Form 10-Q
period 2010-12-31
Medley Capital Corp
filed 2011-03-04
CIK 1490349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 1-35040

  Medley Capital Corporation

(Exact name of registrant as specified in its charter)

Delaware	27-4576073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 Park Avenue, Suite 3304
New York, NY 10152
(Address of principal executive offices)

(212) 759-0777
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

As of March 1, 2011, the Registrant had 17,112,776 shares of common stock, $0.001 par value, outstanding.

i

Part I. Financial Information

Item 1. Financial Statements

Medley Capital BDC LLC

Statement of Assets, Liabilities and Member’s Deficit

December 31, 2010
(Unaudited)
Assets
Deferred offering costs	$933,047
Cash	14,155
Total assets	$947,202

Liabilities and member’s deficit
Liabilities:
Deferred offering costs payable	$897,287
Accrued organization costs	92,000
Directors fees payable	67,827
Contributed loan	50,000
Professional fees payable	27,500
Other accrued expenses	1,500
Total liabilities	1,136,114

Member’s deficit:
Accumulated loss	(188,912)

Total member’s deficit	(188,912)

Total liabilities and member’s deficit	$947,202

See accompanying notes to financial statements.

Medley Capital BDC LLC

Statement of Operations

For the three months
ended December 31, 2010
(Unaudited)

Expenses
Professional fees	$27,500
Directors fees	67,827
General and administrative	1,535

Total expenses	96,862

Net loss	$(96,862)

See accompanying notes to financial statements.

Medley Capital BDC LLC

Statement of Changes in Member’s Deficit

For the three months
ended December 31, 2010
(Unaudited)

Member’s deficit, September 30, 2010	$(92,050)
Capital contributions	-
Capital withdrawals	-
Net loss	(96,862)

Member’s deficit, December 31, 2010	$(188,912)

See accompanying notes to financial statements.

Medley Capital BDC LLC

Statement of Cash Flows

For the three months
ended December 31, 2010
(Unaudited)
Cash flows from operating activities
Net loss	$(96,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in deferred offering costs	(883,287)
Increase in deferred offering costs payable	882,287
Increase in directors fees payable	67,827
Increase in professional fees payable	27,500
Increase in other accrued expenses	1,500

Net cash used in operating activities	(1,035)

Net change in cash	(1,035)
Cash, beginning of period	15,190

Cash, end of period	$14,155

See accompanying notes to financial statements.

MEDLEY CAPITAL BDC LLC
Notes to Financial Statements
(Unaudited)

1. Organization

Medley Capital BDC LLC (the “LLC”), a Delaware limited liability company was formed on April 23, 2010. The LLC is a newly organized closed-end management investment company that intends to elect to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

In May 2010, the sole and Managing Member, Brook Taube, contributed to the LLC $50,000 in the form of a non-interest bearing loan (the “Contributed Loan”). There were no additional loans made to the LLC or repayments by the LLC to the Managing Member and as of December 31, 2010 the balance of the Contributed Loan was $50,000.

Other than the Contributed Loan, certain organizational costs and registration fees incurred related to the initial public offering (discussed below) and certain professional fees and board of directors fees accrued related to the LLC’s financial reporting as of December 31, 2010, the LLC had not yet commenced its operations and investment activities.

On January 18, 2011, the LLC converted, in accordance with Delaware law, into Medley Capital Corporation, a Delaware corporation.  Except as otherwise specified, references to “the Company” refer to the LLC for the periods prior to the consummation of the formation transaction described in Note 4, and refer to Medley Capital Corporation for the periods after the consummation of the formation transaction.

On January 20, 2011, the Company consummated its initial public offering and commenced its operations and investment activities. The Company’s investment objective is to generate current income and capital appreciation by lending directly to privately-held small and middle market companies to help these companies fund acquisitions, growth or refinancing. The portfolio will generally consist of first lien senior secured loans, and, to a lesser extent, second lien secured loans. In many of our investments, we will receive warrants or other equity participation features which we believe will increase the total investment returns. Please refer to Note 4 for additional disclosure regarding the initial public offering.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are expressed in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The accompanying statement of assets, liabilities and member’s deficit as of December 31, 2010, and the statements of operations, changes in member’s deficit and cash flows for the three months ended December 31, 2010 are unaudited. The unaudited financial statements of the Company are presented in conformity with GAAP for interim financial information and pursuant to the requirements for the reporting on Form 10-Q and Article 10 of Regulation S-X. The financial statements, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position as of December 31, 2010 and results of operations and cash flows for the three months ended December 31, 2010.

Cash

The Company maintains its cash in a checking account at a financial institution. The cash is not subject to any restriction for withdrawal.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the financial statements. Actual results could differ from those estimates.

Organizational Expenses

Organizational expenses consist principally of legal and accounting fees incurred in connection with the organization of the Company and have been expensed as incurred.

Deferred Offering Costs

Deferred offering costs consist principally of legal fees incurred by the Company related to its initial public offering and will be charged directly against capital upon completion of the initial public offering. As of December 31, 2010, the Company has accrued $933,047 relating to offering costs.

Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. The Company does not consider it necessary to record a liability in this regard.

3. Federal Income Taxes

No provision for Federal, state and local income taxes has been made in the accompanying financial statements, as the Managing Member is individually liable for its own tax payments.

The Company evaluates tax positions it has taken, expects to take or that are otherwise relevant to the Company for purposes of determining whether any relevant tax positions would “more likely than not” be sustained upon examination by the applicable tax authority. The Company has analyzed such tax positions and has concluded that no unrecognized tax benefits should be recorded for uncertain tax positions for open tax years. The Company identifies its major tax jurisdictions as U.S. Federal and state jurisdictions as well as foreign jurisdictions where the Company makes significant investments. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change materially in the next twelve months. The Company records tax positions that are not deemed to meet a more-likely-than-not threshold as tax expenses as well as any applicable penalties or interest associated with such positions. For the three months ended December 31, 2010, there was no tax expense.

As described above, in connection with its initial public offering the Company converted to a corporation. The Corporation intends to file an election to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended, and, among other things, intends to make the requisite distributions to its stockholders which will relieve it from Federal income or excise taxes. Therefore, no provision is anticipated to be recorded for Federal income or excise taxes.

4. Formation Transaction and Initial Public Offering

Prior to the consummation of our initial public offering, Medley Opportunity Fund LP (“MOF LP”) and Medley Opportunity Fund Ltd. (“MOF LTD”) transferred all of their respective interests in six loan participations in secured loans to middle market companies with a combined fair value, plus payment-in-kind interest and accrued interest thereon, of approximately $84.95 million (the “Loan Assets”) to MOF I BDC LLC, a Delaware limited liability company (“MOF I BDC”) in exchange for membership interests in MOF I BDC.  As a result, MOF LTD owned 90% of the outstanding MOF I BDC membership interests and MOF LP owned 10% of the outstanding MOF I BDC membership interests.

On January 18, 2011, each of MOF LTD and MOF LP contributed their respective MOF I BDC membership interests to the LLC in exchange for LLC membership interests.  As a result, MOF I BDC became a wholly-owned subsidiary of the LLC.

On January 18, 2011, the LLC, in accordance with Delaware law, converted into Medley Capital Corporation (the “Company”), a Delaware corporation. On January 20, 2011, the Company filed an election to be regulated as a BDC under the 1940 Act.

On January 20, 2011, the Company consummated its initial public offering and sold 11,111,112 shares of common stock at $12.00 per share. On February 24, 2011, an additional 450,000 shares of common stock were issued at a price of $12.00 per share pursuant to the partial exercise of the underwriters’ over-allotment option. Net of underwriting fees and estimated offering costs, the Company received total cash proceeds of approximately $129.7 million.

On January 20, 2011, the Company’s shares began trading on the New York Stock Exchange under the symbol “MCC.”

5. Subsequent events

On January 19, 2011, the Company entered into an investment management agreement with MCC Advisors LLC (“MCC Advisors”), a Delaware limited liability company. MCC Advisors is a registered investment advisor under the Investment Advisors Act of 1940. Subject to the supervision of the Company’s board of directors, MCC Advisors will manage the Company’s day-to-day operations and provide investment advisory services to the Company. For providing these services, MCC Advisors will receive a base management fee from the Company payable quarterly in arrears at an annual rate of 1.75% of the Company’s gross assets, including any assets acquired with the proceeds of leverage. MCC Advisors has agreed to waive the base management fee payable to MCC Advisors with respect to cash and cash equivalents held by the Company through June 30, 2011.

The investment management agreement also provides that MCC Advisors will be entitled to an incentive fee of 20.0%. The incentive fee consists of two parts: (1) the first component, which is payable quarterly in arrears, will equal 20.0% of the excess, if any, of the pre-incentive fee net investment income over a hurdle rate (2.0% quarterly) and subject to a “catch-up” provision measured as of the end of each calendar quarter; and (2) the second component, which will be payable in arrears at the end of each calendar year (or upon termination of the investment management agreement, as of the termination date), commencing with the year ending December 31, 2011, will equal 20.0% of the incentive fee capital gains, if any, which will equal the realized capital gains on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by our administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our administrator for such amounts paid on our behalf. The Company estimates for the first twelve months of operations it will incur approximately $0.9 million of expenses under the administration agreement.  The actual expenses incurred could differ from this estimate.

On January 21, 2011, the Company repaid the Contributed Loan to the Managing Member.

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report. The financial statements and related footnotes reflect the financial performance of Medley Capital BDC LLC, which was formed on April 23, 2010.

For the period ended December 31, 2010, the Company had not yet commenced operations. The Company commenced operations on January 20, 2011, upon the pricing of its initial public offering. Except as otherwise specified, references to “we,” “us,” “our,” or “the Company,” refer to Medley Capital BDC LLC for the periods prior to the consummation of the formation transaction described below, and refer to Medley Capital Corporation for the periods after the consummation of the formation transaction.

Forward-Looking Statements

Some of the statements in this report constitute forward-looking statements, which relate to future events or our future performance or financial condition.  The forward-looking statements contained in this report involve risks and uncertainties, including statements as to:

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of our investment adviser;

•	the impact of increased competition;

•	the impact of future acquisitions and divestitures;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or MCC Advisors LLC (“MCC Advisors”);

•	our contractual arrangements and relationships with third parties;

•	any future financings by us;

•	the ability of MCC Advisors to attract and retain highly talented professionals;

•	fluctuations in foreign currency exchange rates;

•	the impact of changes to tax legislation and, generally, our tax position; and

•	the unfavorable resolution of legal proceedings.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” included in our amended registration statement on Form N-2 filed with the Securities and Exchange Commission, or the SEC, on January 6, 2011.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

Formation Transaction

Prior to the pricing of our initial public offering, Medley Opportunity Fund LP (“MOF LP”) and Medley Opportunity Fund Ltd. (“MOF LTD”) transferred all of their respective interests in six loan participations in secured loans to middle market companies with a combined fair value, plus payment-in-kind interest and accrued interest thereon, of approximately $84.95 million (the “Loan Assets”) to MOF I BDC LLC (“MOF I BDC”) in exchange for membership interests in MOF I BDC. As a result, MOF LTD owned approximately 90% of the outstanding MOF I BDC membership interests and MOF LP owned approximately 10% of the outstanding MOF I BDC membership interests. On January 18, 2011, each of MOF LTD and MOF LP contributed their respective MOF I BDC membership interests to Medley Capital BDC LLC in exchange for Medley Capital BDC LLC membership interests. As a result, MOF I BDC became a wholly-owned subsidiary of Medley Capital BDC LLC.

On January 18, 2011, Medley Capital BDC LLC, a Delaware limited liability company converted into Medley Capital Corporation, a Delaware corporation. On January 20, 2011, Medley Capital Corporation filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”).

On January 20, 2011, we priced our initial public offering and sold 11,111,112 shares of our common stock at $12.00 per share. On February 24, 2011, an additional 450,000 shares of our common stock were issued at a price of $12.00 per share pursuant to the partial exercise of the underwriters’ over-allotment option. Net of underwriting fees and estimated offering costs, we raised a total of approximately $129.7 million. Our shares began trading on January 20, 2011 on the New York Stock Exchange under the symbol “MCC.”

For the period ended December 31, 2010, the Company had not yet commenced operations. The Company commenced operations on January 20, 2011, upon the pricing of its initial public offering.

Overview

We are a newly organized, externally-managed, non-diversified closed-end management investment company that filed an election to be regulated as a BDC under the 1940 Act. In addition, for tax purposes we intend to elect to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, with certain limited exceptions. To obtain and maintain our RIC status, we must meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

Our investment objective is to generate current income and capital appreciation by lending directly to privately-held small and middle market companies to help these companies fund acquisitions, growth or refinancing. Our portfolio will generally consist of first lien senior secured loans, and, to a lesser extent, second lien secured loans. In many of our investments, we will receive warrants or other equity participation features which we believe will increase the total investment returns.

Revenues

We generate revenue in the form of interest income on the debt that we hold and capital gains, if any, on warrants or other equity interests that we may acquire in portfolio companies. We expect to invest our assets primarily in privately held companies with enterprise or asset values between $25 million and $250 million and will focus on investment sizes of $10 million to $50 million. We believe that pursuing opportunities of this size offers several benefits including reduced competition, a larger investment opportunity set and the ability to minimize the impact of financial intermediaries.

Expenses

Our primary operating expenses include the payment of investment management fees and overhead expenses, including our allocable portion of our administrator’s overhead under the administration agreement. Our investment management fees compensate our investment adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to: our organization; calculating our NAV (including the cost and expenses of any independent valuation firms); expenses, including travel expense, incurred by our adviser or payable to third parties performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights; interest payable on debt, if any, incurred to finance our investments; the costs of all future offerings of common shares and other securities, if any; the base management fee and any incentive management fee; distributions on our shares; administration fees payable under our administration agreement; the allocated costs incurred by our administrator in providing managerial assistance to those portfolio companies that request it; amounts payable to third parties relating to, or associated with, making investments; transfer agent and custodial fees; registration fees; listing fees; taxes; independent director fees and expenses; costs of preparing and filing reports or other documents with the SEC; the costs of any reports, proxy statements or other notices to our stockholders, including printing costs; our fidelity bond; directors and officers/errors and omissions liability insurance, and any other insurance premiums; indemnification payments; direct costs and expenses of administration, including audit and legal costs; and all other expenses reasonably incurred by us or our administrator in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs.

Result of Operations

We did not have any operations for the quarter ended December 31, 2010. We commenced principal operations on January 20, 2011, upon the consummation of our initial public offering.

Financial condition, liquidity and capital resources

We generated cash from the net proceeds of our initial public offering and the exercise of the underwriters’ over-allotment option. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in our targeted asset classes and cash distributions to holders of our common stock.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on our balance sheet. As of December 31, 2010 we had no outstanding commitments to fund investments.

We have certain contracts under which we have material future commitments. We have entered into an investment management agreement with MCC Advisors in accordance with the 1940 Act. The investment management agreement became effective upon the pricing of our initial public offering. Under the investment management agreement, MCC Advisors has agreed to provide us with investment advisory and management services. For these services, we have agreed to pay a base management fee equal to a percentage of our gross assets and an incentive fee based on our performance. Pursuant to the investment management agreement, and subject to receipt of exemptive relief, as to which there can be no assurance, we have agreed to pay 50% of the net after-tax incentive fee to MCC Advisors in the form of shares of our common stock at the market price at the time of issuance.

We have also entered into an administration agreement with MCC Advisors as our administrator. The administration agreement became effective upon the pricing of our initial public offering. Under the administration agreement, MCC Advisors has agreed to furnish us with office facilities and equipment, provide us clerical, bookkeeping and record keeping services at such facilities and provide us with other administrative services necessary to conduct our day-to-day operations. MCC Advisors will also provide on our behalf significant managerial assistance to those portfolio companies to which we are required to provide such assistance.

If any of the contractual obligations discussed above are terminated, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our investment management agreement and our administration agreement. Any new investment management agreement would also be subject to approval by our stockholders.

Distributions

We intend to elect and to qualify to be taxed as a RIC under Subchapter M of the Code. As a RIC, in any fiscal year with respect to which we distribute at least 90 percent of the sum of our (i) investment company taxable income (which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses) determined without regard to the deduction for dividends and distributions paid and (ii) net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions), we (but not our stockholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our stockholders. We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we may be subject to U.S. federal income tax. We may choose to retain our net capital gains or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. To avoid this tax, we must distribute (or be deemed to have distributed) during each calendar year an amount equal to the sum of:

(1) at least 98.0 percent of our ordinary income (not taking into account any capital gains or losses) for the calendar year;

(2) at least 98.2 percent of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year); and

(3) income realized, but not distributed, in preceding years.

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of the tax. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

We intend to pay quarterly dividends to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of dividends or year-to-year increases in dividends. Our ability to pay dividends might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay dividends. All dividends will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay dividends to our stockholders in the future.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution carefully and should not assume that the source of any distribution is our ordinary income or gains.

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend or other distribution, each stockholder that has not “opted out” of our dividend reinvestment plan will have their dividends automatically reinvested in additional shares of our common stock rather than receiving cash dividends. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions.

Related Party Transactions

Concurrent with the pricing of our initial public, we entered into a number of business relationships with affiliated or related parties, including the following:

•
We entered into an investment management agreement with MCC Advisors. Mr. Brook Taube, our chairman and chief executive officer, is a managing partner and senior portfolio manager of MCC Advisors, and Mr. Seth Taube and Mr. Andrew Fentress, two of our directors, are managing partners of MCC Advisors.

•
MCC Advisors provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our administration agreement. We reimburse MCC Advisors for the allocable portion (subject to the review and approval of our board of directors) of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs.

•	We have entered into a license agreement with Medley Capital LLC, pursuant to which Medley Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Medley.”

•
Certain affiliates of Medley Capital LLC, MCC Advisors, their respective affiliates and some of their employees purchased in the initial public offering an aggregate of 833,333 shares of common stock at the initial public offering price per share of $12.00. We received the full proceeds from the sale of these shares, and no underwriting discounts or commissions were paid in respect of these shares.

MCC Advisors and its affiliates may in the future manage other accounts that have investment mandates that are similar, in whole and in part, with ours. MCC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to MCC Advisors’ allocation policy, MCC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We will not make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with MCC Advisors’ allocation procedures.

In addition, we have adopted a formal code of ethics that governs the conduct of our and MCC Advisors’ officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware General Corporation Law.

Management and service fee

Pursuant to the investment management agreement, we pay our investment adviser a fee for investment management services consisting of two components — a base management fee and an incentive fee.

MCC Advisors receives a base management fee from the Company payable quarterly in arrears,at an annual rate of 1.75% of the Company’s gross assets, including any assets acquired with the proceeds of leverage. MCC Advisors agreed to waive the base management fee payable to MCC Advisors with respect to cash and cash equivalents held by the Company through June 30, 2011.

The investment management agreement also provides that MCC Advisors will be entitled to an incentive fee of 20.0%. The incentive fee consists of two parts: (1) the first component, which is payable quarterly in arrears, will equal 20.0% of the excess, if any, of the pre-incentive fee net investment income over a hurdle rate (2.0% quarterly) and subject to a “catch-up” provision measured as of the end of each calendar quarter; and (2) the second component, which will be payable in arrears at the end of each calendar year (or upon termination of the investment management agreement, as of the termination date), commencing with the year ending December 31, 2011, will equal 20.0% of our cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the investment adviser.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

Valuation of Portfolio Investments

We value investments for which market quotations are readily available at their market quotations. However, a readily available market value is not expected to exist for many of the investments in our portfolio, and we will value these portfolio investments at fair value as determined in good faith by our board of directors under our valuation policy and process. We may seek pricing information with respect to certain of our investments from pricing services or brokers or dealers in order to value such investments. We will also employ independent third party valuation firms for all of our investments for which there is not a readily available market value.

Valuation methods may include comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Our board of directors is ultimately and solely responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or any other situation where portfolio investments require a fair value determination.

With respect to investments for which market quotations are not readily available, our board of directors will undertake a multi-step valuation process each quarter, as described below:

•	Our valuation process begins with each portfolio company or investment being initially valued by the investment professionals of MCC Advisors responsible for credit monitoring.

•	Preliminary valuation conclusions are then to be documented and discussed with the senior management of MCC Advisors.

•	At least twice annually, the valuation for each portfolio investment is reviewed by an independent valuation firm.

•	The audit committee of our board of directors reviews these preliminary valuations.

•	The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

In following these approaches, the types of factors that are taken into account in fair value pricing investments include available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments, its earnings and discounted cash flows and the markets in which it does business; comparisons of financial ratios of peer companies that are public; comparable merger and acquisition transactions; and the principal market and enterprise values.

Determination of fair values involves subjective judgments and estimates not verifiable by auditing procedures. Under current auditing standards, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

Revenue Recognition

Our revenue recognition policies are as follows:

Investments and Related Investment Income. We account for investment transactions on a trade-date basis. Our board of directors determines the fair value of our portfolio of investments. Interest is recognized on the accrual basis. For investments with contractual paid-in-kind (“PIK”) interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in our consolidated statement of operations.

Non-accrual. We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

 We are subject to financial market risks, including changes in interest rates. As of December 31, 2010, we did not have any loans. As of December 31, 2010, we were not engaged in any hedging activities.

Item 4: Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. For the period ended December 31, 2010, we had not commenced operations.

Part II - Other Information

Item 1: Legal Proceedings.

 Neither we nor any of our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or our subsidiaries.

Item 1A:  Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our amended registration statement Form N-2 filed with the SEC on January 6, 2011 which could materially affect our business, financial condition and/or operating results.  Additional risks on uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

Prior to the pricing of our initial public offering, MOF LP and MOF LTD transferred all of their respective interests in six loan participations in secured loans to middle market companies with a combined fair value, plus payment-in-kind interest and accrued interest thereon, of approximately $84.95 million (the “Loan Assets”) to MOF I BDC in exchange for membership interests in MOF I BDC.  As a result, MOF LTD owned approximately 90% of the outstanding MOF I BDC membership interests and MOF LP owned approximately 10% of the outstanding MOF I BDC membership interests.  On January 18, 2011, each of MOF LTD and MOF LP contributed their respective MOF I BDC membership interests to Medley Capital BDC LLC in exchange for Medley Capital BDC LLC membership interests.  As a result, MOF I BDC became a wholly-owned subsidiary of Medley Capital BDC LLC.  On January 18, 2011, Medley Capital BDC LLC converted into Medley Capital Corporation, and all of the outstanding limited liability company interests in Medley Capital BDC LLC were converted into 5,759,356 shares of common stock in Medley Capital Corporation.

On January 20, 2011, our registration statement on Form N-2 (File No. 333-166491) for the initial public offering of 11,111,112 shares of our common stock became effective. All 11,111,112 shares were sold upon completion of the initial public offering at the public offering price of $12.00 per share. Goldman Sachs & Co., Citigroup Global Markets Inc. and UBS Securities LLC acted as joint book-running managers and representatives of the underwriters in connection with the initial public offering. Also in connection with the initial public offering, we offered the underwriters an option to purchase an additional 1,541,666 shares of our common stock at a purchase price of $12.00 per share, before deducting underwriting discounts. On February 24, 2011, an additional 450,000 shares of our common stock were sold at a purchase price of $12.00 per share, before deducting underwriting discounts, following the partial exercise of the underwriters’ over-allotment option.

Underwriting discounts for the shares sold in the initial public offering and the partial exercise of the underwriters' over-allotment option totaled approximately $7.7 million. Certain affiliates of Medley Capital LLC, MCC Advisors, their respective affiliates and some of their employees purchased in the initial public offering an aggregate of 833,333 shares of our common stock at the public offering price of $12.00 per share. We received the full proceeds from the sale of these shares, and no underwriting discounts or commissions were paid in respect of these shares. We incurred expenses of approximately $1.3 million in connection with the initial public offering and the partial exercise of the underwriters' over-allotment option. None of these expenses were paid directly or indirectly to our directors, officers or associates, or to persons owning 10% or more of our common stock or that of other affiliates. After deducting underwriting discounts and other expenses, we received net proceeds of approximately $129.7 million from the initial public offering and the partial exercise of the underwriters' over-allotment option.

We intend to use the net proceeds of our initial public offering (after expenses) and the partial exercise of the underwriters' over-allotment option to provide debt financing to portfolio companies in accordance with our investment objective and for general corporate purposes.

Item 3:  Defaults Upon Senior Securities.

None.

Item 4:  Removed and Reserved.

None.

Item 5:  Other Information.

None.

Item 6:  Exhibits.

EXHIBIT INDEX

Number	Description
31.1	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 4, 2011	Medley Capital Corporation.

	By	/s/ Brook Taube
Brook Taube Chief Executive Officer (Principal Executive Officer)

Dated: March 4, 2011	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)