Form 10-Q
period 2011-03-31
Medley Capital Corp
filed 2011-05-12
CIK 1490349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 1, 2011, the Registrant had 17,320,468 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Financial Statemnts

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	March 31, 2011	September 30, 2010
	(unaudited)	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $59,273,023 and $0, respectively)	$59,273,023	$-
Affiliated investments (amortized cost of $46,155,193 and $0, respectively)	46,155,193	-
Total investments at fair value	105,428,216	-
Cash and cash equivalents	112,019,181	15,190
Interest receivable	414,820	-
Other assets	353,991	-
Deferred offering costs	-	49,760

Total assets	$218,216,208	$64,950

LIABILITIES
Deferred offering costs payable	$981,673	$15,000
Accounts payable and accrued expenses	376,912	-
Management fees payable, net	289,494	-
Administrator expenses payable	190,246	-
Due to affiliate	94,309	-
Accrued organizational costs	92,621	92,000
Contributed loan	-	50,000

Total liabilities	$2,025,255	$157,000

NET ASSETS
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 17,320,468 and 0 common shares issued and outstanding, respectively	$17,320	$-
Capital in excess of par value	214,619,407	-
Accumulated undistributed net investment income (loss)	1,554,226	(92,050)
Total net assets	216,190,953	(92,050)

Total liabilities and net assets	$218,216,208	$64,950

NET ASSET VALUE PER SHARE	$12.48	n/a

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended March 31, 2011	For the six months ended March 31, 2011
	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/Non-affiliated investments	$1,411,158	$1,411,158
Affiliated investments	1,126,430	1,126,430
Total interest income	2,537,588	2,537,588
Interest from cash and cash equivalents	41,543	41,543
Loan origination fee income	200,000	200,000
Total investment income	2,779,131	2,779,131

EXPENSES
Base management fees	714,186	714,186
Professional fees	206,688	234,188
Administrator expenses	190,246	190,246
Directors fees	129,356	197,183
Organizational expense	92,226	92,226
Insurance	79,445	79,445
General and administrative	48,538	50,073
Expenses before management fee waiver	1,460,685	1,557,547
Management fee waiver (See Note 5)	(424,692)	(424,692)
Total expenses net of management fee waiver	1,035,993	1,132,855

NET INVESTMENT INCOME	1,743,138	1,646,276

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,743,138	$1,646,276

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.10	$0.10

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 8)	17,095,468	17,095,468

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statement of Changes in Net Assets

For the six months ended March 31, 2011
(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$1,646,276
Net increase in net assets from operations	1,646,276
CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net of underwriting costs	216,051,889
Offering costs	(1,415,162)
Net increase in net assets from capital share transactions	214,636,727

Total increase in net assets	216,283,003
Net assets at beginning of period	(92,050)
Net assets at end of period	$216,190,953

Net asset value per common share	$12.48
Common shares outstanding at end of period	17,320,468

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statement of Cash Flows

For the six months ended March 31, 2011
(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$1,646,276
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(507,199)
Amortization of premium on investments	39,533
Purchase of investments	(20,010,054)
(Increase) decrease in operating assets:
Interest receivable	(414,820)
Other assets	(353,991)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	376,912
Management fees payable	289,494
Administrator expenses payable	190,246
Due to affiliate	94,309
Accrued organizational costs	621
NET CASH USED BY OPERATING ACTIVITIES	(18,648,673)

Cash flows from financing activities
Repayment of contributed loan	(50,000)
Proceeds from issuance of common stock, net of underwriting costs	131,101,393
Offering cost paid	(398,729)
NET CASH PROVIDED BY FINANCING ACTIVITIES	130,652,664

NET INCREASE IN CASH AND CASH EQUIVALENTS	112,003,991
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,190
CASH AND CASH EQUIVALENTS, END OF PERIOD	$112,019,181

Supplemental non-cash information
Paid-in-kind interest income	$507,199
Net accretion of premium on investments	$(39,533)
Issuance of 5,759,356 shares of common stock in connection with the formation transaction (See Note 1)	$84,950,496

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

March 31, 2011
(unaudited)

Company (1)	Industry	Interest	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets	LTV (5)

Non-controlled/Non-affiliated Investments - 27.5% (3)
Senior Secured First Lien Term Loans
Water Capital USA, Inc. (4)	Capital Equipment	14.00% (7.00% Cash, 7.00% PIK)	1/3/2013	$21,457,601	$21,457,601	$21,457,601	9.9%	18.3%
Geneva Wood Fuels LLC (4)	Energy & Power	15.50% (LIBOR + 13.00%, 2.50% LIBOR Floor)	12/31/2012	7,500,000	7,500,000	7,500,000	3.5%	68.6%
Velum Global Credit Management LLC (4)	Financial Services	15.00%	3/31/2014	15,000,000	15,289,589	15,289,589	7.1%	20.0%
Total Senior Secured First Lien Term Loans				$43,957,601	$44,247,190	$44,247,190

Senior Secured Second Lien Term Loans
Aurora Flight Sciences Corporation	Aerospace & Defense	13.25% (11.25% Cash, 2.00% PIK)	3/16/2014	$15,025,833	$15,025,833	$15,025,833	7.0%	27.9%
Total Senior Secured Second Lien Term Loans				$15,025,833	$15,025,833	$15,025,833
Sub Total Non-controlled/Non-affiliated Investments				$58,983,434	$59,273,023	$59,273,023

Affiliated Investments - 21.3% (3)
Senior Secured First Lien Term Loans
Bennu Glass, Inc. (4)	Containers & Packaging	15.00%	4/30/2013	$10,000,000	$10,202,028	$10,202,028	4.7%	30.7%
Allied Cash Holdings LLC (4)	Financial Services	15.00%	6/30/2013	20,000,000	20,108,914	20,108,914	9.3%	27.3%
Applied Natural Gas Fuels, Inc. (term loan A)	Oil & Gas	13.00%	3/24/2014	5,000,000	5,000,000	5,000,000	2.3%	32.4%
Applied Natural Gas Fuels, Inc. (term loan B) (4)	Oil & Gas	10.00%	3/24/2014	10,844,251	10,844,251	10,844,251	5.0%	32.4%
Total Senior Secured First Lien Term Loans				$45,844,251	$46,155,193	$46,155,193

Sub Total Affiliated Investments				$45,844,251	$46,155,193	$46,155,193

Total Invesmtents - 48.8% (3)				$104,827,685	$105,428,216	$105,428,216

(1)	All of our investments are domiciled in the United States and are denominated in USD.
(2)	Par amount includes accumulated PIK interest and is net of repayments.
(3)	Percentage is based on net assets of $216,190,953 as of March 31, 2011.
(4)	Investments are held via participation agreements with affiliated entities (See Note 6).
(5)	Loan to value ratio ("LTV") is the amount of total net debt in the portfolio company’s capital structure that is ahead of and through our loan divided by the enterprise value of the portfolio company.
(6)	As defined in the Investment Company Act of 1940, as amended, we are deemed to be an "Affiliated Person" of this portfolio company because we are under common control with such portfolio company.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Note 1. Organization

Medley Capital Corporation (the “Company”, “we” and “us”) is a non-diversified closed end management investment company incorporated in Delaware that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company intends to file an election and to qualify to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our first taxable year as a corporation. We are externally managed and advised by our investment adviser, MCC Advisors LLC (“MCC Advisors”) pursuant to an investment management agreement.

Medley Capital BDC LLC (the “LLC”), a Delaware limited liability company, was formed on April 23, 2010.

Prior to the consummation of our IPO, Medley Opportunity Fund LP (“MOF LP”), a Delaware limited partnership, and Medley Opportunity Fund Ltd. (“MOF LTD”), a Cayman Islands exempted limited liability company, which are managed by affiliates of MCC Advisors, transferred all of their respective interests in six loan participations in secured loans to middle market companies with a combined fair value, plus payment-in-kind interest and accrued interest thereon, of approximately $84.95 million (the “Loan Assets”) to MOF I BDC LLC, a Delaware limited liability company (“MOF I BDC”) in exchange for membership interests in MOF I BDC. As a result, MOF LTD owned 90% of the outstanding MOF I BDC membership interests and MOF LP owned 10% of the outstanding MOF I BDC membership interests.

On January 18, 2011, each of MOF LTD and MOF LP contributed their respective MOF I BDC membership interests to the LLC in exchange for LLC membership interests. As a result, MOF I BDC became a wholly-owned subsidiary of the LLC.

On January 18, 2011, the LLC, in accordance with Delaware law, converted into Medley Capital Corporation, a Delaware corporation. As a result, MOF LTD and MOF LP’s LLC membership interests were exchanged for 5,759,356 shares of the Company’s common stock at $14.75 per share. On January 20, 2011, the Company filed an election to be regulated as a BDC under the 1940 Act.

On January 20, 2011, the Company consummated its IPO, sold 11,111,112 shares of common stock at $12.00 per share and commenced its operations and investment activities. On February 24, 2011, an additional 450,000 shares of common stock were issued at a price of $12.00 per share pursuant to the partial exercise of the underwriters’ over-allotment option. Net of underwriting fees and estimated offering costs, the Company received total cash proceeds of approximately $129.6 million.

On January 20, 2011, the Company’s shares began trading on the New York Stock Exchange under the symbol “MCC.”

The Company’s investment objective is to generate current income and capital appreciation by lending directly to privately-held small and middle market companies to help these companies fund acquisitions, growth or refinancing. The portfolio will generally consist of senior secured first lien loans, and, to a lesser extent, senior secured second lien loans. In many of our investments, we will receive warrants or other equity participation features which we believe will increase the total investment returns.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiary, MOF I BDC. All intercompany accounts and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Medley Capital Corporation and its consolidated subsidiary, except as stated otherwise.

The accompanying unaudited consolidated financial statements of the Company are presented in conformity with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2011.

Cash and Cash Equivalents

Cash and cash equivalents include investments in a money market account. The Company places its cash in a financial institution and, at times, such balance may be in excess of the Federal Deposit Insurance Corporation insurance limits.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Organizational Expenses

Organizational expenses consist principally of legal and accounting fees incurred in connection with the organization of the Company and have been expensed as incurred.

Deferred Offering Costs

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work incurred by the Company related to its initial public offering and were charged directly against capital upon completion of the IPO.

Indemnification

In the normal course of business, the Company may enter into certain contracts that provide a variety of indemnities. The Company’s maximum exposure under these indemnities is unknown. Based on its history and experience, management feels that the likelihood of such an event is remote.

Revenue Recognition

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis.

Origination, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. We stop accruing PIK interest if we do not expect the issuer to be able to pay all principal and interest when due.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, we would be deemed to “control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. We refer to such investments in portfolio companies that we “control” as “Control Investments”. Under the 1940 Act, we would be deemed to be an “Affiliated Person” of a portfolio company if we own 5% or more of the portfolio company’s outstanding voting securities or we are under common control with such portfolio company. We refer to such investments in Affiliated Persons as “Affiliated Investments”.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Valuation of Investments

The Company applies fair value to substantially all of its financial instruments in accordance with ASC Topic 820 - Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Investments for which market quotations are not readily available are valued at fair value as determined by the Company’s board of directors based upon input from management and third party valuation firms. Because these investments are illiquid and because there may not be any directly comparable companies whose financial instruments have observable market values, these loans are valued using a fundamental valuation methodology, consistent with traditional asset pricing standards, that is objective and consistently applied across all loans and through time.

The Company uses third-party valuation agents to assist the board of directors in the valuation of its portfolio investments. The valuation reports generated by the third-party valuation agents consider the evaluation of financing and sale transactions with third parties, expected cash flows and market based information, including comparable transactions, performance multiples, and movement in yields of debt instruments, among other factors. Based on information obtained from the third-party valuation agents, the Company uses a combined market yield analysis and an enterprise model of valuation. Within the market yield analysis, the value of the Company’s loans is determined based upon inputs such as the coupon rate, a market discount rate, the stated value of the loan, and the length to maturity. Within the enterprise model, the Company uses a waterfall analysis which takes the specific capital structure of the borrower and the related seniority of the instruments within the borrower’s capital structure into consideration.

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	our quarterly valuation process begins with each portfolio investment being initially valued by the investment professionals responsible for monitoring the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with senior management; and

•
an independent valuation firm engaged by our board of directors reviews approximately one third of these preliminary valuations each quarter on a rotating quarterly basis on non fiscal year-end quarters, such that each of these investments will be valued by independent valuation firms at least twice per annum when combined with the fiscal year end review of all the investments by independent valuation firms.

In addition, all of our investments are subject to the following valuation process:

•	review management’s preliminary valuations and their own independent assessment;

•	the audit committee of our board of directors reviews the preliminary valuations of the investment professionals, senior management and independent valuation firms; and

•
our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of MCC Advisors, the respective independent valuation firms and the audit committee.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Dividends

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by our board of directors.

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

New Accounting Pronouncements

In January 2010, the Financil Accounting Standards Board issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends ASC 820 and requires additional disclosure related to recurring and non-recurring fair value measurement in respect of transfers in and out of Level 1 and 2 and activity in Level 3 fair value measurements. The update also requires disclosure about inputs and valuation techniques for Level 2 and Level 3 measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures related to activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within that fiscal year. The adoption of ASU 2010-06 by the Company did not have a material effect on its consolidated financial statements except for enhanced disclosure in the notes to its consolidated financial statements.

Federal Income Taxes

The Company intends to elect to be treated as a RIC under subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements. Once qualified as a RIC, the Company must timely distribute to its stockholders at least 90% of the sum of investment company taxable income including PIK, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. The Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from federal income or excise taxes. For the three and six months ended March 31, 2011, there was no tax expense.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at March 31, 2011.

Company Investment Risk, Concentration of Credit Risk, and Liquidity Risk

MCC Advisors has broad discretion in making investments for the Company. Investments will generally consist of debt instruments that may be affected by business, financial market or legal uncertainties. Prices of investments may be volatile, and a variety of factors that are inherently difficult to predict, such as domestic or international economic and political developments, may significantly affect the results of the Company’s activities and the value of its investments. In addition, the value of the Company’s portfolio may fluctuate as the general level of interest rates fluctuate.

The value of the Company’s investments in loans may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as our borrowers, and those for which market yields are observable increase materially. MCC Advisors may attempt to minimize this risk by maintaining low loan-to-liquidation values with each loan and the collateral underlying the loan.

The Company’s assets may, at any time, include securities and other financial instruments or obligations that are illiquid or thinly traded, making purchase or sale of such securities and financial instruments at desired prices or in desired quantities difficult or impossible. Furthermore, the sale of any such investments may be possible only at substantial discounts, and it may be extremely difficult to value any such investments accurately.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Note 3. Investments

The composition of our investments as of March 31, 2011 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$90,402	85.7%	$90,402	85.7%
Senior Secured Second Lien Term Loans	15,026	14.3	15,026	14.3
Total	$105,428	100.0%	$105,428	100.0%

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2011 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Financial Services	$35,398	33.6%
Capital Equipment	21,458	20.3
Oil & Gas	15,844	15.0
Aerospace & Defense	15,026	14.3
Containers & Packaging	10,202	9.7
Energy & Power	7,500	7.1
Total	$105,428	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic location at fair value at March 31, 2011 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
West	$31,660	30.0%
Southeast	20,109	19.1
Southwest	15,844	15.0
Midwest	15,289	14.5
Mid-Atlantic	15,026	14.3
Northeast	7,500	7.1
Total	$105,428	100.0%

Note 4. Fair Value Measurements

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 — Valuations based on inputs other than quoted prices in active markets, which are either directly or indirectly observable.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

•
Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The inputs for the determination of fair value may require significant management judgment or estimation. Such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with our Company’s valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of March 31, 2011 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$90,402	$90,402
Senior Secured Second Lien Term Loans	—	—	15,026	15,026
Total	$—	$—	$105,428	$105,428

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended March 31, 2011 (dollars in thousands):

	Senior Secured First Lien Loans	Senior Secured Second Lien Loans	Total
Balance as of September 30, 2010	$—	$—	$—
Net unrealized gains (losses)	—	—	—
Purchases and other adjustments to cost	90,402	15,026	105,428
Sales and redemptions	—	—	—
Net realized gains (losses) from investments	—	—	—
Balance as of March 31, 2011	$90,402	$15,026	$105,428

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the period.

No significant transfers between levels have occurred during the quarter.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur.

Note 5. Agreements

Investment Management Agreement

On January 19, 2011, the Company entered into an investment management agreement (the “Management Agreement”) with MCC Advisors, a registered investment advisor under the Investment Advisers Act of 1940, as amended. Pursuant to the Management Agreement, MCC Advisors implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. MCC Advisors is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay MCC Advisors a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

The base management fee will be calculated at an annual rate of 1.75% of our gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. For the first quarter of our operations, the base management fee will be calculated based on the initial value of our gross assets. Subsequently, the base management fee will be calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. MCC Advisors agreed to waive the base management fee payable with respect to cash and cash equivalents held by the Company through June 30, 2011.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

The incentive fee consists of the following two parts:

The first, payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter and will be 20.0% of the amount, if any, by which our pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our investment adviser receives no incentive fee until our net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up”, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our investment adviser will receive 20% of our pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Since the hurdle rate is fixed, as interest rates rise, it will be easier for the MCC Advisors to surpass the hurdle rate and receive an incentive fee based on net investment income.

The second component of the incentive fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Management Agreement, as of the termination date), commencing on December 31, 2011, and will equal 20.0% of our cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the investment adviser.

Under GAAP, the Company calculates incentive fee as if the Company had realized all assets at their fair values and liabilities at their settlement amounts as of the reporting date. Accordingly, the Company accrues a provisional incentive fee taking into account any unrealized gains or losses. As the provisional incentive fee is subject to the performance of investments until there is a realization event, the amount or provisional incentive fee accrued at a reporting date may vary from incentive that is ultimately realized and the differences could be material.

For the three and six month periods ended March 31, 2011, the Company incurred net base management fees payable to MCC Advisors of $0.3 million and $0.3 million, respectively. The Company incurred no incentive fees for the three and six month periods ended March 31, 2011.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by our administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our administrator for such amounts paid on our behalf. For the three and six months ended March 31, 2011, we recognized $0.2 million and $0.2 million in administrator expenses, respectively.

Note 6. Related Party Transactions

Loan Participations

As of March 31, 2011, 81% of the Company’s investments are held via participation agreements with affiliated entities managed by affiliates of MCC Advisors. By virtue of owning loans through participation agreements, the Company has a contractual relationship with the affiliate, not the borrower. As a result, the Company is subject to the credit risk of the affiliate as well as that of the borrower. As of March 31, 2011, the principal amount related to these loan participations was $84.8 million and for the six months ended March 31, 2011 total investment income related to these loan participations was $2.4 million.

Employees of Medley Capital LLC, an affiliate of the Company, serve as board members of Allied Cash Holdings LLC, Velum Global Credit Management LLC and Applied Natural Gas Fuels, Inc.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Due to Affiliate

Due to affiliate consists of certain offering costs, organizational costs, and other expenses paid by an affiliate prior to the IPO.

Other Related Party Transactions

Certain affiliates of MCC Advisors, Medley Capital LLC, their respective affiliates and some of their employees purchased in the IPO an aggregate of 833,333 shares of common stock at the initial public offering price per share of $12.00. The Company received the full proceeds from the sale of these shares, and no underwriting discounts or commissions were paid in respect of these shares.

Note 7. Directors Fees

The independent directors receive an annual fee of $35,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and six months ended March 31, 2011, we accrued $0.1 million and $0.2 million for directors’ fees expense, respectively.

Note 8. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The weighted average common shares outstanding for the three and six months ended March 31, 2011, are calculated beginning January 20, 2011, following the completion of our IPO and issuance of 11,111,112 shares of common stock and MOF LTD and MOF LP’s exchange of LLC membership interests for 5,759,356 shares of the Company’s common stock. Additionally on February 24, 2011, an additional 450,000 shares of common stock were issued pursuant to the partial exercise of the underwriters’ over-allotment option.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended March 31, 2011(dollars in thousands except share and per share amounts):

Basic and diluted	Three months ended March 31, 2011	Six months ended March 31, 2011
Net increase in net assets from operations	$1,743	$1,646
Weighted average common shares outstanding	17,095,468	17,095,468
Earnings per common share-basic and diluted	$0.10	$0.10

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2011

Note 9. Financial Highlights

The following is a schedule of financial highlights for the six months ended March 31, 2011.
March 31, 2011
Per share data:
Net asset value per share at beginning of period	(0.01)

Issuance of common stock, net of underwriting costs	$12.47
Offering cost	(0.08)
Net investment income (1)	0.10
Net realized gains on investments	-
Net unrealized appreciation on investments	-
Net increase in net assets	12.49

Distributions declared from net investment income	-
Distributions declared from net realized capital gains	-
Total distributions to stockholders	-

Net asset value at end of period	$12.48
Net assets at end of period	$216,190,953
Shares outstanding at end of period	17,320,468

Per share market value at end of period	$12.18
Total return based on market value (2)	1.50%
Total return based on net asset value (3)	0.77%

Ratio/Supplemental data: (5)
Ratio of net investment income net of management fee waiver to average net assets (4)	4.03%
Ratio of operating expenses net of management fee waiver to average net assets (4)	2.78%
Ratio of total expenses net of management fee waiver to average net assets (4)	2.78%

(1)	Net investment income excluding management fee waiver equals $0.07 per share for the six months ended March 31, 2011.
(2)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales change for the year.
(3)	Total annual return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions, and no sales change for the year.
(4)
For the six months ended March 31, 2011, excluding the management fee waiver, the ratio of net investment income, operating expenses, total expenses to average net assets is 2.99%, 3.82% and 3.82%, respectively.

(5)	Ratios are annualized.

Note 10. Subsequent Events

On April 21, 2011, the Company closed on a $15.0 million investment in the senior secured second lien term loan to United Road Towing, Inc. United Road Towing, Inc., is headquartered in Mokena, Illinois,  and provides a complete range of towing, vehicle storage and vehicle auction services through a network of 53 operating locations across nine states. The loan has a fixed coupon of 11.50% cash, 2% PIK and a five and one half year term, with principal due at maturity in October 2016. The Company also earned a 2% origination fee on the loan.

On April 21, 2011, the Company closed on a $7.0 million investment in the senior secured notes to Sizzling Platter, LLC, a restaurant management company headquartered in Salt Lake City, Utah. The loan has a fixed coupon of 12.25% cash and a five year term, with principal due at maturity in April 2016. The notes were issued at 96.4% of the par balance.

On May 11, 2011, the Company’s board of directors declared a quarterly dividend of $0.16 per share payable on June 15, 2011 to stockholders of record at the close of business on June 1, 2011.

Item 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q.

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to Medley Capital Corporation.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” included in our amended registration statement on Form N-2 filed with the Securities and Exchange Commission (the “SEC”) on January 6, 2011.

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

On January 18, 2011, Medley Capital BDC LLC, a Delaware limited liability company converted into Medley Capital Corporation, a Delaware corporation. As a result, MOF LTD and MOF LP’s LLC membership interests were exchanged for 5,759,356 shares of the Company’s common stock at $14.75 per share. On January 20, 2011, Medley Capital Corporation filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”).

On January 20, 2011, we priced our initial public offering and sold 11,111,112 shares of our common stock at $12.00 per share. On February 24, 2011, an additional 450,000 shares of our common stock were issued at a price of $12.00 per share pursuant to the partial exercise of the underwriters’ over-allotment option. Net of underwriting fees and estimated offering costs, we raised a total of approximately $129.6 million. Our shares began trading on January 20, 2011 on the New York Stock Exchange under the symbol “MCC.”

Overview

We are a newly organized, externally-managed, non-diversified closed-end management investment company that filed an election to be regulated as a BDC under the 1940 Act. In addition, we intend to elect and qualify to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”), under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

We commenced operations and completed our initial public offering on January 20, 2011. Our investment activities are managed by MCC Advisors and supervised by our board of directors, of which a majority of the members are independent of us.

Our investment objective is to generate current income and capital appreciation by lending directly to privately-held small and middle market companies to help these companies fund acquisitions, growth or refinancing. Our portfolio will generally consist of senior secured first lien term loans, and, to a lesser extent, senior secured second lien term loans. In many of our investments, we will receive warrants or other equity participation features which we believe will increase the total investment returns.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, with certain limited exceptions. To obtain and maintain our RIC status, we must meet specified source-of-income and asset diversification requirements. To be eligible for tax treatment under Subchapter M for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

Revenues

We generate revenue in the form of interest income on the debt that we hold and capital gains, if any, on warrants or other equity interests that we may acquire in portfolio companies. We expect to invest our assets primarily in privately held companies with enterprise or asset values between $25 million and $250 million and will focus on investment sizes of $10 million to $50 million. We believe that pursuing opportunities of this size offers several benefits including reduced competition, a larger investment opportunity set and the ability to minimize the impact of financial intermediaries. We expect our debt investments to bear interest at either a fixed or floating rate. Interest on debt will be payable generally either monthly or quarterly. In some cases our debt investments may provide for a portion of the interest to be paid-in-kind (“PIK”). To the extent interest is PIK, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation. The principal amount of the debt and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance or investment management services and possibly consulting fees. Any such fees will be generated in connection with our investments and recognized as earned.

Expenses

Our primary operating expenses include the payment of investment management fees and overhead expenses, including our allocable portion of our administrator’s overhead under the administration agreement. Our investment management fees compensate our investment adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	our organization;
•	calculating our NAV (including the cost and expenses of any independent valuation firms);
•
expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;
•	the costs of all future offerings of common shares and other securities, if any;
•	the base management fee and any incentive management fee;
•	distributions on our shares;
•	administration fees payable under our administration agreement;

•	the allocated costs incurred by our administrator in providing managerial assistance to those portfolio companies that request it;
•	amounts payable to third parties relating to, or associated with, making investments;
•	transfer agent and custodial fees;
•	registration fees and listing fees;
•	U.S. federal, state and local taxes;
•	independent director fees and expenses;
•	costs of preparing and filing reports or other documents with the SEC;
•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;
•	our fidelity bond;
•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	indemnification payments;
•	direct costs and expenses of administration, including audit and legal costs; and
•
all other expenses reasonably incurred by us or our administrator in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs (including travel expenses).

Portfolio and Investment Activity

As of March 31, 2011, our portfolio consisted of investments in seven portfolio companies with a fair value of approximately $105.4 million. During the quarter ended March 31, 2011, approximately $84.95 million was contributed to us as part of the formation transaction described above. Additionally, during the quarter ended March 31, 2011, we invested $15.0 million in one new portfolio company and $5.0 million in one existing portfolio company. As of March 31, 2011, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $15.1 million and $15.1 million, and $21.5 million and $21.5 million, respectively. The Company had approximately $112.0 million of cash and cash equivalents as of March 31, 2011.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of March 31, 2011 (dollars in thousands):

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Senior Secured First Lien Term Loans	$90,402	41.6%	$90,402	41.6%
Senior Secured Second Lien Term Loans	15,026	6.9	15,026	6.9
Cash and Cash Equivalents	112,019	51.5	112,019	51.5
Total	$217,447	100.0%	$217,447	100.0%

As of March 31, 2011, the weighted average loan to value ratio (“LTV”) of our portfolio investments was approximately 28.6%. We believe that the LTV ratio for a portfolio investment is a useful indicator of the riskiness of the portfolio investment, or its likelihood of default. As part of our investment strategy we seek to structure transactions with downside protection and seek LTVs of lower than 65%. We regularly evaluate the LTV of our portfolio investments and believe that LTV is a useful indicator for management and investors.

As of March 31, 2011, the weighted average yield based upon original cost on our portfolio investments was approximately 14.1%, and 7.1% of our portfolio investments bore interest based on floating rates, such as LIBOR, and 92.9% bore interest at fixed rates.

MCC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on the following categories, which we refer to as MCC Advisors’ investment credit rating:

Credit Rating	Definition

1	•	Investments that are performing above expectations.

2	•	Investments that are performing within expectations, with risks that are neutral or favorable compared to risks at the time of origination.
	•	All new loans are rated ‘2’.

3	•	Investments that are performing below expectations and that require closer monitoring, but where no loss of interest, dividend or principal is expected.
	•	Companies rated ‘3’ may be out of compliance with financial covenants, however, loan payments are generally not past due.

4	•	Investments that are performing below expectations and for which risk has increased materially since origination.
	•	Some loss of interest or dividend is expected but no loss of principal.
	•	In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 180 days past due).

5	•	Investments that are performing substantially below expectations and whose risks have increased substantially since origination.
	•	Most or all of the debt covenants are out of compliance and payments are substantially delinquent.
	•	Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2011 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$—	—%
2	105,428	100.0
3	—	—
4	—	—
5	—	—
Total	$105,428	100.0%

Results of Operations

We commenced principal operations on January 20, 2011, and therefore have no prior periods with which to compare results for the quarter and six-month period ended March 31, 2011.

Operating results for the three and six months ended March 31, 2011 are as follows (dollars in thousands):

	For the three months ended March 31, 2011	For the six months ended March 31, 2011
Total investment income	$2,779	$2,779
Total expenses, net	1,036	1,133
Net investment income	1,743	1,646
Net realized gains (losses)	—	—
Net unrealized gains (losses)	—	—
Net increase in net assets resulting from operations	$1,743	$1,646

Investment Income

For the three and six months ended March 31, 2011, investment income totaled $2.8 million and $2.8 million, respectively, of which $2.5 million and $2.5 million was attributable to portfolio interest, $0.1 million and $0.1 million to interest earned on cash and cash equivalents and $0.2 million and $0.2 million to loan origination fee income, respectively.

Operating Expenses

Total operating expenses after management fee waiver totaled $1.0 million for the three months ended March 31, 2011, and consisted of base management fees, administrator expenses, professional fees, organizational expenses, insurance expenses, directors’ fees and other general and administrative fees. The base management fees net of $0.4 million management fee waiver for the quarter were $0.3 million and no incentive fee was incurred for the quarter.

Total operating expenses after management fee waiver totaled $1.1 million for the six months ended March 31, 2011, and consisted of base management fees, administrator expenses, professional fees, organizational expenses, insurance expenses, directors’ fees and other general and administrative fees. The base management fees net of $0.4 million management fee waiver for the period were $0.3 million and no incentive fee was incurred for the period.

Net Realized Gains/Losses from Investments

During the three and six months ended March 31, 2011, we did not recognize any realized gains or losses on our portfolio investments.

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of the Company’s investment portfolio. For the three and six months ended March 31, 2011, we had no unrealized appreciation or depreciation on portfolio investments.

Changes in Net Assets from Operations

Net increase in net assets resulting from operations totaled $1.7 million, or $0.10 per common share based on a weighted average of 17,095,468 common shares outstanding for the three months ended March 31, 2011.

Net increase in net assets resulting from operations totaled $1.6 million, or $0.10 per common share based on a weighted average of 17,095,468 common shares outstanding for the six months ended March 31, 2011.

Financial Condition, Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders and will have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital, including raising equity, increasing debt, and funding from operational cash flow.

As of March 31, 2011, we had $112.0 million in cash and cash equivalents. We generated cash from the net proceeds of our initial public offering and the exercise of the underwriters’ over-allotment option. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

We anticipate that substantially all of the net proceeds from our initial public offering will be invested by the fourth quarter of 2011. At that time, we expect that our portfolio will primarily consist of senior secured first and second lien term loans. We can offer no assurances we will be able to invest all of our net proceeds within this time frame, as our investment outlook will depend on the availability of appropriate investment opportunities consistent with our investment objective and other market conditions.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on our balance sheet. As of March 31, 2011 we had no outstanding commitments to fund investments.

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

Distributions

We intend to elect and to qualify to be taxed as a RIC for U.S. federal income tax purposes under subchapter M of the Code. As a RIC, in any taxable year with respect to which we distribute at least 90 percent of the sum of our (i) investment company taxable income (which is generally our ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses) determined without regard to the deduction for dividends paid and (ii) net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions), we (but not our stockholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our stockholders. We intend to distribute annually all or substantially all of such income. To the extent that we retain our net capital gains or any investment company taxable income, we may be subject to U.S. federal income tax. We may choose to retain our net capital gains or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.

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

(2)   at least 98.2 percent of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending  on October 31st of the calendar year; and

(3)   income realized, but not distributed, in preceding years.

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% U.S. federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of the tax. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

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

•
Certain affiliates of MCC Advisors, Medley Capital LLC, their respective affiliates and some of their employees purchased in the initial public offering an aggregate of 833,333 shares of common stock at the initial public offering price per share of $12.00. We received the full proceeds from the sale of these shares, and no underwriting discounts or commissions were paid in respect of these shares.

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

Management Fee

Pursuant to the investment management agreement, we pay our investment adviser a fee for investment management services consisting of two components — a base management fee and an incentive fee.

MCC Advisors receives a base management fee from the Company payable quarterly in arrears, at an annual rate of 1.75% of the Company’s gross assets, including any assets acquired with the proceeds of leverage. MCC Advisors agreed to waive the base management fee payable with respect to cash and cash equivalents held by the Company through June 30, 2011.

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

Valuation methods may include comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we will consider the pricing indicated by the external event to corroborate the private equity valuation. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Our board of directors is ultimately and solely responsible for determining the fair value of the investments in our portfolio that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or any other situation where portfolio investments require a fair value determination.

With respect to investments for which market quotations are not readily available, our board of directors will undertake a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each investment being initially valued by the investment professionals responsible for monitoring the portfolio investment.

•	Preliminary valuation conclusions are then documented and discussed with senior management.

•	At least twice annually, the valuation for each portfolio investment is reviewed by an independent valuation firm.

•	The audit committee of our board of directors reviews the preliminary valuations of the investment professionals, senior management and independent valuation firms.

•
Our board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith based on the input of MCC Advisors, the respective independent valuation firms and the audit committee.

In following these approaches, the types of factors that are taken into account in fair value pricing investments include available current market data, including relevant and applicable market trading and transaction comparables; applicable market yields and multiples; security covenants; call protection provisions; information rights; the nature and realizable value of any collateral; the portfolio company’s ability to make payments; the portfolio company’s earnings and discounted cash flows; the markets in which the portfolio company does business; comparisons of financial ratios of peer companies that are public; comparable merger and acquisition transactions; and the principal market and enterprise values.

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

Revenue Recognition

Our revenue recognition policies are as follows:

Investments and Related Investment Income . We account for investment transactions on a trade-date basis and interest is recognized on the accrual basis. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in the fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in our consolidated statement of operations.

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

Federal Income Taxes

The Company intends to elect to be treated as a RIC under subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. To qualify for tax treatment applicable to RICs for U.S. federal income tax purposes, we are required to distribute at least 90% of the sum of our investment company taxable income, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions). If we do not distribute at least 98% of our annual ordinary income (excluding net long-term capital gains retained or deemed to be distributed), at least 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31st, and income realized, but not distributed, in preceding years (collectively, the “required distribution”) in the calendar year earned, we generally will be required to pay a 4% U.S. federal excise tax on the excess, if any, of the required distribution for the calendar year over the “distributed amount”, as defined by the Code, for the calendar year.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

Recent Developments

On April 21, 2011, the Company closed on a $15.0 million investment in the senior secured second lien term loan to United Road Towing, Inc. United Road Towing, Inc., is headquartered in Mokena, Illinois,  and provides a complete range of towing, vehicle storage and vehicle auction services through a network of 53 operating locations across nine states. The loan has a fixed coupon of 11.50% cash, 2% PIK and a five and one half year term, with principal due at maturity in October 2016. The Company also earned a 2% origination fee on the loan.

On April 21, 2011, the Company closed on a $7.0 million investment in the senior secured notes to Sizzling Platter, LLC, a restaurant management company headquartered in Salt Lake City, Utah. The loan has a fixed coupon of 12.25% cash and a five year term, with principal due at maturity in April 2016. The notes were issued at 96.4% of the par balance.

On May 11, 2011, the Company’s board of directors declared a quarterly dividend and distribution of $0.16 per share payable on June 15, 2011 to stockholders of record at the close of business on June 1, 2011.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. For the six months ended March 31, 2011, 93% of the loans in our portfolio bore interest at fixed rates. One of the loans in our portfolio has a floating interest rate based on LIBOR and an interest rate floor. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. For the six months ended March 31, 2011, we did not engage in hedging activities.

Item 4: Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Part II - Other Information

Item 1: Legal Proceedings.

Neither we nor our subsidiary is currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

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

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds.

Prior to the pricing of our initial public offering, MOF LP and MOF LTD transferred all of their respective interests in six loan participations in secured loans to middle market companies with a combined fair value, plus payment-in-kind interest and accrued interest thereon, of approximately $84.95 million (the “Loan Assets ” ) to MOF I BDC in exchange for membership interests in MOF I BDC.  As a result, MOF LTD owned approximately 90% of the outstanding MOF I BDC membership interests and MOF LP owned approximately 10% of the outstanding MOF I BDC membership interests.  On January 18, 2011, each of MOF LTD and MOF LP contributed their respective MOF I BDC membership interests to Medley Capital BDC LLC in exchange for Medley Capital BDC LLC membership interests.  As a result, MOF I BDC became a wholly-owned subsidiary of Medley Capital BDC LLC.  On January 18, 2011, Medley Capital BDC LLC converted into Medley Capital Corporation, and all of the outstanding limited liability company interests in Medley Capital BDC LLC were converted into 5,759,356 shares of common stock in Medley Capital Corporation.

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

Underwriting discounts for the shares sold in the initial public offering and the partial exercise of the underwriters' over-allotment option totaled approximately $7.7 million. Certain affiliates of Medley Capital LLC, MCC Advisors, their respective affiliates and some of their employees purchased in the initial public offering an aggregate of 833,333 shares of our common stock at the public offering price of $12.00 per share. We received the full proceeds from the sale of these shares, and no underwriting discounts or commissions were paid in respect of these shares. We incurred expenses of approximately $1.4 million in connection with the initial public offering and the partial exercise of the underwriters' over-allotment option. None of these expenses were paid directly or indirectly to our directors, officers or associates, or to persons owning 10% or more of our common stock or that of other affiliates. After deducting underwriting discounts and other expenses, we received net proceeds of approximately $129.6 million from the initial public offering and the partial exercise of the underwriters' over-allotment option.

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

Dated: May 12, 2011	Medley Capital Corporation.

	By	/s/ Brook Taube
Brook Taube Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2011	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)