Form 10-Q
period 2011-06-30
Medley Capital Corp
filed 2011-08-04
CIK 1490349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of August 1, 2011, the Registrant had 17,320,468 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Financial Statements

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	June 30, 2011	September 30, 2010
	(unaudited)	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $98,197,209 and $0, respectively)	$98,541,136	$-
Affiliated investments (amortized cost of $46,122,995 and $0, respectively)	46,122,995	-
Total investments at fair value	144,664,131	-
Cash and cash equivalents	82,445,680	15,190
Interest receivable	1,296,430	-
Other assets	244,795	-
Deferred offering costs	-	49,760

Total assets	$228,651,036	$64,950

LIABILITIES
Payable for unsettled trades	$9,849,932	$-
Accounts payable and accrued expenses	460,613	-
Management and incentive fees payable, net	630,403	-
Administrator expenses payable	329,516	-
Due to affiliate	6,689	-
Accrued organizational costs	-	92,000
Contributed loan	-	50,000
Deferred offering costs payable	7,786	15,000

Total liabilities	$11,284,939	$157,000

NET ASSETS
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 17,320,468 and 0 common shares issued and outstanding, respectively	$17,320	$-
Capital in excess of par value	214,611,621	-
Accumulated undistributed net investment income (loss)	2,338,229	(92,050)
Accumulated net realized gain from investments	55,000	-
Net unrealized appreciation on investments	343,927	-
Total net assets	217,366,097	(92,050)

Total liabilities and net assets	$228,651,036	$64,950

NET ASSET VALUE PER SHARE	$12.55	n/a

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended June 30, 2011	For the nine months ended June 30, 2011
	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/Non-affiliated investments	$2,704,988	$4,116,146
Affiliated investments	1,538,533	2,664,963
Total interest income	4,243,521	6,781,109
Interest from cash and cash equivalents	22,187	63,730
Other fee income	633,454	833,454
Total investment income	4,899,162	7,678,293

EXPENSES
Base management fees	974,844	1,689,030
Professional fees	131,881	366,069
Administrator expenses	329,516	519,762
Directors fees	124,875	322,058
Insurance	103,467	182,912
General and administrative	23,741	73,814
Incentive management fees	79,785	79,785
Organizational expense	-	92,226
Expenses before management fee waiver	1,768,109	3,325,656
Management fee waiver (See Note 5)	(424,226)	(848,918)
Total expenses net of management fee waiver	1,343,883	2,476,738

NET INVESTMENT INCOME	3,555,279	5,201,555

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments	55,000	55,000
Net unrealized appreciation on investments	343,927	343,927
Net gain on investments	398,927	398,927

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,954,206	$5,600,482

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.23	$0.33

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 8)	17,320,468	17,222,642

DIVIDENDS DECLARED PER SHARE	$0.16	$0.16

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statement of Changes in Net Assets

For the nine months ended June 30, 2011
(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$5,201,555
Net realized gain from investments	55,000
Net unrealized appreciation on investments	343,927
Net increase in net assets from operations	5,600,482
SHAREHOLDER DISTRIBUTIONS:
Distributions declared ($0.16 per share)	(2,771,276)
Net decrease in net assets from shareholder distributions	(2,771,276)
CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net of underwriting costs	216,051,889
Offering costs	(1,422,948)
Net increase in net assets from capital share transactions	214,628,941

Total increase in net assets	217,458,147
Net assets at beginning of period	(92,050)
Net assets at end of period	$217,366,097

Net asset value per common share	$12.55
Common shares outstanding at end of period	17,320,468

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statement of Cash Flows

For the nine months ended June 30, 2011
(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$5,600,482
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(1,022,209)
Net amortization of premium on investments	82,849
Net realized gain from investments	(55,000)
Net unrealized appreciation on investments	(343,927)
Proceeds from sale and redemption of investments	2,055,000
Purchase of investments	(60,430,348)
(Increase) decrease in operating assets:
Interest receivable	(1,296,430)
Other assets	(244,795)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	9,849,932
Accounts payable and accrued expenses	460,613
Management fees payable	630,403
Administrator expenses payable	329,516
Due to affiliate	6,689
Accrued organizational costs	(92,000)
NET CASH USED BY OPERATING ACTIVITIES	(44,469,225)

Cash flows from financing activities
Repayment of contributed loan	(50,000)
Proceeds from issuance of common stock, net of underwriting costs	131,101,393
Offering cost paid	(1,380,402)
Payments of cash dividends	(2,771,276)
NET CASH PROVIDED BY FINANCING ACTIVITIES	126,899,715

NET INCREASE IN CASH AND CASH EQUIVALENTS	82,430,490
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,190
CASH AND CASH EQUIVALENTS, END OF PERIOD	$82,445,680

Supplemental non-cash information
Paid-in-kind interest income	$1,022,209
Net amortization of premium on investments	$(82,849)
Issuance of 5,759,356 shares of common stock in connection with the formation transaction (See Note 1)	$84,950,496

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

June 30, 2011
(unaudited)

Company (1)	Industry	Interest	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)	LTV (5)

Non-controlled/Non-affiliated Investments - 45.4% (3)
Senior Secured First Lien Term Loans
Water Capital USA, Inc.	Capital Equipment	14.00% (7.00% Cash, 7.00% PIK)	1/3/2013	$21,837,281	$21,837,281	$21,837,281	10.0%	59.7%
Geneva Wood Fuels LLC (4)	Energy & Power	15.50% (LIBOR + 13.00%, 2.50% LIBOR Floor)	12/31/2012	7,500,000	7,500,000	7,500,000	3.5%	57.5%
Velum Global Credit Management LLC	Financial Services	15.00%	3/31/2014	15,000,000	15,268,875	15,268,875	7.0%	21.0%
BayDelta Maritime LLC (term loan)	Maritime Services	13.75% (11.25% Cash, 2.50% Deferred)	6/30/2016	6,669,293	6,519,464	6,519,464	3.0%	47.6%
BayDelta Maritime LLC (fee note) (7)	Maritime Services	14.88% (7)	6/30/2016	250,000	124,829	124,829	0.1%	47.6%
Total Senior Secured First Lien Term Loans				$51,256,574	$51,250,449	$51,250,449
Senior Secured Second Lien Term Loans
Aurora Flight Sciences Corporation	Aerospace & Defense	13.25% (11.25% Cash, 2.00% PIK)	3/16/2014	$15,101,925	$15,101,925	$15,101,925	6.9%	29.7%
United Restaurant Group L.P.	Retail & Restaurants	15.19% (LIBOR + 11.50% Cash, 3.50% PIK)	12/31/2016	10,000,972	10,000,972	10,000,972	4.6%	75.5%
United Road Towing Inc.	Consumer Services	13.50% (11.50% Cash, 2.00% PIK)	10/21/2016	15,059,238	15,059,238	15,059,238	6.9%	70.9%
Total Senior Secured Second Lien Term Loans				$40,162,135	$40,162,135	$40,162,135

Senior Secured Notes
Sizzling Platter LLC	Retails & Restaurants	12.25%	4/15/2016	$7,000,000	$6,759,625	$7,103,552	3.4%	79.5%
Total Senior Secured Notes				$7,000,000	$6,759,625	$7,103,552

Warrants
BayDelta Maritime LLC	Maritime Services	Warrants to purchase 10% of the outstanding equity	6/30/2016	$-	$25,000	$25,000	0.0%	N/A
Warrants				$-	$25,000	$25,000

Sub Total Non-controlled/Non-affiliated Investments				$98,418,709	$98,197,209	$98,541,136

Affiliated Investments - 21.2% (3)(6)
Senior Secured First Lien Term Loans
Bennu Glass, Inc.	Containers & Packaging	15.00%	4/30/2013	$10,000,000	$10,180,271	$10,180,271	4.7%	28.2%
Allied Cash Holdings LLC	Financial Services	15.00%	6/30/2013	20,000,000	20,098,473	20,098,473	9.2%	29.2%
Applied Natural Gas Fuels, Inc. (term loan A)	Oil & Gas	13.00%	3/24/2014	5,000,000	5,000,000	5,000,000	2.3%	33.3%
Applied Natural Gas Fuels, Inc. (term loan B)	Oil & Gas	10.00%	3/24/2014	10,844,251	10,844,251	10,844,251	5.0%	33.3%
Total Senior Secured First Lien Term Loans				$45,844,251	$46,122,995	$46,122,995

Sub Total Affiliated Investments				$45,844,251	$46,122,995	$46,122,995

Total Invesmtents - 66.6% (3)				$144,262,960	$144,320,204	$144,664,131

(1) All of our investments are domiciled in the United States and are denominated in USD.
(2) Par amount includes accumulated PIK interest and is net of repayments.
(3) Percentage is based on net assets of $217,366,097 as of June 30, 2011.
(4) Investments are held via participation agreements with affiliated entity (See Note 6).
(5) Loan to value ratio ("LTV") is the amount of total net debt in the portfolio company’s capital structure that is ahead of and through our loan divided by the enterprise value of the portfolio company.
(6) As defined in the Investment Company Act of 1940, as amended, we are deemed to be an "Affiliated Person" of these portfolio companies because we are under common control with such portfolio companies.
(7) BayDelta Maritime LLC fee note is a zero coupon note, due at the earlier of prepayment or maturity and 14.88% represents the effective interest rate per a yield to maturity calculation of the first lien term loan and the fee note.

See accompanying notes to consolidated financial statements.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

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
June 30, 2011

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

Indemnification

In the normal course of business, the Company enters into contractual agreements that provide general indemnifications against losses, costs, claims and liabilities arising from the performance of individual obligations under such agreements. The Company has had no prior claims or payments pursuant to such agreements. The Company’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on management’s experience, the Company expects the risk of loss to be remote.

Revenue Recognition

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis.

Origination, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.

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

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with ASC Topic 820 - Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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
June 30, 2011

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

The following table summarizes the Company’s dividend declaration and distribution during the nine month period ended June 30, 2011.

Date Declared	Record Date	Payment Date	Amount Per Share
5/11/2011	6/1/2011	6/15/2011	$0.16

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends ASC 820 and requires additional disclosure related to recurring and non-recurring fair value measurement in respect of transfers in and out of Level 1 and 2 and activity in Level 3 fair value measurements. The update also requires disclosure about inputs and valuation techniques for Level 2 and Level 3 measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures related to activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within that fiscal year. The adoption of ASU 2010-06 by the Company did not have a material effect on its consolidated financial statements except for enhanced disclosure in the notes to its consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends U.S. GAAP to conform it with fair value measurement and disclosure requirements in International Financial Reporting Standards.  The amendments in ASU 2011-04 change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  We are currently evaluating the impact this accounting standards update will have on our financial statements.  The amendments in ASU 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.

Federal Income Taxes

The Company intends to elect to be treated as a RIC under subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements. Once qualified as a RIC, the Company must timely distribute to its stockholders at least 90% of the sum of investment company taxable income including PIK, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. The Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from federal income or excise taxes. For the three and nine months ended June 30, 2011, there was no tax expense.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at June 30, 2011.

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

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

Note 3. Investments

The composition of our investments as of June 30, 2011 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$97,373	67.5%	$97,373	67.3%
Senior Secured Second Lien Term Loans	40,162	27.8	40,162	27.8
Senior Secured Notes	6,760	4.7	7,104	4.9
Warrants	25	0.0	25	0.0
Total	$144,320	100.0%	$144,664	100.0%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2011 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Financial Services	$35,368	24.5%
Capital Equipment	21,837	15.1
Retail & Restaurants	17,105	11.8
Oil & Gas	15,844	11.0
Aerospace & Defense	15,102	10.4
Consumer Services	15,059	10.4
Containers & Packaging	10,180	7.0
Energy & Power	7,500	5.2
Maritime Services	6,669	4.6
Total	$144,664	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic location at fair value at June 30, 2011 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
West	$45,790	31.6%
Midwest	30,328	21.0
Mid-Atlantic	25,103	17.3
Southeast	20,099	13.9
Southwest	15,844	11.0
Northeast	7,500	5.2
Total	$144,664	100.0%

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
June 30, 2011

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

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of June 30, 2011 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$97,373	$97,373
Senior Secured Second Lien Term Loans	—	—	40,162	40,162
Senior Secured Notes	—	—	7,104	7,104
Warrants	—	—	25	25
Total	$—	$—	$144,664	$144,664

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended June 30, 2011 (dollars in thousands):

	Senior Secured First Lien Loans	Senior Secured Second Lien Loans	Senior Secured Notes	Warrants	Total
Balance as of September 30, 2010	$—	$—	$—	$—	$—
Purchases and other adjustments to cost	97,373	40,162	8,760	25	146,320
Sales and redemptions	—	—	(2,055)	—	(2,055)
Net realized gains (losses) from investments	—	—	55	—	55
Net unrealized gains (losses) as of June 30, 2011	—	—	344	—	344
Balance as of June 30, 2011	$97,373	$40,162	$7,104	$25	$144,664

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

The base management fee will be calculated at an annual rate of 1.75% of our gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. For the first quarter of our operations, the base management fee will be calculated based on the initial value of our gross assets. Subsequently, the base management fee will be calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. MCC Advisors agreed to waive the base management fee payable with respect to cash and cash equivalents held by the Company through June 30, 2011, which for the three months and nine months ended June 30, 2011 amounted to $0.4 million and $0.8 million, respectively.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

The incentive fee consists of the following two parts:

The first, payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter and will be 20.0% of the amount, if any, by which our pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our investment adviser receives no incentive fee until our net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up”, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our investment adviser will receive 20% of our pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter including the base management fee, expenses payable under the administration agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Since the hurdle rate is fixed, as interest rates rise, it will be easier for the MCC Advisors to surpass the hurdle rate and receive an incentive fee based on net investment income.

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

For the three and nine months ended June 30, 2011, the Company incurred net base management fees payable to MCC Advisors of $0.6 million and $0.8 million, respectively. For the three and nine months ended June 30, 2011, the Company incurred $79,785 and $79,785 of incentive fees, respectively, of which $11,000 and $11,000 was attributable to cumulative aggregate realized capital gains and $68,785 and $68,785 was attributable to provisional incentive fees taking into account unrealized gains or losses, respectively.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by our administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our administrator for such amounts paid on our behalf. For the three and nine months ended June 30 2011, we recognized $0.3 million and $0.5 million in administrator expenses, respectively.

Note 6. Related Party Transactions

Loan Participations

On June 30, 2011, the Company cancelled its participation agreements and executed loan assignment agreements for its investments in Allied Cash Holdings LLC, Applied Natural Gas Fuels, Inc., Bennu Glass, Inc., Velum Global Credit Management LLC and Water Capital USA, Inc. The Company is now a direct lender of record to these borrowers.

As of June 30, 2011, 5% of the Company’s investments are held via participation agreements with affiliated entities managed by affiliates of MCC Advisors. By virtue of owning loans through participation agreements, the Company has a contractual relationship with the affiliate, not the borrower. As a result, the Company is subject to the credit risk of the affiliate as well as that of the borrower. As of June 30, 2011, the principal amount related to these loan participations was $7.5 million and for the nine months ended June 30, 2011 total investment income related to these loan participations was $5.3 million.

Employees of Medley Capital LLC, an affiliate of the Company, serve as board members of Allied Cash Holdings LLC, Velum Global Credit Management LLC and Applied Natural Gas Fuels, Inc.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

Due to Affiliate

Due to affiliate consists of certain offering costs, and other expenses paid by an affiliate.

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

Note 7. Directors Fees

The independent directors receive an annual fee of $35,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and nine months ended June 30, 2011, we accrued $0.1 million and $0.3 million for directors’ fees expense, respectively.

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

The weighted average common shares outstanding for the nine months ended June 30, 2011, are calculated beginning January 20, 2011, following the completion of our IPO and issuance of 11,111,112 shares of common stock and MOF LTD and MOF LP’s exchange of LLC membership interests for 5,759,356 shares of the Company’s common stock. Additionally on February 24, 2011, an additional 450,000 shares of common stock were issued pursuant to the partial exercise of the underwriters’ over-allotment option.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended June 30, 2011(dollars in thousands except share and per share amounts):

Basic and diluted	Three months ended June 30, 2011	Nine months ended June 30, 2011
Net increase in net assets from operations	$3,954	$5,600
Weighted average common shares outstanding	17,320,468	17,222,642
Earnings per common share-basic and diluted	$0.23	$0.33

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2011

Note 9. Financial Highlights

The following is a schedule of financial highlights for the nine months ended June 30, 2011.
June 30, 2011
Per share data:
Net asset value per share at beginning of period	(0.01)

Issuance of common stock, net of underwriting costs	$12.47
Offering cost	(0.08)
Net investment income (1)	0.30
Net realized gains on investments	0.01
Net unrealized appreciation on investments	0.02
Net increase in net assets	12.72

Distributions declared from net investment income	(0.16)
Distributions declared from net realized capital gains	-
Total distributions to stockholders	(0.16)

Net asset value at end of period	$12.55
Net assets at end of period	$217,366,097
Shares outstanding at end of period	17,320,468

Per share market value at end of period	$11.74
Total return based on market value (2)	(0.83)%
Total return based on net asset value (3)	3.90%

Ratio/Supplemental data: (5)
Ratio of net investment income net of management fee waiver to average net assets (4)	5.50%
Ratio of operating expenses net of management fee waiver to average net assets (4)	2.53%
Ratio of incentive fees to average net assets (4)	0.08%
Ratio of total expenses net of management fee waiver to average net assets (4)	2.62%

(1)	Net investment income excluding management fee waiver equals $0.25 per share for the nine months ended June 30, 2011.
(2)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales change for the year.
(3)	Total annual return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions, and no sales change for the year.
(4)
For the nine months ended June 30, 2011, excluding the management fee waiver, the ratio of net investment income, operating expenses, incentive fees and total expenses to average net assets is 4.60%, 3.43%, 0.08% and 3.52%, respectively.

(5)	Ratios are annualized.

Note 10. Subsequent Events

In July 2011, the Company closed on a $6.0 million investment in the senior secured second lien term loan to Gundle/SLT Environmental, Inc. Gundle/SLT Environmental, Inc., is headquartered in Houston, Texas, and is the world’s largest geosynthetic lining solutions provider, serving a diverse set of environmentally focused end-markets including waste containment, mining, power, agriculture, aquaculture and other industrial and civic applications.. The loan has a variable coupon of LIBOR + 9.5% cash with a 1.5% LIBOR floor, 2% PIK, with principal due at maturity in November 2016.

In July 2011, the Company closed on a $10.5 million investment in the senior subordinated notes to Sequel Youth and Family Services, LLC. Sequel Youth and Family Services, LLC, is headquartered in Huntsville, AL, and is a leading national provider of diversified behavioral health services for at-risk, delinquent, autistic and severely emotionally disturbed children and adolescents. The note has a fixed coupon of 14.0% cash, with principal due at maturity in December 2014.

In July 2011, the Company closed on a $5.0 million investment in senior secured notes to Tempel Steel Company. Headquartered in Chicago, IL, Tempel Steel Company is the world’s largest independent manufacturer of magnetic steel laminations used in the production of motors and transformers.   The loan has a fixed coupon of 12%, with principal due at maturity in July 2016.

In July and August 2011, the Company closed on a total of $7.0 million investment in the senior secured second lien term loan to YRC Worldwide Inc. YRC Worldwide Inc., is headquartered in Overland Park, Kansas, and is one of the largest less-than-truckload and truckload transportation service providers in North America. The loan has a variable coupon of LIBOR + 9.75% with a 1.5% LIBOR floor, with principal due at maturity on September 30, 2014.

In August, 2011, the Company closed on a $6.0 million investment in the senior secured second lien term loan to Cymax Stores USA, LLC. Cymax Stores USA, LLC, is headquartered in Vancouver, Canada, and operates as an online retailer of furniture, home appliances, accessories, baby products and small electronic items. The loan has a fixed coupon of 9.75% cash, 4% PIK for the first 6 months and 13.75% for the last 42 months, with principal due at maturity on July 31, 2015.

On August 4, 2011, the Company closed a senior secured revolving credit facility led by ING Capital LLC with initial commitments of $60 million and an accordion feature that provides for expansion of the facility up to $125 million, subject to customary conditions. The facility will bear interest at a rate of LIBOR + 3.75% per annum, with a 1% LIBOR floor.

On August 4, 2011, MCC Advisors agreed to waive the base management fee payable to MCC Advisors with respect to cash and cash equivalents held by us through September 30, 2011.

On August 4, 2011, the Company’s board of directors declared a quarterly dividend of $0.21 per share payable on September 15, 2011 to stockholders of record at the close of business on September 1, 2011.

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

•	interest payable on debt, if any, incurred to finance our investments;
•	the costs of all future offerings of common shares and other securities, if any;
•	the base management fee and any incentive fee;
•	distributions on our shares;
•	administration fees payable under our administration agreement;

•	the allocated costs incurred by our administrator in providing managerial assistance to those portfolio companies that request it;
•	amounts payable to third parties relating to, or associated with, making investments;
•	transfer agent and custodial fees;
•	registration fees and listing fees;
•	U.S. federal, state and local taxes;
•	independent director fees and expenses;
•	costs of preparing and filing reports or other documents with the SEC;
•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;
•	our fidelity bond;
•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	indemnification payments;
•	direct costs and expenses of administration, including audit and legal costs; and
•
all other expenses reasonably incurred by us or our administrator in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs (including travel expenses).

Portfolio and Investment Activity

As of June 30, 2011, our portfolio consisted of investments in eleven portfolio companies with a fair value of approximately $144.7 million. During the quarter ended June 30, 2011, we invested $40.4 million in five new portfolio companies and had $2.0 million in aggregate amount of exits and repayments, resulting in net investments of $38.4 million for the period. As of June 30, 2011, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $13.1 million and $13.2 million, and $21.8 million and $21.8 million, respectively. The Company had approximately $72.6 million of cash and cash equivalents, net of unsettled trades payable, as of June 30, 2011.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of June 30, 2011 (dollars in thousands):

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Senior Secured First Lien Term Loans	$97,373	44.9%	$97,373	44.8%
Senior Secured Second Lien Term Loans	40,162	18.5	40,162	18.5
Senior Secured Notes	6,760	3.1	7,104	3.3
Warrants	25	0.0	25	0.0
Cash and Cash Equivalents (net of unsettled trades payable)	72,596	33.5	72,596	33.4
Total	$216,916	100.0%	$217,260	100.0%

As of June 30, 2011, the weighted average loan to value ratio (“LTV”) of our portfolio investments was approximately 45.7%. We believe that the LTV ratio for a portfolio investment is a useful indicator of the riskiness of the portfolio investment, or its likelihood of default. As part of our investment strategy we seek to structure transactions with downside protection and seek LTVs of lower than 65%. We regularly evaluate the LTV of our portfolio investments and believe that LTV is a useful indicator for management and investors.

As of June 30, 2011, the weighted average yield based upon original cost on our portfolio investments was approximately 14.0%, and 12.1% of our portfolio investments bore interest based on floating rates, such as LIBOR, and 87.9% bore interest at fixed rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2011 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$—	—%
2	144,664	100.0
3	—	—
4	—	—
5	—	—
Total	$144,664	100.0%

Results of Operations

We commenced principal operations on January 20, 2011, and therefore have no prior periods with which to compare results for the quarter and nine-month period ended June 30, 2011.

Operating results for the three and nine months ended June 30, 2011 are as follows (dollars in thousands):

	For the three months ended June 30, 2011	For the nine months ended June 30, 2011
Total investment income	$4,899	$7,678
Total expenses, net	1,344	2,477
Net investment income	3,555	5,201
Net realized gains	55	55
Net unrealized gains	344	344
Net increase in net assets resulting from operations	$3,954	$5,600

Investment Income

For the three and nine months ended June 30, 2011, investment income totaled $4.9 million and $7.7 million, respectively, of which $4.2 million and $6.8 million was attributable to portfolio interest, $0.1 million and $0.1 million to interest earned on cash and cash equivalents and $0.6 million and $0.8 million to other fee income, respectively.

Operating Expenses

Total operating expenses after management fee waiver totaled $1.3 million for the three months ended June 30, 2011, and consisted of base management and incentive fees, administrator expenses, professional fees, organizational expenses, insurance expenses, directors’ fees and other general and administrative fees. The base management fees net of $0.4 million management fee waiver for the quarter were $0.6 million and $0.1 million of incentive fees were incurred for the quarter.

Total operating expenses after management fee waiver totaled $2.5 million for the nine months ended June 30, 2011, and consisted of base management and incentive fees, administrator expenses, professional fees, organizational expenses, insurance expenses, directors’ fees and other general and administrative fees. The base management fees net of $0.8 million management fee waiver for the period were $0.8 million and $0.1 million of incentive fees were incurred for the period.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

During the three and nine months ended June 30, 2011, we recognized $55,000 and $55,000 of realized gains on our portfolio investments, respectively.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of the Company’s investment portfolio. For the three and nine months ended June 30, 2011, we had $0.3 million and $0.3 million of unrealized appreciation on portfolio investments, respectively.

Changes in Net Assets from Operations

Net increase in net assets resulting from operations totaled $4.0 million, or $0.23 per common share based on a weighted average of 17,320,468 common shares outstanding for the three months ended June 30, 2011.

Net increase in net assets resulting from operations totaled $5.6 million, or $0.33 per common share based on a weighted average of 17,222,642 common shares outstanding for the nine months ended June 30, 2011.

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

As of June 30, 2011, we had $82.4 million in cash and cash equivalents and $72.6 million of cash and cash equivalents net of unsettled trades. We generated cash from the net proceeds of our initial public offering and the exercise of the underwriters’ over-allotment option. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on our balance sheet. As of June 30, 2011 we had no outstanding commitments to fund investments.

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

Related Party Transactions

Concurrent with the pricing of our initial public offering, we entered into a number of business relationships with affiliated or related parties, including the following:

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

Our board of directors is ultimately and solely responsible for determining the fair value of the investments in our portfolio that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination.

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

Recent Developments

In July 2011, the Company closed on a $6.0 million investment in the senior secured second lien term loan to Gundle/SLT Environmental, Inc. Gundle/SLT Environmental, Inc., is headquartered in Houston, Texas, and is the world’s largest geosynthetic lining solutions provider, serving a diverse set of environmentally focused end-markets including waste containment, mining, power, agriculture, aquaculture and other industrial and civic applications.. The loan has a variable coupon of LIBOR + 9.5% cash with a 1.5% LIBOR floor, 2% PIK, with principal due at maturity in November 2016.

In July 2011, the Company closed on a $10.5 million investment in the senior subordinated notes to Sequel Youth and Family Services, LLC. Sequel Youth and Family Services, LLC, is headquartered in Huntsville, AL, and is a leading national provider of diversified behavioral health services for at-risk, delinquent, autistic and severely emotionally disturbed children and adolescents. The note has a fixed coupon of 14.0% cash, with principal due at maturity in December 2014.

In July 2011, the Company closed on a $5.0 million investment in senior secured notes to Tempel Steel Company. Headquartered in Chicago, IL, Tempel Steel Company is the world’s largest independent manufacturer of magnetic steel laminations used in the production of motors and transformers.   The loan has a fixed coupon of 12%, with principal due at maturity in July 2016.

In July and August 2011, the Company closed on a total of $7.0 million investment in the senior secured second lien term loan to YRC Worldwide Inc. YRC Worldwide Inc., is headquartered in Overland Park, Kansas, and is one of the largest less-than-truckload and truckload transportation service providers in North America. The loan has a variable coupon of LIBOR + 9.75% with a 1.5% LIBOR floor, with principal due at maturity on September 30, 2014.

In August, 2011, the Company closed on a $6.0 million investment in the senior secured second lien term loan to Cymax Stores USA, LLC. Cymax Stores USA, LLC, is headquartered in Vancouver, Canada, and operates as an online retailer of furniture, home appliances, accessories, baby products and small electronic items. The loan has a fixed coupon of 9.75% cash, 4% PIK for the first 6 months and 13.75% for the last 42 months, with principal due at maturity on July 31, 2015.

On August 4, 2011, the Company closed a senior secured revolving credit facility led by ING Capital LLC with initial commitments of $60 million and an accordion feature that provides for expansion of the facility up to $125 million, subject to customary conditions. The facility will bear interest at a rate of LIBOR + 3.75% per annum, with a 1% LIBOR floor.

On August 4, 2011, MCC Advisors agreed to waive the base management fee payable to MCC Advisors with respect to cash and cash equivalents held by us through September 30, 2011.

On August 4, 2011, the Company’s board of directors declared a quarterly dividend of $0.21 per share payable on September 15, 2011 to stockholders of record at the close of business on September 1, 2011.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. For the nine months ended June 30, 2011, 87.9% of the loans in our portfolio bore interest at fixed rates. Two of the loans in our portfolio have a floating interest rate based on LIBOR. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. For the nine months ended June 30, 2011, we did not engage in hedging activities.

 Item 4: Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Part II - Other Information

Item 1: Legal Proceedings.

Neither we nor our subsidiary is currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A:   Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our amended registration statement Form N-2 filed with the SEC on January 6, 2011 which could materially affect our business, financial condition and/or operating results.  Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Item 3:   Defaults Upon Senior Securities.

None.

Item 4:   Removed and Reserved.

None.

Item 5:   Other Information.

On June 27, 2011 our board of directors approved a new Code of Business Conduct and Ethics.  This Code of Business Conduct and Ethics supercedes the prior Code of Ethics of Medley Capital Corporation and MCC Advisors LLC.

Item 6:   Exhibits.

EXHIBIT INDEX

Number	Description
14.1	Code of Business Conduct and Ethics as approved by the board of directors of Medley Capital Corporation on June 27, 2011.
31.1	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2011	Medley Capital Corporation.

	By	/s/ Brook Taube
Brook Taube Chief Executive Officer (Principal Executive Officer)

Dated: August 4, 2011	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)