Form 10-K
period 2011-09-30
Medley Capital Corp
filed 2011-12-14
CIK 1490349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 814-00794

MEDLEY CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-4576073
(State or Other Jurisdiction of Incorporation or Organization) 375 Park Avenue, 33rd Floor, New York, NY 10152 (Address of Principal Executive Offices)	(I.R.S. Employer Identification No.) 10152 (Zip Code)

(212) 759-0777

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐          Accelerated filer ☐        Non-accelerated filer ☒       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of September 30, 2011 (the last business day of the Registrant’s most recently completed fiscal quarter/year), the Registrant had 17,320,468 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2011.

MEDLEY CAPITAL CORPORATION

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•
“we”, “us”, “our”, “Medley Capital” and the “Company” refer to Medley Capital Corporation, a Delaware corporation, and its subsidiaries for the periods after our consummation of the formation transaction and to Medley Capital BDC LLC, a Delaware limited liability company, for the periods prior to our consummation of the formation transaction described elsewhere in this Form 10-K;

•	“MCC Advisors” and the “Adviser” refer to MCC Advisors LLC, our investment adviser; and

•	“Medley” refers, collectively, to the activities and operations of Medley Capital LLC, MCC Advisors, associated investment funds and their respective affiliates.

Item 1.      Business

GENERAL

Medley Capital Corporation is a non-diversified closed end management investment company incorporated in Delaware that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011.  The Company intends to file an election and to qualify to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our first taxable year as a corporation.  We are externally managed and advised by our investment adviser, MCC Advisors LLC (“MCC Advisors”) pursuant to an investment management agreement.

The Company’s investment objective is to generate current income and capital appreciation by lending directly to privately-held small and middle market companies to help these companies fund acquisitions, growth or refinancing.  The portfolio generally consists of senior secured first lien loans and senior secured second lien loans.  In many of our investments, we receive warrants or other equity participation features which we believe increases the total investment returns.

Our Advisor

Our investment activities are managed by our investment adviser, MCC Advisors. MCC Advisors is an affiliate of Medley and has offices in New York and San Francisco.  MCC Advisors is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.  MCC Advisors’ team draws on its expertise in lending to predominantly privately-held borrowers in a range of sectors, including industrials and transportation, energy and natural resources, financials and real estate.  In addition, MCC Advisors seeks to diversify our portfolio of loans by company type, asset type, transaction size, industry and geography.

The members of our management, Brook Taube, Seth Taube and Andrew Fentress, also serve as the principals of MCC Advisors (“Principals”) and have worked together for the past nine years, during which time they have focused on implementing their private debt strategy. A diversified portfolio of secured private debt investments combined with rigorous asset management have allowed Medley, which the Principals of the Adviser manage and operate, to successfully navigate the challenging market that began in 2007. We believe that MCC Advisors’ disciplined and consistent approach to origination, portfolio construction and risk management should allow it to continue to achieve compelling risk-adjusted returns for Medley Capital.

MCC Advisors also serves as our administrator and provides us with office space, equipment and other office services. The responsibilities of our administrator include overseeing our financial records, preparing reports to our stockholders and reports filed with the Securities and Exchange Commission (the “SEC”) and generally monitoring the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Formation

Medley Capital BDC LLC (the “LLC”), a Delaware limited liability company, was formed on April 23, 2010.

Prior to the pricing of our IPO, Medley Opportunity Fund LP (“MOF LP”), a Delaware limited partnership, and Medley Opportunity Fund, Ltd. (“MOF LTD”), a Cayman Islands exempted limited liability company, transferred all of their respective interests in six loan participations in secured loans to middle market companies with a combined fair value, plus payment-in-kind interest and accrued interest thereon, of approximately $84.95 million (the “Loan Assets”) to MOF I BDC LLC, a Delaware limited liability company (“MOF I BDC”) in exchange for membership interests in MOF I BDC.  As a result, MOF LTD owned approximately 90% of the outstanding MOF I BDC membership interests and MOF LP owned approximately 10% of the outstanding MOF I BDC membership interests. On January 18, 2011, each of MOF LTD and MOF LP contributed their respective MOF I BDC membership interests to the LLC in exchange for LLC membership interests. As a result, MOF I BDC became a wholly-owned subsidiary of the LLC.

On January 18, 2011, the LLC converted into Medley Capital Corporation, a Delaware corporation.  As a result, MOF LTD and MOF LP’s LLC membership interests were exchanged for 5,759,356 shares of the Company’s common stock at $14.75 per share.  On January 20, 2011, the Company filed an election to be regulated as a BDC under the 1940 Act.

On January 20, 2011, we priced our IPO and sold 11,111,112 shares of common stock at $12.00 per share.  On February 24, 2011, an additional 450,000 shares of our common stock were issued at a price of $12.00 per share pursuant to the partial exercise of the underwriters’ over-allotment option.  Net of underwriting fees and estimated offering costs; the Company raised a total of approximately $129.6 million. Our shares began trading on January 20, 2011 on the New York Stock Exchange under the symbol “MCC.”

Investment Process Overview

We view our investment process as consisting of three distinct phases described below:

Sourcing and Origination. MCC Advisors sources investment opportunities through access to a network of contacts developed in the financial services and related industries by Medley. The investment professionals of Medley supplement these leads through personal visits and marketing campaigns. It is their responsibility to identify specific opportunities, to refine opportunities through rigorous due diligence of the underlying facts and circumstances while remaining flexible and responsive to client’s needs. With a total of 23 investment professionals in the New York and San Francisco offices involved in sourcing and origination, each investment professional is able to maintain long-standing relationships and responsibility for a specified market. These origination efforts attract hundreds of proposals quarterly from lower middle market and middle market companies.

An investment pipeline is maintained to manage all prospective investment opportunities and is reviewed weekly by the Investment Committee of MCC Advisors (“Investment Committeee”). The purpose of the investment pipeline, which is comprised of all prospective investment opportunities at various stages of due diligence and approval, is to evaluate, monitor and approve all of our investments, subject to the oversight of our Investment Committee.

Credit Evaluation. We utilize a systematic, consistent approach to credit evaluation developed by Medley, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include: (i) strong and resilient underlying business fundamentals; (ii) a substantial equity cushion in the form of capital ranking junior right of payment to our investment; (iii) sophisticated management teams with an operating history minimum of two years; (iv) a conclusion that overall downside risk is manageable; (v) asset-backed companies that provide collateral support in the form of accounts receivable, inventory, machinery, equipment, real estate, IP and other assets; and (vi) absent a requirement for future financing beyond the proposed commitment.  The first review of an opportunity is conducted using the above-mentioned criteria to determine if the opportunity meets MCC Advisors general investment criteria.  The next three reviews performed by the Investment Committee include the following: (1) an early read memo, (2) Investment Committee update, and (3) Investment Committee approval memo. MCC Advisors maintains a rigorous in-house due diligence process.  Prior to making each investment, MCC Advisors subjects each potential portfolio company to an extensive credit review process, including analysis of market and operational dynamics as well as both historical and projected financial information. Areas of additional focus include management or sponsor experience, industry and competitive dynamics, and tangible asset values.  Background checks and tax compliance checks are required on all portfolio company management teams and influential operators.

Our due diligence process typically entails:

•	negotiation and execution of a term sheet;

•	on-site visits;

•	interviews with management, employees, customers and vendors;

•	review of loan documents and material contracts, as applicable;

•	obtaining background checks on all principals/partners/founders;

•	completing customer and supplier calls;

•	review tax and accounting issues related to a contemplated capital structure;

•	developing a financial model with sensitivity analysis that includes a management case, expected case and downside case;

•	receiving third party reports such as environmental, appraisal and consulting reports, as applicable.

Monitoring. MCC Advisors views active portfolio monitoring as a vital part of our investment process. MCC Advisors utilizes a proprietary portfolio monitoring system, Asset Management System (“AMS”), which maintains a centralized, dynamic electronic reporting system which houses, organizes and archives all portfolio data by investment.  This is the primary system that tracks all changes to investment terms and conditions. AMS produces a report for each investment within MCC Advisors by summarizing the investment’s general information, terms and structure, financial performance, covenant package, history of events and call notes.  Each month, the previous month reports are archived and an updated report is created. This feature enables MCC Advisors to track the history of every investment, while maintaining access to the most recent reporting information available, ensuring accurate reporting of the investment at the weekly meetings.

MCC Advisors will typically require portfolio companies to adhere to certain affirmative covenants requiring the following reports:

• monthly financial statements	• annual audits and management letters

• monthly covenant certificates	• quarterly industry updates

• monthly management discussion & analysis	• quarterly customer and supplier concentration updates

• monthly bank statements	• quarterly backlog/pipeline reports

• annual insurance certificates	• annual budgets and forecasts.

MCC Advisors holds quarterly portfolio reviews where the Investment Committee reviews each transaction in detail and reassesses the risk rating presently assigned.

Rating Criteria:  In addition to external risk management research and internal monitoring tools, we use an investment rating system to characterize and monitor the credit profile and our expected level of returns on each investment in our portfolio. We use a five-level numeric rating scale. The following is a description of the conditions associated with each investment rating:

Credit Rating	Definition

1	Investments that are performing above expectations.

2	Investments that are performing within expectations, with risks that are neutral or favorable compared to risks at the time of origination.

All new loans are rated ‘2’.

3	Investments that are performing below expectations and that require closer monitoring, but where no loss of interest, dividend or principal is expected.

Companies rated ‘3’ may be out of compliance with financial covenants, however, loan payments are generally not past due.

4	Investments that are performing below expectations and for which risk has increased materially since origination.

Some loss of interest or dividend is expected but no loss of principal.

In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 180 days past due).

5	Investments that are performing substantially below expectations and whose risks have increased substantially since origination.

Most or all of the debt covenants are out of compliance and payments are substantially delinquent.

Some loss of principal is expected.

In the event that we determine that an investment is underperforming, or circumstances suggest that the risk associated with a particular investment has significantly increased, we will undertake more aggressive monitoring of the effected portfolio company.  While our investment rating system identifies the relative risk for each investment, the rating alone does not dictate the scope and/or frequency of any monitoring that we perform.  The frequency of our monitoring of an investment is determined by a number of factors, including, but not limited to, the trends in the financial performance of the portfolio company, the investment structure and the type of collateral securing our investment, if any.

Investment Committee

The purpose of the Investment Committee, which is comprised of Brook Taube, Seth Taube and Andrew Fentress, is to evaluate and approve all of our investments, subject to the oversight of our board of directors. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The Investment Committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

In addition to reviewing investments, Investment Committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are reviewed on a regular basis.  Members of the investment team are encouraged to share information and views on credits with the Investment Committee early in their analysis.  We believe this process improves the quality of the analysis and assists the investment team members to work more efficiently.

Each transaction is presented to the Investment Committee in a formal written report. All of our new investments must be approved unanimously by the Investment Committee. In certain instances, our board of directors may also determine that its approval is required prior to the making of an investment.

Investment Structure

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers to structure an investment.  We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure.

We structure our investments, which typically have maturities of three to seven years, as follows:

Senior Secured First Lien Term Loans.  We structure these investments as senior secured loans.  We obtain security interests in the assets of the portfolio companies that serve as collateral in support of the repayment of such loans.  This collateral may take the form of first-priority liens on the assets of the portfolio company borrower.  Our senior secured loans may provide for loan amortization with the majority of the amortization due at loan maturity.

Senior Secured Second Lien Term Loans.  We structure these investments as junior, secured loans. We obtain security interests in the assets of these portfolio companies that serves as collateral in support of the repayment of such loans. This collateral may take the form of second-priority liens on the assets of a portfolio company. These loans typically provide for loan amortization in the initial years of the facility, with the majority of the amortization due at loan maturity.

Senior Secured Notes.  We structure these investments as senior secured loans. We obtain security interests in the assets of these portfolio companies that serves as collateral in support of the repayment of such loans. This collateral may take the form of priority liens on the assets of a portfolio company. These loans typically have interest-only payments (often representing a combination of cash pay and payment-in-kind, or PIK interest), with amortization of principal due at maturity.

Warrants and Minority Equity Securities.  In some cases, we may also receive nominally priced warrants or options to buy a minority equity interest in the portfolio company in connection with a loan.  As a result, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest.  We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events.  In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

Unitranche Loans.  We structure our unitranche loans as senior secured loans.  We obtain security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company.  Unitranche loans typically provide for loan amortization in the initial years of the facility, with the majority of the amortization due at loan maturity.

Senior Subordinated Notes.  We structure these investments as unsecured, subordinated loans that provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically have interest-only payments (often representing a combination of cash pay and payment-in-kind, or PIK interest), with amortization of principal due at maturity. Senior Subordinated Notes generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Senior Subordinated Notes are generally more volatile than secured loans and may involve a greater risk of loss of principal.  Senior Subordinated Notes often include a PIK feature, which effectively operates as negative amortization of loan principal.

We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results.  We seek to limit the downside potential of our investments by:

•	selecting investments that we believe have a low probability of loss of principal;

•	requiring a total return on our investments (including both interest and potential equity appreciation) that we believe will compensate us appropriately for credit risk; and

•
negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or rights to a seat on the board of directors under some circumstances.

We expect to hold most of our investments to maturity or repayment, but we may realize or sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company. For a discussion of the fair value of investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Portfolio and Investment Activity.”

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. MCC Advisors provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and will reimburse MCC Advisors, as our administrator, for its allocated costs in providing such assistance, subject to the review and approval by our board of directors, including our independent directors.

Competition

Our primary competitors to provide financing to private and middle-market companies are public and private funds, commercial and investment banks, commercial finance companies, other small business investment companies (“SBIC”) and private equity and hedge funds. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our favorable RIC tax status.

BDCs have become more popular recently due to the lack of traditional sources of capital from commercial banks, other secured lenders and private equity funds for private and middle-market companies. The lack of capital also has been exacerbated by the current distressed market and economy, forcing companies seeking capital to turn to alternative sources.

Administration

We have entered into an administration agreement, pursuant to which MCC Advisors furnishes us with office facilities, equipment and clerical, bookkeeping, recordkeeping and other administrative services at such facilities. Under our administration agreement, MCC Advisors performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC.

Information Available

Our administrative and executive offices are located at 375 Park Avenue, 33rd Floor, New York, NY 10152 and our telephone number is (212) 759-0777.  We maintain a website at http://www.medleycapitalcorp.com.  We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

INVESTMENTS

We seek to create a diverse portfolio that includes senior secured first lien term loans, senior secured second lien term loans, unitranche, senior secured notes, senior subordinated notes and warrants and minority equity securities by investing approximately $10 million to $50 million of capital, on average, in the securities of middle-market companies.

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2011 (dollars in thousands) (none at September 30, 2010):

	Investments at Fair Value	Percentage of Total Portfolio
Consumer Financial	$35,247	17.7%
Financial - Leasing	22,228	11.2
Restaurant & Retail	17,021	8.5
Energy Refining	15,664	7.9
Aerospace & Defense	15,179	7.6
Wrecker Service	15,136	7.6
Health Services	10,500	5.3
Manufacturing - Consumer	10,157	5.1
Pharmaceutical Preparations	10,000	5.0
Computer Programming Services	9,360	4.7
Energy	7,425	3.7
Trucking	6,946	3.5
Home Furniture and Furnishings	6,721	3.4
Towing & Tugboat Services	6,679	3.3
Unsupported Plastics Film and Sheet	6,042	3.0
Metal Stamping	4,902	2.5
Total	$199,207	100.0%

The following table sets forth certain information as of September 30, 2011 for each portfolio company in which we had an investment. Other than these investments, our only formal relationships with our portfolio companies are the managerial assistance that we provide upon request and the board observer or participation rights we may receive in connection with our investment. Medley Capital owns equity interests in BayDelta Maritime LLC and Cymax Stores, Inc. and employees of Medley serve as a board member, managing member or senior corporate officers of Bennu Glass, Inc., Velum Global Credit Management LLC and Applied Natural Gas Fuels, Inc.

		Security Owned by	Terms		Principal Due At			Percentage of Net
Name of Portfolio Company	Sector	Us(1)	Maturity	Interest Rate(2)	Maturity	Fair Value	LTV(3)	Assets
Allied Cash Holdings LLC	Consumer Financial	Senior Secured First Lien Term Loan	6/30/2013	15.00%	$20,000,000	$20,000,000	32.7%	9.2%
Applied Natural Gas Fuels, Inc.	Energy Refining	Senior Secured First Lien Term Loan	3/24/2014	13.00%	5,000,000	4,943,043	37.8%	2.3%
Applied Natural Gas Fuels, Inc.	Energy Refining	Senior Secured First Lien Term Loan	3/24/2014	10.00%	10,844,251	10,720,719	37.8%	4.9%
Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan	3/16/2014	13.25%	15,179,244	15,179,244	36.9%	7.0%
BayDelta Maritime LLC	Towing & Tugboat Services	Senior Secured First Lien Term Loan	6/30/2016	13.75%	6,669,293	6,524,429	54.2%	3.0%
BayDelta Maritime LLC	Towing & Tugboat Services	Fee Note	6/30/2016	14.88%	250,000	129,240	54.2%	0.1%
BayDelta Maritime LLC	Towing & Tugboat Services	Warrants	6/30/2016	N/A	-	25,000	N/A	0.0%
Bennu Glass, Inc.	Manufacturing - Consumer	Senior Secured First Lien Term Loan	4/30/2013	15.00%	10,000,000	10,157,220	29.8%	4.6%
Cymax Stores, Inc.	Home Furniture and Furnishings	Senior Secured First Lien Term Loan	8/1/2015	13.75%	6,040,736	6,040,736	11.6%	2.8%
Cymax Stores, Inc.	Home Furniture and Furnishings	Equity	8/1/2015	N/A	-	680,000	N/A	0.3%
Flexera Software LLC	Computer Programming Services	Senior Secured Second Lien Term Loan	9/30/2018	11.0%	6,000,000	5,520,000	64.2%	2.5%
Flexera Software LLC	Computer Programming Services	Senior Secured First Lien Term Loan	9/30/2017	7.50%	4,000,000	3,840,000	44.7%	1.8%
Geneva Wood Fuels LLC	Energy	Senior Secured First Lien Term Loan	12/31/2012	15.50%	7,500,000	7,424,659	64.2%	3.4%
Gundle/SLT Environmental, Inc.	Unsupported Plastics Film and Sheet	Senior Secured Second Lien Term Loan	11/27/2016	13.00%	6,042,352	6,042,352	53.4%	2.8%
Insight Pharmaceuticals LLC	Pharmaceutical Preparation	Senior Secured Second Lien Term Loan	8/25/2017	13.25%	10,000,000	10,000,000	65.5%	4.6%
Sequel Youth and Family Services LLC	Health Services	Senior Secured Second Lien Term Loan	12/23/2014	14.00%	10,500,000	10,500,000	52.3%	4.8%
Sizzling Platter LLC	Restaurant & Retail	Senior Secured Note	4/15/2016	12.25%	7,000,000	6,930,000	56.1%	3.2%
Tempel Steel Company	Metal Stamping	Senior Secured Note	8/15/2016	12.00%	5,000,000	4,902,114	61.2%	2.2%
United Road Towing, Inc.	Wrecker Service	Senior Secured Second Lien Term Loan	10/21/2016	13.50%	15,136,339	15,136,339	67.1%	7.0%
United Restaurant Group L.P.	Restaurant & Retail	Senior Secured Second Lien Term Loan	12/31/2016	15.22%	10,090,689	10,090,689	63.2%	4.6%
Velum Global Credit Management LLC	Consumer Financial	Senior Secured First Lien Term Loan	3/31/2014	15.00%	15,000,000	15,247,083	23.7%	7.0%
Water Capital USA, Inc.	Financial - Leasing	Senior Secured First Lien Term Loan	1/3/2013	14.00%	22,227,926	22,227,916	68.9%	10.2%
YRCW Receivables LLC	Trucking	Senior Secured Second Lien Term Loan	9/30/2014	11.25%	7,000,000	6,945,754	68.7%	3.2%
Total Portfolio Investments					$199,480,830	$199,206,547		91.5%

1	Affiliates own certain equity interests as discussed below.
2	All interest is payable in cash and all LIBOR represents 30-day LIBOR unless otherwise indicated. For each debt investment we have provided the current interest rate as of September 30, 2011.
3	Weighted average LTV.

As of September 30, 2011, the weighted average loan to value ratio (“LTV”) of our portfolio investments was approximately 49.4%. We believe that the LTV ratio for a portfolio investment is a useful indicator of the riskiness of the portfolio investment, or its likelihood of default. As part of our investment strategy we seek to structure transactions with downside protection and seek LTVs of lower than 65%. We regularly evaluate the LTV of our portfolio investments and believe that LTV is a useful indicator for management and investors.

As of September 30, 2011, the weighted average yield based upon original cost on our portfolio investments was approximately 14.5%, and 25.1% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 74.9% bore interest at fixed rates. The weighted average yield on income producing investments is computed based upon a combination of the cash flows to date and the contractual interest payments, principal amortization and fee notes due at maturity without giving effect to closing fees received, base management fees, incentive fees or general fund related expenses. Each floating rate loan uses LIBOR as its floating rate index. For each floating rate loan, the projected fixed-rate equivalent coupon rate used to forecast the interest cash flows was calculated by adding the interest rate spread specified in the relevant loan document to the fixed-rate equivalent LIBOR rate, duration-matched to the specific loan, adjusted by the LIBOR floor and/or cap in place on that loan.

Overview of Portfolio Companies

Set forth below is a brief description of the business of our portfolio companies as of September 30, 2011.

Portfolio Company	Brief Description of Portfolio Company

Allied Cash Holdings LLC
Allied Cash Holdings LLC is one of the leading private providers of payday and title lending services in the United States with 185 stores in California, Texas, Arizona, Michigan, Indiana, Virginia, New Mexico, Louisiana, Idaho and Colorado.

Applied Natural Gas Fuels, Inc.	Applied Natural Gas Fuels, Inc. produces, distributes and sells liquefied natural gas to transportation, industrial, and municipal markets in the western U.S. and portions of Mexico.

Aurora Flight Sciences Corporation	Aurora Flight Sciences Corporation designs and manufactures unmanned aircraft systems and components for use in research, defense and homeland security.

Portfolio Company	Brief Description of Portfolio Company

Bay Delta Maritime LLC
Bay Delta Maritime LLC  is a leading provider of required and regulated tugboat services in the San Francisco Bay.  The Company provides ship escorts, assists and towing services to petroleum tankers and other vessels. Container ships and oil tankers are required by maritime law to utilize the Company’s services in the San Francisco Bay, thus creating a strong base of demand.

Bennu Glass, Inc.
Bennu Glass, Inc. owns and operates a glass bottling facility in Kalama, WA, capable of producing nine million cases of high quality wine bottles per year for wineries in Oregon, Washington and California.

Cymax Stores, Inc.
Cymax Stores, Inc., headquartered in Vancouver, Canada, operates as an online retailer of furniture, home appliances, accessories, baby products and small electronic items. Cymax also operates a traditional brick and mortar retailer of baby products with a single store in North Vancouver, British Columbia.

Flexera Software LLC
Flexera Software LLC is the market leader in application usage management software.  The Company’s software enables software producers, device manufacturers and software buyers to install, track, monitor and manage application usage to maximize value, optimize usage and ensure continuous compliance.

Geneva Wood Fuels LLC
Geneva Wood Fuels LLC is one of the largest wood pellet manufacturers in New England.  It owns and operates a 119,000 ton per year facility that produces high quality wood pellets distributed to residential customers in Maine, New Hampshire, Vermont and Massachusetts.

Gundle/SLT Environmental, Inc.
Gundle/SLT Environmental, Inc. is the world’s largest geosynthetic lining solutions provider, serving a diverse set of environmentally focused end-markets including waste containment, mining, power, agriculture, aquaculture and other industrial and civil applications. With an expansive line of geomembranes, drainage, geosynthetic clay liners, nonwoven geotextiles, and specialty products, the Company develops solutions to meet customers’ environmental containment requirements.

Insight Pharmaceuticals LLC	Insight Pharmaceuticals LLC is a leading marketer and distributor of branded over-the-counter pharmaceutical products with a broad platform of over 30 unique brands.

Sequel Youth and Family Services LLC	Sequel Youth and Family Services, LLC is a national provider of diversified behavioral health services for at-risk, delinquent, autistic and severely emotionally disturbed children and adolescents.

Sizzling Platter LLC
Sizzling Platter LLC  is a restaurant management company that operates 137 Little Caesars locations, 22 Sizzler locations and 12 other limited service restaurants in the Western United States as a franchisee.   Little Caesar’s is the largest carryout pizza franchise in the United States and the fourth largest pizza franchise behind Pizza Hut, Dominos and Papa John’s.

Tempel Steel Company	Tempel Steel Company is an independent manufacturer of magnetic steel laminations used in the production of motors and transformers.

United Restaurant Group, LP	United Restaurant Group, LP is the second largest franchisee of T.G.I. Friday’s restaurants in the United States. T.G.I. Friday’s a full-service casual dining restaurant chain.

United Road Towing, Inc.
United Road Towing, Inc. is the largest integrated towing company in the United States. The Company provides a complete range of towing, vehicle storage and vehicle auction services through a network of 53 operating locations across 9 states.

Velum Global Credit Management, LLC
Velum Global Credit Management, LLC is a global purchaser and servicer of non-performing consumer debt with operations in Illinois and Sao Paulo, Brazil. Velum owns over five million consumer accounts with a face value of just under $2 billion.

Portfolio Company	Brief Description of Portfolio Company

Water Capital USA, Inc.
Water Capital USA, Inc. operates a capital equipment leasing and a receivables financing business. Water Capital originates and monetizes portfolios of equipment leases and servicing receivables from creditworthy businesses.

YRCW Receivables LLC
YRCW Receivables LLC is a special purpose bankruptcy remote subsidiary of YRC Worldwide Inc., a leading provider of transportation and global logistics services.  YRCW Receivables LLC purchases receivables from YRC Worldwide Inc.

MANAGEMENT AGREEMENT

MCC Advisors serves as our investment adviser. MCC Advisors is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). Subject to the overall supervision of our board of directors, MCC Advisors manages the day-to-day operations of, and provides investment advisory and management services to, Medley Capital Corporation.

Investment Committee

The purpose of MCC Advisors’ Investment Committee is to evaluate and approve all investments by MCC Advisors. The committee process is intended to bring the diverse experience and perspectives of the committee members to the analysis and consideration of every investment. The Investment Committee also serves to provide investment consistency and adherence to MCC Advisors’ investment philosophies and policies. The Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

In addition to reviewing investments, the Investment Committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are also reviewed on a regular basis. Members of the investment team are encouraged to share information and views on credits with the Investment Committee early in their analysis. This process improves the quality of the analysis and assists the investment team members to work more efficiently.

Each transaction is presented to the Investment Committee in a formal written report. To approve a new investment, or to exit or sell an existing investment, the unanimous consent of the members of the Investment Committee is required.

Investment Management Agreement

MCC Advisors serves as our investment adviser and is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, MCC Advisors manages our day-to-day operations of, and provides investment advisory and management services to us. Under the terms of our investment management agreement, MCC Advisors:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and

•	executes, closes, monitors and administers the investments we make, including the exercise of any voting or consent rights.

MCC Advisors’ services under the investment management agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Pursuant to our investment management agreement, we pay MCC Advisors a fee for investment advisory and management services consisting of a base management fee and a two-part incentive fee.

Management Fee.  Pursuant to the investment management agreement and subject to the overall supervision of our board of directors, MCC Advisors provides investment advisory and management services to us. For  providing these services, MCC Advisors receives a base management fee. The base management fee is calculated at an annual rate of 1.75% of our gross assets payable quarterly in arrears. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Subsequently, the base management fee was calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. Base management fees for any partial quarter will be appropriately pro-rated. MCC Advisors agreed to waive the base management fee payable to MCC Advisors with respect to cash and cash equivalents held by us through September 30, 2011.

Incentive Fee.  The incentive fee has two components, as follows:

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

For the year ended September 30, 2011, the Company incurred net base management fees payable to MCC Advisors of $1.6 million and $0.7 million of incentive fees related to pre-incentive fee net investment income.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive Fee Net Investment Income
(Expressed as a Percentage of the Value of Net Assets)

Examples of Quarterly Incentive Fee Calculation

Example 1:  Income Related Portion of Incentive Fee:

Assumptions

Hurdle rate(1) = 2.0%

Management fee(2) = 0.44%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

Alternative 1

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%

Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 0.61%

Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.0%

Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.36%

Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive fee	= (100% x “Catch-Up”) + (the greater of 0% AND (20% x (pre-incentive fee net investment income – 2.5%)))

= (100.0% x (pre-incentive fee net investment income – 2.0%)) + 0%

= (100.0% x (2.36% – 2.0%))

= 100.0% x 0.36%

= 0.36%

Alternative 3

Additional Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.50%

Pre-incentive fee net investment income (investment income – (management fee + other expenses)) = 2.86%

Pre-incentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee	= (100% x “Catch-Up”) + (the greater of 0% AND (20% x (pre-incentive fee net investment income – 2.5%)))

= (100% x (2.5% – 2.0%)) + (20% x (2.86% – 2.5%))

= 0.50% + (20% x 0.36%)

= 0.50% + 0.07%

= 0.57%

(1) Represents 8.0% annualized hurdle rate.

(2) Represents 1.75% annualized management fee.

(3) Excludes organizational and offering expenses.

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1:

Assumptions

Year 1:  $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

Year 2:  Investment A sold for $50 million and fair market value, or FMV, of Investment B determined to be $32 million

Year 3:  FMV of Investment B determined to be $25 million

Year 4:  Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

Year 1:  None

Year 2:  Capital gains incentive fee of $6.0 million ($30 million realized capital gains on sale of Investment A multiplied by 20.0%)

Year 3:  None; $5.0 million (20.0% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6.0 million (previous capital gains fee paid in Year 2) (the $1.0 million difference would not be deducted from future capital gains incentive fees)

Year 4:  Capital gains incentive fee of $200,000; $6.2 million ($31 million cumulative realized capital gains multiplied by 20.0%) less $6.0 million (capital gains fee paid in Year 2)

Alternative 2

Assumptions

Year 1:  $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

Year 2:  Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

Year 3:  FMV of Investment B determined to be $27 million and Investment C sold for $30 million

Year 4:  FMV of Investment B determined to be $35 million

Year 5:  Investment B sold for $20 million

The capital gains portion of the incentive fee would be:

Year 1:  None

Year 2:  Capital gains incentive fee of $5.0 million; 20.0% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)

Year 3:  Capital gains incentive fee of $1.4 million; $6.4 million (20.0% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation on Investment B)) less $5.0 million capital gains fee received in Year 2

Year 4:  None

Year 5:  None; $5.0 million of capital gains incentive fee (20.0% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains fee paid in Year 2 and Year 3 (the $1.4 million difference would not be deducted from future capital gains incentive fees)

Payment of Incentive Fee in Stock

Pursuant to the investment management agreement, and subject to receipt of exemptive relief, as to which there can be no assurance, we have agreed to pay 50% of the net after-tax incentive fee (calculated as described above) to our Adviser in the form of shares of our common stock at the market price at the time of issuance. This may result in the issuance of shares to our Adviser at a price that is below our then NAV (if the market price of our shares of common stock is below our NAV on the issuance date of the shares). The 1940 Act prohibits us from selling shares of our common stock at a price below the current NAV of such stock, with certain exceptions. One such exception would permit us to sell or otherwise issue shares of our common stock during the next year at a price below our then current NAV if our stockholders were to approve such a sale and our directors were to make certain determinations. Annually, at our shareholders’ meeting, we will seek approval to continue this arrangement. To the extent that we are not granted the exemptive relief described above and our shareholders do not approve payment of the incentive fee to our Adviser in stock (which may include stock issued at an issuance price that is below our NAV), we will pay the incentive fee in cash.

The shares of stock issued to our Adviser as part of its incentive fee (referred to as the “Incentive Shares”) will be subject to securities law and contractual restrictions on transfer. The Incentive Shares will be issued in a private placement, and, as a result, will not be freely transferable under the Securities Act. For the benefit of the Adviser, we have agreed to register the resale of the Incentive Shares for sale by the Adviser and its affiliates. We have granted the Adviser a demand right, as well as piggyback registration rights. Each of the Adviser and its affiliates has agreed that one-third of the Incentive Shares received by it or them each year will become freely saleable that year. To the extent that the investment management agreement is terminated by us at any time, all of the Incentive Shares will become freely saleable immediately.

Payment of Our Expenses

All investment professionals and staff of MCC Advisors, when, and to the extent, engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by MCC Advisors. We will bear all other costs and expenses of our operations and transactions, including those relating to:

•	our organization;

•	calculating our NAV (including the cost and expenses of any independent valuation firms);

•
expenses, including travel expense, incurred by MCC Advisors or payable to third parties performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of all future offerings of common shares and other securities, if any;

•	the base management fee and any incentive management fee;

•	distributions on our shares;

•	administration fees payable under our administration agreement;

•	the allocated costs incurred by MCC Advisors as our administrator in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, making investments;

•	transfer agent and custodial fees;

•	all registration and listing fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC or other regulators;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums; indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

•
all other expenses reasonably incurred by us or our administrator in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and other allocable portions of the cost of our chief financial officer and chief compliance officer and their respective staffs.

We reimburse MCC Advisors for costs and expenses incurred for office space rental, office equipment and utilities allocable to the performance by MCC Advisors of its duties under the investment management agreement, as well as any costs and expenses incurred relating to any non-investment advisory, administrative or operating services provided to us or in the form of managerial assistance to portfolio companies that request it.

From time to time, MCC Advisors pays amounts owed by us to third party providers of goods or services.  We subsequently reimburse MCC Advisors for such amounts paid on our behalf.

Limitation of Liability and Indemnification

The investment management agreement provides that MCC Advisors and its officers, directors, employees and affiliates are not liable to us or any of our stockholders for any act or omission by it or its employees in the supervision or management of our investment activities or for any loss sustained by us or our stockholders, except that the foregoing exculpation does not extend to any act or omission constituting willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations under the investment management agreement. The investment management agreement also provides for indemnification by us of MCC Advisors’ members, directors, officers, employees, agents and control persons for liabilities incurred by it in connection with their services to us, subject to the same limitations and to certain conditions.

Board Approval of the Investment Management Agreement

Our board of directors held an in-person meeting on November 3, 2010, in order to consider and approve our investment management agreement. In its consideration of the investment management agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser, MCC Advisors; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our projected operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to MCC Advisors from their relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment management agreement; (f) the organizational capability and financial condition of MCC Advisors and its affiliates; (g) MCC Advisors’ practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to our investment adviser; (h) the possibility of obtaining similar services from other third party service providers or through an internally managed structure; and (i) the alignment of incentives of the Adviser and our stockholders to be achieved by paying the incentive fee in shares of our common stock.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates are reasonable in relation to the services to be provided.

Duration and Termination

The investment management agreement was approved by our board of directors on November 3, 2010. Unless terminated earlier as described below, it will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. As required by applicable regulations, we will seek stockholder approval annually for the payment of the portion of the incentive fee due to the Adviser in shares of our common stock at their then market price, which may be at a price that is less than our then NAV per share. To the extent this potential issuance of our stock at a price below our NAV is not approved, we will pay the incentive fee in cash. The investment management agreement will automatically terminate in the event of its assignment. The investment management agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risks — Risks Related to Our Business — We are dependent upon senior management personnel of our investment adviser for our future success, and if our investment adviser is unable to retain qualified personnel or if our investment adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed”.

License Agreement

We have entered into a license agreement with Medley Capital LLC under which Medley Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Medley”. Under this agreement, we will have a right to use the “Medley” name for so long as MCC Advisors or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Medley” name. This license agreement will remain in effect for so long as the investment management agreement with MCC Advisors is in effect.

LEVERAGE

We may borrow funds to make additional investments, a practice known as "leverage," to attempt to increase return to our common stockholders.  The amount of leverage that we employ at any particular time will depend on our investment adviser's and our board of directors' assessments of market and other factors at the time of any proposed borrowing. For the year ended September 30, 2011, we have not yet drawn from the revolving credit facility (described below).   We are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see  “—Regulation—Senior Securities” and “—Regulation—Small Business Investment Company Regulations.”

We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material.

We are party to a revolving credit facility that currently provides for up to $60 million of borrowings (the “Facility”), pursuant to a Senior Secured Revolving Credit Agreement with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent.

On November 2, 2011, we exercised the option to extend the revolving period to the three years, allowing the Facility to continue to have a one-year term out facility and the final maturity was extended to August 4, 2015.

The Facility allows for the Company to borrow money at a rate of either (i) an alternate base rate (greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus ½ of 1%, (iii) three month LIBOR plus 1% and (iv) 2% per annum) plus 2.75% per annum or (ii) LIBOR (LIBOR is subject to a 1% LIBOR floor) plus 3.75% per annum. Availability of loans under the Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

The Company is also required to pay a commitment fee based on the daily unused portion of the aggregate commitments under the Facility.  The commitment fee is 1% of the aggregate unused commitments if the used portion of the aggregate commitments is less than or equal to 50% of the aggregate commitments, or 0.50% if the used portion of the aggregate commitments is greater than 50% of the aggregate commitments.  The Facility provides that the Company may use the proceeds of the loans for general corporate purposes, including acquiring and funding leveraged loans, mezzanine loans, high-yield securities, convertible securities, preferred stock, common stock and other investments. The Facility provides for a three-year secured syndicated revolving credit facility and also includes an “accordion” feature that allows us, under certain circumstances, to increase the size of the facility to a maximum of $125 million.  As of September 30, 2011, we have not yet drawn from the Facility.

REGULATION

General

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons”, as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities.”

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of our investment policies are fundamental and any may be changed without stockholder approval.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

•	is organized under the laws of, and has its principal place of business in, the United States;

•
is not an investment company (other than a small business investment company wholly owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•      satisfies either of the following:

o	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or

o
is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.

(2)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(3)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

(4)	Securities of any eligible portfolio company which we control.

(5)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(6)	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

The regulations defining and interpreting qualifying assets may change over time. We may adjust our investment focus needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

Managerial Assistance to Portfolio Companies

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “Regulation — Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets”, as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, certain diversification tests in order to qualify as a RIC for federal income tax purposes will typically require us to limit the amount we invest with any one counterparty.  Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or the repurchasing of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A.Risk Factors—Risks Related to our Business—If we use borrowed funds to make investments or fund our business operations, we will be exposed to risks typically associated with leverage which will increase the risk of investing in us.”

We will apply for exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the Small Business Administration (“SBA”) from the 200% asset coverage ratio we are required to maintain under the 1940 Act. Pursuant to the 200% asset coverage ratio limitation, we are permitted to borrow one dollar for every dollar we have in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us. For example, as of September 30, 2011, we had approximately $218 million in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us, which would permit us to borrow up to approximately $109 million, notwithstanding other limitations on our borrowings pursuant to our credit facilities.

If we receive an exemption from the SEC for our SBA debt, we will have increased capacity to fund up to $150 million (the maximum amount of SBA-guaranteed debentures an SBIC may currently have outstanding once certain conditions have been met) of investments with SBA-guaranteed debentures in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 200% asset coverage ratio limitation would allow us to incur. As a result, we would, in effect, be permitted to have a lower asset coverage ratio than the 200% asset coverage ratio limitation under the 1940 Act and, therefore, we could have more debt outstanding than assets to cover such debt. For example, we would be able to borrow up to $150 million more than the approximately $109 million permitted under the asset coverage ratio limit as of September 30, 2011.  For additional information on SBA regulations that will affect our access to SBA-guaranteed debentures, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—Our SBIC subsidiary, if licensed by the SBA, will be subject to SBA regulations, and any failure to comply with SBA regulations could have an adverse effect on our operations.”

Code of Ethics

We and MCC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the code of ethics is attached as an exhibit to the registration statement of which this prospectus is a part, and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Privacy Policy

We are committed to maintaining the privacy of stockholders and to safeguarding our non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any nonpublic personal information relating to our stockholders, although certain nonpublic personal information of our stockholders may become available to us. We do not disclose any nonpublic personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to nonpublic personal information about our stockholders to our investment adviser’s employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to MCC Advisors. The Proxy Voting Policies and Procedures of MCC Advisors are set forth below. The guidelines are reviewed periodically by MCC Advisors and our independent directors, and, accordingly, are subject to change.

MCC Advisors is registered with the SEC as an investment adviser under the Advisers Act. As an investment adviser registered under the Advisers Act, MCC Advisors will have fiduciary duties to us. As part of this duty, MCC Advisors recognizes that it must vote client securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our stockholders. MCC Advisors’ Proxy Voting Policies and Procedures have been formulated to ensure decision-making consistent with these fiduciary duties.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

MCC Advisors evaluates routine proxy matters, such as proxy proposals, amendments or resolutions on a case-by-case basis. Routine matters are typically proposed by management and MCC Advisors will normally support such matters so long as they do not measurably change the structure, management control, or operation of the corporation and are consistent with industry standards as well as the corporate laws of the state of incorporation.

MCC Advisors also evaluates non-routine matters on a case-by-case basis. Non-routine proposals concerning social issues are typically proposed by stockholders who believe that the corporation’s internally adopted policies are ill-advised or misguided. If MCC Advisors has determined that management is generally socially responsible, MCC Advisors will generally vote against these types of non-routine proposals. Non-routine proposals concerning financial or corporate issues are usually offered by management and seek to change a corporation’s legal, business or financial structure. MCC Advisors will generally vote in favor of such proposals provided the position of current stockholders is preserved or enhanced. Non-routine proposals concerning stockholder rights are made regularly by both management and stockholders. They can be generalized as involving issues that transfer or realign board or stockholder voting power. MCC Advisors typically would oppose any proposal aimed solely at thwarting potential takeovers by requiring, for example, super-majority approval. At the same time, MCC Advisors believes stability and continuity promote profitability. MCC Advisors’ guidelines in this area seek a balanced view and individual proposals will be carefully assessed in the context of their particular circumstances.

If a vote may involve a material conflict of interest, prior to approving such vote, MCC Advisors must consult with its chief compliance officer to determine whether the potential conflict is material and if so, the appropriate method to resolve such conflict. If the conflict is determined not to be material, MCC Advisors’ employees shall vote the proxy in accordance with MCC Advisors’ proxy voting policy.

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to:

Chief Compliance Officer
Medley Capital Corporation
375 Park Avenue, 33rd Floor
New York, NY 10152

Other

We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, issue and sell our common stock, at a price below the current NAV of the common stock, or issue and sell warrants, options or rights to acquire such common stock, at a price below the current NAV of the common stock if our board of directors determines that such sale is in our best interest and in the best interests of our stockholders, and our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities. As discussed under “General — Investment Management Agreement,” we have agreed, pursuant to the terms of the investment management agreement, if we receive SEC exemptive relief, as to which there can be no assurance, and any required approval by our stockholders, to pay 50% of the net after-tax incentive fee to the Adviser in the form of shares of our common stock at the then current market price, which may be at a price below the NAV.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities, provided that the adviser negotiates no term other than price and certain other conditions are met. As a result, we only expect to co-invest on a concurrent basis with other accounts sponsored or managed by MCC Advisors when each of us will own the same securities of the issuer and when no term is negotiated other than price. Any such investment would be made, subject to compliance with existing regulatory guidance, applicable regulations and our allocation procedures. If opportunities arise that would otherwise be appropriate for us and for another account sponsored or managed by MCC Advisors to make different investments in the same issuer, MCC Advisors will need to decide which account will proceed with the investment. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which another account sponsored or managed by MCC Advisors has previously invested.

We and MCC Advisors have submitted an exemptive application to the SEC to permit greater flexibility to negotiate the terms of co-investments because we believe that it will be advantageous for us to co-invest with accounts sponsored or managed by MCC Advisors where such investment is consistent with our investment objectives, positions, policies, strategies, and restrictions, as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by MCC Advisors may afford us additional investment opportunities and the ability to achieve greater diversification.

Under the terms of the relief we have requested, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors would make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. There is no assurance that our application for exemptive relief will be granted by the SEC or that, if granted, it will be on the terms set forth above.

We expect to be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and MCC Advisors adopted written policies and procedures reasonably designed to prevent violation of the federal securities laws, and will review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We and MCC Advisors have designated a chief compliance officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•
pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 under Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
pursuant to Rule 13a-15 under the Exchange Act, beginning with our 2012 fiscal year, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and

•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act.

Small Business Investment Company Regulations

On June 9, 2011, we formed Medley SBIC LP, a wholly-owned subsidiary of ours. We have applied to the SBA for a license for Medley SBIC LP to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958.  On November 23, 2011, we received a “green light” or “go forth letter” from the SBA inviting us to continue our application process to obtain a license to form and operate an SBIC subsidiary.  We have received no assurance or indication from the SBA that we will receive a license, or the timeframe in which we would receive a license, should one ultimately be granted.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBIC regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

Under present SBIC regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $18 million and have average annual net income after U.S. federal income taxes not exceeding $6 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 20% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after U.S. federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBIC regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it may continue to make follow-on investments in the company, regardless of the size of the company at the time of the follow-on investment, up to the time of the company’s initial public offering, if any.

The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending or investing outside the United States, to businesses engaged in a few prohibited industries and to certain “passive” (i.e., non-operating) companies. In addition, without prior SBA approval, a SBIC may not invest an amount equal to more than approximately 30% of the SBIC’s regulatory capital in any one company and its affiliates.

The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies (such as limiting the permissible interest rate on debt securities held by a SBIC in a portfolio company). Although prior regulations prohibited an SBIC from controlling a small business concern except in limited circumstances, regulations adopted by the SBA in 2002 now allow a SBIC to exercise control over a small business for a period of up to seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA’s prior written approval.

The SBA restricts the ability of a SBIC to lend money to any of its officers, directors and employees or to invest in affiliates thereof. The SBA also prohibits, without prior SBA approval, a “change of control” of a SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of a SBIC, whether through ownership, contractual arrangements or otherwise.

An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately raised funds of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest and do not require any principal payments prior to maturity.  The SBA, as a creditor, will have a superior claim to our SBIC subsidiary’s assets over our stockholders in the event we liquidate our SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by our SBIC subsidiary upon an event of default.

The American Recovery and Reinvestment Act of 2009, or the 2009 Stimulus Bill, contains several provisions applicable to SBIC funds. One of the key SBIC-related provisions included in the 2009 Stimulus Bill increased the maximum amount of combined SBIC leverage, or the SBIC leverage cap, to $225 million for affiliated SBIC funds. The prior maximum amount of SBIC leverage available to affiliated SBIC funds was approximately $137 million, as adjusted annually based upon changes in the Consumer Price Index. Due to the increase in the maximum amount of SBIC leverage available to affiliated SBIC funds, we, through our SBIC subsidiary, would have access to incremental SBIC leverage to support our future investment activities.

SBICs must invest idle funds that are not being used to make loans in investments permitted under SBIC regulations in the following limited types of securities: (1) direct obligations of, or obligations guaranteed as to principal and interest by, the U.S. government, which mature within 15 months from the date of the investment; (2) repurchase agreements with federally insured institutions with a maturity of seven days or less (and the securities underlying the repurchase obligations must be direct obligations of or guaranteed by the federal government); (3) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (4) a deposit account in a federally insured institution that is subject to a withdrawal restriction of one year or less; (5) a checking account in a federally insured institution; or (6) a reasonable petty cash fund.

SBICs are periodically examined and audited by the SBA’s staff to determine their compliance with SBIC regulations and are periodically required to file certain forms with the SBA.

Neither the SBA nor the U.S. government or any of its agencies or officers has approved any ownership interest to be issued by us or any obligation that we or any of our subsidiaries may incur.

Election to Be Taxed as a RIC

As a BDC, we intend to elect and to qualify to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Distribution Requirement”). Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such a waiver.

Taxation as a RIC

If we qualify as a RIC and satisfy the Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed to our stockholders.

Medley Capital will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31. Depending on the level of investment company taxable income (“ICTI”) earned in a tax year, we may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.  Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year and pay a 4% excise tax on such excess. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI. For the year ended September 30, 2011, there was no tax expense.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;

•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

° at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

° no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or withholding liabilities.

Any underwriting fees paid by us are not deductible. We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Distribution Requirement, even though we will not have received any corresponding cash amount.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our disqualification as a RIC.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long term or short term, depending on how long we held a particular warrant.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Business — Regulation — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Distribution Requirement or the excise tax requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Some of the income and fees that we may recognize will not satisfy the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next ten years.

Foreign Account Tax Compliance Act

Legislation was enacted on March 18, 2010 that will impose a 30% U.S. withholding tax on dividends paid by U.S. issuers to a foreign financial institution after December 31, 2013 and on the gross proceeds from the disposition of stock paid to a foreign financial institution after December 31, 2014, unless such institution enters into an agreement with the U.S. Treasury Department (“Treasury”) to collect and provide to Treasury substantial information regarding U.S. account holders, including certain account holders that are foreign entities with U.S. owners, with such institution. The legislation also generally imposes a withholding tax of 30% on dividends paid by U.S. issuers and on the gross proceeds from the disposition of stock paid to a non-financial foreign entity unless such entity provides the withholding agent with a certification that it does not have any substantial U.S. owners or a certification identifying the direct and indirect substantial U.S. owners of the entity. Under certain circumstances, a holder may be eligible for refunds or credits of such taxes. Investors are urged to consult with their own tax advisors regarding the possible implications of this recently enacted legislation on their investment in shares of our common stock.

Recent Developments

On November 21, 2011, our board of directors accepted the resignation of Mr. Guy Rounsaville, Jr., which became effective the same day. Prior to his resignation, Mr. Rounsaville, Jr. served as a member of the Audit Committee, and as a Chair of the Nominating and Corporate Governance Committee. Mr. Rounsaville, Jr.’s decision to resign was not due to any dispute or disagreement with Medley Capital on any matter relating to our operations, policies or practices.

On November 21, 2011, our board of directors appointed Mr. Arthur Ainsberg as a director. Mr. Arthur Ainsberg will serve on the Audit Committee.

Item 1A.      Risk Factors

You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our NAV and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

Certain Risks in the Current Environment

Capital markets are currently in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States and abroad, which could have a negative impact on our business and operations.

In 2007, the global capital markets entered into a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole and financial services firms in particular. While recent indicators suggest modest improvement in the capital markets, these conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may be required to, or may choose to, seek access to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions, we will not generally be able to issue and sell our common stock at a price below NAV per share. In addition, the debt capital that will be available, if at all, may be at a higher cost, and on less favorable terms and conditions in the future. Conversely, the portfolio companies in which we will invest may not be able to service or refinance their debt, which could materially and adversely affect our financial condition as we would experience reduced income or even experience losses. The inability to raise capital and the risk of portfolio company defaults may have a negative effect on our business, financial condition and results of operations.

Risks Related to Our Business

We may suffer credit losses.

Private debt in the form of secured loans to corporate and asset-based borrowers is highly speculative and involves a high degree of risk of credit loss, and therefore an investment in our shares of common stock may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during an economic recession, such as the economic recession or downturn that the U.S. and many other countries have recently experienced or are experiencing.

If we use borrowed funds to make investments or fund our business operations, we will be exposed to risks typically associated with leverage which will increase the risk of investing in us.

We may borrow money, including through the issuance of debt securities or preferred stock or under the Facility, to leverage our capital structure, which is generally considered a speculative investment technique. As a result:

•
our common shares would be exposed to an increased risk of loss because a decrease in the value of our investments would have a greater negative impact on the value of our common shares than if we did not use leverage;

•
if we do not appropriately match the assets and liabilities of our business, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

•
our ability to pay dividends on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 200% and any amounts used to service indebtedness or preferred stock would not be available for such dividends;

•	the Facility would be subject to periodic renewal by our lenders, whose continued participation cannot be guaranteed;

•	such securities would be governed by an indenture or other instrument containing covenants restricting our operating flexibility;

•	we, and indirectly our stockholders, bear the cost of issuing and paying interest or dividends on such securities; and

•	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common shares.

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue debt securities or preferred stock and/or borrow money from banks and other financial institutions, which we collectively refer to as “senior securities”, only in amounts such that our asset coverage ratio equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test and we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our securities at a time when such sales may be disadvantageous. We also may issue, through our SBIC subsidiary, SBA-guaranteed debentures, subject to certain restrictions.  For a discussion of the requirements for issuing SBA-guaranteed debentures, see  “Item 1. Business—Regulation—Small Business Investment Company Regulations.”

Covenants in the Facility may restrict our financial and operating flexibility.

We maintain the Facility with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent.  The Facility is secured by substantially all of our assets, subject to certain exclusions.  Availability of loans under the Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.  The terms of the Facility also contain certain covenants that, among other things, limit our ability to create liens, merge or consolidate, dispose of assets, incur indebtedness and guarantees, repurchase or redeem indebtedness, make certain investments or acquisitions, enter into certain transactions with affiliates or change the nature of our business.  The Facility also requires us to maintain specified financial ratios and satisfy certain financial condition tests.

As a result of such covenants and restrictions in the Facility, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities.  In addition, our ability to satisfy the financial requirements required by the Facility can be affected by events beyond our control and we cannot assure you that we will meet these requirements.  We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, we may be in default under the Facility, and we may be prohibited from undertaking actions that are necessary or desirable to maintain and expand our business.

Default under the Facility could allow the lenders to declare all amounts outstanding to be immediately due and payable.  If the lenders declare amounts outstanding under the Facility to be due, the lenders could proceed against the assets pledged to secure the debt under the Facility.  Any event of default, therefore, could have a material adverse effect on our business if the lenders determine to exercise their rights.

The lack of liquidity in our investments may adversely affect our business.

We anticipate that our investments generally will be made in private companies. Substantially all of these securities will be subject to legal and other restrictions on resale or will be otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or our investment adviser has material non-public information regarding such portfolio company.

A substantial portion of our portfolio investments may be recorded at fair value as determined in good faith by or under the direction of our board of directors and, as a result, there may be uncertainty regarding the value of our portfolio investments.

The debt and equity securities in which we invest for which market quotations are not readily available will be valued at fair value as determined in good faith by or under the direction of our board of directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. We also are not adopting any policy restricting the percentage of our assets that may be invested in a single portfolio company. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements under Subchapter M of the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Our portfolio may be concentrated in a limited number of portfolio companies; this concentration will subject us to a risk of significant loss if any of these companies defaults on its obligations.

The number of portfolio companies in our portfolio may be higher or lower depending on the amount of our assets under management at any given time, market conditions and the extent to which we employ leverage, and will likely fluctuate over time. A consequence of this limited number of investments is that the aggregate returns we realize may be materially and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond our income tax diversification requirements under Subchapter M of the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

In addition, investments in our portfolio are not rated by any rating agency. Debt in which we intend to invest in the future is typically not rated by any rating agency. We believe that if such investments were rated, the vast majority would be rated below investment grade due to speculative characteristics of the issuer’s capacity to pay interest and repay principal. Our investments may result in an amount of risk, volatility or potential loss of principal that is greater than that of alternative investments. In addition, to the extent interest payments associated with such debt are deferred, such debt will be subject to greater fluctuations in value based on changes in interest rates, such debt could subject us to phantom income, and since we will generally not receive any cash prior to maturity of the debt, the investment will be of greater risk.

Our ability to enter into transactions with our affiliates will be restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by our investment adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We may, however, co-invest with our investment adviser and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our investment adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with our investment adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and MCC Advisors’ allocation policy. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by MCC Advisors and approved by our board of directors, including our independent directors. The allocation policy further provides that allocations among us and these other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by our board of directors. It is our policy to base our determinations as to the amount of capital available for investment based on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with other funds managed by MCC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of other MCC Advisors clients, MCC Advisors will need to decide which client will proceed with the investment. MCC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which a fund managed by MCC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the business development company regulations governing transactions with affiliates to prohibit certain “joint transactions” between entities that share a common investment adviser.

We and MCC Advisors have sought exemptive relief from the SEC to permit us to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other funds managed by MCC Advisors or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and other funds managed by MCC Advisors and its affiliates may afford us additional investment opportunities and an ability to achieve greater diversification. Accordingly, our application for exemptive relief will seek an exemptive order permitting us to invest with funds managed by MCC Advisors or its affiliates in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. There can be no assurance that we will obtain exemptive relief or that if we do obtain such relief it will be obtained on the terms we have outlined in our request. We expect that such exemptive relief permitting co-investments, if granted, would apply only if our independent directors review and approve each co-investment.

We will be exposed to risks associated with changes in interest rates.

Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

To the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds.  As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt or access the Facility to finance our investments.  In periods of rising interest rates, our cost of funds will increase because the interest rate on the Facility is floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates.  We expect that our long-term fixed-rate investments will be financed primarily with issuances of equity and long-term debt securities.  We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations.  Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

You should also be aware that a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments.  Accordingly, an increase in interest rates may result in an increase of the amount of incentive fees payable to the MCC Advisors.

If MCC Advisors is unable to manage our investments effectively, we may be unable to achieve our investment objective.

Our ability to achieve our investment objective will depend on our ability to manage our business, which will depend, in turn, on the ability of MCC Advisors to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result largely will be a function of MCC Advisors’ investment process and, in conjunction with its role as our administrator, its ability to provide competent, attentive and efficient services to us.

MCC Advisors’ senior management team is also the senior management team for Medley Capital, and may in the future manage other private investment funds. They may also be required to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow our rate of investment. Any failure to manage our business effectively could have a material adverse effect on our business, financial condition and results of operations.

We may experience fluctuations in our periodic operating results.

We could experience fluctuations in our periodic operating results due to a number of factors, including the interest rates payable on the debt securities we acquire, the default rate on such securities, the level of our expenses (including the interest rates payable on our borrowings), the dividend rates payable on preferred stock we issue, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our income may be substantially lower than when our portfolio is fully invested and therefore our ability to make distributions may be limited because we are a new company with limited operating history.

We were formed in April 2010 and became a public company in January 2011. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. We have not yet invested all the proceeds from our initial public offering and have invested a portion of the net proceeds of our initial public offering in short-term investments, such as cash and cash equivalents, which we expect will earn yields substantially lower than the interest income that we anticipate receiving in respect of investments in accordance with our investment objective. As a result, any distributions we make during this period may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

If we fail to qualify as a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more onerous regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, such as payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of payment-in-kind arrangements are included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the tax requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to raise cash from other sources, we may fail to qualify as a RIC and thus become subject to corporate-level income tax. See “Tax Matters — Taxation of the Company”.

We may be required to pay incentive fees on income accrued, but not yet received in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against our investment adviser.

We may not be able to pay you dividends and our dividends may not grow over time.

We intend to pay quarterly dividends to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash dividends or year-to-year increases in cash dividends. Our ability to pay dividends might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay dividends. All dividends will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, our SBIC subsidiary’s compliance with SBIC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay dividends to our stockholders in the future.

Our SBIC subsidiary may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiary. We will be partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBIC regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our eligibility for RIC status. We cannot assure you that the SBA will grant such a waiver and if our SBIC subsidiary is unable to obtain a waiver, compliance with the SBIC regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

Our SBIC subsidiary, if licensed by the SBA, will be subject to SBA regulations, and any failure to comply with SBA regulations could have an adverse effect on our operations.

We have applied to the SBA for a license for Medley SBIC LP to operate as an SBIC.  On November 23, 2011, we received a “green light” or “go forth letter” from the SBA inviting us to continue our application process to obtain a license to form and operate an SBIC subsidiary.  We have received no assurance or indication from the SBA that we will receive a license, or the timeframe in which we would receive a license, should one ultimately be granted.

The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause our SBIC subsidiary to forego attractive investment opportunities that are not permitted under SBA regulations.

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or any transfers of the capital stock of a licensed SBIC. If our SBIC subsidiary fails to comply with applicable SBIC regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. Our SBIC subsidiary’s investment adviser does not have any prior experience managing an SBIC. Its lack of experience in complying with SBA regulations may hinder its ability to take advantage of our SBIC subsidiary’s access to SBA-guaranteed debentures. Any failure to comply with SBA regulations could have an adverse effect on our operations.

The highly competitive market in which we operate may limit our investment opportunities.

A number of entities compete with us to make the types of investments that we make. We compete with public and private funds, commercial and investment banks, commercial financing companies, other SBICs and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas in which they have not traditionally invested. As a result of these new entrants, competition for investment opportunities intensified in recent years and may intensify further in the future. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions and valuation requirements that the 1940 Act imposes on us as a BDC and the tax consequences of qualifying as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors make loans with interest rates that are comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. A significant part of our competitive advantage stems from the fact that the market for investments in small and mid-sized companies is underserved by traditional commercial banks and other financial institutions.  A significant increase in the number and/or size of our competitors in this target market could force us to accept less attractive investment terms.  Furthermore, many of our competitors have greater experience operating under the regulatory restrictions of the 1940 Act.

The lack of experience of our investment adviser and its management in operating under the constraints imposed on us as a BDC may hinder the achievement of our investment objectives.

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets primarily in securities of private companies or U.S. public companies with market capitalizations of less than $250 million, cash, cash equivalents, U.S. Government securities and other high quality debt instruments that mature in one year or less. In addition, qualification for taxation as a RIC requires satisfaction of source-of-income, diversification and distribution requirements. MCC Advisors does not have experience investing under these constraints. These constraints, among others, may hinder MCC Advisors’ ability to take advantage of attractive investment opportunities and to achieve our investment objective.

We depend upon senior management personnel of our investment adviser for our future success, and if our investment adviser is unable to retain qualified personnel or if our investment adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

We depend on the members of senior management of MCC Advisors, particularly the managing partners Brook Taube, Seth Taube and Andrew Fentress, as well as other key investment personnel for the identification, final selection, structuring, closing and monitoring of our investments. These members of MCC Advisors’ senior management and investment teams are integral to its asset management activities and have critical industry experience and relationships that we will rely on to implement our business plan. Our future success depends on their continued service to MCC Advisors. The departure of any of the members of MCC Advisors’ senior management or a significant number of the members of its investment team could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. In addition, we can offer no assurance that MCC Advisors will remain our investment adviser or our administrator.

Because we expect to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms or at all.

We intend to elect to be taxed for federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source-of-income, asset diversification and distribution requirements, and if we continue to be regulated as a BDC, we will qualify to be a RIC under the Code and will not have to pay corporate-level taxes on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% at the time we issue any debt or preferred stock. This requirement limits the amount of our leverage. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results or value of our stock. Nevertheless, the effects could adversely affect our business and impact our ability to make distributions and cause you to lose all or part of your investment.

There are significant potential conflicts of interest that could affect our investment returns.

There may be times when MCC Advisors, its senior management and investment teams, and members of its Investment Committee have interests that differ from those of our stockholders, giving rise to a conflict of interest. In particular, certain private investment funds managed by the Principals of MCC Advisors hold controlling or minority equity interests, or have the right to acquire such equity interests, in each of the portfolio companies in which we will hold a debt investment immediately following the completion of this offering. As a result, the Principals of MCC Advisors may face conflicts of interests in connection with making business decisions for these portfolio companies to the extent that such decisions affect the debt and equity holders in these portfolio companies differently. In addition, the Principals of MCC Advisors may face conflicts of interests in connection with making investment or other decisions, including granting loan waivers or concessions, on our behalf with respect to these portfolio companies given that they also manage private investment funds that hold the equity interests in these portfolio companies.

There may be conflicts related to obligations MCC Advisors’ senior management and investment teams, and members of its Investment Committee have to other clients.

The members of the senior management and investment teams, and the Investment Committee of MCC Advisors serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by MCC Advisors or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. For example, Brook Taube, Seth Taube and Andrew Fentress, have management responsibilities for other investment funds, accounts or other investment vehicles managed by affiliates of MCC Advisors. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, affiliates of MCC Advisors currently manage private funds and managed accounts that are seeking new capital commitments and will pursue an investment strategy similar to our strategy, and we may compete with these and other entities managed by affiliates of MCC Advisors for capital and investment opportunities. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by principals of, or affiliated with, MCC Advisors. MCC Advisors will seek to allocate investment opportunities among eligible accounts on an alternating basis that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. MCC Advisors has agreed with our board of directors that when we are able to co-invest with other investment funds managed by affiliates of MCC Advisors allocations among us and other investment funds will generally be made based on capital available for investment in the asset class being allocated. We expect that available capital for our investments will be determined based on the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or as imposed by applicable laws, rules, regulations or interpretations. In situations where we cannot co-invest with other investment funds managed by affiliates of MCC Advisors, the investment policies and procedures of MCC Advisors generally require that such opportunities be offered to us and such other investment funds on an alternating basis. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

MCC Advisors may, from time to time, possess material non-public information, limiting our investment discretion.

MCC Advisors and members of its senior management and investment teams, and Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, we could be prohibited for a period of time from purchasing or selling the securities of such companies by law or otherwise, and this prohibition may have an adverse effect on us.

Our incentive fee structure may create incentives for MCC Advisors that are not fully aligned with the interests of our stockholders.

In the course of our investing activities, we will pay management and incentive fees to MCC Advisors. These fees are based on our gross assets. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our gross assets, MCC Advisors will benefit when we incur debt or use leverage. Additionally, under the incentive fee structure, MCC Advisors may benefit when capital gains are recognized and, because MCC Advisors determines when a holding is sold, MCC Advisors controls the timing of the recognition of such capital gains. Our board of directors is charged with protecting our interests by monitoring how MCC Advisors addresses these and other conflicts of interests associated with its management services and compensation. While they are not expected to review or approve each borrowing or incurrence of leverage, our independent directors will periodically review MCC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, MCC Advisors or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

The part of the incentive fee payable to MCC Advisors that relates to our net investment income will be computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may be considered to involve a conflict of interest for MCC Advisors to the extent that it may encourage MCC Advisors to favor debt financings that provide for deferred interest, rather than current cash payments of interest. MCC Advisors may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because MCC Advisors is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

A substantial portion of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, our board of directors will determine the fair value of these securities in good faith pursuant to our valuation policy. In connection with that determination, investment professionals from MCC Advisors prepare portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, certain members of our board of directors, including Brook Taube, Seth Taube and Andrew Fentress, have a pecuniary interest in MCC Advisors. The participation of MCC Advisors’ investment professionals in our valuation process, and the pecuniary interest in MCC Advisors by certain members of our board of directors, could result in a conflict of interest as the management fee that we will pay MCC Advisors is based on our gross assets.

Conflicts related to other arrangements with MCC Advisors.

We utilize MCC Advisors’ office space and pay to MCC Advisors our allocable portion of overhead and other expenses incurred by MCC Advisors in performing its obligations under the administration agreement, such as our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. This has resulted in conflicts of interest that our board of directors must monitor.

The investment management agreement and administration agreement with MCC Advisors were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The investment management agreement and the administration agreement were negotiated between related parties. Consequently, their terms, including fees payable to MCC Advisors, may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

Our ability to sell or otherwise exit investments in which affiliates of MCC Advisors also have an investment may be restricted.

We may be considered affiliates with respect to certain of our portfolio companies, as discussed under “Portfolio Companies”. Certain private funds advised by the Principals of the Adviser also hold interests in these portfolio companies and as such these interests may be considered a joint enterprise under applicable regulations. To the extent that our interests in these portfolio companies may need to be restructured in the future or to the extent that we choose to exit certain of these transactions, our ability to do so will be limited. We intend to seek exemptive relief in relation to certain joint transactions, however, there is no assurance that we will obtain relief that would permit us to negotiate future restructurings or other transactions that may be considered a joint enterprise.

Our investment adviser may not be able to achieve the same or similar returns as those achieved by our senior management and investment teams while they were employed at prior positions.

The track record and achievements of the senior management and investment teams of MCC Advisors are not necessarily indicative of future results that will be achieved by our investment adviser. As a result, our investment adviser may not be able to achieve the same or similar returns as those achieved by our senior management and investment teams while they were employed at prior positions.

Risks Related to Our Investments

We may not realize gains from our equity investments.

When we make a debt investment, we may acquire warrants or other equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Our investments are very risky and highly speculative.

We invest primarily in senior secured term loans issued by private middle-market companies.

Senior Secured Loans.  There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Equity Investments.  When we invest in senior secured loans, we may acquire equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

In addition, investing in private middle-market companies involves a number of significant risks. See “Our investments in private middle-market portfolio companies may be risky, and you could lose all or part of your investment” below.

Our investments in private middle-market portfolio companies may be risky, and you could lose all or part of your investment.

Investments in private middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and we are required to rely on the ability of MCC Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Private middle-market companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, private middle-market companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Private middle-market companies also generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in these types of companies.

We intend to invest primarily in secured debt issued by our portfolio companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks above or equally with the debt securities in which we invest. In the case of debt ranking above debt securities in which we invest, we would be subordinate to such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company and therefore the holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: (1) the ability to cause the commencement of enforcement proceedings against the collateral; (2) the ability to control the conduct of such proceedings; (3) the approval of amendments to collateral documents; (4) releases of liens on the collateral; and (5) waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Our portfolio companies may prepay loans, which prepayment may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.

The loans underlying the Loan Assets are callable at any time, most of them at no premium to par. It is not clear at this time when each loan may be called. Whether a loan is called will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In the case of some of these loans, having the loan called early may reduce the achievable yield for the Company below the stated yield to maturity contained herein if the capital returned cannot be invested in transactions with equal or greater expected yields.

Our current investment portfolio may hold indirect interests in loans rather than direct interests, which subjects us to additional risk.

We may make or acquire loans or investments through participation agreements. A participation agreement typically results in a contractual relationship only with the counterparty to the participation agreement and not with the borrower. MCC Advisors has adopted best execution procedures and guidelines to mitigate credit and counterparty risk when we acquire a loan through a participation agreement. In investing through participations, we will generally not have a right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, we will be exposed to the credit risk of both the borrower and the counterparty selling the participation. In the event of insolvency of the counterparty, we, by virtue of holding participation interests in the loan, may be treated as its general unsecured creditor. In addition, although we may have certain contractual rights under the loan participation that require the counterparty to obtain our consent prior to taking various actions relating to the loan, we cannot guarantee that the counterparty will seek such consent prior to taking various actions. Further, in investing through participation agreements, we may not be able to conduct the due diligence on the borrower or the quality of the loan with respect to which it is buying a participation that we would otherwise conduct if we were investing directly in the loan, which may result in us being exposed to greater credit or fraud risk with respect to the borrower or the loan than we expected when initially purchasing the participation. See “Risks Related to Our Business – There are significant potential conflicts of interest that could affect our investment returns” above.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio; our ability to make follow-on investments in certain portfolio companies may be restricted.

Following an initial investment in a portfolio company, provided that there are no restrictions imposed by the 1940 Act, we may make additional investments in that portfolio company as “follow-on” investments in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our initial investment.

We have the discretion to make any follow-on investments, subject to the availability of capital resources. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Our failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make such follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, because we are inhibited by compliance with BDC requirements or because we desire to maintain our RIC tax status. We may be restricted from making follow-on investments in certain portfolio companies to the extent that affiliates of ours hold interests in such companies.

Our ability to invest in public companies may be limited in certain circumstances.

To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a market capitalization that is less than $250 million at the time of such investment. In addition, we may invest up to 30% of our portfolio in opportunistic investments which will be intended to diversify or complement the remainder of our portfolio and to enhance our returns to stockholders. These investments may include private equity investments, securities of public companies that are broadly traded and securities of non-U.S. companies. We expect that these public companies generally will have debt securities that are non-investment grade.

Our incentive fee may induce our investment adviser to make certain investments, including speculative investments.

The incentive fee payable by us to MCC Advisors may create an incentive for MCC Advisors to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to MCC Advisors is determined, which is calculated separately in two components as a percentage of the interest and other ordinary income in excess of a quarterly minimum hurdle rate and as a percentage of the realized gain on invested capital, may encourage MCC Advisors to use leverage or take additional risk to increase the return on our investments. The use of leverage may magnify the potential for gain or loss on amounts invested. The use of leverage is considered a speculative technique. If we borrow from banks or other lenders, we would expect that such lenders will seek recovery against our assets in the event of a default and these lenders likely will have claims on our assets that are superior to those of our equity holders. In addition, MCC Advisors receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no minimum level of gain applicable to the portion of the incentive fee based on net capital gains. As a result, MCC Advisors may have an incentive to invest more in investments that are likely to result in capital gains as compared to income producing securities. This practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, we will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to MCC Advisors with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the management and incentive fee of MCC Advisors as well as indirectly bear the management and performance fees and other expenses of any investment companies in which we invest.

We may be obligated to pay our investment adviser incentive compensation even if we incur a loss and may pay more than 20% of our net capital gains because we cannot recover payments made in previous years.

Our investment adviser will be entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our net investment income for that quarter above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our investment adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. If we pay an incentive fee of 20% of our realized capital gains (net of all realized capital losses and unrealized capital depreciation on a cumulative basis) and thereafter experience additional realized capital losses or unrealized capital depreciation, we will not be able to recover any portion of the incentive fee previously paid.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although it is anticipated that most of our investments will be denominated in U.S. dollars, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency may change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective. As a result, a change in currency exchange rates may adversely affect our profitability.

Hedging transactions may expose us to additional risks.

We may engage in currency or interest rate hedging transactions. If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transaction may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

While we may enter into transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek or be able to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

The disposition of our investments may result in contingent liabilities.

We currently expect that a significant portion of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

If we invest in the securities and obligations of distressed and bankrupt issuers, we might not receive interest or other payments.

We may invest in the securities and obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. Such investments generally are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer of those obligations might not make any interest or other payments. We may not realize gains from our equity investments.

Risks Related to Our Operations as a BDC and a RIC and Our SBIC Subsidiary’s Operations as an SBIC

Regulations governing our operation as a BDC may limit our ability to, and the way in which we raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations.

Our business will in the future require a substantial amount of capital. We may acquire additional capital from the issuance of senior securities (including debt and preferred stock), the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations. We also may issue, through our SBIC subsidiary, SBA-guaranteed debentures, subject to certain restrictions.  For a discussion of the requirements for issuing SBA-guaranteed debentures, see  “Item 1. Business—Regulation—Small Business Investment Company Regulations.”

•
Senior Securities.  As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, such securities would rank “senior” to common stock in our capital structure, resulting in preferred stockholders having separate voting rights and possibly rights, preferences or privileges more favorable than those granted to holders of our common stock. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest.

•
Additional Common Stock.  Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below NAV without first obtaining required approvals from our stockholders and our independent directors. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities at the relevant time. We may also make rights offerings to our stockholders at prices per share less than the NAV per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and such stockholders may experience dilution.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, beginning with our fiscal year ending September 30, 2012, we will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur additional expenses in the near term that may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our common stock may be adversely affected.

Changes in the laws or regulations governing our business, or changes in the interpretations thereof, and any failure by us to comply with these laws or regulations, could have a material adverse effect on our business, results of operations or financial condition.

Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our  cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply, or we might have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and may be subject to civil fines and criminal penalties. In addition, any change to the SBA’s current debenture SBIC program could have a significant impact on our ability to obtain lower-cost leverage, through our SBIC subsidiary, and therefore, our ability to compete with other finance companies.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Regulation”. We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to BDCs and possibly lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.

We will become subject to corporate-level income tax if we are unable to qualify as a regulated investment company under Subchapter M of the Code.

Although we intend to elect to be treated as a RIC under Subchapter M of the Code for 2011 and succeeding tax years, no assurance can be given that we will be able to qualify for and maintain RIC status. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•
The distribution requirement for a RIC will be satisfied if we distribute to our stockholders at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each fiscal year from dividends, interest, gains from the sale of stock or securities or similar sources.

•
The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for RIC tax treatment for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on our results of operations and financial conditions, and thus, our stockholders.

Risks Relating to Our Common Stock

Investing in our common stock may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

Shares of closed-end investment companies, including business development companies, may trade at a discount to their net asset value.

Shares of closed-end investment companies, including business development companies, may trade at a discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•
significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of the companies;

•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to BDCs, SBICs or RICs;

•	loss of our qualification as a RIC or BDC or our SBIC subsidiary’s status as an SBIC;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of MCC Advisors’ or any of its affiliates’ key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

Certain provisions of the Delaware General Corporation Law and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Delaware General Corporation Law, our certificate of incorporation and our bylaws contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 375 Park Avenue, 33rd Floor, New York, NY 10152. Our administrator furnishes us office space and we reimburse it for such costs on an allocated basis.

Item 3.	Legal Proceedings

Neither we nor MCC Advisors are currently subject to any material legal proceedings.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on January 20, 2011, and is currently traded on the New York Stock Exchange under the symbol “MCC”. The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly dividends per share since shares of our common stock began being regularly quoted on the New York Stock Exchange.

		Closing Sales Price		Premium/ Discount of High Sales Price to	Premium/ Discount of Low Sales Price to	Declared
Period	NAV(1)	High	Low	NAV(2)	NAV(2)	Dividends(4)
Fiscal year ended September 30, 2011

Second quarter(3)	$12.48	$12.18	$11.85	100.16%	92.15%	$0.16
Third quarter	$12.55	$12.24	$11.00	97.53%	87.65%	$0.21
Fourth quarter	$12.57	$11.73	$9.65	93.32%	76.77%	$0.25

(1) NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2) Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

(3) From January 20, 2011 (initial public offering) to March 31, 2011.

(4) Represents the cash dividend declared for the specified quarter.

The last reported price for our common stock on December 13, 2011 was $9.42 per share. As of September 30, 2011 we had 5 stockholders of record.

Sales of Unregistered Securities

Prior to the pricing of our IPO, MOF LP and MOF LTD transferred all of their respective interests in six loan participations in secured loans to middle market companies with a combined fair value, plus payment-in-kind interest and accrued interest thereon, of approximately $84.95 million (the “Loan Assets ”) to MOF I BDC in exchange for membership interests in MOF I BDC. As a result, MOF LTD owned approximately 90% of the outstanding MOF I BDC membership interests and MOF LP owned approximately 10% of the outstanding MOF I BDC membership interests, which MOF LTD and MOF LP contributed to the LLC in exchange for LLC membership interests on January 18, 2011.  As a result, MOF I BDC became a wholly-owned subsidiary of the LLC. On January 18, 2011, the LLC converted into Medley Capital Corporation, a Delaware corporation.  As a result, MOF LTD and MOF LP’s membership interests were exchanged for 5,759,356 shares of the Company’s common stock at $14.75 per share.

Distributions

Our dividends, if any, are determined by the board of directors. We intend to elect to be treated as a RIC under Subchapter M of the Code. To maintain RIC qualification, we must distribute at least 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any. We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed in the preceding year.

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock since completion of our initial public offering.

Dividends Declared
Record Dates	Payment Dates	Per Share
Fiscal year ended September 30, 2011
March 31, 2011	June 15, 2011	$0.16
June 30, 2011	September 15, 2011	$0.21
Total		$0.37

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if our board of directors authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution.

Stock Performance Graph

This graph compares the stockholder return on our common stock from January 20, 2011 (IPO) to September 30, 2011 with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index. This graph assumes that on January 20, 2011, $100 was invested in our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

We have derived the selected financial data below from our audited consolidated financial statements for the fiscal year ended September 30, 2011 which have been audited by Ernst & Young LLP, our independent registered public accounting firm.

As of September 30, 2010, the Company (including its predecessors) had not yet commenced operations. The following selected financial data should be read together with our financial statements and the related notes and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

At and for the Year Ended September 30, 2011

Statement of Operations data:
Total investment income	$14,569
Base management fee, net	1,610
Incentive fee	714
All other expenses	2,616
Net investment income	9,629
Unrealized depreciation on investments	(150)
Realized gain on investments	55
Net increase in net assets resulting from operations	9,534
Per share data:
Net asset value per common share at year end	$12.57
Market price at year end	10.08
Net investment income	0.56
Net realized and unrealized loss on investments	(0.01)
Net increase in net assets resulting from operations	0.55
Dividends paid	0.37
Balance Sheet data at year end:
Total investments at fair value	$199,206
Cash and cash equivalents	17,202
Other assets	3,721
Total assets	220,129
Total liabilities	2,476
Total net assets	217,653
Other data:
Weighted average annual yield on debt investments (1)	14.5%
Number of investments at year end	18

(1)           The weighted average yield is based upon original cost on our debt investments.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report on Form 10-K.

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to Medley Capital Corporation.

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of our investment adviser;

•	the impact of increased competition;

•	the impact of future acquisitions and divestitures;

•	our business prospects and the prospects of our portfolio companies;

•	limitations on entering into transactions with our affiliates in the absence of regulatory relief;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or MCC Advisors LLC (“MCC Advisors”);

•	our contractual arrangements and relationships with third parties;

•	any future financings by us;

•	the ability of MCC Advisors to attract and retain highly talented professionals;

•	fluctuations in foreign currency exchange rates;

•	the impact of changes to tax legislation and, generally, our tax position; and

•	the unfavorable resolution of legal proceedings.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” included in our amended registration statement on Form N-2 filed with the Securities and Exchange Commission (the “SEC”) on January 6, 2011.

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

Formation Transaction

Prior to the pricing of our initial public offering, Medley Opportunity Fund LP (“MOF LP”) and Medley Opportunity Fund, Ltd. (“MOF LTD”) transferred all of their respective interests in six loan participations in secured loans to middle market companies with a combined fair value, plus payment-in-kind interest and accrued interest thereon, of approximately $84.95 million (the “Loan Assets”) to MOF I BDC LLC (“MOF I BDC”) in exchange for membership interests in MOF I BDC. As a result, MOF LTD owned approximately 90% of the outstanding MOF I BDC membership interests and MOF LP owned approximately 10% of the outstanding MOF I BDC membership interests. On January 18, 2011, each of MOF LTD and MOF LP contributed their respective MOF I BDC membership interests to Medley Capital BDC LLC in exchange for Medley Capital BDC LLC membership interests. As a result, MOF I BDC became a wholly-owned subsidiary of Medley Capital BDC LLC.

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

The Company (including its predecessors) had not commenced operation during the period ended September 30, 2010. It had, however, incurred a net loss for the period of $92,050 composed primarily of organizational expenses of $92,070.

We commenced operations and completed our initial public offering on January 20, 2011. Our investment activities are managed by MCC Advisors and supervised by our board of directors, of which a majority of the members are independent of us.

Our investment objective is to generate current income and capital appreciation by lending directly to privately-held small and middle market companies to help these companies fund acquisitions, growth or refinancing. Our portfolio will generally consist of senior secured first lien term loans and senior secured second lien term loans. In many of our investments, we will receive warrants or other equity participation features which we believe will increase the total investment returns.

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

Portfolio and Investment Activity

As of September 30, 2011, our portfolio consisted of investments in eighteen portfolio companies with a fair value of approximately $199.2 million. During the year ended September 30, 2011, approximately $84.95 million was contributed to us as part of the formation transaction described above. Additionally, during the year ended September 30, 2011, we invested $109.8 million in thirteen new portfolio companies and a $5.0 million in investment in one existing portfolio company. Also, during the year ended September 30, 2011, we had $2.0 million in aggregate amount of exits and repayments, resulting in net investments of $112.8 million for the year. As of September 30, 2011, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $11.1 million and $11.1 million, and $22.2 million and $22.2 million, respectively. The Company had approximately $17.2 million of cash and cash equivalents and no unsettled trades payable, as of September 30, 2011.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of September 30, 2011 (dollars in thousands) (none at September 30, 2010):

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Senior Secured First Lien Term Loans	$107,757	49.8%	$107,255	49.6%
Senior Secured Second Lien Term Loans	79,901	36.9	79,414	36.7
Senior Secured Notes	11,668	5.4	11,832	5.5
Equities/Warrants	30	0.0	705	0.3
Cash and Cash Equivalents	17,202	7.9	17,202	7.9
Total	$216,558	100.0%	$216,408	100.0%

As of September 30, 2011, the weighted average loan to value ratio (“LTV”) of our portfolio investments was approximately 49.4%. We believe that the LTV ratio for a portfolio investment is a useful indicator of the riskiness of the portfolio investment, or its likelihood of default. As part of our investment strategy we seek to structure transactions with downside protection and seek LTVs of lower than 65%. We regularly evaluate the LTV of our portfolio investments and believe that LTV is a useful indicator for management and investors.

As of September 30, 2011, the weighted average yield based upon original cost on our portfolio investments was approximately 14.5%, and 25.1% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 74.9% bore interest at fixed rates.

MCC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on the following categories, which we refer to as MCC Advisors’ investment credit rating:

Credit Rating	Definition

1	Investments that are performing above expectations.

2	Investments that are performing within expectations, with risks that are neutral or favorable compared to risks at the time of origination.

All new loans are rated ‘2’.

3	Investments that are performing below expectations and that require closer monitoring, but where no loss of interest, dividend or principal is expected.

Companies rated ‘3’ may be out of compliance with financial covenants, however, loan payments are generally not past due.

4	Investments that are performing below expectations and for which risk has increased materially since origination.

Some loss of interest or dividend is expected but no loss of principal.

In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 180 days past due).

5	Investments that are performing substantially below expectations and whose risks have increased substantially since origination.

Most or all of the debt covenants are out of compliance and payments are substantially delinquent.

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2011 (dollars in thousands) (none at September 30, 2010):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$—	—%
2	199,207	100.0
3	—	—
4	—	—
5	—	—
Total	$199,207	100.0%

Results of Operations

We commenced principal operations on January 20, 2011, and therefore have no prior periods with which to compare results for the year ended September 30, 2011.

Operating results for the year ended September 30, 2011 are as follows (dollars in thousands) (none at September 30, 2010):

For the year ended September 30, 2011
Total investment income	$14,569
Total expenses, net	4,940
Net investment income	9,629
Net realized gains	55
Net unrealized losses	(150)
Net increase in net assets resulting from operations	$9,534

Investment Income

For the year ended September 30, 2011, investment income totaled $14.6 million of which $12.7 million was attributable to portfolio interest, $0.1 million to interest earned on cash and cash equivalents and $1.8 million to other fee income.

Operating Expenses

Total operating expenses after management fee waiver totaled $4.9 million for the year ended September 30, 2011, and consisted of base management and incentive fees, administrator expenses, professional fees, interest and credit facility financing expenses, organizational expenses, insurance expenses, directors’ fees and other general and administrative fees. The base management fees net of $1.1 million management fee waiver for the year were $1.6 million and $0.7 million of incentive fees were incurred for the year.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

During the year ended September 30, 2011, we recognized $55,000 of realized gains on our portfolio investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of the Company’s investment portfolio. For the year ended September 30, 2011, we had $0.1 million of unrealized depreciation on portfolio investments.

Changes in Net Assets from Operations

Net increase in net assets resulting from operations totaled $9.5 million, or $0.55 per common share based on a weighted average of 17,258,215 common shares outstanding for the year ended September 30, 2011.

Financial Condition, Liquidity and Capital Resources

As a BDC, we distribute substantially all of our net income to our stockholders and will have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital, including raising equity, increasing debt, and funding from operational cash flow.

The Company’s liquidity and capital resources have been generated primarily from the net proceeds of its IPO, as well as cash flows from operations. On January 20, 2011, we completed our IPO and issued 11,111,112 common shares and received net proceeds of $129.6 million.

On August 4, 2011, the Company closed a four-year senior secured revolving credit facility (“the Facility”) led by ING Capital LLC with initial commitments of $60 million and an accordion feature that provides for expansion of the Facility up to $125 million, subject to customary conditions.  As of September 30, 2011, we have not yet drawn from the Facility.

As of September 30, 2011, we had $17.2 million in cash and cash equivalents and no unsettled trades. We generated cash from the net proceeds of our initial public offering and the exercise of the underwriters’ over-allotment option. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

We have applied to the SBA for a license for Medley SBIC LP to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958.  On November 23, 2011, we received from the SBA a “green light” or “go forth letter” inviting us to continue our application process to obtain a license to form and operate an SBIC subsidiary.  We have received no assurance or indication from the SBA that we will receive a license, or the timeframe in which we would receive a license, should one ultimately be granted.  SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

The SBIC license would allow our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities.  The SBA, as a creditor, will have a superior claim to our SBIC subsidiary’s assets over our stockholders in the event we liquidate our SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by our SBIC subsidiary upon an event of default.

SBA regulations currently limit the amount that our SBIC subsidiary may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.

We will apply for exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. If we receive an exemption for this SBA debt, we would have increased flexibility under the 200% asset coverage test.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on our balance sheet. As of September 30, 2011 we had no outstanding commitments to fund investments.

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

On August 4, 2011, the Company’s board of directors declared a quarterly dividend of $0.21 per share payable on September 15, 2011 to stockholders of record at the close of business on September 1, 2011 .

On November 29, 2011, the Company’s board of directors declared a quarterly dividend of $0.25 per share payable on December 30, 2011 to stockholders of record at the close of business on December 15, 2011.

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

MCC Advisors receives a base management fee from the Company payable quarterly in arrears, at an annual rate of 1.75% of the Company’s gross assets, including any assets acquired with the proceeds of leverage. MCC Advisors agreed to waive the base management fee payable with respect to cash and cash equivalents held by the Company through September 30, 2011.

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

Valuation of Portfolio Investments

We value investments for which market quotations are readily available at their market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. However, a readily available market value is not expected to exist for many of the investments in our portfolio, and we will value these portfolio investments at fair value as determined in good faith by our board of directors under our valuation policy and process. We may seek pricing information with respect to certain of our investments from pricing services or brokers or dealers in order to value such investments. We will also employ independent third party valuation firms for all of our investments for which there is not a readily available market value.

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

Revenue Recognition

Our revenue recognition policies are as follows:

Investments and Related Investment Income . We account for investment transactions on a trade-date basis and interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Origination, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Other fees are capitalized as deferred revenue and recorded into income over the respective period. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in the fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in our consolidated statement of operations.

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

Federal Income Taxes

The Company intends to elect to be treated as a RIC under subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements. Once qualified as a RIC, the Company must timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI) including PIK, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. The Company will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calender year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year and pay a 4% excise tax on such excess. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

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

Recent Developments

In October 2011, the Company closed on a $3.0 million investment in the senior secured first lien term loan and a $2.0 million investment in the senior secured second lien term loan to Renaissance Learning, LLC. Renaissance Learning, LLC, is headquartered in Wisconsin Rapids, Wisconsin, and provides technology based student assessment and school improvement programs, focused on reading, math and writing for K-12 students. The first lien term loan has a variable coupon of LIBOR + 6.25% cash with a 1.50% LIBOR floor, with principal due at maturity in October 2017. The second lien term loan has a variable coupon of LIBOR + 10.50% cash with a 1.50% LIBOR floor, with principal due at maturity in October 2018.

In November 2011, the Company closed on a $6.0 million investment in the senior secured first lien term loan to Meridian Behavioral Health, LLC. Meridian Behavioral Health, LLC, is headquartered in New Brighton, Minnesota, and is the leading provider of high acuity chemical dependency treatment in the state of Minnesota operating 14 behavioral treatment centers, offering both inpatient and outpatient programs. The loan has a fixed coupon of 12.00% cash and 2.00% PIK, with principal due at maturity in November 2016.

On November 21, 2011, the Company’s board of directors of the Company accepted the resignation of Mr. Guy Rounsaville, Jr., which became effective on November 21, 2011.  Prior to his resignation, Mr. Rounsaville, Jr. served as a member of the Audit Committee, and as Chair of the Nominating and Corporate Governance Committee.  Mr. Rounsaville, Jr.’s decision to resign was not due to any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On November 21, 2011, the Company’s board of directors appointed Mr. Arthur Ainsberg as a director.  He will serve on the Audit Committee.

On November 29, 2011, the Company’s board of directors declared a quarterly dividend of $0.25 per share payable on December 30, 2011 to stockholders of record at the close of business on December 15, 2011.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. For the year ended September 30, 2011, 74.9% of our income-bearing investment portfolio bore interest at fixed rates and 25.1% have a floating interest rate based on LIBOR. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. For the year ended September 30, 2011, we did not engage in hedging activities.

Item 8.	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements of the Company as of September 30, 2010 are unaudited as the Company completed its IPO and commenced operations on January 20, 2011.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Statements of Assets and Liabilities as of September 30, 2011 and 2010	F-2
Consolidated Statements of Operations for the year ended September 30, 2011 and for the period from April 23, 2010 (date of inception) to September 30, 2010	F-3
Consolidated Statements of Changes in Net Assets for the year ended September 30, 2011 and for the period from April 23, 2010 (date of inception) to September 30, 2010	F-4
Consolidated Statements of Cash Flows for the year ended September 30, 2011 and for the period from April 23, 2010 (date of inception) to September 30, 2010	F-5
Consolidated Schedule of Investments as of September 30, 2011	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medley Capital Corporation

We have audited the accompanying consolidated statements of asset and liabilities of Medley Capital Corporation (the “Company”), as of September 30, 2011 and 2010, including the consolidated schedule of investments as of September 30, 2011, and the related consolidated statements of operations, changes in net assets and cash flows,  for the year ended September 30, 2011 and the period from April 23, 2010 (inception) through September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of September 30, 2011, by correspondence with the custodian and management of the portfolio companies. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medley Capital Corporation at September 30, 2011 and 2010, the consolidated results of its operations, the changes in its net assets and its cash flows for year ended September 30, 2011 and the period from April 23, 2010 (inception) through September 30, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
New York, NY
December 14, 2011

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	September 30, 2011	September 30, 2010

ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $153,268,701 and $0, respectively)	$153,385,565	$-
Affiliated investments (amortized cost of $46,087,374 and $0, respectively)	45,820,982	-
Total investments at fair value	199,206,547	-
Cash and cash equivalents	17,201,643	15,190
Interest receivable	1,679,738	-
Deferred credit facility financing costs, net	1,259,382	-
Other assets	782,006	-
Deferred offering costs	-	49,760

Total assets	$220,129,316	$64,950

LIABILITIES
Management and incentive fees payable, net	$1,483,751	$-
Accounts payable and accrued expenses	626,261	-
Administrator expenses payable	346,293	-
Deferred revenue	18,648	-
Interest and credit facility fees payable	1,667	-
Accrued organizational costs	-	92,000
Contributed loan	-	50,000
Deferred offering costs payable	-	15,000

Total liabilities	$2,476,620	$157,000

NET ASSETS
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 17,320,468 and 0 common shares issued and outstanding, respectively	$17,320	$-
Capital in excess of par value	214,509,815	-
Accumulated undistributed net investment income (loss)	3,220,089	(92,050)
Accumulated net realized gain from investments	55,000	-
Net unrealized depreciation on investments	(149,528)	-
Total net assets	217,652,696	(92,050)

Total liabilities and net assets	$220,129,316	$64,950

NET ASSET VALUE PER SHARE	$12.57	n/a

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the year ended September 30, 2011	For the Period from April 23, 2010 (Date of Inception) to September 30, 2010

INVESTMENT INCOME
Interest from investments
Non-controlled/Non-affiliated investments	$8,517,020	$-
Affiliated investments	4,217,333	-
Total interest income	12,734,353	-
Interest from cash and cash equivalents	69,763	-
Other fee income	1,764,738	20
Total investment income	14,568,854	20

EXPENSES
Base management fees	2,678,806	-
Incentive fees	713,745	-
Administrator expenses	866,055	-
Professional fees	628,209	-
Interest and credit facility financing expenses	163,072	-
Directors fees	448,871	-
Insurance	287,326	-
General and administrative	130,570	-
Organizational expense	92,226	92,070
Expenses before management fee waiver	6,008,880	92,070
Management fee waiver (See Note 6)	(1,068,688)	-
Total expenses net of management fee waiver	4,940,192	92,070

NET INVESTMENT INCOME	9,628,662	(92,050)

UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain from investments	55,000	-
Net unrealized depreciation on investments	(149,528)	-
Net loss on investments	(94,528)	-

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$9,534,134	$(92,050)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.55	n/a
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.56	n/a
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 9)	17,258,215	n/a

DIVIDENDS DECLARED PER COMMON SHARE	$0.37	n/a

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statement of Changes in Net Assets

	For the year ended September 30, 2011	For the Period from April 23, 2010 (Date of Inception) to September 30, 2010

INCREASE FROM OPERATIONS:
Net investment income	$9,628,662	$(92,050)
Net realized gain from investments	55,000	-
Net unrealized depreciation on investments	(149,528)	-
Net increase in net assets from operations	9,534,134	(92,050)
SHAREHOLDER DISTRIBUTIONS:
Distributions declared ($0.37 per share)	(6,408,573)	-
Net decrease in net assets from shareholder distributions	(6,408,573)	-
CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net of underwriting costs	216,051,889	-
Offering costs	(1,432,704)	-
Net increase in net assets from capital share transactions	214,619,185	-

Total increase in net assets	217,744,746	(92,050)
Net assets at beginning of year/period	(92,050)	-
Net assets at end of year/period	$217,652,696	$(92,050)

Net asset value per common share	$12.57	n/a
Common shares outstanding at end of year/period	17,320,468	n/a

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statement of Cash Flows

	For the year ended September 30, 2011	For the Period from April 23, 2010 (Date of Inception) to September 30, 2010

Cash flows from operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$9,534,134	$(92,050)
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(1,727,763)	-
Net amortization of premium on investments	121,115	-
Amortization of deferred credit facility financing costs	66,405	-
Net realized gain from investments	(55,000)	-
Net unrealized depreciation on investments	149,528	-
Proceeds from sale and redemption of investments	2,055,000	-
Purchase of investments	(114,798,931)	-
(Increase) decrease in operating assets:
Interest receivable	(1,679,738)	-
Other assets	(782,006)	-
Deferred offering cost	-	(49,760)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	626,261	-
Management and incentive fees payable, net	1,483,751	-
Administrator expenses payable	346,293	-
Interest and credit facility fees payable	1,667	-
Deferred revenue	18,648	-
Accrued organizational costs	(92,000)	92,000
Deferred offering cost payable	-	15,000
NET CASH USED BY OPERATING ACTIVITIES	(104,732,636)	(34,810)

Cash flows from financing activities
Proceeds (repayment) of contributed loan	(50,000)	50,000
Proceeds from issuance of common stock, net of underwriting costs	131,101,393	-
Offering cost paid	(1,397,944)	-
Credit facility financing cost paid	(1,325,787)	-
Payments of cash dividends	(6,408,573)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	121,919,089	50,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,186,453	15,190
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR/PERIOD	15,190	-
CASH AND CASH EQUIVALENTS, END OF YEAR/PERIOD	$17,201,643	$15,190

Supplemental Information:
Interest paid during the year/period	$95,000	n/a
Supplemental non-cash information
Paid-in-kind interest income	$1,727,763	n/a
Net amortization of premium on investments	$(121,115)	n/a
Issuance of 5,759,356 shares of common stock in connection with the formation transaction (See Note 1)	$84,950,496	n/a

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2011

Company (1)	Industry	Interest	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)	LTV (5) (unaudited)

Non-controlled/Non-affiliated Investments - 70.5% (3)
Senior Secured First Lien Term Loans
Water Capital USA, Inc.	Financial - Leasing	14.00% (7.00% Cash, 7.00% PIK)	1/3/2013	$22,227,926	$22,227,926	$22,227,926	10.2%	68.9%
Flexera Software LLC	Computer Programming Services	7.50% (LIBOR + 6.25%, 1.25% LIBOR Floor)	9/30/2017	4,000,000	4,000,000	3,840,000	1.8%	44.7%
Geneva Wood Fuels LLC (4)	Energy	15.50% (LIBOR + 13.00%, 2.50% LIBOR Floor)	12/31/2012	7,500,000	7,500,000	7,424,659	3.4%	64.2%
Velum Global Credit Management LLC	Consumer Financial	15.00%	3/31/2014	15,000,000	15,247,083	15,247,083	7.0%	23.7%
Cymax Stores, Inc.	Home Furniture and Furnishings	13.75% (9.75% Cash, 4.00% PIK until 1/31/12, 13.75% Cash thereafter)	8/1/2015	6,040,736	6,040,736	6,040,736	2.8%	11.6%
BayDelta Maritime LLC (term loan)	Towing & Tugboat Services	13.75% (11.25% Cash, 2.50% Deferred)	6/30/2016	6,669,293	6,524,429	6,524,429	3.0%	54.2%
BayDelta Maritime LLC (fee note) (7)	Towing & Tugboat Services	14.88% (7)	6/30/2016	250,000	129,240	129,240	0.1%	54.2%
Total Senior Secured First Lien Term Loans				$61,687,955	$61,669,414	$61,434,073

Senior Secured Second Lien Term Loans
Aurora Flight Sciences Corporation	Aerospace & Defense	13.25% (11.25% Cash, 2.00% PIK)	3/16/2014	$15,179,244	$15,179,244	$15,179,244	7.0%	36.9%
Flexera Software LLC	Computer Programming Services	11.00% (LIBOR + 9.75%, 1.25% LIBOR Floor)	9/30/2018	6,000,000	6,000,000	5,520,000	2.5%	64.2%
United Road Towing Inc.	Wrecker Service	13.50% (11.50% Cash, 2.00% PIK)	10/21/2016	15,136,339	15,136,339	15,136,339	7.0%	67.1%
Sequel Youth and Family Services LLC	Health Services	14.00%	12/23/2014	10,500,000	10,500,000	10,500,000	4.8%	52.3%
Insight Pharmaceuticals LLC	Pharmaceutical Preparations	13.25% (LIBOR + 11.75%, 1.50% LIBOR Floor)	8/25/2017	10,000,000	10,000,000	10,000,000	4.6%	65.5%
United Restaurant Group L.P.	Restaurant & Retail	15.22% (LIBOR + 11.50% Cash, 3.50% PIK)	12/31/2016	10,090,689	10,090,689	10,090,689	4.6%	63.2%
YRCW Receivables LLC	Trucking	11.25% (LIBOR + 9.75%, 1.50% LIBOR Floor)	9/30/2014	7,000,000	6,945,754	6,945,754	3.2%	68.7%
Gundle/SLT Environmental, Inc.	Unsupported Plastics Film and Sheet	13.00% (LIBOR + 9.50% Cash, 1.50% LIBOR Floor, 2.00% PIK)	11/27/2016	6,042,352	6,049,109	6,042,352	2.8%	53.4%
Total Senior Secured Second Lien Term Loans				$79,948,624	$79,901,135	$79,414,378

Senior Secured Notes
Tempel Steel Company	Metal Stamping	12.00%	8/15/2016	$5,000,000	$4,902,114	$4,902,114	2.2%	61.2%
Sizzling Platter LLC	Restaurant & Retail	12.25%	4/15/2016	7,000,000	6,766,038	6,930,000	3.2%	56.1%
Total Senior Secured Notes				$12,000,000	$11,668,152	$11,832,114

Equity/Warrants
Cymax Stores, Inc.	Home Furniture and Furnishings	40 Class B Common Units	8/1/2015	$-	$5,000	$680,000	0.3%	N/A
BayDelta Maritime LLC	Towing & Tugboat Service	Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	25,000	0.0%	N/A
Total Common Equity/Warrants				$-	$30,000	$705,000

Sub Total Non-controlled/Non-affiliated Investments				$153,636,579	$153,268,701	$153,385,565

Affiliated Investments - 21.0% (3)
Senior Secured First Lien Term Loans
Bennu Glass, Inc. (6)	Manufacturing - Consumer	15.00%	4/30/2013	$10,000,000	$10,157,220	$10,157,220	4.6%	29.8%
Allied Cash Holdings LLC (6)	Consumer Financial	15.00%	6/30/2013	20,000,000	20,085,903	20,000,000	9.2%	32.7%
Applied Natural Gas Fuels, Inc. (term loan A) (6)	Energy Refining	13.00%	3/24/2014	5,000,000	5,000,000	4,943,043	2.3%	37.8%
Applied Natural Gas Fuels, Inc. (term loan B) (6)	Energy Refining	10.00%	3/24/2014	10,844,251	10,844,251	10,720,719	4.9%	37.8%
Total Senior Secured First Lien Term Loans				$45,844,251	$46,087,374	$45,820,982

Sub Total Affiliated Investments				$45,844,251	$46,087,374	$45,820,982

Total Invesmtents - 91.5% (3)				$199,480,830	$199,356,075	$199,206,547

(1)	All of our investments are denominated in USD.
(2)	Par amount includes accumulated PIK interest and is net of repayments.
(3)	Percentage is based on net assets of $217,652,696 as of September 30, 2011.
(4)	Investment is held via participation agreements with affiliated entities (See note 7).
(5)	Loan to value ratio ("LTV") is the amount of total net debt in the portfolio company’s capital structure that is ahead of and through our loan divided by the enterprise value of the portfolio company.
(6)	As defined in the Investment Company Act of 1940, as amended, we are deemed to be an "Affiliated Person" of this portfolio company because we are under common control with such portfolio company.
(7)	BayDelta Maritime LLC fee note is a zero coupon note, due at the earlier of prepayment or maturity and 14.88% represents an effective interest rate.

See accompanying notes to consolidated financial statements.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2011

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

Medley Capital BDC LLC (the “LLC”), a Delaware limited liability company, was formed on April 23, 2010. On January 18, 2011, the LLC, in accordance with Delaware law, converted into Medley Capital Corporation, a Delaware corporation and on January 20, 2011, the Company filed an election to be regulated as a BDC under the 1940 Act.

On January 20, 2011, the Company consummated its IPO, sold 11,111,112 shares of common stock at $12.00 per share and commenced its operations and investment activities. On February 24, 2011, an additional 450,000 shares of common stock were issued at a price of $12.00 per share pursuant to the partial exercise of the underwriters’ over-allotment option. Net of underwriting fees and offering costs, the Company received total cash proceeds of approximately $129.6 million.

On January 20, 2011, the Company’s shares began trading on the New York Stock Exchange under the symbol “MCC.”

Prior to the consummation of our IPO, Medley Opportunity Fund LP (“MOF LP”), a Delaware limited partnership, and Medley Opportunity Fund, Ltd. (“MOF LTD”), a Cayman Islands exempted limited liability company, which are managed by an affiliate of MCC Advisors, transferred all of their respective interests in six loan participations in secured loans to middle market companies with a combined fair value, plus payment-in-kind interest and accrued interest thereon, of approximately $84.95 million (the “Loan Assets”) to MOF I BDC LLC (“MOF I BDC”), a Delaware limited liability company in exchange for membership interests in MOF I BDC. As a result, MOF LTD owned approximately 90% of the outstanding MOF I BDC membership interests and MOF LP owned approximately 10% of the outstanding MOF I BDC membership interests.

On January 18, 2011, each of MOF LTD and MOF LP contributed their respective MOF I BDC membership interests to the LLC in exchange for LLC membership interests. As a result, MOF I BDC became a wholly-owned subsidiary of the LLC. As a result of LLC’s conversion noted above, MOF LTD and MOF LP’s LLC membership interests were exchanged for 5,759,356 shares of the Company’s common stock at $14.75 per share.

The Company’s investment objective is to generate current income and capital appreciation by lending directly to privately-held small and middle market companies to help these companies fund acquisitions, growth or refinancing. The portfolio will generally consist of senior secured first lien loans and senior secured second lien loans. In many of our investments, we will receive warrants or other equity participation features which we believe will increase the total investment returns.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, MOF I BDC and Medley SBIC LP. We have applied to the Small Business Administration for a license for Medley SBIC LP to operate as a small business investment company under Section 301(c) of the Small Business Investment Company Act of 1958. All references made to the “Company,” “we,” and “us” herein include Medley Capital Corporation and its consolidated subsidiary, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in a financial institution and, at times, such balance may be in excess of the Federal Deposit Insurance Corporation insurance limits.

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

Deferred Offering Costs

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing incurred by the Company related to its initial public offering and were charged directly against capital upon completion of the IPO.

Deferred Credit Facility Financing Costs

Financing costs incurred in connection with our credit facilities are deferred and amortized using the straight line method over the life of the respective facility.

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

Origination, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Other fees are capitalized as deferred revenue and recorded into income over the respective period.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, we would be deemed to “control” a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. We refer to such investments in portfolio companies that we “control” as “Control Investments.” Under the 1940 Act, we would be deemed to be an “Affiliated Person” of a portfolio company if we own between 5% and 25% of the portfolio company’s outstanding voting securities or we are under common control with such portfolio company. We refer to such investments in Affiliated Persons as “Affiliated Investments.”

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

Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Investments for which market quotations are not readily available are valued at fair value as determined by the Company’s board of directors based upon input from management and third party valuation firms. Because these investments are illiquid and because there may not be any directly comparable companies whose financial instruments have observable market values, these loans are valued using a fundamental valuation methodology, consistent with traditional asset pricing standards, that is objective and consistently applied across all loans and through time.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

The Company uses third-party valuation firms to assist the board of directors in the valuation of its portfolio investments. The valuation reports generated by the third-party valuation firms consider the evaluation of financing and sale transactions with third parties, expected cash flows and market based information, including comparable transactions, performance multiples, and movement in yields of debt instruments, among other factors. Based on information obtained from the third-party valuation firms, the Company uses a combined market yield analysis and an enterprise model of valuation. In applying the market yield analysis, the value of the Company’s loans is determined based upon inputs such as the coupon rate, current market discount yield, and interest rate spreads of similar securities, the stated value of the loan, and the length to maturity. In applying the enterprise model, the Company uses a waterfall analysis which takes into account the specific capital structure of the borrower and the related seniority of the instruments within the borrower’s capital structure into consideration. To estimate the enterprise value of the portfolio company, we weigh some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The methodologies for performing investments may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. For non-performing investments, we may estimate the liquidation or collateral value of the portfolio company's assets and liabilities using an expected recovery model. We may estimate the fair value of warrants based on a model such as the Black-Scholes model or simulation models or a combination thereof.

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB ”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends ASC 820 and requires additional disclosure related to recurring and non-recurring fair value measurement in respect of transfers in and out of Level 1 and 2 and activity in Level 3 fair value measurements. The update also requires disclosure about inputs and valuation techniques for Level 2 and Level 3 measurements. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures related to activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within that fiscal year. The adoption of ASU 2010-06 by the Company did not have a material effect on its consolidated financial statements except for enhanced disclosure in the notes to its consolidated financial statements.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which amends U.S. GAAP to conform it with fair value measurement and disclosure requirements in International Financial Reporting Standards.  The amendments in ASU 2011-04 change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  We are currently evaluating the impact this accounting standards update will have on our financial statements.  The amendments in ASU 2011-04 are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011.

Federal Income Taxes

The Company intends to elect to be treated as a RIC under subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements. Once qualified as a RIC, the Company must timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including PIK, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. The Company will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calender year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year and pay a 4% excise tax on such excess. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI. For the year ended September 30, 2011, there was no tax expense.

ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. The Company may be required to recognize ICTI in certain circumstances in which it does not receive cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having original issue discount, the Company must include in ICTI each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in ICTI other amounts that it has not yet received in cash, such as 1) PIK interest income and 2) interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any original issue discount or other amounts accrued will be included in the Company’s ICTI for the year of accrual, the Company may be required to make a distribution to its stockholders in order to satisfy the minimum distribution requirements, even though the Company will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the year ended September 30, 2011, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of the loss carried over from the LLC as follows:

Year ended September 30, 2011
Capital in excess of par value	$(92,050)
Accumulated undistributed net investment income (loss)	$92,050
Accumulated net realized gain from investments	$-

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the year ended September 30, 2011 was as follows:

Year ended September 30, 2011
Ordinary income	$6,408,573
Distributions of long-term capital gains	-
Distributions on a tax basis	$6,408,573

For federal income tax purposes, the cost of investments owned at September 30, 2011 was approximately $197.7 million.

At September 30, 2011, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain fee income and organizational expenses, as follows:

As of September 30, 2011
Undistributed net investment income	$1,690,954
Accumulated capital gains	-
Other temporary differences	(87,615)
Unrealized appreciation (depreciation)	1,522,222
Components of distributable earnings at year end	$3,125,561

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at September 30, 2011. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2011 federal tax year for the Company remains subject to examination by the Internal Revenue Service.

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

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

The Company’s assets may, at any time, include securities and other financial instruments or obligations that are illiquid or thinly traded, making purchase or sale of such securities and financial instruments at desired prices or in desired quantities difficult. Furthermore, the sale of any such investments may be possible only at substantial discounts, and it may be extremely difficult to value any such investments accurately.

Note 3. Investments

The composition of our investments as of September 30, 2011 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands) (none at September 30, 2010):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$107,757	54.0%	$107,255	53.8%
Senior Secured Second Lien Term Loans	79,901	40.1	79,415	39.9
Senior Secured Notes	11,668	5.9	11,832	5.9
Equities/Warrants	30	0.0	705	0.4
Total	$199,356	100.0%	$199,207	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2011 (dollars in thousands) (none at September 30, 2010):

	Investments at Fair Value	Percentage of Total Portfolio
Consumer Financial	$35,247	17.7%
Financial - Leasing	22,228	11.2
Restaurant & Retail	17,021	8.5
Energy Refining	15,664	7.9
Aerospace & Defense	15,179	7.6
Wrecker Service	15,136	7.6
Health Services	10,500	5.3
Manufacturing - Consumer	10,157	5.1
Pharmaceutical Preparations	10,000	5.0
Computer Programming Services	9,360	4.7
Energy	7,425	3.7
Trucking	6,946	3.5
Home Furniture and Furnishings	6,721	3.4
Towing & Tugboat Services	6,679	3.3
Unsupported Plastics Film and Sheet	6,042	3.0
Metal Stamping	4,902	2.5
Total	$199,207	100.0%

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic location at fair value at September 30, 2011 (dollars in thousands) (none at September 30, 2010):

	Investments at Fair Value	Percentage of Total Portfolio
Midwest	$51,591	25.9%
West	45,994	23.1
Mid-Atlantic	35,270	17.7
Southeast	30,500	15.3
Southwest	21,706	10.9
Northeast	7,425	3.7
International	6,721	3.4
Total	$199,207	100.0%

Note 4. Fair Value Measurements

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

•
Level 2 — Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

•
Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities . These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2011 (dollars in thousands) (none at September 30, 2010):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$107,255	$107,255
Senior Secured Second Lien Term Loans	—	—	79,415	79,415
Senior Secured Notes	—	—	11,832	11,832
Equities/Warrants	—	—	705	705
Total	$—	$—	$199,207	$199,207

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended September 30, 2011 (dollars in thousands):

	Senior Secured First Lien Loans	Senior Secured Second Lien Loans	Senior Secured Notes	Equities / Warrants	Total
Balance as of September 30, 2010	$—	$—	$—	$—	$—
Purchases and other adjustments to cost	107,757	79,902	13,668	30	201,357
Sales and redemptions	—	—	(2,055)	—	(2,055)
Net realized gains (losses) from investments	—	—	55	—	55
Net unrealized gains (losses) as of September 30, 2011	(502)	(487)	164	675	(150)
Balance as of September 30, 2011	$107,255	$79,415	$11,832	$705	$199,207

Net change in unrealized loss included in earnings related to investments still held at reporting date, September 30, 2011, was approximately $150,000.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales and redemptions represent net proceeds received from investments sold, and principal paydowns received, during the year.

No significant transfers between levels have occurred during the year.

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

Note 5. Borrowings

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

On August 4, 2011, the Company closed a four-year senior secured revolving credit facility (“the Facility”) led by ING Capital LLC with initial commitments of $60 million and a feature that provides for expansion of the Facility up to $125 million, subject to customary conditions. The Facility will bear interest at the Company’s option of the Alternate Base Rate + 2.75% per annum or a rate of LIBOR + 3.75% per annum, with a 1% LIBOR floor. The Alternate Base Rate means, for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the federal funds effective rate for such day plus 0.5%, (c) LIBOR for a period of three months plus 1%, and (d) the ABR Floor of 2%. A significant percentage of our total assets have been pledged under the Facility to secure our obligations thereunder. The Facility contains commercially reasonable limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, weighted average life, currency denomination and collateral interests. The Facility also includes certain commercially reasonable requirements relating to portfolio performance, the violation of which could result in the limit of further advances and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder. As of September 30, 2011, $1.3 million of financing costs related to the Facility have been capitalized and are being amortized over the term of the Facility. For the year ended September 30, 2011, we recorded $0.1 million of interest expense and $0.1 million of amortization of deferred financing costs related to the Facility. For the year ended September 30, 2011, we have not yet drawn from the Facility.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

Note 6. Agreements

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

The base management fee will be calculated at an annual rate of 1.75% of our gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Subsequently, the base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. MCC Advisors agreed to waive the base management fee payable in the amount of $1.1 million at September 30, 2011 with respect to cash and cash equivalents held by the Company through September 30, 2011.

The incentive fee consists of the following two parts:

The first, payable quarterly in arrears is based on our pre-incentive fee net investment income for the immediately preceding calendar quarter and will be 20.0% of the amount, if any, by which our pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our investment adviser receives no incentive fee until our net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up”, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our investment adviser will receive 20% of our pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter including the base management fee, expenses payable under the administration agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Since the hurdle rate is fixed, as interest rates rise, it will be easier for the MCC Advisors to surpass the hurdle rate and receive an incentive fee based on net investment income.

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

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

The Company calculates incentive fee as if the Company had realized all assets at their fair values and liabilities at their settlement amounts as of the reporting date. Accordingly, the Company accrues a provisional incentive fee taking into account any unrealized gains. As the provisional incentive fee is subject to the performance of investments until there is a realization event, the amount or provisional incentive fee accrued at a reporting date may vary from the incentive fee that is ultimately paid and the differences could be material.

For the year ended September 30, 2011, the Company incurred net base management fees payable to MCC Advisors of $1.6 million and $0.7 million in incentive fees related to pre-incentive fee net investment income.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by our administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the year ended September 30 2011, we recognized $0.9 million in administrator expenses.

Note 7. Related Party Transactions

Loan Participations

As discussed in Note 1, the Loan Assets contributed to the Company by MOF LP and MOF LTD upon consummation of the Company’s IPO were in the form of loan participations with an affiliated entity managed by affiliates of MCC Advisors. On June 30, 2011, the Company cancelled its participation agreements with an affiliate and executed loan assignment agreements for its investments in Allied Cash Holdings LLC, Applied Natural Gas Fuels, Inc., Bennu Glass, Inc., Velum Global Credit Management LLC and Water Capital USA, Inc. The Company is now a direct lender of record to these borrowers.

The Company continues to hold its investment in Geneva Wood Fuels LLC through a participation agreement and as of September 30, 2011, 3.7% of the Company’s investments are held via a participation agreement with an affiliated entity. By virtue of owning loans through a participation agreement, the Company has a contractual relationship with the affiliate, not the borrower. As a result, the Company is subject to the credit risk of the affiliate as well as that of the borrower. As of September 30, 2011, the principal amount related to this loan participation was $7.5 million and for the year ended September 30, 2011 total investment income related to this loan participation was $0.8 million.

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

Employees of Medley Capital LLC, an affiliate of the Company, serve as a board member, managing member or senior corporate officers of Bennu Glass, Inc., Velum Global Credit Management LLC and Applied Natural Gas Fuels, Inc.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

Note 8. Directors Fees

The independent directors receive an annual fee of $35,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the year ended September 30, 2011, we accrued $0.4 million for directors’ fees expense.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The weighted average common shares outstanding for the nine months ended September 30, 2011, are calculated beginning January 20, 2011, following the completion of our IPO and issuance of 11,111,112 shares of common stock and MOF LTD and MOF LP’s exchange of LLC membership interests for 5,759,356 shares of the Company’s common stock. Additionally on February 24, 2011, an additional 450,000 shares of common stock were issued pursuant to the partial exercise of the underwriters’ over-allotment option.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the year ended September 30, 2011(dollars in thousands except share and per share amounts):

Basic and diluted	Year ended September 30, 2011
Net increase in net assets from operations	$9,534
Weighted average common shares outstanding	17,258,215
Earnings per common share-basic and diluted	$0.55

Note 10. Financial Highlights

The following is a schedule of financial highlights for the year ended September 30, 2011.
September 30, 2011
Per share data:
Net asset value per share at beginning of year	$(0.01)

Issuance of common stock, net of underwriting costs	12.47
Offering cost	(0.08)
Net investment income (1)	0.56
Net realized gains on investments	0.01
Net unrealized depreciation on investments	(0.01)
Net increase in net assets	12.95

Distributions declared from net investment income	(0.37)
Distributions declared from net realized capital gains	-
Total distributions to stockholders	(0.37)

Net asset value at end of year	$12.57
Net assets at end of year	$217,652,696
Shares outstanding at end of year	17,320,468

Per share market value at end of year	$10.08
Total return based on market value (2) (6)	(13.09)%
Total return based on net asset value (3) (6)	4.38%

Ratio/Supplemental data: (5) (6)
Ratio of net investment income net of management fee waiver to average net assets (4)	6.46%
Ratio of operating expenses net of management fee waiver to average net assets (4)	2.72%
Ratio of incentive fees to average net assets (4)	0.48%
Ratio of credit facility related expenses to average net assets (4)	0.11%
Ratio of total expenses net of management fee waiver to average net assets (4)	3.31%

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

(1)	Net investment income excluding management fee waiver equals $0.50 per share for the year ended September 30, 2011.
(2)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales change for the year.
(3)	Total annual return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions, and no sales change for the year.
(4)
For the year ended September 30, 2011, excluding the management fee waiver, the ratio of net investment income, operating expenses, incentive fees, credit facility related expenses and total expenses to average net assets is 5.74%, 3.44%, 0.48%, 0.11% and 4.03%, respectively.

(5)	Ratios are annualized.
(6)
The financial highlights are calculated over the period, commencing with the Company’s IPO on January 20, 2011 to September 30, 2011 and consequently, the opening net asset balance used in the calculation is as of January 20, 2011.

Note 11. Dividends

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

The following table summarizes the Company’s dividend declaration and distribution during the year ended September 30, 2011.

Date Declared	Record Date	Payment Date	Amount Per Share
5/11/2011	6/1/2011	6/15/2011	$0.16
8/4/2011	9/1/2011	9/15/2011	$0.21
			$0.37

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

Note 12. Selected Quarterly Financial Data (Unaudited)

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010 (1)
Total investment income	$6,891	$4,899	$2,779	$—
Net investment income	4,427	3,555	1,743	(97)
Net realized and unrealized gain (loss)	(493)	399	—	—
Net increase (decrease) in members’ equity/net assets resulting from operations (2)	3,934	3,954	1,743	(97)
Earnings per share	0.23	0.23	0.10	N/A
Net asset value per common share at year end	$12.57	$12.55	$12.48	N/A

(1) The Company’s common stock commenced trading on the New York Stock Exchange on January 20, 2011. There was no established public trading market for the stock prior to that date.
(2) Ending balance may not sum due to rounding.

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended September 30, 2011, except as disclosed below.

In October 2011, the Company closed on a $3.0 million investment in the senior secured first lien term loan and a $2.0 million investment in the senior secured second lien term loan to Renaissance Learning, LLC. Renaissance Learning, LLC, is headquartered in Wisconsin Rapids, Wisconsin, and provides technology based student assessment and school improvement programs, focused on reading, math and writing for K-12 students. The first lien term loan has a variable coupon of LIBOR + 6.25% cash with a 1.50% LIBOR floor, with principal due at maturity in October 2017. The second lien term loan has a variable coupon of LIBOR + 10.50% cash with a 1.50% LIBOR floor, with principal due at maturity in October 2018.

In November 2011, the Company closed on a $6.0 million investment in the senior secured first lien term loan to Meridian Behavioral Health, LLC. Meridian Behavioral Health, LLC, is headquartered in New Brighton, Minnesota, and is the leading provider of high acuity chemical dependency treatment in the state of Minnesota operating 14 behavioral treatment centers, offering both inpatient and outpatient programs. The loan has a fixed coupon of 12.00% cash and 2.00% PIK, with principal due at maturity in November 2016.

On November 29, 2011, the Company’s board of directors declared a quarterly dividend of $0.25 per share payable on December 30, 2011 to stockholders of record at the close of business on December 15, 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in our internal control over financing reporting that occurred during the fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.      The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Statements of Assets and Liabilities as of September 30, 2011 and 2010	F-2
Consolidated Statements of Operations for the year ended September 30, 2011 and for the period from April 23, 2010 (date of inception) to September 30, 2010	F-3
Consolidated Statements of Changes in Net Assets for the year ended September 30, 2011 and for the period from April 23, 2010 (date of inception) to September 30, 2010	F-4
Consolidated Statements of Cash Flows for the year ended September 30, 2011 and for the period from April 23, 2010 (date of inception) to September 30, 2010	F-5
Consolidated Schedule of Investments as of September 30, 2011	F-6
Notes to Consolidated Financial Statements	F-7

b.     Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010.

10.1
Form of Investment Management Agreement between Registrant and MCC Advisors LLC (Incorporated by reference to Exhibit 99.G to Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on N-2, filed on June 9, 2010).

10.2	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

10.3	Form of Administration Agreement (Incorporated by reference to Exhibit 99.K to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

10.4	Form of Trademark License Agreement (Incorporated by reference to Exhibit 99.K.3 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

10.5	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

10.6
Senior Secured Revolving Credit Agreement among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated August 4, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2011).

10.7
Guarantee, Pledge and Security Agreement among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent, dated August 4, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2011).

14.1	Code of Business Conduct and Ethics of the Registrant (Incorporated by reference to Exhibit 14.1 to the Registrant’s 10-Q for the period ended June 30, 2011, filed on August 4, 2011).

14.2
Code of Business Ethics of MCC Advisors (Incorporated by reference to Exhibit 99.R.2 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

21.1	List of Subsidiaries

24	Power of attorney (included on the signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 14, 2011	Medley Capital Corporation

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard T. Allorto, Jr. and Brook Taube as his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brook Taube	Chief Executive Officer and Chairman of the Board of Directors	December 14, 2011
(Principal Executive Officer

/s/ Richard T. Allorto, Jr.	Chief Financial Officer	December 14, 2011
(Principal Financial and Accounting Officer)

/s/ Seth Taube	Director	December 14, 2011

/s/ Andrew Fentress	Director	December 14, 2011

/s/ Karin Hirtler-Garvey	Director	December 14, 2011

/s/ John E. Mack	Director	December 14, 2011

/s/ Arthur S. Ainsberg	Director	December 14, 2011

/s/ Louis Burnett	Director	December 14, 2011