Form 10-Q
period 2011-12-31
Medley Capital Corp
filed 2012-02-06
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

As of February 1, 2012, the Registrant had 17,320,468 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Financial Statements

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	December 31, 2011	September 30, 2011
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $198,645,499 and $153,268,701, respectively)	$198,238,921	$153,385,565
Affiliated investments (amortized cost of $46,053,454 and $46,087,374, respectively)	45,797,052	45,820,982
Total investments at fair value	244,035,973	199,206,547
Cash and cash equivalents	1,445,700	17,201,643
Interest receivable	2,410,758	1,679,738
Deferred credit facility financing costs, net	1,180,244	1,259,382
Due from counterparty	4,665,511	—
Other assets	73,461	782,006
Total assets	$253,811,647	$220,129,316

LIABILITIES
Credit facility payable	$32,600,000	$—
Management and incentive fees payable, net	2,210,803	1,483,751
Accounts payable and accrued expenses	629,256	626,261
Administrator expenses payable	296,246	346,293
Deferred revenue	60,997	18,648
Interest and credit facility fees payable	190,283	1,667
Due to affiliate	112,266	—

Total liabilities	$36,099,851	$2,476,620

NET ASSETS
Common stock, par value $.001 per share, 100,000,000 common shares authorized,
17,320,468 and 17,320,468 common shares issued and outstanding, respectively	$17,320	$17,320
Capital in excess of par value	214,509,815	214,509,815
Accumulated undistributed net investment income	3,681,120	3,220,089
Accumulated net realized gain from investments	166,521	55,000
Net unrealized depreciation on investments	(662,980)	(149,528)
Total net assets	217,711,796	217,652,696

Total liabilities and net assets	$253,811,647	$220,129,316

NET ASSET VALUE PER SHARE	$12.57	$12.57

See accompanying notes to consolidated financial statements

Medley Capital Corporation

Consolidated Statements of Operations

For the three months ended December 31, 2011
(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/Non-affiliated investments	$5,537,730
Affiliated investments	1,554,071
Total interest income	7,091,801
Interest from cash and cash equivalents	1,843
Other fee income	1,135,556
Total investment income	8,229,200

EXPENSES
Base management fees	1,045,267
Incentive fees	1,206,662
Administrator expenses	296,246
Professional fees	292,104
Interest and credit facility financing expenses	282,026
Directors fees	115,254
Insurance	104,414
General and administrative	101,703
Expenses before management fee waiver	3,443,676
Management fee waiver (See Note 6)	(41,126)
Total expenses net of management fee waiver	3,402,550
Net investment income before excise taxes	4,826,650
Excise tax expense	(35,501)
NET INVESTMENT INCOME	4,791,149

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
Net realized gain from investments	111,521
Net unrealized depreciation on investments	(513,452)
Net loss on investments	(401,931)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,389,218

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.25
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER
COMMON SHARE	$0.28
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING
- BASIC AND DILUTED (SEE NOTE 9)	17,320,468

DIVIDENDS DECLARED PER COMMON SHARE	$0.25

Medley Capital Corporation commenced operations on January 20, 2011. As a result, there is no activity in the comparable period for the three months ended December 31, 2010.

 See accompanying notes to consolidated financial statements

 Medley Capital Corporation

Consolidated Statement of Changes in Net Assets

For the three months ended December 31, 2011
(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$4,791,149
Net realized gain from investments	111,521
Net unrealized depreciation on investments	(513,452)
Net increase in net assets from operations	4,389,218
SHAREHOLDER DISTRIBUTIONS:
Distributions declared ($0.25 per share)	(4,330,118)
Net decrease in net assets from shareholder distributions	(4,330,118)

Total increase in net assets	59,100
Net assets at beginning of period	217,652,696
Net assets at end of period	$217,711,796

Net asset value per common share	$12.57
Common shares outstanding at end of period	17,320,468

Medley Capital Corporation commenced operations on January 20, 2011. As a result, there is no activity in the comparable period for the three months ended December 31, 2010.

See accompanying notes to consolidated financial statements

Medley Capital Corporation

Consolidated Statement of Cash Flows

For the three months ended December 31, 2011
(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$4,389,218
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM
OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(751,153)
Net amortization of premium on investments	32,942
Amortization of deferred credit facility financing costs	93,410
Net realized gain from investments	(111,521)
Net unrealized depreciation on investments	513,452
Proceeds from sale and redemption of investments	3,415,000
Purchase of investments	(47,928,146)
(Increase) decrease in operating assets:
Interest receivable	(731,020)
Due from counterparty	(4,665,511)
Other assets	708,545
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	2,995
Management and incentive fees payable, net	727,052
Administrator expenses payable	(50,047)
Interest and credit facility fees payable	188,616
Deferred revenue	42,349
Due to affiliate	112,266
NET CASH USED BY OPERATING ACTIVITIES	(44,011,553)

Cash flows from financing activities
Borrowings on debt	32,600,000
Credit facility financing cost paid	(14,272)
Payments of cash dividends	(4,330,118)
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,255,610

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,755,943)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,201,643
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,445,700

Supplemental non-cash information
Paid-in-kind interest income	$751,153
Net amortization of premiums on investments	$(32,942)
Amortization of deferred credit facility financing costs	$(93,410)

Medley Capital Corporation commenced operations on January 20, 2011. As a result, there is no activity in the comparable period for the three months ended December 31, 2010.

 See accompanying notes to consolidated financial statements

Medley Capital Corporation

Consolidated Schedule of Investments

December 31, 2011
(unaudited)

Company(1)	Industry	Interest	Maturity	Par Amount(2)	Cost	Fair Value	% of Net Assets(3)	LTV(5)

Non-controlled/Non-affiliated Investments - 91.1%(3)
Senior Secured First Lien Term Loans
BayDelta Maritime LLC (term loan)	Cargo Transport	13.75% (11.25% Cash, 2.50% Deferred)	6/30/2016	$6,669,293	$6,529,435	$6,529,435	3.0%	40.3%
BayDelta Maritime LLC (fee note)(7)	Cargo Transport	14.88%(7)	6/30/2016	250,000	133,807	133,807	0.1%	40.3%
Flexera Software LLC	Electronics	7.50% (LIBOR + 6.25%, 1.25% LIBOR Floor)	9/30/2017	3,980,000	3,980,000	3,860,600	1.8%	38.6%
Velum Global Credit Management LLC	Finance	15.00%	3/31/2014	15,000,000	15,224,366	15,224,366	7.0%	23.7%
Meridian Behavioral Health, LLC	Healthcare, Education and Childcare	14.00% (12.00% Cash, 2.00% PIK)	11/14/2016	6,015,675	5,487,903	5,487,903	2.5%	29.4%
Renaissance Learning, LLC	Healthcare, Education and Childcare	7.75% (LIBOR + 6.25%, 1.50% LIBOR Floor)	10/19/2017	2,992,500	2,875,415	2,875,415	1.3%	34.3%
Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	13.75% (9.75% Cash, 4.00% PIK until 1/31/12, 13.75% Cash thereafter)	8/1/2015	6,102,696	6,102,696	6,102,696	2.8%	14.5%
Geneva Wood Fuels LLC(4)	Personal and Nondurable Consumer Products (Manufacturing Only)	15.50% (LIBOR + 13.00%, 2.50% LIBOR Floor)	12/31/2012	7,500,000	7,500,000	7,162,500	3.3%	68.2%
Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	7.75% (3.25% Base + 4.50% Spread)	1/3/2018	4,000,000	4,000,000	3,920,000	1.8%	60.0%
Water Capital USA, Inc.	Structured France Securities	14.00% (7.00% Cash, 7.00% PIK)	1/3/2013	22,616,908	22,616,908	22,616,908	10.4%	70.7%
Total Senior Secured First Lien Term Loans				$75,127,072	$74,450,530	$73,913,630

Senior Secured Second Lien Term Loans
Aurora Flight Sciences Corporation	Aerospace & Defense	13.25% (11.25% Cash, 2.00% PIK)	3/16/2014	$15,256,959	$15,256,959	$15,256,959	7.0%	33.4%
Kelley Amerit Holdings, Inc.	Business Services	12.20% (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK)	12/21/2016	19,007,917	19,007,917	19,007,917	8.7%	50.8%
YRCW Receivables LLC	Cargo Transport	11.25% (LIBOR + 9.75%, 1.50% LIBOR Floor)	9/30/2014	6,982,500	6,931,247	6,572,278	3.0%	76.6%
Gundle/SLT Environmental, Inc.	Diversified/Conglomerate Manufacturing	13.00% (LIBOR + 9.50% Cash, 1.50% LIBOR Floor, 2.00% PIK)	11/27/2016	6,073,235	6,078,345	6,073,235	2.8%	46.5%
Flexera Software LLC	Electronics	11.00% (LIBOR + 9.75%, 1.25% LIBOR Floor)	9/30/2018	6,000,000	6,000,000	5,580,000	2.6%	55.7%
Renaissance Learning, LLC	Healthcare, Education and Childcare	12.00% (LIBOR + 10.50%, 1.50% LIBOR Floor)	10/19/2018	2,000,000	1,921,097	1,921,097	0.9%	49.9%
Sequel Youth and Family Services LLC	Healthcare, Education and Childcare	14.00%	12/23/2014	10,500,000	10,500,000	10,500,000	4.8%	55.2%
Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	11.75% (3.25% Base + 8.50% Spread)	1/3/2019	6,000,000	6,000,000	5,880,000	2.7%	73.3%
Insight Pharmaceuticals LLC	Personal, Food and Miscellaneous Services	13.25% (LIBOR + 11.75%, 1.50% LIBOR Floor)	8/25/2017	10,000,000	10,000,000	10,000,000	4.6%	65.0%
United Road Towing Inc.	Personal, Food and Miscellaneous Services	13.50% (11.50% Cash, 2.00% PIK)	10/21/2016	15,213,834	15,213,834	15,213,834	7.0%	62.2%
United Restaurant Group L.P.	Restaurant & Franchise	15.26% (LIBOR + 11.50% Cash, 3.50% PIK)	12/31/2016	10,181,214	10,181,214	10,181,214	4.7%	75.5%
Total Senior Secured Second Lien Term Loans				$107,215,659	$107,090,613	$106,186,534

Senior Secured Notes
Tower International, Inc	Automobile	10.63%	9/1/2017	$6,101,000	$6,229,744	$6,229,744	2.9%	42.6%
Tempel Steel Company	Mining, Steel, Iron and Nonprecious Metals	12.00%	8/15/2016	7,000,000	6,803,817	6,803,817	3.1%	59.1%
Sizzling Platter LLC	Restaurant & Franchise	12.25%	4/15/2016	3,630,000	3,504,499	3,607,313	1.7%	51.1%
Total Senior Secured Notes				$16,731,000	$16,538,060	$16,640,874

Equity/Warrants
BayDelta Maritime LLC	Cargo Transport	Warrants to purchase 10% of the outstanding equity	6/30/2016	$-	$25,000	$83,071	0.0%	100.0%
Meridian Behavioral Health, LLC	Healthcare, Education and Childcare	Warrants to purchase 8% of the outstanding membership units	11/14/2016	-	536,296	734,812	0.3%	100.0%
Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	40 Class B Common Units	-	-	5,000	680,000	0.3%	100.0%
Total Common Equity/Warrants				$-	$566,296	$1,497,883

Sub Total Non-controlled/Non-affiliated Investments				$199,073,731	$198,645,499	$198,238,921

Affiliated Investments - 21.0%(3)
Senior Secured First Lien Term Loans
Bennu Glass, Inc. (6)	Containers, Packaging and Glass	15.00%	4/30/2013	$10,000,000	$10,133,291	$10,133,291	4.6%	29.5%
Applied Natural Gas Fuels, Inc. (term loan A)(6)	Oil and Gas	13.00%	3/24/2014	5,000,000	5,000,000	4,943,042	2.3%	34.4%
Applied Natural Gas Fuels, Inc. (term loan B)(6)	Oil and Gas	10.00%	3/24/2014	10,844,251	10,844,251	10,720,719	4.9%	34.4%
Allied Cash Holdings LLC(6)	Structured Finance Securities	15.00%	9/30/2013	20,000,000	20,075,912	20,000,000	9.2%	28.6%
Total Senior Secured First Lien Term Loans				$45,844,251	$46,053,454	$45,797,052

Sub Total Affiliated Investments				$45,844,251	$46,053,454	$45,797,052

Total Invesmtents - 112.1%(3)				$244,917,982	$244,698,953	$244,035,973

(1) All of our investments are domiciled in the United States except for Cymax Stores, Inc. which is domiciled in Canada.
(2) Par amount includes accumulated PIK interest and is net of repayments.
(3) Percentage is based on net assets of $217,711,796 as of December 31, 20111.
(4) Investment is held via a participation agreement with an affiliated entity (See note 7).
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

See accompanying notes to consolidated financial statements

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

(1) All of our investments are domiciled in USD.
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

See accompanying notes to consolidated financial statements

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2011

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, MOF I BDC and Medley SBIC LP. We have applied to the Small Business Administration for a license for Medley SBIC LP to operate as a small business investment company under Section 301(c) of the Small Business Investment Company Act of 1958. Currently Medley SBIC LP has no operations. All references made to the “Company,” “we,” and “us” herein include Medley Capital Corporation and its consolidated subsidiary, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended September 30, 2011, which was filed with the U.S. Securities and Exchange Commission on December 14, 2011. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2012.

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

Due to/from Counterparty

Due from counterparty consists of unsettled investment transactions. As of December 31, 2011, there was $4.7 million in due from counterparty consisting of $1.9 million related to the purchase of Hilex Poly Co and $2.8 million related to the purchase of YRCW Receivables LLC which were funded prior to December 31, 2011, and subsequently settled on January 10, and January 4, 2012, respectively.

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

Origination, amendment, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Other fees are capitalized as deferred revenue and recorded into income over the respective period.

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

The Company uses third-party valuation firms to assist the board of directors in the valuation of its portfolio investments. The valuation reports generated by the third-party valuation firms consider the evaluation of financing and sale transactions with third parties, expected cash flows and market based information, including comparable transactions, performance multiples, and movement in yields of debt instruments, among other factors. Based on information obtained from the third-party valuation firms, the Company uses a combined market yield analysis and an enterprise model of valuation. In applying the market yield analysis, the value of the Company’s loans is determined based upon inputs such as the coupon rate, current market discount yield, interest rate spreads of similar securities, the stated value of the loan, and the length to maturity. In applying the enterprise model, the Company uses a waterfall analysis which takes into account the specific capital structure of the borrower and the related seniority of the instruments within the borrower’s capital structure into consideration. To estimate the enterprise value of the portfolio company, we weigh some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The methodologies for performing investments may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. For non-performing investments, we may estimate the liquidation or collateral value of the portfolio company's assets and liabilities using an expected recovery model. We may estimate the fair value of warrants based on a model such as the Black-Scholes model or simulation models or a combination thereof.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2011-04 "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS")" ("ASU 2011-04").  ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. ASU 2011-04 will require reporting entities to disclose additional information for fair value measurements categorized within Level 3 of the fair value hierarchy, quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, ASU 2011-04 will require reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements.  The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011.   While the update is expected to have an impact on the Company’s financial statement disclosures, it is not expected to have an impact on the Company’s financial position, liquidity or results of operations.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

Federal Income Taxes

The Company intends to elect to be treated as a RIC under subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements. Once qualified as a RIC, the Company must timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including PIK, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. The Company will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI. For the calendar year ended December 31, 2011, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains. Accordingly, with respect to the calendar year ended December 31, 2011, a provision was recorded for federal excise taxes of $35,501.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at December 31, 2011. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2011 federal tax year for the Company remains subject to examination by the Internal Revenue Service.

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

Note 3. Investments

The composition of our investments as of December 31, 2011 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$120,504	49.2%	$119,711	49.1%
Senior Secured Second Lien Term Loans	107,091	43.8	106,186	43.5
Senior Secured Notes	16,538	6.8	16,641	6.8
Equities/Warrants	566	0.2	1,498	0.6
Total	$244,699	100.0%	$244,036	100.0%

The composition of our investments as of September 30, 2011 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$107,757	54.0%	$107,255	53.8%
Senior Secured Second Lien Term Loans	79,901	40.1	79,415	39.9
Senior Secured Notes	11,668	5.9	11,832	5.9
Equities/Warrants	30	0.0	705	0.4
Total	$199,356	100.0%	$199,207	100.0%

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2011 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Structured Finance Securities	$42,617	17.5%
Personal, Food and Miscellaneous Services	25,214	10.3
Healthcare, Education and Childcare	21,519	8.8
Business Services	19,008	7.8
Personal and Nondurable Consumer Products (Manufacturing Only)	16,962	6.9
Oil and Gas	15,664	6.4
Aerospace & Defense	15,257	6.2
Finance	15,224	6.2
Restaurant & Franchise	13,788	5.7
Cargo Transport	13,319	5.5
Containers, Packaging and Glass	10,133	4.2
Electronics	9,441	3.9
Mining, Steel, Iron and Nonprecious Metals	6,804	2.8
Home and Office Furnishings, Housewares, and Durable Consumer Products	6,783	2.8
Automobile	6,230	2.5
Diversified/Conglomerate Manufacturing	6,073	2.5
Total	$244,036	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2011. Subsequent to September 30, 2011, industry groupings have been modified and are now substantially different (dollars in thousands):

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic location at fair value at December 31, 2011 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Midwest	$80,304	32.9%
West	62,112	25.5
Mid-Atlantic	35,438	14.5
Southeast	30,500	12.5
Southwest	21,737	8.9
Northeast	7,162	2.9
International	6,783	2.8
Total	$244,036	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2011 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Midwest	$51,591	25.9%
West	45,994	23.1
Mid-Atlantic	35,270	17.7
Southeast	30,500	15.3
Southwest	21,706	10.9
Northeast	7,425	3.7
International	6,721	3.4
Total	$199,207	100.0%

Note 4. Fair Value Measurements

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

•	Level 2 — Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

•	Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of December 31, 2011 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$119,711	$119,711
Senior Secured Second Lien Term Loans	—	—	106,186	106,186
Senior Secured Notes	—	—	16,641	16,641
Equities/Warrants	—	—	1,498	1,498
Total	$—	$—	$244,036	$244,036

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2011 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$107,255	$107,255
Senior Secured Second Lien Term Loans	—	—	79,415	79,415
Senior Secured Notes	—	—	11,832	11,832
Equities/Warrants	—	—	705	705
Total	$—	$—	$199,207	$199,207

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended December 31, 2011 (dollars in thousands):

	Senior Secured First Lien Loans	Senior Secured Second Lien Loans	Senior Secured Notes	Equities / Warrants	Total
Balance as of September 30, 2011	$107,255	$79,415	$11,832	$705	$199,207
Purchases and other adjustments to cost	7,310	8,207	8,129	—	23,646
Issuance	5,464	19,000	—	536	25,000
Sales	—	—	—	—	—
Settlements	(28)	(18)	(3,370)	—	(3,416)
Net change in realized gains (losses) from investments	1	—	111	—	112
Net change in unrealized gains (losses)	(291)	(418)	(61)	257	(513)
Balance as of December 31, 2011	$119,711	$106,186	$16,641	$1,498	$244,036

Net change in unrealized loss included in earnings related to investments still held at reporting date, December 31, 2011, was approximately $0.4 million.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represents net proceeds received from investments sold.

Settlements represents principal paydowns received, during the year.

No significant transfers between levels have occurred during the period.

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

On August 4, 2011, the Company closed a four-year senior secured revolving credit facility (“the Facility”) led by ING Capital LLC with initial commitments of $60 million and a feature that provides for expansion of the Facility up to $125 million, subject to customary conditions. The Facility will bear interest at the Company’s option of the Alternate Base Rate + 2.75% per annum or a rate of LIBOR + 3.75% per annum, with a 1% LIBOR floor. The Alternate Base Rate means, for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the federal funds effective rate for such day plus 0.5%, (c) LIBOR for a period of three months plus 1%, and (d) the ABR Floor of 2%. A significant percentage of our total assets have been pledged under the Facility to secure our obligations thereunder. The Facility contains commercially reasonable limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, weighted average life, currency denomination and collateral interests. The Facility also includes certain commercially reasonable requirements relating to portfolio performance, the violation of which could result in the limit of further advances and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder. As of December 31, 2011, $1.3 million of financing costs related to the Facility have been capitalized and are being amortized over the term of the Facility. For the three months ended December 31, 2011, we recorded $0.2 million of interest expense and $0.1 million of amortization of deferred financing costs related to the Facility. As of December 31, 2011, there was $32.6 million outstanding under the Facility.

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

The base management fee will be calculated at an annual rate of 1.75% of our gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Subsequently, the base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. MCC Advisors agreed to waive the base management fee payable in the amount of $41,126 at December 31, 2011 with respect to cash and cash equivalents held by the Company through December 31, 2011.

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

For the three months ended December 31, 2011, the Company incurred net base management fees payable to MCC Advisors of $1.0 million and $1.2 million in incentive fees related to pre-incentive fee net investment income.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by our administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three months ended December 31, 2011, we recognized $0.3 million in administrator expenses.

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

The Company holds its investment in Geneva Wood Fuels LLC through a participation agreement with an affiliated entity, which represents 2.9% of the Company’s investments as of December 31, 2011. By virtue of owning loans through a participation agreement, the Company has a contractual relationship with the affiliate, not the borrower. As a result, the Company is subject to the credit risk of the affiliate as well as that of the borrower. As of December 31, 2011, the principal amount related to this loan participation was $7.5 million and for the three months ended December 31, 2011 total investment income related to this loan participation was $0.3 million.

Due to Affiliate

Due to affiliate consists of certain general and administrative expenses paid by an affiliate.

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 8. Directors Fees

The independent directors receive an annual fee of $35,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended December 31, 2011, we accrued $0.1 million for directors’ fees expense.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended December 31, 2011(dollars in thousands except share and per share amounts):

Basic and diluted	Three months ended December 31, 2011
Net increase in net assets from operations	$4,389
Weighted average common shares outstanding	17,320,468
Earnings per common share-basic and diluted	$0.25

Note 10. Financial Highlights

The following is a schedule of financial highlights for the three months ended December 31, 2011.

December 31, 2011
Per share data:
Net asset value per share at beginning of period	$12.57

Issuance of common stock, net of underwriting costs	-
Offering cost	-
Net investment income (1)	0.28
Net realized gains on investments	0.00
Net unrealized depreciation on investments	(0.03)
Net increase in net assets	0.25

Distributions declared from net investment income	(0.25)
Distributions declared from net realized capital gains	-
Total distributions to stockholders	(0.25)

Net asset value at end of period	$12.57
Net assets at end of period	$217,711,796
Shares outstanding at end of period	17,320,468

Per share market value at end of period	$10.40
Total return based on market value (2)	5.62%
Total return based on net asset value (3)	2.37%

Ratio/Supplemental data: (5)
Ratio of net investment income net of management fee waiver to average net assets (4)	8.75%
Ratio of operating expenses net of management fee waiver to average net assets (4)	3.50%
Ratio of incentive fees to average net assets (4)	2.20%
Ratio of credit facility related expenses to average net assets (4)	0.52%
Ratio of total expenses net of management fee waiver to average net assets (4)	6.21%

(1)	Net investment income excluding management fee waiver equals $0.27 per share for the period ended December 31, 2011.
(2)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions, and no sales change for the period.
(3)	Total annual return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions, and no sales change for the period.
(4)	For the three months ended December 31, 2011, excluding the management fee waiver, the ratio of net investment income, operating expenses, incentive fees, credit facility related expenses and total expenses to average net assets is 8.74%, 3.57%, 2.20%, 0.52% and 6.29%, respectively.
(5)	Ratios are annualized.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

The following table summarizes the Company’s dividend declaration and distribution during the three months ended December 31, 2011.

Date Declared	Record Date	Payment Date	Amount Per Share
11/29/2011	12/15/2011	12/30/2011	$0.25
			$0.25

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended December 31, 2011, except as disclosed below.

In January 2012, the Company closed on a $10.0 million investment in the senior secured first lien term loan A and term loan B to Welocalize, Inc. Welocalize, Inc., is headquartered in Frederick, MD, and provides technology-enabled localization services to large multinational clients through a suite of software as a service tools. The first lien term loan A has a variable coupon of LIBOR + 8.0% cash with a 2.0% LIBOR floor, with principal due at maturity in November 2015.  The first lien term loan B has a variable coupon of LIBOR + 9.0% cash with a 2.0% LIBOR floor and 1.25% PIK, with principal due at maturity in November 2015.

On January 31, 2012, the Company closed $25 million of additional commitments to its senior secured revolving credit facility led by ING Capital LLC. Total commitments to the Facility are now $85 million and the accordion feature allows the Company to increase the total commitments under the Facility up to $125 million, subject to customary conditions.

On February 2, 2012, the Company’s board of directors declared a quarterly dividend of $0.28 per share payable on March 15, 2012, to stockholders of record at the close of business on February 24, 2012.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Portfolio and Investment Activity

As of December 31, 2011, our portfolio consisted of investments in 24 portfolio companies with a fair value of approximately $244.0 million. During the three months ended December 31, 2011, including unsettled transactions, we invested $47.8 million in six new portfolio companies and $4.7 million in two existing portfolio companies. Also, during the three months ended December 31, 2011, we had $3.4 million in aggregate amount of exits and repayments, resulting in net investments of $49.1 million for the period. As of December 31, 2011, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $10.2 million and $10.2 million, and $22.6 million and $22.6 million, respectively. The Company had approximately $1.4 million of cash and cash equivalents as of December 31, 2011.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2011 (dollars in thousands):

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Senior Secured First Lien Term Loans	$120,504	49.0%	$119,711	48.8%
Senior Secured Second Lien Term Loans	107,091	43.5	106,186	43.2
Senior Secured Notes	16,538	6.7	16,641	6.8
Equities/Warrants	566	0.2	1,498	0.6
Cash and Cash Equivalents	1,446	0.6	1,446	0.6
Total	$246,145	100.0%	$245,482	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of September 30, 2011 (dollars in thousands):

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Senior Secured First Lien Term Loans	$107,757	49.8%	$107,255	49.6%
Senior Secured Second Lien Term Loans	79,901	36.9	79,414	36.7
Senior Secured Notes	11,668	5.4	11,832	5.5
Equities/Warrants	30	0.0	705	0.3
Cash and Cash Equivalents	17,202	7.9	17,202	7.9
Total	$216,558	100.0%	$216,408	100.0%

As of December 31, 2011, the weighted average loan to value ratio (“LTV”) of our portfolio investments was approximately 48.5%. We believe that the LTV ratio for a portfolio investment is a useful indicator of the riskiness of the portfolio investment, or its likelihood of default. As part of our investment strategy we seek to structure transactions with downside protection and seek LTVs of lower than 65%. We regularly evaluate the LTV of our portfolio investments and believe that LTV is a useful indicator for management and investors.

As of December 31, 2011, our income-bearing investment portfolio, which represented nearly 99.4% of our total portfolio, had a weighted average yield based upon cost on our portfolio investments of approximately 14.4%, and 34.3% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 65.7% bore interest at fixed rates.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2011 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$26,746	10.9%
2	207,109	84.9
3	10,181	4.2
4	—	—
5	—	—
Total	$244,036	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2011 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$—	—%
2	199,207	100.0
3	—	—
4	—	—
5	—	—
Total	$199,207	100.0%

Results of Operations

We commenced principal operations on January 20, 2011, and therefore have no prior periods with which to compare results for the three months ended December 31, 2011.

Operating results for the three months ended December 31, 2011 are as follows (dollars in thousands):

For the three months ended December 31, 2011
Total investment income	$8,229
Total expenses, net	3,402
Net investment income before excise taxes	4,827
Excise tax expense	(36)
Net investment income	4,791
Net realized gains	112
Net unrealized losses	(514)
Net increase in net assets resulting from operations	$4,389

Investment Income

For the three months ended December 31, 2011, investment income totaled $8.2 million of which $7.1 million was attributable to portfolio interest, $1,843 to interest earned on cash and cash equivalents and $1.1 million to other fee income.

Operating Expenses

Total operating expenses after management fee waiver totaled $3.4 million for the three months ended December 31, 2011, and consisted of base management and incentive fees, administrator expenses, professional fees, interest and credit facility financing expenses, insurance expenses, directors’ fees and other general and administrative fees. The base management fees net of $41,126 management fee waiver for the period were $1.0 million and $1.2 million of incentive fees were incurred for the period.

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

During the three months ended December 31, 2011, we recognized $0.1 million of realized gains on our portfolio investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of the Company’s investment portfolio. For the three months ended December 31, 2011, we had $0.5 million of unrealized depreciation on portfolio investments.

Changes in Net Assets from Operations

Net increase in net assets resulting from operations totaled $4.4 million, or $0.25 per common share based on a weighted average of 17,320,468 common shares outstanding for the three months ended December 31, 2011.

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

On August 4, 2011, the Company closed a four-year senior secured revolving credit facility (“the Facility”) led by ING Capital LLC with initial commitments of $60 million and an accordion feature that provides for expansion of the Facility up to $125 million, subject to customary conditions. As of December 31, 2011, there was $32.6 million outstanding under the Facility.

As of December 31, 2011, we had $1.4 million in cash and cash equivalents. We generated cash from the net proceeds of our initial public offering and the exercise of the underwriters’ over-allotment option. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

We have applied to the Small Business Administration (“SBA”) for a license for Medley SBIC LP to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958.  On November 23, 2011, we received from the SBA a “green light” or “go forth letter” inviting us to continue our application process to obtain a license to form and operate an SBIC subsidiary.  We have received no assurance or indication from the SBA that we will receive a license, or the timeframe in which we would receive a license, should one ultimately be granted.  SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on our balance sheet. As of December 31, 2011 we had no outstanding commitments to fund investments.

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

MCC Advisors receives a base management fee from the Company payable quarterly in arrears, at an annual rate of 1.75% of the Company’s gross assets, including any assets acquired with the proceeds of leverage. MCC Advisors agreed to waive the base management fee payable with respect to cash and cash equivalents held by the Company through December 31, 2011.

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

Revenue Recognition

Our revenue recognition policies are as follows:

Investments and Related Investment Income .. We account for investment transactions on a trade-date basis and interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Origination, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Other fees are capitalized as deferred revenue and recorded into income over the respective period. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in the fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in our consolidated statement of operations.

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

Recent Developments

In January 2012, the Company closed on a $10.0 million investment in the senior secured first lien term loan A and term loan B to Welocalize, Inc. Welocalize, Inc., is headquartered in Frederick, MD, and provides technology-enabled localization services to large multinational clients through a suite of software as a service tools. The first lien term loan A has a variable coupon of LIBOR + 8.0% cash with a 2.0% LIBOR floor, with principal due at maturity in November 2015.  The first lien term loan B has a variable coupon of LIBOR + 9.0% cash with a 2.0% LIBOR floor and 1.25% PIK, with principal due at maturity in November 2015.

On January 31, 2012, the Company closed $25 million of additional commitments to the Facility. Total commitments to the Facility are now $85 million and the accordion feature allows the Company to increase the total commitments under the Facility up to $125 million, subject to customary conditions.

On February 2, 2012, the Company’s board of directors declared a quarterly dividend of $0.28 per share payable on March 15, 2012, to stockholders of record at the close of business on February 24, 2012.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. For the three months ended December 31, 2011, 65.8% of our income-bearing investment portfolio bore interest at fixed rates and 34.2% have a floating interest rate such as LIBOR. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. For the three months ended December 31, 2011, we did not engage in hedging activities.

Item 4: Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings.

Neither we nor our subsidiary is currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A:   Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report Form 10-K filed with the SEC on December 14, 2011 which could materially affect our business, financial condition and/or operating results.  Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3:   Defaults Upon Senior Securities.

None.

Item 4:   Removed and Reserved.

None.

Item 5:   Other Information.

None.

Item 6:   Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Incremental Assumption Agreement, dated as of January 31, 2012, among Medley Capital Corporation, as Borrower, MOF I BDC LLC, as Subsidiary Guarantor, ING Capital LLC, as Administrative Agent, and Barclays Bank PLC, as Assuming Lender
10.2	Incremental Assumption Agreement, dated as of January 31, 2012, among Medley Capital Corporation, as Borrower, MOF I BDC LLC, as Subsidiary Guarantor, ING Capital LLC, as Administrative Agent, and ING Capital LLC, as Increasing Lender
31.1	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 6, 2012	Medley Capital Corporation.

	By	/s/ Brook Taube
Brook Taube Chief Executive Officer (Principal Executive Officer)

Dated: February 6, 2012	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

