Form 10-Q
period 2012-03-31
Medley Capital Corp
filed 2012-05-03
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 3, 2012, the Registrant had 17,320,468 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Financial Statements

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	March 31, 2012	September 30, 2011
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $260,471,103 and $153,268,701, respectively)	$260,364,140	$153,385,565
Affiliated investments (amortized cost of $46,017,715 and $46,087,374, respectively)	45,894,031	45,820,982
Total investments at fair value	306,258,171	199,206,547
Cash and cash equivalents	1,936,861	17,201,643
Interest receivable	2,481,444	1,679,738
Deferred financing costs, net	2,968,110	1,259,382
Other assets	170,254	782,006
Deferred offering costs	182,586	-

Total assets	$313,997,426	$220,129,316

LIABILITIES
Credit facility payable	$50,900,000	$-
Notes payable	40,000,000	-
Management and incentive fees payable, net	2,590,850	1,483,751
Accounts payable and accrued expenses	870,705	626,261
Administrator expenses payable	382,238	346,293
Deferred revenue	42,350	18,648
Interest and fees payable	331,637	1,667
Due to affiliate	79,517	-
Deferred offering costs payable	100,000	-

Total liabilities	$95,297,297	$2,476,620

NET ASSETS
Common stock, par value $.001 per share, 100,000,000 common shares authorized,
17,320,468 and 17,320,468 common shares issued and outstanding, respectively	$17,320	$17,320
Capital in excess of par value	214,509,815	214,509,815
Accumulated undistributed net investment income	4,240,073	3,220,089
Accumulated net realized gain from investments	163,568	55,000
Net change in unrealized depreciation on investments	(230,647)	(149,528)
Total net assets	218,700,129	217,652,696

Total liabilities and net assets	$313,997,426	$220,129,316

NET ASSET VALUE PER SHARE	$12.63	$12.57

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended March 31		For the six months ended March 31
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/Non-affiliated investments	$6,929,546	$1,411,158	$12,467,276	$1,411,158
Affiliated investments	1,534,991	1,126,430	3,089,062	1,126,430
Total interest income	8,464,537	2,537,588	15,556,338	2,537,588
Interest from cash and cash equivalents	889	41,543	2,732	41,543
Other fee income	1,507,914	200,000	2,643,470	200,000
Total investment income	9,973,340	2,779,131	18,202,540	2,779,131

EXPENSES
Base management fees	1,238,679	714,186	2,283,946	714,186
Incentive fees	1,352,171	-	2,558,833	-
Administrator expenses	382,238	190,246	678,484	190,246
Professional fees	340,524	206,688	632,628	234,188
Interest and financing expenses	827,391	-	1,109,417	-
Directors fees	131,125	129,356	246,379	197,183
Insurance	117,405	79,445	221,819	79,445
General and administrative	175,124	48,538	276,827	50,073
Organizational expense	-	92,226	-	92,226
Expenses before management fee waiver	4,564,657	1,460,685	8,008,333	1,557,547
Management fee waiver (See Note 6)	-	(424,692)	(41,126)	(424,692)
Total expenses net of management fee waiver	4,564,657	1,035,993	7,967,207	1,132,855
Net investment income before excise taxes	5,408,683	1,743,138	10,235,333	1,646,276
Excise tax expense	-	-	(35,501)	-
NET INVESTMENT INCOME	5,408,683	1,743,138	10,199,832	1,646,276

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	(2,953)	-	108,568	-
Net change in unrealized appreciation/(depreciation) on investments	432,333	-	(81,119)	-
Net gain on investments	429,380	-	27,449	-

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,838,063	$1,743,138	$10,227,281	$1,646,276

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.34	$0.10	$0.59	$0.10
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.31	$0.10	$0.59	$0.10
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING
- BASIC AND DILUTED (SEE NOTE 10)	17,320,468	17,095,468	17,320,468	17,095,468

DIVIDENDS DECLARED PER COMMON SHARE	$0.28	$-	$0.53	$-

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statement of Changes in Net Assets

	For the six months ended March 31, 2012	For the six months ended March 31, 2011
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$10,199,832	$1,646,276
Net realized gain from investments	108,568	-
Net change in unrealized depreciation on investments	(81,119)	-
Net increase in net assets from operations	10,227,281	1,646,276
SHAREHOLDER DISTRIBUTIONS:
Distributions declared ($0.53 per share)	(9,179,848)	-
Net decrease in net assets from shareholder distributions	(9,179,848)	-
CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net of underwriting costs	-	216,051,889
Offering costs	-	(1,415,162)
Net increase in net assets from capital share transactions	-	214,636,727

Total increase in net assets	1,047,433	216,283,003
Net assets at beginning of period	217,652,696	(92,050)
Net assets at end of period	$218,700,129	$216,190,953

Net asset value per common share	$12.63	$12.48
Common shares outstanding at end of period	17,320,468	17,320,468

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statement of Cash Flows

	For the six months ended March 31, 2012	For the six months ended March 31, 2011
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$10,227,281	$1,646,276
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM
OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(1,549,877)	(507,199)
Net amortization of premium on investments	19,197	39,533
Amortization of deferred financing costs	238,545	-
Net realized gain from investments	(108,568)	-
Net change in unrealized depreciation on investments	81,119	-
Proceeds from sale and redemption of investments	16,279,168	-
Purchase of investments	(121,772,663)	(20,010,054)
(Increase) decrease in operating assets:
Interest receivable	(801,706)	(414,820)
Other assets	611,752	(353,991)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	244,444	376,912
Management and incentive fees payable, net	1,107,099	289,494
Administrator expenses payable	35,945	190,246
Interest and credit facility fees payable	329,970	-
Deferred revenue	23,702	-
Due to affiliate	79,517	94,309
Accrued organizational costs	-	621
NET CASH USED BY OPERATING ACTIVITIES	(94,955,075)	(18,648,673)

Cash flows from financing activities
Repayment of contributed loan	-	(50,000)
Proceeds from issuance of common stock, net of underwriting costs	-	131,101,393
Offering cost paid	(82,586)	(398,729)
Borrowings on debt	101,600,000	-
Paydowns on debt	(10,700,000)	-
Financing cost paid	(1,947,273)	-
Payments of cash dividends	(9,179,848)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	79,690,293	130,652,664

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,264,782)	112,003,991
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,201,643	15,190
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,936,861	$112,019,181

Supplemental Information:
Interest paid during the year	$540,901	$-
Supplemental non-cash information
Paid-in-kind interest income	$1,549,877	$507,199
Net amortization of premium on investments	$(19,197)	$(39,533)
Amortization of deferred financing costs	$(238,545)	$-
Issuance of 5,759,356 shares of common stock in connection with the formation
transaction (See Note 1)	$-	$84,950,496

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

March 31, 2012

(unaudited)

Company (1)	Industry	Interest	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)	LTV (5)
Non-controlled/Non-affiliated Investments - 119.0% (3)
Senior Secured First Lien Term Loans
Welocalize, Inc. (term loan A)	Business Services	10.00% (LIBOR + 8.00%, 2.00% LIBOR Floor)	11/19/2015	$4,678,135	$4,678,135	$4,678,135	2.1%	43.3%
Welocalize, Inc. (term loan B)	Business Services	12.25% (LIBOR + 9.00%, 2.00% LIBOR Floor, 1.25% PIK)	11/19/2015	5,333,143	5,333,143	5,333,143	2.4%	43.3%
BayDelta Maritime LLC (term loan)	Cargo Transport	13.75% (11.25% Cash, 2.50% Deferred)	6/30/2016	6,669,293	6,534,445	6,534,445	2.9%	33.7%
BayDelta Maritime LLC (fee note) (7)	Cargo Transport	14.88% (7)	6/30/2016	250,000	138,535	138,535	0.1%	33.7%
Hilex Poly Co.	Chemicals, Plastics and Rubber	11.25% (LIBOR + 9.25%, 2.00% LIBOR Floor)	11/19/2015	1,626,809	1,626,809	1,626,809	0.7%	43.7%
Flexera Software LLC	Electronics	7.50% (LIBOR + 6.25%, 1.25% LIBOR Floor)	9/30/2017	3,960,000	3,960,000	3,841,200	1.8%	35.0%
Velum Global Credit Management LLC	Finance	15.00%	3/31/2014	15,000,000	15,201,935	15,201,935	7.0%	29.1%
The Great Atlantic & Pacific Tea Company, Inc.	Grocery	11.00% (LIBOR + 9.00%, 2.00% LIBOR Floor)	3/13/2017	8,000,000	8,000,000	8,000,000	3.7%	20.2%
Calloway Laboratories, Inc.	Healthcare, Education and Childcare	15.00% (LIBOR + 11.00% ,1.00% LIBOR Floor, 3.00% PIK)	9/30/2013	20,000,000	20,000,000	20,000,000	9.1%	45.5%
Meridian Behavioral Health, LLC	Healthcare, Education and Childcare	14.00% (12.00% Cash, 2.00% PIK)	11/14/2016	6,046,139	5,537,298	5,854,176	2.7%	31.3%
Renaissance Learning, LLC	Healthcare, Education and Childcare	7.75% (LIBOR + 6.25%, 1.50% LIBOR Floor)	10/19/2017	2,985,000	2,871,723	2,871,723	1.3%	34.3%
Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	13.75%	8/1/2015	6,373,772	6,373,772	5,736,395	2.6%	27.5%
Geneva Wood Fuels LLC (4)	Personal and Nondurable Consumer Products (Manufacturing Only)	15.50% (LIBOR + 13.00%, 2.50% LIBOR Floor)	12/31/2012	7,500,000	7,500,000	7,046,250	3.2%	73.9%
Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	7.00% (1.50% Base + 5.50% Spread)	1/3/2018	3,990,000	3,990,000	3,990,000	1.8%	52.5%
Water Capital USA, Inc.	Structured Finance Securities	14.00% (7.00% Cash, 7.00% PIK)	1/3/2013	23,030,295	23,030,295	23,030,295	10.5%	47.0%
Total Senior Secured First Lien Term Loans				$115,442,586	$114,776,090	$113,883,041
Senior Secured Second Lien Term Loans
Aurora Flight Sciences Corporation	Aerospace & Defense	13.25% (11.25% Cash, 2.00% PIK)	3/16/2014	$15,334,222	$15,334,222	$15,334,222	7.0%	32.6%
Kelley Amerit Holdings, Inc.	Business Services	12.20% (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK)	12/21/2016	9,420,989	9,420,989	9,420,989	4.3%	41.1%
Prestige Industries LLC	Business Services	13.00% (10.00% Cash, 3.00% PIK)	1/31/2017	5,760,960	5,609,277	5,609,277	2.6%	35.8%
YRCW Receivables LLC	Cargo Transport	11.25% (LIBOR + 9.75%, 1.50% LIBOR Floor)	9/30/2014	9,947,505	9,746,673	9,746,673	4.5%	77.3%
Gundle/SLT Environmental, Inc.	Diversified/Conglomerate Manufacturing	13.00% (LIBOR + 9.50% Cash, 1.50% LIBOR Floor, 2.00% PIK)	11/27/2016	3,096,439	3,100,145	3,096,439	1.4%	37.5%
RCS Management Corporation & Specialized Medical Services, Inc.	Diversified/Conglomerate Service	13.00% ( LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)	9/23/2015	17,302,162	17,302,162	17,302,162	7.9%	41.2%
Flexera Software LLC	Electronics	11.00% (LIBOR + 9.75%, 1.25% LIBOR Floor)	9/30/2018	6,000,000	6,000,000	5,640,000	2.6%	50.8%
Renaissance Learning, LLC	Healthcare, Education and Childcare	12.00% (LIBOR + 10.50%, 1.50% LIBOR Floor)	10/19/2018	2,000,000	1,922,862	1,922,862	0.9%	50.0%
Sequel Youth and Family Services LLC	Healthcare, Education and Childcare	14.00%	12/23/2014	10,500,000	10,500,000	10,500,000	4.8%	51.5%
Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	11.00% (1.50% Base + 9.50% Spread)	1/3/2019	6,000,000	6,000,000	5,910,000	2.7%	65.3%
Insight Pharmaceuticals LLC	Personal, Food and Miscellaneous Services	13.25% (LIBOR + 11.75%, 1.50% LIBOR Floor)	8/25/2017	10,000,000	10,000,000	10,000,000	4.6%	66.2%
United Road Towing Inc.	Personal, Food and Miscellaneous Services	13.50% (11.50% Cash, 2.00% PIK)	10/21/2016	15,290,878	15,290,878	15,290,878	7.0%	63.8%
United Restaurant Group L.P.	Restaurant & Franchise	15.24% (LIBOR + 11.50% Cash, 3.50% PIK)	12/31/2016	10,271,556	10,271,556	10,271,556	4.7%	80.8%
Total Senior Secured Second Lien Term Loans				$120,924,711	$120,498,764	$120,045,058
Senior Secured Notes
Tower International, Inc	Automobile	10.63%	9/1/2017	$6,101,000	$6,227,593	$6,227,593	2.8%	37.7%
Tempel Steel Company	Mining, Steel, Iron and Nonprecious Metals	12.00%	8/15/2016	10,000,000	9,783,887	9,783,887	4.5%	56.8%
U.S. Well Services, LLC(9)	Oil and Gas	14.50% (14.50% PIK until 8/15/12, 14.50% cash therafter)	2/15/2017	5,000,000	4,957,037	4,957,037	2.3%	66.5%	(8)
Sizzling Platter LLC	Restaurant & Franchise	12.25%	4/15/2016	3,630,000	3,509,581	3,720,750	1.7%	62.8%
Total Senior Secured Notes				$24,731,000	$24,478,098	$24,689,267
Equity/Warrants
Prestige Industries LLC	Business Services	Warrants to purchase 3.04% of the outstanding common units	1/31/2017	$-	$151,855	$151,855	0.1%	N/A
BayDelta Maritime LLC	Cargo Transport	Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	182,716	0.1%	N/A
Meridian Behavioral Health, LLC	Healthcare, Education and Childcare	Warrants to purchase 8% of the outstanding membership units	11/14/2016	-	536,296	732,203	0.3%	N/A
Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	40 Class B Common Units	-	-	5,000	680,000	0.3%	N/A
Total Common Equity/Warrants				$-	$718,151	$1,746,774
Sub Total Non-controlled/Non-affiliated Investments				$261,098,297	$260,471,103	$260,364,140
Affiliated Investments - 21.0% (3)
Senior Secured First Lien Term Loans
Bennu Glass, Inc. (6)	Containers, Packaging and Glass	15.00%	4/30/2013	$10,000,000	$10,109,383	$10,109,383	4.6%	23.9%
Applied Natural Gas Fuels, Inc. (term loan A) (6)	Oil and Gas	13.00%	3/24/2014	5,000,000	5,000,000	5,169,774	2.4%	27.9%
Applied Natural Gas Fuels, Inc. (term loan B) (6)	Oil and Gas	10.00%	3/24/2014	10,844,251	10,844,251	10,614,874	4.9%	27.9%
Allied Cash Holdings LLC (6)	Structured Finance Securities	15.00%	9/30/2013	20,000,000	20,064,081	20,000,000	9.1%	28.4%
Total Senior Secured First Lien Term Loans				$45,844,251	$46,017,715	$45,894,031
Sub Total Affiliated Investments				$45,844,251	$46,017,715	$45,894,031
Total Investments - 140.0% (3)				$306,942,548	$306,488,818	$306,258,171

(1) All of our investments are domiciled in the United States except for Cymax Stores, Inc. which is domiciled in Canada.
(2) Par amount includes accumulated PIK interest and is net of repayments.
(3) Percentage is based on net assets of $218,700,129 as of March 31, 2012.
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
(8) LTV for U.S. Well Services, LLC is based on December 31, 2012 projections.
(9) Includes non-detachable warrants to purchase 0.88% of the outstanding common membership interests.

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

March 31, 2012

(unaudited)

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

On January 20, 2011, the Company’s shares began trading on the New York Stock Exchange (“NYSE”) under the symbol “MCC.”

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

On January 18, 2011, each of MOF LTD and MOF LP contributed their respective MOF I BDC membership interests to the LLC in exchange for LLC membership interests. As a result, MOF I BDC became a wholly-owned subsidiary of the LLC. As a result of the LLC’s conversion noted above, MOF LTD and MOF LP’s LLC membership interests were exchanged for 5,759,356 shares of the Company’s common stock at $14.75 per share.

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

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement.

Deferred Financing Costs

Financing costs, incurred in connection with our credit facilities and senior notes, are deferred and amortized using the straight line method over the life of the respective facility.

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

MEDLEY CAPITAL CORPORATION Notes to Consolidated Financial Statements (Continued)

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended March 31, 2012, the Company earned $0.8 million and $1.5 million in PIK interest, respectively.

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

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 - Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

MEDLEY CAPITAL CORPORATION Notes to Consolidated Financial Statements (Continued)

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations are discussed in Note 5.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at March 31, 2012. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2011 federal tax year for the Company remains subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of March 31, 2012 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$160,794	52.5%	$159,777	52.2%
Senior Secured Second Lien Term Loans	120,499	39.3	120,045	39.2
Senior Secured Notes	24,478	8.0	24,689	8.0
Equities/Warrants	718	0.2	1,747	0.6
Total	$306,489	100.0%	$306,258	100.0%

The composition of our investments as of September 30, 2011 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$107,757	54.0%	$107,255	53.8%
Senior Secured Second Lien Term Loans	79,901	40.1	79,415	39.9
Senior Secured Notes	11,668	5.9	11,832	5.9
Equities/Warrants	30	0.0	705	0.4
Total	$199,356	100.0%	$199,207	100.0%

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2012 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Structured Finance Securities	$43,030	14.1%
Healthcare, Education and Childcare	41,881	13.7
Personal, Food and Miscellaneous Services	25,291	8.3
Business Services	25,193	8.2
Oil and Gas	20,742	6.8
Diversified/Conglomerate Service	17,302	5.6
Personal and Nondurable Consumer Products (Manufacturing Only)	16,946	5.5
Cargo Transport	16,602	5.4
Aerospace & Defense	15,334	5.0
Finance	15,202	5.0
Restaurant & Franchise	13,992	4.6
Containers, Packaging and Glass	10,109	3.3
Mining, Steel, Iron and Nonprecious Metals	9,784	3.2
Electronics	9,481	3.1
Grocery	8,000	2.6
Home and Office Furnishings, Housewares, and Durable Consumer Products	6,417	2.1
Automobile	6,228	2.0
Diversified/Conglomerate Manufacturing	3,097	1.0
Chemicals, Plastics and Rubber	1,627	0.5
Total	$306,258	100.0%

MEDLEY CAPITAL CORPORATION Notes to Consolidated Financial Statements (Continued)

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

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic location at fair value at March 31, 2012 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Midwest	$104,315	34.1%
Mid-Atlantic	59,378	19.4
West	53,137	17.3
Southeast	32,127	10.5
Northeast	27,046	8.8
Southwest	23,838	7.8
International	6,417	2.1
Total	$306,258	100.0%

MEDLEY CAPITAL CORPORATION Notes to Consolidated Financial Statements (Continued)

The following table shows the portfolio composition by geographic location at fair value at September 30, 2011 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Midwest	$51,591	25.9%
West	45,994	23.1
Mid-Atlantic	35,270	17.7
Southeast	30,500	15.3
Southwest	21,706	10.9
Northeast	7,425	3.7
International	6,721	3.4
Total	$199,207	100.0%

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

MEDLEY CAPITAL CORPORATION Notes to Consolidated Financial Statements (Continued)

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of March 31, 2012 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$159,777	$159,777
Senior Secured Second Lien Term Loans	—	—	120,045	120,045
Senior Secured Notes	—	—	24,689	24,689
Equities/Warrants	—	—	1,747	1,747
Total	$—	$—	$306,258	$306,258

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended March 31, 2012 (dollars in thousands):

	Senior Secured First Lien Loans	Senior Secured Second Lien Loans	Senior Secured Notes	Equities / Warrants	Total
Balance as of September 30, 2011	$107,255	$79,415	$11,832	$705	$199,207
Purchases and other adjustments to cost	17,558	11,365	16,069	—	44,992
Issuance	35,714	41,908	—	688	78,310
Sales	—	—	—	—	—
Settlements	(236)	(12,673)	(3,370)	—	(16,279)
Net change in realized gains (losses) from investments	1	(3)	111	—	109
Net change in unrealized gains (losses)	(515)	33	47	354	(81)
Balance as of March 31, 2012	$159,777	$120,045	$24,689	$1,747	$306,258

MEDLEY CAPITAL CORPORATION Notes to Consolidated Financial Statements (Continued)

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

Net change in unrealized loss included in earnings related to investments still held at reporting date, March 31, 2012 and 2011, was approximately $1.3 million and $0.0 million, respectively.

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

The following table presents the quantitative information about level 3 fair value measurements of our investments, as of March 31, 2012 (dollars in thousands):

	Fair value	Valuation techniques	Unobservable input	Range (weighted average)
Senior secured first lien term loan	$159,777	Market approach	Market yield	7.0% - 18.5% (13.5%)

Senior secured second lien term loan	$120,045	Market approach	Market yield	11.3% - 15.2% (13.2%)

Senior secured notes	$24,689	Market approach	Market yield	10.1% - 14.8% (12.3%)

Equity/Warrants	$1,747	Enterprise valuation analysis	EBITDA multiple(1)	0.3x - 6.0x (3.5x)

 (1) Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

The significant unobservable inputs used in the fair value measurement of the Company’s debt investments are market yields. Significant increases in market yields would result in significantly lower fair value measurements.

The significant unobservable inputs used in the fair value measurement of the Company’s equity/warrants investments are comparable company EBITDA multiples. Significant increases in EBITDA multiples in isolation would result in significantly higher fair value measurements.

MEDLEY CAPITAL CORPORATION Notes to Consolidated Financial Statements (Continued)

Note 5. Borrowings

As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

On August 4, 2011, the Company closed a four-year senior secured revolving credit facility (the “Facility”) led by ING Capital LLC with initial commitments of $60 million and a feature that provides for expansion of the Facility up to $125 million, subject to customary conditions. On January 31, 2012, February 10, 2012 and March 30, 2012, the Company closed $25 million, $15 million and $15 million, respectively, of additional commitments to the Facility. Total commitments to the Facility are now $115 million. The Facility will bear interest at the Company’s option of the Alternate Base Rate + 2.75% per annum or a rate of LIBOR + 3.75% per annum, with a 1% LIBOR floor. The Alternate Base Rate means, for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the federal funds effective rate for such day plus 0.5%, (c) LIBOR for a period of three months plus 1%, and (d) the ABR Floor of 2%. A significant percentage of our total assets have been pledged under the Facility to secure our obligations thereunder. The Facility contains commercially reasonable limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, weighted average life, currency denomination and collateral interests. The Facility also includes certain commercially reasonable requirements relating to portfolio performance, the violation of which could result in the limit of further advances and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder.

On March 21, 2012, the Company issued $40.0 million in aggregate principal amount of 7.125% senior notes that mature on March 30, 2019 (the "Notes") with a 30 day over-allotment option that enables underwriters to purchase up to an additional $6.0 million in aggregate principal amount of notes. As of March 31, 2012, the underwriters did not exercise such option. The Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 30, 2015. The Notes will bear interest at a rate of 7.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol "MCQ".

At March 31, 2012, the carrying amount of our credit facility borrowings approximates the fair value. At March 31, 2012, the carrying amount and fair value of our notes payable was $40.0 million and $40.2 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our credit facility borrowings are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The fair value of our notes, which are publically traded, is based upon closing market quotes as of the measurement date.

As of March 31, 2012, $1.9 million of financing costs related to the Facility and $1.3 million of financing costs related to the Notes have been capitalized and are being amortized over their respective terms. For the six months ended March 31, 2012, we recorded $0.9 million of interest expense and $0.2 million of amortization of deferred financing costs and as of March 31, 2012, there was $50.9 million outstanding under the Facility and $40.0 million in aggregate principal amount of the Notes were outstanding.

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

MEDLEY CAPITAL CORPORATION Notes to Consolidated Financial Statements (Continued)

The base management fee will be calculated at an annual rate of 1.75% of our gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Subsequently, the base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. MCC Advisors agreed to waive the base management fee payable, in the amount of $41,126, with respect to cash and cash equivalents held by the Company through December 31, 2011.

The incentive fee consists of the following two parts:

The first, payable quarterly in arrears is based on our pre-incentive fee net investment income for the immediately preceding calendar quarter and will be 20.0% of the amount, if any, by which our pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our investment adviser receives no incentive fee until our net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up”, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our investment adviser will receive 20% of our pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter including the base management fee, expenses payable under the administration agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation, unrealized capital depreciation or excise tax expense. Since the hurdle rate is fixed, as interest rates rise, it will be easier for the MCC Advisors to surpass the hurdle rate and receive an incentive fee based on net investment income.

The second component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Management Agreement, as of the termination date) and equals 20.0% of our cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments are previously made to the investment adviser.

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

For the three and six month periods ended March 31, 2012, the Company incurred net base management fees payable to MCC Advisors of $1.2 million and $2.3 million, respectively. For the three and six month periods ended March 31, 2012, we incurred $1.4 million and $2.6 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three and six month periods ended March 31, 2011, the Company incurred net base management fees payable to MCC Advisors of $0.3 million and $0.3 million, respectively. The Company incurred no incentive fees for the three and six month periods ended March 31, 2011.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by our administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three and six months ended March 31, 2012, we recognized $0.4 million and $0.7 million in administrator expenses, respectively. For the three and six months ended March 31, 2011, we recognized $0.2 million and $0.2 million in administrator expenses, respectively.

MEDLEY CAPITAL CORPORATION Notes to Consolidated Financial Statements (Continued)

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

The Company holds its investment in Geneva Wood Fuels LLC through a participation agreement with an affiliated entity, which represents 2.3% of the Company’s investments as of March 31, 2012. By virtue of owning loans through a participation agreement, the Company has a contractual relationship with the affiliate, not the borrower. As a result, the Company is subject to the credit risk of the affiliate as well as that of the borrower. As of March 31, 2012, the principal amount related to this loan participation was $7.5 million and for the three and six months ended March 31, 2012 total investment income related to this loan participation was $0.3 million and $0.6 million, respectively.

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

On February 23, 2012, MOF LTD and MOF LP sold 4,406,301 shares of common stock at a price of $11.13 per share. The Company did not receive any of the proceeds of the sale of these shares. As of March 31, 2012, MOF LTD and MOF LP collectively own 946,293 shares of our common stock.

Employees of Medley Capital LLC, an affiliate of the Company, serve as a board member, managing member or senior corporate officers of Bennu Glass, Inc., Velum Global Credit Management LLC and Applied Natural Gas Fuels, Inc.

Note 8. Commitments and Contingencies

As of March 31, 2011, we had commitments under loan and financing agreements to fund up to $8.5 million to two portfolio companies. These commitments are primarily composed of senior secured term loans and preferred equity. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Note 9. Directors Fees

The independent directors receive an annual fee of $35,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and six months ended March 31, 2012, we accrued $0.1 million and $0.2 million for directors’ fees expense, respectively. For the three and six months ended March 31, 2011, we accrued $0.1 million and $0.2 million for directors’ fees expense, respectively.

MEDLEY CAPITAL CORPORATION Notes to Consolidated Financial Statements (Continued)

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended March 31, 2012 (dollars in thousands except share and per share amounts):

Basic and diluted	Three months ended March 31, 2012	Six months ended March 31, 2012
Net increase in net assets from operations	$5,838	$10,227
Weighted average common shares outstanding	17,320,468	17,320,468
Earnings per common share-basic and diluted	$0.34	$0.59

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

MEDLEY CAPITAL CORPORATION Notes to Consolidated Financial Statements (Continued)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended March 31, 2012 and March 31, 2011:

	For the six months ended
	March 31, 2012	March 31, 2011
Per share data:
Net asset value per share at beginning of period	$12.57	$(0.01)

Issuance of common stock, net of underwriting costs	-	12.47
Offering cost	-	(0.08)
Net investment income (1)	0.59	0.10
Net realized gains on investments	0.01	-
Net unrealized appreciation on investments	(0.01)	-
Net increase in net assets	0.59	12.49

Distributions declared from net investment income	(0.53)	-
Distributions declared from net realized capital gains	-	-
Total distributions to stockholders	(0.53)	-

Net asset value at end of period	$12.63	$12.48
Net assets at end of period	$218,700,129	$216,190,953
Shares outstanding at end of period	17,320,468	17,320,468

Per share market value at end of period	$11.27	$12.18
Total return based on market value (2)	17.31%	1.50%
Total return based on net asset value (3)	5.42%	0.77%

Ratio/Supplemental data:
Ratio of net investment income net of management fee waiver to average net assets (4) (6)	9.36%	4.03%
Ratio of operating expenses net of management fee waiver to average net assets (4) (6)	3.95%	2.78%
Ratio of incentive fees to average net assets (4) (6)	2.35%	0.00%
Ratio of credit facility related expenses to average net assets (4) (6)	1.02%	0.00%
Ratio of total expenses net of management fee waiver to average net assets (4) (6)	7.35%	2.78%

Average debt outstanding (5)	$25,157,923	$-
Average debt outstanding per common share	$1.45	$-

(1)	Net investment income excluding management fee waiver equals $0.59 and $0.07 per share for the six months ended March 31, 2012 and March 31, 2011, respectively.
(2)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(3)	Total annual return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(4)	For the six months ended March 31, 2012, excluding the management fee waiver, the ratio of net investment income, operating expenses, incentive fees, credit facility related expenses and total expenses to average net assets is 9.33%, 3.98%, 2.35%, 1.02% and 7.38%, respectively. For the six months ended March 31, 2011, excluding the management fee waiver, the ratio of net investment income, operating expenses, incentive fees, credit facility related expenses and total expenses to average net assets is 2.99%, 3.82%, 0.00%, 0.00% and 3.82%, respectively.
(5)	Based on daily weighted average balance of debt outstanding during the period.
(6)	Ratios are annualized.

Note 12. Dividends

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

The following table summarizes the Company’s dividend declaration and distribution during the six months ended March 31, 2012 (the Company did not declare any dividend payments during the six months ended March 31, 2011):

Date Declared	Record Date	Payment Date	Amount Per Share
11/29/2011	12/15/2011	12/30/2011	$0.25
2/2/2012	2/24/2012	3/15/2012	0.28
			$0.53

MEDLEY CAPITAL CORPORATION Notes to Consolidated Financial Statements (Continued)

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the six months ended March 31, 2012, except as disclosed below.

In April 2012, the Company closed on a $1.3 million investment in senior secured notes to Integra Telecom, Inc. Headquartered in Portland, Oregon, Integra Telecom, Inc. provides enterprise-grade networking, communications and cloud solutions to business and carrier customers across 35 markets in 11 Western states. The loan has a fixed coupon of 10.75%, with principal due at maturity in April 2016.

On May 2, 2012, the Company’s board of directors declared a quarterly dividend of $0.31 per share payable on June 15, 2012, to stockholders of record at the close of business on May 25, 2012.

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

Portfolio and Investment Activity

As of March 31, 2012, our portfolio consisted of investments in 30 portfolio companies with a fair value of approximately $306.3 million. During the three months ended March 31, 2012, we invested $66.0 million in six new portfolio companies and $3.2 million in two existing portfolio companies, and we had $12.9 million in aggregate amount of exits and repayments, resulting in net investments of $56.3 million for the period. During the three months ended March 31, 2011, approximately $84.95 million was contributed to us as part of the formation transaction described above. Additionally, during the three months ended March 31, 2011, we invested $15.0 million in one new portfolio company and $5.0 million in one existing portfolio company.

During the six months ended March 31, 2012, we invested $113.9 million in twelve new portfolio companies and $7.9 million in three existing portfolio companies, and we had $16.3 million in aggregate amount of exits and repayments, resulting in net investments of $105.5 million for the period. During the six months ended March 31, 2011, approximately $84.95 million was contributed to us as part of the formation transaction described above. Additionally, during the six months ended March 31, 2011, we invested $15.0 million in one new portfolio company and $5.0 million in one existing portfolio company.

As of March 31, 2012, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $10.2 million and $10.2 million, and $23.0 million and $23.0 million, respectively, and the Company had approximately $1.9 million of cash and cash equivalents.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of March 31, 2012 (dollars in thousands):

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Senior Secured First Lien Term Loans	$160,794	52.1%	$159,777	51.8%
Senior Secured Second Lien Term Loans	120,499	39.1	120,045	39.0
Senior Secured Notes	24,478	8.0	24,689	8.0
Equities/Warrants	718	0.2	1,747	0.6
Cash and Cash Equivalents	1,937	0.6	1,937	0.6
Total	$308,426	100.0%	$308,195	100.0%

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

As of March 31, 2012, the weighted average loan to value ratio (“LTV”) of our portfolio investments was approximately 45.0%. We believe that the LTV ratio for a portfolio investment is a useful indicator of the riskiness of the portfolio investment, or its likelihood of default. As part of our investment strategy we seek to structure transactions with downside protection and seek LTVs of lower than 65%. We regularly evaluate the LTV of our portfolio investments and believe that LTV is a useful indicator for management and investors.

As of March 31, 2012, our income-bearing investment portfolio, which represented nearly 99.4% of our total portfolio, had a weighted average yield based upon cost on our portfolio investments of approximately 14.5%, and 42.9% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 57.1% bore interest at fixed rates.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2012 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$26,856	8.8%
2	269,131	87.9
3	10,271	3.3
4	—	—
5	—	—
Total	$306,258	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2011 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$—	—%
2	199,207	100.0
3	—	—
4	—	—
5	—	—
Total	$199,207	100.0%

Results of Operations

Operating results for the three and six months ended March 31, 2012 and 2011 are as follows:

	For the three months ended
	March 31, 2012	March 31, 2011
	($ in thousands)
Total investment income	$9,974	$2,779
Total expenses, net	4,565	1,036
Net investment income before excise taxes	5,409	1,743
Excise tax expense	—	—
Net investment income	5,409	1,743
Net realized gains (losses)	(3)	—
Net unrealized gains (losses)	432	—
Net increase in net assets resulting from operations	$5,838	$1,743

	For the six months ended
	March 31, 2012	March 31, 2011
	($ in thousands)
Total investment income	$18,203	$2,779
Total expenses, net	7,967	1,133
Net investment income before excise taxes	10,236	1,646
Excise tax expense	36	—
Net investment income	10,200	1,646
Net realized gains (losses)	108	—
Net unrealized gains (losses)	(81)	—
Net increase in net assets resulting from operations	$10,227	$1,646

Investment Income

For the three and six months ended March 31, 2012, investment income totaled $10.0 million and $18.2 million, respectively, of which $8.5 million and $15.6 million was attributable to portfolio interest and $1.5 million and $2.6 million to other fee income, respectively.

For the three and six months ended March 31, 2011, investment income totaled $2.8 million and $2.8 million, respectively, of which $2.5 million and $2.5 million was attributable to portfolio interest, $0.1 million and $0.1 million to interest earned on cash and cash equivalents and $0.2 million and $0.2 million to other fee income, respectively.

Operating Expenses

Operating expenses for the three and six months ended March 31, 2012 and 2011 are as follows:

	For the three months ended
	March 31, 2012	March 31, 2011
	($ in thousands)
Base management fees	$1,239	$714
Incentive fees	1,352	—
Administrator expenses	382	190
Professional fees	341	207
Interest and financing expenses	827	—
Directors fees	131	129
Insurance	118	79
Organizational expense	—	92
General and administrative	175	50
Expenses before management fee waiver	$4,565	$1,461

	For the six months ended
	March 31, 2012	March 31, 2011
	($ in thousands)
Base management fees	$2,284	$714
Incentive fees	2,559	—
Administrator expenses	678	190
Professional fees	633	235
Interest and financing expenses	1,109	—
Directors fees	246	198
Insurance	222	79
Organizational expense	—	92
General and administrative	277	50
Expenses before management fee waiver	$8,008	$1,558

For the three months ended March 31, 2012, total operating expenses before manager expense waiver and reimbursement increased $3.1 million, or 212.5%, compared to the three months ended March 31, 2011. For the six months ended March 31, 2012, total operating expenses before manager expense waiver and reimbursement increased $6.5 million, or 414.2%, compared to the six months ended March 31, 2011.

Interest and financing expenses were higher in the three and six months ended March 31, 2012 than the three and six months ended March 31, 2011 as a result of the Company closing a four-year senior secured revolving credit facility and issuing $40.0 million in aggregate principal amount of 7.125% senior notes that mature on March 30, 2019.

Excluding interest and financing expenses, expenses increased for both the three and six month period ended March 31, 2012 due to an increase in professional fees, base management fees, incentive fees, administrative service fees, and general administrative expenses as a result of us becoming a public company. Professional fees increased due to higher legal, audit, and valuation services.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and six months ended March 31, 2012, we recognized $2,953 of realized losses and $0.1 million of realized gains, respectively, on our portfolio investments. During the three and six months ended March 31, 2011, we did not recognize any realized gains or losses on our portfolio investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of the Company’s investment portfolio. For the three and six months ended March 31, 2012, we had $0.4 million of unrealized appreciation and $0.1 million of unrealized depreciation, respectively, on portfolio investments. For the three and six months ended March 31, 2011, we had no unrealized appreciation or depreciation on portfolio investments.

Changes in Net Assets from Operations

For the three months ended March 31, 2012, we recorded a net increase in net assets resulting from operations of $5.8 million versus a net increase in net assets resulting from operations of $1.7 million for the three months ended March 31, 2011. The difference is attributable to an increase in total investment income offset by an increase in total operating expenses, resulting from portfolio growth, and an increase in net unrealized appreciation for the three months ended March 31, 2012, as compared to the same period in the prior year. Based on 17,320,468 and 17,095,468 weighted average common shares outstanding for the three months ended March 31, 2012 and March 31, 2011, respectively, our per share net increase in net assets resulting from operations was $0.34 for the three months ended March 31, 2012 versus a per share net increase in net assets from operations of $0.10 for the three months ended March 31, 2011.

For the six months ended March 31, 2012, we recorded a net increase in net assets resulting from operations of $10.2 million versus a net increase in net assets resulting from operations of $1.6 million for the six months ended March 31, 2011. The difference is attributable to an increase in total investment income offset by an increase in total operating expenses, resulting from portfolio growth for the six months ended March 31, 2012, as compared to the same period in the prior year. Based on 17,320,468 and 17,095,468 weighted average common shares outstanding for the three months ended March 31, 2012 and March 31, 2011, respectively, our per share net increase in net assets resulting from operations was $0.59 for the six months ended March 31, 2012 versus a per share net increase in net assets from operations of $0.10 for the six months ended March 31, 2011.

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

On August 4, 2011, the Company closed a four-year senior secured revolving credit facility (the “Facility”) led by ING Capital LLC with initial commitments of $60 million and an accordion feature that provides for expansion of the Facility up to $125 million, subject to customary conditions. On January 31, 2012, February 10, 2012 and March 30, 2012, the Company closed $25 million, $15 million and $15 million, respectively, of additional commitments to the Facility. Total commitments to the Facility are now $115 million. As of March 31, 2012, there was $50.9 million outstanding under the Facility.

On March 21, 2012 the Company issued $40.0 million in aggregate principal amount of 7.125% senior notes that mature on March 30, 2019 (the “Notes”). The Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 30, 2015. The Notes will bear interest at a rate of 7.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MCQ”. As of March 31, 2012, $40.0 million in aggregate principal amount of the Notes were outstanding.

As of March 31, 2012, we had $1.9 million in cash and cash equivalents. We generated cash from the net proceeds of our initial public offering and the exercise of the underwriters’ over-allotment option and the net proceeds of our offering of the Notes. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

We have applied to the Small Business Administration (“SBA”) for a license for Medley SBIC LP to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958.  On March 26, 2012, the application was accepted for filing. The application is expected to be approved within the next six months from the date of acceptance, although there can be no assurance that the SBA will approve the application.  SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

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

On March 27, 2012, we applied for exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. If we receive an exemption for this SBA debt, we would have increased flexibility under the 200% asset coverage test.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on our balance sheet. As of March 31, 2011, we had commitments under loan and financing agreements to fund up to $8.5 million to two portfolio companies. These commitments are primarily composed of senior secured term loans and preferred equity. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

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

On February 2, 2012, the Company’s board of directors declared a quarterly dividend of $0.28 per share payable on March 15, 2012 to stockholders of record at the close of business on February 24, 2012.

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

The investment management agreement also provides that MCC Advisors will be entitled to an incentive fee of 20.0%. The incentive fee consists of two parts: (1) the first component, which is payable quarterly in arrears, will equal 20.0% of the excess, if any, of the pre-incentive fee net investment income over a hurdle rate (2.0% quarterly) and subject to a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our investment adviser receives no incentive fee until our net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up”, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our investment adviser will receive 20% of our pre-incentive fee net investment income as if the hurdle rate did not apply; and (2) the second component, which will be payable in arrears at the end of each calendar year (or upon termination of the investment management agreement, as of the termination date), commencing with the year ending December 31, 2011, will equal 20.0% of our cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the investment adviser.

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

Recent Developments

On January 31, 2012, February 10, 2012 and March 30, 2012, the Company closed $25 million, $15 million and $15 million, respectively, of additional commitments to the Facility. Total commitments to the Facility are now $115 million and the accordion feature allows the Company to increase the total commitments under the Facility up to $125 million, subject to customary conditions.

In April 2012, the Company closed on a $1.3 million investment in senior secured notes to Integra Telecom, Inc. Headquartered in Portland, Oregon, Integra Telecom, Inc. provides enterprise-grade networking, communications and cloud solutions to business and carrier customers across 35 markets in 11 Western states. The loan has a fixed coupon of 10.75%, with principal due at maturity in April 2016.

On May 2, 2012, the Company’s board of directors declared a quarterly dividend of $0.31 per share payable on June 15, 2012, to stockholders of record at the close of business on May 25, 2012.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. For the six months ended March 31, 2012, 57.1% of our income-bearing investment portfolio bore interest at fixed rates and 42.9% have a floating interest rate such as LIBOR. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. For the six months ended March 31, 2012, we did not engage in hedging activities.

Item 4: Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings.

Neither we nor any of our subsidiaries is currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A:   Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K filed with the SEC on December 14, 2011 which could materially affect our business, financial condition and/or operating results.  Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3:   Defaults Upon Senior Securities.

None.

Item 4:   Removed and Reserved.

None.

Item 5:   Other Information.

None.

Item 6:   Exhibits.

EXHIBIT INDEX

Number	Description

4.1	Supplemental Indenture between the Registrant and U.S. Bank National Association, including the form of registered 7.125% Senior Note due 2019, dated March 21, 2012 (corrected)
31.1	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2012	Medley Capital Corporation.

	By	/s/ Brook Taube
Brook Taube Chief Executive Officer (Principal Executive Officer)

Dated: May 3, 2012	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

