Form 10-Q
period 2012-06-30
Medley Capital Corp
filed 2012-08-02
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

OR

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 1-35040

Medley Capital Corporation

(Exact name of registrant as specified in its charter)

Delaware	27-4576073
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 Park Avenue, 33rd Floor

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

As of August 2, 2012, the Registrant had 17,320,468 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Financial Statements

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	June 30, 2012	September 30, 2011
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $356,108,198 and $153,268,701, respectively)	$355,035,060	$153,385,565
Affiliated investments (amortized cost of $8,569,436 and $46,087,374, respectively)	8,058,646	45,820,982
Total investments at fair value	363,093,706	199,206,547
Cash and cash equivalents	3,120,105	17,201,643
Interest receivable	3,277,289	1,679,738
Deferred financing costs, net	2,961,989	1,259,382
Other assets	160,078	782,006
Deferred offering costs	167,628	-

Total assets	$372,780,795	$220,129,316

LIABILITIES
Credit facility payable	$108,700,000	$-
Notes payable	40,000,000	-
Management and incentive fees payable, net	3,050,223	1,483,751
Accounts payable and accrued expenses	988,420	626,261
Administrator expenses payable	395,689	346,293
Deferred revenue	98,428	18,648
Interest and fees payable	1,211,149	1,667
Due to affiliate	81,391	-
Deferred offering costs payable	84,963	-

Total liabilities	$154,610,263	$2,476,620

NET ASSETS
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 17,320,468 and 17,320,468 common shares issued and outstanding, respectively	$17,320	$17,320
Capital in excess of par value	214,509,815	214,509,815
Accumulated undistributed net investment income	5,078,773	3,220,089
Accumulated net realized gain (loss) from investments	148,552	55,000
Net unrealized appreciation (depreciation) on investments	(1,583,928)	(149,528)
Total net assets	218,170,532	217,652,696

Total liabilities and net assets	$372,780,795	$220,129,316

NET ASSET VALUE PER SHARE	$12.60	$12.57

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended June 30		For the nine months ended June 30
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/Non-affiliated investments	$10,179,522	$2,704,988	$23,962,160	$4,116,146
Affiliated investments	239,761	1,538,533	2,013,461	2,664,963
Total interest income	10,419,283	4,243,521	25,975,621	6,781,109
Interest from cash and cash equivalents	781	22,187	3,513	63,730
Other fee income	1,832,307	633,454	4,475,777	833,454
Total investment income	12,252,371	4,899,162	30,454,911	7,678,293

EXPENSES
Base management fees	1,498,212	974,844	3,782,158	1,689,030
Incentive fees	1,552,011	79,785	4,110,844	79,785
Administrator expenses	395,689	329,516	1,074,173	519,762
Professional fees	469,650	131,881	1,102,278	366,069
Interest and financing expenses	1,781,455	-	2,890,872	-
Directors fees	131,125	124,875	377,504	322,058
Insurance	121,506	103,467	343,325	182,912
General and administrative	94,678	23,741	371,505	73,814
Organizational expense	-	-	-	92,226
Expenses before management fee waiver	6,044,326	1,768,109	14,052,659	3,325,656
Management fee waiver (See Note 6)	-	(424,226)	(41,126)	(848,918)
Total expenses net of management fee waiver	6,044,326	1,343,883	14,011,533	2,476,738
Net investment income before excise taxes	6,208,045	3,555,279	16,443,378	5,201,555
Excise tax expense	-	-	(35,501)	-
NET INVESTMENT INCOME	6,208,045	3,555,279	16,407,877	5,201,555

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	(15,016)	55,000	93,552	55,000
Net unrealized appreciation/(depreciation) on investments	(1,353,281)	343,927	(1,434,400)	343,927
Net gain/(loss) on investments	(1,368,297)	398,927	(1,340,848)	398,927

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,839,748	$3,954,206	$15,067,029	$5,600,482

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.28	$0.23	$0.87	$0.33
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.36	$0.21	$0.95	$0.30
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 10)	17,320,468	17,320,468	17,320,468	17,222,642

DIVIDENDS DECLARED PER COMMON SHARE	$0.31	$0.16	$0.84	$0.16

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statement of Changes in Net Assets

	For the nine months ended June 30, 2012	For the nine months ended June 30, 2011
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$16,407,877	$5,201,555
Net realized gain/(loss) from investments	93,552	55,000
Net unrealized appreciation/(depreciation) on investments	(1,434,400)	343,927
Net increase/(decrease) in net assets from operations	15,067,029	5,600,482
SHAREHOLDER DISTRIBUTIONS:
Distributions declared ($0.84 and $0.16 per share, respectively)	(14,549,193)	(2,771,276)
Net increase/(decrease) in net assets from shareholder distributions	(14,549,193)	(2,771,276)
CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net of underwriting costs	-	216,051,889
Offering costs	-	(1,422,948)
Net increase/(decrease) in net assets from capital share transactions	-	214,628,941

Total increase/(decrease) in net assets	517,836	217,458,147
Net assets at beginning of period	217,652,696	(92,050)
Net assets at end of period	$218,170,532	$217,366,097

Net asset value per common share	$12.60	$12.55
Common shares outstanding at end of period	17,320,468	17,320,468

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statement of Cash Flows

	For the nine months ended June 30, 2012	For the nine months ended June 30, 2011
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$15,067,029	$5,600,482
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(2,545,968)	(1,022,209)
Net amortization/accretion of premium (discount) on investments	(23,574)	82,849
Amortization of deferred financing costs	432,836	-
Net realized (gain) loss from investments	(93,552)	(55,000)
Net unrealized (appreciation) depreciation on investments	1,434,400	(343,927)
Proceeds from sale and redemption of investments	26,637,386	2,055,000
Purchase of investments	(189,295,850)	(60,430,348)
(Increase) decrease in operating assets:
Interest receivable	(1,597,551)	(1,296,430)
Other assets	621,928	(244,795)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	-	9,849,932
Accounts payable and accrued expenses	362,159	460,613
Management and incentive fees payable, net	1,566,472	630,403
Administrator expenses payable	49,396	329,516
Interest and credit facility fees payable	1,209,482	-
Deferred revenue	79,780	-
Due to affiliate	81,391	6,689
Accrued organizational costs	-	(92,000)
NET CASH USED BY OPERATING ACTIVITIES	(146,014,236)	(44,469,225)

Cash flows from financing activities
Repayment of contributed loan	-	(50,000)
Proceeds from issuance of common stock, net of underwriting costs	-	131,101,393
Offering cost paid	(82,666)	(1,380,402)
Borrowings under credit facility	119,400,000	-
Repayments of credit facility	(10,700,000)	-
Proceeds from senior notes	40,000,000	-
Financing cost paid	(2,135,443)	-
Payments of cash dividends	(14,549,193)	(2,771,276)
NET CASH PROVIDED BY FINANCING ACTIVITIES	131,932,698	126,899,715

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,081,538)	82,430,490
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,201,643	15,190
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,120,105	$82,445,680

Supplemental Information:
Interest paid during the period	$1,248,554	n/a
Excise tax paid during the period	$35,501	$ n/a
Supplemental non-cash information
Paid-in-kind interest income	$2,545,968	$1,022,209
Net amortization of premium on investments	$23,574	$(82,849)
Amortization of deferred financing costs	$(432,836)	n/a
Issuance of 5,759,356 shares of common stock in connection with the formation transaction (See Note 1)	$-	$84,950,496

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

June 30, 2012

(unaudited)

Company (1)	Industry	Interest	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)	LTV (5) (unaudited)

Non-controlled/Non-affiliated Investments - 162.7% (3)
Senior Secured First Lien Term Loans
Revstone Aero LLC	Aerospace & Defense	15.46% (LIBOR + 12.00% Cash, 3.00% PIK)	6/30/2017	$15,000,000	$14,776,044	$14,776,044	6.8%	50.2%
Revstone Aero LLC (fee note) (7)	Aerospace & Defense	17.38% (7)	6/30/2017	500,000	224,317	224,317	0.1%	50.2%
Welocalize, Inc. (term loan A)	Business Services	10.00% (LIBOR + 8.00%, 2.00% LIBOR Floor)	11/19/2015	4,746,588	4,746,588	4,746,588	2.2%	36.0%
Welocalize, Inc. (term loan B)	Business Services	12.25% (LIBOR + 9.00%, 2.00% LIBOR Floor, 1.25% PIK)	11/19/2015	5,461,263	5,461,263	5,461,263	2.5%	36.0%
BayDelta Maritime LLC (term loan)	Cargo Transport	13.75% (11.25% Cash, 2.50% Deferred)	6/30/2016	6,669,293	6,541,505	6,541,505	2.9%	37.0%
BayDelta Maritime LLC (fee note) (7)	Cargo Transport	14.88% (7)	6/30/2016	250,000	143,507	143,507	0.1%	37.0%
Hilex Poly Co.	Chemicals, Plastics and Rubber	11.25% (LIBOR + 9.25%, 2.00% LIBOR Floor)	11/19/2015	1,576,878	1,576,878	1,576,878	0.7%	35.5%
Bennu Glass, Inc.	Containers, Packaging and Glass	15.00%	4/30/2013	10,000,000	10,087,813	10,000,000	4.6%	21.8%
Flexera Software LLC	Electronics	7.50% (LIBOR + 6.25%, 1.25% LIBOR Floor)	9/30/2017	3,940,000	3,940,000	3,900,601	1.8%	34.9%
Allied Cash Holdings LLC	Finance	15.00%	9/30/2013	17,000,000	17,051,104	17,000,000	7.8%	20.9%
Velum Global Credit Management LLC	Finance	15.00%	3/31/2014	15,000,000	15,183,962	15,183,962	7.0%	29.6%
Water Capital USA, Inc.	Finance	14.00% (7.00% Cash, 7.00% PIK)	1/3/2013	23,437,803	23,437,803	23,437,803	10.7%	52.5%
The Great Atlantic & Pacific Tea Company, Inc.	Grocery	11.00% (LIBOR + 9.00%, 2.00% LIBOR Floor)	3/13/2017	7,980,000	7,980,000	7,980,000	3.7%	11.5%
Calloway Laboratories, Inc.	Healthcare, Education and Childcare	15.00% (LIBOR + 11.00% ,1.00% LIBOR Floor, 3.00% PIK)	9/30/2013	20,157,076	20,157,076	20,157,076	9.2%	46.0%
Meridian Behavioral Health LLC	Healthcare, Education and Childcare	14.00% (12.00% Cash, 2.00% PIK)	11/14/2016	6,076,757	5,585,370	5,983,044	2.7%	30.4%
Renaissance Learning LLC	Healthcare, Education and Childcare	7.75% (LIBOR + 6.25%, 1.50% LIBOR Floor)	10/19/2017	2,977,500	2,869,056	2,869,056	1.3%	35.6%
Applied Natural Gas Fuels, Inc. (term loan A)	Oil and Gas	13.00%	3/24/2014	5,000,000	5,000,000	5,150,286	2.4%	22.9%
Applied Natural Gas Fuels, Inc. (term loan B)	Oil and Gas	10.00%	3/24/2014	10,844,251	10,844,251	10,641,151	4.8%	22.9%
Geneva Wood Fuels LLC (4)	Personal and Nondurable Consumer Products (Manufacturing Only)	15.50% (LIBOR + 13.00%, 2.50% LIBOR Floor)	12/31/2012	7,500,000	7,500,000	7,046,250	3.2%	69.8%
Total Senior Secured First Lien Term Loans				$164,117,409	$163,106,537	$162,819,331
Senior Secured Second Lien Term Loans
Aurora Flight Sciences Corporation	Aerospace & Defense	13.25% (11.25% Cash, 2.00% PIK)	3/16/2014	$15,411,876	$15,411,876	$15,411,876	7.1%	35.0%
Kelley Amerit Holdings, Inc.	Business Services	12.20% (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK)	12/22/2016	9,337,705	9,337,705	9,337,705	4.3%	46.1%
Prestige Industries LLC	Business Services	13.00% (10.00% Cash, 3.00% PIK)	1/31/2017	5,804,758	5,658,605	5,658,605	2.6%	59.8%
YRCW Receivables LLC	Cargo Transport	11.25% (LIBOR + 9.75%, 1.50% LIBOR Floor)	9/30/2014	9,922,512	9,735,768	9,426,390	4.3%	91.8%
RCS Management Corporation & Specialized Medical Services, Inc.	Diversified/Conglomerate Service	13.00% ( LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)	9/23/2015	17,324,040	17,324,040	17,215,783	7.9%	50.6%
Flexera Software LLC	Electronics	11.00% (LIBOR + 9.75%, 1.25% LIBOR Floor)	9/30/2018	6,000,000	6,000,000	5,700,000	2.6%	50.5%
Renaissance Learning LLC	Healthcare, Education and Childcare	12.00% (LIBOR + 10.50%, 1.50% LIBOR Floor)	10/19/2018	2,000,000	1,925,034	1,925,034	0.9%	52.3%
Sequel Youth and Family Services LLC	Healthcare, Education and Childcare	14.00%	12/23/2014	10,500,000	10,500,000	10,710,000	4.9%	42.9%
Caregiver Services, Inc.	Healthcare, Education and Childcare	14.45% (12.45% Cash, 2.00% PIK)	12/29/2017	15,001,667	15,001,667	15,001,667	6.9%	54.6%
Gulf Coast Asphalt Company, Inc.	Oil and Gas	15.50% (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 3.5% PIK)	6/14/2017	11,080,784	11,080,784	11,080,784	5.1%	54.5%
Santa Cruz Nutritional	Personal and Nondurable Consumer Products (Manufacturing Only)	14.50%	5/25/2015	15,000,000	15,000,000	15,000,000	6.9%	47.3%
Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	11.00% (1.50% Base + 9.50% Spread)	1/3/2019	6,000,000	6,000,000	5,933,239	2.7%	64.1%
Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	10.25% (LIBOR + 9.0% Cash, 1.25% LIBOR Floor)	1/3/2019	2,000,000	1,980,173	1,910,985	0.9%	64.1%
Insight Pharmaceuticals LLC	Personal, Food and Miscellaneous Services	13.25% (LIBOR + 11.75%, 1.50% LIBOR Floor)	8/25/2017	10,000,000	10,000,000	10,000,000	4.6%	66.1%
United Road Towing Inc.	Personal, Food and Miscellaneous Services	13.50% (11.50% Cash, 2.00% PIK)	10/21/2016	15,368,312	15,368,312	14,907,263	6.8%	67.3%
United Restaurant Group L.P.	Restaurant & Franchise	15.24% (LIBOR + 11.50% Cash, 3.50% PIK)	12/31/2016	10,362,699	10,362,699	10,044,981	4.6%	70.6%
Total Senior Secured Second Lien Term Loans				$161,114,353	$160,686,663	$159,264,312
Senior Secured Notes
Tower International, Inc.	Automobile	10.63%	9/1/2017	$6,101,000	$6,221,409	$6,375,515	2.9%	43.0%
Tempel Steel Company	Mining, Steel, Iron and Nonprecious Metals	12.00%	8/15/2016	10,000,000	9,791,863	9,600,023	4.4%	69.7%
U.S. Well Services LLC	Oil and Gas	14.50% (14.50% PIK until 8/15/12, 14.50% cash therafter)	2/15/2017	5,000,000	4,958,285	4,958,285	2.3%	15.3%
Sizzling Platter LLC	Restaurant & Franchise	12.25%	4/15/2016	3,630,000	3,524,166	3,757,049	1.7%	47.9%
Integra Telecom, Inc.	Telecommunications	10.75%	4/15/2016	7,250,000	7,106,124	7,026,700	3.2%	86.8%
Total Senior Secured Notes				$31,981,000	$31,601,847	$31,717,572
Equity/Warrants
Prestige Industries LLC	Business Services	Warrants to purchase 3.04% of the outstanding common units	1/31/2017	$-	$151,855	$239,290	0.1%	N/A
BayDelta Maritime LLC	Cargo Transport	Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	210,176	0.1%	N/A
Meridian Behavioral Health LLC	Healthcare, Education and Childcare	Warrants to purchase 8% of the outstanding membership units	11/14/2016	-	536,296	784,379	0.4%	N/A

Company (1)	Industry	Interest	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)	LTV (5) (unaudited)

U.S. Well Services LLC	Oil and Gas	Warrants to purchase 0.88% of the outstanding common membership interests	2/15/2017	-	-	-	0.0%	N/A
Total Common Equity/Warrants				$-	$713,151	$1,233,845
Sub Total Non-controlled/Non-affiliated Investments				$357,212,762	$356,108,198	$355,035,060
Affiliated Investments - 3.7% (3)
Senior Secured First Lien Term Loans
Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	15.00% (10% Cash, 5% PIK)	8/1/2015	$8,489,072	$7,891,282	$7,385,492	3.4%	54.4%
Equity/Warrants
Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	190 Class B Common Units (6)	-	$-	$678,154	$673,154	0.3%	N/A
Sub Total Affiliated Investments				$8,489,072	$8,569,436	$8,058,646

Total Invesmtents - 166.4% (3)				$365,701,834	$364,677,634	$363,093,706

(1) All of our investments are domiciled in the United States except for Cymax Stores, Inc. which is domiciled in Canada.

(2) Par amount includes accumulated PIK interest and is net of repayments.

(3) Percentage is based on net assets of $218,170,532 as of June 30, 2012.

(4) Investment is held via participation agreements with affiliated entities (See note 7).

(5) Loan to value ratio ("LTV") is the amount of total net debt in the portfolio company’s capital structure that is ahead of and through our loan divided by the enterprise value of the portfolio company.

(6) 190 Class B Common Units represent 19% ownership of Cymax Stores, Inc.

(7) Fee note is a zero coupon note, due at the earlier of prepayment or maturity and stated interest rate represents an effective interest rate.

See accompanying notes to consolidated financial statements.

  Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2011

Company (1)	Industry	Interest	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)	LTV (5) (unaudited)

Non-controlled/Non-affiliated Investments - 70.5% (3)
Senior Secured First Lien Term Loans
Water Capital USA, Inc.	Financial - Leasing	14.00% (7.00% Cash, 7.00% PIK)	1/3/2013	$22,227,926	$22,227,926	$22,227,926	10.2%	68.9%
Flexera Software LLC	Computer Programming Services	7.50% (LIBOR + 6.25%, 1.25% LIBOR Floor)	9/30/2017	4,000,000	4,000,000	3,840,000	1.8%	44.7%
Geneva Wood Fuels LLC (4)	Energy	15.50% (LIBOR + 13.00%, 2.50% LIBOR Floor)	12/31/2012	7,500,000	7,500,000	7,424,659	3.4%	64.2%
Velum Global Credit Management LLC	Consumer Financial	15.00%	3/31/2014	15,000,000	15,247,083	15,247,083	7.0%	23.7%
Cymax Stores, Inc.	Home Furniture and Furnishings	13.75% (9.75% Cash, 4.00% PIK until 1/31/12, 13.75% Cash thereafter)	8/1/2015	6,040,736	6,040,736	6,040,736	2.8%	11.6%
BayDelta Maritime LLC (term loan)	Towing & Tugboat Services	13.75% (11.25% Cash, 2.50% Deferred)	6/30/2016	6,669,293	6,524,429	6,524,429	3.0%	54.2%
BayDelta Maritime LLC (fee note) (7)	Towing & Tugboat Services	14.88% (7)	6/30/2016	250,000	129,240	129,240	0.1%	54.2%
Total Senior Secured First Lien Term Loans				$61,687,955	$61,669,414	$61,434,073

Senior Secured Second Lien Term Loans
Aurora Flight Sciences Corporation	Aerospace & Defense	13.25% (11.25% Cash, 2.00% PIK)	3/16/2014	$15,179,244	$15,179,244	$15,179,244	7.0%	36.9%
Flexera Software LLC	Computer Programming Services	11.00% (LIBOR + 9.75%, 1.25% LIBOR Floor)	9/30/2018	6,000,000	6,000,000	5,520,000	2.5%	64.2%
United Road Towing Inc.	Wrecker Service	13.50% (11.50% Cash, 2.00% PIK)	10/21/2016	15,136,339	15,136,339	15,136,339	7.0%	67.1%
Sequel Youth and Family Services LLC	Health Services	14.00%	12/23/2014	10,500,000	10,500,000	10,500,000	4.8%	52.3%
Insight Pharmaceuticals LLC	Pharmaceutical Preparations	13.25% (LIBOR + 11.75%, 1.50% LIBOR Floor)	8/25/2017	10,000,000	10,000,000	10,000,000	4.6%	65.5%
United Restaurant Group L.P.	Restaurant & Retail	15.22% (LIBOR + 11.50% Cash, 3.50% PIK)	12/31/2016	10,090,689	10,090,689	10,090,689	4.6%	63.2%
YRCW Receivables LLC	Trucking	11.25% (LIBOR + 9.75%, 1.50% LIBOR Floor)	9/30/2014	7,000,000	6,945,754	6,945,754	3.2%	68.7%
Gundle/SLT Environmental, Inc.	Unsupported Plastics Film and Sheet	13.00% (LIBOR + 9.50% Cash, 1.50% LIBOR Floor, 2.00% PIK)	11/27/2016	6,042,352	6,049,109	6,042,352	2.8%	53.4%
Total Senior Secured Second Lien Term Loans				$79,948,624	$79,901,135	$79,414,378

Senior Secured Notes
Tempel Steel Company	Metal Stamping	12.00%	8/15/2016	$5,000,000	$4,902,114	$4,902,114	2.2%	61.2%
Sizzling Platter LLC	Restaurant & Retail	12.25%	4/15/2016	7,000,000	6,766,038	6,930,000	3.2%	56.1%
Total Senior Secured Notes				$12,000,000	$11,668,152	$11,832,114

Equity/Warrants
Cymax Stores, Inc.	Home Furniture and Furnishings	40 Class B Common Units	8/1/2015	$-	$5,000	$680,000	0.3%	N/A
BayDelta Maritime LLC	Towing & Tugboat Service	Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	25,000	0.0%	N/A
Total Common Equity/Warrants				$-	$30,000	$705,000

Sub Total Non-controlled/Non-affiliated Investments				$153,636,579	$153,268,701	$153,385,565

Affiliated Investments - 21.0% (3)
Senior Secured First Lien Term Loans
Bennu Glass, Inc. (6)	Manufacturing - Consumer	15.00%	4/30/2013	$10,000,000	$10,157,220	$10,157,220	4.6%	29.8%
Allied Cash Holdings LLC (6)	Consumer Financial	15.00%	6/30/2013	20,000,000	20,085,903	20,000,000	9.2%	32.7%
Applied Natural Gas Fuels, Inc. (term loan A) (6)	Energy Refining	13.00%	3/24/2014	5,000,000	5,000,000	4,943,043	2.3%	37.8%
Applied Natural Gas Fuels, Inc. (term loan B) (6)	Energy Refining	10.00%	3/24/2014	10,844,251	10,844,251	10,720,719	4.9%	37.8%
Total Senior Secured First Lien Term Loans				$45,844,251	$46,087,374	$45,820,982

Sub Total Affiliated Investments				$45,844,251	$46,087,374	$45,820,982

Total Investments - 91.5% (3)				$199,480,830	$199,356,075	$199,206,547

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

See accompanying notes to consolidated financial statements

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012

(unaudited)

Note 1. Organization

Medley Capital Corporation (the “Company”, “we” and “us”) is a non-diversified closed end management investment company incorporated in Delaware that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected and qualified to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are externally managed and advised by our investment adviser, MCC Advisors LLC (“MCC Advisors”) pursuant to an investment management agreement.

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the public offering and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement.

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended June 30, 2012, the Company earned $1.0 million and $2.5 million in PIK interest, respectively.

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

Federal Income Taxes

The Company has elected to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including PIK, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI. For the calendar year ended December 31, 2011, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains and subsequently paid $35,501 in federal excise taxes. There is no provision for federal excise tax accrued at June 30, 2012.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at June 30, 2012. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2011 federal tax year for the Company remains subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of June 30, 2012 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$170,998	46.9%	$170,205	46.9%
Senior Secured Second Lien Term Loans	160,687	44.1	159,264	43.9
Senior Secured Notes	31,602	8.6	31,718	8.7
Equities/Warrants	1,391	0.4	1,907	0.5
Total	$364,678	100.0%	$363,094	100.0%

The composition of our investments as of September 30, 2011 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$107,757	54.0%	$107,255	53.8%
Senior Secured Second Lien Term Loans	79,901	40.1	79,415	39.9
Senior Secured Notes	11,668	5.9	11,832	5.9
Equities/Warrants	30	0.0	705	0.4
Total	$199,356	100.0%	$199,207	100.0%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2012 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Healthcare, Education and Childcare	$57,430	15.8%
Finance	55,622	15.3
Oil and Gas	31,830	8.8
Aerospace & Defense	30,412	8.4
Personal and Nondurable Consumer Products (Manufacturing Only)	29,890	8.2
Business Services	25,443	7.0
Personal, Food and Miscellaneous Services	24,907	6.9
Diversified/Conglomerate Service	17,216	4.8
Cargo Transport	16,322	4.5
Restaurant & Franchise	13,802	3.8
Containers, Packaging and Glass	10,000	2.8
Electronics	9,601	2.6
Mining, Steel, Iron and Nonprecious Metals	9,600	2.6
Home and Office Furnishings, Housewares, and Durable Consumer Products	8,059	2.2
Grocery	7,980	2.2
Telecommunications	7,027	1.9
Automobile	6,376	1.8
Chemicals, Plastics and Rubber	1,577	0.4
Total	$363,094	100.0%

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

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic location at fair value at June 30, 2012 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Midwest	$116,716	32.1%
West	75,454	20.8
Mid-Atlantic	59,543	16.4
Southeast	44,289	12.2
Southwest	31,830	8.8
Northeast	27,203	7.5
International	8,059	2.2
Total	$363,094	100.0%

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following table shows the portfolio composition by geographic location at fair value at September 30, 2011 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Midwest	$51,591	25.9%
West	45,994	23.1
Mid-Atlantic	35,270	17.7
Southeast	30,500	15.3
Southwest	21,706	10.9
Northeast	7,425	3.7
International	6,721	3.4
Total	$199,207	100.0%

Note 4. Fair Value Measurements

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

·	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

·	Level 2 — Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

·	Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of June 30, 2012 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$170,205	$170,205
Senior Secured Second Lien Term Loans	—	—	159,264	159,264
Senior Secured Notes	—	—	31,718	31,718
Equities/Warrants	—	—	1,907	1,907
Total	$—	$—	$363,094	$363,094

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended June 30, 2012 (dollars in thousands):

	Senior Secured First Lien Loans	Senior Secured Second Lien Loans	Senior Secured Notes	Equities / Warrants	Total
Balance as of September 30, 2011	$107,255	$79,415	$11,832	$705	$199,207
Purchases and other adjustments to cost	18,184	13,737	23,193	—	55,114
Issuance	52,420	82,970	—	1,361	136,751
Sales	—	—	—	—	—
Settlements	(7,352)	(15,915)	(3,370)	—	(26,637)
Net realized gains (losses) from investments	(11)	(7)	111	—	93
Net change in unrealized gains (losses)	(291)	(936)	(48)	(159)	(1,434)
Balance as of June 30, 2012	$170,205	$159,264	$31,718	$1,907	$363,094

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended June 30, 2011 (dollars in thousands):

	Senior Secured First Lien Loans	Senior Secured Second Lien Loans	Senior Secured Notes	Warrants	Total
Balance as of September 30, 2010	$—	$—	$—	$—	$—
Purchases and other adjustments to cost	97,373	40,162	8,760	25	146,320
Sales and redemptions	—	—	(2,055)	—	(2,055)
Net realized gains (losses) from investments	—	—	55	—	55
Net change in unrealized gains (losses)	—	—	344	—	344
Balance as of June 30, 2011	$97,373	$40,162	$7,104	$25	$144,664

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

Net change in unrealized loss included in earnings related to investments still held at reporting date, June 30, 2012 and 2011, was approximately $1.7 million and $0.1 million, respectively.

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

The following table presents the quantitative information about level 3 fair value measurements of our investments, as of June 30, 2012 (dollars in thousands):

	Fair value	Valuation techniques	Unobservable input	Range (weighted average)
Senior secured first lien term loan	$170,205	Market approach	Market yield	7.7% - 21.2% (14.2%)

Senior secured second lien term loan	$159,264	Market approach	Market yield	11.3% - 16.3% (13.7%)

Senior secured notes	$31,718	Market approach	Market yield	9.5% - 14.8% (12.2%)

Equity/Warrants	$1,907	Enterprise valuation analysis	EBITDA multiple (1)	0.2x – 5.6x (3.3x)

Total	$363,094

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

On August 4, 2011, the Company closed a four-year senior secured revolving credit facility (the “Facility”) led by ING Capital LLC with initial commitments of $60 million and a feature that provides for expansion of the Facility up to $125 million, subject to customary conditions. On January 31, 2012, February 10, 2012, March 30, 2012 and May 3, 2012 the Company closed $25 million, $15 million, $15 million and $10 million respectively, of additional commitments to the Facility. Total commitments to the Facility are now $125 million. The Facility will bear interest at the Company’s option of the Alternate Base Rate + 2.75% per annum or a rate of LIBOR + 3.75% per annum, with a 1% LIBOR floor. The Alternate Base Rate means, for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the federal funds effective rate for such day plus 0.5%, (c) LIBOR for a period of three months plus 1%, and (d) the ABR Floor of 2%. In addition to the stated interest expense Facility, the Company is required to pay a commitment fee of between 0.50% and 1.00% depending on the usage level on any unused portion of the Facility. A significant percentage of our total assets have been pledged under the Facility to secure our obligations thereunder. The Facility contains commercially reasonable limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, weighted average life, currency denomination and collateral interests. The Facility also includes certain commercially reasonable requirements relating to portfolio performance, the violation of which could result in the limit of further advances and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

On March 21, 2012, the Company issued $40.0 million in aggregate principal amount of 7.125% senior notes that mature on March 30, 2019 (the "Notes"). The Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 30, 2015. The Notes bear interest at a rate of 7.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol "MCQ".

At June 30, 2012 , the carrying amount of our credit facility borrowings approximates the fair value. At June 30, 2012, the carrying amount and fair value of our notes payable was $40.0 million and $40.1 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our credit facility borrowings are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The fair value of our notes, which are publicly traded, is based upon closing market quotes as of the measurement date.

As of June 30, 2012, $2.0 million of financing costs related to the Facility and $1.5 million of financing costs related to the Notes have been capitalized and are being amortized over their respective terms. For the nine months ended June 30, 2012, we recorded $2.9 million of interest and financing expenses, of which $1.3 million was attributable to interest related to the Facility, $0.4 million to commitment fees related to the Facility, $0.8 million to interest related to the Notes and $0.4 million of amortization of deferred financing costs. As of June 30, 2012, there was $108.7 million outstanding under the Facility and $40.0 million in aggregate principal amount of the Notes were outstanding. For the nine months ended June 30, 2012, we had a weighted average stated interest rate of 4.9% and weighted average outstanding debt balance of $35.5 million related to the Facility.

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

For the three and nine month periods ended June 30, 2012, the Company incurred net base management fees payable to MCC Advisors of $1.5 million and $3.7 million, respectively. For the three and nine month periods ended June 30, 2012, we incurred $1.6 million and $4.1 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three and nine months ended June 30, 2011, the Company incurred net base management fees payable to MCC Advisors of $0.6 million and $0.8 million, respectively. For the three and nine months ended June 30, 2011, the Company incurred $79,785 and $79,785 of incentive fees, respectively, of which $11,000 and $11,000 was attributable to cumulative aggregate realized capital gains and $68,785 and $68,785 was attributable to provisional incentive fees taking into account unrealized gains or losses, respectively.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by our administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three and nine months ended June 30, 2012, we recognized $0.4 million and $1.1 million in administrator expenses, respectively. For the three and nine months ended June 30, 2011, we recognized $0.3 million and $0.5 million in administrator expenses, respectively.

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

The Company holds its investment in Geneva Wood Fuels LLC through a participation agreement with an affiliated entity, which represents 1.9% of the Company’s investments as of June 30, 2012. By virtue of owning loans through a participation agreement, the Company has a contractual relationship with the affiliate, not the borrower. As a result, the Company is subject to the credit risk of the affiliate as well as that of the borrower. As of June 30, 2012, the principal amount related to this loan participation was $7.5 million and for the three and nine months ended June 30, 2012 total investment income related to this loan participation was $0.3 million and $0.9 million, respectively.

Due to Affiliate

Due to affiliate consists of certain general and administrative expenses paid by an affiliate on behalf of the company.

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

On February 23, 2012, MOF LTD and MOF LP sold 4,406,301 shares of common stock at a price of $11.13 per share. The Company did not receive any of the proceeds of the sale of these shares. In April and May 2012, MOF LTD and MOF LP distributed the remaining 946,293 shares of common stock to their investors and as of June 30, 2012, MOF LTD and MOF LP collectively no longer own shares of our common stock.

Employees of Medley Capital LLC, an affiliate of the Company, serve as a board member, managing member or senior corporate officer of Bennu Glass, Inc., Velum Global Credit Management LLC and Applied Natural Gas Fuels, Inc.

Note 8. Commitments and Contingencies

As of June 30, 2012, we had commitments under loan and financing agreements to fund up to $12.3 million to three portfolio companies. These commitments are primarily composed of senior secured term loans and preferred equity. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Note 9. Directors Fees

The independent directors receive an annual fee of $35,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and nine months ended June 30, 2012, we accrued $0.1 million and $0.4 million for directors’ fees expense, respectively. For the three and nine months ended June 30, 2011, we accrued $0.1 million and $0.3 million for directors’ fees expense, respectively.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended June 30, 2012 (dollars in thousands except share and per share amounts):

Basic and diluted	Three months ended June 30, 2012	Nine months ended June 30, 2012
Net increase in net assets from operations	$4,840	$15,067
Weighted average common shares outstanding	17,320,468	17,320,468
Earnings per common share-basic and diluted	$0.28	$0.87

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended June 30, 2011(dollars in thousands except share and per share amounts):

Basic and diluted	Three months ended June 30, 2011	Nine months ended June 30, 2011
Net increase in net assets from operations	$3,954	$5,600
Weighted average common shares outstanding	17,320,468	17,222,642
Earnings per common share-basic and diluted	$0.23	$0.33

Note 11. Financial Highlights

The following is a schedule of financial highlights for the nine months ended June 30, 2012 and June 30, 2011:

	For the nine months ended
	June 30, 2012	June 30, 2011
Per share data:
Net asset value per share at beginning of period	$12.57	$(0.01)

Issuance of common stock, net of underwriting costs	-	12.47
Offering cost	-	(0.08)
Net investment income (1)	0.95	0.30
Net realized gains on investments	0.00	0.01
Net unrealized appreciation/(depreciation) on investments	(0.08)	0.02
Net increase in net assets	0.87	12.72

Distributions declared from net investment income	(0.84)	(0.16)
Distributions declared from net realized capital gains	-	-
Total distributions to stockholders	(0.84)	(0.16)

Net asset value at end of period	$12.60	$12.55
Net assets at end of period	$218,170,532	$217,366,097
Shares outstanding at end of period	17,320,468	17,320,468

Per share market value at end of period	$12.04	$11.74
Total return based on market value (2)	28.73%	(0.83)%
Total return based on net asset value (3)	8.03%	3.90%

Ratio/Supplemental data:
Ratio of net investment income net of management fee waiver to average net assets (4) (7)	10.05%	5.50%
Ratio of operating expenses net of management fee waiver to average net assets (4) (7)	4.29%	2.53%
Ratio of incentive fees to average net assets (4) (7)	2.52%	0.08%
Ratio of credit facility related expenses to average net assets (4) (7)	1.77%	0.00%
Ratio of total expenses net of management fee waiver to average net assets (4) (7)	8.60%	2.62%

Average debt outstanding (5)	$50,345,620	$-
Average debt outstanding per common share	$2.91	$-
Asset coverage ratio per unit (6)	2,467	n/a
Average market value per unit
Credit facility	n/a (8)	n/a (8)
Senior notes	$24.96	n/a

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(1)	Net investment income excluding management fee waiver based on total common stock outstanding equals $0.94 and $0.25 per share for the nine months ended June 30, 2012 and June 30, 2011, respectively.
(2)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(3)	Total annual return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(4)	For the nine months ended June 30, 2012, excluding the management fee waiver, the ratio of net investment income, operating expenses, incentive fees, credit facility related expenses and total expenses to average net assets is 10.03%, 4.32%, 2.52%, 1.77% and 8.63%, respectively. For the nine months ended June 30, 2011, excluding the management fee waiver, the ratio of net investment income, operating expenses, incentive fees and total expenses to average net assets is 4.60%, 3.43%, 0.08% and 3.52%, respectively.
(5)	Based on daily weighted average balance of debt outstanding during the period.
(6)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(7)	Ratios are annualized.
(8)	The credit facility is not registered for public trading.

Note 12. Dividends

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by our board of directors.

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend or other distribution, each stockholder that has not “opted out” of our dividend reinvestment plan will have its dividends automatically reinvested in additional shares of our common stock rather than receiving cash dividends. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions.

The following table summarizes the Company’s dividend declaration and distribution during the nine months ended June 30, 2012 and 2011:

Date Declared	Record Date	Payment Date	Amount Per Share

Nine months ended June 30, 2012
11/29/2011	12/15/2011	12/30/2011	$0.25
2/2/2012	2/24/2012	3/15/2012	0.28
5/2/2012	5/25/2012	6/15/2012	0.31
			$0.84

Date Declared	Record Date	Payment Date	Amount Per Share

Nine months ended June 30, 2011
5/11/2011	6/1/2011	6/15/2011	$0.16
			$0.16

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the nine months ended June 30, 2012, except as disclosed below.

In August 2012, the Company closed on a $10.9 million investment in senior secured second lien term loan to Brantley Transportation, LLC. Headquartered in Monahans, Texas, Brantley Transportation, LLC is a leading provider of mission-critical transportation services to energy producers and drilling companies in the upstream and midstream energy markets. The loan has a variable coupon of LIBOR + 10.0% cash with a 1.5% LIBOR floor and 2.5% PIK, with principal due at maturity in August 2017.

On August 1, 2012, the Company’s board of directors declared a quarterly dividend of $0.36 per share payable on September 14, 2012, to stockholders of record at the close of business on August 24, 2012.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

·	the introduction, withdrawal, success and timing of business initiatives and strategies;

·	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes in the value of our assets;

·	the relative and absolute investment performance and operations of our investment adviser;

·	the impact of increased competition;

·	the impact of future acquisitions and divestitures;

·	our business prospects and the prospects of our portfolio companies;

·	limitations on entering into transactions with our affiliates in the absence of regulatory relief;

·	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or MCC Advisors LLC (“MCC Advisors”);

·	our contractual arrangements and relationships with third parties;

·	any future financings by us;

·	the ability of MCC Advisors to attract and retain highly talented professionals;

·	fluctuations in foreign currency exchange rates;

·	the impact of changes to tax legislation and, generally, our tax position; and

·	the unfavorable resolution of legal proceedings.

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

Overview

We are an externally-managed, non-diversified closed-end management investment company that filed an election to be regulated as a BDC under the 1940 Act. In addition, we have elected and qualified to be treated for U.S. federal income tax purposes, as a regulated investment company (“RIC”), under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Revenues

We generate revenue in the form of interest income on the debt that we hold and capital gains, if any, on warrants or other equity interests that we may acquire in portfolio companies. We invest our assets primarily in privately held companies with enterprise or asset values between $25 million and $250 million and focus on investment sizes of $10 million to $50 million. We believe that pursuing opportunities of this size offers several benefits including reduced competition, a larger investment opportunity set and the ability to minimize the impact of financial intermediaries. We expect our debt investments to bear interest at either a fixed or floating rate. Interest on debt will be payable generally either monthly or quarterly. In some cases our debt investments may provide for a portion of the interest to be paid-in-kind (“PIK”). To the extent interest is PIK, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation. The principal amount of the debt and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance or investment management services and possibly consulting fees. Any such fees will be generated in connection with our investments and recognized as earned.

Expenses

Our primary operating expenses include the payment of investment management fees and overhead expenses, including our allocable portion of our administrator’s overhead under the administration agreement. Our investment management fees compensate our investment adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

·	our organization;

·	calculating our NAV (including the cost and expenses of any independent valuation firms);

·	expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

·	interest payable on debt, if any, incurred to finance our investments;

·	the costs of all future offerings of common stock and other securities, if any;

·	the base management fee and any incentive fee;

·	distributions on our shares;

·	administration fees payable under our administration agreement;

·	the allocated costs incurred by our administrator in providing managerial assistance to those portfolio companies that request it;

·	amounts payable to third parties relating to, or associated with, making investments;

·	transfer agent and custodial fees;

·	registration fees and listing fees;

·	U.S. federal, state and local taxes;

·	independent director fees and expenses;

·	costs of preparing and filing reports or other documents with the SEC;

·	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

·	our fidelity bond;

·	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

·	indemnification payments;

·	direct costs and expenses of administration, including audit and legal costs; and

·	all other expenses reasonably incurred by us or our administrator in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs (including travel expenses).

Portfolio and Investment Activity

As of June 30, 2012, our portfolio consisted of investments in 34 portfolio companies with a fair value of approximately $363.1 million. During the three months ended June 30, 2012, we invested $63.2 million in five new portfolio companies and $4.3 million in three existing portfolio companies, and we had $10.3 million in aggregate amount of exits and repayments, resulting in net investments of $57.2 million for the period. During the three months ended June 30, 2011, we invested $40.4 million in five new portfolio companies and had $2.0 million in aggregate amount of exits and repayments, resulting in net investments of $38.4 million for the period.

During the nine months ended June 30, 2012, we invested $177.0 million in seventeen new portfolio companies and $12.3 million in five existing portfolio companies, and we had $26.6 million in aggregate amount of exits and repayments, resulting in net investments of $162.7 million for the period. During the nine months ended June 30, 2011, approximately $84.95 million was contributed to us as part of the formation transaction described above. Additionally, during the nine months ended June 30, 2011, we invested $55.4 million in six new portfolio companies and $5.0 million in one existing portfolio company, and we had $2.0 million in aggregate amount of exits and repayments, resulting in net investments of $58.4 million for the period.

As of June 30, 2012, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $10.7 million and $10.7 million, and $23.4 million and $23.4 million, respectively, and the Company had approximately $3.1 million of cash and cash equivalents.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of June 30, 2012 (dollars in thousands):

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Senior Secured First Lien Term Loans	$170,998	46.5%	$170,205	46.5%
Senior Secured Second Lien Term Loans	160,687	43.7	159,264	43.5
Senior Secured Notes	31,602	8.6	31,718	8.7
Equities/Warrants	1,391	0.4	1,907	0.5
Cash and Cash Equivalents	3,120	0.8	3,120	0.8
Total	$367,798	100.0%	$366,214	100.0%

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

As of June 30, 2012, the weighted average loan to value ratio (“LTV”) of our portfolio investments was approximately 47.5%. We believe that the LTV ratio for a portfolio investment is a useful indicator of the riskiness of the portfolio investment, or its likelihood of default. As part of our investment strategy we seek to structure transactions with downside protection and seek LTVs of lower than 65%. We regularly evaluate the LTV of our portfolio investments and believe that LTV is a useful indicator for management and investors.

As of June 30, 2012, our income-bearing investment portfolio, which represented nearly 99.5% of our total portfolio, had a weighted average yield based upon cost on our portfolio investments of approximately 14.3%, and 41.9% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 58.1% bore interest at fixed rates.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2012 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$23,895	6.6%
2	321,095	88.4
3	18,104	5.0
4	—	—
5	—	—
Total	$363,094	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2011 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$—	—%
2	199,207	100.0
3	—	—
4	—	—
5	—	—
Total	$199,207	100.0%

Results of Operations

Operating results for the three and nine months ended June 30, 2012 and 2011 are as follows:

	For the three months ended
	June 30, 2012	June 30, 2011
	($ in thousands)
Total investment income	$12,252	$4,899
Total expenses, net	6,044	1,344
Net investment income before excise taxes	6,208	3,555
Excise tax expense	—	—
Net investment income	6,208	3,555
Net realized gains (losses)	(15)	55
Net unrealized gains (losses)	(1,353)	344
Net increase in net assets resulting from operations	$4,840	$3,954

	For the nine months ended
	June 30, 2012	June 30, 2011
	($ in thousands)
Total investment income	$30,455	$7,678
Total expenses, net	14,011	2,477
Net investment income before excise taxes	16,444	5,201
Excise tax expense	36	—
Net investment income	16,408	5,201
Net realized gains (losses)	93	55
Net unrealized gains (losses)	(1,434)	344
Net increase in net assets resulting from operations	$15,067	$5,600

Investment Income

For the three and nine months ended June 30, 2012, investment income totaled $12.3 million and $30.5 million, respectively, of which $10.4 million and $26.0 million was attributable to portfolio interest and $1.9 million and $4.5 million to other fee income, respectively.

For the three and nine months ended June 30, 2011, investment income totaled $4.9 million and $7.7 million, respectively, of which $4.2 million and $6.8 million was attributable to portfolio interest, $0.1 million and $0.1 million to interest earned on cash and cash equivalents and $0.6 million and $0.8 million to other fee income, respectively.

Operating Expenses

Operating expenses for the three and nine months ended June 30, 2012 and 2011 are as follows:

	For the three months ended
	June 30, 2012	June 30, 2011
	($ in thousands)
Base management fees	$1,498	$975
Incentive fees	1,552	80
Administrator expenses	396	329
Professional fees	470	132
Interest and financing expenses	1,781	—
Directors fees	131	125
Insurance	121	103
Organizational expense	—	—
General and administrative	95	24
Expenses before management fee waiver	$6,044	$1,768

	For the nine months ended
	June 30, 2012	June 30, 2011
	($ in thousands)
Base management fees	$3,782	$1,689
Incentive fees	4,111	80
Administrator expenses	1,074	520
Professional fees	1,102	366
Interest and financing expenses	2,891	—
Directors fees	378	322
Insurance	343	183
Organizational expense	—	92
General and administrative	372	74
Expenses before management fee waiver	$14,053	$3,326

For the three months ended June 30, 2012, total operating expenses before manager expense waiver and reimbursement increased $4.3 million, or 241.9%, compared to the three months ended June 30, 2011. For the nine months ended June 30, 2012, total operating expenses before manager expense waiver and reimbursement increased $10.7 million, or 322.6%, compared to the nine months ended June 30, 2011.

Interest and financing expenses were higher in the three and nine months ended June 30, 2012 than the three and nine months ended June 30, 2011 as a result of the Company closing a four-year senior secured revolving credit facility and issuing $40.0 million in aggregate principal amount of 7.125% senior notes that mature on March 30, 2019.

Excluding interest and financing expenses, expenses increased for both the three and nine month period ended June 30, 2012 due to an increase in professional fees, base management fees, incentive fees, administrative service fees, and general administrative expenses as a result of us becoming a public company. Professional fees increased due to higher legal, audit, and valuation services.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and nine months ended June 30, 2012, we recognized $15,016 of realized losses and $0.1 million of realized gains, respectively, on our portfolio investments. During the three and nine months ended June 30, 2011, we recognized $55,000 and $55,000 of realized gains on our portfolio investments, respectively.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of the Company’s investment portfolio. For the three and nine months ended June 30, 2012, we had $1.4 million and $1.4 million of unrealized depreciation, respectively, on portfolio investments. For the three and nine months ended June 30, 2011, we had $0.3 million and $0.3 million of unrealized appreciation on portfolio investments, respectively.

Changes in Net Assets from Operations

For the three months ended June 30, 2012, we recorded a net increase in net assets resulting from operations of $4.8 million versus a net increase in net assets resulting from operations of $4.0 million for the three months ended June 30, 2011. The difference is attributable to an increase in total investment income offset by an increase in total operating expenses, resulting from portfolio growth and an increase in net unrealized depreciation for the three months ended June 30, 2012, as compared to the same period in the prior year. Based on 17,320,468 and 17,320,468 weighted average common shares outstanding for the three months ended June 30, 2012 and June 30, 2011, respectively, our per share net increase in net assets resulting from operations was $0.28 for the three months ended June 30, 2012 versus a per share net increase in net assets from operations of $0.23 for the three months ended June 30, 2011.

For the nine months ended June 30, 2012, we recorded a net increase in net assets resulting from operations of $15.1 million versus a net increase in net assets resulting from operations of $5.6 million for the nine months ended June 30, 2011 The difference is attributable to an increase in total investment income offset by an increase in total operating expenses, resulting from portfolio growth and an increase in net unrealized depreciation for the nine months ended June 30, 2012, as compared to the same period in the prior year. Based on 17,320,468 and 17,222,642 weighted average common shares outstanding for the nine months ended June 30, 2012 and June 30, 2011, respectively, our per share net increase in net assets resulting from operations was $0.87 for the nine months ended June 30, 2012 versus a per share net increase in net assets from operations of $0.33 for the nine months ended June 30, 2011.

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

On August 4, 2011, the Company closed a four-year senior secured revolving credit facility (the “Facility”) led by ING Capital LLC with initial commitments of $60 million and an accordion feature that provides for expansion of the Facility up to $125 million, subject to customary conditions. On January 31, 2012, February 10, 2012, March 30, 2012 and May 3, 2012 the Company closed $25 million, $15 million, $15 million and $10 million respectively, of additional commitments to the Facility. Total commitments to the Facility are now $125 million. As of June 30, 2012, there was $108.7 million outstanding under the Facility.

On March 21, 2012 the Company issued $40.0 million in aggregate principal amount of 7.125% senior notes that mature on March 30, 2019 (the “Notes”). The Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after March 30, 2015. The Notes will bear interest at a rate of 7.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MCQ”. As of June 30, 2012, $40.0 million in aggregate principal amount of the Notes were outstanding.

As of June 30, 2012, we had $3.1 million in cash and cash equivalents. We generated cash from the net proceeds of our initial public offering and the exercise of the underwriters’ over-allotment option and the net proceeds of our offering of the Notes. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on our balance sheet. As of June 30, 2012, we had commitments under loan and financing agreements to fund up to $12.3 million to three portfolio companies. These commitments are primarily composed of senior secured term loans and preferred equity. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

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

Related Party Transactions

Concurrent with the pricing of our initial public offering, we entered into a number of business relationships with affiliated or related parties, including the following:

·	We entered into an investment management agreement with MCC Advisors. Mr. Brook Taube, our chairman and chief executive officer, is a managing partner and senior portfolio manager of MCC Advisors, and Mr. Seth Taube and Mr. Andrew Fentress, two of our directors, are managing partners of MCC Advisors.

·	MCC Advisors provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our administration agreement. We reimburse MCC Advisors for the allocable portion (subject to the review and approval of our board of directors) of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs.

·	We have entered into a license agreement with Medley Capital LLC, pursuant to which Medley Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Medley.”

·	Certain affiliates of MCC Advisors, Medley Capital LLC, their respective affiliates and some of their employees purchased in the initial public offering an aggregate of 833,333 shares of common stock at the initial public offering price per share of $12.00. We received the full proceeds from the sale of these shares, and no underwriting discounts or commissions were paid in respect of these shares.

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

With respect to investments for which market quotations are not readily available, our board of directors will undertake a multi-step valuation process each quarter, as described below:

·	Our quarterly valuation process begins with each investment being initially valued by the investment professionals responsible for monitoring the portfolio investment.

·	Preliminary valuation conclusions are then documented and discussed with senior management.

·	At least twice annually, the valuation for each portfolio investment is reviewed by an independent valuation firm.

·	The audit committee of our board of directors reviews the preliminary valuations of the investment professionals, senior management and independent valuation firms.

·	Our board of directors discusses the valuations and determines the fair value of each investment in our portfolio in good faith based on the input of MCC Advisors, the respective independent valuation firms and the audit committee.

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

Recent Developments

On May 3, 2012, the Company closed a $10 million additional commitment to the Facility. The Facility is now fully committed with $125 million of total commitments.

In August 2012, the Company closed on a $10.9 million investment in senior secured second lien term loan to Brantley Transportation, LLC. Headquartered in Monahans, Texas, Brantley Transportation, LLC is a leading provider of mission-critical transportation services to energy producers and drilling companies in the upstream and midstream energy markets. The loan has a variable coupon of LIBOR + 10.0% cash with a 1.5% LIBOR floor and 2.5% PIK, with principal due at maturity in August 2017.

On August 1, 2012, the Company’s board of directors declared a quarterly dividend of $0.36 per share payable on September 14, 2012, to stockholders of record at the close of business on August 24, 2012.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. For the nine months ended June 30, 2012, 58.1% of our income-bearing investment portfolio bore interest at fixed rates and 41.9% have a floating interest rate such as LIBOR. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the nine months ended June 30, 2012, we did not engage in hedging activities.

Item 4: Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Dated: August 2, 2012	Medley Capital Corporation.

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

Dated: August 2, 2012	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)

