Form 10-K
period 2012-09-30
Medley Capital Corp
filed 2012-12-10
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 1-35040

MEDLEY CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-4576073
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

375 Park Avenue, 33rd Floor, New York, NY 10152	10152
(Address of Principal Executive Offices)	(Zip Code)

(212) 759-0777

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The New York Stock Exchange
7.125% Senior Notes due 2019	The New York Stock Exchange

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

Large accelerated filer ☐          Accelerated filer ☒        Non-accelerated filer ☐       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of March 30, 2012 was $179,679,582. The Registrant had 17,320,468 shares of common stock, $0.001 par value, outstanding as of December 7, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended September 30, 2012.

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

Item 1.      Business

GENERAL

Medley Capital Corporation is a non-diversified closed end management investment company incorporated in Delaware that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011.  The Company has elected and qualified to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our first taxable year as a corporation, and we intend to operate in a manner so as to maintain our RIC tax treatment. As a RIC, we generally will not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders if we meet certain source-of-income, distribution and asset diversification requirements.  We are externally managed and advised by our investment adviser, MCC Advisors, pursuant to an investment management agreement.

The Company’s investment objective is to generate current income and capital appreciation by lending directly to privately-held middle market companies to help these companies fund acquisitions, growth initiatives and working capital requirements or in connection with recapitalizations or other refinancing transactions.  The Company’s investment portfolio generally consists of senior secured first lien loans and senior secured second lien loans.  In connection with many of our investments, we receive warrants or other equity participation features which we believe increases the total investment returns.

Our investment activities are managed by our investment adviser, MCC Advisors. MCC Advisors is an affiliate of Medley and has offices in New York and San Francisco.  MCC Advisors is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.  MCC Advisors’ team draws on its expertise in lending to predominantly privately-held borrowers in a range of sectors, including industrials, transportation, energy and natural resources, financials and real estate.  In addition, MCC Advisors seeks to diversify our portfolio of loans by company type, asset type, transaction size, industry and geography.

The members of our management, Brook Taube, Seth Taube and Andrew Fentress, also serve as the principals of MCC Advisors (“Principals”) and have worked together for the past ten years, during which time they have focused on implementing their private debt strategy. We believe that MCC Advisors’ disciplined and consistent approach to origination, portfolio construction and risk management should allow it to continue to achieve compelling risk-adjusted returns for Medley Capital.

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

As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing.

On June 9, 2011, we formed Medley SBIC LP, a wholly owned subsidiary of ours. We have applied to the Small Business Administration (the “SBA”) for a license for Medley SBIC LP to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. On November 23, 2011, we received a “green light” or “go forth letter” from the SBA inviting us to continue our application process to obtain a license to form and operate an SBIC subsidiary. On March 26, 2012, our application was accepted for filing. We have received no assurance or indication from the SBA that we will receive a license, or the timeframe in which we would receive a license, should one ultimately be granted. In addition, we have received exemptive relief from the Securities and Exchange Commission, or SEC, to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act in the event that our SBIC subsidiary receives an SBIC license from the SBA.

Our principal executive office is located at 375 Park Avenue, 33rd Floor, New York 10152 and our telephone number is (212) 759-0777.

Formation Transaction

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

Investment Process Overview

We view our investment process as consisting of three distinct phases described below:

Sourcing and Origination. MCC Advisors sources investment opportunities through access to a network of contacts developed in the financial services and related industries by Medley. It is their responsibility to identify specific opportunities, to refine opportunities through rigorous due diligence of the underlying facts and circumstances while remaining flexible and responsive to client’s needs. With a total of 28 investment professionals in the New York and San Francisco offices involved in sourcing and origination, each investment professional is able to maintain long-standing relationships and responsibility for a specified market. These origination efforts attract hundreds of proposals quarterly from lower middle market and middle market companies.

An investment pipeline is maintained to manage all prospective investment opportunities and is reviewed weekly by the Investment Committee of MCC Advisors (“Investment Committee”). The purpose of the investment pipeline, which is comprised of all prospective investment opportunities at various stages of due diligence and approval, is to evaluate, monitor and approve all of our investments, subject to the oversight of our Investment Committee.

Credit Evaluation. We utilize a systematic, consistent approach to credit evaluation developed by Medley, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider include: (i) strong and resilient underlying business fundamentals; (ii) a substantial equity cushion in the form of capital ranking junior in the right of payment to our investment; (iii) sophisticated management teams with a minimum operating history of two years; (iv) a conclusion that overall downside risk is manageable; (v) asset-backed companies that provide collateral support in the form of accounts receivable, inventory, machinery, equipment, real estate, IP and other assets; and (vi) absent a requirement for future financing beyond the proposed commitment.  The first review of an opportunity is conducted using the above-mentioned criteria to determine if the opportunity meets MCC Advisors general investment criteria.  The next three reviews performed by the Investment Committee include the following: (1) an early read memo, (2) Investment Committee update, and (3) Investment Committee approval memo. MCC Advisors maintains a rigorous in-house due diligence process.  Prior to making each investment, MCC Advisors subjects each potential portfolio company to an extensive credit review process, including analysis of market and operational dynamics as well as both historical and projected financial information. Areas of additional focus include management or sponsor experience, industry and competitive dynamics, and tangible asset values.  Background checks and tax compliance checks are required on all portfolio company management teams and influential operators.

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

Monitoring. MCC Advisors views active portfolio monitoring as a vital part of our investment process. MCC Advisors utilizes a proprietary portfolio monitoring system, Asset Management System (“AMS”), which maintains a centralized, dynamic electronic reporting system which houses, organizes and archives all portfolio data by investment.  This is the primary system that tracks all changes to investment terms and conditions. AMS produces a report for each investment within the portfolio by summarizing the investment’s general information, terms and structure, financial performance, covenant package, history of events and call notes.  Each month, the previous month reports are archived and an updated report is created. This feature enables MCC Advisors to track the history of every investment, while maintaining access to the most recent reporting information available, ensuring accurate reporting of the investment.

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

Some loss of principal is expected.

Investment Committee

The purpose of the Investment Committee, which is comprised of Brook Taube, Seth Taube and Andrew Fentress, is to evaluate and approve all of our investments. The investment committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The Investment Committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

Each transaction is presented to the Investment Committee in a formal written report. All of our new investments and the exit or sale of an existing investment must be approved unanimously by the Investment Committee. In certain instances, our board of directors may also determine that its approval is required prior to the making of an investment.

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

We structure our investments, which typically have maturities of three to seven years, as follows:

Senior Secured First Lien Term Loans.  We structure these investments as senior secured loans.  We obtain security interests in the assets of the portfolio companies that serve as collateral in support of the repayment of such loans.  This collateral may take the form of first-priority liens on the assets of the portfolio company borrower.  Our senior secured loans may provide for amortization of principal with the majority of the amortization due at maturity.

Senior Secured Second Lien Term Loans.  We structure these investments as junior, secured loans. We obtain security interests in the assets of these portfolio companies that serves as collateral in support of the repayment of such loans. This collateral may take the form of second-priority liens on the assets of a portfolio company. These loans typically provide for amortization of principal in the initial years of the loans, with the majority of the amortization due at maturity.

Senior Secured Notes.  We structure these investments as senior secured loans. We obtain security interests in the assets of these portfolio companies that serves as collateral in support of the repayment of such loans. This collateral may take the form of priority liens on the assets of a portfolio company. These loans typically have interest-only payments (often representing a combination of cash pay and payment-in-kind, or PIK interest), with amortization of principal due at maturity. PIK interest represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term and recorded as interest income on an accrual basis to the extent such amounts are expected to be collected.

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

Unitranche Loans.  We structure our unitranche loans as senior secured loans.  We obtain security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company.  Unitranche loans typically provide for amortization of principal in the initial years of the loans, with the majority of the amortization due at maturity.

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

We expect to hold most of our investments to maturity or repayment, but we may realize or sell some of our investments earlier if a liquidity event occurs, such as a sale or recapitalization transaction, or the worsening of the credit quality of the portfolio company.

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

Competition

Our primary competitors to provide financing to private and middle-market companies are public and private funds, commercial and investment banks, commercial finance companies, other BDCs, small business investment companies (“SBIC”) and private equity and hedge funds. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our favorable RIC tax status.

Employees

We do not have any employees. Our day-to-day investment operations are managed by our investment adviser. Our investment adviser employs a total of 28 investment professionals, including its principals. In addition, we reimburse our administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, including the compensation of our chief financial officer and chief compliance officer, and their staff.

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

INVESTMENTS

We have built a diverse portfolio that includes senior secured first lien term loans, senior secured second lien term loans, unitranche, senior secured notes, senior subordinated notes and warrants and minority equity securities by investing approximately $10 million to $50 million of capital, on average, in the securities of middle-market companies.

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2012 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Healthcare, Education and Childcare	$59,974	14.9%
Oil and Gas	35,345	8.8
Finance	33,438	8.3
Leisure, Amusement, Motion Pictures, Entertainment	31,780	7.9
Aerospace & Defense	30,626	7.6
Personal and Nondurable Consumer Products (Manufacturing Only)	29,786	7.4
Business Services	25,095	6.2
Personal, Food and Miscellaneous Services	24,997	6.2
Diversified/Conglomerate Service	19,347	4.8
Mining, Steel, Iron and Nonprecious Metals	16,755	4.2
Restaurant & Franchise	14,003	3.5
Cargo Transport	11,858	3.0
Containers, Packaging and Glass	10,000	2.5
Electronics	9,740	2.4
Hotels, Motels, Inns and Gaming	9,510	2.4
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8,662	2.2
Home and Office Furnishings, Housewares, and Durable Consumer Products	8,208	2.0
Grocery	7,960	2.0
Telecommunications	7,114	1.8
Automobile	6,217	1.5
Chemicals, Plastics and Rubber	1,534	0.4
Total	$401,949	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2011. The September 30, 2011 industry groupings have been modified to conform with the September 30, 2012 industry groups (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Finance	$57,475	28.9%
Personal, Food and Miscellaneous Services	25,136	12.6
Restaurant & Franchise	17,021	8.5
Oil and Gas	15,664	7.9
Aerospace & Defense	15,179	7.6
Cargo Transport	13,625	6.8
Healthcare, Education and Childcare	10,500	5.3
Containers, Packaging and Glass	10,157	5.1
Electronics	9,360	4.7
Personal and Nondurable Consumer Products (Manufacturing Only)	7,425	3.7
Home and Office Furnishings, Housewares, and Durable Consumer Products	6,721	3.4
Diversified/Conglomerate Manufacturing	6,042	3.0
Mining, Steel, Iron and Nonprecious Metals	4,902	2.5
Total	$199,207	100.0%

The following table sets forth certain information as of September 30, 2012 for each portfolio company in which we had an investment. Other than these investments, our only formal relationships with our portfolio companies are the managerial assistance that we provide upon request and the board observer or participation rights we may receive in connection with our investment. Medley Capital owns equity interests in BayDelta Maritime LLC, Calloway Laboratories, Inc., Cymax Stores, Inc., Meridian Behavioral Health LLC, Modern VideoFilm, Inc., Prestige Industries LLC and U.S. Well Services LLC and employees of Medley serve as a board member, managing member or senior corporate officers of Bennu Glass, Inc. and Velum Global Credit Management LLC.

Name of Portfolio Company	Sector	Security Owned by Us(1)	Maturity	Interest Rate(2)	Principal Due at Maturity	Fair Value	LTV(3)	Percentage of Net Assets
American Gaming Systems LLC	Hotels, Motels, Inns and Gaming	Senior Secured First Lien Term Loans	8/15/2016	11.50%	$9,509,615.00	$9,509,615.00	68.0%	3.3%
Atkore International, Inc.	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Notes	1/1/2018	9.88%	5,000,000.00	4,875,000.00	61.1%	1.7%
Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loans	3/16/2014	13.25%	15,490,782.00	15,490,782.00	28.3%	5.3%
BayDelta Maritime LLC	Cargo Transport	Senior Secured First Lien Term Loans	6/30/2016	13.75%	6,669,293.00	6,669,293.00	28.6%	2.3%
BayDelta Maritime LLC	Cargo Transport	Fee Note	6/30/2016	14.88%	250,000.00	148,611.00	28.6%	0.1%
BayDelta Maritime LLC	Cargo Transport	Warrants	6/30/2016	N/A	-	216,387.00	N/A	0.1%
Bennu Glass, Inc.	Containers, Packaging and Glass	Senior Secured First Lien Term Loans	4/30/2013	15.00%	10,000,000.00	10,000,000.00	27.1%	3.4%
Brantley Transportation LLC	Oil and Gas	Senior Secured First Lien Term Loans	8/2/2017	14.00%	10,920,360.00	10,920,360.00	70.3%	3.8%
Calloway Laboratories, Inc.	Healthcare, Education and Childcare	Senior Secured First Lien Term Loans	9/30/2014	12.00%	19,034,912.00	18,736,889.00	84.3%	6.5%
Calloway Laboratories, Inc.	Healthcare, Education and Childcare	Senior Secured First Lien Term Loans	9/30/2014	12.00%	1,006,117.00	1,006,117.00	84.3%	0.3%
Calloway Laboratories, Inc.	Healthcare, Education and Childcare	Warrants	9/30/2014	N/A	-	68,433.00	N/A	-
Caregiver Services, Inc.	Healthcare, Education and Childcare	Senior Secured Second Lien Term Loans	12/29/2017	14.45%	15,053,384.00	15,053,384.00	61.7%	5.2%
Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loans	8/1/2015	15.00%	8,562,329.00	7,534,852.00	45.4%	2.6%
Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	-	N/A	-	673,154.00	N/A	0.2%
Exide Technologies	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured Notes	2/1/2018	8.63%	10,000,000.00	8,662,500.00	49.0%	3.0%
Flexera Software LLC	Electronics	Senior Secured First Lien Term Loans	9/30/2017	7.50%	3,920,000.00	3,920,000.00	36.9%	1.3%
Flexera Software LLC	Electronics	Senior Secured Second Lien Term Loans	9/30/2018	11.00%	6,000,000.00	5,819,983.00	53.1%	2.0%
Geneva Wood Fuels LLC	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loans	12/31/2012	15.50%	7,500,000.00	6,937,502.00	60.5%	2.4%
Gulf Coast Asphalt Company, Inc.	Oil and Gas	Senior Secured Second Lien Term Loans	6/14/2017	15.50%	11,180,191.00	11,180,191.00	48.3%	3.9%
Hilex Poly Co.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loans	11/19/2015	11.25%	1,533,848.00	1,533,848.00	33.2%	0.5%
Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loans	1/3/2019	11.00%	6,000,000.00	5,935,052.00	63.3%	2.0%
Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loans	1/3/2019	10.25%	2,000,000.00	1,913,402.00	63.3%	0.7%
Insight Pharmaceuticals LLC	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loans	8/25/2017	13.25%	10,000,000.00	10,000,000.00	62.2%	3.4%
Integra Telecom, Inc.	Telecommunications	Senior Secured Notes	4/15/2016	10.75%	7,250,000.00	7,113,784.00	61.7%	2.5%
Kelley Amerit Holdings, Inc.	Business Services	Senior Secured Second Lien Term Loans	12/22/2016	12.20%	9,242,940.00	9,242,940.00	48.9%	3.2%
Meridian Behavioral Health LLC (Term Loan A)	Healthcare, Education and Childcare	Senior Secured First Lien Term Loans	11/14/2016	14.00%	6,107,870.00	6,199,931.00	38.7%	2.1%
Meridian Behavioral Health LLC	Healthcare, Education and Childcare	Warrants	11/14/2016	N/A	-	786,118.00	N/A	0.3%
Meridian Behavioral Health LLC (Term Loan B)	Healthcare, Education and Childcare	Senior Secured First Lien Term Loans	11/14/2016	12.00%	3,000,000.00	2,830,434.00	38.7%	1.0%
Modern VideoFilm, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loans	9/25/2017	13.50%	16,000,000.00	15,522,547.00	58.3%	5.4%
Modern VideoFilm, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Warrants	9/25/2017	N/A	-	480,000.00	N/A	0.2%
Prestige Industries LLC	Business Services	Senior Secured Second Lien Term Loans	1/31/2017	13.00%	5,849,374.00	5,537,365.00	72.3%	1.9%
Prestige Industries LLC	Business Services	Warrants	1/31/2017	N/A	-	119,406.00	N/A	-
RCS Management Corporation & Specialized Medical Services, Inc.	Diversified/Conglomerate Service	Senior Secured Second Lien Term Loans	9/23/2015	13.00%	19,346,687.00	19,346,687.00	49.3%	6.7%
Renaissance Learning LLC	Healthcare, Education and Childcare	Senior Secured First Lien Term Loans	10/19/2017	7.75%	2,970,000.00	2,865,919.00	31.9%	1.0%
Renaissance Learning LLC	Healthcare, Education and Childcare	Senior Secured Second Lien Term Loans	10/19/2018	12.00%	2,000,000.00	1,927,002.00	46.8%	0.7%
Revstone Aero LLC	Aerospace & Defense	Senior Secured First Lien Term Loans	6/30/2017	15.46%	15,117,806.00	14,901,459.00	63.4%	5.2%
Revstone Aero LLC	Aerospace & Defense	Fee Note	6/30/2017	17.38%	500,000.00	233,561.00	63.4%	0.1%
Santa Cruz Nutritional	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loans	5/25/2015	14.50%	15,000,000.00	15,000,000.00	48.6%	5.2%
Sequel Youth and Family Services LLC	Healthcare, Education and Childcare	Senior Secured Second Lien Term Loans	12/23/2014	14.00%	10,500,000.00	10,500,000.00	42.6%	3.6%
Sizzling Platter LLC	Restaurant & Franchise	Senior Secured Notes	4/15/2016	12.25%	3,630,000.00	3,757,050.00	55.8%	1.3%
Strike Holdings LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loans	8/31/2017	13.00%	15,777,126.00	15,777,126.00	50.6%	5.4%
Tempel Steel Company	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Notes	8/15/2016	12.00%	12,000,000.00	11,879,995.00	66.1%	4.1%
The Great Atlantic & Pacific Tea Company, Inc.	Grocery	Senior Secured First Lien Term Loans	3/13/2017	11.00%	7,960,000.00	7,960,000.00	15.5%	2.8%
Tower International, Inc.	Automobile	Senior Secured Notes	9/1/2017	10.63%	6,101,000.00	6,216,916.00	48.3%	2.1%
U.S. Well Services LLC	Oil and Gas	Senior Secured Notes	2/15/2017	14.50%	13,393,941.00	13,244,727.00	49.0%	4.6%
U.S. Well Services LLC	Oil and Gas	Warrants	2/15/2017	N/A	-	-	N/A	-
United Restaurant Group L.P.	Restaurant & Franchise	Senior Secured Second Lien Term Loans	12/31/2016	15.24%	10,455,664.00	10,246,510.00	64.6%	3.5%
United Road Towing Inc.	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loans	10/21/2016	15.00%	15,421,293.00	14,997,196.00	80.5%	5.2%
Velum Global Credit Management LLC	Finance	Senior Secured First Lien Term Loans	3/31/2014	15.00%	10,000,000.00	10,000,000.00	23.1%	3.5%
Water Capital USA, Inc.	Finance	Senior Secured First Lien Term Loans	1/3/2013	14.00%	23,437,803.00	23,437,803.00	35.6%	8.1%
Welocalize, Inc. (term loan A)	Business Services	Senior Secured First Lien Term Loans	11/19/2015	10.00%	4,716,740.00	4,716,740.00	32.5%	1.6%
Welocalize, Inc. (term loan B)	Business Services	Senior Secured First Lien Term Loans	11/19/2015	12.25%	5,478,728.00	5,478,728.00	32.5%	1.9%
YRCW Receivables LLC	Cargo Transport	Senior Secured Second Lien Term Loans	9/30/2014	11.25%	4,897,519.00	4,824,064.00	75.2%	1.7%
Total Portfolio Investments					$405,785,322.00	$401,949,363.00		138.9%

1	Affiliates own certain equity interests as discussed above.
2	All interest is payable in cash and all LIBOR represents 30-day LIBOR unless otherwise indicated. For each debt investment we have provided the current interest rate as of September 30, 2012.
3	Weighted average loan to value ratio (“LTV”).

As of September 30, 2012, the weighted average loan to value ratio (“LTV”) of our portfolio investments was approximately 52.3%. We believe that the LTV ratio for a portfolio investment is a useful indicator of the riskiness of the portfolio investment, or its likelihood of default. As part of our investment strategy we seek to structure transactions with downside protection and seek LTVs of lower than 65%. We regularly evaluate the LTV of our portfolio investments and believe that LTV is a useful indicator for management and investors.

As of September 30, 2012, the weighted average yield based upon original cost on our portfolio investments was approximately 14.3%, and 45.2% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 54.8% bore interest at fixed rates. The weighted average yield on income producing investments is computed based upon a combination of the cash flows to date and the contractual interest payments, principal amortization and fee notes due at maturity without giving effect to closing fees received, base management fees, incentive fees or general fund related expenses. Each floating rate loan uses LIBOR as its floating rate index. For each floating rate loan, the projected fixed-rate equivalent coupon rate used to forecast the interest cash flows was calculated by adding the interest rate spread specified in the relevant loan document to the fixed-rate equivalent LIBOR rate, duration-matched to the specific loan, adjusted by the LIBOR floor and/or cap in place on that loan.

Overview of Portfolio Companies

Set forth below is a brief description of the business of our portfolio companies as of September 30, 2012.

Portfolio Company	Brief Description of Portfolio Company

American Gaming Systems LLC	American Gaming Systems, owned by Alpine Investors, is a leading manufacturer and operator of electronic gaming machines. AGS designs and develops proprietary and licensed server-based video games (primarily slot machines) with an installed base of over 7,400 gaming machines throughout the United States. The Company has significant market share in the Native American class II casino market with over 7,400 installed slot machines in operation in 14 states and is the largest participant in the Oklahoma video machine market.

Atkore International, Inc.	Atkore International, established in 1959 and headquartered in Harvey, Illinois, is a global manufacturer of fabricated steel tubes and pipes, pre-wired armored cables, cable management systems and metal framing systems. Atkore operates 24 manufacturing facilities and 15 distribution facilities, strategically located (mostly in the mid-west) near raw material (steel) suppliers and customers.

Aurora Flight Sciences Corporation	Aurora Flight Sciences Corporation designs and manufactures unmanned aircraft systems and components for use in research, defense and homeland security.

Bay Delta Maritime LLC	Bay Delta Maritime LLC is a leading provider of required and regulated tugboat services in the San Francisco Bay. The Company provides ship escorts, assists and towing services to petroleum tankers and other vessels. Container ships and oil tankers are required by maritime law to utilize the Company’s services in the San Francisco Bay, thus creating a strong base of demand.

Bennu Glass, Inc.	Bennu Glass, Inc. owns and operates a glass bottling facility in Kalama, WA, capable of producing nine million cases of high quality wine bottles per year for wineries in Oregon, Washington and California.

Brantley Transportation LLC	Brantley Transportation, based in Monahans, Texas, was founded more than 50 years ago and is a leading provider of mission-critical transportation services to energy producers and drilling companies in the upstream and midstream energy markets. Brantley leverages an available fleet of thirty-six trucks, fifty-two trailers, cranes and related specialized heavy equipment to provide its customers with customized services involving drilling rig transportation and field services, which includes the disassembly, transportation, and reassembly of drilling rigs and related equipment as well as production services.

Calloway Laboratories, Inc.	Calloway is a leading clinical toxicology laboratory specializing in urine drug testing for pain care patients and substance abuse centers in the US. Founded in 2003 and based in Woburn, MA, the Company employs over 500 people nationally and annually processes over 500,000 urine samples from over 1,000 clients. The Company has distinguished itself as a specialty provider in the lab toxicology sector given its “high-touch” service model which features the efforts of 200 trained field service representatives that assist in sample collection and processing.

Caregiver Services, Inc.	Caregiver Services (”CSI”), headquartered in Miami, FL, is the largest nurse registry in the United States. CSI manages a network of 6,700 non-skilled and skilled caregivers under the CSI brand. With sixteen branch office locations throughout Florida and two in Middle Tennessee, CSI maintains a strong regional presence. CSI is licensed in 47 counties throughout Florida and five counties in Middle Tennessee, representing 82% and 30% of those states’ caregiver populations, respectively. In addition to its registry business, CSI also provides services through its home health agency and PPEC program.

Cymax Stores, Inc.	Cymax Stores, Inc., headquartered in Vancouver, Canada, operates as an online retailer of furniture, home appliances, accessories and small electronic items. Cymax operates ~10 domains and 150 active micro -sites across these categories with 100+ blue-chip vendor relationships, 100+ brands and 26,000+ SKUs.

Exide Technologies	Exide is one of the world’s largest lead-acid battery companies in the world. The Company has 2 business segments: (i) Transportation batteries (62%) that include starting, lighting, and ignition batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles and (ii) Industrial Energy (38%) that supplies both motive power (57.4%) and network power (42.6%) applications. Exide operates 33 manufacturing plants, including 24 battery plants, in 11 countries located across the US, Europe, Australia and India.

Flexera Software LLC	Flexera Software LLC is the market leader in application usage management software. The Company’s software enables software producers, device manufacturers and software buyers to install, track, monitor and manage application usage to maximize value, optimize usage and ensure continuous compliance.

Geneva Wood Fuels LLC	Geneva Wood Fuels LLC is one of the largest wood pellet manufacturers in New England. It owns and operates a 119,000 ton per year facility that produces high quality wood pellets distributed to residential customers in Maine, New Hampshire, Vermont and Massachusetts.

Gulf Coast Asphalt Company, Inc.	Gulf Coast Asphalt Company is a midstream provider of storage, blending and logistical services for asphalt and other fuels in the Gulf of Mexico. Founded in 1994 and based in Houston, TX, the Company owns and operates a terminal and blending facility in Mobile, AL, with a current capacity of 1.4M barrels.

Hilex Poly Co.	Hilex Poly Co LLC, headquartered in Hartsville, SC, is a manufacturer of carry-out plastic grocery bags in the United States. The Company produces bags primarily for high-volume retail stores, grocery and convenience stores and quick service restaurants. Hilex operates the only closed-loop recycling operation for T-shirt bags in the U.S., processing over 40M pounds of waste product per year and is at the forefront of environmental trends with innovative green packaging products.

Hoffmaster Group, Inc.	Hoffmaster is a leading North American designer, manufacturer and supplier of decorated, premium disposable tableware (including napkins, plates, table covers and placemats). The Company maintains a niche in custom and seasonal products and its decorated and colorful tableware provide attractive and affordable alternatives to non-descript and low quality disposable tableware. The Company holds the #1 or #2 market position in nearly all of its core product segments through its line of leading brand names.

Insight Pharmaceuticals LLC	Insight Pharmaceuticals LLC is a leading marketer and distributor of branded over-the-counter pharmaceutical products with a broad platform of over 30 unique brands.

Integra Telecom, Inc.	Integra Telecom is a regional fiber-based local exchange carrier that provides integrated communication services across 35 metropolitan areas in 11 states of the Western US. Integra owns (directly or under IRU) a fiber optic network with over 8,000 route miles of fiber, consisting of 3,000 route miles of metro fiber and 5,000 route miles of long haul fiber. Within its metro network, Integra has direct fiber connection to approximately 1,847 locations.

Kelley Amerit Holdings, Inc.	Kelly-Amerit Fleet Services is the largest exclusive provider of fleet service maintenance services in the U.S. to Fortune 20 clients. Based in Walnut Creek, CA, the Company has 1,300 employees and operates 470 garages throughout the U.S. The Company is the exclusive provider of fleet services to three of the top seven vehicle fleets in the U.S. and has secured long-term contracts with AT&T, Verizon and Pepsi that involve high customer switching costs.

Meridian Behavioral Health LLC	Meridian Behavioral Health is a leading provider of high acuity chemical dependency treatments in the state of Minnesota. The Company was founded in 1988, is based in Minneapolis, MN and operates 14 behavioral treatment centers, offering both inpatient and outpatient programs. The Company provides daily treatments to approximately 140 patients in its residential programs (represents a utilization rate of over 90%), 700 patients are enrolled in its outpatient programs and ~650 patients receive treatments at its methadone clinic per day.

Modern VideoFilm, Inc.	Modern VideoFilm is a Burbank, California based provider of content creation and content management services for the film, television and digital content industries. MVF’s primary services are content management (61% of revenue) and content creation (39% of revenue). Through these services, the Company provides various critical post-production services to large film and TV studios, including editing, formatting, color correction, mastering, restoration, encoding, digitization in connection with the delivery and distribution of feature films and television shows.

Prestige Industries LLC	Presitge Industries is the largest provider of premium commercial laundry services to the hospitality industry in the New York Tri-State area, operating a network of 3 strategically located laundry facilities. The Company offers its customers a full suite of laundry services including: (i) terry & linen, (ii) food & beverage, (iii) valet services, (iv) garment cleaning and (v) laundry management.

RCS Management Corporation & Specialized Medical Services, Inc.	RCS Management Corporation and SMS Holdings, Inc., collectively (the “Company”) service over 1,750 facilities in 40 states on a combined basis. The Company’s core products and service offerings include (i) respiratory equipment rental; (ii) oxygen delivery; (iii) sale of disposable respiratory supplies; (iv) clinical; and (v) financial and billing consulting services.

Renaissance Learning LLC	Renaissance, founded in 1986, provides reading, math and writing practice and assessment software tools for K-12 schools, primarily through its web-based Renaissance Place platform. The Company’s products are designed to accelerate learning and improve test scores by providing students practice of essential skills and helping teachers, administrators, and parents monitor student performance.

Revstone Aero LLC	Revstone Aero, founded in 1951, is a premier manufacturer of custom forgings for the aerospace industry. The Company, comprised of two separate businesses, W. Pat Crow (“WPC”) and General Aluminum Forgings (“GAF”), forges and machines aluminum and steel into components for virtually every aircraft.

Santa Cruz Nutritional	Santa Cruz Nutritionals is the leading formulator and manufacturer of confection-based soft chew (“gummy”) nutritional supplements (“nutraceuticals”) in the United States, providing over 700 gummy products in key nutritional categories. The Company developed the first gummy multivitamin for children in 1998, the first organic gummy fruit snack in 2002, the first gummy sports nutrition product in 2003 and the first gummy multivitamin for adults in 2005.

Sequel Youth and Family Services LLC	Sequel Youth and Family Services, LLC is a national provider of diversified behavioral health services for at-risk, delinquent, autistic and severely emotionally disturbed children and adolescents.

Sizzling Platter LLC	Sizzling Platter LLC is a restaurant management company that operates 146 Little Caesars locations, 23 Sizzler locations and 13 other limited service restaurants in the Western United States as a franchisee. The Company is the largest franchisee of LC locations in the United States.

Strike Holdings LLC	Strike Holdings, founded in 1997, owns and operates six upscale bowling properties throughout the United States, with locations in (i) Union Square, NYC; (ii) Times Square, NYC; (iii) Metro Washington, D.C.; (iv) Miami, FL; (v) Silicon Valley, CA; and (vi) Orange County, CA. The Company offers an upscale bowling model, with emphasis on design, service, quality food and no league play, that generates among the highest returns of any leisure concept.

Tempel Steel Company	Tempel Steel is one of the world’s largest independent manufacturers of magnetic steel laminations used in the production of motors and transformers. The Company has manufacturing operations in the U.S., Mexico, China and India, a distribution and steel services center in Canada and distribution centers in Pennsylvania and California.

The Great Atlantic & Pacific Tea Company, Inc.	The Great Atlantic & Pacific Tea Company, Inc (“A&P”), founded in 1859 and based in Montvale, NJ, was the first national food chain in the US and is a now leading food retailer in the Northeastern US. A&P holds a leading market share not only in the New York metro region, but also in other regions in NY, NJ and PA.

Tower International, Inc.	Tower International is a leading integrated global manufacturer of engineered structural metal components and assemblies primarily serving automotive Original Equipment Manufacturers. Tower offers its automotive customers a broad product portfolio, supplying body-structure stampings, frames and other chassis structures, as well as complex welded assemblies, for small and large cars, crossovers, pickups and SUVs.

U.S. Well Services LLC	U.S. Wells Services is a Houston, Texas based oilfield service provider currently contracted to engage in pressure pumping and related services, including high-pressure hydraulic fracturing in unconventional oil and natural gas basins.

United Restaurant Group, LP	United Restaurant Group is the second largest franchisee of T.G.I. Friday’s restaurants in the United States. Founded in 1993 and headquartered in Richmond, VA, the Company operates 31 locations in five states in the Mid-Atlantic and Southeast regions.

United Road Towing, Inc.	United Road Towing, Inc. is the largest integrated towing company in the United States. The Company provides a complete range of towing, vehicle storage and vehicle auction services through a network of 53 operating locations across 9 states.

Velum Global Credit Management, LLC	Velum Global Credit Management, LLC is a global purchaser and servicer of non-performing consumer debt with operations in the Brazil, Uruguay and the United States. Velum currently owns and master services 20 portfolios of consumer debt, via 4 investment vehicles, purchased from various sources such as banks, insurance companies and retailers including BMB, HSBC, Santander, Sul America and Losango.

Water Capital USA, Inc.	Water Capital USA, Inc. operates a capital equipment leasing and a receivables financing business. Water Capital originates and monetizes portfolios of equipment leases and servicing receivables from creditworthy businesses.

Welocalize, Inc.	Welocalize, Inc. (“WL” or the “Company”), founded in 1997 and based in Frederick, MD, provides technology-enabled localization services to large multinational clients through a suite of software as a service tools. Localization is the process of taking various forms of content designed for use in one country and making it linguistically and culturally appropriate.

YRCW Receivables LLC	YRCW Receivables LLC is a special purpose bankruptcy remote subsidiary of YRC Worldwide Inc., a leading provider of transportation and global logistics services. YRCW Receivables LLC purchases receivables from YRC Worldwide Inc.

THE ADVISER

MCC Advisors serves as our investment adviser and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). Subject to the overall supervision of our board of directors, MCC Advisors manages the day-to-day operations of, and provides investment advisory and management services to us.

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

Investment Management Agreement

MCC Advisors serves as our investment adviser and is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors and in accordance with the 1940 Act, MCC Advisors manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of our investment management agreement, MCC Advisors:

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

Management Fee.  Pursuant to the investment management agreement and subject to the overall supervision of our board of directors, MCC Advisors provides investment advisory and management services to us. For providing these services, MCC Advisors receives a base management fee. The base management fee is calculated at an annual rate of 1.75% of our gross assets payable quarterly in arrears. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Subsequently, the base management fee was calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. Base management fees for any partial quarter will be appropriately pro-rated. MCC Advisors agreed to waive the base management fee payable to MCC Advisors with respect to cash and cash equivalents held by us through December 31, 2011.

Incentive Fee.  The incentive fee has two components, as follows:

The first, payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter and will be 20.0% of the amount, if any, by which our pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our investment adviser receives no incentive fee until our net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up”, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our investment adviser will receive 20% of our pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter including the base management fee, expenses payable under the administration agreement, and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Since the hurdle rate is fixed, as interest rates rise, it will be easier for the MCC Advisors to surpass the hurdle rate and receive an incentive fee based on net investment income.

The second component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement as of the termination date), commencing on December 31, 2011, and will equal 20.0% of our cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the investment adviser.

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

For the year ended September 30, 2012, the Company incurred net base management fees payable to MCC Advisors of $5.5 million and $5.9 million of incentive fees related to pre-incentive fee net investment income.

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

All investment professionals and staff of MCC Advisors, when, and to the extent, engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of such personnel allocable to such services, is provided and paid for by MCC Advisors. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	our organization;

•	calculating our net asset value (“NAV”) (including the cost and expenses of any independent valuation firms);

•	expenses, including travel expense, incurred by MCC Advisors or payable to third parties performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	interest payable on debt incurred to finance our investments;

•	the costs of all offerings of common shares and other securities;

•	the base management fee and any incentive management fee;

•	distributions on our shares;

•	administration fees payable under our administration agreement;

•	the allocated costs incurred by MCC Advisors as our administrator in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, making investments;

•	transfer agent and custodial fees;

•	all registration and listing fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC or other regulators;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums; indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

•	all other expenses reasonably incurred by us or our administrator in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and other allocable portions of the cost of our chief financial officer and chief compliance officer and their respective staffs.

We reimburse MCC Advisors for costs and expenses incurred for office space rental, office equipment and utilities allocable to the performance by MCC Advisors of its duties under the administration agreement, as well as any costs and expenses incurred relating to any non-investment advisory, administrative or operating services provided to us or in the form of managerial assistance to portfolio companies that request it.

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

Board Approval of the Investment Management Agreement

Our board of directors held an in-person meeting on December 6, 2012, in order to consider and approve our investment management agreement. In its consideration of the investment management agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser, MCC Advisors; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our projected operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to MCC Advisors from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment management agreement; (f) the organizational capability and financial condition of MCC Advisors and its affiliates; and (g) various other factors.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the investment management agreement as being in the best interests of our stockholders.

Duration and Termination

The investment management agreement was approved by our board of directors on November 3, 2010. At a meeting of our board of directors held on December 6, 2012, our board of directors, including a majority of our independent directors, approved the annual continuation of the investment management agreement. Unless terminated earlier as described below, it will continue in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. As required by applicable regulations, we will seek stockholder approval annually for the payment of the portion of the incentive fee due to the Adviser in shares of our common stock at their then market price, which may be at a price that is less than our then NAV per share. To the extent this potential issuance of our stock at a price below our NAV is not approved, we will pay the incentive fee in cash. The investment management agreement will automatically terminate in the event of its assignment. The investment management agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risks — Risks Related to Our Business — We are dependent upon senior management personnel of MCC Advisors for our future success, and if MCC Advisors are unable to retain qualified personnel or if MCC Advisors loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed”.

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

We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the Small Business Administration (“SBA”) from the 200% asset coverage ratio we are required to maintain under the 1940 Act. Pursuant to the 200% asset coverage ratio limitation, we are permitted to borrow one dollar for every dollar we have in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us. For example, as of September 30, 2012, we had approximately $399.3 million in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us, which would permit us to borrow up to approximately $199.6 million, notwithstanding other limitations on our borrowings pursuant to our credit facilities. As of the date hereof, we have not yet obtained a license from the SBA with respect to our SBIC subsidiary and, as a result, the exemptive relief has no current effect on the amount of leverage we can employ.

If our SBIC subsidiary receives a license from the SBA, the exemption from the SEC for our SBA debt would increase capacity to fund up to $150 million (the maximum amount of SBA-guaranteed debentures an SBIC may currently have outstanding once certain conditions have been met) of investments with SBA-guaranteed debentures in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 200% asset coverage ratio limitation allows us to incur. As a result, we would, in effect, be permitted to have a lower asset coverage ratio than the 200% asset coverage ratio limitation under the 1940 Act. For example, we would be able to borrow up to $150 million more than the approximately $199.6 million permitted under the asset coverage ratio limit as of September 30, 2012.  For additional information on SBA regulations that will affect our access to SBA-guaranteed debentures, see “Item 1A. Risk Factors—Risks Relating to Our Business. Our SBIC subsidiary, if licensed by the SBA, will be subject to SBA regulations, and any failure to comply with SBA regulations could have an adverse effect on our operations.”

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

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to:

Chief Compliance Officer

Medley Capital Corporation

375 Park Avenue, 33rd Floor

New York, NY 10152

Other

We are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, issue and sell our common stock, at a price below the current NAV of the common stock, or issue and sell warrants, options or rights to acquire such common stock, at a price below the current NAV of the common stock if our board of directors determines that such sale is in our best interest and in the best interests of our stockholders, and our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities. At our 2012 Annual Meeting of Stockholders, we received approval from our stockholders to authorize us, with the approval of our board of directors, to sell shares of our common stock at a price or prices below our then current net asset value per share in one or more offerings, subject to certain conditions as set forth in the proxy statement (including, without limitation, that the number of shares issued does not exceed 25% of our then outstanding common stock, at a price below, but no more than 20% below, its then current net asset value). This authorization is effective for securities sold during a period beginning on the date of such stockholder approval, which was obtained on March 9, 2012, and expiring on the date of our 2013 Annual Meeting of Stockholders, which is expected to be held on February 12, 2013.

In addition, we received approval from our stockholders to authorize us, with the approval of our board of directors, to issue securities to, subscribe to, convert to, or purchase shares of the Company’s common stock in one or more offerings, subject to certain conditions as set forth in the proxy statement. Such authorization has no expiration.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions with affiliates to prohibit “ joint transactions” among entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities, provided that the adviser negotiates no term other than price and certain other conditions are met.

We have received an order from the SEC that permits us to negotiate the terms of co-investments with other funds managed by MCC Advisors or its affiliates subject to the conditions included therein. In situations where co-investment with other funds managed by MCC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of other MCC Advisors clients, MCC Advisors will need to decide which client will proceed with the investment. MCC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which a fund managed by MCC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

Under the terms of the relief pernitting us to co-invest with other funds managed by MCC Advisors or its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies.

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

Small Business Investment Company Regulations

On June 9, 2011, we formed Medley SBIC LP, a wholly-owned subsidiary of ours. We have applied to the SBA for a license for Medley SBIC LP to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958.  On November 23, 2011, we received a “green light” or “go forth letter” from the SBA inviting us to continue our application process to obtain a license to form and operate an SBIC subsidiary.  On March 26, 2012, our application was accepted for filing. We have received no assurance or indication from the SBA that we will receive a license, or the timeframe in which we would receive a license, should one ultimately be granted.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. SBA regulations currently limit the amount that a SBIC may borrow up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.  Affiliated SBICs are permitted to issue up to a combined maximum amount of $225 million when they have at least $112.5 million in regulatory capital.

Under present SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $18 million and have average annual fully taxed net income after U.S. federal income taxes not exceeding $6 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after U.S. federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and are based on such factors as the number of employees and gross revenue. However, once an SBIC has invested in a company, it may continue to make follow-on investments in the company, regardless of the size of the company at the time of the follow-on investment, up to the time of the company’s initial public offering, if any.

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

SBICs are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations and are periodically required to file certain forms with the SBA. If an SBIC fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit the SBIC’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit the SBIC from making new investments. In addition, the SBIC may also be limited in its ability to make distributions to us if it does not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because Medley SBIC LP is our wholly owned subsidiary.

Neither the SBA nor the U.S. government or any of its agencies or officers has approved any ownership interest to be issued by us or any obligation that we or any of our subsidiaries may incur.

Election to Be Taxed as a RIC

As a BDC, we have elected and qualified to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Distribution Requirement”). Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such a waiver.

Taxation as a RIC

As a RIC, if we satisfy the Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed to our stockholders.

Medley Capital will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31. Depending on the level of investment company taxable income (“ICTI”) earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.

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

Failure to Qualify as a RIC

If we were unable to continue to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next ten years.

Foreign Account Tax Compliance Act

Legislation was enacted on March 18, 2010 that will impose a 30% U.S. withholding tax on dividends paid by U.S. issuers to a foreign financial institution after December 31, 2013 and on the gross proceeds from the disposition of stock paid to a foreign financial institution after December 31, 2016, unless such institution enters into an agreement with the U.S. Treasury Department (“Treasury”) to collect and provide to Treasury substantial information regarding U.S. account holders, including certain account holders that are foreign entities with U.S. owners, with such institution. The legislation also generally imposes a withholding tax of 30% on dividends paid by U.S. issuers and on the gross proceeds from the disposition of stock paid to a non-financial foreign entity unless such entity provides the withholding agent with a certification that it does not have any substantial U.S. owners or a certification identifying the direct and indirect substantial U.S. owners of the entity. Under certain circumstances, a holder may be eligible for refunds or credits of such taxes. Investors are urged to consult with their own tax advisors regarding the possible implications of this recently enacted legislation on their investment in shares of our common stock.

Item 1A. Risk Factors

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Form 10-K, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. The risks described below, as well as additional risks and uncertainties presently unknown by us or currently not deemed significant could negatively affect our business, financial condition and results of operations. In such case, our NAV and the trading price of our common stock or other securities could decline, and you may lose all or part of your investment.

Certain Risks in the Current Environment

Capital markets are currently in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States and abroad, which could have a negative impact on our business and operations.

In 2007, the global capital markets entered into a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole and financial services firms in particular. While recent indicators suggest modest improvement in the capital markets, these conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may be required to, or may choose to, seek access to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions, we will not generally be able to issue and sell our common stock at a price below NAV per share. In addition, the debt capital that will be available, if at all, may be at a higher cost, and on less favorable terms and conditions in the future. Conversely, the portfolio companies in which we will invest may not be able to service or refinance their debt, which could materially and adversely affect our financial condition as we would experience reduced income or even experience losses. The inability to raise capital and the risk of portfolio company defaults may have a negative effect on our business, financial condition and results of operations.

The downgrade of the U.S. credit rating, failure to avoid the fiscal cliff and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns and the possibility that U.S. lawmakers may be unable to avoid the fiscal cliff, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades for the U.S. and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In addition, some economists predict the U.S. economy could fall into recession if the U.S. Federal Government fails to achieve a plan to avoid the “fiscal cliff,” which refers to certain tax increases and automatic spending cuts that are scheduled to become effective at the end of 2012. Further, Moody's has warned that it may downgrade the U.S. Federal Government's rating if the federal debt is not stabilized. Absent further quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business

We may suffer credit losses.

Private debt in the form of secured loans to corporate and asset-based borrowers is highly speculative and involves a high degree of risk of credit loss, and therefore an investment in our securities may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during an economic recession, such as the economic recession or downturn that the United States and many other countries have recently experienced or are experiencing.

Because we use borrowed funds to make investments or fund our business operations, we are exposed to risks typically associated with leverage which increase the risk of investing in us.

We have borrowed funds, including through the issuance of $40.0 million in aggregate principal amount of 7.125% senior notes (the “Notes”), through draws from our senior secured revolving credit facility (the “Revolving Facility”) and through the senior secured term loan in the amount of $55 million (the “Term Loan Facility”) (the Revolving Facility and the Term Loan Facility collectively known as the “Facilities”), to leverage our capital structure, which is generally considered a speculative investment technique. As a result:

•	our common shares may be exposed to an increased risk of loss because a decrease in the value of our investments may have a greater negative impact on the value of our common shares than if we did not use leverage;

•	if we do not appropriately match the assets and liabilities of our business, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

•	our ability to pay dividends on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 200% and any amounts used to service indebtedness or preferred stock would not be available for such dividends;

•	the Revolving Facility is subject to periodic renewal by our lenders, whose continued participation cannot be guaranteed;

•	the Facilities contain covenants restricting our operating flexibility;

•	we, and indirectly our stockholders, bear the cost of issuing and paying interest or dividends on such securities; and

•	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common shares.

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue debt securities or preferred stock and/or borrow money from banks and other financial institutions, which we collectively refer to as “senior securities”, only in amounts such that our asset coverage ratio equals at least 200% after each issuance of senior securities.

For a discussion of the terms of the Facilities and the Notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”

Covenants in the Facilities may restrict our financial and operating flexibility.

We maintain the Facilities with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The Facilities are secured by substantially all of our assets, subject to certain exclusions. Availability of loans under the Facilities is linked to the valuation of the collateral pursuant to a borrowing base mechanism. Borrowings under the Facilities are subject to, among other things, a minimum borrowing/collateral base. Substantially all of our assets are pledged as collateral under the Facilities. The Facilities require us to, among other things (i) make representations and warranties regarding the collateral as well as our business and operations, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants. The documents for each of the Facilities also include default provisions such as the failure to make timely payments under the Facilities, as the case may be, the occurrence of a change in control, and our failure to materially perform under the operative agreements governing the Facilities, which, if not complied with, could accelerate repayment under such facilities, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

As a result of such covenants and restrictions in the Facilities, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities. In addition, our ability to satisfy the financial requirements required by the Facilities can be affected by events beyond our control and we cannot assure you that we will meet these requirements. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, we may be in default under the Facilities, and we may be prohibited from undertaking actions that are necessary or desirable to maintain and expand our business.

Default under the Facilities could allow the lender(s) to declare all amounts outstanding to be immediately due and payable. If the lender(s) declare amounts outstanding under the Facilities to be due, the lender(s) could proceed against the assets pledged to secure the debt under such facilities. Any event of default, therefore, could have a material adverse effect on our business if the lender(s) determine to exercise their rights.

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

The debt and equity securities in which we invest for which market quotations are not readily available will be valued at fair value as determined in good faith by or under the direction of our board of directors. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under Accounting Standards Codification Topic 820 — Fair Value Measurements and Disclosures. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of an independent service provider to review the valuation of these loans and securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

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

We may, however, co-invest with our investment adviser and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our investment adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with our investment adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and MCC Advisors’ allocation policy. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by MCC Advisors and approved by our board of directors, including our independent directors. The allocation policy further provides that allocations among us and these other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by our board of directors. It is our policy to base our determinations as to the amount of capital available for investment based on such factors as the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In addition, we have received an order from the SEC that permits us to negotiate the terms of co-investments with other funds managed by MCC Advisors or its affiliates subject to the conditions included therein. In situations where co-investment with other funds managed by MCC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of other MCC Advisors clients, MCC Advisors will need to decide which client will proceed with the investment. MCC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which a fund managed by MCC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

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

Because we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use our existing debt to finance our investments. In periods of rising interest rates, our cost of funds will increase to the extent we access the Facilities, since the interest rate on the Facilities is floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates. We expect that our long-term fixed-rate investments will be financed primarily with issuances of equity and long-term debt securities. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

You should also be aware that a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of incentive fees payable to MCC Advisors.

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

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with payment-in-kind, or PIK, interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against MCC Advisors.

We may not be able to pay you dividends and our dividends may not grow over time.

We intend to pay quarterly dividends to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash dividends or year-to-year increases in cash dividends. Our ability to pay dividends might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay dividends. All dividends will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, restrictions on the payment of dividends under the Facilities, our SBIC subsidiary’s compliance with SBIC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay dividends to our stockholders in the future.

Our SBIC subsidiary, if licensed by the SBA, may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiary. If licensed by the SBA, we will be partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBIC regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our eligibility for RIC status. We cannot assure you that the SBA will grant such a waiver and if our SBIC subsidiary is unable to obtain a waiver, compliance with the SBIC regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

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

We have operated for less than two years, and our limited experience in operating under the constraints imposed on us as a BDC may hinder the achievement of our investment objectives.

We were formed in April 2010 and became a public company in January 2011. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially. Further, the 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets primarily in securities of private companies or U.S. public companies with market capitalizations of less than $250 million, cash, cash equivalents, U.S. Government securities and other high quality debt instruments that mature in one year or less. In addition, qualification for taxation as a RIC requires satisfaction of source-of-income, diversification and distribution requirements. We and MCC Advisors have limited experience investing under these constraints. These constraints, among others, may hinder MCC Advisors’ ability to take advantage of attractive investment opportunities and to achieve our investment objective.

We depend upon senior management personnel of MCC Advisors for our future success, and if MCC Advisors is unable to retain qualified personnel or if MCC Advisors loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

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

We have elected to be taxed for federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements in order to not have to pay corporate-level taxes on income we distribute to our stockholders as dividends, which allows us to substantially reduce or eliminate our corporate-level tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% at the time we issue any debt or preferred stock. This requirement limits the amount of our leverage. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

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

There may be times when MCC Advisors, its senior management and investment teams, and members of its Investment Committee have interests that differ from those of our stockholders, giving rise to a conflict of interest. In particular, certain private investment funds managed by the Principals of MCC Advisors hold controlling or minority equity interests, or have the right to acquire such equity interests, in some of our portfolio companies. As a result, the Principals of MCC Advisors may face conflicts of interests in connection with making business decisions for these portfolio companies to the extent that such decisions affect the debt and equity holders in these portfolio companies differently. In addition, the Principals of MCC Advisors may face conflicts of interests in connection with making investment or other decisions, including granting loan waivers or concessions, on our behalf with respect to these portfolio companies given that they also manage private investment funds that hold the equity interests in these portfolio companies.

There may be conflicts related to obligations MCC Advisors’ senior management and investment teams and members of its Investment Committee have to other clients.

The members of the senior management and investment teams and the Investment Committee of MCC Advisors serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by MCC Advisors or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. For example, Brook Taube, Seth Taube and Andrew Fentress, have management responsibilities for other investment funds, accounts or other investment vehicles managed by affiliates of MCC Advisors.

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

We have received an order from the SEC which permits us to co-invest with certain other investment funds managed by MCC Advisors or its affiliates, subject to the conditions included therein. In situations where we cannot co-invest with other investment funds managed by MCC Advisors or its affiliates, the investment policies and procedures of MCC Advisors generally require that such opportunities be offered to us and such other investment funds on an alternating basis. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

MCC Advisors may, from time to time, possess material non-public information, limiting our investment discretion.

MCC Advisors and members of its senior management and investment teams and Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, we could be prohibited for a period of time from purchasing or selling the securities of such companies by law or otherwise, and this prohibition may have an adverse effect on us.

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

We utilize MCC Advisors’ office facilities and pay to MCC Advisors our allocable portion of overhead and other expenses incurred by MCC Advisors in performing its obligations under the administration agreement, such as our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. This results in conflicts of interest that our board of directors must monitor.

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

We may be considered affiliates with respect to certain of our portfolio companies, as discussed under “Investments and Portfolio Companies”. Certain private funds advised by the Principals of MCC Advisors also hold interests in these portfolio companies and as such these interests may be considered a joint enterprise under applicable regulations. To the extent that our interests in these portfolio companies may need to be restructured in the future or to the extent that we choose to exit certain of these transactions, our ability to do so will be limited. We have sought separate exemptive relief in relation to these types of joint transactions, however, there is no assurance that we will obtain relief that would permit us to negotiate future restructurings or other transactions that may be considered a joint enterprise.

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

Equity Investments. When we invest in senior secured loans, we may receive warrants or other equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. The warrants or equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrants or equity interests, and any gains that we do realize on the disposition of any warrants or equity interests may not be sufficient to offset any other losses we experience.

In addition, investing in private middle-market companies involves a number of significant risks. See “Our investments in private middle-market portfolio companies may be risky, and you could lose all or part of your investment” below.

Our investments in private middle-market portfolio companies may be risky, and you could lose all or part of your investment.

Investments in private middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and we are required to rely on the ability of MCC Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Private middle-market companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, private middle-market companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Private middle-market companies also generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and MCC Advisors may, in the ordinary course of business, be named as defendants in litigation arising from our investments in these types of companies.

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

Our loans to portfolio companies are callable at any time, most of them at no premium to par. It is uncertain as to when each loan may be called. Whether a loan is called will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In the case of some of these loans, having the loan called early may reduce the achievable yield for us below the stated yield to maturity contained herein if the capital returned cannot be invested in transactions with equal or greater expected yields.

We may acquire indirect interests in loans rather than direct interests, which would subject us to additional risk.

We may make or acquire loans or investments through participation agreements. A participation agreement typically results in a contractual relationship only with the counterparty to the participation agreement and not with the borrower. MCC Advisors has adopted best execution procedures and guidelines to mitigate credit and counterparty risk when we acquire a loan through a participation agreement. In investing through participations, we will generally not have a right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, we will be exposed to the credit risk of both the borrower and the counterparty selling the participation. In the event of insolvency of the counterparty, we, by virtue of holding participation interests in the loan, may be treated as its general unsecured creditor. In addition, although we may have certain contractual rights under the loan participation that require the counterparty to obtain our consent prior to taking various actions relating to the loan, we cannot guarantee that the counterparty will seek such consent prior to taking various actions. Further, in investing through participation agreements, we may not be able to conduct the due diligence on the borrower or the quality of the loan with respect to which it is buying a participation that we would otherwise conduct if we were investing directly in the loan, which may result in us being exposed to greater credit or fraud risk with respect to the borrower or the loan than we expected when initially purchasing the participation. See “Risks Related to Our Business — There are significant potential conflicts of interest that could affect our investment returns” above.

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

We have the discretion to make any follow-on investments, subject to the availability of capital resources. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Our failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make such follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, because we are inhibited by compliance with BDC requirements or because we desire to maintain our RIC tax status. We also may be restricted from making follow-on investments in certain portfolio companies to the extent that affiliates of ours hold interests in such companies.

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

We currently expect that a significant portion of our investments will involve lending directly to private companies. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

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

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities (including debt and preferred stock), the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations. We also may issue, through our SBIC subsidiary, SBA-guaranteed debentures, subject to certain restrictions. For a discussion of the requirements for issuing SBA-guaranteed debentures, see “Regulation — Small Business Investment Company Regulations.”

•	Senior Securities. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, such securities would rank “senior” to common stock in our capital structure, resulting in preferred stockholders having separate voting rights and possibly rights, preferences or privileges more favorable than those granted to holders of our common stock. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest.

•	Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below NAV without first obtaining required approvals from our stockholders and our independent directors. In any such case, the price at which our securities are to be issued and sold may not be less than a price, that, in the determination of our board of directors, closely approximates the market value of such securities at the relevant time. We may also make rights offerings to our stockholders at prices per share less than the NAV per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and such stockholders may experience dilution.

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

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Regulation”. Our intent is that a substantial portion of the investments that we acquire will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to BDCs and possibly lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.

We will become subject to corporate-level income tax if we are unable to maintain our qualification as a regulated investment company under Subchapter M of the Code.

We have elected to be treated as a RIC under Subchapter M of the Code and intend to maintain such qualification for succeeding tax years. No assurance can be given that we will be able to qualify for and maintain our RIC status. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•	The distribution requirement for a RIC is satisfied if we distribute to our stockholders at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement is satisfied if we obtain at least 90% of our income for each fiscal year from dividends, interest, gains from the sale of stock or securities or similar sources.

•	The asset diversification requirement is satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK AND OUR NOTES

Investing in our common stock may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk and, therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

Shares of closed-end investment companies, including business development companies, may, at times, trade at a discount to their net asset value.

Shares of closed-end investment companies, including business development companies, may, at times, trade at a discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value.

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

The net asset value per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or securities to subscribe for or convertible into shares of our common stock.

At our 2012 Annual Meeting of Stockholders, we received approval from our stockholders to authorize us, with the approval of our board of directors, to sell shares of our common stock at a price or prices below our then current net asset value per share in one or more offerings, subject to certain conditions as set forth in the proxy statement (including, without limitation, that the number of shares issued does not exceed 25% of our then outstanding common stock, at a price below, but no more than 20% below, its then current net asset value). This authorization is effective for securities sold during a period beginning on the date of such stockholder approval, which was obtained on March 9, 2012, and expiring on the date of our 2013 Annual Meeting of Stockholders, which is expected to be held on February 12, 2013.

In addition, we asked our stockholders to approve a proposal to authorize the Company, with the approval of our board of directors, to issue securities to, subscribe to, convert to, or purchase shares of the Company’s common stock in one or more offerings, subject to certain conditions as set forth in the proxy statement. Such authorization has no expiration.

Any decision to sell shares of our common stock below its then current net asset value per share or issue securities to subscribe for or convertible into shares of our common stock would be subject to the determination by our board of directors that such issuance is in our and our stockholders’ best interests.

If we were to sell shares of our common stock below its then current net asset value per share, such sales would result in an immediate dilution to the net asset value per share of our common stock. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

If we issue warrants or securities to subscribe for or convertible into shares of our common stock, subject to certain limitations, the exercise or conversion price per share could be less than net asset value per share at the time of exercise or conversion (including through the operation of anti-dilution protections). Because we would incur expenses in connection with any issuance of such securities, such issuance could result in a dilution of the net asset value per share at the time of exercise or conversion. This dilution would include reduction in net asset value per share as a result of the proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest than the increase in our assets resulting from such issuance.

Further, if our current stockholders do not purchase any shares to maintain their percentage interest, regardless of whether such offering is above or below the then current net asset value per share, their voting power will be diluted. For example, if we sell an additional 10% of our shares of common stock at a 5% discount from net asset value, a stockholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 0.5% or $5 per $1000 of net asset value.

The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2012, there was $15 million outstanding under our Revolving Facility. The indebtedness under the Facilities is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes are obligations exclusively of Medley Capital Corporation and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes will be structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Although our subsidiaries currently do not have any indebtedness outstanding, they may incur substantial indebtedness in the future, all of which would be structurally senior to the Notes.

The indenture under which the Notes were issued contains limited protection for holders of the Notes.

The indenture under which the Notes were issued offers limited protection to holders of the Notes. The terms of the indenture and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the Notes. In particular, the terms of the indenture and the Notes place no restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings;

•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the Notes generally do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity other than as described under the Indenture. Any changes, while unlikely, to the financial tests in the 1940 Act could affect the terms of the Notes.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Notes may have important consequences for you as a holder of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes. Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. For example, the indenture under which the Notes will be issued does not contain cross-default provisions that are contained in the Facilities. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Notes.

An active trading market for the Notes may not develop or be sustained, which could limit the market price of the Notes or your ability to sell them.

Although the Notes are listed on the NYSE under the symbol “MCQ,” we cannot provide any assurances that an active trading market will develop or be sustained for the Notes or that you will be able to sell your Notes. At various times, the Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market is not sustained, the liquidity and trading price for the Notes may be harmed.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our indebtedness, including a default under the Facilities or other indebtedness to which we may be a party that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including the Facilities), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Facilities or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Facilities or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Facilities or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the Facilities or other debt, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because the Facilities have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Notes, the Facilities or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

If we issue preferred stock, the net asset value and market value of our common stock may become more volatile.

If we issue preferred stock, we cannot assure you that such issuance would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock would likely cause the net asset value and market value of our common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of our common stock than if we had not issued preferred stock. Any decline in the net asset value of our investments would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price for our common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of our common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock we might issue would have the right to elect members of the board of directors and class voting rights on certain matters.

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the board of directors at all times and in the event dividends become two full years in arrears, would have the right to elect a majority of our directors until such arrearage is completely eliminated. In addition, preferred stockholders would have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly would be able to veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 375 Park Avenue, 33rd Floor, New York, NY 10152. Our administrator furnishes us office space and we reimburse it for such costs on an allocated basis.

Item 3.	Legal Proceedings

Neither we nor MCC Advisors are currently subject to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on January 20, 2011, and is currently traded on the New York Stock Exchange under the symbol “MCC”. The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a percentage of net asset value, or NAV, and quarterly dividends per share since shares of our common stock began trading on the New York Stock Exchange.

		Closing Sales Price		Premium/ Discount of High Sales Price to	Premium/ Discount of Low Sales Price to	Declared
Period	NAV(1)	High	Low	NAV(2)	NAV(2)	Dividends(4)
Fiscal year ended September 30, 2011

Second quarter(3)	$12.48	$12.18	$11.85	97.60%	94.95%	$0.16
Third quarter	$12.55	$12.24	$11.00	97.53%	87.65%	$0.21
Fourth quarter	$12.57	$11.73	$9.65	93.32%	76.77%	$0.25
.
Fiscal year ended September 30, 2012
.
First quarter	$12.57	$10.56	$8.96	84.01%	71.28%	$0.28
Second quarter	$12.63	$11.86	$10.17	93.90%	80.52%	$0.31
Third quarter	$12.60	$12.04	$10.72	95.56%	85.08%	$0.36
Fourth quarter	$12.52	$14.36	$11.91	114.70%	95.13%	$0.36

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

The last reported price for our common stock on December 7, 2012 was $13.56 per share. As of September 30, 2012 we had 20 stockholders of record.

Sales of Unregistered Securities

During the year ended September 30, 2012, we issued 39,774 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act. The aggregate value of the shares of common stock issued under our dividend reinvestment plan during the fiscal year 2012 was approximately $0.5 million.

Other than shares issued under our dividend reinvestment plan during the year ended September 30, 2012, we did not sell any unregistered equity securities and we did not repurchase any of our equity securities.

Distributions

Our dividends, if any, are determined by the board of directors. We have elected and qualified to be treated as a RIC under Subchapter M of the Code. To maintain RIC qualification, we must distribute at least 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any. We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed in the preceding year.

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock since completion of our initial public offering.

Dividends Declared
Record Dates	Payment Dates	Per Share
Fiscal year ended September 30, 2011
June 1, 2011	June 15, 2011	$0.16
September 1, 2011	September 15, 2011	$0.21
Total		$0.37
Fiscal year ended September 30, 2012
December 15, 2011	December 30, 2011	$0.25
February 24, 2012	March 15, 2012	$0.28
May 25, 2012	June 15, 2012	$0.31
August 24, 2012	September 14, 2012	$0.36
Total		$1.20

Subsequent to September 30, 2012, our board of directors declared a quarterly dividend of $0.36 per share payable on December 14, 2012, to stockholders of record at the close of business on November 23, 2012.

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

Stock Performance Graph

This graph compares the stockholder return on our common stock from January 20, 2011 (IPO) to September 30, 2012 with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index. This graph assumes that on January 20, 2011, $100 was invested in our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

We have derived the selected financial data below from our audited consolidated financial statements for the fiscal years ended September 30, 2012 and 2011 which have been audited by Ernst & Young LLP, our independent registered public accounting firm.

As of September 30, 2010, the Company (including its predecessors) had not yet commenced operations. The following selected financial data should be read together with our financial statements and the related notes and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	At and for the Year Ended September 30, 2012	At and for the Year Ended September 30, 2011

Statement of Operations data:
Total investment income	$44,520	$14,569
Base management fee, net	5,480	1,610
Incentive fee	5,886	714
All other expenses	9,644	2,616
Net investment income	23,510	9,629
Unrealized depreciation on investments	(1,062)	(150)
Realized gain on investments	(44)	55
Net increase in net assets resulting from operations	22,404	9,534
Per share data:
Net asset value per common share at year end	$12.52	$12.57
Market price at year end	14.07	10.08
Net investment income	1.31	0.56
Net realized and unrealized loss on investments	(0.06)	(0.01)
Net increase in net assets resulting from operations	1.25	0.55
Dividends paid	1.20	0.37
Balance Sheet data at year end:
Total investments at fair value	$401,949	$199,206
Cash and cash equivalents	4,894	17,202
Other assets	8,928	3,721
Total assets	415,771	220,129
Total liabilities	126,432	2,476
Total net assets	289,339	217,653
Other data:
Weighted average annual yield on debt investments (1)	14.3%	14.5%
Number of investments at year end	38	18

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

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

·	the introduction, withdrawal, success and timing of business initiatives and strategies;

·	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes in the value of our assets;

·	the relative and absolute investment performance and operations of MCC Advisors;

·	the impact of increased competition;

·	the impact of future acquisitions and divestitures;

·	our business prospects and the prospects of our portfolio companies;

·	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or MCC Advisors;

·	our contractual arrangements and relationships with third parties;

·	any future financings by us;

·	the ability of MCC Advisors to attract and retain highly talented professionals;

·	fluctuations in foreign currency exchange rates;

·	the impact of changes to tax legislation and, generally, our tax position; and

·	the unfavorable resolution of legal proceedings.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” and elsewhere in this annual report on Form 10-K.

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

On January 18, 2011, Medley Capital BDC LLC, a Delaware limited liability company converted into Medley Capital Corporation, a Delaware corporation. As a result, MOF LTD and MOF LP’s LLC membership interests were exchanged for 5,759,356 shares of the Company’s common stock at $14.75 per share. On January 20, 2011, Medley Capital Corporation filed an election to be regulated as a BDC under the 1940 Act.

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

Our investment objective is to generate current income and capital appreciation by lending directly to privately-held middle market companies to help these companies fund acquisitions, growth or refinancing. Our portfolio generally consists of senior secured first lien term loans and senior secured second lien term loans. In many of our investments, we receive warrants or other equity participation features which we believe will increase the total investment returns.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, with certain limited exceptions. To maintain our RIC status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

Revenues

We generate revenue in the form of interest income on the debt that we hold and capital gains, if any, on warrants or other equity interests that we may acquire in portfolio companies. We invest our assets primarily in privately held companies with enterprise or asset values between $25 million and $250 million and focus on investment sizes of $10 million to $50 million. We believe that pursuing opportunities of this size offers several benefits including reduced competition, a larger investment opportunity set and the ability to minimize the impact of financial intermediaries. We expect our debt investments to bear interest at either a fixed or floating rate. Interest on debt will be payable generally either monthly or quarterly. In some cases our debt investments may provide for a portion of the interest to be PIK. To the extent interest is PIK, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation. The principal amount of the debt and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance or investment management services and possibly consulting fees. Any such fees will be generated in connection with our investments and recognized as earned.

Expenses

Our primary operating expenses include the payment of management and incentive fees pursuant to the investment management agreement we have with MCC Advisors and overhead expenses, including our allocable portion of our administrator’s overhead under the administration agreement. Our management and incentive fees compensate MCC Advisors for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

·	our organization;

·	calculating our NAV (including the cost and expenses of any independent valuation firms);

·	expenses incurred by MCC Advisors payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

·	interest payable on debt, if any, incurred to finance our investments;

·	the costs of all offerings of common stock and other securities, if any;

·	the base management fee and any incentive fee;

·	distributions on our shares;

·	administration fees payable under our administration agreement;

·	the allocated costs incurred by MCC Advisors in providing managerial assistance to those portfolio companies that request it;

·	amounts payable to third parties relating to, or associated with, making investments;

·	transfer agent and custodial fees;

·	registration fees and listing fees;

·	U.S. federal, state and local taxes;

·	independent director fees and expenses;

·	costs of preparing and filing reports or other documents with the SEC;

·	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

·	our fidelity bond;

·	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

·	indemnification payments;

·	direct costs and expenses of administration, including audit and legal costs; and

·	all other expenses reasonably incurred by us or MCC Advisors in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs (including travel expenses).

Portfolio and Investment Activity

As of September 30, 2012, our portfolio consisted of investments in 38 portfolio companies with a fair value of approximately $401.9 million. During the year ended September 30, 2012, we invested $242.6 million in 23 new portfolio companies and $28.2 million in nine existing portfolio companies, and we had $70.9 million in aggregate amount of exits and repayments, resulting in net investments of $199.9 million for the year.

As of September 30, 2011, our portfolio consisted of investments in 18 portfolio companies with a fair value of approximately $199.2 million. During the year ended September 30, 2011, approximately $84.95 million was contributed to us as part of the formation transaction described above. Additionally, during the year ended September 30, 2011, we invested $109.8 million in thirteen new portfolio companies and a $5.0 million in investment in one existing portfolio company. Also, during the year ended September 30, 2011, we had $2.0 million in aggregate amount of exits and repayments, resulting in net investments of $112.8 million for the year.

As of September 30, 2012, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $10.6 million and $10.6 million, and $23.4 million and $23.4 million, respectively, and we had approximately $4.9 million of cash and cash equivalents and $10.2 million payable for investments purchased. As of September 30, 2011, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $11.1 million and $11.1 million, and $22.2 million and $22.2 million, respectively. We had approximately $17.2 million of cash and cash equivalents and no payable for investments purchased, as of September 30, 2011.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of September 30, 2012 (dollars in thousands):

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Senior Secured First Lien Term Loans	$187,753	46.0%	$186,841	45.9%
Senior Secured Second Lien Term Loans	158,076	38.7	157,015	38.6
Senior Secured Notes	55,381	13.6	55,750	13.7
Equity/Warrants	1,950	0.5	2,343	0.6
Cash and Cash Equivalents	4,894	1.2	4,894	1.2
Total	$408,054	100.0%	$406,843	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of September 30, 2011 (dollars in thousands):

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Senior Secured First Lien Term Loans	$107,757	49.8%	$107,255	49.6%
Senior Secured Second Lien Term Loans	79,901	36.9	79,414	36.7
Senior Secured Notes	11,668	5.4	11,832	5.5
Equity/Warrants	30	0.0	705	0.3
Cash and Cash Equivalents	17,202	7.9	17,202	7.9
Total	$216,558	100.0%	$216,408	100.0%

As of September 30, 2012, the weighted average loan to value ratio (“LTV”) of our portfolio investments was approximately 52.3%. We believe that the LTV ratio for a portfolio investment is a useful indicator of the riskiness of the portfolio investment, or its likelihood of default. As part of our investment strategy, we seek to structure transactions with downside protection and seek LTVs of lower than 65%. We regularly evaluate the LTV of our portfolio investments and believe that LTV is a useful indicator for management and investors.

As of September 30, 2012, our income-bearing investment portfolio, which represented nearly 99.3% of our total portfolio, had a weighted average yield based upon cost on our portfolio investments of approximately 14.3%, and 45.2% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 54.8% bore interest at fixed rates.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2012 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$17,230	4.3%
2	354,577	88.2
3	30,142	7.5
4	—	—
5	—	—
Total	$401,949	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2011 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$—	—%
2	199,207	100.0
3	—	—
4	—	—
5	—	—
Total	$199,207	100.0%

Results of Operations

Operating results for the years ended September 30, 2012 and 2011 are as follows:

	For the years ended
	September 30, 2012	September 30, 2011
	($ in thousands)
Total investment income	$44,520	$14,569
Total expenses, net	20,974	4,940
Net investment income before excise taxes	23,546	9,629
Excise tax expense	(36)	—
Net investment income	23,510	9,629
Net realized gains (losses)	(44)	55
Net unrealized gains (losses)	(1,062)	(150)
Net increase in net assets resulting from operations	$22,404	$9,534

Investment Income

For the year ended September 30, 2012, investment income totaled $44.5 million, of which $38.3 million was attributable to portfolio interest and $6.2 million to other fee income.

For the year ended September 30, 2011, investment income totaled $14.6 million, of which $12.7 million was attributable to portfolio interest, $0.1 million to interest earned on cash and cash equivalents and $1.8 million to other fee income.

Operating Expenses

Operating expenses for the years ended September 30, 2012 and 2011 were as follows:

	For the years ended
	September 30, 2012	September 30, 2011
	($ in thousands)
Base management fees	$5,521	$2,679
Incentive fees	5,886	714
Administrator expenses	1,540	866
Professional fees	1,600	628
Interest and financing expenses	5,011	163
Directors fees	481	449
Insurance	465	287
Organizational expense	—	92
General and administrative	511	131
Expenses before management fee waiver	$21,015	$6,009

For the year ended September 30, 2012, total operating expenses before manager expense waiver and reimbursement increased $15.0 million, or 249.7%, compared to the year ended September 30, 2011.

Interest and financing expenses were higher in the year ended September 30, 2012 than the year ended September 30, 2011 as a result of our closing on a four-year senior secured revolving credit facility, issuing $40.0 million in aggregate principal amount of 7.125% senior notes that mature on March 30, 2019, and entering into a new five-year senior secured term loan credit facility.

Excluding interest and financing expenses, expenses increased for the year ended September 30, 2012 due to an increase in professional fees, base management fees, incentive fees, administrative service fees and general administrative expenses. Professional fees and administrative service fees have increased due to higher legal, audit, valuation services and administrator expenses. Base management fees, which are calculated based on average gross assets, increased due to the growth in the portfolio throughout the period. The incentive fee increased as a result of the increase in pre-incentive fee net investment income.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the years ended September 30, 2012 and 2011, we recognized $44,727 of realized losses and $55,000 of realized gains on our portfolio investments, respectively.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the years ended September 30, 2012 and 2011, we had $1.1 million and $0.1 million of unrealized depreciation, respectively, on portfolio investments.

Changes in Net Assets from Operations

For the year ended September 30, 2012, we recorded a net increase in net assets resulting from operations of $22.4 million versus a net increase in net assets resulting from operations of $9.5 million for the year ended September 30, 2011. The difference is attributable to an increase in total investment income offset by an increase in total operating expenses, resulting from portfolio growth and an increase in net unrealized depreciation for the year ended September 30, 2012, as compared to the same period in the prior year. Based on 17,919,310 and 17,258,215 weighted average common shares outstanding for the years ended September 30, 2012 and 2011, respectively, our per share net increase in net assets resulting from operations was $1.25 for the year ended September 30, 2012 versus a per share net increase in net assets from operations of $0.55 for the year ended September 30, 2011.

Financial Condition, Liquidity and Capital Resources

As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital; including raising equity, increasing debt, and funding from operational cash flow.

Our liquidity and capital resources have been generated primarily from the net proceeds of public offerings of common stock, advances from the Revolving Facility and the Term Loan Facility (each as defined below and together, the “Facilities”) and net proceeds from the issuance of senior notes as well as cash flows from operations.

On January 20, 2011, we completed our IPO and issued 11,111,112 common shares and received net proceeds of $129.6 million.

On March 21, 2012, we issued $40.0 million in aggregate principal amount of 7.125% senior notes that mature on March 30, 2019 (the “Notes”). The Notes may be redeemed in whole or in part at any time or from time to time at our option on or after March 30, 2015. The Notes bear interest at a rate of 7.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MCQ”. As of September 30, 2012, $40.0 million in aggregate principal amount of the Notes were outstanding.

On August 24, 2012, we completed a public offering of 5,750,000 shares, including the underwriters’ full exercise of the over-allotment option, of our common stock at a public offering price of $12.95 per share, raising approximately $71.9 million in net proceeds.

On August 31, 2012, we entered into an amendment (the “Amendment”) to the senior secured revolving credit facility (the “Revolving Facility”), and entered into a new senior secured term loan credit facility, (the “Term Loan Facility”) with ING Capital LLC.

The Amendment revised the Revolving Facility, dated August 4, 2011, to, among other things, increase the amount available for borrowing from $125.0 million to $132.5 million; permit the Term Loan Facility; and extend the maturity date from August 4, 2015 to August 31, 2016. The Amendment also changed the interest rate of the Revolving Facility from (a) Eurocurrency loans from LIBOR + 3.75% per annum, with a 1% LIBOR floor, to (i) when our stockholders’ equity is less than or equal to $350.0 million and the step-down condition is not satisfied, LIBOR plus 3.75% per annum, with no LIBOR floor, and (ii) when our stockholders’ equity exceeds $350.0 million and the step-down condition is satisfied, LIBOR plus 3.25% per annum, with no LIBOR floor, and (b) alternative base rate loans based, or ABR, on 2.75% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5%, LIBOR for a period of three months plus 1% or the ABR Floor of 2% to (i) when our stockholders’ equity is less than or equal to $350.0 million and the step-down condition is not satisfied, 2.75% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5% or LIBOR for a period of three months plus 1%, and (ii) when our stockholders’ equity exceeds $350.0 million and the step-down condition is satisfied, 2.25% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5% or LIBOR for a period of three months plus 1%. As of September 30, 2012, there was $15.0 million outstanding under the Revolving Facility.

The Term Loan Facility provides us with a $55.0 million senior secured term loan. The Term Loan Facility matures on August 31, 2017, bears interest at LIBOR plus 4.00% (with no LIBOR floor, rounded upwards, if necessary, to the next 1/16 of 1%). As of September 30, 2012, there was $55.0 million outstanding under the Term Loan Facility.

Each of the Facilities includes an accordion feature permitting us to expand the Facilities, if certain conditions are satisfied; provided, however, that the aggregate amount of the Facilities, collectively, is capped at $300.0 million.

On September 25, 2012, we closed $5 million of additional commitment to the Revolving Facility resulting in total commitments to the Revolving Facility of $137.5 million.

As of September 30, 2012, we had $4.9 million in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. A proposal, approved by our stockholders at our February 2012 Annual Meeting of Stockholders, authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings (subject to certain conditions, including that the number of shares issued in such offerings does not exceed 25% oftour then outstanding common stock, at a price below, but no more than 20% below, our then current net asset value) for a period expiring on the earlier of the anniversary of the date of the 2012 Annual Meeting or the date of our 2013 Annual Meeting of Stockholders, which is expected to be held in February 2013. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval.

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our taxable income, but we may also elect to periodically spillover certain excess undistributed taxable income from one tax year into the next tax year. In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow.

We have applied to the Small Business Administration (“SBA”) for a license for Medley SBIC LP to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. On November 23, 2011, we received a “green light” or “go forth letter” from the SBA inviting us to continue our application process to obtain a license to form and operate an SBIC subsidiary. On March 26, 2012, the application was accepted for filing. We have received no assurance or indication from the SBA that we will receive a license, or the timeframe in which we would receive a license, should one ultimately be granted. SBICs are designated to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses.

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

On November 16, 2012, we obtained exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. If we obtain a license from the SBA for our SBIC subsidiary, the exemptive relief would provide us with increased flexibility under the 200% asset coverage test.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on our balance sheet. As of September 30, 2012, we had commitments under loan and financing agreements to fund up to $17.3 million to six portfolio companies. These commitments are primarily composed of senior secured term loans and preferred equity. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at September 30, 2012 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving Facility	$15,000	$-	$-	$15,000	$-
Term Loan Facility	55,000	-	-	55,000	-
7.125% Senior Notes	40,000	-	-	-	40,000
Total contractual obligations	$110,000	$-	$-	$70,000	$40,000

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

On November 1, 2012, the Company’s board of directors declared a quarterly dividend of $0.36 per share payable on December 14, 2012, to stockholders of record at the close of business on November 23, 2012.

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

MCC Advisors receives a base management fee from us payable quarterly in arrears, at an annual rate of 1.75% of our gross assets, including any assets acquired with the proceeds of leverage. MCC Advisors agreed to waive the base management fee payable with respect to cash and cash equivalents held by the Company through December 31, 2011.

The investment management agreement also provides that MCC Advisors will be entitled to an incentive fee of 20.0%. The incentive fee consists of two parts: (1) the first component, which is payable quarterly in arrears, equals 20.0% of the excess, if any, of the pre-incentive fee net investment income over a hurdle rate (2.0% quarterly) and subject to a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, MCC Advisors receives no incentive fee until our net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up”, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, MCC Advisors will receive 20% of our pre-incentive fee net investment income as if the hurdle rate did not apply; and (2) the second component, which will be payable in arrears at the end of each calendar year (or upon termination of the investment management agreement, as of the termination date), commencing with the year ending December 31, 2011, will equal 20.0% of our cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the investment adviser.

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

Valuation of Portfolio Investments

We value investments for which market quotations are readily available at their market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. However, a readily available market value is not expected to exist for many of the investments in our portfolio, and we value these portfolio investments at fair value as determined in good faith by our board of directors under our valuation policy and process. We may seek pricing information with respect to certain of our investments from pricing services or brokers or dealers in order to value such investments. We also employ independent third party valuation firms for all of our investments for which there is not a readily available market value.

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

Federal Income Taxes

The Company has elected and qualified to be treated for U.S. federal income tax purposes as a RIC under subchapter M of the Code, commencing with its first taxable year as a corporation, and it intends to operate in a manner so as to maintain its RIC tax treatment. As a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements. Once qualified as a RIC, the Company must timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including PIK, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. The Company will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calender year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year distributions into the next tax year and pay a 4% excise tax on such excess. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

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

Recent Developments

In October 2012, the Company closed on a $3.5 million investment in the senior secured notes of Linc Energy Finance (USA), Inc. Headquartered in Houston, Texas, Linc Energy Finance (USA), Inc. is an independent oil and gas company engaged in the production, development, exploitation and acquisition of crude oil and gas producing properties, with principal interests covering approximately 62,520 acres across 18 fields in onshore and state waters of Texas and Louisiana, Alaska’s North Slope and Wyoming’s Powder River Basin. The notes have a fixed coupon of 12.5% cash, with principal due at maturity in October 2017.

In October and November 2012, the Company invested an additional $1.8 million in Calloway Laboratories, Inc. The Company has a remaining unfunded commitment of $1.3 million. The additional investment has a fixed coupon of 10.0% cash and 2.0% PIK, with principal due at maturity in September 2014.

In October 2012, the Company made an additional investment of $6.0 million in RCS Management Corporation & Specialized Medical Services, Inc. The additional investment has a variable coupon of LIBOR + 11.0% cash with a 1.5% LIBOR floor and 0.5% PIK, with principal due at maturity in September 2015.

In October 2012, the Company invested an additional $0.6 million in American Gaming Systems LLC. The Company has a remaining unfunded commitment of $0.6 million. The additional investment has a variable coupon of LIBOR + 10.0% cash with a 1.5% LIBOR floor, with principal due at maturity in August 2016.

In October 2012, the Company invested an additional $0.8 million in Meridian Behavioral Health, LLC. The additional investment has a fixed coupon of 12.0% cash that increases to 12.0% cash and 2.0% PIK in March 2013, with principal due at maturity in November 2016.

In October 2012, the Company was repaid $2.3 million, at par, of the senior secured second lien term loan of Insight Pharmaceuticals LLC, plus a prepayment fee.

In November 2012, the Company closed on a $14.0 million investment in the senior secured second lien term loan to Taylored Services, LLC. Headquartered in Edison, NJ, Taylored Services, LLC is a port-based, third-party logistics provider that specializes in warehousing, fulfillment, transportation and related value-added services to support the global supply chains of manufacturers and importers of apparel, accessories, toys and sporting goods. The senior secured second lien term loan has a variable coupon of LIBOR + 9.5% cash with a 1.5% LIBOR floor and 2.0% PIK, with principal due at maturity in November 2017.

In November 2012, the Company invested an additional $2.5 million in the senior secured notes of Exide Technologies. The additional investment has a fixed coupon of 8.625% cash, with principal due at maturity in February 2018.

In November 2012, the Company invested an additional $3.2 million in the senior secured notes of U.S. Well Services LLC. The additional investment has a fixed coupon of 14.5% cash, with principal due at maturity in February 2017.

In November 2012, the Company was repaid $5.0 million, at par, of the senior secured first and second lien term loan of Renaissance Learning LLC, plus a prepayment fee.

In November 2012, the Company was repaid $1.5 million, or the remainder of its investment, at par, of the senior secured first lien term loan of Hilex Poly Co, plus a prepayment fee.

In November 2012, the Company closed on a $11.5 million investment in senior secured first lien term loan to Family Christian Stores, Inc. Headquartered in Grand Rapids, Michigan, Family Christian Stores, Inc. is the leading Specialty Christian retailer comprised of 282 stores across 38 states with a significant presence in the Southeast, Midwest, California, and Texas. The senior secured first lien term loan has a variable coupon of LIBOR + 10.75% cash with a 1.25% LIBOR floor, with principal due at maturity in November 2017.

On November 1, 2012, the Company’s board of directors declared a quarterly dividend of $0.36 per share payable on December 14, 2012, to stockholders of record at the close of business on November 23, 2012.

On December 3, 2012, we completed a public offering of 5,000,000 shares of our common stock at a public offering price of $13.75 per share, raising approximately $66.0 million in net proceeds.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended September 30, 2012, we did not engage in hedging activities.

As of September 30, 2012, 45.2% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate floor as of September 30, 2012 and 2011 was as follows:

	September 30, 2012		September 30, 2011
	Fair Value (thousands)	% of Floating Rate Portfolio	Fair Value (thousands)	% of Floating Rate Portfolio
Under 1%	$25,148	13.9%	$10,091	20.2%
1% to under 2%	128,705	71.3	32,348	64.9
2% to under 3%	26,627	14.8	7,424	14.9
Total	$180,480	100.0%	$49,863	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2012, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase (1)	Interest Income (thousands)	Interest Expense (thousands)	Net Increase (Decrease) (thousands)
100	$333	$7,000	$(6,667)
200	1,692	1,400	292
300	3,496	2,100	1,396
400	5,321	2,800	2,521
500	7,146	3,500	3,646

(1)	A hypothetical decline in interest rates would not have a material impact on our financial statements.

Item 8: Consolidated Financial Statements and Supplementary Data.

The financial statements of the Company as of September 30, 2010 are unaudited as the Company completed its IPO and commenced operations on January 20, 2011.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-2
Consolidated Statements of Assets and Liabilities as of September 30, 2012 and 2011	F-3
Consolidated Statements of Operations for the years ended September 30, 2012 and 2011 and for the period from April 23, 2010 (date of inception) to September 30, 2010	F-4
Consolidated Statements of Changes in Net Assets for the years ended September 30, 2012 and 2011 and for the period from April 23, 2010 (date of inception) to September 30, 2010	F-5
Consolidated Statements of Cash Flows for the years ended September 30, 2012 and 2011 and for the period from April 23, 2010 (date of inception) to September 30, 2010	F-6
Consolidated Schedules of Investments as of September 30, 2012 and 2011	F-7
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medley Capital Corporation

We have audited the accompanying consolidated statements of assets and liabilities of Medley Capital Corporation (the Company), including the consolidated schedules of investments, as of September 30, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows, for each of the two years in the period ended September 30, 2012 and for the period from April 23, 2010 (date of inception) to September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of September 30, 2012 and 2011 by correspondence with the custodian and management of the portfolio companies. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medley Capital Corporation at September 30, 2012 and 2011,and the consolidated results of its operations, changes in its net assets, and its cash flows, for each of the two years in the period ended September 30, 2012 and for the period from April 23, 2010 (date of inception) to September 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Medley Capital Corporation’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 10, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

December 10, 2012

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medley Capital Corporation

We have audited Medley Capital Corporation’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medley Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Medley Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of September 30, 2012 and 2011, and the related consolidated statements of operations, changes in net assets, and cash flows, for each of the two years in the period ended September 30, 2012 and for the period from April 23, 2010 (date of inception) to September 30, 2010, and our report dated December 10, 2012 expressed an unqualified opinion therein.

/s/ Ernst & Young LLP

New York, New York

December 10, 2012

Consolidated Statements of Assets and Liabilities

	As of
	September 30, 2012	September 30, 2011

ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $394,482,053 and $153,268,701, respectively)	$393,741,357	$153,385,565
Affiliated investments (amortized cost of $8,678,596 and $46,087,374, respectively)	8,208,006	45,820,982
Total investments at fair value	401,949,363	199,206,547
Cash and cash equivalents	4,893,616	17,201,643
Interest receivable	3,940,148	1,679,738
Deferred financing costs, net	4,651,724	1,259,382
Other assets	232,496	782,006
Deferred offering costs	103,671	-
Total assets	$415,771,018	$220,129,316

LIABILITIES
Revolving credit facility payable	$15,000,000	$-
Term loan payable	55,000,000	-
Notes payable	40,000,000	-
Payable for investments purchased	10,212,300	-
Management and incentive fees payable, net	3,514,772	1,483,751
Interest and fees payable	1,048,205	1,667
Accounts payable and accrued expenses	924,152	626,261
Administrator expenses payable	465,412	346,293
Deferred revenue	173,627	18,648
Due to affiliate	13,246	-
Deferred offering costs payable	80,073	-
Total liabilities	$126,431,787	$2,476,620

NET ASSETS
Common stock, par value $.001 per share, 100,000,000 common shares authorized,
23,110,242 and 17,320,468 common shares issued and outstanding, respectively	$23,110	$17,320
Capital in excess of par value	285,012,499	214,509,815
Accumulated undistributed net investment income	5,559,635	3,220,089
Accumulated net realized gain (loss) from investments	(44,727)	55,000
Net unrealized appreciation (depreciation) on investments	(1,211,286)	(149,528)
Total net assets	289,339,231	217,652,696
Total liabilities and net assets	$415,771,018	$220,129,316

NET ASSET VALUE PER SHARE	$12.52	$12.57

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the year ended September 30, 2012	For the year ended September 30, 2011	For the Period from April 23, 2010 (Date of Inception) to September 30, 2010

INVESTMENT INCOME
Interest from investments
Non-controlled/Non-affiliated investments	$35,376,190	$8,517,020	$-
Affiliated investments	2,973,533	4,217,333	-
Total interest income	38,349,723	12,734,353	-
Interest from cash and cash equivalents	5,176	69,763	-
Other fee income	6,165,393	1,764,738	20
Total investment income	44,520,292	14,568,854	20

EXPENSES
Base management fees	5,521,293	2,678,806	-
Incentive fees	5,886,482	713,745	-
Interest and financing expenses	5,010,670	163,072	-
Administrator expenses	1,539,585	866,055	-
Professional fees	1,600,240	628,209	-
Directors fees	481,047	448,871	-
Insurance	465,212	287,326	-
General and administrative	510,961	130,570	-
Organizational expense	-	92,226	92,070
Expenses before management fee waiver	21,015,490	6,008,880	92,070
Management fee waiver (See Note 6)	(41,126)	(1,068,688)	-
Total expenses net of management fee waiver	20,974,364	4,940,192	92,070
Net investment income before excise taxes	23,545,928	9,628,662	(92,050)
Excise tax expense	(35,501)	-	-
NET INVESTMENT INCOME	23,510,427	9,628,662	(92,050)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	(44,727)	55,000	-
Net unrealized appreciation/(depreciation) on investments	(1,061,758)	(149,528)	-
Net gain/(loss) on investments	(1,106,485)	(94,528)	-

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$22,403,942	$9,534,134	$(92,050)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$1.25	$0.55	n/a
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$1.31	$0.56	n/a
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 10)	17,919,310	17,258,215	n/a

DIVIDENDS DECLARED PER COMMON SHARE	$1.20	$0.37	n/a

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the year ended September 30, 2012	For the year ended September 30, 2011	For the Period from April 23, 2010 (Date of Inception) to September 30, 2010

INCREASE FROM OPERATIONS:
Net investment income	$23,510,427	$9,628,662	$(92,050)
Net realized gain/(loss) from investments	(44,727)	55,000	-
Net unrealized appreciation/(depreciation) on investments	(1,061,758)	(149,528)	-
Net increase/(decrease) in net assets from operations	22,403,942	9,534,134	(92,050)
SHAREHOLDER DISTRIBUTIONS:
Distributions declared from net investment income	(22,799,562)	(6,408,573)	-
Distributions declared from realized gains	(55,000)	-	-
Net increase/(decrease) in net assets from shareholder distributions	(22,854,562)	(6,408,573)	-
CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net of underwriting costs (5,750,000 and 11,111,112 shares, respectively)	72,376,239	216,051,889	-
Offering costs	(239,084)	(1,432,704)	-
Net increase/(decrease) in net assets from capital share transactions	72,137,155	214,619,185	-

Total increase/(decrease) in net assets	71,686,535	217,744,746	(92,050)
Net assets at beginning of period	217,652,696	(92,050)	-
Net assets at end of period	$289,339,231	$217,652,696	$(92,050)

Net asset value per common share	$12.52	$12.57	n/a
Common shares outstanding at end of period	23,110,242	17,320,468	n/a

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the year ended September 30, 2012	For the year ended September 30, 2011	For the Period from April 23, 2010 (Date of Inception) to September 30, 2010

Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS	$22,403,942	$9,534,134	$(92,050)
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(3,810,495)	(1,727,763)	-
Net amortization of premium (discount) on investments	(118,114)	121,115	-
Amortization of deferred financing costs	658,029	66,405	-
Net realized (gain) loss from investments	44,727	(55,000)	-
Net unrealized (appreciation) depreciation on investments	1,061,758	149,528	-
Proceeds from sale and redemption of investments	83,557,875	2,055,000	-
Purchase of investments	(283,478,567)	(114,798,931)	-
(Increase) decrease in operating assets:
Interest receivable	(2,260,410)	(1,679,738)	-
Other assets	549,510	(782,006)	-
Deferred offering cost	-	-	(49,760)
Increase (decrease) in operating liabilities:
Payable for investments purchased	10,212,300	-	-
Accounts payable and accrued expenses	297,891	626,261	-
Management and incentive fees payable, net	2,031,021	1,483,751	-
Administrator expenses payable	119,119	346,293	-
Interest and fees payable	1,046,538	1,667	-
Deferred revenue	154,979	18,648	-
Due to affiliate	13,246	-	-
Accrued organizational costs	-	(92,000)	92,000
Deferred offering cost payable	-	-	15,000
NET CASH USED BY OPERATING ACTIVITIES	(167,516,651)	(104,732,636)	(34,810)

Cash flows from financing activities
Proceeds (repayment) of contributed loan	-	(50,000)	50,000
Proceeds from issuance of common stock, net of underwriting costs	72,376,239	131,101,393	-
Offering cost paid	(262,683)	(1,397,944)	-
Borrowings on debt	229,400,000	-	-
Paydowns on debt	(119,400,000)	-	-
Financing cost paid	(4,050,370)	(1,325,787)	-
Payments of cash dividends	(22,854,562)	(6,408,573)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	155,208,624	121,919,089	50,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,308,027)	17,186,453	15,190
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	17,201,643	15,190	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,893,616	$17,201,643	$15,190

Supplemental Information:
Interest paid during the year	$3,292,585	$95,000	n/a
Supplemental non-cash information
Paid-in-kind interest income	$3,810,495	$1,727,763	n/a
Net amortization of premium on investments	$118,114	$(121,115)	n/a
Amortization of deferred financing costs	$(658,029)	$(66,405)	n/a
Issuance of 5,759,356 shares of common stock in connection with the formation transaction (See Note 1)	$-	$84,950,496	n/a
Issuance of common stock in connection with dividend reinvestment plan	$519,926	$-	n/a

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2012

Company (1)	Industry	Interest	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)	LTV (5) (unaudited)

Non-controlled/Non-affiliated Investments - 136.1% (3)
Senior Secured First Lien Term Loans
Revstone Aero LLC	Aerospace & Defense	15.46% (LIBOR + 12.00% Cash, 3.00% PIK)	6/30/2017	$15,117,806	$14,901,459	$14,901,459	5.2%	63.4%
Revstone Aero LLC (fee note) (7)	Aerospace & Defense	17.38% (7)	6/30/2017	500,000	233,561	233,561	0.1%	63.4%
Welocalize, Inc. (term loan A) (8)	Business Services	10.00% (LIBOR + 8.00%, 2.00% LIBOR Floor)	11/19/2015	4,716,740	4,716,740	4,716,740	1.6%	32.5%
Welocalize, Inc. (term loan B) (8)	Business Services	12.25% (LIBOR + 9.00%, 2.00% LIBOR Floor, 1.25% PIK)	11/19/2015	5,478,728	5,478,728	5,478,728	1.9%	32.5%
BayDelta Maritime LLC (term loan)	Cargo Transport	13.75% (11.25% Cash, 2.50% Deferred)	6/30/2016	6,669,293	6,547,553	6,669,293	2.3%	28.6%
BayDelta Maritime LLC (fee note) (7)	Cargo Transport	14.88% (7)	6/30/2016	250,000	148,611	148,611	0.1%	28.6%
Hilex Poly Co.	Chemicals, Plastics and Rubber	11.25% (LIBOR + 9.25%, 2.00% LIBOR Floor)	11/19/2015	1,533,848	1,533,848	1,533,848	0.5%	33.2%
Bennu Glass, Inc.	Containers, Packaging and Glass	15.00%	4/30/2013	10,000,000	10,062,296	10,000,000	3.4%	27.1%
Flexera Software LLC	Electronics	7.50% (LIBOR + 6.25%, 1.25% LIBOR Floor)	9/30/2017	3,920,000	3,920,000	3,920,000	1.3%	36.9%
Velum Global Credit Management LLC	Finance	15.00%	3/31/2014	10,000,000	10,106,822	10,000,000	3.5%	23.1%
Water Capital USA, Inc. (8)	Finance	14.00% (7.00% Cash, 7.00% PIK)	1/3/2013	23,437,803	23,437,803	23,437,803	8.1%	35.6%
The Great Atlantic & Pacific Tea Company, Inc. (8)	Grocery	11.00% (LIBOR + 9.00%, 2.00% LIBOR Floor)	3/13/2017	7,960,000	7,960,000	7,960,000	2.8%	15.5%
Calloway Laboratories, Inc.	Healthcare, Education and Childcare	12.00% (10.00% Cash , 2.00% PIK)	9/30/2014	19,034,912	18,971,013	18,736,889	6.5%	84.3%
Calloway Laboratories, Inc.	Healthcare, Education and Childcare	12.00% (10.00% Cash , 2.00% PIK)	9/30/2014	1,006,117	1,002,739	1,006,117	0.3%	84.3%
Meridian Behavioral Health LLC (Term Loan A)	Healthcare, Education and Childcare	14.00% (12.00% Cash, 2.00% PIK)	11/14/2016	6,107,870	5,635,807	6,199,931	2.1%	38.7%
Meridian Behavioral Health LLC (Term Loan B)	Healthcare, Education and Childcare	12.00%	11/14/2016	3,000,000	3,000,000	2,830,434	1.0%	38.7%
Renaissance Learning LLC	Healthcare, Education and Childcare	7.75% (LIBOR + 6.25%, 1.50% LIBOR Floor)	10/19/2017	2,970,000	2,865,919	2,865,919	1.0%	31.9%
American Gaming Systems LLC	Hotels, Motels, Inns and Gaming	11.50% (LIBOR + 10.00%, 1.50% LIBOR Floor)	8/15/2016	9,509,615	9,509,615	9,509,615	3.3%	68.0%
Modern VideoFilm, Inc. (8)	Leisure, Amusement, Motion Pictures, Entertainment	13.50% (LIBOR + 9% Cash, 3% PIK, 1.50% LIBOR Floor)	9/25/2017	16,000,000	15,522,547	15,522,547	5.4%	58.3%
Strike Holdings LLC	Leisure, Amusement, Motion Pictures, Entertainment	13.00% (LIBOR + 10.0% Cash, 2.0% PIK, 1.0% LIBOR Floor)	8/31/2017	15,777,126	15,777,126	15,777,126	5.4%	50.6%
Brantley Transportation LLC	Oil and Gas	14.00% ('LIBOR + 10.0% Cash, 2.5% PIK, 1.5% LIBOR Floor)	8/2/2017	10,920,360	10,920,360	10,920,360	3.8%	70.3%
Geneva Wood Fuels LLC (4)	Personal and Nondurable Consumer Products (Manufacturing Only)	15.50% (LIBOR + 13.00%, 2.50% LIBOR Floor)	12/31/2012	7,500,000	7,500,000	6,937,502	2.4%	60.5%
Total Senior Secured First Lien Term Loans				$181,410,218	$179,752,547	$179,306,483

Senior Secured Second Lien Term Loans
Aurora Flight Sciences Corporation	Aerospace & Defense	13.25% (11.25% Cash, 2.00% PIK)	3/16/2014	$15,490,782	$15,490,782	$15,490,782	5.3%	28.3%
Kelley Amerit Holdings, Inc.	Business Services	12.20% (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK)	12/22/2016	9,242,940	9,242,940	9,242,940	3.2%	48.9%
Prestige Industries LLC	Business Services	13.00% (10.00% Cash, 3.00% PIK)	1/31/2017	5,849,374	5,709,063	5,537,365	1.9%	72.3%
YRCW Receivables LLC	Cargo Transport	11.25% (LIBOR + 9.75%, 1.50% LIBOR Floor)	9/30/2014	4,897,519	4,768,454	4,824,064	1.7%	75.2%
RCS Management Corporation & Specialized Medical Services, Inc.	Diversified/Conglomerate Service	13.00% ( LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)	9/23/2015	19,346,687	19,346,687	19,346,687	6.7%	49.3%
Flexera Software LLC	Electronics	11.00% (LIBOR + 9.75%, 1.25% LIBOR Floor)	9/30/2018	6,000,000	6,000,000	5,819,983	2.0%	53.1%
Renaissance Learning LLC	Healthcare, Education and Childcare	12.00% (LIBOR + 10.50%, 1.50% LIBOR Floor)	10/19/2018	2,000,000	1,927,002	1,927,002	0.7%	46.8%
Sequel Youth and Family Services LLC	Healthcare, Education and Childcare	14.00%	12/23/2014	10,500,000	10,500,000	10,500,000	3.6%	42.6%
Caregiver Services, Inc.	Healthcare, Education and Childcare	14.45% (12.45% Cash, 2.00% PIK)	12/29/2017	15,053,384	15,053,384	15,053,384	5.2%	61.7%
Gulf Coast Asphalt Company, Inc. (8)	Oil and Gas	15.50% (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 3.5% PIK)	6/14/2017	11,180,191	11,180,191	11,180,191	3.9%	48.3%
Santa Cruz Nutritional (8)	Personal and Nondurable Consumer Products (Manufacturing Only)	14.50%	5/25/2015	15,000,000	15,000,000	15,000,000	5.2%	48.6%
Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	11.00% (1.50% Base + 9.50% Spread)	1/3/2019	6,000,000	6,000,000	5,935,052	2.0%	63.3%
Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	10.25% (LIBOR + 9.0% Cash, 1.25% LIBOR Floor)	1/3/2019	2,000,000	1,980,714	1,913,402	0.7%	63.3%
Insight Pharmaceuticals LLC	Personal, Food and Miscellaneous Services	13.25% (LIBOR + 11.75%, 1.50% LIBOR Floor)	8/25/2017	10,000,000	10,000,000	10,000,000	3.4%	62.2%
United Road Towing Inc.	Personal, Food and Miscellaneous Services	15.00% (11.50% Cash, 3.50% PIK)	10/21/2016	15,421,293	15,421,293	14,997,196	5.2%	80.5%
United Restaurant Group L.P.	Restaurant & Franchise	15.24% (LIBOR + 11.50% Cash, 3.50% PIK)	12/31/2016	10,455,664	10,455,664	10,246,510	3.5%	64.6%
Total Senior Secured Second Lien Term Loans				$158,437,834	$158,076,174	$157,014,558

Senior Secured Notes
Tower International, Inc. (8)	Automobile	10.63%	9/1/2017	$6,101,000	$6,216,917	$6,216,916	2.1%	48.3%
Exide Technologies (8)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8.625%	2/1/2018	10,000,000	8,669,210	8,662,500	3.0%	49.0%
Tempel Steel Company (8)	Mining, Steel, Iron and Nonprecious Metals	12.00%	8/15/2016	12,000,000	11,781,691	11,879,995	4.1%	66.1%
Atkore International, Inc. (8)	Mining, Steel, Iron and Nonprecious Metals	9.875%	1/1/2018	5,000,000	4,825,086	4,875,000	1.7%	61.1%
U.S. Well Services LLC (8)	Oil and Gas	14.50% (14.50% PIK until 8/15/12, 14.50% cash therafter)	2/15/2017	13,393,941	13,244,727	13,244,727	4.6%	49.0%
Sizzling Platter LLC (8)	Restaurant & Franchise	12.25%	4/15/2016	3,630,000	3,529,636	3,757,050	1.3%	55.8%
Integra Telecom, Inc. (8)	Telecommunications	10.75%	4/15/2016	7,250,000	7,113,784	7,113,784	2.5%	61.7%
Total Senior Secured Notes				$57,374,941	$55,381,051	$55,749,972

Equity/Warrants
Prestige Industries LLC	Business Services	Warrants to purchase 3.04% of the outstanding common units	1/31/2017	$-	$151,855	$119,406	0.0%	N/A
BayDelta Maritime LLC	Cargo Transport	Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	216,387	0.1%	N/A
Calloway Laboratories, Inc.	Healthcare, Education and Childcare	Warrants to purchase 2.4% of the outstanding equity	9/30/2014	-	68,433	68,433	0.0%	N/A
Meridian Behavioral Health LLC	Healthcare, Education and Childcare	Warrants to purchase 8% of the outstanding membership units	11/14/2016	-	536,296	786,118	0.3%	N/A
Modern VideoFilm, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Warrants to purchase 5% of the outstanding equity	9/25/2017	-	480,000	480,000	0.2%	N/A
U.S. Well Services LLC (8)	Oil and Gas	Warrants to purchase 2.29% of the outstanding common membership interests	2/15/2017	-	10,697	-	0.0%	N/A
Total Common Equity/Warrants				$-	$1,272,281	$1,670,344

Sub Total Non-controlled/Non-affiliated Investments				$397,222,993	$394,482,053	$393,741,357

Affiliated Investments - 2.8% (3)
Senior Secured First Lien Term Loans
Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	15.00% (10% Cash, 5% PIK)	8/1/2015	$8,562,329	$8,000,442	$7,534,852	2.6%	45.4%

Equity/Warrants
Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	190 Class B Common Units (6)	-	$-	$678,154	$673,154	0.2%	N/A

Sub Total Affiliated Investments				$8,562,329	$8,678,596	$8,208,006

Total Invesmtents - 138.9% (3)				$405,785,322	$403,160,649	$401,949,363

(1)	All of our investments are domiciled in the United States except for Cymax Stores, Inc. which is domiciled in Canada.
(2)	Par amount includes accumulated PIK interest and is net of repayments.
(3)	Percentage is based on net assets of $289,339,231 as of September 30, 2012.
(4)	Investment is held via participation agreements with affiliated entities (See note 7).
(5)	Loan to value ratio ("LTV") is the amount of total net debt in the portfolio company’s capital structure that is ahead of and through our loan divided by the enterprise value of the portfolio company.
(6)	190 Class B Common Units represent 19% ownership of Cymax Stores, Inc.
(7)	Fee note is a zero coupon note, due at the earlier of prepayment or maturity and stated interest rate represents an effective interest rate.
(8)	An affiliated fund that is managed by an affiliate of MCC Advisors LLC also holds an investment in this security.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2011

Company (1)	Industry (8)	Interest	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)	LTV (5) (unaudited)

Non-controlled/Non-affiliated Investments - 70.5% (3)
Senior Secured First Lien Term Loans
Water Capital USA, Inc.	Finance	14.00% (7.00% Cash, 7.00% PIK)	1/3/2013	$22,227,926	$22,227,926	$22,227,926	10.2%	68.9%
Flexera Software LLC	Electronics	7.50% (LIBOR + 6.25%, 1.25% LIBOR Floor)	9/30/2017	4,000,000	4,000,000	3,840,000	1.8%	44.7%
Geneva Wood Fuels LLC (4)	Personal and Nondurable Consumer Products (Manufacturing Only)	15.50% (LIBOR + 13.00%, 2.50% LIBOR Floor)	12/31/2012	7,500,000	7,500,000	7,424,659	3.4%	64.2%
Velum Global Credit Management LLC	Finance	15.00%	3/31/2014	15,000,000	15,247,083	15,247,083	7.0%	23.7%
Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	13.75% (9.75% Cash, 4.00% PIK until 1/31/12, 13.75% Cash thereafter)	8/1/2015	6,040,736	6,040,736	6,040,736	2.8%	11.6%
BayDelta Maritime LLC (term loan)	Cargo Transport	13.75% (11.25% Cash, 2.50% Deferred)	6/30/2016	6,669,293	6,524,429	6,524,429	3.0%	54.2%
BayDelta Maritime LLC (fee note) (7)	Cargo Transport	14.88% (7)	6/30/2016	250,000	129,240	129,240	0.1%	54.2%
Total Senior Secured First Lien Term Loans				$61,687,955	$61,669,414	$61,434,073

Senior Secured Second Lien Term Loans
Aurora Flight Sciences Corporation	Aerospace & Defense	13.25% (11.25% Cash, 2.00% PIK)	3/16/2014	$15,179,244	$15,179,244	$15,179,244	7.0%	36.9%
Flexera Software LLC	Electronics	11.00% (LIBOR + 9.75%, 1.25% LIBOR Floor)	9/30/2018	6,000,000	6,000,000	5,520,000	2.5%	64.2%
United Road Towing Inc.	Personal, Food and Miscellaneous Services	13.50% (11.50% Cash, 2.00% PIK)	10/21/2016	15,136,339	15,136,339	15,136,339	7.0%	67.1%
Sequel Youth and Family Services LLC	Healthcare, Education and Childcare	14.00%	12/23/2014	10,500,000	10,500,000	10,500,000	4.8%	52.3%
Insight Pharmaceuticals LLC	Personal, Food and Miscellaneous Services	13.25% (LIBOR + 11.75%, 1.50% LIBOR Floor)	8/25/2017	10,000,000	10,000,000	10,000,000	4.6%	65.5%
United Restaurant Group L.P.	Restaurant & Franchise	15.22% (LIBOR + 11.50% Cash, 3.50% PIK)	12/31/2016	10,090,689	10,090,689	10,090,689	4.6%	63.2%
YRCW Receivables LLC	Cargo Transport	11.25% (LIBOR + 9.75%, 1.50% LIBOR Floor)	9/30/2014	7,000,000	6,945,754	6,945,754	3.2%	68.7%
Gundle/SLT Environmental, Inc.	Diversified/Conglomerate Manufacturing	13.00% (LIBOR + 9.50% Cash, 1.50% LIBOR Floor, 2.00% PIK)	11/27/2016	6,042,352	6,049,109	6,042,352	2.8%	53.4%
Total Senior Secured Second Lien Term Loans				$79,948,624	$79,901,135	$79,414,378

Senior Secured Notes
Tempel Steel Company	Mining, Steel, Iron and Nonprecious Metals	12.00%	8/15/2016	$5,000,000	$4,902,114	$4,902,114	2.2%	61.2%
Sizzling Platter LLC	Restaurant & Franchise	12.25%	4/15/2016	7,000,000	6,766,038	6,930,000	3.2%	56.1%
Total Senior Secured Notes				$12,000,000	$11,668,152	$11,832,114

Equity/Warrants
Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	40 Class B Common Units	8/1/2015	$-	$5,000	$680,000	0.3%	N/A
BayDelta Maritime LLC	Cargo Transport	Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	25,000	0.0%	N/A
Total Common Equity/Warrants				$-	$30,000	$705,000

Sub Total Non-controlled/Non-affiliated Investments				$153,636,579	$153,268,701	$153,385,565

Affiliated Investments - 21.0% (3)
Senior Secured First Lien Term Loans
Bennu Glass, Inc. (6)	Containers, Packaging and Glass	15.00%	4/30/2013	$10,000,000	$10,157,220	$10,157,220	4.6%	29.8%
Allied Cash Holdings LLC (6)	Finance	15.00%	6/30/2013	20,000,000	20,085,903	20,000,000	9.2%	32.7%
Applied Natural Gas Fuels, Inc. (term loan A) (6)	Oil and Gas	13.00%	3/24/2014	5,000,000	5,000,000	4,943,043	2.3%	37.8%
Applied Natural Gas Fuels, Inc. (term loan B) (6)	Oil and Gas	10.00%	3/24/2014	10,844,251	10,844,251	10,720,719	4.9%	37.8%
Total Senior Secured First Lien Term Loans				$45,844,251	$46,087,374	$45,820,982

Sub Total Affiliated Investments				$45,844,251	$46,087,374	$45,820,982

Total Invesmtents - 91.5% (3)				$199,480,830	$199,356,075	$199,206,547

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

(8) The September 30, 2011 industry groupings have been modified to conform with the September 30, 2012 industry groupings.

See accompanying notes to consolidated financial statements

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2012

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, MOF I BDC and Medley SBIC LP. We have applied to the Small Business Administration for a license for Medley SBIC LP to operate as a small business investment company under Section 301(c) of the Small Business Investment Company Act of 1958. Currently Medley SBIC LP has no operations. All references made to the “Company,” “we,” and “us” herein include Medley Capital Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated.

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

Origination, amendment, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Other fees are capitalized as deferred revenue and recorded into income over the respective period. Other fee income for the years ended September 30, 2012 and 2011 was $6.2 million and $1.8 million, respectively.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the years ended September 30, 2012 and 2011, the Company earned $3.8 million and $1.7 million in PIK interest, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

Federal Income Taxes

The Company has elected to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including PIK, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the calendar year ended December 31, 2011, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains and subsequently paid $35,501 in federal excise taxes. There is no provision for federal excise tax for 2012 accrued at September 30, 2012.

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

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended September 30, 2012 and 2011, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of the loss carried over from the LLC as follows:

	Year ended September 30, 2012	Year ended September 30, 2011
Capital in excess of par value	$(1,628,680)	$(92,050)
Accumulated undistributed net investment income (loss)	1,683,680	92,050
Accumulated net realized gain (loss) from investments	$(55,000)	$—

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended September 30, 2012 and 2011 were as follows:

	Year ended September 30, 2012	Year ended September 30, 2011
Ordinary income	$21,015,643	$6,408,573
Distributions of long-term capital gains	245,740	—
Return of capital	1,593,179	—
Distributions on a tax basis	$22,854,562	$6,408,573

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

For federal income tax purposes, the cost of investments owned at September 30, 2012 and 2011 were approximately $397.5 million and $197.7 million, respectively.

At September 30, 2012 and 2011, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain fee income and organizational expenses, as follows:

	As of September 30, 2012	As of September 30, 2011
Undistributed net investment income	$—	$1,690,954
Accumulated capital gains (losses)	(44,727)	—
Other temporary differences	(81,466)	(87,615)
Unrealized appreciation (depreciation)	4,429,816	1,522,222
Components of distributable earnings at year end	$4,303,623	$3,125,561

Pursuant to Federal income tax regulations applicable to investment companies, the Company has elected to treat net capital losses realized between November 1 and September 30 of each year as occurring on the first day of the following tax year. For the year ended September 30, 2012, $44,727 of loss reflected in the accompanying financial statements was deferred for Federal income tax purposes until October 1, 2012.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at September 30, 2012. Although we file federal and state tax returns, our major tax jurisdiction is federal. The 2012 federal tax year for the Company remains subject to examination by the Internal Revenue Service.

Segments

The Company invests in various industries. The Company separately evaluates the performance of each of its investment relationships. However, because each of these investment relationships has similar business and economic characteristics, they have been aggregated into a single investment segment. All applicable segment disclosures are included in or can be derived from the Company’s financial statements. See Note 3 for further information.

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

Note 3. Investments

The composition of our investments as of September 30, 2012 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$187,753	46.6%	$186,841	46.5%
Senior Secured Second Lien Term Loans	158,076	39.2	157,015	39.0
Senior Secured Notes	55,381	13.7	55,750	13.9
Equities/Warrants	1,951	0.5	2,343	0.6
Total	$403,161	100.0%	$401,949	100.0%

The composition of our investments as of September 30, 2011 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$107,757	54.0%	$107,255	53.8%
Senior Secured Second Lien Term Loans	79,901	40.1	79,415	39.9
Senior Secured Notes	11,668	5.9	11,832	5.9
Equities/Warrants	30	0.0	705	0.4
Total	$199,356	100.0%	$199,207	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2012 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Healthcare, Education and Childcare	$59,974	14.9%
Oil and Gas	35,345	8.8
Finance	33,438	8.3
Leisure, Amusement, Motion Pictures, Entertainment	31,780	7.9
Aerospace & Defense	30,626	7.6
Personal and Nondurable Consumer Products (Manufacturing Only)	29,786	7.4
Business Services	25,095	6.2
Personal, Food and Miscellaneous Services	24,997	6.2
Diversified/Conglomerate Service	19,347	4.8
Mining, Steel, Iron and Nonprecious Metals	16,755	4.2
Restaurant & Franchise	14,003	3.5
Cargo Transport	11,858	3.0
Containers, Packaging and Glass	10,000	2.5
Electronics	9,740	2.4
Hotels, Motels, Inns and Gaming	9,510	2.4
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8,662	2.2
Home and Office Furnishings, Housewares, and Durable Consumer Products	8,208	2.0
Grocery	7,960	2.0
Telecommunications	7,114	1.8
Automobile	6,217	1.5
Chemicals, Plastics and Rubber	1,534	0.4
Total	$401,949	100.0%

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2011. The September 30, 2011 industry groupings have been modified to conform with the September 30, 2012 industry groupings (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Finance	$57,475	28.9%
Personal, Food and Miscellaneous Services	25,136	12.6
Restaurant & Franchise	17,021	8.5
Oil and Gas	15,664	7.9
Aerospace & Defense	15,179	7.6
Cargo Transport	13,625	6.8
Healthcare, Education and Childcare	10,500	5.3
Containers, Packaging and Glass	10,157	5.1
Electronics	9,360	4.7
Personal and Nondurable Consumer Products (Manufacturing Only)	7,425	3.7
Home and Office Furnishings, Housewares, and Durable Consumer Products	6,721	3.4
Diversified/Conglomerate Manufacturing	6,042	3.0
Mining, Steel, Iron and Nonprecious Metals	4,902	2.5
Total	$199,207	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic location at fair value at September 30, 2012 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Midwest	$119,473	29.7%
West	101,098	25.2
Mid-Atlantic	59,549	14.8
Northeast	42,526	10.6
Southeast	35,750	8.9
Southwest	35,345	8.8
International	8,208	2.0
Total	$401,949	100.0%

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

The following table shows the portfolio composition by geographic location at fair value at September 30, 2011 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Midwest	$51,591	25.9%
West	45,994	23.1
Mid-Atlantic	35,270	17.7
Southeast	30,500	15.3
Southwest	21,706	10.9
Northeast	7,425	3.7
International	6,721	3.4
Total	$199,207	100.0%

Transactions With Affiliated Companies

During the years ended September 30, 2012 and 2011, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows:

Name of Investment	Fair Value at September 30, 2011	Purchase (Sales) of/Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Income Received	Fair Value at September 30, 2012	Capital Loss
Non-Controlled Affiliates
Cymax Stores, Inc.[1]	$—	$2,419,901	$6,782,696	$735,853	$8,208,006	$—
Allied Cash Holdings LLC	20,000,000	—	(20,000,000)	1,191,205	—	—
Applied Natural Gas Fuels, Inc.	15,663,762	—	(15,663,762)	698,588	—	—
Bennu Glass, Inc.	10,157,220	—	(10,133,291)	347,887	—	—
Total Non-Controlled Affiliates	$45,820,982	$2,419,901	$(39,014,357)	$2,973,533	$8,208,006	$—

1	Became a non-controlled affiliate on January 30, 2012.

2	Became a non-controlled/non-affiliated investment on February 23, 2012.

Name of Investment	Fair Value at September 30, 2010	Purchase (Sales) of/Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Income Received	Fair Value at September 30, 2011	Capital Loss
Non-Controlled Affiliates
Allied Cash Holdings LLC	$—	$20,117,006	$—	$2,085,564	$20,000,000	$—
Applied Natural Gas Fuels, Inc.	—	15,598,035	—	1,149,006	15,663,762	—
Bennu Glass, Inc.	—	10,218,293	—	982,763	10,157,220	—
Total Non-Controlled Affiliates	$—	$45,933,334	$—	$4,217,333	$45,820,982	$—

Purchase  (sales) of/advances (distributions) to affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the years ended September 30, 2012 and 2011. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from affiliates is included in total investment income on the consolidated statements of operations for the years ended September 30, 2012 and 2011.

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2012 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$186,841	$186,841
Senior Secured Second Lien Term Loans	—	—	157,015	157,015
Senior Secured Notes	—	13,537	42,213	55,750
Equities/Warrants	—	—	2,343	2,343
Total	$—	$13,537	$388,412	$401,949

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended September 30, 2012 (dollars in thousands):

	Senior Secured First Lien Loans	Senior Secured Second Lien Loans	Senior Secured Notes	Equities / Warrants	Total
Balance as of September 30, 2011	$107,255	$79,415	$11,832	$705	$199,207
Purchases and other adjustments to cost	18,674	14,229	33,478	11	66,392
Originations	120,641	84,971	—	1,909	207,521
Sales	(12,635)	(4,927)	—	—	(17,562)
Settlements	(46,567)	(16,059)	(3,370)	—	(65,996)
Net realized gains (losses) from investments	(117)	(39)	111	—	(45)
Net change in unrealized gains (losses)	(410)	(575)	162	(282)	(1,105)
Balance as of September 30, 2012	$186,841	$157,015	$42,213	$2,343	$388,412

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

Net change in unrealized loss included in earnings related to investments still held at reporting date, September 30, 2012 and 2011, was approximately $1.4 million and $0.2 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received, during the year.

No transfers between levels have occurred during the period.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur.

The following table presents the quantitative information about level 3 fair value measurements of our investments, as of September 30, 2012 (dollars in thousands):

	Fair value	Valuation techniques	Unobservable input	Range (weighted average)
Senior secured first lien term loan	$186,841	Market approach	Market yield	7.5% - 21.0% (14.1%)

Senior secured second lien term loan	$157,015	Market approach	Market yield	11.3% - 16.0% (13.9%)

Senior secured notes	$42,213	Market approach	Market yield	10.1% - 14.9% (12.5%)

Equity/Warrants	$2,343	Enterprise valuation analysis	EBITDA multiple (1)	0.2x – 6.0x (4.0x)

Total	$388,412

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

On August 31, 2012, we entered into an amendment (the “Amendment”) to the senior secured revolving credit facility (the “Revolving Facility”), and entered into a new senior secured term loan credit facility, (the “Term Loan Facility”), and together with the Revolving Facility (the “Facilities”) with ING Capital LLC.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

The Amendment revised the Revolving Facility, dated August 4, 2011, to, among other things, increase the amount available for borrowing from $125.0 million to $132.5 million; permit the Term Loan Facility; and extend the maturity date from August 4, 2015 to August 31, 2016. The Amendment also changes the interest rate of the Revolving Facility from (a) Eurocurrency loans from LIBOR + 3.75% per annum, with a 1% LIBOR floor, to (i) when the Company’s stockholders’ equity is less than or equal to $350.0 million and the step-down condition is not satisfied, LIBOR plus 3.75% per annum, with no LIBOR floor, and (ii) when the Company’s stockholders’ equity exceeds $350.0 million and the step-down condition is satisfied, LIBOR plus 3.25% per annum, with no LIBOR floor, and (b) alternative base rate loans based, or ABR, on 2.75% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5%, LIBOR for a period of three months plus 1% or the ABR Floor of 2% to (i) when the Company’s stockholders’ equity is less than or equal to $350.0 million and the step-down condition is not satisfied, 2.75% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5% or LIBOR for a period of three months plus 1%, and (ii) when the Company’s stockholders’ equity exceeds $350.0 million and the step-down condition is satisfied, 2.25% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5% or LIBOR for a period of three months plus 1%. In addition to the stated interest expense, the Company is required to pay a commitment fee of between 0.50% and 1.00% depending on the usage level on any unused portion of the Revolving Facility. A significant percentage of our total assets have been pledged under the Revolving Facility to secure our obligations thereunder. The Revolving Facility contains commercially reasonable limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, weighted average life, currency denomination and collateral interests. The Revolving Facility also includes certain commercially reasonable requirements relating to portfolio performance, the violation of which could result in the limit of further advances and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder.

The Term Loan Facility provides us with a $55.0 million senior secured term loan. The Term Loan Facility matures on August 31, 2017, bears interest at LIBOR plus 4.00% (with no LIBOR Floor, rounded upwards, if necessary, to the next 1/16 of 1%).

Each of the Facilities includes an accordion feature permitting the Company to expand the Facilities, if certain conditions are satisfied; provided, however, that the aggregate amount of the Facilities, collectively, is capped at $300.0 million.

On September 25, 2012 the Company closed $5 million of additional commitment to the Revolving Facility resulting in total commitments to the Revolving Facility of $137.5 million.

At September 30, 2012, the carrying amount of our Facilities borrowings approximates the fair value. At September 30, 2012, the carrying amount and fair value of our notes payable was $40.0 million and $41.8 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Facilities borrowings are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The fair value of our notes, which are publicly traded, is based upon closing market quotes as of the measurement date. At September 30, 2012 our Notes and the Facilities would be deemed to be level 1 and level 3, respectively, as defined in Note 4.

As of September 30, 2012, $2.6 million of financing costs related to the Revolving Facility, $1.5 million of financing costs related to the Notes and $1.3 million of financing costs related to the Term Loan Facility have been capitalized and are being amortized over their respective terms. For the year ended September 30, 2012, we recorded $5.0 million of interest and financing expenses, of which $2.1 million was attributable to interest related to the Revolving Facility, $0.5 million to commitment fees related to the Revolving Facility, $1.5 million to interest related to the Notes, $0.2 million to interest related to the Term Loan Facility and $0.7 million of amortization of deferred financing costs. As of September 30, 2012, there was $15.0 million outstanding under the Revolving Facility, $55.0 million outstanding under the Term Loan Facility and $40.0 million in aggregate principal amount of the Notes were outstanding. For the year ended September 30, 2012, our weighted average outstanding debt balance and our weighted average stated interest rate was $69.4 million and 5.5%, respectively. This weighted average stated interest rate reflects the average interest rate for all outstanding borrowings.

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

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

The base management fee will be calculated at an annual rate of 1.75% of our gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Subsequently, the base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. For the year ended September 30, 2012, MCC Advisors agreed to waive the base management fee payable, in the amount of $41,126, with respect to cash and cash equivalents held by the Company through December 31, 2011.

The incentive fee consists of the following two parts:

The first, payable quarterly in arrears is based on our pre-incentive fee net investment income for the immediately preceding calendar quarter and will be 20.0% of the amount, if any, by which our pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% (which is 8.0% annualized) hurdle rate, measured as a percentage value of the preceding calendar quarter’s net assets and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our investment adviser receives no incentive fee until our net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up”, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our investment adviser will receive 20% of our pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter including the base management fee, expenses payable under the administration agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation, unrealized capital depreciation or excise tax expense. Since the hurdle rate is fixed, as interest rates rise, it will be easier for the MCC Advisors to surpass the hurdle rate and receive an incentive fee based on net investment income.

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

For the years ended September 30, 2012 and 2011, the Company incurred net base management fees payable to MCC Advisors of $5.5 million and $1.6 million, respectively. For the years ended September 30, 2012 and 2011, we incurred $5.9 million and $0.7 million in incentive fees related to pre-incentive fee net investment income, respectively.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by our administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the years ended September 30, 2012 and 2011, we incurred $1.5 million and $0.9 million in administrator expenses, respectively.

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

The Company holds its investment in Geneva Wood Fuels LLC through a participation agreement with an affiliated entity, which represents 1.7% of the Company’s investments as of September 30, 2012. By virtue of owning loans through a participation agreement, the Company has a contractual relationship with the affiliate, not the borrower. As a result, the Company is subject to the credit risk of the affiliate as well as that of the borrower. As of September 30, 2012, the principal amount related to this loan participation was $7.5 million and for the year ended September 30, 2012, total investment income related to this loan participation was $1.2 million.

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

Employees of Medley Capital LLC, an affiliate of the Company, serve as a board member, managing member or senior corporate officer of Bennu Glass, Inc. and Velum Global Credit Management LLC.

Note 8. Commitments and Contingencies

As of September 30, 2012, we had commitments under loan and financing agreements to fund up to $17.3 million to six portfolio companies. These commitments are primarily composed of senior secured term loans and preferred equity. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

Note 9. Directors Fees

The independent directors receive an annual fee of $35,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the years ended September 30, 2012 and 2011, we accrued $0.5 million and $0.4 million for directors’ fees expense, respectively.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the years ended September 30, 2012 and 2011 (dollars in thousands except share and per share amounts):

Basic and diluted	Year ended September 30, 2012	Year ended September 30, 2011
Net increase in net assets from operations	$22,404	$9,534
Weighted average common shares outstanding	17,919,310	17,258,215
Earnings per common share-basic and diluted	$1.25	$0.55

Note 11. Financial Highlights

The following is a schedule of financial highlights for the years ended September 30, 2012 and 2011:

	For the years ended
	September 30, 2012	September 30, 2011
Per share data:
Net asset value per share at beginning of period	$12.57	$(0.01)

Issuance of common stock, net of underwriting costs	(0.02)	12.47
Shares issued pursuant to dividend reinvestment plan	0.00	0.00
Offering cost	(0.01)	(0.08)
Net investment income (1)	1.31	0.56
Net realized gains on investments	0.00	0.01
Net unrealized appreciation/(depreciation) on investments	(0.06)	(0.01)
Other (10)	(0.07)	0.00
Net increase in net assets	1.15	12.95

Distributions declared from net investment income	(1.20)	(0.37)
Distributions declared from net realized capital gains	-	-
Total distributions to stockholders	(1.20)	(0.37)

Net asset value at end of period	$12.52	$12.57
Net assets at end of period	$289,339,231	$217,652,696
Shares outstanding at end of period	23,110,242	17,320,468

Per share market value at end of period	$14.07	$10.08
Total return based on market value (2) (9)	54.58%	(13.09)%
Total return based on net asset value (3) (9)	10.30%	4.38%
Portfolio turnover rate	25.39%	1.37%

The following is a schedule of ratios and supplemental data for the years ended September 30, 2012 and 2011:

	For the years ended
	September 30, 2012	September 30, 2011
Ratios: (4) (7) (9)
Ratio of net investment income net of management fee waiver to average net assets	9.96%	6.46%
Ratio of incentive fees to average net assets	2.49%	0.48%
Ratio of total expenses net of management fee waiver to average net assets	8.90%	3.31%

Supplemental Data:
Ratio of operating expenses net of management fee waiver to average net assets	4.27%	2.72%
Ratio of credit facility related expenses to average net assets	2.12%	0.11%
Average debt outstanding (5)	$69,375,137	$-
Average debt outstanding per common share	$3.87	$-
Asset coverage ratio per unit (6)	3,630	n/a
Average market value per unit
Facilities	n/a (8)	n/a (8)
Senior notes	$25.47	n/a

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

(1)	Net investment income excluding management fee waiver based on total common stock outstanding equals $1.31 and $0.50 per share for the years ended September 30, 2012 and September 30, 2011, respectively.
(2)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(3)	Total annual return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(4)	For the year ended September 30, 2012, excluding the management fee waiver, the ratio of net investment income, operating expenses, incentive fees, credit facility related expenses and total expenses to average net assets is 9.95%, 4.29%, 2.49%, 2.12% and 8.92%, respectively. For the year ended September 30, 2011, excluding the management fee waiver, the ratio of net investment income, operating expenses, incentive fees, credit facility related expenses and total expenses to average net assets is 5.74%, 3.44%, 0.48% 0.11% and 4.03%, respectively.
(5)	Based on daily weighted average balance of debt outstanding during the period.
(6)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(7)	Ratios are annualized for the year ended September 30, 2011.
(8)	The Facilities are not registered for public trading.
(9)	For the year ended September 30, 2011, the financial highlights are calculated over the period, commencing with the Company’s IPO on January 20, 2011 to September 30, 2011 and consequently, the opening net asset balance used in the calculation is as of January 20, 2011.
(10)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

As the Company commenced operations on January 20, 2011, there are no comparative financial highlights presented for the period from April 23, 2010 to September 30, 2010.

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

The following table summarizes the Company’s dividend declaration and distribution during the years ended September 30, 2012 and 2011:

Date Declared	Record Date	Payment Date	Amount Per Share

For the year ended September 30, 2012
11/29/2011	12/15/2011	12/30/2011	$0.25
2/2/2012	2/24/2012	3/15/2012	0.28
5/2/2012	5/25/2012	6/15/2012	0.31
8/2/2012	8/24/2012	9/14/2012	0.36
			$1.20

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

Date Declared	Record Date	Payment Date	Amount Per Share

For the year ended September 30, 2011
5/11/2011	6/1/2011	6/15/2011	$0.16
8/4/2011	9/1/2011	9/15/2011	0.21
			$0.37

Note 13. Selected Quarterly Financial Data (Unaudited)

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Total investment income	$14,065	$12,252	$9,973	$8,229
Net investment income	7,103	6,208	5,409	4,791
Net realized and unrealized gain (loss)	234	(1,368)	429	(402)
Net increase (decrease) in members’ equity/net assets resulting from operations (2)	7,337	4,840	5,838	4,389
Earnings per share	0.37	0.28	0.34	0.25
Net asset value per common share at year end	$12.52	$12.60	$12.63	$12.57

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010 (1)
Total investment income	$6,891	$4,899	$2,779	$—
Net investment income	4,427	3,555	1,743	(97)
Net realized and unrealized gain (loss)	(493)	399	—	—
Net increase (decrease) in members’ equity/net assets resulting from operations (2)	3,934	3,954	1,743	(97)
Earnings per share	0.23	0.23	0.10	N/A
Net asset value per common share at year end	$12.57	$12.55	$12.48	N/A

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

(1) The Company’s common stock commenced trading on the New York Stock Exchange on January 20, 2011. There was no established public trading market for the stock prior to that date.

(2) Ending balance may not sum due to rounding.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended September 30, 2012, except as disclosed below.

In October 2012, the Company closed on a $3.5 million investment in the senior secured notes of Linc Energy Finance (USA), Inc. Headquartered in Houston, Texas, Linc Energy Finance (USA), Inc. is an independent oil and gas company engaged in the production, development, exploitation and acquisition of crude oil and gas producing properties, with principal interests covering approximately 62,520 acres across 18 fields in onshore and state waters of Texas and Louisiana, Alaska’s North Slope and Wyoming’s Powder River Basin. The notes have a fixed coupon of 12.5% cash, with principal due at maturity in October 2017.

In October and November 2012, the Company invested an additional $1.8 million in Calloway Laboratories, Inc. The Company has a remaining unfunded commitment of $1.3 million. The additional investment has a fixed coupon of 10.0% cash and 2.0% PIK, with principal due at maturity in September 2014.

In October 2012, the Company made an additional investment of $6.0 million in RCS Management Corporation & Specialized Medical Services, Inc. The additional investment has a variable coupon of LIBOR + 11.0% cash with a 1.5% LIBOR floor and 0.5% PIK, with principal due at maturity in September 2015.

In October 2012, the Company invested an additional $0.6 million in American Gaming Systems LLC. The Company has a remaining unfunded commitment of $0.6 million. The additional investment has a variable coupon of LIBOR + 10.0% cash with a 1.5% LIBOR floor, with principal due at maturity in August 2016.

In October 2012, the Company invested an additional $0.8 million in Meridian Behavioral Health, LLC. The additional investment has a fixed coupon of 12.0% cash that increases to 12.0% cash and 2.0% PIK in March 2013, with principal due at maturity in November 2016.

In October 2012, the Company was repaid $2.3 million, at par, of the senior secured second lien term loan of Insight Pharmaceuticals LLC, plus a prepayment fee.

In November 2012, the Company closed on a $14.0 million investment in senior secured second lien term loan to Taylored Services, LLC. Headquartered in Edison, NJ, Taylored Services, LLC is a port-based, third-party logistics provider that specializes in warehousing, fulfillment, transportation and related value-added services to support the global supply chains of manufacturers and importers of apparel, accessories, toys and sporting goods. The senior secured second lien term loan has a variable coupon of LIBOR + 9.5% cash with a 1.5% LIBOR floor and 2.0% PIK, with principal due at maturity in November 2017.

In November 2012, the Company invested an additional $2.5 million in the senior secured notes of Exide Technologies. The additional investment has a fixed coupon of 8.625% cash, with principal due at maturity in February 2018.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements (Continued)

In November 2012, the Company invested an additional $3.2 million in the senior secured notes of U.S. Well Services LLC. The additional investment has a fixed coupon of 14.5% cash, with principal due at maturity in February 2017.

In November 2012, the Company was repaid $5.0 million, or the remainder of its investment, at par, of the senior secured first and second lien term loan of Renaissance Learning LLC, plus a prepayment fee.

In November 2012, the Company was repaid $1.5 million, or the remainder of its investment, at par, of the senior secured first lien term loan of Hilex Poly Co, plus a prepayment fee.

In November 2012, the Company closed on a $11.5 million investment in senior secured first lien term loan to Family Christian Stores, Inc. Headquartered in Grand Rapids, Michigan, Family Christian Stores, Inc. is the leading Specialty Christian retailer comprised of 282 stores across 38 states with a significant presence in the Southeast, Midwest, California, and Texas. The senior secured first lien term loan has a variable coupon of LIBOR + 10.75% cash with a 1.25% LIBOR floor, with principal due at maturity in November 2017.

On November 1, 2012, the Company’s board of directors declared a quarterly dividend of $0.36 per share payable on December 14, 2012, to stockholders of record at the close of business on November 23, 2012.

On December 3, 2012, we completed a public offering of 5,000,000 shares of our common stock at a public offering price of $13.75 per share, raising approximately $66.0 million in net proceeds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal controls over financial reporting were effective as of September 30, 2012.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c) Audit Report of the Registered Public Accounting Firm

Our internal controls over financial reporting as of September 30, 2012 have been audited by our independent registered public accounting firm, Ernst & Young LLP, as stated in its report titled "Report of Independent Registered Public Accounting Firm" on page F-2.

(d) Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

77

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

78

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.      The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	F-2
Consolidated Statements of Assets and Liabilities as of September 30, 2012 and 2011	F-3
Consolidated Statements of Operations for the years ended September 30, 2012 and 2011 and for the period from April 23, 2010 (date of inception) to September 30, 2010	F-4
Consolidated Statements of Changes in Net Assets for the years ended September 30, 2012 and 2011 and for the period from April 23, 2010 (date of inception) to September 30, 2010	F-5
Consolidated Statements of Cash Flows for the years ended September 30, 2012 and 2011 and for the period from April 23, 2010 (date of inception) to September 30, 2010	F-6
Consolidated Schedules of Investments as of September 30, 2012 and 2011	F-7
Notes to Consolidated Financial Statements	F-9

b.      Exhibits:

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010.

10.1	Form of Investment Management Agreement between Registrant and MCC Advisors LLC (Incorporated by reference to Exhibit 99.G to Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on N-2, filed on June 9, 2010).

10.2	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

10.3	Form of Administration Agreement (Incorporated by reference to Exhibit 99.K to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

10.4	Form of Trademark License Agreement (Incorporated by reference to Exhibit 99.K.3 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

10.5	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

10.6	Senior Secured Revolving Credit Agreement among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated August 4, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2011).

10.7	Guarantee, Pledge and Security Agreement among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent, dated August 4, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2011).

14.1	Code of Business Conduct and Ethics of the Registrant (Incorporated by reference to Exhibit 14.1 to the Registrant’s 10-Q for the period ended June 30, 2011, filed on August 4, 2011).

14.2	Code of Business Ethics of MCC Advisors (Incorporated by reference to Exhibit 99.R.2 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

21.1	List of Subsidiaries

24	Power of attorney (included on the signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

79

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 10, 2012	Medley Capital Corporation

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)

80