Form 10-Q
period 2012-12-31
Medley Capital Corp
filed 2013-02-06
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

As of February 6, 2013, the Registrant had 28,662,049 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Financial Statements

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	December 31, 2012	September 30, 2012
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $513,307,380 and $394,482,053, respectively)	$512,260,768	$393,741,357
Affiliated investments (amortized cost of $8,824,810 and $8,678,596, respectively)	8,433,692	8,208,006
Total investments at fair value	520,694,460	401,949,363
Cash and cash equivalents	1,666,601	4,893,616
Interest receivable	6,079,250	3,940,148
Deferred financing costs, net	5,525,720	4,651,724
Other assets	541,711	232,496
Deferred offering costs	61,451	103,671

Total assets	$534,569,193	$415,771,018

LIABILITIES
Revolving credit facility payable	$44,000,000	$15,000,000
Term loan payable	80,500,000	55,000,000
Notes payable	40,000,000	40,000,000
Payable for investments purchased	-	10,212,300
Management and incentive fees payable, net	4,500,238	3,514,772
Accounts payable and accrued expenses	775,396	924,152
Administrator expenses payable	522,044	465,412
Deferred revenue	163,164	173,627
Interest and fees payable	292,494	1,048,205
Due to affiliate	268	13,246
Offering costs payable	67,694	80,073

Total liabilities	$170,821,298	$126,431,787

NET ASSETS
Common stock, par value $.001 per share, 100,000,000 common shares authorized,
28,662,049 and 23,110,242 common shares issued and outstanding, respectively	$28,662	$23,110
Capital in excess of par value	358,122,695	285,012,499
Accumulated undistributed net investment income	6,857,075	5,559,635
Accumulated net realized gain (loss) from investments	177,193	(44,727)
Net unrealized appreciation (depreciation) on investments	(1,437,730)	(1,211,286)
Total net assets	363,747,895	289,339,231

Total liabilities and net assets	$534,569,193	$415,771,018

NET ASSET VALUE PER SHARE	$12.69	$12.52

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended December 31, 2012	For the three months ended December 31, 2011
	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/Non-affiliated investments	$14,470,967	$5,537,730
Affiliated investments	368,536	1,554,071
Total interest income	14,839,503	7,091,801
Interest from cash and cash equivalents	1,103	1,843
Other fee income	2,878,876	1,135,556
Total investment income	17,719,482	8,229,200

EXPENSES
Base management fees	2,095,956	1,045,267
Incentive fees	2,404,282	1,206,662
Interest and financing expenses	2,317,286	282,026
Administrator expenses	522,044	296,246
Professional fees	292,113	292,104
Directors fees	112,536	115,254
Insurance	67,436	104,414
General and administrative	290,702	101,703
Expenses before management fee waiver	8,102,355	3,443,676
Management fee waiver	-	(41,126)
Total expenses net of management fee waiver	8,102,355	3,402,550
Net investment income before excise taxes	9,617,127	4,826,650
Excise tax expense	-	(35,501)
NET INVESTMENT INCOME	9,617,127	4,791,149

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	221,920	111,521
Net unrealized appreciation/(depreciation) on investments	(226,444)	(513,452)
Net gain/(loss) on investments	(4,524)	(401,931)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$9,612,603	$4,389,218

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.39	$0.25
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER
COMMON SHARE	$0.39	$0.28
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING
- BASIC AND DILUTED (SEE NOTE 10)	24,767,375	17,320,468

DIVIDENDS DECLARED PER COMMON SHARE	$0.36	$0.25

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the three months ended December 31, 2012	For the three months ended December 31, 2011
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$9,617,127	$4,791,149
Net realized gain/(loss) from investments	221,920	111,521
Net unrealized appreciation/(depreciation) on investments	(226,444)	(513,452)
Net increase/(decrease) in net assets from operations	9,612,603	4,389,218
SHAREHOLDER DISTRIBUTIONS:
Distributions declared ($0.36 and $0.25 per share, respectively)	(8,319,687)	(4,330,118)
Net decrease in net assets from shareholder distributions	(8,319,687)	(4,330,118)
CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net of underwriting costs	73,279,838	-
Offering costs	(164,090)	-
Net increase in net assets from capital share transactions	73,115,748	-
Total increase/(decrease) in net assets	74,408,664	59,100
Net assets at beginning of period	289,339,231	217,652,696
Net assets at end of period	$363,747,895	$217,711,796

Net asset value per common share	$12.69	$12.57
Common shares outstanding at end of period	28,662,049	17,320,468

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the three months ended December 31, 2012	For the three months ended December 31, 2011
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$9,612,603	$4,389,218
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM
OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(2,157,838)	(751,153)
Net amortization of premium (discount) on investments	(177,148)	32,942
Amortization of deferred financing costs	266,601	93,410
Net realized (gain) loss from investments	(221,920)	(111,521)
Net unrealized (appreciation) depreciation on investments	226,444	513,452
Proceeds from sale and redemption of investments	38,845,811	3,415,000
Purchase of investments	(155,260,446)	(47,928,146)
(Increase) decrease in operating assets:
Interest receivable	(2,139,102)	(731,020)
Due from counterparty	-	(4,665,511)
Other assets	(309,215)	708,545
Increase (decrease) in operating liabilities:
Payable for investments purchased	(10,212,300)	-
Accounts payable and accrued expenses	(148,756)	2,995
Management and incentive fees payable, net	985,466	727,052
Administrator expenses payable	56,632	(50,047)
Interest and fees payable	(755,711)	188,616
Deferred revenue	(10,463)	42,349
Due to affiliate	(12,978)	112,266
NET CASH USED BY OPERATING ACTIVITIES	(121,412,320)	(44,011,553)

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting costs	73,279,838	-
Offering cost paid	(134,250)	-
Borrowings on debt	113,200,000	32,600,000
Paydowns on debt	(58,700,000)	-
Financing cost paid	(1,140,596)	(14,272)
Payments of cash dividends	(8,319,687)	(4,330,118)
NET CASH PROVIDED BY FINANCING ACTIVITIES	118,185,305	28,255,610

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,227,015)	(15,755,943)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,893,616	17,201,643
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,666,601	$1,445,700

Supplemental Information:
Interest paid during the period	$2,787,493	$95,000
Supplemental non-cash information
Paid-in-kind interest income	$2,157,838	$751,153
Net amortization of premium (discount) on investments	$177,148	$(32,942)
Amortization of deferred financing costs	$(266,601)	$(93,410)
Issuance of common stock in connection with dividend reinvestment plan	$742,366	$-

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

December 31, 2012

(unaudited)

Company (1)	Industry	Interest	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)	LTV (5) (unaudited)

Non-controlled/Non-affiliated Investments - 140.8% (3)
Senior Secured First Lien Term Loans
Revstone Aero LLC	Aerospace & Defense	15.31% (LIBOR + 12.00% Cash, 3.00% PIK)	6/30/2017	$15,234,006	$15,025,570	$15,025,570	4.1%	77.3%
Revstone Aero LLC (fee note) (7)	Aerospace & Defense	17.38% (7)	6/30/2017	500,000	243,186	243,186	0.1%	77.3%
Welocalize, Inc. (term loan A)	Business Services	10.00% (LIBOR + 8.00%, 2.00% LIBOR Floor)	11/19/2015	4,686,891	4,686,891	4,686,891	1.3%	25.0%
Welocalize, Inc. (term loan B)	Business Services	12.25% (LIBOR + 9.00%, 2.00% LIBOR Floor, 1.25% PIK)	11/19/2015	5,496,248	5,496,248	5,496,248	1.5%	25.0%
BayDelta Maritime LLC (term loan)	Cargo Transport	13.75% (11.25% Cash, 2.50% Deferred)	6/30/2016	6,669,293	6,553,825	6,669,293	1.8%	30.3%
BayDelta Maritime LLC (fee note) (7)	Cargo Transport	14.88% (7)	6/30/2016	250,000	153,897	153,897	0.0%	30.3%
Bennu Glass, Inc.	Containers, Packaging and Glass	15.00%	4/30/2015	10,000,000	10,035,876	10,000,000	2.7%	28.4%
Tenere Acquisition Corp.	Diversified/Conglomerate Manufacturing	13.00% (11% Cash, 2.00% PIK)	12/15/2017	9,009,000	9,009,000	9,009,000	2.5%	69.8%
Flexera Software LLC	Electronics	7.50% (LIBOR + 6.25%, 1.25% LIBOR Floor)	9/30/2017	3,900,000	3,900,000	3,900,000	1.1%	33.3%
Velum Global Credit Management LLC	Finance	15.00%	3/31/2014	10,000,000	10,090,422	10,000,000	2.7%	23.1%
Water Capital USA, Inc.	Finance	14.00% (7.00% Cash, 7.00% PIK)	1/3/2015	24,274,579	24,274,579	24,274,579	6.7%	10.5%
The Great Atlantic & Pacific Tea Company, Inc.	Grocery	11.00% (LIBOR + 9.00%, 2.00% LIBOR Floor)	3/13/2017	7,940,000	7,940,000	7,940,000	2.2%	19.4%
Calloway Laboratories, Inc. (term loan A)	Healthcare, Education and Childcare	12.00% (10.00% Cash , 2.00% PIK)	9/30/2014	2,754,125	2,751,126	2,754,125	0.8%	9.1%
Calloway Laboratories, Inc. (term loan B)	Healthcare, Education and Childcare	12.00% (10.00% Cash , 2.00% PIK)	9/30/2014	19,159,897	19,103,163	16,957,136	4.7%	88.5%
Meridian Behavioral Health LLC (term loan A)	Healthcare, Education and Childcare	14.00% (12.00% Cash, 2.00% PIK)	11/14/2016	6,139,140	5,687,236	6,227,299	1.7%	42.3%
Meridian Behavioral Health LLC (term loan B)	Healthcare, Education and Childcare	12.00%	11/14/2016	3,750,000	3,750,000	3,588,449	1.0%	42.3%
American Gaming Systems LLC	Hotels, Motels, Inns and Gaming	11.50% (LIBOR + 10.00%, 1.50% LIBOR Floor)	8/15/2016	10,129,808	10,129,808	10,129,808	2.8%	78.8%
Modern VideoFilm, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	13.50% (LIBOR + 9% Cash, 3% PIK, 1.50% LIBOR Floor)	9/25/2017	11,325,821	11,003,325	11,003,325	3.0%	83.5%
Strike Holdings LLC	Leisure, Amusement, Motion Pictures, Entertainment	13.00% (LIBOR + 10.0% Cash, 2.0% PIK, 1.0% LIBOR Floor)	8/31/2017	15,857,903	15,857,903	15,857,903	4.4%	62.9%
Harrison Gypsum LLC	Mining, Steel, Iron and Nonprecious Metals	10.50% (LIBOR + 8.50% Cash, .50% PIK, 1.50% LIBOR Floor)	12/21/2017	24,620,000	24,620,000	24,620,000	6.8%	69.7%
Brantley Transportation LLC	Oil and Gas	14.00% ('LIBOR + 10.0% Cash, 2.5% PIK, 1.5% LIBOR Floor)	8/2/2017	10,990,277	10,990,277	10,990,277	3.0%	67.0%
Geneva Wood Fuels LLC (4)	Personal and Nondurable Consumer Products (Manufacturing Only)	15.50% (LIBOR + 13.00%, 2.50% LIBOR Floor)	12/31/2012	7,500,000	7,500,000	6,117,000	1.7%	95.3%
Physicians Care Alliance LLC (term loan)	Personal and Nondurable Consumer Products (Manufacturing Only)	11.00% (10% Cash, 1.00% PIK)	12/28/2017	15,734,306	15,734,306	15,734,306	4.3%	31.9%
Physicians Care Alliance LLC (revolver)	Personal and Nondurable Consumer Products (Manufacturing Only)	N/A (8)	12/28/2017	-	-	-	0.0%	N/A
Cenegenics LLC	Personal, Food and Miscellaneous Services	12.25% (10% Cash, 2.25% PIK)	12/20/2017	20,015,000	20,015,000	20,015,000	5.5%	35.4%
FC Operating LLC	Retail Stores	11.50% (LIBOR + 10.25%, 1.25% LIBOR Floor)	11/14/2017	11,500,000	11,500,000	11,500,000	3.2%	65.3%
Total Senior Secured First Lien Term Loans				$257,436,294	$256,051,638	$252,893,292

Senior Secured Second Lien Term Loans
Aurora Flight Sciences Corporation	Aerospace & Defense	13.25% (11.25% Cash, 2.00% PIK)	3/16/2014	$15,570,092	$15,570,092	$15,570,092	4.3%	32.3%
Kelley Amerit Holdings, Inc.	Business Services	12.20% (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK)	12/21/2016	9,159,130	9,159,130	9,159,130	2.5%	43.1%
Prestige Industries LLC	Business Services	13.00% (10.00% Cash, 3.00% PIK)	1/31/2017	5,894,335	5,760,072	5,363,841	1.5%	92.1%
Taylored Freight Services LLC	Business Services	13.00% (LIBOR + 9.5% Cash, 2.0% PIK, 1.5% LIBOR Floor)	11/2/2017	14,024,111	14,024,111	14,024,111	3.9%	55.3%
YRCW Receivables LLC	Cargo Transport	11.25% (LIBOR + 9.75%, 1.50% LIBOR Floor)	9/30/2014	4,885,151	4,770,688	4,836,297	1.3%	71.5%
RCS Management Corporation & Specialized Medical Services, Inc.	Diversified/Conglomerate Service	13.00% ( LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)	9/23/2015	25,378,338	25,378,338	25,378,338	7.0%	59.7%
Aderant North America, Inc.	Electronics	11.00%	6/20/2019	4,550,000	4,550,000	4,550,000	1.2%	52.3%
Flexera Software LLC	Electronics	11.00% (LIBOR + 9.75%, 1.25% LIBOR Floor)	9/30/2018	6,000,000	6,000,000	6,000,000	1.6%	48.2%
Caregiver Services, Inc.	Healthcare, Education and Childcare	14.45% (12.45% Cash, 2.00% PIK)	12/29/2017	15,129,615	15,129,615	15,129,615	4.2%	62.4%
Sequel Youth and Family Services LLC	Healthcare, Education and Childcare	14.00%	12/23/2014	10,500,000	10,500,000	10,500,000	2.9%	41.3%
Gulf Coast Asphalt Company, Inc.	Oil and Gas	15.50% (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 3.5% PIK)	6/14/2017	11,280,490	11,280,490	11,280,490	3.1%	49.1%
Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	11.00% (1.50% Base + 9.50% Spread)	1/3/2019	6,000,000	6,000,000	6,000,000	1.6%	67.0%
Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	10.25% (LIBOR + 9.0% Cash, 1.25% LIBOR Floor)	1/3/2019	2,000,000	1,981,268	1,936,459	0.5%	67.0%
Santa Cruz Nutritional	Personal and Nondurable Consumer Products (Manufacturing Only)	14.50%	5/25/2015	15,000,000	15,000,000	15,000,000	4.1%	42.3%
Insight Pharmaceuticals LLC	Personal, Food and Miscellaneous Services	13.25% (LIBOR + 11.75%, 1.50% LIBOR Floor)	8/25/2017	7,724,138	7,724,138	7,724,138	2.1%	65.4%
United Road Towing Inc.	Personal, Food and Miscellaneous Services	15.00% (11.50% Cash, 3.50% PIK)	10/21/2016	15,558,131	15,558,131	15,130,239	4.2%	91.1%
United Restaurant Group L.P.	Restaurant & Franchise	15.21% (LIBOR + 11.50% Cash, 3.50% PIK)	12/31/2016	10,549,463	10,549,463	10,443,991	2.9%	63.4%
Total Senior Secured Second Lien Term Loans				$179,202,994	$178,935,536	$178,026,741

Senior Secured Notes
Tower International, Inc.	Automobile	10.625%	9/1/2017	$6,101,000	$6,212,310	$6,521,969	1.8%	46.8%
Exide Technologies	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8.625%	2/1/2018	12,500,000	10,756,561	10,656,250	2.9%	66.0%
Atkore International, Inc.	Mining, Steel, Iron and Nonprecious Metals	9.875%	1/1/2018	5,000,000	4,831,215	5,343,750	1.5%	41.7%
Prince Mineral Holdings Corp.	Mining, Steel, Iron and Nonprecious Metals	11.50%	12/15/2019	6,800,000	6,720,632	7,072,000	1.9%	80.2%
Tempel Steel Company	Mining, Steel, Iron and Nonprecious Metals	12.00%	8/15/2016	12,000,000	11,792,731	11,731,420	3.2%	87.0%
Linc Energy Finance (USA), Inc.	Oil and Gas	12.50%	10/31/2017	3,500,000	3,377,999	3,377,999	0.9%	37.0%
U.S. Well Services LLC	Oil and Gas	14.50%	2/15/2017	16,588,941	16,429,751	16,429,751	4.5%	60.3%
Dispensing Dynamics International	Personal and Nondurable Consumer Products (Manufacturing Only)	12.50%	1/1/2018	4,800,000	4,704,038	4,704,038	1.3%	52.7%
Sizzling Platter LLC	Restaurant & Franchise	12.25%	4/15/2016	5,278,000	5,244,698	5,452,316	1.5%	50.2%
Integra Telecom, Inc.	Telecommunications	10.75%	4/15/2016	7,250,000	7,121,670	7,322,500	2.0%	62.3%

Total Senior Secured Notes				$79,817,941	$77,191,605	$78,611,993

Equity/Warrants
Prestige Industries LLC	Business Services	Warrants to purchase 0.63% of the outstanding common units	1/31/2017	N/A	$151,855	$-	0.0%	N/A
BayDelta Maritime LLC	Cargo Transport	Warrants to purchase 10% of the outstanding equity	6/30/2016	N/A	25,000	313,581	0.1%	N/A
Calloway Laboratories, Inc.	Healthcare, Education and Childcare	Warrants to purchase 20% of the outstanding equity	9/30/2014	N/A	68,433	1,276,520	0.4%	N/A
Meridian Behavioral Health LLC	Healthcare, Education and Childcare	Warrants to purchase 8% of the outstanding membership units	11/14/2016	N/A	536,296	802,641	0.2%	N/A
Modern VideoFilm, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Warrants to purchase 3.4% of the outstanding equity	9/25/2017	N/A	336,000	336,000	0.1%	N/A
U.S. Well Services LLC	Oil and Gas	Warrants to purchase 2.85% of the outstanding common membership interests	2/15/2017	N/A	11,017	-	0.0%	N/A
Total Equity/Warrants					$1,128,601	$2,728,742

Sub Total Non-controlled/Non-affiliated Investments				$516,457,229	$513,307,380	$512,260,768

Affiliated Investments - 2.3% (3)
Senior Secured First Lien Term Loans
Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	15.00% (10% Cash, 5% PIK)	8/1/2015	$8,671,004	$8,146,656	$7,760,538	2.1%	56.2%

Equity/Warrants
Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	190 Class B Common Units (6)	-	N/A	$678,154	$673,154	0.2%	N/A

Sub Total Affiliated Investments				$8,671,004	$8,824,810	$8,433,692

Total Investments - 143.1% (3)				$525,128,233	$522,132,190	$520,694,460

______________________________________

(1) All of our investments are domiciled in the United States except for Cymax Stores, Inc. which is domiciled in Canada.

(2) Par amount includes accumulated PIK interest and is net of repayments.

(3) Percentage is based on net assets of $363,747,895 as of December 31, 2012.

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

(8) The entire commitment was unfunded at December 31, 2012. As such, no interest is being earned on this investment.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2012

Company (1)	Industry	Interest	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)	LTV (5) (unaudited)

Non-controlled/Non-affiliated Investments - 136.1% (3)
Senior Secured First Lien Term Loans
Revstone Aero LLC	Aerospace & Defense	15.46% (LIBOR + 12.00% Cash, 3.00% PIK)	6/30/2017	$15,117,806	$14,901,459	$14,901,459	5.2%	63.4%
Revstone Aero LLC (fee note) (7)	Aerospace & Defense	17.38% (7)	6/30/2017	500,000	233,561	233,561	0.1%	63.4%
Welocalize, Inc. (term loan A) (8)	Business Services	10.00% (LIBOR + 8.00%, 2.00% LIBOR Floor)	11/19/2015	4,716,740	4,716,740	4,716,740	1.6%	32.5%
Welocalize, Inc. (term loan B) (8)	Business Services	12.25% (LIBOR + 9.00%, 2.00% LIBOR Floor, 1.25% PIK)	11/19/2015	5,478,728	5,478,728	5,478,728	1.9%	32.5%
BayDelta Maritime LLC (term loan)	Cargo Transport	13.75% (11.25% Cash, 2.50% Deferred)	6/30/2016	6,669,293	6,547,553	6,669,293	2.3%	28.6%
BayDelta Maritime LLC (fee note) (7)	Cargo Transport	14.88% (7)	6/30/2016	250,000	148,611	148,611	0.1%	28.6%
Hilex Poly Co.	Chemicals, Plastics and Rubber	11.25% (LIBOR + 9.25%, 2.00% LIBOR Floor)	11/19/2015	1,533,848	1,533,848	1,533,848	0.5%	33.2%
Bennu Glass, Inc.	Containers, Packaging and Glass	15.00%	4/30/2013	10,000,000	10,062,296	10,000,000	3.4%	27.1%
Flexera Software LLC	Electronics	7.50% (LIBOR + 6.25%, 1.25% LIBOR Floor)	9/30/2017	3,920,000	3,920,000	3,920,000	1.3%	36.9%
Velum Global Credit Management LLC	Finance	15.00%	3/31/2014	10,000,000	10,106,822	10,000,000	3.5%	23.1%
Water Capital USA, Inc. (8)	Finance	14.00% (7.00% Cash, 7.00% PIK)	1/3/2013	23,437,803	23,437,803	23,437,803	8.1%	35.6%
The Great Atlantic & Pacific Tea Company, Inc. (8)	Grocery	11.00% (LIBOR + 9.00%, 2.00% LIBOR Floor)	3/13/2017	7,960,000	7,960,000	7,960,000	2.8%	15.5%
Calloway Laboratories, Inc.	Healthcare, Education and Childcare	12.00% (10.00% Cash , 2.00% PIK)	9/30/2014	19,034,912	18,971,013	18,736,889	6.5%	84.3%
Calloway Laboratories, Inc.	Healthcare, Education and Childcare	12.00% (10.00% Cash , 2.00% PIK)	9/30/2014	1,006,117	1,002,739	1,006,117	0.3%	84.3%
Meridian Behavioral Health LLC (term loan A)	Healthcare, Education and Childcare	14.00% (12.00% Cash, 2.00% PIK)	11/14/2016	6,107,870	5,635,807	6,199,931	2.1%	38.7%
Meridian Behavioral Health LLC (term loan B)	Healthcare, Education and Childcare	12.00%	11/14/2016	3,000,000	3,000,000	2,830,434	1.0%	38.7%
Renaissance Learning LLC	Healthcare, Education and Childcare	7.75% (LIBOR + 6.25%, 1.50% LIBOR Floor)	10/19/2017	2,970,000	2,865,919	2,865,919	1.0%	31.9%
American Gaming Systems LLC	Hotels, Motels, Inns and Gaming	11.50% (LIBOR + 10.00%, 1.50% LIBOR Floor)	8/15/2016	9,509,615	9,509,615	9,509,615	3.3%	68.0%
Modern VideoFilm, Inc. (8)	Leisure, Amusement, Motion Pictures, Entertainment	13.50% (LIBOR + 9% Cash, 3% PIK, 1.50% LIBOR Floor)	9/25/2017	16,000,000	15,522,547	15,522,547	5.4%	58.3%
Strike Holdings LLC	Leisure, Amusement, Motion Pictures, Entertainment	13.00% (LIBOR + 10.0% Cash, 2.0% PIK, 1.0% LIBOR Floor)	8/31/2017	15,777,126	15,777,126	15,777,126	5.4%	50.6%
Brantley Transportation LLC	Oil and Gas	14.00% ('LIBOR + 10.0% Cash, 2.5% PIK, 1.5% LIBOR Floor)	8/2/2017	10,920,360	10,920,360	10,920,360	3.8%	70.3%
Geneva Wood Fuels LLC (4)	Personal and Nondurable Consumer Products (Manufacturing Only)	15.50% (LIBOR + 13.00%, 2.50% LIBOR Floor)	12/31/2012	7,500,000	7,500,000	6,937,502	2.4%	60.5%
Total Senior Secured First Lien Term Loans				$181,410,218	$179,752,547	$179,306,483

Senior Secured Second Lien Term Loans
Aurora Flight Sciences Corporation	Aerospace & Defense	13.25% (11.25% Cash, 2.00% PIK)	3/16/2014	$15,490,782	$15,490,782	$15,490,782	5.3%	28.3%
Kelley Amerit Holdings, Inc.	Business Services	12.20% (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK)	12/22/2016	9,242,940	9,242,940	9,242,940	3.2%	48.9%
Prestige Industries LLC	Business Services	13.00% (10.00% Cash, 3.00% PIK)	1/31/2017	5,849,374	5,709,063	5,537,365	1.9%	72.3%
YRCW Receivables LLC	Cargo Transport	11.25% (LIBOR + 9.75%, 1.50% LIBOR Floor)	9/30/2014	4,897,519	4,768,454	4,824,064	1.7%	75.2%
RCS Management Corporation & Specialized Medical Services, Inc.	Diversified/Conglomerate Service	13.00% ( LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)	9/23/2015	19,346,687	19,346,687	19,346,687	6.7%	49.3%
Flexera Software LLC	Electronics	11.00% (LIBOR + 9.75%, 1.25% LIBOR Floor)	9/30/2018	6,000,000	6,000,000	5,819,983	2.0%	53.1%
Renaissance Learning LLC	Healthcare, Education and Childcare	12.00% (LIBOR + 10.50%, 1.50% LIBOR Floor)	10/19/2018	2,000,000	1,927,002	1,927,002	0.7%	46.8%
Sequel Youth and Family Services LLC	Healthcare, Education and Childcare	14.00%	12/23/2014	10,500,000	10,500,000	10,500,000	3.6%	42.6%
Caregiver Services, Inc.	Healthcare, Education and Childcare	14.45% (12.45% Cash, 2.00% PIK)	12/29/2017	15,053,384	15,053,384	15,053,384	5.2%	61.7%
Gulf Coast Asphalt Company, Inc. (8)	Oil and Gas	15.50% (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 3.5% PIK)	6/14/2017	11,180,191	11,180,191	11,180,191	3.9%	48.3%
Santa Cruz Nutritional (8)	Personal and Nondurable Consumer Products (Manufacturing Only)	14.50%	5/25/2015	15,000,000	15,000,000	15,000,000	5.2%	48.6%
Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	11.00% (1.50% Base + 9.50% Spread)	1/3/2019	6,000,000	6,000,000	5,935,052	2.0%	63.3%
Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	10.25% (LIBOR + 9.0% Cash, 1.25% LIBOR Floor)	1/3/2019	2,000,000	1,980,714	1,913,402	0.7%	63.3%
Insight Pharmaceuticals LLC	Personal, Food and Miscellaneous Services	13.25% (LIBOR + 11.75%, 1.50% LIBOR Floor)	8/25/2017	10,000,000	10,000,000	10,000,000	3.4%	62.2%
United Road Towing Inc.	Personal, Food and Miscellaneous Services	15.00% (11.50% Cash, 3.50% PIK)	10/21/2016	15,421,293	15,421,293	14,997,196	5.2%	80.5%
United Restaurant Group L.P.	Restaurant & Franchise	15.24% (LIBOR + 11.50% Cash, 3.50% PIK)	12/31/2016	10,455,664	10,455,664	10,246,510	3.5%	64.6%
Total Senior Secured Second Lien Term Loans				$158,437,834	$158,076,174	$157,014,558

Senior Secured Notes
Tower International, Inc. (8)	Automobile	10.625%	9/1/2017	$6,101,000	$6,216,917	$6,216,916	2.1%	48.3%
Exide Technologies (8)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8.625%	2/1/2018	10,000,000	8,669,210	8,662,500	3.0%	49.0%
Tempel Steel Company (8)	Mining, Steel, Iron and Nonprecious Metals	12.00%	8/15/2016	12,000,000	11,781,691	11,879,995	4.1%	66.1%
Atkore International, Inc. (8)	Mining, Steel, Iron and Nonprecious Metals	9.875%	1/1/2018	5,000,000	4,825,086	4,875,000	1.7%	61.1%
U.S. Well Services LLC (8)	Oil and Gas	14.50% (14.50% PIK until 8/15/12, 14.50% cash therafter)	2/15/2017	13,393,941	13,244,727	13,244,727	4.6%	49.0%
Sizzling Platter LLC (8)	Restaurant & Franchise	12.25%	4/15/2016	3,630,000	3,529,636	3,757,050	1.3%	55.8%
Integra Telecom, Inc. (8)	Telecommunications	10.75%	4/15/2016	7,250,000	7,113,784	7,113,784	2.5%	61.7%
Total Senior Secured Notes				$57,374,941	$55,381,051	$55,749,972

Equity/Warrants
Prestige Industries LLC	Business Services	Warrants to purchase 3.04% of the outstanding common units	1/31/2017	N/A	$151,855	$119,406	0.0%	N/A
BayDelta Maritime LLC	Cargo Transport	Warrants to purchase 10% of the outstanding equity	6/30/2016	N/A	25,000	216,387	0.1%	N/A
Calloway Laboratories, Inc.	Healthcare, Education and Childcare	Warrants to purchase 2.4% of the outstanding equity	9/30/2014	N/A	68,433	68,433	0.0%	N/A
Meridian Behavioral Health LLC	Healthcare, Education and Childcare	Warrants to purchase 8% of the outstanding membership units	11/14/2016	N/A	536,296	786,118	0.3%	N/A
Modern VideoFilm, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Warrants to purchase 5% of the outstanding equity	9/25/2017	N/A	480,000	480,000	0.2%	N/A
U.S. Well Services LLC (8)	Oil and Gas	Warrants to purchase 2.29% of the outstanding common membership interests	2/15/2017	N/A	10,697	-	0.0%	N/A
Total Equity/Warrants					$1,272,281	$1,670,344

Sub Total Non-controlled/Non-affiliated Investments				$397,222,993	$394,482,053	$393,741,357

Affiliated Investments - 2.8% (3)
Senior Secured First Lien Term Loans
Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	15.00% (10% Cash, 5% PIK)	8/1/2015	$8,562,329	$8,000,442	$7,534,852	2.6%	45.4%

Equity/Warrants
Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	190 Class B Common Units (6)	-	N/A	$678,154	$673,154	0.2%	N/A

Sub Total Affiliated Investments				$8,562,329	$8,678,596	$8,208,006

Total Investments - 138.9% (3)				$405,785,322	$403,160,649	$401,949,363

(1)	All of our investments are domiciled in the United States except for Cymax Stores, Inc. which is domiciled in Canada.
(2)	Par amount includes accumulated PIK interest and is net of repayments.
(3)	Percentage is based on net assets of $289,339,231 as of September 30, 2012.
(4)	Investment is held via participation agreements with affiliated entities (See note 7).
(5)	Loan to value ratio ("LTV") is the amount of total net debt in the portfolio company’s capital structure that is ahead of and through our loan divided by the enterprise value of the portfolio company.
(6)	190 Class B Common Units represent 19% ownership of Cymax Stores, Inc.
(7)	Fee note is a zero coupon note, due at the earlier of prepayment or maturity and stated interest rate represents an effective interest rate.
(8)	An affiliated fund that is managed by an affiliate of MCC Advisors LLC also holds an investment in this security.

See accompanying notes to consolidated financial statements.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2012

(unaudited)

Note 1. Organization

Medley Capital Corporation (the “Company”, “we” and “us”) is a non-diversified closed end management investment company incorporated in Delaware that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected and qualified to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are externally managed and advised by our investment adviser, MCC Advisors LLC (“MCC Advisors”) a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), pursuant to an investment management agreement.

Medley Capital BDC LLC (the “LLC”), a Delaware limited liability company, was formed on April 23, 2010. On January 18, 2011, the LLC, in accordance with Delaware law, converted into Medley Capital Corporation, a Delaware corporation, and on January 20, 2011, the Company filed an election to be regulated as a BDC under the 1940 Act.

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

The Company’s investment objective is to generate current income and capital appreciation by lending directly and indirectly to privately-held small and middle market companies to help these companies fund acquisitions, growth or refinancing. The portfolio will generally consist of senior secured first lien loans and senior secured second lien loans. In many of our investments, we will receive warrants or other equity participation features which we believe will increase the total investment returns.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, MOF I BDC and Medley SBIC LP. We have applied to the Small Business Administration for a license for Medley SBIC LP to operate as a small business investment company under Section 301(c) of the Small Business Investment Company Act of 1958. Currently Medley SBIC LP has no operations. All references made to the “Company,” “we,” and “us” herein include Medley Capital Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended September 30, 2012, which was filed with the U.S. Securities and Exchange Commission on December 10, 2012. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2013.

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

Origination, amendment, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Other fees are capitalized as deferred revenue and recorded into income over the respective period. Other fee income for the three months ended December 31, 2012 and 2011 was $2.9 million and $1.1 million, respectively.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three months ended December 31, 2012 and 2011, the Company earned $2.2 million and $0.8 million in PIK interest, respectively.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the calendar year ended December 31, 2011, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains and subsequently paid $35,501 in federal excise taxes. There is no provision for federal excise tax for 2012 accrued at December 31, 2012.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at December 31, 2012. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

Note 3. Investments

The composition of our investments as of December 31, 2012 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$264,198	50.6%	$260,654	50.1%
Senior Secured Second Lien Term Loans	178,935	34.3	178,026	34.2
Senior Secured Notes	77,192	14.8	78,612	15.1
Equity/Warrants	1,807	0.3	3,402	0.6
Total	$522,132	100.0%	$520,694	100.0%

The composition of our investments as of September 30, 2012 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$187,753	46.6%	$186,841	46.5%
Senior Secured Second Lien Term Loans	158,076	39.2	157,015	39.0
Senior Secured Notes	55,381	13.7	55,750	13.9
Equity/Warrants	1,951	0.5	2,343	0.6
Total	$403,161	100.0%	$401,949	100.0%

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2012 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Healthcare, Education and Childcare	$57,236	11.0%
Personal and Nondurable Consumer Products (Manufacturing Only)	49,492	9.5
Mining, Steel, Iron and Nonprecious Metals	48,767	9.4
Personal, Food and Miscellaneous Services	42,869	8.2
Oil and Gas	42,078	8.1
Business Services	38,730	7.4
Finance	34,275	6.6
Aerospace & Defense	30,839	5.9
Leisure, Amusement, Motion Pictures, Entertainment	27,197	5.2
Diversified/Conglomerate Service	25,378	4.9
Restaurant & Franchise	15,896	3.1
Electronics	14,450	2.8
Cargo Transport	11,973	2.3
Retail Stores	11,500	2.2
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	10,656	2.1
Hotels, Motels, Inns and Gaming	10,130	1.9
Containers, Packaging and Glass	10,000	1.9
Diversified / Conglomerate Manufacturing	9,009	1.7
Home and Office Furnishings, Housewares, and Durable Consumer Products	8,434	1.6
Grocery	7,940	1.5
Telecommunications	7,323	1.4
Automobile	6,522	1.3
Total	$520,694	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2012 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Healthcare, Education and Childcare	$59,974	14.9%
Oil and Gas	35,345	8.8
Finance	33,438	8.3
Leisure, Amusement, Motion Pictures, Entertainment	31,780	7.9
Aerospace & Defense	30,626	7.6
Personal and Nondurable Consumer Products (Manufacturing Only)	29,786	7.4
Business Services	25,095	6.2
Personal, Food and Miscellaneous Services	24,997	6.2
Diversified/Conglomerate Service	19,347	4.8
Mining, Steel, Iron and Nonprecious Metals	16,755	4.2
Restaurant & Franchise	14,003	3.5
Cargo Transport	11,858	3.0
Containers, Packaging and Glass	10,000	2.5
Electronics	9,740	2.4
Hotels, Motels, Inns and Gaming	9,510	2.4
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8,662	2.2
Home and Office Furnishings, Housewares, and Durable Consumer Products	8,208	2.0
Grocery	7,960	2.0
Telecommunications	7,114	1.8
Automobile	6,217	1.5
Chemicals, Plastics and Rubber	1,534	0.4
Total	$401,949	100.0%

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic location at fair value at December 31, 2012 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Midwest	$143,175	27.5%
West	138,557	26.6
Southwest	82,433	15.9
Mid-Atlantic	57,225	11.0
Northeast	50,034	9.6
Southeast	40,836	7.8
International	8,434	1.6
Total	$520,694	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2012 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Midwest	$119,473	29.7%
West	101,098	25.2
Mid-Atlantic	59,549	14.8
Northeast	42,526	10.6
Southeast	35,750	8.9
Southwest	35,345	8.8
International	8,208	2.0
Total	$401,949	100.0%

Transactions With Affiliated Companies

During the three months ended December 31, 2012, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows:

Name of Investment	Fair Value at September 30, 2012	Purchases (Sales) of/Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Income Received	Fair Value at December 31, 2012	Capital Loss
Non-Controlled Affiliates
Cymax Stores, Inc.	$8,208,006	$—	$—	$368,536	$8,433,692	$—
Total Non-Controlled Affiliates	$8,208,006	$—	$—	$368,536	$8,433,692	$—

During the three months ended December 31, 2011, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows:

Name of Investment	Fair Value at September 30, 2011	Purchase (Sales) of/Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Income Received	Fair Value at December 31, 2011	Capital Loss
Non-Controlled Affiliates
Allied Cash Holdings LLC	$20,000,000	$—	$—	$756,676	$20,000,000	$—
Applied Natural Gas Fuels, Inc.	15,663,762	—	—	443,242	15,663,761	—
Bennu Glass, Inc.	10,157,220	—	—	354,153	10,133,291	—
Total Non-Controlled Affiliates	$45,820,982	$—	$—	$1,554,071	$45,797,052	$—

Purchases (sales) of/advances (distributions) to affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the three months ended December 31, 2012 and December 31, 2011, respectively. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from affiliates is included in total investment income on the consolidated statements of operations for the three months ended December 31, 2012 and December 31, 2011, respectively.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of December 31, 2012 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$260,654	$260,654
Senior Secured Second Lien Term Loans	—	—	178,026	178,026
Senior Secured Notes	—	16,000	62,612	78,612
Equity/Warrants	—	—	3,402	3,402
Total	$—	$16,000	$504,694	$520,694

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2012 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$186,841	$186,841
Senior Secured Second Lien Term Loans	—	—	157,015	157,015
Senior Secured Notes	—	13,537	42,213	55,750
Equity/Warrants	—	—	2,343	2,343
Total	$—	$13,537	$388,412	$401,949

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended December 31, 2012 (dollars in thousands):

	Senior Secured First Lien Loans	Senior Secured Second Lien Loans	Senior Secured Notes	Equities / Warrants	Total
Balance as of September 30, 2012	$186,841	$157,015	$42,213	$2,343	$388,412
Purchases and other adjustments to cost	13,105	5,194	22,718	—	41,017
Originations	94,485	20,000	—	—	114,485
Sales	(26,669)	—	(3,052)	(144)	(29,865)
Settlements	(4,574)	(4,407)	—	—	(8,981)
Net realized gains (losses) from investments	97	72	53	—	222
Net change in unrealized gains (losses)	(2,631)	152	680	1,203	(596)
Balance as of December 31, 2012	$260,654	$178,026	$62,612	$3,402	$504,694

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended December 31, 2011 (dollars in thousands):

	Senior Secured First Lien Loans	Senior Secured Second Lien Loans	Senior Secured Notes	Equities / Warrants	Total
Balance as of September 30, 2011	$107,255	$79,415	$11,832	$705	$199,207
Purchases and other adjustments to cost	7,310	8,207	8,129	—	23,646
Issuance	5,464	19,000	—	536	25,000
Sales	—	—	—	—	—
Settlements	(28)	(18)	(3,370)	—	(3,416)
Net realized gains (losses) from investments	1	—	111	—	112
Net change in unrealized gains (losses)	(291)	(418)	(61)	257	(513)
Balance as of December 31, 2011	$119,711	$106,186	$16,641	$1,498	$244,036

Net change in unrealized loss included in earnings related to investments still held at reporting date, December 31, 2012 and 2011, was approximately $0.4 million and $0.4 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

No transfers between levels have occurred during the periods presented.

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following table presents the quantitative information about level 3 fair value measurements of our investments, as of December 31, 2012 (dollars in thousands):

	Fair value	Valuation techniques	Unobservable input	Range (weighted average)
Senior Secured First Lien Term Loans	$260,654	Market approach	Market yield	7.5% - 20.6% (13.7%)

Senior Secured Second Lien Term Loans	$178,026	Market approach	Market yield	11.0% - 16.2% (13.7%)

Senior Secured Notes	$62,612	Market approach	Market yield	9.4% - 14.8% (12.6%)

Equity/Warrants	$3,402	Enterprise valuation analysis	EBITDA multiple (1)	0.2x – 7.8x (5.1x)

Total	$504,694

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

On August 31, 2012, we entered into Amendment No. 1 to the senior secured revolving credit facility (the “Revolving Facility”), and entered into a new senior secured term loan credit facility, (the “Term Loan Facility”), and together with the Revolving Facility (the “Facilities”) with ING Capital LLC.

Amendment No. 1 to the Revolving Facility revised the Senior Secured Revolving Credit Agreement, dated August 4, 2011, to, among other things, increase the amount available for borrowing from $125.0 million to $132.5 million; permit the Term Loan Facility; and extend the maturity date from August 4, 2015 to August 31, 2016. Amendment No. 1 to the Revolving Facility also changes the interest rate of the Revolving Facility from (a) Eurocurrency loans from LIBOR + 3.75% per annum, with a 1% LIBOR floor, to (i) when the Company’s stockholders’ equity is less than or equal to $350.0 million and the step-down condition is not satisfied, LIBOR plus 3.75% per annum, with no LIBOR floor, and (ii) when the Company’s stockholders’ equity exceeds $350.0 million and the step-down condition is satisfied, LIBOR plus 3.25% per annum, with no LIBOR floor, and (b) alternative base rate loans based, or ABR, on 2.75% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5%, LIBOR for a period of three months plus 1% or the ABR Floor of 2% to (i) when the Company’s stockholders’ equity is less than or equal to $350.0 million and the step-down condition is not satisfied, 2.75% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5% or LIBOR for a period of three months plus 1%, and (ii) when the Company’s stockholders’ equity exceeds $350.0 million and the step-down condition is satisfied, 2.25% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5% or LIBOR for a period of three months plus 1%. In addition to the stated interest expense, the Company is required to pay a commitment fee of between 0.50% and 1.00% depending on the usage level on any unused portion of the Revolving Facility. A significant percentage of our total assets have been pledged under the Revolving Facility to secure our obligations thereunder. The Revolving Facility contains commercially reasonable limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, weighted average life, currency denomination and collateral interests. The Revolving Facility also includes certain commercially reasonable requirements relating to portfolio performance, the violation of which could result in the limit of further advances and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

Each of the Facilities includes an accordion feature permitting the Company to expand the Facilities, if certain conditions are satisfied; provided, however, that the aggregate amount of the Facilities, collectively, is capped at $300.0 million.

On September 25, 2012, the Company closed $5.0 million of additional commitment to the Revolving Facility resulting in total commitments to the Revolving Facility of $137.5 million.

On December 7, 2012, we entered into Amendment No. 2 to the Revolving Facility, and entered into Amendment No. 1 to the Term Loan Facility.

Amendment No. 2 to the Revolving Facility revised the Senior Secured Revolving Credit Agreement, dated August 4, 2011, as amended by Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, to, among other things, increase the amount available for borrowing from $137.5 million to $182.0 million.

Amendment No. 1 to the Term Loan Facility revised the Senior Secured Term Loan Credit Agreement, dated August 31, 2012, to, among other things, increase the amount available for borrowing from $55.0 million to $80.5 million. The Term Loan Facility matures on August 31, 2017 and bears interest at LIBOR plus 4.00% (with no LIBOR Floor, rounded upwards, if necessary, to the next 1/16 of 1%).

At December 31, 2012, the carrying amount of our Facilities borrowings approximated the fair value. At December 31, 2012, the carrying amount and fair value of the Notes was $40.0 million and $41.3 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Facilities borrowings are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. At December 31, 2012 the Notes and the Facilities would be deemed to be level 1 and level 3, respectively, as defined in Note 4.

As of December 31, 2012, $3.3 million of financing costs related to the Revolving Facility, $1.5 million of financing costs related to the Notes and $1.7 million of financing costs related to the Term Loan Facility have been capitalized and are being amortized over their respective terms. For the three months ended December 31, 2012, we recorded $2.3 million of interest and financing expenses, of which $0.3 million was attributable to interest related to the Revolving Facility, $0.3 million to commitment fees related to the Revolving Facility, $0.7 million to interest related to the Notes, $0.7 million to interest related to the Term Loan Facility and $0.3 million of amortization of deferred financing costs. As of December 31, 2012, there was $44.0 million outstanding under the Revolving Facility, $80.5 million outstanding under the Term Loan Facility and $40.0 million in aggregate principal amount of the Notes were outstanding. For the three months ended December 31, 2012, our weighted average outstanding debt balance and our weighted average stated interest rate was $134.9 million and 5.10%, respectively. This weighted average stated interest rate reflects the average interest rate for all outstanding borrowings. As of December 31, 2011, $1.3 million of financing costs related to the Facility have been capitalized and are being amortized over the term of the Facility. For the three months ended December 31, 2011, we recorded $0.2 million of interest expense and $0.1 million of amortization of deferred financing costs related to the Facility. As of December 31, 2011, there was $32.6 million outstanding under the Facility.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6. Agreements

Investment Management Agreement

On January 19, 2011, the Company entered into an investment management agreement (the “Management Agreement”) with MCC Advisors. Pursuant to the Management Agreement, MCC Advisors implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. MCC Advisors is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay MCC Advisors a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

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

The incentive fee consists of the following two parts:

The first, payable quarterly in arrears is based on our pre-incentive fee net investment income for the immediately preceding calendar quarter and will be 20.0% of the amount, if any, by which our pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% (which is 8.0% annualized) hurdle rate, measured as a percentage value of the preceding calendar quarter’s net assets and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, MCC Advisers receives no incentive fee until our net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up”, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our investment adviser will receive 20% of our pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter including the base management fee, expenses payable under the administration agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses, unrealized capital appreciation, unrealized capital depreciation or excise tax expense. Since the hurdle rate is fixed, as interest rates rise, it will be easier for the MCC Advisors to surpass the hurdle rate and receive an incentive fee based on net investment income.

The second component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Management Agreement, as of the termination date) and equals 20.0% of our cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments are previously made to MCC Advisers.

The Company calculates incentive fee as if the Company had realized all assets at their fair values and liabilities at their settlement amounts as of the reporting date. Accordingly, the Company accrues a provisional incentive fee taking into account any unrealized gains. As the provisional incentive fee is subject to the performance of investments until there is a realization event, the amount of provisional incentive fee accrued at a reporting date may vary from the incentive fee that is ultimately paid, and the differences could be material.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

For the three months ended December 31, 2012 and 2011, the Company incurred net base management fees payable to MCC Advisors of $2.1 million and $1.0 million, respectively. For the three months ended December 31, 2012 and 2011, we incurred $2.4 million and $1.2 million in incentive fees related to pre-incentive fee net investment income, respectively.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by our administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three months ended December 31, 2012 and 2011, we incurred $0.5 million and $0.3 million in administrator expenses, respectively.

Note 7. Related Party Transactions

Loan Participations

As discussed in Note 1, the Loan Assets contributed to the Company by MOF LP and MOF LTD upon consummation of the Company’s IPO were in the form of loan participations with an affiliated entity managed by affiliates of MCC Advisors. On June 30, 2011, the Company cancelled its participation agreements with an affiliate and executed loan assignment agreements for its investments in Bennu Glass, Inc., Velum Global Credit Management LLC and Water Capital USA, Inc. The Company is now a direct lender of record to these borrowers.

The Company holds its investment in Geneva Wood Fuels LLC through a participation agreement with an affiliated entity, which represents 1.2% of the Company’s investments as of December 31, 2012. By virtue of owning loans through a participation agreement, the Company has a contractual relationship with the affiliate, not the borrower. As a result, the Company is subject to the credit risk of the affiliate as well as that of the borrower. As of December 31, 2012, the principal amount related to this loan participation was $7.5 million and for the three months ended December 31, 2012 and December 31, 2011, total investment income related to this loan participation was $0.3 million and $0.3 million, respectively.

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 8. Commitments and Contingencies

As of December 31, 2012, we had commitments under loan and financing agreements to fund up to $9.4 million to five portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. As of September 30, 2012, we had commitments under loan and financing agreements to fund up to $17.3 million to six portfolio companies. These commitments are primarily composed of senior secured term loans and preferred equity. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Note 9. Directors Fees

The independent directors receive an annual fee of $35,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended December 31, 2012 and 2011, we accrued $0.1 million and $0.1 million for directors’ fees expense, respectively.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended December 31, 2012 and 2011 (dollars in thousands except share and per share amounts):

Basic and diluted	Three months ended December 31, 2012	Three months ended December 31, 2011
Net increase in net assets from operations	$9,613	$4,389
Weighted average common shares outstanding	24,767,375	17,320,468
Earnings per common share-basic and diluted	$0.39	$0.25

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 11. Financial Highlights

The following is a schedule of financial highlights for the three months ended December 31, 2012 and 2011:

	For the three months ended
	December 31, 2012	December 31, 2011
Per share data:
Net asset value per share at beginning of period	$12.52	$12.57

Issuance of common stock, net of underwriting costs	0.13	-
Shares issued pursuant to dividend reinvestment plan	0.00	-
Offering cost	(0.01)	-
Net investment income (1)	0.39	0.28
Net realized gains on investments	0.01	0.00
Net unrealized appreciation/(depreciation) on investments	(0.01)	(0.03)
Other (2)	0.02	0.00
Net increase in net assets	0.53	0.25

Distributions declared from net investment income	(0.36)	(0.25)
Distributions declared from net realized capital gains	-	-
Total distributions to stockholders	(0.36)	(0.25)

Net asset value at end of period	$12.69	$12.57
Net assets at end of period	$363,747,895	$217,711,796
Shares outstanding at end of period	28,662,049	17,320,468

Per share market value at end of period	$14.56	$10.40
Total return based on market value (3)	6.32%	5.62%
Total return based on net asset value (4)	4.14%	2.37%
Portfolio turnover rate	3.84%	1.57%

The following is a schedule of ratios and supplemental data for the three months ended December 31, 2012 and 2011:

	For the three months ended
	December 31, 2012	December 31, 2011
Ratios: (5) (6)
Ratio of net investment income net of management fee waiver to average net assets	14.00%	8.75%
Ratio of incentive fees to average net assets	3.50%	2.20%
Ratio of total expenses net of management fee waiver to average net assets	11.80%	6.21%

Supplemental Data:
Ratio of operating expenses net of management fee waiver to average net assets	4.92%	3.50%
Ratio of credit facility related expenses to average net assets	3.37%	0.52%
Average debt outstanding (7)	$134,852,174	$-
Average debt outstanding per common share	$5.44	$-
Asset coverage ratio per unit (8)	3,211	7,678
Average market value per unit (9)
Facilities	n/a	n/a
Senior notes	$26.05	n/a

(1)	Net investment income based on total weighted average common stock outstanding equals $0.39 per share for the three months ended December 31, 2012 and net investment income excluding management fee waiver based on total weighted average common stock outstanding equals $0.27 per share for the three months ended December 31, 2011. MCC Advisors agreed to waive the base management fee payable with respect to cash and cash equivalents held by the Company through December 31, 2011.
(2)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(4)	Total annual return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(5)	Ratios are annualized.
(6)	For the three months ended December 31, 2012, excluding the management fee waiver, the ratio of net investment income, operating expenses, incentive fees, credit facility related expenses and total expenses to average net assets is 14.00%, 4.92%, 3.50%, 3.37% and 11.80%, respectively. For the three months ended December 31, 2011, excluding the management fee waiver, the ratio of net investment income, operating expenses, incentive fees, credit facility related expenses and total expenses to average net assets is 8.74%, 3.57%, 2.20% 0.52% and 6.29%, respectively.
(7)	Based on daily weighted average balance of debt outstanding during the period.
(8)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(9)	The Facilities are not registered for public trading.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

The following table summarizes the Company’s dividend declarations and distributions during the three months ended December 31, 2012 and 2011:

Date Declared	Record Date	Payment Date	Amount Per Share

For the three months ended December 31, 2012
11/1/2012	11/23/2012	12/14/2012	0.36
			$0.36

Date Declared	Record Date	Payment Date	Amount Per Share

For the three months ended December 31, 2011
11/29/2011	12/15/2011	12/30/2011	0.25
			$0.25

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended December 31, 2012, except as disclosed below.

In January 2013, the Company closed on a $3.3 million investment in the senior secured notes of Interface Security Systems Holdings, Inc. Headquartered in St. Louis, Missouri, Interface Security Systems Holdings, Inc. is a national provider of physical security and secured managed network services to primarily large, commercial multi-site customers and provides the most comprehensive IP technology-enabled managed security solution in the market. The notes have a fixed coupon of 9.25% cash, with principal due at maturity in January 2018.

In January 2013, the Company invested an additional $5.6 million in the senior secured notes of Sizzling Platter, LLC. The additional investment has a fixed coupon of 12.25% cash, with principal due at maturity in April 2016.

In January 2013, the Company invested an additional $5.0 million in the senior secured notes of U.S. Well Services LLC. The additional investment has a fixed coupon of 14.50% cash, with principal due at maturity in February 2017.

On January 23, 2013, the company closed an additional $37.5 million of commitments to its senior secured revolving credit facility and senior secured term loan credit facility. Total commitments to the Facilities are $300 million, comprised of $200 million committed to the Revolving Facility and $100 million committed to the Term Loan Facility. With these additional commitments the Company has exercised the aggregate accordion feature permitting subsequent increases to the Facilities up to an aggregate maximum amount of $300 million.

On January 30, 2013, the Company’s board of directors declared a quarterly dividend of $0.36 per share payable on March 15, 2013, to stockholders of record at the close of business on February 27, 2013.

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

Our investment objective is to generate current income and capital appreciation by lending directly and indirectly to privately-held middle market companies to help these companies fund acquisitions, growth or refinancing. Our portfolio generally consists of senior secured first lien term loans and senior secured second lien term loans. In many of our investments, we receive warrants or other equity participation features which we believe will increase the total investment returns.

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

Portfolio and Investment Activity

As of December 31, 2012, our portfolio consisted of investments in 46 portfolio companies with a fair value of approximately $520.7 million. During the three months ended December 31, 2012, we invested $117.2 million in eleven new portfolio companies and $16.0 million in seven existing portfolio companies, and we had $16.8 million in aggregate amount of exits and repayments, resulting in net investments of $116.4 million for the period. During the three months ended December 31, 2011, including unsettled transactions, we invested $47.8 million in six new portfolio companies and $4.7 million in two existing portfolio companies. Also, during the three months ended December 31, 2011, we had $3.4 million in aggregate amount of exits and repayments, resulting in net investments of $49.1 million for the period.

As of December 31, 2012, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $11.4 million and $11.3 million, and $25.4 million and $25.4 million, respectively, and the Company had approximately $1.7 million of cash and cash equivalents.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of December 31, 2012 (dollars in thousands):

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Senior Secured First Lien Term Loans	$264,198	50.4%	$260,654	49.9%
Senior Secured Second Lien Term Loans	178,935	34.2	178,026	34.1
Senior Secured Notes	77,192	14.7	78,612	15.0
Equity/Warrants	1,807	0.4	3,402	0.7
Cash and Cash Equivalents	1,667	0.3	1,667	0.3
Total	$523,799	100.0%	$522,361	100.0%

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

As of December 31, 2012, the weighted average loan to value ratio (“LTV”) of our portfolio investments was approximately 55.5%. We believe that the LTV ratio for a portfolio investment is a useful indicator of the riskiness of the portfolio investment, or its likelihood of default. As part of our investment strategy, we seek to structure transactions with downside protection and seek LTVs of lower than 65%. We regularly evaluate the LTV of our portfolio investments and believe that LTV is a useful indicator for management and investors.

As of December 31, 2012, our income-bearing investment portfolio, which represented nearly 99.3% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 14.0%, and 43.3% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 56.7% bore interest at fixed rates.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2012 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$22,772	4.4%
2	455,687	87.5
3	42,235	8.1
4	—	—
5	—	—
Total	$520,694	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2012 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$17,230	4.3%
2	354,577	88.2
3	30,142	7.5
4	—	—
5	—	—
Total	$401,949	100.0%

Results of Operations

Operating results for the three months ended December 31, 2012 and 2011 are as follows (dollars in thousands):

	For the three months ended
	December 31, 2012	December 31, 2011
Total investment income	$17,719	$8,229
Total expenses, net	8,102	3,402
Net investment income before excise taxes	9,617	4,827
Excise tax expense	—	(36)
Net investment income	9,617	4,791
Net realized gains (losses)	222	112
Net unrealized gains (losses)	(226)	(514)
Net increase in net assets resulting from operations	$9,613	$4,389

Investment Income

For the three months ended December 31, 2012, investment income totaled $17.7 million, of which $14.8 million was attributable to portfolio interest and $2.9 million to other fee income.

For the three months ended December 31, 2011, investment income totaled $8.2 million, of which $7.1 million was attributable to portfolio interest and $1.1 million to other fee income.

Operating Expenses

Operating expenses for the three months ended December 31, 2012 and 2011 were as follows (dollars in thousands):

	For the years ended
	December 31, 2012	December 31, 2011
Base management fees	$2,096	$1,045
Incentive fees	2,404	1,207
Administrator expenses	522	296
Professional fees	292	292
Interest and financing expenses	2,317	282
Directors fees	113	115
Insurance	67	105
General and administrative	291	102
Expenses before management fee waiver (1)	$8,102	$3,444

(1) For the three months ended December 31, 2012, there was no waiver of management fees.

For the three months ended December 31, 2012, total operating expenses before manager expense waiver and reimbursement increased $4.7 million, or 135.3%, compared to the three months ended December 31, 2011.

Interest and financing expenses were higher in the three months ended December 31, 2012 than the three months ended December 31, 2011 as a result of our closing on a four-year senior secured revolving credit facility, issuing $40.0 million in aggregate principal amount of 7.125% senior notes that mature on March 30, 2019, and entering into a new five-year senior secured term loan credit facility.

Excluding interest and financing expenses, expenses increased for the three months ended December 31, 2012 due to an increase in base management fees, incentive fees, administrative service fees and general administrative expenses. Base management fees, which are calculated based on average gross assets, increased due to the growth in the portfolio throughout the period. The incentive fee increased as a result of the increase in pre-incentive fee net investment income.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended December 31, 2012 and 2011, we recognized $0.2 million and $0.1 million realized gains on our portfolio investments, respectively.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended December 31, 2012 and 2011, we had $0.2 million and $0.5 million of unrealized depreciation, respectively, on portfolio investments.

Changes in Net Assets from Operations

For the three months ended December 31, 2012, we recorded a net increase in net assets resulting from operations of $9.6 million versus a net increase in net assets resulting from operations of $4.4 million for the three months ended December 31, 2011. The difference is attributable to an increase in total investment income offset by an increase in total operating expenses, resulting from portfolio growth and a decrease in net unrealized depreciation for the three months ended December 31, 2012, as compared to the same period in the prior year. Based on 24,767,375 and 17,320,468 weighted average common shares outstanding for the three months ended December 31, 2012 and 2011, respectively, our per share net increase in net assets resulting from operations was $0.39 for the three months ended December 31, 2012 versus a per share net increase in net assets from operations of $0.25 for the three months ended December 31, 2011.

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

On March 21, 2012, we issued $40.0 million in aggregate principal amount of 7.125% senior notes that mature on March 30, 2019 (the “Notes”). The Notes may be redeemed in whole or in part at any time or from time to time at our option on or after March 30, 2015. The Notes bear interest at a rate of 7.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MCQ”. As of December 31, 2012, $40.0 million in aggregate principal amount of the Notes were outstanding.

On August 24, 2012, we completed a public offering of 5,750,000 shares, including the underwriters’ full exercise of the over-allotment option, of our common stock at a public offering price of $12.95 per share, raising approximately $71.9 million in net proceeds.

On August 31, 2012, we entered into Amendment No. 1 to the senior secured revolving credit facility (the “Revolving Facility”), and entered into a new senior secured term loan credit facility, (the “Term Loan Facility”), and together with the Revolving Facility (the “Facilities”) with ING Capital LLC.

Amendment No. 1 to the Revolving Facility revised the Senior Secured Revolving Credit Agreement, dated August 4, 2011, to, among other things, increase the amount available for borrowing from $125.0 million to $132.5 million; permit the Term Loan Facility; and extend the maturity date from August 4, 2015 to August 31, 2016. Amendment No. 1 to the Revolving Facility also changed the interest rate of the Revolving Facility from (a) Eurocurrency loans from LIBOR + 3.75% per annum, with a 1% LIBOR floor, to (i) when our stockholders’ equity is less than or equal to $350.0 million and the step-down condition is not satisfied, LIBOR plus 3.75% per annum, with no LIBOR floor, and (ii) when our stockholders’ equity exceeds $350.0 million and the step-down condition is satisfied, LIBOR plus 3.25% per annum, with no LIBOR floor, and (b) alternative base rate loans based, or ABR, on 2.75% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5%, LIBOR for a period of three months plus 1% or the ABR Floor of 2% to (i) when our stockholders’ equity is less than or equal to $350.0 million and the step-down condition is not satisfied, 2.75% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5% or LIBOR for a period of three months plus 1%, and (ii) when our stockholders’ equity exceeds $350.0 million and the step-down condition is satisfied, 2.25% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5% or LIBOR for a period of three months plus 1%. As of December 31, 2012, there was $44.0 million outstanding under the Revolving Facility.

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

On December 3, 2012, we completed a public offering of 5,000,000 shares of our common stock at a public offering price of $13.75 per share, raising approximately $66.0 million in net proceeds. On December 19, 2012, we sold an additional 495,263 shares of our common stock at a public offering price of $13.75 per share, raising approximately $6.5 million in net proceeds, pursuant to the underwriters’ partial exercise of the over-allotment option.

On December 7, 2012, we entered into Amendment No. 2 to the Revolving Facility, and entered into Amendment No. 1 to the Term Loan Facility.

Amendment No. 2 to the Revolving Facility revised the Senior Secured Revolving Credit Agreement, dated August 4, 2011, as amended by Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, to, among other things, increase the amount available for borrowing from $137.5 million to $182.0 million.

Amendment No. 1 to the Term Loan Facility revised the Senior Secured Term Loan Credit Agreement, dated August 31, 2012, to, among other things, increase the amount available for borrowing from $55.0 million to $80.5 million. The Term Loan Facility matures on August 31, 2017, bears interest at LIBOR plus 4.00% (with no LIBOR floor, rounded upwards, if necessary, to the next 1/16 of 1%).

As of December 31, 2012, we had $1.7 million in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. A proposal, approved by our stockholders at our February 2012 Annual Meeting of Stockholders, authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings (subject to certain conditions, including that the number of shares issued in such offerings does not exceed 25% of our then outstanding common stock, at a price below, but no more than 20% below, our then current net asset value) for a period expiring on the earlier of the anniversary of the date of the 2012 Annual Meeting or the date of our 2013 Annual Meeting of Stockholders, which will be held on February 12, 2013. At our 2013 Annual Meeting of Stockholders, we are seeking similar approval from our stockholders to issue shares below the then current net asset value for a period beginning with our 2013 Annual Meeting of Stockholders and expiring on the earlier of the anniversary of the date of the 2013 Annual Meeting of Stockholders or the date of the 2014 Annual Meeting of Stockholders.

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

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on our balance sheet. As of December 31, 2012, we had commitments under loan and financing agreements to fund up to $9.4 million to five portfolio companies. These commitments are primarily composed of senior secured term loans and preferred equity. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at December 31, 2012 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving Facility	$44,000	$-	$-	$44,000	$-
Term Loan Facility	80,500	-	-	80,500	-
7.125% Senior Notes	40,000	-	-	-	40,000
Total contractual obligations	$164,500	$-	$-	$124,500	$40,000

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

The investment management agreement also provides that MCC Advisors is entitled to an incentive fee of 20.0%. The incentive fee consists of two parts: (1) the first component, which is payable quarterly in arrears, equals 20.0% of the excess, if any, of the pre-incentive fee net investment income over a hurdle rate (2.0% quarterly) and subject to a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, MCC Advisors receives no incentive fee until our net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up”, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, MCC Advisors will receive 20% of our pre-incentive fee net investment income as if the hurdle rate did not apply; and (2) the second component, which is payable in arrears at the end of each calendar year (or upon termination of the investment management agreement, as of the termination date), commencing with the year ending December 31, 2011, equals 20.0% of our cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to MCC Advisers.

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

Recent Developments

In January 2013, the Company closed on a $3.3 million investment in the senior secured notes of Interface Security Systems Holdings, Inc. Headquartered in St. Louis, Missouri, Interface Security Systems Holdings, Inc. is a national provider of physical security and secured managed network services to primarily large, commercial multi-site customers and provides the most comprehensive IP technology-enabled managed security solution in the market. The notes have a fixed coupon of 9.25% cash, with principal due at maturity in January 2018.

In January 2013, the Company invested an additional $5.6 million in the senior secured notes of Sizzling Platter, LLC. The additional investment has a fixed coupon of 12.25% cash, with principal due at maturity in April 2016.

In January 2013, the Company invested an additional $5.0 million in the senior secured notes of U.S. Well Services LLC. The additional investment has a fixed coupon of 14.50% cash, with principal due at maturity in February 2017.

On January 23, 2013, the company closed an additional $37.5 million of commitments to its senior secured revolving credit facility and senior secured term loan credit facility. Total commitments to the Facilities are $300 million, comprised of $200 million committed to the Revolving Facility and $100 million committed to the Term Loan Facility. With these additional commitments the Company has exercised the aggregate accordion feature permitting subsequent increases to the Facilities up to an aggregate maximum amount of $300 million.

On January 30, 2013, the Company’s board of directors declared a quarterly dividend of $0.36 per share payable on March 15, 2013, to stockholders of record at the close of business on February 27, 2013.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended December 31, 2012, we did not engage in hedging activities.

As of December 31, 2012, 43.3% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate floor as of December 31, 2012 was as follows:

	December 31, 2012
	Fair Value (thousands)	% of Floating Rate Portfolio
Under 1%	$25,470	11.4%
1% to under 2%	174,340	77.8
2% to under 3%	24,240	10.8
Total	$224,050	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2012, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase (1)	Interest Income (thousands)	Interest Expense (thousands)	Net Increase (Decrease) (thousands)
100	$334	$1,245	$(911)
200	2,032	2,490	(458)
300	4,272	3,735	537
400	6,534	4,980	1,554
500	8,796	6,225	2,571

As of September 30, 2012, 45.2% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate floor as of September 30, 2012 was as follows:

	September 30, 2012
	Fair Value (thousands)	% of Floating Rate Portfolio
Under 1%	$25,148	13.9%
1% to under 2%	128,705	71.3
2% to under 3%	26,627	14.8
Total	$180,480	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2012, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase (1)	Interest Income (thousands)	Interest Expense (thousands)	Net Increase (Decrease) (thousands)
100	$333	$700	$(367)
200	1,692	1,400	292
300	3,496	2,100	1,396
400	5,321	2,800	2,521
500	7,146	3,500	3,646

(1)	A hypothetical decline in interest rates would not have a material impact on our financial statements.

Item 4: Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1: Legal Proceedings.

Neither we nor any of our subsidiaries is currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A:   Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K filed with the SEC on December 10, 2012 which could materially affect our business, financial condition and/or operating results.  Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2012.

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3:   Defaults Upon Senior Securities.

None.

Item 4:   Mine Safety Disclosures.

None.

Item 5:   Other Information.

None.

Item 6:   Exhibits.

EXHIBIT INDEX

Number	Description

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 6, 2013	Medley Capital Corporation.

	By	/s/ Brook Taube
Brook Taube Chief Executive Officer (Principal Executive Officer)

Dated: February 6, 2013	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

