Form 10-Q
period 2013-03-31
Medley Capital Corp
filed 2013-05-02
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 2, 2013, the Registrant had 28,703,397 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Financial Statements

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	March 31, 2013	September 30, 2012
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $585,654,029 and $394,482,053, respectively)	$585,281,844	$393,741,357
Affiliated investments (amortized cost of $8,972,902 and $8,678,596, respectively)	8,881,628	8,208,006
Total investments at fair value	594,163,472	401,949,363
Cash and cash equivalents	29,659,552	4,893,616
Interest receivable	7,022,115	3,940,148
Deferred financing costs, net	7,599,009	4,651,724
Fees receivable	840,000	-
Other assets	230,282	232,496
Deferred offering costs	331,859	103,671

Total assets	$639,846,289	$415,771,018

LIABILITIES
Revolving credit facility payable	$26,100,000	$15,000,000
Term loan payable	105,000,000	55,000,000
Notes payable	103,500,000	40,000,000
Payable for investments purchased	30,740,575	10,212,300
Management and incentive fees payable, net	5,132,953	3,514,772
Accounts payable and accrued expenses	1,261,715	924,152
Administrator expenses payable	579,736	465,412
Deferred revenue	116,520	173,627
Interest and fees payable	1,654,639	1,048,205
Due to affiliate (See note 7)	38,008	13,246
Accrued organizational costs	42,559	-
Offering costs payable	198,505	80,073

Total liabilities	$274,365,210	$126,431,787

NET ASSETS
Common stock, par value $.001 per share, 100,000,000 common shares authorized,
28,703,397 and 23,110,242 common shares issued and outstanding, respectively	$28,703	$23,110
Capital in excess of par value	358,651,029	285,012,499
Accumulated undistributed net investment income	6,935,179	5,559,635
Accumulated net realized gain (loss) from investments	329,627	(44,727)
Net unrealized appreciation (depreciation) on investments	(463,459)	(1,211,286)
Total net assets	365,481,079	289,339,231

Total liabilities and net assets	$639,846,289	$415,771,018

NET ASSET VALUE PER SHARE	$12.73	$12.52

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended March 31		For the six months ended March 31
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/Non-affiliated investments	$16,339,659	$6,929,546	$30,810,626	$12,467,276
Affiliated investments	367,177	1,534,991	735,713	3,089,062
Total interest income	16,706,836	8,464,537	31,546,339	15,556,338
Interest from cash and cash equivalents	2,412	889	3,515	2,732
Other fee income	3,498,191	1,507,914	6,377,067	2,643,470
Total investment income	20,207,439	9,973,340	37,926,921	18,202,540

EXPENSES
Base management fees	2,533,841	1,238,679	4,629,797	2,283,946
Incentive fees	2,599,111	1,352,171	5,003,393	2,558,833
Interest and financing expenses	2,933,456	827,391	5,250,742	1,109,417
Administrator expenses	569,380	382,238	1,091,424	678,484
Professional fees	548,589	340,524	840,702	632,628
Directors fees	131,125	131,125	243,661	246,379
Insurance	73,323	117,405	140,759	221,819
General and administrative	273,559	175,124	564,261	276,827
Organizational expense	148,611	-	148,611	-
Expenses before management fee waiver	9,810,995	4,564,657	17,913,350	8,008,333
Management fee waiver	-	-	-	(41,126)
Total expenses net of management fee waiver	9,810,995	4,564,657	17,913,350	7,967,207
Net investment income before excise taxes	10,396,444	5,408,683	20,013,571	10,235,333
Excise tax expense	-	-	-	(35,501)
NET INVESTMENT INCOME	10,396,444	5,408,683	20,013,571	10,199,832

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	152,434	(2,953)	374,354	108,568
Net unrealized appreciation/(depreciation) on investments	974,271	432,333	747,827	(81,119)
Net gain/(loss) on investments	1,126,705	429,380	1,122,181	27,449

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$11,523,149	$5,838,063	$21,135,752	$10,227,281

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.40	$0.34	$0.79	$0.59
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.36	$0.31	$0.75	$0.59
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 10)	28,669,859	17,320,468	26,697,175	17,320,468

DIVIDENDS DECLARED PER COMMON SHARE	$0.36	$0.28	$0.72	$0.53

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the six months ended March 31, 2013	For the six months ended March 31, 2012
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$20,013,571	$10,199,832
Net realized gain/(loss) from investments	374,354	108,568
Net change in unrealized appreciation/(depreciation) on investments	747,827	(81,119)
Net increase/(decrease) in net assets from operations	21,135,752	10,227,281
SHAREHOLDER DISTRIBUTIONS:
Distributions declared from income ($0.72 and $0.53 per share, respectively)	(18,638,027)	(9,179,848)
Net decrease in net assets from shareholder distributions	(18,638,027)	(9,179,848)
CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net of underwriting costs	73,914,219	-
Offering costs	(270,096)	-
Net increase in net assets from common share transactions	73,644,123	-
Total increase/(decrease) in net assets	76,141,848	1,047,433
Net assets at beginning of period	289,339,231	217,652,696
Net assets at end of period including accumulated net investment income of $6,935,179 and $5,559,635, respectively	$365,481,079	$218,700,129

Net asset value per common share	$12.73	$12.63
Common shares outstanding at end of period	28,703,397	17,320,468

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the six months ended March 31, 2013	For the six months ended March 31, 2012
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$21,135,752	$10,227,281
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM
OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(4,088,581)	(1,549,877)
Net amortization of premium (discount) on investments	(367,145)	19,197
Amortization of deferred financing costs	606,053	238,545
Net realized (gain) loss from investments	(374,354)	(108,568)
Net unrealized (appreciation) depreciation on investments	(747,827)	81,119
Proceeds from sale and redemption of investments	92,094,021	16,279,168
Purchase of investments	(278,730,223)	(121,772,663)
(Increase) decrease in operating assets:
Interest receivable	(3,081,967)	(801,706)
Fees receivable	(840,000)	-
Other assets	2,214	611,752
Increase (decrease) in operating liabilities:
Payable for investments purchased	20,528,275	-
Accounts payable and accrued expenses	337,563	244,444
Management and incentive fees payable, net	1,618,181	1,107,099
Administrator expenses payable	114,324	35,945
Interest and fees payable	606,434	329,970
Deferred revenue	(57,107)	23,702
Due to affiliate	24,762	79,517
Accrued organizational costs	42,559	-
NET CASH USED BY OPERATING ACTIVITIES	(151,177,066)	(94,955,075)

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting costs	73,914,219	-
Offering cost paid	(379,854)	(82,586)
Borrowings on debt	252,600,000	101,600,000
Paydowns on debt	(128,000,000)	(10,700,000)
Financing cost paid	(3,553,338)	(1,947,273)
Payments of cash dividends	(18,638,025)	(9,179,848)
NET CASH PROVIDED BY FINANCING ACTIVITIES	175,943,002	79,690,293

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,765,936	(15,264,782)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,893,616	17,201,643
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,659,552	$1,936,861

Supplemental Information:
Interest paid during the period	$4,000,858	$540,901
Supplemental non-cash information
Paid-in-kind interest income	$4,088,581	$1,549,877
Net amortization of premium (discount) on investments	$367,145	$(19,197)
Amortization of deferred financing costs	$(606,053)	$(238,545)
Issuance of common stock in connection with dividend reinvestment plan	$1,376,747	$-

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

March 31, 2013

(unaudited)

Company (1)	Industry	Interest	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)	LTV (5) (unaudited)

Non-controlled/Non-affiliated Investments - 160.2% (3)
Senior Secured First Lien Term Loans
Revstone Aero LLC	Aerospace & Defense	15.29% (LIBOR + 12.00% Cash, 3.00% PIK)	6/30/2013	$15,348,547	$15,148,158	$15,316,005	4.2%	58.3%
Revstone Aero LLC (fee note) (7)	Aerospace & Defense	81.38% (7)	6/30/2013	500,000	252,987	431,024	0.1%	58.3%
ARBOC Specialty Vehicles LLC	Automobile	13.50% (LIBOR + 12.50% Cash, 1.00% LIBOR Floor)	3/21/2018	25,000,000	25,000,000	25,000,000	6.8%	50.4%
HGDS Acquisition LLC	Business Services	15.70% (LIBOR + 12.0% Cash, 3.5% PIK)	3/28/2018	13,505,250	13,505,250	13,505,250	3.7%	30.2%
BayDelta Maritime LLC (term loan)	Cargo Transport	13.75% (11.25% Cash, 2.50% Deferred)	6/30/2016	6,669,293	6,560,188	6,741,230	1.8%	21.9%
BayDelta Maritime LLC (fee note) (7)	Cargo Transport	14.88% (7)	6/30/2016	250,000	159,251	159,251	0.0%	21.9%
Bennu Glass, Inc.	Containers, Packaging and Glass	15.00%	4/30/2015	5,000,000	5,004,561	5,000,000	1.4%	22.5%
Tenere Acquisition Corp.	Diversified/Conglomerate Manufacturing	13.00% (11% Cash, 2.00% PIK)	12/15/2017	9,054,120	9,054,120	9,180,348	2.5%	54.3%
Velum Global Credit Management LLC	Finance	15.00%	3/31/2014	10,000,000	10,073,793	10,000,000	2.7%	22.8%
Water Capital USA, Inc.	Finance	14.00% (7.00% Cash, 7.00% PIK)	1/3/2015	24,274,579	24,274,579	24,274,579	6.6%	6.6%
The Great Atlantic & Pacific Tea Company, Inc.	Grocery	11.00% (LIBOR + 9.00%, 2.00% LIBOR Floor)	3/13/2017	7,920,000	7,920,000	7,895,711	2.2%	14.7%
Calloway Laboratories, Inc. (term loan A)	Healthcare, Education and Childcare	12.00% PIK	9/30/2014	4,070,396	4,065,818	3,968,642	1.1%	25.5%
Calloway Laboratories, Inc. (term loan B)	Healthcare, Education and Childcare	12.00% PIK	9/30/2014	15,326,694	15,148,569	11,724,936	3.2%	95.4%
Calloway - Willow Street Medical Laboratory LLC	Healthcare, Education and Childcare	12.00% PIK	9/30/2014	3,968,696	3,968,696	3,274,192	0.9%	41.7%
Meridian Behavioral Health LLC (term Loan A)	Healthcare, Education and Childcare	14.00%	11/14/2016	6,139,141	5,707,795	6,294,484	1.7%	36.4%
Meridian Behavioral Health LLC (term Loan B)	Healthcare, Education and Childcare	14.00%	11/14/2016	3,750,000	3,750,000	3,750,000	1.0%	36.4%
American Gaming Systems LLC	Hotels, Motels, Inns and Gaming	11.50% (LIBOR + 10.00%, 1.50% LIBOR Floor)	8/15/2016	10,750,000	10,750,000	10,735,632	2.9%	77.1%
Modern VideoFilm, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	13.50% (LIBOR + 9% Cash, 3% PIK, 1.50% LIBOR Floor)	9/25/2017	11,320,469	11,009,879	10,476,269	2.9%	67.5%
Strike Holdings LLC	Leisure, Amusement, Motion Pictures, Entertainment	13.00% (LIBOR + 10.0% Cash, 2.0% PIK, 1.0% LIBOR Floor)	8/31/2017	15,937,324	15,937,324	16,019,512	4.4%	59.5%
Harrison Gypsum LLC	Mining, Steel, Iron and Nonprecious Metals	10.50% (LIBOR + 8.50% Cash, .50% PIK, 1.50% LIBOR Floor)	12/21/2017	24,654,552	24,654,552	24,725,383	6.8%	67.8%
Brantley Transportation LLC	Oil and Gas	14.00% (LIBOR + 10.0% Cash, 2.5% PIK, 1.5% LIBOR Floor)	8/2/2017	10,804,399	10,804,399	10,804,399	3.0%	63.6%
Geneva Wood Fuels LLC (4)	Personal and Nondurable Consumer Products (Manufacturing Only)	15.00% (4.5% Cash, 10.5% PIK)	12/31/2014	8,199,184	8,143,385	5,902,271	1.6%	N/A
Physicians Care Alliance LLC (term loan)	Personal and Nondurable Consumer Products (Manufacturing Only)	11.00% (10% Cash, 1.00% PIK)	12/28/2017	15,773,675	15,773,675	15,948,678	4.4%	31.4%
Physicians Care Alliance LLC (revolver)	Personal and Nondurable Consumer Products (Manufacturing Only)	N/A (8)	12/28/2017	-	-	-	0.0%	N/A
Cenegenics LLC	Personal, Food and Miscellaneous Services	12.25% (10% Cash, 2.25% PIK)	12/20/2017	19,826,669	19,826,669	19,888,098	5.5%	49.7%
FC Operating LLC	Retail Stores	12.00% (LIBOR + 10.75%, 1.25% LIBOR Floor)	11/14/2017	11,500,000	11,500,000	11,543,132	3.2%	70.8%
Total Senior Secured First Lien Term Loans				$279,542,988	$277,993,648	$272,559,026

Senior Secured Second Lien Term Loans
Aurora Flight Sciences Corporation	Aerospace & Defense	13.25% (11.25% Cash, 2.00% PIK)	3/16/2014	$15,648,072	$15,648,072	$15,760,464	4.3%	35.1%
Kelley Amerit Holdings, Inc.	Business Services	12.20% (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK)	12/21/2016	9,074,626	9,074,626	8,969,062	2.5%	52.1%
Prestige Industries LLC	Business Services	13.00% (10.00% Cash, 3.00% PIK)	1/31/2017	5,938,653	5,810,516	5,404,171	1.5%	91.5%
SESAC HOLDCO II	Business Services	10.00% (LIBOR + 8.75%, 1.25% LIBOR Floor)	7/12/2019	2,500,000	2,462,888	2,556,242	0.7%	46.0%
Taylored Freight Services LLC	Business Services	13.00% (LIBOR + 9.5% Cash, 2.0% PIK, 1.5% LIBOR Floor)	11/2/2017	14,092,785	14,092,785	14,195,777	3.9%	61.3%
YRCW Receivables LLC	Cargo Transport	11.25% (LIBOR + 9.75%, 1.50% LIBOR Floor)	9/30/2014	4,872,784	4,773,131	4,860,000	1.3%	73.8%
RCS Management Corporation & Specialized Medical Services, Inc.	Diversified/Conglomerate Service	13.00% ( LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)	9/23/2015	25,410,072	25,410,072	25,652,162	7.0%	62.7%
Aderant North America, Inc.	Electronics	10.00% (LIBOR + 8.75%, 1.25% LIBOR Floor)	6/20/2019	4,550,000	4,550,000	4,550,000	1.3%	59.3%
Caregiver Services, Inc.	Healthcare, Education and Childcare	14.45% (12.45% Cash, 2.00% PIK)	12/29/2017	15,205,389	15,205,389	15,215,355	4.2%	59.9%
Sequel Youth and Family Services LLC	Healthcare, Education and Childcare	14.00%	12/23/2014	10,500,000	10,500,000	10,576,569	2.9%	36.6%
Travelclick, Inc.	Hotels, Motels, Inns and Gaming	9.75% (LIBOR + 8.50% Cash, 1.25% LIBOR Floor)	3/26/2018	15,000,000	15,000,000	15,000,000	4.1%	62.5%
Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	11.00% (1.50% Base + 9.50% Spread)	1/3/2019	6,000,000	6,000,000	6,069,584	1.7%	67.1%
Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	10.25% (LIBOR + 9.0% Cash, 1.25% LIBOR Floor)	1/3/2019	2,000,000	1,981,826	1,961,066	0.5%	67.1%
Reddy Ice Corporation	Personal and Nondurable Consumer Products (Manufacturing Only)	10.75% (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)	10/1/2019	17,000,000	17,000,000	16,660,000	4.6%	67.9%
Santa Cruz Nutritional	Personal and Nondurable Consumer Products (Manufacturing Only)	14.50%	5/25/2015	15,000,000	15,000,000	15,123,615	4.1%	31.7%
Insight Pharmaceuticals LLC	Personal, Food and Miscellaneous Services	13.25% (LIBOR + 11.75%, 1.50% LIBOR Floor)	8/25/2017	7,724,138	7,724,138	7,820,914	2.1%	63.7%
United Road Towing Inc.	Personal, Food and Miscellaneous Services	15.00% (11.50% Cash, 3.50% PIK)	10/21/2016	15,694,662	15,694,662	15,240,646	4.2%	82.6%
United Restaurant Group L.P.	Restaurant & Franchise	15.20% (LIBOR + 11.50% Cash, 3.50% PIK)	12/31/2016	10,642,040	10,642,040	10,692,343	2.9%	55.0%
Integra Telecom	Telecommunications	9.75% (LIBOR + 8.50% Cash, 1.25% LIBOR Floor)	2/22/2020	12,132,000	12,159,575	12,435,244	3.4%	72.2%
Securus Technologies Holdings, Inc.	Telecommunications	10.75% (LIBOR + 9.00% Cash, 1.75% LIBOR Floor)	5/31/2018	850,000	858,371	871,249	0.2%	74.8%
Total Senior Secured Second Lien Term Loans				$209,835,221	$209,588,091	$209,614,463

Senior Secured Notes
Tower International, Inc.(9)	Automobile	10.625%	9/1/2017	$6,101,000	$6,207,585	$6,772,055	1.9%	46.2%
Interface Security Systems(9)	Electronics	9.25%	1/15/2018	3,333,000	3,333,000	3,441,318	0.9%	52.4%
Exide Technologies	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8.625%	2/1/2018	12,500,000	10,821,143	10,687,500	2.9%	67.4%
Atkore International, Inc.	Mining, Steel, Iron and Nonprecious Metals	9.875%	1/1/2018	5,000,000	4,837,855	5,499,997	1.5%	36.1%
Prince Mineral Holdings Corp.(9)	Mining, Steel, Iron and Nonprecious Metals	11.50%	12/15/2019	6,800,000	6,722,507	7,581,999	2.1%	51.8%
Tempel Steel Company(9)	Mining, Steel, Iron and Nonprecious Metals	12.00%	8/15/2016	12,000,000	11,804,129	11,275,410	3.1%	83.1%
Linc Energy Finance (USA), Inc.(9)	Oil and Gas	12.50%	10/31/2017	3,500,000	3,382,560	3,823,747	1.0%	37.1%
U.S. Well Services LLC	Oil and Gas	14.50%	2/15/2017	21,558,808	21,416,638	21,619,716	5.9%	47.9%
Dispensing Dynamics International(9)	Personal and Nondurable Consumer Products (Manufacturing Only)	12.50%	1/1/2018	4,800,000	4,707,500	4,968,013	1.4%	65.0%
Sizzling Platter LLC(9)	Restaurant & Franchise	12.25%	4/15/2016	10,867,000	11,100,419	11,310,962	3.1%	52.4%
American Apparel, Inc.(9)	Retail Stores	13.00%	4/15/2020	13,000,000	12,610,000	12,610,000	3.4%	46.2%
Total Senior Secured Notes				$99,459,808	$96,943,336	$99,590,717

Equity/Warrants
Prestige Industries LLC	Business Services	Warrants to purchase 0.63% of the outstanding common units	1/31/2017	N/A	$151,855	$-	0.0%	N/A
BayDelta Maritime LLC	Cargo Transport	Warrants to purchase 10% of the outstanding equity	6/30/2016	N/A	25,000	504,939	0.1%	N/A
Calloway Laboratories, Inc.	Healthcare, Education and Childcare	Warrants to purchase 15% of the outstanding equity	9/30/2014	N/A	68,433	1,725,357	0.5%	N/A
Meridian Behavioral Health LLC	Healthcare, Education and Childcare	Warrants to purchase 8% of the outstanding membership units	11/14/2016	N/A	536,296	951,342	0.3%	N/A
Modern VideoFilm, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Warrants to purchase 3.4% of the outstanding equity	9/25/2017	N/A	336,000	336,000	0.1%	N/A
U.S. Well Services LLC	Oil and Gas	Warrants to purchase 3.48% of the outstanding common membership interests	2/15/2017	N/A	11,370	-	0.0%	N/A
Total Common Equity/Warrants					$1,128,954	$3,517,638

Sub Total Non-controlled/Non-affiliated Investments				$588,838,017	$585,654,029	$585,281,844

Affiliated Investments - 2.4% (3)
Senior Secured First Lien Term Loans
Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	15.00% (10% Cash, 5% PIK)	8/1/2015	$8,779,844	$8,294,748	$8,208,474	2.2%	62.2%

Equity/Warrants
Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	190 Class B Common Units (6)	N/A	N/A	$678,154	$673,154	0.2%	N/A

Sub Total Affiliated Investments				$8,779,844	$8,972,902	$8,881,628

Total Invesmtents - 162.6% (3)				$597,617,861	$594,626,931	$594,163,472

_____________________

(1)	All of our investments are domiciled in the United States except for Cymax Stores, Inc. which is domiciled in Canada.
(2)	Par amount includes accumulated PIK interest and is net of repayments.
(3)	Percentage is based on net assets of $365,481,079 as of March 31, 2013.
(4)	Investment is held via participation agreements with affiliated entities (See note 7).
(5)	Loan to value ratio ("LTV") is the amount of total net debt in the portfolio company’s capital structure that is ahead of and through our loan divided by the enterprise value of the portfolio company.
(6)	190 Class B Common Units represent 19% ownership of Cymax Stores, Inc.
(7)	Fee note is a zero coupon note, due at the earlier of prepayment or maturity and stated interest rate represents an effective interest rate.
(8)	The entire commitment was unfunded at March 31, 2013. As such, no interest is being earned on this investment.
(9)	Securities are exempt from registration under Rule 144a of the Securities Act of 1933. These securities represent $61.8 million and 16.9% of net assets as of March 31, 2013 and are considered restricted.

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

March 31, 2013

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

On January 20, 2011, the Company’s shares began trading on the New York Stock Exchange (“NYSE”) under the symbol “MCC.”

Prior to the consummation of our IPO, Medley Opportunity Fund LP (“MOF LP”), a Delaware limited partnership, and Medley Opportunity Fund, Ltd. (“MOF LTD”), a Cayman Islands exempted limited liability company, which are managed by an affiliate of MCC Advisors, transferred all of their respective interests in six loan participations in secured loans to middle market companies with a combined fair value, plus payment-in-kind interest and accrued interest thereon, of approximately $84.95 million (the “Loan Assets”) to MOF I BDC LLC (“MOF I BDC”), a Delaware limited liability company, in exchange for membership interests in MOF I BDC. As a result, MOF LTD owned approximately 90% of the outstanding MOF I BDC membership interests and MOF LP owned approximately 10% of the outstanding MOF I BDC membership interests.

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

On March 25, 2013, our wholly-owned subsidiary, Medley SBIC LP (“SBIC LP“), a Delaware limited partnership, received license from Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301 (c) of the Small Business Investment Company Act of 1958.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, MOF I BDC and SBIC LP. All references made to the “Company,” “we,” and “us” herein include Medley Capital Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended September 30, 2012, which was filed with the U.S. Securities and Exchange Commission on December 10, 2012. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2013.

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

Origination, amendment, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Other fees are capitalized as deferred revenue and recorded into income over the respective period. Other fee income for the three and six months ended March 31, 2013 was approximately $3.5 million and $6.4 million, respectively. For the three and six months ended March 31, 2012 other fee income was approximately $1.5 million and $2.6 million, respectively.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended March 31, 2013, the Company earned approximately $1.9 million and $4.1 million in PIK, respectively. For the three and six months ended March 31, 2012, the Company earned approximately $0.8 million and $1.5 million in PIK interest, respectively.

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the calendar year ended December 31, 2011, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains and subsequently paid $35,501 in federal excise taxes. There is no provision for federal excise tax for 2012 accrued at March 31, 2013.

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at March 31, 2013. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of March 31, 2013 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$286,289	48.1%	$280,768	47.2%
Senior Secured Second Lien Term Loans	209,588	35.3	209,614	35.3
Senior Secured Notes	96,943	16.3	99,590	16.8
Equity/Warrants	1,807	0.3	4,191	0.7
Total	$594,627	100.0%	$594,163	100.0%

The composition of our investments as of September 30, 2012 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$187,753	46.6%	$186,841	46.5%
Senior Secured Second Lien Term Loans	158,076	39.2	157,015	39.0
Senior Secured Notes	55,381	13.7	55,750	13.9
Equity/Warrants	1,951	0.5	2,343	0.6
Total	$403,161	100.0%	$401,949	100.0%

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2013 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Personal and Nondurable Consumer Products (Manufacturing Only)	$66,633	11.2%
Healthcare, Education and Childcare	57,481	9.7
Mining, Steel, Iron and Nonprecious Metals	49,083	8.3
Business Services	44,631	7.5
Personal, Food and Miscellaneous Services	42,950	7.2
Oil and Gas	36,248	6.1
Finance	34,275	5.8
Automobile	31,772	5.4
Aerospace & Defense	31,507	5.3
Leisure, Amusement, Motion Pictures, Entertainment	26,832	4.5
Hotels, Motels, Inns and Gaming	25,736	4.3
Diversified/Conglomerate Service	25,652	4.3
Retail Stores	24,153	4.1
Restaurant & Franchise	22,003	3.7
Telecommunications	13,306	2.2
Cargo Transport	12,265	2.1
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	10,687	1.8
Diversified/Conglomerate Manufacturing	9,180	1.6
Home and Office Furnishings, Housewares, and Durable Consumer Products	8,882	1.5
Electronics	7,991	1.3
Grocery	7,896	1.3
Containers, Packaging and Glass	5,000	0.8
Total	$594,163	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2012 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Healthcare, Education and Childcare	$59,974	14.9%
Oil and Gas	35,345	8.8
Finance	33,438	8.3
Leisure, Amusement, Motion Pictures, Entertainment	31,780	7.9
Aerospace & Defense	30,626	7.6
Personal and Nondurable Consumer Products (Manufacturing Only)	29,786	7.4
Business Services	25,095	6.2
Personal, Food and Miscellaneous Services	24,997	6.2
Diversified/Conglomerate Service	19,347	4.8
Mining, Steel, Iron and Nonprecious Metals	16,755	4.2
Restaurant & Franchise	14,003	3.5
Cargo Transport	11,858	3.0
Containers, Packaging and Glass	10,000	2.5
Electronics	9,740	2.4
Hotels, Motels, Inns and Gaming	9,510	2.4
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8,662	2.2
Home and Office Furnishings, Housewares, and Durable Consumer Products	8,208	2.0
Grocery	7,960	2.0
Telecommunications	7,114	1.8
Automobile	6,217	1.5
Chemicals, Plastics and Rubber	1,534	0.4
Total	$401,949	100.0%

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic location at fair value at March 31, 2013 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Midwest	$176,744	29.8%
West	157,729	26.5
Southwest	94,453	15.9
Northeast	65,197	11.0
Mid-Atlantic	47,573	8.0
Southeast	43,585	7.3
International	8,882	1.5
Total	$594,163	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2012 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Midwest	$119,473	29.7%
West	101,098	25.2
Mid-Atlantic	59,549	14.8
Northeast	42,526	10.6
Southeast	35,750	8.9
Southwest	35,345	8.8
International	8,208	2.0
Total	$401,949	100.0%

Transactions With Affiliated Companies

During the six months ended March 31, 2013, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows:

Name of Investment	Fair Value at September 30, 2012	Purchases (Sales) of/Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Income Earned	Fair Value at March 31, 2013	Capital Loss
Non-Controlled Affiliates
Cymax Stores, Inc.	$8,208,006	$—	$—	$735,713	$8,881,628	$—
Total Non-Controlled Affiliates	$8,208,006	$—	$—	$735,713	$8,881,628	$—

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

During the six months ended March 31, 2012, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows:

Name of Investment	Fair Value at September 30, 2011	Purchase (Sales) of/Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Income Earned	Fair Value at March 31, 2012	Capital Loss
Non-Controlled Affiliates
Cymax Stores, Inc. [1]	$—	$250,000	$6,782,696	$152,138	$6,416,395	$—
Allied Cash Holdings LLC[2]	20,000,000	—	(20,000,000)	1,191,205	—	—
Applied Natural Gas Fuels, Inc.[2]	15,663,762	—	(15,663,762)	698,588	—	—
Bennu Glass, Inc.[2]	10,157,220	—	(10,133,291)	347,887	—	—
Total Non-Controlled Affiliates	$45,820,982	$250,000	$(39,014,357)	$2,389,818	$6,416,395	$—

1	Became a non-controlled affiliate on January 30, 2012.

2	Became a non-controlled/non-affiliated investment on February 23, 2012.

Purchases (sales) of/advances (distributions) to affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the six months ended March 31, 2013 and March 31, 2012, respectively. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from affiliates is included in total investment income on the consolidated statements of operations for the six months ended March 31, 2013 and March 31, 2012, respectively.

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of March 31, 2013 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$280,768	$280,768
Senior Secured Second Lien Term Loans	—	—	209,614	209,614
Senior Secured Notes	—	16,187	83,403	99,590
Equity/Warrants	—	—	4,191	4,191
Total	$—	$16,187	$577,976	$594,163

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

The following table provides a reconciliation of the beginning and ending balances for investments that use level 3 inputs for the six months ended March 31, 2013 (dollars in thousands):

	Senior Secured First Lien Loans	Senior Secured Second Lien Loans	Senior Secured Notes	Equities / Warrants	Total
Balance as of September 30, 2012	$186,841	$157,015	$42,213	$2,343	$388,412
Purchases and other adjustments to cost	23,018	53,301	49,526	—	125,845
Originations	135,176	20,000	—	—	155,176
Sales	(35,495)	—	(3,053)	(144)	(38,692)
Settlements	(24,291)	(21,861)	(7,250)	—	(53,402)
Net realized gains (losses) from investments	127	72	175	—	374
Net change in unrealized gains (losses)	(4,608)	1,087	1,792	1,992	263
Balance as of March 31, 2013	$280,768	$209,614	$83,403	$4,191	$577,976

The following table provides a reconciliation of the beginning and ending balances for investments that use level 3 inputs for the six months ended March 31, 2012 (dollars in thousands):

	Senior Secured First Lien Loans	Senior Secured Second Lien Loans	Senior Secured Notes	Equities / Warrants	Total
Balance as of September 30, 2011	$107,255	$79,415	$11,832	$705	$199,207
Purchases and other adjustments to cost	17,558	11,365	16,069	—	44,992
Issuance	35,714	41,908	—	688	78,310
Sales	—	—	—	—	—
Settlements	(236)	(12,673)	(3,370)	—	(16,279)
Net realized gains (losses) from investments	1	(3)	111	—	109
Net change in unrealized gains (losses)	(515)	33	47	354	(81)
Balance as of March 31, 2012	$159,777	$120,045	$24,689	$1,747	$306,258

Net change in unrealized loss included in earnings related to investments still held as of March 31, 2013 and 2012, was approximately $1.4 million and $1.3 million, respectively.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

The following table presents the quantitative information about level 3 fair value measurements of our investments, as of March 31, 2013 (dollars in thousands):

	Fair value	Valuation techniques	Unobservable input	Range (weighted average)
Senior secured first lien term loans	$274,276	Market approach	Market yield	10.4% - 34.6% (14.6%)

Senior secured first lien term loans	$5,902	Cost recovery	Weighted average cost of capital	N/A

Senior secured first lien term loans - Fee Note	$590	Market approach	Market yield	14.9% - 81.4% (63.4%)

Senior secured second lien term loans	$209,614	Market approach	Market yield	9.2% - 16.3% (12.6%)

Senior secured notes	$83,403	Market approach	Market yield	7.6% - 14.4% (12.1%)

Equity/Warrants	$4,191	Enterprise valuation analysis	EBITDA multiple (1)	0.2x – 7.6x (4.5x)

Total	$577,976

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

Credit Facility

On August 4, 2011, the Company closed a four-year senior secured revolving credit facility (the “Revolving Facility”) led by ING Capital LLC with initial commitments of $60 million and a feature that provides for expansion of the Facility up to $125 million, subject to customary conditions.

On August 31, 2012, we entered into Amendment No. 1 to the Revolving Facility, and entered into a new senior secured term loan credit facility (the “Term Loan Facility,” and together with the Revolving Facility the “Facilities”), with ING Capital LLC.

Amendment No. 1 to the Revolving Facility revised the Revolving Facility, to, among other things, increase the amount available for borrowing from $125.0 million to $132.5 million; permit the Term Loan Facility; and extend the maturity date from August 4, 2015 to August 31, 2016. Amendment No. 1 to the Revolving Facility also changes the interest rate of the Revolving Facility from (a) Eurocurrency loans from LIBOR + 3.75% per annum, with a 1% LIBOR floor, to (i) when the Company’s stockholders’ equity is less than or equal to $350.0 million and the step-down condition is not satisfied, LIBOR plus 3.75% per annum, with no LIBOR floor, and (ii) when the Company’s stockholders’ equity exceeds $350.0 million and the step-down condition is satisfied, LIBOR plus 3.25% per annum, with no LIBOR floor, and (b) alternative base rate loans based, or ABR, on 2.75% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5%, LIBOR for a period of three months plus 1% or the ABR Floor of 2% to (i) when the Company’s stockholders’ equity is less than or equal to $350.0 million and the step-down condition is not satisfied, 2.75% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5% or LIBOR for a period of three months plus 1%, and (ii) when the Company’s stockholders’ equity exceeds $350.0 million and the step-down condition is satisfied, 2.25% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5% or LIBOR for a period of three months plus 1%. In addition to the stated interest expense, the Company is required to pay a commitment fee of between 0.50% and 1.00% depending on the usage level on any unused portion of the Revolving Facility. A significant percentage of our total assets have been pledged under the Revolving Facility to secure our obligations thereunder. The Revolving Facility contains commercially reasonable limitations as to how borrowed funds may be used, such as restrictions on industry concentrations, asset size, weighted average life, currency denomination and collateral interests. The Revolving Facility also includes certain commercially reasonable requirements relating to portfolio performance, the violation of which could result in the limit of further advances and, in some cases, result in an event of default, allowing the lenders to accelerate repayment of amounts owed thereunder.

On September 25, 2012, the Company closed $5.0 million of additional commitment to the Revolving Facility resulting in total commitments to the Revolving Facility of $137.5 million.

On December 7, 2012, we entered into Amendment No. 2 to the Revolving Facility, and entered into Amendment No. 1 to the Term Loan Facility.

Amendment No. 2 to the Revolving Facility revised the Revolving Facility, to, among other things, increase the amount available for borrowing from $137.5 million to $182.0 million.

Amendment No. 1 to the Term Loan Facility revised the Term Loan Facility, to, among other things, increase the amount available for borrowing from $55.0 million to $80.5 million. The Term Loan Facility matures on August 31, 2017 and bears interest at LIBOR plus 4.00% (with no LIBOR Floor, rounded upwards, if necessary, to the next 1/16 of 1%).

On January 23, 2013, we entered into Amendment No. 2 to the Term Loan Facility. Amendment No. 2 to the Term Loan Facility revised the Term Loan Facility, to, among other things, increase the amount available for borrowing from $80.5 million to $100.0 million.

On January 23, 2013, the Company closed $18.0 million of additional commitment to the Revolving Facility resulting in total commitments to the Revolving Facility of $200.0 million.

On March 28, 2013, we entered into Amendment No. 3 to the Revolving Facility, and entered into Amendment No. 3 to the Term Loan Facility.

Amendment No. 3 to the Revolving Facility revised the Revolving Facility, to, among other things, increase the amount available for borrowing from $200.0 million to $209.0 million.

Amendment No. 3 to the Term Loan Facility revised the Term Loan Facility, to, among other things, increase the amount available for borrowing from $100.0 million to $105.0 million.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

Each of the Facilities includes an accordion feature permitting the Company to expand the Facilities, if certain conditions are satisfied; provided, however, that the aggregate amount of the Facilities, collectively, is capped at $400.0 million.

At March 31, 2013, the carrying amount of our borrowings under the Facilities approximated the fair value of our debt obligations. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2013 the Facilities would be deemed to be level 3, as defined in Note 4.

As of March 31, 2013, $3.5 million of financing costs related to the Revolving Facility and $1.9 million of financing costs related to the Term Loan Facility have been capitalized and are being amortized over their respective terms. For the six months ended March 31, 2013, we recorded $3.6 million of interest and financing expenses related to the Facilities, of which $0.7 million was attributable to interest related to the Revolving Facility, $0.7 million to commitment fees related to the Revolving Facility, $1.7 million to interest related to the Term Loan Facility and $0.5 million of amortization of deferred financing costs related to the Facilities. As of March 31, 2013, there was $26.1 million and $105.0 million outstanding under the Revolving Facility and Term Loan Facility, respectively. For the six months ended March 31, 2013, our weighted average outstanding debt balance and our weighted average stated interest rate on the Facilities were $112.8 million and 4.19%, respectively. As of March 31, 2012, $1.9 million of financing costs related to the Revolving Facility had been capitalized and are being amortized over its respective terms. For the six months ended March 31, 2012, we recorded $0.8 million of interest expense and $0.2 million of amortization of deferred financing costs related to the Revolving Facility. As of March 31, 2012, there was $50.9 million outstanding under the Revolving Facility. For the six months ended March 31, 2012, our weighted average outstanding debt balance and our weighted average stated interest rate on the Facilities were $22.8 million and 4.86%, respectively.

Unsecured Senior Notes

On March 21, 2012, the Company issued $40.0 million in aggregate principal amount of 7.125% senior notes that mature on March 30, 2019 (the "2019 Notes"). The 2019 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 30, 2015. The 2019 Notes bear interest at a rate of 7.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The 2019 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol "MCQ".

On March 18, 2013, the Company issued $60.0 million in aggregate principal amount of 6.125% senior notes that mature on March 30, 2023 (the "2023 Notes," and together with the 2019 Notes, the “Unsecured Senior Notes”). The 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 30, 2016. The 2023 Notes bear interest at a rate of 6.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2013. The 2023 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol "MCV".

On March 26, 2013, the Company closed an additional $3.5 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes.

At March 31, 2013, the carrying amount and fair value of the 2019 Notes was $40.0 million and $42.2 million, respectively. The carrying amount and fair value of the 2023 Notes was $63.5 million and $63.4 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Unsecured Senior Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. At March 31, 2013 the Unsecured Senior Notes would be deemed to be level 1, as defined in Note 4.

As of March 31, 2013, $1.5 million of financing costs related to the 2019 Notes and $2.0 million of financing costs related to the 2023 Notes have been deferred and are being amortized over their respective terms. For the six months ended March 31, 2013, we recorded $1.7 million of interest and financing expenses related to the Unsecured Senior Notes, of which $1.5 million to interest related to the 2019 Notes, $0.1 million to interest related to the 2023 Notes and $0.1 million of amortization of deferred financing costs related to the Unsecured Senior Notes. As of March 31, 2013, $40.0 million and $63.5 million in aggregate principal amount of the 2019 Notes and the 2023 notes were outstanding, respectively. For the six months ended March 31, 2013, our weighted average outstanding debt balance and our weighted average stated interest rate on the Unsecured Senior Notes were $44.7 million and 6.95%, respectively. As of March 31, 2012, $1.3 million of financing costs related to the 2019 Notes had been capitalized and are being amortized over their respective terms. For the six months ended March 31, 2012, we recorded $0.1 million of interest expense and $5,750 amortization of deferred financing costs related to the Unsecured Senior Notes. As of March 31, 2012, $40.0 million in aggregate principal amount of the 2019 Notes were outstanding. For the six months ended March 31, 2012, our weighted average outstanding debt balance and our weighted average stated interest rate on the Unsecured Senior Notes were $2.4 million and 6.59%, respectively.

SBA Debentures

On March 26, 2013, our wholly-owned subsidiary, Medley SBIC LP, received a Small Business Investment Company (“SBIC”) license from the Small Business Administration (“SBA”).

The SBIC license allows the SBIC LP to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC LP’s assets over our stockholders in the event we liquidate the SBIC LP or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC LP upon an event of default.

SBA regulations currently limit the amount that the SBIC LP may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.

On November 16, 2012, we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC LP guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting it to borrow up to $150 million more than it would otherwise be able to absent the receipt of this exemptive relief.

As of March 31, 2013, SBIC LP had $50.0 million in regulatory capital and did not have SBA-guaranteed debentures outstanding,

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

For the three and six month periods ended March 31, 2013, the Company incurred net base management fees to MCC Advisors of $2.5 million and $4.6 million, respectively. For the three and six month periods ended March 31, 2013, we incurred $2.6 million and $5.0 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three and six months ended March 31, 2012, the Company incurred net base management fees payable to MCC Advisors of $1.2 million and $2.3 million, respectively. For the three and six months ended March 31, 2012, the Company incurred $1.4 million and $2.6 million in incentive fees related to pre-incentive fee net investment income, respectively.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by our administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three and six months ended March 31, 2013, we incurred $0.6 million and $1.1 million in administrator expenses, respectively. For the three and six months ended March 31, 2012, we incurred $0.4 million and $0.7 million in administrator expenses, respectively.

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

The Company holds its investment in Geneva Wood Fuels LLC through a participation agreement with an affiliated entity, which represents 1.0% of the Company’s investments as of March 31, 2013. By virtue of owning loans through a participation agreement, the Company has a contractual relationship with the affiliate, not the borrower. As a result, the Company is subject to the credit risk of the affiliate as well as that of the borrower. As of March 31, 2013, the principal amount related to this loan participation was $8.2 million and for the three and six months ended March 31, 2013 total investment income related to this loan participation was $0.2 million and $0.5 million, respectively. For the three and six months ended March 31, 2012, total investment income related to this loan participation was $0.3 million and $0.6 million, respectively.

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

Certain employees of Medley Capital LLC, an affiliate of the Company, serve as a board member, managing member or senior corporate officer of Bennu Glass, Inc. and Velum Global Credit Management LLC.

Note 8. Commitments and Contingencies

As of March 31, 2013, we had commitments under loan and financing agreements to fund up to $2.8 million to two portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. As of September 30, 2012, we had commitments under loan and financing agreements to fund up to $17.3 million to six portfolio companies. These commitments are primarily composed of senior secured term loans and preferred equity. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

Note 9. Directors Fees

The independent directors receive an annual fee of $35,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and six months ended March 31, 2013, we accrued $0.1 million and $0.2 million for directors’ fees expense, respectively. For the three and six months ended March 31, 2012, we accrued $0.1 million and $0.2 million for directors’ fees expense, respectively.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the six months ended March 31, 2013 (dollars in thousands except share and per share amounts):

Basic and diluted	Three months ended March 31, 2013	Six months ended March 31, 2013
Net increase in net assets from operations	$11,523	$21,136
Weighted average common shares outstanding	28,669,859	26,697,175
Earnings per common share-basic and diluted	$0.40	$0.79

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended March 31, 2012 (dollars in thousands except share and per share amounts):

Basic and diluted	Three months ended March 31, 2012	Six months ended March 31, 2012
Net increase in net assets from operations	$5,838	$10,227
Weighted average common shares outstanding	17,320,468	17,320,468
Earnings per common share-basic and diluted	$0.34	$0.59

Note 11. Financial Highlights

The following is a schedule of financial highlights for the six months ended March 31, 2013 and 2012:

	For the six months ended
	March 31, 2013	March 31, 2012
Per share data:
Net asset value per share at beginning of period	$12.52	$12.57

Issuance of common stock, net of underwriting costs	0.14	-
Shares issued pursuant to dividend reinvestment plan	0.00	-
Offering cost	(0.01)	-
Net investment income (1)	0.75	0.59
Net realized gains on investments	0.02	0.01
Net unrealized appreciation/(depreciation) on investments	0.03	(0.01)
Net increase in net assets	0.93	0.59

Distributions declared from net investment income	(0.72)	(0.53)
Distributions declared from net realized capital gains	-	-
Total distributions to stockholders	(0.72)	(0.53)

Net asset value at end of period	$12.73	$12.63
Net assets at end of period	$365,481,079	$218,700,129
Shares outstanding at end of period	28,703,397	17,320,468

Per share market value at end of period	$15.85	$11.27
Total return based on market value (2)	18.46%	17.31%
Total return based on net asset value (3)	6.92%	5.42%
Portfolio turnover rate	14.40%	6.86%

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following is a schedule of ratios and supplemental data for the six months ended March 31, 2013 and 2012:

	For the six months ended
	March 31, 2013	March 31, 2012
Ratios: (4) (5)
Ratio of net investment income net of management fee waiver to average net assets	12.98%	9.36%
Ratio of incentive fees to average net assets	3.25%	2.35%
Ratio of total expenses net of management fee waiver to average net assets	11.62%	7.35%

Supplemental Data:
Ratio of operating expenses net of management fee waiver to average net assets	4.97%	3.95%
Ratio of credit facility related expenses to average net assets	3.41%	1.02%
Average debt outstanding (6)	$157,536,099	$25,157,923
Average debt outstanding per common share	$5.90	$1.45
Asset coverage ratio per unit (7)	2,558	3,406
Average market value per unit
Facilities (8)	n/a	n/a
Senior notes due 2019	$26.08	n/a
Senior notes due 2023	$24.96	n/a

(1)	Net investment income based on total weighted average common stock outstanding equals $0.36 per share for the six months ended March 31, 2013 and net investment income excluding management fee waiver based on total weighted average common stock outstanding equals $0.59 per share for the six months ended March 31, 2012. MCC Advisors agreed to waive the base management fee payable with respect to cash and cash equivalents held by the Company through December 31, 2011.
(2)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(3)	Total annual return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(4)	Ratios are annualized.
(5)	For the six months ended March 31, 2012, excluding the management fee waiver, the ratio of net investment income, operating expenses, incentive fees, credit facility related expenses and total expenses to average net assets is 9.33%, 3.98%, 2.35%, 1.02% and 7.38%, respectively.
(6)	Based on daily weighted average balance of debt outstanding during the period.
(7)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(8)	The Facilities are not registered for public trading.

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

The following table summarizes the Company’s dividend declarations and distributions during the six months ended March 31, 2013 and 2012:

Date Declared	Record Date	Payment Date	Amount Per Share

For the six months ended March 31, 2013
11/1/2012	11/23/2012	12/14/2012	0.36
1/31/2013	2/27/2013	3/15/2013	0.36
			$0.72

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

Date Declared	Record Date	Payment Date	Amount Per Share

For the six months ended March 31, 2012
11/29/2011	12/15/2011	12/30/2011	0.25
2/2/2012	2/24/2012	3/15/2012	0.28
			$0.53

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the six months ended March 31, 2013, except as disclosed below.

On April 12, 2013, the Company completed a public offering of 4,000,000 shares of its common stock and sold an additional 492,271 shares of common stock, pursuant to the underwriters’ partial exercise of the option to purchase additional shares at a public offering price of $14.70 per share, raising approximately $63.4 million in net proceeds.

In April 2013, the Company closed on $9.6 million and $0.3 million investments in the senior secured first lien term loan and subordinated debt, respectively, to DLR Restaurants, LLC. DLR Restaurants, LLC is headquartered in Nashville, TN, and operates 10 company owned restaurants and earns a licensing fee on three licensed restaurants located throughout the U.S. The senior secured first lien term loan has a fixed coupon of 11.5% cash and 2.0% PIK, with principal due at maturity in April 2018. The subordinated debt has a fixed coupon of 12.0% cash and 4.0% PIK, with principal due at maturity in April 2018.

On May 1, 2013, the Company’s board of directors declared a quarterly dividend of $0.36 per share payable on June 14, 2013, to stockholders of record at the close of business on May 27, 2013.

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

Expenses

Our primary operating expenses include the payment of management and incentive fees pursuant to the investment management agreement we have with MCC Advisors and overhead expenses, including our allocable portion of our administrator’s overhead under the administration agreement. Our management and incentive fees compensate MCC Advisors for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

·	our organization;

·	calculating our NAV (including the cost and expenses of any independent valuation firms);

·	expenses incurred by MCC Advisors payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

·	interest payable on debt, if any, incurred to finance our investments;

·	the costs of all offerings of common stock and other securities, if any;

·	the base management fee and any incentive fee;

·	distributions on our shares;

·	administration fees payable under our administration agreement;

·	the allocated costs incurred by MCC Advisors in providing managerial assistance to those portfolio companies that request it;

·	amounts payable to third parties relating to, or associated with, making investments;

·	transfer agent and custodial fees;

·	registration fees and listing fees;

·	U.S. federal, state and local taxes;

·	independent director fees and expenses;

·	costs of preparing and filing reports or other documents required by governmental bodies (including the SEC and the SBA);

·	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

·	our fidelity bond;

·	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

·	indemnification payments;

·	direct costs and expenses of administration, including audit and legal costs; and

·	all other expenses reasonably incurred by us or MCC Advisors in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs (including travel expenses).

Portfolio and Investment Activity

As of March 31, 2013, our portfolio consisted of investments in 51 portfolio companies with a fair value of approximately $594.2 million. During the three months ended March 31, 2013, we invested $89.8 million in eight new portfolio companies and $33.4 million in seven existing portfolio companies, and we had $53.0 million in aggregate amount of exits and repayments, resulting in net investments of $70.2 million for the period. During the three months ended March 31, 2012, we invested $66.0 million in six new portfolio companies and $3.2 million in two existing portfolio companies. Also, during the three months ended March 31, 2012, we had $12.9 million in aggregate amount of exits and repayments, resulting in net investments of $56.3 million for the period.

During the six months ended March 31, 2013, we invested $206.9 million in 19 new portfolio companies and $49.5 million in 10 existing portfolio companies, and we had $69.8 million in aggregate amounts of exits and repayments, resulting in net investments of $186.6 million for the period. During the six months ended March 31, 2012 we invested $113.9 million in twelve new portfolio companies and $7.9 million in three existing portfolio companies, and we had $16.3 million in aggregate amount of exits and repayments, resulting in net investments of $105.5 million for the period.

As of March 31, 2013, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $11.7 million and $11.7 million, and $25.4 million and $25.7 million, respectively, and the Company had approximately $29.7 million of cash and cash equivalents.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of March 31, 2013 (dollars in thousands):

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Senior Secured First Lien Term Loans	$286,289	45.9%	$280,768	45.0%
Senior Secured Second Lien Term Loans	209,588	33.6	209,614	33.6
Senior Secured Notes	96,943	15.5	99,590	16.0
Equity/Warrants	1,807	0.3	4,191	0.7
Cash and Cash Equivalents	29,660	4.7	29,660	4.7
Total	$624,286	100.0%	$623,823	100.0%

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

As of March 31, 2013, the weighted average loan to value ratio (“LTV”) of our portfolio investments was approximately 54.7%. We believe that the LTV ratio for a portfolio investment is a useful indicator of the riskiness of the portfolio investment, or its likelihood of default. As part of our investment strategy, we seek to structure transactions with downside protection and seek LTVs of lower than 65%. We regularly evaluate the LTV of our portfolio investments and believe that LTV is a useful indicator for management and investors.

As of March 31, 2013, our income-bearing investment portfolio, which represented nearly 99.2% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 13.9%, and 47.2% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 52.8% bore interest at fixed rates.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2013 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$29,712	5.0%
2	511,803	86.1
3	52,648	8.9
4	—	—
5	—	—
Total	$594,163	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2012 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$17,230	4.3%
2	354,577	88.2
3	30,142	7.5
4	—	—
5	—	—
Total	$401,949	100.0%

Results of Operations

Operating results for the three and six months ended March 31, 2013 and 2012 are as follows (dollars in thousands):

	For the three months ended
	March 31, 2013	March 31, 2012
Total investment income	$20,207	$9,974
Total expenses, net	9,811	4,565
Net investment income before excise taxes	10,396	5,409
Excise tax expense	—	—
Net investment income	10,396	5,409
Net realized gains (losses)	153	(3)
Net unrealized gains (losses)	974	432
Net increase in net assets resulting from operations	$11,523	$5,838

	For the six months ended
	March 31, 2013	March 31, 2012
Total investment income	$37,927	$18,203
Total expenses, net	17,913	7,967
Net investment income before excise taxes	20,014	10,236
Excise tax expense	—	36
Net investment income	20,014	10,200
Net realized gains (losses)	374	108
Net unrealized gains (losses)	748	(81)
Net increase in net assets resulting from operations	$21,136	$10,227

Investment Income

For the three and six months ended March 31, 2013, investment income totaled $20.2 million and $37.9 million, respectively, of which $16.7 million and $31.5 million was attributable to portfolio interest and $3.5 million and $6.4 million to other fee income.

For the three and six months ended March 31, 2012, investment income totaled $10.0 million and $18.2 million, respectively, of which $8.5 million and $15.6 million was attributable to portfolio interest and $1.5 million and $2.6 million to other fee income.

Operating Expenses

Operating expenses for the three and six months ended March 31, 2013 and 2012 were as follows (dollars in thousands):

	For the three months ended
	March 31, 2013	March 31, 2012
Base management fees	$2,534	$1,239
Incentive fees	2,599	1,352
Administrator expenses	569	382
Professional fees	549	341
Interest and financing expenses	2,933	827
Directors fees	131	131
Insurance	73	118
General and administrative	274	175
Organizational Expense	149	-
Expenses before management fee waiver (1)	$9,811	$4,565

	For the six months ended
	March 31, 2013	March 31, 2012
Base management fees	$4,630	$2,284
Incentive fees	5,003	2,559
Administrator expenses	1,091	678
Professional fees	841	633
Interest and financing expenses	5,251	1,109
Directors fees	243	246
Insurance	141	222
General and administrative	564	277
Organizational Expense	149	-
Expenses before management fee waiver (1)	$17,913	$8,008

(1) For the three and six months ended March 31, 2013, there was no waiver of management fees.

For the three months ended March 31, 2013, total operating expenses before manager expense waiver and reimbursement increased by $5.2 million, or 114.9%, compared to the three months ended March 31, 2012. For the six months ended March 31, 2013, total operating expenses before manager expense waiver and reimbursement increased by $9.9 million, or 123.7%, compared to the six months ended March 31, 2012.

Interest and financing expenses were higher in the three and six months ended March 31, 2013 than the three and six months ended March 31, 2012 as a result of increase in commitment on a four-year senior secured revolving credit facility, issuing $40.0 million in aggregate principal amount of 7.125% senior notes that mature on March 30, 2019, entering into a new five-year senior secured term loan credit facility and issuing $63.5 million in aggregate principal amount of 6.125% senior notes that mature on March 30, 2023.

Excluding interest and financing expenses, expenses increased for both the three and six months ended March 31, 2013, due to an increase in base management fees, incentive fees, administrative service fees, general administrative expenses and organizational expenses. Base management fees, which are calculated based on average gross assets, increased due to the growth in the portfolio throughout the period. The incentive fee increased as a result of the increase in pre-incentive fee net investment income.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and six months ended March 31, 2013, we recognized $0.2 million and $0.4 million realized gains on our portfolio investments, respectively. During the three and six months ended March 31, 2012, we recognized $2,953 of realized losses and $0.1 million of realized gains, respectively, on portfolio investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended March 31, 2013, we had $1.0 million and $0.7 million of unrealized appreciation, respectively, on portfolio investments. For the three and six months ended March 31, 2012, we had $0.4 million of unrealized appreciation and $0.1 million of unrealized depreciation, respectively, on portfolio investments.

Changes in Net Assets from Operations

For the three months ended March 31, 2013, we recorded a net increase in net assets resulting from operations of $11.5 million versus a net increase in net assets resulting from operations of $5.8 million for the three months ended March 31, 2012. The difference is attributable to an increase in total investment income offset by an increase in total operating expenses, resulting from portfolio growth and a decrease in net unrealized depreciation for the three months ended March 31, 2013, as compared to the same period in the prior year. Based on 28,669,859 and 17,320,468 weighted average common shares outstanding for the three months ended March 31, 2013 and 2012, respectively, our per share net increase in net assets resulting from operations was $0.40 for the three months ended March 31, 2013, versus a per share net increase in net assets from operations of $0.34 for the three months ended March 31, 2012.

For the six months ended March 31, 2013, we recorded a net increase in net assets resulting from operations of $21.1 million versus a net increase in net assets resulting from operations of $10.2 million for the six months ended March 31, 2012. The difference is attributable to an increase in total investment income offset by an increase in total operating expenses, resulting from portfolio growth for the six months ended March 31, 2013, as compared to the same period in the prior year. Based on 26,697,175 and 17,320,468 weighted average common shares outstanding for the six months ended March 31, 2013 and 2012, respectively, our per share net increase in net assets resulting from operations was $0.79 for the six months ended March 31, 2013, versus a per share net increase in net assets from operations of $0.59 for the six months ended March 31, 2012.

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

On August 4, 2011, the Company closed a four-year senior secured revolving credit facility (the “Revolving Facility”) led by ING Capital LLC with initial commitments of $60 million and a feature that provides for expansion of the Facility up to $125 million, subject to customary conditions.

On March 21, 2012, we issued $40.0 million in aggregate principal amount of 7.125% senior notes that mature on March 30, 2019 (the “2019 Notes”). The 2019 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after March 30, 2015. The 2019 Notes bear interest at a rate of 7.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The 2019 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MCQ”. As of March 31, 2013, $40.0 million in aggregate principal amount of the 2019 Notes were outstanding.

On August 24, 2012, we completed a public offering of 5,750,000 shares, including the underwriters’ full exercise of the option to purchase additional shares, of our common stock at a public offering price of $12.95 per share, raising approximately $71.9 million in net proceeds.

On August 31, 2012, we entered into Amendment No. 1 to the Revolving Facility, and entered into a new senior secured term loan credit facility (the “Term Loan Facility,” and together with the Revolving Facility, the “Facilities”) with ING Capital LLC.

Amendment No. 1 to the Revolving Facility revised the Revolving Facility, to, among other things, increase the amount available for borrowing from $125.0 million to $132.5 million; permit the Term Loan Facility; and extend the maturity date from August 4, 2015 to August 31, 2016. Amendment No. 1 to the Revolving Facility also changes the interest rate of the Revolving Facility from (a) Eurocurrency loans from LIBOR + 3.75% per annum, with a 1% LIBOR floor, to (i) when the Company’s stockholders’ equity is less than or equal to $350.0 million and the step-down condition is not satisfied, LIBOR plus 3.75% per annum, with no LIBOR floor, and (ii) when the Company’s stockholders’ equity exceeds $350.0 million and the step-down condition is satisfied, LIBOR plus 3.25% per annum, with no LIBOR floor, and (b) alternative base rate loans based, or ABR, on 2.75% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5%, LIBOR for a period of three months plus 1% or the ABR Floor of 2% to (i) when the Company’s stockholders’ equity is less than or equal to $350.0 million and the step-down condition is not satisfied, 2.75% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5% or LIBOR for a period of three months plus 1%, and (ii) when the Company’s stockholders’ equity exceeds $350.0 million and the step-down condition is satisfied, 2.25% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5% or LIBOR for a period of three months plus 1%. As of March 31, 2013, there was $26.1 million outstanding under the Revolving Facility.

Each of the Facilities includes an accordion feature permitting us to expand the Facilities, if certain conditions are satisfied; provided, however, that the aggregate amount of the Facilities, collectively, is capped at $400.0 million.

On September 25, 2012, we closed $5 million of additional commitment to the Revolving Facility resulting in total commitments to the Revolving Facility of $137.5 million.

On December 3, 2012, we completed a public offering of 5,000,000 shares of our common stock at a public offering price of $13.75 per share, raising approximately $66.0 million in net proceeds. On December 19, 2012, we sold an additional 495,263 shares of our common stock at a public offering price of $13.75 per share, raising approximately $6.5 million in net proceeds, pursuant to the underwriters’ partial exercise of the option to purchase additional shares.

On December 7, 2012, we entered into Amendment No. 2 to the Revolving Facility, and entered into Amendment No. 1 to the Term Loan Facility.

Amendment No. 2 to the Revolving Facility revised the Revolving Facility, to, among other things, increase the amount available for borrowing from $137.5 million to $182.0 million.

Amendment No. 1 to the Term Loan Facility revised the Term Loan Facility, to, among other things, increase the amount available for borrowing from $55.0 million to $80.5 million. The Term Loan Facility matures on August 31, 2017, bears interest at LIBOR plus 4.00% (with no LIBOR floor, rounded upwards, if necessary, to the next 1/16 of 1%).

On January 23, 2013, we entered into Amendment No. 2 to the Term Loan Facility. Amendment No. 2 to the Term Loan Facility revised the Term Loan Facility, to, among other things, increase the amount available for borrowing from $80.5 million to $100.0 million.

On January 23, 2013, the Company closed $18.0 million of additional commitment to the Revolving Facility resulting in total commitments to the Revolving Facility of $200.0 million.

On March 18, 2013, the Company issued $60.0 million in aggregate principal amount of 6.125% senior notes that mature on March 30, 2023 (the "2023 Notes"). The 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 30, 2016. The 2023 Notes bear interest at a rate of 6.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2013. The 2023 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol "MCV".

On March 26, 2013, the Company closed an additional $3.5 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes.

On March 28, 2013, we entered into Amendment No. 3 to the Revolving Facility, and entered into Amendment No. 3 to the Term Loan Facility.

Amendment No. 3 to the Revolving Facility revised the Revolving Facility, to, among other things, increase the amount available for borrowing from $200.0 million to $209.0 million.

Amendment No. 3 to the Term Loan Facility revised the Term Loan Facility, to, among other things, increase the amount available for borrowing from $100.0 million to $105.0 million.

As of March 31, 2013, we had $29.7 million in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. A proposal, approved by our stockholders at our reconvened 2013 Annual Meeting of Stockholders, authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings (subject to certain conditions, including that the number of shares issued in such offerings does not exceed 25% of our then outstanding common stock, at a price below, but no more than 20% below, our then current net asset value) for a period expiring on the earlier of the anniversary of the date of the 2013 Annual Meeting or the date of our 2014 Annual Meeting of Stockholders.

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

On March 26, 2013, our wholly-owned subsidiary, Medley SBIC LP, received a Small Business Investment Company (“SBIC”) license from the Small Business Administration (“SBA”).

The SBIC license allows the SBIC LP to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC LP’s assets over our stockholders in the event we liquidate the SBIC LP or the SBA exercises its remedies under the SBA-guaranteed debentures issued by the SBIC LP upon an event of default.

SBA regulations currently limit the amount that the SBIC LP may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.

On November 16, 2012, we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC LP guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting it to borrow up to $150 million more than it would otherwise be able to absent the receipt of this exemptive relief.

As of March 31, 2013, SBIC LP had $50.0 million in regulatory capital and did not have SBA-guaranteed debentures outstanding,

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on our balance sheet. As of March 31, 2013, we had commitments under loan and financing agreements to fund up to $2.8 million to two portfolio companies. These commitments are primarily composed of senior secured term loans and preferred equity. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at March 31, 2013 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving Facility	$26,100	$-	$-	$26,100	$-
Term Loan Facility	105,000	-	-	105,000	-
7.125% Senior Notes	40,000	-	-	-	40,000
6.125% Senior Notes	63,500	-	-	-	63.500
Total contractual obligations	$234,600	$-	$-	$131,100	$103,500

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

On January 31, 2013, the Company’s board of directors declared a quarterly dividend of $0.36 per share payable on March 15, 2013, to stockholders of record at the close of business on February 27, 2013.

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

Recent Developments

On April 12, 2013, we completed a public offering of 4,000,000 shares of our common stock and sold an additional 492,271 shares of our common stock, pursuant to the underwriters’ partial exercise of the option to purchase additional shares at a public offering price of $14.70 per share, raising approximately $63.4 million in net proceeds.

In April 2013, the Company closed on $9.6 million and $0.3 million investments in the senior secured first lien term loan and subordinated debt, respectively, to DLR Restaurants, LLC. DLR Restaurants, LLC is headquartered in Nashville, TN, and operates 10 company owned restaurants and earns a licensing fee on three licensed restaurants located throughout the U.S. The senior secured first lien term loan has a fixed coupon of 11.5% cash and 2.0% PIK, with principal due at maturity in April 2018. The subordinated debt has a fixed coupon of 12.0% cash and 4.0% PIK, with principal due at maturity in April 2018.

On May 1, 2013, the Company’s board of directors declared a quarterly dividend of $0.36 per share payable on June 14, 2013, to stockholders of record at the close of business on May 27, 2013.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended March 31, 2013, we did not engage in hedging activities.

As of March 31, 2013, 48.2% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate floor as of March 31, 2013 was as follows:

	March 31, 2013
	Fair Value (thousands)	% of Floating Rate Portfolio
Under 1%	$39,513	14.2%
1% to under 2%	230,906	83.0
2% to under 3%	7,896	2.8
Total	$278,315	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2013, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase (1)	Interest Income (thousands)	Interest Expense (thousands)	Net Increase (Decrease) (thousands)
100	$535	$1,311	$(776)
200	2,907	2,622	285
300	5,693	3,933	1,760
400	8,479	5,244	3,235
500	11,265	6,555	4,710

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

Item 4: Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3:   Defaults Upon Senior Securities.

None.

Item 4:   Mine Safety Disclosures.

None.

Item 5:   Other Information.

None.

Item 6:   Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Amendment No. 2 to the Senior Secured Term Loan Credit Agreement among Medley Capital Corporation, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated January 23, 2013 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2013)
10.2	Second Supplemental Indenture between Medley Capital Corporation and U.S. Bank National Association, as Trustee, dated March 13, 2013 (Incorporated by reference to Exhibit d.4 to the Registrant’s Post-effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013)
10.3	Amendment No. 3 to the Senior Secured Revolving Credit Agreement among Medley Capital Corporation, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated March 28, 2013 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 2, 2013)
10.4	Amendment No. 3 to the Senior Secured Term Loan Credit Agreement among Medley Capital Corporation, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated March 28, 2013 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 2, 2013)
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2013	Medley Capital Corporation.

	By	/s/ Brook Taube
Brook Taube Chief Executive Officer (Principal Executive Officer)

Dated: May 2, 2013	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

