Form 10-Q
period 2013-06-30
Medley Capital Corp
filed 2013-08-01
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of July 31, 2013, the Registrant had 33,226,126 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Financial Statements

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	June 30, 2013	September 30, 2012
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $686,448,197 and $394,482,053, respectively)	$677,350,840	$393,741,357
Affiliated investments (amortized cost of $9,126,612 and $8,678,596, respectively)	9,024,065	8,208,006
Total investments at fair value	686,374,905	401,949,363
Cash and cash equivalents	13,458,925	4,893,616
Interest receivable	9,941,064	3,940,148
Deferred financing costs, net	8,295,305	4,651,724
Fees receivable	1,625,000	-
Other assets	345,460	232,496
Receivable for investments sold	4,568,652	-
Deferred offering costs	241,510	103,671
Total assets	$724,850,821	$415,771,018

LIABILITIES
Revolving credit facility payable	$54,700,000	$15,000,000
Term loan payable	115,000,000	55,000,000
Notes payable	103,500,000	40,000,000
SBA debentures	5,000,000	-
Payable for investments purchased	15,000,000	10,212,300
Management and incentive fees payable, net	5,984,655	3,514,772
Accounts payable and accrued expenses	1,635,812	924,152
Administrator expenses payable	681,924	465,412
Deferred revenue	181,315	173,627
Interest and fees payable	2,813,939	1,048,205
Due to affiliate	24,028	13,246
Offering costs payable	83,054	80,073
Total liabilities	$304,604,727	$126,431,787

NET ASSETS
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 33,226,126 and 23,110,242 common shares issued and outstanding, respectively	$33,226	$23,110
Capital in excess of par value	422,205,081	285,012,499
Accumulated undistributed net investment income	7,014,978	5,559,635
Accumulated net realized gain (loss) from investments	192,713	(44,727)
Net unrealized appreciation (depreciation) on investments	(9,199,904)	(1,211,286)
Total net assets	420,246,094	289,339,231
Total liabilities and net assets	$724,850,821	$415,771,018

NET ASSET VALUE PER SHARE	$12.65	$12.52

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended June 30		For the nine months ended June 30
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/Non-affiliated investments	$19,572,407	$10,179,522	$50,383,033	$23,962,160
Affiliated investments	376,790	239,761	1,112,503	2,013,461
Total interest income	19,949,197	10,419,283	51,495,536	25,975,621
Interest from cash and cash equivalents	2,677	781	6,192	3,513
Other fee income (See note 9)	3,639,234	1,832,307	10,016,301	4,475,777
Total investment income	23,591,108	12,252,371	61,518,029	30,454,911

EXPENSES
Base management fees	2,977,097	1,498,212	7,606,894	3,782,158
Incentive fees	3,007,559	1,552,011	8,010,952	4,110,844
Interest and financing expenses	4,032,337	1,781,455	9,283,079	2,890,872
Administrator expenses	681,924	395,689	1,773,348	1,074,173
Professional fees	319,982	469,650	1,160,684	1,102,278
Directors fees	71,125	131,125	314,786	377,504
Insurance	69,758	121,506	210,517	343,325
General and administrative	398,785	94,678	963,046	371,505
Organizational expense	2,305	-	150,916	-
Expenses before management fee waiver	11,560,872	6,044,326	29,474,222	14,052,659
Management fee waiver	-	-	-	(41,126)
Total expenses net of management fee waiver	11,560,872	6,044,326	29,474,222	14,011,533
Net investment income before excise taxes	12,030,236	6,208,045	32,043,807	16,443,378
Excise tax expense	-	-	-	(35,501)
NET INVESTMENT INCOME	12,030,236	6,208,045	32,043,807	16,407,877

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	(136,914)	(15,016)	237,440	93,552
Net unrealized appreciation/(depreciation) on investments	(8,736,445)	(1,353,281)	(7,988,618)	(1,434,400)
Net gain/(loss) on investments	(8,873,359)	(1,368,297)	(7,751,178)	(1,340,848)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,156,877	$4,839,748	$24,292,629	$15,067,029

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.10	$0.28	$0.85	$0.87
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.37	$0.36	$1.12	$0.95
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	32,658,336	17,320,468	28,684,229	17,320,468

DIVIDENDS DECLARED PER COMMON SHARE	$0.36	$0.31	$1.08	$0.84

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the nine months ended June 30, 2013	For the nine months ended June 30, 2012
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$32,043,807	$16,407,877
Net realized gain/(loss) from investments	237,440	93,552
Net unrealized appreciation/(depreciation) on investments	(7,988,618)	(1,434,400)
Net increase/(decrease) in net assets from operations	24,292,629	15,067,029
SHAREHOLDER DISTRIBUTIONS:
Distributions declared from income ($1.08 and $0.84 per share, respectively)	(30,588,465)	(14,549,193)
Net decrease in net assets from shareholder distributions	(30,588,465)	(14,549,193)
CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net of underwriting costs	137,696,574	-
Offering costs	(493,875)	-
Net increase in net assets from common share transactions	137,202,699	-
Total increase/(decrease) in net assets	130,906,863	517,836
Net assets at beginning of period	289,339,231	217,652,696
Net assets at end of period including accumulated undistributed net investment income of $7,014,978 and $5,078,773, respectively	$420,246,094	$218,170,532

Net asset value per common share	$12.65	$12.60
Common shares outstanding at end of period	33,226,126	17,320,468

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the nine months ended June 30, 2013	For the nine months ended June 30, 2012
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$24,292,629	$15,067,029
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Paid-in-kind interest income	(6,522,188)	(2,545,968)
Net amortization of premium (discount) on investments	(565,649)	(23,574)
Amortization of deferred financing costs	1,029,597	432,836
Net realized (gain) loss from investments	(237,440)	(93,552)
Net unrealized (appreciation) depreciation on investments	7,988,618	1,434,400
Proceeds from sale and redemption of investments	140,693,504	26,637,386
Purchase of investments	(425,782,387)	(189,295,850)
(Increase) decrease in operating assets:
Interest receivable	(6,000,916)	(1,597,551)
Fees receivable	(1,625,000)	-
Other assets	(112,964)	621,928
Receivable for investments sold	(4,568,652)	-
Increase (decrease) in operating liabilities:
Payable for investments purchased	4,787,700	-
Accounts payable and accrued expenses	711,660	362,159
Management and incentive fees payable, net	2,469,883	1,566,472
Administrator expenses payable	216,512	49,396
Interest and fees payable	1,765,734	1,209,482
Deferred revenue	7,688	79,780
Due to affiliate	10,782	81,391
NET CASH USED BY OPERATING ACTIVITIES	(261,440,889)	(146,014,236)

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting costs	137,696,574	-
Offering cost paid	(628,734)	(82,666)
Borrowings on debt	335,300,000	159,400,000
Paydowns on debt	(167,100,000)	(10,700,000)
Financing cost paid	(4,673,177)	(2,135,443)
Payments of cash dividends	(30,588,465)	(14,549,193)
NET CASH PROVIDED BY FINANCING ACTIVITIES	270,006,198	131,932,698

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,565,309	(14,081,538)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,893,616	17,201,643
CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,458,925	$3,120,105

Supplemental Information:
Interest paid during the period	$6,437,602	$1,248,554
Excise tax paid during the period	$-	$35,501
Supplemental non-cash information
Paid-in-kind interest income	$6,522,188	$2,545,968
Net amortization of premium (discount) on investments	$565,649	$23,574
Amortization of deferred financing costs	$(1,029,597)	$(432,836)
Issuance of common stock in connection with dividend reinvestment plan	$1,764,174	$-

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

June 30, 2013

(unaudited)

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)
Non-Controlled/ Non-Affiliated Investments:

Accupac, Inc.	Containers, Packaging and Glass	Senior Secured Second Lien Term Loan (12.29%)	11/10/2018	$12,000,000	$12,000,000	$12,000,000	2.9%
				12,000,000	12,000,000	12,000,000

Aderant North America, Inc.	Electronics	Senior Secured Second Lien Term Loan (LIBOR + 8.75%, 1.25% LIBOR Floor)	6/20/2019	4,550,000	4,550,000	4,550,000	1.1%
				4,550,000	4,550,000	4,550,000

American Apparel, Inc.(8)	Retail Stores	Senior Secured Note (13.00%)	4/15/2020	13,000,000	12,618,046	13,064,500	3.1%
				13,000,000	12,618,046	13,064,500

American Gaming Systems LLC	Hotels, Motels, Inns and Gaming	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.50% LIBOR Floor)	8/15/2016	10,750,000	10,750,000	10,793,294	2.6%
				10,750,000	10,750,000	10,793,294

ARBOC Specialty Vehicles LLC	Automobile	Senior Secured First Lien Term Loan (LIBOR + 12.50% Cash, 1.00% LIBOR Floor)	3/21/2018	25,000,000	25,000,000	25,000,000	5.9%
				25,000,000	25,000,000	25,000,000

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2014	15,727,315	15,727,315	15,839,603	3.8%
				15,727,315	15,727,315	15,839,603

BayDelta Maritime LLC	Cargo Transport	Senior Secured First Lien Term Loan (11.25% Cash, 2.50% Deferred)	6/30/2016	6,669,293	6,566,855	6,686,440	1.6%
		Fee Note (14.88%)(6)	6/30/2016	250,000	164,853	164,853	0.0%
		Warrants to purchase 10% of the outstanding equity	6/30/2016	N/A	25,000	468,307	0.1%
				6,919,293	6,756,708	7,319,600

Brantley Transportation LLC	Oil and Gas	Senior Secured First Lien Term Loan (12.00%)	8/2/2017	10,762,500	10,956,185	10,762,500	2.6%
				10,762,500	10,956,185	10,762,500

Calloway Laboratories, Inc.	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (12.00% PIK)	9/30/2014	24,121,937	23,797,201	19,075,382	4.5%
		Warrants to purchase 15% of the outstanding equity	9/30/2014	N/A	68,433	-	0.0%
				24,121,937	23,865,634	19,075,382

Caregiver Services, Inc.	Healthcare, Education and Childcare	Senior Secured Second Lien Term Loan (12.45% Cash, 2.00% PIK)	12/29/2017	15,283,238	15,283,238	15,268,801	3.6%
				15,283,238	15,283,238	15,268,801

Cenegenics LLC	Personal, Food and Miscellaneous Services	Senior Secured First Lien Term Loan (10.00% Cash, 2.25% PIK)	12/20/2017	19,601,755	19,601,755	19,666,529	4.7%
				19,601,755	19,601,755	19,666,529

Dispensing Dynamics International(8)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Note (12.50%)	1/1/2018	4,800,000	4,711,076	4,833,389	1.2%
				4,800,000	4,711,076	4,833,389

DLR Restaurants LLC	Restaurant & Franchise	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	9,622,039	9,622,039	9,622,039	2.3%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	252,060	252,060	252,060	0.1%
				9,874,099	9,874,099	9,874,099

Exide Technologies (9)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured Note (8.63%)	2/1/2018	11,000,000	9,006,908	6,668,750	1.6%
				11,000,000	9,006,908	6,668,750

FC Operating LLC	Retail Stores	Senior Secured First Lien Term Loan (LIBOR + 10.75%, 1.25% LIBOR Floor)	11/14/2017	11,212,500	11,212,500	11,230,794	2.7%
				11,212,500	11,212,500	11,230,794

Geneva Wood Fuels LLC (4)(10)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (4.50% Cash, 10.50% PIK)	12/31/2014	8,199,184	8,143,385	4,090,000	1.0%
				8,199,184	8,143,385	4,090,000

Harrison Gypsum LLC	Mining, Steel, Iron and Nonprecious Metals	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)	12/21/2017	24,408,401	24,408,401	24,425,174	5.8%
				24,408,401	24,408,401	24,425,174

HD Vest, Inc.	Finance	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.25% LIBOR Floor)	6/18/2019	8,750,000	8,750,000	8,640,625	2.1%
				8,750,000	8,750,000	8,640,625

Help/Systems LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)	6/28/2020	15,000,000	15,000,000	14,400,000	3.4%
				15,000,000	15,000,000	14,400,000

HGDS Acquisition LLC	Business Services	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.50% PIK)	3/28/2018	13,625,087	13,625,087	13,552,421	3.2%
				13,625,087	13,625,087	13,552,421

Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.50% LIBOR Floor)	1/3/2019	6,000,000	6,000,000	6,007,167	1.4%
		Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.25% LIBOR Floor)	1/3/2019	2,000,000	1,982,405	1,942,667	0.5%
				8,000,000	7,982,405	7,949,834

Ingenio Acquisition LLC	Personal, Food and Miscellaneous Services	Senior Secured First Lien Term Loan (12.75%)	5/9/2018	25,000,000	25,000,000	25,000,000	5.9%
				25,000,000	25,000,000	25,000,000

Insight Pharmaceuticals LLC	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (LIBOR + 11.75%, 1.50% LIBOR Floor)	8/25/2017	7,724,138	7,724,138	7,816,705	1.9%
				7,724,138	7,724,138	7,816,705

Integra Telecom	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor)	2/22/2020	12,132,000	12,158,858	12,480,795	3.0%
				12,132,000	12,158,858	12,480,795

Interface Security Systems(8)	Electronics	Senior Secured Note (9.25%)	1/15/2018	3,333,000	3,333,000	3,399,660	0.8%
				3,333,000	3,333,000	3,399,660

JD Norman Industries, Inc.	Diversified/Conglomerate Manufacturing	Senior Secured Second Lien Term Loan (13.50%)	6/28/2018	12,500,000	12,500,000	12,500,000	3.0%
				12,500,000	12,500,000	12,500,000

Kelley Amerit Holdings, Inc.	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK)	12/21/2016	8,990,555	8,990,555	8,956,595	2.1%
				8,990,555	8,990,555	8,956,595

Linc Energy Finance (USA), Inc.(8)	Oil and Gas	Senior Secured Note (12.50%)	10/31/2017	3,500,000	3,387,276	3,832,500	0.9%
				3,500,000	3,387,276	3,832,500

Meridian Behavioral Health LLC	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan A (14.00% )	11/14/2016	6,139,141	5,729,463	6,294,461	1.5%
		Senior Secured First Lien Term Loan B (14.00%)	11/14/2016	3,750,000	3,750,000	3,750,000	0.9%
		Warrants to purchase 8% of the outstanding membership units	11/14/2016	N/A	536,296	1,063,521	0.2%
				9,889,141	10,015,759	11,107,982

Modern VideoFilm, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 3.00% PIK, 1.50% LIBOR Floor)	9/25/2017	11,561,601	11,263,485	9,422,705	2.2%
		Warrants to purchase 4.5% of the outstanding equity	9/25/2017	N/A	339,572	8,932	0.0%
				11,561,601	11,603,057	9,431,637

Physicians Care Alliance LLC	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (10.00% Cash, 1.00% PIK)	12/28/2017	15,813,580	15,813,580	15,989,111	3.8%
		Senior Secured First Lien Revolver (10.50%)(7)	12/28/2017	N/A	N/A	N/A	0.0%
				15,813,580	15,813,580	15,989,111

Prestige Industries LLC	Business Services	Senior Secured Second Lien Term Loan (10.00% Cash, 3.00% PIK)	1/31/2017	5,983,801	5,862,075	5,470,885	1.3%
		Warrants to purchase 0.63% of the outstanding common units	1/31/2017	N/A	151,855	-	0.0%
				5,983,801	6,013,930	5,470,885

Prince Mineral Holdings Corp.(8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (11.50%)	12/15/2019	6,800,000	6,724,437	7,276,000	1.7%
				6,800,000	6,724,437	7,276,000

RCS Management Corporation & Specialized Medical Services, Inc.	Diversified/Conglomerate Service	Senior Secured Second Lien Term Loan ( LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)	9/23/2015	25,442,201	25,442,201	25,644,399	6.1%
				25,442,201	25,442,201	25,644,399

Red Skye Wireless LLC	Retail Stores	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 2.00% PIK, 1.00% LIBOR Floor)	6/27/2017	15,001,667	15,001,667	15,001,667	3.6%
				15,001,667	15,001,667	15,001,667

Reddy Ice Corporation	Beverage, Food and Tobacco	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)	10/1/2019	17,000,000	17,000,000	16,668,477	4.0%
				17,000,000	17,000,000	16,668,477

Revstone Aero LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.00% PIK)	11/1/2013	15,465,235	15,273,301	15,465,235	3.7%
		Fee Note	11/1/2013	500,000	263,297	470,000	0.1%
				15,965,235	15,536,598	15,935,235

Santa Cruz Nutritional	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loan (14.50%)	5/25/2015	15,000,000	15,000,000	15,555,833	3.7%
				15,000,000	15,000,000	15,555,833

Sequel Youth and Family Services LLC	Healthcare, Education and Childcare	Senior Secured Second Lien Term Loan (14.00%)	12/23/2014	10,500,000	10,500,000	10,815,000	2.6%
				10,500,000	10,500,000	10,815,000

SESAC HOLDCO II	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.75%, 1.25% LIBOR Floor)	7/12/2019	2,500,000	2,463,944	2,546,505	0.6%
				2,500,000	2,463,944	2,546,505

Sizzling Platter LLC(8)	Restaurant & Franchise	Senior Secured Note (12.25% )	4/15/2016	10,867,000	11,083,728	11,356,015	2.7%
				10,867,000	11,083,728	11,356,015

Strike Holdings LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 2.00% PIK, 1.00% LIBOR Floor)	8/31/2017	16,018,032	16,018,032	16,979,114	4.0%
				16,018,032	16,018,032	16,979,114

Taylored Freight Services LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)	11/1/2017	14,164,938	14,164,938	14,246,030	3.4%
				14,164,938	14,164,938	14,246,030

Tempel Steel Company(8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (12.00%)	8/15/2016	12,000,000	11,815,899	11,520,000	2.7%
				12,000,000	11,815,899	11,520,000

Tenere Acquisition Corp.	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	10,853,764	10,853,764	10,974,026	2.6%
				10,853,764	10,853,764	10,974,026

The Great Atlantic & Pacific Tea Company, Inc.	Grocery	Senior Secured First Lien Term Loan (LIBOR + 9.00%, 2.00% LIBOR Floor)	3/13/2017	7,897,491	7,897,491	8,055,441	1.9%
				7,897,491	7,897,491	8,055,441

Tower International, Inc.(8)	Automobile	Senior Secured Note (10.63%)	9/1/2017	725,000	737,092	761,250	0.2%
				725,000	737,092	761,250

Travelclick, Inc.	Hotels, Motels, Inns and Gaming	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor)	3/26/2018	15,000,000	15,000,000	15,150,000	3.6%
				15,000,000	15,000,000	15,150,000

U.S. Well Services LLC (9)	Oil and Gas	Senior Secured Note (14.50%)	2/15/2017	21,558,808	21,423,536	21,593,509	5.1%
		Warrants to purchase 3.48% of the outstanding common membership interests	2/15/2017	N/A	11,370	326,467	0.1%
				21,558,808	21,434,906	21,919,976

United Restaurant Group L.P.	Restaurant & Franchise	Senior Secured Second Lien Term Loan (LIBOR + 11.50% Cash, 3.50% PIK)	12/31/2016	10,736,470	10,736,470	10,712,683	2.5%
				10,736,470	10,736,470	10,712,683

United Road Towing Inc.	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (11.50% Cash, 3.50% PIK)	10/21/2016	15,835,461	15,835,461	14,378,553	3.4%
				15,835,461	15,835,461	14,378,553

Velum Global Credit Management LLC	Finance	Senior Secured First Lien Term Loan (15.00%)	3/31/2014	8,300,000	8,346,788	8,300,000	2.0%
				8,300,000	8,346,788	8,300,000

Water Capital USA, Inc.	Finance	Senior Secured First Lien Term Loan (7.00% Cash, 7.00% PIK)	1/3/2015	24,704,104	24,704,104	24,704,104	5.9%
				24,704,104	24,704,104	24,704,104

Westport Axle Corp	Automobile	Senior Secured First Lien Term Loan (11.50% Cash, 1.50% PIK)	11/17/2018	19,011,875	19,011,875	19,011,875	4.5%
				19,011,875	19,011,875	19,011,875

YRCW Receivables LLC	Cargo Transport	Senior Secured Second Lien Term Loan (LIBOR + 9.75%, 1.50% LIBOR Floor)	9/30/2014	4,860,416	4,775,907	4,847,492	1.1%
				4,860,416	4,775,907	4,847,492

Subtotal Non-Controlled / Non-Affiliated Investments				$689,755,587	$686,448,197	$677,350,840

Affiliated Investments:

Cymax Stores, Inc.(9)	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (10.00% Cash, 5.00% PIK)	8/1/2015	8,892,509	8,448,458	8,350,911	2.0%
		190 Class B Common Units (5)		N/A	678,154	673,154	0.2%

Subtotal Affiliated Investments				$8,892,509	$9,126,612	$9,024,065

Total Investments, June 30, 2013				$698,648,096	$695,574,809	$686,374,905	163.3%

(1)	All of our investments are domiciled in the United States except for Cymax Stores, Inc. which is domiciled in Canada.
(2)	Par amount includes accumulated PIK interest and is net of repayments.
(3)	Percentage is based on net assets of $420,246,094 as of June 30, 2013.
(4)	Investment is held via participation agreements with affiliated entities (See note 7).
(5)	190 Class B Common Units represent 19% ownership of Cymax Stores, Inc.
(6)	Fee note is a zero coupon note, which is considered as a senior secured first lien term loan due at the earlier of prepayment or maturity and stated interest rate represents an effective interest rate.
(7)	The entire commitment was unfunded at June 30, 2013. As such, no interest is being earned on this investment.
(8)	Securities are exempt from registration under Rule 144a of the Securities Act of 1933. These securities represent $56.0 million and 13.3% of net assets as of June 30, 2013 and are considered restricted.
(9)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(10)	Investment was on PIK non-accrual status as of June 30, 2013.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2012(8)

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)
Non-Controlled/ Non-Affiliated Investments:

American Gaming Systems LLC	Hotels, Motels, Inns and Gaming	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.50% LIBOR Floor)	8/15/2016	$9,509,615	$9,509,615	$9,509,615	3.3%
				9,509,615	9,509,615	9,509,615

Atkore International, Inc. (7)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (9.88%)	1/1/2018	5,000,000	4,825,086	4,875,000	1.7%
				5,000,000	4,825,086	4,875,000

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2014	15,490,782	15,490,782	15,490,782	5.3%
				15,490,782	15,490,782	15,490,782

BayDelta Maritime LLC	Cargo Transport	Senior Secured First Lien Term Loan (11.25% Cash, 2.50% Deferred)	6/30/2016	6,669,293	6,547,553	6,669,293	2.3%
		Fee Note (14.88%)(6)	6/30/2016	250,000	148,611	148,611	0.1%
		Warrants to purchase 10% of the outstanding equity	6/30/2016	N/A	25,000	216,387	0.1%
				6,919,293	6,721,164	7,034,291

Bennu Glass, Inc.	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (15.00%)	4/30/2013	10,000,000	10,062,296	10,000,000	3.4%
				10,000,000	10,062,296	10,000,000

Brantley Transportation LLC	Oil and Gas	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 2.50% PIK, 1.50% LIBOR Floor)	8/2/2017	10,920,360	10,920,360	10,920,360	3.8%
				10,920,360	10,920,360	10,920,360

Calloway Laboratories, Inc.	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (10.00% Cash , 2.00% PIK)	9/30/2014	20,041,029	19,973,752	19,743,006	6.8%
		Warrants to purchase 2.4% of the outstanding equity	9/30/2014	N/A	68,433	68,433	0.0%
				20,041,029	20,042,185	19,811,439

Caregiver Services, Inc.	Healthcare, Education and Childcare	Senior Secured Second Lien Term Loan (12.45% Cash, 2.00% PIK)	12/29/2017	15,053,384	15,053,384	15,053,384	5.2%
				15,053,384	15,053,384	15,053,384

Exide Technologies (7)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured Note (8.63%)	2/1/2018	10,000,000	8,669,210	8,662,500	3.0%
				10,000,000	8,669,210	8,662,500

Flexera Software LLC	Electronics	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.25% LIBOR Floor)	9/30/2017	3,920,000	3,920,000	3,920,000	1.3%
		Senior Secured Second Lien Term Loan (LIBOR + 9.75%, 1.25% LIBOR Floor)	9/30/2018	6,000,000	6,000,000	5,819,983	2.0%
				9,920,000	9,920,000	9,739,983

Geneva Wood Fuels LLC (4)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 13.00%, 2.50% LIBOR Floor)	12/31/2012	7,500,000	7,500,000	6,937,502	2.4%
				7,500,000	7,500,000	6,937,502

Gulf Coast Asphalt Company, Inc. (7)	Oil and Gas	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 3.50% PIK)	6/14/2017	11,180,191	11,180,191	11,180,191	3.9%
				11,180,191	11,180,191	11,180,191

Hilex Poly Co.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 9.25%, 2.00% LIBOR Floor)	11/19/2015	1,533,848	1,533,848	1,533,848	0.5%
				1,533,848	1,533,848	1,533,848

Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.50% LIBOR Floor)	1/3/2019	6,000,000	6,000,000	5,935,052	2.0%
		Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.25% LIBOR Floor)	1/3/2019	2,000,000	1,980,714	1,913,402	0.7%
				8,000,000	7,980,714	7,848,454

Insight Pharmaceuticals LLC	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (LIBOR + 11.75%, 1.50% LIBOR Floor)	8/25/2017	10,000,000	10,000,000	10,000,000	3.4%
				10,000,000	10,000,000	10,000,000

Integra Telecom, Inc. (7)	Telecommunications	Senior Secured Note (10.75%)	4/15/2016	7,250,000	7,113,784	7,113,784	2.5%
				7,250,000	7,113,784	7,113,784

Kelley Amerit Holdings, Inc.	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK)	12/22/2016	9,242,940	9,242,940	9,242,940	3.2%
				9,242,940	9,242,940	9,242,940

Meridian Behavioral Health LLC	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan A (12.00% Cash, 2.00% PIK)	11/14/2016	6,107,870	5,635,807	6,199,931	2.1%
		Senior Secured First Lien Term Loan B (12.00%)	11/14/2016	3,000,000	3,000,000	2,830,434	1.0%
		Warrants to purchase 8% of the outstanding membership units	11/14/2016	N/A	536,296	786,118	0.3%
				9,107,870	9,172,103	9,816,483

Modern VideoFilm, Inc. (7)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 3.00% PIK, 1.50% LIBOR Floor)	9/25/2017	16,000,000	15,522,547	15,522,547	5.4%
		Warrants to purchase 5% of the outstanding equity	9/25/2017	N/A	480,000	480,000	0.2%
				16,000,000	16,002,547	16,002,547

Prestige Industries LLC	Business Services	Senior Secured Second Lien Term Loan (10.00% Cash, 3.00% PIK)	1/31/2017	5,849,374	5,709,063	5,537,365	1.9%
		Warrants to purchase 3.04% of the outstanding common units	1/31/2017	N/A	151,855	119,406	0.0%
				5,849,374	5,860,918	5,656,771

RCS Management Corporation & Specialized Medical Services, Inc.	Diversified/Conglomerate Service	Senior Secured Second Lien Term Loan ( LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)	9/23/2015	19,346,687	19,346,687	19,346,687	6.7%
				19,346,687	19,346,687	19,346,687

Renaissance Learning LLC	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.50% LIBOR Floor)	10/19/2017	2,970,000	2,865,919	2,865,919	1.0%
		Senior Secured Second Lien Term Loan (LIBOR + 10.50%, 1.50% LIBOR Floor)	10/19/2018	2,000,000	1,927,002	1,927,002	0.7%
				4,970,000	4,792,921	4,792,921

Revstone Aero LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.00% PIK)	6/30/2017	15,117,806	14,901,459	14,901,459	5.2%
		Fee Note (17.38%) (6)	6/30/2017	500,000	233,561	233,561	0.1%
				15,617,806	15,135,020	15,135,020

Santa Cruz Nutritional (7)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loan (14.50%)	5/25/2015	15,000,000	15,000,000	15,000,000	5.2%
				15,000,000	15,000,000	15,000,000

Sequel Youth and Family Services LLC	Healthcare, Education and Childcare	Senior Secured Second Lien Term Loan (14.00%)	12/23/2014	10,500,000	10,500,000	10,500,000	3.6%
				10,500,000	10,500,000	10,500,000

Sizzling Platter LLC (7)	Restaurant & Franchise	Senior Secured Note (12.25% )	4/15/2016	3,630,000	3,529,636	3,757,050	1.3%
				3,630,000	3,529,636	3,757,050

Strike Holdings LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 2.00% PIK, 1.00% LIBOR Floor)	8/31/2017	15,777,126	15,777,126	15,777,126	5.4%
				15,777,126	15,777,126	15,777,126

Tempel Steel Company (7)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (12.00%)	8/15/2016	12,000,000	11,781,691	11,879,995	4.1%
				12,000,000	11,781,691	11,879,995

The Great Atlantic & Pacific Tea Company, Inc. (7)	Grocery	Senior Secured First Lien Term Loan (LIBOR + 9.00%, 2.00% LIBOR Floor)	3/13/2017	7,960,000	7,960,000	7,960,000	2.8%
				7,960,000	7,960,000	7,960,000

Tower International, Inc. (7)	Automobile	Senior Secured Note (10.63%)	9/1/2017	6,101,000	6,216,917	6,216,916	2.1%
				6,101,000	6,216,917	6,216,916

U.S. Well Services LLC (7)	Oil and Gas	Senior Secured Note (14.50% PIK until 8/15/12, 14.50% Cash therafter)	2/15/2017	13,393,941	13,244,727	13,244,727	4.6%
		Warrants to purchase 2.29% of the outstanding common membership interests	2/15/2017	N/A	10,697	-	0.0%
				13,393,941	13,255,424	13,244,727

United Restaurant Group L.P.	Restaurant & Franchise	Senior Secured Second Lien Term Loan (LIBOR + 11.50% Cash, 3.50% PIK)	12/31/2016	10,455,664	10,455,664	10,246,510	3.5%
				10,455,664	10,455,664	10,246,510

United Road Towing Inc.	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (11.50% Cash, 3.50% PIK)	10/21/2016	15,421,293	15,421,293	14,997,196	5.2%
				15,421,293	15,421,293	14,997,196

Velum Global Credit Management LLC	Finance	Senior Secured First Lien Term Loan (15.00%)	3/31/2014	10,000,000	10,106,822	10,000,000	3.5%
				10,000,000	10,106,822	10,000,000

Water Capital USA, Inc. (7)	Finance	Senior Secured First Lien Term Loan (7.00% Cash, 7.00% PIK)	1/3/2013	23,437,803	23,437,803	23,437,803	8.1%
				23,437,803	23,437,803	23,437,803

Welocalize, Inc. (7)	Business Services	Senior Secured First Lien Term Loan A (LIBOR + 8.00%, 2.00% LIBOR Floor)	11/19/2015	4,716,740	4,716,740	4,716,740	1.6%
		Senior Secured First Lien Term Loan B (LIBOR + 9.00%, 2.00% LIBOR Floor, 1.25% PIK)	11/19/2015	5,478,728	5,478,728	5,478,728	1.9%
				10,195,468	10,195,468	10,195,468

YRCW Receivables LLC	Cargo Transport	Senior Secured Second Lien Term Loan (LIBOR + 9.75%, 1.50% LIBOR Floor)	9/30/2014	4,897,519	4,768,454	4,824,064	1.7%
				4,897,519	4,768,454	4,824,064

Subtotal Non-Controlled / Non-Affiliated Investments				$397,222,993	$394,482,053	$393,741,357

Affiliated Investments:

Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (10.00% Cash, 5.00% PIK)	8/1/2015	8,562,329	8,000,442	7,534,852	2.6%
		190 Class B Common Units (5)		N/A	678,154	673,154	0.2%

Subtotal Affiliated Investments				$8,562,329	$8,678,596	$8,208,006

Total Investments, September 30, 2012				$405,785,322	$403,160,649	$401,949,363	138.9%

(1)	All of our investments are domiciled in the United States except for Cymax Stores, Inc. which is domiciled in Canada.
(2)	Par amount includes accumulated PIK interest and is net of repayments.
(3)	Percentage is based on net assets of $289,339,231 as of September 30, 2012.
(4)	Investment is held via participation agreements with affiliated entities (See note 7).
(5)	190 Class B Common Units represent 19% ownership of Cymax Stores, Inc.
(6)	Fee note is a zero coupon note, which is considered as a senior secured first lien term loan due at the earlier of prepayment or maturity and stated interest rate represents an effective interest rate.
(7)	An affiliated fund that is managed by an affiliate of MCC Advisors LLC also holds an investment in this security.
(8)	The September 30, 2012 presentation has been revised to conform to the current period presentation.

See accompanying notes to consolidated financial statements.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2013

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

On January 20, 2011, the Company’s shares began trading on the New York Stock Exchange (“NYSE”) under the symbol “MCC”.

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

On March 26, 2013, our wholly-owned subsidiary, Medley SBIC LP (“SBIC LP“), a Delaware limited partnership, received a license from Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958.

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

On April 12, 2013, we completed a public offering of 4,000,000 shares of our common stock and an additional 492,271 shares of our common stock pursuant to the underwriters’ partial exercise of the over-allotment option at a public offering price of $14.70 per share, raising approximately $63.4 million in net proceeds.

Deferred Financing Costs

Financing costs, incurred in connection with our credit facilities, unsecured notes and SBA debentures are deferred and amortized over the life of the respective facility.

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

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Other fees are capitalized as deferred revenue and recorded into income over the respective period. Other fee income for the three and nine months ended June 30, 2013 was approximately $3.6 million and $10.0 million, respectively. For the three and nine months ended June 30, 2012 other fee income was approximately $1.8 million and $4.5 million, respectively.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

Administrative agent fee received by the Company are recorded as income when the services are rendered.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended June 30, 2013, the Company earned approximately $2.4 million and $6.5 million in PIK, respectively. For the three and nine months ended June 30, 2012, the Company earned approximately $1.0 million and $2.5 million in PIK interest, respectively.

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

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At June 30, 2013, one portfolio company was on PIK non-accrual status with a fair value of approximately $4.1 million, or 0.6% of the fair value of our portfolio. At September 30, 2012, we had no portfolio company on non-accrual status.

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	Our quarterly valuation process begins with each portfolio investment being initially valued by the investment professionals responsible for monitoring the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with senior management; and

•	An independent valuation firm engaged by our board of directors prepares an independent valuation report for approximately one third of the portfolio investments each quarter on a rotating quarterly basis on non fiscal year-end quarters, such that each of these investments will be valued by independent valuation firms at least twice per annum when combined with the fiscal year end review of all the investments by independent valuation firms.

In addition, all of our investments are subject to the following valuation process:

•	Management reviews preliminary valuations and their own independent assessment;

•	The audit committee of our board of directors reviews the preliminary valuations of senior management and independent valuation firms; and

•	Our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of MCC Advisors, the respective independent valuation firms and the audit committee.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the calendar year ended December 31, 2011, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains and subsequently paid $35,501 in federal excise taxes. There is no provision for federal excise tax for 2012 accrued at June 30, 2013.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at June 30, 2013. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of June 30, 2013 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$336,222	48.3%	$327,836	47.8%
Senior Secured Second Lien Term Loans	272,449	39.2	271,441	39.5
Senior Secured Notes	84,841	12.2	84,306	12.2
Unsecured Debt	252	0.1	252	0.1
Equity/Warrants	1,811	0.2	2,540	0.4
Total	$695,575	100.0%	$686,375	100.0%

The composition of our investments as of September 30, 2012 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$187,753	46.6%	$186,841	46.5%
Senior Secured Second Lien Term Loans	158,076	39.2	157,015	39.0
Senior Secured Notes	55,381	13.7	55,750	13.9
Equity/Warrants	1,951	0.5	2,343	0.6
Total	$403,161	100.0%	$401,949	100.0%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2013 (dollars in thousands):

	Investments at Fair Value	Percentage
Personal, Food and Miscellaneous Services	$66,862	9.8%
Business Services	59,173	8.6
Healthcare, Education and Childcare	56,267	8.2
Personal and Nondurable Consumer Products (Manufacturing Only)	48,418	7.1
Automobile	44,773	6.5
Mining, Steel, Iron and Nonprecious Metals	43,221	6.3
Finance	41,645	6.1
Retail Stores	39,297	5.7
Oil and Gas	36,515	5.3
Restaurant & Franchise	31,943	4.7
Aerospace & Defense	31,775	4.6
Leisure, Amusement, Motion Pictures, Entertainment	26,411	3.8
Hotels, Motels, Inns and Gaming	25,943	3.8
Diversified/Conglomerate Service	25,644	3.7
Diversified/Conglomerate Manufacturing	23,474	3.4
Beverage, Food and Tobacco	16,668	2.4
Telecommunications	12,481	1.8
Cargo Transport	12,167	1.8
Containers, Packaging and Glass	12,000	1.7
Home and Office Furnishings, Housewares, and Durable Consumer Products	9,024	1.3
Grocery	8,055	1.2
Electronics	7,950	1.2
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	6,669	1.0
Total	$686,375	100.0%

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2012 (dollars in thousands):

	Investments at Fair Value	Percentage
Healthcare, Education and Childcare	$59,974	14.9%
Oil and Gas	35,345	8.8
Finance	33,438	8.3
Leisure, Amusement, Motion Pictures, Entertainment	31,780	7.9
Aerospace & Defense	30,626	7.6
Personal and Nondurable Consumer Products (Manufacturing Only)	29,786	7.4
Business Services	25,095	6.2
Personal, Food and Miscellaneous Services	24,997	6.2
Diversified/Conglomerate Service	19,347	4.8
Mining, Steel, Iron and Nonprecious Metals	16,755	4.2
Restaurant & Franchise	14,003	3.5
Cargo Transport	11,858	3.0
Containers, Packaging and Glass	10,000	2.5
Electronics	9,740	2.4
Hotels, Motels, Inns and Gaming	9,510	2.4
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8,662	2.2
Home and Office Furnishings, Housewares, and Durable Consumer Products	8,208	2.0
Grocery	7,960	2.0
Telecommunications	7,114	1.8
Automobile	6,217	1.5
Chemicals, Plastics and Rubber	1,534	0.4
Total	$401,949	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic location at fair value at June 30, 2013 (dollars in thousands):

	Investments at Fair Value	Percentage
Midwest	$225,515	32.9%
West	177,409	25.9
Southwest	102,239	14.9
Northeast	62,570	9.1
Mid-Atlantic	59,895	8.7
Southeast	49,723	7.2
International	9,024	1.3
Total	$686,375	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2012 (dollars in thousands):

	Investments at Fair Value	Percentage
Midwest	$119,473	29.7%
West	101,098	25.2
Mid-Atlantic	59,549	14.8
Northeast	42,526	10.6
Southeast	35,750	8.9
Southwest	35,345	8.8
International	8,208	2.0
Total	$401,949	100.0%

Transactions With Affiliated Companies

During the nine months ended June 30, 2013, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows:

Name of Investment	Fair Value at September 30, 2012	Purchases (Sales) of/Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Income Earned	Fair Value at June 30, 2013	Capital Loss
Non-Controlled Affiliates
Cymax Stores, Inc.	$8,208,006	$—	$—	$1,112,503	$9,024,065	$—
Total Non-Controlled Affiliates	$8,208,006	$—	$—	$1,112,503	$9,024,065	$—

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

During the nine months ended June 30, 2012, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows:

Name of Investment	Fair Value at September 30, 2011	Purchase (Sales) of/Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Income Earned	Fair Value at June 30, 2012	Capital Loss
Non-Controlled Affiliates
Cymax Stores, Inc. [1]	$—	$2,419,901	$6,782,696	$459,390	$8,058,646	$—
Allied Cash Holdings LLC [2]	20,000,000	—	(20,000,000)	1,191,205	—	—
Applied Natural Gas Fuels, Inc. [2]	15,663,762	—	(15,663,762)	698,588	—	—
Bennu Glass, Inc. [2]	10,157,220	—	(10,133,291)	347,887	—	—
Total Non-Controlled Affiliates	$45,820,982	$2,419,901	$(39,014,357)	$2,697,070	$8,058,646	$—

1	Became a non-controlled affiliate on January 30, 2012.

2	Became a non-controlled/non-affiliated investment on February 23, 2012.

Purchases (sales) of/advances (distributions) to affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the nine months ended June 30, 2013 and June 30, 2012, respectively. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from affiliates is included in total investment income on the consolidated statements of operations for the nine months ended June 30, 2013 and June 30, 2012, respectively.

Loan Participations

In August of 2012 and during the six months ended June 30, 2013, the Company sold portions of certain investments via participation agreements in an aggregate amount of approximately $47.2 million. Under the terms of the participation agreements, the Company will make periodic payments to the sub-participant equal to the sub-participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of June 30, 2013 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$327,836	$327,836
Senior Secured Second Lien Term Loans	—	—	271,441	271,441
Senior Secured Notes	—	6,669	77,637	84,306
Unsecured Debt	—	—	252	252
Equity/Warrants	—	—	2,540	2,540
Total	$—	$6,669	$679,706	$686,375

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

The following table provides a reconciliation of the beginning and ending balances for investments that use level 3 inputs for the nine months ended June 30, 2013 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured Notes	Unsecured Debt	Equities / Warrants	Total
Balance as of September 30, 2012	$186,841	$157,015	$42,213	$—	$2,343	$388,412
Purchases and other adjustments to cost	24,931	77,652	49,544	2	4	152,133
Originations	216,991	59,500	—	250	—	276,741
Sales	(47,203)	—	(3,053)	—	(144)	(50,400)
Settlements	(46,367)	(22,843)	(13,314)	—	—	(82,524)
Net realized gains (losses) from investments	118	64	770	—	—	952
Net change in unrealized gains (losses)	(7,475)	53	1,477	—	337	(5,608)
Balance as of June 30, 2013	$327,836	$271,441	$77,637	$252	$2,540	$679,706

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following table provides a reconciliation of the beginning and ending balances for investments that use level 3 inputs for the nine months ended June 30, 2012 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured Notes	Equities / Warrants	Total
Balance as of September 30, 2011	$107,255	$79,415	$11,832	$705	$199,207
Purchases and other adjustments to cost	18,184	13,737	23,193	—	55,114
Issuance	52,420	82,970	—	1,361	136,751
Sales	—	—	—	—	—
Settlements	(7,352)	(15,915)	(3,370)	—	(26,637)
Net realized gains (losses) from investments	(11)	(7)	111	—	93
Net change in unrealized gains (losses)	(291)	(936)	(48)	(159)	(1,434)
Balance as of June 30, 2012	$170,205	$159,264	$31,718	$1,907	$363,094

Net change in unrealized loss related to investments still held as of June 30, 2013 and 2012, was approximately $8.8 million and $1.7 million, respectively.

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

The following table presents the quantitative information about level 3 fair value measurements of our investments, as of June 30, 2013 (dollars in thousands):

	Fair value	Valuation techniques	Unobservable input	Range (weighted average)
Senior Secured First Lien Term Loans	$323,111	Market approach	Market yield	10.3% - 42.4%
				(14.6%)

Senior Secured First Lien Term Loans	$4,090	Cost recovery	EV coverage	N/A

Senior Secured First Lien Term Loans - Fee Note	$635	Market approach	Market yield	14.9% - 20.0%
				(18.7%)

Senior Secured Second Lien Term Loans	$271,441	Market approach	Market yield	9.2% - 19.0%
				(12.4%)

Senior Secured Notes	$77,637	Market approach	Market yield	8.7% - 14.4%
				(12.4%)

Unsecured Debt	$252	Market approach	Market Yield	16.0%

Equity/Warrants	$2,540	Enterprise valuation analysis	EBITDA multiple (1)	0.2x – 6.5x (3.9x )

Total	$679,706

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following table presents the quantitative information about level 3 fair value measurements of our investments, as of September 30, 2012 (dollars in thousands):

	Fair value	Valuation techniques	Unobservable input	Range (weighted average)
Senior Secured First lien Term Loan	$186,841	Market approach	Market yield	7.5% - 21.0%
				(14.1%)

Senior Secured Second Lien Term Loan	$157,015	Market approach	Market yield	11.3% - 16.0%
				(13.9%)

Senior Secured Notes	$42,213	Market approach	Market yield	10.1% - 14.9%
				(12.5%)

Equity/Warrants	$2,343	Enterprise valuation analysis	EBITDA multiple (1)	0.2x – 6.0x (4.0x )

Total	$388,412

(1) Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

The significant unobservable inputs used in the fair value measurement of the Company’s debt investments are market yields. Increases in market yields would result in lower fair value measurements.

The significant unobservable inputs used in the fair value measurement of the Company’s equity/warrants investments are comparable company EBITDA multiples. Increases in EBITDA multiples in isolation would result in higher fair value measurements.

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

On March 28, 2013, we entered into Amendment No. 3 to the Revolving Facility, and entered into Amendment No. 3 to the Term Loan Facility.

Amendment No. 3 to each of the Revolving Facility and the Term Loan Facility amend certain provisions of the Facilities.  In particular, the aggregate accordion feature permitting subsequent increases to the Facilities have been increased to an aggregate maximum amount of $400 million, an increase of $100 million from the prior limit of $300 million.

On March 28, 2013, the Company closed $9.0 million of additional commitment to the Revolving Facility resulting in total commitments to the Revolving Facility of $209.0 million and $5.0 million of additional commitment to the Term Facility resulting in total commitments to the Term Facility of $105.0 million.

On April 18, 2013, the Company closed $1.0 million of additional commitment to the Revolving Facility resulting in total commitments to the Revolving Facility of $210.0 million.

On May 1, 2013, we entered into Amendment No. 4 to the Revolving Facility, and entered into Amendment No. 4 to the Term Loan Facility.

Amendment No. 4 to the Revolving Facility revised the Revolving Facility, to, among other things, increase the amount available for borrowing from $210.0 million to $230.0 million.

Amendment No. 4 to the Term Loan Facility revised the Term Loan Facility, to, among other things, increase the amount available for borrowing from $105.0 million to $115.0 million.

As of June 30, 2013, the carrying amount of our borrowings under the Facilities approximated the fair value of our debt obligations. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2013 the Facilities would be deemed to be level 3, as defined in Note 4.

As of June 30, 2013, $3.7 million of financing costs related to the Revolving Facility and $2.0 million of financing costs related to the Term Loan Facility have been capitalized and are being amortized over their respective terms. For the nine months ended June 30, 2013, we recorded $5.7 million of interest and financing expenses related to the Facilities, of which $0.8 million was attributable to interest related to the Revolving Facility, $1.2 million to commitment fees related to the Revolving Facility, $2.9 million to interest related to the Term Loan Facility and $0.8 million of amortization of deferred financing costs related to the Facilities. As of June 30, 2013, there was $54.7 million and $115.0 million outstanding under the Revolving Facility and Term Loan Facility, respectively. For the nine months ended June 30, 2013, our weighted average outstanding debt balance and our weighted average stated interest rate on the Facilities were $118.1 million and 4.21%, respectively. As of June 30, 2012, $2.0 million of financing costs related to the Revolving Facility had been capitalized and are being amortized over its respective terms. For the nine months ended June 30, 2012, we recorded $2.1 million of interest and financing expenses related to the facility, of which, $1.3 million was attributable to interest related to the Revolving Facility, $0.4 million to commitment fees related to the Revolving Facility and $0.4 million of amortization of deferred financing costs related to the Revolving Facility. As of June 30, 2012, there was $108.7 million outstanding under the Revolving Facility. For the nine months ended June 30, 2012, our weighted average outstanding debt balance and our weighted average stated interest rate on the Facilities were $35.5 million and 4.9%, respectively.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

Unsecured Notes

On March 21, 2012, the Company issued $40.0 million in aggregate principal amount of 7.125% unsecured notes that mature on March 30, 2019 (the "2019 Notes"). The 2019 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 30, 2015. The 2019 Notes bear interest at a rate of 7.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The 2019 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol "MCQ".

On March 18, 2013, the Company issued $60.0 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the "2023 Notes," and together with the 2019 Notes, the “Unsecured Notes”). The 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 30, 2016. The 2023 Notes bear interest at a rate of 6.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2013. The 2023 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol "MCV".

On March 26, 2013, the Company closed an additional $3.5 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes.

As of June 30, 2013, the carrying amount and fair value of the 2019 Notes was $40.0 million and $41.2 million, respectively. The carrying amount and fair value of the 2023 Notes was $63.5 million and $62.2 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Unsecured Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. At June 30, 2013 the Unsecured Notes would be deemed to be level 1, as defined in Note 4.

As of June 30, 2013, $1.5 million of financing costs related to the 2019 Notes and $2.2 million of financing costs related to the 2023 Notes have been deferred and are being amortized over their respective terms. For the nine months ended June 30, 2013, we recorded $3.4 million of interest and financing expenses related to the Unsecured Notes, of which $2.1 million to interest related to the 2019 Notes, $1.1 million to interest related to the 2023 Notes and $0.2 million of amortization of deferred financing costs related to the Unsecured Notes. As of June 30, 2013, $40.0 million and $63.5 million in aggregate principal amount of the 2019 Notes and the 2023 notes were outstanding, respectively. For the nine months ended June 30, 2013, our weighted average outstanding debt balance and our weighted average stated interest rate on the Unsecured Notes were $64.3 million and 6.76%, respectively. As of June 30, 2012, $1.5 million of financing costs related to the 2019 Notes had been capitalized and are being amortized over their respective terms. For the nine months ended June 30, 2012, we recorded $0.8 million of interest expense and $57,700 of amortization of deferred financing costs related to the Unsecured Notes. As of June 30, 2012, $40.0 million in aggregate principal amount of the 2019 Notes were outstanding. For the nine months ended June 30, 2012, our weighted average outstanding debt balance and our weighted average stated interest rate on the Unsecured Notes were $14.9 million and 7.10%, respectively.

SBA Debentures

On March 26, 2013, SBIC LP received an SBIC license from the SBA.

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

As of June 30, 2013, SBIC LP had $50.0 million in regulatory capital and had $5.0 million SBA-guaranteed debentures outstanding with an interim interest rate of 1.3%.

At June 30, 2013, the carrying amount of the SBA-guaranteed debentures approximated the fair value of our debt obligations. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2013 the Facilities would be deemed to be level 3, as defined in Note 4.

For the three and nine months ended June 30, 2013, we recorded $20,177 and $20,177, respectively, of interest and financing expenses related to the SBA guaranteed debenture, of which $1,114 and $1,114, respectively, was attributable to interest expense and $19,063 and $19,063, respectively, of amortization of commitment fee and upfront fees. The weighted average interest rate for all SBA-guaranteed debentures as of June 30, 2013 was 1.3%.

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

The base management fee will be calculated at an annual rate of 1.75% of our gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Subsequently, the base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. MCC Advisors agreed to waive the base management fee payable with respect to cash and cash equivalents held by the Company through December 31, 2011. This waiver does not extend to periods subsequent to December 31, 2011.

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

For the three and nine month periods ended June 30, 2013, the Company incurred net base management fees to MCC Advisors of $3.0 million and $7.6 million, respectively. For the three and nine month periods ended June 30, 2013, we incurred $3.0 million and $8.0 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three and nine months ended June 30, 2012, the Company incurred net base management fees payable to MCC Advisors of $1.5 million and $3.7 million, respectively. For the three and nine months ended June 30, 2012, the Company incurred $1.6 million and $4.1 million in incentive fees related to pre-incentive fee net investment income, respectively.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by our administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three and nine months ended June 30, 2013, we incurred $0.7 million and $1.8 million in administrator expenses, respectively. For the three and nine months ended June 30, 2012, we incurred $0.4 million and $1.1 million in administrator expenses, respectively.

Note 7. Related Party Transactions

Loan Participations

As discussed in Note 1, the Loan Assets contributed to the Company by MOF LP and MOF LTD upon consummation of the Company’s IPO were in the form of loan participations with an affiliated entity managed by affiliates of MCC Advisors. On June 30, 2011, the Company cancelled its participation agreements with an affiliate and executed loan assignment agreements for its investments in Velum Global Credit Management LLC and Water Capital USA, Inc. The Company is now a direct lender of record to these borrowers.

The Company holds its investment in Geneva Wood Fuels LLC through a participation agreement with an affiliated entity, which represents 0.6% of the Company’s investments as of June 30, 2013. By virtue of owning loans through a participation agreement, the Company has a contractual relationship with the affiliate, not the borrower. As a result, the Company is subject to the credit risk of the affiliate as well as that of the borrower. As of June 30, 2013, the principal amount related to this loan participation was $8.2 million and for the three and nine months ended June 30, 2013 total investment income related to this loan participation was $0.1 million and $0.6 million, respectively. For the three and nine months ended June 30, 2012, total investment income related to this loan participation was $0.3 million and $0.9 million, respectively.

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

Certain employees of Medley Capital LLC, an affiliate of the Company, serve as senior corporate officers of Velum Global Credit Management LLC.

Note 8. Commitments and Contingencies

As of June 30, 2013, we had commitments under loan and financing agreements to fund up to $21.9 million to four portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. As of September 30, 2012, we had commitments under loan and financing agreements to fund up to $17.3 million to six portfolio companies. These commitments are primarily composed of senior secured term loans and preferred equity. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 9. Other fee income

The other fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, transaction break-up fee and other miscellaneous fees. The following table summarizes the Company’s other fee income for the three and nine months ended June 30, 2013 and 2012 (dollars in thousands):

	For the three months ended
	June 30, 2013	June 30, 2012
Origination fee	$2,798	$1,523
Prepayment fee	26	62
Amendment fee	550	80
Transaction break-up fee	200	123
Administrative agent fee	65	19
Other fees	—	25
Other fee income	$3,639	$1,832

	For the nine months ended
	June 30, 2013	June 30, 2012
Origination fee	$6,441	$3,842
Prepayment fee	1,496	122
Amendment fee	1,370	318
Transaction break-up fee	200	123
Administrative agent fee	197	46
Other fees	312	25
Other fee income	$10,016	$4,476

Note 10. Directors Fees

The independent directors receive an annual fee of $35,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and nine months ended June 30, 2013, we accrued $0.1 million and $0.3 million for directors’ fees expense, respectively. For the three and nine months ended June 30, 2012, we accrued $0.1 million and $0.4 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended June 30, 2013 (dollars in thousands except share and per share amounts):

Basic and diluted	Three months ended June 30, 2013	Nine months ended June 30, 2013
Net increase in net assets from operations	$3,157	$24,293
Weighted average common shares outstanding	32,658,336	28,684,229
Earnings per common share-basic and diluted	$0.10	$0.85

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended June 30, 2012 (dollars in thousands except share and per share amounts):

Basic and diluted	Three months ended June 30, 2012	Nine months ended June 30, 2012
Net increase in net assets from operations	$4,840	$15,067
Weighted average common shares outstanding	17,320,468	17,320,468
Earnings per common share-basic and diluted	$0.28	$0.87

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended June 30, 2013 and 2012:

	For the nine months ended
	June 30, 2013	June 30, 2012
Per share data:
Net asset value per share at beginning of period	$12.52	$12.57

Issuance of common stock, net of underwriting costs	0.33	—
Shares issued pursuant to dividend reinvestment plan	0.00	—
Offering cost	(0.01)	—
Net investment income (1)	1.12	0.95
Net realized gains on investments	0.03	0.00
Net unrealized appreciation/(depreciation) on investments	(0.28)	(0.08)
Net increase in net assets	1.19	0.87

Distributions declared from net investment income	(1.06)	(0.84)
Distributions declared from net realized capital gains	—	—
Total distributions to stockholders	(1.06)	(0.84)

Net asset value at end of period	$12.65	$12.60
Net assets at end of period	$420,246,094	$218,170,532
Shares outstanding at end of period	33,226,126	17,320,468

Per share market value at end of period	$13.58	$12.04
Total return based on market value (2)	4.36%	28.73%
Total return based on net asset value (3)	9.25%	8.03%
Portfolio turnover rate	20.32%	10.30%

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following is a schedule of ratios and supplemental data for the nine months ended June 30, 2013 and 2012:

	For the nine months ended
	June 30, 2013	June 30, 2012
Ratios: (4) (5)
Ratio of net investment income net of management fee waiver to average net assets	11.91%	10.05%
Ratio of total expenses net of management fee waiver to average net assets	10.96%	8.60%
Ratio of incentive fees to average net assets	2.98%	2.52%

Supplemental Data:
Ratio of operating expenses net of management fee waiver and credit facility related expenses to average net assets	7.98%	6.06%
Average debt outstanding (6)	$182,431,190	$50,345,620
Average debt outstanding per common share	$6.36	$2.91
Asset coverage ratio per unit (7)	2,511	2,467
Average market value per unit
Facilities (8)	N/A	N/A
SBA debentures (8)	N/A	N/A
Notes due 2019	$26.24	24.96
Notes due 2023	$24.95	N/A

(1)	Net investment income based on total weighted average common stock outstanding equals $1.12 per share for the nine months ended June 30, 2013 and net investment income excluding management fee waiver based on total weighted average common stock outstanding equals $0.94 per share for the nine months ended June 30, 2012. MCC Advisors agreed to waive the base management fee payable with respect to cash and cash equivalents held by the Company through December 31, 2011.
(2)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(3)	Total annual return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(4)	Ratios are annualized.
(5)	For the nine months ended June 30, 2012, excluding the management fee waiver, the ratio of net investment income, operating expenses, incentive fees, credit facility related expenses and total expenses to average net assets is 10.03%, 4.32%, 2.52%, 1.77% and 8.63%, respectively.
(6)	Based on daily weighted average balance of debt outstanding during the period.
(7)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(8)	The Facilities and SBA debentures are not registered for public trading.

Note 13. Dividends

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by our board of directors.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

The following table summarizes the Company’s dividend declarations and distributions during the nine months ended June 30, 2013 and 2012:

Date Declared	Record Date	Payment Date	Amount Per Share
For the nine months ended June 30, 2013
11/1/2012	11/23/2012	12/14/2012	0.36
1/30/2013	2/27/2013	3/15/2013	0.36
5/1/2013	5/24/2013	6/14/2013	0.36
			$1.08

Date Declared	Record Date	Payment Date	Amount Per Share
For the nine months ended June 30, 2012
11/29/2011	12/15/2011	12/30/2011	0.25
2/2/2012	2/24/2012	3/15/2012	0.28
5/2/2012	5/25/2012	6/15/2012	0.31
			$0.84

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the nine months ended June 30, 2013, except as disclosed below.

On July 31, 2013, the Company’s board of directors declared a quarterly dividend of $0.37 per share payable on September 13, 2013, to stockholders of record at the close of business on August 23, 2013.

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

Portfolio and Investment Activity

As of June 30, 2013, our portfolio consisted of investments in 56 portfolio companies with a fair value of approximately $686.4 million. During the three months ended June 30, 2013, we invested $117.1 million in eight new portfolio companies and $1.9 million in two existing portfolio companies, and we had $22.5 million in aggregate amount of exits and repayments, resulting in net investments of $96.5 million for the period. During the three months ended June 30, 2012, we invested $63.2 million in five new portfolio companies and $4.3 million in three existing portfolio companies. Also, during the three months ended June 30, 2012, we had $10.3 million in aggregate amount of exits and repayments, resulting in net investments of $57.2 million for the period.

During the nine months ended June 30, 2013, we invested $324.0 million in 27 new portfolio companies and $51.4 million in 12 existing portfolio companies, and we had $92.3 million in aggregate amounts of exits and repayments, resulting in net investments of $283.1 million for the period. During the nine months ended June 30, 2012 we invested $177.0 million in seventeen new portfolio companies and $12.3 million in five existing portfolio companies, and we had $26.6 million in aggregate amount of exits and repayments, resulting in net investments of $162.7 million for the period.

As of June 30, 2013, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $12.4 million and $12.3 million, and $25.4 million and $25.6 million, respectively, and the Company had approximately $13.5 million of cash and cash equivalents.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of June 30, 2013 (dollars in thousands):

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Senior Secured First Lien Term Loans	$336,222	47.4%	$327,836	46.8%
Senior Secured Second Lien Term Loans	272,449	38.4	271,441	38.8
Senior Secured Notes	84,841	12.0	84,306	12.0
Unsecured Debt	252	0.1	252	0.1
Equity/Warrants	1,811	0.2	2,540	0.4
Cash and Cash Equivalents	13,459	1.9	13,459	1.9
Total	$709,034	100.0%	$699,834	100.0%

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

As of June 30, 2013, the weighted average loan to value ratio (“LTV”) of our portfolio investments was approximately 56.4%. We believe that the LTV ratio for a portfolio investment is a useful indicator of the riskiness of the portfolio investment, or its likelihood of default. As part of our investment strategy, we seek to structure transactions with downside protection and seek LTVs of lower than 65%. We regularly evaluate the LTV of our portfolio investments and believe that LTV is a useful indicator for management and investors.

As of June 30, 2013, our income-bearing investment portfolio, which represented nearly 99.5% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 13.8%, and 44.6% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 55.4% bore interest at fixed rates.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2013 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$45,339	6.6%
2	587,391	85.6
3	42,886	6.2
4	6,669	1.0
5	4,090	0.6
Total	$686,375	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2012 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$17,230	4.3%
2	354,577	88.2
3	30,142	7.5
4	—	—
5	—	—
Total	$401,949	100.0%

Results of Operations

Operating results for the three and nine months ended June 30, 2013 and 2012 are as follows (dollars in thousands):

	For the three months ended
	June 30, 2013	June 30, 2012
Total investment income	$23,591	$12,252
Total expenses, net	11,561	6,044
Net investment income before excise taxes	12,030	6,208
Excise tax expense	—	—
Net investment income	12,030	6,208
Net realized gains (losses)	(137)	(15)
Net unrealized gains (losses)	(8,736)	(1,353)
Net increase in net assets resulting from operations	$3,157	$4,840

	For the nine months ended
	June 30, 2013	June 30, 2012
Total investment income	$61,518	$30,455
Total expenses, net	29,474	14,011
Net investment income before excise taxes	32,044	16,444
Excise tax expense	—	36
Net investment income	32,044	16,408
Net realized gains (losses)	237	93
Net unrealized gains (losses)	(7,988)	(1,434)
Net increase in net assets resulting from operations	$24,293	$15,067

Investment Income

For the three and nine months ended June 30, 2013, investment income totaled $23.6 million and $61.5 million, respectively, of which $20.0 million and $51.5 million was attributable to portfolio interest and $3.6 million and $10.0 million to other fee income.

For the three and nine months ended June 30, 2012, investment income totaled $12.3 million and $30.5 million, respectively, of which $10.4 million and $26.0 million was attributable to portfolio interest and $1.9 million and $4.5 million to other fee income.

Operating Expenses

Operating expenses for the three and nine months ended June 30, 2013 and 2012 were as follows (dollars in thousands):

	For the three months ended
	June 30, 2013	June 30, 2012
Base management fees	$2,977	$1,498
Incentive fees	3,008	1,552
Interest and financing expenses	4,032	1,781
Administrator expenses	682	396
Professional fees	320	470
Directors fees	71	131
Insurance	70	121
General and administrative	399	95
Organizational Expense	2	—
Expenses before management fee waiver (1)	$11,561	$6,044

	For the nine months ended
	June 30, 2013	June 30, 2012
Base management fees	$7,607	$3,782
Incentive fees	8,011	4,111
Interest and financing expenses	9,283	2,891
Administrator expenses	1,773	1,074
Professional fees	1,161	1,102
Directors fees	315	378
Insurance	210	343
General and administrative	963	372
Organizational Expense	151	—
Expenses before management fee waiver (1)	$29,474	$14,053

(1) For the three and nine months ended June 30, 2013, there was no waiver of management fees.

For the three months ended June 30, 2013, total operating expenses before manager expense waiver and reimbursement increased by $5.5 million, or 91.3%, compared to the three months ended June 30, 2012. For the nine months ended June 30, 2013, total operating expenses before manager expense waiver and reimbursement increased by $15.4 million, or 109.7%, compared to the nine months ended June 30, 2012.

Interest and financing expenses were higher in the three and nine months ended June 30, 2013 than the three and nine months ended June 30, 2012 as a result of increase in commitment on a four-year senior secured revolving credit facility, issuing $40.0 million in aggregate principal amount of 7.125% unsecured notes that mature on March 30, 2019, entering into a new five-year senior secured term loan credit facility, issuing $63.5 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 and issuing SBA-guaranteed debentures.

Excluding interest and financing expenses, expenses increased for both the three and nine months ended June 30, 2013, due to an increase in base management fees, incentive fees, administrative service fees, general administrative expenses and organizational expenses. Base management fees, which are calculated based on average gross assets, increased due to the growth in the portfolio throughout the period. The incentive fee increased as a result of the increase in pre-incentive fee net investment income.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and nine months ended June 30, 2013, we recognized $0.1 million of realized losses and $0.2 million realized gains on our portfolio investments, respectively. During the three and nine months ended June 30, 2012, we recognized $15,016 of realized losses and $0.1 million of realized gains, respectively, on portfolio investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and nine months ended June 30, 2013, we had $8.7 million and $8.0 million of unrealized depreciation, respectively, on portfolio investments. For the three and nine months ended June 30, 2012, we had $1.4 million and $1.4 million of unrealized depreciation, respectively, on portfolio investments.

Changes in Net Assets from Operations

For the three months ended June 30, 2013, we recorded a net increase in net assets resulting from operations of $3.2 million versus a net increase in net assets resulting from operations of $4.8 million for the three months ended June 30, 2012. The difference is attributable to an increase in total investment income offset by an increase in total operating expenses, resulting from portfolio growth and an increase in net unrealized depreciation for the three months ended June 30, 2013, as compared to the same period in the prior year. Based on 32,658,336 and 17,320,468 weighted average common shares outstanding for the three months ended June 30, 2013 and 2012, respectively, our per share net increase in net assets resulting from operations was $0.10 for the three months ended June 30, 2013, versus a per share net increase in net assets from operations of $0.28 for the three months ended June 30, 2012.

For the nine months ended June 30, 2013, we recorded a net increase in net assets resulting from operations of $24.3 million versus a net increase in net assets resulting from operations of $15.1 million for the nine months ended June 30, 2012. The difference is attributable to an increase in total investment income offset by an increase in total operating expenses, resulting from portfolio growth and an increase in net unrealized depreciation for the nine months ended June 30, 2013, as compared to the same period in the prior year. Based on 28,684,229 and 17,320,468 weighted average common shares outstanding for the nine months ended June 30, 2013 and 2012, respectively, our per share net increase in net assets resulting from operations was $0.85 for the nine months ended June 30, 2013, versus a per share net increase in net assets from operations of $0.87 for the nine months ended June 30, 2012.

Financial Condition, Liquidity and Capital Resources

As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital; including raising equity, increasing debt, and funding from operational cash flow.

Our liquidity and capital resources have been generated primarily from the net proceeds of public offerings of common stock, advances from the Revolving Facility and the Term Loan Facility (each as defined below and together, the “Facilities”) and net proceeds from the issuance of notes as well as cash flows from operations.

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

On March 21, 2012, we issued $40.0 million in aggregate principal amount of 7.125% notes that mature on March 30, 2019 (the “2019 Notes”). The 2019 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after March 30, 2015. The 2019 Notes bear interest at a rate of 7.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The 2019 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MCQ”. As of June 30, 2013, $40.0 million in aggregate principal amount of the 2019 Notes were outstanding.

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

Amendment No. 1 to the Revolving Facility revised the Revolving Facility, to, among other things, increase the amount available for borrowing from $125.0 million to $132.5 million; permit the Term Loan Facility; and extend the maturity date from August 4, 2015 to August 31, 2016. Amendment No. 1 to the Revolving Facility also changes the interest rate of the Revolving Facility from (a) Eurocurrency loans from LIBOR + 3.75% per annum, with a 1% LIBOR floor, to (i) when the Company’s stockholders’ equity is less than or equal to $350.0 million and the step-down condition is not satisfied, LIBOR plus 3.75% per annum, with no LIBOR floor, and (ii) when the Company’s stockholders’ equity exceeds $350.0 million and the step-down condition is satisfied, LIBOR plus 3.25% per annum, with no LIBOR floor, and (b) alternative base rate loans based, or ABR, on 2.75% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5%, LIBOR for a period of three months plus 1% or the ABR Floor of 2% to (i) when the Company’s stockholders’ equity is less than or equal to $350.0 million and the step-down condition is not satisfied, 2.75% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5% or LIBOR for a period of three months plus 1%, and (ii) when the Company’s stockholders’ equity exceeds $350.0 million and the step-down condition is satisfied, 2.25% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5% or LIBOR for a period of three months plus 1%. As of June 30, 2013, there was $54.7 million outstanding under the Revolving Facility.

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

On March 18, 2013, the Company issued $60.0 million in aggregate principal amount of 6.125% notes that mature on March 30, 2023 (the "2023 Notes"). The 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 30, 2016. The 2023 Notes bear interest at a rate of 6.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2013. The 2023 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol "MCV".

On March 26, 2013, the Company closed an additional $3.5 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes.

On March 28, 2013, we entered into Amendment No. 3 to the Revolving Facility, and entered into Amendment No. 3 to the Term Loan Facility.

Amendment No. 3 to each of the Revolving Facility and the Term Loan Facility amend certain provisions of the Facilities.  In particular, the aggregate accordion feature permitting subsequent increases to the Facilities have been increased to an aggregate maximum amount of $400 million, an increase of $100 million from the prior limit of $300 million.

On March 28, 2013, the Company closed $9.0 million of additional commitment to the Revolving Facility resulting in total commitments to the Revolving Facility of $209.0 million and $5.0 million of additional commitment to the Term Facility resulting in total commitments to the Term Facility of $105.0 million.

On April 12, 2013, we completed a public offering of 4,000,000 shares of our common stock and an additional 492,271 shares of our common stock pursuant to the underwriters’ partial exercise of the over-allotment option at a public offering price of $14.70 per share, raising approximately $63.4 million in net proceeds.

On April 18, 2013, the Company closed $1.0 million of additional commitment to the Revolving Facility resulting in total commitments to the Revolving Facility of $210.0 million.

On May 1, 2013, we entered into Amendment No. 4 to the Revolving Facility, and entered into Amendment No. 4 to the Term Loan Facility.

Amendment No. 4 to the Revolving Facility revised the Revolving Facility, to, among other things, increase the amount available for borrowing from $210.0 million to $230.0 million.

Amendment No. 4 to the Term Loan Facility revised the Term Loan Facility, to, among other things, increase the amount available for borrowing from $105.0 million to $115.0 million.

As of June 30, 2013, we had $13.5 million in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

On March 26, 2013, our wholly-owned subsidiary, Medley SBIC LP (“SBIC LP”) received a Small Business Investment Company (“SBIC”) license from the Small Business Administration (“SBA”).

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

As of June 30, 2013, SBIC LP had $50.0 million in regulatory capital and had $5.0 million SBA-guaranteed debentures outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on our balance sheet. As of June 30, 2013, we had commitments under loan and financing agreements to fund up to $21.9 million to four portfolio companies. These commitments are primarily composed of senior secured term loans and preferred equity. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio.

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at June 30, 2013 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving Facility	$54,700	$—	$—	$54,700	$—
Term Loan Facility	115,000	—	—	115,000	—
7.125% Notes	40,000	—	—	—	40,000
6.125% Notes	63,500	—	—	—	63,500
SBA Debenture	5,000	—	—	—	5,000
Total contractual obligations	$278,200	$—	$—	$169,700	$108,500

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

On May 1, 2013, the Company’s board of directors declared a quarterly dividend of $0.36 per share payable on June 14, 2013 to stockholders of record at the close of business on May 24, 2013.

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

Non-accrual. We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At June 30, 2013, one portfolio company was on PIK non-accrual status with a fair value of approximately $4.1 million, or 0.6% of the fair value of our portfolio. At September 30, 2012, we had no portfolio company on non-accrual status.

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

Recent Developments

On July 31, 2013, the Company’s board of directors declared a quarterly dividend of $0.37 per share payable on September 13, 2013, to stockholders of record at the close of business on August 23, 2013.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended June 30, 2013, we did not engage in hedging activities.

As of June 30, 2013, 44.6% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate floor as of June 30, 2013 was as follows:

	June 30, 2013
	Fair Value (thousands)	% of Floating Rate Portfolio
Under 1%	$39,730	13.0%
1% to under 2%	256,750	84.3
2% to under 3%	8,056	2.7
Total	$304,536	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2013, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase (1)	Interest Income (thousands)	Interest Expense (thousands)	Net Increase (Decrease) (thousands)
100	$600	$1,700	$(1,100)
200	3,200	3,500	(300)
300	6,300	5,200	1,100
400	9,400	7,000	2,400
500	12,400	8,700	3,700

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

Basis point increase (1)	Interest Income (thousands)	Interest Expense (thousands)	Net Increase (Decrease) (thousands)
100	$300	$700	$(400)
200	1,700	1,400	300
300	3,500	2,100	1,400
400	5,300	2,800	2,500
500	7,100	3,500	3,600

(1)	A hypothetical decline in interest rates would not have a material impact on our financial statements.

Item 4: Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A:   Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2012, filed with the SEC on December 10, 2012, which could materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the nine months ended June 30, 2013 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Risks Related to Our Business

It is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.

As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR, and there are ongoing investigations by regulators and governmental authorities in various jurisdictions. Following a review of LIBOR conducted at the request of the U.K. government, on September 28, 2012, recommendations for reforming the setting and governing of LIBOR were released, which are referred to as the Wheatley Review. The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including the introduction of S-5 statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the BBA to an independent administrator, changes to the method of the compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate-setting and a reduction in the number of currencies and tenors for which LIBOR is published. Based on the Wheatley Review and on a subsequent public and governmental consultation process, on March 25, 2013, the U.K. Financial Services Authority published final rules for the U.K. Financial Conduct Authority’s regulation and supervision of LIBOR, which are referred to as the FCA Rules. In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. The FCA Rules took effect on April 2, 2013. It is uncertain what additional regulatory changes or what changes, if any, in the method of determining LIBOR may be required or made by the U.K. government or other governmental or regulatory authorities. Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3:   Defaults Upon Senior Securities.

None.

Item 4:   Mine Safety Disclosures.

None.

Item 5:   Other Information.

None.

Item 6:   Exhibits.

EXHIBIT INDEX

Number	Description

10.1	Amendment No. 4 to the Senior Secured Revolving Credit Agreement among Medley Capital Corporation, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated May 1, 2013 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 7, 2013)
10.2	Amendment No. 4 to the Senior Secured Term Loan Credit Agreement among Medley Capital Corporation, as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated May 1, 2013 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 7, 2013)
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 1, 2013	Medley Capital Corporation.

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

Dated: August 1, 2013	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)

