Form 10-K
period 2013-09-30
Medley Capital Corp
filed 2013-12-10
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 1-35040

MEDLEY CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-4576073
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

375 Park Avenue, 33rd Floor, New York, NY 10152	10152
(Address of Principal Executive Offices)	(Zip Code)

(212) 759-0777

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The New York Stock Exchange
7.125% Notes due 2019	The New York Stock Exchange
6.125% Notes due 2023	The New York Stock Exchange

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

Large accelerated filer ☐           Accelerated filer ☒         Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of March 28, 2013 was 448,666,157. The Registrant had 40,152,904 shares of common stock, $0.001 par value, outstanding as of December 6, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended September 30, 2013.

MEDLEY CAPITAL CORPORATION

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we”, “us”, “our”, “Medley Capital” and the “Company” refer to Medley Capital Corporation, a Delaware corporation, and its subsidiaries for the periods after our consummation of the formation transaction and to Medley Capital BDC LLC, a Delaware limited liability company, for the periods prior to our consummation of the formation transaction described elsewhere in this Form 10-K;

•	“MCC Advisors” and the “Adviser” refer to MCC Advisors LLC, our investment adviser; and

•	“Medley” refers, collectively, to the activities and operations of Medley Capital LLC, Medley LLC, MCC Advisors, associated investment funds and their respective affiliates.

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

The members of our management, Brook Taube, Seth Taube and Andrew Fentress, also serve as the principals of MCC Advisors (“Principals”) and have worked together for over ten years, during which time they have focused on implementing their private debt strategy. We believe that MCC Advisors’ disciplined and consistent approach to origination, portfolio construction and risk management should allow it to achieve compelling risk-adjusted returns for Medley Capital.

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

On November 25, 2013, we have received an amended order from the SEC that expanded our ability to negotiate the terms of co-investment transactions with other funds managed by MCC Advisors or its affiliates, including Sierra Income Corporation, a non-traded business development company, subject to the conditions included therein. In situations where co-investment with other funds managed by MCC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of other MCC Advisors clients, MCC Advisors will need to decide which client will proceed with the investment. MCC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which a fund managed by MCC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

Under the terms of the relief permitting us to co-invest with other funds managed by MCC Advisors or its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies.

On March 26, 2013, our wholly-owned subsidiary, Medley SBIC LP (“SBIC LP”), a Delaware limited partnership, received a license from Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958.

The SBIC license allows SBIC LP to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to SBIC LP’s assets over our stockholders in the event we liquidate SBIC LP or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC LP upon an event of default.

SBA regulations currently limit the amount that SBIC LP may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.

On November 16, 2012, we obtained exemptive relief from the SEC to permit us to exclude the debt of SBIC LP guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting us to borrow, through SBIC LP, up to $150 million more than we would otherwise be able to absent the receipt of this exemptive relief.

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

On January 20, 2011, we priced our IPO and sold 11,111,112 shares of common stock at $12.00 per share.  On February 24, 2011, an additional 450,000 shares of our common stock were issued at a price of $12.00 per share pursuant to the partial exercise of the underwriters’ over-allotment option.  Net of underwriting fees and estimated offering costs, the Company raised a total of approximately $129.6 million. Our shares began trading on January 20, 2011 on the New York Stock Exchange under the symbol “MCC.”

Investment Process Overview

We view our investment process as consisting of three distinct phases described below:

Sourcing and Origination MCC Advisors sources investment opportunities through access to a network of contacts developed in the financial services and related industries by Medley. It is the Advisers responsibility to identify specific opportunities, to refine opportunities through rigorous due diligence of the underlying facts and circumstances while remaining flexible and responsive to client’s needs. With a total of 30 investment professionals in the New York and San Francisco offices involved in sourcing and origination for MCC Advisors, each investment professional is able to maintain long-standing relationships and responsibility for a specified market. These origination efforts attract hundreds of proposals quarterly from lower middle market and middle market companies.

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

Credit Evaluation We utilize a systematic, consistent approach to credit evaluation developed by Medley, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider and attributes that we seek include: (i) strong and resilient underlying business fundamentals; (ii) a substantial equity cushion in the form of capital ranking junior in the right of payment to our investment; (iii) sophisticated management teams with a minimum operating history of two years; (iv) a conclusion that overall downside risk is manageable; (v) asset-backed companies that provide collateral support in the form of accounts receivable, inventory, machinery, equipment, real estate, IP and other assets; and (vi) (absent a requirement for future financing beyond the proposed commitment.)  The first review of an opportunity is conducted using the above-mentioned analysis to determine if the opportunity meets MCC Advisors, general investment criteria.  The next three reviews performed by the Investment Committee include the following: (1) an early read memo, (2) Investment Committee update, and (3) Investment Committee approval memo.   MCC Advisors maintains a rigorous in-house due diligence process.  Prior to making each investment, MCC Advisors subjects each potential portfolio company to an extensive credit review process, including analysis of market and operational dynamics as well as both historical and projected financial information. Areas of additional focus include management or sponsor experience, industry and competitive dynamics, and tangible asset values.  Background checks and tax compliance checks are required on all portfolio company management teams and influential operators.

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

MCC Advisors will typically require portfolio companies to adhere to certain affirmative covenants requiring the following reports:

·	monthly financial statements	·	annual audits and management letters

·	monthly covenant certificates	·	quarterly industry updates

·	monthly management discussion & analysis	·	quarterly customer and supplier concentration updates

·	monthly bank statements	·	quarterly backlog/pipeline reports

·	annual insurance certificates	·	annual budgets and forecasts.

MCC Advisors holds quarterly portfolio reviews where the Investment Committee reviews each transaction in detail and reassesses the risk rating presently assigned.

Rating Criteria :  In addition to external risk management research and internal monitoring tools, we use an investment rating system to characterize and monitor the credit profile and our expected level of returns on each investment in our portfolio. We use a five-level numeric rating scale. The following is a description of the conditions associated with each investment rating:

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

We structure our investments, which typically have maturities of three to seven years, as follows:

Senior Secured First Lien Term Loans  We structure these investments as senior secured loans.  We obtain security interests in the assets of the portfolio companies that serve as collateral in support of the repayment of such loans.  This collateral generally takes the form of first-priority liens on the assets of the portfolio company borrower.  Our senior secured loans may provide for amortization of principal with the majority of the amortization due at maturity.

Senior Secured Second Lien Term Loans  We structure these investments as junior, secured loans. We obtain security interests in the assets of these portfolio companies that serves as collateral in support of the repayment of such loans. This collateral generally takes the form of second-priority liens on the assets of a portfolio company. These loans typically provide for amortization of principal in the initial years of the loans, with the majority of the amortization due at maturity.

Senior Secured Notes  We structure these investments as senior secured loans. We obtain security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of such loans. This collateral generally takes the form of priority liens on the assets of a portfolio company. These loans typically have interest-only payments (often representing a combination of cash pay and payment-in-kind, or PIK interest), with amortization of principal due at maturity. PIK interest represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term and recorded as interest income on an accrual basis to the extent such amounts are expected to be collected.

Warrants and Minority Equity Securities  In some cases, we may also receive nominally priced warrants or options to buy a minority equity interest in the portfolio company in connection with a debt investment.  As a result, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest.  We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events.  In many cases, we may also seek to obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

Unitranche Loans  We structure our unitranche loans, which combine the characteristics of traditional senior secured first lien term loans and subordinated notes as senior secured loans.  We obtain security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral generally takes the form of first-priority liens on the assets of a portfolio company.  Unitranche loans typically provide for amortization of principal in the initial years of the loans, with the majority of the amortization due at maturity.

Subordinated Notes  We structure these investments as unsecured, subordinated loans that provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically have interest-only payments (often representing a combination of cash pay and payment-in-kind, or PIK interest), with amortization of principal due at maturity. Subordinated notes generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Subordinated notes are generally more volatile than secured loans and may involve a greater risk of loss of principal. Subordinated notes often include a PIK feature, which effectively operates as negative amortization of loan principal.

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

Leverage

Through our Senior Secured Term Loan Credit Agreement, as amended (the ‘‘Term Loan Facility’’) and Senior Secured Revolving Credit Agreement, as amended (the ‘‘Revolving Credit Facility’’ and, collectively with the Term Loan Facility, as amended, the ‘‘Facilities’’), we borrow funds to make additional investments, a practice known as ‘‘leverage,’’ to attempt to increase return to our common stockholders. The amount of leverage that we employ at any particular time will depend on our investment advisers and our board of directors’ assessments of market and other factors at the time of any proposed borrowing. As December 6, 2013, total commitments under the Facilities are $365.0 million, comprised of $245.0 million committed to the Revolving Credit Facility and $120.0 million committed to the Term Loan Facility. With these additional commitments, the Company has exercised the aggregate accordion feature permitting subsequent increases to the Facilities up to an aggregate maximum amount of $400.0 million. We are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see ‘‘Regulation — Senior Securities’’ and ‘‘Regulation — Small Business Investment Company Regulations.’’

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

Competition

Our primary competitors to provide financing to private middle-market companies are public and private funds, commercial and investment banks, commercial finance companies, other BDCs, SBICs and private equity and hedge funds. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our favorable RIC tax status.

Employees

We do not have any employees. Our day-to-day investment operations are managed by our investment adviser. Our investment adviser employs a total of 30 investment professionals, including its principals. In addition, we reimburse our administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, including the compensation of our chief financial officer and chief compliance officer, and their staff.

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

Information Available

We maintain a website at http://www.medleycapitalcorp.com ..  We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

INVESTMENTS

We have built a diverse portfolio that includes senior secured first lien term loans, senior secured second lien term loans, unitranche, senior secured notes, subordinated notes and warrants and minority equity securities by investing approximately $10 million to $50 million of capital, on average, in the securities of middle-market companies.

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2013 (dollars in thousands):

	Investments at
	Fair Value	Percentage
Personal, Food and Miscellaneous Services	$72,586	$9.7%
Healthcare, Education and Childcare	64,138	8.6
Business Services	59,932	8.0
Personal and Nondurable Consumer Products (Manufacturing Only)	48,017	6.4
Automobile	43,733	5.8
Mining, Steel, Iron and Nonprecious Metals	42,743	5.7
Finance	42,182	5.6
Home and Office Furnishings, Housewares, and Durable Consumer Products	40,139	5.4
Retail Stores	39,196	5.2
Buildings and Real Estate	36,570	4.9
Oil and Gas	35,987	4.8
Restaurant & Franchise	32,249	4.3
Aerospace & Defense	29,567	3.9
Hotels, Motels, Inns and Gaming	26,018	3.5
Diversified/Conglomerate Service	25,336	3.4
Diversified/Conglomerate Manufacturing	23,608	3.2
Beverage, Food and Tobacco	16,863	2.2
Telecommunications	12,329	1.6
Cargo Transport	12,305	1.6
Containers, Packaging and Glass	12,000	1.6
Leisure, Amusement, Motion Pictures, Entertainment	9,791	1.3
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8,002	1.1
Electronics	7,977	1.1
Grocery	7,969	1.1
Total	$749,237	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2012 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Healthcare, Education and Childcare	$59,974	14.9%
Oil and Gas	35,345	8.8
Finance	33,438	8.3
Leisure, Amusement, Motion Pictures, Entertainment	31,780	7.9
Aerospace & Defense	30,626	7.6
Personal and Nondurable Consumer Products (Manufacturing Only)	29,786	7.4
Business Services	25,095	6.2
Personal, Food and Miscellaneous Services	24,997	6.2
Diversified/Conglomerate Service	19,347	4.8
Mining, Steel, Iron and Nonprecious Metals	16,755	4.2
Restaurant & Franchise	14,003	3.5
Cargo Transport	11,858	3.0
Containers, Packaging and Glass	10,000	2.5
Electronics	9,740	2.4
Hotels, Motels, Inns and Gaming	9,510	2.4
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8,662	2.2
Home and Office Furnishings, Housewares, and Durable Consumer Products	8,208	2.0
Grocery	7,960	2.0
Telecommunications	7,114	1.8
Automobile	6,217	1.5
Chemicals, Plastics and Rubber	1,534	0.4
Total	$401,949	100.0%

The following table sets forth certain information as of September 30, 2013, for each portfolio company in which we had an investment. Other than these Investments, our only formal relationship with our portfolio companies is the managerial assistance that we provide upon request and the board observer or participation rights we may receive in connection with our investment.  However, a private fund managed by Medley owns a controlling equity interest in, and employees of Medley serve as a board member, managing member and senior corporate officers of Velum Global Credit Management LLC.

Name of Portfolio Company	Sector	Security Owned by Us	Maturity	Interest Rate (1)	Principal Due at Maturity	Fair Value	Percentage of Net Assets
Accupac, Inc.	Containers, Packaging and Glass	Senior Secured Second Lien Term Loan	11/10/2018	12.292%	$12,000,000	$12,000,000	2.4%
Aderant North America, Inc.	Electronics	Senior Secured Second Lien Term Loan	6/20/2019	10.00%	4,550,000	4,550,000	0.9%
Alora Pharmaceuticals LLC	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan	9/13/2018	10.00%	14,000,000	14,000,000	2.7%
American Apparel, Inc.	Retail Stores	Senior Secured Note	4/15/2020	13.00%	13,000,000	13,259,927	2.6%
American Gaming Systems LLC	Hotels, Motels, Inns and Gaming	Senior Secured First Lien Term Loan	8/15/2016	11.50%	10,750,000	10,848,660	2.1%
Amerit Fleet Services, Inc.	Business Services	Senior Secured Second Lien Term Loan	12/21/2016	12.20%	8,906,159	8,870,534	1.7%
ARBOC Specialty Vehicles LLC	Automobile	Senior Secured First Lien Term Loan	3/21/2018	13.50%	24,687,500	24,647,996	4.8%
Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan	3/16/2014	13.25%	15,807,836	15,863,600	3.1%
BayDelta Maritime LLC	Cargo Transport	Senior Secured First Lien Term Loan	6/30/2016	13.75%	6,669,292	6,680,885	1.3%
BayDelta Maritime LLC	Cargo Transport	Fee Note	6/30/2016	14.88%	250,000	170,717	0.0%
BayDelta Maritime LLC	Cargo Transport	Warrants	6/30/2016	-	-	594,346	0.1%
Brantley Transportation LLC	Oil and Gas	Senior Secured First Lien Term Loan	8/2/2017	12.00%	10,162,500	10,162,500	2.0%
Calloway Laboratories, Inc.	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan	9/30/2014	12.00%	24,869,263	19,666,360	3.9%
Calloway Laboratories, Inc.	Healthcare, Education and Childcare	Warrants	9/30/2014	-	-	-	0.0%
Caregiver Services, Inc.	Healthcare, Education and Childcare	Senior Secured Second Lien Term Loan	12/29/2017	14.45%	15,361,486	15,361,486	3.0%
Cenegenics LLC	Personal, Food and Miscellaneous Services	Senior Secured First Lien Term Loan	12/20/2017	12.25%	19,414,099	19,899,452	3.9%
Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan	8/1/2015	15.00%	9,006,620	8,466,223	1.7%
Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	8/1/2015	-	-	673,154	0.1%
Dispensing Dynamics International	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Note	1/1/2018	12.50%	4,800,000	4,825,840	0.9%
DLR Restaurants LLC	Restaurant & Franchise	Senior Secured First Lien Term Loan	4/18/2018	13.50%	9,683,644	9,683,644	1.9%
DLR Restaurants LLC	Restaurant & Franchise	Unsecured Debt	4/18/2018	16.00%	254,645	254,645	0.0%
DreamFinders Homes LLC	Buildings and Real Estate	Senior Secured First Lien Term Loan A	4/30/2014	10.25%	10,000,000	10,000,000	2.0%
DreamFinders Homes LLC	Buildings and Real Estate	Senior Secured First Lien Term Loan B	9/13/2018	14.75%	7,277,199	7,098,472	1.4%
DreamFinders Homes LLC	Buildings and Real Estate	Warrants	9/13/2018	-	-	180,000	0.0%
Exide Technologies	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured Note	2/1/2018	8.625%	11,000,000	8,002,435	1.6%
FC Operating LLC	Retail Stores	Senior Secured First Lien Term Loan	11/14/2017	12.00%	10,925,000	10,860,657	2.1%
Geneva Wood Fuels LLC	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan	12/31/2014	15.00%	8,199,184	4,090,000	0.8%
Harrison Gypsum LLC	Mining, Steel, Iron and Nonprecious Metals	Senior Secured First Lien Term Loan	12/21/2017	10.50%	23,885,299	23,885,299	4.7%
HD Vest, Inc.	Finance	Senior Secured Second Lien Term Loan	6/18/2019	9.25%	8,750,000	8,750,000	1.7%
Help/Systems LLC	Business Services	Senior Secured Second Lien Term Loan	6/28/2020	9.50%	15,000,000	15,000,000	3.0%
HGDS Acquisition LLC	Business Services	Senior Secured First Lien Term Loan	3/28/2018	15.68%	13,066,264	13,000,932	2.6%
Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loan	1/3/2019	11.00%	6,000,000	5,951,856	1.2%
Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loan	1/3/2019	10.25%	2,000,000	1,926,637	0.4%
Ingenio Acquisition LLC	Personal, Food and Miscellaneous Services	Senior Secured First Lien Term Loan	5/9/2018	12.75%	25,000,000	25,000,000	4.9%
Insight Pharmaceuticals LLC	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan	8/25/2017	13.25%	7,724,138	7,748,867	1.5%
Integra Telecom	Telecommunications	Senior Secured Second Lien Term Loan	2/22/2020	9.75%	12,132,000	12,329,145	2.4%
Interface Security Systems	Electronics	Senior Secured Note	1/15/2018	9.25%	3,333,000	3,427,030	0.7%
JD Norman Industries, Inc.	Diversified/Conglomerate Manufacturing	Senior Secured Second Lien Term Loan	1/28/2019	13.50%	12,500,000	12,500,000	2.5%
Lexmark Carpet Mills, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan	9/30/2018	11.00%	31,000,000	31,000,000	6.1%
Linc Energy Finance (USA), Inc.	Oil and Gas	Senior Secured Note	10/31/2017	12.50%	3,500,000	3,823,750	0.7%
Lydell Jewelry Design Studio LLC	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan	9/13/2018	12.00%	13,072,000	13,072,000	2.6%
Lydell Jewelry Design Studio LLC	Personal and Nondurable Consumer Products (Manufacturing Only)	Revolver	9/13/2018	12.00%	2,250,000	2,250,000	0.4%
Lydell Jewelry Design Studio LLC	Personal and Nondurable Consumer Products (Manufacturing Only)	Warrants	9/13/2018	-	-	-	0.0%
Meridian Behavioral Health LLC	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan A	11/14/2016	14.00%	10,289,141	10,289,141	2.0%
Meridian Behavioral Health LLC	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan B	11/14/2016	14.00%	3,750,000	3,750,000	0.7%
Meridian Behavioral Health LLC	Healthcare, Education and Childcare	Warrants	11/14/2016	-	-	1,071,347	0.2%
Modern VideoFilm, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan	9/25/2017	13.50%	11,868,109	9,791,187	1.9%
Modern VideoFilm, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Warrants	9/25/2017	-	-	-	0.0%
NCM Demolition and Remediation LP	Buildings and Real Estate	Senior Secured First Lien Term Loan	8/29/2018	12.50%	19,291,000	19,291,000	3.8%
Physicians Care Alliance LLC	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan	12/28/2017	11.00%	15,854,027	15,900,559	3.1%
Physicians Care Alliance LLC	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Revolver	12/28/2017	10.50%	-	-	0.0%
Prestige Industries LLC	Business Services	Senior Secured Second Lien Term Loan	1/31/2017	13.00%	6,029,795	5,506,459	1.1%
Prestige Industries LLC	Business Services	Warrants	1/31/2017	-	-	-	0.0%
Prince Mineral Holdings Corp.	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note	12/15/2019	11.50%	6,800,000	7,242,000	1.4%
RCS Management Corporation & Specialized Medical Services, Inc.	Diversified/Conglomerate Service	Senior Secured Second Lien Term Loan	9/23/2015	13.00%	25,474,725	25,336,272	5.0%
Red Skye Wireless LLC	Retail Stores	Senior Secured Second Lien Term Loan	6/27/2017	12.00%	15,080,145	15,075,802	3.0%
Reddy Ice Corporation	Beverage, Food and Tobacco	Senior Secured Second Lien Term Loan	10/1/2019	10.75%	17,000,000	16,863,027	3.3%
Revstone Aero LLC	Aerospace & Defense	Senior Secured First Lien Term Loan	11/1/2013	15.26%	13,203,903	13,203,780	2.6%
Revstone Aero LLC	Aerospace & Defense	Fee Note	11/1/2013	-	500,000	500,000	0.1%
SESAC HOLDCO II	Business Services	Senior Secured Second Lien Term Loan	7/12/2019	10.00%	3,500,000	3,561,527	0.7%
Sizzling Platter LLC	Restaurant & Franchise	Senior Secured Note	4/15/2016	12.25%	10,867,000	11,500,444	2.3%
Taylored Freight Services LLC	Business Services	Senior Secured Second Lien Term Loan	11/1/2017	13.00%	14,239,039	13,992,136	2.8%
Tempel Steel Company	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note	8/15/2016	12.00%	12,000,000	11,616,000	2.3%
Tenere Acquisition Corp.	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term Loan	12/15/2017	13.00%	10,909,333	11,107,612	2.2%
The Great Atlantic & Pacific Tea Company, Inc.	Grocery	Senior Secured First Lien Term Loan	3/13/2017	11.00%	7,874,921	7,968,817	1.6%
Travelclick, Inc.	Hotels, Motels, Inns and Gaming	Senior Secured Second Lien Term Loan	3/26/2018	9.75%	15,000,000	15,169,312	3.0%
U.S. Well Services LLC	Oil and Gas	Senior Secured Note	2/15/2017	14.50%	21,558,808	21,564,270	4.2%
U.S. Well Services LLC	Oil and Gas	Warrants	2/15/2017	-	-	436,137	0.1%
United Restaurant Group L.P.	Restaurant & Franchise	Senior Secured Second Lien Term Loan	12/31/2016	15.18%	10,832,789	10,809,818	2.1%
United Road Towing Inc.	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan	6/30/2014	15.00%	21,016,117	19,937,991	3.9%
Velum Global Credit Management LLC	Finance	Senior Secured First Lien Term Loan	3/31/2014	15.00%	8,300,000	8,290,332	1.6%
Water Capital USA, Inc.	Finance	Senior Secured First Lien Term Loan	1/3/2015	14.00%	25,141,230	25,141,230	4.9%
Westport Axle Corp.	Automobile	Senior Secured First Lien Term Loan	11/17/2018	13.00%	19,084,847	19,084,847	3.7%
YRCW Receivables LLC	Cargo Transport	Senior Secured Second Lien Term Loan	9/30/2014	11.25%	4,848,049	4,858,530	1.0%
Total Portfolio Investments					$761,100,106	$749,236,626	147.0%

1	All interest is payable in cash and all LIBOR represents 30-day LIBOR unless otherwise indicated. For each debt investment, we have provided the current interest rate as of September 30, 2013.

As of September 30, 2013, the weighted average loan to value ratio (“LTV”) of our portfolio investments was approximately 57.5%. We believe that the LTV ratio for a portfolio investment is a useful indicator of the riskiness of the portfolio investment, or its likelihood of default. As part of our investment strategy, we seek to structure transactions with downside protection and seek LTVs of lower than 65%. We regularly evaluate the LTV of our portfolio investments and believe that LTV is a useful indicator for management and investors.

As of September 30, 2013, the weighted average yield based upon original cost on our portfolio investments was approximately 13.8%, and 53.1% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 46.9% bore interest at fixed rates. The weighted average yield on income producing investments is computed based upon a combination of the cash flows to date and the contractual interest payments, principal amortization and fee notes due at maturity without giving effect to closing fees received, base management fees, incentive fees or general fund related expenses. Each floating rate loan uses LIBOR as its floating rate index. For each floating rate loan, the projected fixed-rate equivalent coupon rate used to forecast the interest cash flows was calculated by adding the interest rate spread specified in the relevant loan document to the fixed-rate equivalent LIBOR rate, duration-matched to the specific loan, adjusted by the LIBOR floor and/or cap in place on that loan.

Overview of Portfolio Companies

Set forth below is a brief description of the business of our portfolio companies as of September 30, 2013.

Portfolio Company	Brief Description of Portfolio Company

Accupac, Inc.	Accupac, Inc., headquartered in Mainland, PA, is a leading contract manufacturer and packager of liquids, lotions, gels, and creams selling to the over-the counter and prescription markets. Founded in 1974, Accupac focuses on and has differentiated capabilities in three attractive verticals of the contract manufacturing space including Topical, Oral Care and Specialty Application. Accupac’s capabilities are suited for a wide variety of products and the Accupac’s solutions span the breadth of the supply chain including sourcing and procurement, manufacturing and packaging, and finished product distribution.

Aderant North America, Inc.	Aderant North America, Inc., founded in 1978 and headquartered in Atlanta, GA, is a leading provider of enterprise software solutions to over 3,200 law firms and other professional services organizations globally. The Company’s software is tailored to address the industry-specific requirements of law firms and professional services organizations, with solutions spanning financial management, time and billing, practice management, rules based calendar, matter management systems, customer relationship management, business intelligence and performance management functions. The Company targets law and professional services firms of all sizes through its four core products which include Aderant Expert, CompuLaw, Total Office and CRM4Legal.

Alora Pharmaceuticals LLC	Alora Pharmaceuticals LLC holds the financial interests of its subsidiaries that develop and manufacture pharmaceuticals, including prenatal vitamins, neutraceuticals, dermatologics and gastroenterologics. Alora’s primary subsidiaries from which it operates its business and generates revenue consist of Acella Pharmaceuticals, LLC and Avion Pharmaceuticals, LLC. Acella develops and markets a broad portfolio of non-branded generic pharmaceutical and other products in the areas of dermatology, women’s health, pediatrics and other applications. Avion serves as a specialty pharmaceutical company that develops and markets a growing portfolio of innovative branded pharmaceutical and dietary supplement products in the women’s health and dermatology areas.

American Apparel, Inc.	American Apparel is a vertically integrated manufacturer, distributor, and retailer of branded fashion and basic apparel and accessories for women, men, children, and babies. American Apparel was founded in 1998 and went public in 2007. Based in Los Angeles, the Company has approximately 10,000 employees and operates 251 retail stores in 20 countries. The Company distributes its products through three primary channels: brick and mortar retail, wholesale to distributors, and online to consumers.

American Gaming Systems LLC	American Gaming Systems, owned by Alpine Investors, is a leading manufacturer and operator of electronic gaming machines. AGS designs and develops proprietary and licensed server-based video games (primarily slot machines) with an installed base of over 7,400 gaming machines throughout the United States. The Company has significant market share in the Native American class II casino market with over 7,400 installed slot machines in operation in 14 states and is the largest participant in the Oklahoma video machine market.

Amerit Fleet Services, Inc.	Amerit Fleet Services, Inc. is the largest exclusive provider of fleet service maintenance services in the U.S. to Fortune 20 clients. Based in Walnut Creek, CA, the Company has 1,300 employees and operates 470 garages throughout the U.S. The Company is the exclusive provider of fleet services to three of the top seven vehicle fleets in the U.S. and has secured long-term contracts with AT&T, Verizon and Pepsi that involve high customer switching costs.

ARBOC Specialty Vehicles LLC	ARBOC Specialty Vehicles LLC, based in Middlebury, IN with 110 non-union employees, is a leading provider of low-floor technology solutions for the small and mid-size passenger vehicle market in North America. ARBOC produces buses that are designed with proprietary, patented technology that provide customers with an Americans with Disabilities Act compliant solution that offers a continuous low-floor entry and exit with no steps or need for a wheelchair lift. The Company sells through a national network of over 20 dealers that cover all 50 states and Canada.

Aurora Flight Sciences Corporation	Aurora Flight Sciences Corporation designs and manufactures unmanned aircraft systems and components for use in research, defense and homeland security.

Bay Delta Maritime LLC	Bay Delta Maritime LLC is a leading provider of required and regulated tugboat services in the San Francisco Bay. The Company provides ship escorts, assists and towing services to petroleum tankers and other vessels. Container ships and oil tankers are required by maritime law to utilize the Company’s services in the San Francisco Bay, thus creating a strong base of demand.

Brantley Transportation LLC	Brantley Transportation LLC, based in Monahans, Texas, was founded more than 50 years ago and is a leading provider of mission-critical transportation services to energy producers and drilling companies in the upstream and midstream energy markets. Brantley leverages an available fleet of thirty-six trucks, fifty-two trailers, cranes and related specialized heavy equipment to provide its customers with customized services involving drilling rig transportation and field services, which includes the disassembly, transportation, and reassembly of drilling rigs and related equipment as well as production services.

Calloway Laboratories, Inc.	Calloway Laboratories, Inc. is a leading clinical toxicology laboratory specializing in urine drug testing for pain care patients and substance abuse centers in the U.S. Founded in 2003 and based in Woburn, MA, the Company employs over 500 people nationally and annually processes over 500,000 urine samples from over 1,000 clients. The Company has distinguished itself as a specialty provider in the lab toxicology sector given its “high-touch” service model which features the efforts of 200 trained field service representatives that assist in sample collection and processing.

Caregiver Services, Inc.	Caregiver Services, Inc. (“CSI”), headquartered in Miami, FL, is the largest nurse registry in the United States. CSI manages a network of 6,700 non-skilled and skilled caregivers under the CSI brand. With sixteen branch office locations throughout Florida and two in Middle Tennessee, CSI maintains a strong regional presence. CSI is licensed in 47 counties throughout Florida and five counties in Middle Tennessee, representing 82% and 30% of those states’ caregiver populations, respectively. In addition to its registry business, CSI also provides services through its home health agency and PPEC program.

Cenegenics LLC	Cenegenics LLC is a leading provider of health and wellness services to patients in the U.S. Founded in 1997 and based in Las Vegas, NV, the Company manages 19 locations in major metropolitan areas which are operated by licensed physicians. Cenegenics offers a comprehensive, uniquely tailored approach to improving patients’ diet, lifestyle, energy and overall health levels that is unmatched by competitors due to the Company’s breadth and quality of service offering. Typical patients are affluent males age 40-60 seeking to improve their diet, energy levels, lifestyle and overall health. The Company offers an initial health screen at its centers from which a highly tailored monthly diet, exercise, nutritional supplement and health plan is established.

Cymax Stores, Inc.	Cymax Stores, Inc., headquartered in Vancouver, Canada, operates as an online retailer of furniture, home appliances, accessories and small electronic items. Cymax operates ~10 domains and 150 active micro -sites across these categories with 100+ blue-chip vendor relationships, 100+ brands and 26,000+ SKUs.

Dispensing Dynamics International	Dispensing Dynamics International is a leading designer and manufacturer of paper towel, bath tissue, soap and odor dispensing systems utilized in commercial “Away-From-Home" washroom settings. Dispensing Dynamics boasts a broad product portfolio which consists of over 4,500 SKUs across the paper OEM, foodservice equipment, and janitorial/sanitation supplies and accessories markets. The Company's products are primarily located in high-traffic AFH washrooms found in airports, stadiums, office buildings, restaurants, schools and universities, and general retail environments.

DLR Restaurants LLC	DLR Restaurants LLC (d/b/a “Dick’s Last Resort”), headquartered in Nashville, TN, operates 10 company owned restaurants and earns a licensing fee on three licensed restaurants located throughout the United States. Dick’s Last Resort has developed an identifiable brand for its unique casual dining restaurant concept that targets tourists and business travelers in high foot traffic locations. DLR was established in 1985 and opened its first restaurant in Dallas, TX. The Company competes in the “concept” niche within casual dining with key competitors such as Margaritaville, Hooters, Senor Frogs, and Joe’s Crab Shack.

DreamFinders Homes LLC	Founded in 2009, DreamFinders Homes LLC, is a residential homebuilder currently operating in the Greater Jacksonville, Florida market. The Company controls approximately 2,039 lots across 30 different communities. Approximately 15 of these communities are active with the 15 remaining communities expected to come online within the next 12-15 months.

Exide Technologies	Exide Technologies is one of the world’s largest lead-acid battery companies in the world. The Company has 2 business segments: (i) Transportation batteries (62%) that include starting, lighting, and ignition batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles and (ii) Industrial Energy (38%) that supplies both motive power (57.4%) and network power (42.6%) applications. Exide operates 33 manufacturing plants, including 24 battery plants, in 11 countries located across the U.S., Europe, Australia and India.

FC Operating LLC	FC Operating LLC, founded in 1932 and headquartered in Grand Rapids, Michigan, is the leading specialty Christian retailer comprised of ~282 stores across 38 states with a significant presence in the Southeast, Midwest, California and Texas. The average store is ~5,800 square feet and is open seven days per week.

Geneva Wood Fuels LLC	Geneva Wood Fuels LLC is one of the largest wood pellet manufacturers in New England. It owns and operates a 119,000 ton per year facility that produces high quality wood pellets distributed to residential customers in Maine, New Hampshire, Vermont and Massachusetts.

Harrison Gypsum LLC	Harrison Gypsum LLC, founded in 1955, mines and processes gypsum and plaster in Oklahoma and Texas. Gypsum is a soft sulfate mineral most commonly found in layered sedimentary deposits and primarily used to create drywall as a finish in walls and ceilings. However, Harrison has successfully been able to develop and market gypsum to a diverse set of end markets, including building products, oil and gas, infrastructure, food/pharmaceuticals, in addition to other industries and associated freight, with products such as fines, filler, plaster, retarder rock, food/pharmaceutical grade gypsum and road rock.

HD Vest, Inc.	Headquartered in Irving, TX, HD Vest, Inc. is a pioneer and market leader in providing training, technology, access to financial products, compliance and support services that allow tax professionals to provide independent financial solutions to retail investors. The Company was founded in 1983 by Herb D. Vest, CPA, who saw an opportunity to provide these financial planning services through tax and accounting professional networks as a result of his own tax clients’ inability to find quality resources that adequately met their financial needs.

Help/Systems, LLC	Help/Systems, LLC is a leading provider of system & network management, business intelligence and security & compliance solutions. Help/Systems’ software solutions allow customers to manage their information technology infrastructure more efficiently by increasing automation, reducing costs, providing security and permitting the analysis of an ever-growing base of data collected and managed by its customers. The Company’s “click and play” software can be demonstrated and purchased online and quickly installed and integrated by the customer. Once installed, Help/Systems’ software becomes a critical, embedded component of a customer’s IT infrastructure.

HGDS Acquisition LLC	HGDS Acquisition LLC (d/b/a "Footprint"), headquartered in Lisle, IL, is a provider of in-store merchandising and logistics solutions to major retailers and consumer packaged goods manufacturers. Services include Fixture Installation (56% of sales), Light Merchandising (41% of sales) and Store Remodel (3% of sales). Footprint provides these services both for retailers including, Wal-Mart, Supervalu, Dollar General and Starbucks and brand marketers, such as Philip Morris, Coca-Cola, Merck and Sony. Complementary services include product re-sets and in-store intelligence services for its clients, including the validation of display and product placement.

Hoffmaster Group, Inc.	Hoffmaster Group, Inc. is a leading North American designer, manufacturer and supplier of decorated, premium disposable tableware (including napkins, plates, table covers and placemats). The Company maintains a niche in custom and seasonal products and its decorated and colorful tableware provide attractive and affordable alternatives to non-descript and low quality disposable tableware. The Company holds the #1 or #2 market position in nearly all of its core product segments through its line of leading brand names.

Ingenio Acquisition LLC	Ingenio Acquisition LLC (d/b/a “Earn Per Call”), founded in 1999 and based in San Francisco, CA, operates an online personal and professional advice marketplace that connects customers with a large network of independent advisors primarily through its website Keen.com. In addition, the Company also owns a suite of three related sites to host its services: ingenio.com, ether.com, and liveadvice.com.

Insight Pharmaceuticals LLC	Insight Pharmaceuticals LLC is a leading marketer and distributor of branded over-the-counter pharmaceutical products with a broad platform of over 30 unique brands.

Integra Telecom	Integra Telecom is a regional fiber-based local exchange carrier that provides integrated communication services across 35 metropolitan areas in 11 states of the Western U.S. Integra owns (directly or under IRU) a fiber optic network with over 8,000 route miles of fiber, consisting of 3,000 route miles of metro fiber and 5,000 route miles of long haul fiber. Within its metro network, Integra has direct fiber connection to approximately 1,847 locations.

Interface Security Systems	Interface Security Systems, founded in 1995 and based in Missouri, is a national provider of physical security and secured managed network services to primarily large, commercial multi-site customers and provides the most comprehensive IP technology-enabled managed security solution in the market. It is the only provider of bundled physical security and secured network services, giving it a complete suite of product offerings for customers.

JD Norman Industries, Inc.	JD Norman Industries, Inc., founded in 2004 and headquartered in Addison, IL, is a manufacturer of engineered value-added metal components and systems including stampings, wire forms, machined components, coiled springs, and assemblies. Across its four North American facilities, JD Norman is deeply entrenched with its base of blue-chip OEMs, which are diversified across the automotive, heavy truck, agricultural, construction, building technology, and oil and gas end markets.

Lexmark Carpet Mills, Inc.	Lexmark Carpet Mills, Inc., founded in 1993 and based in Dalton, GA, is a leading carpet manufacturer specializing in patterned broadloom carpet used in hotel rooms, hotel public space, residential uses and exposition halls in the U.S. The Company has supplied carpet to budget, mid-tier and high-end hotels for 20 years through strong relationships in the furniture, fixtures and equipment (“FF&E”) distribution channel and has the third largest market share (11%) of the $350M hospitality market.

Linc Energy Finance (USA), Inc.	Linc Energy Finance (USA), Inc. was founded in 2011 by its parent corporation Linc Energy Ltd. Linc USA was formed for the purpose of acquiring crude oil and gas producing properties in the United States. The Company is currently engaged in the production, development and exploitation of crude oil and gas in Texas, Louisiana, Wyoming and Alaska. The Company intends to expand to the Umiat region by May 2013.

Lydell Jewelry Design Studio LLC	Founded in 1992, Lydell Jewelry Design Studio LLC, headquartered in New York, provides private label costume/fashion jewelry programs for retail chains in the United States. As opposed to high end fashion products, Lydell focuses specifically on products that wholesale for less than $10 and mostly retail for $15 to $99. Since its founding, Lydell has built an infrastructure capable of managing the entire value chain for its retail customers on a scale of almost 3,000 SKUs.

Meridian Behavioral Health LLC	Meridian Behavioral Health LLC is a leading provider of high acuity chemical dependency treatments in the state of Minnesota. The Company was founded in 1988, is based in Minneapolis, MN and operates 14 behavioral treatment centers, offering both inpatient and outpatient programs. The Company provides daily treatments to approximately 140 patients in its residential programs (represents a utilization rate of over 90%), 700 patients are enrolled in its outpatient programs and ~650 patients receive treatments at its methadone clinic per day.

Modern VideoFilm, Inc.	Modern VideoFilm, Inc. is a Burbank, California based provider of content creation and content management services for the film, television and digital content industries. MVF’s primary services are content management (61% of revenue) and content creation (39% of revenue). Through these services, the Company provides various critical post-production services to large film and TV studios, including editing, formatting, color correction, mastering, restoration, encoding, digitization in connection with the delivery and distribution of feature films and television shows.

NCM Demolition and Remediation LP	NCM Demolition and Remediation LP, founded in 1980 and headquartered in Brea, CA, NCM is the United States’ largest one-stop provider of demolition and environmental remediation services including demolition, asset & scrap recovery, abatement of asbestos, lead, and mold, and disaster response. The Company operates 18 branches nationwide, with 1,270 skilled employees, strategically located to allow NCM to serve any project within the United States.

Physicians Care Alliance LLC	Physicians Care Alliance LLC, founded in 1990 and based in Scottsdale, AZ, is a leading clinical skin care business which develops professional chemical peels and topicals. The Company sells products domestically and internationally to skin-care professionals that have become accredited through its educational seminars. PCA’s unique sales model and high efficacy products facilitated strong growth through the recession with a consumer set comprised mainly of customers with high attachment rates to skin care products that are recommended by physicians. PCA uses only FDA approved ingredients and OTC approved manufacturers to ensure the quality of their products.

Prestige Industries LLC	Presitge Industries LLC is the largest provider of premium commercial laundry services to the hospitality industry in the New York Tri-State area, operating a network of 3 strategically located laundry facilities. The Company offers its customers a full suite of laundry services including: (i) terry & linen, (ii) food & beverage, (iii) valet services, (iv) garment cleaning and (v) laundry management.

Prince Mineral Holdings Corp.	Prince Mineral Holding Corporation is a leading global value-added distributor of specialty mineral products and niche industrial additives. Prince Minerals sources, processes and distributes its products for use in brick, glass, agriculture, foundry, refractory and steel, oil and gas and coal end markets. The Company functions as a value-added processing intermediary.

RCS Management Corporation & Specialized Medical Services, Inc.	RCS Management Corporation and SMS Holdings, Inc., collectively (the “Company”) service over 1,750 facilities in 40 states on a combined basis. The Company’s core products and service offerings include (i) respiratory equipment rental; (ii) oxygen delivery; (iii) sale of disposable respiratory supplies; (iv) clinical; and (v) financial and billing consulting services.

Reddy Ice Corporation	Reddy Ice Corporation is the largest producer and distributor of packaged ice in the U.S., with #1 or #2 market share in the majority of its footprint, which spans 34 states, including Washington DC. The Company is based in Dallas, Texas with approximately 1,500 year-round employees, they add up to 600-700 employees during peak seasonal months. Reddy Ice owns or operates 58 ice manufacturing facilities, 74 distribution centers, and approximately 3,500 Ice Factories (ISBs), with daily ice manufacturing capacity of approximately 17,000 tons.

Red Skye Wireless LLC	Red Skye Wireless LLC, founded in 2001 and headquartered in St. Louis, Missouri, is a leading retailer of AT&T wireless and home product services, mobile handsets and accessories with 165 locations in 12 states across the U.S. While the Company is independently owned, RSW stores have the look and feel of an AT&T corporate store, prominently displaying the logos and signage, participating in marketing campaigns, and seamlessly working with AT&T customer service and billing IT.

Revstone Aero LLC	Revstone Aero LLC, founded in 1951, is a premier manufacturer of custom forgings for the aerospace industry. The Company, comprised of two separate businesses, W. Pat Crow and General Aluminum Forgings, forges and machines aluminum and steel into components for virtually every aircraft.

SESAC HOLDCO II	SESAC HOLDCO II, founded in 1930 and headquartered in Nashville, TN, is one of only three Performance Rights Organizations (“PROs”) in the United States. PROs protect the interests of individual songwriters and publishers (“Affiliates”) of music by acting as intermediary licensing organizations to ensure Affiliates are compensated for the public performance and retransmission of their copyrighted works. SESAC currently represents the rights of more than 24,900 songwriters and publishers. SESAC maintains over 110,000 licenses with a diverse set of music users including all of the major radio and television broadcasters in the U.S., as well as, a wide range of general licensees such as hotels, restaurants, bars and country clubs, amongst others.

Sizzling Platter LLC	Sizzling Platter LLC is a restaurant management company that operates 146 Little Caesars locations, 23 Sizzler locations and 13 other limited service restaurants in the Western United States as a franchisee. The Company is the largest franchisee of LC locations in the United States.

Taylored Freight Services LLC	Taylored Freight Services LLC, based in Los Angeles and founded in 1992, is a port-based, third-party logistics provider that specializes in warehousing, fulfillment, transportation and related value-added services to support the global supply chains of manufacturers and importers of apparel, accessories, toys and sporting goods. The Company manages six leased facilities near the Long Beach, CA, and New York, NY ports, totaling over 1.3M square feet. Taylored operates with ~70 non-union employees and provides services relating to inventorying merchandise including receiving, quality control and inspection, inventory management and control.

Tempel Steel Company	Tempel Steel Company is one of the world’s largest independent manufacturers of magnetic steel laminations used in the production of motors and transformers. The Company has manufacturing operations in the U.S., Mexico, China and India, a distribution and steel services center in Canada and distribution centers in Pennsylvania and California.

Tenere Acquisition Corp.	Tenere Acquisition Corp., located in Dresser, WI, is a sophisticated, full-service, designer and fabricator of complex engineered metal and plastic parts and assemblies. Founded in 1994, Tenere provides customers with highly desired, full-service solutions that start with the product concept and progress through rapid prototyping, process design, cost reduction design, commercial production with both soft tooling and hard tooling and assembly. Tenere manufactures enclosures and electromechanical assemblies for a variety of large Fortune 500 OEMs and contract manufacturers in the enterprise computing, network routers/communications, aerospace/military, medical and industrial end markets.

The Great Atlantic & Pacific Tea Company, Inc.	The Great Atlantic & Pacific Tea Company, Inc (“A&P”), founded in 1859 and based in Montvale, NJ, was the first national food chain in the U.S. and is a now leading food retailer in the Northeastern U.S. A&P holds a leading market share not only in the New York metro region, but also in other regions in NY, NJ and PA.

Travelclick, Inc.	Travelclick, Inc., headquartered in New York, NY, is a leading provider of cloud-based reservation systems, SaaS-based business intelligence and digital media solutions to the estimated $580bn global hospitality industry. The Company’s innovative solutions help its hotel customers increase revenue, reduce costs and improve performance. Travelclick maintains a global footprint, serving 30,000+ hotel customers across more than 150 countries and is a clear industry leader in a large and growing addressable market.

U.S. Well Services LLC	U.S. Wells Services LLC is a Houston, Texas based oilfield service provider currently contracted to engage in pressure pumping and related services, including high-pressure hydraulic fracturing in unconventional oil and natural gas basins.

United Restaurant Group L.P.	United Restaurant Group L.P. is the second largest franchisee of T.G.I. Friday’s restaurants in the United States. Founded in 1993 and headquartered in Richmond, VA, the Company operates 31 locations in five states in the Mid-Atlantic and Southeast regions.

United Road Towing Inc.	United Road Towing, Inc. is the largest integrated towing company in the United States. The Company provides a complete range of towing, vehicle storage and vehicle auction services through a network of 53 operating locations across 9 states.

Velum Global Credit Management LLC	Velum Global Credit Management LLC is a global purchaser and servicer of non-performing consumer debt with operations in the Brazil, Uruguay and the United States. Velum currently owns and master services 20 portfolios of consumer debt, via 4 investment vehicles, purchased from various sources such as banks, insurance companies and retailers including BMB, HSBC, Santander, Sul America and Losango.

Water Capital USA, Inc.	Water Capital USA, Inc. operates a capital equipment leasing and a receivables financing business. Water Capital originates and monetizes portfolios of equipment leases and servicing receivables from creditworthy businesses.

Westport Axle Corp.	Westport Axle Corp., founded in 1986 and headquartered in Louisville, KY, is a manufacturing, warehousing and logistics service provider, creating customized solutions for the largest commercial vehicle OEMs in the U.S. Across its four leased facilities (in Kentucky, Ohio, Pennsylvania, and Virginia), the Company operates as a non-unionized entity with 650 employees. The Company is organized across three business units, Logistics, Manufacturing, and Axle Components.

YRCW Receivables LLC	YRCW Receivables LLC is a special purpose bankruptcy remote subsidiary of YRC Worldwide Inc., a leading provider of transportation and global logistics services. YRCW Receivables LLC purchases receivables from YRC Worldwide Inc.

THE ADVISER

MCC Advisors serves as our investment adviser and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). Subject to the overall supervision of our board of directors, MCC Advisors manages the day-to-day operations of, and provides investment advisory and management services to us pursuant to an investment management agreement by and between the Company and MCC Advisors.

Investment Management Agreement

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

Management Fee.   For providing investment advisory and management services to us, MCC Advisors receives a base management fee. The base management fee is calculated at an annual rate of 1.75% of our gross assets, and is payable quarterly in arrears. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Subsequently, the base management fee has been calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. Base management fees for any partial quarter will be appropriately pro-rated. MCC Advisors agreed to waive the base management fee payable to MCC Advisors with respect to cash and cash equivalents held by us through December 31, 2011, but cash and cash equivalents have been included in the average gross assets calculation for purposes of determining the base management fee since that date.

Incentive Fee.   The incentive fee has two components, as follows:

The first, payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter, and is 20.0% of the amount, if any, by which our pre-incentive fee net investment income for the immediately preceding calendar quarter exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our investment adviser receives no incentive fee until our net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up”, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our investment adviser will receive 20% of our pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter including the base management fee, expenses payable under the administration agreement, and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Since the hurdle rate is fixed, as interest rates rise, it will be easier for the MCC Advisors to surpass the hurdle rate and receive an incentive fee based on net investment income.

The second component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement as of the termination date), commencing on December 31, 2011, and equals 20.0% of our cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the investment adviser.

Under GAAP, the Company calculates the second component of the incentive fee as if the Company had realized all assets at their fair values as of the reporting date. Accordingly, the Company accrues a provisional capital gains incentive fee taking into account any unrealized gains or losses. As the provisional capital gains incentive fee is subject to the performance of investments until there is a realization event, the amount of the provisional capital gains incentive fee accrued at a reporting date may vary from the capital gains incentive that is ultimately realized and the differences could be material.

For the year ended September 30, 2013, the Company incurred net base management fees payable to MCC Advisors of $10.9 million and $11.6 million of incentive fees related to pre-incentive fee net investment income.

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

All investment professionals and staff of MCC Advisors, when, and to the extent, engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of such personnel allocable to such services, is provided and paid for by MCC Advisors. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	our organization and continued corporate existence;

•	calculating our net asset value (“NAV”) (including the cost and expenses of any independent valuation firms);

•	expenses, including travel expense, incurred by MCC Advisors or payable to third parties performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	interest payable on debt incurred to finance our investments;

•	the costs of all offerings of common shares and other securities;

•	the base management fee and any incentive management fee;

•	distributions on our shares;

•	administration fees payable under our administration agreement;

•	the allocated costs incurred by MCC Advisors as our administrator in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, making investments;

•	transfer agent and custodial fees;

•	all registration and listing fees;

•	U.S. federal, state and local taxes;

•	independent directors’ fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC or other regulators;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

•	all other expenses reasonably incurred by us or MCC Advisors in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and other allocable portions of the cost of our officers and their respective staffs (including travel expenses).

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

Duration and Termination

The investment management agreement was initially approved by our board of directors on November 3, 2010 and executed on January 11, 2011. Pursuant to its terms and under the 1940 Act, the investment management agreement had an initial two year term, and then subject to an annual approval by our board of directors. Unless terminated earlier as described below, it will continue in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment management agreement will automatically terminate in the event of its assignment. The investment management agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risks — Risks Related to Our Business — We are dependent upon senior management personnel of MCC Advisors for our future success, and if MCC Advisors are unable to retain qualified personnel or if MCC Advisors loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.”

Annual Board Approval of the Investment Management Agreement

Our board of directors held an in-person meeting on December 4, 2013, in order to consider the annual approval and continuation of our investment management agreement. In its consideration of the investment management agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser, MCC Advisors; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our projected operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to MCC Advisors from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment management agreement; (f) the organizational capability and financial condition of MCC Advisors and its affiliates; and (g) various other factors.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the investment management agreement as being in the best interests of our stockholders. Specifically the board of directors approved the extension of the investment management agreement for a period of one year beginning on January 11, 2014.

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

On March 26, 2013, our wholly-owned subsidiary, Medley SBIC LP (‘‘SBIC LP’’), received a Small Business Investment Company (‘‘SBIC’’) license from the Small Business Administration (‘‘SBA’’). In anticipation of receiving an SBIC license, on November 16, 2012, we obtained exemptive relief from the SEC to permit us to exclude the debt of SBIC LP guaranteed by the SBA from from the 200% asset coverage ratio we are required to maintain under the 1940 Act. Pursuant to the 200% asset coverage ratio limitation, we are permitted to borrow one dollar for every dollar we have in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us.

The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting SBIC LP to borrow up to $150 million (the maximum amount of SBA-guaranteed debentures an SBIC may currently have outstanding once certain conditions have been met) more than we would otherwise be able to absent the receipt of this exemptive relief. As a result, we would, in effect, be permitted to have a lower asset coverage ratio than the 200% asset coverage ratio limitation under the 1940 Act. For example, we would be able to borrow up to $150 million more than the approximately $367.9 million permitted under the asset coverage ratio limit as of September 30, 2013. For additional information on SBA regulations that will affect our access to SBA-guaranteed debentures, see ‘‘Risk Factors —Risks Relating to Our Business. Our SBIC subsidiary is subject to SBA regulations, and any failure to comply with SBA regulations could have an adverse effect on our operations.’’ SBA regulations currently limit the amount that the SBIC LP may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.

Code of Ethics

We and MCC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the code of ethics is attached as an exhibit to the registration statement of which this prospectus is a part, and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov . You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov , or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to:

Chief Compliance Officer

Medley Capital Corporation

375 Park Avenue, 33rd Floor

New York, NY 10152

Other

Under the 1940 Act, we are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, issue and sell our common stock, at a price below the current NAV of the common stock, or issue and sell warrants, options or rights to acquire such common stock, at a price below the current NAV of the common stock if our board of directors determines that such sale is in our best interest and in the best interests of our stockholders, and our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities. At our 2013 Annual Meeting of Stockholders, we received approval from our stockholders to authorize us, with the approval of our board of directors, to sell shares of our common stock at a price or prices below our then current net asset value per share in one or more offerings, subject to certain conditions as set forth in the proxy statement (including, without limitation, that the number of shares issued does not exceed 25% of our then outstanding common stock, at a price below, but no more than 20% below, its then current net asset value). This authorization is effective for securities sold during a period beginning on the date of such stockholder approval, which was obtained on April 4, 2013, and expiring on the date of our 2014 Annual Meeting of Stockholders, which is expected to be held in February 2014. We intend to seek stockholder approval to sell our common stock below NAV at our 2014 Annual Meeting of Stockholders, on the same terms that were approved at our 2013 Annual Meeting of Stockholders.

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

Small Business Investment Company Regulations

On March 26, 2013, our wholly-owned subsidiary, Medley SBIC LP (“SBIC LP”), a Delaware limited partnership, received a license from Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958.

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

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. SBA regulations currently limit the amount that an SBIC may borrow up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.

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

The SBA prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending or investing outside the United States, to businesses engaged in a few prohibited industries and to certain “passive” ( i.e. , non-operating) companies. In addition, without prior SBA approval, an SBIC may not invest an amount equal to more than approximately 30% of the SBIC’s regulatory capital in any one company and its affiliates.

The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies (such as limiting the permissible interest rate on debt securities held by an SBIC in a portfolio company). Although prior regulations prohibited an SBIC from controlling a small business concern except in limited circumstances, regulations adopted by the SBA in 2002 now allow an SBIC to exercise control over a small business for a period of up to seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA’s prior written approval.

The SBA restricts the ability of an SBIC to lend money to any of its officers, directors and employees or to invest in affiliates thereof. The SBA also prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

o	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

o	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income and franchise or withholding liabilities.

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

Failure to Qualify as a RIC

If we were unable to continue to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets ( i.e. , the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next ten years.

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

RISK RELATING TO OUR BUSINESS AND STRUCTURE

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

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades for the U.S. and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Further, Moody's has warned that it may downgrade the U.S. Federal Government's rating if the federal debt is not stabilized. Absent further quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

As has been widely reported, the United States Treasury Secretary has stated that the federal government may not be able to meet its debt payments in the relatively near future (currently February 2014) unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations. If the U.S. Government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution (currently January 2014), another federal government shutdown may result. Such a failure or the perceived risk of such a failure, consequently, could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment, including the recent government shutdown and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

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

We have borrowed funds, including through the issuance of $40.0 million and $63.5 million in aggregate principal amount of 7.125% unsecured notes due March 30, 2019 and 6.125% unsecured notes due March 30, 2023 (collectively the “Notes”), through draws from our Revolving Credit Facility, Term Loan Facility and SBA-guaranteed debentures to leverage our capital structure, which is generally considered a speculative investment technique. As of September 30, 2013, our Term Loan Facility and Revolving Credit Facility had outstanding balances of $120.0 million and $2.5 million, respectively, and we had $30.0 million SBA-guaranteed debentures outstanding. As a result:

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

We maintain the Facilities with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The Facilities are secured by substantially all of our assets, subject to certain exclusions. Availability of loans under the Facilities is linked to the valuation of the collateral pursuant to a borrowing base mechanism. Borrowings under the Facilities are subject to, among other things, a minimum borrowing/collateral base. Substantially all of our assets are pledged as collateral under the Facilities. The Facilities require us to, among other things (i) make representations and warranties regarding the collateral as well as our business and operations, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants. The documents for each of the Facilities also include default provisions such as the failure to make timely payments under the Facilities, as the case may be, the occurrence of a change in control, and our failure to materially perform under the operative agreements governing the Facilities, which, if not complied with, could accelerate repayment under the Facilities, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

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

Default under the Facilities could allow the lender(s) to declare all amounts outstanding to be immediately due and payable. If the lender(s) declare amounts outstanding under the Facilities to be due, the lender(s) could proceed against the assets pledged to secure the debt under the Facilities. Any event of default, therefore, could have a material adverse effect on our business if the lender(s) determine to exercise their rights.

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

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiary. We are partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBIC regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our eligibility for RIC status. We cannot assure you that the SBA will grant such a waiver and if our SBIC subsidiary is unable to obtain a waiver, compliance with the SBIC regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

Our SBIC subsidiary is subject to SBA regulations, and any failure to comply with SBA regulations could have an adverse effect on our operations.

On March 26, 2013, our wholly-owned subsidiary, Medley SBIC LP (“SBIC LP”), received a Small Business Investment Company (“SBIC”) license from the Small Business Administration (“SBA”).

The SBIC license allows SBIC LP to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to SBIC LP’s assets over our stockholders in the event we liquidate SBIC LP or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC LP upon an event of default.

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

SBA regulations limit the outstanding dollar amount of SBA guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $225.0 million. Moreover, an SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of September 30, 2013, our SBIC subsidiary had $30.0 million in SBA-guaranteed debentures outstanding. If we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital is likely to increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

Moreover, the current status of our SBIC subsidiary as an SBIC does not automatically assure that our SBIC subsidiary will continue to receive SBA-guaranteed debenture funding. Receipt of SBA leverage funding is dependent upon our SBIC subsidiary continuing to be in compliance with SBA regulations and policies and available SBA funding. The amount of SBA leverage funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by our SBIC subsidiary.

The debentures guaranteed by the SBA have a maturity of ten years and require semi-annual payments of interest. Our SBIC subsidiary will need to generate sufficient cash flow to make required interest payments on the debentures. If our SBIC subsidiary is unable to meet their financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to our SBIC subsidiary's assets over our stockholders in the event we liquidate our SBIC subsidiary or the SBA exercises its remedies under such debentures as the result of a default by us.

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

We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors make loans with interest rates that are comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. A significant part of our competitive advantage stems from the fact that the market for investments in mid-sized companies is underserved by traditional commercial banks and other financial institutions. A significant increase in the number and/or size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under the regulatory restrictions of the 1940 Act.

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

We have elected and qualified to be taxed for federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements in order to not have to pay corporate-level taxes on income we distribute to our stockholders as dividends, which allows us to substantially reduce or eliminate our corporate-level tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% at the time we issue any debt or preferred stock. This requirement limits the amount of our leverage. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

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

Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. If we continue to use leverage to partially finance our investments, which we have increasingly done over the years, you will experience increased risks of investing in our securities. We borrow under the Facilities, issued the Notes, issued the SBA-guaranteed debentures and may issue other debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.

As of September 30, 2013, our Term Loan Facility and Revolving Credit Facility had outstanding balances of $120.0 million and $2.5 million, respectively, $30.0 million SBA-guaranteed debentures outstanding and we had $103.5 million of outstanding Notes. The Facilities and the Notes require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2013 was 5.1% (exclusive of deferred financing costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2013 total assets of at least 1.3%. If we are unable to meet the financial obligations under the Facilities, the lenders under the Facilities will have a superior to claim to our assets over our stockholders. If we are unable to meet the financial obligations under the Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on the outstanding Notes to be due and payable immediately.

We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. As a result of our receipt of this relief, if we receive a license from the SBA we will have the ability to incur leverage in excess of the amounts set forth in the 1940 Act. If we incur additional leverage in excess of the amounts set forth in the 1940 Act, our net asset value will decline more sharply if the value of our assets declines than if we had not incurred such additional leverage and the effects of leverage described above will be magnified.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)

(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(17.76)%	(10.15)%	(2.53)%	5.08%	12.69%

(1)	Assumes $776.4 million in total assets, $256.0 million in debt outstanding, $509.8 million in net assets, and a weighted average interest rate of 5.1%. Actual interest payments may be different.

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

Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities (including debt and preferred stock), the issuance of additional shares of our common stock or from securitization transactions. We also may issue, through our SBIC subsidiary, additional SBA-guaranteed debentures, subject to certain restrictions. For a discussion of the requirements for issuing SBA-guaranteed debentures, see “Regulation — Small Business Investment Company Regulations.” However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations.

•	Senior Securities. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, such securities would rank “senior” to common stock in our capital structure, resulting in preferred stockholders having separate voting rights and possibly rights, preferences or privileges more favorable than those granted to holders of our common stock. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest.

•	Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below NAV without first obtaining required approvals from our stockholders and our independent directors. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities at the relevant time. We may also make rights offerings to our stockholders at prices per share less than the NAV per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and such stockholders may experience dilution.

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

We have elected and qualified to be treated as a RIC under Subchapter M of the Code and intend to maintain such qualification for succeeding tax years. No assurance can be given that we will be able to qualify for and maintain our RIC status. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

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

Risks Relating to an Investment in Our Securities

Investing in our securities may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk and, therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

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

At our 2013 Annual Meeting of Stockholders, we received approval from our stockholders to authorize us, with the approval of our board of directors, to sell shares of our common stock at a price or prices below our then current net asset value per share in one or more offerings, subject to certain conditions as set forth in the proxy statement (including, without limitation, that the number of shares issued does not exceed 25% of our then outstanding common stock, at a price below, but no more than 20% below, its then current net asset value). This authorization is effective for securities sold during a period beginning on the date of such stockholder approval, which was obtained on April 4, 2013, and expiring on the date of our 2014 Annual Meeting of Stockholders, which is expected to be held in February 2014.

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

The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2013, there was $2.5 million outstanding under our Revolving Facility and $30.0 million SBA-guaranteed debentures outstanding. The indebtedness under the Facilities and the SBA-guaranteed debentures are effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

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

Although the Notes are listed on the NYSE under the symbols “MCQ,” in the case of the 2019 Notes, and “MCV,” in the case of the 2023 Notes, we cannot provide any assurances that an active trading market will develop or be sustained for the Notes or that you will be able to sell your Notes. At various times, the Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market is not sustained, the liquidity and trading price for the Notes may be harmed.

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

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is currently traded on the New York Stock Exchange under the symbol “MCC”. The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a percentage of net asset value, or NAV, and the dividends per share declared by us for each fiscal quarter for the years ended September 30, 2012 and 2013.

				Premium/ Discount	Premium/ Discount
		Closing Sales Price		of High Sales Price	of Low Sales Price	Declared
Period	NAV (1)	High	Low	to NAV (2)	to NAV (2)	Dividends(3)
Fiscal year ended September 30, 2012

First quarter	$12.57	$10.56	$8.96	84.01%	71.28%	$0.28
Second quarter	$12.63	$11.86	$10.17	93.90%	80.52%	$0.31
Third quarter	$12.60	$12.04	$10.72	95.56%	85.08%	$0.36
Fourth quarter	$12.52	$14.36	$11.91	114.70%	95.13%	$0.36

Fiscal year ended September 30, 2013

First quarter	$12.69	$14.62	$12.99	115.21%	102.36%	$0.36
Second quarter	$12.73	$16.15	$14.46	126.87%	113.59%	$0.36
Third quarter	$12.65	$15.65	$13.06	123.72%	103.24%	$0.36
Fourth quarter	$12.70	$14.65	$13.04	115.35%	102.68%	$0.37

(1) NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2) Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

(3) Represents the cash dividend declared for the specified quarter.

The last reported price for our common stock on December 6, 2013 was $13.95 per share. As of September 30, 2013, we had 18 stockholders of record.

Sales of Unregistered Securities

During the year ended September 30, 2013, we issued 155,128 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act. The aggregate value of the shares of common stock issued under our dividend reinvestment plan during the fiscal year 2013 was approximately $2.1 million.

Other than shares issued under our dividend reinvestment plan during the year ended September 30, 2013, we did not sell any unregistered equity securities and we did not repurchase any of our equity securities.

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

Dividends Declared
Record Dates	Payment Dates	Per Share
Fiscal year ended September 30, 2011
June 1, 2011	June 15, 2011	$0.16
September 1, 2011	September 15, 2011	$0.21
Total		$0.37

Fiscal year ended September 30, 2012
December 15, 2011	December 30, 2011	$0.25
February 24, 2012	March 15, 2012	$0.28
May 25, 2012	June 15, 2012	$0.31
August 24, 2012	September 14, 2012	$0.36
Total		$1.20

Fiscal year ended September 30, 2013
November 23, 2012	December 14, 2012	$0.36
February 27, 2013	March 15, 2013	$0.36
May 24, 2013	June 14, 2013	$0.36
August 23, 2013	September 13, 2013	$0.37
Total		$1.45

Subsequent to September 30, 2013, our board of directors declared a quarterly dividend of $0.37 per share payable on December 13, 2013, to stockholders of record at the close of business on November 22, 2013.

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

Stock Performance Graph

This graph compares the stockholder return on our common stock from January 20, 2011 (IPO) to September 30, 2013 with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index. This graph assumes that on January 20, 2011, $100 was invested in our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

We have derived the selected financial data below from our audited consolidated financial statements for the fiscal years ended September 30, 2013, 2012 and 2011 which have been audited by Ernst & Young LLP, our independent registered public accounting firm.

We commenced operations and completed our initial public offering on January 10, 2011. As a result, no information is provided for the periods prior to the Fiscal Year ended September 30, 2011. The following selected financial data should be read together with our financial statements and the related notes and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars in thousands except per share and other data).

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011
Statement of Operations data:
Total investment income	$88,991	$44,520	$14,569
Base management fee, net	10,918	5,480	1,610
Incentive fee	11,600	5,886	714
All other expenses	20,074	9,644	2,616
Net investment income	46,399	23,510	9,629
Unrealized appreciation/(depreciation) on investments	(7,242)	(1,062)	(150)
Realized gain on investments	261	(44)	55
Net increase in net assets resulting from operations	39,418	22,404	9,534
Per share data:
Net asset value per common share at year end	$12.70	$12.52	$12.57
Market price at year end	13.79	14.07	10.08
Net investment income	1.53	1.31	0.56
Net realized and unrealized loss on investments	(0.23)	(0.06)	(0.01)
Net increase in net assets resulting from operations	1.30	1.25	0.55
Dividends paid	1.45	1.20	0.37
Balance Sheet data at year end:
Total investments at fair value	$749,237	$401,949	$199,206
Cash and cash equivalents	8,558	4,894	17,202
Other assets	18,598	8,928	3,721
Total assets	776,393	415,771	220,129
Total liabilities	266,559	126,432	2,476
Total net assets	509,834	289,339	217,653
Other data:
Weighted average annual yield on debt investments(1)	13.8%	14.3%	14.5%
Number of investments at year end	57	38	18

(1)	The weighted average yield is based upon original cost on our debt investments.

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

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Expenses

Our primary operating expenses include the payment of management and incentive fees pursuant to the investment management agreement we have with MCC Advisors and overhead expenses, including our allocable portion of our administrator’s overhead under the administration agreement. Our management and incentive fees compensate MCC Advisors for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

·	our organization and continued corporate existence;

·	calculating our NAV (including the cost and expenses of any independent valuation firms);

·	expenses incurred by MCC Advisors payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

·	interest payable on debt, if any, incurred to finance our investments;

·	the costs of all offerings of common stock and other securities, if any;

·	the base management fee and any incentive fee;

·	distributions on our shares;

·	administration fees payable under our administration agreement;

·	the allocated costs incurred by MCC Advisors in providing managerial assistance to those portfolio companies that request it;

·	amounts payable to third parties relating to, or associated with, making investments;

·	transfer agent and custodial fees;

·	registration fees and listing fees;

·	U.S. federal, state and local taxes;

·	independent director fees and expenses;

·	costs of preparing and filing reports or other documents with the SEC or other regulators;

·	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

·	our fidelity bond;

·	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

·	indemnification payments;

·	direct costs and expenses of administration, including audit and legal costs; and

·	all other expenses reasonably incurred by us or MCC Advisors in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs (including travel expenses).

Portfolio and Investment Activity

As of September 30, 2013, our portfolio consisted of investments in fifty-seven portfolio companies with a fair value of approximately $749.2 million. During the year ended September 30, 2013, we invested $420.9 million in thirty-two new portfolio companies and $62.2 million in fourteen existing portfolio companies, and we had $139.8 million in aggregate amount of exits and repayments, resulting in net investments of $343.3 million for the year.

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

As of September 30, 2013, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $13.3 million and $13.1 million, and $25.5 million and $25.3 million, respectively, and we had approximately $8.6 million of cash and cash equivalents. As of September 30, 2012, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $10.6 million and $10.6 million, and $23.4 million and $23.4 million, respectively, and we had approximately $4.9 million of cash and cash equivalents and $10.2 million payable for investments purchased.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of September 30, 2013 (dollars in thousands):

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Senior Secured First Lien Term Loans	$418,109	54.6	408,802	53.9
Senior Secured Second Lien Term Loans	253,210	33.0	251,963	33.2
Senior Secured Notes	84,125	11.0	85,262	11.3
Unsecured Debt	255	0.1	255	0.1
Equities/ Warrants	1,991	0.2	2,955	0.4
Cash and Cash Equivalents	8,558	1.1	8,558	1.1
Total	$766,248	100%	$757,795	100.00%

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

As of September 30, 2013, the weighted average loan to value ratio (“LTV”) of our portfolio investments was approximately 57.5%. We believe that the LTV ratio for a portfolio investment is a useful indicator of the riskiness of the portfolio investment, or its likelihood of default. As part of our investment strategy, we seek to structure transactions with downside protection and seek LTVs of lower than 65%. We regularly evaluate the LTV of our portfolio investments and believe that LTV is a useful indicator for management and investors.

As of September 30, 2013, our income-bearing investment portfolio, which represented nearly 99.5% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 13.8%, and 53.1% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 46.9% bore interest at fixed rates.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2013 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$37,618	5.0%
2	650,130	86.8
3	49,396	6.6
4	8,003	1.1
5	4,090	0.5
Total	$749,237	100.0%

 The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2012 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$17,230	4.3%
2	354,577	88.2
3	30,142	7.5
4	—	—
5	—	—
Total	$401,949	100.0%

Results of Operations

Operating results for the years ended September 30, 2013, 2012 and 2011 are as follows (dollars in thousands):

	For the years ended
	September 30, 2013	September 30, 2012	September 30, 2011
	($ in thousands)
Total investment income	$88,991	$44,520	$14,569
Total expenses, net	42,592	20,974	4,940
Net investment income before excise taxes	46,399	23,546	9,629
Excise tax expense	-	(36)	-
Net investment income	46,399	23,510	9,629
Net realized gains (losses)	261	(44)	55
Net unrealized gains (losses)	(7,242)	(1,062)	(150)
Net increase in net assets resulting from operations	$39,418	$22,404	$9,534

Investment Income

For the year ended September 30, 2013, investment income totaled $89.0 million, of which $73.2 million was attributable to portfolio interest and $15.8 million to other fee income. For the year ended September 30, 2012, investment income totaled $44.5 million, of which $38.3 million was attributable to portfolio interest and $6.2 million to other fee income. For the year ended September 30, 2011, investment income totaled $14.6 million, of which $12.7 million was attributable to portfolio interest, $0.1 million to interest earned on cash and cash equivalents and $1.8 million to other fee income.

Operating Expenses

Operating expenses for the years ended September 30, 2013, 2012 and 2011 were as follows:

	For the years ended
	September 30, 2013	September 30, 2012	September 30, 2011
	($ in thousands)
Base management fees	$10,918	$5,521	$2,679
Incentive fees	11,600	5,886	714
Administrator expenses	2,475	1,540	866
Professional fees	1,846	1,600	628
Interest and financing expenses	13,448	5,011	163
Directors fees	461	481	449
Insurance	377	465	287
Organizational expense	151	-	92
General and administrative	1,316	511	131
Expenses before management fee waiver(1)	$42,592	$21,015	$6,009

(1) For the year ended September 30, 2013, there was no waiver of management fees.

For the year ended September 30, 2013, total operating expenses before manager expense waiver and reimbursement increased by $21.6 million, or 102.7%, compared to the year ended September 30, 2012.

For the year ended September 30, 2012, total operating expenses before manager expense waiver and reimbursement increased $15.0 million, or 249.7%, compared to the year ended September 30, 2011.

Interest and financing expenses were higher in the year ended September 30, 2013 than the year ended September 30, 2012 as a result of increase in commitment on a four-year senior secured revolving credit facility, issuing $40.0 million in aggregate principal amount of 7.125% unsecured notes that mature on March 30, 2019 (the “2019 Notes“), entering into a new five-year senior secured term loan credit facility, issuing $63.5 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes“) and issuing SBA-guaranteed debentures.

Excluding interest and financing expenses, expenses increased for the year ended September 30, 2013 compared to the year ended September 30, 2012 due to an increase in professional fees, base management fees, incentive fees, administrative service fees, general administrative expenses and organizational expenses. Professional fees and administrative service fees have increased due to higher legal, audit, valuation services and administrator expenses. Base management fees, which are calculated based on average gross assets, increased due to the growth in the portfolio throughout the period. The incentive fee increased as a result of the increase in pre-incentive fee net investment income.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the years ended September 30, 2013, 2012 and 2011, we recognized $260,822 of realized gains, $44,727 realized losses, and $55,000 of realized gains on our portfolio investments, respectfully.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio. For the years ended September 30, 2013, 2012 and 2011, we had $7.2 million, $1.1 million and $0.1 million of unrealized depreciation, respectively, on portfolio investments.

Changes in Net Assets from Operations

For the year ended September 30, 2013, we recorded a net increase in net assets resulting from operations of $39.4 million compared to a net increase in net assets resulting from operations of $22.4 million for the year ended September 30, 2012 and $9.5 million for the year ended September 30, 2011. The difference among each of the fiscal years is attributable to an increase in total investment income offset by an increase in total operating expenses, resulting from portfolio growth and an increase in net unrealized depreciation for the year ended September 30, 2013, as compared to September 30, 2012 and 2011. Based on 30,246,247, 17,919,310 and 17,258,215 weighted average common shares outstanding for the years ended September 30, 2013, 2012 and 2011, respectively, our per share net increase in net assets resulting from operations was $1.30 for the year ended September 30, 2013 compared to a per share net increase in net assets from operations of $1.25 for the year ended September 30, 2012 and $0.55 for the year ended September 30, 2011.

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

On March 21, 2012, we issued $40.0 million in aggregate principal amount of the 2019 Notes. The 2019 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after March 30, 2015. The 2019 Notes bear interest at a rate of 7.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The 2019 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MCQ”. As of September 30, 2013, $40.0 million in aggregate principal amount of the 2019 Notes were outstanding.

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

Amendment No. 1 to the Revolving Facility revised the Revolving Facility, to, among other things, increase the amount available for borrowing from $125.0 million to $132.5 million; permit the Term Loan Facility; and extend the maturity date from August 4, 2015 to August 31, 2016. Amendment No. 1 to the Revolving Facility also changes the interest rate of the Revolving Facility from (a) Eurocurrency loans from LIBOR + 3.75% per annum, with a 1% LIBOR floor, to (i) when the Company’s stockholders’ equity is less than or equal to $350.0 million and the step-down condition is not satisfied, LIBOR plus 3.75% per annum, with no LIBOR floor, and (ii) when the Company’s stockholders’ equity exceeds $350.0 million and the step-down condition is satisfied, LIBOR plus 3.25% per annum, with no LIBOR floor, and (b) alternative base rate loans based, or ABR, on 2.75% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5%, LIBOR for a period of three months plus 1% or the ABR Floor of 2% to (i) when the Company’s stockholders’ equity is less than or equal to $350.0 million and the step-down condition is not satisfied, 2.75% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5% or LIBOR for a period of three months plus 1%, and (ii) when the Company’s stockholders’ equity exceeds $350.0 million and the step-down condition is satisfied, 2.25% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5% or LIBOR for a period of three months plus 1%. As of September 30, 2013, there was $2.5 million outstanding under the Revolving Facility.

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

On March 18, 2013, the Company issued $60.0 million in aggregate principal amount of the 2023 Notes. The 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 30, 2016. The 2023 Notes bear interest at a rate of 6.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2013. The 2023 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol "MCV".

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

On September 9, 2013, we completed a public offering of 6,900,000 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 900,000 shares, at a public offering price of $14.70 per share, raising approximately $86.6 million in net proceeds.

On September 25, 2013, the Company closed $15.0 million of additional commitment to the Revolving Facility resulting in total commitments to the Revolving Facility of $245.0 million and $5.0 million of additional commitment to the Term Facility resulting in total commitments to the Term Facility of $120.0 million.

As of September 30, 2013, we had $8.6 million in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. A proposal, approved by our stockholders at our reconvened 2013 Annual Meeting of Stockholders, authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings ( subject to certain conditions, including that the number of shares issued in such offerings does not exceed 25% of our then outstanding common stock, at a price below, but no more than 20% below, our then current net asset value) for a period expiring on the earlier of the anniversary of the date of the 2013 Annual Meeting or the date of our 2014 Annual Meeting of Stockholders, which is expected to be held in February 2014 . We intend to seek stockholder approval to sell our common stock below NAV at our 2014 Annual Meeting of Stockholders, on the same terms that were approved at our 2013 Annual Meeting of Stockholders.

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

As of September 30, 2013, SBIC LP had $50.0 million in regulatory capital and had $30.0 million SBA-guaranteed debentures outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. As of September 30, 2013, we had commitments under loan and financing agreements to fund up to $33.1 million to six portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. As of September 30, 2012, we had commitments under loan and financing agreements to fund up to $17.3 million to six portfolio companies. These commitments are primarily composed of senior secured term loans and preferred equity. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments for the years ended September 30, 2013 and 2012 is show in the table below (dollars in thousands):

	Year ended	Year ended
	September	September
	30, 2013	30, 2012
Red Skye Wireless LLC	$15,000	$-
Lydell Jewelry Design Studio LLC	5,928	-
DLR Restaurants LLC	4,177	-
DreamFinders Homes LLC - Term Loan B	2,723	-
DreamFinders Homes LLC - Term Loan A	2,500	-
Tenere Acquisition Corp.	2,000	-
Physicians Care Alliance LLC - Revolver	767	-
Prestige Industries LLC	-	6,240
Gulf Coast Atlantic Corporation	-	3,938
Calloway Laboratories, Inc.	-	3,000
American Gaming Systems LLC	-	1,240
Welocalize Inc. - Term Loan B	-	1,112
Welocalize Inc. - Term Loan A	-	977
Meridian Behavioral Health, LLC	-	750
Total	$33,095	$17,257

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at September 30, 2013 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving Facility	$2,500	$—	$—	$2,500	$—
Term Loan Facility	120,000	—	—	120,000	—
7.125% Notes	40,000	—	—	—	40,000
6.125% Notes	63,500	—	—	—	63,500
SBA Debenture	30,000	—	—	—	30,000
Total contractual obligations	$256,000	$—	$—	$122,500	$133,500

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

The following table summarizes the dividends declared for the years ended September 30, 2013, 2012, and 2011:

Date Declared	Record Date	Payment Date	Amount Per Share
5/11/2011	6/1/2011	6/15/2011	0.16
8/4/2011	9/1/2011	9/15/2011	0.21
11/29/2011	12/15/2011	12/30/2011	0.25
2/2/2012	2/24/2012	3/15/2012	0.28
5/2/2012	5/25/2012	6/15/2012	0.31
8/1/2012	8/24/2012	9/14/2012	0.36
11/1/2012	11/23/2012	12/14/2012	0.36
1/30/2013	2/27/2013	3/15/2013	0.36
5/1/2013	5/24/2013	6/14/2013	0.36
7/31/2013	8/23/2013	9/13/2013	0.37

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

The investment management agreement also provides that MCC Advisors is entitled to an incentive fee of 20.0%. The incentive fee consists of two parts: (1) the first component, which is payable quarterly in arrears, equals 20.0% of the excess, if any, of the pre-incentive fee net investment income over a hurdle rate (2.0% quarterly) and subject to a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, MCC Advisors receives no incentive fee until our net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up”, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, MCC Advisors will receive 20% of our pre-incentive fee net investment income as if the hurdle rate did not apply; and (2) the second component, which is payable in arrears at the end of each calendar year (or upon termination of the investment management agreement, as of the termination date), commencing with the year ending December 31, 2011, equals 20.0% of our cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to MCC Advisors.

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

Non-accrual. We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At September 30, 2013, one portfolio company was on PIK non-accrual status with a fair value of approximately $4.1 million, or 0.6% of the fair value of our portfolio. At September 30, 2012, we had no portfolio company on non-accrual status.

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

Recent Developments

On October 30, 2013, the Company’s board of directors declared a quarterly dividend of $0.37 per share payable on December 13, 2013, to stockholders of record at the close of business on November 22, 2013.

On November 25, 2013, we have received an amended order from the SEC that expanded our ability to negotiate the terms of co-investment transactions with other funds managed by MCC Advisors or its affiliates, including Sierra Income Corporation, a non-traded business development company, subject to the conditions included therein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended September 30, 2013, we did not engage in hedging activities.

As of September 30, 2013, 53.1% of our income-bearing investment portfolio bore interest based on floating rates. The compositions of our floating rate debt investments by cash interest rate floor as of September 30, 2013 and 2012 were as follows:

	September 30, 2013		September 30, 2012
	Fair Value (thousands)	% of Floating Rate Portfolio	Fair Value (thousands)	% of Floating Rate Portfolio
Under 1%	$54,113	13.7%	$25,148	13.9%
1% to under 2%	319,630	80.8	128,705	71.3
2% to under 3%	22,008	5.5	26,627	14.8
Total	$395,751	100.0%	$180,480	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2013, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase (1)	Interest Income (thousands)	Interest Expense (thousands)	Net Increase (Decrease) (thousands)
100	$800	$1,500	$(700)
200	4,200	3,100	1,100
300	7,900	4,600	3,300
400	11,600	6,100	5,500
500	15,200	7,600	7,600

(1) A hypothetical decline in interest rates would not have a material impact on our financial statements.

Item 8.  Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medley Capital Corporation

We have audited the accompanying consolidated statements of assets and liabilities of Medley Capital Corporation (the Company), including the consolidated schedules of investments, as of September 30, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows, for each of the three years in the period ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of September 30, 2013 and 2012 by correspondence with the custodian, directly with designees of the portfolio companies and debt agents, as applicable. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medley Capital Corporation at September 30, 2013 and 2012, and the consolidated results of its operations, changes in its net assets, and its cash flows, for each of the three years in the period ended September 30, 2013 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Medley Capital Corporation’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated December 9, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

December 9, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medley Capital Corporation

We have audited Medley Capital Corporation’s (the Company) internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the “COSO criteria”). Medley Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Form 10-K, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Medley Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of September 30, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows, for each of the three years in the period ended September 30, 2013, and our report dated December 9, 2013 expressed an unqualified opinion therein.

/s/ Ernst & Young LLP

New York, New York

December 9, 2013

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	September 30, 2013	September 30, 2012

ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $748,405,904 and $394,482,053, respectively)	$740,097,249	$393,741,357
Affiliated investments (amortized cost of $9,283,640 and $8,678,596, respectively)	9,139,377	8,208,006
Total investments at fair value	749,236,626	401,949,363
Cash and cash equivalents	8,557,899	4,893,616
Interest receivable	9,607,539	3,940,148
Deferred financing costs, net	8,523,291	4,651,724
Other assets	249,388	232,496
Deferred offering costs	218,681	103,671
Total assets	$776,393,424	$415,771,018

LIABILITIES
Revolving credit facility payable	$2,500,000	$15,000,000
Term loan payable	120,000,000	55,000,000
Notes payable	103,500,000	40,000,000
SBA debentures payable	30,000,000	-
Payable for investments purchased	54,013	10,212,300
Management and incentive fees payable, net	6,899,653	3,514,772
Accounts payable and accrued expenses	1,305,361	924,152
Administrator expenses payable	701,208	465,412
Deferred revenue	255,922	173,627
Interest and fees payable	1,155,524	1,048,205
Due to affiliate	82,083	13,246
Offering costs payable	105,205	80,073
Total liabilities	$266,558,969	$126,431,787

NET ASSETS
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 40,152,904 and 23,110,242 common shares issued and outstanding, respectively	$40,153	$23,110
Capital in excess of par value	506,062,597	285,012,499
Accumulated undistributed net investment income	12,184,623	5,559,635
Accumulated net realized gain/(loss) from investments	-	(44,727)
Net unrealized appreciation/(depreciation) on investments	(8,452,918)	(1,211,286)
Total net assets	509,834,455	289,339,231
Total liabilities and net assets	$776,393,424	$415,771,018

NET ASSET VALUE PER SHARE	$12.70	$12.52

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the years ended September 30
	2013	2012	2011

INVESTMENT INCOME
Interest from investments
Non-controlled/Non-affiliated investments	$71,649,288	$35,376,190	$8,517,020
Affiliated investments	1,499,179	2,973,533	4,217,333
Total interest income	73,148,467	38,349,723	12,734,353
Interest from cash and cash equivalents	7,847	5,176	69,763
Other fee income (See note 9)	15,834,820	6,165,393	1,764,738
Total investment income	88,991,134	44,520,292	14,568,854

EXPENSES
Base management fees	10,917,857	5,521,293	2,678,806
Incentive fees	11,599,641	5,886,482	713,745
Interest and financing expenses	13,448,573	5,010,670	163,072
Administrator expenses	2,474,556	1,539,585	866,055
Professional fees	1,846,717	1,600,240	628,209
Directors fees	461,511	481,047	448,871
Insurance	376,942	465,212	287,326
General and administrative	1,315,855	510,961	130,570
Organizational expenses	150,916	-	92,226
Expenses before management fee waiver	42,592,568	21,015,490	6,008,880
Management fee waiver (See note 6)	-	(41,126)	(1,068,688)
Total expenses net of management fee waiver	42,592,568	20,974,364	4,940,192
Net investment income before excise taxes	46,398,566	23,545,928	9,628,662
Excise tax expense	-	(35,501)	-
NET INVESTMENT INCOME	46,398,566	23,510,427	9,628,662

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	260,822	(44,727)	55,000
Net unrealized appreciation/(depreciation) on investments	(7,241,632)	(1,061,758)	(149,528)
Net gain/(loss) on investments	(6,980,810)	(1,106,485)	(94,528)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$39,417,756	$22,403,942	$9,534,134

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$1.30	$1.25	$0.55
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$1.53	$1.31	$0.56
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	30,246,247	17,919,310	17,258,215

DIVIDENDS DECLARED PER COMMON SHARE	$1.45	$1.20	$0.37

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the years ended September 30
	2013	2012	2011

INCREASE FROM OPERATIONS:
Net investment income	$46,398,566	$23,510,427	$9,628,662
Net realized gain/(loss) from investments	260,822	(44,727)	55,000
Net unrealized appreciation/(depreciation) on investments	(7,241,632)	(1,061,758)	(149,528)
Net increase/(decrease) in net assets from operations	39,417,756	22,403,942	9,534,134
SHAREHOLDER DISTRIBUTIONS:
Distributions declared from net investment income	(42,882,132)	(22,799,562)	(6,408,573)
Distributions declared from realized gains	-	(55,000)	-
Net decrease in net assets from shareholder distributions	(42,882,132)	(22,854,562)	(6,408,573)
CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net of underwriting costs (16,887,534, 5,750,000 and 11,111,112 shares, respectively)	224,602,791	72,376,239	216,051,889
Offering costs	(643,191)	(239,084)	(1,432,704)
Net increase in net assets from common share transactions	223,959,600	72,137,155	214,619,185
Total increase/(decrease) in net assets	220,495,224	71,686,535	217,744,746
Net assets at beginning of year	289,339,231	217,652,696	(92,050)
Net assets at end of period including accumulated undistributed net investment income of $12,184,623, $5,559,635 and $3,220,089, respectively	$509,834,455	$289,339,231	$217,652,696

Net asset value per common share	$12.70	$12.52	$12.57
Common shares outstanding at end of year	40,152,904	23,110,242	17,320,468

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the years ended September 30
	2013	2012	2011

Cash flows from operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$39,417,756	$22,403,942	$9,534,134
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Investment increases due to paid-in-kind interest	(9,964,734)	(3,810,495)	(1,727,763)
Net amortization of premium/(discount) on investments	(689,892)	(118,114)	121,115
Amortization of deferred financing costs	1,477,860	658,029	66,405
Net realized (gain)/loss from investments	(260,822)	44,727	(55,000)
Net unrealized (appreciation)/depreciation on investments	7,241,632	1,061,758	149,528
Proceeds from sale and redemption of investments	192,942,793	83,557,875	2,055,000
Purchase of investments	(536,556,240)	(283,478,567)	(114,798,931)
(Increase)/decrease in operating assets:
Interest receivable	(5,667,391)	(2,260,410)	(1,679,738)
Other assets	(16,892)	549,510	(782,006)
Increase/(decrease) in operating liabilities:
Payable for investments purchased	(10,158,287)	10,212,300	-
Accounts payable and accrued expenses	381,209	297,891	626,261
Management and incentive fees payable, net	3,384,881	2,031,021	1,483,751
Administrator expenses payable	235,796	119,119	346,293
Interest and fees payable	107,319	1,046,538	1,667
Deferred revenue	82,295	154,979	18,648
Due to affiliate	68,837	13,246	-
Accrued organizational costs	-	-	(92,000)
NET CASH USED BY OPERATING ACTIVITIES	(317,973,880)	(167,516,651)	(104,732,636)

Cash flows from financing activities
Proceeds/(repayment) of contributed loan	-	-	(50,000)
Proceeds from issuance of common stock, net of underwriting costs	224,602,791	72,376,239	131,101,393
Offering cost paid	(733,069)	(262,683)	(1,397,944)
Borrowings on debt	343,700,000	229,400,000	-
Paydowns on debt	(197,700,000)	(119,400,000)	-
Financing cost paid	(5,349,427)	(4,050,370)	(1,325,787)
Payments of cash dividends	(42,882,132)	(22,854,562)	(6,408,573)
NET CASH PROVIDED BY FINANCING ACTIVITIES	321,638,163	155,208,624	121,919,089

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	3,664,283	(12,308,027)	17,186,453
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,893,616	17,201,643	15,190
CASH AND CASH EQUIVALENTS, END OF YEAR	$8,557,899	$4,893,616	$17,201,643

Supplemental Information:
Interest paid during the year	$12,571,820	$3,292,585	$95,000
Excise tax paid during the year	$-	$35,501	$-
Supplemental non-cash information
Paid-in-kind interest income	$9,125,274	$3,810,495	$1,727,763
Net amortization of premium/(discount) on investments	$689,892	$118,114	$(121,115)
Amortization of deferred financing costs	$(1,477,860)	$(658,029)	$(66,405)
Issuance of 5,759,356 shares of common stock in connection with the formation transaction (See Note 1)	$-	$-	$84,950,496
Issuance of common stock in connection with dividend reinvestment plan	$2,109,891	$519,926	$-

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2013

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)

Non-Controlled/ Non-Affiliated Investments:

Accupac, Inc.	Containers, Packaging and Glass	Senior Secured Second Lien Term Loan (12.29%)	11/10/2018	12,000,000	12,000,000	12,000,000	2.4%
				12,000,000	12,000,000	12,000,000

Aderant North America, Inc.	Electronics	Senior Secured Second Lien Term Loan (LIBOR + 8.75% , 1.25% LIBOR Floor)	6/20/2019	4,550,000	4,550,000	4,550,000	0.9%
				4,550,000	4,550,000	4,550,000

Alora Pharmaceuticals LLC(13)	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	9/13/2018	14,000,000	14,000,000	14,000,000	2.7%
				14,000,000	14,000,000	14,000,000

American Apparel, Inc.(8)	Retail Stores	Senior Secured Note (13.00%)	4/15/2020	13,000,000	12,626,748	13,259,927	2.6%
				13,000,000	12,626,748	13,259,927

American Gaming Systems LLC(13)	Hotels, Motels, Inns and Gaming	Senior Secured First Lien Term Loan (LIBOR + 10.00% , 1.50% LIBOR Floor)	8/15/2016	10,750,000	10,750,000	10,848,660	2.1%
				10,750,000	10,750,000	10,848,660

Amerit Fleet Services, Inc. (12)	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK)	12/21/2016	8,906,159	8,906,159	8,870,534	1.7%
				8,906,159	8,906,159	8,870,534

ARBOC Specialty Vehicles LLC	Automobile	Senior Secured First Lien Term Loan (LIBOR + 12.50% Cash, 1.00% LIBOR Floor)	3/21/2018	24,687,500	24,687,500	24,647,996	4.8%
				24,687,500	24,687,500	24,647,996

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2014	15,807,836	15,807,836	15,863,600	3.1%
				15,807,836	15,807,836	15,863,600

BayDelta Maritime LLC	Cargo Transport	Senior Secured First Lien Term Loan (11.25% Cash, 2.50% Deferred)	6/30/2016	6,669,292	6,573,846	6,680,885	1.3%
		Fee Note (14.88%)(6)	6/30/2016	250,000	170,717	170,717	0.0%
		Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	594,346	0.1%
				6,919,292	6,769,563	7,445,948

Brantley Transportation LLC(13)	Oil and Gas	Senior Secured First Lien Term Loan (12.00%)	8/2/2017	10,162,500	10,346,975	10,162,500	2.0%
				10,162,500	10,346,975	10,162,500

Calloway Laboratories, Inc.	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (12.00% PIK)	9/30/2014	24,869,263	24,388,179	19,666,360	3.9%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2014	-	68,433	-	0.0%
				24,869,263	24,456,612	19,666,360

Caregiver Services, Inc.	Healthcare, Education and Childcare	Senior Secured Second Lien Term Loan (12.45% Cash, 2.00% PIK)	12/29/2017	15,361,486	15,361,486	15,361,486	3.0%
				15,361,486	15,361,486	15,361,486

Cenegenics LLC(13)	Personal, Food and Miscellaneous Services	Senior Secured First Lien Term Loan (10.00% Cash, 2.25% PIK)	12/20/2017	19,414,099	19,414,099	19,899,452	3.9%
				19,414,099	19,414,099	19,899,452

Dispensing Dynamics International(8)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Note (12.50%)	1/1/2018	4,800,000	4,714,770	4,825,840	0.9%
				4,800,000	4,714,770	4,825,840

DLR Restaurants LLC (10) (13)	Restaurant & Franchise	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	9,683,644	9,683,644	9,683,644	1.9%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	254,645	254,645	254,645	0.0%
				9,938,289	9,938,289	9,938,289

DreamFinders Homes LLC (10)	Buildings and Real Estate	Senior Secured First Lien Term Loan A (LIBOR + 10.00% Cash)	4/30/2014	10,000,000	10,000,000	10,000,000	2.0%
		Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	9/13/2018	7,277,199	7,098,472	7,098,472	1.4%
		Warrants to purchase 5% of outstanding equity	9/13/2018	-	180,000	180,000	0.0%
				17,277,199	17,278,472	17,278,472

Exide Technologies (9)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured Note (8.63%)	2/1/2018	11,000,000	9,006,908	8,002,435	1.6%
				11,000,000	9,006,908	8,002,435

FC Operating LLC	Retail Stores	Senior Secured First Lien Term Loan (LIBOR + 10.75% Cash, 1.25% LIBOR Floor)	11/14/2017	10,925,000	10,925,000	10,860,657	2.1%
				10,925,000	10,925,000	10,860,657

Geneva Wood Fuels LLC (4) (11)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (4.50% Cash, 10.50% PIK)	12/31/2014	8,199,184	8,143,385	4,090,000	0.8%
				8,199,184	8,143,385	4,090,000

Harrison Gypsum LLC(13)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)	12/21/2017	23,885,299	23,885,299	23,885,299	4.7%
				23,885,299	23,885,299	23,885,299

HD Vest, Inc.	Finance	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.25% LIBOR Floor)	6/18/2019	8,750,000	8,750,000	8,750,000	1.7%
				8,750,000	8,750,000	8,750,000

Help/Systems LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)	6/28/2020	15,000,000	15,000,000	15,000,000	3.0%
				15,000,000	15,000,000	15,000,000

HGDS Acquisition LLC	Business Services	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.50% PIK)	3/28/2018	13,066,264	13,066,264	13,000,932	2.6%
				13,066,264	13,066,264	13,000,932

Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.50% LIBOR Floor)	1/3/2019	6,000,000	6,000,000	5,951,856	1.2%
		Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.25% LIBOR Floor)	1/3/2019	2,000,000	1,983,005	1,926,637	0.4%
				8,000,000	7,983,005	7,878,493

Ingenio Acquisition LLC	Personal, Food and Miscellaneous Services	Senior Secured First Lien Term Loan (12.75%)	5/9/2018	25,000,000	25,000,000	25,000,000	4.9%
				25,000,000	25,000,000	25,000,000

Insight Pharmaceuticals LLC	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (LIBOR + 11.75%, 1.50% LIBOR Floor)	8/25/2017	7,724,138	7,724,138	7,748,867	1.5%
				7,724,138	7,724,138	7,748,867

Integra Telecom	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor)	2/22/2020	12,132,000	12,158,115	12,329,145	2.4%
				12,132,000	12,158,115	12,329,145

Interface Security Systems (8)	Electronics	Senior Secured Note (9.25%)	1/15/2018	3,333,000	3,333,000	3,427,030	0.7%
				3,333,000	3,333,000	3,427,030

JD Norman Industries, Inc.	Diversified/Conglomerate Manufacturing	Senior Secured Second Lien Term Loan (13.50%)	1/28/2019	12,500,000	12,500,000	12,500,000	2.5%
				12,500,000	12,500,000	12,500,000

Lexmark Carpet Mills, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor, 2.50% LIBOR Cap)	9/30/2018	31,000,000	31,000,000	31,000,000	6.1%
				31,000,000	31,000,000	31,000,000

Linc Energy Finance (USA), Inc.(8)	Oil and Gas	Senior Secured Note (12.50%)	10/31/2017	3,500,000	3,392,153	3,823,750	0.7%
				3,500,000	3,392,153	3,823,750

Lydell Jewelry Design Studio LLC (10)(13)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 10.50%, 1.50% LIBOR Floor)	9/13/2018	13,072,000	13,072,000	13,072,000	2.6%
		Revolver (LIBOR + 10.50%, 1.50% LIBOR Floor)	9/13/2018	2,250,000	2,250,000	2,250,000	0.4%
		Warrants to purchase 17.5% of the outstanding memebership units	9/13/2018	-	-	-	0.0%
				15,322,000	15,322,000	15,322,000

Meridian Behavioral Health LLC	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan A (14.00% )	11/14/2016	10,289,141	9,902,304	10,289,141	2.0%
		Senior Secured First Lien Term Loan B (14.00%)	11/14/2016	3,750,000	3,750,000	3,750,000	0.7%
		Warrants to purchase 8% of the outstanding equity	11/14/2016	-	536,296	1,071,347	0.2%
				14,039,141	14,188,600	15,110,488

Modern VideoFilm, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 3.00% PIK, 1.50% LIBOR Floor)	9/25/2017	11,868,109	11,583,071	9,791,187	1.9%
		Warrants to purchase 4.5% of the outstanding equity	9/25/2017	-	339,573	-	0.0%
				11,868,109	11,922,644	9,791,187

NCM Demolition and Remediation LP	Buildings and Real Estate	Senior Secured First Lien Term Loan (LIBOR + 11.50%, 1.00% LIBOR Floor)	8/29/2018	19,291,000	19,291,000	19,291,000	3.8%
				19,291,000	19,291,000	19,291,000

Physicians Care Alliance LLC (10) (13)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (10.00% Cash, 1.00% PIK)	12/28/2017	15,854,027	15,854,027	15,900,559	3.1%
		Revolving Credit Facility (10.50%)(7)	12/28/2017	-	-	-	0.0%
				15,854,027	15,854,027	15,900,559

Prestige Industries LLC	Business Services	Senior Secured Second Lien Term Loan (10.00% Cash, 3.00% PIK)	1/31/2017	6,029,795	5,914,778	5,506,459	1.1%
		Warrants to purchase 0.63% of the outstanding common units	1/31/2017	-	151,855	-	0.0%
				6,029,795	6,066,633	5,506,459

Prince Mineral Holdings Corp.(8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (11.50%)	12/15/2019	6,800,000	6,726,424	7,242,000	1.4%
				6,800,000	6,726,424	7,242,000

RCS Management Corporation & Specialized Medical Services, Inc.	Diversified/Conglomerate Service	Senior Secured Second Lien Term Loan ( LIBOR + 11.00% Cash, 0.50% PIK, 1.50% LIBOR Floor)	9/23/2015	25,474,725	25,474,725	25,336,272	5.0%
				25,474,725	25,474,725	25,336,272

Red Skye Wireless LLC (10)	Retail Stores	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 2.00% PIK, 1.00% LIBOR Floor)	6/27/2017	15,080,145	15,080,145	15,075,802	3.0%
				15,080,145	15,080,145	15,075,802

Reddy Ice Corporation	Beverage, Food and Tobacco	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)	10/1/2019	17,000,000	17,000,000	16,863,027	3.3%
				17,000,000	17,000,000	16,863,027

Revstone Aero LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.00% PIK)	11/1/2013	13,203,903	13,051,823	13,203,780	2.6%
		Fee Note	11/1/2013	500,000	274,147	500,000	0.1%
				13,703,903	13,325,970	13,703,780

SESAC HOLDCO II	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.75%, 1.25% LIBOR Floor)	7/12/2019	3,500,000	3,494,828	3,561,527	0.7%
				3,500,000	3,494,828	3,561,527

Sizzling Platter LLC(8)	Restaurant & Franchise	Senior Secured Note (12.25% )	4/15/2016	10,867,000	11,066,638	11,500,444	2.3%
				10,867,000	11,066,638	11,500,444

Taylored Freight Services LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)	11/1/2017	14,239,039	14,239,039	13,992,136	2.8%
				14,239,039	14,239,039	13,992,136

Tempel Steel Company(8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (12.00%)	8/15/2016	12,000,000	11,828,051	11,616,000	2.3%
				12,000,000	11,828,051	11,616,000

Tenere Acquisition Corp.(10)	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	10,909,333	10,909,333	11,107,612	2.2%
				10,909,333	10,909,333	11,107,612

The Great Atlantic & Pacific Tea Company, Inc.	Grocery	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 2.00% LIBOR Floor)	3/13/2017	7,874,921	7,874,921	7,968,817	1.6%
				7,874,921	7,874,921	7,968,817

Travelclick, Inc.	Hotels, Motels, Inns and Gaming	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor)	3/26/2018	15,000,000	15,000,000	15,169,312	3.0%
				15,000,000	15,000,000	15,169,312

U.S. Well Services LLC (9)	Oil and Gas	Senior Secured Note (14.50%)	2/15/2017	21,558,808	21,430,696	21,564,270	4.2%
		Warrants to purchase 3.48% of the outstanding common membership interests	2/15/2017	-	11,370	436,137	0.1%
				21,558,808	21,442,066	22,000,407

United Restaurant Group L.P.	Restaurant & Franchise	Senior Secured Second Lien Term Loan (LIBOR + 11.50% Cash, 3.50% PIK)	12/31/2016	10,832,789	10,832,789	10,809,818	2.1%
				10,832,789	10,832,789	10,809,818

United Road Towing Inc. (13)	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (10.00% Cash, 5.00% PIK)	6/30/2014	21,016,117	20,653,191	19,937,991	3.9%
				21,016,117	20,653,191	19,937,991

Velum Global Credit Management LLC	Finance	Senior Secured First Lien Term Loan (15.00%)	3/31/2014	8,300,000	8,331,636	8,290,332	1.6%
				8,300,000	8,331,636	8,290,332

Water Capital USA, Inc.	Finance	Senior Secured First Lien Term Loan (7.00% Cash, 7.00% PIK)	1/3/2015	25,141,230	25,141,230	25,141,230	4.9%
				25,141,230	25,141,230	25,141,230

Westport Axle Corp.(13)	Automobile	Senior Secured First Lien Term Loan (11.50% Cash, 1.50% PIK)	11/17/2018	19,084,847	19,084,847	19,084,847	3.7%
				19,084,847	19,084,847	19,084,847

YRCW Receivables LLC	Cargo Transport	Senior Secured Second Lien Term Loan (LIBOR + 9.75% Cash, 1.50% LIBOR Floor)	9/30/2014	4,848,049	4,779,391	4,858,530	1.0%
				4,848,049	4,779,391	4,858,530

Subtotal Non-Controlled / Non-Affiliated Investments				$752,093,486	$748,405,904	$740,097,249

Affiliated Investments:
Cymax Stores, Inc.(9)	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (10.00% Cash, 5.00% PIK)	8/1/2015	9,006,620	8,605,486	8,466,223	1.7%
		190 Class B Common Units (5)		-	678,154	673,154	0.1%

Subtotal Affiliated Investments				$9,006,620	$9,283,640	$9,139,377

Total Investments, September 30, 2013				$761,100,106	$757,689,544	$749,236,626	147.0%

(1)	All of our investments are domiciled in the United States except for Cymax Stores, Inc. which is domiciled in Canada and denominated in USD.
(2)	Par amount includes accumulated PIK interest and is net of repayments.
(3)	Percentage is based on net assets of $509,834,455 as of September 30, 2013.
(4)	Investment is held via participation agreements with affiliated entities (See note 7).
(5)	190 Class B Common Units represent 19% ownership of Cymax Stores, Inc.
(6)	Fee note is a zero coupon note, due at the earlier of prepayment or maturity and stated interest rate represents an effective interest rate.
(7)	The entire commitment was unfunded at September 30, 2013. As such, no interest is being earned on this investment.
(8)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent $55.7 million and 10.9% of net assets as of September 30, 2013 and are considered restricted.
(9)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(10)	The investment has an unfunded commitment as of September 30, 2013 (See note 8).
(11)	The investment was on PIK non-accrual status as of September 30, 2013.
(12)	Investment changed its name from Kelley Amerit Holdings, Inc. during FY 2013.
(13)	A portion of this investment was sold via a participation agreement (See note 3).

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2012(10)

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)

Non-Controlled/ Non-Affiliated Investments:

American Gaming Systems LLC (8)(9)	Hotels, Motels, Inns and Gaming	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.50% LIBOR Floor)	8/15/2016	$9,509,615	$9,509,615	$9,509,615	3.3%
				9,509,615	9,509,615	9,509,615

Atkore International, Inc. (7)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (9.88%)	1/1/2018	5,000,000	4,825,086	4,875,000	1.7%
				5,000,000	4,825,086	4,875,000

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2014	15,490,782	15,490,782	15,490,782	5.3%
				15,490,782	15,490,782	15,490,782

BayDelta Maritime LLC	Cargo Transport	Senior Secured First Lien Term Loan (11.25% Cash, 2.50% Deferred)	6/30/2016	6,669,293	6,547,553	6,669,293	2.3%
		Fee Note (14.88%)(6)	6/30/2016	250,000	148,611	148,611	0.1%
		Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	216,387	0.1%
				6,919,293	6,721,164	7,034,291

Bennu Glass, Inc.	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (15.00%)	4/30/2013	10,000,000	10,062,296	10,000,000	3.4%
				10,000,000	10,062,296	10,000,000

Brantley Transportation LLC(9)	Oil and Gas	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 2.50% PIK, 1.50% LIBOR Floor)	8/2/2017	10,920,360	10,920,360	10,920,360	3.8%
				10,920,360	10,920,360	10,920,360

Calloway Laboratories, Inc. (8)	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (10.00% Cash , 2.00% PIK)	9/30/2014	20,041,029	19,973,752	19,743,006	6.8%
		Warrants to purchase 2.4% of the outstanding equity	9/30/2014	-	68,433	68,433	0.0%
				20,041,029	20,042,185	19,811,439

Caregiver Services, Inc.	Healthcare, Education and Childcare	Senior Secured Second Lien Term Loan (12.45% Cash, 2.00% PIK)	12/29/2017	15,053,384	15,053,384	15,053,384	5.2%
				15,053,384	15,053,384	15,053,384

Exide Technologies (7)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured Note (8.63%)	2/1/2018	10,000,000	8,669,210	8,662,500	3.0%
				10,000,000	8,669,210	8,662,500

Flexera Software LLC	Electronics	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.25% LIBOR Floor)	9/30/2017	3,920,000	3,920,000	3,920,000	1.3%
		Senior Secured Second Lien Term Loan (LIBOR + 9.75%, 1.25% LIBOR Floor)	9/30/2018	6,000,000	6,000,000	5,819,983	2.0%
				9,920,000	9,920,000	9,739,983

Geneva Wood Fuels LLC (4)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 13.00%, 2.50% LIBOR Floor)	12/31/2012	7,500,000	7,500,000	6,937,502	2.4%
				7,500,000	7,500,000	6,937,502

Gulf Coast Asphalt Company, Inc. (7) (8)	Oil and Gas	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 3.50% PIK)	6/14/2017	11,180,191	11,180,191	11,180,191	3.9%
				11,180,191	11,180,191	11,180,191

Hilex Poly Co.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 9.25%, 2.00% LIBOR Floor)	11/19/2015	1,533,848	1,533,848	1,533,848	0.5%
				1,533,848	1,533,848	1,533,848

Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.50% LIBOR Floor)	1/3/2019	6,000,000	6,000,000	5,935,052	2.0%
		Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.25% LIBOR Floor)	1/3/2019	2,000,000	1,980,714	1,913,402	0.7%
				8,000,000	7,980,714	7,848,454

Insight Pharmaceuticals LLC	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (LIBOR + 11.75%, 1.50% LIBOR Floor)	8/25/2017	10,000,000	10,000,000	10,000,000	3.4%
				10,000,000	10,000,000	10,000,000

Integra Telecom, Inc. (7)	Telecommunications	Senior Secured Note (10.75%)	4/15/2016	7,250,000	7,113,784	7,113,784	2.5%
				7,250,000	7,113,784	7,113,784

Kelley Amerit Holdings, Inc.	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK)	12/22/2016	9,242,940	9,242,940	9,242,940	3.2%
				9,242,940	9,242,940	9,242,940

Meridian Behavioral Health LLC (8)	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan A (12.00% Cash, 2.00% PIK)	11/14/2016	6,107,870	5,635,807	6,199,931	2.1%
		Senior Secured First Lien Term Loan B (12.00%)	11/14/2016	3,000,000	3,000,000	2,830,434	1.0%
		Warrants to purchase 8% of the outstanding membership units	11/14/2016	-	536,296	786,118	0.3%
				9,107,870	9,172,103	9,816,483

Modern VideoFilm, Inc. (7)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 3.00% PIK, 1.50% LIBOR Floor)	9/25/2017	16,000,000	15,522,547	15,522,547	5.4%
		Warrants to purchase 5% of the outstanding equity	9/25/2017	-	480,000	480,000	0.2%
				16,000,000	16,002,547	16,002,547

Prestige Industries LLC (8)	Business Services	Senior Secured Second Lien Term Loan (10.00% Cash, 3.00% PIK)	1/31/2017	5,849,374	5,709,063	5,537,365	1.9%
		Warrants to purchase 3.04% of the outstanding common units	1/31/2017	-	151,855	119,406	0.0%
				5,849,374	5,860,918	5,656,771

RCS Management Corporation & Specialized Medical Services, Inc.	Diversified/Conglomerate Service	Senior Secured Second Lien Term Loan ( LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)	9/23/2015	19,346,687	19,346,687	19,346,687	6.7%
				19,346,687	19,346,687	19,346,687

Renaissance Learning LLC	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.50% LIBOR Floor)	10/19/2017	2,970,000	2,865,919	2,865,919	1.0%
		Senior Secured Second Lien Term Loan (LIBOR + 10.50%, 1.50% LIBOR Floor)	10/19/2018	2,000,000	1,927,002	1,927,002	0.7%
				4,970,000	4,792,921	4,792,921

Revstone Aero LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.00% PIK)	6/30/2017	15,117,806	14,901,459	14,901,459	5.2%
		Fee Note (17.38%) (6)	6/30/2017	500,000	233,561	233,561	0.1%
				15,617,806	15,135,020	15,135,020

Santa Cruz Nutritional (7)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loan (14.50%)	5/25/2015	15,000,000	15,000,000	15,000,000	5.2%
				15,000,000	15,000,000	15,000,000

Sequel Youth and Family Services LLC	Healthcare, Education and Childcare	Senior Secured Second Lien Term Loan (14.00%)	12/23/2014	10,500,000	10,500,000	10,500,000	3.6%
				10,500,000	10,500,000	10,500,000

Sizzling Platter LLC (7)	Restaurant & Franchise	Senior Secured Note (12.25% )	4/15/2016	3,630,000	3,529,636	3,757,050	1.3%
				3,630,000	3,529,636	3,757,050

Strike Holdings LLC(9)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 2.00% PIK, 1.00% LIBOR Floor)	8/31/2017	15,777,126	15,777,126	15,777,126	5.4%
				15,777,126	15,777,126	15,777,126

Tempel Steel Company (7)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (12.00%)	8/15/2016	12,000,000	11,781,691	11,879,995	4.1%
				12,000,000	11,781,691	11,879,995

The Great Atlantic & Pacific Tea Company, Inc. (7)	Grocery	Senior Secured First Lien Term Loan (LIBOR + 9.00%, 2.00% LIBOR Floor)	3/13/2017	7,960,000	7,960,000	7,960,000	2.8%
				7,960,000	7,960,000	7,960,000

Tower International, Inc. (7)	Automobile	Senior Secured Note (10.63%)	9/1/2017	6,101,000	6,216,917	6,216,916	2.1%
				6,101,000	6,216,917	6,216,916

U.S. Well Services LLC (7)	Oil and Gas	Senior Secured Note (14.50% PIK until 8/15/12, 14.50% cash therafter)	2/15/2017	13,393,941	13,244,727	13,244,727	4.6%
		Warrants to purchase 2.29% of the outstanding common membership interests	2/15/2017	-	10,697	-	0.0%
				13,393,941	13,255,424	13,244,727

United Restaurant Group L.P.	Restaurant & Franchise	Senior Secured Second Lien Term Loan (LIBOR + 11.50% Cash, 3.50% PIK)	12/31/2016	10,455,664	10,455,664	10,246,510	3.5%
				10,455,664	10,455,664	10,246,510

United Road Towing Inc.	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (11.50% Cash, 3.50% PIK)	10/21/2016	15,421,293	15,421,293	14,997,196	5.2%
				15,421,293	15,421,293	14,997,196

Velum Global Credit Management LLC	Finance	Senior Secured First Lien Term Loan (15.00%)	3/31/2014	10,000,000	10,106,822	10,000,000	3.5%
				10,000,000	10,106,822	10,000,000

Water Capital USA, Inc. (7)	Finance	Senior Secured First Lien Term Loan (7.00% Cash, 7.00% PIK)	1/3/2013	23,437,803	23,437,803	23,437,803	8.1%
				23,437,803	23,437,803	23,437,803

Welocalize, Inc. (7) (8)	Business Services	Senior Secured First Lien Term Loan A (LIBOR + 8.00%, 2.00% LIBOR Floor)	11/19/2015	4,716,740	4,716,740	4,716,740	1.6%
		Senior Secured First Lien Term Loan B (LIBOR + 9.00%, 2.00% LIBOR Floor, 1.25% PIK)	11/19/2015	5,478,728	5,478,728	5,478,728	1.9%
				10,195,468	10,195,468	10,195,468

YRCW Receivables LLC	Cargo Transport	Senior Secured Second Lien Term Loan (LIBOR + 9.75%, 1.50% LIBOR Floor)	9/30/2014	4,897,519	4,768,454	4,824,064	1.7%
				4,897,519	4,768,454	4,824,064

Subtotal Non-Controlled / Non-Affiliated Investments				$397,222,993	$394,482,053	$393,741,357

Affiliated Investments:

Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (10.00% Cash, 5.00% PIK)	8/1/2015	8,562,329	8,000,442	7,534,852	2.6%
		190 Class B Common Units (5)		-	678,154	673,154	0.2%

Subtotal Affiliated Investments				$8,562,329	$8,678,596	$8,208,006

Total Investments, September 30, 2012				$405,785,322	$403,160,649	$401,949,363	138.9%

(1) All of our investments are domiciled in the United States except for Cymax Stores, Inc. which is domiciled in Canada and denominated in USD.

(2) Par amount includes accumulated PIK interest and is net of repayments.

(3) Percentage is based on net assets of $289,339,231 as of September 30, 2012.

(4) Investment is held via participation agreements with affiliated entities (See note 7).

(5) 190 Class B Common Units represent 19% ownership of Cymax Stores, Inc.

(6) Fee note is a zero coupon note, due at the earlier of prepayment or maturity and stated interest rate represents an effective interest rate.

(7) An affiliated fund that is managed by an affiliate of MCC Advisors LLC also holds an investment in this security.

(8) The investment has an unfunded commitment as of September 30, 2012 (See note 8).

(9) A portion of this investment was sold via a participation agreement (See note 3).

(10) The September 30, 2012 presentation has been revised to conform to the current period presentation.

See accompanying notes to consolidated financial statements.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2013

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

On March 26, 2013, our wholly-owned subsidiary, Medley SBIC LP (“SBIC LP”), a Delaware limited partnership, received a license from Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958.

On August 27, 2013 we formed a wholly-owned subsidiary, MCC Investment Holdings LLC, a Delaware limited liability company, which holds certain of our portfolio equity investments.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, MOF I BDC, SBIC LP and MCC Investment Holdings LLC. All references made to the “Company,” “we,” and “us” herein include Medley Capital Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated.

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

Organizational Expenses

Organizational expenses consist principally of legal and accounting fees incurred in connection with the organization of the Company and have been expensed as incurred. For the year ended September 30, 2013, organizational expenses incurred related to the launch of SBIC, LP.

Offerings

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

On September 9, 2013, we completed a public offering of 6,000,000 shares of our common stock and an additional 900,000 shares of our common stock pursuant to the underwriters’ partial exercise of the over-allotment option at a public offering price of $13.00 per share, raising approximately $86.6 million in net proceeds.

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

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Other fees are capitalized as deferred revenue and recorded into income over the respective period. Other fee income for the years ended September 30, 2013, 2012 and 2011 was approximately $15.8 million, $6.2 million, and $1.8 million, respectively.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

Administrative agent fees received by the Company are recorded as income when the services are rendered.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the years ended September 30, 2013, 2012 and 2011, the Company earned approximately $9.1 million, $3.8 million and $1.7 million in PIK interest, respectively.

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

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At September 30, 2013, one portfolio company was on PIK non-accrual status with a fair value of approximately $4.1 million, or 0.6% of the fair value of our portfolio. At September 30, 2012, we had no portfolio company on non-accrual status. At September 30, 2011, we had no portfolio company on non-accrual status.

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

The Company uses third-party valuation firms to assist the board of directors in the valuation of its portfolio investments. The valuation reports generated by the third-party valuation firms consider the evaluation of financing and sale transactions with third parties, expected cash flows and market based information, including comparable transactions, performance multiples, and movement in yields of debt instruments, among other factors. Based on market data obtained from the third-party valuation firms, the Company uses a combined market yield analysis and an enterprise model of valuation. In applying the market yield analysis, the value of the Company’s loans is determined based upon inputs such as the coupon rate, current market yield, interest rate spreads of similar securities, the stated value of the loan, and the length to maturity. In applying the enterprise model, the Company uses a waterfall analysis which takes into account the specific capital structure of the borrower and the related seniority of the instruments within the borrower’s capital structure into consideration. To estimate the enterprise value of the portfolio company, we weigh some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The methodologies for performing investments may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. For non-performing investments, we may estimate the liquidation or collateral value of the portfolio company's assets and liabilities using an expected recovery model. We may estimate the fair value of warrants based on a model such as the Black-Scholes model or simulation models or a combination thereof.

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	Our quarterly valuation process begins with each portfolio investment being initially valued by the investment professionals responsible for monitoring the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with senior management; and

•	An independent valuation firm engaged by our board of directors prepares an independent valuation report for approximately one third of the portfolio investments each quarter on a rotating quarterly basis on non-fiscal year-end quarters, such that each of these investments will be valued by independent valuation firms at least twice per annum when combined with the fiscal year-end review of all the investments by independent valuation firms.

In addition, all of our investments are subject to the following valuation process:

•	Management reviews preliminary valuations and their own independent assessment;

•	The audit committee of our board of directors reviews the preliminary valuations of senior management and independent valuation firms; and

•	Our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of MCC Advisors, the respective independent valuation firms and the audit committee.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the calendar year ended December 31, 2011, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains and subsequently paid $35,501 in federal excise taxes. There is no provision for federal excise tax for 2013 accrued at September 30, 2013.

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

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended September 30, 2013, 2012 and 2011, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of the loss carried over from the LLC as follows:

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011
Capital in excess of par value	$(2,892,459)	$(1,628,680)	$(92,050)
Accumulated undistributed net investment income (loss)	3,108,554	1,683,680	92,050
Accumulated net realized gain (loss) from investments	$(216,095)	$(55,000)	$—

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended September 30, 2013, 2012 and 2011 were as follows:

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011
Ordinary income	$39,357,552	$21,015,643	6,408,573
Distributions of long-term capital gains	632,121	245,740	—
Return of capital	2,892,459	1,593,179	—
Distributions on a tax basis	$42,882,132	$22,854,562	6,408,573

For federal income tax purposes, the cost of investments owned at September 30, 2013, 2012 and 2011 were approximately $745.3 million, $397.5 million and $197.7 million, respectively.

At September 30, 2013, 2012 and 2011, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain fee income and organizational expenses, as follows:

	As of September 30, 2013	As of September 30, 2012	As of September 30, 2011
Undistributed net investment income	$—	$—	1,690,954
Accumulated capital gains (losses)	—	(44,727)	—
Other temporary differences	(219,528)	(81,466)	(87,615)
Unrealized appreciation (depreciation)	3,951,233	4,429,816	1,522,222
Components of distributable earnings at year end	$3,731,705	$4,303,623	3,125,561

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

Pursuant to Federal income tax regulations applicable to investment companies, the Company has elected to treat net capital losses realized between November 1 and September 30 of each year as occurring on the first day of the following tax year.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at September 30, 2013, and 2012. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of September 30, 2013 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$418,109	55.2	408,802	54.5
Senior Secured Second Lien Term Loans	253,210	33.4	251,963	33.6
Senior Secured Notes	84,125	11.1	85,262	11.4
Unsecured Debt	255	0.1	255	0.1
Equity/Warrants	1,991	0.2	2,955	0.4
Total	$757,690	100.0%	$749,237	100.0%

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

The composition of our investments as of September 30, 2012 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$187,753	46.6%	$186,841	46.5%
Senior Secured Second Lien Term Loans	158,076	39.2	157,015	39.0
Senior Secured Notes	55,381	13.7	55,750	13.9
Equity/Warrants	1,951	0.5	2,343	0.6
Total	$403,161	100.0%	$401,949	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2013 (dollars in thousands):

	Investments at
	Fair Value	Percentage
Personal, Food and Miscellaneous Services	$72,586	$9.7%
Healthcare, Education and Childcare	64,138	8.6
Business Services	59,932	8.0
Personal and Nondurable Consumer Products (Manufacturing Only)	48,017	6.4
Automobile	43,733	5.8
Mining, Steel, Iron and Nonprecious Metals	42,743	5.7
Finance	42,182	5.6
Home and Office Furnishings, Housewares, and Durable Consumer Products	40,139	5.4
Retail Stores	39,196	5.2
Buildings and Real Estate	36,570	4.9
Oil and Gas	35,987	4.8
Restaurant & Franchise	32,249	4.3
Aerospace & Defense	29,567	3.9
Hotels, Motels, Inns and Gaming	26,018	3.5
Diversified/Conglomerate Service	25,336	3.4
Diversified/Conglomerate Manufacturing	23,608	3.2
Beverage, Food and Tobacco	16,863	2.2
Telecommunications	12,329	1.6
Cargo Transport	12,305	1.6
Containers, Packaging and Glass	12,000	1.6
Leisure, Amusement, Motion Pictures, Entertainment	9,791	1.3
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8,002	1.1
Electronics	7,977	1.1
Grocery	7,969	1.1
Total	$749,237	100.0%

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2012 (dollars in thousands):

	Investments at Fair Value	Percentage
Healthcare, Education and Childcare	$59,974	14.9%
Oil and Gas	35,345	8.8
Finance	33,438	8.3
Leisure, Amusement, Motion Pictures, Entertainment	31,780	7.9
Aerospace & Defense	30,626	7.6
Personal and Nondurable Consumer Products (Manufacturing Only)	29,786	7.4
Business Services	25,095	6.2
Personal, Food and Miscellaneous Services	24,997	6.2
Diversified/Conglomerate Service	19,347	4.8
Mining, Steel, Iron and Nonprecious Metals	16,755	4.2
Restaurant & Franchise	14,003	3.5
Cargo Transport	11,858	3.0
Containers, Packaging and Glass	10,000	2.5
Electronics	9,740	2.4
Hotels, Motels, Inns and Gaming	9,510	2.4
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8,662	2.2
Home and Office Furnishings, Housewares, and Durable Consumer Products	8,208	2.0
Grocery	7,960	2.0
Telecommunications	7,114	1.8
Automobile	6,217	1.5
Chemicals, Plastics and Rubber	1,534	0.4
Total	$401,949	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic location at fair value at September 30, 2013 (dollars in thousands):

	Investments at Fair Value	Percentage
Midwest	$231,437	30.9%
West	182,195	24.3
Southeast	103,692	13.9
Southwest	101,386	13.5
Northeast	61,490	8.2
Mid-Atlantic	59,898	8.0
International	9,139	1.2
Total	$749,237	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2012 (dollars in thousands):

	Investments at Fair Value	Percentage
Midwest	$119,473	29.7%
West	101,098	25.2
Mid-Atlantic	59,549	14.8
Northeast	42,526	10.6
Southeast	35,750	8.9
Southwest	35,345	8.8
International	8,208	2.0
Total	$401,949	100.0%

Transactions With Affiliated Companies

During the years ended September 30, 2013 and 2012, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows:

Name of Investment	Fair Value at September 30, 2012	Purchases (Sales) of/Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Income Earned	Fair Value at September 30, 2013	Capital Loss
Non-Controlled Affiliates
Cymax Stores, Inc.	$8,208,006	$—	$—	$1,499,179	$9,139,377	$—
Total Non-Controlled Affiliates	$8,208,006	$—	$—	$1,499,179	$9,139,377	$—

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

Name of Investment	Fair Value at September 30, 2011	Purchase (Sales) of/Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Income Earned	Fair Value at September 30, 2012	Capital Loss
Non-Controlled Affiliates
Cymax Stores, Inc. (1)	$—	$2,419,901	$6,782,696	$735,853	$8,208,006	$—
Allied Cash Holdings LLC (2)	20,000,000	—	(20,000,000)	1,191,205	—	—
Applied Natural Gas Fuels, Inc. (2)	15,663,762	—	(15,663,762)	698,588	—	—
Bennu Glass, Inc. (2)	10,157,220	—	(10,133,291)	347,887	—	—
Total Non-Controlled Affiliates	$45,820,982	$2,419,901	$(39,014,357)	$2,973,533	$8,208,006	$—

(1)	Became a non-controlled affiliate on January 30, 2012.
(2)	Became a non-controlled/non-affiliated investment on February 23, 2012.

Purchases (sales) of/advances (distributions) to affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the years ended September 30, 2013 and 2012, respectively. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from affiliates is included in total investment income on the consolidated statements of operations for the years ended September 30, 2013 and 2012, respectively.

Loan Participation Sales

During the years ended September 30, 2013 and 2012, the Company sold portions of eleven investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company, in an aggregate amount of approximately $56.5 million. At September 30, 2013 and 2012, the aggregate fair value of the loans sold on participation was $156.5 million and $36.2 million, respectively. Such investments where the Company has retained a proportionate interest are included in the consolidated schedule of investments. All of these investments are classified within Level 3 of the fair value hierarchy, as described as follows. During the years ended September 30, 2013 and 2012, the Company made interest and (principal) payments to the sub-participant in the aggregate amount of $9.9 million and $0.1 million, respectively, with respect to these investments. Under the terms of the participation agreements, the Company will make periodic payments to the sub-participant equal to the sub-participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2013 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	—	—	408,802	408,802
Senior Secured Second Lien Term Loans	—	—	251,963	251,963
Senior Secured Notes	—	8,003	77,259	85,262
Unsecured Debt	—	—	255	255
Equity/Warrants	—	—	2,955	2,955
Total	$—	$8,003	$741,234	$749,237

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

The following table provides a reconciliation of the beginning and ending balances for investments that use level 3 inputs for the year ended September 30, 2013 (dollars in thousands):

	Senior	Senior
	Secured	Secured
	First	Second	Senior
	Lien Term	Lien Term	Secured	Unsecured	Equities/
	Loans	Loans	Notes	Debt	Warrants	Total
Balance as of September 30, 2012	186,841	157,015	42,213	-	2,343	388,412
Purchases and other adjustments to cost	60,138	80,326	49,565	5	184	190,218
Issuance	289,366	63,217	-	250	-	352,833
Sales	(51,792)	-	(3,053)	-	(144)	(54,989)
Settlements	(67,504)	(48,443)	(14,075)	-	-	(130,022)
Net realized gains (losses) from investments	147	33	794	-	-	974
Net unrealized gains (losses)	(8,394)	(185)	1,815	-	572	(6,192)
Balance as of September 30, 2013	408,802	251,963	77,259	255	2,955	741,234

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

Net change in unrealized loss related to investments still held as of September 30, 2013 and 2012, was approximately $8.9 million and $1.4 million, respectively.

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

The following table presents the quantitative information about level 3 fair value measurements of our investments, as of September 30, 2013 (dollars in thousands):

	Fair value	Valuation techniques	Unobservable input	Range (weighted average)
Senior Secured First Lien Term Loans	$404,041	Market approach	Market yield	10.0% - 50.6%
				(14.4%)

Senior Secured First Lien Term Loans	$4,090	Cost recovery	EV coverage	N/A

Senior Secured First Lien Term Loans - Fee Note	$671	Market approach	Market yield	0.0% - 14.9%
				(3.8%)

Senior Secured Second Lien Term Loans	$251,963	Market approach	Market yield	9.3% - 20.7%
				(12.6%)

Senior Secured Notes	$77,259	Market approach	Market yield	8.4% - 14.5%
				(12.2%)

Unsecured Debt	$255	Market approach	Market Yield	16.0%

Equity/Warrants	$2,955	Enterprise valuation analysis	EBITDA multiple (1)	0.2x – 6.5x (4.1x )

Total	$741,234

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

On September 25, 2013, the Company closed $15.0 million of additional commitment to the Revolving Facility resulting in total commitments to the Revolving Facility of $245.0 million and $ 5.0 million of additional commitment to the Term Facility resulting in total commitments to the Term Facility of $120.0 million.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

As of September 30, 2013, and 2012, the carrying amount of our borrowings under the Facilities approximated the fair value of our debt obligations. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2013, and 2012, the Facilities would be deemed to be level 3, as defined in Note 4.

As of September 30, 2013, $3.8 million of financing costs related to the Revolving Facility and $2.1 million of financing costs related to the Term Loan Facility have been capitalized and are being amortized over their respective terms. For the year ended September 30, 2013, we recorded $8.0 million of interest and financing expenses related to the Facilities, of which $1.0 million was attributable to interest related to the Revolving Facility, $1.8 million to commitment fees related to the Revolving Facility, $4.1 million to interest related to the Term Loan Facility and $1.1 million of amortization of deferred financing costs related to the Facilities. As of September 30, 2013, there was $2.5 million and $120.0 million outstanding under the Revolving Facility and Term Loan Facility, respectively. For the year ended September 30, 2013, our weighted average outstanding debt balance and our weighted average stated interest rate on the Facilities were $122.4 million and 4.2%, respectively. As of September 30, 2012, $2.6 million of financing costs related to the Revolving Facility and $1.3 million of financing costs related to the Term Loan Facility had been capitalized and are being amortized over their respective terms. For the year ended September 30, 2012, we recorded $3.4 million of interest and financing expenses related to the Facilities, of which, $2.1 million was attributable to interest related to the Revolving Facility, $0.5 million to commitment fees related to the Revolving Facility, $0.2 million to interest related to the Term Loan Facility and $0.6 million of amortization of deferred financing costs related to the Facilities. As of September 30, 2012, there was $15.0 million outstanding under the Revolving Facility and $55.0 million outstanding under the Term Loan Facility. For the year ended September 30, 2012, our weighted average outstanding debt balance and our weighted average stated interest rate on the Facilities were $48.2 million and 4.8%, respectively.

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

As of September 30, 2013, the carrying amount and fair value of the 2019 Notes was $40.0 million and $42.0 million, respectively. The carrying amount and fair value of the 2023 Notes was $63.5 million and $60.6 million, respectively. As of September 30, 2012, the carrying amount and fair value of the 2019 Notes was $40.0 million and $41.8 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Unsecured Notes, which are publicly traded, is based upon closing market quotes as of the measurement date . At September 30, 2013, and 2012, the Unsecured Notes would be deemed to be level 1, as defined in Note 4.

As of September 30, 2013, $1.5 million of financing costs related to the 2019 Notes and $2.1 million of financing costs related to the 2023 Notes have been deferred and are being amortized over their respective terms. For the year ended September 30, 2013, we recorded $5.2 million of interest and financing expenses related to the Unsecured Notes, of which $2.8 million to interest related to the 2019 Notes, $2.1 million to interest related to the 2023 Notes and $0.3 million of amortization of deferred financing costs related to the Unsecured Notes. As of September 30, 2013, $40.0 million and $63.5 million in aggregate principal amount of the 2019 Notes and the 2023 notes were outstanding, respectively. For the year ended September 30, 2013, our weighted average outstanding debt balance and our weighted average stated interest rate on the Unsecured Notes were $74.1 million and 6.7%, respectively. As of September 30, 2012, $1.5 million of financing costs related to the 2019 Notes had been capitalized and are being amortized over their respective terms. For year ended September 30, 2012, we recorded $1.5 million of interest expense and $0.1 million of amortization of deferred financing costs related to the Unsecured Notes. As of September 30, 2012, $40.0 million in aggregate principal amount of the 2019 Notes were outstanding. For the year ended September 30, 2012, our weighted average outstanding debt balance and our weighted average stated interest rate on the Unsecured Notes were $21.2 million and 7.1%, respectively.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

As of September 30, 2013, SBIC LP had $50.0 million in regulatory capital and had $30.0 million SBA-guaranteed debentures outstanding. The interest rate on $5.0 million of outstanding debentures is fixed at an average annualized rate of 4.4%. The annualized interim financing rate on the remaining $25.0 million of outstanding debentures was 1.5% as of September 30, 2013. The interest rate on the $25.0 million of interim outstanding debentures will be fixed at the next pooling date, which is March 26, 2014.

As of September 30, 2013, the carrying amount of the SBA-guaranteed debentures approximated the fair value of our debt obligations. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2013, the Facilities would be deemed to be level 3, as defined in Note 4.

For the year ended September 30, 2013, we recorded $89,447 of interest and financing expenses related to the SBA guaranteed debenture, of which $36,108 was attributable to interest expense and $53,339 of amortization of commitment fee and upfront fees. As of September 30, 2013, the weighted average outstanding debt balance and the weighted average stated interest rate for all SBA-guaranteed debentures was $2.5 million and 1.5%, respectively.

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

The second component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Management Agreement, as of the termination date) and equals 20.0% of our cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments are previously made to MCC Advisors.

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

For the years ended September 30, 2013, 2012 and 2011, the Company incurred net base management fees to MCC Advisors of $10.9 million, $5.5 million and $1.6 million, respectively. For the years ended September 30, 2013, 2012 and 2011, we incurred $11.6 million, $5.9 million and $0.7 million in incentive fees related to pre-incentive fee net investment income, respectively.

For the years ended September 30, 2013 and 2012, $6.9 million and $3.5 million was included in “management and incentive fees payable,” in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by our administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the years ended September 30, 2013, 2012 and 2011, we incurred $2.5 million, $1.5 million and $0.9 million in administrator expenses, respectively.

Note 7. Related Party Transactions

Investment in Loan Participations

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

The Company holds its investment in Geneva Wood Fuels LLC through a participation agreement with an affiliated entity, which represents 0.6% of the Company’s investments as of September 30, 2013 and 1.7% as of September 30, 2012. By virtue of owning loans through a participation agreement, the Company has a contractual relationship with the affiliate, not the borrower. As a result, the Company is subject to the credit risk of the affiliate as well as that of the borrower. As of September 30, 2013 and 2012, the principal amount related to this loan participation was $8.2 million and $7.5 million, respectively. For the years ended September 30, 2013 and 2012, total investment income related to this loan participation was $0.7 million and $1.2 million, respectively.

Due to Affiliate

Due to affiliate consists of certain general and administrative expenses paid by an affiliate on behalf of the Company.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

Note 8. Commitments and Contingencies

As of September 30, 2013, we had commitments under loan and financing agreements to fund up to $33.1 million to six portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. As of September 30, 2012, we had commitments under loan and financing agreements to fund up to $17.3 million to six portfolio companies. These commitments are primarily composed of senior secured term loans and preferred equity. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments for the years ended September 30, 2013 and 2012 is show in the table below (dollars in thousands):

	Year ended	Year ended
	September	September
	30, 2013	30, 2012
Red Skye Wireless LLC	$15,000	$-
Lydell Jewelry Design Studio LLC	5,928	-
DLR Restaurants LLC	4,177	-
DreamFinders Homes LLC - Term Loan B	2,723	-
DreamFinders Homes LLC - Term Loan A	2,500	-
Tenere Acquisition Corp.	2,000	-
Physicians Care Alliance LLC - Revolver	767	-
Prestige Industries LLC	-	6,240
Gulf Coast Atlantic Corporation	-	3,938
Calloway Laboratories, Inc.	-	3,000
American Gaming Systems LLC	-	1,240
Welocalize Inc. - Term Loan B	-	1,112
Welocalize Inc. - Term Loan A	-	977
Meridian Behavioral Health, LLC	-	750
Total	$33,095	$17,257

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 9. Other fee income

The other fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, transaction break-up fee and other miscellaneous fees. The following table summarizes the Company’s other fee income for the years ended September 30, 2013, 2012, and 2011 (dollars in thousands):

	For the years ended September 30
	2013	2012	2011
Origination fee	$10,280,442	$5,378,527	$1,703,386
Prepayment fee	3,343,425	121,956	-
Amendment fee	1,419,708	406,939	-
Transaction break-up fee	200,000	123,000	-
Administrative agent fee	276,038	85,452	6,352
Other fees	315,207	49,519	55,000
Other fee income	15,834,820	6,165,393	1,764,738

Note 10. Directors Fees

The independent directors receive an annual fee of $35,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the years ended September 30, 2013, 2012 and 2011, we accrued $0.5 million, $0.5 million and $0.4 million for directors’ fees expense, respectively.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the years ended September 30, 2013, 2012, and 2011 (dollars in thousands except share and per share amounts):

Basic and diluted	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011
Net increase in net assets from operations	$39,418	$22,404	$9,534
Weighted average common shares outstanding	30,246,247	17,919,310	17,258,215
Earnings per common share-basic and diluted	$1.30	$1.25	$0.55

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended September 30, 2013, 2012, and 2011:

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011
Per share data:
Net asset value per share at beginning of year	$12.52	$12.57	$(0.01)

Net investment income (1)	1.53	1.31	0.56
Net realized gains on investments	0.01	0.00	0.01
Net unrealized appreciation/(depreciation) on investments	(0.24)	(0.06)	(0.01)
Net increase in net assets	1.30	1.25	0.56

Distributions declared from net investment income	(1.45)	(1.20)	(0.37)
Distributions declared from net realized gains	-	-	-
Total distributions to stockholders	(1.45)	(1.20)	(0.37)

Issuance of common stock, net of underwriting costs	0.28	(0.02)	12.47
Offering costs	(0.02)	(0.01)	(0.08)
Other (2)	0.07	(0.07)	0.00
Total capital share transactions	0.33	(0.10)	12.39

Net asset value at end of year	$12.70	$12.52	$12.57
Net assets at end of year	$509,834,455	$289,339,231	$217,652,696
Shares outstanding at end of year	40,152,904	23,110,242	17,320,468

Per share market value at end of year	$13.79	$14.07	$10.08
Total return based on market value (3)	9.01%	54.58%	(13.09)%
Total return based on net asset value (4)	12.83%	10.30%	4.38%
Portfolio turnover rate	25.25%	25.39%	1.37%

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following is a schedule of ratios and supplemental data for the years ended September 30, 2013, 2012, and 2011:

	Year ended September 30, 2013	Year ended September 30, 2012	Year ended September 30, 2011
Ratios: (5)(6)
Ratio of net investment income net of management fee waiver to average net assets	11.19%	9.96%	6.46%
Ratio of total expenses net of management fee waiver to average net assets	10.27%	8.90%	3.31%
Ratio of incentive fees to average net assets	2.80%	2.49%	0.48%

Supplemental Data:
Ratio of operating expenses net of management fee waiver and credit facility related expenses to average net assets	7.47%	6.39%	2.83%
Average debt outstanding (7)	$198,994,397	$69,375,137	$-
Average debt outstanding per common share	$6.58	$3.87	$-
Asset coverage ratio per unit (8)	3,256	3,630	N/A
Average market value per unit
Facilities (9)	N/A	N/A	N/A
SBA debentures (9)	N/A	N/A	N/A
Notes due 2019	$25.61	$25.47	N/A
Notes due 2023	$23.74	N/A	N/A

(1)

Net investment income based on total weighted average common stock outstanding equals $1.53 per share for the year ended September 30, 2013 and net investment income excluding management fee waiver based on total weighted average common stock outstanding equals $1.31 per share and $0.50 per share for the years ended September 30, 2012 and 2011, respectively. MCC Advisors agreed to waive the base management fee payable with respect to cash and cash equivalents held by the Company through December 31, 2011.

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

(7)	Based on daily weighted average balance of debt outstanding during the period.
(8)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(9)	The Facilities and SBA debentures are not registered for public trading.

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

The following table summarizes the Company’s dividend declarations and distributions during the years ended September 30, 2013 and 2012:

Date Declared	Record Date	Payment Date	Amount Per Share
For the year ended September 30, 2013
11/1/2012	11/23/2012	12/14/2012	0.36
1/30/2013	2/27/2013	3/15/2013	0.36
5/1/2013	5/24/2013	6/14/2013	0.36
7/31/2013	8/23/2013	9/13/2013	0.37
			$1.45

Date Declared	Record Date	Payment Date	Amount Per Share
For the year ended September 30, 2012
11/29/2011	12/15/2011	12/30/2011	0.25
2/2/2012	2/24/2012	3/15/2012	0.28
5/2/2012	5/25/2012	6/15/2012	0.31
8/2/2012	8/24/2012	9/14/2012	0.36
			$1.20

Note 14. Selected Quarterly Financial Data (Unaudited)

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Total investment income	$27,473	$23,591	$20,207	$17,719
Net investment income	14,355	12,030	10,396	9,617
Net realized and unrealized gain/(loss)	770	(8,873)	1,127	(4)
Net increase/(decrease) in members’ equity/net assets resulting from operations (2)	15,125	3,157	11,523	9,613
Earnings per share	0.43	0.10	0.40	0.39
Net asset value per common share at year end	$12.70	$12.65	$12.73	$12.69

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Total investment income	$14,065	$12,252	$9,973	$8,229
Net investment income	7,103	6,208	5,409	4,791
Net realized and unrealized gain/(loss)	234	(1,368)	429	(402)
Net increase/(decrease) in members’ equity/net assets resulting from operations (2)	7,337	4,840	5,838	4,389
Earnings per share	0.37	0.28	0.34	0.25
Net asset value per common share at year end	$12.52	$12.60	$12.63	$12.57

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements (Continued)

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010 (1)
Total investment income	$6,891	$4,899	$2,779	$—
Net investment income	4,427	3,555	1,743	(97)
Net realized and unrealized gain/(loss)	(493)	399	—	—
Net increase/(decrease) in members’ equity/net assets resulting from operations (2)	3,934	3,954	1,743	(97)
Earnings per share	0.23	0.23	0.10	N/A
Net asset value per common share at year end	$12.57	$12.55	$12.48	N/A

(1) The Company’s common stock commenced trading on the New York Stock Exchange on January 20, 2011. There was no established public trading market for the stock prior to that date.

(2) Ending balance may not sum due to rounding.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended September 30, 2013, except as disclosed below.

On October 30, 2013, the Company’s board of directors declared a quarterly dividend of $0.37 per share payable on December 13, 2013, to stockholders of record at the close of business on November 22, 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s evaluation under the framework in Internal Control—Integrated Framework , management concluded that our internal controls over financial reporting were effective as of September 30, 2013.

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

(c) Audit Report of the Registered Public Accounting Firm

Our internal controls over financial reporting as of September 30, 2013 have been audited by our independent registered public accounting firm, Ernst & Young LLP, as stated in its report titled "Report of Independent Registered Public Accounting Firm" on page F-2.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.      The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

b.      Exhibits:

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010.

4.2	Form of Indenture (Incorporated by reference to Exhibit 99.D.2 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-179237), filed on February 13, 2012).

4.3	First Supplemental Indenture, dated March 21, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 2 to the Registrant Statement on Form N-2 (File No. 333-179237), filed on March 21, 2012).

4.4	Second Supplemental Indenture, dated March 13, 2013, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 7 to the Registrant Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

10.1	Form of Investment Management Agreement between Registrant and MCC Advisors LLC (Incorporated by reference to Exhibit 99.G to Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on N-2, filed on June 9, 2010).

10.2	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

10.3	Form of Administration Agreement (Incorporated by reference to Exhibit 99.K to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

10.4	Form of Sub-Administration Agreement (Incorporated by reference to Exhibit 99.K.4 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 22, 2010).

10.5	Form of Trademark License Agreement (Incorporated by reference to Exhibit 99.K.3 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

10.6	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

10.7	Senior Secured Revolving Credit Agreement among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated August 4, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2011).

10.8	Guarantee, Pledge and Security Agreement among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent, dated August 4, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2011).

10.9	Amendment No. 1, dated as of August 31, 2012, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2012).

10.10	Amendment No. 2, dated as of December 7, 2012, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment No. 1 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012 (Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2012).

10.11	Amendment No. 3, dated as of March 28, 2013, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1 and 2 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012 and December 7, 2012, respectively (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2013).

10.12	Senior Secured Term Loan Credit Agreement, dated as of August 31, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2012).

10.13	Amendment No. 1, dated as of December 7, 2012, to the Senior Secured Term Loan Credit Agreement dated as of August 31, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2012).

10.14	Amendment No. 2, dated as of January 23, 2013, to the Senior Secured Term Loan Credit Agreement dated as of August 31, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment No. 1 to the Senior Secured Term Loan Credit Agreement, dated as of January 23, 2013 (Incorporated by reference to the Current Report on Form 8-K filed on January 23, 2013).

10.15	Amendment No. 3, dated as of March 28, 2013, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1 and 2 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012 and January 23, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2013).

10.16	Amendment No. 4, dated as of May 1, 2013, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2 and 3 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012, March 28, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on May 7, 2013).

10.17	Amendment No. 4, dated as of May 1, 2013, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2 and 3 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013, and March 28, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on May 7, 2013).

10.18	Incremental Assumption Agreement, dated as of February 10, 2012, made by Credit Suisse AG, Cayman Islands Branch, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2012).

10.19	Incremental Assumption Agreement dated as of March 30, 2012, made by Onewest Bank, FSB, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on April 4, 2012).

10.20	Incremental Assumption Agreement dated as of May 3, 2012, made by Doral Bank, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on May 3, 2012).

10.21	Incremental Assumption Agreement dated as of September 25, 2012, made by Stamford First Bank, a division of the Bank of New Canaan, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, as amended by Amendment No. 1, dated as of August 31, 2012, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 28, 2012).

14.1	Code of Business Conduct and Ethics of the Registrant (Incorporated by reference to Exhibit 14.1 to the Registrant’s 10-Q for the period ended June 30, 2011, filed on August 4, 2011).

14.2	Code of Business Ethics of MCC Advisors (Incorporated by reference to Exhibit 99.R.2 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

21.1	List of Subsidiaries

24	Power of attorney (included on the signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 10, 2013	Medley Capital Corporation

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on December 10, 2013.

/s/ Brook Taube	Chief Executive Officer and Chairman of the
Brook Taube	Board of Directors (Principal Executive Officer)

/s/ Richard T. Allorto, Jr.	Chief Financial Officer
Richard T. Allorto, Jr.	(Principal Financial and Accounting Officer)

/s/ Seth Taube	Director
Seth Taube

/s/ Andrew Fentress	Director
Andrew Fentress

/s/ Arthur S. Ainsberg	Director
Arthur S. Ainsberg

/s/ Karin Hirtler-Garvey	Director
Karin Hirtler-Garvey

/s/ John E. Mack	Director
John E. Mack

/s/ Richard A. Dorfman	Director
Richard A. Dorfman

