Form 10-Q
period 2013-12-31
Medley Capital Corp
filed 2014-02-06
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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

As of February 6, 2014, the Registrant had 46,199,813 shares of common stock, $0.001 par value, outstanding.

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	December 31, 2013	September 30, 2013
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $820,250,368 and $748,405,904, respectively)	$809,125,056	$740,097,249
Affiliated investments (amortized cost of $9,442,829 and $9,283,640, respectively)	9,332,842	9,139,377
Total investments at fair value	818,457,898	749,236,626
Cash and cash equivalents	46,141,687	8,557,899
Interest receivable	9,051,975	9,607,539
Deferred financing costs, net	8,874,652	8,523,291
Other assets	293,760	249,388
Receivable for paydown of investments	2,186,043	-
Deferred offering costs	355,319	218,681
Total assets	$885,361,334	$776,393,424

LIABILITIES
Revolving credit facility payable	$95,900,000	$2,500,000
Term loan payable	120,000,000	120,000,000
Notes payable	103,500,000	103,500,000
SBA debentures payable	44,000,000	30,000,000
Payable for investments originated and purchased	-	54,013
Management and incentive fees payable, net	7,922,681	6,899,653
Accounts payable and accrued expenses	1,630,027	1,305,361
Administrator expenses payable	671,996	701,208
Deferred revenue	324,480	255,922
Interest and fees payable	1,402,455	1,155,524
Due to affiliate	4,000	82,083
Offering costs payable	110,000	105,205
Total liabilities	$375,465,639	$266,558,969

Commitments and contingencies (See note 8)

NET ASSETS
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 40,199,813 and 40,152,904 common shares issued and outstanding, respectively	$40,200	$40,153
Capital in excess of par value	506,686,886	506,062,597
Accumulated undistributed net investment income	14,358,908	12,184,623
Accumulated undistributed net realized gain/(loss) from investments	45,000	-
Net unrealized appreciation/(depreciation) on investments	(11,235,299)	(8,452,918)
Total net assets	509,895,695	509,834,455
Total liabilities and net assets	$885,361,334	$776,393,424

NET ASSET VALUE PER SHARE	$12.68	$12.70

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months
	ended December 31
	2013	2012
	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/Non-affiliated investments	$24,689,890	$14,470,967
Affiliated investments	393,046	368,536
Total interest income	25,082,936	14,839,503
Interest from cash and cash equivalents	1,954	1,103
Other fee income (See note 9)	6,583,348	2,878,876
Total investment income	31,668,238	17,719,482

EXPENSES
Base management fees	3,664,966	2,095,956
Incentive fees	4,257,715	2,404,282
Interest and financing expenses	4,540,246	2,317,286
Administrator expenses	671,996	522,044
Professional fees	614,323	292,113
Directors fees	151,125	112,536
Insurance	139,565	67,436
General and administrative	597,443	290,702
Total expenses	14,637,379	8,102,355
NET INVESTMENT INCOME	17,030,859	9,617,127

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	45,000	221,920
Net unrealized appreciation/(depreciation) on investments	(2,782,381)	(226,444)
Net gain/(loss) on investments	(2,737,381)	(4,524)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$14,293,478	$9,612,603

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.36	$0.39
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.42	$0.39
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	40,162,592	24,767,375

DIVIDENDS DECLARED PER COMMON SHARE	$0.37	$0.36

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the three months ended December 31
	2013	2012
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$17,030,859	$9,617,127
Net realized gain/(loss) from investments	45,000	221,920
Net unrealized appreciation/(depreciation) on investments	(2,782,381)	(226,444)
Net increase/(decrease) in net assets from operations	14,293,478	9,612,603
SHAREHOLDER DISTRIBUTIONS:
Distributions declared from net investment income	(14,856,574)	(8,319,687)
Net decrease in net assets from shareholder distributions	(14,856,574)	(8,319,687)
CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net of underwriting costs (0 and 5,495,263 shares, respectively)	-	72,537,472
Offering costs	-	(164,090)
Issuance of common stock under dividend reinvestment plan (46,909 and 56,544 shares, respectively)	624,336	742,366
Net increase in net assets from common share transactions	624,336	73,115,748
Total increase/(decrease) in net assets	61,240	74,408,664
Net assets at beginning of period	509,834,455	289,339,231
Net assets at end of period including accumulated undistributed net investment income of $14,358,908 and $6,857,075, respectively	$509,895,695	$363,747,895

Net asset value per common share	$12.68	$12.69
Common shares outstanding at end of period	40,199,813	28,662,049

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the three months ended December 31
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$14,293,478	$9,612,603
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Investment increases due to paid-in-kind interest	(3,197,006)	(2,157,838)
Net amortization of premium/(discount) on investments	(107,987)	(177,148)
Amortization of deferred financing costs	495,788	266,601
Net realized (gain)/loss from investments	(45,000)	(221,920)
Net unrealized (appreciation)/depreciation on investments	2,782,381	226,444
Proceeds from sale and settlements of investments	110,806,727	38,845,811
Purchases and originations	(179,460,387)	(155,260,446)
(Increase)/decrease in operating assets:
Interest receivable	555,564	(2,139,102)
Other assets	(44,372)	(309,215)
Receivable for paydown of investments	(2,186,043)	-
Increase (decrease)/in operating liabilities:
Payable for investments purchased	(54,013)	(10,212,300)
Accounts payable and accrued expenses	324,666	(148,756)
Management and incentive fees payable, net	1,023,028	985,466
Administrator expenses payable	(29,212)	56,632
Interest and fees payable	246,931	(755,711)
Deferred revenue	68,558	(10,463)
Due to affiliate	(78,083)	(12,978)
NET CASH USED BY OPERATING ACTIVITIES	(54,604,982)	(121,412,320)

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting costs	624,336	73,279,838
Offering cost paid	(131,843)	(134,250)
Borrowings on debt	115,100,000	113,200,000
Paydowns on debt	(7,700,000)	(58,700,000)
Financing cost paid	(847,149)	(1,140,596)
Payments of cash dividends	(14,856,574)	(8,319,687)
NET CASH PROVIDED BY FINANCING ACTIVITIES	92,188,770	118,185,305

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	37,583,788	(3,227,015)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,557,899	4,893,616
CASH AND CASH EQUIVALENTS, END OF PERIOD	$46,141,687	$1,666,601

Supplemental Information:
Interest paid during the period	$3,778,184	$2,787,493
Supplemental non-cash information
Paid-in-kind interest income	$2,741,715	$2,157,838
Net amortization of premium/(discount) on investments	$107,987	$177,148
Amortization of deferred financing costs	$(495,788)	$(266,601)
Issuance of common stock in connection with dividend reinvestment plan	$624,336	$742,366

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

December 31, 2013

(unaudited)

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (14)	Fair Value	% of Net Assets (3)

Non-Controlled/ Non-Affiliated Investments:

Accupac, Inc.	Containers, Packaging and Glass	Senior Secured Second Lien Term Loan (12.29%)	11/10/2018	10,000,000	10,000,000	10,067,600	2.0%
				10,000,000	10,000,000	10,067,600

Aderant North America, Inc.	Electronics	Senior Secured Second Lien Term Loan (LIBOR + 8.75% , 1.25% LIBOR Floor)	6/20/2019	4,550,000	4,550,000	4,589,039	0.9%
				4,550,000	4,550,000	4,589,039

Albertville Quality Foods, Inc. (12)	Beverage, Food and Tobacco	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap)	10/31/2018	17,452,830	17,452,830	17,452,830	3.4%
				17,452,830	17,452,830	17,452,830

Allen Edmonds Corporation	Retail Stores	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	5/27/2019	20,000,000	20,000,000	20,000,000	3.9%
				20,000,000	20,000,000	20,000,000

Alora Pharmaceuticals LLC (12)	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	9/13/2018	13,825,000	13,825,000	13,825,000	2.7%
				13,825,000	13,825,000	13,825,000

AM3 Pinnacle Corporation	Telecommunications	Senior Secured First Lien Term Loan (10.00%)	10/22/2018	8,000,000	8,000,000	8,000,000	1.6%
				8,000,000	8,000,000	8,000,000

American Apparel, Inc.(8)	Retail Stores	Senior Secured Note (13.00%)	4/15/2020	13,000,000	12,635,751	11,960,000	2.3%
				13,000,000	12,635,751	11,960,000

Amerit Fleet Services, Inc.	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK)	12/21/2016	8,821,071	8,821,071	8,806,428	1.7%
				8,821,071	8,821,071	8,806,428

ARBOC Specialty Vehicles LLC	Automobile	Senior Secured First Lien Term Loan (LIBOR + 12.50% Cash, 1.00% LIBOR Floor)	3/21/2018	24,062,500	24,062,500	24,099,556	4.7%
				24,062,500	24,062,500	24,099,556

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2016	15,888,769	15,888,769	16,047,657	3.1%
				15,888,769	15,888,769	16,047,657

BayDelta Maritime LLC	Cargo Transport	Senior Secured First Lien Term Loan (11.25% Cash, 2.50% Deferred)	6/30/2016	6,669,292	6,581,096	6,698,770	1.3%
		Fee Note (14.88%)(6)	6/30/2016	250,000	176,790	176,790	0.0%
		Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	579,349	0.1%
				6,919,292	6,782,886	7,454,909

Be Green Manufacturing and Distribution Centers LLC (10)	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor)	12/13/2018	5,000,000	5,000,000	5,000,000	1.0%
		Senior Secured First Lien Delayed Draw (LIBOR + 10.00%, 1.00% LIBOR Floor)(7)	12/13/2018	-	-	-
		Revolver (LIBOR + 10.00%, 1.00% LIBOR Floor)(7)	12/13/2018	-	-	-
		1.74% Partnership Interest in RCAF VI CIV XXIII, L.P.		-	416,250	416,250	0.1%
				5,000,000	5,416,250	5,416,250

Brantley Transportation LLC (12)	Oil and Gas	Senior Secured First Lien Term Loan (12.00%)	8/2/2017	9,862,500	10,037,489	9,895,539	1.9%
				9,862,500	10,037,489	9,895,539

California Products Corporation	Chemicals, Plastics and Rubber	Senior Secured Second Lien Term Loan (13.00%)	5/27/2019	13,750,000	13,750,000	13,750,000	2.7%
				13,750,000	13,750,000	13,750,000

Calloway Laboratories, Inc.	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (17.00% PIK)	9/30/2014	26,452,896	25,545,395	17,175,279	3.4%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2014	-	68,433	-	0.0%
				26,452,896	25,613,828	17,175,279

Dispensing Dynamics International(8)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Note (12.50%)	1/1/2018	4,800,000	4,718,586	4,850,928	0.9%
				4,800,000	4,718,586	4,850,928

DLR Restaurants LLC (10) (12) (13)	Restaurant & Franchise	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	17,622,755	17,622,755	17,622,755	3.5%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	257,257	257,257	257,257	0.1%
				17,880,012	17,880,012	17,880,012

DreamFinders Homes LLC (10) (13)	Buildings and Real Estate	Senior Secured First Lien Term Loan A (LIBOR + 10.00% Cash)	4/30/2014	12,500,000	12,500,000	12,500,000	2.5%
		Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	9/13/2018	7,028,942	6,856,835	6,790,166	1.3%
		Warrants to purchase 5% of outstanding equity	9/13/2018	N/A	180,000	540,129	0.1%
				19,528,942	19,536,835	19,830,295

Exide Technologies (9)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured Note (8.63%)	2/1/2018	11,000,000	9,006,908	7,796,250	1.5%
				11,000,000	9,006,908	7,796,250

FC Operating LLC	Retail Stores	Senior Secured First Lien Term Loan (LIBOR + 10.75% Cash, 1.25% LIBOR Floor)	11/14/2017	10,637,500	10,637,500	10,615,480	2.1%
				10,637,500	10,637,500	10,615,480

Geneva Wood Fuels LLC (4)(11)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (4.50% Cash, 10.50% PIK)	12/31/2014	8,199,184	8,143,385	4,090,000	0.8%
				8,199,184	8,143,385	4,090,000

GSG Fasteners LLC (12)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)	11/18/2018	9,000,000	9,000,000	9,000,000	1.8%
				9,000,000	9,000,000	9,000,000

Harrison Gypsum LLC (12)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)	12/21/2017	23,638,857	23,638,857	23,712,846	4.7%
				23,638,857	23,638,857	23,712,846

HD Vest, Inc.	Finance	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.25% LIBOR Floor)	6/18/2019	8,750,000	8,750,000	8,822,975	1.7%
				8,750,000	8,750,000	8,822,975

Help/Systems LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)	6/28/2020	15,000,000	15,000,000	15,141,600	3.0%
				15,000,000	15,000,000	15,141,600

HGDS Acquisition LLC	Business Services	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.50% PIK)	3/28/2018	11,827,427	11,827,427	11,804,837	2.3%
				11,827,427	11,827,427	11,804,837

Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.50% LIBOR Floor)	1/3/2019	6,000,000	6,000,000	6,006,660	1.2%
		Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.25% LIBOR Floor)	1/3/2019	2,000,000	1,983,622	1,946,640	0.4%
				8,000,000	7,983,622	7,953,300

Ingenio Acquisition LLC	Personal, Food and Miscellaneous Services	Senior Secured First Lien Term Loan (12.75%)	5/9/2018	24,843,750	24,843,750	24,947,100	4.9%
				24,843,750	24,843,750	24,947,100

Insight Pharmaceuticals LLC	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (LIBOR + 11.75%, 1.50% LIBOR Floor)	8/25/2017	7,724,138	7,724,138	7,754,030	1.5%
				7,724,138	7,724,138	7,754,030

Integra Telecom	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor)	2/22/2020	12,132,000	12,157,355	12,374,640	2.4%
				12,132,000	12,157,355	12,374,640

Interface Security Systems(8)	Electronics	Senior Secured Note (9.25%)	1/15/2018	3,333,000	3,333,000	3,406,693	0.7%
				3,333,000	3,333,000	3,406,693

JD Norman Industries, Inc.	Diversified/Conglomerate Manufacturing	Senior Secured Second Lien Term Loan (13.50%)	1/28/2019	12,500,000	12,500,000	12,592,750	2.5%
				12,500,000	12,500,000	12,592,750

Lexmark Carpet Mills, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor, 2.50% LIBOR Cap)	9/30/2018	31,000,000	31,000,000	31,000,000	6.1%
				31,000,000	31,000,000	31,000,000

Linc Energy Finance (USA), Inc.(8)	Oil and Gas	Senior Secured Note (12.50%)	10/31/2017	3,500,000	3,397,196	3,821,475	0.7%
				3,500,000	3,397,196	3,821,475

Lucky Strike Entertainment LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 2.00% PIK)	12/24/2018	11,500,000	11,500,000	11,500,000	2.3%
				11,500,000	11,500,000	11,500,000

Lydell Jewelry Design Studio LLC (10) (12)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 10.50%, 1.50% LIBOR Floor)	9/13/2018	13,072,000	13,072,000	13,072,000	2.6%
		Warrants to purchase 13.3% of the outstanding membership units	9/13/2018	-	-	246,784	0.0%
				13,072,000	13,072,000	13,318,784

Marine Accessories Corporation	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 1.00% PIK)	11/26/2018	10,001,389	10,001,389	10,001,389	2.0%
				10,001,389	10,001,389	10,001,389

Meridian Behavioral Health LLC	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan A (LIBOR + 11.50%, 2.50% LIBOR Floor)	11/14/2016	10,289,141	9,926,128	10,312,291	2.0%
		Senior Secured First Lien Term Loan B (LIBOR + 11.50%, 2.50% LIBOR Floor)	11/14/2016	850,000	850,000	850,000	0.2%
		Warrants to purchase 8% of the outstanding equity	11/14/2016	-	536,296	1,111,349	0.2%
				11,139,141	11,312,424	12,273,640

Modern VideoFilm, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor, 3.00% PIK)	9/25/2017	12,282,285	11,983,901	10,501,354	2.1%
		Warrants to purchase 4.5% of the outstanding equity	9/25/2017	-	339,573	-	0.0%
				12,282,285	12,323,474	10,501,354

NCM Demolition and Remediation LP	Buildings and Real Estate	Senior Secured First Lien Term Loan (LIBOR + 11.50%, 1.00% LIBOR Floor)	8/29/2018	19,291,000	19,291,000	19,291,000	3.8%
				19,291,000	19,291,000	19,291,000

Physicians Care Alliance LLC (10)(12)(13)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (10.00% Cash, 1.00% PIK)	12/28/2017	15,894,578	15,894,578	15,855,318	3.1%
		Revolving Credit Facility (10.50%)(7)	12/28/2017	-	-	(1,896)
				15,894,578	15,894,578	15,853,422

Prestige Industries LLC	Business Services	Senior Secured Second Lien Term Loan (10.00% Cash, 3.00% PIK)	1/31/2017	6,076,141	5,968,071	5,612,471	1.1%
		Warrants to purchase 0.63% of the outstanding common units	1/31/2017	-	151,855	-	0.0%
				6,076,141	6,119,926	5,612,471

Prince Mineral Holding Corp.(8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (11.50%)	12/15/2019	6,800,000	6,728,471	7,426,552	1.5%
				6,800,000	6,728,471	7,426,552

RCS Management Corporation & Specialized Medical Services, Inc.	Diversified/Conglomerate Service	Senior Secured Second Lien Term Loan ( LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)	9/23/2015	25,507,289	25,507,289	25,544,785	5.0%
				25,507,289	25,507,289	25,544,785

Red Skye Wireless LLC (10)(13)	Retail Stores	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 2.00% PIK, 1.00% LIBOR Floor)	6/27/2017	14,405,433	14,405,433	14,469,537	2.8%
				14,405,433	14,405,433	14,469,537

Reddy Ice Corporation	Beverage, Food and Tobacco	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)	10/1/2019	17,000,000	17,000,000	16,510,910	3.2%
				17,000,000	17,000,000	16,510,910

Revstone Aero LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 15.50% Cash, 3.00% PIK)	11/1/2013	13,305,392	13,161,557	13,305,392	2.6%
		Fee Note	11/1/2013	500,000	285,444	500,000	0.1%
				13,805,392	13,447,001	13,805,392

SESAC HOLDCO II	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.75%, 1.25% LIBOR Floor)	7/12/2019	3,500,000	3,494,965	3,578,610	0.7%
				3,500,000	3,494,965	3,578,610

Sizzling Platter, LLC(8)	Restaurant & Franchise	Senior Secured Note (12.25% )	4/15/2016	10,867,000	11,039,803	11,581,288	2.3%
				10,867,000	11,039,803	11,581,288

Taylored Freight Services LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)	11/1/2017	14,310,353	14,310,353	14,045,897	2.7%
				14,310,353	14,310,353	14,045,897

Tempel Steel Company(8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (12.00%)	8/15/2016	12,000,000	11,840,599	11,687,040	2.3%
				12,000,000	11,840,599	11,687,040

Tenere Acquisition Corp.(10)(13)	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	10,965,187	10,965,187	11,236,938	2.2%
				10,965,187	10,965,187	11,236,938

The Great Atlantic & Pacific Tea Company, Inc.	Grocery	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 2.00% LIBOR Floor)	3/13/2017	7,852,350	7,852,350	8,016,857	1.6%
				7,852,350	7,852,350	8,016,857

Transtelco Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor)	11/19/2017	19,200,000	19,200,000	19,200,000	3.8%
				19,200,000	19,200,000	19,200,000

Travelclick, Inc.	Hotels, Motels, Inns and Gaming	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor)	3/26/2018	15,000,000	15,000,000	15,263,700	3.0%
				15,000,000	15,000,000	15,263,700

U.S. Well Services LLC (9)	Oil and Gas	Senior Secured Note (14.50%)	2/15/2017	23,558,808	23,419,001	23,654,457	4.6%
		Warrants to purchase 3.48% of the outstanding common membership interests	2/15/2017	-	11,370	625,696	0.1%
				23,558,808	23,430,371	24,280,153

UELS LLC	Oil and Gas	Senior Secured Second Lien Term Loan (LIBOR + 10.50% Cash, 1.50% LIBOR Floor)	12/5/2018	20,430,000	20,430,000	20,430,000	4.0%
				20,430,000	20,430,000	20,430,000

United Road Towing Inc. (12)	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (10.00% Cash, 5.00% PIK)	6/30/2014	21,282,858	20,907,646	20,432,821	4.0%
				21,282,858	20,907,646	20,432,821

Velum Global Credit Management LLC	Finance	Senior Secured First Lien Term Loan (15.00%)	3/31/2014	8,300,000	8,315,928	8,300,000	1.6%
				8,300,000	8,315,928	8,300,000

Water Capital USA, Inc.	Finance	Senior Secured First Lien Term Loan (7.00% Cash, 7.00% PIK)	1/3/2015	26,043,797	26,043,797	26,043,797	5.1%
				26,043,797	26,043,797	26,043,797

Wheels Up Partners LLC (10) (12)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)	7/15/2020	8,118,000	8,118,000	8,118,000	1.6%
				8,118,000	8,118,000	8,118,000

YRCW Receivables LLC	Cargo Transport	Senior Secured Second Lien Term Loan (LIBOR + 10.25% Cash, 1.50% LIBOR Floor)	9/30/2014	4,835,681	4,783,439	4,865,421	1.0%
				4,835,681	4,783,439	4,865,421

Subtotal Non-Controlled / Non-Affiliated Investments				$823,918,350	$820,250,368	$809,125,056

Affiliated Investments:
Cymax Stores, Inc.(9)	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (10.00% Cash, 5.00% PIK)	8/1/2015	9,120,934	8,764,675	8,659,688	1.7%
		190 Class B Common Units (5)		-	678,154	673,154	0.1%

Subtotal Affiliated Investments				$9,120,934	$9,442,829	$9,332,842

Total Investments, December 31, 2013				$833,039,284	$829,693,197	$818,457,898	160.5%

(1)	All of our investments are domiciled in the United States except for Cymax Stores, Inc. which is domiciled in Canada and denominated in USD.
(2)	Par amount includes accumulated PIK interest and is net of repayments.
(3)	Percentage is based on net assets of $509,895,695 as of December 31, 2013.
(4)	Investment is held via participation agreements with affiliated entities (See note 7).
(5)	190 Class B Common Units represent 19% ownership of Cymax Stores, Inc.
(6)	Fee note is a zero coupon note, due at the earlier of prepayment or maturity and stated interest rate represents an effective interest rate.
(7)	The entire commitment was unfunded at December 31, 2013. As such, no interest is being earned on this investment.
(8)	Securities were issued in a transaction exempt from registration under Rule 144A under the Securities Act of 1933. These securities represent a fair value of $54.7 million and 10.7% of net assets as of December 31, 2013 and are considered restricted.
(9)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(10)	The investment has an unfunded commitment as of December 31, 2013 (See note 8).
(11)	The investment was on non-accrual status as of December 31, 2013.
(12)	A portion of this investment was sold via a participation agreement (See note 3).
(13)	Includes an analysis of the value of any unfunded loan commitments.
(14)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $20.3 million, $17.3 million and $3.0 million, respectively. The tax cost of investments is $815.4 million.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2013

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (14)	Fair Value	% of Net Assets (3)

Non-Controlled/ Non-Affiliated Investments:

Accupac, Inc.	Containers, Packaging and Glass	Senior Secured Second Lien Term Loan (12.29%)	11/10/2018	12,000,000	12,000,000	12,000,000	2.4%
				12,000,000	12,000,000	12,000,000

Aderant North America, Inc.	Electronics	Senior Secured Second Lien Term Loan (LIBOR + 8.75% , 1.25% LIBOR Floor)	6/20/2019	4,550,000	4,550,000	4,550,000	0.9%
				4,550,000	4,550,000	4,550,000

Alora Pharmaceuticals LLC(13)	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	9/13/2018	14,000,000	14,000,000	14,000,000	2.7%
				14,000,000	14,000,000	14,000,000

American Apparel, Inc.(8)	Retail Stores	Senior Secured Note (13.00%)	4/15/2020	13,000,000	12,626,748	13,259,927	2.6%
				13,000,000	12,626,748	13,259,927

American Gaming Systems LLC(13)	Hotels, Motels, Inns and Gaming	Senior Secured First Lien Term Loan (LIBOR + 10.00% , 1.50% LIBOR Floor)	8/15/2016	10,750,000	10,750,000	10,848,660	2.1%
				10,750,000	10,750,000	10,848,660

Amerit Fleet Services, Inc. (12)	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK)	12/21/2016	8,906,159	8,906,159	8,870,534	1.7%
				8,906,159	8,906,159	8,870,534

ARBOC Specialty Vehicles LLC	Automobile	Senior Secured First Lien Term Loan (LIBOR + 12.50% Cash, 1.00% LIBOR Floor)	3/21/2018	24,687,500	24,687,500	24,647,996	4.8%
				24,687,500	24,687,500	24,647,996

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2014	15,807,836	15,807,836	15,863,600	3.1%
				15,807,836	15,807,836	15,863,600

BayDelta Maritime LLC	Cargo Transport	Senior Secured First Lien Term Loan (11.25% Cash, 2.50% Deferred)	6/30/2016	6,669,292	6,573,846	6,680,885	1.3%
		Fee Note (14.88%)(6)	6/30/2016	250,000	170,717	170,717	0.0%
		Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	594,346	0.1%
				6,919,292	6,769,563	7,445,948

Brantley Transportation LLC(13)	Oil and Gas	Senior Secured First Lien Term Loan (12.00%)	8/2/2017	10,162,500	10,346,975	10,162,500	2.0%
				10,162,500	10,346,975	10,162,500

Calloway Laboratories, Inc.	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (12.00% PIK)	9/30/2014	24,869,263	24,388,179	19,666,360	3.9%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2014	-	68,433	-	0.0%
				24,869,263	24,456,612	19,666,360

Caregiver Services, Inc.	Healthcare, Education and Childcare	Senior Secured Second Lien Term Loan (12.45% Cash, 2.00% PIK)	12/29/2017	15,361,486	15,361,486	15,361,486	3.0%
				15,361,486	15,361,486	15,361,486

Cenegenics LLC(13)	Personal, Food and Miscellaneous Services	Senior Secured First Lien Term Loan (10.00% Cash, 2.25% PIK)	12/20/2017	19,414,099	19,414,099	19,899,452	3.9%
				19,414,099	19,414,099	19,899,452

Dispensing Dynamics International(8)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Note (12.50%)	1/1/2018	4,800,000	4,714,770	4,825,840	0.9%
				4,800,000	4,714,770	4,825,840

DLR Restaurants LLC (10) (13)	Restaurant & Franchise	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	9,683,644	9,683,644	9,683,644	1.9%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	254,645	254,645	254,645	0.0%
				9,938,289	9,938,289	9,938,289

DreamFinders Homes LLC (10)	Buildings and Real Estate	Senior Secured First Lien Term Loan A (LIBOR + 10.00% Cash)	4/30/2014	10,000,000	10,000,000	10,000,000	2.0%
		Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	9/13/2018	7,277,199	7,098,472	7,098,472	1.4%
		Warrants to purchase 5% of outstanding equity	9/13/2018	-	180,000	180,000	0.0%
				17,277,199	17,278,472	17,278,472

Exide Technologies (9)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured Note (8.63%)	2/1/2018	11,000,000	9,006,908	8,002,435	1.6%
				11,000,000	9,006,908	8,002,435

FC Operating LLC	Retail Stores	Senior Secured First Lien Term Loan (LIBOR + 10.75% Cash, 1.25% LIBOR Floor)	11/14/2017	10,925,000	10,925,000	10,860,657	2.1%
				10,925,000	10,925,000	10,860,657

Geneva Wood Fuels LLC (4) (11)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (4.50% Cash, 10.50% PIK)	12/31/2014	8,199,184	8,143,385	4,090,000	0.8%
				8,199,184	8,143,385	4,090,000

Harrison Gypsum LLC(13)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)	12/21/2017	23,885,299	23,885,299	23,885,299	4.7%
				23,885,299	23,885,299	23,885,299

HD Vest, Inc.	Finance	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.25% LIBOR Floor)	6/18/2019	8,750,000	8,750,000	8,750,000	1.7%
				8,750,000	8,750,000	8,750,000

Help/Systems LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)	6/28/2020	15,000,000	15,000,000	15,000,000	3.0%
				15,000,000	15,000,000	15,000,000

HGDS Acquisition LLC	Business Services	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.50% PIK)	3/28/2018	13,066,264	13,066,264	13,000,932	2.6%
				13,066,264	13,066,264	13,000,932

Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.50% LIBOR Floor)	1/3/2019	6,000,000	6,000,000	5,951,856	1.2%
		Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.25% LIBOR Floor)	1/3/2019	2,000,000	1,983,005	1,926,637	0.4%
				8,000,000	7,983,005	7,878,493

Ingenio Acquisition LLC	Personal, Food and Miscellaneous Services	Senior Secured First Lien Term Loan (12.75%)	5/9/2018	25,000,000	25,000,000	25,000,000	4.9%
				25,000,000	25,000,000	25,000,000

Insight Pharmaceuticals LLC	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (LIBOR + 11.75%, 1.50% LIBOR Floor)	8/25/2017	7,724,138	7,724,138	7,748,867	1.5%
				7,724,138	7,724,138	7,748,867

Integra Telecom	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor)	2/22/2020	12,132,000	12,158,115	12,329,145	2.4%
				12,132,000	12,158,115	12,329,145

Interface Security Systems (8)	Electronics	Senior Secured Note (9.25%)	1/15/2018	3,333,000	3,333,000	3,427,030	0.7%
				3,333,000	3,333,000	3,427,030

JD Norman Industries, Inc.	Diversified/Conglomerate Manufacturing	Senior Secured Second Lien Term Loan (13.50%)	1/28/2019	12,500,000	12,500,000	12,500,000	2.5%
				12,500,000	12,500,000	12,500,000

Lexmark Carpet Mills, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor, 2.50% LIBOR Cap)	9/30/2018	31,000,000	31,000,000	31,000,000	6.1%
				31,000,000	31,000,000	31,000,000

Linc Energy Finance (USA), Inc.(8)	Oil and Gas	Senior Secured Note (12.50%)	10/31/2017	3,500,000	3,392,153	3,823,750	0.7%
				3,500,000	3,392,153	3,823,750

Lydell Jewelry Design Studio LLC (10)(13)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 10.50%, 1.50% LIBOR Floor)	9/13/2018	13,072,000	13,072,000	13,072,000	2.6%
		Revolver (LIBOR + 10.50%, 1.50% LIBOR Floor)	9/13/2018	2,250,000	2,250,000	2,250,000	0.4%
		Warrants to purchase 13.3% of the outstanding membership units	9/13/2018	-	-	-	0.0%
				15,322,000	15,322,000	15,322,000

Meridian Behavioral Health LLC	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan A (LIBOR + 11.50% , 2.50% LIBOR Floor)	11/14/2016	10,289,141	9,902,304	10,289,141	2.0%
		Senior Secured First Lien Term Loan B (LIBOR + 11.50% , 2.50% LIBOR Floor)	11/14/2016	3,750,000	3,750,000	3,750,000	0.7%
		Warrants to purchase 8% of the outstanding equity	11/14/2016	-	536,296	1,071,347	0.2%
				14,039,141	14,188,600	15,110,488

Modern VideoFilm, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 3.00% PIK, 1.50% LIBOR Floor)	9/25/2017	11,868,109	11,583,071	9,791,187	1.9%
		Warrants to purchase 4.5% of the outstanding equity	9/25/2017	-	339,573	-	0.0%
				11,868,109	11,922,644	9,791,187

NCM Demolition and Remediation LP	Buildings and Real Estate	Senior Secured First Lien Term Loan (LIBOR + 11.50%, 1.00% LIBOR Floor)	8/29/2018	19,291,000	19,291,000	19,291,000	3.8%
				19,291,000	19,291,000	19,291,000

Physicians Care Alliance LLC (10) (13)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (10.00% Cash, 1.00% PIK)	12/28/2017	15,854,027	15,854,027	15,900,559	3.1%
		Revolving Credit Facility (10.50%)(7)	12/28/2017	-	-	-	0.0%
				15,854,027	15,854,027	15,900,559

Prestige Industries LLC	Business Services	Senior Secured Second Lien Term Loan (10.00% Cash, 3.00% PIK)	1/31/2017	6,029,795	5,914,778	5,506,459	1.1%
		Warrants to purchase 0.63% of the outstanding common units	1/31/2017	-	151,855	-	0.0%
				6,029,795	6,066,633	5,506,459

Prince Mineral Holdings Corp.(8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (11.50%)	12/15/2019	6,800,000	6,726,424	7,242,000	1.4%
				6,800,000	6,726,424	7,242,000

RCS Management Corporation & Specialized Medical Services, Inc.	Diversified/Conglomerate Service	Senior Secured Second Lien Term Loan ( LIBOR + 11.00% Cash, 0.50% PIK, 1.50% LIBOR Floor)	9/23/2015	25,474,725	25,474,725	25,336,272	5.0%
				25,474,725	25,474,725	25,336,272

Red Skye Wireless LLC (10)	Retail Stores	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 2.00% PIK, 1.00% LIBOR Floor)	6/27/2017	15,080,145	15,080,145	15,075,802	3.0%
				15,080,145	15,080,145	15,075,802

Reddy Ice Corporation	Beverage, Food and Tobacco	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)	10/1/2019	17,000,000	17,000,000	16,863,027	3.3%
				17,000,000	17,000,000	16,863,027

Revstone Aero LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 15.50% Cash, 3.00% PIK)	11/1/2013	13,203,903	13,051,823	13,203,780	2.6%
		Fee Note	11/1/2013	500,000	274,147	500,000	0.1%
				13,703,903	13,325,970	13,703,780

SESAC HOLDCO II	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.75%, 1.25% LIBOR Floor)	7/12/2019	3,500,000	3,494,828	3,561,527	0.7%
				3,500,000	3,494,828	3,561,527

Sizzling Platter LLC(8)	Restaurant & Franchise	Senior Secured Note (12.25% )	4/15/2016	10,867,000	11,066,638	11,500,444	2.3%
				10,867,000	11,066,638	11,500,444

Taylored Freight Services LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)	11/1/2017	14,239,039	14,239,039	13,992,136	2.8%
				14,239,039	14,239,039	13,992,136

Tempel Steel Company(8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (12.00%)	8/15/2016	12,000,000	11,828,051	11,616,000	2.3%
				12,000,000	11,828,051	11,616,000

Tenere Acquisition Corp.(10)	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	10,909,333	10,909,333	11,107,612	2.2%
				10,909,333	10,909,333	11,107,612

The Great Atlantic & Pacific Tea Company, Inc.	Grocery	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 2.00% LIBOR Floor)	3/13/2017	7,874,921	7,874,921	7,968,817	1.6%
				7,874,921	7,874,921	7,968,817

Travelclick, Inc.	Hotels, Motels, Inns and Gaming	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor)	3/26/2018	15,000,000	15,000,000	15,169,312	3.0%
				15,000,000	15,000,000	15,169,312

U.S. Well Services LLC (9)	Oil and Gas	Senior Secured Note (14.50%)	2/15/2017	21,558,808	21,430,696	21,564,270	4.2%
		Warrants to purchase 3.48% of the outstanding common membership interests	2/15/2017	-	11,370	436,137	0.1%
				21,558,808	21,442,066	22,000,407

United Restaurant Group L.P.	Restaurant & Franchise	Senior Secured Second Lien Term Loan (LIBOR + 11.50% Cash, 3.50% PIK)	12/31/2016	10,832,789	10,832,789	10,809,818	2.1%
				10,832,789	10,832,789	10,809,818

United Road Towing Inc. (13)	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (10.00% Cash, 5.00% PIK)	6/30/2014	21,016,117	20,653,191	19,937,991	3.9%
				21,016,117	20,653,191	19,937,991

Velum Global Credit Management LLC	Finance	Senior Secured First Lien Term Loan (15.00%)	3/31/2014	8,300,000	8,331,636	8,290,332	1.6%
				8,300,000	8,331,636	8,290,332

Water Capital USA, Inc.	Finance	Senior Secured First Lien Term Loan (7.00% Cash, 7.00% PIK)	1/3/2015	25,141,230	25,141,230	25,141,230	4.9%
				25,141,230	25,141,230	25,141,230

Westport Axle Corp.(13)	Automobile	Senior Secured First Lien Term Loan (11.50% Cash, 1.50% PIK)	11/17/2018	19,084,847	19,084,847	19,084,847	3.7%
				19,084,847	19,084,847	19,084,847

YRCW Receivables LLC	Cargo Transport	Senior Secured Second Lien Term Loan (LIBOR + 9.75% Cash, 1.50% LIBOR Floor)	9/30/2014	4,848,049	4,779,391	4,858,530	1.0%
				4,848,049	4,779,391	4,858,530

Subtotal Non-Controlled / Non-Affiliated Investments				$752,093,486	$748,405,904	$740,097,249

Affiliated Investments:
Cymax Stores, Inc.(9)	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (10.00% Cash, 5.00% PIK)	8/1/2015	9,006,620	8,605,486	8,466,223	1.7%
		190 Class B Common Units (5)		-	678,154	673,154	0.1%

Subtotal Affiliated Investments				$9,006,620	$9,283,640	$9,139,377

Total Investments, September 30, 2013				$761,100,106	$757,689,544	$749,236,626	147.0%

(1)	All of our investments are domiciled in the United States except for Cymax Stores, Inc. which is domiciled in Canada and denominated in USD.
(2)	Par amount includes accumulated PIK interest and is net of repayments.
(3)	Percentage is based on net assets of $509,834,455 as of September 30, 2013.
(4)	Investment is held via participation agreements with affiliated entities (See note 7).
(5)	190 Class B Common Units represent 19% ownership of Cymax Stores, Inc.
(6)	Fee note is a zero coupon note, due at the earlier of prepayment or maturity and stated interest rate represents an effective interest rate.
(7)	The entire commitment was unfunded at September 30, 2013. As such, no interest is being earned on this investment.
(8)	Securities were issued in a transaction exempt from registration under Rule 144A under the Securities Act of 1933. These securities represent a fair value of $55.7 million and 10.9% of net assets as of September 30, 2013 and are considered restricted.
(9)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(10)	The investment has an unfunded commitment as of September 30, 2013 (See note 8).
(11)	The investment was on PIK non-accrual status as of September 30, 2013.
(12)	Investment changed its name from Kelley Amerit Holdings, Inc. during FY 2013.
(13)	A portion of this investment was sold via a participation agreement (See note 3).
(14)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $17.1 million, $13.1 million and $4.0 million, respectively. The tax cost of investments is $745.3 million.

See accompanying notes to consolidated financial statements.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2013

Note 1. Organization

Medley Capital Corporation (the “Company”, “we” and “us”) is a non-diversified closed end management investment company incorporated in Delaware that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected and qualified to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are externally managed and advised by MCC Advisors LLC (“MCC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), pursuant to an investment management agreement.

Medley Capital BDC LLC (the “LLC”), a Delaware limited liability company, was formed on April 23, 2010. On January 18, 2011, the LLC, in accordance with Delaware law, converted into Medley Capital Corporation, a Delaware corporation, and on January 20, 2011, the Company filed an election to be regulated as a BDC under the 1940 Act.

On January 20, 2011, the Company consummated its IPO, sold 11,111,112 shares of common stock at $12.00 per share and commenced its operations and investment activities. On February 24, 2011, an additional 450,000 shares of common stock were issued at a price of $12.00 per share pursuant to the partial exercise of the underwriters’ option to purchase additional shares. Net of underwriting fees and offering costs, the Company received total cash proceeds of approximately $129.6 million.

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

On January 18, 2011, each of MOF LTD and MOF LP contributed their respective MOF I BDC membership interests to the LLC in exchange for LLC membership interests. As a result, MOF I BDC became a wholly-owned subsidiary of the LLC. As a result of the LLC’s conversion noted above, MOF LTD and MOF LP’s LLC membership interests were exchanged for 5,759,356 shares of the Company’s common stock at $14.75 per share. On February 23, 2012, MOF LTD and MOF LP collectively sold 4,406,301 shares of common stock in an underwritten public offering.  See Note 7 for further information.

On March 26, 2013, our wholly-owned subsidiary, Medley SBIC LP (“SBIC LP”), a Delaware limited partnership, received a license from Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958.

On August 27, 2013 we formed a wholly-owned subsidiary, MCC Investment Holdings LLC, a Delaware limited liability company, which holds certain of our portfolio equity investments. The subsidiary is consolidated with the Company for accounting purposes and the portfolio investments held by the subsidiary are included in the Company’s consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, MOF I BDC, MCC Investment Holdings LLC and SBIC LP. All references made to the “Company,” “we,” and “us” herein include Medley Capital Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP may be omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended September 30, 2013, which was filed with the U.S. Securities and Exchange Commission on December 10, 2013. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2014.

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

Deferred Financing Costs

Financing costs, incurred in connection with our credit facilities, unsecured notes and SBA debentures are deferred and amortized over the life of the respective facility or instrument.

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

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Other fee income for the three months ended December 31, 2013 and 2012 was approximately $6.6 million and $2.9 million, respectively.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as income when the services are rendered.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three months ended December 31, 2013 and 2012, the Company earned approximately $2.7 million and $2.2 million in PIK interest, respectively.

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

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At December 31, 2013, one portfolio company was on non-accrual status with a fair value of approximately $4.1 million, or 0.5% of the fair value of our portfolio.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	Our quarterly valuation process begins with each portfolio investment being initially valued by the investment professionals responsible for monitoring the portfolio investment;

•	Preliminary valuation conclusions are then documented and discussed with senior management; and

•	An independent valuation firm engaged by our board of directors prepares an independent valuation report for approximately one third of the portfolio investments each quarter on a rotating quarterly basis on non-fiscal year-end quarters, such that each of these investments will be valued by independent valuation firms at least twice per annum when combined with the fiscal year-end review of all the investments by independent valuation firms.

In addition, all of our investments are subject to the following valuation process:

•	Management reviews preliminary valuations and their own independent assessment;

•	The audit committee of our board of directors reviews the preliminary valuations of senior management and independent valuation firms; and

•	Our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of MCC Advisors, the independent valuation firms and the audit committee.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the calendar year ended December 31, 2011, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains and subsequently paid $35,501 in federal excise taxes. There is no provision for federal excise tax for 2013 accrued at December 31, 2013 and September 30, 2013.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at December 31, 2013 or September 30, 2013. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of December 31, 2013 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$450,478	54.3%	$437,669	53.5%
Senior Secured Second Lien Term Loans	290,432	35.0	290,154	35.4
Senior Secured Notes	86,119	10.4	86,185	10.5
Unsecured Debt	257	0.1	257	0.1
Equity/Warrants	2,407	0.2	4,193	0.5
Total	$829,693	100.0%	$818,458	100.0%

The composition of our investments as of September 30, 2013 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$418,109	55.2%	$408,802	54.5%
Senior Secured Second Lien Term Loans	253,210	33.4	251,963	33.6
Senior Secured Notes	84,125	11.1	85,262	11.4
Unsecured Debt	255	0.1	255	0.1
Equity/Warrants	1,991	0.2	2,955	0.4
Total	$757,690	100.0%	$749,237	100.0%

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2013 (dollars in thousands):

	Investments at
	Fair Value	Percentage
Personal and Nondurable Consumer Products (Manufacturing Only)	$65,068	8.0%
Business Services	58,990	7.2
Oil and Gas	58,427	7.1
Retail Stores	57,045	7.0
Personal, Food and Miscellaneous Services	53,134	6.5
Healthcare, Education and Childcare	43,274	5.3
Finance	43,167	5.3
Mining, Steel, Iron and Nonprecious Metals	42,826	5.2
Home and Office Furnishings, Housewares, and Durable Consumer Products	40,333	4.9
Telecommunications	39,575	4.8
Buildings and Real Estate	39,121	4.8
Aerospace & Defense	37,971	4.6
Beverage, Food, and Tobacco	33,964	4.1
Restaurant & Franchise	29,461	3.6
Diversified/Conglomerate Service	25,545	3.1
Automobile	24,099	2.9
Diversified/Conglomerate Manufacturing	23,830	2.9
Leisure, Amusement, Motion Pictures, Entertainment	22,001	2.7
Containers, Packaging and Glass	15,484	1.9
Hotels, Motels, Inns and Gaming	15,264	1.9
Chemicals, Plastics and Rubber	13,750	1.7
Cargo Transport	12,320	1.5
Grocery	8,017	1.0
Electronics	7,996	1.0
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	7,796	1.0
Total	$818,458	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2013 (dollars in thousands):

	Investments at
	Fair Value	Percentage
Personal, Food and Miscellaneous Services	$72,586	9.7%
Healthcare, Education and Childcare	64,138	8.6
Business Services	59,932	8.0
Personal and Nondurable Consumer Products (Manufacturing Only)	48,017	6.4
Automobile	43,733	5.8
Mining, Steel, Iron and Nonprecious Metals	42,743	5.7
Finance	42,182	5.6
Home and Office Furnishings, Housewares, and Durable Consumer Products	40,139	5.4
Retail Stores	39,196	5.2
Buildings and Real Estate	36,570	4.9
Oil and Gas	35,987	4.8
Restaurant & Franchise	32,249	4.3
Aerospace & Defense	29,567	3.9
Hotels, Motels, Inns and Gaming	26,018	3.5
Diversified/Conglomerate Service	25,336	3.4
Diversified/Conglomerate Manufacturing	23,608	3.2
Beverage, Food and Tobacco	16,863	2.2
Telecommunications	12,329	1.6
Cargo Transport	12,305	1.6
Containers, Packaging and Glass	12,000	1.6
Leisure, Amusement, Motion Pictures, Entertainment	9,791	1.3
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8,002	1.1
Electronics	7,977	1.1
Grocery	7,969	1.1
Total	$749,237	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business. The following table shows the portfolio composition by geographic location at fair value at December 31, 2013 (dollars in thousands):

	Investments at Fair Value	Percentage
Midwest	$236,230	28.9%
West	189,204	23.1
Southeast	134,953	16.5
Southwest	122,097	14.9
Northeast	79,142	9.7
Mid-Atlantic	47,499	5.8
International	9,333	1.1
Total	$818,458	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2013 (dollars in thousands):

	Investments at Fair Value	Percentage
Midwest	$231,437	30.9%
West	182,195	24.3
Southeast	103,692	13.9
Southwest	101,386	13.5
Northeast	61,490	8.2
Mid-Atlantic	59,898	8.0
International	9,139	1.2
Total	$749,237	100.0%

Transactions With Affiliated Companies

During the three months ended December 31, 2013 and 2012, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows:

Name of Investment	Fair Value at September 30, 2013	Purchases (Sales) of/Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Income Earned	Fair Value at December 31, 2013	Capital Loss
Non-Controlled Affiliates
Cymax Stores, Inc.	$9,139,377	$-	$-	$393,046	$9,332,842	$-
Total Non-Controlled Affiliates	$9,139,377	$-	$-	$393,046	$9,332,842	$-

Name of Investment	Fair Value at September 30, 2012	Purchases (Sales) of/Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Income Earned	Fair Value at December 31, 2012	Capital Loss
Non-Controlled Affiliates
Cymax Stores, Inc.	$8,208,006	$-	$-	$368,536	$8,433,692	$-
Total Non-Controlled Affiliates	$8,208,006	$-	$-	$368,536	$8,433,692	$-

Purchases (sales) of/advances (distributions) to affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the three months ended December 31, 2013 and 2012, respectively. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from affiliates is included in total investment income on the consolidated statements of operations for the three months ended December 31, 2013 and 2012, respectively.

Loan Participation Sales

Since inception, the Company has sold portions of thirteen investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company in an aggregate amount of approximately $75.3 million. At December 31, 2013, the aggregate fair value of the loans sold on participation was $149.2 million. Such investments where the Company has retained a proportionate interest are included in the consolidated schedule of investments. All of these investments are classified within Level 3 of the fair value hierarchy, as defined in Note 4.

During the three months ended December 31, 2013 and 2012, the Company made interest and (principal) payments to the sub-participant in the aggregate amount of $22.5 million and $0.4 million. Under the terms of the participation agreements, the Company will make periodic payments to the sub-participant equal to the sub-participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

Note 4. Fair Value Measurements

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

·	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

·	Level 2 — Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

·	Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and are based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of December 31, 2013 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$-	$437,669	$437,669
Senior Secured Second Lien Term Loans	-	-	290,154	290,154
Senior Secured Notes	-	7,797	78,388	86,185
Unsecured Debt	-	-	257	257
Equity/Warrants	-	-	4,193	4,193
Total	$-	$7,797	$810,661	$818,458

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2013 (dollars in thousands):
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$-	$408,802	$408,802
Senior Secured Second Lien Term Loans	-	-	251,963	251,963
Senior Secured Notes	-	8,003	77,259	85,262
Unsecured Debt	-	-	255	255
Equity/Warrants	-	-	2,955	2,955
Total	$-	$8,003	$741,234	$749,237

The following table provides a reconciliation of the beginning and ending balances for investments that use level 3 inputs for the three months ended December 31, 2013 (dollars in thousands):

	Senior	Senior
	Secured	Secured
	First	Second	Senior
	Lien Term	Lien Term	Secured	Unsecured	Equities/
	Loans	Loans	Notes	Debt	Warrants	Total
Balance as of September 30, 2013	$408,802	$251,963	$77,259	$255	$2,955	$741,234
Purchases and other adjustments to cost	21,704	785	4,934	2	-	27,425
Originations	70,426	65,680	-	-	417	136,523
Sales	-	-	(2,985)	-	-	(2,985)
Settlements	(59,761)	(29,242)	-	-	-	(89,003)
Net realized gains (losses) from investments	-	-	45	-	-	45
Net unrealized gains (losses)	(3,502)	968	(865)	-	821	(2,578)
Balance as of December 31, 2013	$437,669	$290,154	$78,388	$257	$4,193	$810,661

The following table provides a reconciliation of the beginning and ending balances for investments that use level 3 inputs for the three months ended December 31, 2012 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured Notes	Equities / Warrants	Total
Balance as of September 30, 2012	$186,841	$157,015	$42,213	$2,343	$388,412
Purchases and other adjustments to cost	13,105	5,194	22,718	-	41,017
Originations	94,485	20,000	-	-	114,485
Sales	(26,669)	-	(3,052)	(144)	(29,865)
Settlements	(4,574)	(4,407)	-	-	(8,981)
Net realized gains (losses) from investments	97	72	53	-	222
Net change in unrealized gains (losses)	(2,631)	152	680	1,203	(596)
Balance as of December 31, 2012	$260,654	$178,026	$62,612	$3,402	$504,694

Net change in unrealized loss related to investments still held as of December 31, 2013 and 2012, was approximately $2.0 million and $0.4 million, respectively.

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

The following table presents the quantitative information about level 3 fair value measurements of our investments, as of December 31, 2013 (dollars in thousands):

	Fair value	Valuation techniques	Unobservable input	Range (weighted average)
Senior Secured First Lien Term Loans	$419,740	Market approach	Market yield	9.6% - 23.5%
				(12.7%)

Senior Secured First Lien Term Loans	$17,252	Cost recovery	EV coverage	N/A

Senior Secured First Lien Term Loans - Fee Note	$677	Market approach	Market yield	0.0% - 14.9%
				(3.9%)

Senior Secured Second Lien Term Loans	$290,154	Market approach	Market yield	9.1% - 25.5%
				(12.7%)

Senior Secured Notes	$78,388	Market approach	Market yield	8.6% - 15.1%
				(12.4%)

Unsecured Debt	$257	Market approach	Market yield	16.0%

Equity/Warrants	$4,193	Enterprise valuation analysis	EBITDA multiple (1)	0.2x –16.2x (5.9	x)

Total	$810,661

The following table presents the quantitative information about level 3 fair value measurements of our investments, as of September 30, 2013 (dollars in thousands):

	Fair value	Valuation techniques	Unobservable input	Range (weighted average)
Senior Secured First Lien Term Loans	$404,041	Market approach	Market yield	10.0% - 50.6%
				(14.4%)

Senior Secured First Lien Term Loans	$4,090	Cost recovery	EV coverage	N/A

Senior Secured First Lien Term Loans - Fee Note	$671	Market approach	Market yield	0.0% - 14.9%
				(3.8%)

Senior Secured Second Lien Term Loans	$251,963	Market approach	Market yield	9.3% - 20.7%
				(12.6%)

Senior Secured Notes	$77,259	Market approach	Market yield	8.4% - 14.5%
				(12.2%)

Unsecured Debt	$255	Market approach	Market yield	16.0%

Equity/Warrants	$2,955	Enterprise valuation analysis	EBITDA multiple(1)	0.2x – 6.5x (4.1	x)

Total	$741,234

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

Credit Facility

On September 25, 2013, the Company closed $15.0 million of additional commitment to the revolving credit facility (the “Revolving Facility”) resulting in total commitments to the Revolving Facility of $245.0 million and $5.0 million of additional commitment to the term loan credit facility (the “Term Loan Facility,” and together with the Revolving Facility the “Facilities”) resulting in total commitments to the Term Facility of $120.0 million.

As of December 31, 2013 and 2012, the carrying amount of our borrowings under the Facilities approximated the fair value of our debt obligations. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2013 and 2012, the Facilities would be deemed to be level 3, as defined in Note 4.

As of December 31, 2013, $3.8 million of financing costs related to the Revolving Facility and $2.1 million of financing costs related to the Term Loan Facility have been capitalized and are being amortized over their respective terms. For the three months ended December 31, 2013, we recorded $2.5 million of interest and financing expenses related to the Facilities, of which $0.4 million was attributable to interest related to the Revolving Facility, $0.5 million to commitment fees related to the Revolving Facility, $1.3 million to interest related to the Term Loan Facility and $0.3 million of amortization of deferred financing costs related to the Facilities. As of December 31, 2013, there was $95.9 million and $120.0 million outstanding under the Revolving Facility and Term Loan Facility, respectively. For the three months ended December 31, 2013, our weighted average outstanding debt balance and our weighted average stated interest rate on the Facilities were $162.3 million and 4.0%, respectively. As of December 31, 2012, $3.3 million of financing costs related to the Revolving Facility and $1.7 million of financing costs related to the Term Loan Facility had been capitalized and are being amortized over their respective terms. For the three months ended December 31, 2012, we recorded $1.5 million of interest and financing expenses related to the Facilities, of which, $0.3 million was attributable to interest related to the Revolving Facility, $0.3 million to commitment fees related to the Revolving Facility, $0.7 million to interest related to the Term Loan Facility and $0.2 million of amortization of deferred financing costs related to the Facilities. As of December 31, 2012, there was $44.0 million outstanding under the Revolving Facility and $80.5 million outstanding under the Term Loan Facility. For the three months ended December 31, 2012, our weighted average outstanding debt balance and our weighted average stated interest rate on the Facilities were $94.9 million and 4.3%, respectively.

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

As of December 31, 2013, the carrying amount and fair value of the 2019 Notes was $40.0 million and $40.6 million, respectively. The carrying amount and fair value of the 2023 Notes was $63.5 million and $56.8 million, respectively. As of December 31, 2012, the carrying amount and fair value of the 2019 Notes was $40.0 million and $41.3 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Unsecured Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. At December 31, 2013, and 2012, the Unsecured Notes would be deemed to be level 1, as defined in Note 4.

As of December 31, 2013, $1.5 million of financing costs related to the 2019 Notes and $2.1 million of financing costs related to the 2023 Notes have been deferred and are being amortized over their respective terms. For the three months ended December 31, 2013, we recorded $1.8 million of interest and financing expenses related to the Unsecured Notes, of which $0.7 million to interest related to the 2019 Notes, $1.0 million to interest related to the 2023 Notes and $0.1 million of amortization of deferred financing costs related to the Unsecured Notes. As of December 31, 2013, $40.0 million and $63.5 million in aggregate principal amount of the 2019 Notes and the 2023 notes were outstanding, respectively. For the three months ended December 31, 2013, our weighted average outstanding debt balance and our weighted average stated interest rate on the Unsecured Notes were $103.4 million and 6.5%, respectively. As of December 31, 2012, $1.5 million of financing costs related to the 2019 Notes had been capitalized and are being amortized over their respective terms. For the three months ended December 31, 2012, we recorded $0.7 million of interest expense and $0.1 million of amortization of deferred financing costs related to the Unsecured Notes. As of December 31, 2012, $40.0 million in aggregate principal amount of the 2019 Notes were outstanding. For the three months ended December 31, 2012, our weighted average outstanding debt balance and our weighted average stated interest rate on the Unsecured Notes were $40.0 million and 7.1%, respectively.

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

As of December 31, 2013, SBIC LP had $50.0 million in regulatory capital and had $44.0 million SBA-guaranteed debentures outstanding. The interest rate on $5.0 million of outstanding debentures is fixed at an average annualized rate of 4.4%. The annualized interim financing rate on the remaining $39.0 million of outstanding debentures was 1.4% as of December 31, 2013. The interest rate on the $39.0 million of interim outstanding debentures will be fixed at the next pooling date, which is March 26, 2014.

As of December 31, 2013, the carrying amount of the SBA-guaranteed debentures approximated the fair value of our debt obligations. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2013, the SBA-guaranteed debentures would be deemed to be level 3, as defined in Note 4.

For the three months ended December 31, 2013, we recorded $237,033 of interest and financing expenses related to the SBA guaranteed debenture, of which $172,219 was attributable to interest expense and $64,814 of amortization of commitment fee and upfront fees. As of December 31, 2013, the weighted average outstanding debt balance and the weighted average stated interest rate for all SBA-guaranteed debentures was $36.5 million and 1.9%, respectively.

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

The incentive fee consists of the following two parts:

The first, calculated and payable quarterly in arrears is based on our pre-incentive fee net investment income earned during the calendar quarter for which the Incentive Fee is being calculated. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter including the base management fee, expenses payable under the administration agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets calculated as of the end of the calendar quarter immediately preceding the calendar quarter for which the incentive fee is being calculated, will be compared to a “hurdle rate” of 2.00% per quarter (8.0% annualized). We will pay the Adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

(1) no incentive fee for any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;

(2) 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.50% (10.0% annualized) in any calendar quarter; and

(3) 20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% (10.0% annualized) in any calendar quarter.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Management Agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (1) the sum of our cumulative realized capital losses and unrealized capital depreciation from (2) our cumulative aggregate realized capital gains. If the amount so calculated is positive, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the aggregate amount of Capital Gains Fee paid in all prior years. If such amount is negative, then no Capital Gains Fee will be payable for such year. If this Agreement is terminated as of a date that is not a calendar year end, the termination date shall be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.

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

For the three months ended December 31, 2013 and 2012, the Company incurred base management fees to MCC Advisors of $3.7 million and $2.1 million, respectively. For the three months ended December 31, 2013 and 2012, we incurred $4.3 million and $2.4 million in incentive fees related to pre-incentive fee net investment income, respectively.

As of December 31, 2013 and September 30, 2013, $7.9 million and $6.9 million were included in “management and incentive fees payable,” in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by our administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three months ended December 31, 2013 and 2012, we incurred $0.7 million and $0.5 million in administrator expenses, respectively.

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

The Company holds its investment in Geneva Wood Fuels LLC through a participation agreement with an affiliated entity, which represents 0.5% of the Company’s investments as of December 31, 2013 and 0.6% as of September 30, 2013. By virtue of owning loans through a participation agreement, the Company has a contractual relationship with the affiliate, not the borrower. As a result, the Company is subject to the credit risk of the affiliate as well as that of the borrower. As of December 31, 2013 and September 30, 2013, the principal amount related to this loan participation was $8.2 million and $8.2 million, respectively. There was no investment income recorded related to this loan participation for the three months ended December 31, 2013, as it was on non-accrual status. For the three months ended December 31, 2012, total investment income related to this loan participation was $0.3 million.

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

Note 8. Commitments and Contingencies

As of December 31, 2013, we had commitments under loan and financing agreements to fund up to $45.7 million to 8 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. As of September 30, 2013, we had commitments under loan and financing agreements to fund up to $33.1 million to 6 portfolio companies. These commitments are primarily composed of senior secured term loans and preferred equity. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2013 and September 30, 2013 is shown in the table below (dollars in thousands):

	As of
	December 31, 2013	September 30, 2013
Red Skye Wireless LLC	$15,000	$15,000
Wheels Up Partners LLC	11,882	-
Lydell Jewelry Design Studio LLC	5,928	5,928
Be Green Manufacturing and Distribution Centers LLC – Delayed Draw TL	4,167	-
DreamFinders Homes - TLB	2,723	2,723
DLR Restaurants LLC	2,437	4,177
Tenere Acquisition Corp.	2,000	2,000
Be Green Manufacturing and Distribution Centers LLC – Revolver	833	-
Physicians Care Alliance LLC - Revolver	767	767
DreamFinders Homes - TLA	-	2,500
Total	$45,737	$33,095

Note 9. Other fee income

The other fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, transaction break-up fee and other miscellaneous fees. The following table summarizes the Company’s other fee income for the three months ended December 31, 2013 and 2012 (dollars in thousands):

	For the three months ended December 31
	2013	2012
Origination fee	$3,031	$2,028
Prepayment fee	3,026	159
Amendment fee	286	319
Transaction break-up fee	100	-
Administrative agent fee	114	61
Other fees	26	312
Other fee income	$6,583	$2,879

Note 10. Directors Fees

The independent directors receive an annual fee of $35,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended December 31, 2013 and 2012, we accrued $0.2 million and $0.1 million for directors’ fees expense, respectively. Effective January 1, 2014, each independent director will receive an annual fee of $55,000. The other director fees described above will remain the same.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended December 31, 2013 and 2012 (dollars in thousands except share and per share amounts):

	For the three months ended December 31
Basic and diluted	2013	2012
Net increase in net assets from operations	$14,293	$9,613
Weighted average common shares outstanding	40,162,592	24,767,375
Earnings per common share-basic and diluted	$0.36	$0.39

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended December 31, 2013 and 2012:

	For the three months ended December 31
	2013	2012
Per share data:
Net asset value per share at beginning of year	$12.70	$12.52

Net investment income (1)	0.42	0.39
Net realized gains on investments	0.00	0.01
Net unrealized appreciation/(depreciation) on investments	(0.07)	(0.01)
Net increase in net assets (2)	0.36	0.39

Distributions declared from net investment income	(0.37)	(0.36)
Total distributions to stockholders	(0.37)	(0.36)

Issuance of common stock, net of underwriting costs	0.00	0.13
Offering costs	0.00	(0.01)
Other (3)	-	0.02
Total capital share transactions	-	0.14

Net asset value at end of period	$12.68	$12.69
Net assets at end of period	$509,895,695	$363,747,895
Shares outstanding at end of period	40,199,813	28,662,049

Per share market value at end of period	$13.85	$14.56
Total return based on market value (4)	3.23%	6.32%
Total return based on net asset value (5)	2.62%	4.14%
Portfolio turnover rate	12.95%	3.84%

The following is a schedule of ratios and supplemental data for the three months ended December 31, 2013 and 2012:

	For the three months ended December 31
	2013	2012
Ratios: (6)
Ratio of net investment income to average net assets	14.97%	14.00%
Ratio of total expenses to average net assets	12.87%	11.80%
Ratio of incentive fees to average net assets	3.74%	3.50%

Supplemental Data:
Ratio of operating expenses and credit facility related expenses to average net assets	9.12%	8.29%
Average debt outstanding (7)	$302,306,522	$134,852,174
Average debt outstanding per common share	$7.53	$5.44
Asset coverage ratio per unit (8)	2,596	3,211
Average market value per unit
Facilities (9)	N/A	N/A
SBA debentures (9)	N/A	N/A
Notes due 2019	$25.76	$26.05
Notes due 2023	$23.19	N/A

(1)	Net investment income based on total weighted average common stock outstanding was $0.42 per share and $0.39 per share for the three months ended December 31, 2013 and 2012, respectively.

(2)	May not foot due to rounding.

(3)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(4)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(5)	Total annual return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(6)	Ratios are annualized.
(7)	Based on daily weighted average balance of debt outstanding during the period.
(8)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(9)	The Facilities and SBA debentures are not registered for public trading.

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

The following table summarizes the Company’s dividend declarations and distributions during the three months ended December 31, 2013 and 2012:

Date Declared	Record Date	Payment Date	Amount Per Share
For the three months ended December 31, 2013
10/30/2013	11/22/2013	12/13/2013	0.37
			$0.37

Date Declared	Record Date	Payment Date	Amount Per Share
For the three months ended December 31, 2012
11/1/2012	11/23/2012	12/14/2012	0.36
			$0.36

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended December 31, 2013, except as disclosed below.

On February 5, 2014, the Company completed a public offering of 6,00,000 share of its common stock at a public offering price of $14.00 per share, raising approximately $80.9 million in net proceeds after deducting discounts and commissions and estimated offering expenses.

On February 5, 2014, the Company’s board of directors declared a quarterly dividend of $0.37 per share payable on March 14, 2014, to stockholders of record at the close of business on February 26, 2014.

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

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Our investment objective is to generate current income and capital appreciation by lending directly to privately-held middle market companies to help these companies fund acquisitions, growth or refinancing. Our portfolio generally consists of senior secured first lien term loans and senior secured second lien term loans. In many of our investments, we receive warrants or other equity participation features, which we believe will increase the total investment returns.

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

Portfolio and Investment Activity

As of December 31, 2013, our portfolio consisted of investments in 63 portfolio companies with a fair value of approximately $818.5 million. During the three months ended December 31, 2013, we invested $147.6 million in 12 new portfolio companies and $13.0 million in 5 existing portfolio companies, and we had $92.0 million in aggregate amount of exits and repayments, resulting in net investments of $68.6 million for the period.

As of December 31, 2012, our portfolio consisted of investments in 46 portfolio companies with a fair value of approximately $520.7 million. During the three months ended December 31, 2012, we invested $117.2 million in 11 new portfolio companies and $16.0 million in 7 existing portfolio companies, and we had $16.8 million in aggregate amount of exits and repayments, resulting in net investments of $116.4 million for the period.

As of December 31, 2013, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $13.2 million and $13.0 million, and $26.0 million and $26.0 million, respectively, and we had approximately $46.1 million of cash and cash equivalents. As of December 31, 2012, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $11.4 million and $11.3 million, and $25.4 million and $25.4 million, respectively, and we had approximately $1.7 million of cash and cash equivalents.

The composition of our investments as of December 31, 2013 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$450,478	54.3%	$437,669	53.5%
Senior Secured Second Lien Term Loans	290,432	35.0	290,154	35.4
Senior Secured Notes	86,119	10.4	86,185	10.5
Unsecured Debt	257	0.1	257	0.1
Equity/Warrants	2,407	0.2	4,193	0.5
Total	$829,693	100.0%	$818,458	100.0%

The composition of our investments as of September 30, 2013 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$418,109	55.2%	$408,802	54.5%
Senior Secured Second Lien Term Loans	253,210	33.4	251,963	33.6
Senior Secured Notes	84,125	11.1	85,262	11.4
Unsecured Debt	255	0.1	255	0.1
Equity/Warrants	1,991	0.2	2,955	0.4
Total	$757,690	100.0%	$749,237	100.0%

As of December 31, 2013, the weighted average loan to value ratio (“LTV”) of our portfolio investments was approximately 56.0%. We believe that the LTV ratio for a portfolio investment is a useful indicator of the riskiness of the portfolio investment, or its likelihood of default. As part of our investment strategy, we seek to structure transactions with downside protection and seek LTVs of lower than 65%. We regularly evaluate the LTV of our portfolio investments and believe that LTV is a useful indicator for management and investors.

As of December 31, 2013, our income-bearing investment portfolio, which represented nearly 99.4% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 13.6%, and 60.2% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 39.8% bore interest at fixed rates.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2013 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$34,888	4.3%
2	723,574	88.4
3	48,110	5.9
4	7,796	0.9
5	4,090	0.5
Total	$818,458	100.0%

 The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2013 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$37,618	5.0%
2	650,130	86.8
3	49,396	6.6
4	8,003	1.1
5	4,090	0.5
Total	$749,237	100.0%

Results of Operations

Operating results for the three months ended December 31, 2013 and 2012 are as follows (dollars in thousands):

	For the three months ended December 31
	2013	2012
	($ in thousands)
Total investment income	$31,668	$17,719
Total expenses	14,637	8,102
Net investment income	17,030	9,617
Net realized gains (losses)	45	222
Net unrealized gains (losses)	(2,783)	(226)
Net increase in net assets resulting from operations	$14,293	$9,613

Investment Income

For the three months ended December 31, 2013, investment income totaled $31.7 million, of which $25.1 million was attributable to portfolio interest and $6.6 million to other fee income.

For the three months ended December 31, 2012, investment income totaled $17.7 million, of which $14.8 million was attributable to portfolio interest and $2.9 million to other fee income

Operating Expenses

Operating expenses for the three months ended December 31, 2013 and 2012 were as follows:

	For the three months ended December 31
	2013	2012
	($ in thousands)
Base management fees	$3,665	$2,096
Incentive fees	4,258	2,404
Administrator expenses	672	522
Professional fees	614	292
Interest and financing expenses	4,540	2,317
Directors fees	151	113
Insurance	140	67
General and administrative	597	291
Expenses	$14,637	$8,102

For the three months ended December 31, 2013, total operating expenses increased by $6.5 million, or 80.7%, compared to the three months ended December 31, 2012.

Interest and financing expenses were higher in the three months ended December 31, 2013 than the three months ended December 31, 2012 as a result of increase in commitment on a four-year senior secured revolving credit facility, issuing $40.0 million in aggregate principal amount of 7.125% unsecured notes that mature on March 30, 2019 (the “2019 Notes“), entering into a new five-year senior secured term loan credit facility, issuing $63.5 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes“) and issuing SBA-guaranteed debentures.

Excluding interest and financing expenses, expenses increased for the three months ended December 31, 2013 compared to the three months ended December 31, 2012 due to an increase in professional fees, base management fees, incentive fees, administrative service fees, general administrative expenses and organizational expenses. Professional fees and administrative service fees have increased due to higher legal, audit, valuation services and administrator expenses. Base management fees, which are calculated based on average gross assets, increased due to the growth in the portfolio throughout the period. The incentive fee increased as a result of the increase in pre-incentive fee net investment income.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended December 31, 2013 and 2012, we recognized $45,000 of realized gains and $0.2 million of realized gains on our portfolio investments, respectfully.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended December 31, 2013 and 2012, we had $2.8 million and $0.2 million of unrealized depreciation, respectively, on portfolio investments.

Changes in Net Assets from Operations

For the three months ended December 31, 2013, we recorded a net increase in net assets resulting from operations of $14.3 million compared to a net increase in net assets resulting from operations of $9.6 million for the three months ended December 31, 2012. The difference is attributable to an increase in total investment income offset by an increase in total operating expenses, resulting from portfolio growth and an increase in net unrealized depreciation for the three months ended December 31, 2013, as compared to the same period in the prior year. Based on 40,162,592 and 24,767,375 weighted average common shares outstanding for the three months ended December 31, 2013 and 2012, respectively, our per share net increase in net assets resulting from operations was $0.36 for the three months ended December 31, 2013 compared to a per share net increase in net assets from operations of $0.39 for the three months ended December 31, 2012.

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

On March 21, 2012, we issued $40.0 million in aggregate principal amount of the 2019 Notes. The 2019 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after March 30, 2015. The 2019 Notes bear interest at a rate of 7.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The 2019 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MCQ”. As of December 31, 2013, $40.0 million in aggregate principal amount of the 2019 Notes were outstanding.

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

Amendment No. 1 to the Revolving Facility revised the Revolving Facility, to, among other things, increase the amount available for borrowing from $125.0 million to $132.5 million; permit the Term Loan Facility; and extend the maturity date from August 4, 2015 to August 31, 2016. Amendment No. 1 to the Revolving Facility also changes the interest rate of the Revolving Facility from (a) Eurocurrency loans from LIBOR + 3.75% per annum, with a 1% LIBOR floor, to (i) when the Company’s stockholders’ equity is less than or equal to $350.0 million and the step-down condition is not satisfied, LIBOR plus 3.75% per annum, with no LIBOR floor, and (ii) when the Company’s stockholders’ equity exceeds $350.0 million and the step-down condition is satisfied, LIBOR plus 3.25% per annum, with no LIBOR floor, and (b) alternative base rate loans based, or ABR, on 2.75% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5%, LIBOR for a period of three months plus 1% or the ABR Floor of 2% to (i) when the Company’s stockholders’ equity is less than or equal to $350.0 million and the step-down condition is not satisfied, 2.75% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5% or LIBOR for a period of three months plus 1%, and (ii) when the Company’s stockholders’ equity exceeds $350.0 million and the step-down condition is satisfied, 2.25% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5% or LIBOR for a period of three months plus 1%. As of December 31, 2013, there was $95.9 million outstanding under the Revolving Facility.

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

As of December 31, 2013, we had $46.1 million in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

If our common stock trades below our net asset value per share, we will generally not be able to issue additional common stock at the market price unless our stockholders approve such a sale and our Board of Directors makes certain determinations. A proposal, approved by our stockholders at our reconvened 2013 Annual Meeting of Stockholders, authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings (subject to certain conditions, including that the number of shares issued in such offerings does not exceed 25% of our then outstanding common stock, at a price below, but no more than 20% below, our then current net asset value) for a period expiring on the earlier of the anniversary of the date of the 2013 Annual Meeting or the date of our 2014 Annual Meeting of Stockholders, which is expected to be held on February 11, 2014. We intend to seek stockholder approval to sell our common stock below NAV at our 2014 Annual Meeting of Stockholders, on the same terms that were approved at our 2013 Annual Meeting of Stockholders.

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

As of December 31, 2013, SBIC LP had $50.0 million in regulatory capital and had $44.0 million SBA-guaranteed debentures outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. As of December 31, 2013, we had commitments under loan and financing agreements to fund up to $45.7 million to 8 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. As of September 30, 2013, we had commitments under loan and financing agreements to fund up to $33.1 million to 6 portfolio companies. These commitments are primarily composed of senior secured term loans and preferred equity. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments at December 31, 2013 and September 30, 2013 is shown in the table below (dollars in thousands):

	As of
	December 31, 2013	September 30, 2013
Red Skye Wireless LLC	$15,000	$15,000
Wheels Up Partners LLC	11,882	-
Lydell Jewelry Design Studio LLC	5,928	5,928
Be Green Manufacturing and Distribution Centers LLC – Delayed Draw TL	4,167	-
DreamFinders Homes - TLB	2,723	2,723
DLR Restaurants LLC	2,437	4,177
Tenere Acquisition Corp.	2,000	2,000
Be Green Manufacturing and Distribution Centers LLC – Revolver	833	-
Physicians Care Alliance LLC - Revolver	767	767
DreamFinders Homes - TLA	-	2,500
Total	$45,737	$33,095

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at December 31, 2013 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving Facility	$95,900	$-	$95,900	$-	$-
Term Loan Facility	120,000	-	-	120,000	-
7.125% Notes	40,000	-	-	-	40,000
6.125% Notes	63,500	-	-	-	63,500
SBA Debenture	44,000	-	-	-	44,000
Total contractual obligations	$363,400	$-	$95,900	$120,000	$147,500

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

The following table summarizes the dividends declared through the three months ended December 31, 2013:

Date Declared	Record Date	Payment Date	Amount Per Share
5/11/2011	6/1/2011	6/15/2011	0.16
8/4/2011	9/1/2011	9/15/2011	0.21
11/29/2011	12/15/2011	12/30/2011	0.25
2/2/2012	2/24/2012	3/15/2012	0.28
5/2/2012	5/25/2012	6/15/2012	0.31
8/1/2012	8/24/2012	9/14/2012	0.36
11/1/2012	11/23/2012	12/14/2012	0.36
1/30/2013	2/27/2013	3/15/2013	0.36
5/1/2013	5/27/2013	6/14/2013	0.36
7/31/2013	8/23/2013	9/13/2013	0.37
10/30/2013	11/22/2013	12/13/2013	0.37

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

The investment management agreement also provides that MCC Advisors is entitled to an incentive fee. The incentive fee consists of the following two parts:

The first, calculated and payable quarterly in arrears is based on our pre-incentive fee net investment income earned during the calendar quarter for which the Incentive Fee is being calculated. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter including the base management fee, expenses payable under the administration agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets calculated as of the end of the calendar quarter immediately preceding the calendar quarter for which the incentive fee is being calculated, will be compared to a “hurdle rate” of 2.00% per quarter (8.0% annualized). We will pay the Adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

(1) no incentive fee for any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;

(2) 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.50% (10.0% annualized) in any calendar quarter; and

(3) 20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% (10.0% annualized) in any calendar quarter.

The second part of the incentive fee (the “Capital Gains Fee”) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Management Agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (1) the sum of our cumulative realized capital losses and unrealized capital depreciation from (2) our cumulative aggregate realized capital gains. If the amount so calculated is positive, then the Capital Gains Fee for such year is equal to 20.0% of such amount, less the aggregate amount of Capital Gains Fee paid in all prior years. If such amount is negative, then no Capital Gains Fee will be payable for such year. If this Agreement is terminated as of a date that is not a calendar year end, the termination date shall be treated as though it were a calendar year end for purposes of calculating and paying a Capital Gains Fee.

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

Non-accrual. We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At December 31, 2013, one portfolio company was on non-accrual status with a fair value of approximately $4.1 million, or 0.5% of the fair value of our portfolio. At September 30, 2013, we had one portfolio company on PIK non-accrual status.

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

Recent Developments

On February 5, 2014, the Company completed a public offering of 6,000,000 shares of its common stock at a public offering price of $14.00 per share, raising approximately $80.9 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.

On February 5, 2014, the Company’s board of directors declared a quarterly dividend of $0.37 per share payable on March 14, 2014, to stockholders of record at the close of business on February 26, 2014.

On February 5, 2014, Richard T. Allorto, Jr., the Company’s’ Chief Financial Officer, Chief Compliance Officer and Secretary, tendered to the board of directors his resignation as the Company’s Chief Compliance Officer, while maintaining his other positions with the Company.  The Company’s board of directors accepted Mr. Allorto’s resignation effective as of the same date.  Mr. Allorto’s resignation as Chief Compliance Officer was intended to allow him to allocate more time to his other positions with the Company, particularly his role as the Company’s Chief Financial Officer, and was not the result of any disagreement with the Company or its compliance practices.  Also on February 5, 2014, the Company’s board of directors appointed John D. Fredericks, who currently serves as the General Counsel of Medley LLC, as the Company’s new Chief Compliance Officer effective as of the same date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended December 31, 2013, we did not engage in hedging activities.

As of December 31, 2013, 60.2% of our income-bearing investment portfolio bore interest based on floating rates. The compositions of our floating rate debt investments by cash interest rate floor as of December 31, 2013 and 2012 were as follows:

	December 31, 2013		December 31, 2012
	Fair Value (thousands)	% of Floating Rate Portfolio	Fair Value (thousands)	% of Floating Rate Portfolio
Under 1%	$44,401	9.1%	$25,470	11.4%
1% to under 2%	426,540	87.0	174,340	77.8
2% to under 3%	19,179	3.9	24,240	10.8
Total	$490,120	100.0%	$224,050	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2013, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase (1)	Interest Income (thousands)	Interest Expense (thousands)	Net Increase (Decrease) (thousands)
100	$800	$2,600	$(1,800)
200	5,100	5,200	(100)
300	9,700	7,800	1,900
400	14,100	10,400	3,700
500	18,600	13,000	5,600

(1) A hypothetical decline in interest rates would not have a material impact on our financial statements.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Neither we nor any of our subsidiaries is currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC on December 10, 2013, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended December 31, 2013 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

While we did not engage in any sales of unregistered securities during the three months ended December 31, 2013, we issued a total of 46,909 shares of common stock under our dividend reinvestment plan (“DRIP”). This issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our DRIP was $624,336.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 6, 2014	Medley Capital Corporation

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and
Financial Officer)

