Form 10-Q
period 2014-03-31
Medley Capital Corp
filed 2014-05-01
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 1, 2014, the Registrant had 52,283,712 shares of common stock, $0.001 par value, outstanding.

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	March 31, 2014	September 30, 2013
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $964,610,713 and $748,405,904, respectively)	$949,196,688	$740,097,249
Affiliated investments (amortized cost of $9,604,239 and $9,283,640, respectively)	9,804,849	9,139,377
Total investments at fair value	959,001,537	749,236,626
Cash	22,672,886	8,557,899
Interest receivable	12,376,761	9,607,539
Deferred financing costs, net	8,374,690	8,523,291
Fees receivable	431,417	-
Other assets	301,075	249,388
Receivable for paydown of investments	1,365,600	-
Deferred offering costs	337,957	218,681
Total assets	$1,004,861,923	$776,393,424

LIABILITIES
Revolving credit facility payable	$136,200,000	$2,500,000
Term loan payable	120,000,000	120,000,000
Notes payable	103,500,000	103,500,000
SBA debentures payable	44,000,000	30,000,000
Payable for investments originated, purchased, and participated	1,176,305	54,013
Management and incentive fees payable, net	8,217,029	6,899,653
Accounts payable and accrued expenses	1,755,207	1,305,361
Interest and fees payable	1,276,143	1,155,524
Administrator expenses payable	840,566	701,208
Deferred revenue	327,185	255,922
Deferred tax liability	316,858	-
Due to affiliate	3,389	82,083
Offering costs payable	9,359	105,205
Total liabilities	$417,622,041	$266,558,969

Commitments (See note 8)

NET ASSETS
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 46,283,712 and 40,152,904 common shares issued and outstanding, respectively	$46,284	$40,153
Capital in excess of par value	588,676,918	506,062,597
Accumulated undistributed net investment income	13,820,206	12,184,623
Accumulated undistributed net realized gain/(loss) from investments	73,052	-
Net unrealized appreciation/(depreciation) on investments	(15,376,578)	(8,452,918)
Total net assets	587,239,882	509,834,455
Total liabilities and net assets	$1,004,861,923	$776,393,424

NET ASSET VALUE PER SHARE	$12.69	$12.70

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended March 31		For the six months ended March 31
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/Non-affiliated investments	$25,602,922	$16,339,659	$50,292,812	$30,810,626
Affiliated investments	391,863	367,177	784,909	735,713
Total interest income	25,994,785	16,706,836	51,077,721	31,546,339
Interest from cash and cash equivalents	2,354	2,412	4,308	3,515
Other fee income (See note 9)	5,400,886	3,498,191	11,984,234	6,377,067
Total investment income	31,398,025	20,207,439	63,066,263	37,926,921

EXPENSES
Base management fees	4,078,221	2,533,841	7,743,187	4,629,797
Incentive fees	4,138,807	2,599,111	8,396,522	5,003,393
Interest and financing expenses	4,613,661	2,933,456	9,153,907	5,250,742
Administrator expenses	840,566	569,380	1,512,562	1,091,424
Professional fees	542,689	548,589	1,157,012	840,702
Directors fees	190,125	131,125	341,250	243,661
Insurance	136,720	73,323	276,285	140,759
General and administrative	302,007	273,559	899,450	564,261
Organizational expense	-	148,611	-	148,611
Total expenses	14,842,796	9,810,995	29,480,175	17,913,350
NET INVESTMENT INCOME	16,555,229	10,396,444	33,586,088	20,013,571

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	28,052	152,434	73,052	374,354
Net unrealized appreciation/(depreciation) on investments	(3,978,116)	974,271	(6,760,497)	747,827
Net unrealized appreciation/(depreciation) on participations	153,695	-	153,695	-
Provision for taxes on unrealized gain/(loss) on investments	(316,858)	-	(316,858)	-
Net gain/(loss) on investments	(4,113,227)	1,126,705	(6,850,608)	1,122,181

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$12,442,002	$11,523,149	$26,735,480	$21,135,752

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.28	$0.40	$0.64	$0.79
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.38	$0.36	$0.80	$0.75
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING
- BASIC AND DILUTED (SEE NOTE 11)	43,883,259	28,669,859	42,002,482	26,697,175

DIVIDENDS DECLARED PER COMMON SHARE	$0.37	$0.36	$0.74	$0.72

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the six months ended March 31
	2014	2013
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$33,586,088	$20,013,571
Net realized gain/(loss) from investments	73,052	374,354
Net unrealized appreciation/(depreciation) on investments	(6,760,497)	747,827
Net unrealized appreciation/(depreciation) on participations	153,695	-
Provision For taxes on unrealized gain/(loss) on investments	(316,858)	-
Net increase/(decrease) in net assets from operations	26,735,480	21,135,752
SHAREHOLDER DISTRIBUTIONS:
Distributions declared from net investment income	(31,950,505)	(18,638,027)
Net decrease in net assets from shareholder distributions	(31,950,505)	(18,638,027)
CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net of underwriting costs (6,000,000 and 5,495,263 shares, respectively)	81,060,000	72,537,472
Offering costs	(132,715)	(270,096)
Issuance of common stock under dividend reinvestment plan (130,808 and 97,892 shares, respectively)	1,693,167	1,376,747
Net increase in net assets from common share transactions	82,620,452	73,644,123
Total increase/(decrease) in net assets	77,405,427	76,141,848
Net assets at beginning of period	509,834,455	289,339,231

Net assets at end of period including accumulated undistributed net investment income of $13,820,206 and $6,935,179, respectively	$587,239,882	$365,481,079

Net asset value per common share	$12.69	$12.73
Common shares outstanding at end of period	46,283,712	28,703,397

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the six months ended March 31
	2014	2013
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$26,735,480	$21,135,752
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Investment increases due to paid-in-kind interest	(5,320,542)	(4,088,581)
Net amortization of premium/(discount) on investments	(256,725)	(367,145)
Amortization of deferred financing costs	995,749	606,053
Net realized (gain)/loss from investments	(73,052)	(374,354)
Net deferred income taxes	316,858	-
Net unrealized (appreciation)/depreciation on investments	6,760,497	(747,827)
Net unrealized (appreciation)/depreciation on participations	(153,695)	-
Proceeds from sale and settlements of investments	143,038,959	92,094,021
Purchases, originations, and participations	(353,760,353)	(278,730,223)
(Increase)/decrease in operating assets:
Interest receivable	(2,769,222)	(3,081,967)
Fees receivable	(431,417)	(840,000)
Other assets	(51,687)	2,214
Receivable for paydown of investments	(1,365,600)	-
Increase (decrease)/in operating liabilities:
Payable for investments purchased, originated, and participated	1,122,292	20,528,275
Accounts payable and accrued expenses	449,846	337,563
Management and incentive fees payable, net	1,317,376	1,618,181
Administrator expenses payable	139,358	114,324
Interest and fees payable	120,619	606,434
Deferred revenue	71,263	(57,107)
Due to affiliate	(78,694)	24,762
Accrued organizational costs	-	42,559
NET CASH USED BY OPERATING ACTIVITIES	(183,192,690)	(151,177,066)

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting costs	82,753,167	73,914,219
Offering cost paid	(347,836)	(379,854)
Borrowings on debt	251,300,000	252,600,000
Paydowns on debt	(103,600,000)	(128,000,000)
Financing cost paid	(847,149)	(3,553,338)
Payments of cash dividends	(31,950,505)	(18,638,025)
NET CASH PROVIDED BY FINANCING ACTIVITIES	197,307,677	175,943,002

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	14,114,987	24,765,936
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,557,899	4,893,616
CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,672,886	$29,659,552

Supplemental Information:
Interest paid during the period	$7,999,150	$4,000,858
Supplemental non-cash information
Paid-in-kind interest income	$5,482,666	$4,088,581
Net amortization of premium/(discount) on investments	$256,725	$367,145
Amortization of deferred financing costs	$(995,749)	$(606,053)
Issuance of common stock in connection with dividend reinvestment plan	$1,693,167	$1,376,747

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

March 31, 2014

(unaudited)

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(15)	Fair Value	% of Net Assets (3)

Non-Controlled/ Non-Affiliated Investments:

Accupac, Inc.	Containers, Packaging and Glass	Senior Secured Second Lien Term Loan (12.29%)	11/10/2018	10,000,000	10,000,000	10,100,000	1.7%
				10,000,000	10,000,000	10,100,000

Aderant North America, Inc.	Electronics	Senior Secured Second Lien Term Loan (LIBOR + 8.75% , 1.25% LIBOR Floor)	6/20/2019	4,550,000	4,550,000	4,567,881	0.8%
				4,550,000	4,550,000	4,567,881

Albertville Quality Foods, Inc. (13)	Beverage, Food and Tobacco	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap)	10/31/2018	17,452,830	17,452,830	17,452,830	3.0%
				17,452,830	17,452,830	17,452,830

Allen Edmonds Corporation	Retail Stores	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	5/27/2019	20,000,000	20,000,000	20,085,600	3.4%
				20,000,000	20,000,000	20,085,600

Alora Pharmaceuticals LLC (13)	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	9/13/2018	13,650,000	13,650,000	13,716,339	2.3%
				13,650,000	13,650,000	13,716,339

AM3 Pinnacle Corporation	Telecommunications	Senior Secured First Lien Term Loan (10.00%)	10/22/2018	7,971,534	7,971,534	7,971,534	1.4%
				7,971,534	7,971,534	7,971,534

American Apparel, Inc.(8)	Retail Stores	Senior Secured Note (13.00% Cash, 2.00% PIK)	4/15/2020	13,140,833	12,785,899	11,728,194	2.0%
				13,140,833	12,785,899	11,728,194

Amerit Fleet Services, Inc.	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK)	12/21/2016	8,616,404	8,616,404	8,637,342	1.5%
				8,616,404	8,616,404	8,637,342

ARBOC Specialty Vehicles LLC	Automobile	Senior Secured First Lien Term Loan (LIBOR + 12.50% Cash, 1.00% LIBOR Floor)	3/21/2018	23,750,000	23,750,000	23,917,912	4.1%
				23,750,000	23,750,000	23,917,912

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2016	15,968,346	15,968,346	15,968,346	2.7%
				15,968,346	15,968,346	15,968,346

BayDelta Maritime LLC	Cargo Transport	Senior Secured First Lien Term Loan (11.25% Cash, 2.50% Deferred)	6/30/2016	6,669,292	6,588,450	6,720,912	1.1%
		Fee Note (14.88%)(6)	6/30/2016	250,000	182,940	182,940	0.0%
		Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	323,457	0.1%
				6,919,292	6,796,390	7,227,309

Be Green Manufacturing and Distribution Centers LLC (11)	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor)	12/13/2018	5,000,000	5,000,000	5,000,000	0.9%
		Senior Secured First Lien Delayed Draw (LIBOR + 10.00%, 1.00% LIBOR Floor)	12/13/2018	500,000	500,000	500,000	0.1%
		Revolver (LIBOR + 10.00%, 1.00% LIBOR Floor)	12/13/2018	354,167	354,167	354,167	0.1%
		1.74% Partnership Interest in RCAF VI CIV XXIII, L.P.		-	416,250	372,165	0.1%
				5,854,167	6,270,417	6,226,332

Brantley Transportation LLC (13)	Oil and Gas	Senior Secured First Lien Term Loan (12.00%)	8/2/2017	9,825,000	9,990,434	9,837,969	1.7%
				9,825,000	9,990,434	9,837,969

California Products Corporation	Chemicals, Plastics and Rubber	Senior Secured Second Lien Term Loan (13.00%)	5/27/2019	13,750,000	13,750,000	13,750,000	2.3%
				13,750,000	13,750,000	13,750,000

Calloway Laboratories, Inc.	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (17.00% PIK)	9/30/2014	28,169,808	26,810,588	17,195,911	2.9%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2014	-	68,433	-	0.0%
				28,169,808	26,879,021	17,195,911

Dispensing Dynamics International(8)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Note (12.50%)	1/1/2018	4,800,000	4,722,528	4,869,360	0.8%
				4,800,000	4,722,528	4,869,360

DLR Restaurants LLC (13)	Restaurant & Franchise	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	20,176,247	20,176,247	20,290,646	3.5%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	259,838	259,838	261,683	0.0%
				20,436,085	20,436,085	20,552,329

DreamFinders Homes LLC (11) (14)	Buildings and Real Estate	Senior Secured First Lien Term Loan A (LIBOR + 10.00% Cash)	4/30/2014	12,500,000	12,500,000	12,500,000	2.1%
		Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	9/13/2018	6,909,777	6,744,357	6,679,173	1.1%
		Warrants to purchase 5% of outstanding equity	9/13/2018	-	180,000	1,156,020	0.2%
				19,409,777	19,424,357	20,335,193

Dynamic Energy Services International LLC	Oil and Gas	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)	3/6/2018	19,000,000	19,000,000	19,000,000	3.2%
				19,000,000	19,000,000	19,000,000

Exide Technologies (10)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured Note (8.63%)	2/1/2018	11,000,000	9,006,908	8,167,500	1.4%
				11,000,000	9,006,908	8,167,500

FC Operating LLC	Retail Stores	Senior Secured First Lien Term Loan (LIBOR + 10.75% Cash, 1.25% LIBOR Floor)	11/14/2017	10,350,000	10,350,000	10,095,700	1.7%
				10,350,000	10,350,000	10,095,700

Geneva Wood Fuels LLC (4)(12)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (4.50% Cash, 10.50% PIK)	12/31/2014	8,199,184	8,143,385	4,090,000	0.7%
				8,199,184	8,143,385	4,090,000

GSG Fasteners, LLC (13)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)	11/18/2018	8,887,500	8,887,500	8,887,500	1.5%
				8,887,500	8,887,500	8,887,500

Harrison Gypsum LLC (13)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)	12/21/2017	23,391,443	23,391,443	23,226,065	4.0%
				23,391,443	23,391,443	23,226,065

HD Vest, Inc.	Finance	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.25% LIBOR Floor)	6/18/2019	8,750,000	8,750,000	8,866,462	1.5%
				8,750,000	8,750,000	8,866,462

Help/Systems LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)	6/28/2020	15,000,000	15,000,000	15,054,750	2.6%
				15,000,000	15,000,000	15,054,750

HGDS Acquisition LLC	Business Services	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.50% PIK)	3/28/2018	11,256,219	11,256,219	11,069,816	1.9%
				11,256,219	11,256,219	11,069,816

Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.50% LIBOR Floor)	1/3/2019	6,000,000	6,000,000	6,040,800	1.0%
		Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.25% LIBOR Floor)	1/3/2019	2,000,000	1,984,241	1,959,920	0.3%
				8,000,000	7,984,241	8,000,720

Ingenio Acquisition LLC	Personal, Food and Miscellaneous Services	Senior Secured First Lien Term Loan (11.25%)	3/14/2019	23,790,790	23,790,790	23,790,790	4.1%
				23,790,790	23,790,790	23,790,790

Insight Pharmaceuticals LLC	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (LIBOR + 11.75%, 1.50% LIBOR Floor)	8/25/2017	7,724,138	7,724,138	7,791,029	1.3%
				7,724,138	7,724,138	7,791,029

Integra Telecom	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor)	2/22/2020	12,132,000	12,156,594	12,442,094	2.1%
				12,132,000	12,156,594	12,442,094

Interface Security Systems(8)	Electronics	Senior Secured Note (9.25%)	1/15/2018	3,333,000	3,333,000	3,413,459	0.6%
				3,333,000	3,333,000	3,413,459

JD Norman Industries, Inc.	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term Loan (LIBOR + 10.25% Cash)	3/6/2019	24,000,000	24,000,000	24,000,000	4.1%
				24,000,000	24,000,000	24,000,000

Lexmark Carpet Mills, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor, 2.50% LIBOR Cap)	9/30/2018	31,000,000	31,000,000	31,426,870	5.4%
				31,000,000	31,000,000	31,426,870

Lighting Science Group Corporation (11)	Containers, Packaging and Glass	Senior Secured First Lien Delayed Draw (LIBOR + 8.50% Cash, 2.00% PIK)	2/19/2016	5,001,389	5,001,389	5,001,389	0.9%
		Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)	2/19/2019	15,258,472	14,317,793	14,317,793	2.4%
		Warrants to purchase 2.41% of the outstanding equity		-	955,680	955,680	0.2%
				20,259,861	20,274,862	20,274,862

Linc Energy Finance (USA), Inc.(8)	Oil and Gas	Senior Secured Note (12.50%)	10/31/2017	3,500,000	3,402,412	3,843,350	0.6%
				3,500,000	3,402,412	3,843,350

Lucky Strike Entertainment, L.L.C.	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 2.00% PIK)	12/24/2018	11,504,472	11,504,472	11,504,472	2.0%
				11,504,472	11,504,472	11,504,472

Lydell Jewelry Design Studio LLC (11)(13)(14)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 10.50%, 1.50% LIBOR Floor)	9/13/2018	13,072,000	13,072,000	12,566,600	2.1%
		Warrants to purchase 13.3% of the outstanding membership units	9/13/2018	-	-	-	0.0%
				13,072,000	13,072,000	12,566,600

Marine Accessories Corporation	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 1.00% PIK)	11/26/2018	10,026,413	10,026,413	10,026,413	1.7%
				10,026,413	10,026,413	10,026,413

Merchant Cash and Capital LLC (11)	Structure Finance Securities	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor)	3/4/2016	9,403,333	9,403,333	9,403,333	1.6%
				9,403,333	9,403,333	9,403,333

Meridian Behavioral Health LLC	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan A (LIBOR + 11.50%, 2.50% LIBOR Floor)	11/14/2016	10,289,141	9,950,429	10,353,654	1.8%
		Senior Secured First Lien Term Loan B (LIBOR + 11.50%, 2.50% LIBOR Floor)	11/14/2016	850,000	850,000	850,000	0.2%
		Warrants to purchase 8% of the outstanding equity	11/14/2016	-	536,296	1,360,054	0.2%
				11,139,141	11,336,725	12,563,708

Modern VideoFilm, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor, 3.00% PIK)	9/25/2017	12,701,488	12,388,199	10,669,250	1.8%
		Warrants to purchase 4.5% of the outstanding equity	9/25/2017	-	339,573	-	0.0%
				12,701,488	12,727,772	10,669,250

Momentum Telecom, Inc. (11)	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)	3/10/2019	10,000,000	10,000,000	10,000,000	1.7%
		Revolver (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(7)	3/10/2019	-	-	-	0.0%
				10,000,000	10,000,000	10,000,000

NCM Demolition and Remediation LP	Buildings and Real Estate	Senior Secured First Lien Term Loan (LIBOR + 11.50%, 1.00% LIBOR Floor)	8/29/2018	19,291,000	19,291,000	20,255,550	3.4%
				19,291,000	19,291,000	20,255,550

Physicians Care Alliance LLC (11)(13)(14)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (10.00% Cash, 1.00% PIK)	12/28/2017	15,737,690	15,737,690	15,774,831	2.7%
		Revolving Credit Facility (10.50%)(7)	12/28/2017	-	-	1,811	0.0%
				15,737,690	15,737,690	15,776,642

The Plastics Group Acquisition Corp (11)	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	20,786,889	20,786,889	20,786,889	3.5%
		Delayed Draw Term Loan (11.00% Cash, 2.00% PIK)(7)	2/28/2019	-	-	-	0.0%
				20,786,889	20,786,889	20,786,889

Prestige Industries LLC	Business Services	Senior Secured Second Lien Term Loan (10.00% Cash, 3.00% PIK)	1/31/2017	6,121,826	6,020,791	5,684,483	1.0%
		Warrants to purchase 0.63% of the outstanding common units	1/31/2017	-	151,855	-	0.0%
				6,121,826	6,172,646	5,684,483

Prince Mineral Holding Corp.(8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (11.50%)	12/15/2019	6,800,000	6,730,578	7,440,696	1.3%
				6,800,000	6,730,578	7,440,696

RCS Management Corporation & Specialized Medical Services, Inc.	Diversified/Conglomerate Service	Senior Secured Second Lien Term Loan ( LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)	4/30/2015	25,539,187	25,539,187	25,539,187	4.3%
				25,539,187	25,539,187	25,539,187

Red Skye Wireless LLC (11)(14)	Retail Stores	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 2.00% PIK, 1.00% LIBOR Floor)	6/27/2017	14,102,580	14,102,580	14,290,001	2.4%
				14,102,580	14,102,580	14,290,001

Reddy Ice Corporation	Beverage, Food and Tobacco	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)	10/1/2019	17,000,000	17,000,000	16,638,070	2.8%
				17,000,000	17,000,000	16,638,070

Response Team Holdings LLC (11)	Buildings and Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 2.00% LIBOR Floor)	3/28/2019	18,518,519	18,518,519	18,518,519	3.2%
		Preferred Equity (12.00% PIK)	3/28/2019	4,635,802	4,206,790	4,206,203	0.7%
		Warrants to purchase 6.17% of the outstanding common units	3/28/2019	-	429,012	429,012
				23,154,321	23,154,321	23,153,734

Revstone Aero LLC (9)	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.00% PIK)	11/1/2013	13,254,593	13,119,082	13,254,858	2.3%
		Fee Note	11/1/2013	500,000	296,948	500,000	0.1%
				13,754,593	13,416,030	13,754,858

Sendero Drilling Company LLC (11) (14)	Oil and Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash)	3/18/2019	17,255,000	16,465,896	16,111,702	2.7%
		Warrants to purchase 5.52% of the outstanding common units	3/18/2019	-	793,523	793,523	0.1%
				17,255,000	17,259,419	16,905,225

SESAC HOLDCO II	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.75%, 1.25% LIBOR Floor)	7/12/2019	3,500,000	3,495,105	3,591,595	0.6%
				3,500,000	3,495,105	3,591,595

Sizzling Platter, LLC(8)	Restaurant & Franchise	Senior Secured Note (12.25% )	4/15/2016	10,867,000	11,021,884	11,532,604	2.0%
				10,867,000	11,021,884	11,532,604

T. Residential Holdings LLC	Buildings and Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	20,000,000	20,000,000	20,000,000	3.4%
				20,000,000	20,000,000	20,000,000

Taylored Freight Services LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)	11/1/2017	14,382,821	14,382,821	12,843,859	2.2%
				14,382,821	14,382,821	12,843,859

Tempel Steel Company(8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (12.00%)	8/15/2016	12,000,000	11,853,555	11,694,120	2.0%
				12,000,000	11,853,555	11,694,120

Tenere Acquisition Corp.(11)(14)	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	11,020,104	11,020,104	11,446,122	2.0%
				11,020,104	11,020,104	11,446,122

The Great Atlantic & Pacific Tea Company, Inc.	Grocery	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 2.00% LIBOR Floor)	3/13/2017	7,829,779	7,829,779	8,006,263	1.4%
				7,829,779	7,829,779	8,006,263

Transtelco Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor)	11/19/2017	19,152,000	19,152,000	19,376,270	3.3%
				19,152,000	19,152,000	19,376,270

Travelclick, Inc.	Hotels, Motels, Inns and Gaming	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor)	3/26/2018	15,000,000	15,000,000	15,300,000	2.6%
				15,000,000	15,000,000	15,300,000

U.S. Well Services LLC (10)	Oil and Gas	Senior Secured Note (14.50%)	2/15/2017	23,558,808	23,427,943	23,754,111	4.0%
		Warrants to purchase 3.48% of the outstanding common membership interests	2/15/2017	-	11,370	637,360	0.1%
				23,558,808	23,439,313	24,391,471

UELS LLC	Oil and Gas	Senior Secured Second Lien Term Loan (LIBOR + 10.50% Cash, 1.50% LIBOR Floor)	12/5/2018	20,430,000	20,430,000	20,430,000	3.5%
				20,430,000	20,430,000	20,430,000

United Road Towing Inc. (16)	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (10.00% Cash, 5.00% PIK)	6/30/2014	22,880,003	22,461,563	20,235,989	3.4%
				22,880,003	22,461,563	20,235,989

Water Capital USA, Inc.	Finance	Senior Secured First Lien Term Loan (7.00% Cash, 7.00% PIK)	1/3/2015	26,043,797	26,043,797	25,053,936	4.3%
				26,043,797	26,043,797	25,053,936

Wheels Up Partners LLC (11) (13)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)	4/15/2021	10,754,000	10,754,000	10,754,000	1.8%
				10,754,000	10,754,000	10,754,000

Subtotal Non-Controlled / Non-Affiliated Investments				$968,646,456	$964,610,713	$949,196,688

Affiliated Investments:

Cymax Stores, Inc.(10)	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (10.00% Cash, 5.00% PIK)	8/1/2015	9,235,421	8,926,085	8,764,599	1.5%
		190 Class B Common Units (5)		-	678,154	1,040,250	0.2%

Subtotal Affiliated Investments				$9,235,421	$9,604,239	$9,804,849

Total Investments, March 31, 2014				$977,881,877	$974,214,952	$959,001,537	163.3%

(1)	All of our investments are domiciled in the United States except for Cymax Stores, Inc. which is domiciled in Canada and denominated in USD.
(2)	Par amount includes accumulated PIK interest and is net of repayments.
(3)	Percentage is based on net assets of $587,239,882 as of March 31, 2014.
(4)	Investment is held via participation agreements with affiliated entities (See note 7).
(5)	190 Class B Common Units represent 19% ownership of Cymax Stores, Inc.
(6)	Fee note is a zero coupon note, due at the earlier of prepayment or maturity and stated interest rate represents an effective interest rate.
(7)	The entire commitment was unfunded at March 31, 2014. As such, no interest is being earned on this investment.
(8)	Securities are exempt from registration under Rule 144a of the Securities Act of 1933. These securities represent a fair value of $54.5 million and 9.3% of net assets as of March 31, 2014 and are considered restricted.
(9)	The term loan matured by its term on November 1, 2013. The Company continues to make current interest payments.
(10)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(11)	The investment has an unfunded commitment as of March 31, 2014 (See note 8).
(12)	The investment was on non-accrual status as of March 31, 2014.
(13)	A portion of this investment was sold via a participation agreement (See note 3).
(14)	Includes an analysis of the value of any unfunded loan commitments.

(15)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $23.8 million, $23.3 million and $0.5 million, respectively. The tax cost of investments is $957.9 million.
(16)	A portion of this investment was participated to a third party with a par value of $1.3 million and a fair value of $1.2 million. Such amount has been presented as gross basis in accordance with US GAAP (See note 3).

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2013

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)

Non-Controlled/ Non-Affiliated Investments:

Accupac, Inc.	Containers, Packaging and Glass	Senior Secured Second Lien Term Loan (12.29%)	11/10/2018	12,000,000	12,000,000	12,000,000	2.4%
				12,000,000	12,000,000	12,000,000

Aderant North America, Inc.	Electronics	Senior Secured Second Lien Term Loan (LIBOR + 8.75% , 1.25% LIBOR Floor)	6/20/2019	4,550,000	4,550,000	4,550,000	0.9%
				4,550,000	4,550,000	4,550,000

Alora Pharmaceuticals LLC(13)	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	9/13/2018	14,000,000	14,000,000	14,000,000	2.7%
				14,000,000	14,000,000	14,000,000

American Apparel, Inc.(8)	Retail Stores	Senior Secured Note (13.00%)	4/15/2020	13,000,000	12,626,748	13,259,927	2.6%
				13,000,000	12,626,748	13,259,927

American Gaming Systems LLC(13)	Hotels, Motels, Inns and Gaming	Senior Secured First Lien Term Loan (LIBOR + 10.00% , 1.50% LIBOR Floor)	8/15/2016	10,750,000	10,750,000	10,848,660	2.1%
				10,750,000	10,750,000	10,848,660

Amerit Fleet Services, Inc. (12)	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK)	12/21/2016	8,906,159	8,906,159	8,870,534	1.7%
				8,906,159	8,906,159	8,870,534

ARBOC Specialty Vehicles LLC	Automobile	Senior Secured First Lien Term Loan (LIBOR + 12.50% Cash, 1.00% LIBOR Floor)	3/21/2018	24,687,500	24,687,500	24,647,996	4.8%
				24,687,500	24,687,500	24,647,996

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2014	15,807,836	15,807,836	15,863,600	3.1%
				15,807,836	15,807,836	15,863,600

BayDelta Maritime LLC	Cargo Transport	Senior Secured First Lien Term Loan (11.25% Cash, 2.50% Deferred)	6/30/2016	6,669,292	6,573,846	6,680,885	1.3%
		Fee Note (14.88%)(6)	6/30/2016	250,000	170,717	170,717	0.0%
		Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	594,346	0.1%
				6,919,292	6,769,563	7,445,948

Brantley Transportation LLC(13)	Oil and Gas	Senior Secured First Lien Term Loan (12.00%)	8/2/2017	10,162,500	10,346,975	10,162,500	2.0%
				10,162,500	10,346,975	10,162,500

Calloway Laboratories, Inc.	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (12.00% PIK)	9/30/2014	24,869,263	24,388,179	19,666,360	3.9%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2014	-	68,433	-	0.0%
				24,869,263	24,456,612	19,666,360

Caregiver Services, Inc.	Healthcare, Education and Childcare	Senior Secured Second Lien Term Loan (12.45% Cash, 2.00% PIK)	12/29/2017	15,361,486	15,361,486	15,361,486	3.0%
				15,361,486	15,361,486	15,361,486

Cenegenics LLC(13)	Personal, Food and Miscellaneous Services	Senior Secured First Lien Term Loan (10.00% Cash, 2.25% PIK)	12/20/2017	19,414,099	19,414,099	19,899,452	3.9%
				19,414,099	19,414,099	19,899,452

Dispensing Dynamics International(8)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Note (12.50%)	1/1/2018	4,800,000	4,714,770	4,825,840	0.9%
				4,800,000	4,714,770	4,825,840

DLR Restaurants LLC (10) (13)	Restaurant & Franchise	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	9,683,644	9,683,644	9,683,644	1.9%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	254,645	254,645	254,645	0.0%
				9,938,289	9,938,289	9,938,289

DreamFinders Homes LLC (10)	Buildings and Real Estate	Senior Secured First Lien Term Loan A (LIBOR + 10.00% Cash)	4/30/2014	10,000,000	10,000,000	10,000,000	2.0%
		Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	9/13/2018	7,277,199	7,098,472	7,098,472	1.4%
		Warrants to purchase 5% of outstanding equity	9/13/2018	-	180,000	180,000	0.0%
				17,277,199	17,278,472	17,278,472

Exide Technologies (9)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured Note (8.63%)	2/1/2018	11,000,000	9,006,908	8,002,435	1.6%
				11,000,000	9,006,908	8,002,435

FC Operating LLC	Retail Stores	Senior Secured First Lien Term Loan (LIBOR + 10.75% Cash, 1.25% LIBOR Floor)	11/14/2017	10,925,000	10,925,000	10,860,657	2.1%
				10,925,000	10,925,000	10,860,657

Geneva Wood Fuels LLC (4) (11)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (4.50% Cash, 10.50% PIK)	12/31/2014	8,199,184	8,143,385	4,090,000	0.8%
				8,199,184	8,143,385	4,090,000

Harrison Gypsum LLC(13)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)	12/21/2017	23,885,299	23,885,299	23,885,299	4.7%
				23,885,299	23,885,299	23,885,299

HD Vest, Inc.	Finance	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.25% LIBOR Floor)	6/18/2019	8,750,000	8,750,000	8,750,000	1.7%
				8,750,000	8,750,000	8,750,000

Help/Systems LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)	6/28/2020	15,000,000	15,000,000	15,000,000	3.0%
				15,000,000	15,000,000	15,000,000

HGDS Acquisition LLC	Business Services	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.50% PIK)	3/28/2018	13,066,264	13,066,264	13,000,932	2.6%
				13,066,264	13,066,264	13,000,932

Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.50% LIBOR Floor)	1/3/2019	6,000,000	6,000,000	5,951,856	1.2%
		Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.25% LIBOR Floor)	1/3/2019	2,000,000	1,983,005	1,926,637	0.4%
				8,000,000	7,983,005	7,878,493

Ingenio Acquisition LLC	Personal, Food and Miscellaneous Services	Senior Secured First Lien Term Loan (12.75%)	5/9/2018	25,000,000	25,000,000	25,000,000	4.9%
				25,000,000	25,000,000	25,000,000

Insight Pharmaceuticals LLC	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (LIBOR + 11.75%, 1.50% LIBOR Floor)	8/25/2017	7,724,138	7,724,138	7,748,867	1.5%
				7,724,138	7,724,138	7,748,867

Integra Telecom	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor)	2/22/2020	12,132,000	12,158,115	12,329,145	2.4%
				12,132,000	12,158,115	12,329,145

Interface Security Systems (8)	Electronics	Senior Secured Note (9.25%)	1/15/2018	3,333,000	3,333,000	3,427,030	0.7%
				3,333,000	3,333,000	3,427,030

JD Norman Industries, Inc.	Diversified/Conglomerate Manufacturing	Senior Secured Second Lien Term Loan (13.50%)	1/28/2019	12,500,000	12,500,000	12,500,000	2.5%
				12,500,000	12,500,000	12,500,000

Lexmark Carpet Mills, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor, 2.50% LIBOR Cap)	9/30/2018	31,000,000	31,000,000	31,000,000	6.1%
				31,000,000	31,000,000	31,000,000

Linc Energy Finance (USA), Inc.(8)	Oil and Gas	Senior Secured Note (12.50%)	10/31/2017	3,500,000	3,392,153	3,823,750	0.7%
				3,500,000	3,392,153	3,823,750

Lydell Jewelry Design Studio LLC (10)(13)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 10.50%, 1.50% LIBOR Floor)	9/13/2018	13,072,000	13,072,000	13,072,000	2.6%
		Revolver (LIBOR + 10.50%, 1.50% LIBOR Floor)	9/13/2018	2,250,000	2,250,000	2,250,000	0.4%
		Warrants to purchase 17.5% of the outstanding membership units	9/13/2018	-	-	-	0.0%
				15,322,000	15,322,000	15,322,000

Meridian Behavioral Health LLC	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan A (14.00% )	11/14/2016	10,289,141	9,902,304	10,289,141	2.0%
		Senior Secured First Lien Term Loan B (14.00%)	11/14/2016	3,750,000	3,750,000	3,750,000	0.7%
		Warrants to purchase 8% of the outstanding equity	11/14/2016	-	536,296	1,071,347	0.2%
				14,039,141	14,188,600	15,110,488

Modern VideoFilm, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 3.00% PIK, 1.50% LIBOR Floor)	9/25/2017	11,868,109	11,583,071	9,791,187	1.9%
		Warrants to purchase 4.5% of the outstanding equity	9/25/2017	-	339,573	-	0.0%
				11,868,109	11,922,644	9,791,187

NCM Demolition and Remediation LP	Buildings and Real Estate	Senior Secured First Lien Term Loan (LIBOR + 11.50%, 1.00% LIBOR Floor)	8/29/2018	19,291,000	19,291,000	19,291,000	3.8%
				19,291,000	19,291,000	19,291,000

Physicians Care Alliance LLC (10) (13)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (10.00% Cash, 1.00% PIK)	12/28/2017	15,854,027	15,854,027	15,900,559	3.1%
		Revolving Credit Facility (10.50%)(7)	12/28/2017	-	-	-	0.0%
				15,854,027	15,854,027	15,900,559

Prestige Industries LLC	Business Services	Senior Secured Second Lien Term Loan (10.00% Cash, 3.00% PIK)	1/31/2017	6,029,795	5,914,778	5,506,459	1.1%
		Warrants to purchase 0.63% of the outstanding common units	1/31/2017	-	151,855	-	0.0%
				6,029,795	6,066,633	5,506,459

Prince Mineral Holdings Corp.(8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (11.50%)	12/15/2019	6,800,000	6,726,424	7,242,000	1.4%
				6,800,000	6,726,424	7,242,000

RCS Management Corporation & Specialized Medical Services, Inc.	Diversified/Conglomerate Service	Senior Secured Second Lien Term Loan ( LIBOR + 11.00% Cash, 0.50% PIK, 1.50% LIBOR Floor)	9/23/2015	25,474,725	25,474,725	25,336,272	5.0%
				25,474,725	25,474,725	25,336,272

Red Skye Wireless LLC (10)	Retail Stores	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 2.00% PIK, 1.00% LIBOR Floor)	6/27/2017	15,080,145	15,080,145	15,075,802	3.0%
				15,080,145	15,080,145	15,075,802

Reddy Ice Corporation	Beverage, Food and Tobacco	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)	10/1/2019	17,000,000	17,000,000	16,863,027	3.3%
				17,000,000	17,000,000	16,863,027

Revstone Aero LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.00% PIK)	11/1/2013	13,203,903	13,051,823	13,203,780	2.6%
		Fee Note	11/1/2013	500,000	274,147	500,000	0.1%
				13,703,903	13,325,970	13,703,780

SESAC HOLDCO II	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.75%, 1.25% LIBOR Floor)	7/12/2019	3,500,000	3,494,828	3,561,527	0.7%
				3,500,000	3,494,828	3,561,527

Sizzling Platter LLC(8)	Restaurant & Franchise	Senior Secured Note (12.25% )	4/15/2016	10,867,000	11,066,638	11,500,444	2.3%
				10,867,000	11,066,638	11,500,444

Taylored Freight Services LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)	11/1/2017	14,239,039	14,239,039	13,992,136	2.8%
				14,239,039	14,239,039	13,992,136

Tempel Steel Company(8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (12.00%)	8/15/2016	12,000,000	11,828,051	11,616,000	2.3%
				12,000,000	11,828,051	11,616,000

Tenere Acquisition Corp.(10)	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	10,909,333	10,909,333	11,107,612	2.2%
				10,909,333	10,909,333	11,107,612

The Great Atlantic & Pacific Tea Company, Inc.	Grocery	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 2.00% LIBOR Floor)	3/13/2017	7,874,921	7,874,921	7,968,817	1.6%
				7,874,921	7,874,921	7,968,817

Travelclick, Inc.	Hotels, Motels, Inns and Gaming	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor)	3/26/2018	15,000,000	15,000,000	15,169,312	3.0%
				15,000,000	15,000,000	15,169,312

U.S. Well Services LLC (9)	Oil and Gas	Senior Secured Note (14.50%)	2/15/2017	21,558,808	21,430,696	21,564,270	4.2%
		Warrants to purchase 3.48% of the outstanding common membership interests	2/15/2017	-	11,370	436,137	0.1%
				21,558,808	21,442,066	22,000,407

United Restaurant Group L.P.	Restaurant & Franchise	Senior Secured Second Lien Term Loan (LIBOR + 11.50% Cash, 3.50% PIK)	12/31/2016	10,832,789	10,832,789	10,809,818	2.1%
				10,832,789	10,832,789	10,809,818

United Road Towing Inc. (13)	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (10.00% Cash, 5.00% PIK)	6/30/2014	21,016,117	20,653,191	19,937,991	3.9%
				21,016,117	20,653,191	19,937,991

Velum Global Credit Management LLC	Finance	Senior Secured First Lien Term Loan (15.00%)	3/31/2014	8,300,000	8,331,636	8,290,332	1.6%
				8,300,000	8,331,636	8,290,332

Water Capital USA, Inc.	Finance	Senior Secured First Lien Term Loan (7.00% Cash, 7.00% PIK)	1/3/2015	25,141,230	25,141,230	25,141,230	4.9%
				25,141,230	25,141,230	25,141,230

Westport Axle Corp.(13)	Automobile	Senior Secured First Lien Term Loan (11.50% Cash, 1.50% PIK)	11/17/2018	19,084,847	19,084,847	19,084,847	3.7%
				19,084,847	19,084,847	19,084,847

YRCW Receivables LLC	Cargo Transport	Senior Secured Second Lien Term Loan (LIBOR + 9.75% Cash, 1.50% LIBOR Floor)	9/30/2014	4,848,049	4,779,391	4,858,530	1.0%
				4,848,049	4,779,391	4,858,530

Subtotal Non-Controlled / Non-Affiliated Investments				$752,093,486	$748,405,904	$740,097,249

Affiliated Investments:
Cymax Stores, Inc.(9)	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (10.00% Cash, 5.00% PIK)	8/1/2015	9,006,620	8,605,486	8,466,223	1.7%
		190 Class B Common Units (5)		-	678,154	673,154	0.1%

Subtotal Affiliated Investments				$9,006,620	$9,283,640	$9,139,377

Total Investments, September 30, 2013				$761,100,106	$757,689,544	$749,236,626	147.0%

(1)	All of our investments are domiciled in the United States except for Cymax Stores, Inc. which is domiciled in Canada and denominated in USD.
(2)	Par amount includes accumulated PIK interest and is net of repayments.
(3)	Percentage is based on net assets of $509,834,455 as of September 30, 2013.
(4)	Investment is held via participation agreements with affiliated entities (See note 7).
(5)	190 Class B Common Units represent 19% ownership of Cymax Stores, Inc.
(6)	Fee note is a zero coupon note, due at the earlier of prepayment or maturity and stated interest rate represents an effective interest rate.
(7)	The entire commitment was unfunded at September 30, 2013. As such, no interest is being earned on this investment.
(8)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent $55.7 million and 10.9% of net assets as of September 30, 2013 and are considered restricted.
(9)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(10)	The investment has an unfunded commitment as of September 30, 2013 (See note 8).
(11)	The investment was on PIK non-accrual status as of September 30, 2013.
(12)	Investment changed its name from Kelley Amerit Holdings, Inc. during FY 2013.
(13)	A portion of this investment was sold via a participation agreement (See note 3).

See accompanying notes to consolidated financial statements.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements

March 31, 2014

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

On March 26, 2013, our wholly-owned subsidiary, Medley SBIC LP (“SBIC LP”), a Delaware limited partnership which we own directly and through our wholly-owned subsidiary, Medley SBIC GP LLC, received a license from Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958.

The Company has formed and expects to continue to form certain taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. These Taxable Subsidiaries allow us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, MOF I BDC, MCC Investment Holdings LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Sendero LLC and SBIC LP. All references made to the “Company,” “we,” and “us” herein include Medley Capital Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP may be omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended September 30, 2013, which was filed with the U.S. Securities and Exchange Commission on December 10, 2013. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2014.

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

On February 5, 2014, the Company completed a public offering of 6,000,000 shares of our common stock at a public offering price of $14.00 per share, raising approximately $81.1 million in net proceeds.

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

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Other fee income for the three and six months ended March 31, 2014 was approximately $5.4 million and $12.0 million, respectively. For the three and six months ended March 31, 2013 other fee income was approximately $3.5 million and $6.4 million, respectively.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as income when the services are rendered.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended March 31, 2014, the Company earned approximately $2.7 million and $5.5 million in PIK, respectively. For the three and six months ended March 31, 2013, the Company earned approximately $1.9 million and $4.1 million in PIK interest, respectively.

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

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At March 31, 2014, one portfolio company was on non-accrual status with a fair value of approximately $4.1 million, or 0.4% of the fair value of our portfolio. No portfolio companies were on non-accrual status at September 30, 2013.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	our quarterly valuation process begins with each portfolio investment being initially valued by the investment professionals responsible for monitoring the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with senior management; and

•	an independent valuation firm engaged by our board of directors reviews approximately one third of these preliminary valuations each quarter on a rotating quarterly basis on non-fiscal year-end quarters, such that each of these investments will be valued by independent valuation firms at least twice per annum when combined with the fiscal year-end review of all the investments by independent valuation firms.

In addition, all of our investments are subject to the following valuation process:

•	review management’s preliminary valuations and their own independent assessment;

•	the audit committee of our board of directors reviews the preliminary valuations of the investment professionals, senior management and independent valuation firms; and

•	our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of MCC Advisors, the respective independent valuation firms and the audit committee.

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

New Accounting Pronouncements

In June 2013, the FASB issued Accounting Standards Update 2013-08 “Financial Services-Investment Companies (Topic 946) Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”). ASU 2013-08 clarifies the characteristics of an investment company and requires reporting entities to disclose information about the following items: (i) the type and amount of financial support provided to investee companies, including situations in which the Company assisted an investee in obtaining financial support, (ii) the primary reasons for providing the financial support, (iii) the type and amount of financial support the Company is contractually required to provide to an investee, but has not yet provided, and (iv) the primary reasons for the contractual requirement to provide the financial support. The amendments in ASU 2013-08 are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. We are currently evaluating the impact this accounting standards update will have on our financial statements.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There is no provision for federal excise tax for 2013 accrued at March 31, 2014.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $316,858 for the six months ended March 31, 2014 and are recorded as deferred tax liability on the consolidated statements of assets and liabilities and are included as a component of net unrealized appreciation/(depreciation) on investments in the consolidated statement of operations.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at March 31, 2014. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of March 31, 2014 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$590,124	60.6%	$575,383	60.0%
Senior Secured Second Lien Term Loans	288,754	29.6	285,640	29.7
Senior Secured Notes	86,285	8.8	86,443	9.0
Unsecured Debt	260	0.1	262	0.1
Equity/Warrants	8,792	0.9	11,274	1.2
Total	$974,215	100.0%	$959,002	100.0%

The composition of our investments as of September 30, 2013 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$418,109	55.2%	$408,802	54.5%
Senior Secured Second Lien Term Loans	253,210	33.4	251,963	33.6
Senior Secured Notes	84,125	11.1	85,262	11.4
Unsecured Debt	255	0.1	255	0.1
Equity/Warrants	1,991	0.2	2,955	0.4
Total	$757,690	100.0%	$749,237	100.0%

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2014 (dollars in thousands):

	Investments at	Percentage of
	Fair Value	Total Portfolio
Oil and Gas	$94,408	9.9%
Buildings and Real Estate	83,745	8.7
Personal and Nondurable Consumer Products (Manufacturing Only)	64,217	6.7
Business Services	56,882	5.9
Retail Stores	56,200	5.9
Personal, Food and Miscellaneous Services	51,818	5.4
Telecommunications	49,790	5.2
Healthcare, Education and Childcare	43,476	4.5
Mining, Steel, Iron and Nonprecious Metals	42,361	4.4
Home and Office Furnishings, Housewares, and Durable Consumer Products	41,232	4.3
Aerospace & Defense	40,477	4.2
Containers, Packaging and Glass	36,601	3.8
Diversified/Conglomerate Manufacturing	35,446	3.7
Chemicals, Plastics and Rubber	34,537	3.6
Beverage, Food and Tobacco	34,091	3.6
Finance	33,920	3.5
Restaurant & Franchise	32,085	3.3
Diversified/Conglomerate Service	25,539	2.7
Automobile	23,918	2.5
Leisure, Amusement, Motion Pictures, Entertainment	22,174	2.3
Hotels, Motels, Inns and Gaming	15,300	1.6
Structure Finance Securities	9,403	1.0
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8,168	0.9
Grocery	8,006	0.8
Electronics	7,981	0.8
Cargo Transport	7,227	0.8
Total	$959,002	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2013 (dollars in thousands):

	Investments at	Percentage of
	Fair Value	Total Portfolio
Personal, Food and Miscellaneous Services	$72,586	9.7%
Healthcare, Education and Childcare	64,138	8.6
Business Services	59,932	8.0
Personal and Nondurable Consumer Products (Manufacturing Only)	48,017	6.4
Automobile	43,733	5.8
Mining, Steel, Iron and Nonprecious Metals	42,743	5.7
Finance	42,182	5.6
Home and Office Furnishings, Housewares, and Durable Consumer Products	40,139	5.4
Retail Stores	39,196	5.2
Buildings and Real Estate	36,570	4.9
Oil and Gas	35,987	4.8
Restaurant & Franchise	32,249	4.3
Aerospace & Defense	29,567	3.9
Hotels, Motels, Inns and Gaming	26,018	3.5
Diversified/Conglomerate Service	25,336	3.4
Diversified/Conglomerate Manufacturing	23,608	3.2
Beverage, Food and Tobacco	16,863	2.2
Telecommunications	12,329	1.6
Cargo Transport	12,305	1.6
Containers, Packaging and Glass	12,000	1.6
Leisure, Amusement, Motion Pictures, Entertainment	9,791	1.3
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8,002	1.1
Electronics	7,977	1.1
Grocery	7,969	1.1
Total	$749,237	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at March 31, 2014 (dollars in thousands):

	Investments at Fair Value	Percentage
Midwest	$253,920	26.5%
Southeast	192,153	20.0
West	187,211	19.5
Southwest	177,862	18.6
Northeast	90,501	9.4
Mid-Atlantic	47,550	5.0
International	9,805	1.0
Total	$959,002	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2013 (dollars in thousands):

	Investments at Fair Value	Percentage
Midwest	$231,437	30.9%
West	182,195	24.3
Southeast	103,692	13.9
Southwest	101,386	13.5
Northeast	61,490	8.2
Mid-Atlantic	59,898	8.0
International	9,139	1.2
Total	$749,237	100.0%

Transactions With Affiliated Companies

During the six months ended March 31, 2014, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows:

Name of Investment	Fair Value at September 30, 2013	Purchases (Sales) of/Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Income Earned	Fair Value at March 31, 2014	Capital Loss
Non-Controlled Affiliates
Cymax Stores, Inc.	$9,139,377	$—	$—	$784,909	$9,804,849	$—
Total Non-Controlled Affiliates	$9,139,377	$—	$—	$784,909	$9,804,849	$—

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

Purchases (sales) of/advances (distributions) to affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the six months ended March 31, 2014 and March 31, 2013, respectively. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from affiliates is included in total investment income on the consolidated statements of operations for the six months ended March 31, 2014 and March 31, 2013, respectively.

Loan Participation Sales

Since inception, the Company has sold portions of fourteen investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company in an aggregate amount of approximately $77.8 million. At March 31, 2014 the aggregate fair value of the loans sold on participation was $151.6 million. Such investments where the Company has retained a proportionate interest are included in the consolidated schedule of investments. All of these investments are classified within Level 3 of the fair value hierarchy, as defined in Note 4. One of the loans that has been participated with a par value of $1.3 million and a fair value of $1.2 million has been presented as gross basis in accordance with US GAAP.

During the three and six months ended March 31, 2014, the Company made interest and (principal) payments to the sub-participant in the aggregate amount of $1.8 million and $24.3 million. During the three and six months ended March 31, 2013, the Company made interest and (principal) payments to the sub-participant in the aggregate amount of $0.9 million and $1.3 million. Under the terms of the participation agreements, the Company will make periodic payments to the sub-participant equal to the sub-participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of March 31, 2014 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$575,383	$575,383
Senior Secured Second Lien Term Loans	—	—	285,640	285,640
Senior Secured Notes	—	19,896	66,547	86,443
Unsecured Debt	—	—	262	262
Equity/Warrants	—	—	11,274	11,274
Total	$—	$19,896	$939,106	$959,002

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2013 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$408,802	$408,802
Senior Secured Second Lien Term Loans	—	—	251,963	251,963
Senior Secured Notes	—	8,003	77,259	85,262
Unsecured Debt	—	—	255	255
Equity/Warrants	—	—	2,955	2,955
Total	$—	$8,003	$741,234	$749,237

The following table provides a reconciliation of the beginning and ending balances for investments that use level 3 inputs for the six months ended March 31, 2014 (dollars in thousands):

	Senior	Senior
	Secured	Secured
	First	Second	Senior
	Lien Term	Lien Term	Secured	Unsecured	Equities/
	Loans	Loans	Notes	Debt	Warrants	Total
Balance as of September 30, 2013	$408,802	$251,963	$77,259	$255	$2,955	$741,234
Purchases and other adjustments to cost	60,810	1,761	4,940	5	1,756	69,272
Originations	182,847	80,930	-	-	5,046	268,823
Sales	-	-	(2,985)	-	-	(2,985)
Settlements	(71,626)	(47,191)	-	-	-	(118,817)
Net realized gains (losses) from investments	(16)	44	45	-	-	73
Net transfers in and/or out of Level 3	-	-	(13,260)	-	-	(13,260)
Net unrealized gains (losses)	(5,434)	(1,867)	548	2	1,517	(5,234)
Balance as of March 31, 2014	$575,383	$285,640	$66,547	$262	$11,274	$939,106

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

Net change in unrealized loss included in earnings related to investments still held as of March 31, 2014 and 2013, was approximately $5.3 million and $1.4 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the quarter ended March 31, 2014, one of our Senior Secured Notes with a fair value of $13.3 million transferred from Level 3 to Level 2 because of the increase in availability of the transaction data or the inputs to the valuation became observable. Reclassifications impacting level 3 of the fair value hierarchy are reported as transfers in/out of the level 3 category as of the beginning of the quarter in which the reclassifications occur.

The following table presents the quantitative information about level 3 fair value measurements of our investments, as of March 31, 2014 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)

Senior Secured First Lien Term Loans	$544,656	Income Approach (DCF)	Market yield	9.5% - 25.0% (12.0%)

Senior Secured First Lien Term Loans	4,090	Market Approach	EBIDTA Multiple(1)	4.0x - 7.0x (5.5x)

Senior Secured First Lien Term Loans	12,699	Market Approach (Current value)	Revenue Multiple(1)	1.8x - 1.8x (1.8x)

Senior Secured First Lien Term Loans	13,755	Market Approach (Sales proceed)	N/A	N/A

Senior Secured First Lien Term Loans - Fee Note	183	Income Approach (DCF)	Market yield	14.9% - 14.9% (14.9%)

Senior Secured Second Lien Term Loans	285,640	Income Approach (DCF)	Market yield	8.9% - 23.0% (12.7%)

Senior Secured Notes	66,547	Income Approach (DCF)	Market yield	8.5% - 14.1% (11.8%)

Unsecured Debt	262	Income Approach (DCF)	Market yield	15.8% - 15.8% (15.8%)

Equity	4,206	Income Approach (DCF)	Market yield	13.5% - 13.5% (13.5%)

Warrants	429	Income Approach (DCF)	Discount Rate	18.0% - 18.0% (18.0%)

Equity/Warrants	4,643	Market Approach (Guideline Comparable)	EBIDTA Multiple(1)	4.0x - 13.5x (6.6x)

Equity/Warrants	1,040	Market Approach	Revenue Multiple(1)	0.2x - 1.7x (0.2x)

Warrants	956	Option Model	Volatility	80.0% - 80.0% (80.0%)

Total	$939,106

The following table presents the quantitative information about level 3 fair value measurements of our investments, as of September 30, 2013 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
Senior Secured First Lien Term Loans	$404,041	Income Approach (DCF)	Market yield	10.0% - 50.6% (14.4%)

Senior Secured First Lien Term Loans	4,090	Cost recovery	EV coverage	N/A

Senior Secured First Lien Term Loans - Fee Note	671	Income Approach (DCF)	Market yield	0.0% - 14.9% (3.8%)

Senior Secured Second Lien Term Loans	251,963	Income Approach (DCF)	Market yield	9.3% - 20.7% (12.6%)

Senior Secured Notes	77,259	Income Approach (DCF)	Market yield	8.4% - 14.5% (12.2%)

Unsecured Debt	255	Income Approach (DCF)	Market yield	16.0% - 16.0% (16.0%)

Warrants	2,282	Market Approach (Guideline Comparable)	EBITDA multiple (1)	2.8x – 6.5x (5.3x)

Equity	673	Market Approach	Revenue multiple (1)	0.2x - 0.2x (0.2x)

Total	$741,234

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

The Company’s outstanding debt as of March 31, 2014 and September 30, 2013 were as follows (dollars in thousands):

	As of
	March 31, 2014			September 30, 2013
	Aggregate			Aggregate
	Principal	Principal		Principal	Principal
	Amount	Amount	Carrying	Amount	Amount	Carrying
	Available	Outstanding	Value	Available	Outstanding	Value
Revolving Credit Facility	$245,000	$136,200	$136,200	$245,000	$2,500	$2,500
Term Loan Facility	120,000	120,000	120,000	120,000	120,000	120,000
2019 Notes	40,000	40,000	41,120	40,000	40,000	42,048
2023 Notes	63,500	63,500	62,001	63,500	63,500	60,579
SBA Debentures	100,000	44,000	44,000	50,000	30,000	30,000
Total	$568,500	$403,700	$403,321	$518,500	$256,000	$255,127

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

At March 31, 2014, the carrying amount of our borrowings under the Facilities approximated the fair value of our debt obligations. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2014 and September 30, 2013, the Facilities would be deemed to be level 3, as defined in Note 4.

As of March 31, 2014 and September 30, 2013, $3.8 million and $3.8 million, respectively, of financing costs related to the Revolving Facility have been capitalized and are being amortized over their respective terms. As of March 31, 2014 and September 30, 2013, $2.1 million and $2.1 million of financing costs related to the Term Loan Facility have been capitalized and are being amortized over their respective terms.

For the three and six months ended March 31, 2014 and 2013, the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
Revolving Facility interest	$622	$319	$1,009	$668
Revolving Facility commitment fee	323	403	841	699
Term Facility interest	1,256	1,014	2,519	1,687
Amortization of deferred financing costs	318	280	642	494
Total interest and fees expense	$2,519	$2,016	$5,011	$3,548
Weighted average stated interest rate	4.42%	4.12%	4.23%	4.19%
Weighted average outstanding balance	$172,154	$131,164	$167,154	$112,809

As of March 31, 2014 and September 30, 2013, there was $136.2 million and $2.5 million, respectively, outstanding under the Revolving Facility. As of March 31, 2014 and September 30, 2013, there was $120.0 million and $120.0 million, respectively, outstanding under the Term Loan Facility.

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

At March 31, 2014, the carrying amount and fair value of the 2019 Notes was $40.0 million and $41.1 million, respectively. At September 30, 2013, the carrying amount and fair value of the 2019 Notes was $40.0 million and $42.0 million, respectively. At March 31, 2014, the carrying amount and fair value of the 2023 Notes was $63.5 million and $62.0 million, respectively. At September 30, 2013, the carrying amount and fair value of the 2023 Notes was $63.5 million and $60.6 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Unsecured Senior Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. At March 31, 2014 and September 30, 2013 the Unsecured Senior Notes would be deemed to be level 1, as defined in Note 4.

As of March 31, 2014 and September 30, 2013, $1.5 million and $1.5 million, respectively, of financing costs related to the 2019 notes have been deferred and are being amortized over their respective terms. As of March 30, 2014 and September 30, 2013, $2.1 million and $2.1 million, respectively, of financing costs related to the 2023 notes have been deferred and are being amortized over their respective terms.

For the three and six months ended March 31, 2014 and 2013, the components of interest expense, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
2019 Unsecured Notes interest	$713	$713	$1,425	$1,425
2023 Unsecured Notes interest	972	125	1,945	125
Amortization of deferred financing costs	104	59	210	112
Total interest and fees expense	$1,789	$897	$3,580	$1,662
Weighted average stated interest rate	6.60%	6.85%	6.53%	6.95%
Weighted average outstanding balance	$103,500	$49,560	$103,500	$44,727

As of March 31, 2014, $40.0 million and $63.5 million in aggregate principal amount of the 2019 Notes and the 2023 notes were outstanding, respectively. As of March 31, 2013, $40.0 million and $63.5 million in aggregate principal amount of the 2019 Notes and the 2023 notes were outstanding, respectively.

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

As of March 31, 2014, SBIC LP had $50.0 million in regulatory capital and had $44.0 million SBA-guaranteed debentures outstanding. As of September 30, 2013, SBIC LP had $50.0 million in regulatory capital and had $30.0 million SBA-guaranteed debentures outstanding.

Our fixed-rate SBA debentures as of March 31, 2014 and September 30, 2013 were as follows:

	March 31, 2014		September 30, 2013(1)
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate

September 2013	$5,000,000	4.404%	$5,000,000	4.404%
March 2014	39,000,000	3.951%	-	$-
Weighted Average Rate/Total	$44,000,000	4.002%	$5,000,000	4.404%

(1) The interest rate on the $5.0 million of outstanding debentures was fixed at an average annualized rate of 4.4%. The weighted average annualized interim financing rate on the remaining $25.0 million of outstanding debentures was 1.5% and was set to pool in March 2014.

As of March 31, 2014, the carrying amount of the SBA-guaranteed debentures approximated the fair value of our debt obligations. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2014, and September 30, 2013 the SBA-guaranteed debentures would be deemed to be level 3, as defined in Note 4.

For the three and six months ended March 31, 2014 and 2013, the components of interest, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows:

	For the three months ended March 31,		For the six months ended March 31,
	2014	2013	2014	2013
SBA Debentures interest	$209	$-	$381	$-
Amortization of deferred financing costs	78	-	143	-
Total interest and fees expense	$287	$-	$524	$-
Weighted average stated interest rate	1.93%	N/A	1.90%	N/A
Weighted average outstanding balance	$44,000	$-	$40,231	$-

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

For the three and six month periods ended March 31, 2014, the Company incurred base management fees to MCC Advisors of $4.1 million and $7.7 million, respectively. For the three and six month periods ended March 31, 2014, we incurred $4.1 million and $8.4 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three and six months ended March 31, 2013, the Company incurred net base management fees payable to MCC Advisors of $2.5 million and $4.6 million, respectively. For the three and six months ended March 31, 2013, the Company incurred $2.6 million and $5.0 million in incentive fees related to pre-incentive fee net investment income, respectively.

As of March 31, 2014 and September 30, 2013, $8.2 million and $6.9 million were included in “management and incentive fees payable,” in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three and six months ended March 31, 2014, we incurred $0.8 million and $1.5 million in administrator expenses, respectively. For the three and six months ended March 31, 2013, we incurred $0.6 million and $1.1 million in administrator expenses, respectively.

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

The Company holds its investment in Geneva Wood Fuels LLC through a participation agreement with an affiliated entity, which represents 0.4% of the Company’s investments as of March 31, 2014 and 0.6% as of September 30, 2013. By virtue of owning loans through a participation agreement, the Company has a contractual relationship with the affiliate, not the borrower. As a result, the Company is subject to the credit risk of the affiliate as well as that of the borrower. As of March 31, 2014 and September 30, 2013, the principal amount related to this loan participation was $8.2 million and $8.2 million, respectively. There was no investment income recorded related to this loan participation for the three and six months ended March 31, 2014, as it was on non-accrual status. For the three and six months ended March 31, 2013, total investment income related to this loan participation was $0.2 million and $0.5 million, respectively.

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

Note 8. Commitments

As of March 31, 2014, we had commitments under loan and financing agreements to fund up to $67.3 million to 13 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. As of September 30, 2013, we had commitments under loan and financing agreements to fund up to $33.1 million to 6 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2014 and September 30, 2013 is shown in the table below (dollars in thousands):

	As of
	March 31, 2014	September 30, 2013
Red Skye Wireless LLC	$15,000	$15,000
Wheels Up Partners LLC	9,176	-
Merchant Cash and Capital LLC	8,096	-
Sendero Drilling Company LLC	7,745	-
Lighting Science Group Corporation – Delayed Draw TL	6,250	-
Lydell Jewelry Design Studio LLC	5,928	5,928
Be Green Manufacturing and Distribution Centers LLC – Delayed Draw TL	3,667	-
DreamFinders Homes - TLB	2,723	2,723
The Plastics Group Acquisition Corp	2,500	-
Tenere Acquisition Corp.	2,000	2,000
Response Team Holdings LLC	1,852	-
Momentum Telecom, Inc.	1,163	-
Physicians Care Alliance LLC - Revolver	767	767
Be Green Manufacturing and Distribution Centers LLC - Revolver	479	-
DLR Restaurants LLC	-	4,177
DreamFinders Homes - TLA	-	2,500
Total	$67,346	$33,095

Note 9. Other Fee Income

The other fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, transaction break-up fee and other miscellaneous fees. The following tables summarize the Company’s other fee income for the three and six months ended March 31, 2014 and 2013 (dollars in thousands):

	For the three months ended March 31
	2014	2013
Origination fee	$4,330	$1,615
Prepayment fee	-	1,311
Amendment fee	887	500
Transaction break-up fee	-	-
Administrative agent fee	122	72
Other fees	62	-
Other fee income	$5,401	$3,498

	For the six months ended March 31
	2014	2013
Origination fee	$7,361	$3,644
Prepayment fee	3,026	1,470
Amendment fee	1,173	819
Transaction break-up fee	100	-
Administrative agent fee	236	132
Other fees	88	312
Other fee income	$11,984	$6,377

Note 10. Directors Fees

The independent directors receive an annual fee of $50,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and six months ended March 31, 2014, we accrued $0.2 million and $0.3 million for directors’ fees expense, respectively. For the three and six months ended March 31, 2013, we accrued $0.1 million and $0.2 million for directors’ fees expense, respectively.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended March 31, 2014 (dollars in thousands except share and per share amounts):

Basic and diluted	Three months ended March 31, 2014	Six months ended March 31, 2014
Net increase in net assets from operations	$12,442	$26,735
Weighted average common shares outstanding	43,883,259	42,002,482
Earnings per common share-basic and diluted	$0.28	$0.64

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended March 31, 2013 (dollars in thousands except share and per share amounts):

Basic and diluted	Three months ended March 31, 2013	Six months ended March 31, 2013
Net increase in net assets from operations	$11,523	$21,136
Weighted average common shares outstanding	28,669,859	26,697,175
Earnings per common share-basic and diluted	$0.40	$0.79

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended March 31, 2013 and 2012:

	For the six months ended March 31
	2014	2013
Per share data:
Net asset value per share at beginning of period	$12.70	$12.52

Net investment income (1)	0.80	0.75
Net realized gains on investments	0.00	0.02
Net unrealized appreciation/(depreciation) on investments	(0.16)	0.03
Net unrealized appreciation/(depreciation) on participations	0.01	-
Provision for taxes on unrealized gain/(loss) on investments	(0.01)	-
Net increase in net assets	0.64	0.80

Distributions declared from net investment income	(0.74)	(0.72)

Issuance of common stock, net of underwriting costs	0.11	0.14
Offering costs	(0.01)	(0.01)
Other (2)	(0.01)	-

Net asset value at end of period	$12.69	$12.73
Net assets at end of period	$587,239,882	$365,481,079
Shares outstanding at end of period	46,283,712	28,703,397

Per share market value at end of period	$13.61	$15.85
Total return based on market value (3)	4.38%	18.46%
Total return based on net asset value (4)	5.68%	6.92%
Portfolio turnover rate	14.36%	14.40%

 The following is a schedule of ratios and supplemental data for the six months ended March 31, 2013 and 2012:

	For the six months ended March 31
	2014	2013
Ratios: (5)
Ratio of net investment income to average net assets	13.29%	12.98%
Ratio of total expenses to average net assets	11.67%	11.62%
Ratio of incentive fees to average net assets	3.32%	3.25%

Supplemental Data:
Ratio of operating expenses and credit facility related expenses to average net assets	8.34%	8.38%
Average debt outstanding (6)	$310,885,165	$157,536,099
Average debt outstanding per common share	$7.40	$5.90
Asset coverage ratio per unit (7)	2,633	2,558
Average market value per unit
Facilities (8)	N/A	N/A
SBA debentures (8)	N/A	N/A
Notes due 2019	$25.82	$26.08
Notes due 2023	$23.72	24.96

(1)	Net investment income based on total weighted average common stock outstanding was $0.80 per share and $0.75 per share for the six months ended March 31, 2014 and 2013, respectively.
(2)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(4)	Total annual return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(5)	Ratios are annualized.
(6)	Based on daily weighted average balance of debt outstanding during the period.
(7)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(8)	The Facilities and SBA debentures are not registered for public trading.

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

The following table summarizes the Company’s dividend declarations and distributions during the six months ended March 31, 2014 and 2013:

Date Declared	Record Date	Payment Date	Amount Per Share

For the six months ended March 31, 2014
10/30/2013	11/22/2013	12/13/2013	0.37
2/5/2014	2/26/2014	3/14/2014	0.37
			$0.74

Date Declared	Record Date	Payment Date	Amount Per Share

For the six months ended March 31, 2013
11/1/2012	11/23/2012	12/14/2012	0.36
1/30/2013	2/27/2013	3/15/2013	0.36
			$0.72

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the six months ended March 31, 2014, except as disclosed below.

On April 28, 2014, the Company completed a public offering of 6,000,000 shares of its common stock at a public offering price of $13.25 per share, raising approximately $76.7 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.

On May 1, 2014, the Company’s board of directors declared a quarterly dividend of $0.37 per share payable on June 13, 2014, to stockholders of record at the close of business on May 28, 2014.

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

 Portfolio and Investment Activity

As of March 31, 2014, our portfolio consisted of investments in 69 portfolio companies with a fair value of approximately $959.0 million. During the three months ended March 31, 2014, we invested $139.8 million in 8 new portfolio companies and $30.9 million in 6 existing portfolio companies, and we had $29.8 million in aggregate amount of exits and repayments, resulting in net investments of $140.9 million for the period. As of March 31, 2013, our portfolio consisted of investments in 51 portfolio companies with a fair value of approximately $594.2 million. During the three months ended March 31, 2013, we invested $89.8 million in 8 new portfolio companies and $33.4 million in 7 existing portfolio companies, and we had $53.0 million in aggregate amount of exits and repayments, resulting in net investments of $70.2 million for the period.

During the six months ended March 31, 2014, we invested $287.4 million in 20 new portfolio companies and $43.9 million in 8 existing portfolio companies, and we had $121.8 million in aggregate amounts of exits and repayments, resulting in net investments of $209.5 million for the period. During the six months ended March 31, 2013, we invested $206.9 million in 19 new portfolio companies and $49.5 million in 10 existing portfolio companies, and we had $69.8 million in aggregate amount of exits and repayments, resulting in net investments of $186.6 million for the period.

As of March 31, 2014, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $14.1 million and $13.9 million, and $26.0 million and $25.5 million, respectively. As of March 31, 2013, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $11.7 million and $11.7 million, and $25.4 million and $25.7 million, respectively.

The following table summarizes the amortized cost and the fair value of investments as of March 31, 2014 (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$590,124	60.6%	$575,383	60.0%
Senior Secured Second Lien Term Loans	288,754	29.6	285,640	29.7
Senior Secured Notes	86,285	8.8	86,443	9.0
Unsecured Debt	260	0.1	262	0.1
Equity/Warrants	8,792	0.9	11,274	1.2
Total	$974,215	100.0%	$959,002	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2013 (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$418,109	55.2%	$408,802	54.5%
Senior Secured Second Lien Term Loans	253,210	33.4	251,963	33.6
Senior Secured Notes	84,125	11.1	85,262	11.4
Unsecured Debt	255	0.1	255	0.1
Equity/Warrants	1,991	0.2	2,955	0.4
Total	$757,690	100.0%	$749,237	100.0%

As of March 31, 2014, the weighted average loan to value ratio (“LTV”) of our portfolio investments was approximately 56.3%. We believe that the LTV ratio for a portfolio investment is a useful indicator of the riskiness of the portfolio investment, or its likelihood of default. As part of our investment strategy, we seek to structure transactions with downside protection and seek LTVs of lower than 65%. We regularly evaluate the LTV of our portfolio investments and believe that LTV is a useful indicator for management and investors.

As of March 31, 2014, our income-bearing investment portfolio, which represented nearly 99.2% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 13.5%, and 63.4% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 36.6% bore interest at fixed rates.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2014 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$34,915	3.6%
2	850,884	88.7
3	60,945	6.4
4	8,168	0.9
5	4,090	0.4
Total	$959,002	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2013 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$37,618	5.0%
2	650,130	86.8
3	49,396	6.6
4	8,003	1.1
5	4,090	0.5
Total	$749,237	100.0%

Results of Operations

Operating results for the three and six months ended March 31, 2014 and 2013 are as follows (dollars in thousands):

	For the three months ended March 31
	2014	2013
	($ in thousands)
Total investment income	$31,398	$20,207
Total expenses	14,843	9,811
Net investment income	16,555	10,396
Net realized gains (losses)	28	153
Net unrealized gains (losses) on investments	(3,978)	974
Net unrealized gains (losses) on participations	154	-
Provision for taxes on unrealized gain/(loss) on investments	(317)	-
Net increase in net assets resulting from operations	$12,442	$11,523

	For the six months ended March 31
	2014	2013
	($ in thousands)
Total investment income	$63,066	$37,927
Total expenses	29,480	17,913
Net investment income	33,586	20,014
Net realized gains (losses)	73	374
Net unrealized gains (losses) on investments	(6,761)	748
Net unrealized gains (losses) on participations	154	-
Provision for taxes on unrealized gain/(loss) on investments	(317)	-
Net increase in net assets resulting from operations	$26,735	$21,136

Investment Income

For the three and six months ended March 31, 2014, investment income totaled $31.4 million and $63.1 million, respectively, of which $26.0 million and $51.1 million was attributable to portfolio interest and $5.4 million and $12.0 million to other fee income.

For the three and six months ended March 31, 2013, investment income totaled $20.2 million and $37.9 million, respectively, of which $16.7 million and $31.5 million was attributable to portfolio interest and $3.5 million and $6.4 million to other fee income.

Operating Expenses

Operating expenses for the three and six months ended March 31, 2014 and 2013 were as follows (dollars in thousands):

	For the three months ended
	March 31, 2014	March 31, 2013
Base management fees	$4,078	$2,534
Incentive fees	4,139	2,599
Administrator expenses	840	569
Professional fees	543	549
Interest and financing expenses	4,614	2,933
Directors fees	190	131
Insurance	137	73
General and administrative	302	274
Organizational Expense	—	149
Expenses	$14,843	$9,811

	For the six months ended
	March 31, 2014	March 31, 2013
Base management fees	$7,743	$4,630
Incentive fees	8,397	5,003
Administrator expenses	1,513	1,091
Professional fees	1,157	841
Interest and financing expenses	9,154	5,251
Directors fees	341	243
Insurance	276	141
General and administrative	899	564
Organizational Expense	—	149
Expenses	$29,480	$17,913

For the three months ended March 31, 2014, total operating expenses increased by $5.0 million, or 51.3%, compared to the three months ended March 31, 2013. For the six months ended March 31, 2014, total operating expenses increased by $11.6 million, or 64.6%, compared to the six months ended March 31, 2013.

Interest and financing expenses were higher in the three months ended March 31, 2014 than the three months ended March 31, 2013 as a result of increase in commitment on a four-year senior secured revolving credit facility, issuing $40.0 million in aggregate principal amount of 7.125% unsecured notes that mature on March 30, 2019 (the “2019 Notes“), entering into a new five-year senior secured term loan credit facility, issuing $63.5 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes“) and issuing SBA-guaranteed debentures.

Excluding interest and financing expenses, expenses increased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to an increase in professional fees, base management fees, incentive fees, administrative service fees, general administrative expenses and organizational expenses. Professional fees and administrative service fees have increased due to higher legal, audit, valuation services and administrator expenses. Base management fees, which are calculated based on average gross assets, increased due to the growth in the portfolio throughout the period. The incentive fee increased as a result of the increase in pre-incentive fee net investment income.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and six months ended March 31, 2014, we recognized $28,052 and $73,052 realized gains on our portfolio investments, respectively. During the three and six months ended March 31, 2013, we recognized $0.2 million and $0.4 million realized gains, respectively, on portfolio investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended March 31, 2014, we had $4.0 million and $6.8 million of unrealized depreciation, respectively, on portfolio investments. For the three and six months ended March 31, 2013, we had $1.0 million and $0.7 million of unrealized appreciation, respectively, on portfolio investments. For the three and six months ended March 31, 2014, we had $0.2 million and $0.2 million of unrealized appreciation, respectively, on participated investments. For the three and six months ended March 31, 2013, we had no unrealized appreciation or depreciation on participated investments.

Provision for Taxes on Unrealized Appreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and six months ended March 31, 2014, the Company recognized a provision for tax on unrealized gain of $0.3 million and $0.3 million for consolidated subsidiaries, respectively. For the three and six months ended March 31, 2013, the Company did not recognize a provision for tax on unrealized gain.

Changes in Net Assets from Operations

For the three months ended March 31, 2014, we recorded a net increase in net assets resulting from operations of $12.4 million versus a net increase in net assets resulting from operations of $11.5 million for the three months ended March 31, 2013. The difference is attributable to an increase in total investment income offset by an increase in total operating expenses, resulting from portfolio growth and an increase in net unrealized depreciation for the three months ended March 31, 2014, as compared to the same period in the prior year. Based on 43,883,259 and 28,669,859 weighted average common shares outstanding for the three months ended March 31, 2014 and 2013, respectively, our per share net increase in net assets resulting from operations was $0.28 for the three months ended March 31, 2014, versus a per share net increase in net assets from operations of $0.40 for the three months ended March 31, 2013.

For the six months ended March 31, 2014, we recorded a net increase in net assets resulting from operations of $26.7 million versus a net increase in net assets resulting from operations of $21.1 million for the six months ended March 31, 2013. The difference is attributable to an increase in total investment income offset by an increase in total operating expenses, resulting from portfolio growth and an increase in net unrealized depreciation for the for the six months ended March 31, 2014, as compared to the same period in the prior year. Based on 42,002,482 and 26,697,175 weighted average common shares outstanding for the six months ended March 31, 2014 and 2013, respectively, our per share net increase in net assets resulting from operations was $0.64 for the six months ended March 31, 2014, versus a per share net increase in net assets from operations of $0.79 for the six months ended March 31, 2013.

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

Amendment No. 1 to the Revolving Facility revised the Revolving Facility, to, among other things, increase the amount available for borrowing from $125.0 million to $132.5 million; permit the Term Loan Facility; and extend the maturity date from August 4, 2015 to August 31, 2016. Amendment No. 1 to the Revolving Facility also changes the interest rate of the Revolving Facility from (a) Eurocurrency loans from LIBOR + 3.75% per annum, with a 1% LIBOR floor, to (i) when the Company’s stockholders’ equity is less than or equal to $350.0 million and the step-down condition is not satisfied, LIBOR plus 3.75% per annum, with no LIBOR floor, and (ii) when the Company’s stockholders’ equity exceeds $350.0 million and the step-down condition is satisfied, LIBOR plus 3.25% per annum, with no LIBOR floor, and (b) alternative base rate loans based, or ABR, on 2.75% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5%, LIBOR for a period of three months plus 1% or the ABR Floor of 2% to (i) when the Company’s stockholders’ equity is less than or equal to $350.0 million and the step-down condition is not satisfied, 2.75% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5% or LIBOR for a period of three months plus 1%, and (ii) when the Company’s stockholders’ equity exceeds $350.0 million and the step-down condition is satisfied, 2.25% per annum plus the greatest of the Prime Rate in effect on such day, the federal funds effective rate for such day plus 0.5% or LIBOR for a period of three months plus 1%. As of March 31, 2014, there was $136.2 million outstanding under the Revolving Facility.

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

Amendment No. 1 to the Term Loan Facility revised the Term Loan Facility, to, among other things, increase the amount available for borrowing from $55.0 million to $80.5 million. The Term Loan Facility matures on August 31, 2017, bears interest at LIBOR plus 4.0% (with no LIBOR floor, rounded upwards, if necessary, to the next 1/16 of 1.0%).

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

On September 9, 2013, we completed a public offering of 6,900,000 shares of our common stock, which included the full exercise of the underwriters’ option to purchase an additional 900,000 shares, at a public offering price of $13.00 per share, raising approximately $86.6 million in net proceeds.

On September 25, 2013, the Company closed $15.0 million of additional commitment to the Revolving Facility resulting in total commitments to the Revolving Facility of $245.0 million and $5.0 million of additional commitment to the Term Facility resulting in total commitments to the Term Facility of $120.0 million.

On February 5, 2014 we completed a public offering of 6,000,000 shares of our common stock at a public offering price of $14.00 per share, raising approximately $81.1 million in net proceeds.

As of March 31, 2014, we had $22.7 million in cash. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

As of March 31, 2014, SBIC LP had $50.0 million in regulatory capital and had $44.0 million SBA-guaranteed debentures outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. As of March 31, 2014, we had commitments under loan and financing agreements to fund up to $67.3 million to 13 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. As of September 30, 2013, we had commitments under loan and financing agreements to fund up to $33.1 million to 6 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments at March 31, 2014 and September 30, 2013 is shown in the table below (dollars in thousands):

	As of
	March 31, 2014	September 30, 2013
Red Skye Wireless LLC	$15,000	$15,000
Wheels Up Partners LLC	9,176	-
Merchant Cash and Capital LLC	8,096	-
Sendero Drilling Company LLC	7,745	-
Lighting Science Group Corporation – Delayed Draw TL	6,250	-
Lydell Jewelry Design Studio LLC	5,928	5,928
Be Green Manufacturing and Distribution Centers LLC – Delayed Draw TL	3,667	-
DreamFinders Homes - TLB	2,723	2,723
The Plastics Group Acquisition Corp	2,500	-
Tenere Acquisition Corp.	2,000	2,000
Response Team Holdings LLC	1,852	-
Momentum Telecom, Inc.	1,163	-
Physicians Care Alliance LLC - Revolver	767	767
Be Green Manufacturing and Distribution Centers LLC - Revolver	479	-
DLR Restaurants LLC	-	4,177
DreamFinders Homes - TLA	-	2,500
Total	$67,346	$33,095

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at March 31, 2014 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Revolving Facility	$136,200	$-	$136,200	$-	$-
Term Loan Facility	120,000	-	-	120,000	-
7.125% Notes	40,000	-	-	-	40,000
6.125% Notes	63,500	-	-	-	63,500
SBA Debenture	44,000	-	-	-	44,000
Total contractual obligations	$403,700	$-	$136,200	$120,000	$147,500

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

The following table summarizes the dividends declared through the three months ended March 31, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
5/11/2011	6/1/2011	6/15/2011	0.16
8/4/2011	9/1/2011	9/15/2011	0.21
11/29/2011	12/15/2011	12/30/2011	0.25
2/2/2012	2/24/2012	3/15/2012	0.28
5/2/2012	5/25/2012	6/15/2012	0.31
8/1/2012	8/24/2012	9/14/2012	0.36
11/1/2012	11/23/2012	12/14/2012	0.36
1/30/2013	2/27/2013	3/15/2013	0.36
5/1/2013	5/27/2013	6/14/2013	0.36
7/31/2013	8/23/2013	9/13/2013	0.37
10/30/2013	11/22/2013	12/13/2013	0.37
2/5/2014	2/26/2014	3/14/2014	0.37

Related Party Transactions

Concurrent with the pricing of our initial public offering, we entered into a number of business relationships with affiliated or related parties, including the following:

·	We entered into an investment management agreement with MCC Advisors. Mr. Brook Taube, our chairman and chief executive officer, is a managing partner and senior portfolio manager of MCC Advisors, and Mr. Seth Taube, one of our directors, is a managing partner of MCC Advisors.

·	MCC Advisors provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our administration agreement. We reimburse MCC Advisors for the allocable portion (subject to the review and approval of our board of directors) of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs.

·	We have entered into a license agreement with Medley Capital LLC, pursuant to which Medley Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Medley.”

·	Certain affiliates of MCC Advisors, Medley Capital LLC, their respective affiliates and some of their employees purchased in the initial public offering an aggregate of 833,333 shares of common stock at the initial public offering price per share of $12.00. We received the full proceeds from the sale of these shares, and no underwriting discounts or commissions were paid in respect of these shares.

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

Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets calculated as of the end of the calendar quarter immediately preceding the calendar quarter for which the incentive fee is being calculated, will be compared to a “hurdle rate” of 2.0% per quarter (8.0% annualized). We will pay the Adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

(1) no incentive fee for any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;

(2) 100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5% (10.0% annualized) in any calendar quarter; and

(3) 20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.5% (10.0% annualized) in any calendar quarter.

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

Non-accrual. We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At March 31, 2014, one portfolio company was on non-accrual status with a fair value of approximately $4.1 million, or 0.4% of the fair value of our portfolio. At September 30, 2013, we had one portfolio company on PIK non-accrual status.

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

Recent Developments

On April 28, 2014, the Company completed a public offering of 6,000,000 shares of its common stock at a public offering price of $13.25 per share, raising approximately $76.7 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses.

On May 1, 2014, the Company’s board of directors declared a quarterly dividend of $0.37 per share payable on June 13, 2014, to stockholders of record at the close of business on May 28, 2014.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended March 31, 2014, we did not engage in hedging activities.

As of March 31, 2014, 63.4% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate floor as of March 31, 2014 was as follows:

	March 31, 2014
	Fair Value (thousands)	% of Floating Rate Portfolio
Under 1%	$102,935	17.1%
1% to under 2%	452,809	75.1
2% to under 3%	37,728	6.3
3%	9,403	1.5
Total	$602,875	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2014, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase (1)	Interest Income (thousands)	Interest Expense (thousands)	Net Increase (Decrease) (thousands)
100	$1,400	$3,000	$(1,600)
200	6,600	6,000	600
300	12,300	9,000	3,300
400	17,900	12,000	5,900
500	23,500	15,000	8,500

As of September 30, 2013, 53.1% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate floor as of September 30, 2013 was as follows:

	September 30, 2013
	Fair Value (thousands)	% of Floating Rate Portfolio
Under 1%	$54,113	13.7%
1% to under 2%	319,630	80.8
2% to under 3%	22,008	5.5
3%	-	-
Total	$395,751	100.0%

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

Item 4: Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A:   Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC on December 10, 2013, which could materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the six months ended March 31, 2014 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Risks Related to Our Business

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;
•	natural disasters such as earthquakes, tornadoes and hurricanes;
•	disease pandemics;
•	events arising from local or larger scale political or social matters, including terrorist acts; and
•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Risks Related to an Investment in Our Securities

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of the companies;
•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to BDCs, SBICs or RICs;
•	exclusion of our common stock from certain market indices, such as the Russell 2000 Financial Services Index, which could reduce the ability of certain investment funds or institutional investors to own our common stock and put short-term selling pressure on our common stock;
•	loss of our qualification as a RIC or BDC or our SBIC subsidiary’s status as an SBIC;
•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio of investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	departure of MCC Advisors’ or any of its affiliates’ key personnel;
•	operating performance of companies comparable to us;
•	general economic trends and other external factors; and
•	loss of a major funding source.

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

Dated: May 1, 2014	Medley Capital Corporation

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and
Financial Officer)

