Form 10-Q
period 2014-06-30
Medley Capital Corp
filed 2014-07-31
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of July 31, 2014, the Registrant had 52,283,712 shares of common stock, $0.001 par value, outstanding.

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	June 30, 2014	September 30, 2013
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,053,311,176 and $748,405,904, respectively)	$1,033,051,922	$740,097,249
Affiliated investments (amortized cost of $9,771,815 and $9,283,640, respectively)	9,997,575	9,139,377
Total investments at fair value	1,043,049,497	749,236,626
Cash	17,113,444	8,557,899
Interest receivable	13,522,842	9,607,539
Deferred financing costs, net	10,964,547	8,523,291
Fees receivable	195,000	-
Other assets	284,272	249,388
Receivable for dispositions	15,175,048	-
Deferred offering costs	295,368	218,681
Total assets	$1,100,600,018	$776,393,424

LIABILITIES
Revolving credit facility payable	$85,582,886	$2,500,000
Term loan payable	171,500,000	120,000,000
Notes payable	103,500,000	103,500,000
SBA debentures payable	48,000,000	30,000,000
Payable for investments originated, purchased and participated	15,896,925	54,013
Management and incentive fees payable, net	9,766,528	6,899,653
Accounts payable and accrued expenses	2,217,605	1,305,361
Interest and fees payable	1,347,018	1,155,524
Administrator expenses payable	858,591	701,208
Deferred revenue	311,678	255,922
Deferred tax liability	386,545	-
Due to affiliate	-	82,083
Offering costs payable	-	105,205
Total liabilities	$439,367,776	$266,558,969

Commitments (See note 8)

NET ASSETS
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 52,283,712 and 40,152,904 common shares issued and outstanding, respectively	$52,284	$40,153
Capital in excess of par value	665,419,750	506,062,597
Accumulated undistributed net investment income	15,169,028	12,184,623
Accumulated undistributed net realized gain/(loss) from investments	886,904	-
Net unrealized appreciation/(depreciation) on investments	(20,295,724)	(8,452,918)
Total net assets	661,232,242	509,834,455
Total liabilities and net assets	$1,100,600,018	$776,393,424

NET ASSET VALUE PER SHARE	$12.65	$12.70

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months		For the nine months
	ended June 30		ended June 30
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/Non-affiliated investments	$29,034,279	$19,572,407	$79,327,091	$50,383,033
Affiliated investments	402,232	376,790	1,187,141	1,112,503
Total interest income	29,436,511	19,949,197	80,514,232	51,495,536
Interest from cash and cash equivalents	1,649	2,677	5,957	6,192
Other fee income (See note 9)	8,633,572	3,639,234	20,617,806	10,016,301
Total investment income	38,071,732	23,591,108	101,137,995	61,518,029

EXPENSES
Base management fees	4,593,080	2,977,097	12,336,267	7,606,894
Incentive fees	5,173,449	3,007,559	13,569,971	8,010,952
Interest and financing expenses	5,348,298	4,032,337	14,502,205	9,283,079
Administrator expenses	858,591	681,924	2,371,153	1,773,348
Professional fees	710,628	319,982	1,867,640	1,160,684
Directors fees	194,304	71,125	535,554	314,786
Insurance	150,214	69,758	426,499	210,517
General and administrative	349,373	398,785	1,248,823	963,046
Organizational expense	-	2,305	-	150,916
Total expenses	17,377,937	11,560,872	46,858,112	29,474,222
NET INVESTMENT INCOME	20,693,795	12,030,236	54,279,883	32,043,807

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	813,852	(136,914)	886,904	237,440
Net unrealized appreciation/(depreciation) on investments	(4,820,079)	(8,736,445)	(11,580,576)	(7,988,618)
Net unrealized appreciation/(depreciation) on participations	(29,380)	-	124,315	-
Provision for deferred taxes on unrealized gain on investments	(69,687)	-	(386,545)	-
Net gain/(loss) on investments	(4,105,294)	(8,873,359)	(10,955,902)	(7,751,178)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$16,588,501	$3,156,877	$43,323,981	$24,292,629

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.33	$0.10	$0.97	$0.85
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.41	$0.37	$1.21	$1.12
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	50,503,492	32,658,336	44,836,152	28,684,229

DIVIDENDS DECLARED PER COMMON SHARE	$0.37	$0.36	$1.11	$1.08

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the nine months ended June 30
	2014	2013
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$54,279,883	$32,043,807
Net realized gain/(loss) from investments	886,904	237,440
Net unrealized appreciation/(depreciation) on investments	(11,580,576)	(7,988,618)
Net unrealized appreciation/(depreciation) on participations	124,315	-
Provision for taxes on unrealized gain on investments	(386,545)	-
Net increase/(decrease) in net assets from operations	43,323,981	24,292,629
SHAREHOLDER DISTRIBUTIONS:
Distributions declared from net investment income	(51,295,478)	(30,588,465)
Net decrease in net assets from shareholder distributions	(51,295,478)	(30,588,465)
CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net of underwriting costs (12,000,000 and 9,987,534 shares, respectively)	157,976,250	135,932,400
Offering costs	(300,133)	(493,875)
Issuance of common stock under dividend reinvestment plan (130,808 and 128,350 shares, respectively)	1,693,167	1,764,174
Net increase in net assets from common share transactions	159,369,284	137,202,699
Total increase/(decrease) in net assets	151,397,787	130,906,863
Net assets at beginning of period	509,834,455	289,339,231
Net assets at end of period including accumulated undistributed net investment income of $15,169,028 and $7,014,978, respectively	$661,232,242	$420,246,094

Net asset value per common share	$12.65	$12.65
Common shares outstanding at end of period	52,283,712	33,226,126

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the nine months ended June 30
	2014	2013
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$43,323,981	$24,292,629
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Investment increases due to paid-in-kind interest	(8,397,574)	(6,522,188)
Net amortization of premium/(discount) on investments	(490,301)	(565,649)
Amortization of deferred financing costs	1,592,209	1,029,597
Net realized (gain)/loss from investments	(886,904)	(237,440)
Net deferred income taxes	386,545	-
Net unrealized (appreciation)/depreciation on investments	11,580,576	7,988,618
Net unrealized (appreciation)/depreciation on participations	(124,315)	-
Proceeds from sale and settlements of investments	278,008,120	140,693,504
Purchases, originations and participations	(573,502,473)	(425,782,387)
(Increase)/decrease in operating assets:
Interest receivable	(3,915,303)	(6,000,916)
Fees receivable	(195,000)	(1,625,000)
Other assets	(34,884)	(112,964)
Receivable for investments sold	-	(4,568,652)
Receivable for paydown of investments	(15,175,048)	-
Increase (decrease)/in operating liabilities:
Payable for investments purchased, originated and participated	15,842,912	4,787,700
Accounts payable and accrued expenses	912,244	711,660
Management and incentive fees payable, net	2,866,875	2,469,883
Administrator expenses payable	157,383	216,512
Interest and fees payable	191,494	1,765,734
Deferred revenue	55,756	7,688
Due to affiliate	(82,083)	10,782
NET CASH USED BY OPERATING ACTIVITIES	(247,885,790)	(261,440,889)

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting costs	159,669,417	137,696,574
Offering cost paid	(482,025)	(628,734)
Borrowings on debt	378,300,000	335,300,000
Paydowns on debt	(225,717,114)	(167,100,000)
Financing cost paid	(4,033,465)	(4,673,177)
Payments of cash dividends	(51,295,478)	(30,588,465)
NET CASH PROVIDED BY FINANCING ACTIVITIES	256,441,335	270,006,198

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	8,555,545	8,565,309
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,557,899	4,893,616
CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,113,444	$13,458,925

Supplemental Information:
Interest paid during the period	$12,660,917	$6,437,602
Supplemental non-cash information
Paid-in-kind interest income	$8,404,029	$6,522,188
Net amortization of premium/(discount) on investments	$490,301	$565,649
Amortization of deferred financing costs	$(1,592,209)	$(1,029,597)
Issuance of common stock in connection with dividend reinvestment plan	$1,693,167	$1,764,174

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

June 30, 2014

(unaudited)

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(15)	Fair Value	% of Net Assets (3)

Non-Controlled/ Non-Affiliated Investments:

Accupac, Inc.	Containers, Packaging and Glass	Senior Secured Second Lien Term Loan (12.29%)	11/10/2018	10,000,000	10,000,000	10,000,000	1.5%
				10,000,000	10,000,000	10,000,000

Aderant North America, Inc.	Electronics	Senior Secured Second Lien Term Loan (LIBOR + 8.75% , 1.25% LIBOR Floor)	6/20/2019	4,550,000	4,550,000	4,626,759	0.7%
				4,550,000	4,550,000	4,626,759

Albertville Quality Foods, Inc. (13)	Beverage, Food and Tobacco	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap)	10/31/2018	17,452,830	17,452,830	17,650,745	2.7%
				17,452,830	17,452,830	17,650,745

Allen Edmonds Corporation	Retail Stores	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	5/27/2019	20,000,000	20,000,000	20,152,800	3.0%
				20,000,000	20,000,000	20,152,800

Alora Pharmaceuticals LLC (13)	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	9/13/2018	13,475,000	13,475,000	13,678,877	2.1%
				13,475,000	13,475,000	13,678,877

AM3 Pinnacle Corporation	Telecommunications	Senior Secured First Lien Term Loan (10.00%)	10/22/2018	7,971,534	7,971,534	7,971,534	1.2%
				7,971,534	7,971,534	7,971,534

Amerit Fleet Services, Inc.	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK)	12/21/2016	8,411,672	8,411,672	8,466,768	1.3%
				8,411,672	8,411,672	8,466,768

ARBOC Specialty Vehicles LLC	Automobile	Senior Secured First Lien Term Loan (LIBOR + 12.50% Cash, 1.00% LIBOR Floor)	3/21/2018	21,590,500	21,590,500	21,774,667	3.3%
				21,590,500	21,590,500	21,774,667

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2016	16,049,211	16,049,211	16,049,211	2.4%
				16,049,211	16,049,211	16,049,211
Autosplice, Inc. (11)	Diversified/Conglomerate Manufacturing	Revolver (LIBOR + 11.50% Cash, 1.00% LIBOR Floor)	9/28/2014	2,156,134	2,156,134	2,156,134	0.3%
		Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.00% LIBOR Floor)	6/30/2019	14,817,844	14,817,844	14,817,844	2.2%
				16,973,978	16,973,978	16,973,978

BayDelta Maritime LLC	Cargo Transport	Senior Secured First Lien Term Loan (11.25% Cash, 2.50% Deferred)	6/30/2016	6,669,292	6,596,157	6,735,985	1.1%
		Fee Note (14.88%)(6)	6/30/2016	250,000	189,375	189,029	0.0%
		Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	587,000	0.1%
				6,919,292	6,810,532	7,512,014

Be Green Manufacturing and Distribution Centers LLC (11)(14)	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor)	12/13/2018	5,000,000	5,000,000	5,062,850	0.8%
		Senior Secured First Lien Delayed Draw (LIBOR + 10.00%, 1.00% LIBOR Floor)	12/13/2018	1,250,000	1,250,000	1,308,846	0.2%
		Revolver (LIBOR + 10.00%, 1.00% LIBOR Floor)	12/13/2018	354,167	354,167	358,968	0.1%
		1.74% Partnership Interest in RCAF VI CIV XXIII, L.P.		-	416,250	374,848	0.1%
				6,604,167	7,020,417	7,105,512

Brantley Transportation LLC (13)	Oil and Gas	Senior Secured First Lien Term Loan (12.00%)	8/2/2017	9,487,500	9,642,988	9,487,500	1.4%
				9,487,500	9,642,988	9,487,500

California Products Corporation	Chemicals, Plastics and Rubber	Senior Secured Second Lien Term Loan (13.00%)	5/27/2019	13,750,000	13,750,000	13,954,875	2.1%
				13,750,000	13,750,000	13,954,875

Calloway Laboratories, Inc.	Healthcare, Education and Childcare	Senior Secured First Lien Term Loans (17.00% PIK)	9/30/2014	29,989,991	28,093,477	17,150,668	2.6%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2014	-	68,433	-	0.0%
				29,989,991	28,161,910	17,150,668

ConvergeOne Holdings Corp.	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)	6/17/2021	12,500,000	12,375,000	12,375,000	1.9%
				12,500,000	12,375,000	12,375,000

Cornerstone Research & Development, Inc.	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)	4/28/2019	20,000,000	20,000,000	20,000,000	3.0%
		Warrants to purchase 1.96% of the outstanding equity			400,000	400,000	0.1%
				20,000,000	20,400,000	20,400,000

Dispensing Dynamics International(8)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Note (12.50%)	1/1/2018	4,800,000	4,726,600	4,892,976	0.7%
				4,800,000	4,726,600	4,892,976

DLR Restaurants LLC (13)	Restaurant & Franchise	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	20,304,018	20,304,018	20,710,098	3.1%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	262,474	262,474	262,474	0.0%
				20,566,492	20,566,492	20,972,572

DreamFinders Homes LLC (11) (14)	Buildings and Real Estate	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	10/1/2018	10,111,865	9,953,422	9,888,520	1.5%
		Warrants to purchase 5% of outstanding equity	10/1/2018	-	180,000	1,195,000	0.2%
				10,111,865	10,133,422	11,083,520

Dynamic Energy Services International LLC	Oil and Gas	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)	3/6/2018	18,762,500	18,762,500	18,693,642	2.8%
				18,762,500	18,762,500	18,693,642

Essex Crane Rental Corp. (13)	Business Services	Senior Secured First Lien Term Loan (LIBOR + 10.50% Cash, 1.00% LIBOR Floor)	5/13/2019	20,000,000	20,000,000	20,000,000	3.0%
				20,000,000	20,000,000	20,000,000

Exide Technologies (10)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured Note (8.63%)	2/1/2018	11,000,000	9,006,908	6,325,000	1.0%
				11,000,000	9,006,908	6,325,000

FC Operating LLC	Retail Stores	Senior Secured First Lien Term Loan (LIBOR + 10.75% Cash, 1.25% LIBOR Floor)	11/14/2017	10,350,000	10,350,000	9,761,603	1.5%
				10,350,000	10,350,000	9,761,603

Geneva Wood Fuels LLC (4)(12)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (4.50% Cash, 10.50% PIK)	12/31/2014	8,199,184	8,143,385	4,000,000	0.6%
				8,199,184	8,143,385	4,000,000

GSG Fasteners, LLC (13)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)	11/18/2018	8,775,000	8,775,000	8,879,423	1.3%
				8,775,000	8,775,000	8,879,423

Harrison Gypsum LLC (13)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)	12/21/2017	23,144,044	23,144,044	22,733,237	3.4%
				23,144,044	23,144,044	22,733,237

HD Vest, Inc.	Finance	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.25% LIBOR Floor)	6/18/2019	8,750,000	8,750,000	8,925,000	1.3%
				8,750,000	8,750,000	8,925,000

Help/Systems LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)	6/28/2020	15,000,000	15,000,000	15,243,750	2.3%
				15,000,000	15,000,000	15,243,750

HGDS Acquisition LLC	Business Services	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.50% PIK)	3/28/2018	10,681,099	10,681,099	10,551,751	1.6%
				10,681,099	10,681,099	10,551,751

Ingenio Acquisition LLC	Personal, Food and Miscellaneous Services	Senior Secured First Lien Term Loan (11.25%)	3/14/2019	23,712,665	23,712,665	23,712,665	3.6%
				23,712,665	23,712,665	23,712,665

Insight Pharmaceuticals LLC	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (LIBOR + 11.75%, 1.50% LIBOR Floor)	8/25/2017	7,724,138	7,724,138	7,878,621	1.2%
				7,724,138	7,724,138	7,878,621

Integra Telecom	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor)	2/22/2020	12,132,000	12,155,807	12,374,640	1.9%
				12,132,000	12,155,807	12,374,640

Interface Security Systems(8)	Electronics	Senior Secured Note (9.25%)	1/15/2018	3,333,000	3,333,000	3,427,724	0.5%
				3,333,000	3,333,000	3,427,724

JD Norman Industries, Inc.	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term Loan (LIBOR + 10.25% Cash)	3/6/2019	24,000,000	24,000,000	24,317,040	3.7%
				24,000,000	24,000,000	24,317,040

Lexmark Carpet Mills, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor, 2.50% LIBOR Cap)	9/30/2018	29,875,880	29,875,880	30,519,406	4.6%
				29,875,880	29,875,880	30,519,406

Lighting Science Group Corporation (11)	Containers, Packaging and Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)	2/19/2019	15,336,593	14,430,024	14,742,569	2.2%
		Warrants to purchase 2.41% of the outstanding equity		-	955,680	517,500	0.1%
				15,336,593	15,385,704	15,260,069

Linc Energy Finance (USA), Inc.(8)	Oil and Gas	Senior Secured Note (12.50%)	10/31/2017	3,500,000	3,407,805	3,844,155	0.6%
				3,500,000	3,407,805	3,844,155

Lucky Strike Entertainment, L.L.C.	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 2.00% PIK)	12/24/2018	11,504,472	11,504,472	11,633,322	1.8%
				11,504,472	11,504,472	11,633,322

Lydell Jewelry Design Studio LLC (11)(13)(14)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 10.50%, 1.50% LIBOR Floor)	9/13/2018	13,072,000	13,072,000	12,810,370	1.9%
		Warrants to purchase 13.3% of the outstanding membership units	9/13/2018	-	-	163,300	0.0%
				13,072,000	13,072,000	12,973,670

Marine Accessories Corporation	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 1.00% PIK)	11/26/2018	10,052,058	10,052,058	10,134,485	1.5%
				10,052,058	10,052,058	10,134,485

Merchant Cash and Capital LLC (11) (14)	Structure Finance Securities	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor)	3/4/2016	10,336,667	10,336,667	10,468,092	1.6%
		Senior Secured Second Lien Term Loan (12.00% Cash)	8/19/2016	10,000,000	10,000,000	10,000,000	1.5%
				20,336,667	20,336,667	20,468,092

Meridian Behavioral Health LLC	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan A (LIBOR + 11.50%, 2.50% LIBOR Floor)	11/14/2016	10,289,141	9,976,039	10,392,032	1.6%
		Senior Secured First Lien Term Loan B (LIBOR + 11.50%, 2.50% LIBOR Floor)	11/14/2016	850,000	850,000	850,000	0.1%
		Warrants to purchase 8% of the outstanding equity	11/14/2016	-	536,296	1,100,914	0.2%
				11,139,141	11,362,335	12,342,946

Miratech Intermediate Holdings, Inc. (11) (13)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	5/9/2019	16,000,000	16,000,000	16,000,000	2.4%
				16,000,000	16,000,000	16,000,000

Modern VideoFilm, Inc. (12)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor, 3.00% PIK)	9/25/2017	13,539,892	12,783,026	5,805,512	0.9%
		Warrants to purchase 4.5% of the outstanding equity	9/25/2017	-	339,573	-	0.0%
				13,539,892	13,122,599	5,805,512

Momentum Telecom, Inc. (11)	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)	3/10/2019	10,000,000	10,000,000	10,115,900	1.5%
		Revolver (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(7)	3/10/2019	-	-	-	0.0%
				10,000,000	10,000,000	10,115,900

NCM Group Holdings LLC	Buildings and Real Estate	Unsecured Debt (11.00% Cash)	10/24/2019	22,920,000	22,920,000	22,920,000	3.5%
				22,920,000	22,920,000	22,920,000

Omnivere LLC	Business Services	Senior Secured First Lien Term Loan A (LIBOR + 12.00% Cash, 1.00% PIK)	5/5/2019	18,362,373	17,508,455	17,699,491	2.7%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% Cash, 1.00% PIK)	5/5/2019	1,669,307	1,669,307	1,669,307	0.3%
		Warrants to purchase 12.50% of the outstanding equity			872,698	872,698	0.1%
				20,031,680	20,050,460	20,241,496

Physicians Care Alliance LLC (11)(13)(14)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (10.00% Cash, 1.00% PIK)	12/28/2017	15,580,848	15,580,848	15,824,221	2.4%
		Revolving Credit Facility (10.50%)(7)	12/28/2017	-	-	11,987	0.0%
				15,580,848	15,580,848	15,836,208

The Plastics Group Acquisition Corp (11) (14)	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	20,892,155	20,892,155	21,194,382	3.2%
		Delayed Draw Term Loan (11.00% Cash, 2.00% PIK)(7)	2/28/2019	-	-	-	0.0%
				20,892,155	20,892,155	21,194,382

Prestige Industries LLC	Business Services	Senior Secured Second Lien Term Loan (18.00% PIK)	1/31/2017	6,325,740	6,232,068	5,701,326	0.9%
		Warrants to purchase 0.63% of the outstanding common units	1/31/2017	-	151,855	-	0.0%
				6,325,740	6,383,923	5,701,326

Prince Mineral Holding Corp.(8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (11.50%)	12/15/2019	6,800,000	6,732,747	7,405,540	1.1%
				6,800,000	6,732,747	7,405,540

RCS Capital Corporation	Finance	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)	4/29/2021	7,200,000	7,200,000	7,200,000	1.1%
				7,200,000	7,200,000	7,200,000

RCS Management Corporation & Specialized Medical Services, Inc.	Diversified/Conglomerate Service	Senior Secured Second Lien Term Loan ( LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)	4/30/2015	25,571,479	25,571,479	25,571,479	3.9%
				25,571,479	25,571,479	25,571,479

Red Skye Wireless LLC (11)(14)	Retail Stores	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 2.00% PIK, 1.00% LIBOR Floor)	6/27/2017	13,798,996	13,798,996	13,906,993	2.1%
				13,798,996	13,798,996	13,906,993

Reddy Ice Corporation	Beverage, Food and Tobacco	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)	10/1/2019	17,000,000	17,000,000	16,409,930	2.5%
				17,000,000	17,000,000	16,409,930

Response Team Holdings, LLC (11)	Buildings and Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 2.00% LIBOR Floor)	3/28/2019	18,551,972	18,551,972	18,823,758	2.8%
		Preferred Equity (12.00% PIK)	3/28/2019	4,776,422	4,347,409	4,470,635	0.7%
		Warrants to purchase 6.17% of the outstanding common units	3/28/2019	-	429,012	429,012
				23,328,393	23,328,393	23,723,405

Revstone Aero LLC (9)	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.00% PIK)	11/1/2013	13,355,361	13,228,521	13,355,361	2.0%
		Fee Note	11/1/2013	500,000	309,051	500,000	0.1%
				13,855,361	13,537,572	13,855,361

Sendero Drilling Company LLC (11) (14)	Oil and Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash)	3/18/2019	17,042,500	16,282,553	15,857,386	2.4%
		Warrants to purchase 5.52% of the outstanding common units	3/18/2019	-	793,523	793,523	0.1%
				17,042,500	17,076,076	16,650,909

T. Residential Holdings LLC	Buildings and Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	20,000,000	20,000,000	20,140,600	3.0%
				20,000,000	20,000,000	20,140,600

Taylored Freight Services LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)	11/1/2017	14,455,657	14,455,657	13,165,056	2.0%
				14,455,657	14,455,657	13,165,056

Tempel Steel Company(8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (12.00%)	8/15/2016	12,000,000	11,866,933	11,625,000	1.8%
				12,000,000	11,866,933	11,625,000

Tenere Acquisition Corp.(11)(14)	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	11,075,911	11,075,911	11,468,187	1.7%
				11,075,911	11,075,911	11,468,187

The Great Atlantic & Pacific Tea Company, Inc.	Grocery	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 2.00% LIBOR Floor)	3/13/2017	7,807,209	7,807,209	7,946,021	1.2%
				7,807,209	7,807,209	7,946,021

Transtelco Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor)	11/19/2017	19,104,000	19,104,000	19,175,258	2.9%
				19,104,000	19,104,000	19,175,258

U.S. Well Services LLC (10)	Oil and Gas	Warrants to purchase 2.95% of the outstanding common membership interests	2/15/2017	-	11,370	4,342,520	0.7%
				-	11,370	4,342,520

UELS LLC	Oil and Gas	Senior Secured Second Lien Term Loan (LIBOR + 10.50% Cash, 1.50% LIBOR Floor)	12/5/2018	20,430,000	20,430,000	20,805,095	3.1%
				20,430,000	20,430,000	20,805,095

United Road Towing Inc. (16)	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (10.00% Cash, 5.00% PIK)	6/30/2014	23,156,538	22,699,857	20,992,097	3.2%
				23,156,538	22,699,857	20,992,097

Untangle, Inc.	Business Services	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash)	4/18/2019	10,000,000	10,000,000	10,000,000	1.5%
				10,000,000	10,000,000	10,000,000

Velocity Pooling Vehicle LLC	Automobile	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)	5/14/2022	24,000,000	20,648,811	20,640,000	3.1%
				24,000,000	20,648,811	20,640,000

Water Capital USA, Inc.	Finance	Senior Secured First Lien Term Loan (7.00% Cash, 7.00% PIK)	1/3/2015	26,504,627	26,504,627	22,717,116	3.4%
				26,504,627	26,504,627	22,717,116

Wheels Up Partners LLC (11) (13) (14)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)	4/15/2021	16,914,000	16,914,000	17,216,314	2.6%
				16,914,000	16,914,000	17,216,314

Window Products, Inc.	Buildings and Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 10.75% Cash, 1.00% LIBOR Floor)	12/27/2019	14,000,000	14,000,000	14,000,000	2.1%
				14,000,000	14,000,000	14,000,000

Subtotal Non-Controlled / Non-Affiliated Investments				$1,060,919,459	$1,053,311,176	$1,033,051,922

Affiliated Investments:
Cymax Stores, Inc.(10)	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (10.00% Cash, 5.00% PIK)	8/1/2015	9,353,932	9,093,661	8,957,325	1.4%
		190 Class B Common Units (5)		-	678,154	1,040,250	0.2%

Subtotal Affiliated Investments				$9,353,932	$9,771,815	$9,997,575

Total Investments, June 30, 2014				$1,070,273,391	$1,063,082,991	$1,043,049,497	157.7%

(1)	All of our investments are domiciled in the United States except for Cymax Stores, Inc. which is domiciled in Canada and denominated in USD.
(2)	Par amount includes accumulated PIK interest and is net of repayments.
(3)	Percentage is based on net assets of $661,232,242 as of June 30, 2014.
(4)	Investment is held via participation agreements with affiliated entities (See note 7).
(5)	190 Class B Common Units represent 19% ownership of Cymax Stores, Inc.
(6)	Fee note is a zero coupon note, due at the earlier of prepayment or maturity and stated interest rate represents an effective interest rate.
(7)	The entire commitment was unfunded at June 30, 2014. As such, no interest is being earned on this investment.
(8)	Securities are exempt from registration under Rule 144a of the Securities Act of 1933. These securities represent a fair value of $31.2 million and 4.7% of net assets as of June 30, 2014 and are considered restricted.
(9)	The term loan matured by its term on November 1, 2013. The company continues to make current interest payments.
(10)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(11)	The investment has an unfunded commitment as of June 30, 2014 (See note 8).
(12)	The investment was on non-accrual status as of June 30, 2014.
(13)	A portion of this investment was sold via a participation agreement (See note 3).
(14)	Includes an analysis of the value of any unfunded loan commitments.
(15)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $30.4 million, $34.7 million and $4.3 million, respectively. The tax cost of investments is $1.0 billion.
(16)	A portion of this investment was participated to third party with a par value of $1.3 million and a fair value of $1.2 million. Such amount has been presented on a gross basis in accordance with US GAAP.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2013

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)

Non-Controlled/ Non-Affiliated Investments:

Accupac, Inc.	Containers, Packaging and Glass	Senior Secured Second Lien Term Loan (12.29%)	11/10/2018	12,000,000	12,000,000	12,000,000	2.4%
				12,000,000	12,000,000	12,000,000

Aderant North America, Inc.	Electronics	Senior Secured Second Lien Term Loan (LIBOR + 8.75% , 1.25% LIBOR Floor)	6/20/2019	4,550,000	4,550,000	4,550,000	0.9%
				4,550,000	4,550,000	4,550,000

Alora Pharmaceuticals LLC(13)	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	9/13/2018	14,000,000	14,000,000	14,000,000	2.7%
				14,000,000	14,000,000	14,000,000

American Apparel, Inc.(8)	Retail Stores	Senior Secured Note (13.00%)	4/15/2020	13,000,000	12,626,748	13,259,927	2.6%
				13,000,000	12,626,748	13,259,927

American Gaming Systems LLC(13)	Hotels, Motels, Inns and Gaming	Senior Secured First Lien Term Loan (LIBOR + 10.00% , 1.50% LIBOR Floor)	8/15/2016	10,750,000	10,750,000	10,848,660	2.1%
				10,750,000	10,750,000	10,848,660

Amerit Fleet Services, Inc. (12)	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK)	12/21/2016	8,906,159	8,906,159	8,870,534	1.7%
				8,906,159	8,906,159	8,870,534

ARBOC Specialty Vehicles LLC	Automobile	Senior Secured First Lien Term Loan (LIBOR + 12.50% Cash, 1.00% LIBOR Floor)	3/21/2018	24,687,500	24,687,500	24,647,996	4.8%
				24,687,500	24,687,500	24,647,996

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2014	15,807,836	15,807,836	15,863,600	3.1%
				15,807,836	15,807,836	15,863,600

BayDelta Maritime LLC	Cargo Transport	Senior Secured First Lien Term Loan (11.25% Cash, 2.50% Deferred)	6/30/2016	6,669,292	6,573,846	6,680,885	1.3%
		Fee Note (14.88%)(6)	6/30/2016	250,000	170,717	170,717	0.0%
		Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	594,346	0.1%
				6,919,292	6,769,563	7,445,948

Brantley Transportation LLC(13)	Oil and Gas	Senior Secured First Lien Term Loan (12.00%)	8/2/2017	10,162,500	10,346,975	10,162,500	2.0%
				10,162,500	10,346,975	10,162,500

Calloway Laboratories, Inc.	Healthcare, Education and Childcare	Senior Secured First Lien Term Loans (12.00% PIK)	9/30/2014	24,869,263	24,388,179	19,666,360	3.9%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2014	-	68,433	-	0.0%
				24,869,263	24,456,612	19,666,360

Caregiver Services, Inc.	Healthcare, Education and Childcare	Senior Secured Second Lien Term Loan (12.45% Cash, 2.00% PIK)	12/29/2017	15,361,486	15,361,486	15,361,486	3.0%
				15,361,486	15,361,486	15,361,486

Cenegenics LLC(13)	Personal, Food and Miscellaneous Services	Senior Secured First Lien Term Loan (10.00% Cash, 2.25% PIK)	12/20/2017	19,414,099	19,414,099	19,899,452	3.9%
				19,414,099	19,414,099	19,899,452

Dispensing Dynamics International(8)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Note (12.50%)	1/1/2018	4,800,000	4,714,770	4,825,840	0.9%
				4,800,000	4,714,770	4,825,840

DLR Restaurants LLC (10) (13)	Restaurant & Franchise	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	9,683,644	9,683,644	9,683,644	1.9%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	254,645	254,645	254,645	0.0%
				9,938,289	9,938,289	9,938,289

DreamFinders Homes LLC (10)	Buildings and Real Estate	Senior Secured First Lien Term Loan A (LIBOR + 10.00% Cash)	4/30/2014	10,000,000	10,000,000	10,000,000	2.0%
		Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	9/13/2018	7,277,199	7,098,472	7,098,472	1.4%
		Warrants to purchase 5% of outstanding equity	9/13/2018	-	180,000	180,000	0.0%
				17,277,199	17,278,472	17,278,472

Exide Technologies (9)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured Note (8.63%)	2/1/2018	11,000,000	9,006,908	8,002,435	1.6%
				11,000,000	9,006,908	8,002,435

FC Operating LLC	Retail Stores	Senior Secured First Lien Term Loan (LIBOR + 10.75% Cash, 1.25% LIBOR Floor)	11/14/2017	10,925,000	10,925,000	10,860,657	2.1%
				10,925,000	10,925,000	10,860,657

Geneva Wood Fuels LLC (4) (11)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (4.50% Cash, 10.50% PIK)	12/31/2014	8,199,184	8,143,385	4,090,000	0.8%
				8,199,184	8,143,385	4,090,000

Harrison Gypsum LLC(13)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)	12/21/2017	23,885,299	23,885,299	23,885,299	4.7%
				23,885,299	23,885,299	23,885,299

HD Vest, Inc.	Finance	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.25% LIBOR Floor)	6/18/2019	8,750,000	8,750,000	8,750,000	1.7%
				8,750,000	8,750,000	8,750,000

Help/Systems LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)	6/28/2020	15,000,000	15,000,000	15,000,000	3.0%
				15,000,000	15,000,000	15,000,000

HGDS Acquisition LLC	Business Services	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.50% PIK)	3/28/2018	13,066,264	13,066,264	13,000,932	2.6%
				13,066,264	13,066,264	13,000,932

Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.50% LIBOR Floor)	1/3/2019	6,000,000	6,000,000	5,951,856	1.2%
		Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.25% LIBOR Floor)	1/3/2019	2,000,000	1,983,005	1,926,637	0.4%
				8,000,000	7,983,005	7,878,493

Ingenio Acquisition LLC	Personal, Food and Miscellaneous Services	Senior Secured First Lien Term Loan (12.75%)	5/9/2018	25,000,000	25,000,000	25,000,000	4.9%
				25,000,000	25,000,000	25,000,000

Insight Pharmaceuticals LLC	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (LIBOR + 11.75%, 1.50% LIBOR Floor)	8/25/2017	7,724,138	7,724,138	7,748,867	1.5%
				7,724,138	7,724,138	7,748,867

Integra Telecom	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor)	2/22/2020	12,132,000	12,158,115	12,329,145	2.4%
				12,132,000	12,158,115	12,329,145

Interface Security Systems (8)	Electronics	Senior Secured Note (9.25%)	1/15/2018	3,333,000	3,333,000	3,427,030	0.7%
				3,333,000	3,333,000	3,427,030

JD Norman Industries, Inc.	Diversified/Conglomerate Manufacturing	Senior Secured Second Lien Term Loan (13.50%)	1/28/2019	12,500,000	12,500,000	12,500,000	2.5%
				12,500,000	12,500,000	12,500,000

Lexmark Carpet Mills, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor, 2.50% LIBOR Cap)	9/30/2018	31,000,000	31,000,000	31,000,000	6.1%
				31,000,000	31,000,000	31,000,000

Linc Energy Finance (USA), Inc.(8)	Oil and Gas	Senior Secured Note (12.50%)	10/31/2017	3,500,000	3,392,153	3,823,750	0.7%
				3,500,000	3,392,153	3,823,750

Lydell Jewelry Design Studio LLC (10)(13)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 10.50%, 1.50% LIBOR Floor)	9/13/2018	13,072,000	13,072,000	13,072,000	2.6%
		Revolver (LIBOR + 10.50%, 1.50% LIBOR Floor)	9/13/2018	2,250,000	2,250,000	2,250,000	0.4%
		Warrants to purchase 17.5% of the outstanding membership units	9/13/2018	-	-	-	0.0%
				15,322,000	15,322,000	15,322,000

Meridian Behavioral Health LLC	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan A (14.00% )	11/14/2016	10,289,141	9,902,304	10,289,141	2.0%
		Senior Secured First Lien Term Loan B (14.00%)	11/14/2016	3,750,000	3,750,000	3,750,000	0.7%
		Warrants to purchase 8% of the outstanding equity	11/14/2016	-	536,296	1,071,347	0.2%
				14,039,141	14,188,600	15,110,488

Modern VideoFilm, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 3.00% PIK, 1.50% LIBOR Floor)	9/25/2017	11,868,109	11,583,071	9,791,187	1.9%
		Warrants to purchase 4.5% of the outstanding equity	9/25/2017	-	339,573	-	0.0%
				11,868,109	11,922,644	9,791,187

NCM Demolition and Remediation LP	Buildings and Real Estate	Senior Secured First Lien Term Loan (LIBOR + 11.50%, 1.00% LIBOR Floor)	8/29/2018	19,291,000	19,291,000	19,291,000	3.8%
				19,291,000	19,291,000	19,291,000

Physicians Care Alliance LLC (10) (13)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (10.00% Cash, 1.00% PIK)	12/28/2017	15,854,027	15,854,027	15,900,559	3.1%
		Revolving Credit Facility (10.50%)(7)	12/28/2017	-	-	-	0.0%
				15,854,027	15,854,027	15,900,559

Prestige Industries LLC	Business Services	Senior Secured Second Lien Term Loan (10.00% Cash, 3.00% PIK)	1/31/2017	6,029,795	5,914,778	5,506,459	1.1%
		Warrants to purchase 0.63% of the outstanding common units	1/31/2017	-	151,855	-	0.0%
				6,029,795	6,066,633	5,506,459

Prince Mineral Holdings Corp.(8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (11.50%)	12/15/2019	6,800,000	6,726,424	7,242,000	1.4%
				6,800,000	6,726,424	7,242,000

RCS Management Corporation & Specialized Medical Services, Inc.	Diversified/Conglomerate Service	Senior Secured Second Lien Term Loan ( LIBOR + 11.00% Cash, 0.50% PIK, 1.50% LIBOR Floor)	9/23/2015	25,474,725	25,474,725	25,336,272	5.0%
				25,474,725	25,474,725	25,336,272

Red Skye Wireless LLC (10)	Retail Stores	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 2.00% PIK, 1.00% LIBOR Floor)	6/27/2017	15,080,145	15,080,145	15,075,802	3.0%
				15,080,145	15,080,145	15,075,802

Reddy Ice Corporation	Beverage, Food and Tobacco	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)	10/1/2019	17,000,000	17,000,000	16,863,027	3.3%
				17,000,000	17,000,000	16,863,027

Revstone Aero LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.00% PIK)	11/1/2013	13,203,903	13,051,823	13,203,780	2.6%
		Fee Note	11/1/2013	500,000	274,147	500,000	0.1%
				13,703,903	13,325,970	13,703,780

SESAC HOLDCO II	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.75%, 1.25% LIBOR Floor)	7/12/2019	3,500,000	3,494,828	3,561,527	0.7%
				3,500,000	3,494,828	3,561,527

Sizzling Platter LLC(8)	Restaurant & Franchise	Senior Secured Note (12.25% )	4/15/2016	10,867,000	11,066,638	11,500,444	2.3%
				10,867,000	11,066,638	11,500,444

Taylored Freight Services LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)	11/1/2017	14,239,039	14,239,039	13,992,136	2.8%
				14,239,039	14,239,039	13,992,136

Tempel Steel Company(8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (12.00%)	8/15/2016	12,000,000	11,828,051	11,616,000	2.3%
				12,000,000	11,828,051	11,616,000

Tenere Acquisition Corp.(10)	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	10,909,333	10,909,333	11,107,612	2.2%
				10,909,333	10,909,333	11,107,612

The Great Atlantic & Pacific Tea Company, Inc.	Grocery	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 2.00% LIBOR Floor)	3/13/2017	7,874,921	7,874,921	7,968,817	1.6%
				7,874,921	7,874,921	7,968,817

Travelclick, Inc.	Hotels, Motels, Inns and Gaming	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor)	3/26/2018	15,000,000	15,000,000	15,169,312	3.0%
				15,000,000	15,000,000	15,169,312

U.S. Well Services LLC (9)	Oil and Gas	Senior Secured Note (14.50%)	2/15/2017	21,558,808	21,430,696	21,564,270	4.2%
		Warrants to purchase 3.48% of the outstanding common membership interests	2/15/2017	-	11,370	436,137	0.1%
				21,558,808	21,442,066	22,000,407

United Restaurant Group L.P.	Restaurant & Franchise	Senior Secured Second Lien Term Loan (LIBOR + 11.50% Cash, 3.50% PIK)	12/31/2016	10,832,789	10,832,789	10,809,818	2.1%
				10,832,789	10,832,789	10,809,818

United Road Towing Inc. (13)	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (10.00% Cash, 5.00% PIK)	6/30/2014	21,016,117	20,653,191	19,937,991	3.9%
				21,016,117	20,653,191	19,937,991

Velum Global Credit Management LLC	Finance	Senior Secured First Lien Term Loan (15.00%)	3/31/2014	8,300,000	8,331,636	8,290,332	1.6%
				8,300,000	8,331,636	8,290,332

Water Capital USA, Inc.	Finance	Senior Secured First Lien Term Loan (7.00% Cash, 7.00% PIK)	1/3/2015	25,141,230	25,141,230	25,141,230	4.9%
				25,141,230	25,141,230	25,141,230

Westport Axle Corp.(13)	Automobile	Senior Secured First Lien Term Loan (11.50% Cash, 1.50% PIK)	11/17/2018	19,084,847	19,084,847	19,084,847	3.7%
				19,084,847	19,084,847	19,084,847

YRCW Receivables LLC	Cargo Transport	Senior Secured Second Lien Term Loan (LIBOR + 9.75% Cash, 1.50% LIBOR Floor)	9/30/2014	4,848,049	4,779,391	4,858,530	1.0%
				4,848,049	4,779,391	4,858,530

Subtotal Non-Controlled / Non-Affiliated Investments				$752,093,486	$748,405,904	$740,097,249

Affiliated Investments:
Cymax Stores, Inc.(9)	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (10.00% Cash, 5.00% PIK)	8/1/2015	9,006,620	8,605,486	8,466,223	1.7%
		190 Class B Common Units (5)		-	678,154	673,154	0.1%

Subtotal Affiliated Investments				$9,006,620	$9,283,640	$9,139,377

Total Investments, September 30, 2013				$761,100,106	$757,689,544	$749,236,626	147.0%

(1)	All of our investments are domiciled in the United States except for Cymax Stores, Inc. which is domiciled in Canada and denominated in USD.
(2)	Par amount includes accumulated PIK interest and is net of repayments.
(3)	Percentage is based on net assets of $509,834,455 as of September 30, 2013.
(4)	Investment is held via participation agreements with affiliated entities (See note 7).
(5)	190 Class B Common Units represent 19% ownership of Cymax Stores, Inc.
(6)	Fee note is a zero coupon note, due at the earlier of prepayment or maturity and stated interest rate represents an effective interest rate.
(7)	The entire commitment was unfunded at September 30, 2013. As such, no interest is being earned on this investment.
(8)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent $55.7 million and 10.9% of net assets as of September 30, 2013 and are considered restricted.
(9)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(10)	The investment has an unfunded commitment as of September 30, 2013 (See note 8).
(11)	The investment was on PIK non-accrual status as of September 30, 2013.
(12)	Investment changed its name from Kelley Amerit Holdings, Inc. during FY 2013.
(13)	A portion of this investment was sold via a participation agreement (See note 3).

See accompanying notes to consolidated financial statements.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2014

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

The Company’s investment objective is to generate current income and capital appreciation by lending to privately-held middle market companies, primarily through directly originated transactions, to help these companies fund acquisitions, growth or refinancing. The portfolio generally consists of senior secured first lien loans and senior secured second lien loans. In many of our investments, we will receive warrants or other equity participation features which we believe will increase the total investment returns.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, MOF I BDC, MCC Investment Holdings LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings Omnivere LLC and SBIC LP. All references made to the “Company,” “we,” and “us” herein include Medley Capital Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP may be omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended September 30, 2013, which was filed with the U.S. Securities and Exchange Commission on December 10, 2013. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2014.

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

On April 28, 2014, the Company completed a public offering of 6,000,000 shares of our common stock at a public offering price of $13.25 per share, raising approximately $76.9 million in net proceeds.

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

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Other fee income for the three and nine months ended June 30, 2014 was approximately $8.6 million and $20.6 million, respectively. For the three and nine months ended June 30, 2013 other fee income was approximately $3.6 million and $10.0 million, respectively.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as income when the services are rendered.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended June 30, 2014, the Company earned approximately $2.9 million and $8.4 million in PIK, respectively. For the three and nine months ended June 30, 2013, the Company earned approximately $2.4 million and $6.5 million in PIK interest, respectively.

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

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Interest Receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At June 30, 2014, two portfolio companies were on non-accrual status with a combined fair value of approximately $9.8 million, or 0.9% of the fair value of our portfolio. One portfolio company was on PIK non-accrual status at September 30, 2013.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There is no provision for federal excise tax for 2013 accrued at June 30, 2014.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $69,687 and $386,545 for the three and nine months ended June 30, 2014, respectively, and are recorded as deferred tax liability on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation/(depreciation) on investments in the consolidated statement of operations. There were no deferred tax liabilities for the three and nine months ended June 30, 2013.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at June 30, 2014. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of June 30, 2014 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$663,884	62.4%	$641,244	61.5%
Senior Secured Second Lien Term Loans	326,737	30.7	324,815	31.1
Senior Secured Notes	39,074	3.7	37,520	3.6
Unsecured Debt	23,183	2.2	23,183	2.2
Equity/Warrants	10,205	1.0	16,287	1.6
Total	$1,063,083	100.0%	$1,043,049	100.0%

The composition of our investments as of September 30, 2013 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$418,109	55.2%	$408,802	54.5%
Senior Secured Second Lien Term Loans	253,210	33.4	251,963	33.6
Senior Secured Notes	84,125	11.1	85,262	11.4
Unsecured Debt	255	0.1	255	0.1
Equity/Warrants	1,991	0.2	2,955	0.4
Total	$757,690	100.0%	$749,237	100.0%

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2014 (dollars in thousands):

	Investments at	Percentage of
	Fair Value	Total Portfolio
Business Services	$115,745	11.1%
Buildings and Real Estate	91,868	8.8
Oil and Gas	73,824	7.1
Healthcare, Education and Childcare	63,572	6.1
Personal and Nondurable Consumer Products (Manufacturing Only)	56,717	5.4
Diversified/Conglomerate Manufacturing	52,759	5.1
Personal, Food and Miscellaneous Services	52,583	5.0
Telecommunications	49,637	4.7
Aerospace & Defense	47,121	4.5
Retail Stores	43,821	4.2
Automobile	42,415	4.1
Mining, Steel, Iron and Nonprecious Metals	41,764	4.0
Home and Office Furnishings, Housewares, and Durable Consumer Products	40,517	3.9
Finance	38,842	3.7
Chemicals, Plastics and Rubber	35,149	3.4
Beverage, Food and Tobacco	34,061	3.3
Containers, Packaging and Glass	32,366	3.1
Diversified/Conglomerate Service	25,571	2.4
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	22,325	2.1
Restaurant & Franchise	20,973	2.0
Structure Finance Securities	20,468	2.0
Leisure, Amusement, Motion Pictures, Entertainment	17,439	1.7
Electronics	8,054	0.8
Grocery	7,946	0.8
Cargo Transport	7,512	0.7
Total	$1,043,049	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2013 (dollars in thousands):

	Investments at	Percentage of
	Fair Value	Total Portfolio
Personal, Food and Miscellaneous Services	$72,586	9.7%
Healthcare, Education and Childcare	64,138	8.6
Business Services	59,932	8.0
Personal and Nondurable Consumer Products (Manufacturing Only)	48,017	6.4
Automobile	43,733	5.8
Mining, Steel, Iron and Nonprecious Metals	42,743	5.7
Finance	42,182	5.6
Home and Office Furnishings, Housewares, and Durable Consumer Products	40,139	5.4
Retail Stores	39,196	5.2
Buildings and Real Estate	36,570	4.9
Oil and Gas	35,987	4.8
Restaurant & Franchise	32,249	4.3
Aerospace & Defense	29,567	3.9
Hotels, Motels, Inns and Gaming	26,018	3.5
Diversified/Conglomerate Service	25,336	3.4
Diversified/Conglomerate Manufacturing	23,608	3.2
Beverage, Food and Tobacco	16,863	2.2
Telecommunications	12,329	1.6
Cargo Transport	12,305	1.6
Containers, Packaging and Glass	12,000	1.6
Leisure, Amusement, Motion Pictures, Entertainment	9,791	1.3
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8,002	1.1
Electronics	7,977	1.1
Grocery	7,969	1.1
Total	$749,237	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at June 30, 2014 (dollars in thousands):

	Investments at Fair Value	Percentage
Midwest	$313,974	30.1%
West	198,725	19.1
Southeast	193,370	18.5
Southwest	172,238	16.4
Northeast	107,169	10.3
Mid-Atlantic	47,575	4.6
International	9,998	1.0
Total	$1,043,049	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2013 (dollars in thousands):

	Investments at Fair Value	Percentage
Midwest	$231,437	30.9%
West	182,195	24.3
Southeast	103,692	13.9
Southwest	101,386	13.5
Northeast	61,490	8.2
Mid-Atlantic	59,898	8.0
International	9,139	1.2
Total	$749,237	100.0%

Transactions With Affiliated Companies

During the nine months ended June 30, 2014, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows:

Name of Investment	Fair Value at September 30, 2013	Purchases (Sales) of/Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Income Earned	Fair Value at June 30, 2014	Capital Loss
Non-Controlled Affiliates
Cymax Stores, Inc.	$9,139,377	$-	$-	$1,187,141	$9,997,575	$-
Total Non-Controlled Affiliates	$9,139,377	$-	$-	$1,187,141	$9,997,575	$-

During the nine months ended June 30, 2013, the Company had investments in portfolio companies designated as affiliates under the 1940 Act. Transactions with affiliates were as follows:

Name of Investment	Fair Value at September 30, 2012	Purchases (Sales) of/Advances Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Income Earned	Fair Value at June 30, 2013	Capital Loss
Non-Controlled Affiliates
Cymax Stores, Inc.	$8,208,006	$-	$-	$1,112,503	$9,024,065	$-
Total Non-Controlled Affiliates	$8,208,006	$-	$-	$1,112,503	$9,024,065	$-

Purchases (sales) of/advances (distributions) to affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the nine months ended June 30, 2014 and June 30, 2013, respectively. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from affiliates is included in total investment income on the consolidated statements of operations for the nine months ended June 30, 2014 and June 30, 2013, respectively.

Loan Participation Sales

Since inception, the Company has sold portions of 16 investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company, as well as to a third party, in an aggregate amount of approximately $94.4 million. At June 30, 2014, the aggregate fair value of the loans sold on participation was $196.2 million. Such investments where the Company has retained a proportionate interest are included in the consolidated schedule of investments. All of these investments are classified within Level 3 of the fair value hierarchy, as defined in Note 4. One of the loans that has been participated with a third party has a par value of $1.3 million and a fair value of $1.2 million has been presented on a gross basis in accordance with US GAAP.

During the three and nine months ended June 30, 2014, the Company made interest and principal payments to the sub-participant in the aggregate amount of $1.9 million and $26.2 million. During the three and nine months ended June 30, 2013, the Company made interest and principal payments to the sub-participant in the aggregate amount of $1.3 million and $2.5 million. Under the terms of the participation agreements, the Company will make periodic payments to the sub-participant equal to the sub-participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

Note 4. Fair Value Measurements

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

·	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

·	Level 2 - Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

·	Level 3 - Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and are based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of June 30, 2014 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$-	$641,244	$641,244
Senior Secured Second Lien Term Loans	-	-	324,815	324,815
Senior Secured Notes	-	6,325	31,195	37,520
Unsecured Debt	-	-	23,183	23,183
Equity/Warrants	-	-	16,287	16,287
Total	$-	$6,325	$1,036,724	$1,043,049

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended June 30, 2014 (dollars in thousands):

	Senior	Senior
	Secured	Secured
	First	Second	Senior
	Lien Term	Lien Term	Secured	Unsecured	Equities/
	Loans	Loans	Notes	Debt	Warrants	Total
Balance as of September 30, 2013	$408,802	$251,963	$77,259	$255	$2,955	$741,234
Purchases and other adjustments to cost	62,914	42,836	4,975	8	2,296	113,029
Originations	297,381	104,930	—	22,920	5,919	431,150
Sales	—	—	(2,985)	—	(756)	(3,741)
Settlements	(114,503)	(74,303)	(35,091)	—	—	(223,897)
Net realized gains (losses) from investments	(16)	64	677	—	756	1,481
Net transfers in and/or out of Level 3	—	—	(13,260)	—	—	(13,260)
Net unrealized gains (losses)	(13,334)	(675)	(380)	—	5,117	(9,272)
Balance as of June 30, 2014	$641,244	$324,815	$31,195	$23,183	$16,287	$1,036,724

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

Net change in unrealized loss included in earnings related to investments still held as of June 30, 2014 and 2013, was approximately $10.7 million and $8.8 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended June 30, 2014, one of our Senior Secured Notes with a fair value of $13.3 million transferred from Level 3 to Level 2 because of the increase in availability of the transaction data or the inputs to the valuation became observable. No investments were transferred in or out of the Level 3 category during the nine months ended June 30, 2013.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of June 30, 2014 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$605,404	Income Approach (DCF)	Market yield	9.1% - 26.9% (12.1%)

Senior Secured First Lien Term Loans	11,990	Market Approach (Current value)	Revenue Multiple(1)	1.9x - 1.9x (1.9x)

Senior Secured First Lien Term Loans	5,806	Market Approach (Current value)	Revenue Multiple(1)/ EBIDTA Multiple(1)	2.6x - 2.6x (2.6x)

Senior Secured First Lien Term Loans	17,855	Market Approach (Expected Sale Proceeds)	Market Approach (Expected Sale Proceeds)	N/A

Senior Secured First Lien Term Loans – Fee Note	189	Income Approach (DCF)	Market yield	15.0% - 15.0% (15.0%)

Senior Secured Second Lien Term Loans	303,823	Income Approach (DCF)	Market yield	8.3% - 21.5% (11.5%)

Senior Secured Second Lien Term Loans	20,992	Market Approach (Expected Sale Proceeds)	Market Approach (Expected Sale Proceeds)	N/A

Senior Secured Notes	31,195	Income Approach (DCF)	Market yield	8.3% - 13.0% (10.9%)

Unsecured Debt	23,183	Income Approach (DCF)	Market yield	11.0% - 15.3% (11.1%)

Equity	4,471	Income Approach (DCF)	Market yield	13.4% - 13.4% (13.4%)

Equity/Warrants	3,420	Market Approach (Guideline Comparable)	EBIDTA Multiple(1)	4.5x - 15.0x (7.1x)

Equity/Warrants	1,040	Market Approach (Guideline Comparable)	Revenue Multiple(1)	0.1x - 1.9x (0.1x)

Warrants	4,343	Market Approach (Guideline Comparable)	Market Approach (Guideline Comparable)	N/A

Warrants	518	Option Model	Volatility	61.0% - 61.0% (61.0%)

Equity/Warrants	2,495	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A

Total	$1,036,724

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2013 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
Senior Secured First Lien Term Loans	$404,041	Income Approach (DCF)	Market yield	10.0% - 50.6% (14.4%)

Senior Secured First Lien Term Loans	4,090	Cost recovery	EV coverage	N/A

Senior Secured First Lien Term Loans - Fee Note	671	Income Approach (DCF)	Market yield	0.0% - 14.9% (3.8%)

Senior Secured Second Lien Term Loans	251,963	Income Approach (DCF)	Market yield	9.3% - 20.7% (12.6%)

Senior Secured Notes	77,259	Income Approach (DCF)	Market yield	8.4% - 14.5% (12.2%)

Unsecured Debt	255	Income Approach (DCF)	Market yield	16.0% - 16.0% (16.0%)

Warrants	2,282	Market Approach (Guideline Comparable)	EBITDA multiple (1)	2.8x - 6.5x (5.3x)

Equity	673	Market Approach	Revenue multiple (1)	0.2x - 0.2x (0.2x)

Total	$741,234

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

The Company’s outstanding debt as of June 30, 2014 and September 30, 2013 was as follows (dollars in thousands):

	As of
	June 30, 2014			September 30, 2013
	Aggregate			Aggregate
	Principal	Principal		Principal	Principal
	Amount	Amount	Carrying	Amount	Amount	Carrying
	Available	Outstanding	Value	Available	Outstanding	Value
Revolving Credit Facility	$346,000	$85,583	$85,583	$245,000	$2,500	$2,500
Term Loan Facility	171,500	171,500	171,500	120,000	120,000	120,000
2019 Notes	40,000	40,000	40,000	40,000	40,000	40,000
2023 Notes	63,500	63,500	63,500	63,500	63,500	63,500
SBA Debentures	100,000	48,000	48,000	50,000	30,000	30,000
Total	$721,000	$408,583	$408,583	$518,500	$256,000	$256,000

Credit Facility

On June 2, 2014, we entered into Amendment No. 5 to our existing Senior Secured Revolving Credit Agreement (the “Revolver Amendment”) and Amendment No. 5 our existing Senior Secured Term Loan Credit Agreement (the “Term Loan Amendment,” together with the “Revolver Amendment,” the “Amendments”), each with certain lenders party thereto and ING Capital LLC, as administrative agent. The Amendments amend certain provisions of our Senior Secured Revolving Credit Agreement (the "Revolving Credit Facility") and the Senior Secured Term Loan Credit Agreement (the "Term Loan Facility,” together with the Revolving Credit Facility, each as amended, the "Facilities").

The Facilities were amended to, among other things, (i) in the case of the Revolving Credit Facility, to reduce the interest rate (A) for LIBOR loans, to LIBOR (with no minimum) plus 2.75% and (B) for base rate loans, to the base rate plus 1.75%, to extend the revolving period until June 2017 and to extend the final maturity date until June 2018, (ii) in the case of the Term Loan Facility, to reduce the interest rate (A) for LIBOR loans, to LIBOR (with no minimum) plus 3.25% and (B) for base rate loans, to the base rate plus 2.25%, and to extend the final maturity date until June 2019 and (iii) increase the maximum amount of the accordion feature which permits subsequent increases in commitments under the Revolving Facility and/or Term Loan Facility to $600 million.

Concurrently with the effectiveness of the Amendments, the Company closed an additional $101.0 million of commitments under its Revolving Credit Facility and an additional $51.5 million of commitments under its Term Loan Facility.

As of June 30, 2014, total commitments under the Facilities are $517.5 million, comprised of $346.0 million committed to the Revolving Credit Facility and $171.5 million funded under the Term Loan Facility.

At June 30, 2014, the carrying amount of our borrowings under the Facilities approximated the fair value of our debt obligations. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2014 and September 30, 2013, the Facilities would be deemed to be Level 3, as defined in Note 4.

As of June 30, 2014 and September 30, 2013, $5.9 million and $3.8 million, respectively, of financing costs related to the Revolving Facility have been capitalized and are being amortized over their respective terms. As of June 30, 2014 and September 30, 2013, $3.1 million and $2.1 million of financing costs related to the Term Loan Facility have been capitalized and are being amortized over their respective terms.

For the three and nine months ended June 30, 2014 and 2013, the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
Revolving Facility interest	$797	$167	$1,806	$836
Revolving Facility commitment fee	434	522	1,275	1,221
Term Facility interest	1,375	1,199	3,894	2,886
Amortization of deferred financing costs	412	297	1,054	791
Total interest and fees expense	$3,018	$2,185	$8,029	$5,734
Weighted average stated interest rate	3.87%	4.26%	4.09%	4.21%
Weighted average outstanding balance	$225,190	$128,552	$186,500	$118,056

As of June 30, 2014 and September 30, 2013, there was $85.6 million and $2.5 million, respectively, outstanding under the Revolving Facility. As of June 30, 2014 and September 30, 2013, there was $171.5 million and $120.0 million, respectively, outstanding under the Term Loan Facility.

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

At June 30, 2014, the carrying amount and fair value of the 2019 Notes was $40.0 million and $41.0 million, respectively. At September 30, 2013, the carrying amount and fair value of the 2019 Notes was $40.0 million and $42.0 million, respectively. At June 30, 2014, the carrying amount and fair value of the 2023 Notes was $63.5 million and $63.4 million, respectively. At September 30, 2013, the carrying amount and fair value of the 2023 Notes was $63.5 million and $60.6 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Unsecured Senior Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. At June 30, 2014 and September 30, 2013 the Unsecured Senior Notes would be deemed to be Level 1, as defined in Note 4.

As of June 30, 2014 and September 30, 2013, $1.5 million and $1.5 million, respectively, of financing costs related to the 2019 notes have been deferred and are being amortized over their respective terms. As of June 30, 2014 and September 30, 2013, $2.1 million and $2.1 million, respectively, of financing costs related to the 2023 notes have been deferred and are being amortized over their respective terms.

For the three and nine months ended June 30, 2014 and 2013, the components of interest expense, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
2019 Unsecured Notes interest	$713	$713	$2,138	$2,138
2023 Unsecured Notes interest	972	988	2,917	1,113
Amortization of deferred financing costs	105	107	316	220
Total interest and fees expense	$1,790	$1,808	$5,371	$3,471
Weighted average stated interest rate	6.53%	6.60%	6.53%	6.76%
Weighted average outstanding balance	$103,500	$103,500	$103,500	$64,321

As of June 30, 2014, $40.0 million and $63.5 million in aggregate principal amount of the 2019 Notes and the 2023 notes were outstanding, respectively. As of June 30, 2013, $40.0 million and $63.5 million in aggregate principal amount of the 2019 Notes and the 2023 notes were outstanding, respectively.

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

As of June 30, 2014, SBIC LP had $50.0 million in regulatory capital and had $48.0 million SBA-guaranteed debentures outstanding. As of September 30, 2013, SBIC LP had $50.0 million in regulatory capital and had $30.0 million SBA-guaranteed debentures outstanding.

Our fixed-rate SBA debentures as of June 30, 2014 and September 30, 2013 were as follows:

	June 30, 2014(1)		September 30, 2013(2)
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate

September 2013	$5,000,000	4.404%	$5,000,000	4.404%
March 2014	39,000,000	3.951%	-	$-
Weighted Average Rate/Total	$44,000,000	4.002%	$5,000,000	4.404%

(1) The fixed weighted average rate on the $44.0 million of outstanding debentures was fixed at an average annualized rate of 4.002%. The remaining $4.0 million of outstanding debentures have an interim financing rate of 1.293% and are set to pool in September 2014.

(2) The interest rate on the $5.0 million of outstanding debentures was fixed at an average annualized rate of 4.4%. The weighted average annualized interim financing rate on the remaining $25.0 million of outstanding debentures was 1.5% and was set to pool in March 2014.

As of June 30, 2014, the carrying amount of the SBA-guaranteed debentures approximated the fair value of our debt obligations. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2014, and September 30, 2013 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 4.

For the three and nine months ended June 30, 2014 and 2013, the components of interest, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows:

	For the three months ended June 30,		For the nine months ended June 30,
	2014	2013	2014	2013
SBA Debentures interest	$441	$1	$822	$1
Amortization of deferred financing costs	80	19	223	19
Total interest and fees expense	$521	$20	$1,045	$20
Weighted average stated interest rate	3.99%	1.63%	2.64%	1.63%
Weighted average outstanding balance	$44,352	$275	$41,604	$92

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

For the three and nine month periods ended June 30, 2014, the Company incurred base management fees to MCC Advisors of $4.6 million and $12.3 million, respectively. For the three and nine month periods ended June 30, 2014, we incurred $5.2 million and $13.6 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three and nine months ended June 30, 2013, the Company incurred net base management fees to MCC Advisors of $3.0 million and $7.6 million, respectively. For the three and nine months ended June 30, 2013, the Company incurred $3.0 million and $8.0 million in incentive fees related to pre-incentive fee net investment income, respectively.

As of June 30, 2014 and September 30, 2013, $9.8 million and $6.9 million were included in “management and incentive fees payable,” in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three and nine months ended June 30, 2014, we incurred $0.9 million and $2.4 million in administrator expenses, respectively. For the three and nine months ended June 30, 2013, we incurred $0.7 million and $1.8 million in administrator expenses, respectively.

Note 7. Related Party Transactions

Investment in Loan Participations

As discussed in Note 1, the Loan Assets contributed to the Company by MOF LP and MOF LTD upon consummation of the Company’s IPO were in the form of loan participations with an affiliated entity managed by affiliates of MCC Advisors. On June 30, 2011, the Company cancelled its participation agreements with an affiliate and executed loan assignment agreements for its investments in Velum Global Credit Management LLC (no longer held as of June 30, 2014) and Water Capital USA, Inc. The Company is now a direct lender of record to these borrowers.

The Company holds its investment in Geneva Wood Fuels LLC through a participation agreement with an affiliated entity, which represents 0.4% of the Company’s investments as of June 30, 2014 and 0.6% as of September 30, 2013. By virtue of owning loans through a participation agreement, the Company has a contractual relationship with the affiliate, not the borrower. As a result, the Company is subject to the credit risk of the affiliate as well as that of the borrower. As of June 30, 2014 and September 30, 2013, the principal amount related to this loan participation was $8.2 million and $8.2 million, respectively. There was no investment income recorded related to this loan participation for the three and nine months ended June 30, 2014, as it was on non-accrual status. For the three and nine months ended June 30, 2013, total investment income related to this loan participation was $0.1 million and $0.6 million, respectively.

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

Opportunities for co-investments may arise when MCC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients, or affiliated funds. As a BDC, the Company was substantially limited in its ability to co-invest in privately negotiated transactions with affiliated funds until it obtained an exemptive order from the SEC on November 25, 2013 (the “Exemptive Order”). The Exemptive Order permits the Company to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley, LLC, the parent company of Medley Capital LLC and MCC Advisors, or an investment adviser controlled by Medley, LLC in a manner consistent with its investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Co-investment under the Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Company’s board of directors determines that it would be advantageous for the Company to co-invest in a manner described in the Exemptive Order. Before receiving the Exemptive Order, the Company only participated in co-investments that were allowed under existing regulatory guidance, such as syndicated loan transactions where price was the only negotiated term, which limited the types of investments that the Company could make.

Note 8. Commitments

As of June 30, 2014, we had commitments under loan and financing agreements to fund up to $79.4 million to 12 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. As of September 30, 2013, we had commitments under loan and financing agreements to fund up to $33.1 million to 6 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2014 and September 30, 2013 is shown in the table below (dollars in thousands):

	As of
	June 30, 2014	September 30, 2013
Red Skye Wireless LLC	$15,000	$15,000
Miratech Intermediate Holdings, Inc.	14,769	-
DreamFinders Homes - TLB	9,258	2,723
Sendero Drilling Company LLC	7,745	-
Merchant Cash and Capital LLC (First Lien)	7,163	-
Lydell Jewelry Design Studio LLC	5,928	5,928
Merchant Cash and Capital LLC (Second Lien)	5,000	-
Autosplice, Inc.	3,026	-
Be Green Manufacturing and Distribution Centers LLC - Delayed Draw TL	2,917	-
Wheels Up Partners LLC	2,862	-
The Plastics Group Acquisition Corp.	2,500	-
Tenere Acquisition Corp.	2,000	2,000
Physicians Care Alliance LLC	767	767
Be Green Manufacturing and Distribution Centers LLC - Revolver	479	-
DLR Restaurants LLC	-	4,177
DreamFinders Homes - TLA	-	2,500
Total	$79,414	$33,095

Note 9. Other Fee Income

The other fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, transaction break-up fee and other miscellaneous fees. The following tables summarize the Company’s other fee income for the three and nine months ended June 30, 2014 and 2013 (dollars in thousands):

	For the three months ended June 30,
	2014	2013
Origination fee	$3,009	$2,798
Prepayment fee	5,112	26
Amendment fee	146	550
Transaction break-up fee	—	200
Administrative agent fee	176	65
Other fees	191	—
Other fee income	$8,634	$3,639

	For the nine months ended June 30,
	2014	2013
Origination fee	$10,370	$6,441
Prepayment fee	8,139	1,496
Amendment fee	1,318	1,370
Transaction break-up fee	100	200
Administrative agent fee	412	197
Other fees	279	312
Other fee income	$20,618	$10,016

Note 10. Directors Fees

The independent directors receive an annual fee of $50,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and nine months ended June 30, 2014, we accrued $0.2 million and $0.5 million for directors’ fees expense, respectively. For the three and nine months ended June 30, 2013, we accrued $0.1 million and $0.3 million for directors’ fees expense, respectively.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended June 30, 2014 (dollars in thousands except share and per share amounts):

Basic and diluted	Three months ended June 30, 2014	Nine months ended June 30, 2014
Net increase in net assets from operations	$16,589	$43,324
Weighted average common shares outstanding	50,503,492	44,836,152
Earnings per common share-basic and diluted	$0.33	$0.97

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended June 30, 2013 (dollars in thousands except share and per share amounts):

Basic and diluted	Three months ended June 30, 2013	Nine months ended June 30, 2013
Net increase in net assets from operations	$3,157	$24,293
Weighted average common shares outstanding	32,658,336	28,684,229
Earnings per common share-basic and diluted	$0.10	$0.85

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended June 30, 2014 and 2013:

	For the nine months ended June 30,
	2014	2013
Per share data:
Net asset value per share at beginning of period	$12.70	$12.52

Net investment income (1)	1.21	1.12
Net realized gains on investments	0.02	0.03
Net unrealized appreciation/(depreciation) on investments	(0.26)	(0.28)
Net unrealized appreciation/(depreciation) on participations	0.01	-
Provision for taxes on unrealized gain/(loss) on investments	(0.01)	-
Net increase in net assets	0.97	0.87

Distributions declared from net investment income	(1.11)	(1.06)

Issuance of common stock, net of underwriting costs	0.11	0.33
Offering costs	(0.01)	(0.01)
Other (2)	(0.01)	-

Net asset value at end of period	$12.65	$12.65
Net assets at end of period	$661,232,242	$420,246,094
Shares outstanding at end of period	52,283,712	33,226,126

Per share market value at end of period	$13.06	$13.58
Total return based on market value (3)	3.12%	4.36%
Total return based on net asset value (4)	8.45%	9.25%
Portfolio turnover rate	26.14%	20.32%

The following is a schedule of ratios and supplemental data for the nine months ended June 30, 2013 and 2012:

	For the nine months ended June 30,
	2014	2013
Ratios: (5)
Ratio of net investment income to average net assets	12.80%	11.91%
Ratio of total expenses to average net assets	11.05%	10.96%
Ratio of incentive fees to average net assets	3.20%	2.98%

Supplemental Data:
Ratio of operating expenses and credit facility related expenses to average net assets	7.85%	7.98%
Average debt outstanding (6)	$331,604,043	$182,431,190
Average debt outstanding per common share	$6.57	$6.36
Asset coverage ratio per unit (7)	2,834	2,511
Average market value per unit
Facilities (8)	N/A	N/A
SBA debentures (8)	N/A	N/A
Notes due 2019	$25.76	$26.24
Notes due 2023	$24.66	$24.95

(1)	Net investment income based on total weighted average common stock outstanding was $1.21 per share and $1.12 per share for the nine months ended June 30, 2014 and 2013, respectively.
(2)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan for the period.
(4)	Total annual return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan for the period.
(5)	Ratios are annualized.
(6)	Based on daily weighted average balance of debt outstanding during the period.
(7)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(8)	The Facilities and SBA debentures are not registered for public trading.

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

The following table summarizes the Company’s dividend declarations and distributions during the nine months ended June 30, 2014 and 2013:

Date Declared	Record Date	Payment Date	Amount Per Share

For the nine months ended June 30, 2014
10/30/2013	11/22/2013	12/13/2013	0.37
2/5/2014	2/26/2014	3/14/2014	0.37
5/1/2014	5/28/2014	6/13/2014	0.37
			$1.11

Date Declared	Record Date	Payment Date	Amount Per Share
For the nine months ended June 30, 2013
11/1/2012	11/23/2012	12/14/2012	0.36
1/30/2013	2/27/2013	3/15/2013	0.36
5/1/2013	5/24/2013	6/14/2013	0.36
			$1.08

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the nine months ended June 30, 2014, except as disclosed below.

On July 30, 2014, the Company’s board of directors declared a quarterly dividend of $0.37 per share payable on September 12, 2014, to stockholders of record at the close of business on August 27, 2014.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of MCC Advisors;

•	the impact of increased competition;

•	the impact of future acquisitions and divestitures;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or MCC Advisors;

•	our contractual arrangements and relationships with third parties;

•	any future financings by us;

•	the ability of MCC Advisors to attract and retain highly talented professionals;

•	fluctuations in foreign currency exchange rates;

•	the impact of changes to tax legislation and, generally, our tax position; and

•	the unfavorable resolution of legal proceedings.

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

Our investment objective is to generate current income and capital appreciation by lending to privately-held middle market companies, primarily through directly originated transactions, to help these companies fund acquisitions, growth or refinancing. Our portfolio generally consists of senior secured first lien term loans and senior secured second lien term loans. In many of our investments, we receive warrants or other equity participation features, which we believe will increase the total investment returns.

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

Expenses

Our primary operating expenses include the payment of management and incentive fees pursuant to the investment management agreement we have with MCC Advisors and overhead expenses, including our allocable portion of our administrator’s overhead under the administration agreement. Our management and incentive fees compensate MCC Advisors for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	our organization and continued corporate existence;

•	calculating our NAV (including the cost and expenses of any independent valuation firms);

•	expenses incurred by MCC Advisors payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of all offerings of common stock and other securities, if any;

•	the base management fee and any incentive fee;

•	distributions on our shares;

•	administration fees payable under our administration agreement;

•	the allocated costs incurred by MCC Advisors in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, making investments;

•	transfer agent and custodial fees;

•	registration fees and listing fees;

•	U.S. federal, state and local taxes;

•	independent director fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC or other regulators;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	indemnification payments;

•	direct costs and expenses of administration, including audit and legal costs; and

•	all other expenses reasonably incurred by us or MCC Advisors in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs (including travel expenses).

 Portfolio and Investment Activity

As of June 30, 2014, our portfolio consisted of investments in 74 portfolio companies with a fair value of approximately $1,043.0 million. During the three months ended June 30, 2014, we invested $184.0 million in 11 new portfolio companies and $22.8 million in 6 existing portfolio companies, and we had $117.4 million in aggregate amount of exits and repayments, resulting in net investments of $89.4 million for the period. As of June 30, 2013, our portfolio consisted of investments in 56 portfolio companies with a fair value of approximately $686.4 million. During the three months ended June 30, 2013, we invested $117.1 million in 8 new portfolio companies and $1.9 million in 2 existing portfolio companies, and we had $22.5 million in aggregate amount of exits and repayments, resulting in net investments of $96.5 million for the period.

During the nine months ended June 30, 2014, we invested $471.4 million in 31 new portfolio companies and $66.7 million in 9 existing portfolio companies, and we had $239.2 million in aggregate amounts of exits and repayments, resulting in net investments of $298.9 million for the period. During the nine months ended June 30, 2013, we invested $324.0 million in 27 new portfolio companies and $51.4 million in 12 existing portfolio companies, and we had $92.3 million in aggregate amounts of exits and repayments, resulting in net investments of $283.1 million for the period.

As of June 30, 2014, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $14.4 million and $14.1 million, and $29.9 million and $30.5 million, respectively. As of June 30, 2013, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $12.4 million and $12.3 million, and $25.4 million and $25.6 million, respectively.

The following table summarizes the amortized cost and the fair value of investments as of June 30, 2014 (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$663,884	62.4%	$641,244	61.5%
Senior Secured Second Lien Term Loans	326,737	30.7	324,815	31.1
Senior Secured Notes	39,074	3.7	37,520	3.6
Unsecured Debt	23,183	2.2	23,183	2.2
Equity/Warrants	10,205	1.0	16,287	1.6
Total	$1,063,083	100.0%	$1,043,049	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2013 (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$418,109	55.2%	$408,802	54.5%
Senior Secured Second Lien Term Loans	253,210	33.4	251,963	33.6
Senior Secured Notes	84,125	11.1	85,262	11.4
Unsecured Debt	255	0.1	255	0.1
Equity/Warrants	1,991	0.2	2,955	0.4
Total	$757,690	100.0%	$749,237	100.0%

As of June 30, 2014, the weighted average loan to value ratio (“LTV”) of our portfolio investments based upon fair market value was approximately 59.6%. We believe that the LTV ratio for a portfolio investment is a useful indicator of the riskiness of the portfolio investment, or its likelihood of default. As part of our investment strategy, we seek to structure transactions with downside protection and seek LTVs of lower than 65%. We regularly evaluate the LTV of our portfolio investments and believe that LTV is a useful indicator for management and investors.

As of June 30, 2014, our income-bearing investment portfolio, which represented nearly 98.8% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 13.4%, and 65.9% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 34.1% bore interest at fixed rates.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2014 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$41,323	4.0%
2	919,035	88.1
3	66,560	6.3
4	12,131	1.2
5	4,000	0.4
Total	$1,043,049	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2013 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$37,618	5.0%
2	650,130	86.8
3	49,396	6.6
4	8,003	1.1
5	4,090	0.5
Total	$749,237	100.0%

Results of Operations

Operating results for the three and nine months ended June 30, 2014 and 2013 are as follows (dollars in thousands):

	For the three months ended June 30,
	2014	2013
Total investment income	$38,072	$23,591
Total expenses	17,378	11,561
Net investment income	20,694	12,030
Net realized gains (losses)	814	(137)
Net unrealized gains (losses) on investments	(4,820)	(8,736)
Net unrealized gains (losses) on participations	(29)	—
Provision for taxes on unrealized gain/(loss) on investments	(70)	—
Net increase in net assets resulting from operations	$16,589	$3,157

	For the nine months ended June 30,
	2014	2013
Total investment income	$101,138	$61,518
Total expenses	46,858	29,474
Net investment income	54,280	32,044
Net realized gains (losses)	887	237
Net unrealized gains (losses) on investments	(11,581)	(7,988)
Net unrealized gains (losses) on participations	124	—
Provision for taxes on unrealized gain/(loss) on investments	(386)	—
Net increase in net assets resulting from operations	$43,324	$24,293

Investment Income

For the three and nine months ended June 30, 2014, investment income totaled $38.1 million and $101.1 million, respectively, of which $29.5 million and $80.5 million was attributable to portfolio interest and $8.6 million and $20.6 million to other fee income.

For the three and nine months ended June 30, 2013, investment income totaled $23.6 million and $61.5 million, respectively, of which $20.0 million and $51.5 million was attributable to portfolio interest and $3.6 million and $10.0 million to other fee income.

Operating Expenses

Operating expenses for the three and nine months ended June 30, 2014 and 2013 were as follows (dollars in thousands):

	For the three months ended June 30,
	2014	2013
Base management fees	$4,593	$2,977
Incentive fees	5,174	3,008
Administrator expenses	859	4,032
Professional fees	711	682
Interest and financing expenses	5,348	320
Directors fees	194	71
Insurance	150	70
General and administrative	349	399
Organizational Expense	—	2
Expenses	$17,378	$11,561

	For the nine months ended June 30,
	2014	2013
Base management fees	$12,336	$7,607
Incentive fees	13,570	8,011
Administrator expenses	2,371	9,283
Professional fees	1,868	1,773
Interest and financing expenses	14,502	1,161
Directors fees	536	315
Insurance	426	210
General and administrative	1,249	963
Organizational Expense	—	151
Expenses	$46,858	$29,474

For the three months ended June 30, 2014, total operating expenses increased by $5.8 million, or 50.3%, compared to the three months ended June 30, 2013. For the nine months ended June 30, 2014, total operating expenses increased by $17.4 million, or 59.0%, compared to the nine months ended June 30, 2013.

Interest and financing expenses were higher in the three months ended June 30, 2014 than the three months ended June 30, 2013 as a result of increase in commitment on a four-year senior secured revolving credit facility, issuing $40.0 million in aggregate principal amount of 7.125% unsecured notes that mature on March 30, 2019 (the “2019 Notes“), entering into a new five-year senior secured term loan credit facility, issuing $63.5 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes“) and issuing SBA-guaranteed debentures.

Excluding interest and financing expenses, expenses increased for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to an increase in professional fees, base management fees, incentive fees, administrative service fees, general administrative expenses and organizational expenses. Professional fees and administrative service fees have increased due to higher legal, audit, valuation services and administrator expenses. Base management fees, which are calculated based on average gross assets, increased due to the growth in the portfolio throughout the period. The incentive fee increased as a result of the increase in pre-incentive fee net investment income.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and nine months ended June 30, 2014, we recognized $0.8 million and $0.9 million of realized gains on our portfolio investments, respectively. During the three and nine months ended June 30, 2013, we recognized $0.1 million of realized losses and $0.2 million of realized gains on our portfolio investments, respectively.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and nine months ended June 30, 2014, we had $4.8 million and $11.6 million of unrealized depreciation, respectively, on portfolio investments. For the three and nine months ended June 30, 2013, we had $8.7 million and $8.0 million of unrealized depreciation, respectively, on portfolio investments. For the three and nine months ended June 30, 2014, we had $29,380 of unrealized depreciation and $0.1 million of unrealized appreciation, respectively, on participated investments. For the three and nine months ended June 30, 2013, we had no unrealized appreciation or depreciation on participated investments.

Provision for Deferred Taxes on Unrealized Appreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and nine months ended June 30, 2014, the Company recognized a provision for deferred tax on unrealized gain of $69,687 and $0.4 million for consolidated subsidiaries, respectively. For the three and nine months ended June 30, 2013, the Company did not recognize a provision for deferred tax on unrealized gain.

Changes in Net Assets from Operations

For the three months ended June 30, 2014, we recorded a net increase in net assets resulting from operations of $16.6 million versus a net increase in net assets resulting from operations of $3.2 million for the three months ended June 30, 2013. The difference is attributable to an increase in total investment income offset by an increase in total operating expenses, resulting from portfolio growth and an increase in net unrealized depreciation for the three months ended June 30, 2014, as compared to the same period in the prior year. Based on 50,503,492 and 32,658,336 weighted average common shares outstanding for the three months ended June 30, 2014 and 2013, respectively, our per share net increase in net assets resulting from operations was $0.33 for the three months ended June 30, 2014, versus a per share net increase in net assets from operations of $0.10 for the three months ended June 30, 2013.

For the nine months ended June 30, 2014, we recorded a net increase in net assets resulting from operations of $43.3 million versus a net increase in net assets resulting from operations of $24.3 million for the nine months ended June 30, 2013. The difference is attributable to an increase in total investment income offset by an increase in total operating expenses, resulting from portfolio growth and an increase in net unrealized depreciation for the for the nine months ended June 30, 2014, as compared to the same period in the prior year. Based on 44,836,152 and 28,684,229 weighted average common shares outstanding for the nine months ended June 30, 2014 and 2013, respectively, our per share net increase in net assets resulting from operations was $0.97 for the nine months ended June 30, 2014, versus a per share net increase in net assets from operations of $0.85 for the nine months ended June 30, 2013.

Financial Condition, Liquidity and Capital Resources

As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital; including raising equity, increasing debt, and funding from operational cash flow.

Our liquidity and capital resources have been generated primarily from the net proceeds of public offerings of common stock, advances from the Revolving Facility and the Term Loan Facility and net proceeds from the issuance of notes as well as cash flows from operations.

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

On April 28, 2014 we completed a public offering of 6,000,000 shares of our common stock at a public offering price of $13.25 per share, raising approximately $76.9 million in net proceeds.

On June 2, 2014, we entered into Amendment No. 5 to our existing Senior Secured Revolving Credit Agreement (the “Revolver Amendment”) and Amendment No. 5 our existing Senior Secured Term Loan Credit Agreement (the “Term Loan Amendment,” together with the “Revolver Amendment,” the “Amendments”), each with certain lenders party thereto and ING Capital LLC, as administrative agent. The Amendments amend certain provisions of our Senior Secured Revolving Credit Agreement (the "Revolving Credit Facility") and the Senior Secured Term Loan Credit Agreement (the "Term Loan Facility,” together with the Revolving Credit Facility, each as amended, the "Facilities").

The Facilities were amended to, among other things, (i) in the case of the Revolving Credit Facility, to reduce the interest rate (A) for LIBOR loans, to LIBOR (with no minimum) plus 2.75% and (B) for base rate loans, to the base rate plus 1.75%, to extend the revolving period until June 2017 and to extend the final maturity date until June 2018, (ii) in the case of the Term Loan Facility, to reduce the interest rate (A) for LIBOR loans, to LIBOR (with no minimum) plus 3.25% and (B) for base rate loans, to the base rate plus 2.25%, and to extend the final maturity date until June 2019 and (iii) increase the maximum amount of the accordion feature which permits subsequent increases in commitments under the Revolving Facility and/or Term Loan Facility to $600 million.

Concurrently with the effectiveness of the Amendments, the Company closed an additional $101 million of commitments under its Revolving Credit Facility and an additional $51.5 million of commitments under its Term Loan Facility

As of June 30, 2014, total commitments under the Facilities are $517.5 million, comprised of $346 million committed to the Revolving Credit Facility and $171.5 million funded under the Term Loan Facility.

As of June 30, 2014, we had $17.1 million in cash. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

As of June 30, 2014, SBIC LP had $50.0 million in regulatory capital and had $48.0 million SBA-guaranteed debentures outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. As of June 30, 2014, we had commitments under loan and financing agreements to fund up to $79.4 million to 12 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. As of September 30, 2013, we had commitments under loan and financing agreements to fund up to $33.1 million to 6 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments at June 30, 2014 and September 30, 2013 is shown in the table below (dollars in thousands):

	As of
	June 30, 2014	September 30, 2013
Red Skye Wireless LLC	$15,000	$15,000
Miratech Intermediate Holdings, Inc.	14,769	-
DreamFinders Homes - TLB	9,258	2,723
Sendero Drilling Company LLC	7,745	-
Merchant Cash and Capital LLC (First Lien)	7,163	-
Lydell Jewelry Design Studio LLC	5,928	5,928
Merchant Cash and Capital LLC (Second Lien)	5,000	-
Autosplice, Inc.	3,026	-
Be Green Manufacturing and Distribution Centers LLC - Delayed Draw TL	2,917	-
Wheels Up Partners LLC	2,862	-
The Plastics Group Acquisition Corp.	2,500	-
Tenere Acquisition Corp.	2,000	2,000
Physicians Care Alliance LLC	767	767
Be Green Manufacturing and Distribution Centers LLC - Revolver	479	-
DLR Restaurants LLC	-	4,177
DreamFinders Homes - TLA	-	2,500
Total	$79,414	$33,095

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at June 30, 2014 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Revolving Facility	$85,583	$-	$-	$85,583	$-
Term Loan Facility	171,500	-	-	171,500	-
7.125% Notes	40,000	-	-	40,000	-
6.125% Notes	63,500	-	-	-	63,500
SBA Debenture	48,000	-	-	-	48,000
Total contractual obligations	$408,583	$-	$-	$297,083	$111,500

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

The following table summarizes the dividends declared through the three months ended June 30, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
5/11/2011	6/1/2011	6/15/2011	0.16
8/4/2011	9/1/2011	9/15/2011	0.21
11/29/2011	12/15/2011	12/30/2011	0.25
2/2/2012	2/24/2012	3/15/2012	0.28
5/2/2012	5/25/2012	6/15/2012	0.31
8/1/2012	8/24/2012	9/14/2012	0.36
11/1/2012	11/23/2012	12/14/2012	0.36
1/30/2013	2/27/2013	3/15/2013	0.36
5/1/2013	5/27/2013	6/14/2013	0.36
7/31/2013	8/23/2013	9/13/2013	0.37
10/30/2013	11/22/2013	12/13/2013	0.37
2/5/2014	2/26/2014	3/14/2014	0.37
5/1/2014	5/28/2014	6/13/2014	0.37

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

Management Fee

Pursuant to the investment management agreement, we pay our investment adviser a fee for investment management services consisting of two components - a base management fee and an incentive fee.

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

Non-accrual. We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At June 30, 2014, two portfolio companies were on non-accrual status with a combined fair value of approximately $9.8 million, or 0.9% of the fair value of our portfolio. At September 30, 2013, we had one portfolio company on PIK non-accrual status.

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

Recent Developments

On July 30, 2014, the Company’s board of directors declared a quarterly dividend of $0.37 per share payable on September 12, 2014, to stockholders of record at the close of business on August 27, 2014.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended June 30, 2014, we did not engage in hedging activities.

As of June 30, 2014, 65.9% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate floor as of June 30, 2014 was as follows:

	June 30, 2014
	Fair Value (thousands)	% of Floating Rate Portfolio
Under 1%	$98,713	14.5%
1% to under 2%	532,029	78.3
2% to under 3%	38,012	5.6
3%	10,468	1.6
Total	$679,222	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2014, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase (1)	Interest Income (thousands)	Interest Expense (thousands)	Net Increase (Decrease) (thousands)
100	$1,600	$3,100	$(1,500)
200	7,600	6,100	1,500
300	14,200	9,200	5,000
400	20,600	12,200	8,400
500	27,100	15,300	11,800

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

Item 4: Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A:   Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC on December 10, 2013, which could materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the nine months ended June 30, 2014 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Dated: July 31, 2014	Medley Capital Corporation

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and
Financial Officer)

