Form 10-K
period 2014-09-30
Medley Capital Corp
filed 2014-12-08
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014
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

Large accelerated filer ☐           Accelerated filer ☒         Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2014 was $626,162,264. The Registrant had 58,733,284 shares of common stock, $0.001 par value, outstanding as of December 05, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended September 30, 2014.

1

MEDLEY CAPITAL CORPORATION

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we”, “us”, “our”, “Medley Capital” and the “Company” refer to Medley Capital Corporation, a Delaware corporation, and its subsidiaries for the periods after our consummation of the formation transaction and to Medley Capital BDC LLC, a Delaware limited liability company, for the periods prior to our consummation of the formation transaction described elsewhere in this Form 10-K;

•	“MCC Advisors” and the “Adviser” refer to MCC Advisors LLC, our investment adviser; MCC Advisors is a majority owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm, which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC; and

•	“Medley” refers, collectively, to the activities and operations of Medley Capital LLC, Medley LLC, Medley Management Inc., Medley Group LLC, MCC Advisors, associated investment funds and their respective affiliates.

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

Our investment objective is to generate current income and capital appreciation by lending directly to privately held middle market companies, primarily through directly originated transactions to help these companies expand their business, refinance and make acquisitions.   Our investment portfolio generally consists of senior secured first lien loans and senior secured second lien loans.  In connection with many of our investments, we receive warrants or other equity participation features which we believe will increase the total investment returns.

We believe the middle-market private debt market is undergoing structural shifts that are creating significant opportunities for non-bank lenders and investors. The underlying drivers of these structural changes include: reduced participation by banks in the private debt markets, particularly within the middle-market, and demand for private debt created by committed and uninvested private equity capital. We focus on taking advantage of this structural shift by lending directly to companies that are underserved by the traditional banking system and generally seek to avoid broadly marketed investment opportunities. We source investment opportunities through direct relationships with companies, financial intermediaries such as national, regional and local bankers, accountants, lawyers and consultants, as well as through financial sponsors. As a leading provider of private debt, Medley is often sought out as a preferred financing partner.

Our investment activities are managed by our investment adviser, MCC Advisors, which is an investment adviser registered under the Investment Advisers Act of 1940, as amended. MCC Advisors is an affiliate of Medley and has offices in New York and San Francisco. Our Investment Team, which is provided for by MCC Advisors, is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.  MCC Advisors’ team draws on its expertise in lending to predominantly privately held borrowers in a range of sectors, including industrials, and transportation, energy and natural resources, financials and real estate.  In addition, MCC Advisors seeks to diversify our portfolio of loans by company type, asset type, transaction size, industry and geography.

Our Investment Team has on average over 20 years of experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Advisor, through Medley, has access to over 78 employees, including over 44 investment, origination and credit management professionals, and over 34 operations, marketing and distribution professionals, each with extensive experience in their respective disciplines. We believe that MCC Advisors’ disciplined and consistent approach to origination, portfolio construction and risk management should allow it to achieve compelling risk-adjusted returns for Medley Capital.

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

Under the terms of the relief permitting us to co-invest with other funds managed by MCC Advisors or its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction , including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies.

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

Our principal executive office is located at 375 Park Avenue, 33 rd Floor, New York 10152 and our telephone number is (212) 759-0777.

Formation Transactions

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

Investment Process Overview

We view our investment process as consisting of three distinct phases described below:

Sourcing and Origination   MCC Advisors sources investment opportunities through access to a network of contacts developed in the financial services and related industries by Medley. It is the Adviser’s responsibility to identify specific opportunities, to refine opportunities through rigorous due diligence of the underlying facts and circumstances while remaining flexible and responsive to client’s needs. With a total of 44 investment professionals in the New York and San Francisco offices involved in sourcing and origination for MCC Advisors, each investment professional is able to maintain long-standing relationships and responsibility for a specified market. These origination efforts attract hundreds of proposals quarterly from lower middle market and middle market companies.

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

Monitoring MCC Advisors views active portfolio monitoring as a vital part of our investment process. MCC Advisors utilizes a proprietary portfolio monitoring system, Asset Management System (“AMS”), which maintains a centralized, dynamic electronic reporting system which houses, organizes and archives all portfolio data by investment.  This is the primary system that tracks all changes to investment terms and conditions. AMS produces a report for each investment within the portfolio by summarizing the investment’s general information, terms and structure, financial performance, covenant package, history of events and call notes.  Each month, the previous month reports are archived and an updated report is created. This feature enables MCC Advisors to track the history of every investment, while maintaining access to the most recent reporting information available, ensuring accurate reporting of the investment.

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

Rating Criteria  In addition to external risk management research and internal monitoring tools, we use an investment rating system to characterize and monitor the credit profile and our expected level of returns on each investment in our portfolio. We use a five-level numeric rating scale. The following is a description of the conditions associated with each investment rating:

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

Some loss of principal is expected.

Investment Committee

The purpose of the Investment Committee, which is comprised of a minimum of three members selected from senior members of MCC Advisors’ Investment Team, is to evaluate and approve all of our investments. The Investment Committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of each investment. The Investment Committee serves to provide investment consistency and adherence to our core investment philosophy and policies. The Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

Each transaction is presented to the Investment Committee in a formal written report. All of our new investments and the exit or sale of an existing investment must be approved by a majority vote of the Investment Committee, although unanimous agreement is sought.

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

Leverage

Through our Senior Secured Term Loan Credit Agreement, as amended (the ‘‘Term Loan Facility’’) and Senior Secured Revolving Credit Agreement, as amended (the ‘‘Revolving Credit Facility’’ and, collectively with the Term Loan Facility, as amended, the ‘‘Facilities’’), we borrow funds to make additional investments, a practice known as ‘‘leverage,’’ to attempt to increase return to our common stockholders. The amount of leverage that we employ at any particular time will depend on our investment advisers and our board of directors’ assessments of market and other factors at the time of any proposed borrowing. As of December 8, 2014, total commitments under the Facilities are $517.5 million, comprised of $346.0 million committed to the Revolving Credit Facility and $171.5 million committed to the Term Loan Facility. With these additional commitments, the Company has exercised the aggregate accordion feature permitting subsequent increases to the Facilities up to an aggregate maximum amount of $600.0 million. We are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see ‘‘Regulation — Senior Securities’’ and ‘‘Regulation — Small Business Investment Company Regulations.’’

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

Employees

We do not have any employees. Our day-to-day investment operations are managed by our investment adviser. Our investment adviser employs a total of 44 investment professionals, including its principals. In addition, we reimburse our administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, including the compensation of our chief financial officer and chief compliance officer, and their staff.

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

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2014 (dollars in thousands):

	Investments at
	Fair Value	Percentage
Business Services	$141,825	11.4%
Buildings and Real Estate	128,332	10.3
Automobile	102,910	8.3
Oil and Gas	93,212	7.5
Aerospace & Defense	70,767	5.7
Home and Office Furnishings, Housewares, and Durable Consumer Products	67,008	5.4
Healthcare, Education and Childcare	66,518	5.3
Personal, Food and Miscellaneous Services	61,851	5.0
Retail Stores	55,753	4.5
Diversified/Conglomerate Manufacturing	50,134	4.0
Telecommunications	49,326	3.9
Mining, Steel, Iron and Nonprecious Metals	43,491	3.5
Leisure, Amusement, Motion Pictures, Entertainment	35,834	2.9
Chemicals, Plastics and Rubber	35,095	2.8
Finance	34,417	2.8
Personal and Nondurable Consumer Products (Manufacturing Only)	34,210	2.7
Beverage, Food and Tobacco	33,920	2.7
Containers, Packaging and Glass	32,440	2.6
Structure Finance Securities	27,317	2.2
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	25,852	2.1
Diversified/Conglomerate Service	25,604	2.0
Restaurant & Franchise	21,158	1.7
Electronics	8,039	0.6
Cargo Transport	525	0.1
Total	$1,245,538	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2013 (dollars in thousands):

	Investments at
	Fair Value	Percentage
Personal, Food and Miscellaneous Services	$72,586	$9.7%
Healthcare, Education and Childcare	64,138	8.6
Business Services	59,932	8.0
Personal and Nondurable Consumer Products (Manufacturing Only)	48,017	6.4
Automobile	43,733	5.8
Mining, Steel, Iron and Nonprecious Metals	42,743	5.7
Finance	42,182	5.6
Home and Office Furnishings, Housewares, and Durable Consumer Products	40,139	5.4
Retail Stores	39,196	5.2
Buildings and Real Estate	36,570	4.9
Oil and Gas	35,987	4.8
Restaurant & Franchise	32,249	4.3
Aerospace & Defense	29,567	3.9
Hotels, Motels, Inns and Gaming	26,018	3.5
Diversified/Conglomerate Service	25,336	3.4
Diversified/Conglomerate Manufacturing	23,608	3.2
Beverage, Food and Tobacco	16,863	2.2
Telecommunications	12,329	1.6
Cargo Transport	12,305	1.6
Containers, Packaging and Glass	12,000	1.6
Leisure, Amusement, Motion Pictures, Entertainment	9,791	1.3
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8,002	1.1
Electronics	7,977	1.1
Grocery	7,969	1.1
Total	$749,237	100.0%

The following table sets forth certain information as of September 30, 2014, for each portfolio company in which we had an investment. Other than these Investments, our only formal relationship with our portfolio companies is the managerial assistance that we provide upon request and the board observer or participation rights we may receive in connection with our investment.

Name of		Security			Principal		Percentage
Portfolio		Owned		Interest	Due at		of
Company	Sector	by Us	Maturity	Rate (1)	Maturity	Fair Value	Net Assets

AAR Intermediate Holdings, LLC (Bridge Loan)	Oil and Gas	Senior Secured First Lien Term Loan	3/30/2019	13.00%	$36,831,683	$34,323,923	4.7%
AAR Intermediate Holdings, LLC	Oil and Gas	Senior Secured First Lien Term Loan	6/30/2015	13.00%	3,168,317	3,168,317	0.4%
AAR Intermediate Holdings, LLC	Oil and Gas	Warrants	3/30/2019	-	-	2,507,760	0.3%
Accupac, Inc.	Containers, Packaging and Glass	Senior Secured Second Lien Term Loan	11/10/2018	12.29%	10,000,000	10,000,000	1.4%
Aderant North America, Inc.	Electronics	Senior Secured Second Lien Term Loan	6/20/2019	10.00%	4,550,000	4,614,519	0.6%
Albertville Quality Foods, Inc.	Beverage, Food and Tobacco	Senior Secured First Lien Term Loan	10/31/2018	10.50%	17,452,830	17,697,519	2.4%
Allen Edmonds Corporation	Retail Stores	Senior Secured Second Lien Term Loan	5/27/2019	10.00%	20,000,000	20,206,400	2.8%
Alora Pharmaceuticals LLC	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan	9/13/2018	10.00%	13,300,000	13,544,587	1.9%
AM3 Pinnacle Corporation	Telecommunications	Senior Secured First Lien Term Loan	10/22/2018	10.00%	7,834,944	7,834,944	1.1%
Amerit Fleet Services, Inc.	Business Services	Senior Secured Second Lien Term Loan	12/21/2016	12.20%	8,206,151	8,196,960	1.1%
Amvestar Holdings LLC	Buildings and Real Estate	Senior Secured First Lien Term Loan	9/10/2019	10.00%	6,670,000	6,670,000	0.9%
Amvestar Holdings LLC	Buildings and Real Estate	Preferred Equity	9/10/2019	-	-	3,330,000	0.5%
ARBOC Specialty Vehicles LLC	Automobile	Senior Secured First Lien Term Loan	3/21/2018	13.50%	20,965,500	21,149,368	2.9%
Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan	3/16/2016	13.25%	16,131,380	16,131,380	2.2%
Autosplice, Inc.	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term Loan	6/30/2019	12.50%	14,817,844	14,817,844	2.0%
BayDelta Maritime LLC	Cargo Transport	Warrants	6/30/2016	-	-	524,692	0.1%
Be Green Manufacturing and Distribution Centers LLC	Containers, Packaging and Glass	Senior Secured First Lien Term Loan	12/13/2018	11.00%	5,000,000	4,928,350	0.7%
Be Green Manufacturing and Distribution Centers LLC	Containers, Packaging and Glass	Senior Secured First Lien Delayed Draw	12/13/2018	11.00%	1,791,667	1,731,958	0.2%
Be Green Manufacturing and Distribution Centers LLC	Containers, Packaging and Glass	Revolver	12/13/2018	11.00%	354,167	341,250	0.0%
Be Green Manufacturing and Distribution Centers LLC	Containers, Packaging and Glass	Warrants	12/13/2018	-	-	287,947	0.0%
Brantley Transportation LLC	Oil and Gas	Senior Secured First Lien Term Loan	8/2/2017	12.00%	9,375,000	9,375,000	1.3%
California Products Corporation	Chemicals, Plastics and Rubber	Senior Secured Second Lien Term Loan	5/27/2019	13.00%	13,750,000	13,879,800	1.9%
Calloway Laboratories, Inc.	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan	9/30/2015	17.00%	31,800,948	15,484,032	2.1%
Calloway Laboratories, Inc.	Healthcare, Education and Childcare	Warrants	9/30/2015	-	-	-	0.0%
CP OPCO LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan	9/30/2020	7.75%	20,000,000	20,000,000	2.7%
ContMid, Inc.	Automobile	Senior Secured Second Lien Term Loan	10/25/2019	10.00%	15,000,000	15,000,000	2.1%
ConvergeOne Holdings Corporation	Business Services	Senior Secured Second Lien Term Loan	6/17/2021	9.00%	12,500,000	12,458,750	1.7%
Cornerstone Research & Development, Inc.	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan	4/28/2019	10.50%	20,000,000	20,013,000	2.7%
Cornerstone Research & Development, Inc.	Healthcare, Education and Childcare	Equity	4/28/2019	-	-	346,272	0.0%
Crow Precision Components LLC	Aerospace & Defense	Senior Secured First Lien Term Loan	9/30/2019	9.50%	10,000,000	10,000,000	1.4%
Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan	8/1/2015	15.00%	9,473,964	9,154,881	1.3%
Cymax Stores, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Equity	8/1/2015	-	-	2,279,786	0.3%
Dispensing Dynamics International	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Note	1/1/2018	12.50%	2,800,000	3,031,000	0.4%
DLR Restaurants LLC	Restaurant & Franchise	Senior Secured First Lien Term Loan	4/18/2018	13.50%	20,434,015	20,892,695	2.9%
DLR Restaurants LLC	Restaurant & Franchise	Unsecured Debt	4/18/2018	16.00%	265,166	265,166	0.0%
DreamFinders Homes LLC	Buildings and Real Estate	Senior Secured First Lien Term Loan B	10/1/2018	14.50%	12,296,397	12,470,916	1.7%
DreamFinders Homes LLC	Buildings and Real Estate	Warrants	10/1/2018	-	-	1,748,827	0.2%
Dynamic Energy Services International LLC	Oil and Gas	Senior Secured First Lien Term Loan	3/6/2018	9.50%	18,525,000	18,533,151	2.5%
Essex Crane Rental Corp.	Business Services	Senior Secured First Lien Term Loan	5/13/2019	11.50%	20,000,000	19,922,200	2.7%

Name of		Security			Principal		Percentage
Portfolio		Owned		Interest	Due at		of
Company	Sector	by Us	Maturity	Rate (1)	Maturity	Fair Value	Net Assets

Exide Technologies	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured Note	2/1/2018	8.63%	10,000,000	2,487,500	0.3%
FC Operating LLC	Retail Stores	Senior Secured First Lien Term Loan	11/14/2017	12.00%	10,350,000	9,854,959	1.4%
Freedom Powersports LLC	Automobile	Senior Secured First Lien Term Loan	9/26/2019	13.00%	10,200,000	10,200,000	1.4%
Freedom Powersports LLC	Automobile	Senior Secured First Lien Delayed Draw	9/26/2019	13.00%	-	-	0.0%
GSG Fasteners, LLC	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan	11/18/2018	10.50%	8,662,500	8,835,750	1.2%
Harrison Gypsum LLC	Mining, Steel, Iron and Nonprecious Metals	Senior Secured First Lien Term Loan	12/21/2017	10.50%	25,459,294	25,078,678	3.4%
HD Vest, Inc.	Finance	Senior Secured Second Lien Term Loan	6/18/2019	9.25%	8,750,000	8,925,000	1.2%
Help/Systems LLC	Business Services	Senior Secured Second Lien Term Loan	6/28/2020	9.50%	15,000,000	15,208,500	2.1%
HGDS Acquisition LLC	Business Services	Senior Secured First Lien Term Loan	3/28/2018	15.50%	10,101,921	10,019,085	1.4%
Ingenio LLC	Personal, Food and Miscellaneous Services	Senior Secured First Lien Term Loan	3/14/2019	11.25%	23,634,540	23,606,415	3.2%
Integra Telecom	Telecommunications	Senior Secured Second Lien Term Loan	2/22/2020	9.75%	12,132,000	12,374,640	1.7%
Interface Security Systems	Electronics	Senior Secured Note	1/15/2018	9.25%	3,333,000	3,424,659	0.5%
JD Norman Industries, Inc.	Diversified/Conglomerate Manufacturing	Senior Secured Second Lien Term Loan	3/6/2019	10.25%	23,700,000	23,790,060	3.4%
Lexmark Carpet Mills, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan	9/30/2018	11.00%	29,875,880	30,573,482	4.2%
Lighting Science Group Corporation	Containers, Packaging and Glass	Senior Secured Second Lien Term Loan	2/19/2019	12.00%	15,415,114	14,985,957	2.1%
Lighting Science Group Corporation	Containers, Packaging and Glass	Warrants	2/19/2019	-	-	165,000	0.0%
Linc Energy Finance (USA), Inc.	Oil and Gas	Senior Secured Note	10/31/2017	12.50%	3,500,000	3,765,335	0.5%
Lucky Strike Entertainment, L.L.C.	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Second Lien Term Loan	12/24/2018	14.00%	11,504,472	11,622,163	1.6%
Lydell Jewelry Design Studio LLC	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan	9/13/2018	12.00%	13,072,000	12,312,125	1.7%
Lydell Jewelry Design Studio LLC	Personal and Nondurable Consumer Products (Manufacturing Only)	Warrants	9/13/2018	-	-	-	0.0%
Marine Accessories Corporation	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan	11/26/2018	13.00%	9,927,669	10,031,115	1.4%
Merchant Cash and Capital LLC	Structure Finance Securities	Senior Secured First Lien Delayed Draw	3/4/2016	11.00%	12,203,330	12,316,558	1.7%
Merchant Cash and Capital LLC	Structure Finance Securities	Senior Secured Second Lien Term Loan	8/19/2016	12.00%	15,000,000	15,000,000	2.2%
Meridian Behavioral Health LLC	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan A	11/14/2016	14.00%	10,289,141	10,392,032	1.4%
Meridian Behavioral Health LLC	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan B	11/14/2016	14.00%	4,600,000	4,600,000	0.6%
Meridian Behavioral Health LLC	Healthcare, Education and Childcare	Warrants	11/14/2016	-	-	2,138,477	0.3%
Miratech Intermediate Holdings, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured First Lien Term Loan	5/9/2019	10.00%	16,000,000	16,059,360	2.2%
Miratech Intermediate Holdings, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured First Lien Delayed Draw	5/9/2019	10.00%	-	54,794	0.0%
Modern VideoFilm, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan	9/25/2017	13.50%	14,433,924	4,211,819	0.6%
Modern VideoFilm, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Warrants	9/25/2017	-	-	-	0.0%
Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan	3/10/2019	9.50%	9,792,982	9,947,124	1.4%
Nation Safe Drivers Holdings, Inc.	Automobile	Senior Secured Second Lien Term Loan	9/29/2020	10.00%	35,278,846	35,278,846	4.8%
Nielsen & Bainbridge LLC	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Second Lien Term Loan	8/15/2021	10.25%	25,000,000	25,000,000	3.4%
Northstar Aerospace, Inc.	Aerospace & Defense	Senior Secure Notes	10/15/2019	10.25%	25,000,000	25,000,000	3.4%
Northstar Group Services, Inc.	Buildings and Real Estate	Unsecured Debt	10/24/2019	11.00%	22,920,000	22,920,916	3.1%
Omnivere LLC	Business Services	Senior Secured First Lien Term Loan A	5/5/2019	13.00%	18,409,339	16,384,311	2.2%
Omnivere LLC	Business Services	Senior Secured First Lien Term Loan B	5/5/2019	13.00%	3,176,202	2,826,820	0.4%

Name of		Security			Principal		Percentage
Portfolio		Owned		Interest	Due at		of
Company	Sector	by Us	Maturity	Rate (1)	Maturity	Fair Value	Net Assets

Omnivere LLC	Business Services	Warrants	5/5/2019	-	-	-	0.0%
The Plastics Group Acquisition Corp	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan	2/28/2019	13.00%	20,999,119	21,215,200	2.9%
Prestige Industries LLC	Business Services	Senior Secured Second Lien Term Loan	1/31/2017	18.00%	6,621,208	6,034,768	0.8%
Prestige Industries LLC	Business Services	Warrants	1/31/2017	-	-	-	0.0%
Prince Mineral Holdings Corp.	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note	12/15/2019	12.00%	6,800,000	7,302,588	1.0%
RCS Capital Corporation	Finance	Senior Secured Second Lien Term Loan	4/29/2021	10.50%	7,200,000	7,338,600	1.0%
RCS Management Corporation & Specialized Medical Services, Inc.	Diversified/Conglomerate Service	Senior Secured Second Lien Term Loan	4/30/2015	13.00%	25,604,168	25,604,168	3.5%
Red Skye Wireless LLC	Retail Stores	Senior Secured First Lien Term Loan	6/27/2018	10.00%	25,065,799	25,691,626	3.5%
Reddy Ice Corporation	Beverage, Food and Tobacco	Senior Secured Second Lien Term Loan	11/1/2019	10.75%	17,000,000	16,222,930	2.2%
Response Team Holdings, LLC	Buildings and Real Estate	Senior Secured First Lien Term Loan	3/28/2019	11.50%	25,280,688	25,646,246	3.5%
Response Team Holdings, LLC	Buildings and Real Estate	Preferred Equity	3/28/2019	12.00%	4,922,899	4,719,386	0.6%
Response Team Holdings, LLC	Buildings and Real Estate	Warrants	3/28/2019	-	-	1,508,887	0.2%
Safeworks LLC	Buildings and Real Estate	Unsecured Debt	1/31/2020	12.00%	15,000,000	15,000,000	2.2%
Sendero Drilling Company LLC	Oil and Gas	Senior Secured First Lien Term Loan	3/18/2019	11.00%	19,080,000	18,808,201	2.6%
Sendero Drilling Company LLC	Oil and Gas	Warrants	3/18/2019	-	-	2,730,402	0.4%
Seotowncenter, Inc.	Business Services	Senior Secured First Lien Term Loan	9/11/2019	10.00%	27,500,000	27,500,000	3.8%
Seotowncenter, Inc.	Business Services	Equity	9/11/2019	-	-	500,000	0.1%
Stancor, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured First Lien Term Loan	8/19/2019	8.75%	7,000,000	7,000,000	1.0%
Stancor, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Equity	8/19/2019	-	-	250,000	0.0%
T. Residential Holdings LLC	Buildings and Real Estate	Senior Secured First Lien Term Loan	3/28/2019	12.00%	20,000,000	20,250,000	2.8%
Taylored Freight Services LLC	Business Services	Senior Secured Second Lien Term Loan	11/1/2017	13.00%	14,529,667	12,777,970	1.8%
Tempel Steel Company	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note	8/15/2016	12.00%	11,000,000	11,110,000	1.5%
Tenere Acquisition Corp.	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term Loan	12/15/2017	13.00%	11,132,618	11,526,596	1.6%
Transtelco Inc.	Telecommunications	Senior Secured First Lien Term Loan	11/19/2017	10.50%	19,056,000	19,169,192	2.6%
United Road Towing Inc.	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan	2/21/2020	9.00%	17,000,000	17,000,000	2.3%
United Road Towing Inc.	Personal, Food and Miscellaneous Services	Preferred Equity Class C	2/21/2020	8.00%	18,802,789	18,572,916	2.5%
United Road Towing Inc.	Personal, Food and Miscellaneous Services	Preferred Equity Class A-2	2/21/2020	8.00%	4,667,205	1,573,374	0.2%
United Road Towing Inc.	Personal, Food and Miscellaneous Services	Equity	2/21/2020	-	-	1,098,096	0.2%
Untangle, Inc.	Business Services	Senior Secured First Lien Term Loan	4/18/2019	12.00%	9,937,500	9,995,436	1.4%
Velocity Pooling Vehicle LLC	Automobile	Senior Secured Second Lien Term Loan	5/14/2022	8.25%	24,000,000	21,281,947	2.9%
Water Capital USA, Inc.	Finance	Senior Secured First Lien Term Loan	1/3/2015	14.00%	26,973,612	18,153,241	2.5%
Wheels Up Partners LLC	Aerospace & Defense	Senior Secured First Lien Delayed Draw	4/15/2021	9.55%	19,552,000	19,635,487	2.7%
Window Products, Inc.	Buildings and Real Estate	Senior Secured Second Lien Term Loan	12/27/2019	11.75%	14,000,000	14,066,360	1.9%

Total Portfolio Investments					$1,278,742,399	$1,245,538,291	170.7%

1	All interest is payable in cash and all LIBOR represents 30-day LIBOR unless otherwise indicated. For each debt investment, we have provided the current interest rate as of September 30, 2013.

As of September 30, 2014, the weighted average loan to value ratio (“LTV”) of our portfolio investments based upon fair market value was approximately 57.4%. We believe that the LTV ratio for a portfolio investment is a useful indicator of the riskiness of the portfolio investment, or its likelihood of default. As part of our investment strategy, we seek to structure transactions with downside protection and seek LTVs of lower than 65%. We regularly evaluate the LTV of our portfolio investments and believe that LTV is a useful indicator for management.

As of September 30, 2014, the weighted average yield based upon original cost on our portfolio investments was approximately 12.6%, and 74.0% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 26.0% bore interest at fixed rates. The weighted average yield on income producing investments is computed based upon a combination of the cash flows to date and the contractual interest payments, principal amortization and fee notes due at maturity without giving effect to closing fees received, base management fees, incentive fees or general fund related expenses. Each floating rate loan uses LIBOR as its floating rate index. For each floating rate loan, the projected fixed-rate equivalent coupon rate used to forecast the interest cash flows was calculated by adding the interest rate spread specified in the relevant loan document to the fixed-rate equivalent LIBOR rate, duration-matched to the specific loan, adjusted by the LIBOR floor and/or cap in place on that loan.

Overview of Portfolio Companies

Set forth below is a brief description of the business of our portfolio companies as of September 30, 2014.

Portfolio Company	Brief Description of Portfolio Company

AAR Intermediate Holdings, LLC	AAR Intermediate Holdings, LLC (the “Company”) provides field support services to oil and gas independent producers, drilling companies and midstream companies in the Denver-Julesburg Basin, with headquarters in the heart of the Wattenberg play in Greeley, CO. The Company builds, repairs, modifies and maintains oil and gas production equipment, sites, well and pipelines.

Accupac, Inc.	Accupac, Inc., (“Accupac”) headquartered in Mainland, PA, is a leading contract manufacturer and packager of liquids, lotions, gels, and creams selling to the over-the counter and prescription markets. Founded in 1974, Accupac focuses on and has differentiated capabilities in three attractive verticals of the contract manufacturing space including Topical, Oral Care and Specialty Application. Accupac’s capabilities are suited for a wide variety of products and the Accupac’s solutions span the breadth of the supply chain including sourcing and procurement, manufacturing and packaging, and finished product distribution.

Aderant North America, Inc.	Aderant North America, Inc., (“Aderant”, or the “Company”) founded in 1978 and headquartered in Atlanta, GA, is a leading provider of enterprise software solutions to over 3,200 law firms and other professional services organizations globally. The Company’s software is tailored to address the industry-specific requirements of law firms and professional services organizations, with solutions spanning financial management, time and billing, practice management, rules based calendar, matter management systems, customer relationship management, business intelligence and performance management functions. The Company targets law and professional services firms of all sizes through its four core products which include Aderant Expert, CompuLaw, Total Office and CRM4Legal.

Albertville Quality Foods, Inc.

Albertville Quality Foods, Inc. (“AQF” or the “Company”) is an H.I.G. Capital (“H.I.G.” or “Sponsor”) portfolio company which “further processes” and distributes value-added, partially cooked meat products from two facilities located in Albertville, AL and one pork processing facility located in Pontotoc, MS. Together, these facilities provide 185,000 sq. ft. of facility space, eight production lines and employ over 1,000 non-union workers. “Further processing” involves sourcing meats from a variety of suppliers which are then hand-cut, tumbled, massaged, marinated or breaded to meet retail customers’ exact recipe specifications for size, texture, appearance, and flavor profile. ~90% of the Company’s products are chicken-based with the remaining ~10% consisting of pork and beef. AQF primarily produces breaded chicken products including tenders, breasts and bites for long-standing customer contracts with national chains (69% of LTM revenue), foodservice distributors (25% of revenue) and retail establishments (5% of revenue).

Allen Edmonds Corporation	Allen Edmonds Corporation, founded in 1922 and headquartered in Port Washington, WI, manufactures men’s footwear, apparel and accessories that are distributed throughout the United States and internationally.

Alora Pharmaceuticals LLC	Alora Pharmaceuticals LLC (“Alora”) holds the financial interests of its subsidiaries that develop and manufacture pharmaceuticals, including prenatal vitamins, neutraceuticals, dermatologics and gastroenterologics. Alora’s primary subsidiaries from which it operates its business and generates revenue consist of Acella Pharmaceuticals, LLC (“Acella”) and Avion Pharmaceuticals, LLC (“Avion”). Acella develops and markets a broad portfolio of non-branded generic pharmaceutical and other products in the areas of dermatology, women’s health, pediatrics and other applications. Avion serves as a specialty pharmaceutical company that develops and markets a growing portfolio of innovative branded pharmaceutical and dietary supplement products in the women’s health and dermatology areas.

AM3 Pinnacle Corporation	AM3 Pinnacle Corporation (D/B/A “Access Media 3, Inc.”, or the “Company”) headquartered in Oak Brook, IL, is a rapidly growing triple-play provider of digital satellite television, high speed internet and voice services to the residential multi-dwelling unit (“MDU”) market in the United States and is one of the largest private cable operators in the country. The Company provides services to residential MDUs in 20 different markets across the United States via single-play, double-play and triple-play service options.

Amerit Fleet Services, Inc.	Amerit Fleet Services, Inc. (the “Company”) is the largest exclusive provider of fleet service maintenance services in the U.S. to Fortune 20 clients. Based in Walnut Creek, CA, the Company has 1,300 employees and operates 470 garages throughout the U.S. The Company is the exclusive provider of fleet services to three of the top seven vehicle fleets in the U.S. and has secured long-term contracts with AT&T, Verizon and Pepsi that involve high customer switching costs.

AmveStar Holdings, LLC	AmveStar Holdings, LLC (“AmveStar” or the “Company”) is a leading real estate private equity firm headquartered in Atlantic Beach, Florida, with offices in Atlanta, Georgia and Charlotte, North Carolina. AmveStar is focused on distressed multifamily assets primarily located in the Southeastern region of the United States.

ARBOC Specialty Vehicles LLC	ARBOC Specialty Vehicles LLC, (“ARBOC”, or the “Company”) based in Middlebury, IN with 110 non-union employees, is a leading provider of low-floor technology solutions for the small and mid-size passenger vehicle market in North America. ARBOC produces buses that are designed with proprietary, patented technology that provide customers with an Americans with Disabilities Act compliant solution that offers a continuous low-floor entry and exit with no steps or need for a wheelchair lift. The Company sells through a national network of over 20 dealers that cover all 50 states and Canada.

Aurora Flight Sciences Corporation	Aurora Flight Sciences Corporation designs and manufactures unmanned aircraft systems and components for use in research, defense and homeland security.

Autosplice, Inc.	Founded in 1954 and headquartered in San Diego, CA, Autosplice, Inc. (the “Company”) is a leading global supplier of highly engineered, mission-critical electrical interconnectors to OEMs and Tier 1 suppliers. The Company serves a wide variety of end-markets, providing the automotive, industrial, telecommunications, medical, transportation, consumer, and other applications. The Company utilizes its vertically integrated operations and global presence to offer significant volumes of highly customized, program-specific consumable interconnector components as well as assemblies.

Bay Delta Maritime LLC	Bay Delta Maritime LLC (the “Company”) is a leading provider of required and regulated tugboat services in the San Francisco Bay. The Company provides ship escorts, assists and towing services to petroleum tankers and other vessels. Container ships and oil tankers are required by maritime law to utilize the Company’s services in the San Francisco Bay, thus creating a strong base of demand.

Be Green Manufacturing and Distribution Centers LLC	Founded in 2007, Be Green Manufacturing and Distribution Centers LLC designs and manufactures sustainable, tree-free, molded fiber products and packaging for the foodservice and consumer packaged goods end markets.

Brantley Transportation LLC	Brantley Transportation LLC, (“Brantley”, or the “Company”) based in Monahans, Texas, was founded more than 50 years ago and is a leading provider of mission-critical transportation services to energy producers and drilling companies in the upstream and midstream energy markets. Brantley leverages an available fleet of thirty-six trucks, fifty-two trailers, cranes and related specialized heavy equipment to provide its customers with customized services involving drilling rig transportation and field services, which includes the disassembly, transportation, and reassembly of drilling rigs and related equipment as well as production services.

California Products Corporation	Headquartered in Andover, MA, California Products Corporation (the “Company”) engages in the manufacture and sale of high quality paints and coatings, sport surfaces, and environmental remediation and containment systems. The Company’s recreational products division is a leading supplier of coatings for tennis court and other sports surfaces.

Calloway Laboratories, Inc.	Calloway Laboratories, Inc. (the “Company”) is a leading clinical toxicology laboratory specializing in urine drug testing for pain care patients and substance abuse centers in the U.S. Founded in 2003 and based in Woburn, MA, the Company employs over 500 people nationally and annually processes over 500,000 urine samples from over 1,000 clients. The Company has distinguished itself as a specialty provider in the lab toxicology sector given its “high-touch” service model which features the efforts of 200 trained field service representatives that assist in sample collection and processing.

ContMid, Inc.	ContMid, Inc. (the “Company”) is a leading manufacturer and distributor of highly engineered metal fasteners, cold formed parts, stampings and assemblies to the automotive and industrials markets.

ConvergeOne Holdings Corporation	ConvergeOne Holdings Corporation is a leading independent provider of innovative communications solutions and managed services to large and medium sized enterprises globally.

Cornerstone Research & Development, Inc.	Cornerstone Research & Development, Inc., (the “Company”) is a market-leading, North American producer of critical intermediate and specialty chemicals including AN and melamine, which are marketed globally, and is a leading producer of sulfuric acid for the merchant market in the Gulf of Mexico region. The Company is the sole producer of melamine in North America and one of only two AN merchant producers in North America.

CP OPCO LLC	CP OPCO LLC (“Classic Party Rentals”, or “Classic”) founded in 1978 and headquartered in Inglewood, CA, is the #1 event rental solutions provider in the United States. Classic offers its customers a complete solution, pairing a broad portfolio of event rental products and temporary structures with value-added event services.

Crow Precision Components LLC	Crow Precision Components, LLC is a Fort Worth, TX based forger of aluminum and steel used for mission critical aircraft components, among other end markets.

Cymax Stores, Inc.	Cymax Stores, Inc., (“Cymax”) headquartered in Vancouver, Canada, operates as an online retailer of furniture, home appliances, accessories and small electronic items. Cymax operates ~10 domains and 150 active micro -sites across these categories with 100+ blue-chip vendor relationships, 100+ brands and 26,000+ SKUs.

Dispensing Dynamics International	Dispensing Dynamics International (“Dispensing Dynamics”, or the “Company”) is a leading designer and manufacturer of paper towel, bath tissue, soap and odor dispensing systems utilized in commercial “Away-From-Home" washroom settings. Dispensing Dynamics boasts a broad product portfolio which consists of over 4,500 SKUs across the paper OEM, foodservice equipment, and janitorial/sanitation supplies and accessories markets. The Company's products are primarily located in high-traffic AFH washrooms found in airports, stadiums, office buildings, restaurants, schools and universities, and general retail environments.

DLR Restaurants LLC	DLR Restaurants LLC (d/b/a “Dick’s Last Resort”, “DLR”, or the “Company”), headquartered in Nashville, TN, operates 10 company owned restaurants and earns a licensing fee on three licensed restaurants located throughout the United States. Dick’s Last Resort has developed an identifiable brand for its unique casual dining restaurant concept that targets tourists and business travelers in high foot traffic locations. DLR was established in 1985 and opened its first restaurant in Dallas, TX. The Company competes in the “concept” niche within casual dining with key competitors such as Margaritaville, Hooters, Senor Frogs, and Joe’s Crab Shack.

DreamFinders Homes LLC	Founded in 2009, DreamFinders Homes LLC, (the “Company”) is a residential homebuilder currently operating in the Greater Jacksonville, Florida market. The Company controls approximately 2,039 lots across 30 different communities. Approximately 15 of these communities are active with the 15 remaining communities expected to come online within the next 12-15 months.

Dynamic Energy Services International LLC	Dynamic Energy Services International LLC is a leading provider of full-service fabrication, construction and maintenance services to a broad range of worldwide markets including oil and gas, industrial and petrochemical markets.

Essex Crane Rental Corp.	Headquartered in Chicago, IL, Essex Crane Rental Corp. (“Essex”, or the “Company”) is an existing subsidiary of Essex Rental Corp. (the “Parent”) (Nasdaq: ESSX). Essex is one of the world’s largest providers of lattice-boom crawler cranes and tower, max-er and ringer attachments. The Company specializes in crane rentals, used crane sales, and other crane services. The Parent company is one of North America’s largest providers of mobile cranes (including lattice-boom crawlers, truck and rough terrain cranes), self-erecting cranes, stationary tower cranes, elevators and hoists, and other lifting equipment used in a wide array of construction projects across North America.

Exide Technologies	Exide Technologies (“Exide”, or the “Company”) is one of the world’s largest lead-acid battery companies in the world. The Company has 2 business segments: (i) Transportation batteries (62%) that include starting, lighting, and ignition batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles and (ii) Industrial Energy (38%) that supplies both motive power (57.4%) and network power (42.6%) applications. Exide operates 33 manufacturing plants, including 24 battery plants, in 11 countries located across the U.S., Europe, Australia and India.

FC Operating LLC	FC Operating LLC, founded in 1932 and headquartered in Grand Rapids, Michigan, is the leading specialty Christian retailer comprised of ~282 stores across 38 states with a significant presence in the Southeast, Midwest, California and Texas. The average store is ~5,800 square feet and is open seven days per week.

Freedom Powersports LLC	Freedom Powersports LLC (“Freedom”) is a leading powersports dealer with locations in Texas, Georgia, and Alabama. Freedom is formed in February 2013 when Trinity Private Equity Group facilitated a management-led buyout of two dealership locations and served as the initial dealership platform.

GSG Fasteners, LLC	GSG Fasteners, LLC (the “Company”) was founded in 1802 and is a longstanding key supplier of clothing fasteners to apparel manufacturers and specialty fasteners for industrial applications internationally. The Company is headquartered in Clarksville, GA, where it maintains a 300k sq. ft. manufacturing center, and currently employs 216 non-union employees.

Harrison Gypsum LLC	Harrison Gypsum LLC, (“Harrison, “Gypsum”, or the “Company”) founded in 1955, mines and processes gypsum and plaster in Oklahoma and Texas. Gypsum is a soft sulfate mineral most commonly found in layered sedimentary deposits and primarily used to create drywall as a finish in walls and ceilings. However, Harrison has successfully been able to develop and market gypsum to a diverse set of end markets, including building products, oil and gas, infrastructure, food/pharmaceuticals, in addition to other industries and associated freight, with products such as fines, filler, plaster, retarder rock, food/pharmaceutical grade gypsum and road rock.

HD Vest, Inc.	Headquartered in Irving, TX, HD Vest, Inc. (the “Company”) is a pioneer and market leader in providing training, technology, access to financial products, compliance and support services that allow tax professionals to provide independent financial solutions to retail investors. The Company was founded in 1983 by Herb D. Vest, CPA, who saw an opportunity to provide these financial planning services through tax and accounting professional networks as a result of his own tax clients’ inability to find quality resources that adequately met their financial needs.

Help/Systems LLC	Help/Systems LLC (“Help/Systems”, or the “Company”) is a leading provider of system & network management, business intelligence and security & compliance solutions. Help/Systems’ software solutions allow customers to manage their information technology infrastructure more efficiently by increasing automation, reducing costs, providing security and permitting the analysis of an ever-growing base of data collected and managed by its customers. The Company’s “click and play” software can be demonstrated and purchased online and quickly installed and integrated by the customer. Once installed, Help/Systems’ software becomes a critical, embedded component of a customer’s IT infrastructure.

HGDS Acquisition LLC	HGDS Acquisition LLC (d/b/a "Footprint"), headquartered in Lisle, IL, is a provider of in-store merchandising and logistics solutions to major retailers and consumer packaged goods manufacturers. Services include Fixture Installation (56% of sales), Light Merchandising (41% of sales) and Store Remodel (3% of sales). Footprint provides these services both for retailers including, Wal-Mart, Supervalu, Dollar General and Starbucks and brand marketers, such as Philip Morris, Coca-Cola, Merck and Sony. Complementary services include product re-sets and in-store intelligence services for its clients, including the validation of display and product placement.

Ingenio LLC	Ingenio LLC (“the “Company”) (d/b/a “Earn Per Call”), founded in 1999 and based in San Francisco, CA, operates an online personal and professional advice marketplace that connects customers with a large network of independent advisors primarily through its website Keen.com. In addition, the Company also owns a suite of three related sites to host its services: ingenio.com, ether.com, and liveadvice.com.

Integra Telecom	Integra Telecom (“Integra”, or the “Company”) is a regional fiber-based local exchange carrier that provides integrated communication services across 35 metropolitan areas in 11 states of the Western U.S. Integra owns (directly or under IRU) a fiber optic network with over 8,000 route miles of fiber, consisting of 3,000 route miles of metro fiber and 5,000 route miles of long haul fiber. Within its metro network, Integra has direct fiber connection to approximately 1,847 locations.

Interface Security Systems	Interface Security Systems, founded in 1995 and based in Missouri, is a national provider of physical security and secured managed network services to primarily large, commercial multi-site customers and provides the most comprehensive IP technology-enabled managed security solution in the market. It is the only provider of bundled physical security and secured network services, giving it a complete suite of product offerings for customers.

JD Norman Industries, Inc.	JD Norman Industries, Inc., (“JD Norman”) founded in 2004 and headquartered in Addison, IL, is a manufacturer of engineered value-added metal components and systems including stampings, wire forms, machined components, coiled springs, and assemblies. Across its four North American facilities, JD Norman is deeply entrenched with its base of blue-chip OEMs, which are diversified across the automotive, heavy truck, agricultural, construction, building technology, and oil and gas end markets.

Lexmark Carpet Mills, Inc.	Lexmark Carpet Mills, Inc., (the “Company”) founded in 1993 and based in Dalton, GA, is a leading carpet manufacturer specializing in patterned broadloom carpet used in hotel rooms, hotel public space, residential uses and exposition halls in the U.S. The Company has supplied carpet to budget, mid-tier and high-end hotels for 20 years through strong relationships in the furniture, fixtures and equipment (“FF&E”) distribution channel and has the third largest market share (11%) of the $350M hospitality market.

Lighting Science Group Corporation

Headquartered in Satellite Beach, Florida, Lighting Science Group Corporation (“LSG”, or the “Company”) is one of the world’s leading light emitting diode (“LED”) lighting technology companies. LSG designs, develops and markets general illumination products that exclusively use LEDs as their light source. The Company’s broad product portfolio includes LED-based retrofit lamps (replacement bulbs) used in existing light fixtures as well as purpose-built LED-based luminaires (light fixtures).

Linc Energy Finance (USA), Inc.	Linc Energy Finance (USA), Inc. (“Linc USA”, or the “Company”) was founded in 2011 by its parent corporation Linc Energy Ltd. Linc USA was formed for the purpose of acquiring crude oil and gas producing properties in the United States. The Company is currently engaged in the production, development and exploitation of crude oil and gas in Texas, Louisiana, Wyoming and Alaska. The Company intends to expand to the Umiat region by May 2013.

Lucky Strike Entertainment LLC	Lucky Strike Entertainment, LLC, (“Lucky Strike”, or the “Company”) founded in 2003 and based out of Los Angeles, is the largest upscale bowling owner/operator in the United States. The Company owns and operates 19 bowling properties across the United States and Canada, with the average location featuring 10 to 26 bowling lanes. Lucky Strike offers an upscale entertainment venue, where bowling is complemented by quality food and beverages, and a nightlife atmosphere.

Lydell Jewelry Design Studio LLC	Founded in 1992, Lydell Jewelry Design Studio LLC, (“Lydell”) headquartered in New York, provides private label costume/fashion jewelry programs for retail chains in the United States. As opposed to high end fashion products, Lydell focuses specifically on products that wholesale for less than $10 and mostly retail for $15 to $99. Since its founding, Lydell has built an infrastructure capable of managing the entire value chain for its retail customers on a scale of almost 3,000 SKUs.

Marine Accessories Corporation	Marine Accessories Corporation, (“MAC”, or the “Company”) headquartered in Maryville, TN, was formed in 1998 to become a platform for leading niche boating accessories. The Company operates across six manufacturing or sourcing facilities in three states and Mexico. The Company operates two primary business units: Canvas Solutions, which offers a full range of mid to high end boat enclosures, and Tower Solutions, the producer of a highly engineered line of wakeboard towers, aluminum structures, and accessories. MAC was a pioneer in the wakeboard tower industry, and currently offers the leading OEM tower brand through Xtreme Tower Products.

Merchant Cash and Capital LLC	Founded in 2005, Merchant Cash and Capital LLC (the “Company”) is a specialty finance company that provides cash advances to merchants by purchasing a percentage of the merchant‘s future credit card receivables at a discount. The Company’s customers are typically small businesses that exhibit a high volume of daily sales such as restaurants, retailers, auto care establishments, doctors.

Meridian Behavioral Health LLC	Meridian Behavioral Health LLC (the “Company”) is a leading provider of high acuity chemical dependency treatments in the state of Minnesota. The Company was founded in 1988, is based in Minneapolis, MN and operates 14 behavioral treatment centers, offering both inpatient and outpatient programs. The Company provides daily treatments to approximately 140 patients in its residential programs (represents a utilization rate of over 90%), 700 patients are enrolled in its outpatient programs and ~650 patients receive treatments at its methadone clinic per day.

Miratech Intermediate Holdings, Inc.	Miratech Intermediate Holdings, Inc. (“Miratech”, or the “Company”) is a leading provider of highly specialized emissions solutions for natural gas and diesel reciprocating engines. Founded in 1992 and based in Tulsa, OK, with ~50 employees, Miratech offers catalysts, housings, and services for the power generation, natural gas and compression end markets. The Company’s highly engineered products are sold into blue chip OEM customers and engine manufacturers.

Modern VideoFilm, Inc.	Modern VideoFilm, Inc. (“MVF”, or the “Company”) is a Burbank, California based provider of content creation and content management services for the film, television and digital content industries. MVF’s primary services are content management (61% of revenue) and content creation (39% of revenue). Through these services, the Company provides various critical post-production services to large film and TV studios, including editing, formatting, color correction, mastering, restoration, encoding, digitization in connection with the delivery and distribution of feature films and television shows.

Momentum Telecom, Inc.	Founded in 2011 and headquartered in Birmingham, Alabama, Momentum Telecom, Inc. (“Momentum”) is a subsidiary of a holding company, MBS Holdings, Inc. Momentum offers residential, small business, and enterprise high speed data and voice-over-IP operational support services.

Nation Safe Drivers Holdings, Inc.	Nation Safe Drivers Holdings, Inc is a leading provider of towing and roadside assistance services as well as supplemental insurance related products.

Northstar Group Services, Inc.	Northstar Group Services, Inc., founded in 1980 and headquartered in Brea, CA, is the United States’ largest one-stop provider of demolition and environmental remediation services including demolition, asset & scrap recovery, abatement of asbestos, lead, and mold, and disaster response.

Nielsen & Bainbridge LLC	Nielsen & Bainbridge LLC is a designer, manufacturer, and provider of custom framing components and ready-made frames for independent framers and mass merchants globally.

Northstar Aerospace, Inc.	Northstar Aerospace, Inc is an independent manufacturer of flight-critical aerospace gears and power transmission systems for domestic and international military and commercial aircraft applications.

Omnivere LLC	OmniVere LLC is a fullservice eDiscovery company that serves as a true end-to-end service provider in the eDiscovery industry. Legal discovery is the full disclosure, at opposing counsel’s request, of information related to lawsuits, corporate investigations and regulatory audits. eDiscovery is the process in which electronic discovery data is sought, located, secured, and searched with the intent of using it as evidence in a civil or criminal legal case.

Prestige Industries LLC	Presitge Industries LLC (the “Company”) is the largest provider of premium commercial laundry services to the hospitality industry in the New York Tri-State area, operating a network of 3 strategically located laundry facilities. The Company offers its customers a full suite of laundry services including: (i) terry & linen, (ii) food & beverage, (iii) valet services, (iv) garment cleaning and (v) laundry management.

Prince Mineral Holdings Corp.	Prince Mineral Holding Corporation (“Prince Mineral”, or the “Company”) is a leading global value-added distributor of specialty mineral products and niche industrial additives. Prince Mineral sources, processes and distributes its products for use in brick, glass, agriculture, foundry, refractory and steel, oil and gas and coal end markets. The Company functions as a value-added processing intermediary.

RCS Capital Corporation

RCS Capital Corporation (“RCAP” “RCS” or the “Company”) (NYSE: RCAP) is a publicly-traded Delaware holding company listed on the New York Stock Exchange, formed to operate and grow financial services businesses, including independent retail investment advisory, wholesale investment product distribution, investment banking and capital markets, and investment management services. The Company’s financial services businesses focus primarily on serving “mass affluent” retail investors who have investable assets of $100,000 to $1,000,000. RCAP has particular expertise in the distribution of direct investment programs, including publicly registered non-traded real estate offerings (i.e. non-traded REITs), and providing investment banking services to this space. RCAP is also the leading distributor of direct investment programs in the United States, with a 41.2% market share measured by equity capital raised in 2013 for non-traded REITs, the largest segment of direct investment programs. In addition, the Company’s investment banking, capital markets and transaction management services platform was the second largest advisor of real estate mergers and acquisitions transactions in the United States in 2012 and 2013, as measured by total value of announced transactions according to SNL Financial.

RCS Management Corporation, Inc. / Specialized Medical Services, Inc.	RCS Management Corporation, Inc. / Specialized Medical Services, Inc. (the “Company”) and SMS Holdings, Inc., collectively services over 1,750 facilities in 40 states on a combined basis. The Company’s core products and service offerings include (i) respiratory equipment rental; (ii) oxygen delivery; (iii) sale of disposable respiratory supplies; (iv) clinical; and (v) financial and billing consulting services.

Reddy Ice Corporation	Reddy Ice Corporation (“Reddy Ice”, or the “Company”) is the largest producer and distributor of packaged ice in the U.S., with #1 or #2 market share in the majority of its footprint, which spans 34 states, including Washington DC. The Company is based in Dallas, Texas with approximately 1,500 year-round employees, they add up to 600-700 employees during peak seasonal months. Reddy Ice owns or operates 58 ice manufacturing facilities, 74 distribution centers, and approximately 3,500 Ice Factories (ISBs), with daily ice manufacturing capacity of approximately 17,000 tons.

Red Skye Wireless LLC	Red Skye Wireless LLC, (“RSW”, or the “Company”) founded in 2001 and headquartered in St. Louis, Missouri, is a leading retailer of AT&T wireless and home product services, mobile handsets and accessories with 165 locations in 12 states across the U.S. While the Company is independently owned, RSW stores have the look and feel of an AT&T corporate store, prominently displaying the logos and signage, participating in marketing campaigns, and seamlessly working with AT&T customer service and billing IT.

Response Team Holdings, LLC

Response Team Holdings, LLC (“RT1” or the “Company”), founded in 2010 and headquartered in Raleigh, NC, provides mitigation, restoration, and ancillary services to single and multi-family prospects, healthcare organizations, schools, municipalities, and commercial businesses. Mitigation services are short term clean-up projects from issues such as frozen pipes, fires, etc. which typically last one week. A typical mitigation project would be to respond to a flooded basement. The focus is on cleaning and mitigating the situation as efficiently as possible to avoid any further damage. Restoration services are usually initiated through mitigation works, customer calls, or industry referrals. A typical restoration project begins with an RT1 estimation, then a submission of scope to the insurance carrier, and if approved, RT1 moves forward with the project. An average restoration project lasts 75 days and payment is usually received within 5 to 30 days after completion. The Company primarily operates in the Southeast and Midwest with project sizes ranging from $7,500 to $10,000.

Safeworks LLC	Founded in 1947 and headquartered in Seattle, WA, Safeworks LLC is a leading manufacturer of suspended access products designed to enable customers to work safely and productively at extended heights.

Sendero Drilling Company LLC	Founded in 2010 as a wholly owned subsidiary of Pioneer Natural Resources, Sendero Drilling Company LLC is a land drilling contractor headquartered in San Angelo, Texas.

Seotowncenter, Inc.	Founded in 2009 and based in Lehi, UT, Seotowncenter, Inc. is a tech-enabled business services company that delivers white label search engine optimization and local search and digital campaign fulfillment to the small and midsize business market.

Stancor, Inc.	Founded in 1985 and based Monroe, CT, Stancor, Inc. is a leading designer and manufacturer of electric submersible pumps, control, accessories, and parts.

T.Residential Holdings LLC	T. Residential Holdings LLC is a carve-out of Transcontinental Realty Investors and currently owns a portfolio of 23 high-quality, class A multifamily properties concentrated in the southern United States. The 23 high-quality properties are comprised of 4,530 units and ~4.0M sq. ft.

Taylored Freight Services LLC	Taylored Freight Services LLC , (“Taylored”, or the “Company”) based in Los Angeles and founded in 1992, is a port-based, third-party logistics provider that specializes in warehousing, fulfillment, transportation and related value-added services to support the global supply chains of manufacturers and importers of apparel, accessories, toys and sporting goods. The Company manages six leased facilities near the Long Beach, CA, and New York, NY ports, totaling over 1.3M square feet. Taylored operates with ~70 non-union employees and provides services relating to inventorying merchandise including receiving, quality control and inspection, inventory management and control.

Tempel Steel Company	Tempel Steel Company (the “Company”) is one of the world’s largest independent manufacturers of magnetic steel laminations used in the production of motors and transformers. The Company has manufacturing operations in the U.S., Mexico, China and India, a distribution and steel services center in Canada and distribution centers in Pennsylvania and California.

Tenere Acquisition Corp.	Tenere Acquisition Corp., (“Tenere”, or the “Company”) located in Dresser, WI, is a sophisticated, full-service, designer and fabricator of complex engineered metal and plastic parts and assemblies. Founded in 1994, Tenere provides customers with highly desired, full-service solutions that start with the product concept and progress through rapid prototyping, process design, cost reduction design, commercial production with both soft tooling and hard tooling and assembly. Tenere manufactures enclosures and electromechanical assemblies for a variety of large Fortune 500 OEMs and contract manufacturers in the enterprise computing, network routers/communications, aerospace/military, medical and industrial end markets.

The Plastics Group Acquisition Corp.	Founded in 1997 and based in Willowbrook, IL, The Plastics Group Acquisition Corp. (“TPG”, or the “Company”) is a leading, full-service manufacturer of blow molded plastic components and systems for a targeted set of growing applications and end markets. The Company operates two complementary businesses: a custom business serving original equipment manufacturer customers and a proprietary line of consumer products sold through retailers and distributors. TPG is the fourth largest independent custom blow molder in North America and differentiates itself with its large drop molding capabilities, materials knowledge, and engineering and technical expertise.

Transtelco, Inc.	Transtelco, Inc. (the “Company”) provides data and voice telecom services over its wholly-owned high capacity network spanning approximately 6,000 route miles and over 238,000 fiber miles reaching 18 metro markets, connecting to 1,755 on-net locations. The Company provides (i) Dedicated Internet Protocol Access, (ii) Transport Services, (iii) Colocation, (iv) Spectrum Leasing, and (v) Voice Services under multi-year contracts to large carrier and enterprise customers in the U.S. and Mexico such as 3M, CenturyLink, Emerson, Foxconn, General Transmissions, Google, Hewlett-Packard, Lear Corporation, Level 3, Tyco and Verizon.

United Road Towing, Inc.	United Road Towing, Inc. (the “Company”) is the largest integrated towing company in the United States. The Company provides a complete range of towing, vehicle storage and vehicle auction services through a network of 53 operating locations across 9 states.

Untangle, Inc.	Untangle, Inc. (“UT”, or the “Company”) is a provider of network security software and services for small to medium businesses as well as K-12 and community college educational platforms. Based in Sunnyvale, CA, the Company employs 40 people and services over 50,000 accounts representing over two million people. UT's products are focused on multi-function firewall and Internet management solutions designed to meet the network policy demands of organizations of various sizes.

Velocity Pooling Vehicle LLC	Velocity Pooling Vehicle LLC, comprised of Motorsport Aftermarket Group (“MAG”) and Tucker Rocky compete in the $3.1B parts and accessories sub segment of the larger $12.7B U.S. motorcycle market. MAG is a leading manufacturer and is comprised of a group of highly recognizable brands serving nearly all product categories in the powersports aftermarket industry, including both on-road and off-road segments. Tucker Rocky is a leading distributor of proprietary and sourced brands to a variety of dealers and retailers.

Water Capital USA, Inc.	Water Capital USA, Inc. (“Water Capital”) operates a capital equipment leasing and a receivables financing business. Water Capital originates and monetizes portfolios of equipment leases and servicing receivables from creditworthy businesses.

Wheels Up Partners LLC

Wheels Up Partners, LLC is the first membership based private aviation club. Founded in 2013 by former CEO of Marquis Jets, Kenny Dichter, the Company charges members a one time initiation fee with annual dues thereafter. Members are granted access to a closed fleet of newly redesigned King Air 350i turboprop aircrafts, with no upfront block purchase or minimum flying required.

Window Products, Inc.	Window Products, Inc. (the “Company”) founded in 1989, is a leading vinyl window manufacturer in the Pacific Northwest of the U.S. with a focus on the Washington and Oregon markets. The Company’s products primarily consist of vinyl windows sold through a diverse network of over 1,500 window dealers which in turn sell to builders and contractors.

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

For the year ended September 30, 2014, the Company incurred base management fees to MCC Advisors of $17.7 million and $18.7 million in incentive fees related to pre-incentive fee net investment income.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive Fee Net Investment Income

(Expressed as a Percentage of the Value of Net Assets)

Examples of Quarterly Incentive Fee Calculation

Example 1:  Income Related Portion of Incentive Fee:

Assumptions

Hurdle rate (1) = 2.0%

Management fee (2) = 0.44%

Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.20%

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

Annual Board Approval of the Investment Management Agreement

Our board of directors held an in-person meeting on December 3, 2014, in order to consider the annual approval and continuation of our investment management agreement. In its consideration of the investment management agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser, MCC Advisors; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our projected operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to MCC Advisors from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment management agreement; (f) the organizational capability and financial condition of MCC Advisors and its affiliates; and (g) various other factors.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the investment management agreement as being in the best interests of our stockholders. Specifically the board of directors approved the extension of the investment management agreement for a period of one year beginning on January 19, 2015.

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

The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting SBIC LP to borrow up to $150 million (the maximum amount of SBA-guaranteed debentures an SBIC may currently have outstanding once certain conditions have been met) more than we would otherwise be able to absent the receipt of this exemptive relief. As a result, we would, in effect, be permitted to have a lower asset coverage ratio than the 200% asset coverage ratio limitation under the 1940 Act. For example, we would be able to borrow up to $150 million more than the approximately $575.7 million permitted under the asset coverage ratio limit as of September 30, 2014. For additional information on SBA regulations that will affect our access to SBA-guaranteed debentures, see ‘‘Risk Factors —Risks Relating to Our Business. Our SBIC subsidiary is subject to SBA regulations, and any failure to comply with SBA regulations could have an adverse effect on our operations.’’ SBA regulations currently limit the amount that the SBIC LP may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.

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

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to:

Chief Compliance Officer

Medley Capital Corporation

375 Park Avenue, 33rd Floor

New York, NY 10152

Other

Under the 1940 Act, we are not generally able to issue and sell our common stock at a price below NAV per share. We may, however, issue and sell our common stock, at a price below the current NAV of the common stock, or issue and sell warrants, options or rights to acquire such common stock, at a price below the current NAV of the common stock if our board of directors determines that such sale is in our best interest and in the best interests of our stockholders, and our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities. However, we currently do not have the requisite stockholder approval, nor do we have any current plans to seek stockholder approval, to sell or issue shares of our common stock at a price below NAV per share.

In addition, at our 2012 Annual Meeting of Stockholders we received approval from our stockholders to authorize us, with the approval of our board of directors, to issue securities to, subscribe to, convert to, or purchase shares of the Company’s common stock in one or more offerings, subject to certain conditions as set forth in the proxy statement. Such authorization has no expiration.

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

Difficult market and political conditions may adversely affect our business in many ways, including by reducing the value or hampering the performance of the investments made by our funds, each of which could materially and adversely affect our business, results of operations and financial condition.

Our business is materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our investors, the possibility of changes to tax laws in either the United States or any non-U.S. jurisdiction and regulations on asset managers), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). These factors are outside of our control and may affect the level and volatility of asset prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these conditions. Ongoing developments in the U.S. and global financial markets following the unprecedented turmoil in the global capital markets and the financial services industry in late 2008 and early 2009 continue to illustrate that the current environment is still one of uncertainty and instability for investment management businesses. These and other conditions in the global financial markets and the global economy may result in adverse consequences for our funds and their respective investee companies, which could restrict such funds’ investment activities and impede such funds’ ability to effectively achieve their investment objectives. In addition, because the fees we earn under our investment management agreements are based in part on the market value of our assets under management and in part on investment performance, if any of these factors cause a decline in our assets under management or result in non-performance of loans by investee companies, it would result in lower fees earned, which could in turn materially and adversely affect our business and results of operations.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Although U.S. lawmakers passed legislation in February of 2014 to raise the federal debt ceiling through March of 2015, and Standard & Poor’s Ratings Services affirmed its 'AA+' long-term sovereign credit rating on the United States and revised the outlook on the long-term rating from negative to stable in June of 2013, U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe continue to present the possibility of a credit-rating downgrade, economic slowdowns, or a recession for the United States. The impact of any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments, along with any further European sovereign debt issues, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

In February of 2014, U.S. lawmakers passed legislation to raise the federal debt ceiling through March of 2015. However, if legislation increasing the debt ceiling is not enacted beyond March of 2015 and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit to the extent necessary would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations. If the U.S. Government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution (currently March 2015), another federal government shutdown may result. Such a failure or the perceived risk of such a failure, consequently, could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

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

We have borrowed funds, including through the issuance of $40.0 million and $63.5 million in aggregate principal amount of 7.125% unsecured notes due March 30, 2019 and 6.125% unsecured notes due March 30, 2023 (collectively the “Notes”), through draws from our Revolving Credit Facility, Term Loan Facility and SBA-guaranteed debentures to leverage our capital structure, which is generally considered a speculative investment technique. As of September 30, 2014, our Term Loan Facility and Revolving Credit Facility had outstanding balances of $171.5 million and $146.5 million, respectively, and we had $100.0 million SBA-guaranteed debentures outstanding. As a result:

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

A substantial portion of our portfolio investments will be recorded at fair value as determined in good faith by or under the direction of our board of directors and, as a result, there may be uncertainty regarding the value of our portfolio investments.

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

We may, however, co-invest with our investment adviser and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our investment adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with our investment adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and MCC Advisors’ allocation policy. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by MCC Advisors and approved by our board of directors, including our independent directors. The allocation policy further provides that allocations among us and these other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by the Adviser. It is our policy to base our determinations as to the amount of capital available for investment based on such factors as the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR, and there are ongoing investigations by regulators and governmental authorities in various jurisdictions. Following a review of LIBOR conducted at the request of the U.K. government, on September 28, 2012, recommendations for reforming the setting and governing of LIBOR were released, which are referred to as the Wheatley Review. The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including the introduction of S-5 statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the BBA to an independent administrator, changes to the method of the compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate-setting and a reduction in the number of currencies and tenors for which LIBOR is published. Based on the Wheatley Review and on a subsequent public and governmental consultation process, on March 25, 2013, the U.K. Financial Services Authority published final rules for the U.K. Financial Conduct Authority’s regulation and supervision of LIBOR, which are referred to as the FCA Rules. In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. The FCA Rules took effect on April 2, 2013, and in early 2014 the NYSE Euronext replaced the BBA as Libor’s administrator. It is uncertain what additional regulatory changes or what changes, if any, in the method of determining LIBOR may be required or made by the U.K. government or other governmental or regulatory authorities. Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

MCC Advisors’ senior management team is comprised of members of the senior management team for Medley LLC, and they manage other investment funds. They may also be required to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow our rate of investment. Any failure to manage our business effectively could have a material adverse effect on our business, financial condition and results of operations.

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

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $225.0 million. Moreover, an SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of September 30, 2014, our SBIC subsidiary had $100.0 million in SBA-guaranteed debentures outstanding. If we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital is likely to increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

We depend on our investment management team, or the Investment Team, which is provided by MCC Advisors, for the identification, final selection, structuring, closing and monitoring of our investments. Our Investment Team is integral to our asset management activities and has critical industry experience and relationships that we will rely on to implement our business plan. Our future success depends on our Investment Team’s continued service to MCC Advisors. The departure of any of the members of MCC Advisors’ Investment Team could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. In addition, we can offer no assurance that MCC Advisors will remain our investment adviser or our administrator.

Our investment adviser may not be able to achieve the same or similar returns as those achieved by our senior management and Investment Team while they were employed at prior positions.

The track record and achievements of the senior management and Investment Team of MCC Advisors are not necessarily indicative of future results that will be achieved by our investment adviser. As a result, our investment adviser may not be able to achieve the same or similar returns as those achieved by our senior management and Investment Team while they were employed at prior positions.

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

There may be times when MCC Advisors, its senior management and Investment Team, and members of its Investment Committee have interests that differ from those of our stockholders, giving rise to a conflict of interest. In particular, certain private investment funds managed by the senior members of MCC Advisors hold controlling or minority equity interests, or have the right to acquire such equity interests, in some of our portfolio companies. As a result, the senior members of MCC Advisors may face conflicts of interests in connection with making business decisions for these portfolio companies to the extent that such decisions affect the debt and equity holders in these portfolio companies differently. In addition, the senior members of MCC Advisors may face conflicts of interests in connection with making investment or other decisions, including granting loan waivers or concessions on our behalf with respect to these portfolio companies given that they also manage private investment funds that hold the equity interests in these portfolio companies.

There may be conflicts related to obligations MCC Advisors’ senior management and Investment Team and members of its Investment Committee have to other clients.

The members of the senior management and Investment Teams and the Investment Committee of MCC Advisors serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by MCC Advisors or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. For example, the personnel that comprises MCC Advisor’ Investment Team, have management responsibilities for other investment funds, accounts or other investment vehicles managed by affiliates of MCC Advisors.

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

As of September 30, 2014, our Term Loan Facility and Revolving Credit Facility had outstanding balances of $171.5 million and $146.5 million, respectively, $100.0 million SBA-guaranteed debentures outstanding and we had $103.5 million of outstanding Notes. The Facilities and the Notes require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2014 was 4.5% (exclusive of deferred financing costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2014 total assets of at least 1.3%. If we are unable to meet the financial obligations under the Facilities, the lenders under the Facilities will have a superior to claim to our assets over our stockholders. If we are unable to meet the financial obligations under the Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on the outstanding Notes to be due and payable immediately.

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

Assumed Return on Our Portfolio (1)

(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(21.4)%	(12.3)%	(3.2)%	(5.9)%	(14.9)%

(1)	Assumes $1,324 million in total assets, $521.5 million in debt outstanding, $729.9 million in net assets, and a weighted average interest rate of 4.5%. Actual interest payments may be different.

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

A substantial portion of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, our board of directors will determine the fair value of these securities in good faith pursuant to our valuation policy. In connection with that determination, investment professionals from MCC Advisors prepare portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, certain members of our board of directors, including Brook Taube, Seth Taube and Jeff Tonkel have a pecuniary interest in MCC Advisors. The participation of MCC Advisors’ investment professionals in our valuation process, and the pecuniary interest in MCC Advisors by certain members of our board of directors, could result in a conflict of interest as the management fee that we will pay MCC Advisors is based on our gross assets.

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

We may be considered affiliates with respect to certain of our portfolio companies, as discussed under “Investments and Portfolio Companies”. Certain private funds advised by the senior members of MCC Advisors also hold interests in these portfolio companies and as such these interests may be considered a joint enterprise under applicable regulations. To the extent that our interests in these portfolio companies may need to be restructured in the future or to the extent that we choose to exit certain of these transactions, our ability to do so will be limited.

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

We invest primarily in senior secured first lien loans and senior secured second lien loans issued by private middle-market companies.

Senior Secured Loans There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Equity Investments When we invest in senior secured first lien loans or senior secured second lien loans, we may receive warrants or other equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. The warrants or equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrants or equity interests, and any gains that we do realize on the disposition of any warrants or equity interests may not be sufficient to offset any other losses we experience.

In addition, investing in private middle-market companies involves a number of significant risks. See “Our investments in private middle-market portfolio companies may be risky, and you could lose all or part of your investment” below.

Our investments in private middle-market portfolio companies may be risky, and you could lose all or part of your investment.

Investments in private middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and we are required to rely on the ability of MCC Advisors’ Investment Team to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Private middle-market companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, private middle-market companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Private middle-market companies also generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and MCC Advisors may, in the ordinary course of business, be named as defendants in litigation arising from our investments in these types of companies.

We intend to invest primarily in secured debt issued by our portfolio companies. In the case of our senior secured first lien loans, the portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with the debt securities in which we invest. With respect to our senior secured second lien loans, the portfolio companies usually have, or may be permitted to incur, other debt that ranks above or equally with the debt securities in which we invest. In the case of debt ranking above the senior secured second lien loans in which we invest, we would be subordinate to such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company and therefore the holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

While we currently do not have the requisite stockholder approval to sell shares of our common stock at a price or prices below our then current net asset value per share, we may seek such approval in the future. In addition, at our 2012 Annual Meeting of Stockholders, we received approval from our stockholders to authorize the Company, with the approval of our board of directors, to issue securities to, subscribe to, convert to, or purchase shares of the Company’s common stock in one or more offerings, subject to certain conditions as set forth in the proxy statement. Such authorization has no expiration.

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

The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2014, there was $171.5 million outstanding under our Term Loan Facility, $146.5 million outstanding under our Revolving Facility and $100.0 million SBA-guaranteed debentures outstanding. The indebtedness under the Facilities and the SBA-guaranteed debentures are effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

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

Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 375 Park Avenue, 33 rd Floor, New York, NY 10152. Our administrator furnishes us office space and we reimburse it for such costs on an allocated basis.

Item 3.	Legal Proceedings

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. Except as described below, we are not currently party to any material legal proceedings.

On July 25, 2014, Fourth Third LLC instituted a foreclosure proceeding in the Superior Court of the State of California for the County of Monterey against Security National Guaranty, Inc. (the “borrower”), Tanam Corp. and Abbat Corp. (collectively, the “junior lienholders”) seeking to enforce a loan agreement following a default by the borrower. MOF I holds 100% of the economic interest in the loan through participation agreements with Fourth Third LLC, which is the lender of record with respect to the loan. On September 2, 2014, the borrower and junior lienholders filed a counterclaim in the United States District Court for the Northern District of California naming Fourth Third LLC and Medley Capital. The counterclaim seeks to enjoin enforcement actions with respect to the loan and to collect significant compensatory and punitive damages, including lost profits, based on an alleged breach of a commitment to accept a discounted payoff in full satisfaction of the loan.  We intend to defend the counterclaim vigorously.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is currently traded on the New York Stock Exchange under the symbol “MCC”. The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a percentage of net asset value, or NAV, and the dividends per share declared by us for each fiscal quarter for the years ended September 30, 2013 and 2014.

				Premium/ Discount	Premium/ Discount
		Closing Sales Price		of High Sales Price	of Low Sales Price	Declared
Period	NAV (1)	High	Low	to NAV (2)	to NAV (2)	Dividends (3)
Fiscal year ended September 30, 2013

First quarter	$12.69	$14.62	$12.99	115.21%	102.36%	$0.36
Second quarter	$12.73	$16.15	$14.46	126.87%	113.59%	$0.36
Third quarter	$12.65	$15.65	$13.06	123.72%	103.24%	$0.37
Fourth quarter	$12.70	$14.65	$13.04	115.35%	102.68%	$0.37

Fiscal year ended September 30, 2014

First quarter	$12.68	$14.64	$13.38	115.46%	105.52%	$0.37
Second quarter	$12.69	$14.72	$13.41	116.00%	105.67%	$0.37
Third quarter	$12.65	$13.83	$12.30	109.33%	97.23%	$0.37
Fourth quarter	$12.43	$13.29	$11.78	106.92%	94.77%	$0.37

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

The last reported price for our common stock on December 8, 2014 was $10.29 per share. As of September 30, 2014, we had 15 stockholders of record.

Sales of Unregistered Securities

During the year ended September 30, 2014, we issued 159,102 shares of common stock under our dividend reinvestment plan. These issuances were not subject to the registration requirements under the Securities Act. The aggregate value of the shares of common stock issued under our dividend reinvestment plan during the fiscal year 2014 was approximately $2.0 million.

Other than shares issued under our dividend reinvestment plan during the year ended September 30, 2014, we did not sell any unregistered equity securities and we did not repurchase any of our equity securities.

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

Dividends Declared

Record Dates	Payment Dates	Per Share
Fiscal year ended September 30, 2011
June 1, 2011	June 15, 2011	$0.16
September 1, 2011	September 15, 2011	$0.21
Total		$0.37

Fiscal year ended September 30, 2012
December 15, 2011	December 30, 2011	$0.25
February 24, 2012	March 15, 2012	$0.28
May 25, 2012	June 15, 2012	$0.31
August 24, 2012	September 14, 2012	$0.36
Total		$1.20

Fiscal year ended September 30, 2013
November 23, 2012	December 14, 2012	$0.36
February 27, 2013	March 15, 2013	$0.36
May 27, 2013	June 14, 2013	$0.36
August 23, 2013	September 13, 2013	$0.37
Total		$1.45

Fiscal year ended September 30, 2014
November 22, 2013	December 13, 2013	$0.37
February 26, 2014	March 14, 2014	$0.37
May 28, 2014	June 13, 2014	$0.37
August 27, 2014	September 12, 2014	$0.37
Total		$1.48

Subsequent to September 30, 2014, our board of directors declared a quarterly dividend of $0.37 per share payable on December 12, 2014, to stockholders of record at the close of business on November 26, 2014.

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

Stock Performance Graph

This graph compares the stockholder return on our common stock from January 20, 2011 (IPO) to September 30, 2014 with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index. This graph assumes that on January 20, 2011, $100 was invested in our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

We have derived the selected financial data below from our audited consolidated financial statements for the fiscal years ended September 30, 2014, 2013 and 2012 which have been audited by Ernst & Young LLP, our independent registered public accounting firm.

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

	For the years ended September 30
	2014	2013	2012	2011
Statement of Operations data:
Total investment income	$139,390	$88,991	$44,520	$14,569
Base management fee, net	17,684	10,918	5,480	1,610
Incentive fee	18,667	11,600	5,886	714
All other expenses	28,371	20,074	9,644	2,616
Net investment income	74,668	46,399	23,510	9,629
Unrealized appreciation/(depreciation) on investments	(21,274)	(7,242)	(1,062)	(150)
Provision for taxes on unrealized gain/(loss) on investments	(1,592)	-	-	-
Realized gain/(loss) on investments	356	261	(44)	55
Net increase in net assets resulting from operations	52,158	39,418	22,404	9,534
Per share data:
Net asset value per common share at year end	$12.43	$12.70	$12.52	$12.57
Market price at year end	11.81	13.79	14.07	10.08
Net investment income	1.58	1.53	1.31	0.56
Net realized and unrealized loss on investments	(0.45)	(0.23)	(0.06)	(0.01)
Provision for taxes or unrealized gain/(loss) on investments	(0.03)	-	-	-
Net increase in net assets resulting from operations	1.10	1.30	1.25	0.55
Dividends paid	1.48	1.45	1.20	0.37
Balance Sheet data at year end:
Total investments at fair value	$1,245,538	$749,237	$401,949	$199,206
Cash and cash equivalents	36,731	8,558	4,894	17,202
Other assets	41,877	18,598	8,928	3,721
Total assets	1,324,146	776,393	415,771	220,129
Total liabilities	594,289	266,559	126,432	2,476
Total net assets	729,857	509,834	289,339	217,653
Other data:
Weighted average annual yield on debt investments (1)	12.6%	13.8%	14.3%	14.5%
Number of investments at year end	79	57	38	18

(1)	The weighted average yield is based upon original cost on our debt investments.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-K.

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to Medley Capital Corporation.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-K constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-K involve risks and uncertainties, including statements as to:

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” and elsewhere in this quarterly report on Form 10-K.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, with certain limited exceptions. To maintain our RIC status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under subchapter M for U.S. federal income tax purposes, we must timely distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

 Portfolio and Investment Activity

As of September 30, 2014, our portfolio consisted of investments in 79 portfolio companies with a fair value of approximately $1,245.5 million. During the year ended September 30, 2014, we invested $751.0 million in 43 new portfolio companies and $83.1 million in 10 existing portfolio companies, and we had $329.4 million in aggregate amount of exits and repayments, resulting in net investments of $504.7 million for the year.

As of September 30, 2013, our portfolio consisted of investments in 57 portfolio companies with a fair value of approximately $749.2 million. During the year ended September 30, 2013, we invested $420.9 million in 32 new portfolio companies and $62.2 million in 14 existing portfolio companies, and we had $139.8 million in aggregate amount of exits and repayments, resulting in net investments of $343.3 million for the year.

As of September 30, 2014, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $16.1 million and $15.8 million, and $40.0 million and $40.0 million, respectively.

As of September 30, 2013, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $13.3 million and $13.1 million, and $25.5 million and $25.3 million, respectively.

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2014 (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$776,904	60.9%	$747,740	60.0%
Senior Secured Second Lien Term Loans	359,835	28.2	359,209	28.8
Senior Secured Notes	60,482	4.8	56,121	4.5
Unsecured Debt	38,185	3.0	38,186	3.1
Equity/Warrants	39,859	3.1	44,282	3.6
Total	$1,275,265	100.0%	$1,245,538	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2013 (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$418,109	55.2%	$408,802	54.5%
Senior Secured Second Lien Term Loans	253,210	33.4	251,963	33.6
Senior Secured Notes	84,125	11.1	85,262	11.4
Unsecured Debt	255	0.1	255	0.1
Equity/Warrants	1,991	0.2	2,955	0.4
Total	$757,690	100.0%	$749,237	100.0%

As of September 30, 2014, the weighted average loan to value ratio (“LTV”) of our portfolio investments based upon fair market value was approximately 57.4%. We believe that the LTV ratio for a portfolio investment is a useful indicator of the riskiness of the portfolio investment, or its likelihood of default. As part of our investment strategy, we seek to structure transactions with downside protection and seek LTVs of lower than 65%. We regularly evaluate the LTV of our portfolio investments and believe that LTV is a useful indicator for management.

As of September 30, 2014, our income-bearing investment portfolio, which represented nearly 95.2% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 12.6%, and 74.0% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 26.0% bore interest at fixed rates.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2014 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$64,873	5.2%
2	1,121,981	90.1
3	18,347	1.5
4	-	-
5	40,337	3.2
Total	$1,245,538	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2013 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$37,618	5.0%
2	650,130	86.8
3	49,396	6.6
4	8,003	1.1
5	4,090	0.5
Total	$749,237	100.0%

Results of Operations

Operating results for the years ended September 30, 2014, 2013 and 2012 are as follows (dollars in thousands):

	For the years ended September 30
	2014	2013	2012

Total investment income	$139,390	$88,991	$44,520
Total expenses, net	64,722	42,592	20,974
Net investment income before excise taxes	74,668	46,399	23,546
Income tax provision and excise tax expense	-	-	(36)
Net investment income	74,668	46,399	23,510
Net realized gains (losses)	356	261	(44)
Net unrealized gains (losses)	(21,274)	(7,242)	(1,062)
Provision for deferred taxes on unrealized gains/(loss) on investments	(1,592)	-	-
Net increase in net assets resulting from operations	$52,158	$39,418	$22,404

Investment Income

For the year ended September 30, 2014, investment income totaled $139.4 million, of which $110.3 million was attributable to portfolio interest and $29.1 million to other fee income. For the year ended September 30, 2013, investment income totaled $89.0 million, of which $73.2 million was attributable to portfolio interest and $15.8 million to other fee income. For the year ended September 30, 2012, investment income totaled $44.5 million, of which $38.3 million was attributable to portfolio interest and $6.2 million to other fee income.

Operating Expenses

Operating expenses for the years ended September 30, 2014, 2013 and 2012 are as follows (dollars in thousands):):

	For the years ended September 30
	2014	2013	2012
	($ in thousands)
Base management fees	$17,684	$10,918	$5,521
Incentive fees	18,667	11,600	5,886
Interest and financing expenses	20,133	13,448	5,011
Administrator expenses	3,353	2,475	1,540
Professional fees	2,251	1,846	1,600
Directors fees	551	461	481
Insurance	570	377	465
General and administrative	1,513	1,316	511
Organizational expense	-	151	-
Expenses before management fee waiver (1)	$64,722	$42,592	$21,015

(1) For the years ended September 30, 2014 and 2013, there was no waiver of management fees.

For the year ended September 30, 2014, total operating expenses before manager expense waiver and reimbursement increased by $22.1 million, or 51.9%, compared to the year ended September 30, 2013.

For the year ended September 30, 2013, total operating expenses before manager expense waiver and reimbursement increased by $21.6 million, or 102.7%, compared to the year ended September 30, 2012.

Interest and financing expenses were higher in the year ended September 30, 2014 than the year ended September 30, 2013 as a result of increase in commitment on a four-year senior secured revolving credit facility, issuing $40.0 million in aggregate principal amount of 7.125% unsecured notes that mature on March 30, 2019 (the “2019 Notes“), an increase in commitment on a five-year senior secured term loan credit facility, issuing $63.5 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes“) and issuing SBA-guaranteed debentures.

Excluding interest and financing expenses, expenses increased for the year ended September 30, 2014 compared to the year ended September 30, 2013 due to an increase in professional fees, base management fees, incentive fees, administrative service fees and general administrative expenses. Professional fees and administrative service fees have increased due to higher legal, audit, valuation services and administrator expenses. Base management fees, which are calculated based on average gross assets, increased due to the growth in the portfolio throughout the period. The incentive fee increased as a result of the increase in pre-incentive fee net investment income.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the years ended September 30, 2014, 2013 and 2012 we recognized $0.4 million of realized gains, $0.3 million of realized gains and $44,727 of realized losses on our portfolio investments, respectively.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio. For the years ended September 30, 2014, 2013 and 2012, we had $21.3 million, $7.2 million and $1.1 million of unrealized depreciation, respectively, on portfolio investments.

Provision for Deferred Taxes on Unrealized Appreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the year ended September 30, 2014, the Company recognized a provision for deferred tax on unrealized gains of $1.6 million for consolidated subsidiaries, respectively. For the years ended September 30, 2013 and 2012, the Company did not recognize a provision for deferred tax on unrealized gain.

Changes in Net Assets from Operations

For the year ended September 30, 2014, we recorded a net increase in net assets resulting from operations of $52.2 million compared to a net increase in net assets resulting from operations of $39.4 million for the year ended September 30, 2013 and $22.4 million for the year ended September 30, 2012. The difference is attributable to an increase in total investment income offset by an increase in total operating expenses, resulting from portfolio growth and an increase in net unrealized depreciation for the year ended September 30, 2014, as compared to the years ended September 30, 2013 and 2012. Based on 47,366,892, 30,246,247 and 17,919,310 weighted average common shares outstanding for the years ended September 30, 2014, 2013 and 2012, respectively, our per share net increase in net assets resulting from operations was $1.10 for the year ended September 30, 2014 compared to a per share net increase in net assets from operations of $1.30 for the year ended September 30, 2013 and $1.25 for the year ended September 30, 2012.

Financial Condition, Liquidity and Capital Resources

As a RIC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital; including raising equity, increasing debt, and funding from operational cash flow.

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

On August 1, 2014, the Company entered into an “At-The-Market” (“ATM”) equity distribution agreement with Goldman, Sachs & Co., Barclays Capital Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, Janney Montgomery Scott LLC, Ladenburg Thalmann & Co. Inc., MLV & Co. LLC, Maxim Group LLC, National Securities Corporation and Gilford Securities Incorporated, through which the Company could sell shares of its common stock having an aggregate offering price of up to $100.0 million. During the period from August 5, 2014 to September 30, 2014, the Company sold 671,278 shares of its common stock at an average price of $12.87 per share, and raised $8.7 million in net proceeds, under the ATM Program.

On August 26, 2014, the Company completed a public offering of 5,000,000 shares of our common stock and an additional 750,000 shares of our common stock pursuant to the underwriters’ partial exercise of the over-allotment option at a public offering price of $13.02 per share, raising approximately $72.8 million in net proceeds.

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

Concurrently with the effectiveness of the Amendments, the Company closed an additional $101 million of commitments under its Revolving Credit Facility and an additional $51.5 million of commitments under its Term Loan Facility

As of September 30, 2014, total commitments under the Facilities are $517.5 million, comprised of $346 million committed to the Revolving Credit Facility and $171.5 million funded under the Term Loan Facility.

As of September 30, 2014, we had $36.7 million in cash. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our taxable income, but we may also elect to periodically spill over certain excess undistributed taxable income from one tax year into the next tax year. In addition, as a BDC, for each taxable year we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow.

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

As of September 30, 2014, SBIC LP had $50.0 million in regulatory capital and had $100.0 million SBA-guaranteed debentures outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. As of September 30, 2014, we had commitments under loan and financing agreements to fund up to $70.2 million to 13 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. As of September 30, 2013, we had commitments under loan and financing agreements to fund up to $33.1 million to 6 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments at September 30, 2014 and September 30, 2013 is shown in the table below (dollars in thousands):

	As of
	September 30, 2014	September 30, 2013
Red Skye Wireless LLC	$15,000	$15,000
Miratech Intermediate Holdings, Inc.	14,769	-
DreamFinders Homes - TLB	7,073	2,723
Sendero Drilling Company LLC	5,495	-
Merchant Cash and Capital LLC (First Lien)	5,297	-
Freedom Powersports LLC – (DDTL)	4,800	-
Nation Safe Drivers Holdings, Inc.	4,721	-
Autosplice, Inc.	3,026	-
DLR Restaurants LLC	2,500	4,177
Meridian Behavioral Health, LLC (Term Loan B)	2,500	-
Be Green Manufacturing and Distribution Centers LLC – Delayed Draw TL	2,375	-
Tenere Acquisition Corp.	2,000	2,000
Be Green Manufacturing and Distribution Centers LLC – Revolver	479	-
AM3 Pinnacle Corporation	165	-
DreamFinders Homes – TLA	-	2,500
Lydell Jewelry Design Studio LLC	-	5,928
Physicians Care Alliance LLC	-	767
Total	$70,200	$33,095

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at September 30, 2014 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Revolving Facility	$146,500	$-	$-	$146,500	$-
Term Loan Facility	171,500	-	-	171,500	-
7.125% Notes	40,000	-	-	40,000	-
6.125% Notes	63,500	-	-	-	63,500
SBA Debenture	100,000	-	-	-	100,000
Total contractual obligations	$521,500	$-	$-	$358,000	$163,500

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

Distributions

We have elected and qualified to be treated for U.S. federal income tax purposes as a RIC under subchapter M of the Code. As a RIC, in any taxable year with respect to which we timely distribute at least 90 percent of the sum of our (i) investment company taxable income (which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses) determined without regard to the deduction for dividends paid and (ii) net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions), we (but not our stockholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our stockholders. We intend to distribute annually all or substantially all of such income, but we may also elect to periodically spill over certain excess undistributed taxable income from one tax year to the next tax year. To the extent that we retain our net capital gains or any investment company taxable income, we will be subject to U.S. federal income tax. We may choose to retain our net capital gains or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.

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

(3)	income realized, but not distributed, in preceding years and on which we did not pay federal income tax.

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

To the extent our taxable earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Stockholders should read any written disclosure accompanying a distribution carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

The following table summarizes the dividends declared through the year ended September 30, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
5/11/2011	6/1/2011	6/15/2011	$0.16
8/4/2011	9/1/2011	9/15/2011	0.21
11/29/2011	12/15/2011	12/30/2011	0.25
2/2/2012	2/24/2012	3/15/2012	0.28
5/2/2012	5/25/2012	6/15/2012	0.31
8/1/2012	8/24/2012	9/14/2012	0.36
11/1/2012	11/23/2012	12/14/2012	0.36
1/30/2013	2/27/2013	3/15/2013	0.36
5/1/2013	5/27/2013	6/14/2013	0.36
7/31/2013	8/23/2013	9/13/2013	0.37
10/30/2013	11/22/2013	12/13/2013	0.37
2/5/2014	2/26/2014	3/14/2014	0.37
5/1/2014	5/28/2014	6/13/2014	0.37
7/30/2014	8/27/2014	9/12/2014	0.37

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

Revenue Recognition

Our revenue recognition policies are as follows:

Investments and Related Investment Income We account for investment transactions on a trade-date basis and interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Origination, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Other fees are capitalized as deferred revenue and recorded into income over the respective period. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in the fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in our consolidated statement of operations.

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At September 30, 2014, four portfolio companies were on non-accrual status with a combined fair value of approximately $40.3 million, or 3.2% of the fair value of our portfolio. At September 30, 2013, we had 1 portfolio company on PIK non-accrual status with a fair value of approximately $4.1 million, or 0.6% of the fair value of our portfolio.

Federal Income Taxes

The Company has elected and qualified to be treated for U.S. federal income tax purposes as a RIC under subchapter M of the Code, commencing with its first taxable year as a corporation, and it intends to operate in a manner so as to maintain its RIC tax treatment. As a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements. Once qualified as a RIC, the Company must timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including PIK, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. The Company will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its net ordinary income for any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which we did not pay federal income tax. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

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

Recent Developments

On October 3, 2014 the Company funded $15.0 million of regulatory capital to SBIC LP and on November 21, 2014 it received an additional capital commitment of $30.0 million from the SBA.

On October 30, 2014, the Company’s board of directors declared a quarterly dividend of $0.37 per share payable on December 12, 2014, to stockholders of record at the close of business on November 26, 2014.

As of December 8, 2014, there was $192.5 million outstanding under the Revolving Credit Facility, $171.5 million outstanding under the Term Loan Facility, $40.0 and $63.5 million in aggregate principal amount of the 2019 Notes and the 2023 Notes, respectively, and $100.0 million in SBA debentures were outstanding.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended September 30, 2014, we did not engage in hedging activities.

As of September 30, 2014, 74.0% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate floor as of September 30, 2014 was as follows (dollars in thousands):

	September 30, 2014
	Fair Value	% of Floating Rate Portfolio
Under 1%	$133,281	15.2%
1% to under 2%	656,014	74.8
2% to under 3%	75,917	8.6
3%	12,317	1.4
Total	$877,529	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2014, the following table (dollars in thousands) shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase (1)	Interest Income	Interest Expense	Net Increase (Decrease)
100	$2,300	$4,200	$(1,900)
200	10,000	8,400	1,600
300	18,500	12,500	6,000
400	26,900	16,700	10,200
500	35,200	20,900	14,300

As of September 30, 2013, 53.1% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate floor as of September 30, 2013 was as follows (dollars in thousands):

	September 30, 2013
	Fair Value	% of Floating Rate Portfolio
Under 1%	$54,113	13.7%
1% to under 2%	319,630	80.8
2% to under 3%	22,008	5.5
3%	-	-
Total	$395,751	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2013, the following table (dollars in thousands) shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase (1)	Interest Income	Interest Expense	Net Increase (Decrease)
100	$800	$1,500	$(700)
200	4,200	3,100	1,100
300	7,900	4,600	3,300
400	11,600	6,100	5,500
500	15,200	7,600	7,600

(1) A hypothetical decline in interest rates would not have a material impact on our financial statements.

Item 8.  Consolidated Financial Statements and Supplementary Data

Audit Report

Report of Independent Registered Public Accounting Firm

To Board of Directors and the Shareholders of Medley Capital Corporation

We have audited the accompanying consolidated statements of assets and liabilities of Medley Capital Corporation (the Company), including the consolidated schedules of investments, as of September 30, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows, for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of September 30, 2014 and 2013 by correspondence with the custodian, directly with designees of the portfolio companies and debt agents, as applicable. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medley Capital Corporation at September 30, 2014 and 2013, and the consolidated results of its operations, changes in its net assets, and its cash flows, for each of the three years in the period ended September 30, 2014 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Medley Capital Corporation’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated December 8, 2014 expressed an unqualified opinion thereon.

/s/ Ernst and Young LLP

New York, New York

December 8, 2014

Report on Internal Controls

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medley Capital Corporation

We have audited Medley Capital Corporation’s (the Company) internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the “COSO criteria”). Medley Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Form 10-K, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Medley Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of September 30, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows, for each of the three years in the period ended September 30, 2014, and our report dated December 8, 2014 expressed an unqualified opinion therein.

/s/ Ernst and Young LLP

New York, New York

December 8, 2014

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	September 30, 2014	September 30, 2013

ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,215,421,753 and $748,405,904, respectively)	$1,185,859,238	$740,097,249
Controlled investments (amortized cost of $39,899,954 and $0, respectively)	38,244,386	-
Affiliated investments (amortized cost of $19,943,150 and $9,283,640, respectively)	21,434,667	9,139,377
Total investments at fair value	1,245,538,291	749,236,626
Cash and cash equivalents	36,731,488	8,557,899
Interest receivable	13,095,503	9,607,539
Deferred financing costs, net	11,688,339	8,523,291
Fees receivable	1,930,079	-
Other assets	651,035	249,388
Receivable for dispositions and investments sold	14,289,610	-
Deferred offering costs	222,104	218,681

Total assets	$1,324,146,449	$776,393,424

LIABILITIES
Revolving credit facility payable	$146,500,000	$2,500,000
Term loan payable	171,500,000	120,000,000
Notes payable	103,500,000	103,500,000
SBA debentures payable	100,000,000	30,000,000
Payable for investments originated, purchased and participated	54,995,000	54,013
Management and incentive fees payable (See note 6)	10,444,811	6,899,653
Accounts payable and accrued expenses	2,330,244	1,305,361
Interest and fees payable	2,096,171	1,155,524
Administrator expenses payable (See note 6)	1,012,466	701,208
Deferred tax liability	1,592,145	-
Deferred revenue	265,493	255,922
Due to affiliate	39,564	82,083
Offering costs payable	13,674	105,205

Total liabilities	$594,289,568	$266,558,969

Commitments (See note 8)

NET ASSETS
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 58,733,284 and 40,152,904 common shares issued and outstanding, respectively	$58,733	$40,153
Capital in excess of par value	739,443,065	506,062,597
Accumulated undistributed net investment income	21,673,794	12,184,623
Net unrealized appreciation/(depreciation) on investments, net of deferred taxes	(31,318,711)	(8,452,918)
Total net assets	729,856,881	509,834,455

Total liabilities and net assets	$1,324,146,449	$776,393,424

NET ASSET VALUE PER SHARE	$12.43	$12.70

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the years
	ended September 30
	2014	2013	2012

INVESTMENT INCOME
Interest from investments
Non-controlled/Non-affilited investments:
Cash	$98,195,758	$62,968,780	$31,737,290
Payment-in-kind	10,043,605	8,680,508	3,638,900
Affilated investments:
Cash	1,206,713	1,054,413	2,801,938
Payment-in-kind	469,292	444,766	171,595
Controlled investments:
Cash	178,849	-	-
Payment-in-kind	213,838	-	-
Total interest income	110,308,055	73,148,467	38,349,723
Interest from cash and cash equivalents	8,063	7,847	5,176
Other fee income (See note 9)	29,073,742	15,834,820	6,165,393
Total investment income	139,389,860	88,991,134	44,520,292

EXPENSES
Base management fees (See note 6)	17,683,996	10,917,857	5,521,293
Incentive fees (See note 6)	18,667,053	11,599,641	5,886,482
Interest and financing expenses	20,132,727	13,448,573	5,010,670
Administrator expenses (See note 6)	3,353,438	2,474,556	1,539,585
Professional fees	2,250,984	1,846,717	1,600,240
General and administrative	1,512,693	1,315,855	510,961
Directors fees	551,123	461,511	481,047
Insurance	569,632	376,942	465,212
Organizational expense	-	150,916	-
Expenses before management fee waiver	64,721,646	42,592,568	21,015,490
Management fee waiver (See note 6)	-	-	(41,126)
Total expenses	64,721,646	42,592,568	20,974,364
Net investment income before excise taxes	74,668,214	46,398,566	23,545,928
Excise tax expense	-	-	(35,501)
NET INVESTMENT INCOME	74,668,214	46,398,566	23,510,427

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	355,744	260,822	(44,727)
Net unrealized appreciation/(depreciation) on investments	(21,273,648)	(7,241,632)	(1,061,758)
Provision for deferred taxes on unrealized gain on investments	(1,592,145)	-	-
Net gain/(loss) on investments	(22,510,049)	(6,980,810)	(1,106,485)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$52,158,165	$39,417,756	$22,403,942

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$1.10	$1.30	$1.25
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$1.58	$1.53	$1.31
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	47,366,892	30,246,247	17,919,310

DIVIDENDS DECLARED PER COMMON SHARE	$1.48	$1.45	$1.20

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the years ended September 30
	2014	2013	2012

INCREASE FROM OPERATIONS:
Net investment income	$74,668,214	$46,398,566	$23,510,427
Net realized gain/(loss) from investments	355,744	260,822	(44,727)
Net unrealized appreciation/(depreciation) on investments	(21,273,648)	(7,241,632)	(1,061,758)
Provision for deferred taxes on unrealized gain on investments	(1,592,145)	-	-
Net increase/(decrease) in net assets from operations	52,158,165	39,417,756	22,403,942
SHAREHOLDER DISTRIBUTIONS:
Ordinary Income	(64,544,920)	(39,357,552)	(21,015,643)
Distributions of long-term capital gains	(989,866)	(632,121)	(245,740)
Return of capital	(7,481,540)	(2,892,459)	(1,593,179)
Distributions on a tax basis	(73,016,326)	(42,882,132)	(22,854,562)
CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net of underwriting costs (18,421,278, 16,887,534 and 5,750,000 shares, respectively)	239,396,018	222,492,900	71,856,313
Offering costs	(561,141)	(643,191)	(239,084)
Issuance of common stock under dividend reinvestment plan (159,102, 155,128 and 39,774 shares, respectively)	2,045,710	2,109,891	519,926
Net increase in net assets from common share transactions	240,880,587	223,959,600	72,137,155
Total increase/(decrease) in net assets	220,022,426	220,495,224	71,686,535
Net assets at beginning of year	509,834,455	289,339,231	217,652,696
Net assets at end of year including accumulated undistributed net investment income of $21,673,794, $12,184,623 and $5,559,635, respectively	$729,856,881	$509,834,455	$289,339,231

Net asset value per common share	$12.43	$12.70	$12.52
Common shares outstanding at end of year	58,733,284	40,152,904	23,110,242

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the years ended September 30
	2014	2013	2012

Cash flows from operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$52,158,165	$39,417,756	$22,403,942
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(12,132,979)	(9,964,734)	(3,810,495)
Net amortization of premium/(discount) on investments	(835,131)	(689,892)	(118,114)
Amortization of deferred financing costs	2,169,982	1,477,860	658,029
Net realized (gain)/loss from investments	(355,744)	(260,822)	44,727
Net deferred income taxes	1,592,145	-
Net unrealized (appreciation)/depreciation on investments	21,273,648	7,241,632	1,061,758
Proceeds from sale and settlements of investments	388,979,191	192,942,793	83,557,875
Purchases, originations and participations	(893,230,650)	(536,556,240)	(283,478,567)
(Increase)/decrease in operating assets:
Interest receivable	(3,487,964)	(5,667,391)	(2,260,410)
Fees receivable	(1,930,079)	-	-
Other assets	(401,647)	(16,892)	549,510
Receivable for dispositions and investments sold	(14,289,610)	-	-
Increase (decrease)/in operating liabilities:
Payable for investments purchased, originated and participated	54,940,987	(10,158,287)	10,212,300
Management and incentive fees payable, net	3,545,158	3,384,881	2,031,021
Accounts payable and accrued expenses	1,024,883	381,209	297,891
Interest and fees payable	940,647	107,319	1,046,538
Administrator expenses payable	311,258	235,796	119,119
Deferred revenue	9,571	82,295	154,979
Due to affiliate	(42,519)	68,837	13,246
NET CASH USED BY OPERATING ACTIVITIES	(399,760,688)	(317,973,880)	(167,516,651)

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting costs	241,441,728	224,602,791	72,376,239
Offering costs paid	(656,095)	(733,069)	(262,683)
Borrowings on debt	633,800,000	343,700,000	229,400,000
Paydowns on debt	(368,300,000)	(197,700,000)	(119,400,000)
Financing costs paid	(5,335,030)	(5,349,427)	(4,050,370)
Payments of cash dividends	(73,016,326)	(42,882,132)	(22,854,562)
NET CASH PROVIDED BY FINANCING ACTIVITIES	427,934,277	321,638,163	155,208,624

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	28,173,589	3,664,283	(12,308,027)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,557,899	4,893,616	17,201,643
CASH AND CASH EQUIVALENTS, END OF YEAR	$36,731,488	$8,557,899	$4,893,616

Supplemental Information:
Interest paid during the year	$16,945,277	$12,571,820	$3,292,585
Excise tax paid during the year	-	-	35,501
Supplemental non-cash information
Payment-in-kind interest income	$10,726,734	$9,125,274	$3,810,495
Net amortization of premium/(discount) on investments	$835,131	$689,892	$118,114
Amortization of deferred financing costs	$(2,169,982)	$(1,477,860)	$(658,029)
Issuance of common stock in connection with dividend reinvestment plan	$2,045,710	$2,109,891	$519,926

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2014

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(18)	Fair Value	% of Net Assets (3)

Non-Controlled/ Non-Affiliated Investments:

AAR Intermediate Holdings, LLC(11)	Oil and Gas	Senior Secured First Lien Term Loan (LIBOR + 12.00%, 1.00% LIBOR Floor)(20)	3/30/2019	36,831,683	34,324,994	34,323,923	4.7%
		Senior Secured First Lien Term Loan (LIBOR + 12.00%, 1.00% LIBOR Floor)(20)	6/30/2015	3,168,317	3,168,317	3,168,317	0.4%
		Warrants to purchase 1.98% of outstanding company equity.	3/30/2019	-	2,507,760	2,507,760	0.3%
				40,000,000	40,001,071	40,000,000

Accupac, Inc.	Containers, Packaging and Glass	Senior Secured Second Lien Term Loan (12.29% Cash)	11/10/2018	10,000,000	10,000,000	10,000,000	1.4%
				10,000,000	10,000,000	10,000,000

Aderant North America, Inc.	Electronics	Senior Secured Second Lien Term Loan (LIBOR + 8.75% , 1.25% LIBOR Floor)(19)	6/20/2019	4,550,000	4,550,000	4,614,519	0.6%
				4,550,000	4,550,000	4,614,519

Albertville Quality Foods, Inc. (11)	Beverage, Food and Tobacco	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap)(19)	10/31/2018	17,452,830	17,452,830	17,697,519	2.4%
				17,452,830	17,452,830	17,697,519

Allen Edmonds Corporation	Retail Stores	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(19)	5/27/2019	20,000,000	20,000,000	20,206,400	2.8%
				20,000,000	20,000,000	20,206,400

Alora Pharmaceuticals LLC (11)	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(19)	9/13/2018	13,300,000	13,300,000	13,544,587	1.9%
				13,300,000	13,300,000	13,544,587

AM3 Pinnacle Corporation (9)	Telecommunications	Senior Secured First Lien Term Loan (10.00%)	10/22/2018	7,834,944	7,834,944	7,834,944	1.1%
				7,834,944	7,834,944	7,834,944

Amerit Fleet Services, Inc.	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK)(19)	12/21/2016	8,206,151	8,206,151	8,196,960	1.1%
				8,206,151	8,206,151	8,196,960

ARBOC Specialty Vehicles LLC	Automobile	Senior Secured First Lien Term Loan (LIBOR + 12.50% Cash, 1.00% LIBOR Floor)(20)	3/21/2018	20,965,500	20,965,500	21,149,368	2.9%
				20,965,500	20,965,500	21,149,368

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2016	16,131,380	16,131,380	16,131,380	2.2%
				16,131,380	16,131,380	16,131,380

Autosplice, Inc. (9)	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.00% LIBOR Floor)(20)	6/30/2019	14,817,844	14,817,844	14,817,844	2.0%
				14,817,844	14,817,844	14,817,844

BayDelta Maritime LLC	Cargo Transport	Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	524,692	0.1%
				-	25,000	524,692

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(18)	Fair Value	% of Net Assets (3)

Be Green Manufacturing and Distribution Centers LLC (9)(12)	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor)(20)	12/13/2018	5,000,000	5,000,000	4,928,350	0.7%
		Senior Secured First Lien Delayed Draw (LIBOR + 10.00%, 1.00% LIBOR Floor)(20)	12/13/2018	1,791,667	1,791,667	1,731,958	0.2%
		Revolver (LIBOR + 10.00%, 1.00% LIBOR Floor)(20)	12/13/2018	354,167	354,167	341,250	0.0%
		1.63% Partnership Interest in Be Green Packaging LLC		-	416,250	287,947	0.0%
				7,145,834	7,562,084	7,289,505

Brantley Transportation LLC (11)	Oil and Gas	Senior Secured First Lien Term Loan (12.00%)	8/2/2017	9,375,000	9,520,135	9,375,000	1.3%
				9,375,000	9,520,135	9,375,000

California Products Corporation	Chemicals, Plastics and Rubber	Senior Secured Second Lien Term Loan (13.00%)	5/27/2019	13,750,000	13,750,000	13,879,800	1.9%
				13,750,000	13,750,000	13,879,800

Calloway Laboratories, Inc.(10)(21)	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (17.00% PIK)	9/30/2015	31,800,948	28,573,477	15,484,032	2.1%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2015	-	68,433	-	0.0%
				31,800,948	28,641,910	15,484,032

CP OPCO LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan (LIBOR + 6.75% Cash, 1.00% LIBOR Floor)(20)	9/30/2020	20,000,000	20,000,000	20,000,000	2.7%
				20,000,000	20,000,000	20,000,000

ContMid, Inc.(11)	Automobile	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(19)	10/25/2019	15,000,000	15,000,000	15,000,000	2.1%
				15,000,000	15,000,000	15,000,000

ConvergeOne Holdings Corporation	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(20)	6/17/2021	12,500,000	12,378,218	12,458,750	1.7%
				12,500,000	12,378,218	12,458,750

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(18)	Fair Value	% of Net Assets (3)

Cornerstone Research & Development, Inc.	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(20)	4/28/2019	20,000,000	20,000,000	20,013,000	2.7%
		384.62 Units of Common Stock (13)	4/28/2019	-	400,000	346,272	0.0%
				20,000,000	20,400,000	20,359,272

Crow Precision Components LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(19)	9/30/2019	10,000,000	10,000,000	10,000,000	1.4%
				10,000,000	10,000,000	10,000,000

Dispensing Dynamics International(8)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Note (12.50%)	1/1/2018	2,800,000	2,759,638	3,031,000	0.4%
				2,800,000	2,759,638	3,031,000

DLR Restaurants LLC (9)(11)(12)	Restaurant & Franchise	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	20,434,015	20,434,015	20,892,695	2.9%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	265,166	265,166	265,166	0.0%
				20,699,181	20,699,181	21,157,861

DreamFinders Homes LLC (9) (12)	Buildings and Real Estate	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)(20)	10/1/2018	12,296,397	12,145,238	12,470,916	1.7%
		Warrants to purchase 5% of outstanding equity	10/1/2018	-	180,000	1,748,827	0.2%
				12,296,397	12,325,238	14,219,743

Dynamic Energy Services International LLC	Oil and Gas	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(19)	3/6/2018	18,525,000	18,525,000	18,533,151	2.5%
				18,525,000	18,525,000	18,533,151

Essex Crane Rental Corp. (11)	Business Services	Senior Secured First Lien Term Loan (LIBOR + 10.50% Cash, 1.00% LIBOR Floor)(20)	5/13/2019	20,000,000	20,000,000	19,922,200	2.7%
				20,000,000	20,000,000	19,922,200

Exide Technologies (7)(10)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured Note (8.63%)	2/1/2018	10,000,000	8,335,950	2,487,500	0.3%
				10,000,000	8,335,950	2,487,500

FC Operating LLC	Retail Stores	Senior Secured First Lien Term Loan (LIBOR + 10.75% Cash, 1.25% LIBOR Floor)(20)	11/14/2017	10,350,000	10,350,000	9,854,959	1.4%
				10,350,000	10,350,000	9,854,959

Freedom Powersports LLC (9)	Automobile	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.50% LIBOR Floor)(20)	9/26/2019	10,200,000	10,200,000	10,200,000	1.4%
		Senior Secured First Lien Delayed Draw (LIBOR + 11.50% Cash, 1.50% LIBOR Floor)(6)	9/26/2019	-	-	-	0.0%
				10,200,000	10,200,000	10,200,000

GSG Fasteners, LLC (11)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(19)	11/18/2018	8,662,500	8,662,500	8,835,750	1.2%
				8,662,500	8,662,500	8,835,750

Harrison Gypsum LLC (11)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)(19)	12/21/2017	25,459,294	25,459,294	25,078,678	3.4%
				25,459,294	25,459,294	25,078,678

HD Vest, Inc.	Finance	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.25% LIBOR Floor)(19)	6/18/2019	8,750,000	8,750,000	8,925,000	1.2%
				8,750,000	8,750,000	8,925,000

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(18)	Fair Value	% of Net Assets (3)

Help/Systems LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(19)	6/28/2020	15,000,000	15,000,000	15,208,500	2.1%
				15,000,000	15,000,000	15,208,500

HGDS Acquisition LLC	Business Services	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.50% PIK)(19)	3/28/2018	10,101,921	10,101,921	10,019,085	1.4%
				10,101,921	10,101,921	10,019,085

Ingenio LLC(22)	Personal, Food and Miscellaneous Services	Senior Secured First Lien Term Loan (11.25%)	3/14/2019	23,634,540	23,634,540	23,606,415	3.2%

				23,634,540	23,634,540	23,606,415

Integra Telecom	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor)(19)	2/22/2020	12,132,000	12,154,991	12,374,640	1.7%
				12,132,000	12,154,991	12,374,640

Interface Security Systems(8)	Electronics	Senior Secured Note (9.25%)	1/15/2018	3,333,000	3,333,000	3,424,659	0.5%
				3,333,000	3,333,000	3,424,659

JD Norman Industries, Inc.	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term Loan (LIBOR + 10.25% Cash)(19)	3/6/2019	23,700,000	23,700,000	23,790,060	3.4%
				23,700,000	23,700,000	23,790,060

Lexmark Carpet Mills, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor, 2.50% LIBOR Cap)(19)	9/30/2018	29,875,880	29,875,880	30,573,482	4.2%
				29,875,880	29,875,880	30,573,482

Lighting Science Group Corporation	Containers, Packaging and Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(20)	2/19/2019	15,415,114	14,544,245	14,985,957	2.1%
		Warrants to purchase 2.38% of the outstanding equity	2/19/2019	-	955,680	165,000	0.0%
				15,415,114	15,499,925	15,150,957

Linc Energy Finance (USA), Inc.(8)	Oil and Gas	Senior Secured Note (12.50%)	10/31/2017	3,500,000	3,413,382	3,765,335	0.5%
				3,500,000	3,413,382	3,765,335

Lucky Strike Entertainment, L.L.C.	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 2.00% PIK)(20)	12/24/2018	11,504,472	11,504,472	11,622,163	1.6%
				11,504,472	11,504,472	11,622,163

Lydell Jewelry Design Studio LLC (11)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 10.50%, 1.50% LIBOR Floor)(19)	9/13/2018	13,072,000	13,072,000	12,312,125	1.7%
		Warrants to purchase 13.3% of the outstanding membership units	9/13/2018	-	-	-	0.0%
				13,072,000	13,072,000	12,312,125

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(18)	Fair Value	% of Net Assets (3)

Marine Accessories Corporation	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 1.00% PIK)(19)	11/26/2018	9,927,669	9,927,669	10,031,115	1.4%
				9,927,669	9,927,669	10,031,115

Merchant Cash and Capital LLC (9)(12)	Structure Finance Securities	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor)(19)	3/4/2016	12,203,330	12,203,333	12,316,558	1.7%
		Senior Secured Second Lien Term Loan (12.00% Cash)	8/19/2016	15,000,000	15,000,000	15,000,000	2.2%
				27,203,330	27,203,333	27,316,558

Meridian Behavioral Health LLC (9)	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan A (LIBOR + 11.50%, 2.50% LIBOR Floor)(20)	11/14/2016	10,289,141	10,003,035	10,392,032	1.4%
		Senior Secured First Lien Term Loan B (LIBOR + 11.50%, 2.50% LIBOR Floor)(20)	11/14/2016	4,600,000	4,600,000	4,600,000	0.6%
		Warrants to purchase 8% of the outstanding equity	11/14/2016	-	536,296	2,138,477	0.3%
				14,889,141	15,139,331	17,130,509

Miratech Intermediate Holdings, Inc. (9) (11)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(19)	5/9/2019	16,000,000	16,000,000	16,059,360	2.2%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(6)	5/9/2019	-	-	54,794	0.0%
				16,000,000	16,000,000	16,114,154

Modern VideoFilm, Inc. (10)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor, 3.00% PIK)(19)	9/25/2017	14,433,924	13,567,026	4,211,819	0.6%
		Warrants to purchase 4.5% of the outstanding equity	9/25/2017	-	339,573	-	0.0%
				14,433,924	13,906,599	4,211,819

Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(19)	3/10/2019	9,792,982	9,792,982	9,947,124	1.4%
				9,792,982	9,792,982	9,947,124

Nation Safe Drivers Holdings, Inc. (9)	Automobile	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(20)	9/29/2020	35,278,846	35,278,846	35,278,846	4.8%
				35,278,846	35,278,846	35,278,846

Nielsen & Bainbridge LLC	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Second Lien Term Loan (LIBOR + 9.25% Cash, 1.00% LIBOR Floor)(19)	8/15/2021	25,000,000	25,000,000	25,000,000	3.4%
				25,000,000	25,000,000	25,000,000

Northstar Aerospace, Inc.	Aerospace & Defense	Senior Secured Notes (10.25% Cash)	10/15/2019	25,000,000	25,000,000	25,000,000	3.4%
				25,000,000	25,000,000	25,000,000

Northstar Group Services, Inc. (23)	Buildings and Real Estate	Unsecured Debt (11.00% Cash)	10/24/2019	22,920,000	22,920,000	22,920,916	3.1%
				22,920,000	22,920,000	22,920,916

Omnivere LLC	Business Services	Senior Secured First Lien Term Loan A (LIBOR + 12.00% Cash, 1.00% PIK)(20)	5/5/2019	18,409,339	17,586,630	16,384,311	2.2%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% Cash, 1.00% PIK)(20)	5/5/2019	3,176,202	3,176,202	2,826,820	0.4%
		Warrants to purchase 12.50% of the outstanding equity	5/5/2019	-	872,698	-	0.0%
				21,585,541	21,635,530	19,211,131

The Plastics Group Acquisition Corp	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	20,999,119	20,999,119	21,215,200	2.9%
				20,999,119	20,999,119	21,215,200

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(18)	Fair Value	% of Net Assets (3)

Prestige Industries LLC	Business Services	Senior Secured Second Lien Term Loan (18.00% PIK)	1/31/2017	6,621,208	6,535,242	6,034,768	0.8%
		Warrants to purchase 0.63% of the outstanding common units	1/31/2017	-	151,855	-	0.0%
				6,621,208	6,687,097	6,034,768

Prince Mineral Holding Corp.(8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (12.00%)	12/15/2019	6,800,000	6,734,981	7,302,588	1.0%
				6,800,000	6,734,981	7,302,588

RCS Capital Corporation	Finance	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(19)	4/29/2021	7,200,000	7,200,000	7,338,600	1.0%
				7,200,000	7,200,000	7,338,600

RCS Management Corporation & Specialized Medical Services, Inc.	Diversified/Conglomerate Service	Senior Secured Second Lien Term Loan ( LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)(19)	4/30/2015	25,604,168	25,604,168	25,604,168	3.5%
				25,604,168	25,604,168	25,604,168

Red Skye Wireless LLC (9)(12)	Retail Stores	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(19)	6/27/2018	25,065,799	25,065,799	25,691,626	3.5%
				25,065,799	25,065,799	25,691,626

Reddy Ice Corporation	Beverage, Food and Tobacco	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(19)	11/1/2019	17,000,000	17,000,000	16,222,930	2.2%
				17,000,000	17,000,000	16,222,930

Response Team Holdings, LLC	Buildings and Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 2.00% LIBOR Floor)(19)	3/28/2019	25,280,688	25,280,688	25,646,246	3.5%
		Preferred Equity (12.00% PIK)	3/28/2019	4,922,899	4,524,750	4,719,386	0.6%
		Warrants to purchase 6.17% of the outstanding common units	3/28/2019	-	429,012	1,508,887	0.2%
				30,203,587	30,234,450	31,874,519

Safeworks LLC(11)	Buildings and Real Estate	Unsecured Debt (12.00% Cash)	1/31/2020	15,000,000	15,000,000	15,000,000	2.2%
				15,000,000	15,000,000	15,000,000

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(18)	Fair Value	% of Net Assets (3)

Sendero Drilling Company LLC (9) (12)	Oil and Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash)(19)	3/18/2019	19,080,000	18,350,454	18,808,201	2.6%
		Warrants to purchase 5.52% of the outstanding common units	3/18/2019	-	793,523	2,730,402	0.4%
				19,080,000	19,143,977	21,538,603

Seotowncenter, Inc.(11)	Business Services	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(20)	9/11/2019	27,500,000	27,500,000	27,500,000	3.8%
		3,249.697 shares of Common Stock(14)	9/11/2019	-	500,000	500,000	0.1%
				27,500,000	28,000,000	28,000,000

Stancor, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor)(19)	8/19/2019	7,000,000	7,000,000	7,000,000	1.0%
		250,000 Class A Units(15)	8/19/2019	-	250,000	250,000	0.0%
				7,000,000	7,250,000	7,250,000

T. Residential Holdings LLC	Buildings and Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	20,000,000	20,000,000	20,250,000	2.8%
				20,000,000	20,000,000	20,250,000

Taylored Freight Services LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(20)	11/1/2017	14,529,667	14,529,667	12,777,970	1.8%
				14,529,667	14,529,667	12,777,970

Tempel Steel Company(8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (12.00%)	8/15/2016	11,000,000	10,905,262	11,110,000	1.5%
				11,000,000	10,905,262	11,110,000

Tenere Acquisition Corp.(9)(12)	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	11,132,618	11,132,618	11,526,596	1.6%
				11,132,618	11,132,618	11,526,596

Transtelco Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor)(19)	11/19/2017	19,056,000	19,056,000	19,169,192	2.6%
				19,056,000	19,056,000	19,169,192

Untangle, Inc.	Business Services	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash)(19)	4/18/2019	9,937,500	9,937,500	9,995,436	1.4%
				9,937,500	9,937,500	9,995,436

Velocity Pooling Vehicle LLC	Automobile	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(19)	5/14/2022	24,000,000	20,717,234	21,281,947	2.9%
				24,000,000	20,717,234	21,281,947

Water Capital USA, Inc.(10)	Finance	Senior Secured First Lien Term Loan (7.00% Cash, 7.00% PIK)	1/3/2015	26,973,612	26,973,612	18,153,241	2.5%
				26,973,612	26,973,612	18,153,241

Wheels Up Partners LLC (11)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(20)	10/15/2021	19,552,000	19,552,000	19,635,487	2.7%
				19,552,000	19,552,000	19,635,487

Window Products, Inc.	Buildings and Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 10.75% Cash, 1.00% LIBOR Floor)(20)	12/27/2019	14,000,000	14,000,000	14,066,360	1.9%
				14,000,000	14,000,000	14,066,360

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(18)	Fair Value	% of Net Assets (3)

Subtotal Non-Controlled / Non-Affiliated Investments				$1,222,128,441	$1,215,421,753	$1,185,859,238

Control Investments:(4)

United Road Towing Inc.	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash)(20)	2/21/2020	17,000,000	17,000,000	17,000,000	2.3%
		Preferred Equity Class C (8.00% PIK)	2/21/2020	18,802,789	17,466,376	18,572,916	2.5%
		Preferred Equity Class A-2 (8.00% PIK)	2/21/2020	4,667,205	4,335,482	1,573,374	0.2%
		65,809.73 Class B Common Units(16)	2/21/2020	-	1,098,096	1,098,096	0.2%
				40,469,994	39,899,954	38,244,386

Subtotal Control Investments				$40,469,994	$39,899,954	$38,244,386

Affiliated Investments:

AmveStar Holdings LLC	Buildings and Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	0.9%
		Preferred Equity - 33,300 Units(17)	9/10/2019	-	3,330,000	3,330,000	0.5%
				6,670,000	10,000,000	10,000,000

Cymax Stores, Inc.(7)	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (10.00% Cash, 5.00% PIK)	8/1/2015	9,473,964	9,264,996	9,154,881	1.3%
		190 Class B Common Units (5)	8/1/2015	-	678,154	2,279,786	0.3%
				9,473,964	9,943,150	11,434,667

Subtotal Affiliated Investments				$16,143,964	$19,943,150	$21,434,667

Total Investments, September 30, 2014				$1,278,742,399	$1,275,264,857	$1,245,538,291	170.7%

(1)	All of our investments are domiciled in the United States except for Cymax Stores, Inc. which is domiciled in Canada and denominated in USD. Certain investments also have international operations.
(2)	Par amount includes accumulated PIK interest and is net of repayments.
(3)	Percentage is based on net assets of $729,856,881 as of September 30, 2014.
(4)	Control Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(5)	190 Class B Common Units represent 19% ownership of Cymax Stores, Inc.
(6)	The entire commitment was unfunded at September 30, 2014. As such, no interest is being earned on this investment.
(7)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part.
(8)	Securities are exempt from registration under Rule 144a of the Securities Act of 1933. These securities represent a fair value of $28.6 million and 3.9% of net assets as of September 30, 2014 and are considered restricted.
(9)	The investment has an unfunded commitment as of September 30, 2014 (See note 8).
(10)	The investment was on non-accrual status as of September 30, 2014.
(11)	A portion of this investment was sold via a participation agreement (See note 3).
(12)	Includes an analysis of the value of any unfunded loan commitments.
(13)	384.62 Units represents 1.961% ownership of INI Parent, Inc.
(14)	3,249.697 shares of Common Stock represents 2.917% ownership of Boostability Holdings, Inc.
(15)	250,000 Class A Units represents 0.882% ownership of Stancor, Inc.
(16)	65,809.73 Class B Common Units Represents 65.8% ownership of United Road Towing, Inc.
(17)	33,300 Units represents 18.167% ownership of Amvestar Holdings LLC.
(18)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $38.9 million, $45.0 million and $6.0 million, respectively. The tax cost of investments is $1,253.5 million.

(19)	The interest rate on these loans is subject to a base rate plus 1 Month LIBOR, which at September 30, 2014 was 0.16%. The interest rate, if applicable, is subject to a minimum LIBOR Floor which was greater than the 1 Month LIBOR rate at September 30, 2014. If a LIBOR Floor is applicable, the prevailing rate in effect at September 30, 2014 was the base rate plus the LIBOR Floor.

(20)	The interest rate on these loans is subject to a base rate plus 3 Month LIBOR, which at September 30, 2014 was 0.24%. The interest rate, if applicable, is subject to a minimum LIBOR Floor which was greater than the 3 Month LIBOR rate at September 30, 2014. If a LIBOR Floor is applicable, the prevailing rate in effect at September 30, 2014 was the base rate plus the LIBOR Floor.

(21)

Investment consists of senior secured first lien term loan A (par and fair value of $7,308,565 and $5,846,852, respectively), senior secured first lien term loan B (par and fair value of $19,454,808 and $6,614,635, respectively) and senior secured first lien term loan – Willow Street Medical Laboratory LLC (par and fair value of $5,037,575 and $3,022,545, respectively).

(22)	Investment changed its name from Ingenio Acquisition LLC during FY 2014.

(23)	Investment changed its name from NCM Group Holdings LLC during FY 2014.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2013

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)

Non-Controlled/ Non-Affiliated Investments:

Accupac, Inc.	Containers, Packaging and Glass	Senior Secured Second Lien Term Loan (12.29%)	11/10/2018	12,000,000	12,000,000	12,000,000	2.4%
				12,000,000	12,000,000	12,000,000

Aderant North America, Inc.	Electronics	Senior Secured Second Lien Term Loan (LIBOR + 8.75% , 1.25% LIBOR Floor)	6/20/2019	4,550,000	4,550,000	4,550,000	0.9%
				4,550,000	4,550,000	4,550,000

Alora Pharmaceuticals LLC(14)	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	9/13/2018	14,000,000	14,000,000	14,000,000	2.7%
				14,000,000	14,000,000	14,000,000

American Apparel, Inc.(8)	Retail Stores	Senior Secured Note (13.00%)	4/15/2020	13,000,000	12,626,748	13,259,927	2.6%
				13,000,000	12,626,748	13,259,927

American Gaming Systems LLC(14)	Hotels, Motels, Inns and Gaming	Senior Secured First Lien Term Loan (LIBOR + 10.00% , 1.50% LIBOR Floor)	8/15/2016	10,750,000	10,750,000	10,848,660	2.1%
				10,750,000	10,750,000	10,848,660

Amerit Fleet Services, Inc. (13)	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK)	12/21/2016	8,906,159	8,906,159	8,870,534	1.7%
				8,906,159	8,906,159	8,870,534

ARBOC Specialty Vehicles LLC	Automobile	Senior Secured First Lien Term Loan (LIBOR + 12.50% Cash, 1.00% LIBOR Floor)	3/21/2018	24,687,500	24,687,500	24,647,996	4.8%
				24,687,500	24,687,500	24,647,996

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2014	15,807,836	15,807,836	15,863,600	3.1%
				15,807,836	15,807,836	15,863,600

BayDelta Maritime LLC	Cargo Transport	Senior Secured First Lien Term Loan (11.25% Cash, 2.50% Deferred)	6/30/2016	6,669,292	6,573,846	6,680,885	1.3%
		Fee Note (14.88%)(6)	6/30/2016	250,000	170,717	170,717	0.0%
		Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	594,346	0.1%
				6,919,292	6,769,563	7,445,948

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)

Brantley Transportation LLC(14)	Oil and Gas	Senior Secured First Lien Term Loan (12.00%)	8/2/2017	10,162,500	10,346,975	10,162,500	2.0%
				10,162,500	10,346,975	10,162,500

Calloway Laboratories, Inc.(12)	Healthcare, Education and Childcare	Senior Secured First Lien Term Loans (12.00% PIK)	9/30/2014	24,869,263	24,388,179	19,666,360	3.9%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2014	-	68,433	-	0.0%
				24,869,263	24,456,612	19,666,360

Caregiver Services, Inc.	Healthcare, Education and Childcare	Senior Secured Second Lien Term Loan (12.45% Cash, 2.00% PIK)	12/29/2017	15,361,486	15,361,486	15,361,486	3.0%
				15,361,486	15,361,486	15,361,486

Cenegenics LLC(14)	Personal, Food and Miscellaneous Services	Senior Secured First Lien Term Loan (10.00% Cash, 2.25% PIK)	12/20/2017	19,414,099	19,414,099	19,899,452	3.9%
				19,414,099	19,414,099	19,899,452

Dispensing Dynamics International(8)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Note (12.50%)	1/1/2018	4,800,000	4,714,770	4,825,840	0.9%
				4,800,000	4,714,770	4,825,840

DLR Restaurants LLC (10) (14)	Restaurant & Franchise	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	9,683,644	9,683,644	9,683,644	1.9%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	254,645	254,645	254,645	0.0%
				9,938,289	9,938,289	9,938,289

DreamFinders Homes LLC (10)	Buildings and Real Estate	Senior Secured First Lien Term Loan A (LIBOR + 10.00% Cash)	4/30/2014	10,000,000	10,000,000	10,000,000	2.0%
		Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	9/13/2018	7,277,199	7,098,472	7,098,472	1.4%
		Warrants to purchase 5% of outstanding equity	9/13/2018	-	180,000	180,000	0.0%
				17,277,199	17,278,472	17,278,472

Exide Technologies (9)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured Note (8.63%)	2/1/2018	11,000,000	9,006,908	8,002,435	1.6%
				11,000,000	9,006,908	8,002,435

FC Operating LLC	Retail Stores	Senior Secured First Lien Term Loan (LIBOR + 10.75% Cash, 1.25% LIBOR Floor)	11/14/2017	10,925,000	10,925,000	10,860,657	2.1%
				10,925,000	10,925,000	10,860,657

Geneva Wood Fuels LLC (4) (11)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (4.50% Cash, 10.50% PIK)	12/31/2014	8,199,184	8,143,385	4,090,000	0.8%
				8,199,184	8,143,385	4,090,000

Harrison Gypsum LLC(14)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)	12/21/2017	23,885,299	23,885,299	23,885,299	4.7%
				23,885,299	23,885,299	23,885,299

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)

HD Vest, Inc.	Finance	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.25% LIBOR Floor)	6/18/2019	8,750,000	8,750,000	8,750,000	1.7%
				8,750,000	8,750,000	8,750,000

Help/Systems LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)	6/28/2020	15,000,000	15,000,000	15,000,000	3.0%
				15,000,000	15,000,000	15,000,000

HGDS Acquisition LLC	Business Services	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.50% PIK)	3/28/2018	13,066,264	13,066,264	13,000,932	2.6%
				13,066,264	13,066,264	13,000,932

Hoffmaster Group, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.50% LIBOR Floor)	1/3/2019	6,000,000	6,000,000	5,951,856	1.2%
		Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.25% LIBOR Floor)	1/3/2019	2,000,000	1,983,005	1,926,637	0.4%
				8,000,000	7,983,005	7,878,493

Ingenio Acquisition LLC	Personal, Food and Miscellaneous Services	Senior Secured First Lien Term Loan (12.75%)	5/9/2018	25,000,000	25,000,000	25,000,000	4.9%
				25,000,000	25,000,000	25,000,000

Insight Pharmaceuticals LLC	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (LIBOR + 11.75%, 1.50% LIBOR Floor)	8/25/2017	7,724,138	7,724,138	7,748,867	1.5%
				7,724,138	7,724,138	7,748,867

Integra Telecom	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor)	2/22/2020	12,132,000	12,158,115	12,329,145	2.4%
				12,132,000	12,158,115	12,329,145

Interface Security Systems (8)	Electronics	Senior Secured Note (9.25%)	1/15/2018	3,333,000	3,333,000	3,427,030	0.7%
				3,333,000	3,333,000	3,427,030

JD Norman Industries, Inc.	Diversified/Conglomerate Manufacturing	Senior Secured Second Lien Term Loan (13.50%)	1/28/2019	12,500,000	12,500,000	12,500,000	2.5%
				12,500,000	12,500,000	12,500,000

Lexmark Carpet Mills, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor, 2.50% LIBOR Cap)	9/30/2018	31,000,000	31,000,000	31,000,000	6.1%
				31,000,000	31,000,000	31,000,000

Linc Energy Finance (USA), Inc.(8)	Oil and Gas	Senior Secured Note (12.50%)	10/31/2017	3,500,000	3,392,153	3,823,750	0.7%
				3,500,000	3,392,153	3,823,750

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)

Lydell Jewelry Design Studio LLC (10)(14)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 10.50%, 1.50% LIBOR Floor)	9/13/2018	13,072,000	13,072,000	13,072,000	2.6%
		Revolver (LIBOR + 10.50%, 1.50% LIBOR Floor)	9/13/2018	2,250,000	2,250,000	2,250,000	0.4%
		Warrants to purchase 17.5% of the outstanding membership units	9/13/2018	-	-	-	0.0%
				15,322,000	15,322,000	15,322,000

Meridian Behavioral Health LLC	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan A (14.00% )	11/14/2016	10,289,141	9,902,304	10,289,141	2.0%
		Senior Secured First Lien Term Loan B (14.00%)	11/14/2016	3,750,000	3,750,000	3,750,000	0.7%
		Warrants to purchase 8% of the outstanding equity	11/14/2016	-	536,296	1,071,347	0.2%
				14,039,141	14,188,600	15,110,488

Modern VideoFilm, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 3.00% PIK, 1.50% LIBOR Floor)	9/25/2017	11,868,109	11,583,071	9,791,187	1.9%
		Warrants to purchase 4.5% of the outstanding equity	9/25/2017	-	339,573	-	0.0%
				11,868,109	11,922,644	9,791,187

NCM Demolition and Remediation LP	Buildings and Real Estate	Senior Secured First Lien Term Loan (LIBOR + 11.50%, 1.00% LIBOR Floor)	8/29/2018	19,291,000	19,291,000	19,291,000	3.8%
				19,291,000	19,291,000	19,291,000

Physicians Care Alliance LLC (10) (14)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (10.00% Cash, 1.00% PIK)	12/28/2017	15,854,027	15,854,027	15,900,559	3.1%
		Revolving Credit Facility (10.50%)(7)	12/28/2017	-	-	-	0.0%
				15,854,027	15,854,027	15,900,559

Prestige Industries LLC	Business Services	Senior Secured Second Lien Term Loan (10.00% Cash, 3.00% PIK)	1/31/2017	6,029,795	5,914,778	5,506,459	1.1%
		Warrants to purchase 0.63% of the outstanding common units	1/31/2017	-	151,855	-	0.0%
				6,029,795	6,066,633	5,506,459

Prince Mineral Holdings Corp.(8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (11.50%)	12/15/2019	6,800,000	6,726,424	7,242,000	1.4%
				6,800,000	6,726,424	7,242,000

RCS Management Corporation & Specialized Medical Services, Inc.	Diversified/Conglomerate Service	Senior Secured Second Lien Term Loan ( LIBOR + 11.00% Cash, 0.50% PIK, 1.50% LIBOR Floor)	9/23/2015	25,474,725	25,474,725	25,336,272	5.0%
				25,474,725	25,474,725	25,336,272

Red Skye Wireless LLC (10)	Retail Stores	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 2.00% PIK, 1.00% LIBOR Floor)	6/27/2017	15,080,145	15,080,145	15,075,802	3.0%
				15,080,145	15,080,145	15,075,802

Reddy Ice Corporation	Beverage, Food and Tobacco	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)	11/1/2019	17,000,000	17,000,000	16,863,027	3.3%
				17,000,000	17,000,000	16,863,027

Revstone Aero LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.00% PIK)	11/1/2013	13,203,903	13,051,823	13,203,780	2.6%
		Fee Note	11/1/2013	500,000	274,147	500,000	0.1%
				13,703,903	13,325,970	13,703,780

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)

SESAC HOLDCO II	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.75%, 1.25% LIBOR Floor)	7/12/2019	3,500,000	3,494,828	3,561,527	0.7%
				3,500,000	3,494,828	3,561,527

Sizzling Platter LLC(8)	Restaurant & Franchise	Senior Secured Note (12.25% )	4/15/2016	10,867,000	11,066,638	11,500,444	2.3%
				10,867,000	11,066,638	11,500,444

Taylored Freight Services LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)	11/1/2017	14,239,039	14,239,039	13,992,136	2.8%
				14,239,039	14,239,039	13,992,136

Tempel Steel Company(8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (12.00%)	8/15/2016	12,000,000	11,828,051	11,616,000	2.3%
				12,000,000	11,828,051	11,616,000

Tenere Acquisition Corp.(10)	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	10,909,333	10,909,333	11,107,612	2.2%
				10,909,333	10,909,333	11,107,612

The Great Atlantic & Pacific Tea Company, Inc.	Grocery	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 2.00% LIBOR Floor)	3/13/2017	7,874,921	7,874,921	7,968,817	1.6%
				7,874,921	7,874,921	7,968,817

Travelclick, Inc.	Hotels, Motels, Inns and Gaming	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor)	3/26/2018	15,000,000	15,000,000	15,169,312	3.0%
				15,000,000	15,000,000	15,169,312

U.S. Well Services LLC (9)	Oil and Gas	Senior Secured Note (14.50%)	2/15/2017	21,558,808	21,430,696	21,564,270	4.2%
		Warrants to purchase 3.48% of the outstanding common membership interests	2/15/2017	-	11,370	436,137	0.1%
				21,558,808	21,442,066	22,000,407

United Restaurant Group L.P.	Restaurant & Franchise	Senior Secured Second Lien Term Loan (LIBOR + 11.50% Cash, 3.50% PIK)	12/31/2016	10,832,789	10,832,789	10,809,818	2.1%
				10,832,789	10,832,789	10,809,818

United Road Towing Inc. (14)	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (10.00% Cash, 5.00% PIK)	6/30/2014	21,016,117	20,653,191	19,937,991	3.9%
				21,016,117	20,653,191	19,937,991

Velum Global Credit Management LLC	Finance	Senior Secured First Lien Term Loan (15.00%)	3/31/2014	8,300,000	8,331,636	8,290,332	1.6%
				8,300,000	8,331,636	8,290,332

Water Capital USA, Inc.	Finance	Senior Secured First Lien Term Loan (7.00% Cash, 7.00% PIK)	1/3/2015	25,141,230	25,141,230	25,141,230	4.9%
				25,141,230	25,141,230	25,141,230

Westport Axle Corp.(14)	Automobile	Senior Secured First Lien Term Loan (11.50% Cash, 1.50% PIK)	11/17/2018	19,084,847	19,084,847	19,084,847	3.7%
				19,084,847	19,084,847	19,084,847

YRCW Receivables LLC	Cargo Transport	Senior Secured Second Lien Term Loan (LIBOR + 9.75% Cash, 1.50% LIBOR Floor)	9/30/2014	4,848,049	4,779,391	4,858,530	1.0%
				4,848,049	4,779,391	4,858,530

Subtotal Non-Controlled / Non-Affiliated Investments				$752,093,486	$748,405,904	$740,097,249

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost	Fair Value	% of Net Assets (3)

Affiliated Investments:
Cymax Stores, Inc.(9)	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (10.00% Cash, 5.00% PIK)	8/1/2015	9,006,620	8,605,486	8,466,223	1.7%
		190 Class B Common Units (5)		-	678,154	673,154	0.1%

Subtotal Affiliated Investments				$9,006,620	$9,283,640	$9,139,377

Total Investments, September 30, 2013				$761,100,106	$757,689,544	$749,236,626	147.0%

(1)	All of our investments are domiciled in the United States except for Cymax Stores, Inc. which is domiciled in Canada and denominated in USD. Certain investments also have international operations.
(2)	Par amount includes accumulated PIK interest and is net of repayments.
(3)	Percentage is based on net assets of $509,834,455 as of September 30, 2013.
(4)	Investment is held via participation agreements with affiliated entities (See note 7).
(5)	190 Class B Common Units represent 19% ownership of Cymax Stores, Inc.
(6)	Fee note is a zero coupon note, due at the earlier of prepayment or maturity and stated interest rate represents an effective interest rate.
(7)	The entire commitment was unfunded at September 30, 2013. As such, no interest is being earned on this investment.
(8)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent $55.7 million and 10.9% of net assets as of September 30, 2013 and are considered restricted.
(9)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(10)	The investment has an unfunded commitment as of September 30, 2013 (See note 8).
(11)	The investment was on PIK non-accrual status as of September 30, 2013.

(12)	Investment consists of senior secured first lien term loan A (par and fair value of $4,332,307 and $4,137,353, respectively), senior secured first lien term loan B (par and fair value of $16,312,894 and $12,128,636 respectively) and senior secured first lien term loan – Willow Street Medical Laboratory LLC (par and fair value of $4,224,062 and $3,400,371, respectively).

(13)	Investment changed its name from Kelley Amerit Holdings, Inc. during FY 2013.
(14)	A portion of this investment was sold via a participation agreement (See note 3).

See accompanying notes to consolidated financial statements.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2014

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, MOF I BDC, SBIC LP, MCC Investment Holdings LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings AAR LLC and MCC Investment Holdings AmveStar LLC. All references made to the “Company,” “we,” and “us” herein include Medley Capital Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated.

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

On August 1, 2014, the Company entered into an “At-The-Market” (“ATM”) equity distribution agreement with Goldman, Sachs & Co., Barclays Capital Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, Janney Montgomery Scott LLC, Ladenburg Thalmann & Co. Inc., MLV & Co. LLC, Maxim Group LLC, National Securities Corporation and Gilford Securities Incorporated, through which the Company could sell shares of its common stock having an aggregate offering price of up to $100.0 million. During the period from August 5, 2014 to September 30, 2014, the Company sold 671,278 shares of its common stock at an average price of $12.87 per share, and raised $8.7 million in net proceeds, under the ATM program.

On August 26, 2014, the Company completed a public offering of 5,000,000 shares of our common stock and an additional 750,000 shares of our common stock pursuant to the underwriters’ partial exercise of the over-allotment option at a public offering price of $13.02 per share, raising approximately $72.8 million in net proceeds.

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the public offering and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement.

Deferred Financing Costs

Financing costs, incurred in connection with our credit facilities, unsecured notes and SBA debentures (discussed in Note 5) are deferred and amortized over the life of the respective facility or instrument.

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

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Other fee income for the years ended September 30, 2014, 2013 and 2012 was approximately $29.1 million, $15.8 million and $6.2 million, respectively (discussed in Note 9).

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt.

Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as income when the services are rendered.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the years ended September 30, 2014, 2013 and 2012 the Company earned approximately $10.7 million, $9.1 million and $3.8 million in PIK, respectively.

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

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest Receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At September 30, 2014, four portfolio companies were on non-accrual status with a combined fair value of approximately $40.3 million, or 3.2% of the fair value of our portfolio. At September 30, 2013, one portfolio company was on PIK non-accrual status with a fair value of approximately $4.1 million, or 0.6% of the fair value of our portfolio. At September 30, 2012, we had no portfolio companies on non-accrual status.

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

The methodologies utilized by the Company in estimating its fair value of its investments categorized as Level 3 generally fall into the following two categories:

•	The “Market Approach” uses prices and other relevant information generated by market transactions involving identical or comparable (that is, similar) assets, liabilities, or a group of assets and liabilities, such as a business.

•	The “Income Approach” converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. When the income approach is used, the fair value measurement reflects current market expectations about those future amounts.

The Company uses third-party valuation firms to assist the board of directors in the valuation of its portfolio investments. The valuation reports generated by the third-party valuation firms consider the evaluation of financing and sale transactions with third parties, expected cash flows and market based information, including comparable transactions, performance multiples, and movement in yields of debt instruments, among other factors. Based on market data obtained from the third-party valuation firms, the Company uses a market yield analysis under the Income Approach or an enterprise model of valuation under the Market Approach, or a combination thereof. In applying the market yield analysis, the value of the Company’s loans is determined based upon inputs such as the coupon rate, current market yield, interest rate spreads of similar securities, the stated value of the loan, and the length to maturity. In applying the enterprise model, the Company uses a waterfall analysis, which takes into account the specific capital structure of the borrower and the related seniority of the instruments within the borrower’s capital structure into consideration. To estimate the enterprise value of the portfolio company, we weigh some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value.

The methodologies and information that the Company utilizes when applying the Market Approach for performing investments includes, among other things:

•	valuations of comparable public companies (Guideline Comparable approach),
•	recent sales of private and public comparable companies (Guideline Comparable approach),
•	recent acquisition prices of the company, debt securities or equity securities (Acquisition Price Approach),
•	external valuations of the portfolio company, offers from third parties to buy the company (Estimated Sales Proceeds approach),
•	subsequent sales made by the company of its investments (Expected Sales Proceeds approach); and
•	estimating the value to potential buyers.

The methodologies and information that the Company utilizes when applying the Income Approach for performing investments includes:

•	discounting the forecasted cash flows of the portfolio company or securities (Discounted Cash Flow “DCF” approach); and
•	Black-Scholes model or simulation models or a combination thereof (Income Approach – Option Model) with respect to the valuation of warrants.

For non-performing investments, we may estimate the liquidation or collateral value of the portfolio company’s assets and liabilities using an expected recovery model (Income Approach – Expected Recovery Analysis or Estimated Liquidation Proceeds).

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There is no provision for federal excise tax for 2014 accrued at September 30, 2014.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $1.6 million for the year ended September 30, 2014, and are recorded as deferred tax liability on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation/(depreciation) on investments in the consolidated statement of operations. There were no deferred tax liabilities for the years ended September 30, 2013 and 2012.

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

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended September 30, 2014, 2013 and 2012, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of distributions and closing fees as follows (dollars in thousands):

	For the years
	ended September 30
	2014	2013	2012
Capital in excess of par value	$(7,481,539)	$(2,892,459)	$(1,628,680)
Accumulated undistributed net investment income (loss)	7,837,283	3,108,554	1,683,680
Accumulated net realized gain (loss) from investments	$(355,744)	$(216,095)	$(55,000)

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended September 30, 2014, 2013 and 2012 were as follows:

	For the years
	ended September 30
	2014	2013	2012
Ordinary income	$64,544,920	$39,357,552	21,015,643
Distributions of long-term capital gains	989,866	632,121	245,740
Return of capital	7,481,540	2,892,459	1,593,179
Distributions on a tax basis	$73,016,326	$42,882,132	22,854,562

For federal income tax purposes, the cost of investments owned at September 30, 2014, 2013 and 2012 were approximately $1,253.4 million, $745.3 million and $397.5 million, respectively.

At September 30, 2014, 2013 and 2012, the components of distributable earnings/(accumulated deficits) on a tax basis detailed below differ from the amounts reflected in the Company’s Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain fee income and organizational expenses, as follows:

	As of
	September 2014	September 2013	September 2012
Undistributed net investment income	$—	$—	$—
Accumulated capital gains (losses)	—	—	(44,727)
Other temporary differences	(203,319)	(219,528)	(81,466)
Unrealized appreciation (depreciation)	(9,441,598)	3,951,233	4,429,816
Components of distributable earnings/(accumulated deficits) at year end	$(9,644,917)	$3,731,705	$4,303,623

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at September 30, 2014. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of September 30, 2014 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$776,904	60.9%	$747,740	60.0%
Senior Secured Second Lien Term Loans	359,835	28.2	359,209	28.8
Senior Secured Notes	60,482	4.8	56,121	4.5
Unsecured Debt	38,185	3.0	38,186	3.1
Equity/Warrants	39,859	3.1	44,282	3.6
Total	$1,275,265	100.0%	$1,245,538	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At September 30, 2014 and 2013, the total fair value of warrants was $11.6 million and $2.3 million, respectively, and were included in investments at fair value on the consolidated statement of assets and liabilities. Total realized and unrealized gains/losses related to warrants for the years ended September 30, 2014, 2013, and 2012 were $8.4 million, $0.6 million and $0.4 million, respectively and were recorded on the consolidated statement of operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements.  The company acquired warrants in 6 portfolio companies during the year ended September 30, 2014.

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2014 (dollars in thousands):

	Investments at	Percentage of
	Fair Value	Total Portfolio
Business Services	$141,825	11.4%
Buildings and Real Estate	128,332	10.3
Automobile	102,910	8.3
Oil and Gas	93,212	7.5
Aerospace & Defense	70,767	5.7
Home and Office Furnishings, Housewares, and Durable Consumer Products	67,008	5.4
Healthcare, Education and Childcare	66,518	5.3
Personal, Food and Miscellaneous Services	61,851	5.0
Retail Stores	55,753	4.5
Diversified/Conglomerate Manufacturing	50,134	4.0
Telecommunications	49,326	3.9
Mining, Steel, Iron and Nonprecious Metals	43,491	3.5
Leisure, Amusement, Motion Pictures, Entertainment	35,834	2.9
Chemicals, Plastics and Rubber	35,095	2.8
Finance	34,417	2.8
Personal and Nondurable Consumer Products (Manufacturing Only)	34,210	2.7
Beverage, Food and Tobacco	33,920	2.7
Containers, Packaging and Glass	32,440	2.6
Structure Finance Securities	27,317	2.2
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	25,852	2.1
Diversified/Conglomerate Service	25,604	2.0
Restaurant & Franchise	21,158	1.7
Electronics	8,039	0.6
Cargo Transport	525	0.1
Total	$1,245,538	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2013 (dollars in thousands):

	Investments at	Percentage of
	Fair Value	Total Portfolio
Personal, Food and Miscellaneous Services	$72,586	9.7%
Healthcare, Education and Childcare	64,138	8.6
Business Services	59,932	8.0
Personal and Nondurable Consumer Products (Manufacturing Only)	48,017	6.4
Automobile	43,733	5.8
Mining, Steel, Iron and Nonprecious Metals	42,743	5.7
Finance	42,182	5.6
Home and Office Furnishings, Housewares, and Durable Consumer Products	40,139	5.4
Retail Stores	39,196	5.2
Buildings and Real Estate	36,570	4.9
Oil and Gas	35,987	4.8
Restaurant & Franchise	32,249	4.3
Aerospace & Defense	29,567	3.9
Hotels, Motels, Inns and Gaming	26,018	3.5
Diversified/Conglomerate Service	25,336	3.4
Diversified/Conglomerate Manufacturing	23,608	3.2
Beverage, Food and Tobacco	16,863	2.2
Telecommunications	12,329	1.6
Cargo Transport	12,305	1.6
Containers, Packaging and Glass	12,000	1.6
Leisure, Amusement, Motion Pictures, Entertainment	9,791	1.3
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8,002	1.1
Electronics	7,977	1.1
Grocery	7,969	1.1
Total	$749,237	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at September 30, 2014 (dollars in thousands):

	Investments at Fair Value	Percentage
Midwest	$363,598	29.2%
West	277,875	22.3
Southeast	245,773	19.7
Southwest	204,172	16.4
Northeast	110,519	8.9
Mid-Atlantic	32,166	2.6
International	11,435	0.9
Total	$1,245,538	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2013 (dollars in thousands):

	Investments at Fair Value	Percentage
Midwest	$231,437	30.9%
West	182,195	24.3
Southeast	103,692	13.9
Southwest	101,386	13.5
Northeast	61,490	8.2
Mid-Atlantic	59,898	8.0
International	9,139	1.2
Total	$749,237	100.0%

Transactions With Affiliated Companies

During the years ended September 30, 2014 and 2013, the Company had investments in portfolio companies designated as controlled investments and affiliates under the 1940 Act. Transactions with control investments and affiliates were as follows:

Name of Investment	Fair Value at September 30, 2013	Purchases (Sales) of/Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Income Earned	Fair Value at September 30, 2014	Capital Loss
Controlled Investments
United Road Towing, Inc.	$-	$38,244,386	$-	$392,687	$38,244,386	$
Non-Controlled Affiliates
Amvestar	-	10,000,000	-	75,964	10,000,000
Cymax Stores, Inc.	9,139,377	$-	$-	$1,600,041	$11,434,667		$-
Total Controlled Investments and Non-Controlled Affiliates	$9,139,377	$48,244,386	$-	$2,068,692	$59,679,053		$-

Name of Investment	Fair Value at September 30, 2012	Purchases (Sales) of/Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Income Earned	Fair Value at September 30, 2013	Capital Loss
Non-Controlled Affiliates
Cymax Stores, Inc.	$8,208,006	$—	$—	$1,499,179	$9,139,377	$—
Total Non-Controlled Affiliates	$8,208,006	$—	$—	$1,499,179	$9,139,377	$—

Purchases (sales) of/advances (distributions) to affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the years ended September 30, 2014 and 2013, respectively. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from affiliates is included in total investment income on the consolidated statements of operations for the years ended September 30, 2014 and 2013, respectively.

Loan Participation Sales

The Company sells portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At September 30, 2014, there were 14 participation agreements outstanding with an aggregate fair value of $260.9 million. At September 30, 2013, there were 10 participation agreements outstanding with an aggregate fair value of $156.5 million. Such investments where the Company has retained a proportionate interest are included in the consolidated schedule of investments. All of these investments are classified within Level 3 of the fair value hierarchy, as defined in Note 4.

During the years ended September 30, 2014, 2013 and 2012, the Company made interest and principal payments to the sub-participant in the aggregate amount of $33.3 million, $9.9 million and $0.1 million, respectively. Under the terms of the participation agreements, the Company will make periodic payments to the sub-participant equal to the sub-participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2014 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$-	$747,740	$747,740
Senior Secured Second Lien Term Loans	-	-	359,209	359,209
Senior Secured Notes	-	2,487	53,634	56,121
Unsecured Debt	-	-	38,186	38,186
Equity/Warrants	-	-	44,282	44,282
Total	$-	$2,487	$1,243,051	$1,245,538

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended September 30, 2014 (dollars in thousands):

	Senior	Senior
	Secured	Secured
	First	Second	Senior
	Lien Term	Lien Term	Secured	Unsecured	Equities/
	Loans	Loans	Notes	Debt	Warrants	Total
Balance as of September 30, 2013	$408,802	$251,963	$77,259	$255	$2,955	$741,234
Purchases and other adjustments to cost	101,596	90,173	30,001	10	2,473	224,253
Originations	431,058	141,930	-	37,920	35,407	646,315
Sales	-	-	(6,160)	-	(5,053)	(11,213)
Settlements	(168,938)	(125,538)	(35,091)	-	-	(329,567)
Net realized gains (losses) from investments	(4,925)	64	905	-	5,041	1,085
Net transfers in and/or out of Level 3	-	-	(13,260)	-	-	(13,260)
Net unrealized gains (losses)	(19,853)	617	(20)	1	3,459	(15,796)
Balance as of September 30, 2014	$747,740	$359,209	$53,634	$38,186	$44,282	$1,243,051

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

Net change in unrealized loss included in earnings related to investments still held as of September 30, 2014 and 2013, was approximately $21.8 million and $8.9 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended September 30, 2014, one of our Senior Secured Notes with a fair value of $13.3 million transferred from Level 3 to Level 2 because of the increase in availability of the transaction data or the inputs to the valuation became observable. No investments were transferred in or out of the Level 3 category during the year ended September 30, 2013.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2014 (dollars in thousands):

	Fair Value	Valuation Technique (1)	Unobservable Input (1)	Range (Weighted Average)

Senior Secured First Lien Term Loans	$586,982	Income Approach (DCF)	Market yield	9.3% - 35.0% (12.8%)

Senior Secured First Lien Term Loans	19,211	Market Approach (Guideline Comparable)	EBITDA Multiple(2)	5.6x - 5.6x (5.6x)

Senior Secured First Lien Term Loans	118,862	Market Approach (Recent Acquisition Price)	Recent Arms-Length Transaction	N/A

Senior Secured First Lien Term Loans	4,212	Market Approach (Guideline Comparable)	Revenue Multiple(2)/ EBIDTA Multiple(2)	0.4x - 0.4x (0.4x)/4.2x - 4.2x (4.2x)

Senior Secured First Lien Term Loans	9,637	Market Approach (Guideline Comparable)	Revenue Multiple(2)/ Discount Rate	1.75x - 1.75x (1.75x) / 0.3x - 0.3x (0.3x)

Senior Secured First Lien Term Loans	8,836	Market Approach (Sales Proceed)	N/A	N/A

Senior Secured Second Lien Term Loans	266,930	Income Approach (DCF)	Market yield	9.3% - 21.3% (12.4%)

Senior Secured Second Lien Term Loans	92,279	Market Approach (Recent Acquisition Price)	Recent Arms-Length Transaction	N/A

Senior Secured Notes	17,566	Mark-to-Market	N/A	N/A

Senior Secured Notes	7,303	Income Approach (DCF)	Market yield	9.7% - 9.7% (9.7%)

Senior Secured Notes	28,765	Market Approach (Recent Acquisition Price)	Recent Arms-Length Transaction	N/A

Unsecured Debt	23,186	Income Approach (DCF)	Market yield	11.0% - 15.5% (11.1%)

Unsecured Debt	15,000	Market Approach (Recent Acquisition Price)	Recent Arms-Length Transaction	N/A

Equity/Warrants	9,286	Market Approach (Guideline Comparable)	EBIDTA Multiple(2)	4.3x - 8.3x (5.9x)

Equity	4,719	Income Approach (DCF)	Market yield	13.0% - 13.0% (13.0%)

Equity	21,244	Income Approach (Option-pricing Model)	EBITDA Multiple(2) /Discount Rate/Volatility	5.0x-5.0x (5.0x) / 13.0% - 13.0% (13.0%) / 25.0% - 25.0% (25.0%)

Warrants	-	Market Approach (Guideline Comparable)	Revenue Multiple(2) / Discount Rate	1.8x - 1.8x (1.8x) / 25.0% - 25.0% (25.0%)

Warrants	2,280	Market Approach (Guideline Comparable)	Revenue Multiple(2)	0.2x - 0.2x (0.2x)

Warrants	165	Income Approach (Option-pricing Model)	N/A	N/A

Warrants	-	Market Approach (Guideline Comparable)	Revenue Multiple(2) / EBITDA Multiple(2)	0.4x - 0.4x (0.4x) / 4.2x - 4.2x (4.2x)

Equity/Warrants	6,588	Market Approach (Recent Acquisition Price)	Recent Arms-Length Transaction	N/A

Total	$1,243,051

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2013 (dollars in thousands):

	Fair Value	Valuation Technique (1)	Unobservable Input (1)	Range (weighted average)
Senior Secured First Lien Term Loans	$404,041	Income Approach (DCF)	Market yield	10.0% - 50.6% (14.4%)

Senior Secured First Lien Term Loans	4,090	Cost recovery	EV coverage	N/A

Senior Secured First Lien Term Loans - Fee Note	671	Income Approach (DCF)	Market yield	0.0% - 14.9% (3.8%)

Senior Secured Second Lien Term Loans	251,963	Income Approach (DCF)	Market yield	9.3% - 20.7% (12.6%)

Senior Secured Notes	77,259	Income Approach (DCF)	Market yield	8.4% - 14.5% (12.2%)

Unsecured Debt	255	Income Approach (DCF)	Market yield	16.0% - 16.0% (16.0%)

Warrants	2,282	Market Approach (Guideline Comparable)	EBITDA multiple (2)	2.8x - 6.5x (5.3x)

Equity	673	Market Approach	Revenue multiple (2)	0.2x - 0.2x (0.2x)

Total	$741,234

(1) For purposes of the Company’s description of its valuation techniques in the table above, the prior year presentation has been updated to conform to that of the current year. In the prior year, our valuation technique of utilizing third party market yields to derive a discount rate in estimating the fair value of our debt investments was described as a market approach as it utilized third party yield data. In the current year, we have re-categorized this technique as an Income Approach (DCF). In the prior year, our valuation technique of estimating the fair value of our investments using EBITDA multiples was categorized as an Enterprise Valuation Analysis. In the current year we have re-categorized this technique as a Market Approach (Guideline Comparable).

(2) Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

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

The Company’s outstanding debt as of September 30, 2014 and September 30, 2013 was as follows (dollars in thousands):

	As of
	September 30, 2014			September 30, 2013
	Aggregate			Aggregate
	Principal	Principal		Principal	Principal
	Amount	Amount	Carrying	Amount	Amount	Carrying
	Available	Outstanding	Value	Available	Outstanding	Value
Revolving Credit Facility	$346,000	$146,500	$146,500	$245,000	$2,500	$2,500
Term Loan Facility	171,500	171,500	171,500	120,000	120,000	120,000
2019 Notes	40,000	40,000	40,000	40,000	40,000	40,000
2023 Notes	63,500	63,500	63,500	63,500	63,500	63,500
SBA Debentures	100,000	100,000	100,000	50,000	30,000	30,000
Total	$721,000	$521,500	$521,500	$518,500	$256,000	$256,000

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

As of September 30, 2014, total commitments under the Facilities are $517.5 million, comprised of $346.0 million committed to the Revolving Credit Facility and $171.5 million funded under the Term Loan Facility.

At September 30, 2014, the carrying amount of our borrowings under the Facilities approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2014 and September 30, 2013, the Facilities would be deemed to be Level 3, as defined in Note 4.

As of September 30, 2014 and September 30, 2013, $5.9 million and $3.8 million, respectively, of financing costs related to the Revolving Facility have been capitalized and are being amortized over their respective terms. As of September 30, 2014 and September 30, 2013, $3.1 million and $2.1 million of financing costs related to the Term Loan Facility have been capitalized and are being amortized over their respective terms.

For the years ended September 30, 2014 and 2013, the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities were as follows (dollars in thousands):

	For the years ended September 30
	2014	2013
Revolving Facility interest	$2,425	$1,012
Revolving Facility commitment fee	1,945	1,760
Term Facility interest	5,401	4,147
Amortization of deferred financing costs	1,424	1,100
Agency and Other Fees	78	81
Total interest and fees expense	$11,273	$8,100
Weighted average stated interest rate	3.9%	4.2%
Weighted average outstanding balance	$202,891	$122,401

As of September 30, 2014 and September 30, 2013, there was $146.5 million and $2.5 million, respectively, outstanding under the Revolving Facility. As of September 30, 2014 and September 30, 2013, there was $171.5 million and $120.0 million, respectively, outstanding under the Term Loan Facility.

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

At September 30, 2014, the carrying amount and fair value of the 2019 Notes was $40.0 million and $41.0 million, respectively. At September 30, 2013, the carrying amount and fair value of the 2019 Notes was $40.0 million and $42.0 million, respectively. At September 30, 2014, the carrying amount and fair value of the 2023 Notes was $63.5 million and $61.8 million, respectively. At September 30, 2013, the carrying amount and fair value of the 2023 Notes was $63.5 million and $60.6 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Unsecured Senior Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. At September 30, 2014 and September 30, 2013 the Unsecured Senior Notes would be deemed to be Level 1, as defined in Note 4.

As of September 30, 2014 and September 30, 2013, $1.5 million and $1.5 million, respectively, of financing costs related to the 2019 notes have been deferred and are being amortized over their respective terms. As of September 30, 2014 and September 30, 2013, $2.1 million and $2.1 million, respectively, of financing costs related to the 2023 notes have been deferred and are being amortized over their respective terms.

For the years ended September 30, 2014 and 2013, the components of interest expense, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the years ended September 30
	2014	2013
2019 Unsecured Notes interest	$2,850	$2,850
2023 Unsecured Notes interest	3,889	2,085
Amortization of deferred financing costs	422	324
Total interest and fees expense	$7,161	$5,259
Weighted average stated interest rate	6.51%	6.70%
Weighted average outstanding balance	$103,500	$74,196

As of September 30, 2014 and 2013, $40.0 million and $63.5 million in aggregate principal amount of the 2019 Notes and the 2023 notes were outstanding, respectively.

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

As of September 30, 2014, SBIC LP had $50.0 million in regulatory capital and had $100.0 million SBA-guaranteed debentures outstanding. As of September 30, 2013, SBIC LP had $50.0 million in regulatory capital and had $30.0 million SBA-guaranteed debentures outstanding.

Our fixed-rate SBA debentures as of September 30, 2014 and September 30, 2013 were as follows (dollars in thousands):

	September 30, 2014		September 30, 2013(1)
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate

September 2013	$5,000	4.404%	$5,000	4.404%
March 2014	39,000	3.951	-	-
September 2014	50,000	3.370	-	-
September 2014	6,000	3.775	-	-
Weighted Average Rate/Total	$100,000	3.673%	$5,000	4.404%

(1) The interest rate on the $5.0 million of outstanding debentures was fixed at an average annualized rate of 4.4%. The weighted average annualized interim financing rate on the remaining $25.0 million of outstanding debentures was 1.5% and was set to pool in March 2014.

As of September 30, 2014, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2014, and September 30, 2013 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 4.

As of September 30, 2014 and September 30, 2013, $3.4 million and $1.2 million, respectively, of financing costs related to the SBA Debentures have been deferred and are being amortized over their respective terms.

For the years ended September 30, 2014 and 2013, the components of interest, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the years ended September 30
	2014	2013
SBA Debentures interest	$1,375	$36
Amortization of deferred financing costs	324	53
Total interest and fees expense	$1,699	$89
Weighted average stated interest rate	2.7%	1.5%
Weighted average outstanding balance	$51,047	$2,452

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

For the years ended September 30, 2014, 2013, and 2012, the Company incurred base management fees to MCC Advisors of $17.7 million, $10.9 million and $5.5 million, respectively. For the years ended September 30, 2014, 2013, and 2012, we incurred $18.7 million, $11.6 million and $5.9 million in incentive fees related to pre-incentive fee net investment income, respectively.

For the years ended September 30, 2014 and 2013, $10.4 million and $6.9 million were included in “management and incentive fees payable,” in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the years ended September 30, 2014, 2013 and 2012, we incurred $3.4 million, $2.5 million and $1.5 million in administrator expenses, respectively.

Note 7. Related Party Transactions

Investment in Loan Participations

As discussed in Note 1, the Loan Assets contributed to the Company by MOF LP and MOF LTD upon consummation of the Company’s IPO were in the form of loan participations with an affiliated entity managed by affiliates of MCC Advisors. On June 30, 2011, the Company cancelled its participation agreements with an affiliate and executed loan assignment agreements for its investment in Bennu Glass, Inc., Velum Global Credit Management LLC (both were no longer held as of September 30, 2014) and Water Capital USA, Inc. The Company is now a direct lender of record to these borrowers.

The Company held an investment in Geneva Wood Fuels LLC through a participation agreement with an affiliated entity as of September 30, 2013, which was no longer held at the year ended September 30, 2014. On September 30, 2013, the principal amount related to this loan was $8.2 million. For the year ended September 30, 2014, there was no investment income related to this loan, as it was on non-accrual status and for the year ended September 30, 2013 total investment income related to this loan participation was $0.7 million.

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

Note 8. Commitments

As of September 30, 2014, we had commitments under loan and financing agreements to fund up to $70.2 million to 13 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. As of September 30, 2013, we had commitments under loan and financing agreements to fund up to $33.1 million to 6 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2014 and 2013 is shown in the table below (dollars in thousands):

	As of
	September 30, 2014	September 30, 2013
Red Skye Wireless LLC	$15,000	$15,000
Miratech Intermediate Holdings, Inc. (DDTL)	14,769	-
DreamFinders Homes - TLB	7,073	2,723
Sendero Drilling Company LLC	5,495	-
Merchant Cash and Capital LLC (First Lien)	5,297	-
Freedom Powersports LLC - (DDTL)	4,800	-
Nation Safe Drivers Holdings, Inc.	4,721	-
Autosplice, Inc	3,026	-
DLR Restaurants LLC	2,500	4,177
Meridian Behavioral Health, LLC (Term Loan B)	2,500	-
Be Green Manufacturing and Distribution Centers LLC - Delayed Draw TL	2,375	-
Tenere Acquisition Corp.	2,000	2,000
Be Green Manufacturing and Distribution Centers LLC - Revolver	479	-
AM3 Pinnacle Corporation	165	-
DreamFinders Homes - TLA	-	2,500
Lydell Jewelry Design Studio LLC	-	5,928
Physicians Care Alliance LLC	-	767
Total	$70,200	$33,095

Note 9. Other Fee Income

The other fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, transaction break-up fee and other miscellaneous fees. The following tables summarize the Company’s other fee income for the years ended September 30, 2014, 2013 and 2012 (dollars in thousands):

	For the years ended September 30
	2014	2013	2012
Origination fee	$16,818	$10,281	$5,379
Prepayment fee	8,728	3,343	122
Amendment fee	1,962	1,420	407
Transaction break-up fee	122	200	123
Administrative agent fee	573	276	85
Other fees	871	315	49
Other fee income	29,074	15,835	6,165

Note 10. Directors Fees

The independent directors receive an annual fee of $55,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the years ended September 30, 2014, 2013 and 2012, we accrued $0.6 million, $0.5 million and $0.5 million for directors’ fees expense, respectively.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the years ended September 30, 2014, 2013 and 2012 (dollars in thousands except share and per share amounts):

	For the years ended September 30
Basic and diluted	2014	2013	2012
Net increase in net assets from operations	$52,158	$39,418	$22,404
Weighted average common shares outstanding	47,366,892	30,246,247	17,919,310
Earnings per common share-basic and diluted	$1.10	$1.30	$1.25

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended September 30, 2014, 2013, 2012 and 2011:

	For the years ended September 30
	2014	2013	2012	2011
Per share data:
Net asset value per share at beginning of year	$12.70	$12.52	$12.57	$(0.01)

Net investment income (1)	1.58	1.53	1.31	0.56
Net realized gains on investments	0.01	0.01	0.00	0.01
Net unrealized appreciation/(depreciation) on investments	(0.46)	(0.24)	(0.06)	(0.01)
Provision for deferred taxes on unrealized gain/(loss) on investments	(0.03)	-	-	-
Net increase in net assets	1.10	1.30	1.25	0.56

Dividends declared	(1.48)	(1.45)	(1.20)	(0.37)

Issuance of common stock, net of underwriting costs	0.09	0.28	(0.02)	12.47
Offering costs	(0.01)	(0.02)	(0.01)	(0.08)
Other (2)	0.03	0.07	(0.07)	0.00

Net asset value at end of year	$12.43	$12.70	$12.52	$12.57
Net assets at end of year	$729,856,881	$509,834,455	$289,339,231	$217,652,696
Shares outstanding at end of year	58,733,284	40,152,904	23,110,242	17,320,468

Per share market value at end of year	$11.81	$13.79	$14.07	$10.08
Total return based on market value (3)	(3.98)%	9.01%	54.58%	(13.09)%
Total return based on net asset value (4)	9.73%	12.83%	10.30%	4.38%
Portfolio turnover rate	33.95%	25.25%	25.39%	1.37%

The following is a schedule of ratios and supplemental data for the years ended September 30, 2014, 2013, 2012 and 2011:

	For the years ended September 30
	2014	2013	2012	2011
Ratios: (5)(6)
Ratio of net investment income net of management fee waiver to average net assets	12.00%	11.19%	9.96%	6.46%
Ratio of total expenses net of management fee waiver to average net assets	10.40%	10.27%	8.90%	3.31%
Ratio of incentive fees to average net assets	3.00%	2.80%	2.49%	0.48%

Supplemental Data:
Ratio of operating expenses net of management fee waiver and credit facility related expenses to average net assets	7.40%	7.47%	6.39%	2.83%
Average debt outstanding (7)	$357,547,464	$198,994,397	$69,375,137	$-
Average debt outstanding per common share	$7.55	$6.58	$3.87	$-
Asset coverage ratio per unit (8)	2,732	3,256	3,630	N/A
Average market value per unit
Facilities (9)	N/A	N/A	N/A	N/A
SBA debentures (9)	N/A	N/A	N/A	N/A
Notes due 2019	$25.62	$25.61	25.47	N/A
Notes due 2023	$24.76	23.74	N/A	N/A

(1)

Net investment income based on total weighted average common stock outstanding equals $1.58 and $1.53 per share for the years ended September 30, 2014 and 2013, respectively. Net investment income excluding management fee waiver based on total weighted average common stock outstanding equals $1.31 per share and $0.56 per share for the years ended September 30, 2012 and 2011, respectively. MCC Advisors agreed to waive the base management fee payable with respect to cash and cash equivalents held by the Company through December 31, 2011.

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
(6)

For the year ended September 30, 2012, excluding the management fee waiver, the ratio of net investment income, operating expenses, incentive fees, credit facility related expenses and total expenses to average net assets is 9.95%, 4.29%, 2.49%, 2.12% and 8.92%, respectively. For the year ended September 30, 2011, excluding the management fee waiver, the ratio of net investment income, operating expenses, incentive fees, credit facility related expenses and total expenses to average net assets is 5.74%, 3.44%, 0.48%, 0.11% and 4.03% respectively.

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

The following table summarizes the Company’s dividend declarations and distributions during the years ended September 30, 2014 and 2013:

Date Declared	Record Date	Payment Date	Amount Per Share

For the year ended September 30, 2014
10/30/2013	11/22/2013	12/13/2013	$0.37
2/5/2014	2/26/2014	3/14/2014	0.37
5/1/2014	5/28/2014	6/13/2014	0.37
7/30/2014	8/27/2014	9/12/2014	0.37
			$1.48

Date Declared	Record Date	Payment Date	Amount Per Share
For the nine months ended September 30, 2013
11/1/2012	11/23/2012	12/14/2012	$0.36
1/30/2013	2/27/2013	3/15/2013	0.36
5/1/2013	5/24/2013	6/14/2013	0.36
7/31/2013	8/23/2013	9/13/2013	0.37
			$1.45

Note 14. Selected Quarterly Financial Data (Unaudited) (dollars in thousands)

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Total investment income	$38,252	$38,072	$31,398	$31,668
Net investment income	20,388	20,694	16,555	17,030
Net realized and unrealized gain/(loss)	(10,224)	(4,006)	(3,950)	(2,737)
Net unrealized appreciation/(depreciation) on participations	(124)	(29)	154	-
Provision for deferred taxes on unrealized gain/(loss) on investments (1)	(1,206)	(70)	(317)	-
Net increase/(decrease) in members’ equity/net assets resulting from operations (1)	8,834	16,589	12,442	14,293
Earnings per share	0.16	0.33	0.28	0.36
Net asset value per common share at year end	$12.43	$12.65	$12.69	$12.68

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Total investment income	$27,473	$23,591	$20,207	$17,719
Net investment income	14,355	12,030	10,396	9,617
Net realized and unrealized gain/(loss)	770	(8,873)	1,127	(4)
Net increase/(decrease) in members’ equity/net assets resulting from operations (1)	15,125	3,157	11,523	9,613
Earnings per share	0.43	0.10	0.40	0.39
Net asset value per common share at year end	$12.70	$12.65	$12.73	$12.69

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Total investment income	$14,065	$12,252	$9,973	$8,229
Net investment income	7,103	6,208	5,409	4,791
Net realized and unrealized gain/(loss)	234	(1,368)	429	(402)
Net increase/(decrease) in members’ equity/net assets resulting from operations (1)	7,337	4,840	5,838	4,389
Earnings per share	0.37	0.28	0.34	0.25
Net asset value per common share at year end	$12.52	$12.60	$12.63	$12.57

(1) Ending balance may not sum due to rounding.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended September 30, 2014, except as disclosed below.

On October 3, 2014 the Company funded $15.0 million of regulatory capital to SBIC LP and on November 21, 2014 it received an additional capital commitment of $30.0 million from the SBA.

On October 30, 2014, the Company’s board of directors declared a quarterly dividend of $0.37 per share payable on December 12, 2014, to stockholders of record at the close of business on November 26, 2014.

As of December 8, 2014, there was $192.5 million outstanding under the Revolving Credit Facility, $171.5 million outstanding under the Term Loan Facility, $40.0 and $63.5 million in aggregate principal amount of the 2019 Notes and the 2023 Notes, respectively, and $100.0 million in SBA debentures were outstanding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s evaluation under the framework in Internal Control—Integrated Framework , management concluded that our internal controls over financial reporting were effective as of September 30, 2014.

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

(c) Audit Report of the Registered Public Accounting Firm

Our internal controls over financial reporting as of September 30, 2014 have been audited by our independent registered public accounting firm, Ernst & Young LLP, as stated in its report titled "Report of Independent Registered Public Accounting Firm" on page F-2.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.      The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

b.      Exhibits:

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010.

4.2	Form of Indenture (Incorporated by reference to Exhibit 99.D.2 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-179237), filed on February 13, 2012).

4.3	First Supplemental Indenture, dated March 21, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 2 to the Registrant Statement on Form N-2 (File No. 333-179237), filed on March 21, 2012).

4.4	Second Supplemental Indenture, dated March 13, 2013, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 7 to the Registrant Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

10.1	Form of Amended and Restated Investment Management Agreement between Registrant and MCC Advisors LLC (Incorporated by reference to Exhibit 99.G to Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on N-2, filed on December 10, 2013).

10.2	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

10.3	Form of Administration Agreement (Incorporated by reference to Exhibit 99.K to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

10.4	Form of Sub-Administration Agreement (Incorporated by reference to Exhibit 99.K.4 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 22, 2010).

10.5	Form of Trademark License Agreement (Incorporated by reference to Exhibit 99.K.3 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

10.6	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

10.7	Senior Secured Revolving Credit Agreement among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated August 4, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2011).

10.8	Guarantee, Pledge and Security Agreement among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent, dated August 4, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2011).

10.9	Amendment No. 1, dated as of August 31, 2012, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2012).

10.10	Amendment No. 2, dated as of December 7, 2012, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment No. 1 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012 (Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2012).

10.11	Amendment No. 3, dated as of March 28, 2013, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1 and 2 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012 and December 7, 2012, respectively (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2013).

10.12	Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2012).

10.13	Amendment No. 1, dated as of December 7, 2012, to the Senior Secured Term Loan Credit Agreement dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2012).

10.14	Amendment No. 2, dated as of January 23, 2013, to the Senior Secured Term Loan Credit Agreement dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment No. 1 to the Senior Secured Term Loan Credit Agreement, dated as of January 23, 2013 (Incorporated by reference to the Current Report on Form 8-K filed on January 23, 2013).

10.15	Amendment No. 3, dated as of March 28, 2013, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1 and 2 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012 and January 23, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2013).

10.16	Amendment No. 4, dated as of May 1, 2013, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2 and 3 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012 and March 28, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on May 7, 2013).

10.17	Amendment No. 4, dated as of May 1, 2013, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2 and 3 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013 and March 28, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on May 7, 2013).

10.18	Amendment No. 5, dated as of June 2, 2014, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3 and 4 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012, March 28, 2013 and May 1, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on June 3, 2014).

10.19	Amendment No. 5, dated as of June 2, 2014, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3 and 4 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013, March 28, 2013 and May 1, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on June 3, 2014).

10.20	Incremental Assumption Agreement, dated as of February 10, 2012, made by Credit Suisse AG, Cayman Islands Branch, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2012).

10.21	Incremental Assumption Agreement dated as of March 30, 2012, made by Onewest Bank, FSB, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on April 4, 2012).

10.22	Incremental Assumption Agreement dated as of May 3, 2012, made by Doral Bank, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on May 3, 2012).

10.23	Incremental Assumption Agreement dated as of September 25, 2012, made by Stamford First Bank, a division of the Bank of New Canaan, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, as amended by Amendment No. 1, dated as of August 31, 2012, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 28, 2012).

14.1	Code of Business Conduct and Ethics of the Registrant (Incorporated by reference to Exhibit 14.1 to the Registrant’s 10-Q for the period ended June 30, 2011, filed on August 4, 2011).

14.2	Code of Business Ethics of MCC Advisors (Incorporated by reference to Exhibit 99.R.2 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

21.1	List of Subsidiaries

24	Power of attorney (included on the signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 8, 2014	Medley Capital Corporation

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on December 8, 2014.

/s/ Brook Taube	Chief Executive Officer and Chairman of the
Brook Taube	Board of Directors (Principal Executive Officer)

/s/ Richard T. Allorto, Jr.	Chief Financial Officer
Richard T. Allorto, Jr.	(Principal Financial and Accounting Officer)

/s/ Seth Taube	Director
Seth Taube

/s/ Jeff Tonkel	Director
Jeff Tonkel

/s/ Arthur S. Ainsberg	Director
Arthur S. Ainsberg

/s/ Karin Hirtler-Garvey	Director
Karin Hirtler-Garvey

/s/ John E. Mack	Director
John E. Mack

/s/ Richard A. Dorfman	Director
Richard A. Dorfman

