Form 10-Q
period 2014-12-31
Medley Capital Corp
filed 2015-02-09
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014
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

As of February 9, 2015 the Registrant had 58,733,284 shares of common stock, $0.001 par value, outstanding.

MEDLEY CAPITAL CORPORATION

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	December 31, 2014	September 30, 2014
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,230,939,132 and $1,215,421,753, respectively)	$1,162,863,860	$1,185,859,238
Controlled investments (amortized cost of $40,113,792 and $39,899,954, respectively)	38,244,294	38,244,386
Affiliated investments (amortized cost of $20,117,040 and $19,943,150, respectively)	21,634,907	21,434,667
Total investments at fair value	1,222,743,061	1,245,538,291
Cash and cash equivalents	41,814,354	36,731,488
Interest receivable	12,958,947	13,095,503
Deferred financing costs, net	11,389,191	11,688,339
Receivable for dispositions and investments sold	7,650,719	14,289,610
Fees receivable	1,176,602	1,930,079
Other assets	513,074	651,035
Deferred offering costs	247,029	222,104
Total assets	$1,298,492,977	$1,324,146,449

LIABILITIES
Revolving credit facility payable	$216,000,000	$146,500,000
Term loan payable	171,500,000	171,500,000
Notes payable	103,500,000	103,500,000
SBA debentures payable	100,000,000	100,000,000
Payable for investments originated, purchased and participated	-	54,995,000
Management and incentive fees payable (See note 6)	10,881,686	10,444,811
Accounts payable and accrued expenses	2,207,979	2,330,244
Interest and fees payable	1,843,286	2,096,171
Administrator expenses payable (See note 6)	1,021,811	1,012,466
Deferred tax liability	1,381,195	1,592,145
Deferred revenue	320,267	265,493
Due to affiliate	20,892	39,564
Offering costs payable	6,232	13,674
Total liabilities	$608,683,348	$594,289,568

Commitments (See note 8)

NET ASSETS
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 58,733,284 and 58,733,284 common shares issued and outstanding, respectively	$58,733	$58,733
Capital in excess of par value	739,443,065	739,443,065
Accumulated undistributed net investment income	20,332,513	21,673,794
Accumulated undistributed net realized gain/(loss) from investments	(216,584)	-
Net unrealized appreciation/(depreciation) on investments, net of deferred taxes	(69,808,098)	(31,318,711)
Total net assets	689,809,629	729,856,881

Total liabilities and net assets	$1,298,492,977	$1,324,146,449

NET ASSET VALUE PER SHARE	$11.74	$12.43

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended December 31
	2014	2013
	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/Non-affiliated investments:
Cash	$32,440,714	$22,064,232
Payment-in-kind	1,850,728	2,625,658
Affiliated investments:
Cash	464,552	276,989
Payment-in-kind	122,079	116,057
Controlled investments:
Cash	401,153	-
Payment-in-kind	484,203	-
Total interest income	35,763,429	25,082,936
Interest from cash and cash equivalents	1,645	1,954
Other fee income (See note 9)	4,083,857	6,583,348
Total investment income	39,848,931	31,668,238

EXPENSES
Base management fees (See note 6)	5,784,178	3,664,966
Incentive fees (See note 6)	5,097,508	4,257,715
Interest and financing expenses	6,356,502	4,540,246
Administrator expenses (See note 6)	1,021,811	671,996
Professional fees	532,692	614,323
Directors fees	173,536	151,125
Insurance	142,823	139,565
General and administrative	349,848	597,443
Total expenses	19,458,898	14,637,379
NET INVESTMENT INCOME	20,390,033	17,030,859

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	(216,584)	45,000
Net unrealized appreciation/(depreciation) on investments	(38,700,337)	(2,782,381)
Change in provision for deferred taxes on unrealized gain on investments	210,950	-
Net gain/(loss) on investments	(38,705,971)	(2,737,381)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(18,315,938)	$14,293,478

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.31)	$0.36
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.35	$0.42
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	58,733,284	40,162,592

DIVIDENDS DECLARED PER COMMON SHARE	$0.37	$0.37

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the three months ended December 31
	2014	2013
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$20,390,033	$17,030,859
Net realized gain/(loss) from investments	(216,584)	45,000
Net unrealized appreciation/(depreciation) on investments	(38,700,337)	(2,782,381)
Provision for deferred taxes on unrealized gain on investments	210,950	-
Net increase/(decrease) in net assets from operations	(18,315,938)	14,293,478
SHAREHOLDER DISTRIBUTIONS:
Distributions declared from net investment income	(21,731,314)	(14,856,574)
Net decrease in net assets from shareholder distributions	(21,731,314)	(14,856,574)
CAPITAL SHARE TRANSACTIONS:
Issuance of common stock under dividend reinvestment plan (0 and 46,909 shares, respectively)	-	624,336
Net increase in net assets from common share transactions	-	624,336
Total increase/(decrease) in net assets	(40,047,252)	61,240
Net assets at beginning of period	729,856,881	509,834,455
Net assets at end of period including accumulated undistributed net investment income of $20,332,513 and $14,358,908, respectively	$689,809,629	$509,895,695

Net asset value per common share	$11.74	$12.68
Common shares outstanding at end of period	58,733,284	40,199,813

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the three months ended December 31
	2014	2013
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS FROM OPERATIONS	$(18,315,938)	$14,293,478
ADJUSTMENTS TO RECONCILE NET INCREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(2,082,905)	(3,197,006)
Net amortization of premium/(discount) on investments	(387,216)	(107,987)
Amortization of deferred financing costs	599,148	495,788
Net realized (gain)/loss from investments	216,584	(45,000)
Net deferred income taxes	(210,950)	-
Net unrealized (appreciation)/depreciation on investments	38,700,337	2,782,381
Proceeds from sale and settlements of investments	98,691,113	110,806,727
Purchases, originations and participations	(112,342,683)	(179,460,387)
(Increase)/decrease in operating assets:
Interest receivable	136,556	555,564
Fees receivable	753,477	-
Other assets	137,961	(44,372)
Receivable for dispositions and investments sold	6,638,891	(2,186,043)
Increase (decrease)/in operating liabilities:
Payable for investments purchased, originated and participated	(54,995,000)	(54,013)
Management and incentive fees payable, net	436,875	1,023,028
Accounts payable and accrued expenses	(122,265)	324,666
Interest and fees payable	(252,885)	246,931
Administrator expenses payable	9,345	(29,212)
Deferred revenue	54,774	68,558
Due to affiliate	(18,672)	(78,083)
NET CASH USED BY OPERATING ACTIVITIES	(42,353,453)	(54,604,982)

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting costs	-	624,336
Offering costs paid	(32,367)	(131,843)
Borrowings on debt	69,500,000	115,100,000
Paydowns on debt	-	(7,700,000)
Financing costs paid	(300,000)	(847,149)
Payments of cash dividends	(21,731,314)	(14,856,574)
NET CASH PROVIDED BY FINANCING ACTIVITIES	47,436,319	92,188,770

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	5,082,866	37,583,788
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,731,488	8,557,899
CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,814,354	$46,141,687

Supplemental Information:
Interest paid during the period	$5,990,801	$3,778,184
Supplemental non-cash information
Payment-in-kind interest income	$2,457,010	$2,741,715
Net amortization of premium/(discount) on investments	$387,216	$107,987
Amortization of deferred financing costs	$(599,148)	$(495,788)
Issuance of common stock in connection with dividend reinvestment plan	$-	$624,336

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

December 31, 2014

(Unaudited)

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Non-Controlled/ Non-Affiliated Investments:

AAR Intermediate Holdings LLC(11)	Oil and Gas	Senior Secured First Lien Term Loan (LIBOR + 12.00%, 1.00% LIBOR Floor)(20)	3/30/2019	32,073,707	29,890,706	29,259,736	4.2%
		Senior Secured First Lien Term Loan (LIBOR + 12.00%, 1.00% LIBOR Floor)(20)	6/30/2015	2,874,954	2,874,954	2,851,062	0.4%
		Warrants to purchase 1.98% of outstanding company equity.	3/30/2019	-	2,274,480	1,713,683	0.2%
				34,948,661	35,040,140	33,824,481

Accupac, Inc.	Containers, Packaging and Glass	Senior Secured Second Lien Term Loan (12.29% Cash)	11/10/2018	10,000,000	10,000,000	10,000,000	1.4%
				10,000,000	10,000,000	10,000,000

Albertville Quality Foods, Inc. (11)	Beverage, Food and Tobacco	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap)(19)	10/31/2018	17,452,830	17,452,830	17,761,571	2.6%
				17,452,830	17,452,830	17,761,571

Allen Edmonds Corporation	Retail Stores	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(19)	5/27/2019	20,000,000	20,000,000	20,200,000	2.9%
				20,000,000	20,000,000	20,200,000

Alora Pharmaceuticals LLC (11)	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(19)	9/13/2018	13,037,500	13,037,500	13,221,981	1.9%
				13,037,500	13,037,500	13,221,981

AM3 Pinnacle Corporation(9)	Telecommunications	Senior Secured First Lien Term Loan (10.00%)	10/22/2018	7,467,265	7,467,265	7,467,265	1.1%
				7,467,265	7,467,265	7,467,265

ARBOC Specialty Vehicles LLC	Automobile	Senior Secured First Lien Term Loan (LIBOR + 12.50% Cash, 1.00% LIBOR Floor)(20)	3/21/2018	20,340,500	20,340,500	20,459,492	3.0%
				20,340,500	20,340,500	20,459,492

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2016	16,213,969	16,213,969	16,122,685	2.3%
				16,213,969	16,213,969	16,122,685

Autosplice, Inc. (9)	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.00% LIBOR Floor)(20)	6/30/2019	14,817,844	14,817,844	15,000,525	2.2%
				14,817,844	14,817,844	15,000,525

BayDelta Maritime LLC	Cargo Transport	Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	253,379	0.0%
				-	25,000	253,379

Be Green Manufacturing and Distribution Centers LLC (9)(12)	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor)(20)	12/13/2018	5,000,000	5,000,000	4,911,179	0.7%
		Senior Secured First Lien Delayed Draw (LIBOR + 10.00%, 1.00% LIBOR Floor)(20)	12/13/2018	2,625,000	2,625,000	2,550,983	0.4%
		Revolver (LIBOR + 10.00%, 1.00% LIBOR Floor)(20)	12/13/2018	354,167	354,167	337,767	0.0%
		1.63% Partnership Interest in RCAF VI CIV XXIII, L.P.		-	416,250	228,896	0.0%
				7,979,167	8,395,417	8,028,825

Brantley Transportation LLC (11)	Oil and Gas	Senior Secured First Lien Term Loan (12.00%)	8/2/2017	9,037,500	9,171,972	8,522,481	1.2%
				9,037,500	9,171,972	8,522,481

California Products Corporation	Chemicals, Plastics and Rubber	Senior Secured Second Lien Term Loan (13.00%)	5/27/2019	13,750,000	13,750,000	13,874,575	2.0%
				13,750,000	13,750,000	13,874,575

Calloway Laboratories, Inc.(10)(21)	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (17.00% PIK)	9/30/2015	33,582,744	28,948,477	11,034,929	1.6%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2015	-	68,433	-	0.0%
				33,582,744	29,016,910	11,034,929

CP OPCO LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan (LIBOR + 6.75% Cash, 1.00% LIBOR Floor)(20)	9/30/2020	20,000,000	20,000,000	20,000,000	2.9%
				20,000,000	20,000,000	20,000,000

ContMid, Inc.(11)	Automobile	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(19)	10/25/2019	15,000,000	15,000,000	15,000,000	2.2%
				15,000,000	15,000,000	15,000,000

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

ConvergeOne Holdings Corporation	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(20)	6/17/2021	12,500,000	12,381,548	12,312,750	1.8%
				12,500,000	12,381,548	12,312,750

Cornerstone Research & Development, Inc.	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(20)	4/28/2019	20,000,000	20,000,000	19,840,600	2.9%
		384.62 Units of Common Stock (13)	4/28/2019	-	400,000	84,226	0.0%
				20,000,000	20,400,000	19,924,826

Crow Precision Components LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(19)	9/30/2019	10,000,000	10,000,000	10,000,000	1.4%
				10,000,000	10,000,000	10,000,000

DLR Restaurants LLC (11)(12)	Restaurant & Franchise	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	23,073,183	23,073,183	23,533,032	3.4%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	267,886	267,886	267,886	0.0%
				23,341,069	23,341,069	23,800,918

DreamFinders Homes LLC (9) (12)	Buildings and Real Estate	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	10/1/2018	14,585,164	14,441,526	14,862,340	2.2%
		5,000 units of outstanding equity(24)	10/1/2018	-	180,000	2,715,502	0.4%
				14,585,164	14,621,526	17,577,842

Dynamic Energy Services International LLC	Oil and Gas	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(19)	3/6/2018	18,287,500	18,287,500	17,743,081	2.6%
				18,287,500	18,287,500	17,743,081

Essex Crane Rental Corp. (11)	Business Services	Senior Secured First Lien Term Loan (LIBOR + 10.50% Cash, 1.00% LIBOR Floor)(20)	5/13/2019	20,000,000	20,000,000	19,878,200	2.9%
				20,000,000	20,000,000	19,878,200

Exide Technologies (7)(10)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured Note (8.63%)	2/1/2018	10,000,000	8,335,950	466,100	0.1%
				10,000,000	8,335,950	466,100

FC Operating LLC	Retail Stores	Senior Secured First Lien Term Loan (LIBOR + 10.75% Cash, 1.25% LIBOR Floor)(20)	11/14/2017	10,350,000	10,350,000	9,833,328	1.4%
				10,350,000	10,350,000	9,833,328

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Freedom Powersports LLC(9)	Automobile	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.50% LIBOR Floor)(20)	9/26/2019	10,200,000	10,200,000	10,200,000	1.5%
		Senior Secured First Lien Delayed Draw (LIBOR + 11.50% Cash, 1.50% LIBOR Floor)(6)	9/26/2019	-	-	-	0.0%
				10,200,000	10,200,000	10,200,000

Harrison Gypsum LLC (11)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)(19)	12/21/2017	25,185,709	25,185,709	25,083,958	3.6%
				25,185,709	25,185,709	25,083,958

HD Vest, Inc.	Finance	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.25% LIBOR Floor)(19)	6/18/2019	8,750,000	8,750,000	8,766,975	1.3%
				8,750,000	8,750,000	8,766,975

Help/Systems LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(19)	6/28/2020	15,000,000	15,000,000	15,071,400	2.2%
				15,000,000	15,000,000	15,071,400

HGDS Acquisition LLC	Business Services	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.50% PIK)(19)	3/28/2018	10,192,547	10,192,547	10,141,584	1.5%
				10,192,547	10,192,547	10,141,584

Ingenio LLC	Personal, Food and Miscellaneous Services	Senior Secured First Lien Term Loan (11.25%)	3/14/2019	23,556,415	23,556,415	23,456,536	3.4%
				23,556,415	23,556,415	23,456,536

Integra Telecom	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor)(19)	2/22/2020	5,514,545	5,536,702	5,460,172	0.8%
				5,514,545	5,536,702	5,460,172

JD Norman Industries, Inc.	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term Loan (LIBOR + 10.25% Cash)(19)	3/6/2019	23,400,000	23,400,000	24,039,221	3.5%
				23,400,000	23,400,000	24,039,221

Jordan Reses Supply Company LLC	Healthcare, Education and Childcare	Senior Secured Second Lien Term Loan (LIBOR + 11.00%, 1.00% LIBOR Floor)	4/24/2020	20,000,000	20,000,000	20,000,000	2.9%
				20,000,000	20,000,000	20,000,000

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Lighting Science Group Corporation	Containers, Packaging and Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(20)	2/19/2019	15,493,177	14,659,274	14,736,645	2.1%
		Warrants to purchase 2.38% of the outstanding equity	2/19/2019	-	955,680	104,889	0.0%
				15,493,177	15,614,954	14,841,534

Linc Energy Finance (USA), Inc.(8)	Oil and Gas	Senior Secured Note (12.50%)	10/31/2017	3,500,000	3,419,149	3,528,945	0.5%
				3,500,000	3,419,149	3,528,945

Lucky Strike Entertainment, L.L.C.	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 2.00% PIK)(20)	12/24/2018	11,504,472	11,504,472	11,494,118	1.7%
				11,504,472	11,504,472	11,494,118

Lydell Jewelry Design Studio LLC (11)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 10.50%, 1.50% LIBOR Floor)(19)	9/13/2018	13,072,000	13,072,000	10,764,531	1.6%
		Warrants to purchase 13.3% of the outstanding membership units	9/13/2018	-	-	-	0.0%
				13,072,000	13,072,000	10,764,531

Marine Accessories Corporation	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 1.00% PIK)(19)	11/26/2018	9,952,785	9,952,785	10,132,632	1.5%
				9,952,785	9,952,785	10,132,632

Merchant Cash and Capital LLC (9)(12)	Structure Finance Securities	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor)(19)	3/4/2016	13,416,667	13,416,667	13,511,342	2.0%
		Senior Secured Second Lien Term Loan (12.00% Cash)	8/19/2016	15,000,000	15,000,000	15,000,000	2.2%
				28,416,667	28,416,667	28,511,342

Meridian Behavioral Health LLC (9)	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan A (LIBOR + 11.50%, 2.50% LIBOR Floor)(20)	11/14/2016	10,289,141	10,031,194	10,440,597	1.5%
		Senior Secured First Lien Term Loan B (LIBOR + 11.50%, 2.50% LIBOR Floor)(20)	11/14/2016	6,600,000	6,600,000	6,600,000	1.0%
		Warrants to purchase 8% of the outstanding equity	11/14/2016	-	536,296	2,146,744	0.3%
				16,889,141	17,167,490	19,187,341

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Miratech Intermediate Holdings, Inc. (9) (11)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(19)	5/9/2019	16,000,000	16,000,000	15,913,600	2.3%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(6)	5/9/2019	-	-	(79,754)	0.0%
				16,000,000	16,000,000	15,833,846

Modern VideoFilm, Inc. (10)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor, 3.00% PIK)(19)	9/25/2017	14,921,960	13,942,350	4,192,930	0.6%
		Warrants to purchase 5.6% of the outstanding equity	9/25/2017	-	339,573	-	0.0%
				14,921,960	14,281,923	4,192,930

Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(19)	3/10/2019	9,730,482	9,730,482	9,828,371	1.4%
				9,730,482	9,730,482	9,828,371

Nation Safe Drivers Holdings, Inc.(9)	Automobile	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(20)	9/29/2020	35,278,846	35,278,846	35,278,846	5.1%
				35,278,846	35,278,846	35,278,846

Nielsen & Bainbridge LLC	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Second Lien Term Loan (LIBOR + 9.25% Cash, 1.00% LIBOR Floor)(19)	8/15/2021	25,000,000	25,000,000	25,000,000	3.6%
				25,000,000	25,000,000	25,000,000

Northern Lights MIDCO LLC	Finance	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.50% LIBOR Floor)	11/24/2019	4,700,000	4,700,000	4,700,000	0.7%
				4,700,000	4,700,000	4,700,000

Northstar Aerospace, Inc.	Aerospace & Defense	Senior Secured Notes (10.25% Cash)	10/15/2019	25,000,000	25,000,000	25,000,000	3.6%
				25,000,000	25,000,000	25,000,000

Northstar Group Services, Inc.	Buildings and Real Estate	Unsecured Debt (11.00% Cash)	10/24/2019	22,920,000	22,920,000	23,126,280	3.4%
				22,920,000	22,920,000	23,126,280

Omnivere LLC	Business Services	Senior Secured First Lien Term Loan A (LIBOR + 12.00% Cash, 1.00% PIK)(20)	5/5/2019	21,702,057	20,911,714	17,286,840	2.5%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% Cash, 1.00% PIK)(20)	5/5/2019	3,184,326	3,184,326	2,536,485	0.4%
		Warrants to purchase outstanding equity(22)	5/5/2019	-	872,698	-	0.0%
				24,886,383	24,968,738	19,823,325

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Oxford Mining Company, LLC (9)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)	12/31/2018	11,864,407	11,864,407	11,864,407	1.7%
				11,864,407	11,864,407	11,864,407

Pegasus Solutions, Inc.(9)(11)	Business Services	Senior Secured First Lien Term Loan A (LIBOR + 9.00%, 1.50% LIBOR Floor)	11/10/2019	31,238,095	31,238,095	31,238,095	4.5%
		Senior Secured First Lien Term Loan B (LIBOR + 10.50% PIK)	2/10/2018	5,801,269	5,801,269	5,801,269	0.8%
		Equity - 1,230,769 Units(23)	2/10/2018	-	1,230,769	1,230,769	0.2%
				37,039,364	38,270,133	38,270,133

The Plastics Group Acquisition Corp	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,106,631	21,106,631	21,196,123	3.1%
				21,106,631	21,106,631	21,196,123

Prestige Industries LLC	Business Services	Senior Secured Second Lien Term Loan (18.00% PIK)	1/31/2017	6,930,477	6,852,490	6,367,307	0.9%
		Warrants to purchase 0.63% of the outstanding common units	1/31/2017	-	151,855	-	0.0%
				6,930,477	7,004,345	6,367,307

Prince Mineral Holding Corp.(8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (12.00%)	12/15/2019	6,800,000	6,737,281	7,215,956	1.1%
				6,800,000	6,737,281	7,215,956

RCS Management Corporation & Specialized Medical Services, Inc.(9)	Diversified/Conglomerate Service	Senior Secured Second Lien Term Loan ( LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)(19)	4/30/2015	28,637,523	28,637,523	28,637,523	4.2%
				28,637,523	28,637,523	28,637,523

Red Skye Wireless LLC (9)(12)	Retail Stores	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(19)	6/27/2018	27,440,799	27,440,799	27,925,132	4.0%
				27,440,799	27,440,799	27,925,132

Reddy Ice Corporation	Beverage, Food and Tobacco	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(19)	11/1/2019	17,000,000	17,000,000	15,866,950	2.3%
				17,000,000	17,000,000	15,866,950

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Response Team Holdings, LLC	Buildings and Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 2.00% LIBOR Floor)(19)	3/28/2019	25,344,298	25,344,298	25,477,609	3.7%
		Preferred Equity (12.00% PIK)	3/28/2019	5,073,868	4,691,776	4,841,789	0.7%
		Warrants to purchase 6.17% of the outstanding common units	3/28/2019	-	429,012	993,945	0.1%
				30,418,166	30,465,086	31,313,343

Safeworks LLC(11)	Buildings and Real Estate	Unsecured Debt (12.00% Cash)	1/31/2020	15,000,000	15,000,000	15,000,000	2.2%
				15,000,000	15,000,000	15,000,000

Sendero Drilling Company LLC (9) (12)	Oil and Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash)(19)	3/18/2019	18,836,188	18,138,002	17,836,662	2.6%
		Warrants to purchase 5.52% of the outstanding common units	3/18/2019	-	793,523	1,792,766	0.3%
				18,836,188	18,931,525	19,629,428

Seotowncenter, Inc.(11)	Business Services	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(20)	9/11/2019	27,500,000	27,500,000	27,500,000	4.0%
		3,249.697 shares of Common Stock(14)	9/11/2019	-	500,000	500,000	0.1%
				27,500,000	28,000,000	28,000,000

Stancor, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor)(19)	8/19/2019	7,000,000	7,000,000	7,000,000	1.0%
		250,000 Class A Units(15)	8/19/2019	-	250,000	250,000	0.0%
				7,000,000	7,250,000	7,250,000

T. Residential Holdings LLC	Buildings and Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	20,000,000	20,000,000	20,095,000	2.9%
				20,000,000	20,000,000	20,095,000

Taylored Freight Services LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(20)	11/1/2017	14,602,437	14,602,437	13,315,816	1.9%
				14,602,437	14,602,437	13,315,816

Tempel Steel Company(8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (12.00%)	8/15/2016	11,000,000	10,916,601	10,367,500	1.5%
				11,000,000	10,916,601	10,367,500

Tenere Acquisition Corp.(9)(12)	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	11,189,615	11,189,615	11,453,407	1.7%
				11,189,615	11,189,615	11,453,407

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Transtelco Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor)(19)	11/19/2017	19,008,000	19,008,000	19,067,875	2.8%
				19,008,000	19,008,000	19,067,875

Untangle, Inc.	Business Services	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash)(19)	4/18/2019	9,875,000	9,875,000	9,888,331	1.4%
				9,875,000	9,875,000	9,888,331

Velocity Pooling Vehicle LLC	Automobile	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(19)	5/14/2022	24,000,000	20,787,577	21,060,007	3.1%
				24,000,000	20,787,577	21,060,007

Water Capital USA, Inc.(10)	Finance	Senior Secured First Lien Term Loan (7.00% Cash, 7.00% PIK)	1/3/2015	27,456,140	27,298,353	-	0.0%
				27,456,140	27,298,353	-

Wheels Up Partners LLC (11)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(20)	10/15/2021	19,258,000	19,258,000	19,320,781	2.8%
				19,258,000	19,258,000	19,320,781

Window Products, Inc.	Buildings and Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 10.75% Cash, 1.00% LIBOR Floor)(20)	12/27/2019	14,000,000	14,000,000	13,985,720	2.0%
				14,000,000	14,000,000	13,985,720

Subtotal Non-Controlled / Non-Affiliated Investments				$1,237,719,589	$1,230,939,132	$1,162,863,860

Control Investments:(4)

United Road Towing Inc.	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash)(20)	2/21/2020	17,000,000	17,000,000	17,000,000	2.4%
		Preferred Equity Class C (8.00% PIK)	2/21/2020	18,802,789	17,466,376	18,572,831	2.7%
		Preferred Equity Class C-1 (8.00% PIK)	2/21/2020	171,314	171,314	59,250	0.0%
		Preferred Equity Class A-2 (8.00% PIK)	2/21/2020	4,709,728	4,378,005	1,514,112	0.2%
		65,809.73 Class B Common Units(16)	2/21/2020	-	1,098,097	1,098,101	0.2%
				40,683,831	40,113,792	38,244,294

Subtotal Control Investments				$40,683,831	$40,113,792	$38,244,294

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Affiliated Investments:

AmveStar Holdings LLC	Buildings and Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.0%
		Preferred Equity - 33,300 Units(17)	9/10/2019	-	3,330,000	3,330,000	0.5%
				6,670,000	10,000,000	10,000,000

Cymax Stores, Inc.(7)	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (10.00% Cash, 5.00% PIK)	8/1/2015	9,594,210	9,438,886	9,355,122	1.4%
		190 Class B Common Units (5)	8/1/2015	-	678,154	2,279,785	0.3%
				9,594,210	10,117,040	11,634,907

Subtotal Affiliated Investments				$16,264,210	$20,117,040	$21,634,907

Total Investments, December 31, 2014				$1,294,667,630	$1,291,169,964	$1,222,743,061	177.3%

(1)	All of our investments are domiciled in the United States except for Cymax Stores, Inc. which is domiciled in Canada and denominated in USD. Certain investments also have international operations.
(2)	Par amount includes accumulated PIK interest and is net of repayments.
(3)	Percentage is based on net assets of $689,809,629 as of December 31, 2014.
(4)	Control Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(5)	190 Class B Common Units represent 19% ownership of Cymax Stores, Inc.
(6)	The entire commitment was unfunded at December 31, 2014. As such, no interest is being earned on this investment.
(7)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part.
(8)	Securities are exempt from registration under Rule 144a of the Securities Act of 1933. These securities represent a fair value of $21.1 million and 3.0% of net assets as of December 31, 2014 and are considered restricted.
(9)	The investment has an unfunded commitment as of December 31, 2014 (See note 8).
(10)	The investment was on non-accrual status as of December 31, 2014.
(11)	A portion of this investment was sold via a participation agreement (See note 3).
(12)	Includes an analysis of the value of any unfunded loan commitments.
(13)	384.62 Units represents 1.961% ownership of INI Parent, Inc.
(14)	3,249.697 shares of Common Stock represents 2.917% ownership of Boostability Holdings, Inc.
(15)	250,000 Class A Units represents 0.882% ownership of Stancor, Inc.
(16)	65,809.73 Class B Common Units Represents 65.8% ownership of United Road Towing, Inc.
(17)	33,300 Units represents 18.167% ownership of Amvestar Holdings LLC.
(18)

Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $33.3 million, $79.6 million and $46.2 million, respectively. The tax cost of investments is $1,269.0 million.

(19)	The interest rate on these loans is subject to a base rate plus 1 Month LIBOR, which at December 31, 2014 was 0.16%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 1 Month LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR Floor.
(20)	The interest rate on these loans is subject to a base rate plus 3 Month LIBOR, which at December 31, 2014 was 0.23%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 3 Month LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR Floor.
(21)	Investment consists of senior secured first lien term loan A (par and fair value of $8,010,833 and $6,328,558, respectively), senior secured first lien term loan B (par and fair value of $20,312,300 and $2,234,353, respectively) and senior secured first lien term loan - Willow Street Medical Laboratory LLC (par and fair value of $5,259,612 and $2,472,018, respectively).
(22)	Warrants to purchase 12.50% of Omnivere Holding Company, LLC and 38.89% of Omnivere, LLC.
(23)	1,230,769 Units represents 4.17% ownership of Pegasus Solutions, Inc.
(24)	5,000 Common Units represents 5.0% ownership of Dream Finders Homes, LLC.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2014

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Non-Controlled/ Non-Affiliated Investments:

AAR Intermediate Holdings, LLC (11)	Oil and Gas	Senior Secured First Lien Term Loan (LIBOR + 12.00%, 1.00% LIBOR Floor) (20)	3/30/2019	36,831,683	34,324,994	34,323,923	4.7%
		Senior Secured First Lien Term Loan (LIBOR + 12.00%, 1.00% LIBOR Floor) (20)	6/30/2015	3,168,317	3,168,317	3,168,317	0.4%
		Warrants to purchase 1.98% of outstanding company equity.	3/30/2019	-	2,507,760	2,507,760	0.3%
				40,000,000	40,001,071	40,000,000

Accupac, Inc.	Containers, Packaging and Glass	Senior Secured Second Lien Term Loan (12.29% Cash)	11/10/2018	10,000,000	10,000,000	10,000,000	1.4%
				10,000,000	10,000,000	10,000,000

Aderant North America, Inc.	Electronics	Senior Secured Second Lien Term Loan (LIBOR + 8.75% , 1.25% LIBOR Floor) (19)	6/20/2019	4,550,000	4,550,000	4,614,519	0.6%
				4,550,000	4,550,000	4,614,519

Albertville Quality Foods, Inc. (11)	Beverage, Food and Tobacco	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap) (19)	10/31/2018	17,452,830	17,452,830	17,697,519	2.4%
				17,452,830	17,452,830	17,697,519

Allen Edmonds Corporation	Retail Stores	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (19)	5/27/2019	20,000,000	20,000,000	20,206,400	2.8%
				20,000,000	20,000,000	20,206,400

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Alora Pharmaceuticals LLC (11)	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (19)	9/13/2018	13,300,000	13,300,000	13,544,587	1.9%
				13,300,000	13,300,000	13,544,587

AM3 Pinnacle Corporation (9)	Telecommunications	Senior Secured First Lien Term Loan (10.00%)	10/22/2018	7,834,944	7,834,944	7,834,944	1.1%
				7,834,944	7,834,944	7,834,944

Amerit Fleet Services, Inc.	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK) (19)	12/21/2016	8,206,151	8,206,151	8,196,960	1.1%
				8,206,151	8,206,151	8,196,960

ARBOC Specialty Vehicles LLC	Automobile	Senior Secured First Lien Term Loan (LIBOR + 12.50% Cash, 1.00% LIBOR Floor) (20)	3/21/2018	20,965,500	20,965,500	21,149,368	2.9%
				20,965,500	20,965,500	21,149,368

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2016	16,131,380	16,131,380	16,131,380	2.2%
				16,131,380	16,131,380	16,131,380

Autosplice, Inc. (9)	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.00% LIBOR Floor) (20)	6/30/2019	14,817,844	14,817,844	14,817,844	2.0%
				14,817,844	14,817,844	14,817,844

BayDelta Maritime LLC	Cargo Transport	Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	524,692	0.1%
				-	25,000	524,692

Be Green Manufacturing and Distribution Centers LLC (9)(12)	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor) (20)	12/13/2018	5,000,000	5,000,000	4,928,350	0.7%
		Senior Secured First Lien Delayed Draw (LIBOR + 10.00%, 1.00% LIBOR Floor) (20)	12/13/2018	1,791,667	1,791,667	1,731,958	0.2%
		Revolver (LIBOR + 10.00%, 1.00% LIBOR Floor) (20)	12/13/2018	354,167	354,167	341,250	0.0%
		1.63% Partnership Interest in Be Green Packaging LLC		-	416,250	287,947	0.0%
				7,145,834	7,562,084	7,289,505

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Brantley Transportation LLC (11)	Oil and Gas	Senior Secured First Lien Term Loan (12.00%)	8/2/2017	9,375,000	9,520,135	9,375,000	1.3%
				9,375,000	9,520,135	9,375,000

California Products Corporation	Chemicals, Plastics and Rubber	Senior Secured Second Lien Term Loan (13.00%)	5/27/2019	13,750,000	13,750,000	13,879,800	1.9%
				13,750,000	13,750,000	13,879,800

Calloway Laboratories, Inc. (10)(21)	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (17.00% PIK)	9/30/2015	31,800,948	28,573,477	15,484,032	2.1%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2015	-	68,433	-	0.0%
				31,800,948	28,641,910	15,484,032

CP OPCO LLC	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan (LIBOR + 6.75% Cash, 1.00% LIBOR Floor) (20)	9/30/2020	20,000,000	20,000,000	20,000,000	2.7%
				20,000,000	20,000,000	20,000,000

ContMid, Inc. (11)	Automobile	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (19)	10/25/2019	15,000,000	15,000,000	15,000,000	2.1%
				15,000,000	15,000,000	15,000,000

ConvergeOne Holdings Corporation	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor) (20)	6/17/2021	12,500,000	12,378,218	12,458,750	1.7%
				12,500,000	12,378,218	12,458,750

Cornerstone Research & Development, Inc.	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor) (20)	4/28/2019	20,000,000	20,000,000	20,013,000	2.7%
		384.62 Units of Common Stock (13)	4/28/2019	-	400,000	346,272	0.0%
				20,000,000	20,400,000	20,359,272

Crow Precision Components LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor) (19)	9/30/2019	10,000,000	10,000,000	10,000,000	1.4%
				10,000,000	10,000,000	10,000,000

Dispensing Dynamics International (8)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Note (12.50%)	1/1/2018	2,800,000	2,759,638	3,031,000	0.4%
				2,800,000	2,759,638	3,031,000

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

DLR Restaurants LLC (9)(11)(12)	Restaurant & Franchise	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	20,434,015	20,434,015	20,892,695	2.9%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	265,166	265,166	265,166	0.0%
				20,699,181	20,699,181	21,157,861

DreamFinders Homes LLC (9) (12)	Buildings and Real Estate	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash) (20)	10/1/2018	12,296,397	12,145,238	12,470,916	1.7%
		Warrants to purchase 5% of outstanding equity	10/1/2018	-	180,000	1,748,827	0.2%
				12,296,397	12,325,238	14,219,743

Dynamic Energy Services International LLC	Oil and Gas	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor) (19)	3/6/2018	18,525,000	18,525,000	18,533,151	2.5%
				18,525,000	18,525,000	18,533,151

Essex Crane Rental Corp. (11)	Business Services	Senior Secured First Lien Term Loan (LIBOR + 10.50% Cash, 1.00% LIBOR Floor) (20)	5/13/2019	20,000,000	20,000,000	19,922,200	2.7%
				20,000,000	20,000,000	19,922,200

Exide Technologies (7)(10)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured Note (8.63%)	2/1/2018	10,000,000	8,335,950	2,487,500	0.3%
				10,000,000	8,335,950	2,487,500

FC Operating LLC	Retail Stores	Senior Secured First Lien Term Loan (LIBOR + 10.75% Cash, 1.25% LIBOR Floor) (20)	11/14/2017	10,350,000	10,350,000	9,854,959	1.4%
				10,350,000	10,350,000	9,854,959

Freedom Powersports LLC (9)	Automobile	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.50% LIBOR Floor) (20)	9/26/2019	10,200,000	10,200,000	10,200,000	1.4%
		Senior Secured First Lien Delayed Draw (LIBOR + 11.50% Cash, 1.50% LIBOR Floor) (6)	9/26/2019	-	-	-	0.0%
				10,200,000	10,200,000	10,200,000

GSG Fasteners, LLC (11)	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor) (19)	11/18/2018	8,662,500	8,662,500	8,835,750	1.2%
				8,662,500	8,662,500	8,835,750

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Harrison Gypsum LLC (11)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor) (19)	12/21/2017	25,459,294	25,459,294	25,078,678	3.4%
				25,459,294	25,459,294	25,078,678

HD Vest, Inc.	Finance	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.25% LIBOR Floor) (19)	6/18/2019	8,750,000	8,750,000	8,925,000	1.2%
				8,750,000	8,750,000	8,925,000

Help/Systems LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor) (19)	6/28/2020	15,000,000	15,000,000	15,208,500	2.1%
				15,000,000	15,000,000	15,208,500

HGDS Acquisition LLC	Business Services	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.50% PIK) (19)	3/28/2018	10,101,921	10,101,921	10,019,085	1.4%
				10,101,921	10,101,921	10,019,085

Ingenio LLC (22)	Personal, Food and Miscellaneous Services	Senior Secured First Lien Term Loan (11.25%)	3/14/2019	23,634,540	23,634,540	23,606,415	3.2%
				23,634,540	23,634,540	23,606,415

Integra Telecom	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor) (19)	2/22/2020	12,132,000	12,154,991	12,374,640	1.7%
				12,132,000	12,154,991	12,374,640

Interface Security Systems (8)	Electronics	Senior Secured Note (9.25%)	1/15/2018	3,333,000	3,333,000	3,424,659	0.5%
				3,333,000	3,333,000	3,424,659

JD Norman Industries, Inc.	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term Loan (LIBOR + 10.25% Cash) (19)	3/6/2019	23,700,000	23,700,000	23,790,060	3.4%
				23,700,000	23,700,000	23,790,060

Lexmark Carpet Mills, Inc.	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor, 2.50% LIBOR Cap) (19)	9/30/2018	29,875,880	29,875,880	30,573,482	4.2%
				29,875,880	29,875,880	30,573,482

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Lighting Science Group Corporation	Containers, Packaging and Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK) (20)	2/19/2019	15,415,114	14,544,245	14,985,957	2.1%
		Warrants to purchase 2.38% of the outstanding equity	2/19/2019	-	955,680	165,000	0.0%
				15,415,114	15,499,925	15,150,957

Linc Energy Finance (USA), Inc. (8)	Oil and Gas	Senior Secured Note (12.50%)	10/31/2017	3,500,000	3,413,382	3,765,335	0.5%
				3,500,000	3,413,382	3,765,335

Lucky Strike Entertainment, L.L.C.	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 2.00% PIK) (20)	12/24/2018	11,504,472	11,504,472	11,622,163	1.6%
				11,504,472	11,504,472	11,622,163

Lydell Jewelry Design Studio LLC (11)	Personal and Nondurable Consumer	Senior Secured First Lien Term Loan (LIBOR + 10.50%, 1.50% LIBOR Floor) (19)	9/13/2018	13,072,000	13,072,000	12,312,125	1.7%
	Products (Manufacturing Only)
		Warrants to purchase 13.3% of the outstanding membership units	9/13/2018	-	-	-	0.0%
				13,072,000	13,072,000	12,312,125

Marine Accessories Corporation	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 1.00% PIK) (19)	11/26/2018	9,927,669	9,927,669	10,031,115	1.4%
				9,927,669	9,927,669	10,031,115

Merchant Cash and Capital LLC (9)(12)	Structure Finance Securities	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor) (19)	3/4/2016	12,203,330	12,203,333	12,316,558	1.7%
		Senior Secured Second Lien Term Loan (12.00% Cash)	8/19/2016	15,000,000	15,000,000	15,000,000	2.2%
				27,203,330	27,203,333	27,316,558

Meridian Behavioral Health LLC (9)	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan A (LIBOR + 11.50%, 2.50% LIBOR Floor) (20)	11/14/2016	10,289,141	10,003,035	10,392,032	1.4%
		Senior Secured First Lien Term Loan B (LIBOR + 11.50%, 2.50% LIBOR Floor) (20)	11/14/2016	4,600,000	4,600,000	4,600,000	0.6%
		Warrants to purchase 8% of the outstanding equity	11/14/2016	-	536,296	2,138,477	0.3%
				14,889,141	15,139,331	17,130,509

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Miratech Intermediate Holdings, Inc. (9) (11)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (19)	5/9/2019	16,000,000	16,000,000	16,059,360	2.2%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (6)	5/9/2019	-	-	54,794	0.0%
				16,000,000	16,000,000	16,114,154

Modern VideoFilm, Inc. (10)	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor, 3.00% PIK) (19)	9/25/2017	14,433,924	13,567,026	4,211,819	0.6%
		Warrants to purchase 4.5% of the outstanding equity	9/25/2017	-	339,573	-	0.0%
				14,433,924	13,906,599	4,211,819

Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor) (19)	3/10/2019	9,792,982	9,792,982	9,947,124	1.4%
				9,792,982	9,792,982	9,947,124

Nation Safe Drivers Holdings, Inc. (9)	Automobile	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor) (20)	9/29/2020	35,278,846	35,278,846	35,278,846	4.8%
				35,278,846	35,278,846	35,278,846

Nielsen & Bainbridge LLC	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured Second Lien Term Loan (LIBOR + 9.25% Cash, 1.00% LIBOR Floor) (19)	8/15/2021	25,000,000	25,000,000	25,000,000	3.4%
				25,000,000	25,000,000	25,000,000

Northstar Aerospace, Inc.	Aerospace & Defense	Senior Secured Notes (10.25% Cash)	10/15/2019	25,000,000	25,000,000	25,000,000	3.4%
				25,000,000	25,000,000	25,000,000

Northstar Group Services, Inc. (23)	Buildings and Real Estate	Unsecured Debt (11.00% Cash)	10/24/2019	22,920,000	22,920,000	22,920,916	3.1%
				22,920,000	22,920,000	22,920,916

Omnivere LLC	Business Services	Senior Secured First Lien Term Loan A (LIBOR + 12.00% Cash, 1.00% PIK) (20)	5/5/2019	18,409,339	17,586,630	16,384,311	2.2%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% Cash, 1.00% PIK) (20)	5/5/2019	3,176,202	3,176,202	2,826,820	0.4%
		Warrants to purchase 12.50% of the outstanding equity	5/5/2019	-	872,698	-	0.0%
				21,585,541	21,635,530	19,211,131

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

The Plastics Group Acquisition Corp	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	20,999,119	20,999,119	21,215,200	2.9%
				20,999,119	20,999,119	21,215,200

Prestige Industries LLC	Business Services	Senior Secured Second Lien Term Loan (18.00% PIK)	1/31/2017	6,621,208	6,535,242	6,034,768	0.8%
		Warrants to purchase 0.63% of the outstanding common units	1/31/2017	-	151,855	-	0.0%
				6,621,208	6,687,097	6,034,768

Prince Mineral Holding Corp. (8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (12.00%)	12/15/2019	6,800,000	6,734,981	7,302,588	1.0%
				6,800,000	6,734,981	7,302,588

RCS Capital Corporation	Finance	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor) (19)	4/29/2021	7,200,000	7,200,000	7,338,600	1.0%
				7,200,000	7,200,000	7,338,600

RCS Management Corporation & Specialized Medical Services, Inc.	Diversified/Conglomerate Service	Senior Secured Second Lien Term Loan ( LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK) (19)	4/30/2015	25,604,168	25,604,168	25,604,168	3.5%
				25,604,168	25,604,168	25,604,168

Red Skye Wireless LLC (9)(12)	Retail Stores	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (19)	6/27/2018	25,065,799	25,065,799	25,691,626	3.5%
				25,065,799	25,065,799	25,691,626

Reddy Ice Corporation	Beverage, Food and Tobacco	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor) (19)	11/1/2019	17,000,000	17,000,000	16,222,930	2.2%
				17,000,000	17,000,000	16,222,930

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Response Team Holdings, LLC	Buildings and Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 2.00% LIBOR Floor) (19)	3/28/2019	25,280,688	25,280,688	25,646,246	3.5%
		Preferred Equity (12.00% PIK)	3/28/2019	4,922,899	4,524,750	4,719,386	0.6%
		Warrants to purchase 6.17% of the outstanding common units	3/28/2019	-	429,012	1,508,887	0.2%
				30,203,587	30,234,450	31,874,519

Safeworks LLC (11)	Buildings and Real Estate	Unsecured Debt (12.00% Cash)	1/31/2020	15,000,000	15,000,000	15,000,000	2.2%
				15,000,000	15,000,000	15,000,000

Sendero Drilling Company LLC (9) (12)	Oil and Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash) (19)	3/18/2019	19,080,000	18,350,454	18,808,201	2.6%
		Warrants to purchase 5.52% of the outstanding common units	3/18/2019	-	793,523	2,730,402	0.4%
				19,080,000	19,143,977	21,538,603

Seotowncenter, Inc. (11)	Business Services	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (20)	9/11/2019	27,500,000	27,500,000	27,500,000	3.8%
		3,249.697 shares of Common Stock (14)	9/11/2019	-	500,000	500,000	0.1%
				27,500,000	28,000,000	28,000,000

Stancor, Inc.	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor) (19)	8/19/2019	7,000,000	7,000,000	7,000,000	1.0%
		250,000 Class A Units (15)	8/19/2019	-	250,000	250,000	0.0%
				7,000,000	7,250,000	7,250,000

T. Residential Holdings LLC	Buildings and Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	20,000,000	20,000,000	20,250,000	2.8%
				20,000,000	20,000,000	20,250,000

Taylored Freight Services LLC	Business Services	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor) (20)	11/1/2017	14,529,667	14,529,667	12,777,970	1.8%
				14,529,667	14,529,667	12,777,970

Tempel Steel Company (8)	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Note (12.00%)	8/15/2016	11,000,000	10,905,262	11,110,000	1.5%
				11,000,000	10,905,262	11,110,000

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Tenere Acquisition Corp. (9)(12)	Diversified/ Conglomerate Manufacturing	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	11,132,618	11,132,618	11,526,596	1.6%
				11,132,618	11,132,618	11,526,596

Transtelco Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor) (19)	11/19/2017	19,056,000	19,056,000	19,169,192	2.6%
				19,056,000	19,056,000	19,169,192

Untangle, Inc.	Business Services	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash) (19)	4/18/2019	9,937,500	9,937,500	9,995,436	1.4%
				9,937,500	9,937,500	9,995,436

Velocity Pooling Vehicle LLC	Automobile	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor) (19)	5/14/2022	24,000,000	20,717,234	21,281,947	2.9%
				24,000,000	20,717,234	21,281,947

Water Capital USA, Inc. (10)	Finance	Senior Secured First Lien Term Loan (7.00% Cash, 7.00% PIK)	1/3/2015	26,973,612	26,973,612	18,153,241	2.5%
				26,973,612	26,973,612	18,153,241

Wheels Up Partners LLC (11)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor) (20)	10/15/2021	19,552,000	19,552,000	19,635,487	2.7%
				19,552,000	19,552,000	19,635,487

Window Products, Inc.	Buildings and Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 10.75% Cash, 1.00% LIBOR Floor) (20)	12/27/2019	14,000,000	14,000,000	14,066,360	1.9%
				14,000,000	14,000,000	14,066,360

Subtotal Non-Controlled / Non-Affiliated Investments				$1,222,128,441	$1,215,421,753	$1,185,859,238

Control Investments: (4)

United Road Towing Inc.	Personal, Food and Miscellaneous Services	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash) (20)	2/21/2020	17,000,000	17,000,000	17,000,000	2.3%

		Preferred Equity Class C (8.00% PIK)	2/21/2020	18,802,789	17,466,376	18,572,916	2.5%
		Preferred Equity Class A-2 (8.00% PIK)	2/21/2020	4,667,205	4,335,482	1,573,374	0.2%
		65,809.73 Class B Common Units (16)	2/21/2020	-	1,098,096	1,098,096	0.2%
				40,469,994	39,899,954	38,244,386

Subtotal Control Investments				$40,469,994	$39,899,954	$38,244,386

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Affiliated Investments:

AmveStar Holdings LLC	Buildings and Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	0.9%
		Preferred Equity - 33,300 Units (17)	9/10/2019	-	3,330,000	3,330,000	0.5%
				6,670,000	10,000,000	10,000,000

Cymax Stores, Inc. (7)	Home and Office Furnishings, Housewares, and Durable Consumer Products	Senior Secured First Lien Term Loan (10.00% Cash, 5.00% PIK)	8/1/2015	9,473,964	9,264,996	9,154,881	1.3%
		190 Class B Common Units (5)	8/1/2015	-	678,154	2,279,786	0.3%
				9,473,964	9,943,150	11,434,667

Subtotal Affiliated Investments				$16,143,964	$19,943,150	$21,434,667

Total Investments, September 30, 2014				$1,278,742,399	$1,275,264,857	$1,245,538,291	170.7%

(1)	All of our investments are domiciled in the United States except for Cymax Stores, Inc. which is domiciled in Canada and denominated in USD. Certain investments also have international operations.
(2)	Par amount includes accumulated PIK interest and is net of repayments.
(3)	Percentage is based on net assets of $729,856,881 as of September 30, 2014.
(4)	Control Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(5)	190 Class B Common Units represent 19% ownership of Cymax Stores, Inc.
(6)	The entire commitment was unfunded at September 30, 2014. As such, no interest is being earned on this investment.
(7)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part.
(8)	Securities are exempt from registration under Rule 144a of the Securities Act of 1933. These securities represent a fair value of $28.6 million and 3.9% of net assets as of September 30, 2014 and are considered restricted.
(9)	The investment has an unfunded commitment as of September 30, 2014 (See note 8).
(10)	The investment was on non-accrual status as of September 30, 2014.
(11)	A portion of this investment was sold via a participation agreement (See note 3).
(12)	Includes an analysis of the value of any unfunded loan commitments.
(13)	384.62 Units represents 1.961% ownership of INI Parent, Inc.
(14)	3,249.697 shares of Common Stock represents 2.917% ownership of Boostability Holdings, Inc.
(15)	250,000 Class A Units represents 0.882% ownership of Stancor, Inc.
(16)	65,809.73 Class B Common Units Represents 65.8% ownership of United Road Towing, Inc.
(17)	33,300 Units represents 18.167% ownership of Amvestar Holdings LLC.
(18)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $38.9 million, $45.0 million and $6.0 million, respectively. The tax cost of investments is $1,253.5 million.

(19)	The interest rate on these loans is subject to a base rate plus 1 Month LIBOR, which at September 30, 2014 was 0.16%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 1 Month LIBOR rate at September 30, 2014, the prevailing rate in effect at September 30, 2014 was the base rate plus the LIBOR Floor.
(20)	The interest rate on these loans is subject to a base rate plus 3 Month LIBOR, which at September 30, 2014 was 0.24%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 3 Month LIBOR rate at September 30, 2014, the prevailing rate in effect at September 30, 2014 was the base rate plus the LIBOR Floor.
(21)	Investment consists of senior secured first lien term loan A (par and fair value of $7,308,565 and $5,846,852, respectively), senior secured first lien term loan B (par and fair value of $19,454,808 and $6,614,635, respectively) and senior secured first lien term loan - Willow Street Medical Laboratory LLC (par and fair value of $5,037,575 and $3,022,545, respectively).
(22)	Investment changed its name from Ingenio Acquisition LLC during FY 2014.
(23)	Investment changed its name from NCM Group Holdings LLC during FY 2014.

See accompanying notes to consolidated financial statements.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2014

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

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Other fee income for the three months ended December 31, 2014 and 2013 was approximately $4.1 million and $6.6 million, respectively (discussed in Note 9).

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt.

Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as income when the services are rendered.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three months ended December 31, 2014 and 2013, the Company earned approximately $2.5 million and $2.7 million in PIK, respectively.

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

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest Receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At December 31, 2014, four portfolio companies were on non-accrual status with a combined fair value of approximately $15.7 million, or 1.3% of the fair value of our portfolio. At December 31, 2013, one portfolio company was on PIK non-accrual status with a fair value of approximately $4.1 million, or 0.5% of the fair value of our portfolio.

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

New Accounting Pronouncements

In June 2013, the FASB issued Accounting Standards Update 2013-08 “Financial Services-Investment Companies (Topic 946) Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”). ASU 2013-08 clarifies the characteristics of an investment company and requires reporting entities to disclose information about the following items: (i) the type and amount of financial support provided to investee companies, including situations in which the Company assisted an investee in obtaining financial support, (ii) the primary reasons for providing the financial support, (iii) the type and amount of financial support the Company is contractually required to provide to an investee, but has not yet provided, and (iv) the primary reasons for the contractual requirement to provide the financial support. The amendments in ASU 2013-08 are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There is no provision for federal excise tax for 2014 accrued at December 31, 2014 and September 30, 2014.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $(0.2) million for the three months ended December 31, 2014, and are recorded as deferred tax liability on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation/(depreciation) on investments in the consolidated statement of operations. There were no deferred tax liabilities for the three months ended December 31, 2013.

As of December 31, 2014 and September 30, 2014, $1.4 million and $1.6 million, respectively, were included in “Net unrealized appreciation/(depreciation) on investments, net of deferred taxes” in the accompanying consolidated statements of assets and liabilities.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at December 31, 2014 or September 30, 2014. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of December 31, 2014 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$800,381	62.0%	$739,508	60.5%
Senior Secured Second Lien Term Loans	356,955	27.6	354,551	29.0
Senior Secured Notes	54,409	4.2	46,579	3.8
Unsecured Debt	38,188	3.0	38,394	3.1
Equity/Warrants	41,237	3.2	43,711	3.6
Total	$1,291,170	100.0%	$1,222,743	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At December 31, 2014 and September 30, 2014, the total fair value of warrants was $7.2 million and $11.6 million, respectively, and were included in investments at fair value on the consolidated statement of assets and liabilities. Total realized and unrealized gains/losses related to warrants for the three months ended December 31, 2014 and 2013 were $(2.4) million and $0.8 million, respectively and were recorded on the consolidated statement of operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements.  The Company acquired warrants in 1 portfolio company during the three months ended December 31, 2014.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2014 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$173,069	14.2%
Buildings and Real Estate	131,098	10.7
Automobile	101,998	8.3
Healthcare, Education and Childcare	83,369	6.8
Oil and Gas	83,248	6.8
Aerospace & Defense	70,443	5.8
Personal, Food and Miscellaneous Services	61,701	5.0
Retail Stores	57,958	4.7
Mining, Steel, Iron and Nonprecious Metals	54,532	4.5
Diversified/Conglomerate Manufacturing	50,493	4.1
Telecommunications	41,824	3.4
Home and Office Furnishings, Housewares, and Durable Consumer Products	36,635	3.0
Leisure, Amusement, Motion Pictures, Entertainment	35,687	2.9
Chemicals, Plastics and Rubber	35,071	2.9
Beverage, Food and Tobacco	33,629	2.8
Containers, Packaging and Glass	32,870	2.7
Diversified/Conglomerate Service	28,639	2.4
Structure Finance Securities	28,511	2.3
Restaurant & Franchise	23,801	1.9
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	23,550	1.9
Personal and Nondurable Consumer Products (Manufacturing Only)	20,897	1.7
Finance	13,467	1.1
Cargo Transport	253	0.1
Total	$1,222,743	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2014 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$141,825	11.4%
Buildings and Real Estate	128,332	10.3
Automobile	102,910	8.3
Oil and Gas	93,212	7.5
Aerospace & Defense	70,767	5.7
Home and Office Furnishings, Housewares, and Durable Consumer Products	67,008	5.4
Healthcare, Education and Childcare	66,518	5.3
Personal, Food and Miscellaneous Services	61,851	5.0
Retail Stores	55,753	4.5
Diversified/Conglomerate Manufacturing	50,134	4.0
Telecommunications	49,326	3.9
Mining, Steel, Iron and Nonprecious Metals	43,491	3.5
Leisure, Amusement, Motion Pictures, Entertainment	35,834	2.9
Chemicals, Plastics and Rubber	35,095	2.8
Finance	34,417	2.8
Personal and Nondurable Consumer Products (Manufacturing Only)	34,210	2.7
Beverage, Food and Tobacco	33,920	2.7
Containers, Packaging and Glass	32,440	2.6
Structure Finance Securities	27,317	2.2
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	25,852	2.1
Diversified/Conglomerate Service	25,604	2.0
Restaurant & Franchise	21,158	1.7
Electronics	8,039	0.6
Cargo Transport	525	0.1
Total	$1,245,538	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at December 31, 2014 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Midwest	$386,126	31.6%
West	238,777	19.5
Southwest	237,609	19.4
Southeast	204,148	16.7
Northeast	111,958	9.2
Mid-Atlantic	32,490	2.7
International	11,635	0.9
Total	$1,222,743	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2014 (dollars in thousands):

	Investments at Fair Value	Percentage of Total Portfolio
Midwest	$363,598	29.2%
West	277,875	22.3
Southeast	245,773	19.7
Southwest	204,172	16.4
Northeast	110,519	8.9
Mid-Atlantic	32,166	2.6
International	11,435	0.9
Total	$1,245,538	100.0%

Transactions With Affiliated Companies

During the three months ended December 31, 2014 and 2013, the Company had investments in portfolio companies designated as controlled investments and affiliates under the 1940 Act. Transactions with control investments and affiliates were as follows:

Name of Investment	Fair Value at September 30, 2014	Purchases (Sales) of/Advances to Affiliates	Transfers In/(Out) of Affiliates	Income Earned	Fair Value at December 31, 2014	Capital Loss
Controlled Investments
United Road Towing, Inc.	$38,244,386	$-	$-	$885,356	$38,244,294	$-
Non-Controlled Affiliates
Amvestar	10,000,000	-	-	166,750	10,000,000	-
Cymax Stores, Inc.	11,434,667	$-	$-	419,881	11,634,907	-

Total Controlled Investments and Non-Controlled Affiliates	$59,679,053	$0	$-	$1,471,987	$59,879,201	$-

Name of Investment	Fair Value at September 30, 2013	Purchases (Sales) of/Advances to Affiliates	Transfers In/(Out) of Affiliates	Income Earned	Fair Value at December 31, 2013	Capital Loss
Non-Controlled Affiliates
Cymax Stores, Inc.	9,139,377	$-	$-	$393,046	$9,332,842	$-
Total Non-Controlled Affiliates	$9,139,377	$-	$-	$393,046	$9,332,842	$-

Purchases (sales) of/advances (distributions) to affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the three months ended December 31, 2014 and 2013, respectively. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from affiliates is included in total investment income on the consolidated statements of operations for the three months ended December 31, 2014 and 2013, respectively.

Loan Participation Sales

The Company sells portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At December 31, 2014, there were 14 participation agreements outstanding with an aggregate fair value of $283.5 million. At September 30, 2014, there were 14 participation agreements outstanding with an aggregate fair value of $260.9 million. Such investments where the Company has retained a proportionate interest are included in the consolidated schedule of investments. All of these investments are classified within Level 3 of the fair value hierarchy, as defined in Note 4.

During the three months ended December 31, 2014 and 2013, the Company made interest and principal payments to the sub-participant in the aggregate amount of $9.8 million and $22.5 million, respectively. Under the terms of the participation agreements, the Company will make periodic payments to the sub-participant equal to the sub-participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

Note 4. Fair Value Measurements

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

•	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

•	Level 2 - Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

•	Level 3 - Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and are based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of December 31, 2014 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$-	$739,508	$739,508
Senior Secured Second Lien Term Loans	-	-	354,551	354,551
Senior Secured Notes	-	10,834	35,745	46,579
Unsecured Debt	-	-	38,394	38,394
Equity/Warrants	-	-	43,711	43,711
Total	$-	$10,834	$1,211,909	$1,222,743

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended December 31, 2014 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2014	$747,740	$359,209	$53,634	$38,186	$44,282	$1,243,051
Purchases and other adjustments to cost	2,554	725	9	3	381	3,672
Originations	68,422	23,000	-	-	1,231	92,653
Sales	(3,470)	(17,826)	(6,419)	-	(233)	(27,948)
Settlements	(44,030)	(8,237)	-	-	-	(52,267)
Net realized gains (losses) from investments	-	(542)	325	-	-	(217)
Net transfers in and/or out of Level 3	-	-	(11,110)	-	-	(11,110)
Net unrealized gains (losses)	(31,708)	(1,778)	(694)	205	(1,950)	(35,925)
Balance as of December 31, 2014	$739,508	$354,551	$35,745	$38,394	$43,711	$1,211,909

The following table provides a reconciliation of the beginning and ending balances for investments that use level 3 inputs for the three months ended December 31, 2013 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2013	$408,802	$251,963	$77,259	$255	$2,955	$741,234
Purchases and other adjustments to cost	21,704	785	4,934	2	-	27,425
Issuance	70,426	65,680	-	-	417	136,523
Sales	-	-	(2,985)	-	-	(2,985)
Settlements	(59,761)	(29,242)	-	-	-	(89,003)
Net realized gains (losses) from investments	-	-	45	-	-	45
Net unrealized gains (losses)	(3,502)	968	(865)	-	821	(2,578)
Balance as of December 31, 2013	$437,669	$290,154	$78,388	$257	$4,193	$810,661

Net change in unrealized loss included in earnings related to investments still held as of December 31, 2014 and 2013, was approximately $31.5 million and $2.0 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended December 31, 2014, one of our Senior Secured Notes with a fair value of $10.4 million transferred from Level 3 to Level 2 because of the increase in availability of the transaction data or the inputs to the valuation became observable. No investments were transferred in or out of the Level 3 category during the three months ended December 31, 2013.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of December 31, 2014 (dollars in thousands):

	Fair Value	Valuation Technique (1)	Unobservable Input (1)	Range (Weighted Average)

Senior Secured First Lien Term Loans	$640,089	Income Approach (DCF)	Market yield	0.0% - 19.50% (12.09%)
				.
Senior Secured First Lien Term Loans	19,823	Market Approach (Guideline Comparable)	LTM and 2015 EBITDA Multiple	5.50x - 6.00x (5.75x); 5.50x - 6.00x (5.75x)

Senior Secured First Lien Term Loans	53,604	Market Approach (Recent Acquisition Price)	Recent Arms-Length Transaction	N/A

Senior Secured First Lien Term Loans	4,193	Market Approach (Guideline Comparable)	LTM and 2015 Revenue/EBITDA Multiple	0.33x - 0.43x (0.43x)/4.00x - 4.09x (4.09x)

Senior Secured First Lien Term Loans	11,035	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1) / Market Yield	1.65x - 1.81x (1.81x) /30.2%-31.2% (30.7%)

Senior Secured First Lien Term Loans	10,764	Market Approach (Guideline Comparable) and Income Approach (DCF)	LTM and 2015 EBITDA multiple, Discount Rate, Long-Term Growth Rate, Exit Multiple	4.5x to 5.0x/4.5x to 5.0x, 18.5% to 20.5%, 2.5% to 3.5%, 4.5x to 5.5x

Senior Secured Second Lien Term Loans	348,184	Income Approach (DCF)	Market yield	9.69% - 17.50% (12.03%)

Senior Secured Second Lien Term Loans	6,367	Income Approach (DCF)	Cost of equity	21.30% (21.30%)

Senior Secured Notes	35,745	Income Approach (DCF)	Market yield	9.91% - 12.16% (10.38%)

Unsecured Debt	38,394	Income Approach (DCF)	Market yield	11.0% - 15.66% (11.42%)

Equity	4,842	Income Approach (DCF)	Market yield	13.14% - 13.14% (13.14%)

Equity	84	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple	5.75x - 6.25x (6.25x)/5.75x - 6.25x (6.25x)

Equity	21,244	Option Model	EBITDA Multiple/Discount Rate/Volatility	5.5x-6.0x (6.0x) / 12.5% -14.5% (13.5%) / 12.0% - 51.0% (25.0%)

Equity	1,231	Market Approach (Recent Acquisition Price)	Recent Arms-length transaction	N/A

Warrants	-	Market Approach (Guideline Comparable)	LTM and 2015 EBITDA Multiple	5.50x - 6.00x (5.75x); 5.50x - 6.00x (5.75x)

Warrants	1,793	Market Approach (Guideline Comparable)	LTM and 2014 EBITDA Multiple	3.50x - 4.50x (3.62x); 3.50x - 4.00x (3.62x)

Warrants	-	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM and 2015 EBITDA multiple, Discount Rate, Long-Term Growth Rate, Exit Multiple	4.5x to 5.0x/4.5x to 5.0x, 18.5% to 20.5%, 2.5% to 3.5%, 4.5x to 5.5x

Warrants	-	Market Approach (Guideline Comparable)	LTM and 2015 Rev Multiple / EBITDA Multiple	0.33x - 0.43x (0.43x)/4.00x - 4.09x (4.09x)

Equity / Warrants	8,320	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	4.0x - 7.0x (6.21x)

Warrants	-	Market Approach (Guideline Comparable)	NTM EBITDA Multiple	4.5x - 5.0x (4.75x)

Warrants	-	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple / Market Yield	1.65x - 1.81x (1.81x) /30.2%-31.2% (30.7%)

Warrants	253	Market Approach (Guideline Comparable)/Option Model	LTM and NTM EBITDA Multiple, Volatilty	5.50x - 6.00x (6.00x); 5.00x - 5.50x (5.50x); 13.77% - 35.74% (45.0%)

Equity	229	Market Approach (Guideline Comparable)	2014 and NTM EBITDA Multiple	7.50x - 8.50x (8.50x); 7.50x - 8.50x (8.50x)

Equity	3,330	Market Approach (Guideline Comparable)	Capitalization rate	8.70%

Equity	2,280	Market Approach (Guideline Comparable)	LTM Revenue Multiple	0.10x - 0.20x (0.13x)

Warrants	105	Option Model	Volatility	90.80%

Total	$1,211,909

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2014 (dollars in thousands):

	Fair Value	Valuation Technique (1)	Unobservable Input (1)	Range (Weighted Average)

Senior Secured First Lien Term Loans	$586,982	Income Approach (DCF)	Market yield	9.3% - 35.0% (12.8%)

Senior Secured First Lien Term Loans	19,211	Market Approach (Guideline Comparable)	EBITDA Multiple (2)	5.6x - 5.6x (5.6x)

Senior Secured First Lien Term Loans	118,862	Market Approach (Recent Acquisition Price)	Recent Arms-Length Transaction	N/A

Senior Secured First Lien Term Loans	4,212	Market Approach (Guideline Comparable)	Revenue Multiple (2) / EBIDTA Multiple (2)	0.4x - 0.4x (0.4x)/4.2x - 4.2x (4.2x)

Senior Secured First Lien Term Loans	9,637	Market Approach (Guideline Comparable)	Revenue Multiple (2) / Discount Rate	1.75x - 1.75x (1.75x) / 0.3x - 0.3x (0.3x)

Senior Secured First Lien Term Loans	8,836	Market Approach (Sales Proceed)	N/A	N/A

Senior Secured Second Lien Term Loans	266,930	Income Approach (DCF)	Market yield	9.3% - 21.3% (12.4%)

Senior Secured Second Lien Term Loans	92,279	Market Approach (Recent Acquisition Price)	Recent Arms-Length Transaction	N/A

Senior Secured Notes	17,566	Mark-to-Market	N/A	N/A

Senior Secured Notes	7,303	Income Approach (DCF)	Market yield	9.7% - 9.7% (9.7%)

Senior Secured Notes	28,765	Market Approach (Recent Acquisition Price)	Recent Arms-Length Transaction	N/A

Unsecured Debt	23,186	Income Approach (DCF)	Market yield	11.0% - 15.5% (11.1%)

Unsecured Debt	15,000	Market Approach (Recent Acquisition Price)	Recent Arms-Length Transaction	N/A

Equity/Warrants	9,286	Market Approach (Guideline Comparable)	EBIDTA Multiple (2)	4.3x - 8.3x (5.9x)

Equity	4,719	Income Approach (DCF)	Market yield	13.0% - 13.0% (13.0%)

Equity	21,244	Income Approach (Option-pricing Model)	EBITDA Multiple (2) /Discount Rate/Volatility	5.0x-5.0x (5.0x) / 13.0% - 13.0% (13.0%) / 25.0% - 25.0% (25.0%)

Warrants	-	Market Approach (Guideline Comparable)	Revenue Multiple (2) / Discount Rate	1.8x - 1.8x (1.8x) / 25.0% - 25.0% (25.0%)

Warrants	2,280	Market Approach (Guideline Comparable)	Revenue Multiple (2)	0.2x - 0.2x (0.2x)

Warrants	165	Income Approach (Option-pricing Model)	N/A	N/A

Warrants	-	Market Approach (Guideline Comparable)	Revenue Multiple (2) / EBITDA Multiple (2)	0.4x - 0.4x (0.4x) / 4.2x - 4.2x (4.2x)

Equity/Warrants	6,588	Market Approach (Recent Acquisition Price)	Recent Arms-Length Transaction	N/A

Total	$1,243,051

(1)	For purposes of the Company’s description of its valuation techniques in the table above, the prior year presentation has been updated to conform to that of the current year. In the prior year, our valuation technique of utilizing third party market yields to derive a discount rate in estimating the fair value of our debt investments was described as a market approach as it utilized third party yield data. In the current year, we have re-categorized this technique as an Income Approach (DCF). In the prior year, our valuation technique of estimating the fair value of our investments using EBITDA multiples was categorized as an Enterprise Valuation Analysis. In the current year we have re-categorized this technique as a Market Approach (Guideline Comparable).
(2)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

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

The Company’s outstanding debt as of December 31, 2014 and September 30, 2014 was as follows (dollars in thousands):

	As of
	December 31, 2014			September 30, 2014
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$346,000	$216,000	$216,000	$346,000	$146,500	$146,500
Term Loan Facility	171,500	171,500	171,500	171,500	171,500	171,500
2019 Notes	40,000	40,000	40,000	40,000	40,000	40,000
2023 Notes	63,500	63,500	63,500	63,500	63,500	63,500
SBA Debentures	130,000	100,000	100,000	100,000	100,000	100,000
Total	$751,000	$591,000	$591,000	$721,000	$521,500	$521,500

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

As of December 31, 2014, total commitments under the Facilities are $517.5 million, comprised of $346.0 million committed to the Revolving Credit Facility and $171.5 million funded under the Term Loan Facility.

At December 31, 2014, the carrying amount of our borrowings under the Facilities approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2014 and September 30, 2014, the Facilities would be deemed to be Level 3, as defined in Note 4.

As of December 31, 2014 and September 30, 2014, $5.9 million and $5.9 million, respectively, of financing costs related to the Revolving Facility have been capitalized and are being amortized over their respective terms. As of December 31, 2014 and September 30, 2014, $3.1 million and $3.1 million of financing costs related to the Term Loan Facility have been capitalized and are being amortized over their respective terms.

For the three months ended December 31, 2014 and 2013, the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities were as follows (dollars in thousands):

	For the three months ended December 31
	2014	2013
Revolving Facility interest	$1,419	$387
Revolving Facility commitment fee	201	518
Term Facility interest	1,507	1,262
Amortization of deferred financing costs	372	325
Agency and Other Fees	20	20
Total interest and fees expense	$3,519	$2,512
Weighted average stated interest rate	3.2%	4.0%
Weighted average outstanding balance	$359,918	$162,263

As of December 31, 2014 and September 30, 2014, there was $216.0 million and $146.5 million, respectively, outstanding under the Revolving Facility. As of December 31, 2014 and September 30, 2014, there was $171.5 million outstanding under the Term Loan Facility.

Unsecured Senior Notes

On March 21, 2012, the Company issued $40.0 million in aggregate principal amount of 7.125% unsecured notes that mature on March 30, 2019 (the "2019 Notes"). The 2019 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 30, 2015. The 2019 Notes bear interest at a rate of 7.125% per year, payable quarterly on March 30, June 30, September 30 and December 31 of each year, beginning June 30, 2012. The 2019 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol "MCQ".

On March 18, 2013, the Company issued $60.0 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the "2023 Notes," and together with the 2019 Notes, the “Unsecured Notes”). The 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 30, 2016. The 2023 Notes bear interest at a rate of 6.125% per year, payable quarterly on March 30, June 30, September 30 and December 31 of each year, beginning June 30, 2013. The 2023 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol "MCV".

On March 26, 2013, the Company closed an additional $3.5 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes.

At December 31, 2014, the carrying amount and fair value of the 2019 Notes was $40.0 million and $40.2 million, respectively. At December 31, 2013, the carrying amount and fair value of the 2019 Notes was $40.0 million and $40.6 million, respectively. At December 31, 2014, the carrying amount and fair value of the 2023 Notes was $63.5 million and $62.6 million, respectively. At December 31, 2013, the carrying amount and fair value of the 2023 Notes was $63.5 million and $56.8 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Unsecured Senior Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. At December 31, 2014 and September 30, 2014 the Unsecured Senior Notes would be deemed to be Level 1, as defined in Note 4.

As of December 31, 2014 and September 30, 2014, $1.5 million and $1.5 million, respectively, of financing costs related to the 2019 notes have been deferred and are being amortized over their respective terms. As of December 31, 2014 and September 30, 2014, $2.1 million and $2.1 million, respectively, of financing costs related to the 2023 notes have been deferred and are being amortized over their respective terms.

For the three months ended December 31, 2014 and 2013, the components of interest expense, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the three months ended December 31
	2014	2013
2019 Unsecured Notes interest	$713	$713
2023 Unsecured Notes interest	972	972
Amortization of deferred financing costs	106	106
Total interest and fees expense	$1,791	$1,791
Weighted average stated interest rate	6.46%	6.46%
Weighted average outstanding balance	$103,500	$103,500

As of December 31, 2014 and 2013, $40.0 million and $63.5 million in aggregate principal amount of the 2019 Notes and the 2023 notes were outstanding, respectively.

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

As of December 31, 2014, SBIC LP had $65.0 million in regulatory capital and had $100.0 million SBA-guaranteed debentures outstanding. As of September 30, 2014, SBIC LP had $50.0 million in regulatory capital and had $100.0 million SBA-guaranteed debentures outstanding.

Our fixed-rate SBA debentures as of December 31, 2014 and September 30, 2014 were as follows (dollars in thousands):

	December 31, 2014		September 30, 2014
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate

September 2013	$5,000	4.404%	$5,000	4.404%
March 2014	39,000	3.951	39,000	3.951
September 2014	50,000	3.37	50,000	3.37
September 2014	6,000	3.775	6,000	3.775
Weighted Average Rate/Total	$100,000	3.673%	$100,000	3.673%

As of December 31, 2014, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2014, and September 30, 2014 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 4.

As of December 31, 2014 and September 30, 2014, $3.7 million and $3.4 million, respectively, of financing costs related to the SBA Debentures have been deferred and are being amortized over their respective terms.

For the three months ended December 31, 2014 and 2013, the components of interest, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the three months ended December 31
	2014	2013
SBA Debentures interest	$926	$172
Amortization of deferred financing costs	121	65
Total interest and fees expense	$1,047	$237
Weighted average stated interest rate	3.7%	1.9%
Weighted average outstanding balance	$100,000	$36,543

Note 6. Agreements

Investment Management Agreement

On January 19, 2011, the Company entered into an investment management agreement (the “Management Agreement”) with MCC Advisors. Pursuant to the Management Agreement, MCC Advisors implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. MCC Advisors is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the Management Agreement, we have agreed to pay MCC Advisors a management fee for investment advisory and management services consisting of a fee and an incentive fee.

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

For the three months ended December 31, 2014 and 2013, the Company incurred base management fees to MCC Advisors of $5.8 million and $3.7 million, respectively. For the three months ended December 31, 2014 and 2013, we incurred $5.1 million and $4.3 million in incentive fees related to pre-incentive fee net investment income, respectively.

As of December 31, 2014 and September 30, 2014, $10.9 million and $10.4 million were included in “management and incentive fees payable,” in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three months ended December 31, 2014 and 2013, we incurred $1.0 million and $0.7 million in administrator expenses, respectively.

Note 7. Related Party Transactions

Investment in Loan Participations

As discussed in Note 1, the Loan Assets contributed to the Company by MOF LP and MOF LTD upon consummation of the Company’s IPO were in the form of loan participations with an affiliated entity managed by affiliates of MCC Advisors. On June 30, 2011, the Company cancelled its participation agreements with an affiliate and executed loan assignment agreements for its investment in Bennu Glass, Inc., Velum Global Credit Management LLC (both were no longer held as of December 31, 2014) and Water Capital USA, Inc. The Company is now a direct lender of record to these borrowers.

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

Note 8. Commitments

As of December 31, 2014, we had commitments under loan and financing agreements to fund up to $74.6 million to 15 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. As of September 30, 2014, we had commitments under loan and financing agreements to fund up to $70.2 million to 13 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2014 and September 30, 2014 is shown in the table below (dollars in thousands):

	As of
	December 31, 2014	September 30, 2014
Miratech Intermediate Holdings, Inc. (DDTL)	$14,769	$14,769
Red Skye Wireless LLC	12,000	15,000
Oxford Mining Company LLC (DDTL)	8,136	-
Sendero Drilling Company LLC	5,495	5,495
RCS Management Corporation & Specialized Medical Services, Inc	5,000	-
Freedom Powersports LLC - (DDTL)	4,800	4,800
Nation Safe Drivers Holdings, Inc.	4,721	4,721
DreamFinders Homes - TLB	4,491	7,073
Merchant Cash and Capital LLC (First Lien)	4,083	5,297
Pegasus Solutions, Inc. - Revolver	3,048	-
Autosplice, Inc	3,026	3,026
Tenere Acquisition Corp.	2,000	2,000
Be Green Manufacturing and Distribution Centers LLC - Delayed Draw TL	1,542	2,375
AM3 Pinnacle Corporation	533	165
Meridian Behavioral Health, LLC (Term Loan B)	500	2,500
Be Green Manufacturing and Distribution Centers LLC - Revolver	479	479
DLR Resturants LLC	-	2,500
Total	$74,623	$70,200

Note 9. Other Fee Income

The other fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, transaction break-up fee and other miscellaneous fees. The following tables summarize the Company’s other fee income for the three months ended December 31, 2014 and 2013 (dollars in thousands):

	For the three months ended December 31
	2014	2013
Origination fee	$1,700	$3,031
Prepayment fee	1,070	3,026
Amendment fee	761	286
Transaction break-up fee	-	100
Administrative agent fee	145	114
Other fees	407	26
Other fee income	$4,083	$6,583

Note 10. Directors Fees

The independent directors receive an annual fee of $55,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended December 31, 2014 and 2013, we accrued $0.2 million for directors’ fees expense.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended December 31, 2014 and 2013(dollars in thousands except share and per share amounts):

	For the three months ended December 31
Basic and diluted	2014	2013

Net increase / (decrease) in net assets from operations	$(18,316)	$14,293
Weighted average common shares outstanding	58,733,284	40,162,592
Earnings per common share-basic and diluted	$(0.31)	$0.36

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended December 31, 2014 and 2013:

	For the three months ended December 31
	2014	2013
Per share data:
Net asset value per share at beginning of period	$12.43	$12.70

Net investment income (1)	0.35	0.42
Net realized gains on investments	-	-
Net unrealized appreciation/(depreciation) on investments	(0.66)	(0.07)
Provision for deferred taxes on unrealized gain/(loss) on investments	-	-
Net increase in net assets	(0.31)	0.36

Dividends declared	(0.37)	(0.37)

Issuance of common stock, net of underwriting costs	-	-
Offering costs	-	-
Other (2)	(0.01)	-

Net asset value at end of period	$11.74	$12.68
Net assets at end of period	$689,809,629	$509,595,695
Shares outstanding at end of period	58,733,284	40,199,813

Per share market value at end of period	$9.24	$13.85
Total return based on market value (3)	(18.48)%	3.23%
Total return based on net asset value (4)	(1.59)%	2.62%
Portfolio turnover rate	6.86%	12.95%

The following is a schedule of ratios and supplemental data for the three months ended December 31, 2014 and 2013:

	For the three months ended December 31
	2014	2013
Ratios: (5)
Ratio of net investment income, net of management fee waiver to average net assets	12.13%	14.97%
Ratio of total expenses net of management fee waiver to average net assets	11.57%	12.87%
Ratio of incentive fees to average net assets	3.03%	3.74%

Supplemental Data:
Ratio of operating expenses and credit facility related expenses to average net assets	8.54%	9.12%
Percentage of non-recurring fee income (6)	9.88%	20.43%
Average debt outstanding (7)	$563,418,478	$302,306,522
Average debt outstanding per common share	$9.59	$7.53
Asset coverage ratio per unit (8)	2,405	2,596
Average market value per unit
Facilities (9)	N/A	N/A
SBA debentures (9)	N/A	N/A
Notes due 2019	$25.46	$25.76
Notes due 2023	$24.41	$23.19

(1)	Net investment income based on total weighted average common stock outstanding equals $0.35 and $0.42 per share for the three months ended December 31, 2014 and 2013, respectively.
(2)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(4)	Total annual return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(5)	Ratios are annualized.
(6)	Represents the impact of the non-recurring fees over net investment income.
(7)	Based on daily weighted average balance of debt outstanding during the period.
(8)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(9)	The Facilities and SBA debentures are not registered for public trading.

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

The following table summarizes the Company’s dividend declarations and distributions during the three months ended December 31, 2014 and 2013:

Date Declared	Record Date	Payment Date	Amount Per Share
For the three months ended December 31, 2014
10/30/2014	11/26/2014	12/12/2014	0.37
			$0.37

Date Declared	Record Date	Payment Date	Amount Per Share
For the three months ended December 31, 2013
10/30/2013	11/22/2013	12/13/2013	0.37
			$0.37

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended December 31, 2014, except as disclosed below.

On February 5, 2015, the Company’s board of directors declared a quarterly dividend of $0.30 per share payable on March 13, 2015, to stockholders of record at the close of business on February 25, 2015.

On February 5, 2015, the Company’s board of directors approved a share repurchase plan to repurchase equity interests up to an aggregate amount of $30 million between the period of the approval date and February 5, 2016.

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

Portfolio and Investment Activity

As of December 31, 2014, our portfolio consisted of investments in 76 portfolio companies with a fair value of approximately $1,222.7 million. During the three months ended December 31, 2014, we invested $74.8 million in 4 new portfolio companies and $19.1 million in 10 existing portfolio companies, and we had $80.2 million in aggregate amount of exits and repayments, resulting in net investments of $13.7 million for the period.

As of December 31, 2013, our portfolio consisted of investments in 63 portfolio companies with a fair value of approximately $818.5 million. During three months ended December 31, 2013, we invested $147.6 million in 12 new portfolio companies and $13.0 million in 5 existing portfolio companies, and we had $92.0 million in aggregate amount of exits and repayments, resulting in net investments of $68.6 million for the year.

As of December 31, 2014, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $17.0 million and $16.1 million, and $38.3 million and $38.3 million, respectively.

As of December 31, 2013, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $13.2 million and $13.0 million, and $26.0 million and $26.0 million, respectively.

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2014 (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$800,381	62.0%	$739,508	60.5%
Senior Secured Second Lien Term Loans	356,955	27.6	354,551	29.0
Senior Secured Notes	54,409	4.2	46,579	3.8
Unsecured Debt	38,188	3.0	38,394	3.1
Equity/Warrants	41,237	3.2	43,711	3.6
Total	$1,291,170	100.0%	$1,222,743	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2014 (dollars in thousands):

	Investments at Amortized Cost	Percentage	Investments at Fair Value	Percentage
Senior Secured First Lien Term Loans	$776,904	60.9%	$747,740	60.0%
Senior Secured Second Lien Term Loans	359,835	28.2	359,209	28.8
Senior Secured Notes	60,482	4.8	56,121	4.5
Unsecured Debt	38,185	3.0	38,186	3.1
Equity/Warrants	39,859	3.1	44,282	3.6
Total	$1,275,265	100.0%	$1,245,538	100.0%

As of December 31, 2014, the weighted average loan to value ratio (“LTV”) of our portfolio investments based upon fair market value was approximately 58.9%. We believe that the LTV ratio for a portfolio investment is a useful indicator of the riskiness of the portfolio investment, or its likelihood of default. As part of our investment strategy, we seek to structure transactions with downside protection and seek LTVs of lower than 65%. We regularly evaluate the LTV of our portfolio investments and believe that LTV is a useful indicator for management.

As of December 31, 2014, our income-bearing investment portfolio, which represented nearly 97.2% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 12.5%, and 74.5% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 25.5% bore interest at fixed rates.

MCC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on the following categories, which we refer to as MCC Advisors’ investment credit rating:

Credit Rating	Definition

1	Investments that are performing above expectations.

2	Investments that are performing within expectations, with risks that are neutral or favorable compared to risks at the time of origination.

All new loans are rated ‘2’.

3	Investments that are performing below expectations and that require closer monitoring, but where no `loss of interest, dividend or principal is expected.

Companies rated ‘3’ may be out of compliance with financial covenants, however, loan payments are generally not past due.

4	Investments that are performing below expectations and for which risk has increased materially since origination.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2014 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$86,397	7.1%
2	1,080,231	88.3
3	40,421	3.3
4	-	-
5	15,694	1.3
Total	$1,222,743	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2014 (dollars in thousands):

Investment Performance Rating	Investments at Fair Value	Percentage
1	$64,873	5.2%
2	1,121,981	90.1
3	18,347	1.5
4	-	-
5	40,337	3.2
Total	$1,245,538	100.0%

Results of Operations

Operating results for the three months ended December 31, 2014 and 2013 are as follows (dollars in thousands):

	For the three months ended December 31
	2014	2013

Total investment income	$39,849	$31,668
Total expenses, net	19,459	14,637
Net investment income	20,390	17,030
Net realized gains (losses)	(217)	45
Net unrealized gains (losses)	(38,700)	(2,783)
Provision for deferred taxes on unrealized gains/(loss) on investments	211	-
Net increase in net assets resulting from operations	$(18,316)	$14,293

Investment Income

For the three months ended December 31, 2014, investment income totaled $39.9 million, of which $35.8 million was attributable to portfolio interest and $4.1 million to other fee income. For the three months ended December 31, 2013, investment income totaled $31.7 million, of which $25.1 million was attributable to portfolio interest and $6.6 million to other fee income.

Operating Expenses

Operating expenses for the three months ended December 31, 2014 and 2013 were as follows (dollars in thousands):

	For the three months ended December 31
	2014	2013
Base management fees	$5,784	$3,665
Incentive fees	5,098	4,258
Interest and financing expenses	6,357	4,540
Administrator expenses	1,022	672
Professional fees	532	614
Directors fees	173	151
Insurance	143	140
General and administrative	350	597
Expenses	$19,459	$14,637

For the three months ended December 31, 2014, total operating expenses increased by $4.8 million, or 32.9%, compared to the three months ended December 31, 2013.

Interest and financing expenses were higher in the three months ended December 31, 2014 than the three months ended December 31, 2013 as a result of increase in commitment on a four-year senior secured revolving credit facility, issuing $40.0 million in aggregate principal amount of 7.125% unsecured notes that mature on March 30, 2019 (the “2019 Notes“), an increase in commitment on a five-year senior secured term loan credit facility, issuing $63.5 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes“) and issuing SBA-guaranteed debentures.

Excluding interest and financing expenses, expenses increased for the three months ended December 31, 2014 compared to the three months ended December 31, 2013 due to an increase in professional fees, base management fees, incentive fees, administrative service fees and general administrative expenses. Professional fees and administrative service fees have increased due to higher legal, audit, valuation services and administrator expenses. Base management fees, which are calculated based on average gross assets, increased due to the growth in the portfolio throughout the period. The incentive fee increased as a result of the increase in pre-incentive fee net investment income.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended December 31, 2014 and 2013, we recognized $0.2 million of realized losses and $45,000 realized gains on our portfolio investments, respectively.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended December 31, 2014 and 2013, we had $38.7 million and $2.8 million of unrealized depreciation, respectively, on portfolio investments.

Provision for Deferred Taxes on Unrealized Appreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended December 31, 2014, the Company recognized a provision for deferred tax on unrealized losses of $0.2 million for consolidated subsidiaries, respectively. For the three months ended December 31, 2013 the Company did not recognize a provision for deferred tax on unrealized gain.

Changes in Net Assets from Operations

For the three months ended December 31, 2014, we recorded a net decrease in net assets resulting from operations of $18.3, as a result of the factors discussed above. For the three months ended December 31, 2013, we recorded a net increase in net assets resulting from operations of $14.3 million. Based on 58,733,284 and 40,162,592 weighted average common shares outstanding for the three months ended December 31, 2014 and 2013, respectively, our per share net decrease in net assets resulting from operations was $0.31 for the three months ended December 31, 2014 compared to a per share net increase in net assets from operations of $0.36 for the three months ended December 31, 2013.

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

On March 21, 2012, we issued $40.0 million in aggregate principal amount of the 2019 Notes. The 2019 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after March 30, 2015. The 2019 Notes bear interest at a rate of 7.125% per year, payable quarterly on March 30, June 30, September 30 and December 31 of each year, beginning June 30, 2012. The 2019 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MCQ”. As of December 31, 2013, $40.0 million in aggregate principal amount of the 2019 Notes were outstanding.

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

On March 18, 2013, the Company issued $60.0 million in aggregate principal amount of the 2023 Notes. The 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 30, 2016. The 2023 Notes bear interest at a rate of 6.125% per year, payable quarterly on March 30, June 30, September 30 and December 31 of each year, beginning June 30, 2013. The 2023 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol "MCV".

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

Concurrently with the effectiveness of the Amendments, the Company closed an additional $101 million of commitments under its Revolving Credit Facility and an additional $51.5 million of commitments under its Term Loan Facility

As of December 31, 2014, total commitments under the Facilities are $517.5 million, comprised of $346 million committed to the Revolving Credit Facility and $171.5 million funded under the Term Loan Facility.

As of December 31, 2014, we had $41.8 million in cash. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

As of December 31, 2014, SBIC LP had $65.0 million in regulatory capital and had $100.0 million SBA-guaranteed debentures outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. As of December 31, 2014, we had commitments under loan and financing agreements to fund up to $74.6 million to 15 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. As of September 30, 2014, we had commitments under loan and financing agreements to fund up to $70.2 million to 13 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments at December 31, 2014 and September 30, 2014 is shown in the table below (dollars in thousands):

	As of
	December 31, 2014	September 30, 2014
Miratech Intermediate Holdings, Inc. (DDTL)	$14,769	$14,769
Red Skye Wireless LLC	12,000	15,000
Oxford Mining Company LLC (DDTL)	8,136	-
Sendero Drilling Company LLC	5,495	5,495
RCS Management Corporation & Specialized Medical Services, Inc	5,000	-
Freedom Powersports LLC - (DDTL)	4,800	4,800
Nation Safe Drivers Holdings, Inc.	4,721	4,721
DreamFinders Homes - TLB	4,491	7,073
Merchant Cash and Capital LLC (First Lien)	4,083	5,297
Pegasus Solutions, Inc. - Revolver	3,048	-
Autosplice, Inc	3,026	3,026
Tenere Acquisition Corp.	2,000	2,000
Be Green Manufacturing and Distribution Centers LLC - Delayed Draw TL	1,542	2,375
AM3 Pinnacle Corporation	533	165
Meridian Behavioral Health, LLC (Term Loan B)	500	2,500
Be Green Manufacturing and Distribution Centers LLC - Revolver	479	479
DLR Resturants LLC	-	2,500
Total	$74,623	$70,200

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at December 31, 2014 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Revolving Facility	$216,000	$-	$-	$216,000	$-
Term Loan Facility	171,500	-	-	171,500	-
7.125% Notes	40,000	-	-	40,000	-
6.125% Notes	63,500	-	-	-	63,500
SBA Debenture	100,000	-	-	-	100,000
Total contractual obligations	$591,000	$-	$-	$427,500	$163,500

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

The following table summarizes the dividends declared through the three months ended December 31, 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
5/11/2011	6/1/2011	6/15/2011	$0.16
8/4/2011	9/1/2011	9/15/2011	0.21
11/29/2011	12/15/2011	12/30/2011	0.25
2/2/2012	2/24/2012	3/15/2012	0.28
5/2/2012	5/25/2012	6/15/2012	0.31
8/1/2012	8/24/2012	9/14/2012	0.36
11/1/2012	11/23/2012	12/14/2012	0.36
1/30/2013	2/27/2013	3/15/2013	0.36
5/1/2013	5/27/2013	6/14/2013	0.36
7/31/2013	8/23/2013	9/13/2013	0.37
10/30/2013	11/22/2013	12/13/2013	0.37
2/5/2014	2/26/2014	3/14/2014	0.37
5/1/2014	5/28/2014	6/13/2014	0.37
7/30/2014	8/27/2014	9/12/2014	0.37
10/30/2014	11/26/2014	12/12/2014	0.37

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At December 31, 2014, four portfolio companies were on non-accrual status with a combined fair value of approximately $15.7 million, or 1.3% of the fair value of our portfolio. At September 30, 2014, we had four portfolio companies on non-accrual status with a fair value of approximately $40.3 million, or 3.2% of the fair value of our portfolio.

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

Recent Developments

On February 5, 2015, the Company’s board of directors declared a quarterly dividend of $0.30 per share payable on March 13, 2015, to stockholders of record at the close of business on February 25, 2015.

On February 5, 2015, the Company’s board of directors approved a share repurchase plan to repurchase equity interests up to an aggregate amount of $30 million between the period of the approval date and February 5, 2016.

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

As of December 31, 2014, 74.5% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate floor as of December 31, 2014 was as follows (dollars in thousands):

	December 31, 2014
	Fair Value	% of Floating Rate Portfolio
Under 1%	$147,193	16.6%
1% to under 2%	647,217	73.1
2% to under 3%	77,797	8.8
3%	13,511	1.5
Total	$885,718	100.0%

Basis point increase (1)	Interest Income	Interest Expense	Net Increase (Decrease)
100	$2,400	$4,900	$(2,500)
200	10,000	9,800	200
300	18,800	14,600	4,200
400	27,700	19,500	8,200
500	36,500	24,400	12,100

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

Item 4: Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 8, 2014, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended December 31, 2014 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Other Information.

None.

PART IV

Item 5. Exhibits.

10.1	Amendment No. 6 to the Senior Secured Revolving Credit Agreement, dated as of February 2, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent.
10.2	Amendment No. 6 to the Senior Secured Term Loan Credit Agreement dated as of February 2, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 9, 2015	Medley Capital Corporation

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and
Financial Officer)

