Form 10-Q
period 2015-03-31
Medley Capital Corp
filed 2015-05-11
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015
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

As of May 11, 2015 the Registrant had 57,907,607 shares of common stock, $0.001 par value, outstanding.

MEDLEY CAPITAL CORPORATION

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	March 31, 2015	September 30, 2014
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,225,385,079 and $1,215,421,753, respectively)	$1,164,170,162	$1,185,859,238
Controlled investments (amortized cost of $40,588,373 and $39,899,954, respectively)	37,512,556	38,244,386
Affiliated investments (amortized cost of $10,000,000 and $19,943,150, respectively)	10,000,000	21,434,667
Total investments at fair value	1,211,682,718	1,245,538,291
Cash and cash equivalents	29,146,314	36,731,488
Interest receivable	13,625,886	13,095,503
Deferred financing costs, net	11,043,962	11,688,339
Fees receivable	1,311,597	1,930,079
Other assets	358,503	651,035
Receivable for dispositions and investments sold	4,572,775	14,289,610
Deferred offering costs	304,566	222,104
Total assets	$1,272,046,321	$1,324,146,449
LIABILITIES
Revolving credit facility payable	$194,000,000	$146,500,000
Term loan payable	171,500,000	171,500,000
Notes payable	103,500,000	103,500,000
SBA debentures payable	110,000,000	100,000,000
Payable for investments originated, purchased and participated	-	54,995,000
Management and incentive fees payable (See note 6)	9,984,277	10,444,811
Accounts payable and accrued expenses	2,206,116	2,330,244
Interest and fees payable	1,195,528	2,096,171
Administrator expenses payable (See note 6)	1,098,338	1,012,466
Deferred tax liability	2,086,600	1,592,145
Deferred revenue	341,549	265,493
Due to affiliate	16,766	39,564
Offering costs payable	22,500	13,674
Total liabilities	$595,951,674	$594,289,568
Commitments (See note 8)
NET ASSETS
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 57,907,607 and 58,733,234 common shares issued and outstanding, respectively	$57,908	$58,733
Capital in excess of par value	731,514,288	739,443,065
Accumulated undistributed net investment income	20,516,952	21,673,794
Accumulated undistributed net realized gain/(loss) from investments	(9,617,167)	-
Net unrealized appreciation/(depreciation) on investments, net of deferred taxes	(66,377,334)	(31,318,711)
Total net assets	676,094,647	729,856,881
Total liabilities and net assets	$1,272,046,321	$1,324,146,449
NET ASSET VALUE PER SHARE	$11.68	$12.43

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended March 31		For the six months ended March 31
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/Non-affiliated investments:
Cash	$31,181,799	$22,976,951	$63,622,513	$45,041,183
Payment-in-kind	1,784,136	2,625,971	3,634,864	5,251,629
Affiliated investments:
Cash	340,600	276,883	805,152	553,872
Payment-in-kind	68,367	114,980	190,446	231,037
Controlled investments:
Cash	393,423	-	794,576	-
Payment-in-kind	466,928	-	951,131	-
Total interest income	34,235,253	25,994,785	69,998,682	51,077,721
Interest from cash and cash equivalents	1,327	2,354	2,972	4,308
Fee income (See note 9)	2,539,341	5,400,886	6,623,198	11,984,234
Total investment income	36,775,921	31,398,025	76,624,852	63,066,263

EXPENSES
Base management fees (See note 6)	5,546,027	4,078,221	11,330,204	7,743,187
Incentive fees (See note 6)	4,438,250	4,138,807	9,535,758	8,396,522
Interest and financing expenses	6,248,296	4,613,661	12,604,798	9,153,907
Administrator expenses (See note 6)	1,098,337	840,566	2,120,148	1,512,562
Professional fees	839,340	542,689	1,372,032	1,157,012
Directors fees	124,839	190,125	298,375	341,250
Insurance	142,822	136,720	285,645	276,285
General and administrative	585,010	302,007	934,859	899,450
Total expenses	19,022,921	14,842,796	38,481,819	29,480,175
NET INVESTMENT INCOME	17,753,000	16,555,229	38,143,033	33,586,088

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	(9,400,583)	28,052	(9,617,167)	73,052
Net unrealized appreciation/(depreciation) on investments	4,136,169	(3,978,116)	(34,564,168)	(6,760,497)
Net unrealized appreciation/(depreciation) on participations	-	153,695	-	153,695
Change in provision for deferred taxes on unrealized gain on investments	(705,405)	(316,858)	(494,455)	(316,858)
Net gain/(loss) on investments	(5,969,819)	(4,113,227)	(44,675,790)	(6,850,608)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$11,783,181	$12,442,002	$(6,532,757)	$26,735,480

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.20	$0.28	$(0.11)	$0.64
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.30	$0.38	$0.65	$0.80
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	58,499,797	43,883,259	58,617,823	42,002,482

DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.37	$0.67	$0.74

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the six months ended March 31
	2015	2014
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$38,143,033	$33,586,088
Net realized gain/(loss) from investments	(9,617,167)	73,052
Net unrealized appreciation/(depreciation) on investments	(34,564,168)	(6,760,497)
Net unrealized appreciation/(depreciation) on participations	-	153,695
Change in provision for deferred taxes on unrealized gain on investments	(494,455)	(316,858)
Net increase/(decrease) in net assets from operations	(6,532,757)	26,735,480
SHAREHOLDER DISTRIBUTIONS:
Distributions declared from net investment income	(39,299,875)	(31,950,505)
Net decrease in net assets from shareholder distributions	(39,299,875)	(31,950,505)
CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net of underwriting costs (0 and 6,000,000 shares, respectively)	-	81,060,000
Repurchase of common stock under stock repurchase program (825,677 and 0 shares, respectively)	(7,929,602)	-
Offering costs	-	(132,715)
Issuance of common stock under dividend reinvestment plan (0 and 130,808 shares, respectively)	-	1,693,167
Net increase in net assets from common share transactions	(7,929,602)	82,620,452
Total increase/(decrease) in net assets	(53,762,234)	77,405,427
Net assets at beginning of period	729,856,881	509,834,455
Net assets at end of period including accumulated undistributed net investment income of $20,516,952 and $13,820,206, respectively	$676,094,647	$587,239,882

Net asset value per common share	$11.68	$12.69
Common shares outstanding at end of period	57,907,607	46,283,712

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the six months ended March 31
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/DECREASE IN NET ASSETS FROM OPERATIONS	$(6,532,757)	$26,735,480
ADJUSTMENTS TO RECONCILE NET INCREASE/DECREASE IN NET ASSETS FROM OPERATIONS TO NET CASH USED BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(4,762,063)	(5,320,542)
Net amortization of premium/(discount) on investments	(929,849)	(256,725)
Amortization of deferred financing costs	1,195,227	995,749
Net realized (gain)/loss from investments	9,617,167	(73,052)
Net deferred income taxes	494,455	316,858
Net unrealized (appreciation)/depreciation on investments	34,564,168	6,760,497
Net unrealized (appreciation)/depreciation on participations	-	(153,695)
Proceeds from sale and settlements of investments	173,857,867	143,038,959
Purchases, originations and participations	(178,491,717)	(353,760,353)
(Increase)/decrease in operating assets:
Interest receivable	(530,383)	(2,769,222)
Fees receivable	618,482	(431,417)
Other assets	292,532	(51,687)
Receivable for dispositions and investments sold	9,716,835	(1,365,600)
Increase/(decrease) in operating liabilities:
Payable for investments purchased, originated and participated	(54,995,000)	1,122,292
Management and incentive fees payable, net	(460,534)	1,317,376
Accounts payable and accrued expenses	(124,128)	449,846
Interest and fees payable	(900,643)	120,619
Administrator expenses payable	85,872	139,358
Deferred revenue	76,056	71,263
Due to affiliate	(22,798)	(78,694)
NET CASH USED BY OPERATING ACTIVITIES	(17,231,211)	(183,192,690)
Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting costs	-	82,753,167
Repurchase of common stock under stock repurchase program	(7,929,602)	-
Offering costs paid	(73,636)	(347,836)
Borrowings on debt	101,500,000	251,300,000
Paydowns on debt	(44,000,000)	(103,600,000)
Financing costs paid	(550,850)	(847,149)
Payments of cash dividends	(39,299,875)	(31,950,505)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,646,037	197,307,677
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(7,585,174)	14,114,987
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,731,488	8,557,899
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,146,314	$22,672,886
Supplemental Information:
Interest paid during the period	$12,271,761	$7,999,150
Supplemental non-cash information
Payment-in-kind interest income	$4,776,441	$5,482,666
Net amortization of premium/(discount) on investments	$929,849	$256,725
Amortization of deferred financing costs	$(1,195,227)	$(995,749)
Issuance of common stock in connection with dividend reinvestment plan	$-	$1,693,167

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

March 31, 2015

(Unaudited)

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Non-Controlled/ Non-Affiliated Investments:

AAR Intermediate Holdings LLC(11)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 12.00%, 1.00% LIBOR Floor)(18)	3/30/2019	30,726,073	28,803,671	28,263,488	4.2%
		Senior Secured First Lien Term Loan (LIBOR + 12.00%, 1.00% LIBOR Floor)(18)	6/30/2015	2,874,954	2,874,954	2,866,769	0.4%
		Warrants to purchase 1.80% of outstanding company equity.	3/30/2019	-	2,274,480	1,439,417	0.2%
				33,601,027	33,953,105	32,569,674

Accupac, Inc.	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor) (17)	3/20/2020	33,000,000	33,000,000	33,000,000	4.9%
				33,000,000	33,000,000	33,000,000

AESC Holding Corp, Inc.	Retail	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	5/27/2019	20,000,000	20,000,000	20,200,000	3.0%
				20,000,000	20,000,000	20,200,000

Albertville Quality Foods, Inc. (11)	Beverage, Food & Tobacco	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap)(17)	10/31/2018	17,452,830	17,452,830	17,801,887	2.6%
				17,452,830	17,452,830	17,801,887

Alora Pharmaceuticals LLC (11)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	9/13/2018	12,540,442	12,540,442	12,620,830	1.9%
				12,540,442	12,540,442	12,620,830

AM3 Pinnacle Corporation	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00%)	10/22/2018	7,504,265	7,504,265	7,407,159	1.1%
				7,504,265	7,504,265	7,407,159

ARBOC Specialty Vehicles LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 12.50% Cash, 1.00% LIBOR Floor)(18)	3/21/2018	20,340,500	20,340,500	20,985,313	3.1%
				20,340,500	20,340,500	20,985,313

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2016	16,295,174	16,295,174	16,295,174	2.4%
				16,295,174	16,295,174	16,295,174

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Autosplice, Inc. (7)(9)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.00% LIBOR Floor)(18)	6/30/2019	14,817,844	14,817,844	15,128,971	2.2%
				14,817,844	14,817,844	15,128,971

BayDelta Maritime LLC	Transportation: Cargo	Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	332,876	0.1%
				-	25,000	332,876

Be Green Packaging, LLC (7)(9)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor)(18)	12/13/2018	5,000,000	5,000,000	4,884,608	0.7%
		Senior Secured First Lien Delayed Draw (LIBOR + 10.00%, 1.00% LIBOR Floor)(18)	12/13/2018	3,208,333	3,208,333	3,124,643	0.5%
		Revolver (LIBOR + 10.00%, 1.00% LIBOR Floor)(18)	12/13/2018	354,167	354,167	335,567	0.0%
		1.48% Partnership Interest in RCAF VI CIV XXIII, L.P.		-	416,250	236,338	0.0%
				8,562,500	8,978,750	8,581,156

Brantley Transportation LLC (11)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00%)	8/2/2017	9,037,500	9,161,230	8,716,335	1.3%
				9,037,500	9,161,230	8,716,335

California Products Corporation	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (13.00%)	5/27/2019	13,750,000	13,750,000	14,025,000	2.1%
				13,750,000	13,750,000	14,025,000

Calloway Laboratories, Inc.(10)(19)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (17.00% PIK)	9/30/2015	35,305,460	29,198,477	11,020,683	1.6%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2015	-	68,433	-	0.0%
				35,305,460	29,266,910	11,020,683

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(18)	4/28/2019	20,000,000	20,000,000	20,105,600	3.0%
		384.62 Units of Common Stock (12)	4/28/2019	-	400,000	595,938	0.1%
				20,000,000	20,400,000	20,701,538

CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.75% Cash, 1.00% LIBOR Floor)(18)	9/30/2020	20,000,000	20,000,000	19,779,407	2.9%
				20,000,000	20,000,000	19,779,407

ContMid Intermediate Inc.(11)	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	10/25/2019	15,000,000	15,000,000	14,865,724	2.2%
				15,000,000	15,000,000	14,865,724

ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(18)	6/17/2021	12,500,000	12,384,883	12,171,750	1.8%
				12,500,000	12,384,883	12,171,750

Crow Precision Components LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	9/30/2019	10,000,000	10,000,000	9,996,713	1.5%
				10,000,000	10,000,000	9,996,713

DHISCO Electronic Distribution, Inc. (7)(11)(23)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 9.00%, 1.50% LIBOR Floor)	11/10/2019	31,238,095	31,238,095	30,998,187	4.6%

		Senior Secured First Lien Term Loan B (LIBOR + 10.50% PIK)	2/10/2018	5,954,887	5,954,887	5,929,294	0.9%

		Revolving Credit Facility(25)	5/10/2017	-	-	-	0.0%
		Equity - 1,230,769 Units(21)	2/10/2018	-	1,230,769	1,773,228	0.3%
				37,192,982	38,423,751	38,700,709

DLR Restaurants LLC (11)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	23,217,691	23,217,691	23,157,093	3.4%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	270,574	270,574	269,812	0.0%
				23,488,265	23,488,265	23,426,905

DreamFinders Homes LLC (7)(9)	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	10/1/2018	14,704,339	14,568,298	15,242,884	2.3%
		5,000 units of outstanding equity	10/1/2018	-	180,000	2,919,061	0.4%
				14,704,339	14,748,298	18,161,945

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	3/6/2018	18,050,000	18,050,000	17,716,978	2.6%
				18,050,000	18,050,000	17,716,978

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Essex Crane Rental Corp. (11)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 10.50% Cash, 1.00% LIBOR Floor)(18)	5/13/2019	20,000,000	20,000,000	20,032,800	3.0%
				20,000,000	20,000,000	20,032,800

FC Operating LLC(10)	Retail	Senior Secured First Lien Term Loan (LIBOR + 10.75% Cash, 1.25% LIBOR Floor)(18)	11/14/2017	10,356,053	10,356,053	6,278,917	0.9%
				10,356,053	10,356,053	6,278,917

FKI Security Group LLC (11)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	3/30/2020	15,000,000	15,000,000	15,000,000	2.2%
				15,000,000	15,000,000	15,000,000

Footprint Acquisition LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash)(17)	2/27/2020	5,250,102	5,250,102	5,250,102	0.8%
		Preferred Equity (8.75% PIK)	2/27/2020	5,000,000	5,000,000	5,000,000	0.7%
		150.0 units of Common Stock(24)	2/27/2020	-	-	-	0.0%
				10,250,102	10,250,102	10,250,102

Freedom Powersports LLC(7)(9)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.50% LIBOR Floor)(18)	9/26/2019	10,200,000	10,200,000	10,292,447	1.5%
		Senior Secured First Lien Delayed Draw (LIBOR + 11.50% Cash, 1.50% LIBOR Floor)(6)	9/26/2019	-	-	43,504	0.0%
				10,200,000	10,200,000	10,335,951

Harrison Gypsum LLC (11)	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)(17)	12/21/2017	31,213,259	31,213,259	30,923,912	4.6%
				31,213,259	31,213,259	30,923,912

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	19,575,000	2.9%
				20,000,000	20,000,000	19,575,000

Help/Systems LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	6/28/2020	15,000,000	15,000,000	15,185,850	2.2%
				15,000,000	15,000,000	15,185,850

Integra Telecom Holdings, Inc.(30)	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor)(17)	2/22/2020	5,514,545	5,535,867	5,414,842	0.8%
				5,514,545	5,535,867	5,414,842

JD Norman Industries, Inc.	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 10.25% Cash)(17)	3/6/2019	23,100,000	23,100,000	23,562,000	3.5%
				23,100,000	23,100,000	23,562,000

Jordan Reses Supply Company LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00%, 1.00% LIBOR Floor)	4/24/2020	20,000,000	20,000,000	20,246,419	3.0%
				20,000,000	20,000,000	20,246,419

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(18)	2/19/2019	15,570,772	14,774,305	14,728,393	2.2%
		Warrants to purchase 2.38% of the outstanding equity	2/19/2019	-	955,680	614,558	0.1%
				15,570,772	15,729,985	15,342,951

Lucky Strike Entertainment, L.L.C.	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 2.00% PIK)(18)	12/24/2019	10,254,472	10,254,472	10,402,547	1.5%
				10,254,472	10,254,472	10,402,547

Lydell Jewelry Design Studio LLC (11)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 7.5% PIK, 1.50% LIBOR Floor)(17)	9/13/2018	13,895,158	13,658,886	11,442,385	1.7%
		Warrants to purchase 13.3% of the outstanding membership units	9/13/2018	-	-	-	0.0%
				13,895,158	13,658,886	11,442,385

LVI Services, Inc.	Construction & Building	Unsecured Debt (11.00% Cash)	10/24/2019	22,920,000	22,920,000	22,787,064	3.4%
				22,920,000	22,920,000	22,787,064

Marine Accessories Corporation	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 1.00% PIK)(17)	11/26/2018	9,977,687	9,977,687	10,277,018	1.5%
				9,977,687	9,977,687	10,277,018

Merchant Cash and Capital LLC (7)(9)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor)(17)	3/4/2016	14,816,667	14,816,667	14,971,717	2.2%
		Senior Secured Second Lien Term Loan (12.00% Cash)	8/19/2016	15,000,000	15,000,000	15,128,100	2.2%
				29,816,667	29,816,667	30,099,817

Meridian Behavioral Health LLC (7)(9)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 11.50%, 2.50% LIBOR Floor)(18)	11/14/2016	10,289,141	10,059,917	10,367,030	1.5%
		Senior Secured First Lien Term Loan B (LIBOR + 11.50%, 2.50% LIBOR Floor)(18)	11/14/2016	6,600,000	6,600,000	6,653,747	1.0%
		Warrants to purchase 8% of the outstanding equity	11/14/2016	-	536,296	2,372,939	0.4%
				16,889,141	17,196,213	19,393,716

Miratech Intermediate Holdings, Inc. (7)(9)(11)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	5/9/2019	14,769,231	14,769,231	14,769,674	2.2%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(6)	5/9/2019	-	-	443	0.0%
				14,769,231	14,769,231	14,770,117

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Modern VideoFilm, Inc. (10)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor, 3.00% PIK)(17)	9/25/2017	15,158,682	14,066,794	4,899,483	0.7%
		Warrants to purchase 5.6% of the outstanding equity	9/25/2017	-	339,573	-	0.0%
				15,158,682	14,406,367	4,899,483

Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	3/10/2019	9,667,982	9,667,982	9,694,569	1.4%
				9,667,982	9,667,982	9,694,569

Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(18)	9/29/2020	35,278,846	35,278,846	35,041,160	5.2%
				35,278,846	35,278,846	35,041,160

Nielsen & Bainbridge LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 9.25% Cash, 1.00% LIBOR Floor)(17)	8/15/2021	25,000,000	25,000,000	24,718,345	3.7%
				25,000,000	25,000,000	24,718,345

Northern Lights MIDCO LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.50% LIBOR Floor)	11/21/2019	4,641,250	4,641,250	4,717,970	0.7%
				4,641,250	4,641,250	4,717,970

Omnivere LLC	Services: Business	Senior Secured First Lien Term Loan A (LIBOR + 12.00% Cash, 1.00% PIK)(18)	5/5/2019	24,581,538	23,824,020	19,580,500	2.9%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% Cash, 1.00% PIK)(18)	5/5/2019	3,192,294	3,192,294	2,542,831	0.4%
		Warrants to purchase outstanding equity (20)	5/5/2019	-	872,698	-	0.0%
				27,773,832	27,889,012	22,123,331

Oxford Mining Company, LLC (7)(9)	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)	12/31/2018	11,953,390	11,953,390	11,857,380	1.8%
				11,953,390	11,953,390	11,857,380

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,212,340	21,212,340	21,478,555	3.2%
				21,212,340	21,212,340	21,478,555

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Prestige Industries LLC	Services: Business	Senior Secured Second Lien Term Loan (18.00% PIK)	1/31/2017	7,247,045	7,177,139	6,696,269	1.0%
		Warrants to purchase 0.63% of the outstanding common units	1/31/2017	-	151,855	-	0.0%
				7,247,045	7,328,994	6,696,269

Prince Mineral Holding Corp.(8)	Metals & Mining	Senior Secured First Lien Note (12.00%)	12/15/2019	6,800,000	6,739,650	6,579,000	1.0%
				6,800,000	6,739,650	6,579,000

RCS Management Corporation & Specialized Medical Services, Inc. (7)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan ( LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)(17)	2/29/2016	28,673,335	28,673,335	28,673,335	4.2%
				28,673,335	28,673,335	28,673,335

Red Skye Wireless LLC (7)(9)	Retail	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	6/27/2018	26,815,799	26,815,799	27,085,180	4.0%
				26,815,799	26,815,799	27,085,180

Reddy Ice Corporation	Beverage, Food & Tobacco	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(17)	11/1/2019	17,000,000	17,000,000	15,787,220	2.3%
				17,000,000	17,000,000	15,787,220

Response Team Holdings, LLC	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 2.00% LIBOR Floor)(17)	3/28/2019	25,407,711	25,407,711	25,788,827	3.8%
		Preferred Equity (12.00% PIK)	3/28/2019	5,226,084	4,860,289	5,179,781	0.8%
		Warrants to purchase 6.17% of the outstanding common units	3/28/2019	-	429,012	1,281,128	0.2%
				30,633,795	30,697,012	32,249,736

Safeworks LLC(11)	Capital Equipment	Unsecured Debt (12.00% Cash)	1/31/2020	15,000,000	15,000,000	15,137,740	2.2%
				15,000,000	15,000,000	15,137,740

Sendero Drilling Company LLC (7)(9)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash)(17)	3/18/2019	16,092,375	15,425,829	15,454,252	2.3%
		Warrants to purchase 5.52% of the outstanding common units	3/18/2019	-	793,523	3,181,628	0.5%
				16,092,375	16,219,352	18,635,880
Seotowncenter, Inc.(11)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	9/11/2019	27,500,000	27,500,000	27,645,029	4.1%
		3,249.697 shares of Common Stock(13)	9/11/2019	-	500,000	633,253	0.1%
				27,500,000	28,000,000	28,278,282
Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor)(17)	8/19/2019	7,000,000	7,000,000	6,934,718	1.0%
		250,000 Class A Units(14)	8/19/2019	-	250,000	268,197	0.0%
				7,000,000	7,250,000	7,202,915

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

T. Residential Holdings LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	20,000,000	20,000,000	20,093,800	3.0%
				20,000,000	20,000,000	20,093,800

Taylored Freight Services LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(18)	11/1/2017	15,176,384	15,176,384	13,926,913	2.1%
				15,176,384	15,176,384	13,926,913
Tempel Steel Company(8)	Metals & Mining	Senior Secured First Lien Note (12.00%)	8/15/2016	11,000,000	10,928,304	9,308,750	1.3%
				11,000,000	10,928,304	9,308,750

Tenere Acquisition Corp.(7)(9)	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	11,245,656	11,245,656	11,510,569	1.7%
				11,245,656	11,245,656	11,510,569

Transtelco Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor)(17)	11/19/2017	18,960,000	18,960,000	18,969,670	2.8%
				18,960,000	18,960,000	18,969,670

Untangle, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash)(17)	4/18/2019	9,652,500	9,652,500	9,600,087	1.4%
				9,652,500	9,652,500	9,600,087

Velocity Pooling Vehicle LLC	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(17)	5/14/2022	24,000,000	20,858,305	20,841,266	3.1%
				24,000,000	20,858,305	20,841,266

Water Capital USA, Inc.(10)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (7.00% Cash, 7.00% PIK)	1/3/2015	27,947,299	27,298,353	-	0.0%
				27,947,299	27,298,353	-

Wheels Up Partners LLC (11)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(18)	10/15/2021	18,932,579	18,932,579	19,254,622	2.9%
				18,932,579	18,932,579	19,254,622

Window Products, Inc.	Construction & Building	Senior Secured Second Lien Term Loan (LIBOR + 10.75% Cash, 1.00% LIBOR Floor)(18)	12/27/2019	14,000,000	14,000,000	14,280,000	2.1%
				14,000,000	14,000,000	14,280,000

Subtotal Non-Controlled / Non-Affiliated Investments				$1,232,233,304	$1,225,385,079	$1,164,170,162

Control Investments: (5)

United Road Towing Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash)(18)	2/21/2020	17,000,000	17,000,000	16,834,547	2.4%
		Preferred Equity Class C (8.00% PIK)	2/21/2020	18,802,789	17,466,376	18,681,135	2.8%
		Preferred Equity Class C-1 (8.00% PIK)	2/21/2020	551,521	551,521	51,511	0.0%
		Preferred Equity Class A-2 (8.00% PIK)	2/21/2020	4,804,103	4,472,380	1,316,353	0.2%
		65,809.73 Class B Common Units(15)	2/21/2020	-	1,098,096	629,010	0.1%
				41,158,413	40,588,373	37,512,556

Subtotal Control Investments				$41,158,413	$40,588,373	$37,512,556

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Affiliated Investments:

US Multifamily, LLC(22)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.0%
		Preferred Equity - 33,300 Units(16)	9/10/2019	-	3,330,000	3,330,000	0.5%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$6,670,000	$10,000,000	$10,000,000

Total Investments, March 31, 2015				$1,280,061,717	$1,275,973,452	$1,211,682,718	179.2%

(1) All of our investments are domiciled in the United States. Certain investments also have international operations.
(2) Par amount includes accumulated PIK interest and is net of repayments.
(3) Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $34.4 million, $76.9 million and $42.5 million, respectively. The tax cost of investments is $1,254.1 million.
(4) Percentage is based on net assets of $676,094,647 as of March 31, 2015.
(5) Control Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(6) The entire commitment was unfunded at March 31, 2015. As such, no interest is being earned on this investment.
(7) The investment has an unfunded commitment as of March 31, 2015 (See note 8).
(8) Securities are exempt from registration under Rule 144a of the Securities Act of 1933. These securities represent a fair value of $15.9 million and 2.3% of net assets as of March 31, 2015 and are considered restricted.
(9) Includes an analysis of the value of any unfunded loan commitments.
(10) The investment was on non-accrual status as of March 31, 2015.
(11) A portion of this investment was sold via a participation agreement (See note 3).
(12) 384.62 Units represents 1.55% ownership of INI Parent, Inc.
(13) 3,249.697 shares of Common Stock represents 2.917% ownership of Boostability Holdings, Inc.
(14) 250,000 Class A Units represents 0.882% ownership of Stancor, Inc.
(15) 65,809.73 Class B Common Units Represents 65.8% ownership of United Road Towing, Inc.
(16) 33,300 Units represents 18.167% ownership of US Multifamily, LLC.
(17) The interest rate on these loans is subject to a base rate plus 1 Month LIBOR, which at March 31, 2015 was 0.17%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 1 Month LIBOR rate at March 31, 2015, the prevailing rate in effect at March 31, 2015 was the base rate plus the LIBOR Floor.
(18) The interest rate on these loans is subject to a base rate plus 3 Month LIBOR, which at March 31, 2015 was 0.26%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 3 Month LIBOR rate at March 31, 2015, the prevailing rate in effect at March 31, 2015 was the base rate plus the LIBOR Floor.
(19) Investment consists of senior secured first lien term loan A (par and fair value of $8,617,939 and $7,066,710, respectively), senior secured first lien term loan B (par and fair value of $21,198,452 and $1,483,892, respectively) and senior secured first lien term loan - Willow Street Medical Laboratory LLC (par and fair value of $5,489,069 and $2,470,081, respectively).
(20) Warrants to purchase 12.50% of Omnivere Holding Company, LLC and 38.89% of Omnivere, LLC.
(21) 1,230,769 Units represents 4.17% ownership of DHSICO Electronic Distribution, Inc.
(22) Investment changed its name from AmveStar Holdings LLC during Q2 2015.
(23) Investment changed its name from Pegasus Solutions, Inc. during Q2 2015.
(24) 150 Units represents 15.0% of Footprint Holding Company, Inc.
(25) The investment earns 0.50% commitment fee on all unused commitment. At March 31, 2015, there was $3,047,619.05 of unused commitment.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2014

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Non-Controlled/ Non-Affiliated Investments:

AAR Intermediate Holdings, LLC (11)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 12.00%, 1.00% LIBOR Floor) (20)	3/30/2019	36,831,683	34,324,994	34,323,923	4.7%
		Senior Secured First Lien Term Loan (LIBOR + 12.00%, 1.00% LIBOR Floor) (20)	6/30/2015	3,168,317	3,168,317	3,168,317	0.4%
		Warrants to purchase 1.98% of outstanding company equity.	3/30/2019	-	2,507,760	2,507,760	0.3%
				40,000,000	40,001,071	40,000,000

Accupac, Inc.	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan (12.29% Cash)	11/10/2018	10,000,000	10,000,000	10,000,000	1.4%
				10,000,000	10,000,000	10,000,000

Aderant North America, Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.75% , 1.25% LIBOR Floor) (19)	6/20/2019	4,550,000	4,550,000	4,614,519	0.6%
				4,550,000	4,550,000	4,614,519

Albertville Quality Foods, Inc. (11)	Beverage, Food & Tobacco	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap) (19)	10/31/2018	17,452,830	17,452,830	17,697,519	2.4%
				17,452,830	17,452,830	17,697,519

Allen Edmonds Corporation	Retail	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (19)	5/27/2019	20,000,000	20,000,000	20,206,400	2.8%
				20,000,000	20,000,000	20,206,400

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Alora Pharmaceuticals LLC (11)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (19)	9/13/2018	13,300,000	13,300,000	13,544,587	1.9%
				13,300,000	13,300,000	13,544,587

AM3 Pinnacle Corporation (9)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00%)	10/22/2018	7,834,944	7,834,944	7,834,944	1.1%
				7,834,944	7,834,944	7,834,944

Amerit Fleet Services, Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK) (19)	12/21/2016	8,206,151	8,206,151	8,196,960	1.1%
				8,206,151	8,206,151	8,196,960

ARBOC Specialty Vehicles LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 12.50% Cash, 1.00% LIBOR Floor) (20)	3/21/2018	20,965,500	20,965,500	21,149,368	2.9%
				20,965,500	20,965,500	21,149,368

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2016	16,131,380	16,131,380	16,131,380	2.2%
				16,131,380	16,131,380	16,131,380

Autosplice, Inc. (9)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.00% LIBOR Floor) (20)	6/30/2019	14,817,844	14,817,844	14,817,844	2.0%
				14,817,844	14,817,844	14,817,844

BayDelta Maritime LLC	Transportation: Cargo	Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	524,692	0.1%
				-	25,000	524,692

Be Green Manufacturing and Distribution Centers LLC (9)(12)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor) (20)	12/13/2018	5,000,000	5,000,000	4,928,350	0.7%
		Senior Secured First Lien Delayed Draw (LIBOR + 10.00%, 1.00% LIBOR Floor) (20)	12/13/2018	1,791,667	1,791,667	1,731,958	0.2%
		Revolver (LIBOR + 10.00%, 1.00% LIBOR Floor) (20)	12/13/2018	354,167	354,167	341,250	0.0%
		1.63% Partnership Interest in Be Green Packaging LLC		-	416,250	287,947	0.0%
				7,145,834	7,562,084	7,289,505

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Brantley Transportation LLC (11)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00%)	8/2/2017	9,375,000	9,520,135	9,375,000	1.3%
				9,375,000	9,520,135	9,375,000

California Products Corporation	Chemicals, Plastics and Rubber	Senior Secured Second Lien Term Loan (13.00%)	5/27/2019	13,750,000	13,750,000	13,879,800	1.9%
				13,750,000	13,750,000	13,879,800

Calloway Laboratories, Inc. (10)(21)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (17.00% PIK)	9/30/2015	31,800,948	28,573,477	15,484,032	2.1%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2015	-	68,433	-	0.0%
				31,800,948	28,641,910	15,484,032

CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.75% Cash, 1.00% LIBOR Floor) (20)	9/30/2020	20,000,000	20,000,000	20,000,000	2.7%
				20,000,000	20,000,000	20,000,000

ContMid, Inc. (11)	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (19)	10/25/2019	15,000,000	15,000,000	15,000,000	2.1%
				15,000,000	15,000,000	15,000,000

ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor) (20)	6/17/2021	12,500,000	12,378,218	12,458,750	1.7%
				12,500,000	12,378,218	12,458,750

Cornerstone Research & Development, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor) (20)	4/28/2019	20,000,000	20,000,000	20,013,000	2.7%
		384.62 Units of Common Stock (13)	4/28/2019	-	400,000	346,272	0.0%
				20,000,000	20,400,000	20,359,272

Crow Precision Components LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor) (19)	9/30/2019	10,000,000	10,000,000	10,000,000	1.4%
				10,000,000	10,000,000	10,000,000

Dispensing Dynamics International (8)	Consumer goods: Non-durable	Senior Secured Note (12.50%)	1/1/2018	2,800,000	2,759,638	3,031,000	0.4%
				2,800,000	2,759,638	3,031,000

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

DLR Restaurants LLC (9)(11)(12)	Hotels, Gaming & Leisure	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	20,434,015	20,434,015	20,892,695	2.9%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	265,166	265,166	265,166	0.0%
				20,699,181	20,699,181	21,157,861

DreamFinders Homes LLC (9) (12)	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash) (20)	10/1/2018	12,296,397	12,145,238	12,470,916	1.7%
		Warrants to purchase 5% of outstanding equity	10/1/2018	-	180,000	1,748,827	0.2%
				12,296,397	12,325,238	14,219,743

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor) (19)	3/6/2018	18,525,000	18,525,000	18,533,151	2.5%
				18,525,000	18,525,000	18,533,151

Essex Crane Rental Corp. (11)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 10.50% Cash, 1.00% LIBOR Floor) (20)	5/13/2019	20,000,000	20,000,000	19,922,200	2.7%
				20,000,000	20,000,000	19,922,200

Exide Technologies (7)(10)	Services: Business	Senior Secured First Lien Note (8.63%)	2/1/2018	10,000,000	8,335,950	2,487,500	0.3%
				10,000,000	8,335,950	2,487,500

FC Operating LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 10.75% Cash, 1.25% LIBOR Floor) (20)	11/14/2017	10,350,000	10,350,000	9,854,959	1.4%
				10,350,000	10,350,000	9,854,959

Freedom Powersports LLC (9)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.50% LIBOR Floor) (20)	9/26/2019	10,200,000	10,200,000	10,200,000	1.4%
		Senior Secured First Lien Delayed Draw (LIBOR + 11.50% Cash, 1.50% LIBOR Floor) (6)	9/26/2019	-	-	-	0.0%
				10,200,000	10,200,000	10,200,000

GSG Fasteners, LLC (11)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor) (19)	11/18/2018	8,662,500	8,662,500	8,835,750	1.2%
				8,662,500	8,662,500	8,835,750

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Harrison Gypsum LLC (11)	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor) (19)	12/21/2017	25,459,294	25,459,294	25,078,678	3.4%
				25,459,294	25,459,294	25,078,678

HD Vest, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.25% LIBOR Floor) (19)	6/18/2019	8,750,000	8,750,000	8,925,000	1.2%
				8,750,000	8,750,000	8,925,000

Help/Systems LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor) (19)	6/28/2020	15,000,000	15,000,000	15,208,500	2.1%
				15,000,000	15,000,000	15,208,500

HGDS Acquisition LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.50% PIK) (19)	3/28/2018	10,101,921	10,101,921	10,019,085	1.4%
				10,101,921	10,101,921	10,019,085

Ingenio LLC (22)	Services: Consumer	Senior Secured First Lien Term Loan (11.25%)	3/14/2019	23,634,540	23,634,540	23,606,415	3.2%
				23,634,540	23,634,540	23,606,415

Integra Telecom	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor) (19)	2/22/2020	12,132,000	12,154,991	12,374,640	1.7%
				12,132,000	12,154,991	12,374,640

Interface Security Systems (8)	Services: Consumer	Senior Secured First Lien Note (9.25%)	1/15/2018	3,333,000	3,333,000	3,424,659	0.5%
				3,333,000	3,333,000	3,424,659

JD Norman Industries, Inc.	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 10.25% Cash) (19)	3/6/2019	23,700,000	23,700,000	23,790,060	3.4%
				23,700,000	23,700,000	23,790,060

Lexmark Carpet Mills, Inc.	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor, 2.50% LIBOR Cap) (19)	9/30/2018	29,875,880	29,875,880	30,573,482	4.2%
				29,875,880	29,875,880	30,573,482

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK) (20)	2/19/2019	15,415,114	14,544,245	14,985,957	2.1%
		Warrants to purchase 2.38% of the outstanding equity	2/19/2019	-	955,680	165,000	0.0%
				15,415,114	15,499,925	15,150,957

Linc Energy Finance (USA), Inc. (8)	Energy: Oil & Gas	Senior Secured First Lien Note (12.50%)	10/31/2017	3,500,000	3,413,382	3,765,335	0.5%
				3,500,000	3,413,382	3,765,335

Lucky Strike Entertainment, L.L.C.	Hotels, Gaming & Leisure	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 2.00% PIK) (20)	12/24/2018	11,504,472	11,504,472	11,622,163	1.6%
				11,504,472	11,504,472	11,622,163

Lydell Jewelry Design Studio LLC (11)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 10.50%, 1.50% LIBOR Floor) (19)	9/13/2018	13,072,000	13,072,000	12,312,125	1.7%
		Warrants to purchase 13.3% of the outstanding membership units	9/13/2018	-	-	-	0.0%
				13,072,000	13,072,000	12,312,125

Marine Accessories Corporation	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 1.00% PIK) (19)	11/26/2018	9,927,669	9,927,669	10,031,115	1.4%
				9,927,669	9,927,669	10,031,115

Merchant Cash and Capital LLC (9)(12)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor) (19)	3/4/2016	12,203,330	12,203,333	12,316,558	1.7%
		Senior Secured Second Lien Term Loan (12.00% Cash)	8/19/2016	15,000,000	15,000,000	15,000,000	2.2%
				27,203,330	27,203,333	27,316,558

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Meridian Behavioral Health LLC (9)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 11.50%, 2.50% LIBOR Floor) (20)	11/14/2016	10,289,141	10,003,035	10,392,032	1.4%
		Senior Secured First Lien Term Loan B (LIBOR + 11.50%, 2.50% LIBOR Floor) (20)	11/14/2016	4,600,000	4,600,000	4,600,000	0.6%
		Warrants to purchase 8% of the outstanding equity	11/14/2016	-	536,296	2,138,477	0.3%
				14,889,141	15,139,331	17,130,509

Miratech Intermediate Holdings, Inc. (9) (11)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (19)	5/9/2019	16,000,000	16,000,000	16,059,360	2.2%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (6)	5/9/2019	-	-	54,794	0.0%
				16,000,000	16,000,000	16,114,154

Modern VideoFilm, Inc. (10)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor, 3.00% PIK) (19)	9/25/2017	14,433,924	13,567,026	4,211,819	0.6%
		Warrants to purchase 4.5% of the outstanding equity	9/25/2017	-	339,573	-	0.0%
				14,433,924	13,906,599	4,211,819

Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor) (19)	3/10/2019	9,792,982	9,792,982	9,947,124	1.4%
				9,792,982	9,792,982	9,947,124

Nation Safe Drivers Holdings, Inc. (9)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor) (20)	9/29/2020	35,278,846	35,278,846	35,278,846	4.8%
				35,278,846	35,278,846	35,278,846

Nielsen & Bainbridge LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 9.25% Cash, 1.00% LIBOR Floor) (19)	8/15/2021	25,000,000	25,000,000	25,000,000	3.4%
				25,000,000	25,000,000	25,000,000

Northstar Aerospace, Inc.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	25,000,000	25,000,000	25,000,000	3.4%
				25,000,000	25,000,000	25,000,000

Northstar Group Services, Inc. (23)	Construction & Building	Unsecured Debt (11.00% Cash)	10/24/2019	22,920,000	22,920,000	22,920,916	3.1%
				22,920,000	22,920,000	22,920,916

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Omnivere LLC	Services: Business	Senior Secured First Lien Term Loan A (LIBOR + 12.00% Cash, 1.00% PIK) (20)	5/5/2019	18,409,339	17,586,630	16,384,311	2.2%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% Cash, 1.00% PIK) (20)	5/5/2019	3,176,202	3,176,202	2,826,820	0.4%
		Warrants to purchase 12.50% of the outstanding equity	5/5/2019	-	872,698	-	0.0%
				21,585,541	21,635,530	19,211,131

The Plastics Group Acquisition Corp	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	20,999,119	20,999,119	21,215,200	2.9%
				20,999,119	20,999,119	21,215,200

Prestige Industries LLC	Services: Business	Senior Secured Second Lien Term Loan (18.00% PIK)	1/31/2017	6,621,208	6,535,242	6,034,768	0.8%
		Warrants to purchase 0.63% of the outstanding common units	1/31/2017	-	151,855	-	0.0%
				6,621,208	6,687,097	6,034,768

Prince Mineral Holding Corp. (8)	Metals & Mining	Senior Secured First Lien Note (12.00%)	12/15/2019	6,800,000	6,734,981	7,302,588	1.0%
				6,800,000	6,734,981	7,302,588

RCS Capital Corporation	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor) (19)	4/29/2021	7,200,000	7,200,000	7,338,600	1.0%
				7,200,000	7,200,000	7,338,600

RCS Management Corporation & Specialized Medical Services, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK) (19)	4/30/2015	25,604,168	25,604,168	25,604,168	3.5%
				25,604,168	25,604,168	25,604,168

Red Skye Wireless LLC (9)(12)	Retail	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (19)	6/27/2018	25,065,799	25,065,799	25,691,626	3.5%
				25,065,799	25,065,799	25,691,626

Reddy Ice Corporation	Beverage, Food & Tobacco	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor) (19)	11/1/2019	17,000,000	17,000,000	16,222,930	2.2%
				17,000,000	17,000,000	16,222,930

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Response Team Holdings, LLC	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 2.00% LIBOR Floor) (19)	3/28/2019	25,280,688	25,280,688	25,646,246	3.5%
		Preferred Equity (12.00% PIK)	3/28/2019	4,922,899	4,524,750	4,719,386	0.6%
		Warrants to purchase 6.17% of the outstanding common units	3/28/2019	-	429,012	1,508,887	0.2%
				30,203,587	30,234,450	31,874,519

Safeworks LLC (11)	Capital Equipment	Unsecured Debt (12.00% Cash)	1/31/2020	15,000,000	15,000,000	15,000,000	2.2%
				15,000,000	15,000,000	15,000,000

Sendero Drilling Company LLC (9) (12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash) (19)	3/18/2019	19,080,000	18,350,454	18,808,201	2.6%
		Warrants to purchase 5.52% of the outstanding common units	3/18/2019	-	793,523	2,730,402	0.4%
				19,080,000	19,143,977	21,538,603

Seotowncenter, Inc. (11)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (20)	9/11/2019	27,500,000	27,500,000	27,500,000	3.8%
		3,249.697 shares of Common Stock (14)	9/11/2019	-	500,000	500,000	0.1%
				27,500,000	28,000,000	28,000,000

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor) (19)	8/19/2019	7,000,000	7,000,000	7,000,000	1.0%
		250,000 Class A Units (15)	8/19/2019	-	250,000	250,000	0.0%
				7,000,000	7,250,000	7,250,000

T. Residential Holdings LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	20,000,000	20,000,000	20,250,000	2.8%
				20,000,000	20,000,000	20,250,000

Taylored Freight Services LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor) (20)	11/1/2017	14,529,667	14,529,667	12,777,970	1.8%
				14,529,667	14,529,667	12,777,970

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Tempel Steel Company (8)	Metals & Mining	Senior Secured First Lien Note (12.00%)	8/15/2016	11,000,000	10,905,262	11,110,000	1.5%
				11,000,000	10,905,262	11,110,000

Tenere Acquisition Corp. (9)(12)	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	11,132,618	11,132,618	11,526,596	1.6%
				11,132,618	11,132,618	11,526,596

Transtelco Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor) (19)	11/19/2017	19,056,000	19,056,000	19,169,192	2.6%
				19,056,000	19,056,000	19,169,192

Untangle, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash) (19)	4/18/2019	9,937,500	9,937,500	9,995,436	1.4%
				9,937,500	9,937,500	9,995,436

Velocity Pooling Vehicle LLC	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor) (19)	5/14/2022	24,000,000	20,717,234	21,281,947	2.9%
				24,000,000	20,717,234	21,281,947

Water Capital USA, Inc. (10)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (7.00% Cash, 7.00% PIK)	1/3/2015	26,973,612	26,973,612	18,153,241	2.5%
				26,973,612	26,973,612	18,153,241

Wheels Up Partners LLC (11)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor) (20)	10/15/2021	19,552,000	19,552,000	19,635,487	2.7%
				19,552,000	19,552,000	19,635,487

Window Products, Inc.	Construction & Building	Senior Secured Second Lien Term Loan (LIBOR + 10.75% Cash, 1.00% LIBOR Floor) (20)	12/27/2019	14,000,000	14,000,000	14,066,360	1.9%
				14,000,000	14,000,000	14,066,360

Subtotal Non-Controlled / Non-Affiliated Investments				$1,222,128,441	$1,215,421,753	$1,185,859,238

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Control Investments: (4)

United Road Towing Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash) (20)	2/21/2020	17,000,000	17,000,000	17,000,000	2.3%
		Preferred Equity Class C (8.00% PIK)	2/21/2020	18,802,789	17,466,376	18,572,916	2.5%
		Preferred Equity Class A-2 (8.00% PIK)	2/21/2020	4,667,205	4,335,482	1,573,374	0.2%
		65,809.73 Class B Common Units (16)	2/21/2020	-	1,098,096	1,098,096	0.2%
				40,469,994	39,899,954	38,244,386

Subtotal Control Investments				$40,469,994	$39,899,954	$38,244,386

Affiliated Investments:

AmveStar Holdings LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	0.9%
		Preferred Equity - 33,300 Units (17)	9/10/2019	-	3,330,000	3,330,000	0.5%
				6,670,000	10,000,000	10,000,000

Cymax Stores, Inc. (7)	Consumer goods: Durable	Senior Secured First Lien Term Loan (10.00% Cash, 5.00% PIK)	8/1/2015	9,473,964	9,264,996	9,154,881	1.3%
		190 Class B Common Units (5)	8/1/2015	-	678,154	2,279,786	0.3%
				9,473,964	9,943,150	11,434,667

Subtotal Affiliated Investments				$16,143,964	$19,943,150	$21,434,667

Total Investments, September 30, 2014				$1,278,742,399	$1,275,264,857	$1,245,538,291	170.7%

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
(14) 3,249.697 shares of Common Stock represents 2.917% ownership of Boostability Holdings, Inc.
(15) 250,000 Class A Units represents 0.882% ownership of Stancor, Inc.
(16) 65,809.73 Class B Common Units Represents 65.8% ownership of United Road Towing, Inc.
(17) 33,300 Units represents 18.167% ownership of Amvestar Holdings LLC.
(18) Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $38.9 million, $46.9 million and $8.0 million, respectively. The tax cost of investments is $1,253.5 million.
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
(22) Investment changed its name from Ingenio Acquisition LLC during FY 2014.
(23) Investment changed its name from NCM Group Holdings LLC during FY 2014.
(24) The September 30, 2014 industry groupings have been modified to conform with the March 31, 2015 industry groupings.

See accompanying notes to consolidated financial statements.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

Note 1. Organization

Medley Capital Corporation (the “Company”, “we” and “us”) is a non-diversified closed end management investment company incorporated in Delaware that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected and qualified to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are externally managed and advised by MCC Advisors LLC (“MCC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), pursuant to an investment management agreement. MCC Advisors is a majority owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm, which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. We use the term “Medley” to refer collectively to the activities and operations of Medley Capital LLC, Medley LLC, Medley Management Inc., Medley Group LLC, MCC Advisors, associated investment funds and their respective affiliates.

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

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Fee income for the three and six months ended March 31, 2015 was approximately $2.5 million and $6.6 million, respectively. For the three and six months ended March 31, 2014 fee income was approximately $5.4 million and $12.0 million, respectively (discussed in Note 9).

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt.

Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as income when the services are rendered.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended March 31, 2015, the Company earned approximately $2.3 million and $4.8 million in PIK, respectively. For the three and six months ended March 31, 2014, the Company earned approximately $2.7 million and $5.5 million in PIK, respectively.

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

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest Receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At March 31, 2015, four portfolio companies were on non-accrual status with a combined fair value of approximately $22.2 million, or 1.8% of the fair value of our portfolio. At September 30, 2014, four portfolio companies were on non-accrual status with a combined fair value of approximately $40.3 million, or 3.2% of the fair value of our portfolio.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2015. For all other entities, it is effective for annual periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is permitted.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There is no provision for federal excise tax for 2014 accrued at March 31, 2015.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $0.7 million and $0.5 million for the three and six months ended March 31, 2015, respectively, and are recorded as deferred tax liability on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation/(depreciation) on investments in the consolidated statement of operations. Deferred tax liabilities amounted to $0.3 million for the three and six months ended March 31, 2014 and were recorded as deferred tax liability on the consolidated statement of assets and liabilities and were included as a component of net unrealized appreciation/(depreciation) on investments in the consolidated statement of operations.

As of March 31, 2015 and September 30, 2014, $2.1 million and $1.6 million, respectively, were included in “Net unrealized appreciation/(depreciation) on investments, net of deferred taxes” in the accompanying consolidated statements of assets and liabilities.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at March 31, 2015. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of March 31, 2015 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$782,754	61.3%	$719,726	59.4%
Senior Secured Second Lien Term Loans	371,159	29.1	368,463	30.4
Senior Secured First Lien Notes	37,668	3.0	35,463	2.9
Unsecured Debt	38,190	3.0	38,195	3.2
Equity/Warrants	46,202	3.6	49,836	4.1
Total	$1,275,973	100.0%	$1,211,683	100.0%

The composition of our investments as of September 30, 2014 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$776,904	60.9%	$747,740	60.0%
Senior Secured Second Lien Term Loans	359,835	28.2	359,209	28.8
Senior Secured First Lien Notes	60,482	4.8	56,121	4.5
Unsecured Debt	38,185	3.0	38,186	3.1
Equity/Warrants	39,859	3.1	44,282	3.6
Total	$1,275,265	100.0%	$1,245,538	100.0%

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At March 31, 2015 and September 30, 2014, the total fair value of warrants was $9.5 million and $11.6 million, respectively, and were included in investments at fair value on the consolidated statement of assets and liabilities.

Total unrealized losses related to warrants for the three and six months ended March 31, 2015 were $2.2 million and $0.2 million, respectively and were recorded on the consolidated statement of operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements.  During the three months and six months ended March 31, 2015, the Company acquired 0, and 1 warrant positions, respectively. Total unrealized gains related to warrants for the three and six months ended March 31, 2014 were $0.3 million and $1.2 million, respectively and were recorded on the consolidated statement of operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements.  During the three months and six months ended March 31, 2014, the Company acquired 3, and 4 warrant positions, respectively.

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2015 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$155,676	12.8%
Healthcare & Pharmaceuticals	112,657	9.3
Construction & Building	107,512	8.9
Banking, Finance, Insurance & Real Estate	99,953	8.2
Metals & Mining	82,231	6.8
Automotive	81,798	6.8
Energy: Oil & Gas	77,639	6.4
Hotel, Gaming & Leisure	72,530	6.0
Aerospace & Defense	65,122	5.4
Containers, Packaging & Glass	56,924	4.7
Retail	53,564	4.4
Chemicals, Plastics & Rubber	47,014	3.9
Telecommunications	46,251	3.8
Beverage, Food & Tobacco	33,589	2.8
Capital Equipment	30,138	2.5
Consumer goods: Durable	24,718	2.0
Consumer goods: Non-durable	21,719	1.8
Services: Consumer	19,779	1.6
High Tech Industries	15,129	1.2
Media: Broadcasting & Subscription	7,407	0.6
Transportation: Cargo	333	0.1
Total	$1,211,683	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2014. The September 30, 2014 industry groupings have been modified to conform with the March 31, 2015 industry groupings (dollars in thousands):

	Fair Value	Percentage
Services: Business	$166,252	13.3%
Banking, Finance, Insurance & Real Estate	127,262	10.2
Construction & Building	103,004	8.3
Energy: Oil & Gas	93,212	7.5
Healthcare & Pharmaceuticals	92,123	7.4
Automotive	83,745	6.7
Aerospace & Defense	70,767	5.7
Metals & Mining	67,281	5.4
Consumer goods: Durable	67,008	5.4
Retail	55,753	4.5
Telecommunications	53,950	4.3
Services: Consumer	47,031	3.9
Chemicals, Plastics & Rubber	46,622	3.7
Consumer goods: Non-durable	34,210	2.7
Beverage, Food & Tobacco	33,920	2.7
Hotels, Gaming & Leisure	32,780	2.6
Containers, Packaging & Glass	32,440	2.6
Capital Equipment	15,000	1.2
High Tech Industries	14,818	1.2
Media: Broadcasting & Subscription	7,835	0.6
Transportation: Cargo	525	0.1
Total	$1,245,538	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at March 31, 2015 (dollars in thousands):

	Fair Value	Percentage
Midwest	$403,688	33.3%
Southwest	229,366	18.9
West	203,752	16.8
Southeast	184,617	15.3
Northeast	122,411	10.1
Mid-Atlantic	67,849	5.6
Total	$1,211,683	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2014 (dollars in thousands):

	Fair Value	Percentage
Midwest	$363,598	29.2%
West	277,875	22.3
Southeast	245,773	19.7
Southwest	204,172	16.4
Northeast	110,519	8.9
Mid-Atlantic	32,166	2.6
International	11,435	0.9
Total	$1,245,538	100.0%

Transactions With Affiliated Companies

During the six months ended March 31, 2015 and 2014, the Company had investments in portfolio companies designated as controlled investments and affiliates under the 1940 Act. Transactions with control investments and affiliates were as follows:

Name of Investment	Fair Value at September 30, 2014	Purchases (Sales) of/Advances to Affiliates	Transfers In/(Out) of Affiliates	Fair Value at March 31, 2015	Income Earned	Capital Loss
Controlled Investments
United Road Towing, Inc.	$38,244,386	$-	$-	$37,512,556	$1,745,707	$-
Non-Controlled Affiliates
US Multifamily, LLC	10,000,000	-	-	10,000,000	333,500	-
Cymax Stores, Inc.	11,434,667	$(11,685,980)	$-	-	662,098	-
Total Controlled Investments and Non-Controlled Affiliates	$59,679,053	$(11,685,980)	$-	$47,512,556	$2,741,305	$-

Name of Investment	Fair Value at September 30, 2013	Purchases (Sales) of/Advances to Affiliates	Transfers In/(Out) of Affiliates	Fair Value at March 31, 2014	Income Earned	Capital Loss
Non-Controlled Affiliates
Cymax Stores, Inc.	9,139,377	$-	$-	$9,804,849	$784,909	$-
Total Non-Controlled Affiliates	$9,139,377	$-	$-	$9,804,849	$784,909	$-

Purchases (sales) of/advances (distributions) to affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the six months ended March 31, 2015 and 2014, respectively. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from affiliates is included in total investment income on the consolidated statements of operations for the six months ended March 31, 2015 and 2014, respectively.

Loan Participation Sales

The Company sells portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At March 31, 2015, there were 15 participation agreements outstanding with an aggregate fair value of $302.6 million. At September 30, 2014, there were 14 participation agreements outstanding with an aggregate fair value of $260.9 million. Such investments where the Company has retained a proportionate interest are included in the consolidated schedule of investments. All of these investments are classified within Level 3 of the fair value hierarchy, as defined in Note 4.

During the three and six months ended March 31, 2015, the Company made interest and principal payments to the sub-participant in the aggregate amount of $3.8 million and $13.6 million, respectively. During the three and six months ended March 31, 2014, the Company made interest and principal payments to the sub-participant in the aggregate amount of $1.8 million and $24.3 million. Under the terms of the participation agreements, the Company will make periodic payments to the sub-participant equal to the sub-participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

MCC Senior Loan Strategy JV I LLC

On March 27, 2015, the Company and Great American Life Insurance Company (“Great American Life”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (the “Joint Venture”). The Company and Great American Life have committed to provide $100 million of equity to the Joint Venture, with the Company providing $87.5 million and Great American Life providing $12.5 million. In addition, the Joint Venture intends to seek a credit facility from a third party financing provider. The Joint Venture is expected to invest primarily in first lien middle market and other corporate debt securities. All portfolio and other material decisions regarding the Joint Venture must be submitted to the Joint Venture’s board of managers, which is comprised of four members, two of whom are selected by the Company and the other two are selected by Great American Life. As a result, consistent with precedent transactions that have been reviewed and approved by the SEC, the Company has concluded that it does not control the Joint Venture. As of March 31, 2015, the Joint venture had not commenced operations.

The Company has determined that the Joint Venture is an investment company under ASC 946, however in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate its interest in the Joint Venture.

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of March 31, 2015 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$-	$719,726	$719,726
Senior Secured Second Lien Term Loans	-	-	368,463	368,463
Senior Secured First Lien Notes	-	15,888	19,575	35,463
Unsecured Debt	-	-	38,195	38,195
Equity/Warrants	-	615	49,221	49,836
Total	$-	$16,503	$1,195,180	$1,211,683

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2014 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$-	$747,740	$747,740
Senior Secured Second Lien Term Loans	-	-	359,209	359,209
Senior Secured First Lien Notes	-	2,487	53,634	56,121
Unsecured Debt	-	-	38,186	38,186
Equity/Warrants	-	-	44,282	44,282
Total	$-	$2,487	$1,243,051	$1,245,538

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended March 31, 2015 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/ Warrants	Total
Balance as of September 30, 2014	$747,740	$359,209	$53,634	$38,186	$44,282	$1,243,051
Purchases and other adjustments to cost	5,807	1,429	15	5	1,024	8,280
Originations	94,860	49,500	-	-	6,231	150,591
Sales	(13,156)	(26,576)	(12,118)	-	(2,233)	(54,083)
Settlements	(81,788)	(12,487)	-	-	-	(94,275)
Net realized gains (losses) from investments	127	(542)	(2,401)	-	1,321	(1,495)
Net transfers in and/or out of Level 3	-	-	(18,326)	-	(105)	(18,431)
Net unrealized gains (losses)	(33,864)	(2,070)	(1,229)	4	(1,299)	(38,458)
Balance as of March 31, 2015	$719,726	$368,463	$19,575	$38,195	$49,221	$1,195,180

The following table provides a reconciliation of the beginning and ending balances for investments that use level 3 inputs for the six months ended March 31, 2014 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/ Warrants	Total
Balance as of September 30, 2013	$408,802	$251,963	$77,259	$255	$2,955	$741,234
Purchases and other adjustments to cost	60,810	1,761	4,940	5	1,756	69,272
Issuance	182,847	80,930	-	-	5,046	268,823
Sales	-	-	(2,985)	-	-	(2,985)
Settlements	(71,626)	(47,191)	-	-	-	(118,817)
Net realized gains (losses) from investments	(16)	44	45	-	-	73
Net transfers in and/or out of Level 3	-	-	(13,260)	-	-	(13,260)
Net unrealized gains (losses)	(5,434)	(1,867)	548	2	1,517	(5,234)
Balance as of March 31, 2014	$575,383	$285,640	$66,547	$262	$11,274	$939,106

Net change in unrealized loss included in earnings related to investments still held as of March 31, 2015 and 2014, was approximately $16.3 million and $5.3 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended March 31, 2015, two of our Senior Secured Notes with a fair value of $18.3 million and one of our warrants with a fair value of $0.1 million transferred from Level 3 to Level 2 because of the increase in availability of the transaction data or the inputs to the valuation became observable.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of March 31, 2015 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$625,105	Income Approach (DCF)	Market yield	0.0% - 17.05% (11.48%)
				.
Senior Secured First Lien Term Loans	22,123	Market Approach (Guideline Comparable)	2015 EBITDA Multiple (1)	5.50x - 6.00x (5.75x)

Senior Secured First Lien Term Loans	6,279	Market Approach (Guideline Comparable)	NTM Revenue Multiple (1)	0.15x - 0.25x (0.20x)

Senior Secured First Lien Term Loans	33,606	Income Approach	Expected Sales Proceeds	N/A

Senior Secured First Lien Term Loans	5,250	Market Approach (Recent Acquisition Price)	Market Approach (Recent Acquisition Price)	N/A

Senior Secured First Lien Term Loans	4,899	Market Approach (Guideline Comparable)	LTM and 2015 EBITDA Multiple (1)	4.50x -5.50x (5.25x)/4.50x -5.50x (5.25x)

Senior Secured First Lien Term Loans	11,021	Market Approach (Guideline Comparable) and Income Approach (DCF)	Revenue Multiple (1) and Market Yield	1.71x - 1.91x (1.91x)

Senior Secured First Lien Term Loans	11,443	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM and 2015 EBITDA Multiple (1) / Discount Rate	4.50x - 5.00x (4.75x); 4.50x - 5.00x (4.75x); 20.0% - 22.0% (21.93%)

Senior Secured Second Lien Term Loans	314,840	Income Approach (DCF)	Market yield	9.75% - 15.05% (11.53%)

Senior Secured Second Lien Term Loans	20,623	Income Approach (DCF)	Cost of equity	17.00%-21.30% (18.40%)

Senior Secured Second Lien Term Loans	33,000	Market Approach (Recent Acquisition Price)	Market Approach (Recent Acquisition Price)	N/A

Senior Secured First Lien Notes	19,575	Market Approach (Recent Acquisition Price)	Market Approach (Recent Acquisition Price)	N/A

Unsecured Debt	38,195	Income Approach (DCF)	Market yield	11.42% - 16.11% (11.58%)

Equity	10,180	Income Approach (DCF)	Market yield	8.75% - 12.23% (10.52%)

Equity	596	Market Approach (Recent Acquisition Price)	Market Approach (Recent Acquisition Price)	N/A

Equity	20,678	Option Model	EBITDA Multiple (1) / Discount Rate/Volatility	5.5x-6.0x (5.75x) / 12.5% -14.5% (13.5%) / 12.9% - 50.6% (25.0%)

Equity	2,009	Market Approach (Guideline Comparable)	LTM and 2015 EBITDA Multiple (1)	5.25x -8.00x (7.18x)/5.25x -8.50x (6.74x)

Equity	3,821	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple (1)	5.75x - 6.50x (6.54x); 6.50x - 6.75x (5.99x)

Warrants	-	Market Approach (Guideline Comparable)	2015 EBITDA Multiple (1)	5.50x - 6.00x (5.75x)

Warrants	-	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM and 2015 EBITDA Multiple (1) / Discount Rate	4.50x - 5.00x (4.75x); 4.50x - 5.00x (4.75x); 20.0% - 22.0% (21.0%)

Warrants	8,275	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple (1)	3.50x - 3.75x (5.10x); 6.50x - 6.50x (5.06x)

Warrants	-	Market Approach (Guideline Comparable)	NTM EBITDA Multiple (1)	4.0x - 5.0x (4.5x)

Warrants	-	Market Approach (Guideline Comparable)	Revenue Multiple (1)	1.71x - 1.91x (1.91x)

Warrants	333	Market Approach (Guideline Comparable)/Option Model	LTM and NTM EBITDA Multiple (1), Volatilty	5.50x - 6.00x (5.75x); 5.00x - 5.50x (5.25x); 13.43% - 38.48% (45.0%)

Equity	3,329	Income Approach (DCF)	Discount Rate	8.00%-12.00% (10.00%)

Total	$1,195,180

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2014 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$586,982	Income Approach (DCF)	Market yield	9.3% - 35.0% (12.8%)

Senior Secured First Lien Term Loans	19,211	Market Approach (Guideline Comparable)	EBITDA Multiple (1)	5.6x - 5.6x (5.6x)

Senior Secured First Lien Term Loans	118,862	Market Approach (Recent Acquisition Price)	Recent Arms-Length Transaction	N/A

Senior Secured First Lien Term Loans	4,212	Market Approach (Guideline Comparable)	Revenue Multiple (1) / EBIDTA Multiple (1)	0.4x - 0.4x (0.4x)/4.2x - 4.2x (4.2x)

Senior Secured First Lien Term Loans	9,637	Market Approach (Guideline Comparable)	Revenue Multiple (1) / Discount Rate	1.75x - 1.75x (1.75x) / 0.3x - 0.3x (0.3x)

Senior Secured First Lien Term Loans	8,836	Market Approach (Sales Proceed)	N/A	N/A

Senior Secured Second Lien Term Loans	266,930	Income Approach (DCF)	Market yield	9.3% - 21.3% (12.4%)

Senior Secured Second Lien Term Loans	92,279	Market Approach (Recent Acquisition Price)	Recent Arms-Length Transaction	N/A

Senior Secured First Lien Notes	17,566	Mark-to-Market	N/A	N/A

Senior Secured First Lien Notes	7,303	Income Approach (DCF)	Market yield	9.7% - 9.7% (9.7%)

Senior Secured First Lien Notes	28,765	Market Approach (Recent Acquisition Price)	Recent Arms-Length Transaction	N/A

Unsecured Debt	23,186	Income Approach (DCF)	Market yield	11.0% - 15.5% (11.1%)

Unsecured Debt	15,000	Market Approach (Recent Acquisition Price)	Recent Arms-Length Transaction	N/A

Equity/Warrants	9,286	Market Approach (Guideline Comparable)	EBIDTA Multiple (1)	4.3x - 8.3x (5.9x)

Equity	4,719	Income Approach (DCF)	Market yield	13.0% - 13.0% (13.0%)

Equity	21,244	Income Approach (Option-pricing Model)	EBITDA Multiple (1) /Discount Rate/Volatility	5.0x-5.0x (5.0x) / 13.0% - 13.0% (13.0%) / 25.0% - 25.0% (25.0%)

Warrants	-	Market Approach (Guideline Comparable)	Revenue Multiple (1) / Discount Rate	1.8x - 1.8x (1.8x) / 25.0% - 25.0% (25.0%)

Warrants	2,280	Market Approach (Guideline Comparable)	Revenue Multiple (1)	0.2x - 0.2x (0.2x)

Warrants	165	Income Approach (Option-pricing Model)	N/A	N/A

Warrants	-	Market Approach (Guideline Comparable)	Revenue Multiple (1) / EBITDA Multiple (1)	0.4x - 0.4x (0.4x) / 4.2x - 4.2x (4.2x)

Equity/Warrants	6,588	Market Approach (Recent Acquisition Price)	Recent Arms-Length Transaction	N/A

Total	$1,243,051

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

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

The Company’s outstanding debt as of March 31, 2015 and September 30, 2014 was as follows (dollars in thousands):

	As of
	March 31, 2015			September 30, 2014
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$346,000	$194,000	$194,000	$346,000	$146,500	$146,500
Term Loan Facility	171,500	171,500	171,500	171,500	171,500	171,500
2019 Notes	40,000	40,000	40,000	40,000	40,000	40,000
2023 Notes	63,500	63,500	63,500	63,500	63,500	63,500
SBA Debentures	130,000	110,000	110,000	100,000	100,000	100,000
Total	$751,000	$579,000	$579,000	$721,000	$521,500	$521,500

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

As of March 31, 2015, total commitments under the Facilities are $517.5 million, comprised of $346.0 million committed to the Revolving Credit Facility and $171.5 million funded under the Term Loan Facility.

At March 31, 2015, the carrying amount of our borrowings under the Facilities approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2015 and September 30, 2014, the Facilities would be deemed to be Level 3, as defined in Note 4.

As of March 31, 2015 and September 30, 2014, $5.9 million and $5.9 million, respectively, of financing costs related to the Revolving Facility have been capitalized and are being amortized over their respective terms. As of March 31, 2015 and September 30, 2014, $3.1 million and $3.1 million of financing costs related to the Term Loan Facility have been capitalized and are being amortized over their respective terms.

For the three and six months ended March 31, 2015 and 2014, the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities were as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2015	2014	2015	2014
Revolving Facility interest	$1,365	$622	$2,785	$1,009
Revolving Facility commitment fee	201	323	402	841
Term Facility interest	1,474	1,256	2,980	2,519
Amortization of deferred financing costs	365	318	737	642
Agency and Other Fees	19	19	39	39
Total interest and fees expense	$3,424	$2,538	$6,943	$5,050
Weighted average stated interest rate	3.2%	4.4%	3.2%	4.2%
Weighted average outstanding balance	$356,811	$172,154	$358,382	$167,154

As of March 31, 2015 and September 30, 2014, there was $194.0 million and $146.5 million, respectively, outstanding under the Revolving Facility. As of March 31, 2015 and September 30, 2014, there was $171.5 million outstanding under the Term Loan Facility.

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

At March 31, 2015, the carrying amount and fair value of the 2019 Notes was $40.0 million and $40.4 million, respectively. At March 31, 2014, the carrying amount and fair value of the 2019 Notes was $40.0 million and $41.1 million, respectively. At March 31, 2015, the carrying amount and fair value of the 2023 Notes was $63.5 million and $64.1 million, respectively. At March 31, 2014, the carrying amount and fair value of the 2023 Notes was $63.5 million and $62.0 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Unsecured Senior Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. At March 31, 2015 and September 30, 2014 the Unsecured Senior Notes would be deemed to be Level 1, as defined in Note 4.

As of March 31, 2015 and September 30, 2014, $1.5 million and $1.5 million, respectively, of financing costs related to the 2019 notes have been deferred and are being amortized over their respective terms. As of March 31, 2015 and September 30, 2014, $2.1 million and $2.1 million, respectively, of financing costs related to the 2023 notes have been deferred and are being amortized over their respective terms.

For the three months and six months ended March 31, 2015 and 2014, the components of interest expense, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2015	2014	2015	2014
2019 Unsecured Notes interest	$713	$713	$1,425	$1,425
2023 Unsecured Notes interest	972	972	1,945	1,945
Amortization of deferred financing costs	104	104	210	210
Total interest and fees expense	$1,789	$1,789	$3,580	$3,580
Weighted average stated interest rate	6.6%	6.6%	6.5%	6.5%
Weighted average outstanding balance	$103,500	$103,500	$103,500	$103,500

As of March 31, 2015 and 2014, $40.0 million and $63.5 million in aggregate principal amount of the 2019 Notes and the 2023 notes were outstanding, respectively.

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

As of March 31, 2015, SBIC LP had $65.0 million in regulatory capital and had $110.0 million SBA-guaranteed debentures outstanding. As of September 30, 2014, SBIC LP had $50.0 million in regulatory capital and had $100.0 million SBA-guaranteed debentures outstanding.

Our fixed-rate SBA debentures as of March 31, 2015 and September 30, 2014 were as follows (dollars in thousands):

	March 31, 2015(1)		September 30, 2014
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate

September 2013	$5,000	4.404%	$5,000	4.404%
March 2014	39,000	3.951	39,000	3.951
September 2014	50,000	3.370	50,000	3.370
September 2014	6,000	3.775	6,000	3.775
Weighted Average Rate/Total	$100,000	3.673%	$100,000	3.673%

(1) The fixed weighted average rate on the $100.0 million of outstanding debentures was fixed at an average annualized rate of 3.673%. The remaining $10.0 million of outstanding debentures have an interim financing rate of 1.440% and are set to pool in September 2015.

As of March 31, 2015, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2015, and September 30, 2014 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 4.

As of March 31, 2015 and September 30, 2014, $4.0 million and $3.4 million, respectively, of financing costs related to the SBA Debentures have been deferred and are being amortized over their respective terms.

For the three and six months ended March 31, 2015 and 2014, the components of interest, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2015	2014	2015	2014
SBA Debentures interest	$909	$209	$1,834	$381
Amortization of deferred financing costs	127	78	248	143
Total interest and fees expense	$1,036	$287	$2,082	$524
Weighted average stated interest rate	3.7%	1.9%	3.7%	1.9%
Weighted average outstanding balance	$100,822	$44,000	$100,407	$40,231

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

For the three and six months ended March 31, 2015, the Company incurred base management fees to MCC Advisors of $5.5 million and $11.3 million, respectively. For the three and six months ended March 31, 2014, the Company incurred base management fees to MCC Advisors of $4.1 million and $7.7 million, respectively. For the three and six months ended March 31, 2015, we incurred $4.4 million and $9.5 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three and six months ended March 31, 2014, we incurred $4.1 million and $8.4 million in incentive fees related to pre-incentive fee net investment income, respectively.

As of March 31, 2015 and September 30, 2014, $10.0 million and $10.4 million were included in “management and incentive fees payable,” in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three and six months ended March 31, 2015, we incurred $1.1 million and $2.1 million in administrator expenses. For the three and six months ended March 31, 2014, we incurred $0.8 million and $1.5 million in administrator expenses, respectively.

Note 7. Related Party Transactions

Investment in Loan Participations

As discussed in Note 1, the Loan Assets contributed to the Company by MOF LP and MOF LTD upon consummation of the Company’s IPO were in the form of loan participations with an affiliated entity managed by affiliates of MCC Advisors. On June 30, 2011, the Company cancelled its participation agreements with an affiliate and executed loan assignment agreements for its investment in Bennu Glass, Inc., Velum Global Credit Management LLC (both were no longer held as of March 31, 2015) and Water Capital USA, Inc. The Company is now a direct lender of record to these borrowers.

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

Note 8. Commitments and Contingencies

Commitments

As of March 31, 2015, we had commitments under loan and financing agreements to fund up to $66.1 million to 13 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. As of September 30, 2014, we had commitments under loan and financing agreements to fund up to $70.2 million to 13 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2015 and September 30, 2014 is shown in the table below (dollars in thousands):

	As of
	March 31, 2015	September 30, 2014
Miratech Intermediate Holdings, Inc. (DDTL)	$14,769	$14,769
Red Skye Wireless LLC	12,000	15,000
Oxford Mining Company LLC (DDTL)	8,136	-
Sendero Drilling Company LLC	5,495	5,495
RCS Management Corporation & Specialized Medical Services, Inc	5,000	-
Freedom Powersports LLC - (DDTL)	4,800	4,800
DreamFinders Homes - TLB	3,247	7,073
DHISCO Electronic Distribution, Inc. - Revolver	3,048	-
Autosplice, Inc	3,026	3,026
Merchant Cash and Capital LLC (First Lien)	2,683	5,297
Tenere Acquisition Corp.	2,000	2,000
Be Green Packaging, LLC - Delayed Draw TL	958	2,375
Meridian Behavioral Health, LLC (Term Loan B)	500	2,500
Be Green Packaging, LLC - Revolver	479	479
Nation Safe Drivers Holdings, Inc.	-	4,721
AM3 Pinnacle Corporation	-	165
DLR Restaurants LLC	-	2,500
Total	$66,141	$70,200

Legal Proceedings

We are a party to certain legal proceedings incidental to the normal course of our business, including where third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations.

Note 9. Fee Income

The fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, transaction break-up fee and other miscellaneous fees. The following tables summarize the Company’s fee income for the three and six months ended March 31, 2015 and 2014 (dollars in thousands):

	For the three months ended March 31
	2015	2014
Origination fee	$919	$4,330
Prepayment fee	543	-
Amendment fee	932	887
Transaction break-up fee	-	-
Administrative agent fee	135	122
Other fees	10	62
Fee income	$2,539	$5,401

	For the six months ended March 31
	2015	2014
Origination fee	$2,938	$7,361
Prepayment fee	1,613	3,026
Amendment fee	1,693	1,173
Transaction break-up fee	-	100
Administrative agent fee	281	236
Other fees	98	88
Fee income	$6,623	$11,984

Note 10. Directors Fees

The independent directors receive an annual fee of $55,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and six months ended March 31, 2015, we accrued $0.1 million and $0.3 million for directors’ fees expense. For the three and six months ended March 31, 2014, we accrued $0.2 million and $0.3 million for directors’ fees expense.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended March 31, 2015 and 2014 (dollars in thousands except share and per share amounts):

Basic and diluted	For the three months ended March 31, 2015	For the six months ended March 31, 2015

Net increase / (decrease) in net assets from operations	$11,783	$(6,533)
Weighted average common shares outstanding	58,499,797	58,617,823
Earnings per common share-basic and diluted	$0.20	$(0.11)

Basic and diluted	For the three months ended March 31, 2014	For the six months ended March 31, 2014

Net increase / (decrease) in net assets from operations	$12,442	$26,735
Weighted average common shares outstanding	43,883,259	42,002,482
Earnings per common share-basic and diluted	$0.28	$0.64

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended March 31, 2015 and 2014:

	For the six months ended March 31
	2015	2014
Per share data:
Net asset value per share at beginning of period	$12.43	$12.70

Net investment income (1)	0.65	0.80
Net realized gains (losses) on investments	(0.16)	-
Net unrealized appreciation/(depreciation) on investments	(0.59)	(0.16)
Net unrealized appreciation/(depreciation) on participations	-	0.01
Provision for deferred taxes on unrealized gain/(loss) on investments	(0.01)	(0.01)
Net increase (decrease) in net assets	(0.11)	0.64

Dividends declared	(0.67)	(0.74)

Issuance of common stock, net of underwriting costs	-	0.11
Repurchase of common stock under repurchase program	0.03	-
Offering costs	-	(0.01)
Other (2)	-	(0.01)

Net asset value at end of period	$11.68	$12.69
Net assets at end of period	$676,094,647	$587,239,882
Shares outstanding at end of period	57,907,607	46,283,712

Per share market value at end of period	$9.15	$13.61
Total return based on market value (3)	(19.02)%	4.38%
Total return based on net asset value (4)	(1.79)%	5.68%
Portfolio turnover rate	15.90%	14.36%

The following is a schedule of ratios and supplemental data for the six months ended March 31, 2015 and 2014:

	For the six months ended March 31
	2015	2014
Ratios: (5)
Ratio of net investment income, net of management fee waiver to average net assets	11.10%	13.29%
Ratio of total expenses net of management fee waiver to average net assets	11.20%	11.67%
Ratio of incentive fees to average net assets	2.77%	3.32%
Supplemental Data:
Ratio of operating expenses, net of management fee waiver and credit facility related expenses to average net assets	8.42%	8.34%
Percentage of non-recurring fee income (6)	8.28%	18.63%
Average debt outstanding (7)	$562,288,462	$310,885,165
Average debt outstanding per common share	$9.59	$7.40
Asset coverage ratio per unit (8)	2,442	2,633
Average market value per unit
Facilities (9)	N/A	N/A
SBA debentures (9)	N/A	N/A
Notes due 2019	$25.33	$25.82
Notes due 2023	$24.87	$23.72

(1) Net investment income based on total weighted average common stock outstanding equals $0.65 and $0.80 per share for the six months ended March 31, 2015 and 2014, respectively.

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

(5) Ratios are annualized.

(6) Represents the impact of the non-recurring fees over investment income.

(7) Based on daily weighted average balance of debt outstanding during the period.

(8) Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.

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

The following table summarizes the Company’s dividend declarations and distributions during the six months ended March 31, 2015 and 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
For the six months ended March 31, 2015
10/30/2014	11/26/2014	12/12/2014	0.37
2/9/2015	2/25/2015	3/13/2015	0.30
			$0.67

Date Declared	Record Date	Payment Date	Amount Per Share
For the six months ended March 31, 2014
10/30/2013	11/22/2013	12/13/2013	0.37
2/5/2014	2/26/2014	3/14/2014	0.37
			$0.74

Note 14. Stock Repurchase Program

The following table summarizes our share repurchases under our stock repurchase program for the three and six months ended March 31, 2015 (dollars in thousands):

	For the three months ended March 31, 2015	For the six months ended March 31, 2015
Dollar amount repurchased	$7,930	$7,930
Shares Repurchased	825,677	825,677
Average price per share	$9.60	$9.60
Weighted average discount to Net Asset Value	18.3%	18.3%

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we can purchase up to an aggregate amount of $30 million of our common stock between the period of the approval date and February 5, 2016. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. This program may be limited or terminated at any time without prior notice. The Company's net asset value per share was increased by approximately $0.03 as a result of the share repurchases.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the six months ended March 31, 2015, except as disclosed below.

On April 15, 2015, the Company funded $10.0 million of regulatory capital to SBIC LP which will allow us to receive an additional capital commitment of $20.0 million from the SBA once approved.

On May 6, 2015, the Company’s board of directors declared a quarterly dividend of $0.30 per share payable on June 12, 2015, to stockholders of record at the close of business on May 20, 2015.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q.

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to Medley Capital Corporation. “MCC Advisors” and the “Adviser” refer to MCC Advisors LLC, our investment adviser. MCC Advisors is a majority owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm, which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. “Medley” refers, collectively, to the activities and operations of Medley Capital LLC, Medley LLC, Medley Management Inc., Medley Group LLC, MCC Advisors, associated investment funds and their respective affiliates.

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

Portfolio and Investment Activity

As of March 31, 2015, our portfolio consisted of investments in 72 portfolio companies with a fair value of approximately $1,211.7 million. During the three months ended March 31, 2015, we invested $15.0 million in 1 new portfolio company and $39.3 million in 10 existing portfolio companies, and we had $63.4 million in aggregate amount of exits and repayments, resulting in net exits and repayments of $9.1 million for the period.

As of March 31, 2014, our portfolio consisted of investments in 69 portfolio companies with a fair value of approximately $959.0 million. During three months ended March 31, 2014, we invested $139.8 million in 8 new portfolio companies and $30.9 million in 6 existing portfolio companies, and we had $29.8 million in aggregate amount of exits and repayments, resulting in net investments of $140.9 million for the period.

During the six months ended March 31, 2015, we invested $89.8 million in 5 new portfolio companies and $58.4 million in 14 existing portfolio companies, and we had $143.6 million in aggregate amounts of exits and repayments, resulting in net investments of $4.6 million for the period. During the six months ended March 31, 2014, we invested $287.4 million in 20 new portfolio companies and $43.9 million in 8 existing portfolio companies, and we had $121.8 million in aggregate amounts of exits and repayments, resulting in net investments of $209.5 million for the period.

As of March 31, 2015, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $17.7 million and $16.8 million, and $38.4 million and $38.7 million, respectively.

As of March 31, 2014, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $14.1 million and $13.9 million, and $26.0 million and $25.5 million, respectively.

The following table summarizes the amortized cost and the fair value of investments as of March 31, 2015 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$782,754	61.3%	$719,726	59.4%
Senior Secured Second Lien Term Loans	371,159	29.1	368,463	30.4
Senior Secured First Lien Notes	37,668	3.0	35,463	2.9
Unsecured Debt	38,190	3.0	38,195	3.2
Equity/Warrants	46,202	3.6	49,836	4.1
Total	$1,275,973	100.0%	$1,211,683	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2014 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$776,904	60.9%	$747,740	60.0%
Senior Secured Second Lien Term Loans	359,835	28.2	359,209	28.8
Senior Secured First Lien Notes	60,482	4.8	56,121	4.5
Unsecured Debt	38,185	3.0	38,186	3.1
Equity/Warrants	39,859	3.1	44,282	3.6
Total	$1,275,265	100.0%	$1,245,538	100.0%

As of March 31, 2015, the weighted average loan to value ratio (“LTV”) of our portfolio investments based upon fair market value was approximately 61.9%. We believe that the LTV ratio for a portfolio investment is a useful indicator of the riskiness of the portfolio investment, or its likelihood of default. As part of our investment strategy, we seek to structure transactions with downside protection and seek LTVs of lower than 65%. We regularly evaluate the LTV of our portfolio investments and believe that LTV is a useful indicator for management.

As of March 31, 2015, our income-bearing investment portfolio, which represented nearly 96.5% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 12.4%, and 78.6% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 21.4% bore interest at fixed rates.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2015 (dollars in thousands):

Investment Performance Rating	Fair Value	Percentage
1	$109,484	9.0%
2	1,039,027	85.8
3	40,973	3.4
4	6,279	0.5
5	15,920	1.3
Total	$1,211,683	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2014 (dollars in thousands):

Investment Performance Rating	Fair Value	Percentage
1	$64,873	5.2%
2	1,121,981	90.1
3	18,347	1.5
4	-	-
5	40,337	3.2
Total	$1,245,538	100.0%

Results of Operations

Operating results for the three and six months ended March 31, 2015 and 2014 are as follows (dollars in thousands):

	For the three months ended March 31
	2015	2014

Total investment income	$36,776	$31,398
Total expenses, net	19,023	14,843
Net investment income	17,753	16,555
Net realized gains (losses)	(9,401)	28
Net unrealized gains (losses) on investments	4,136	(3,978)
Net unrealized gains (losses) on participations	-	154
Provision for deferred taxes on unrealized gains/(loss) on investments	(705)	(317)
Net increase in net assets resulting from operations	$11,783	$12,442

	For the six months ended March 31
	2015	2014

Total investment income	$76,625	$63,066
Total expenses, net	38,482	29,480
Net investment income	38,143	33,586
Net realized gains (losses)	(9,617)	73
Net unrealized gains (losses) on investments	(34,564)	(6,761)
Net unrealized gains (losses) on participations	-	154
Provision for deferred taxes on unrealized gains/(loss) on investments	(495)	(317)
Net increase in net assets resulting from operations	$(6,533)	$26,735

Investment Income

For the three and six months ended March 31, 2015, investment income totaled $36.8 million and $76.6 million, respectively, of which $34.3 million and $70.0 million was attributable to portfolio interest and $2.5 million and $6.6 million to fee income.

For the three and six months ended March 31, 2014, investment income totaled $31.4 million and $63.1 million, respectively, of which $26.0 million and $51.1 million was attributable to portfolio interest and $5.4 million and $12.0 million to fee income.

Operating Expenses

Operating expenses for the three and six months ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	For the three months ended March 31
	2015	2014
Base management fees	$5,546	$4,078
Incentive fees	4,438	4,139
Interest and financing expenses	6,248	4,614
Administrator expenses	1,098	840
Professional fees	840	543
Directors fees	125	190
Insurance	143	137
General and administrative	585	302
Expenses	$19,023	$14,843

	For the six months ended March 31
	2015	2014
Base management fees	$11,330	$7,743
Incentive fees	9,536	8,397
Interest and financing expenses	12,605	9,154
Administrator expenses	2,120	1,513
Professional fees	1,372	1,157
Directors fees	298	341
Insurance	286	276
General and administrative	935	899
Expenses	$38,482	$29,480

For the three months ended March 31, 2015, total operating expenses increased by $4.2 million, or 28.2%, compared to the three months ended March 31, 2014. For the six months ended March 31, 2015, total operating expenses increased by $9.0 million, or 30.5%, compared to the six months ended March 31, 2014.

Interest and financing expenses were higher in the three months ended March 31, 2015 than the three months ended March 31, 2014 as a result of increase in commitment on a four-year senior secured revolving credit facility, issuing $40.0 million in aggregate principal amount of 7.125% unsecured notes that mature on March 30, 2019 (the “2019 Notes“), an increase in commitment on a five-year senior secured term loan credit facility, issuing $63.5 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes“) and issuing SBA-guaranteed debentures.

Excluding interest and financing expenses, expenses increased for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to an increase in professional fees, base management fees, incentive fees, administrative service fees and general administrative expenses. Professional fees and administrative service fees have increased due to higher legal, audit, valuation services and administrator expenses. Base management fees, which are calculated based on average gross assets, increased due to the growth in the portfolio throughout the period. The incentive fee increased as a result of the increase in pre-incentive fee net investment income.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and six months ended March 31, 2015, we recognized $9.4 million and $9.6 million of realized losses on our portfolio investments, respectively. During the three and six months ended March 31, 2014, we recognized $28,052 and $73,052 of realized gains on our portfolio investments, respectively.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended March 31, 2015, we had $4.1 million of unrealized appreciation and $34.6 million of unrealized depreciation, respectively, on portfolio investments. For the three and six months ended March 31, 2014, we had $4.0 million and $6.8 million of unrealized depreciation, respectively on portfolio investments. For the three and six months ended March 31, 2015, we held no participated investments. For the three and six months ended March 31, 2014, we had $0.2 million and $0.2 million of unrealized appreciation, respectively, on participated investments.

Provision for Deferred Taxes on Unrealized Appreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and six months ended March 31, 2015, the Company recognized a provision for deferred tax on unrealized gains of $0.7 million and $0.5 million for consolidated subsidiaries, respectively. For the three and six months ended March 31, 2014, the Company recognized a provision for deferred tax on unrealized gains of $0.3 million and $0.3 million for consolidated subsidiaries, respectively.

Changes in Net Assets from Operations

For the three months ended March 31, 2015, we recorded a net increase in net assets resulting from operations of $11.8 million, as a result of the factors discussed above. For the three months ended March 31, 2014, we recorded a net increase in net assets resulting from operations of $12.4 million. Based on 58,499,797 and 43,883,259 weighted average common shares outstanding for the three months ended March 31, 2015 and 2014, respectively, our per share net increase in net assets resulting from operations was $0.20 for the three months ended March 31, 2015 compared to a per share net increase in net assets from operations of $0.28 for the three months ended March 31, 2014.

For the six months ended March 31, 2015, we recorded a net decrease in net assets resulting from operations of $6.5 million. For the six months ended March 31, 2014, we recorded a net increase in net assets resulting from operations of $26.7 million. Based on 58,617,823 and 42,002,482 weighted average common shares outstanding for the six months ended March 31, 2015 and 2014, respectively, our per share net decrease in net assets resulting from operations was $0.11 for the six months ended March 31, 2015 compared to a per share net increase in net assets from operations of $0.64 for the six months ended March 31, 2014.

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

Concurrently with the effectiveness of the Amendments, the Company closed an additional $101 million of commitments under its Revolving Credit Facility and an additional $51.5 million of commitments under its Term Loan Facility

As of March 31, 2015, total commitments under the Facilities are $517.5 million, comprised of $346 million committed to the Revolving Credit Facility and $171.5 million funded under the Term Loan Facility.

As of March 31, 2015, we had $29.1 million in cash. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

As of March 31, 2015, SBIC LP had $65.0 million in regulatory capital and had $110.0 million SBA-guaranteed debentures outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. As of March 31, 2015, we had commitments under loan and financing agreements to fund up to $66.1 million to 13 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. As of September 30, 2014, we had commitments under loan and financing agreements to fund up to $70.2 million to 13 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments at March 31, 2015 and September 30, 2014 is shown in the table below (dollars in thousands):

	As of
	March 31, 2015	September 30, 2014
Miratech Intermediate Holdings, Inc. (DDTL)	$14,769	$14,769
Red Skye Wireless LLC	12,000	15,000
Oxford Mining Company LLC (DDTL)	8,136	-
Sendero Drilling Company LLC	5,495	5,495
RCS Management Corporation & Specialized Medical Services, Inc	5,000	-
Freedom Powersports LLC - (DDTL)	4,800	4,800
DreamFinders Homes - TLB	3,247	7,073
DHISCO Electronic Distribution, Inc. - Revolver	3,048	-
Autosplice, Inc	3,026	3,026
Merchant Cash and Capital LLC (First Lien)	2,683	5,297
Tenere Acquisition Corp.	2,000	2,000
Be Green Packaging, LLC - Delayed Draw TL	958	2,375
Meridian Behavioral Health, LLC (Term Loan B)	500	2,500
Be Green Packaging, LLC - Revolver	479	479
Nation Safe Drivers Holdings, Inc.	-	4,721
AM3 Pinnacle Corporation	-	165
DLR Restaurants LLC	-	2,500
Total	$66,141	$70,200

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at March 31, 2015 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Revolving Facility	$194,000	$-	$-	$194,000	$-
Term Loan Facility	171,500	-	-	171,500	-
7.125% Notes	40,000	-	-	40,000	-
6.125% Notes	63,500	-	-	-	63,500
SBA Debenture	110,000	-	-	-	110,000
Total contractual obligations	$579,000	$-	$-	$405,500	$173,500

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

On March 27, 2015, the Company and Great American Life Insurance Company (“Great American Life”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (the “Joint Venture”). The Company and Great American Life have committed to provide $100 million of equity to the Joint Venture, with the Company providing $87.5 million and Great American Life providing $12.5 million. In addition, the Joint Venture intends to seek a credit facility from a third party financing provider. The Joint Venture is expected to invest primarily in first lien middle market and other corporate debt securities. All portfolio and other material decisions regarding the Joint Venture must be submitted to the Joint Venture’s board of managers, which is comprised of four members, two of whom are selected by the Company and the other two are selected by Great American Life. As a result, consistent with precedent transactions that have been reviewed and approved by the SEC, the Company has concluded that it does not control the Joint Venture. As of March 31, 2015, the Joint venture had not commenced operations.

The Company has determined that the Joint Venture is an investment company under ASC 946, however in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate its non-controlling interest in the Joint Venture.

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

The following table summarizes the dividends declared through March 31, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
5/11/2011	6/1/2011	6/15/2011	$0.16
8/4/2011	9/1/2011	9/15/2011	0.21
11/29/2011	12/15/2011	12/30/2011	0.25
2/2/2012	2/24/2012	3/15/2012	0.28
5/2/2012	5/25/2012	6/15/2012	0.31
8/1/2012	8/24/2012	9/14/2012	0.36
11/1/2012	11/23/2012	12/14/2012	0.36
1/30/2013	2/27/2013	3/15/2013	0.36
5/1/2013	5/27/2013	6/14/2013	0.36
7/31/2013	8/23/2013	9/13/2013	0.37
10/30/2013	11/22/2013	12/13/2013	0.37
2/5/2014	2/26/2014	3/14/2014	0.37
5/1/2014	5/28/2014	6/13/2014	0.37
7/30/2014	8/27/2014	9/12/2014	0.37
10/30/2014	11/26/2014	12/12/2014	0.37
2/9/2015	2/25/2015	3/13/2015	0.30

Stock Repurchase Program

The following table summarizes our share repurchases under our stock repurchase program for the three and six months ended March 31, 2015 (dollars in thousands):

	For the three months ended March 31, 2015	For the six months ended March 31, 2015
Dollar amount repurchased	$7,930	$7,930
Shares Repurchased	825,677	825,677
Average price per share	$9.60	$9.60
Weighted average discount to Net Asset Value	18.3%	18.3%

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we can purchase up to an aggregate amount of $30 million of our common stock between the period of the approval date and February 5, 2016. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. This program may be limited or terminated at any time without prior notice. The Company's net asset value per share was increased by approximately $0.03 as a result of the share repurchases.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At March 31, 2015, four portfolio companies were on non-accrual status with a combined fair value of approximately $22.2 million, or 1.8% of the fair value of our portfolio. At September 30, 2014, we had four portfolio companies on non-accrual status with a fair value of approximately $40.3 million, or 3.2% of the fair value of our portfolio.

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

Recent Developments

On April 15, 2015, the Company funded $10.0 million of regulatory capital to SBIC LP which will allow us to receive an additional capital commitment of $20.0 million from the SBA once approved.

On May 6, 2015, the Company’s board of directors declared a quarterly dividend of $0.30 per share payable on June 12, 2015, to stockholders of record at the close of business on May 20, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended March 31, 2015, we did not engage in hedging activities.

As of March 31, 2015, 78.6% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate floor as of March 31, 2015 was as follows (dollars in thousands):

	March 31, 2015
	Fair Value	% of Floating Rate Portfolio
Under 1%	$146,691	15.9%
1% to under 2%	680,252	74.0
2% to under 3%	77,847	8.5
3%	14,948	1.6
Total	$919,738	100.0%

Based on our Consolidated Statement of Assets of Liabilities as of March 31, 2015, the following table (dollars in thousands) shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase (1)	Interest Income	Interest Expense	Net Increase (Decrease)
100	$2,600	$4,800	$(2,200)
200	10,100	9,500	600
300	19,000	14,300	4,700
400	27,800	19,000	8,800
500	36,600	23,800	12,800

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

Item 4: Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

On July 25, 2014, Fourth Third LLC instituted a foreclosure proceeding against Security National Guaranty, Inc. (the “borrower”), Tanam Corp. and Abbat Corp. (collectively, the “junior lienholders”), following the borrower’s failure to repay approximately $43M due and payable on a loan made in 2008. Medley Opportunity Fund I held the beneficial interest in the Fourth Third LLC loan. The borrower filed a counterclaim against Fourth Third LLC on September 2, 2014. The borrower also named Medley Capital Corporation (“MCC”) as a defendant, alleging that MCC acted as Fourth Third LLC’s agent. The counterclaim alleged $300M in damages arising from Fourth Third LLC’s alleged breach of an oral agreement to accept $15M in full satisfaction of the $43M loan. Fourth Third has transferred its interest in the loan to CK Holdings LLC and CK Holdings has entered into an agreement with the borrower pursuant to which it has agreed to accept a discounted payoff and the borrower has released its claims against Fourth Third. The claims against Medley Capital remain pending. Medley Capital disputes the borrower's allegations and is vigorously defending the counterclaim.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 8, 2014, which could materially affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended March 31, 2015 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

We face cyber-security risks

Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to maintain the availability of our electronic data systems and safeguard the security of our data, our ability to conduct business may be compromised, which impair our liquidity, disrupt our business, damage our reputation and cause losses

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We are subject to cybersecurity risks. Information cyber security risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber attacks or other information security breaches, we could suffer such losses in the future. Our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties, which could result in significant losses or reputational damage. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We currently do not maintain insurance coverage relating to cybersecurity risks, and we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Other Information.

None.

PART IV

Item 5. Exhibits.

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 22, 2010).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 22, 2010).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 22, 2010).

4.2	Indenture, dated February 7, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.2 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-179237), filed on February 13, 2012).

4.3	First Supplemental Indenture, dated March 21, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 21, 2012).

4.4	Second Supplemental Indenture, dated March 13, 2013, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

10.1	Form of Amended and Restated Investment Management Agreement between Registrant and MCC Advisors LLC. (Incorporated by reference to Exhibit 99.G to Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on N-2, filed on December 10, 2013).

10.2	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 22, 2010).

10.3	Form of Administration Agreement (Incorporated by reference to Exhibit 99.K.2 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-166491), filed on June 9, 2010).

10.4	Form of Sub-Administration Agreement (Incorporated by reference to Exhibit 99.K.4 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 22, 2010).

10.5	Form of Trademark License Agreement (Incorporated by reference to Exhibit 99.K.3 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-166491), filed on June 9, 2010).

10.6	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 22, 2010).

10.7	Senior Secured Revolving Credit Agreement among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated August 4, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2011).

10.8	Guarantee, Pledge and Security Agreement among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent, dated August 4, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2011).

10.9	Amendment No. 1, dated as of August 31, 2012, to the Senior Secured Revolving Credit Agreement dated August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2012).

10.10	Amendment No. 2, dated as of December 7, 2012, to the Senior Secured Revolving Credit Agreement dated August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by that certain Amendment No. 1 to Senior Secured Revolving Credit Agreement, dated as of August 31, 2012 (Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2012).

10.11	Amendment No. 3, dated as of March 28, 2013, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1 and 2 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012 and December 7, 2012, respectively (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2013).

10.12	Senior Secured Term Loan Credit Agreement, dated as of August 31, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2012).

10.13	Amendment No. 1, made as of December 7, 2012, to the Senior Secured Term Loan Credit Agreement dated as of August 31, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2012).

10.14	Amendment No. 2, made as of January 23, 2013, to the Senior Secured Term Loan Credit Agreement dated as of August 31, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment No. 1 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012 (Incorporated by reference to the Current Report on Form 8-K filed on January 29, 2013).

10.15	Amendment No. 3, dated as of March 28, 2013, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1 and 2 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012 and January 23, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2013).

10.16	Amendment No. 4, dated as of May 1, 2013, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2 and 3 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012, March 28, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on May 7, 2013).

10.17	Amendment No. 4, dated as of May 1, 2013, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2 and 3 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013, and March 28, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on May 7, 2013).

10.18	Amendment No. 5, dated as of June 2, 2014, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3 and 4 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012, March 28, 2013 and May 1, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on June 3, 2014).

10.19	Amendment No. 5, dated as of June 2, 2014, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3 and 4 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013, March 28, 2013 and May 1, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on June 3, 2014).

10.20	Amendment No. 6, dated as of February 2, 2015, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3, 4 and 5 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012, March 28, 2013, May 1, 2013 and June 2, 2014, respectively (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2015).

10.21	Amendment No. 6 to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3, 4 and 5 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013, March 28, 2013, May 1, 2013 and June 2, 2014, respectively (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2015).

10.22	Incremental Assumption Agreement, dated as of February 10, 2012, made by Credit Suisse AG, Cayman Islands Branch, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2012).

10.23	Incremental Assumption Agreement dated as of March 30, 2012, made by Onewest Bank, FSB, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on April 4, 2012).

10.24	Incremental Assumption Agreement dated as of May 3, 2012, made by Doral Bank, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on May 3, 2012).

10.25	Incremental Assumption Agreement dated as of September 25, 2012, made by Stamford First Bank, a division of the Bank of New Canaan, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, and Amended by Amendment No. 1 dated August 31, 2012, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 28, 2012).

10.26	Limited Liability Company Operating Agreement of MCC Senior Loan Strategy JV I LLC, a Delaware Limited Liability Company, dated as of March 27, 2015 (Incorporated by reference to the Current Report on Form 8-K filed on March 30, 2015).

11	Computation of Per Share Earnings (included in Note 11 to the financial statements contained in this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2015	Medley Capital Corporation

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)

