Form 10-Q
period 2015-06-30
Medley Capital Corp
filed 2015-08-10
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015
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

As of August 10, 2015 the Registrant had 57,738,526 shares of common stock, $0.001 par value, outstanding.

MEDLEY CAPITAL CORPORATION

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	June 30, 2015	September 30, 2014
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,216,982,363 and $1,215,421,753, respectively)	$1,156,183,992	$1,185,859,238
Controlled investments (amortized cost of $41,064,923 and $39,899,954, respectively)	37,999,642	38,244,386
Affiliated investments (amortized cost of $10,000,000 and $19,943,150, respectively)	10,000,000	21,434,667
Total investments at fair value	1,204,183,634	1,245,538,291
Cash and cash equivalents	36,239,851	36,731,488
Interest receivable	11,810,847	13,095,503
Deferred financing costs, net	11,127,058	11,688,339
Fees receivable	1,474,458	1,930,079
Other assets	801,394	651,035
Receivable for dispositions and investments sold	4,282,342	14,289,610
Deferred offering costs	306,844	222,104
Total assets	$1,270,226,428	$1,324,146,449
LIABILITIES
Revolving credit facility payable	$181,700,000	$146,500,000
Term loan payable	171,500,000	171,500,000
Notes payable	103,500,000	103,500,000
SBA debentures payable	130,000,000	100,000,000
Payable for investments originated, purchased and participated	-	54,995,000
Management and incentive fees payable (See note 6)	9,856,011	10,444,811
Accounts payable and accrued expenses	2,216,562	2,330,244
Interest and fees payable	1,902,482	2,096,171
Administrator expenses payable (See note 6)	1,066,118	1,012,466
Deferred tax liability	2,514,189	1,592,145
Deferred revenue	320,431	265,493
Due to affiliate	131,706	39,564
Offering costs payable	-	13,674
Total liabilities	$604,707,499	$594,289,568
Commitments and Contingencies (See note 8)
NET ASSETS
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 57,738,526 and 58,733,284 common shares issued and outstanding, respectively	$57,739	$58,733
Capital in excess of par value	729,937,990	739,443,065
Accumulated undistributed net investment income	20,384,776	21,673,794
Accumulated net realized gain/(loss) from investments	(18,627,618)	-
Net unrealized appreciation/(depreciation) on investments, net of deferred taxes	(66,233,958)	(31,318,711)
Total net assets	665,518,929	729,856,881
Total liabilities and net assets	$1,270,226,428	$1,324,146,449
NET ASSET VALUE PER SHARE	$11.53	$12.43

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended June 30		For the nine months ended June 30
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/Non-affiliated investments:
Cash	$30,443,298	$26,230,726	$94,065,811	$71,271,822
Payment-in-kind	2,269,865	2,803,552	5,904,729	8,055,270
Affiliated investments:
Cash	166,750	284,509	971,902	838,381
Payment-in-kind	-	117,723	190,446	348,759
Controlled investments:
Cash	398,725	-	1,193,301	-
Payment-in-kind	491,349	-	1,442,480	-
Total interest income	33,769,987	29,436,510	103,768,669	80,514,232
Dividend income, net of provisional taxes (143,883 and 0, respectively)	107,434	-	107,434	-
Interest from cash and cash equivalents	1,387	1,649	4,359	5,957
Fee income (See note 9)	2,084,975	8,633,572	8,708,173	20,617,806
Total investment income	35,963,783	38,071,731	112,588,635	101,137,995

EXPENSES
Base management fees (See note 6)	5,545,985	4,593,080	16,876,189	12,336,267
Incentive fees (See note 6)	4,310,026	5,173,449	13,845,784	13,569,971
Interest and financing expenses	6,160,394	5,348,298	18,765,192	14,502,205
Administrator expenses (See note 6)	1,066,119	858,591	3,186,267	2,371,153
Professional fees	904,659	710,628	2,276,691	1,867,640
Directors fees	134,520	194,304	432,895	535,554
Insurance	140,351	150,214	425,996	426,499
General and administrative	461,625	349,373	1,396,484	1,248,823
Total expenses	18,723,679	17,377,937	57,205,498	46,858,112
NET INVESTMENT INCOME	17,240,104	20,693,794	55,383,137	54,279,883

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	(9,010,451)	813,852	(18,627,618)	886,904
Net unrealized appreciation/(depreciation) on investments	427,082	(4,820,079)	(34,137,086)	(11,580,576)
Net unrealized appreciation/(depreciation) on participations	-	(29,380)	-	124,315
Change in provision for deferred taxes on unrealized gain on investments	(283,706)	(69,687)	(778,161)	(386,545)
Net gain/(loss) on investments	(8,867,075)	(4,105,294)	(53,542,865)	(10,955,902)

NET INCREASE/DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,373,029	$16,588,500	$1,840,272	$43,323,981

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.14	$0.33	$0.03	$0.97
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.30	$0.41	$0.95	$1.21
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	57,859,274	50,503,492	58,363,128	44,836,152

DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.37	$0.97	$1.11

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the nine months ended June 30
	2015	2014
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS:
Net investment income	$55,383,137	$54,279,883
Net realized gain/(loss) from investments	(18,627,618)	886,904
Net unrealized appreciation/(depreciation) on investments	(34,137,086)	(11,580,576)
Net unrealized appreciation/(depreciation) on participations	-	124,315
Provision for deferred taxes on unrealized gain on investments	(778,161)	(386,545)
Net increase/(decrease) in net assets from operations	1,840,272	43,323,981
SHAREHOLDER DISTRIBUTIONS:
Distributions declared from net investment income	(56,672,155)	(51,295,478)
Net decrease in net assets from shareholder distributions	(56,672,155)	(51,295,478)
CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net of underwriting costs (0 and 12,000,000 shares, respectively)	-	157,976,250
Repurchase of common stock under stock repurchase program (994,758 and 0 shares, respectively)	(9,506,069)	-
Offering costs	-	(300,133)
Issuance of common stock under dividend reinvestment plan (0 and 130,808 shares, respectively)	-	1,693,167
Net increase in net assets from common share transactions	(9,506,069)	159,369,284
Total increase/(decrease) in net assets	(64,337,952)	151,397,787
Net assets at beginning of period	729,856,881	509,834,455
Net assets at end of period including accumulated undistributed net investment income of $20,384,776 and $15,169,028, respectively	$665,518,929	$661,232,242

Net asset value per common share	$11.53	$12.65
Common shares outstanding at end of period	57,738,526	52,283,712

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the nine months ended June 30
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS	$1,840,272	$43,323,981
ADJUSTMENTS TO RECONCILE NET INCREASE/DECREASE IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(7,334,583)	(8,397,574)
Net amortization of premium/(discount) on investments	(1,349,196)	(490,301)
Amortization of deferred financing costs	1,807,210	1,592,209
Net realized (gain)/loss from investments	18,627,618	(886,904)
Net deferred income taxes	922,044	386,545
Net unrealized (appreciation)/depreciation on investments	34,137,086	11,580,576
Net unrealized (appreciation)/depreciation on participations	-	(124,315)
Proceeds from sale and settlements of investments	223,292,550	278,008,120
Purchases, originations and participations	(226,018,818)	(573,502,473)
(Increase)/decrease in operating assets:
Interest receivable	1,284,656	(3,915,303)
Fees receivable	455,621	(195,000)
Other assets	(150,359)	(34,884)
Receivable for dispositions and investments sold	10,007,268	(15,175,048)
Increase/(decrease) in operating liabilities:
Payable for investments purchased, originated and participated	(54,995,000)	15,842,912
Management and incentive fees payable, net	(588,800)	2,866,875
Accounts payable and accrued expenses	(113,682)	912,244
Interest and fees payable	(193,689)	191,494
Administrator expenses payable	53,652	157,383
Deferred revenue	54,938	55,756
Due to affiliate	92,142	(82,083)
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	1,830,930	(247,885,790)
Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting costs	-	159,669,417
Repurchase of common stock under stock repurchase program	(9,506,069)	-
Offering costs paid	(98,414)	(482,025)
Borrowings on debt	165,500,000	378,300,000
Paydowns on debt	(100,300,000)	(225,717,114)
Financing costs paid	(1,245,929)	(4,033,465)
Payments of cash dividends	(56,672,155)	(51,295,478)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(2,322,567)	256,441,335
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(491,637)	8,555,545
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,731,488	8,557,899
CASH AND CASH EQUIVALENTS, END OF PERIOD	$36,239,851	$17,113,444
Supplemental Information:
Interest paid during the period	$17,094,090	$12,660,917
Supplemental non-cash information
Payment-in-kind interest income	$7,537,655	$8,404,029
Net amortization of premium/(discount) on investments	$1,349,196	$490,301
Amortization of deferred financing costs	$(1,807,210)	$(1,592,209)
Issuance of common stock in connection with dividend reinvestment plan	$-	$1,693,167

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

June 30, 2015

(Unaudited)

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (3)	Fair Value	% of Net Assets (4)

Non-Controlled/ Non-Affiliated Investments:

AAR Intermediate Holdings LLC(11)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 12.00%, 1.00% LIBOR Floor)(18)	3/30/2019	32,134,161	30,380,947	29,697,093	4.5%
		Warrants to purchase 1.80% of outstanding company equity.	3/30/2019	-	2,274,480	236,717	0.0%
				32,134,161	32,655,427	29,933,810

Accupac, Inc.	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor) (17)	3/20/2020	33,000,000	33,000,000	33,000,000	5.0%
				33,000,000	33,000,000	33,000,000

AESC Holding Corp, Inc.	Retail	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	5/27/2019	20,000,000	20,000,000	20,200,000	3.0%
				20,000,000	20,000,000	20,200,000

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (3)	Fair Value	% of Net Assets (4)

Albertville Quality Foods, Inc. (11)	Beverages & Food	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap) (17)	10/31/2018	17,452,830	17,452,830	17,801,887	2.7%
				17,452,830	17,452,830	17,801,887

AM3 Pinnacle Corporation	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00%)	10/22/2018	7,920,601	7,920,601	7,047,672	1.1%
				7,920,601	7,920,601	7,047,672

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2016	16,377,694	16,377,694	16,377,694	2.5%
				16,377,694	16,377,694	16,377,694

Autosplice, Inc. (7)(9)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.00% LIBOR Floor) (18)	6/30/2019	14,817,844	14,817,844	15,139,120	2.3%
				14,817,844	14,817,844	15,139,120

Backcountry.com, Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor) (18)	6/30/2020	9,583,333	9,583,333	9,583,333	1.4%
				9,583,333	9,583,333	9,583,333

BayDelta Maritime LLC	Transportation: Cargo	Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	490,533	0.1%
				-	25,000	490,533

Be Green Packaging, LLC (7)(9)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor )(18)	12/13/2018	5,000,000	5,000,000	4,890,524	0.7%
		Senior Secured First Lien Delayed Draw (LIBOR + 10.00%, 1.00% LIBOR Floor) (18)	12/13/2018	3,416,667	3,416,667	3,347,024	0.5%
		Revolver (LIBOR + 10.00%, 1.00% LIBOR Floor) (18)	12/13/2018	354,167	354,167	338,784	0.0%
		1.563% Partnership Interest in RCAF VI CIV XXIII, L.P.	12/13/2018	-	416,250	298,035	0.0%
				8,770,834	9,187,084	8,874,367

Black Angus Steakhouses, LLC (7)(9)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	4/24/2020	8,162,946	8,162,946	8,162,946	1.2%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00%, 1.00% LIBOR Floor) (6)	4/24/2020	-	-	-	0.0%
		Revolver (LIBOR + 9.00%, 1.00% LIBOR Floor)	4/24/2020	-	-	-	0.0%
				8,162,946	8,162,946	8,162,946

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (3)	Fair Value	% of Net Assets (4)

Brantley Transportation LLC (11)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00%)	8/2/2017	9,000,000	9,112,550	8,780,964	1.3%
				9,000,000	9,112,550	8,780,964

California Products Corporation	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (13.00%)	5/27/2019	13,750,000	13,750,000	14,025,000	2.1%
				13,750,000	13,750,000	14,025,000

Calloway Laboratories, Inc. (10)(19)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (17.00% PIK)	9/30/2015	37,235,848	29,573,477	11,325,207	1.7%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2015	-	68,433	-	0.0%
				37,235,848	29,641,910	11,325,207

Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(18)	4/28/2019	20,033,903	20,033,903	20,167,329	3.0%
		384.62 Units of Common Stock (12)	4/28/2019	-	400,000	595,938	0.1%
				20,033,903	20,433,903	20,763,267

CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.75% Cash, 1.00% LIBOR Floor)(18)	9/30/2020	20,000,000	20,000,000	19,872,918	3.0%
				20,000,000	20,000,000	19,872,918

ContMid Intermediate Inc. (11)	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	10/25/2019	15,000,000	15,000,000	14,941,941	2.2%
				15,000,000	15,000,000	14,941,941

ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor) (18)	6/17/2021	12,500,000	12,388,333	12,305,875	1.8%
				12,500,000	12,388,333	12,305,875

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (3)	Fair Value	% of Net Assets (4)

Crow Precision Components LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor) (17)	9/30/2019	14,000,000	14,000,000	14,000,000	2.1%
		250 units of outstanding equity in Wingman Holdings, Inc.	9/30/2019	-	500,000	500,000	0.1%
				14,000,000	14,500,000	14,500,000

DHISCO Electronic Distribution, Inc. (7)(11)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 9.00%, 1.50% LIBOR Floor)	11/10/2019	31,238,095	31,238,095	31,058,164	4.7%

		Senior Secured First Lien Term Loan B (LIBOR + 10.50% PIK)	2/10/2018	6,114,342	6,114,342	6,083,821	0.9%

		Revolving Credit Facility (23)	5/10/2017	-	-	-	0.0%
		Equity - 1,230,769 Units (21)	2/10/2018	-	1,230,769	1,919,375	0.3%
				37,352,437	38,583,206	39,061,360

DLR Restaurants LLC (11)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	23,364,723	23,364,723	23,274,301	3.5%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	273,319	273,319	272,614	0.0%
				23,638,042	23,638,042	23,546,915

DreamFinders Homes LLC (7)(9)	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	10/1/2018	13,851,436	13,723,323	14,327,586	2.1%
		5,000 units of outstanding equity	10/1/2018	-	180,000	2,919,061	0.4%
				13,851,436	13,903,323	17,246,647

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor) (17)	3/6/2018	17,812,500	17,812,500	17,637,581	2.7%
				17,812,500	17,812,500	17,637,581

Essex Crane Rental Corp. (11)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 10.50% Cash, 1.00% LIBOR Floor) (18)	5/13/2019	20,000,000	20,000,000	19,781,200	3.0%
				20,000,000	20,000,000	19,781,200

FKI Security Group LLC (11)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor) (18)	3/30/2020	15,000,000	15,000,000	15,056,550	2.3%
				15,000,000	15,000,000	15,056,550

Footprint Acquisition LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash) (17)	2/27/2020	5,250,102	5,250,102	5,268,592	0.8%
		Preferred Equity (8.75% PIK)	2/27/2020	5,040,104	5,040,104	5,040,356	0.8%
		150.0 units of Common Stock (22)	2/27/2020	-	-	-
				10,290,206	10,290,206	10,308,948

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (3)	Fair Value	% of Net Assets (4)

Freedom Powersports LLC (7)(9)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.50% LIBOR Floor) (18)	9/26/2019	13,200,000	13,200,000	13,333,362	2.0%
		Senior Secured First Lien Delayed Draw (LIBOR + 11.50% Cash, 1.50% LIBOR Floor) (6)	9/26/2019	-	-	18,186	0.0%
				13,200,000	13,200,000	13,351,548

Harrison Gypsum LLC (11)	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor) (17)	12/21/2017	30,874,629	30,874,629	30,580,394	4.6%
				30,874,629	30,874,629	30,580,394

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	20,026,062	3.0%
				20,000,000	20,000,000	20,026,062

Help/Systems LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor) (17)	6/28/2020	15,000,000	15,000,000	15,150,000	2.3%
				15,000,000	15,000,000	15,150,000

JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.25% Cash) (17)	3/6/2019	22,800,000	22,800,000	22,878,395	3.4%
				22,800,000	22,800,000	22,878,395

Jordan Reses Supply Company LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00%, 1.00% LIBOR Floor)	4/24/2020	20,000,000	20,000,000	20,364,745	3.1%
				20,000,000	20,000,000	20,364,745

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK) (18)	2/19/2019	15,650,491	14,893,195	14,900,363	2.2%
		Warrants to purchase 2.36% of the outstanding equity	2/19/2019	-	955,680	413,786	0.1%
				15,650,491	15,848,875	15,314,149

Lucky Strike Entertainment, L.L.C.	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 2.00% PIK) (18)	12/24/2019	10,254,472	10,254,472	10,446,128	1.6%
				10,254,472	10,254,472	10,446,128

Lydell Jewelry Design Studio LLC (11)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 7.5% PIK, 1.50% LIBOR Floor) (17)	9/13/2018	14,163,187	13,970,592	11,663,101	1.8%
		Warrants to purchase 13.3% of the outstanding membership units	9/13/2018	-	-	-	0.0%
				14,163,187	13,970,592	11,663,101

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (3)	Fair Value	% of Net Assets (4)

LVI Services, Inc.	Construction & Building	Unsecured Debt (11.00% Cash)	10/24/2019	23,094,139	23,094,140	23,004,072	3.4%
				23,094,139	23,094,140	23,004,072

Marine Accessories Corporation	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 1.00% PIK) (17)	11/26/2018	10,003,208	10,003,208	10,303,304	1.5%
				10,003,208	10,003,208	10,303,304

Merchant Cash and Capital LLC (7)(9)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor) (17)	3/4/2016	15,983,333	15,983,333	16,089,033	2.4%
		Senior Secured Second Lien Term Loan (12.00% Cash)	8/19/2016	15,000,000	15,000,000	15,000,000	2.3%
				30,983,333	30,983,333	31,089,033

Meridian Behavioral Health LLC (7)(9)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 11.50%, 2.50% LIBOR Floor) (18)	11/14/2016	10,289,141	10,090,186	10,343,262	1.6%
		Senior Secured First Lien Term Loan B (LIBOR + 11.50%, 2.50% LIBOR Floor) (18)	11/14/2016	6,600,000	6,600,000	6,637,346	1.0%
		Warrants to purchase 8% of the outstanding equity	11/14/2016	-	536,296	2,753,297	0.4%
				16,889,141	17,226,482	19,733,905

Miratech Intermediate Holdings, Inc. (7)(9)(11)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (17)	5/9/2019	14,769,231	14,769,231	14,554,338	2.2%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (6)	5/9/2019	-	-	(214,892)	0.0%
				14,769,231	14,769,231	14,339,446

Modern VideoFilm, Inc. (10)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor, 3.00% PIK) (17)	9/25/2017	15,850,822	14,642,795	1,036,424	0.2%
		Warrants to purchase 5.6% of the outstanding equity	9/25/2017	-	339,573	-	0.0%
				15,850,822	14,982,368	1,036,424

Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	3/10/2019	9,203,153	9,203,153	9,232,235	1.4%
				9,203,153	9,203,153	9,232,235

Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor) (18)	9/29/2020	35,278,846	35,278,846	35,246,339	5.3%
				35,278,846	35,278,846	35,246,339

Nielsen & Bainbridge LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 9.25% Cash, 1.00% LIBOR Floor) (17)	8/15/2021	25,000,000	25,000,000	24,979,084	3.8%
				25,000,000	25,000,000	24,979,084

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (3)	Fair Value	% of Net Assets (4)

Northern Lights MIDCO LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.50% LIBOR Floor)	11/21/2019	4,582,500	4,582,500	4,660,015	0.7%
				4,582,500	4,582,500	4,660,015

Omnivere LLC	Services: Business	Senior Secured First Lien Term Loan A (LIBOR + 12.00% Cash, 1.00% PIK) (18)	5/5/2019	26,857,060	26,133,940	22,218,012	3.3%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% Cash, 1.00% PIK) (18)	5/5/2019	3,200,370	3,200,370	2,647,567	0.4%
		Warrants to purchase outstanding equity (20)	5/5/2019	-	872,698	-	0.0%
				30,057,430	30,207,008	24,865,579

Oxford Mining Company, LLC (7)(9)	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)	12/31/2018	11,920,264	11,920,264	11,825,775	1.8%
				11,920,264	11,920,264	11,825,775

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,319,761	21,319,761	21,212,523	3.2%
				21,319,761	21,319,761	21,212,523

Prestige Industries LLC	Services: Business	Senior Secured Second Lien Term Loan (18.00% PIK)	11/1/2017	7,581,811	7,520,362	6,859,492	1.0%
		Warrants to purchase 0.63% of the outstanding common units	11/1/2017	-	151,855	27,671	0.0%
				7,581,811	7,672,217	6,887,163

Prince Mineral Holding Corp.(8)	Metals & Mining	Senior Secured First Lien Note (12.00%)	12/15/2019	6,800,000	6,742,088	6,375,000	1.0%
				6,800,000	6,742,088	6,375,000

RCS Management Corporation & Specialized Medical Services, Inc. (7)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK) (17)	2/29/2016	28,709,590	28,709,590	28,709,590	4.3%
				28,709,590	28,709,590	28,709,590

Red Skye Wireless LLC (7)(9)	Retail	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (17)	6/27/2018	26,115,799	26,115,799	26,319,848	4.0%
				26,115,799	26,115,799	26,319,848

Reddy Ice Corporation	Beverages & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor) (17)	11/1/2019	17,000,000	17,000,000	15,895,510	2.4%
				17,000,000	17,000,000	15,895,510

Response Team Holdings, LLC	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 2.00% LIBOR Floor) (17)	3/28/2019	25,472,698	25,472,698	25,825,240	3.9%
		Preferred Equity (12.00% PIK)	3/28/2019	5,384,608	5,035,902	5,328,231	0.8%
		Warrants to purchase 6.17% of the outstanding common units	3/28/2019	-	429,012	1,717,905	0.3%
				30,857,306	30,937,612	32,871,376

Safeworks LLC(11)	Capital Equipment	Unsecured Debt (12.00% Cash)	1/31/2020	15,000,000	15,000,000	15,084,913	2.3%
				15,000,000	15,000,000	15,084,913

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (3)	Fair Value	% of Net Assets (4)

Sendero Drilling Company LLC (9)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash) (17)	3/18/2019	13,270,441	12,636,877	13,247,217	2.0%
		Warrants to purchase 5.52% of the outstanding common units	3/18/2019	-	793,523	3,874,430	0.6%
				13,270,441	13,430,400	17,121,647

Seotowncenter, Inc. (11)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (18)	9/11/2019	27,500,000	27,500,000	27,684,804	4.2%
		3,249.697 shares of Common Stock (13)	9/11/2019	-	500,000	1,027,132	0.2%
				27,500,000	28,000,000	28,711,936

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor) (17)	8/19/2019	7,000,000	7,000,000	6,952,140	1.0%
		263,814.43 Class A Units (14)	8/19/2019	-	250,000	258,977	0.0%
				7,000,000	7,250,000	7,211,117

T. Residential Holdings LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	19,750,000	19,750,000	19,750,000	3.0%
				19,750,000	19,750,000	19,750,000

Taylored Freight Services LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor) (18)	11/1/2017	15,252,458	15,252,458	14,107,456	2.1%
				15,252,458	15,252,458	14,107,456

Tempel Steel Company (8)	Metals & Mining	Senior Secured First Lien Note (12.00%)	8/15/2016	11,000,000	10,940,383	10,436,250	1.5%
				11,000,000	10,940,383	10,436,250

Tenere Acquisition Corp. (7)(9)	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	11,302,605	11,302,605	11,568,657	1.7%
				11,302,605	11,302,605	11,568,657

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (3)	Fair Value	% of Net Assets (4)

Transtelco Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor) (17)	11/19/2017	18,912,000	18,912,000	18,893,844	2.8%
				18,912,000	18,912,000	18,893,844

Untangle, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash) (17)	4/18/2019	9,590,000	9,590,000	9,544,543	1.4%
				9,590,000	9,590,000	9,544,543

Velocity Pooling Vehicle LLC	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor) (17)	5/14/2022	24,000,000	20,931,789	20,667,381	3.1%
				24,000,000	20,931,789	20,667,381

Water Capital USA, Inc. (10)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (7.00% Cash, 7.00% PIK)	1/3/2015	28,436,377	27,298,353	-	0.0%
				28,436,377	27,298,353	-

Watermill-QMC Midco, Inc.	Automotive	Senior Secured First Lien Term Loan (12.00% Cash, 1.00% PIK)	6/30/2020	15,506,956	15,506,956	15,506,956	2.3%
		1.3% Partnership Interest in Watermill-QMC Midco Inc.	6/30/2020	-	295,362	295,362	0.0%
				15,506,956	15,802,318	15,802,318

Wheels Up Partners LLC (11)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor) (18)	10/15/2021	18,589,157	18,589,157	19,017,452	2.9%
				18,589,157	18,589,157	19,017,452

Window Products, Inc.	Construction & Building	Senior Secured Second Lien Term Loan (LIBOR + 10.75% Cash, 1.00% LIBOR Floor) (18)	12/27/2019	14,000,000	14,000,000	14,140,000	2.1%
				14,000,000	14,000,000	14,140,000

Subtotal Non-Controlled / Non-Affiliated Investments				$1,224,753,722	$1,216,982,363	$1,156,183,992

Control Investments:(5)

United Road Towing Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash) (18)	2/21/2020	17,000,000	17,000,000	16,949,283	2.5%
		Preferred Equity Class C (8.00% PIK)	2/21/2020	18,802,789	17,466,376	18,861,642	2.8%
		Preferred Equity Class C-1 (8.00% PIK)	2/21/2020	933,305	933,305	55,663	0.0%
		Preferred Equity Class A-2 (8.00% PIK)	2/21/2020	4,898,869	4,567,146	1,422,441	0.2%
		65,809.73 Class B Common Units (15)	2/21/2020	-	1,098,096	710,613	0.1%
				41,634,963	41,064,923	37,999,642

Subtotal Control Investments				$41,634,963	$41,064,923	$37,999,642

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost (3)	Fair Value	% of Net Assets (4)

Affiliated Investments:

US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.0%
		Preferred Equity - 33,300 Units (16)	9/10/2019	-	3,330,000	3,330,000	0.5%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$6,670,000	$10,000,000	$10,000,000

Total Investments, June 30, 2015				$1,273,058,685	$1,268,047,286	$1,204,183,634	180.9%

(1) All of our investments are domiciled in the United States. Certain investments also have international operations.
(2) Par amount includes accumulated PIK interest and is net of repayments.
(3) Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $36.4 million, $78.9 million and $42.5 million, respectively. The tax cost of investments is $1,246.7 million.
(4) Percentage is based on net assets of $665,518,929 as of June 30, 2015.
(5) Control Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(6) The entire commitment was unfunded at June 30, 2015. As such, no interest is being earned on this investment.
(7) The investment has an unfunded commitment as of June 30, 2015 (See note 8).
(8) Securities are exempt from registration under Rule 144a of the Securities Act of 1933. These securities represent a fair value of $16.8 million and 2.5% of net assets as of June 30, 2015 and are considered restricted.
(9) Includes an analysis of the value of any unfunded loan commitments.
(10) The investment was on non-accrual status as of June 30, 2015.
(11) A portion of this investment was sold via a participation agreement (See note 3).
(12) 384.62 Units represents 1.55% ownership of Cornerstone Research & Development Inc.
(13) 3,249.697 shares of Common Stock represents 2.917% ownership of Boostability Holdings, Inc.
(14) 263,814.43 Class A Units represents 0.882% ownership of Stancor, Inc.
(15) 65,809.73 Class B Common Units Represents 65.8% ownership of United Road Towing, Inc.
(16) 33,300 Units represents 18.167% ownership of US Multifamily, LLC.
(17) The interest rate on these loans is subject to a base rate plus 1 Month LIBOR, which at June 30, 2015 was 0.18%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 1 Month LIBOR rate at June 30, 2015, the prevailing rate in effect at June 30, 2015 was the base rate plus the LIBOR Floor.
(18) The interest rate on these loans is subject to a base rate plus 3 Month LIBOR, which at June 30, 2015 was 0.28%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 3 Month LIBOR rate at June 30, 2015, the prevailing rate in effect at June 30, 2015 was the base rate plus the LIBOR Floor.
(19) Investment consists of senior secured first lien term loan A (par and fair value of $9,384,823 and $7,977,098, respectively), senior secured first lien term loan B (par and fair value of $22,122,646 and $884,906, respectively) and senior secured first lien term loan - Willow Street Medical Laboratory LLC (par and fair value of $5,728,379 and $2,463,203, respectively).
(20) Warrants to purchase 12.50% of Omnivere Holding Company, LLC and 38.89% of Omnivere, LLC.
(21) 1,230,769 Units represents 4.17% ownership of Pegasus Solutions, Inc.
(22) 150 Units represents 15.0% of Footprint Holding Company, Inc.
(23) The investment earns 0.50% commitment fee on all unused commitment. At June 30, 2015, there was $3,047,619.05 of unused commitment.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2014

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Non-Controlled/ Non-Affiliated Investments:

AAR Intermediate Holdings, LLC (11)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 12.00%, 1.00% LIBOR Floor) (20)	3/30/2019	36,831,683	34,324,994	34,323,923	4.7%
		Senior Secured First Lien Term Loan (LIBOR + 12.00%, 1.00% LIBOR Floor) (20)	6/30/2015	3,168,317	3,168,317	3,168,317	0.4%
		Warrants to purchase 1.98% of outstanding company equity	3/30/2019	-	2,507,760	2,507,760	0.3%
				40,000,000	40,001,071	40,000,000

Accupac, Inc.	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan (12.29% Cash)	11/10/2018	10,000,000	10,000,000	10,000,000	1.4%
				10,000,000	10,000,000	10,000,000

Aderant North America, Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.75% , 1.25% LIBOR Floor) (19)	6/20/2019	4,550,000	4,550,000	4,614,519	0.6%
				4,550,000	4,550,000	4,614,519

Albertville Quality Foods, Inc. (11)	Beverages & Food	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap) (19)	10/31/2018	17,452,830	17,452,830	17,697,519	2.4%
				17,452,830	17,452,830	17,697,519

Allen Edmonds Corporation	Retail	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (19)	5/27/2019	20,000,000	20,000,000	20,206,400	2.8%
				20,000,000	20,000,000	20,206,400

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Alora Pharmaceuticals LLC (11)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (19)	9/13/2018	13,300,000	13,300,000	13,544,587	1.9%
				13,300,000	13,300,000	13,544,587

AM3 Pinnacle Corporation (9)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00%)	10/22/2018	7,834,944	7,834,944	7,834,944	1.1%
				7,834,944	7,834,944	7,834,944

Amerit Fleet Services, Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK) (19)	12/21/2016	8,206,151	8,206,151	8,196,960	1.1%
				8,206,151	8,206,151	8,196,960

ARBOC Specialty Vehicles LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 12.50% Cash, 1.00% LIBOR Floor) (20)	3/21/2018	20,965,500	20,965,500	21,149,368	2.9%
				20,965,500	20,965,500	21,149,368

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2016	16,131,380	16,131,380	16,131,380	2.2%
				16,131,380	16,131,380	16,131,380

Autosplice, Inc. (9)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.00% LIBOR Floor) (20)	6/30/2019	14,817,844	14,817,844	14,817,844	2.0%
				14,817,844	14,817,844	14,817,844

BayDelta Maritime LLC	Transportation: Cargo	Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	524,692	0.1%
				-	25,000	524,692

Be Green Manufacturing and Distribution Centers LLC (9)(12)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor) (20)	12/13/2018	5,000,000	5,000,000	4,928,350	0.7%
		Senior Secured First Lien Delayed Draw (LIBOR + 10.00%, 1.00% LIBOR Floor) (20)	12/13/2018	1,791,667	1,791,667	1,731,958	0.2%
		Revolver (LIBOR + 10.00%, 1.00% LIBOR Floor) (20)	12/13/2018	354,167	354,167	341,250	0.0%
		1.63% Partnership Interest in Be Green Packaging LLC	12/13/2018	-	416,250	287,947	0.0%
				7,145,834	7,562,084	7,289,505

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Brantley Transportation LLC (11)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00%)	8/2/2017	9,375,000	9,520,135	9,375,000	1.3%
				9,375,000	9,520,135	9,375,000

California Products Corporation	Chemicals, Plastics and Rubber	Senior Secured Second Lien Term Loan (13.00%)	5/27/2019	13,750,000	13,750,000	13,879,800	1.9%
				13,750,000	13,750,000	13,879,800

Calloway Laboratories, Inc. (10)(21)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (17.00% PIK)	9/30/2015	31,800,948	28,573,477	15,484,032	2.1%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2015	-	68,433	-	0.0%
				31,800,948	28,641,910	15,484,032

CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.75% Cash, 1.00% LIBOR Floor) (20)	9/30/2020	20,000,000	20,000,000	20,000,000	2.7%
				20,000,000	20,000,000	20,000,000

ContMid, Inc. (11)	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (19)	10/25/2019	15,000,000	15,000,000	15,000,000	2.1%
				15,000,000	15,000,000	15,000,000

ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor) (20)	6/17/2021	12,500,000	12,378,218	12,458,750	1.7%
				12,500,000	12,378,218	12,458,750

Cornerstone Research & Development, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor) (20)	4/28/2019	20,000,000	20,000,000	20,013,000	2.7%
		384.62 Units of Common Stock (13)	4/28/2019	-	400,000	346,272	0.0%
				20,000,000	20,400,000	20,359,272

Crow Precision Components LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor) (19)	9/30/2019	10,000,000	10,000,000	10,000,000	1.4%
				10,000,000	10,000,000	10,000,000

Dispensing Dynamics International (8)	Consumer goods: Non-durable	Senior Secured Note (12.50%)	1/1/2018	2,800,000	2,759,638	3,031,000	0.4%
				2,800,000	2,759,638	3,031,000

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

DLR Restaurants LLC (9)(11)(12)	Hotels, Gaming & Leisure	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	20,434,015	20,434,015	20,892,695	2.9%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	265,166	265,166	265,166	0.0%
				20,699,181	20,699,181	21,157,861

DreamFinders Homes LLC (9)(12)	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash) (20)	10/1/2018	12,296,397	12,145,238	12,470,916	1.7%
		Warrants to purchase 5% of outstanding equity	10/1/2018	-	180,000	1,748,827	0.2%
				12,296,397	12,325,238	14,219,743

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor) (19)	3/6/2018	18,525,000	18,525,000	18,533,151	2.5%
				18,525,000	18,525,000	18,533,151

Essex Crane Rental Corp. (11)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 10.50% Cash, 1.00% LIBOR Floor) (20)	5/13/2019	20,000,000	20,000,000	19,922,200	2.7%
				20,000,000	20,000,000	19,922,200

Exide Technologies (7)(10)	Services: Business	Senior Secured First Lien Note (8.63%)	2/1/2018	10,000,000	8,335,950	2,487,500	0.3%
				10,000,000	8,335,950	2,487,500

FC Operating LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 10.75% Cash, 1.25% LIBOR Floor) (20)	11/14/2017	10,350,000	10,350,000	9,854,959	1.4%
				10,350,000	10,350,000	9,854,959

Freedom Powersports LLC (9)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.50% LIBOR Floor) (20)	9/26/2019	10,200,000	10,200,000	10,200,000	1.4%
		Senior Secured First Lien Delayed Draw (LIBOR + 11.50% Cash, 1.50% LIBOR Floor) (6)	9/26/2019	-	-	-	0.0%
				10,200,000	10,200,000	10,200,000

GSG Fasteners, LLC (11)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor) (19)	11/18/2018	8,662,500	8,662,500	8,835,750	1.2%
				8,662,500	8,662,500	8,835,750

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Harrison Gypsum LLC (11)	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor) (19)	12/21/2017	25,459,294	25,459,294	25,078,678	3.4%
				25,459,294	25,459,294	25,078,678

HD Vest, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.25% LIBOR Floor) (19)	6/18/2019	8,750,000	8,750,000	8,925,000	1.2%
				8,750,000	8,750,000	8,925,000

Help/Systems LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor) (19)	6/28/2020	15,000,000	15,000,000	15,208,500	2.1%
				15,000,000	15,000,000	15,208,500

HGDS Acquisition LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.50% PIK) (19)	3/28/2018	10,101,921	10,101,921	10,019,085	1.4%
				10,101,921	10,101,921	10,019,085

Ingenio LLC (22)	Services: Consumer	Senior Secured First Lien Term Loan (11.25%)	3/14/2019	23,634,540	23,634,540	23,606,415	3.2%
				23,634,540	23,634,540	23,606,415

Integra Telecom	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor) (19)	2/22/2020	12,132,000	12,154,991	12,374,640	1.7%
				12,132,000	12,154,991	12,374,640

Interface Security Systems (8)	Services: Consumer	Senior Secured First Lien Note (9.25%)	1/15/2018	3,333,000	3,333,000	3,424,659	0.5%
				3,333,000	3,333,000	3,424,659

JD Norman Industries, Inc.	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 10.25% Cash) (19)	3/6/2019	23,700,000	23,700,000	23,790,060	3.4%
				23,700,000	23,700,000	23,790,060

Lexmark Carpet Mills, Inc.	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor, 2.50% LIBOR Cap) (19)	9/30/2018	29,875,880	29,875,880	30,573,482	4.2%
				29,875,880	29,875,880	30,573,482

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK) (20)	2/19/2019	15,415,114	14,544,245	14,985,957	2.1%
		Warrants to purchase 2.38% of the outstanding equity	2/19/2019	-	955,680	165,000	0.0%
				15,415,114	15,499,925	15,150,957

Linc Energy Finance (USA), Inc. (8)	Energy: Oil & Gas	Senior Secured First Lien Note (12.50%)	10/31/2017	3,500,000	3,413,382	3,765,335	0.5%
				3,500,000	3,413,382	3,765,335

Lucky Strike Entertainment, L.L.C.	Hotels, Gaming & Leisure	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 2.00% PIK) (20)	12/24/2018	11,504,472	11,504,472	11,622,163	1.6%
				11,504,472	11,504,472	11,622,163

Lydell Jewelry Design Studio LLC (11)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 10.50%, 1.50% LIBOR Floor) (19)	9/13/2018	13,072,000	13,072,000	12,312,125	1.7%

		Warrants to purchase 13.3% of the outstanding membership units	9/13/2018	-	-	-	0.0%
				13,072,000	13,072,000	12,312,125

Marine Accessories Corporation	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 1.00% PIK) (19)	11/26/2018	9,927,669	9,927,669	10,031,115	1.4%
				9,927,669	9,927,669	10,031,115

Merchant Cash and Capital LLC (9)(12)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor) (19)	3/4/2016	12,203,330	12,203,333	12,316,558	1.7%
		Senior Secured Second Lien Term Loan (12.00% Cash)	8/19/2016	15,000,000	15,000,000	15,000,000	2.2%
				27,203,330	27,203,333	27,316,558

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Meridian Behavioral Health LLC (9)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 11.50%, 2.50% LIBOR Floor) (20)	11/14/2016	10,289,141	10,003,035	10,392,032	1.4%
		Senior Secured First Lien Term Loan B (LIBOR + 11.50%, 2.50% LIBOR Floor) (20)	11/14/2016	4,600,000	4,600,000	4,600,000	0.6%
		Warrants to purchase 8% of the outstanding equity	11/14/2016	-	536,296	2,138,477	0.3%
				14,889,141	15,139,331	17,130,509

Miratech Intermediate Holdings, Inc. (9)(11)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (19)	5/9/2019	16,000,000	16,000,000	16,059,360	2.2%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (6)	5/9/2019	-	-	54,794	0.0%
				16,000,000	16,000,000	16,114,154

Modern VideoFilm, Inc. (10)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor, 3.00% PIK) (19)	9/25/2017	14,433,924	13,567,026	4,211,819	0.6%
		Warrants to purchase 4.5% of the outstanding equity	9/25/2017	-	339,573	-	0.0%
				14,433,924	13,906,599	4,211,819

Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor) (19)	3/10/2019	9,792,982	9,792,982	9,947,124	1.4%
				9,792,982	9,792,982	9,947,124

Nation Safe Drivers Holdings, Inc. (9)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor) (20)	9/29/2020	35,278,846	35,278,846	35,278,846	4.8%
				35,278,846	35,278,846	35,278,846

Nielsen & Bainbridge LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 9.25% Cash, 1.00% LIBOR Floor) (19)	8/15/2021	25,000,000	25,000,000	25,000,000	3.4%
				25,000,000	25,000,000	25,000,000

Northstar Aerospace, Inc.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	25,000,000	25,000,000	25,000,000	3.4%
				25,000,000	25,000,000	25,000,000

Northstar Group Services, Inc. (23)	Construction & Building	Unsecured Debt (11.00% Cash)	10/24/2019	22,920,000	22,920,000	22,920,916	3.1%
				22,920,000	22,920,000	22,920,916

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Omnivere LLC	Services: Business	Senior Secured First Lien Term Loan A (LIBOR + 12.00% Cash, 1.00% PIK) (20)	5/5/2019	18,409,339	17,586,630	16,384,311	2.2%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% Cash, 1.00% PIK) (20)	5/5/2019	3,176,202	3,176,202	2,826,820	0.4%
		Warrants to purchase 12.50% of the outstanding equity	5/5/2019	-	872,698	-	0.0%
				21,585,541	21,635,530	19,211,131

The Plastics Group Acquisition Corp	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	20,999,119	20,999,119	21,215,200	2.9%
				20,999,119	20,999,119	21,215,200

Prestige Industries LLC	Services: Business	Senior Secured Second Lien Term Loan (18.00% PIK)	1/31/2017	6,621,208	6,535,242	6,034,768	0.8%
		Warrants to purchase 0.63% of the outstanding common units	1/31/2017	-	151,855	-	0.0%
				6,621,208	6,687,097	6,034,768

Prince Mineral Holding Corp. (8)	Metals & Mining	Senior Secured First Lien Note (12.00%)	12/15/2019	6,800,000	6,734,981	7,302,588	1.0%
				6,800,000	6,734,981	7,302,588

RCS Capital Corporation	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor) (19)	4/29/2021	7,200,000	7,200,000	7,338,600	1.0%
				7,200,000	7,200,000	7,338,600

RCS Management Corporation & Specialized Medical Services, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK) (19)	4/30/2015	25,604,168	25,604,168	25,604,168	3.5%
				25,604,168	25,604,168	25,604,168

Red Skye Wireless LLC (9)(12)	Retail	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (19)	6/27/2018	25,065,799	25,065,799	25,691,626	3.5%
				25,065,799	25,065,799	25,691,626

Reddy Ice Corporation	Beverages & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor) (19)	11/1/2019	17,000,000	17,000,000	16,222,930	2.2%
				17,000,000	17,000,000	16,222,930

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Response Team Holdings, LLC	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 2.00% LIBOR Floor) (19)	3/28/2019	25,280,688	25,280,688	25,646,246	3.5%
		Preferred Equity (12.00% PIK)	3/28/2019	4,922,899	4,524,750	4,719,386	0.6%
		Warrants to purchase 6.17% of the outstanding common units	3/28/2019	-	429,012	1,508,887	0.2%
				30,203,587	30,234,450	31,874,519

Safeworks LLC (11)	Capital Equipment	Unsecured Debt (12.00% Cash)	1/31/2020	15,000,000	15,000,000	15,000,000	2.2%
				15,000,000	15,000,000	15,000,000

Sendero Drilling Company LLC (9)(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash) (19)	3/18/2019	19,080,000	18,350,454	18,808,201	2.6%
		Warrants to purchase 5.52% of the outstanding common units	3/18/2019	-	793,523	2,730,402	0.4%
				19,080,000	19,143,977	21,538,603

Seotowncenter, Inc. (11)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (20)	9/11/2019	27,500,000	27,500,000	27,500,000	3.8%
		3,249.697 shares of Common Stock (14)	9/11/2019	-	500,000	500,000	0.1%
				27,500,000	28,000,000	28,000,000

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor) (19)	8/19/2019	7,000,000	7,000,000	7,000,000	1.0%
		250,000 Class A Units (15)	8/19/2019	-	250,000	250,000	0.0%
				7,000,000	7,250,000	7,250,000

T. Residential Holdings LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	20,000,000	20,000,000	20,250,000	2.8%
				20,000,000	20,000,000	20,250,000

Taylored Freight Services LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor) (20)	11/1/2017	14,529,667	14,529,667	12,777,970	1.8%
				14,529,667	14,529,667	12,777,970

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Tempel Steel Company (8)	Metals & Mining	Senior Secured First Lien Note (12.00%)	8/15/2016	11,000,000	10,905,262	11,110,000	1.5%
				11,000,000	10,905,262	11,110,000

Tenere Acquisition Corp. (9)(12)	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	11,132,618	11,132,618	11,526,596	1.6%
				11,132,618	11,132,618	11,526,596

Transtelco Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor) (19)	11/19/2017	19,056,000	19,056,000	19,169,192	2.6%
				19,056,000	19,056,000	19,169,192

Untangle, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash) (19)	4/18/2019	9,937,500	9,937,500	9,995,436	1.4%
				9,937,500	9,937,500	9,995,436

Velocity Pooling Vehicle LLC	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor) (19)	5/14/2022	24,000,000	20,717,234	21,281,947	2.9%
				24,000,000	20,717,234	21,281,947

Water Capital USA, Inc. (10)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (7.00% Cash, 7.00% PIK)	1/3/2015	26,973,612	26,973,612	18,153,241	2.5%
				26,973,612	26,973,612	18,153,241

Wheels Up Partners LLC (11)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor) (20)	10/15/2021	19,552,000	19,552,000	19,635,487	2.7%
				19,552,000	19,552,000	19,635,487

Window Products, Inc.	Construction & Building	Senior Secured Second Lien Term Loan (LIBOR + 10.75% Cash, 1.00% LIBOR Floor) (20)	12/27/2019	14,000,000	14,000,000	14,066,360	1.9%
				14,000,000	14,000,000	14,066,360

Subtotal Non-Controlled / Non-Affiliated Investments				$1,222,128,441	$1,215,421,753	$1,185,859,238

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Control Investments: (4)

United Road Towing Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash) (20)	2/21/2020	17,000,000	17,000,000	17,000,000	2.3%
		Preferred Equity Class C (8.00% PIK)	2/21/2020	18,802,789	17,466,376	18,572,916	2.5%
		Preferred Equity Class A-2 (8.00% PIK)	2/21/2020	4,667,205	4,335,482	1,573,374	0.2%
		65,809.73 Class B Common Units (16)	2/21/2020	-	1,098,096	1,098,096	0.2%
				40,469,994	39,899,954	38,244,386

Subtotal Control Investments				$40,469,994	$39,899,954	$38,244,386

Affiliated Investments:

AmveStar Holdings LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	0.9%
		Preferred Equity - 33,300 Units (17)	9/10/2019	-	3,330,000	3,330,000	0.5%
				6,670,000	10,000,000	10,000,000

Cymax Stores, Inc. (7)	Consumer goods: Durable	Senior Secured First Lien Term Loan (10.00% Cash, 5.00% PIK)	8/1/2015	9,473,964	9,264,996	9,154,881	1.3%
		190 Class B Common Units (5)	8/1/2015	-	678,154	2,279,786	0.3%
				9,473,964	9,943,150	11,434,667

Subtotal Affiliated Investments				$16,143,964	$19,943,150	$21,434,667

Total Investments, September 30, 2014				$1,278,742,399	$1,275,264,857	$1,245,538,291	170.7%

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

(22) Investment changed its name from Ingenio Acquisition LLC during FY 2014.

(23) Investment changed its name from NCM Group Holdings LLC during FY 2014.

(24) The September 30, 2014 industry groupings have been modified to conform with the June 30, 2015 industry groupings.

See accompanying notes to consolidated financial statements.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2015

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

Note 2. Significant Accounting Policies

Basis of Presentation

The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board Accounting Standards Codification 946 (“ASC 946”). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiary SBIC LP and its taxable subsidiaries. All references made to the “Company,” “we,” and “us” herein include Medley Capital Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated.

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

Deferred Financing Costs

Financing costs, incurred in connection with our credit facilities, unsecured notes and SBA debentures (see Note 5) are deferred and amortized over the life of the respective facility or instrument.

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

Revenue Recognition

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. Dividend income, which represents dividends from equity investments and distributions from Taxable Subsidiaries, are recorded on ex-dividend date and when distribution is received, respectively.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Fee income for the three and nine months ended June 30, 2015 was approximately $2.1 million and $8.7 million, respectively. For the three and nine months ended June 30, 2014 fee income was approximately $8.6 million and $20.6 million, respectively (see Note 9).

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt.

Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as income when the services are rendered.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended June 30, 2015, the Company earned approximately $2.8 million and $7.5 million in PIK, respectively. For the three and nine months ended June 30, 2014, the Company earned approximately $2.9 million and $8.4 million in PIK, respectively.

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

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest Receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At June 30, 2015, three portfolio companies were on non-accrual status with a combined fair value of approximately $12.4 million, or 1.0% of the fair value of our portfolio. At September 30, 2014, four portfolio companies were on non-accrual status with a combined fair value of approximately $40.3 million, or 3.2% of the fair value of our portfolio.

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

Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. We weight the use of third-party broker quotations, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Investments for which market quotations are not readily available are valued at fair value as determined by the Company’s board of directors based upon input from management and third party valuation firms. Because these investments are illiquid and because there may not be any directly comparable companies whose financial instruments have observable market values, these loans are valued using a fundamental valuation methodology, consistent with traditional asset pricing standards, that is objective and consistently applied across all loans and through time.

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

The methodologies and information that the Company utilizes when applying the Market Approach for performing investments includes, among other things:

•	valuations of comparable public companies (Guideline Comparable Approach),

•	recent sales of private and public comparable companies (Guideline Comparable Approach),

•	recent acquisition prices of the company, debt securities or equity securities (Acquisition Price Approach),

•	external valuations of the portfolio company, offers from third parties to buy the company (Estimated Sales Proceeds Approach),

•	subsequent sales made by the company of its investments (Expected Sales Proceeds Approach); and

•	estimating the value to potential buyers.

The methodologies and information that the Company utilizes when applying the Income Approach for performing investments includes:

•	discounting the forecasted cash flows of the portfolio company or securities (Discounted Cash Flow Approach); and

•	Black-Scholes model or simulation models or a combination thereof (Income Approach – Option Model) with respect to the valuation of warrants.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2015. We are currently evaluating the impact of ASU 2015-03 and its impact on our consolidated financial statements.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There is no provision for federal excise tax for 2014 accrued at June 30, 2015.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $0.3 million and $0.8 million for the three and nine months ended June 30, 2015, respectively, and are recorded as deferred tax liability on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation/(depreciation) on investments in the consolidated statement of operations. Deferred tax liabilities amounted to $0.1 million and $0.4 million for the three and nine months ended June 30, 2014 and were recorded as deferred tax liability on the consolidated statement of assets and liabilities and were included as a component of net unrealized appreciation/(depreciation) on investments in the consolidated statement of operations.

As of June 30, 2015 and September 30, 2014, $2.5 million and $1.6 million, respectively, were included in “Net unrealized appreciation/(depreciation) on investments, net of deferred taxes”in the accompanying consolidated statements of assets and liabilities.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at June 30, 2015. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of June 30, 2015 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$777,951	61.3%	$712,642	59.2%
Senior Secured Second Lien Term Loans	366,357	28.9	364,266	30.3
Senior Secured First Lien Notes	37,682	3.0	36,837	3.0
Unsecured Debt	38,367	3.0	38,362	3.2
Equity/Warrants	47,690	3.8	52,077	4.3
Total	$1,268,047	100.0%	$1,204,184	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At June 30, 2015 and September 30, 2014, the total fair value of warrants was $9.8 million and $11.6 million, respectively, and were included in investments at fair value on the consolidated statement of assets and liabilities.

Total unrealized losses related to warrants for the three and nine months ended June 30, 2015 were $0.4 million and $0.2 million, respectively and were recorded on the consolidated statement of operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements.  During the three months and nine months ended June 30, 2015, the Company acquired 0, and 1 warrant positions, respectively. Total unrealized gains related to warrants for the three and nine months ended June 30, 2014 were $3.5 million and $4.6 million, respectively and were recorded on the consolidated statement of operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements.  During the three months and nine months ended June 30, 2014, the Company acquired 3, and 4 warrant positions, respectively.

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2015 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$155,823	12.9%
Construction & Building	107,043	8.9
Automotive	101,981	8.5
Healthcare & Pharmaceuticals	100,897	8.4
Banking, Finance, Insurance & Real Estate	100,745	8.4
Hotel, Gaming & Leisure	81,217	6.7
Energy: Oil & Gas	73,474	6.1
Aerospace & Defense	69,921	5.8
Metals & Mining	59,217	4.9
Containers, Packaging & Glass	57,189	4.7
Retail	56,103	4.7
Chemicals, Plastics & Rubber	46,807	3.8
Telecommunications	40,432	3.4
Beverages & Food	33,697	2.8
Capital Equipment	30,142	2.5
Consumer goods: Durable	24,979	2.1
Consumer goods: Non-durable	21,966	1.8
Services: Consumer	19,873	1.7
High Tech Industries	15,139	1.2
Media: Broadcasting & Subscription	7,048	0.6
Transportation: Cargo	491	0.1

Total	$1,204,184	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2014. The September 30, 2014 industry groupings have been modified to conform with the June 30, 2015 industry groupings (dollars in thousands):

	Fair Value	Percentage
Services: Business	$166,252	13.3%
Banking, Finance, Insurance & Real Estate	127,262	10.2
Construction & Building	103,004	8.3
Energy: Oil & Gas	93,212	7.5
Healthcare & Pharmaceuticals	92,123	7.4
Automotive	83,745	6.7
Aerospace & Defense	70,767	5.7
Metals & Mining	67,281	5.4
Consumer goods: Durable	67,008	5.4
Retail	55,753	4.5
Telecommunications	53,950	4.3
Services: Consumer	47,031	3.9
Chemicals, Plastics & Rubber	46,622	3.7
Consumer goods: Non-durable	34,210	2.7
Beverages & Food	33,920	2.7
Hotels, Gaming & Leisure	32,780	2.6
Containers, Packaging & Glass	32,440	2.6
Capital Equipment	15,000	1.2
High Tech Industries	14,818	1.2
Media: Broadcasting & Subscription	7,835	0.6
Transportation: Cargo	525	0.1
Total	$1,245,538	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at June 30, 2015 (dollars in thousands):

	Fair Value	Percentage
Midwest	$395,377	32.8%
Southwest	234,891	19.5
West	210,552	17.5
Southeast	171,563	14.2
Northeast	123,710	10.3
Mid-Atlantic	68,091	5.7

Total	$1,204,184	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2014 (dollars in thousands):

	Fair Value	Percentage
Midwest	$363,598	29.2%
West	277,875	22.3
Southeast	245,773	19.7
Southwest	204,172	16.4
Northeast	110,519	8.9
Mid-Atlantic	32,166	2.6
International	11,435	0.9
Total	$1,245,538	100.0%

Transactions With Affiliated Companies

During the nine months ended June 30, 2015 and 2014, the Company had investments in portfolio companies designated as controlled investments and affiliates under the 1940 Act. Transactions with control investments and affiliates were as follows:

Name of Investment	Fair Value at September 30, 2014	Purchases (Sales) of/Advances to Affiliates	Transfers In/(Out) of Affiliates	Fair Value at June 30, 2015	Income Earned	Capital Loss
Controlled Investments
United Road Towing, Inc.	$38,244,386	$-	$-	$37,999,642	$2,635,782	$-
Non-Controlled Affiliates
US Multifamily, LLC	10,000,000	-	-	10,000,000	500,250	-
Cymax Stores, Inc.	11,434,667	(11,685,980)	-	-	662,098	-
Total Controlled Investments and Non-Controlled Affiliates	$59,679,053	$(11,685,980)	$-	$47,999,642	$3,798,130	$-

Name of Investment	Fair Value at September 30, 2013	Purchases (Sales) of/Advances to Affiliates	Transfers In/(Out) of Affiliates	Fair Value at June 30, 2014	Income Earned	Capital Loss
Non-Controlled Affiliates
Cymax Stores, Inc.	$9,139,377	$-	$-	$9,997,575	$1,187,141	$-
Total Non-Controlled Affiliates	$9,139,377	$-	$-	$9,997,575	$1,187,141	$-

Purchases (sales) of/advances (distributions) to affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the nine months ended June 30, 2015 and 2014, respectively. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from affiliates is included in total investment income on the consolidated statements of operations for the nine months ended June 30, 2015 and 2014, respectively.

Loan Participation Sales

The Company sells portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At June 30, 2015, there were 14 participation agreements outstanding with an aggregate fair value of $288.3 million. At September 30, 2014, there were 14 participation agreements outstanding with an aggregate fair value of $260.9 million. Such investments where the Company has retained a proportionate interest are included in the consolidated schedule of investments. All of these investments are classified within Level 3 of the fair value hierarchy, as defined in Note 4.

During the three and nine months ended June 30, 2015, the Company made interest and principal payments to the sub-participant in the aggregate amount of $7.2 million and $20.8 million, respectively. During the three and nine months ended June 30, 2014, the Company made interest and principal payments to the sub-participant in the aggregate amount of $1.9 million and $26.2 million, respectively. Under the terms of the participation agreements, the Company will make periodic payments to the sub-participant equal to the sub-participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

MCC Senior Loan Strategy JV I LLC

On March 27, 2015, the Company and Great American Life Insurance Company (“Great American Life”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (the “Joint Venture”). The Company and Great American Life have committed to provide $100 million of equity to the Joint Venture, with the Company providing $87.5 million and Great American Life providing $12.5 million. In addition, the Joint Venture intends to seek a credit facility from a third party financing provider. The Joint Venture is expected to invest primarily in first lien middle market and other corporate debt securities. All portfolio and other material decisions regarding the Joint Venture must be submitted to the Joint Venture’s board of managers, which is comprised of four members, two of whom are selected by the Company and the other two are selected by Great American Life. The Company has concluded that it does not control the Joint Venture. As of June 30, 2015, the Joint venture had not commenced operations.

The Company has determined that the Joint Venture is an investment company under ASC 946, however in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned or controlled investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate the Joint Venture.

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of June 30, 2015 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$-	$712,642	$712,642
Senior Secured Second Lien Term Loans	-	-	364,266	364,266
Senior Secured First Lien Notes	-	16,811	20,026	36,837
Unsecured Debt	-	-	38,362	38,362
Equity/Warrants	-	414	51,663	52,077
Total	$-	$17,225	$1,186,959	$1,204,184

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended June 30, 2015 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/ Warrants	Total
Balance as of September 30, 2014	$747,740	$359,209	$53,634	$38,186	$44,282	$1,243,051
Purchases and other adjustments to cost	8,348	2,162	15	182	1,716	12,423
Originations	140,423	49,500	-	-	7,026	196,949
Sales	(14,771)	(26,576)	(12,118)	-	(2,233)	(55,698)
Settlements	(124,093)	(18,002)	-	-	-	(142,095)
Net realized gains (losses) from investments	(8,860)	(563)	(2,401)	-	1,322	(10,502)
Net transfers in and/or out of Level 3	-	-	(18,326)	-	(105)	(18,431)
Net unrealized gains (losses)	(36,145)	(1,464)	(778)	(6)	(345)	(38,738)
Balance as of June 30, 2015	$712,642	$364,266	$20,026	$38,362	$51,663	$1,186,959

The following table provides a reconciliation of the beginning and ending balances for investments that use level 3 inputs for the nine months ended June 30, 2014 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/ Warrants	Total
Balance as of September 30, 2013	$408,802	$251,963	$77,259	$255	$2,955	$741,234
Purchases and other adjustments to cost	62,914	42,836	4,975	8	2,296	113,029
Issuance	297,381	104,930	-	22,920	5,919	431,150
Sales	-	-	(2,985)	-	(756)	(3,741)
Settlements	(114,503)	(74,303)	(35,091)	-	-	(223,897)
Net realized gains (losses) from investments	(16)	64	677	-	756	1,481
Net transfers in and/or out of Level 3	-	-	(13,260)	-	-	(13,260)
Net unrealized gains (losses)	(13,334)	(675)	(380)	-	5,117	(9,272)
Balance as of June 30, 2014	$641,244	$324,815	$31,195	$23,183	$16,287	$1,036,724

Net change in unrealized loss included in earnings related to investments still held as of June 30, 2015 and 2014, was approximately $35.7 million and $10.7 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended June 30, 2015, two of our Senior Secured Notes with a fair value of $18.3 million and one of our warrants with a fair value of $0.1 million transferred from Level 3 to Level 2 because of the increase in availability of the transaction data or the inputs to the valuation became observable.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of June 30, 2015 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$616,499	Income Approach (DCF)	Market yield	0.0% - 16.96% (11.61%)

Senior Secured First Lien Term Loans	24,866	Market Approach (Guideline Comparable)	2015 EBITDA Multiple (1)	6.25x - 6.75x (6.50x)

Senior Secured First Lien Term Loans	47,253	Market Approach (Recent Acquisition Price)	Market Approach (Recent Acquisition Price)	N/A

Senior Secured First Lien Term Loans	1,036	Market Approach (Guideline Comparable)/Option Model	EBITDA Multiple (1), Volatility	3.5x -4.5x (4.0x)/0.0%-92.5% (45.0%)

Senior Secured First Lien Term Loans	11,325	Market Approach (Guideline Comparable)	NTM Revenue Multiple (1)	1.82x - 1.98x (1.82x)

Senior Secured First Lien Term Loans	11,663	Income Approach (DCF)	Cost of Equity	20.0% - 22.0% (22.43%)

Senior Secured Second Lien Term Loans	343,300	Income Approach (DCF)	Market yield	9.75% - 17.00% (11.74%)

Senior Secured Second Lien Term Loans	6,859	Income Approach (DCF)	Market yield, Cost of equity	15.42%/20.50%-22.50% (20.50%)

Senior Secured Second Lien Term Loans	14,107	Income Approach (DCF)	Cost of equity	16.00%-18.00% (17.00%)

Senior Secured Notes	20,026	Income Approach (DCF)	Market yield	10.22%

Unsecured Debt	38,362	Income Approach (DCF)	Market yield	11.42% - 16.11% (11.62%)

Equity	10,369	Income Approach (DCF)	Market yield	8.75% - 12.29% (10.57%)

Equity	21,050	Option Model	LTM and NTM EBITDA Multiple (1) / Discount Rate / Volatility	5.5x-6.5x (6.0x) / 5.0x-6.0x (5.5x) /13.5% -15.5% (14.5%) / 13.7% - 62.3% (25.0%)

Warrants	-	Market Approach (Guideline Comparable)/Option Model	EBITDA Multiple(1), Volatility	3.5x -4.5x (4.0x)/0.0%-92.5% (45.0%)

Equity	3,637	Market Approach (Guideline Comparable)	LTM and 2015 EBITDA Multiple (1)	6.50x -8.00x (6.76x)/6.00x -8.00x (6.26x)

Warrants	-	Market Approach (Guideline Comparable)	2015 EBITDA Multiple (1)	6.25x - 6.75x (6.50x)

Warrants	-	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM and NTM EBITDA Multiple (1) / Discount Rate	4.50x - 5.00x (4.75x); 4.50x - 5.00x (4.75x); 20.0% - 22.0% (21.0%)

Warrants	2,753	Market Approach (Guideline Comparable)	LTM EBITDA Multiple (1)	6.0x

Warrants	8,912	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple (1)	4.00x - 7.00x (5.41x); 3.50x -7.00x (4.94x)

Warrants	326	Market Approach (Guideline Comparable)	NTM EBITDA Multiple (1)	4.0x - 7.5x (7.2x)

Warrants	-	Market Approach (Guideline Comparable)	NTM Revenue Multiple (1)	1.82x - 1.98x (1.82x)

Warrants	491	Market Approach (Guideline Comparable)/Option Model	LTM and NTM EBITDA Multiple (1), Volatilty	5.50x - 6.50x (6.00x); 5.00x - 6.00x (5.50x); 11.85% - 41.99% (45.0%)

Equity	3,330	Income Approach (DCF)	Discount Rate	8.00%-12.00% (8.22%)

Equity	795	Market Approach (Recent Acquisition Price)	Market Approach (Recent Acquisition Price)	N/A

Total	$1,186,959

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

The significant unobservable inputs used in the fair value measurement of the Company’s equity/warrants investments are comparable company multiples of Revenue or EBITDA (earnings before interest, taxes, depreciation and amortization) for the latest twelve months (LTM), next twelve months (NTM) or a reasonable period a market participant would consider. Increases in EBITDA multiples in isolation would result in higher fair value measurements.

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

The Company’s outstanding debt as of June 30, 2015 and September 30, 2014 was as follows (dollars in thousands):

	As of
	June 30, 2015			September 30, 2014
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$346,000	$181,700	$181,700	$346,000	$146,500	$146,500
Term Loan Facility	171,500	171,500	171,500	171,500	171,500	171,500
2019 Notes	40,000	40,000	40,000	40,000	40,000	40,000
2023 Notes	63,500	63,500	63,500	63,500	63,500	63,500
SBA Debentures	150,000	130,000	130,000	100,000	100,000	100,000
Total	$771,000	$586,700	$586,700	$721,000	$521,500	$521,500

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

As of June 30, 2015, total commitments under the Facilities are $517.5 million, comprised of $346.0 million committed to the Revolving Credit Facility and $171.5 million funded under the Term Loan Facility.

At June 30, 2015, the carrying amount of our borrowings under the Facilities approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2015 and September 30, 2014, the Facilities would be deemed to be Level 3, as defined in Note 4.

As of June 30, 2015 and September 30, 2014, $5.9 million and $5.9 million, respectively, of financing costs related to the Revolving Facility have been capitalized and are being amortized over their respective terms. As of June 30, 2015 and September 30, 2014, $3.1 million and $3.1 million of financing costs related to the Term Loan Facility have been capitalized and are being amortized over their respective terms.

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities for the three and nine months ended June 30, 2015 and 2014. The prior year tables have been modified to conform with the current year (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2015	2014	2015	2014
Revolving Facility interest	$1,156	$797	$3,941	$1,806
Revolving Facility commitment fee	242	434	644	1,275
Term Facility interest	1,490	1,375	4,471	3,894
Amortization of deferred financing costs	369	412	1,106	1,054
Agency and Other Fees	20	19	56	57
Total	$3,277	$3,037	$10,218	$8,086
Weighted average stated interest rate	3.3%	3.9%	3.2%	4.1%
Weighted average outstanding balance	$325,857	$225,190	$347,540	$186,500

As of June 30, 2015 and September 30, 2014, there was $181.7 million and $146.5 million, respectively, outstanding under the Revolving Facility. As of June 30, 2015 and September 30, 2014, there was $171.5 million outstanding under the Term Loan Facility.

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

At June 30, 2015, the carrying amount and fair value of the 2019 Notes was $40.0 million and $40.4 million, respectively. At September 30, 2014, the carrying amount and fair value of the 2019 Notes was $40.0 million and $40.0 million, respectively. At June 30, 2015, the carrying amount and fair value of the 2023 Notes was $63.5 million and $63.5 million, respectively. At September 30, 2014, the carrying amount and fair value of the 2023 Notes was $63.5 million and $61.8 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Unsecured Senior Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. At June 30, 2015 and September 30, 2014 the Unsecured Senior Notes would be deemed to be Level 1, as defined in Note 4.

As of June 30, 2015 and September 30, 2014, $1.5 million and $1.5 million, respectively, of financing costs related to the 2019 notes have been deferred and are being amortized over their respective terms. As of June 30, 2015 and September 30, 2014, $2.1 million and $2.1 million, respectively, of financing costs related to the 2023 notes have been deferred and are being amortized over their respective terms.

For the three months and nine months ended June 30, 2015 and 2014, the components of interest expense, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2015	2014	2015	2014
2019 Unsecured Notes interest	$713	$713	$2,138	$2,138
2023 Unsecured Notes interest	972	972	2,917	2,917
Amortization of deferred financing costs	105	105	316	316
Total	$1,790	$1,790	$5,371	$5,371
Weighted average stated interest rate	6.5%	6.5%	6.5%	6.5%
Weighted average outstanding balance	$103,500	$103,500	$103,500	$103,500

As of June 30, 2015 and September 30, 2014, $40.0 million and $63.5 million in aggregate principal amount of the 2019 Notes and the 2023 notes were outstanding, respectively.

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

As of June 30, 2015, SBIC LP had $75.0 million in regulatory capital and had $130.0 million SBA-guaranteed debentures outstanding that mature between September, 2023 and September, 2025. As of September 30, 2014, SBIC LP had $50.0 million in regulatory capital and had $100.0 million SBA-guaranteed debentures outstanding that mature between September, 2023 and September, 2024.

Our fixed-rate SBA debentures as of June 30, 2015 and September 30, 2014 were as follows (dollars in thousands):

	June 30, 2015(1)		September 30, 2014
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate

September 2013	$5,000	4.404%	$5,000	4.404%
March 2014	39,000	3.951	39,000	3.951
September 2014	50,000	3.370	50,000	3.370
September 2014	6,000	3.775	6,000	3.775
Weighted Average Rate/Total	$100,000	3.673%	$100,000	3.673%

(1) The fixed weighted average rate on the $100.0 million of outstanding debentures was fixed at an average annualized rate of 3.673%. The weighted average annualized interim financing rate on the remaining $30.0 million of outstanding debentures was 1.4% and is set to pool in September 2015.

As of June 30, 2015, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2015, and September 30, 2014 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 4.

As of June 30, 2015 and September 30, 2014, $4.7 million and $3.4 million, respectively, of financing costs related to the SBA Debentures have been deferred and are being amortized over their respective terms.

For the three and nine months ended June 30, 2015 and 2014, the components of interest, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2015	2014	2015	2014
SBA Debentures interest	$956	$441	$2,790	$822
Amortization of deferred financing costs	137	80	386	223
Total	$1,093	$521	$3,176	$1,045
Weighted average stated interest rate	3.5%	4.0%	3.6%	2.6%
Weighted average outstanding balance	$111,099	$44,352	$103,971	$41,604

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

For the three and nine months ended June 30, 2015, the Company incurred base management fees to MCC Advisors of $5.5 million and $16.9 million, respectively. For the three and nine months ended June 30, 2014, the Company incurred base management fees to MCC Advisors of $4.6 million and $12.3 million, respectively. For the three and nine months ended June 30, 2015, we incurred $4.3 million and $13.8 million in incentive fees related to pre-incentive fee net investment income, respectively. For the three and nine months ended June 30, 2014, we incurred $5.2 million and $13.6 million in incentive fees related to pre-incentive fee net investment income, respectively.

As of June 30, 2015 and September 30, 2014, $9.9 million and $10.4 million were included in “management and incentive fees payable,” in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three and nine months ended June 30, 2015, we incurred $1.1 million and $3.2 million in administrator expenses. For the three and nine months ended June 30, 2014, we incurred $0.9 million and $2.4 million in administrator expenses, respectively.

Note 7. Related Party Transactions

Investment in Loan Participations

As discussed in Note 1, the Loan Assets contributed to the Company by MOF LP and MOF LTD upon consummation of the Company’s IPO were in the form of loan participations with an affiliated entity managed by affiliates of MCC Advisors. On June 30, 2011, the Company cancelled its participation agreements with an affiliate and executed loan assignment agreements for its investment Water Capital USA, Inc. The Company is now a direct lender of record to this borrower.

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

Note 8. Commitments and Contingencies

Unfunded commitments

As of June 30, 2015, we had commitments under loan and financing agreements to fund up to $52.3 million to 13 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. As of September 30, 2014, we had commitments under loan and financing agreements to fund up to $70.2 million to 13 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2015 and September 30, 2014 is shown in the table below (dollars in thousands):

	As of
	June 30, 2015	September 30, 2014
Miratech Intermediate Holdings, Inc. (DDTL)	$14,769	$14,769
Oxford Mining Company LLC (DDTL)	8,136	-
Red Skye Wireless LLC	7,500	15,000
RCS Management Corporation & Specialized Medical Services, Inc	5,000	-
DHISCO Electronic Distribution, Inc. - Revolver	3,048	-
Autosplice, Inc	3,026	3,026
DreamFinders Homes - TLB	2,020	7,073
Tenere Acquisition Corp.	2,000	2,000
Freedom Powersports LLC - (DDTL)	1,800	4,800
Merchant Cash and Capital LLC (First Lien)	1,517	5,297
Black Angus Steakhouses, LLC - Delayed Draw TL	893	-
Black Angus Steakhouses, LLC - Revolver	893	-
Be Green Manufacturing and Distribution Centers LLC - Delayed Draw TL	750	2,375
Meridian Behavioral Health, LLC (Term Loan B)	500	2,500
Be Green Manufacturing and Distribution Centers LLC - Revolver	479	479
Nation Safe Drivers Holdings, Inc.	-	4,721
AM3 Pinnacle Corporation	-	165
DLR Restaurants LLC	-	2,500
Sendero Drilling Company LLC	-	5,495

Total	$52,331	$70,200

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

Note 9. Fee Income

The fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, transaction break-up fee and other miscellaneous fees. The following tables summarize the Company’s fee income for the three and nine months ended June 30, 2015 and 2014 (dollars in thousands):

	For the three months ended June 30
	2015	2014
Origination fee	$940	$3,009
Prepayment fee	332	5,112
Amendment fee	580	146
Transaction break-up fee	-	-
Administrative agent fee	149	176
Other fees	84	191
Fee income	$2,085	$8,634

	For the nine months ended June 30
	2015	2014
Origination fee	$3,878	$10,370
Prepayment fee	1,945	8,139
Amendment fee	2,273	1,318
Transaction break-up fee	-	100
Administrative agent fee	430	412
Other fees	182	279
Fee income	$8,708	$20,618

Note 10. Directors Fees

The independent directors each receive an annual fee of $55,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and nine months ended June 30, 2015, we accrued $0.1 million and $0.4 million for directors’ fees expense. For the three and nine months ended June 30, 2014, we accrued $0.2 million and $0.5 million for directors’ fees expense.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended June 30, 2015 and 2014 (dollars in thousands except share and per share amounts):

Basic and diluted	For the three months ended June 30, 2015	For the nine months ended June 30, 2015

Net increase / (decrease) in net assets from operations	$8,373	$1,840
Weighted average common shares outstanding	57,859,274	58,363,128
Earnings per common share-basic and diluted	$0.14	$0.03

Basic and diluted	For the three months ended June 30, 2014	For the nine months ended June 30, 2014

Net increase / (decrease) in net assets from operations	$16,589	$43,324
Weighted average common shares outstanding	50,503,492	44,836,152
Earnings per common share-basic and diluted	$0.33	$0.97

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended June 30, 2015 and 2014:

	For the nine months ended June 30
	2015	2014
Per share data:
Net asset value per share at beginning of period	$12.43	$12.70

Net investment income (1)	0.95	1.21
Net realized gains (losses) on investments	(0.32)	0.02
Net unrealized appreciation/(depreciation) on investments	(0.58)	(0.26)
Net unrealized appreciation/(depreciation) on participations	-	0.01
Provision for deferred taxes on unrealized gain/(loss) on investments	(0.01)	(0.01)
Net increase (decrease) in net assets	0.03	0.97

Dividends declared	(0.97)	(1.11)

Issuance of common stock, net of underwriting costs	-	0.11
Repurchase of common stock under stock repurchase program	0.04	-
Offering costs	-	(0.01)
Other (2)	-	(0.01)

Net asset value at end of period	$11.53	$12.65
Net assets at end of period	$665,518,929	$661,232,242
Shares outstanding at end of period	57,738,526	52,283,712

Per share market value at end of period	$8.91	$13.06
Total return based on market value (3)	(16.23)%	3.12%
Total return based on net asset value (4)	3.00%	8.45%
Portfolio turnover rate	20.25%	26.14%

The following is a schedule of ratios and supplemental data for the nine months ended June 30, 2015 and 2014:

	For the nine months ended June 30
	2015	2014
Ratios: (5)
Ratio of net investment income, net of management fee waiver to average net assets	10.82%	12.80%
Ratio of total expenses net of management fee waiver to average net assets	11.20%	11.05%
Ratio of incentive fees to average net assets	2.70%	3.20%

Supplemental Data:
Ratio of operating expenses, net of management fee waiver and credit facility related expenses to average net assets	8.47%	7.85%
Percentage of non-recurring fee income (6)	7.34%	19.98%
Average debt outstanding (7)	$555,010,989	$331,604,043
Average debt outstanding per common share	$9.51	$6.57
Asset coverage ratio per unit (8)	2,457	2,834
Average market value per unit
Facilities (9)	N/A	N/A
SBA debentures (9)	N/A	N/A
Notes due 2019	$25.28	$25.76
Notes due 2023	$25.15	$24.66

(1) Net investment income based on total weighted average common stock outstanding equals $0.95 and $1.21 per share for the nine months ended June 30, 2015 and 2014, respectively.

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

The following table summarizes the Company’s dividend declarations and distributions during the nine months ended June 30, 2015 and 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
For the nine months ended June 30, 2015
10/30/2014	11/26/2014	12/12/2014	0.37
2/9/2015	2/25/2015	3/13/2015	0.30
5/6/2015	5/20/2015	6/12/2015	0.30
			$0.97

Date Declared	Record Date	Payment Date	Amount Per Share
For the nine months ended June 30, 2014
10/30/2013	11/22/2013	12/13/2013	0.37
2/5/2014	2/26/2014	3/14/2014	0.37
5/1/2014	5/28/2014	6/13/2014	0.37
			$1.11

Note 14. Stock Repurchase Program

The following table summarizes our share repurchases under our stock repurchase program for the three and nine months ended June 30, 2015 (dollars in thousands):

	For the three months ended June 30, 2015	For the nine months ended June 30, 2015
Dollar amount repurchased	$1,576	$9,506
Shares Repurchased	169,081	994,758
Average price per share	$9.32	$9.56
Weighted average discount to Net Asset Value	20.0%	18.9%

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we can purchase up to an aggregate amount of $30 million of our common stock between the period of the approval date and February 5, 2016. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. This program may be limited or terminated at any time without prior notice. The Company's net asset value per share was increased by approximately $0.04 as a result of the share repurchases.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the nine months ended June 30, 2015, except as disclosed below.

On July 28, 2015, we entered into Amendment No. 7 to our existing Revolver Amendment and Amendment No. 7 to our existing Term Loan Amendment, each with certain lenders party thereto and ING Capital LLC, as administrative agent. The Amendments amend certain provisions of the Facilities.

The pricing in the case of the Term Loan Facility was reduced for LIBOR loans from LIBOR (with no minimum) plus 3.25% to LIBOR plus 3.00%. The pricing on the Revolving Credit Facility will remain the same at LIBOR (with no minimum) plus 2.75%.  Both the Term Loan Facility and Revolving Credit Facility will decrease by an additional 25 basis points upon receiving an investment grade rating from Standard & Poor's.

Additionally, the Term Loan Facility's bullet maturity was extended from June 2019 to July 2020 and the Revolving Credit Facility's revolving period was extended from June 2017 to July 2019, followed by a one-year amortization period and a final maturity in July 2020.

On August 5, 2015, MCC Senior Loan Strategy JV I LLC closed on a $100 million 7-year Senior Secured Credit Facility.

On August 5, 2015, the Company’s board of directors declared a quarterly dividend of $0.30 per share payable on September 11, 2015, to stockholders of record at the close of business on August 19, 2015.

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

Revenues

We generate revenue in the form of interest and dividend income on the debt that we hold and capital gains, if any, on warrants or other equity interests that we may acquire in portfolio companies. We invest our assets primarily in privately held companies with enterprise or asset values between $25 million and $250 million and focus on investment sizes of $10 million to $50 million. We believe that pursuing opportunities of this size offers several benefits including reduced competition, a larger investment opportunity set and the ability to minimize the impact of financial intermediaries. We expect our debt investments to bear interest at either a fixed or floating rate. Interest on debt will be payable generally either monthly or quarterly. In some cases our debt investments may provide for a portion of the interest to be PIK. To the extent interest is PIK, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation. The principal amount of the debt and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance or investment management services and possibly consulting fees. Any such fees will be generated in connection with our investments and recognized as earned.

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

Portfolio and Investment Activity

As of June 30, 2015, our portfolio consisted of investments in 71 portfolio companies with a fair value of approximately $1,204.2 million. During the three months ended June 30, 2015, we invested $33.6 million in 3 new portfolio companies and $13.9 million in 10 existing portfolio companies, and we had $49.4 million in aggregate amount of exits and repayments, resulting in net exits and repayments of $1.9 million for the period.

As of June 30, 2014, our portfolio consisted of investments in 74 portfolio companies with a fair value of approximately $1,043.0 million. During three months ended June 30, 2014, we invested $184.0 million in 11 new portfolio companies and $22.8 million in 6 existing portfolio companies, and we had $117.4 million in aggregate amount of exits and repayments, resulting in net investments of $89.4 million for the period.

During the nine months ended June 30, 2015, we invested $123.3 million in 8 new portfolio companies and $72.3 million in 17 existing portfolio companies, and we had $191.4 million in aggregate amounts of exits and repayments, resulting in net investments of $2.7 million for the period. During the nine months ended June 30, 2014, we invested $471.4 million in 31 new portfolio companies and $66.7 million in 9 existing portfolio companies, and we had $239.2 million in aggregate amounts of exits and repayments, resulting in net investments of $298.9 million for the period.

As of June 30, 2015, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $17.9 million and $17.0 million, and $37.8 million and $39.1 million, respectively.

As of June 30, 2014, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $14.4 million and $14.1 million, and $29.9 million and $30.5 million, respectively.

The following table summarizes the amortized cost and the fair value of investments as of June 30, 2015 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$777,951	61.3%	$712,642	59.2%
Senior Secured Second Lien Term Loans	366,357	28.9	364,266	30.3
Senior Secured First Lien Notes	37,682	3.0	36,837	3.0
Unsecured Debt	38,367	3.0	38,362	3.2
Equity/Warrants	47,690	3.8	52,077	4.3
Total	$1,268,047	100.0%	$1,204,184	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2014 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$776,904	60.9%	$747,740	60.0%
Senior Secured Second Lien Term Loans	359,835	28.2	359,209	28.8
Senior Secured First Lien Notes	60,482	4.8	56,121	4.5
Unsecured Debt	38,185	3.0	38,186	3.1
Equity/Warrants	39,859	3.1	44,282	3.6
Total	$1,275,265	100.0%	$1,245,538	100.0%

As of June 30, 2015, the weighted average loan to value ratio (“LTV”) of our portfolio investments based upon fair market value was approximately 60.9%. We believe that the LTV ratio for a portfolio investment is a useful indicator of the riskiness of the portfolio investment, or its likelihood of default. As part of our investment strategy, we seek to structure transactions with downside protection and seek LTVs of lower than 65%. We regularly evaluate the LTV of our portfolio investments and believe that LTV is a useful indicator for management.

As of June 30, 2015, our income-bearing investment portfolio, which represented nearly 97.2% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 12.4%, and 77.2% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 22.8% bore interest at fixed rates.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2015 (dollars in thousands):

Investment Performance Rating	Fair Value	Percentage
1	$128,725	10.7%
2	1,019,521	84.7
3	43,576	3.6
4	-	-
5	12,362	1.0
Total	$1,204,184	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2014 (dollars in thousands):

Investment Performance Rating	Fair Value	Percentage
1	$64,873	5.2%
2	1,121,981	90.1
3	18,347	1.5
4	-	-
5	40,337	3.2
Total	$1,245,538	100.0%

Results of Operations

Operating results for the three and nine months ended June 30, 2015 and 2014 are as follows (dollars in thousands):

	For the three months ended June 30
	2015	2014

Total investment income	$35,964	$38,072
Total expenses, net	18,724	17,378
Net investment income	17,240	20,694
Net realized gains (losses)	(9,010)	814
Net unrealized gains (losses) on investments	427	(4,820)
Net unrealized gains (losses) on participations	-	(29)
Provision for deferred taxes on unrealized gains/(loss) on investments	(284)	(70)
Net increase in net assets resulting from operations	$8,373	$16,589

	For the nine months ended June 30,
	2015	2014

Total investment income	$112,588	$101,138
Total expenses, net	57,205	46,858
Net investment income	55,383	54,280
Net realized gains (losses)	(18,628)	887
Net unrealized gains (losses) on investments	(34,137)	(11,581)
Net unrealized gains (losses) on participations	-	124
Provision for deferred taxes on unrealized gains/(loss) on investments	(778)	(386)
Net increase in net assets resulting from operations	$1,840	$43,324

Investment Income

For the three and nine months ended June 30, 2015, investment income totaled $36.0 million and $112.6 million, respectively, of which $33.9 million and $103.9 million was attributable to portfolio interest and dividend income and $2.1 million and $8.7 million to fee income.

For the three and nine months ended June 30, 2014, investment income totaled $38.1 million and $101.1 million, respectively, of which $29.5 million and $80.5 million was attributable to portfolio interest and $5.4 million and $12.0 million to fee income.

Operating Expenses

Operating expenses for the three and nine months ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	For the three months ended June 30
	2015	2014
Base management fees	$5,546	$4,593
Incentive fees	4,310	5,174
Interest and financing expenses	6,160	5,348
Administrator expenses	1,066	859
Professional fees	905	711
Directors fees	135	194
Insurance	140	150
General and administrative	462	349
Expenses	$18,724	$17,378

	For the nine months ended June 30
	2015	2014
Base management fees	$16,876	$12,336
Incentive fees	13,846	13,570
Interest and financing expenses	18,765	14,502
Administrator expenses	3,186	2,371
Professional fees	2,277	1,868
Directors fees	433	536
Insurance	426	426
General and administrative	1,396	1,249
Expenses	$57,205	$46,858

For the three months ended June 30, 2015, total operating expenses increased by $1.3 million, or 7.7%, compared to the three months ended June 30, 2014. For the nine months ended June 30, 2015, total operating expenses increased by $10.3 million, or 22.1%, compared to the nine months ended June 30, 2014.

Interest and financing expenses were higher in the three months ended June 30, 2015 than the three months ended June 30, 2014 as a result of increase in commitment on a four-year senior secured revolving credit facility, issuing $40.0 million in aggregate principal amount of 7.125% unsecured notes that mature on March 30, 2019 (the “2019 Notes”), an increase in commitment on a five-year senior secured term loan credit facility, issuing $63.5 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes”) and issuing SBA-guaranteed debentures.

Excluding interest and financing expenses, expenses increased for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to an increase in professional fees, base management fees, incentive fees, administrative service fees and general administrative expenses. Professional fees and administrative service fees have increased due to higher legal, audit, valuation services and administrator expenses. Base management fees, which are calculated based on average gross assets, increased due to the growth in the portfolio throughout the period. The incentive fee decreased as a result of the decrease in pre-incentive fee net investment income.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and nine months ended June 30, 2015, we recognized $9.0 million and $18.6 million of realized losses on our portfolio investments, respectively. During the three and nine months ended June 30, 2014, we recognized $0.8 million and $0.9 million of realized gains on our portfolio investments, respectively.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and nine months ended June 30, 2015, we had $0.4 million of unrealized appreciation and $34.1 million of unrealized depreciation, respectively, on portfolio investments. For the three and nine months ended June 30, 2014, we had $4.8 million and $11.6 million of unrealized depreciation, respectively on portfolio investments. For the three and nine months ended June 30, 2015, we held no participated investments. For the three and nine months ended June 30, 2014, we had $29,380 of unrealized depreciation and $0.1 million of unrealized appreciation, respectively, on participated investments.

Provision for Deferred Taxes on Unrealized Appreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and nine months ended June 30, 2015, the Company recognized a provision for deferred tax on unrealized gains of $0.3 million and $0.8 million for consolidated subsidiaries, respectively. For the three and nine months ended June 30, 2014, the Company recognized a provision for deferred tax on unrealized gains of $0.1 million and $0.4 million for consolidated subsidiaries, respectively.

Changes in Net Assets from Operations

For the three months ended June 30, 2015, we recorded a net increase in net assets resulting from operations of $8.4 million, as a result of the factors discussed above. For the three months ended June 30, 2014, we recorded a net increase in net assets resulting from operations of $16.6 million. Based on 57,859,274 and 50,503,492 weighted average common shares outstanding for the three months ended June 30, 2015 and 2014, respectively, our per share net increase in net assets resulting from operations was $0.14 for the three months ended June 30, 2015 compared to a per share net increase in net assets from operations of $0.33 for the three months ended June 30, 2014.

For the nine months ended June 30, 2015, we recorded a net increase in net assets resulting from operations of $1.8 million. For the nine months ended June 30, 2014, we recorded a net increase in net assets resulting from operations of $43.3 million. Based on 58,363,128 and 44,836,152 weighted average common shares outstanding for the nine months ended June 30, 2015 and 2014, respectively, our per share net increase in net assets resulting from operations was $0.03 for the nine months ended June 30, 2015 compared to a per share net increase in net assets from operations of $0.97 for the nine months ended June 30, 2014.

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

Concurrently with the effectiveness of the Amendments, the Company closed an additional $101 million of commitments under its Revolving Credit Facility and an additional $51.5 million of commitments under its Term Loan Facility

As of June 30, 2015, total commitments under the Facilities are $517.5 million, comprised of $346 million committed to the Revolving Credit Facility and $171.5 million funded under the Term Loan Facility.

As of June 30, 2015, we had $36.2 million in cash. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

As of June 30, 2015, SBIC LP had $75.0 million in regulatory capital and had $130.0 million SBA-guaranteed debentures outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. As of June 30, 2015, we had commitments under loan and financing agreements to fund up to $52.3 million to 13 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. As of September 30, 2014, we had commitments under loan and financing agreements to fund up to $70.2 million to 13 portfolio companies. These commitments are primarily composed of senior secured term loans and a revolver. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments at June 30, 2015 and September 30, 2014 is shown in the table below (dollars in thousands):

	As of
	June 30, 2015	September 30, 2014
Miratech Intermediate Holdings, Inc. (DDTL)	$14,769	$14,769
Oxford Mining Company LLC (DDTL)	8,136	-
Red Skye Wireless LLC	7,500	15,000
RCS Management Corporation & Specialized Medical Services, Inc	5,000	-
DHISCO Electronic Distribution, Inc. - Revolver	3,048	-
Autosplice, Inc	3,026	3,026
DreamFinders Homes - TLB	2,020	7,073
Tenere Acquisition Corp.	2,000	2,000
Freedom Powersports LLC - (DDTL)	1,800	4,800
Merchant Cash and Capital LLC (First Lien)	1,517	5,297
Black Angus Steakhouses, LLC - Delayed Draw TL	893	-
Black Angus Steakhouses, LLC - Revolver	893	-
Be Green Manufacturing and Distribution Centers LLC - Delayed Draw TL	750	2,375
Meridian Behavioral Health, LLC (Term Loan B)	500	2,500
Be Green Manufacturing and Distribution Centers LLC - Revolver	479	479
Nation Safe Drivers Holdings, Inc.	-	4,721
AM3 Pinnacle Corporation	-	165
DLR Restaurants LLC	-	2,500
Sendero Drilling Company LLC	-	5,495
Total	$52,331	$70,200

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at June 30, 2015 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Revolving Facility	$181,700	$-	$-	$181,700	$-
Term Loan Facility	171,500	-	-	171,500	-
7.125% Notes	40,000	-	-	40,000	-
6.125% Notes	63,500	-	-	-	63,500
SBA Debenture	130,000	-	-	-	130,000
Total contractual obligations	$586,700	$-	$-	$393,200	$193,500

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

On March 27, 2015, the Company and Great American Life Insurance Company (“Great American Life”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (the “Joint Venture”). The Company and Great American Life have committed to provide $100 million of equity to the Joint Venture, with the Company providing $87.5 million and Great American Life providing $12.5 million. In addition, the Joint Venture intends to seek a credit facility from a third party financing provider. The Joint Venture is expected to invest primarily in first lien middle market and other corporate debt securities. All portfolio and other material decisions regarding the Joint Venture must be submitted to the Joint Venture’s board of managers, which is comprised of four members, two of whom are selected by the Company and the other two are selected by Great American Life. As a result, consistent with precedent transactions that have been reviewed and approved by the SEC, the Company has concluded that it does not control the Joint Venture. As of June 30, 2015, the Joint venture had not commenced operations.

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

The following table summarizes the dividends declared through June 30, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
5/11/2011	6/1/2011	6/15/2011	$0.16
8/4/2011	9/1/2011	9/15/2011	0.21
11/29/2011	12/15/2011	12/30/2011	0.25
2/2/2012	2/24/2012	3/15/2012	0.28
5/2/2012	5/25/2012	6/15/2012	0.31
8/1/2012	8/24/2012	9/14/2012	0.36
11/1/2012	11/23/2012	12/14/2012	0.36
1/30/2013	2/27/2013	3/15/2013	0.36
5/1/2013	5/27/2013	6/14/2013	0.36
7/31/2013	8/23/2013	9/13/2013	0.37
10/30/2013	11/22/2013	12/13/2013	0.37
2/5/2014	2/26/2014	3/14/2014	0.37
5/1/2014	5/28/2014	6/13/2014	0.37
7/30/2014	8/27/2014	9/12/2014	0.37
10/30/2014	11/26/2014	12/12/2014	0.37
2/9/2015	2/25/2015	3/13/2015	0.30
5/6/2015	5/20/2015	6/12/2015	0.30

Stock Repurchase Program

The following table summarizes our share repurchases under our stock repurchase program for the three and nine months ended June 30, 2015 (dollars in thousands):

	For the three months ended June 30, 2015	For the nine months ended June 30, 2015
Dollar amount repurchased	$1,576	$9,506
Shares Repurchased	169,081	994,758
Average price per share	$9.32	$9.56
Weighted average discount to Net Asset Value	20.0%	18.9%

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we can purchase up to an aggregate amount of $30 million of our common stock between the period of the approval date and February 5, 2016. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. This program may be limited or terminated at any time without prior notice. The Company's net asset value per share was increased by approximately $0.04 as a result of the share repurchases.

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

Revenue Recognition

Our revenue recognition policies are as follows:

Investments and Related Investment Income We account for investment transactions on a trade-date basis and interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Dividend income which represents dividends from equity investments and distributions from Taxable Subsidiaries, are recorded on ex-dividend date and when distribution is received, respectively. Origination, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Other fees are capitalized as deferred revenue and recorded into income over the respective period. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in the fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in our consolidated statement of operations.

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At June 30, 2015, three portfolio companies were on non-accrual status with a combined fair value of approximately $12.4 million, or 1.0% of the fair value of our portfolio. At September 30, 2014, we had four portfolio companies on non-accrual status with a fair value of approximately $40.3 million, or 3.2% of the fair value of our portfolio.

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

Recent Developments

On July 28, 2015, we entered into Amendment No. 7 to our existing Revolver Amendment and Amendment No. 7 to our existing Term Loan Amendment, each with certain lenders party thereto and ING Capital LLC, as administrative agent. The Amendments amend certain provisions of the Facilities.

The pricing in the case of the Term Loan Facility was reduced for LIBOR loans from LIBOR (with no minimum) plus 3.25% to LIBOR plus 3.00%. The pricing on the Revolving Credit Facility will remain the same at LIBOR (with no minimum) plus 2.75%.  Both the Term Loan Facility and Revolving Credit Facility will decrease by an additional 25 basis points upon receiving an investment grade rating from Standard & Poor's.

Additionally, the Term Loan Facility's bullet maturity was extended from June 2019 to July 2020 and the Revolving Credit Facility's revolving period was extended from June 2017 to July 2019, followed by a one-year amortization period and a final maturity in July 2020.

On August 5, 2015, MCC Senior Loan Strategy JV I LLC closed on a $100 million 7-year Senior Secured Credit Facility.

On August 5, 2015, the Company’s board of directors declared a quarterly dividend of $0.30 per share payable on September 11, 2015, to stockholders of record at the close of business on August 19, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended June 30, 2015, we did not engage in hedging activities.

As of June 30, 2015, 77.2% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate floor as of June 30, 2015 was as follows (dollars in thousands):

	June 30, 2015
	Fair Value	% of Floating Rate Portfolio
Under 1%	$145,777	16.1%
1% to under 2%	663,690	73.4
2% to under 3%	78,050	8.7
3%	16,080	1.8
Total	$903,597	100.0%

Based on our Consolidated Statement of Assets of Liabilities as of June 30, 2015, the following table (dollars in thousands) shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase (1)	Interest Income	Interest Expense	Net Increase (Decrease)
100	$2,600	$4,800	$(2,200)
200	10,000	9,700	300
300	18,700	14,500	4,200
400	27,300	19,300	8,000
500	36,000	24,200	11,800

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

Item 4: Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

On May 29, 2015, Moshe Barkat and Modern VideoFilm Holdings, LLC filed a complaint against the Company, Medley Opportunity Fund II LP (“MOF II”), MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG, Scott Avila, Charles Sweet, and Modern VideoFilm, Inc. (“MVF”) seeking damages in excess of $100 million.  The Company, together with MOF II, Congruent, and Main Street, (and together with the Company, MOF II and Congruent, “Lenders”), has a loan to MVF.  The current outstanding balance on the loan is in excess of $66.5 million, of which $15 million is due to the Company.  After MVF defaulted on its loan, the Lenders exercised voting rights under a stock pledge and appointed an independent director, Charles Sweet, as MFV’s sole director.  Mr. Sweet subsequently appointed Scott Avila and Cooper Crouse of Deloitte CRG as chief restructuring officer and assistant chief restructuring officer, respectively.  Mr. Barkat was the former chief executive officer and founder of MVF.  MVF terminated Mr. Barkat’s employment.  Mr. Barkat has asserted claims against MVF for breach of his employment contract and wrongful termination.  Mr. Barkat has asserted claims against the Company and MOF II for breach of fiduciary duty, intentional interference with contract, unfair competition and defamation.  Medley disputes the claims and is vigorously defending the action, as well as prosecuting affirmative counterclaims against Moshe Barkat and Modern VideoFilm Holdings, LLC.

On July 25, 2014, Fourth Third LLC instituted a foreclosure proceeding against Security National Guaranty, Inc. (the “SNG” or the “borrower”), Tanam Corp. and Abbat Corp., following the borrower’s failure to repay a loan made in 2008.  MOF I held the beneficial interest in the Fourth Third LLC loan.  SNG filed a counterclaim against Fourth Third LLC on September 2, 2014, naming the Company as a defendant and alleging that the Company acted as Fourth Third LLC’s agent.  The counterclaim alleged $300 million in damages arising from Fourth Third LLC’s alleged breach of an oral agreement to accept a discounted payoff.  The Company did not act as agent or have any interest in the subject loan or relationship with SNG.  On February 19, 2015, Fourth Third has transferred its interest in the loan to CK Holdings LLC and CK Holdings entered into an agreement with the borrower pursuant to which it has agreed to accept a discounted payoff and the borrower released its claims against Fourth Third.  On June 4, 2015, SNG voluntarily dismissed its complaint against the Company, without payment or consideration from the Company or any of its subsidiaries.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 8, 2014, which could materially affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes during the three months ended June 30, 2015 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

10.27

Amended and Restated Senior Secured Revolving Credit Agreement, dated as of July 28, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on July 30, 2015).

10.28

Amended and Restated Senior Secured Term Loan Credit Agreement dated as of July 28, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on July 30, 2015).

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

Dated:	Medley Capital Corporation
August 10, 2015

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)

