Form 10-K
period 2015-09-30
Medley Capital Corp
filed 2015-12-04
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015
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

Large accelerated filer ☐         Accelerated filer ☒         Non-accelerated filer ☐         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐      No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2015 was $526,629,137. The Registrant had 56,337,152 shares of common stock, $0.001 par value, outstanding as of December 04, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended September 30, 2015.

MEDLEY CAPITAL CORPORATION

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

·	“we”, “us”, “our”, “Medley Capital” and the “Company” refer to Medley Capital Corporation, a Delaware corporation, and its subsidiaries for the periods after our consummation of the formation transaction and to Medley Capital BDC LLC, a Delaware limited liability company, for the periods prior to our consummation of the formation transaction described elsewhere in this Form 10-K;

·	“MCC Advisors” and the “Adviser” refer to MCC Advisors LLC, our investment adviser; MCC Advisors is a majority owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm, which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC; and

·	“Medley” refers, collectively, to the activities and operations of Medley Capital LLC, Medley LLC, Medley Management Inc., Medley Group LLC, MCC Advisors, associated investment funds and their respective affiliates.

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

Our Investment Team has on average over 21 years of experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Advisor, through Medley, has access to over 79 employees, including over 42 investment, origination and credit management professionals, and over 37 operations, marketing and distribution professionals, each with extensive experience in their respective disciplines. We believe that MCC Advisors’ disciplined and consistent approach to origination, portfolio construction and risk management should allow it to achieve compelling risk-adjusted returns for Medley Capital.

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

Investment Process Overview

We view our investment process as consisting of three distinct phases described below:

Sourcing and Origination   MCC Advisors sources investment opportunities through access to a network of contacts developed in the financial services and related industries by Medley. It is the Adviser’s responsibility to identify specific opportunities, to refine opportunities through rigorous due diligence of the underlying facts and circumstances while remaining flexible and responsive to client’s needs. With a total of 42 investment professionals in the New York and San Francisco offices involved in sourcing and origination for MCC Advisors, each investment professional is able to maintain long-standing relationships and responsibility for a specified market. These origination efforts attract hundreds of proposals quarterly from lower middle market and middle market companies.

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

Our due diligence process typically entails:

·	negotiation and execution of a term sheet;

·	on-site visits;

·	interviews with management, employees, customers and vendors;

·	review of loan documents and material contracts, as applicable;

·	obtaining background checks on all principals/partners/founders;

·	completing customer and supplier calls;

·	review tax and accounting issues related to a contemplated capital structure;

·	developing a financial model with sensitivity analysis that includes a management case, expected case and downside case;

·	receiving third party reports such as environmental, appraisal and consulting reports, as applicable.

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

Senior Secured First Lien Notes   We structure these investments as senior secured loans. We obtain security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of such loans. This collateral generally takes the form of priority liens on the assets of a portfolio company. These loans typically have interest-only payments (often representing a combination of cash pay and payment-in-kind, or PIK interest), with amortization of principal due at maturity. PIK interest represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term and recorded as interest income on an accrual basis to the extent such amounts are expected to be collected.

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

Unsecured Debt   We structure these investments as unsecured, subordinated loans that provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically have interest-only payments (often representing a combination of cash pay and payment-in-kind, or PIK interest), with amortization of principal due at maturity. Subordinated notes generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Subordinated notes are generally more volatile than secured loans and may involve a greater risk of loss of principal. Subordinated notes often include a PIK feature, which effectively operates as negative amortization of loan principal.

We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results.  We seek to limit the downside potential of our investments by:

·	selecting investments that we believe have a low probability of loss of principal;

·	requiring a total return on our investments (including both interest and potential equity appreciation) that we believe will compensate us appropriately for credit risk; and

·	negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or rights to a seat on the board of directors under some circumstances.

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

Leverage

Through our Senior Secured Term Loan Credit Agreement, as amended (the ‘‘Term Loan Facility’’) and Senior Secured Revolving Credit Agreement, as amended (the ‘‘Revolving Credit Facility’’ and, collectively with the Term Loan Facility, as amended, the ‘‘Facilities’’), we borrow funds to make additional investments, a practice known as ‘‘leverage,’’ to attempt to increase return to our common stockholders. The amount of leverage that we employ at any particular time will depend on our investment advisers and our board of directors’ assessments of market and other factors at the time of any proposed borrowing. As of December 4, 2015, total commitments under the Facilities are $517.5 million, comprised of $343.5 million committed to the Revolving Credit Facility and $174.0 million committed to the Term Loan Facility. With these additional commitments, the Company has exercised the aggregate accordion feature permitting subsequent increases to the Facilities up to an aggregate maximum amount of $600.0 million. We are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see ‘‘Regulation — Senior Securities’’ and ‘‘Regulation — Small Business Investment Company Regulations.’’

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

Employees

We do not have any employees. Our day-to-day investment operations are managed by our investment adviser. Our investment adviser employs a total of 42 investment professionals, including its principals. In addition, we reimburse our administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, including the compensation of our chief financial officer and chief compliance officer, and their staff.

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

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2015 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$161,700	13.3%
Construction & Building	103,939	8.6
Banking, Finance, Insurance & Real Estate	101,899	8.4
Automotive	99,414	8.2
Healthcare & Pharmaceuticals	92,258	7.6
Metals & Mining	90,469	7.4
Hotel, Gaming & Leisure	73,821	6.1
Aerospace & Defense	69,885	5.7
Energy: Oil & Gas	63,339	5.2
Containers, Packaging & Glass	58,766	4.8
Chemicals, Plastics & Rubber	46,548	3.8
Retail	43,399	3.6
Telecommunications	40,519	3.3
Beverages & Food	39,575	3.3
Capital Equipment	29,764	2.4
Consumer goods: Durable	24,715	2.0
Services: Consumer	17,000	1.4
High Tech Industries	14,774	1.2
Multisector Holdings	14,216	1.2
Consumer goods: Non-durable	11,888	1.0
Consumer Discretionary	10,000	0.8
Media: Broadcasting & Subscription	7,744	0.6
Transportation: Cargo	460	0.1
Total	$1,216,092	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2014. The September 30, 2014 industry groupings have been modified to conform to the September 30, 2015 industry groupings (dollars in thousands):

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

The following table sets forth certain information as of September 30, 2015, for each portfolio company in which we had an investment. Other than these Investments, our only formal relationship with our portfolio companies is the managerial assistance that we provide upon request and the board observer or participation rights we may receive in connection with our investment.

Name of Portfolio Company	Sector	Security Owned by Us	Maturity	Interest Rate (1)	Principal Due at Maturity	Fair Value	Percentage of Net Assets

AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan	3/30/2019	13.00%	31,966,906	22,503,872	3.6%
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Warrants	3/30/2019	-	-	-	-
Accupac, Inc.	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan	3/20/2020	11.00%	35,000,000	34,680,800	5.6%
AESC Holding Corp, Inc.	Retail	Senior Secured Second Lien Term Loan	5/27/2019	10.00%	20,000,000	20,149,200	3.3%
Albertville Quality Foods, Inc.	Beverage & Food	Senior Secured First Lien Term Loan	10/31/2018	10.50%	17,452,830	17,580,585	2.8%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan	7/22/2020	10.00%	7,536,913	7,536,913	1.2%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Preferred Equity	7/22/2020	12.00%	1,187,417	207,578	0.0%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Equity	7/22/2020	-	-	-	-
American Covers, Inc.	Consumer Discretionary	Senior Secured Second Lien Term Loan	3/1/2021	9.50%	10,000,000	10,000,000	1.6%
Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan	3/16/2016	13.25%	16,461,545	16,461,545	2.7%
Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan	6/30/2019	12.50%	14,817,844	14,773,761	2.4%
Backcountry.com, Inc.	Retail	Senior Secured First Lien Term Loan	6/30/2020	8.25%	2,583,333	2,583,333	0.4%
BayDelta Maritime LLC	Transportation: Cargo	Warrants	6/30/2016	-	-	460,099	0.1%
Be Green Manufacturing and Distribution Centers LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan	12/13/2018	11.00%	5,000,000	4,823,494	0.8%
Be Green Manufacturing and Distribution Centers LLC	Containers, Packaging & Glass	Senior Secured First Lien Delayed Draw	12/13/2018	11.00%	3,416,667	3,294,714	0.5%
Be Green Manufacturing and Distribution Centers LLC	Containers, Packaging & Glass	Revolver	12/13/2018	11.00%	354,167	327,425	0.1%
Be Green Manufacturing and Distribution Centers LLC	Containers, Packaging & Glass	Warrants	12/13/2018	-	-	230,894	0.0%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan	4/24/2020	10.00%	8,111,607	8,111,607	1.3%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw	4/24/2020	10.00%	-	-	-
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Revolver	4/24/2020	10.00%	446,429	446,429	0.1%
Brantley Transportation LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan	8/2/2017	12.00%	9,000,000	6,332,324	1.0%
California Products Corporation	Chemicals, Plastics and Rubber	Senior Secured Second Lien Term Loan	5/27/2019	13.00%	13,750,000	13,837,313	2.2%
Calloway Laboratories, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan	9/30/2016	17.00%	38,860,511	-	-
Calloway Laboratories, Inc.	Healthcare & Pharmaceuticals	Warrants	9/30/2016	-	-	-	-
Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan	4/28/2019	13.50%	20,085,144	20,109,849	3.2%
Capstone Nutrition	Healthcare & Pharmaceuticals	Equity	4/28/2019	-	-	731,126	0.1%
CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term Loan	9/30/2020	7.75%	17,000,000	17,000,000	2.7%
ContMid Intermediate Inc.	Automotive	Senior Secured Second Lien Term Loan	10/25/2019	10.00%	15,000,000	14,811,049	2.4%
ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loan	6/17/2021	9.00%	12,500,000	12,320,250	2.0%
Crow Precision Components LLC	Aerospace & Defense	Senior Secured First Lien Term Loan	9/30/2019	9.50%	14,000,000	13,998,510	2.3%
Crow Precision Components LLC	Aerospace & Defense	Equity	9/30/2019	-	-	589,147	0.1%
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A	11/10/2019	10.50%	31,238,095	31,479,253	5.1%
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan B	2/10/2018	10.50%	6,278,067	6,301,164	1.0%
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Revolver	5/10/2017	10.50%	-	-	-
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Equity	2/10/2018	-	-	2,378,890	0.4%
DLR Restaurants LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan	4/18/2018	13.50%	23,512,686	23,226,501	3.7%
DLR Restaurants LLC	Hotel, Gaming & Leisure	Unsecured Debt	4/18/2018	16.00%	276,092	272,037	0.0%
DreamFinders Homes LLC	Construction & Building	Senior Secured First Lien Term Loan B	10/1/2018	14.83%	14,091,194	14,140,514	2.3%
DreamFinders Homes LLC	Construction & Building	Warrants	10/1/2018	-	-	1,929,761	0.3%
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan	3/6/2018	9.50%	17,575,000	17,042,829	2.7%
Essex Crane Rental Corp.	Construction & Building	Senior Secured First Lien Term Loan	5/13/2019	13.50%	20,000,000	19,325,800	3.1%

Name of Portfolio Company	Sector	Security Owned by Us	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	Percentage of Net Assets
FKI Security Group LLC	Capital Equipment	Senior Secured First Lien Term Loan	3/30/2020	9.50%	14,906,250	14,616,174	2.4%
Footprint Acquisition LLC	Services: Business	Senior Secured First Lien Term Loan	2/27/2020	8.20%	5,250,102	5,151,828	0.8%
Footprint Acquisition LLC	Services: Business	Preferrity Equity	2/27/2020	8.75%	5,151,581	4,652,001	0.8%
Footprint Acquisition LLC	Services: Business	Equity	2/27/2020	-	-	-	-
Freedom Powersports LLC	Automotive	Senior Secured First Lien Term Loan	9/26/2019	13.00%	10,200,000	10,268,663	1.7%
Freedom Powersports LLC	Automotive	Senior Secured First Lien Delayed Draw	9/26/2019	13.00%	3,000,000	3,032,312	0.5%
Harrison Gypsum LLC	Metals & Mining	Senior Secured First Lien Term Loan	12/21/2018	10.50%	56,134,983	55,225,035	8.9%
Heligear Acquisition Co.	Aerospace & Defense	Senior Secure Notes	10/15/2019	10.25%	20,000,000	20,523,479	3.3%
Help/Systems LLC	Services: Business	Senior Secured Second Lien Term Loan	6/28/2020	9.50%	15,000,000	15,150,000	2.5%
JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan	3/6/2019	10.45%	22,500,000	22,183,434	3.6%
Jordan Reses Supply Company LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan	4/24/2020	12.00%	20,000,000	20,349,811	3.3%
Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan	2/19/2019	12.33%	15,730,619	15,055,776	2.4%
Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants	2/19/2019	-	-	353,080	0.1%
Lucky Strike Entertainment, L.L.C.	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan	12/24/2019	14.00%	10,254,472	10,163,515	1.6%
Lydell Jewelry Design Studio LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loan	9/13/2018	14.50%	14,436,386	11,888,075	1.9%
Lydell Jewelry Design Studio LLC	Consumer goods: Non-durable	Warrants	9/13/2018	-	-	-	-
MCC Senior Loan Strategy JV I LLC	Multisector Holdings	Equity	N/A	-	-	14,215,834	2.3%
Merchant Cash and Capital LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw	3/4/2016	11.00%	17,500,000	17,547,775	2.8%
Merchant Cash and Capital LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan	8/19/2016	12.00%	15,000,000	14,978,850	2.4%
Meridian Behavioral Health LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A	11/14/2016	14.00%	10,289,141	10,289,141	1.7%
Meridian Behavioral Health LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan B	11/14/2016	14.00%	6,600,000	6,600,000	1.1%
Meridian Behavioral Health LLC	Healthcare & Pharmaceuticals	Warrants	11/14/2016	-	-	5,431,566	0.9%
Miratech Intermediate Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan	5/9/2019	12.00%	13,756,657	13,580,572	2.2%
Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan	3/10/2019	9.50%	9,140,653	9,274,290	1.5%
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan	9/29/2020	10.00%	35,278,846	35,302,130	5.7%
Nielsen & Bainbridge LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan	8/15/2021	10.25%	25,000,000	24,714,648	4.0%
Northern Lights MIDCO LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan	11/24/2019	11.00%	4,523,750	4,570,584	0.7%
Northstar Group Services, Inc.	Construction & Building	Unsecured Debt	10/24/2019	11.00%	23,181,705	23,181,705	3.7%
Omnivere LLC	Services: Business	Senior Secured First Lien Term Loan	5/5/2019	13.33%	17,805,885	17,805,885	2.9%
Omnivere LLC	Services: Business	Unsecured Debt	7/24/2025	8.00%	12,971,722	7,059,693	1.1%
Omnivere LLC	Services: Business	Warrants	5/5/2019	-	-	-	-
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan	12/31/2018	12.25%	20,160,994	19,387,166	3.1%
The Plastics Group Acquisition Corp	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan	2/28/2019	13.00%	21,427,726	21,083,168	3.4%

Name of Portfolio Company	Sector	Security Owned by Us	Maturity	Interest Rate (1)	Principal Due at Maturity	Fair Value	Percentage of Net Assets
Point.360	Services: Business	Senior Secured First Lien Term Loan	7/8/2020	6.33%	320,000	320,000	0.1%
Point.360	Services: Business	Equity	7/8/2020	-	-	479,283	0.1%
Point.360	Services: Business	Warrants	7/8/2020	-	-	272,711	0.0%
Prestige Industries LLC	Services: Business	Senior Secured Second Lien Term Loan	11/1/2017	18.00%	7,932,041	7,280,186	1.2%
Prestige Industries LLC	Services: Business	Warrants	11/1/2017	-	-	-	-
Prince Mineral Holdings Corp.	Metals & Mining	Senior Secured Note	12/15/2019	11.50%	6,800,000	5,712,000	0.9%
RCS Management Corporation & Specialized Medical Services, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan	2/29/2016	13.00%	28,746,290	28,746,290	4.6%
Red Skye Wireless LLC	Retail	Senior Secured First Lien Term Loan	6/27/2018	10.00%	20,387,686	20,666,563	3.3%
Reddy Ice Corporation	Beverages & Food	Senior Secured Second Lien Term Loan	11/1/2019	10.75%	17,000,000	13,436,761	2.2%
Response Team Holdings, LLC	Construction & Building	Senior Secured First Lien Term Loan	3/28/2019	11.50%	25,537,850	25,305,455	4.1%
Response Team Holdings, LLC	Construction & Building	Preferred Equity	3/28/2019	12.00%	5,549,736	5,077,731	0.8%
Response Team Holdings, LLC	Construction & Building	Warrants	3/28/2019	-	-	837,967	0.1%
Safeworks LLC	Capital Equipment	Unsecured Debt	1/31/2020	12.00%	15,000,000	15,148,023	2.4%
Sendero Drilling Company LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan	3/18/2019	11.20%	13,026,628	13,106,872	2.1%
Sendero Drilling Company LLC	Energy: Oil & Gas	Warrants	3/18/2019	-	-	4,353,269	0.7%
Seotowncenter, Inc.	Services: Business	Senior Secured First Lien Term Loan	9/11/2019	10.00%	27,500,000	27,428,182	4.4%
Seotowncenter, Inc.	Services: Business	Equity	9/11/2019	-	-	1,184,303	0.2%
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan	7/31/2020	9.00%	8,498,664	8,498,579	1.4%
Ship Supply Acquisition Corporation	Services: Business	Revolver	7/31/2016	9.00%	414,569	414,569	0.1%
Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan	8/19/2019	8.75%	7,000,000	6,815,830	1.1%
Stancor, Inc.	Services: Business	Equity	8/19/2019	-	-	267,114	0.0%
T. Residential Holdings LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan	3/28/2019	12.00%	19,500,000	19,500,000	3.1%
Taylored Freight Services LLC	Services: Business	Senior Secured Second Lien Term Loan	11/1/2017	13.00%	15,330,548	14,274,887	2.3%
Tempel Steel Company	Metals & Mining	Senior Secured Note	8/15/2016	12.00%	11,000,000	10,145,174	1.7%
Tenere Acquisition Corp.	Chemicals, Plastics, & Rubber	Senior Secured First Lien Term Loan	12/15/2017	13.00%	11,359,842	11,627,039	1.9%
Transtelco Inc.	Telecommunications	Senior Secured First Lien Term Loan	11/19/2017	10.50%	18,864,000	18,924,365	3.1%
United Road Towing Inc.	Services: Business	Senior Secured Second Lien Term Loan	2/21/2020	9.33%	17,000,000	16,489,975	2.7%
United Road Towing Inc.	Services: Business	Preferred Equity Class C	2/21/2020	8.00%	18,802,789	17,747,200	2.9%
United Road Towing Inc.	Services: Business	Preferred Equity Class C-1	2/21/2020	8.00%	1,326,945	27,028	0.0%
United Road Towing Inc.	Services: Business	Preferred Equity Class A-2	2/21/2020	8.00%	4,996,578	690,695	0.1%
United Road Towing Inc.	Services: Business	Equity	2/21/2020	-	-	161,892	0.0%
Untangle, Inc.	Services: Business	Senior Secured First Lien Term Loan	4/18/2019	12.20%	9,527,500	9,527,690	1.5%
US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan	9/10/2019	10.00%	6,670,000	6,670,000	1.1%
US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Preferred Equity	9/10/2019	-	-	3,330,000	0.5%
Velocity Pooling Vehicle LLC	Automotive	Senior Secured Second Lien Term Loan	5/14/2022	8.25%	24,000,000	19,832,766	3.2%
Watermill-QMC Midco, Inc.	Automotive	Senior Secured First Lien Term Loan	6/30/2020	13.00%	15,409,609	15,409,609	2.5%
Watermill-QMC Midco, Inc.	Automotive	Equity	6/30/2020	-	-	295,362	0.0%
Wheels Up Partners LLC	Aerospace & Defense	Senior Secured First Lien Delayed Draw	10/15/2021	9.55%	18,230,736	18,311,863	3.1%
Window Products, Inc.	Construction & Building	Senior Secured Second Lien Term Loan	12/27/2019	11.75%	14,000,000	14,140,000	2.3%

Total Portfolio Investments					$1,262,435,930	$1,216,091,989	196.2%

1	All interest is payable in cash and all LIBOR represents 1 and 3 Month LIBOR unless otherwise indicated. For each debt investment, we have provided the current interest rate as of September 30, 2015.

As of September 30, 2015, the weighted average yield based upon original cost on our portfolio investments was approximately 12.3%, and 78.8% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 21.2% bore interest at fixed rates. The weighted average yield on income producing investments is computed based upon a combination of the cash flows to date and the contractual interest payments, principal amortization and fee notes due at maturity without giving effect to closing fees received, base management fees, incentive fees or general fund related expenses. Each floating rate loan uses LIBOR as its floating rate index. For each floating rate loan, the projected fixed-rate equivalent coupon rate used to forecast the interest cash flows was calculated by adding the interest rate spread specified in the relevant loan document to the fixed-rate equivalent LIBOR rate, duration-matched to the specific loan, adjusted by the LIBOR floor and/or cap in place on that loan.

Overview of Portfolio Companies

Set forth below is a brief description of the business of our portfolio companies as of September 30, 2015.

Portfolio Company	Brief Description of Portfolio Company

AAR Intermediate Holdings, LLC	AAR Intermediate Holdings, LLC (“AAR”) provides field support services to oil and gas independent producers, drilling companies and midstream companies in the Denver-Julesburg Basin, with headquarters in the heart of the Wattenberg play in Greeley, CO. AAR builds, repairs, modifies and maintains oil and gas production equipment, sites, well and pipelines.

Access Media Holdings, LLC	Access Media Holdings, LLC (d/b/a “Access Media 3, Inc.”, or “Access Media”) headquartered in Oak Brook, IL, is a triple-play provider of digital satellite television, high speed internet and voice services to the residential multi-dwelling unit (“MDU”) market in the United States. Access Media provides services to residential MDUs in 20 different markets across the United States via single-play, double-play and triple-play service options.

Accupac, Inc.	Accupac, Inc., (“Accupac”) headquartered in Mainland, PA, is a contract manufacturer and packager of liquids, lotions, gels, and creams selling to the over-the counter and prescription markets. Founded in 1974, Accupac focuses on and has differentiated capabilities in three attractive verticals of the contract manufacturing space including Topical, Oral Care and Specialty Application. Accupac’s capabilities are suited for a wide variety of products and the Accupac’s solutions span the breadth of the supply chain including sourcing and procurement, manufacturing and packaging, and finished product distribution.

AESC Holding Corp, Inc.	AESC Holding Corp, Inc. (d/b/a Allen Edmonds Corporation), founded in 1922 and headquartered in Port Washington, WI, manufactures men’s footwear, apparel and accessories that are distributed throughout the United States and internationally.

Albertville Quality Foods, Inc.	Albertville Quality Foods, Inc. (“AQF”) is a company which “further processes” and distributes value-added, partially cooked meat products from two facilities located in Albertville, AL and one pork processing facility located in Pontotoc, MS. Together, these facilities provide 185,000 sq. ft. of facility space, eight production lines and employ over 1,000 non-union workers. “Further processing” involves sourcing meats from a variety of suppliers which are then hand-cut, tumbled, massaged, marinated or breaded to meet retail customers’ exact recipe specifications for size, texture, appearance, and flavor profile. ~90% of the AQF’s products are chicken-based with the remaining ~10% consisting of pork and beef. AQF primarily produces breaded chicken products including tenders, breasts and bites for long-standing customer contracts with national chains, foodservice distributors and retail establishments.

American Covers, Inc.	American Covers, Inc. (d/b/a “Handstands”), a designer and marketer of automotive air freshener products, acquired California Scents, Inc. (“CalScents”), a manufacturer and distributor of air freshener products for home, office, automotive, and professional categories. CalScents differentiates itself by maintaining 100% pure organic fragrance oil formulations across all of its more than 75 unique fragrances.

Aurora Flight Sciences Corporation	Aurora Flight Sciences Corporation designs and manufactures unmanned aircraft systems and components for use in research, defense and homeland security.

Autosplice, Inc.	Founded in 1954 and headquartered in San Diego, CA, Autosplice, Inc. (“Autosplice”) is a global supplier of highly engineered, mission-critical electrical interconnectors to OEMs and Tier 1 suppliers. Autosplice serves a wide variety of end-markets, providing the automotive, industrial, telecommunications, medical, transportation, consumer, and other applications. Autosplice utilizes its vertically integrated operations and global presence to offer significant volumes of highly customized, program-specific consumable interconnector components as well as assemblies.

Backcountry.com, LLC	Backcountry.com, LLC founded in 1996 in Park City, Utah, is an online specialty retailer for outdoor adventure, cycling, motorcycle and action sports gear and clothing.

Be Green Packaging, LLC	Founded in 2007, Be Green Packaging, LLC designs and manufactures sustainable, tree-free, molded fiber products and packaging for the foodservice and consumer packaged goods end markets.

Black Angus Steakhouses, LLC	Founded in 1964 and headquartered in Los Altos, California, Black Angus Steakhouses, LLC operates restaurants across six states including California, Arizona, Alaska, New Mexico, Washington, and Hawaii.

Brantley Transportation LLC	Brantley Transportation LLC, (“Brantley”) based in Monahans, Texas, was founded more than 50 years ago and is a provider of mission-critical transportation services to energy producers and drilling companies in the upstream and midstream energy markets. Brantley leverages an available fleet of thirty-six trucks, fifty-two trailers, cranes and related specialized heavy equipment to provide its customers with customized services involving drilling rig transportation and field services, which includes the disassembly, transportation, and reassembly of drilling rigs and related equipment as well as production services.

California Products Corporation	Headquartered in Andover, MA, California Products Corporation engages in the manufacture and sale of high quality paints and coatings, sport surfaces, and environmental remediation and containment systems. The California Products Corporation’s recreational products division is a supplier of coatings for tennis court and other sports surfaces.

Calloway Laboratories, Inc.	Calloway Laboratories, Inc., founded in 2003 and based in Wobrun, MA, is a clinical toxicology laboratory specializing in urine drug testing for pain care patients and substance abuse centers in the U.S.

Capstone Nutrition	Capstone Nutrition ("Capstone") is a pure-play developer and manufacturer in the nutrition industry, with facilities in Ogden, UT and Spring Hill, TN and the combined resources of Cornerstone Research and Development and Integrity Nutraceuticals. Since 1992, Capstone has been developing, producing, and packaging capsule, tablet, and powder products for a variety of customers in the United States and Internationally.

ContMid, Inc.	ContMid, Inc. is a manufacturer and distributor of highly engineered metal fasteners, cold formed parts, stampings and assemblies to the automotive and industrials markets.

ConvergeOne Holdings Corporation	ConvergeOne Holdings Corporation is an independent provider of innovative communications solutions and managed services to large and medium sized enterprises globally.

CP OPCO LLC	CP OPCO LLC founded in 1978 and headquartered in Inglewood, CA, offers its customers a complete solution, pairing a broad portfolio of event rental products and temporary structures with value-added event services.

Crow Precision Components LLC	Crow Precision Components, LLC is a Fort Worth, TX based forger of aluminum and steel used for mission critical aircraft components, among other end markets.

DHISCO Electronic Distribution, Inc.	DHISCO Electronic Distribution, Inc. is a full service platform that assists lodging providers in the distribution of hotel information to end consumers through various distribution channels.

DLR Restaurants LLC	DLR Restaurants LLC (d/b/a “Dick’s Last Resort”, or “DLR”), headquartered in Nashville, TN, operates 15 company owned restaurants and earns a licensing fee on three licensed restaurants located throughout the United States. Dick’s Last Resort has developed an identifiable brand for its unique casual dining restaurant concept that targets tourists and business travelers in high foot traffic locations. DLR was established in 1985 and opened its first restaurant in Dallas, TX. DLR competes in the “concept” niche within casual dining with key competitors such as Margaritaville, Hooters, Senor Frogs, and Joe’s Crab Shack.

DreamFinders Homes LLC	Founded in 2009, Dream Finders Homes, LLC ("DFH") is a residential homebuilder currently operating in the greater Jacksonville, Florida market. DFH builds both single-family homes and townhomes, and is developing and building units in a number of attractive communities across Clay County, St. John’s County, and Nassau County.

Dynamic Energy Services International LLC	Dynamic Energy Services International LLC is a provider of full-service fabrication, construction and maintenance services to a broad range of worldwide markets including oil and gas, industrial and petrochemical markets.

Essex Crane Rental Corp.	Headquartered in Chicago, IL, Essex Crane Rental Corp. (“Essex”) is an existing subsidiary of Essex Rental Corp. (the “Parent”) (Nasdaq: ESSX). Essex is a provider of lattice-boom crawler cranes and tower, max-er and ringer attachments. The Company specializes in crane rentals, used crane sales, and other crane services. The Parent is one of North America’s largest providers of mobile cranes (including lattice-boom crawlers, truck and rough terrain cranes), self-erecting cranes, stationary tower cranes, elevators and hoists, and other lifting equipment used in a wide array of construction projects across North America.

FKI Security Group LLC	Founded in 1951, FKI Security Group LLC (“FireKing”) is a global manufacturer and national service provider of security, safety and asset protection products used in a variety of industries, including the financial services, government, retail, education, and medical end markets. Based in New Albany, Indiana, FireKing’s product portfolio includes fire-proof and impact resistant file cabinets and safes, traditional and intelligent safes and digital video security systems. Further, FireKing delivers customer support and repair services for its products via a nationwide service network, which provides FireKing a steady, highly recurring revenue stream.

Footprint Acquisition LLC	Footprint Acquisition LLC ("Footprint"), headquartered in Lisle, IL, is a provider of in store merchandising and logistics solutions to major retailers and consumer packaged goods manufacturers. Services include Fixture Installation, Light Merchandising and Store Remodels. Footprint provides these services both for retailers and brand marketers. Complementary services include product resets and in-store intelligence services for its clients, including the validation of display and product placement.

Freedom Powersports LLC	Freedom Powersports LLC (“Freedom”) is a powersports dealer with locations in Texas, Georgia, and Alabama. Freedom was formed in February 2013 when Trinity Private Equity Group facilitated a management-led buyout of two dealership locations and served as the initial dealership platform.

Harrison Gypsum LLC	Harrison Gypsum LLC, (“Harrison”) founded in 1955, mines and processes gypsum and plaster in Oklahoma and Texas. Gypsum is a soft sulfate mineral most commonly found in layered sedimentary deposits and primarily used to create drywall as a finish in walls and ceilings. However, Harrison has successfully been able to develop and market gypsum to a diverse set of end markets, including building products, oil and gas, infrastructure, food/pharmaceuticals, in addition to other industries and associated freight, with products such as fines, filler, plaster, retarder rock, food/pharmaceutical grade gypsum and road rock.

Heligear Acquisition Co.	Heligear Acquisition Co. (d/b/a Northstar Aerospace, Inc) is an independent manufacturer of flight-critical aerospace gears and power transmission systems for domestic and international military and commercial aircraft applications.

Help/Systems LLC	Help/Systems LLC (“Help/Systems”) is a provider of system & network management, business intelligence and security & compliance solutions. Help/Systems’ software solutions allow customers to manage their information technology infrastructure more efficiently by increasing automation, reducing costs, providing security and permitting the analysis of an ever-growing base of data collected and managed by its customers. Help/Systems’ “click and play” software can be demonstrated and purchased online and quickly installed and integrated by the customer. Once installed, Help/Systems’ software becomes a critical, embedded component of a customer’s IT infrastructure.

JD Norman Industries, Inc.	JD Norman Industries, Inc., (“JD Norman”), founded in 2004 and headquartered in Addison, IL, is a manufacturer of engineered value-added metal components and systems including stampings, wire forms, machined components, coiled springs, and assemblies. Across its four North American facilities, JD Norman is deeply entrenched with its base of blue-chip OEMs, which are diversified across the automotive, heavy truck, agricultural, construction, building technology, and oil and gas end markets.

Jordan Reses Supply Company, LLC	Jordan Reses Supply Company, LLC, founded in 1985 and headquartered in Ann Arbor, MI, is a national distributor of respiratory equipment solely focused on serving the Veterans Affairs and the federal government.

Lighting Science Group Corporation	Headquartered in Satellite Beach, Florida, Lighting Science Group Corporation (“LSG”) is one of the world’s light emitting diode (“LED”) lighting technology companies. LSG designs, develops and markets general illumination products that exclusively use LEDs as their light source. The LSG’s broad product portfolio includes LED-based retrofit lamps (replacement bulbs) used in existing light fixtures as well as purpose-built LED-based luminaires (light fixtures).

Lucky Strike Entertainment LLC	Lucky Strike Entertainment, LLC ("Lucky Strike"), founded in 2003 and based out of Los Angeles, is an upscale bowling owner/operator in the United States. Lucky Strike owns and operates 17 bowling properties across the United States and Canada, with the average location featuring 10 to 26 bowling lanes. Lucky Strike offers an upscale entertainment venue, where bowling is complemented by quality food and beverages, and a nightlife atmosphere.

Lydell Jewelry Design Studio LLC	Founded in 1992, Lydell Jewelry Design Studio LLC, (“Lydell”) headquartered in New York, provides private label costume/fashion jewelry programs for retail chains in the United States. As opposed to high end fashion products, Lydell focuses specifically on products that wholesale for less than $10 and mostly retail for $15 to $99. Since its founding, Lydell has built an infrastructure capable of managing the entire value chain for its retail customers on a scale of almost 3,000 SKUs.

MCC Senior Loan Strategy JV I LLC	MCC Senior Loan Strategy JV I LLC commenced operations on July 15, 2015 and generates current income and capital appreciation by investing primarily in the debt of privately-held middle market companies in the United States with a focus on senior secured first lien loans.

Merchant Cash and Capital LLC	Founded in 2005, Merchant Cash and Capital LLC is a specialty finance firm that provides cash advances to merchants by purchasing a percentage of the merchant‘s future credit card receivables at a discount. Merchant Cash and Capital customers are typically small businesses that exhibit a high volume of daily sales such as restaurants, retailers, auto care establishments, and doctors.

Meridian Behavioral Health LLC	Meridian Behavioral Health LLC is a provider of high acuity chemical dependency treatments in the state of Minnesota. Meridian Behavioral Health LLC, founded in 1988 and based in Minneapolis, MN, operates eight residential treatment facilities, nine outpatient clinics and one medical assisted treatment clinic.

Miratech Intermediate Holdings, Inc.	Miratech Intermediate Holdings, Inc. (“Miratech”) is a provider of highly specialized emissions solutions for natural gas and diesel reciprocating engines. Founded in 1992 and based in Tulsa, OK, Miratech offers catalysts, housings, and services for the power generation, natural gas and compression end markets. Miratech’s highly engineered products are sold into blue chip OEM customers and engine manufacturers.

Momentum Telecom, Inc.	Founded in 2011 and headquartered in Birmingham, Alabama, Momentum Telecom, Inc. (“Momentum”) is a subsidiary of a holding company, MBS Holdings, Inc. Momentum offers residential, small business, and enterprise high speed data and voice-over-IP operational support services.

Nation Safe Drivers Holdings, Inc.	Nation Safe Drivers Holdings, Inc is a provider of towing and roadside assistance services as well as supplemental insurance related products.

Nielsen & Bainbridge LLC	Nielsen & Bainbridge LLC is a designer, manufacturer, and provider of custom framing components and ready-made frames for independent framers and mass merchants globally.

Northern Lights Midco, LLC	Founded in 2007 and headquartered in Seattle, WA, Northern Lights Midco, LLC is a US-based private equity firm with investments in 13 boutique asset managers.

NorthStar Group Services, Inc.	NorthStar Group Services, Inc., founded in 1980 and headquartered in Brea, CA, is the United States’ largest one-stop provider of demolition and environmental remediation services including demolition, asset & scrap recovery, abatement of asbestos, lead, and mold, and disaster response.

OmniVere LLC	OmniVere LLC is a full service eDiscovery company that serves as a true end-to-end service provider in the eDiscovery industry. Legal discovery is the full disclosure, at opposing counsel’s request, of information related to lawsuits, corporate investigations and regulatory audits. eDiscovery is the process in which electronic discovery data is sought, located, secured, and searched with the intent of using it as evidence in a civil or criminal legal case.

Oxford Mining Company, LLC	Oxford Mining Company, LLC (d/b/a Westmoreland Resource Partners, L.P. or "Westmoreland") is a producer of high-value thermal coal and the largest producer of surface-mined coal in Ohio with its headquarters in Columbus, Ohio. Westmoreland operates 17 active surface mines with seven mining complexes and operates principally in Ohio, Kentucky, West Virginia and Pennsylvania.

Point.360	Point.360 (OTC: PTSX) is a publicly traded, full-service content management company with several facilities strategically located throughout the Los Angeles supporting all aspects of postproduction.

Prestige Industries LLC	Prestige Industries LLC (“Prestige”) is a provider of commercial laundry services to the hospitality industry in the New York Tri-State area, operating a network of 3 strategically located laundry facilities. Prestige offers its customers a full suite of laundry services including: (i) terry & linen, (ii) food & beverage, (iii) valet services, (iv) garment cleaning and (v) laundry management.

Prince Mineral Holdings Corp.	Prince Mineral Holding Corp. (“Prince Mineral”) is a global value-added distributor of specialty mineral products and niche industrial additives. Prince Mineral sources, processes and distributes its products for use in brick, glass, agriculture, foundry, refractory and steel, oil and gas and coal end markets. Prince Mineral functions as a value-added processing intermediary.

RCS Management Corporation, Inc. & Specialized Medical Services, Inc.	RCS Management Corporation, Inc., Specialized Medical Services, Inc. and SMS Holdings, Inc., (“RCS”) collectively services over 1,750 facilities in 40 states on a combined basis. RCS’ core products and service offerings include (i) respiratory equipment rental; (ii) oxygen delivery; (iii) sale of disposable respiratory supplies; (iv) clinical; and (v) financial and billing consulting services.

Red Skye Wireless LLC	Red Skye Wireless LLC, (“RSW”), founded in 2001 and headquartered in St. Louis, Missouri, is a retailer of AT&T wireless and home product services, mobile handsets and accessories with 170 locations in 12 states across the U.S. While RSW is independently owned, RSW stores have the look and feel of an AT&T corporate store, prominently displaying the logos and signage, participating in marketing campaigns, and seamlessly working with AT&T customer service and billing IT.

Reddy Ice Corporation	Reddy Ice Corporation ("Reddy Ice") is a manufacturer and distributor of packaged ice in the US, with #1 or #2 market share in the majority of its footprint, which spans 34 states, including Washington DC. Based in Dallas, Texas, Reddy Ice manufactures and distributes approximately 1.8M tons of ice annually and employs approximately 1,500 year-round employees.

Response Team Holdings, LLC	Response Team Holdings, LLC, founded in 2010 and headquartered in Raleigh, NC, provides mitigation, restoration, and ancillary services to single and multi-family prospects, healthcare organizations, schools, municipalities, and commercial businesses.

Safeworks LLC	Founded in 1947 and headquartered in Seattle, WA, Safeworks LLC is a manufacturer of suspended access products designed to enable customers to work safely and productively at extended heights.

Sendero Drilling Company LLC	Founded in 2010 as a wholly owned subsidiary of Pioneer Natural Resources, Sendero Drilling Company LLC is a land drilling contractor headquartered in San Angelo, Texas.

Seotowncenter, Inc.	Founded in 2009 and based in Lehi, UT, Seotowncenter, Inc. is a tech-enabled business services company that delivers white label search engine optimization and local search and digital campaign fulfillment to the small and midsize business market.

Ship Supply LLC	Founded in 1968 and headquartered in Miami, Florida, Ship Supply LLC is a logistics services business that provides products and maritime services for commercial and military marine vessels through four segments: (i) global logistics services, (ii) comprehensive husbandry services, (iii) full service vessel management to large passenger-carrying vessels, and (iv) fuel broker services.

Stancor, Inc.	Founded in 1985 and based Monroe, CT, Stancor, Inc. is a designer and manufacturer of electric submersible pumps, control, accessories, and parts.

T. Residential Holdings LLC	T Residential Holdings, LLC is a carve-out of Transcontinental Realty Investors and currently owns a portfolio of 11 high-quality, class A, multifamily properties concentrated in the southern United States.

Taylored Freight Services LLC	Taylored Freight Services LLC, founded in 1992 and based in Los Angeles, CA, is a port-based, third-party logistics provider that specializes in warehousing, fulfillment, transportation and related value-added services to support the global supply chains of manufacturers and importers of apparel, accessories, toys and sporting goods.

Tempel Steel Company	Tempel Steel Company is a manufacturer of magnetic steel laminations used in the production of motors and transformers. Magnetic steel laminations are precision stamped sheets of steel that are layered together to form the core of electric motors and transformers.

Tenere Acquisition Corp.	Tenere Acquisition Corp., (“Tenere”), founded in 1994 and located in Dresser, WI, is a sophisticated, full-service, designer and fabricator of complex engineered metal and plastic parts and assemblies. Tenere provides customers with highly desired, full-service solutions that start with the product concept and progress through rapid prototyping, process design, cost reduction design, commercial production with both soft tooling and hard tooling and assembly. Tenere manufactures enclosures and electromechanical assemblies for a variety of large Fortune 500 OEMs and contract manufacturers in the enterprise computing, network routers/communications, aerospace/military, medical and industrial end markets.

The Plastics Group, Inc.	Founded in 1997 and based in Willowbrook, IL, The Plastics Group, Inc ("TPG") is a full-service manufacturer of blow molded plastic components and systems for a targeted set of growing applications and end markets. TPG operates two complementary businesses: a custom business serving original equipment manufacturer customers and a proprietary line of consumer products sold through retailers and distributors. TPG is the fourth largest independent custom blow molder in North America and differentiates itself with its large drop molding capabilities, materials knowledge, and engineering and technical expertise.

Transtelco, Inc.	Transtelco, Inc. (“Transtelco”) provides data and voice telecom services over its wholly-owned high capacity network. Transtelco provides (i) dedicated internet protocol access, (ii) transport services, (iii) colocation, (iv) spectrum leasing, and (v) voice services under multi-year contracts to large carrier and enterprise customers in the U.S. and Mexico.

United Road Towing, Inc.	United Road Towing, Inc. (“URT”) is an integrated towing company in the United States. URT provides a complete range of towing, vehicle storage and vehicle auction services through a network of 53 operating locations across 9 states.

Untangle, Inc.	Untangle, Inc. ("UT") is a provider of network security software and services for small to medium businesses as well as K-12 and community college educational platforms. Founded in 2006, UT's products are focused on multi-function firewall and Internet management solutions designed to meet the network policy demands of organizations of various sizes.

US Multifamily, LLC	US Multifamily, LLC (“US Multifamily”) is a real estate private equity firm headquartered in Atlantic Beach, Florida, with offices in Atlanta, Georgia and Charlotte, North Carolina. US Multifamily is focused on distressed multifamily assets primarily located in the Southeastern region of the United States.

Velocity Pooling Vehicle LLC	Motorsport Aftermarket Group (“MAG”) and Tucker Rocky (“TR”) together compete in the parts and accessories sub segment of the broader motorcycle afterparts market. MAG is a manufacturer and is comprised of a group of highly recognizable brands serving nearly all product categories in the powersports aftermarket industry, including both on-road and off-road segments. TR is a distributor of proprietary and sourced brands to a variety of dealers and retailers.

Watermill-QMC Midco, Inc.	Founded in 1964 and headquartered in Livonia, Michigan, Watermill-QMC Midco, Inc (d/b/a Quality Metalcraft, Inc.) is a provider of complex assemblies for specialty automotive production, prototype and factory assist applications.

Wheels Up Partners LLC	Wheels Up Partners, LLC ("WUP") is the first membership based private aviation club. Founded in 2013 by former CEO of Marquis Jets, Kenny Dichter, WUP charges members a one-time initiation fee with annual dues thereafter. Members are granted access to a closed fleet of newly redesigned King Air 350i turboprop aircrafts, with no upfront block purchase or minimum flying required.

Window Products, Inc.	Window Products, Inc., ("Window Products") founded in 1989, is a vinyl window manufacturer in the Pacific Northwest of the U.S. Window Products sells its products through a diverse network of window dealers which in turn sell to builders and contractors.

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

Investment Management Agreement

Under the terms of our investment management agreement, MCC Advisors:

·	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

·	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and

·	executes, closes, monitors and administers the investments we make, including the exercise of any voting or consent rights.

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

For the year ended September 30, 2015, the Company incurred base management fees to MCC Advisors of $22.5 million and $18.2 million in incentive fees related to pre-incentive fee net investment income.

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

All investment professionals and staff of MCC Advisors, when, and to the extent, engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of such personnel allocable to such services, is provided and paid for by MCC Advisors. We bear all other costs and expenses of our operations and transactions, including those relating to:

·	our organization and continued corporate existence;

·	calculating our net asset value (“NAV”) (including the cost and expenses of any independent valuation firms);

·	expenses, including travel expense, incurred by MCC Advisors or payable to third parties performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

·	interest payable on debt incurred to finance our investments;

·	the costs of all offerings of common shares and other securities;

·	the base management fee and any incentive management fee;

·	distributions on our shares;

·	administration fees payable under our administration agreement;

·	the allocated costs incurred by MCC Advisors as our administrator in providing managerial assistance to those portfolio companies that request it;

·	amounts payable to third parties relating to, or associated with, making investments;

·	transfer agent and custodial fees;

·	all registration and listing fees;

·	U.S. federal, state and local taxes;

·	independent directors’ fees and expenses;

·	costs of preparing and filing reports or other documents with the SEC or other regulators;

·	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

·	our fidelity bond;

·	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

·	indemnification payments;

·	direct costs and expenses of administration, including audit and legal costs; and

·	all other expenses reasonably incurred by us or MCC Advisors in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and other allocable portions of the cost of our officers and their respective staffs (including travel expenses).

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

Annual Board Approval of the Investment Management Agreement

Our board of directors held an in-person meeting on December 2, 2015, in order to consider the annual approval and continuation of our investment management agreement. In its consideration of the investment management agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser, MCC Advisors; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our projected operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to MCC Advisors from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment management agreement; (f) the organizational capability and financial condition of MCC Advisors and its affiliates; and (g) various other factors.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the investment management agreement as being in the best interests of our stockholders. Specifically the board of directors approved the extension of the investment management agreement for a period of one year beginning on January 19, 2016.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

·	is organized under the laws of, and has its principal place of business in, the United States;

·	is not an investment company (other than a small business investment company wholly owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

·	satisfies either of the following:

o	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or

o	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.

(2)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(3)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

(4)	Securities of any eligible portfolio company which we control.

(5)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(6)	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting SBIC LP to borrow up to $150 million (the maximum amount of SBA-guaranteed debentures an SBIC may currently have outstanding once certain conditions have been met) more than we would otherwise be able to absent the receipt of this exemptive relief. As a result, we would, in effect, be permitted to have a lower asset coverage ratio than the 200% asset coverage ratio limitation under the 1940 Act. For example, we would be able to borrow up to $150 million more than the approximately $545.1 million permitted under the asset coverage ratio limit as of September 30, 2015. For additional information on SBA regulations that will affect our access to SBA-guaranteed debentures, see ‘‘Risk Factors —Risks Relating to Our Business. Our SBIC subsidiary is subject to SBA regulations, and any failure to comply with SBA regulations could have an adverse effect on our operations.’’ SBA regulations currently limit the amount that the SBIC LP may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

·	qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;

·	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and

·	diversify our holdings so that at the end of each quarter of the taxable year:

o	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

o	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

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

RISK RELATING TO OUR BUSINESS AND STRUCTURE

Certain Risks in the Current Environment

Capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.

As a business development company, we must maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities.

The global capital markets have experienced a period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. While the capital markets have improved, these conditions could deteriorate again in the future. During such market disruptions, we may have difficulty raising debt or equity capital, especially as a result of regulatory constraints.

Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. In addition, significant changes in the capital markets, including the disruption and volatility, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition and results of operations.

Various social and political tensions in the United States and around the world, including in the Middle East, Eastern Europe and Russia, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Several European Union (‘‘EU’’) countries, including Greece, Ireland, Italy, Spain, and Portugal, continue to face budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is also continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. The recent United States and global economic downturn, or a return to the recessionary period in the United States, could adversely impact our investments. We cannot predict the duration of the effects related to these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Any further disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition. In addition, the business development company market may be more sensitive to changes in interest rates or other factors and to the extent the business development company market trades down, our shares might likewise be affected. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure would affect our ability to issue securities, including borrowings, and pay dividends, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to consummate new borrowing facilities to provide capital for normal operations, including new originations. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers.

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

Although U.S. lawmakers passed legislation in February of 2014 to raise the federal debt ceiling through March of 2015, which debt ceiling was since increased on March 16, 2015, and Standard & Poor’s Ratings Services affirmed its 'AA+' long-term sovereign credit rating on the United States and revised the outlook on the long-term rating from negative to stable in June of 2013, U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe continue to present the possibility of a credit-rating downgrade, economic slowdowns, or a recession for the United States. The impact of any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. Risks and ongoing concerns resulting from the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not spread, and we cannot assure you that future assistance packages will be available, or if available, sufficient to stabilize the affected countries and markets in Europe or elsewhere. To the extent uncertainty regarding any economic recovery in Europe continues to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

In October 2014, the U.S. Federal Reserve announced that it has terminated its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve's holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. It is unclear what effect, if any, the Federal Reserve's termination of quantitative easing will have on the value of our investments. However, it is possible that without quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in January 2015, the Federal Reserve reaffirmed its view that the current target range for the federal funds rate was appropriate based on current economic conditions. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

In February of 2014, U.S. lawmakers passed legislation to raise the federal debt ceiling through March of 2015, which debt ceiling was since increased on March 16, 2015. If further legislation increasing the debt ceiling is not enacted beyond March of 2015 and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit to the extent necessary would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations. If the U.S. Government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution, another federal government shutdown may result. Such a failure or the perceived risk of such a failure, consequently, could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

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

We have borrowed funds, including through the issuance of $40.0 million and $63.5 million in aggregate principal amount of 7.125% unsecured notes due March 30, 2019 and 6.125% unsecured notes due March 30, 2023 (collectively the “Notes”), through draws from our Revolving Credit Facility, Term Loan Facility and SBA-guaranteed debentures to leverage our capital structure, which is generally considered a speculative investment technique. As of September 30, 2015, our Term Loan Facility and Revolving Credit Facility had outstanding balances of $174.0 million and $192.7 million, respectively, and we had $150.0 million SBA-guaranteed debentures outstanding. As a result:

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

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $225.0 million. Moreover, an SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of September 30, 2015, our SBIC subsidiary had $150.0 million in SBA-guaranteed debentures outstanding. Now that we have reached the maximum dollar amount of SBA-guaranteed debentures permitted, if we require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

As of September 30, 2015, our Term Loan Facility and Revolving Credit Facility had outstanding balances of $174.0 million and $192.7 million, respectively, $150.0 million SBA-guaranteed debentures outstanding and we had $103.5 million of outstanding Notes. The Facilities and the Notes require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2015 was 3.9% (exclusive of deferred financing costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2015 total assets of at least 1.7%. If we are unable to meet the financial obligations under the Facilities, the lenders under the Facilities will have a superior to claim to our assets over our stockholders. If we are unable to meet the financial obligations under the Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on the outstanding Notes to be due and payable immediately.

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

Illustration . The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio (1)

(net of expenses)

	(10)%	(5)%	0%	5%	10%
Corresponding net return to common stockholder	(24.2)%	(14.0)%	(3.9)%	6.3%	16.4%

(1)	Assumes $1,257.2 million in total assets, $620.2 million in debt outstanding, $619.9 million in net assets, and a weighted average interest rate of 3.9%. Actual interest payments may be different.

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

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

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

Continuation of the current decline in oil and natural gas prices for a prolonged period of time could have a material adverse effect on the Company.

Approximately 5.2% of the Company's portfolio at fair value is invested in energy-related businesses. A decline in oil and natural gas prices would adversely affect the credit quality of these investments. A decrease in credit quality would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect the Company's financial position and results of operations. Should the current decline in oil and natural gas prices persist, it is likely that the Company's energy-related portfolio companies' abilities to satisfy financial or operating covenants imposed by the Company or other lenders will be adversely affected, thereby negatively impacting the Company's financial condition and their ability to satisfy their debt service and other obligations to the Company.

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

•	Senior Securities . As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, such securities would rank “senior” to common stock in our capital structure, resulting in preferred stockholders having separate voting rights and possibly rights, preferences or privileges more favorable than those granted to holders of our common stock. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest.

•	Additional Common Stock . Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below NAV without first obtaining required approvals from our stockholders and our independent directors. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities at the relevant time. We may also make rights offerings to our stockholders at prices per share less than the NAV per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and such stockholders may experience dilution.

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

The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2015, there was $174.0 million outstanding under our Term Loan Facility, $192.7 million outstanding under our Revolving Facility and $150.0 million SBA-guaranteed debentures outstanding. The indebtedness under the Facilities and the SBA-guaranteed debentures are effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

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

On May 29, 2015, Moshe Barkat and Modern VideoFilm Holdings, LLC filed a complaint against the Company, Medley Opportunity Fund II LP (“MOF II”), MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG, Scott Avila, Charles Sweet, and Modern VideoFilm, Inc. (“MVF”), seeking damages in excess of $100 million. The Company, together with MOF II, Congruent, and Main Street, (and together with the Company, MOF II and Congruent, “Lenders”), had a loan to MVF. The outstanding balance on the loan was in excess of $66.5 million, of which $15 million was due to the Company. After MVF defaulted on its loan, the Lenders exercised voting rights under a stock pledge and appointed an independent director, Charles Sweet, as MFV’s sole director. Mr. Sweet subsequently appointed Scott Avila and Cooper Crouse of Deloitte CRG as chief restructuring officer and assistant chief restructuring officer, respectively. Mr. Barkat was the former chief executive officer and founder of MVF. MVF terminated Mr. Barkat’s employment. Mr. Barkat has asserted claims against MVF for breach of his employment contract and wrongful termination. Mr. Barkat has asserted claims against the Company and MOF II for breach of fiduciary duty, intentional interference with contract, unfair competition and defamation. Medley disputes the claims and is vigorously defending the action, as well as prosecuting affirmative counterclaims against Moshe Barkat and Modern VideoFilm Holdings, LLC.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is currently traded on the New York Stock Exchange under the symbol “MCC”. The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a percentage of net asset value, or NAV, and the dividends per share declared by us for each fiscal quarter for the years ended September 30, 2014 and 2015.

		Closing Sales Price		Premium/Discount of High Sales	Premium/Discount of Low Sales Price	Declared Dividends
Period	NAV (1)	High	Low	Price to NAV (2)	to NAV (2)	(3)
Fiscal year ended September 30, 2014

First quarter	$12.68	$14.64	$13.38	115.46%	105.52%	$0.37
Second quarter	$12.69	$14.72	$13.41	116.00%	105.67%	$0.37
Third quarter	$12.65	$13.83	$12.30	109.33%	97.23%	$0.37
Fourth quarter	$12.43	$13.29	$11.78	106.92%	94.77%	$0.37

Fiscal year ended September 30, 2015

First quarter	$11.74	$11.79	$8.84	100.43%	75.30%	$0.37
Second quarter	$11.68	$9.72	$8.70	83.25%	74.52%	$0.30
Third quarter	$11.53	$9.53	$8.85	82.65%	76.76%	$0.30
Fourth quarter	$11.00	$9.19	$7.41	83.55%	67.36%	$0.30

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of each period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

(3)	Represents the cash dividend declared for the specified quarter.

The last reported price for our common stock on December 3, 2015 was $7.34 per share. As of September 30, 2015, we had 13 stockholders of record.

Sales of Unregistered Securities

During the year ended September 30, 2015, we did not issue any shares of common stock under our dividend reinvestment plan.

On February 5, 2015, the Company’s board of directors approved a share repurchase plan to repurchase equity interests up to an aggregate amount of $30 million between the period of the approval date and February 5, 2016. During the year ended September 30, 2015 we repurchased 2,396,132 shares with an aggregate dollar value of $21.2 million.

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

Dividends Declared

Record Dates	Payment Dates	Per Share
Fiscal year ended September 30, 2011
June 1, 2011	June 15, 2011	$0.16
September 1, 2011	September 15, 2011	$0.21
Total		$0.37

Fiscal year ended September 30, 2012
December 15, 2011	December 30, 2011	$0.25
February 24, 2012	March 15, 2012	$0.28
May 25, 2012	June 15, 2012	$0.31
August 24, 2012	September 14, 2012	$0.36
Total		$1.2

Fiscal year ended September 30, 2013
November 23, 2012	December 14, 2012	$0.36
February 27, 2013	March 15, 2013	$0.36
May 27, 2013	June 14, 2013	$0.36
August 23, 2013	September 13, 2013	$0.37
Total		$1.45

Fiscal year ended September 30, 2014
November 22, 2013	December 13, 2013	$0.37
February 26, 2014	March 14, 2014	$0.37
May 28, 2014	June 13, 2014	$0.37
August 27, 2014	September 12, 2014	$0.37
Total		$1.48

Fiscal year ended September 30, 2015
November 26, 2014	December 12, 2014	$0.37
February 25, 2015	March 13, 2015	$0.30
May 20, 2015	June 12, 2015	$0.30
August 19, 2015	September 11, 2015	$0.30
Total		$1.27

Subsequent to September 30, 2015, our board of directors declared a quarterly dividend of $0.30 per share payable on December 18, 2015, to stockholders of record at the close of business on November 25, 2015.

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

Stock Performance Graph

This graph compares the stockholder return on our common stock from January 20, 2011 (IPO) to September 30, 2015 with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index. This graph assumes that on January 20, 2011, $100 was invested in our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

We have derived the selected financial data below from our audited consolidated financial statements for the fiscal years ended September 30, 2015, 2014, 2013, 2012 and 2011 which have been audited by Ernst & Young LLP, our independent registered public accounting firm.

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

	For the years ended September 30,
	2015	2014	2013	2012	2011
Statement of Operations data:
Total investment income	$149,196	$139,390	$88,991	$44,520	$14,569
Base management fee, net	22,450	17,684	10,918	5,480	1,610
Incentive fee	18,234	18,667	11,600	5,886	714
All other expenses	35,576	28,371	20,074	9,644	2,616
Net investment income	72,936	74,668	46,399	23,510	9,629
Unrealized appreciation/(depreciation) on investments	(26,723)	(21,274)	(7,242)	(1,062)	(150)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	(61)	(1,592)	-	-	-
Realized gain/(loss) on investments	(60,910)	356	261	(44)	55
Net increase in net assets resulting from operations	(14,758)	52,158	39,418	22,404	9,534
Per share data:
Net asset value per common share at year end	$11.00	$12.43	$12.70	$12.52	$12.57
Market price at year end	7.44	11.81	13.79	14.07	10.08
Net investment income	1.27	1.58	1.53	1.31	0.56
Net realized and unrealized loss on investments	(1.52)	(0.45)	(0.23)	(0.06)	(0.01)
Provision for taxes or unrealized gain/(loss) on investments	(0.01)	(0.03)	-	-	-
Net increase/(decrease) in net assets resulting from operations	(0.26)	1.10	1.30	1.25	0.55
Dividends paid	1.27	1.48	1.45	1.20	0.37
Statement of Assets and Liabilities data:
Total investments at fair value	$1,216,092	$1,245,538	$749,237	$401,949	$199,206
Cash and cash equivalents	15,714	36,731	8,558	4,894	17,202
Other assets	25,404	41,877	18,598	8,928	3,721
Total assets	1,257,210	1,324,146	776,393	415,771	220,129
Total liabilities	637,290	594,289	266,559	126,432	2,476
Total net assets	619,920	729,857	509,834	289,339	217,653
Other data:
Weighted average annual yield on debt investments (1)	12.3%	12.6%	13.8%	14.3%	14.5
Number of investments at year end	72	79	57	38	18

(1)	The weighted average yield is based upon original cost on our debt investments.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual on Form 10-K.

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

Portfolio and Investment Activity

As of September 30, 2015 and 2014, our portfolio had a fair market value of approximately $1,216.1 million and $1,245.5 million, respectively. The following table summarizes our portfolio and investment activity during the fiscal years ended September 30, 2015 and 2014 (dollars in thousands):

	For the years ended September 30
	2015	2014
Investments made in new portfolio companies	$168,828	$751,073
Investments made in existing portfolio companies	104,536	83,096
Aggregate amount in exits and repayments	(227,493)	(329,431)
Net investment activity	$45,871	$504,738

Portfollio Companies, at beginning of period	79	57
Number of new portfolio companies	13	43
Number of exited portfolio companies	(20)	(21)
Portfolio companies, at end of period	72	79

Number of investments in existing portfolio companies	18	10

The following table summarizes the amortized cost and the fair value of our average portfolio company investment and largest portfolio company investment as of September 30, 2015 (dollars in thousands):

	As of September 30, 2015
	Amortized Cost	Fair Value
Average portfolio company investment	$17,674	$16,890
Largest portfolio company investment	56,135	55,225

The following table summarizes the amortized cost and the fair value of our average portfolio company investment and largest portfolio company investment as of September 30, 2014 (dollars in thousands):

	As of September 30, 2014
	Amortized Cost	Fair Value
Average portfolio company investment	$16,143	$15,766
Largest portfolio company investment	40,001	40,000

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2015 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$740,831	58.2%	$695,970	57.2%
Senior Secured Second Lien Term Loans	379,115	29.8	372,176	30.6
Senior Secured First Lien Notes	37,697	3.0	36,380	3.0
Unsecured Debt	50,941	4.0	45,661	3.7
MCC Senior Loan Strategy JV I LLC	14,437	1.1	14,216	1.2
Equity/Warrants	49,520	3.9	51,689	4.3
Total	$1,272,541	100.0%	$1,216,092	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2014 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$776,904	60.9%	$747,740	60.0%
Senior Secured Second Lien Term Loans	359,835	28.2	359,209	28.8
Senior Secured First Lien Notes	60,482	4.8	56,121	4.5
Unsecured Debt	38,185	3.0	38,186	3.1
Equity/Warrants	39,859	3.1	44,282	3.6
Total	$1,275,265	100.0%	$1,245,538	100.0%

As of September 30, 2015, our income-bearing investment portfolio, which represented nearly 94.8% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 12.3%, and 78.8% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 21.2% bore interest at fixed rates.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2015 (dollars in thousands):

Investment Performance Rating	Fair Value	Percentage
1	$146,699	12.0%
2	947,949	78.0
3	121,444	10.0
4	-	-
5	-	-
Total	$1,216,092	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2014 (dollars in thousands):

Investment Performance Rating	Fair Value	Percentage
1	$64,873	5.2%
2	1,121,981	90.1
3	18,347	1.5
4	-	-
5	40,337	3.2
Total	$1,245,538	100.0%

Results of Operations

Operating results for the years ended September 30, 2015, 2014 and 2013 are as follows (dollars in thousands):

	For the years ended September 30
	2015	2014	2013
Total investment income	$149,196	$139,390	$88,991
Total expenses, net	76,260	64,722	42,592
Net investment income	72,936	74,668	46,399
Net realized gains (losses)	(60,910)	356	261
Net unrealized gains (losses) on investments	(26,723)	(21,274)	(7,242)
Change in provision for deferred taxes on unrealized gains/(loss) on investments	(61)	(1,592)	-
Net increase in net assets resulting from operations	$(14,758)	$52,158	$39,418

Investment Income

For the year ended September 30, 2015, investment income totaled $149.2 million, of which $138.5 million was attributable to portfolio interest and dividend income, and $10.7 million to fee income. For the year ended September 30, 2014, investment income totaled $139.4 million, of which $110.3 million was attributable to portfolio interest and $29.1 million to fee income. For the year ended September 30, 2013, investment income totaled $89.0 million, of which $73.2 million was attributable to portfolio interest and $15.8 million to fee income.

Operating Expenses

Operating expenses for the years ended September 30, 2015, 2014 and 2013 are as follows (dollars in thousands):

	For the years ended September 30
	2015	2014	2013
Base management fees	$22,450	$17,684	$10,918
Incentive fees	18,234	18,667	11,600
Interest and financing expenses	25,531	20,133	13,448
Administrator expenses	4,107	3,353	2,475
Professional fees	2,865	2,251	1,846
Directors fees	1,932	551	461
Insurance	579	570	377
General and administrative	562	1,513	1,316
Organizational Expense	-	-	151
Expenses	$76,260	$64,722	$42,592

For the year ended September 30, 2015, total operating expenses before manager expense waiver and reimbursement increased by $11.5 million, or 17.8%, compared to the year ended September 30, 2014.

For the year ended September 30, 2014, total operating expenses before manager expense waiver and reimbursement increased by $22.1 million, or 51.9%, compared to the year ended September 30, 2013.

For the year ended September 30, 2013, total operating expenses before manager expense waiver and reimbursement increased by $21.6 million, or 102.7%, compared to the year ended September 30, 2012.

Interest and financing expenses were higher in the year ended September 30, 2015 than the year ended September 30, 2014 as a result of increase in commitment on a four-year senior secured revolving credit facility, issuing $40.0 million in aggregate principal amount of 7.125% unsecured notes that mature on March 30, 2019 (the “2019 Notes“), an increase in commitment on a five-year senior secured term loan credit facility, issuing $63.5 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes“) and issuing SBA-guaranteed debentures.

Excluding interest and financing expenses, expenses increased for the year ended September 30, 2015 compared to the year ended September 30, 2014 due to an increase in professional fees, base management fees, administrative service fees and general administrative expenses offset by a decrease in incentive fees. Professional fees and administrative service fees have increased due to higher legal, audit, valuation services and administrator expenses. Base management fees, which are calculated based on average gross assets, increased due to the growth in the portfolio throughout the period. The incentive fee decreased as a result of the decrease in pre-incentive fee net investment income.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the years ended September 30, 2015, 2014 and 2013 we recognized $60.9 million of realized loss, $0.4 million of realized gains, and $0.3 million of realized gains on our portfolio investments, respectively.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio. For the years ended September 30, 2015, 2014 and 2013, we had $26.7 million, $21.3 million and $7.2 million of unrealized depreciation, respectively, on portfolio investments.

Provision for Deferred Taxes on Unrealized Appreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the years ended September 30, 2015 and 2014, the Company recognized a provision for deferred tax on unrealized gains of $0.1 million and $1.6 million for consolidated subsidiaries, respectively. For the year ended September 30, 2013, the Company did not recognize a provision for deferred tax on unrealized gain.

Changes in Net Assets from Operations

For the year ended September 30, 2015, we recorded a net decrease in net assets resulting from operations of $14.8 million compared to a net increase in net assets resulting from operations of $52.2 million for the year ended September 30, 2014 and $39.4 million for the year ended September 30, 2013 as a result of the factors discussed above. Based on 57,624,779, 47,366,892 and 30,246,247 weighted average common shares outstanding for the years ended September 30, 2015, 2014 and 2013, respectively, our per share net decrease in net assets resulting from operations was $0.26 for the year ended September 30, 2015 compared to a per share net increase in net assets from operations of $1.10 for the year ended September 30, 2014 and $1.30 for the year ended September 30, 2013.

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

The pricing in the case of the Term Loan Facility was reduced for LIBOR loans from LIBOR (with no minimum) plus 3.25% to LIBOR plus 3.00%. The pricing on the Revolving Credit Facility will remain the same at LIBOR (with no minimum) plus 2.75%. Both the Term Loan Facility and Revolving Credit Facility will decrease by an additional 25 basis points upon receiving an investment grade rating from Standard & Poor’s.

Additionally, the Term Loan Facility’s bullet maturity was extended from June 2019 to July 2020 and the Revolving Credit Facility’s revolving period was extended from June 2017 to July 2019, followed by a one-year amortization period and a final maturity in July 2020.

As of September 30, 2015, total commitments under the Facilities are $517.5 million, comprised of $343.5 million committed to the Revolving Credit Facility and $174.0 million funded under the Term Loan Facility.

As of September 30, 2015, we had $15.7 million in cash. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

As of September 30, 2015, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA-guaranteed debentures outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2015 and September 30, 2014, we had commitments under loan and financing agreements to fund up to $28.1 million to 12 portfolio companies and $70.2 million to 13 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and a revolver and an analysis of their value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2015 and September 30, 2014 is shown in the table below (dollars in thousands):

	As of
	September 30, 2015	September 30, 2014
Red Skye Wireless LLC	$7,500	$15,000
RCS Management Corporation & Specialized Medical Services, Inc	5,000	-
DHISCO Electronic Distribution, Inc. - Revolver	3,048	-
Autosplice, Inc	3,026	3,026
Tenere Acquisition Corp.	2,000	2,000
Freedom Powersports LLC - (DDTL)	1,800	4,800
Point.360	1,600	-
Black Angus Steakhouses, LLC - Delayed Draw TL	893	-
Be Green Manufacturing and Distribution Centers LLC - Delayed Draw TL	750	2,375
Ship Supply Acquisition Corporation	622	-
Meridian Behavioral Health, LLC (Term Loan B)	500	2,500
Be Green Manufacturing and Distribution Centers LLC - Revolver	479	479
Black Angus Steakhouses, LLC - Revolver	446	-
Access Media Holdings, LLC	424	-
AM3 Pinnacle Corporation	-	165
DLR Restaurants LLC	-	2,500
DreamFinders Homes - TLB	-	7,073
Merchant Cash and Capital LLC (First Lien)	-	5,297
Miratech Intermediate Holdings, Inc. (DDTL)	-	14,769
Nation Safe Drivers Holdings, Inc.	-	4,721
Sendero Drilling Company LLC	-	5,495
Total	$28,088	$70,200

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at September 30, 2015 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Revolving Facility	$192,700	$-	$-	$192,700	$-
Term Loan Facility	174,000	-	-	174,000	-
7.125% Notes	40,000	-	-	40,000	-
6.125% Notes	63,500	-	-	-	63,500
SBA Debenture	150,000	-	-	-	150,000
Total contractual obligations	$620,200	$-	$-	$406,700	$213,500

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

On March 27, 2015, Medley Capital Corporation and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (“MCC JV”). Medley Capital Corporation and GALIC have committed to provide $100 million of equity to MCC JV, with Medley Capital Corporation providing $87.5 million and GALIC providing $12.5 million. MCC JV commenced operations on July 15, 2015. On August 4, 2015, MCC JV entered into a senior secured revolving  credit facility (the “JV Facility”) led by Credit Suisse, AG with initial commitments of $100 million. As of September 30, 2015, MCC JV has not drawn on the JV Facility. As of September 30, 2015, MCC JV had total investments at fair value of $14.3 million. As of September 30, 2015, MCC JV’s portfolio was comprised of senior secured first lien loans to 5 different borrowers. As of September 30, 2015, none of these loans was on non-accrual status.

Medley Capital Corporation has determined that MCC JV is an investment company under ASC 946, however in accordance with such guidance, Medley Capital Corporation will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, Medley Capital Corporation does not consolidate its interest in MCC JV.

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

The following table summarizes the dividends declared for the year ended September 30, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
10/30/2014	11/26/2014	12/12/2014	$0.37
2/9/2015	2/25/2015	3/13/2015	0.30
5/6/2015	5/20/2015	6/12/2015	0.30
8/5/2015	8/19/2015	9/11/2015	0.30

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At September 30, 2015, three investments were on non-accrual status with a combined fair value of approximately $25.5 million, or 2.1% of the fair value of our portfolio. At September 30, 2014, four investments were on non-accrual status with a combined fair value of approximately $40.3 million, or 3.2% of the fair value of our portfolio. At September 30, 2013, one investment was on PIK non-accrual status with a fair value of approximately $4.1 million, or 0.6% of the fair value of our portfolio.

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

Recent Developments

On November 5, 2015, the Company’s board of directors declared a quarterly dividend of $0.30 per share payable on December 18, 2015, to stockholders of record at the close of business on November 25, 2015.

On December 3, 2015, the Board authorized an increase of the current share repurchase program to $50 million and extended the duration through December 31, 2016. Under this program, the Company has been authorized to programmatically buy stock up to NAV per share under a 10b5-1 program.

On December 3, 2015, MCC Advisors recommended and, in consultation with the Board, agreed to reduce fees under the investment management agreement. Beginning January 1, 2016, the base management fee will be reduced to 1.50% on gross assets above $1 billion. In addition, MCC Advisors will reduce its incentive fee from 20% on pre-incentive fee net investment income over an 8% hurdle, to 17.5% on pre-incentive fee net investment income over a 6% hurdle.  Moreover, the revised incentive fee will include a netting mechanism and will be subject to a rolling three-year look back from January 1, 2016 forward. Under no circumstances will the new fee structure result in higher fees to MCC Advisors than fees under the current investment management agreement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended September 30, 2015, we did not engage in hedging activities.

As of September 30, 2015, 78.8% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate floor as of September 30, 2015 was as follows (dollars in thousands):

	September 30, 2015
	Fair Value	% of Floating Rate Portfolio
Under 1%	$144,637	15.9%
1% to under 2%	669,130	73.7
2% to under 3%	77,497	8.5
3%	17,548	1.9
Total	$908,812	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2015, the following table (dollars in thousands) shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase (1)	Interest Income	Interest Expense	Net Increase (Decrease)
100	$2,600	$5,200	$(2,600)
200	10,100	10,300	(200)
300	18,900	15,500	3,400
400	27,800	20,700	7,100
500	36,600	25,800	10,800

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

Item 8.  Consolidated Financial Statements and Supplementary Data

Audit Report

Report of Independent Registered Public Accounting Firm

To Board of Directors and the Shareholders of Medley Capital Corporation

We have audited the accompanying consolidated statements of assets and liabilities of Medley Capital Corporation (the Company), including the consolidated schedules of investments, as of September 30, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows, for each of the three years in the period ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of September 30, 2015 and 2014 by correspondence with the custodian, directly with designees of the portfolio companies and debt agents, as applicable. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medley Capital Corporation at September 30, 2015 and 2014, and the consolidated results of its operations, changes in its net assets, and its cash flows, for each of the three years in the period ended September 30, 2015 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Medley Capital Corporation’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 4, 2015 expressed an unqualified opinion thereon.

/s/ Ernst and Young LLP

New York, New York

December 4, 2015

Report on Internal Controls

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medley Capital Corporation

We have audited Medley Capital Corporation’s (the Company) internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Medley Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Form 10-K, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Medley Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of September 30, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows, for each of the three years in the period ended September 30, 2015, and our report dated December 4, 2015 expressed an unqualified opinion therein.

/s/ Ernst and Young LLP

New York, New York

December 4, 2015

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	September 30, 2015	September 30, 2014

ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,175,785,384 and $1,215,421,753, respectively)	$1,131,893,787	$1,185,859,238
Controlled investments (amortized cost of $86,755,896 and $39,899,954, respectively)	74,198,202	38,244,386
Affiliated investments (amortized cost of $10,000,000 and $19,943,150, respectively)	10,000,000	21,434,667
Total investments at fair value	1,216,091,989	1,245,538,291
Cash and cash equivalents	15,714,256	36,731,488
Deferred financing costs, net	13,127,630	11,688,339
Interest receivable	9,542,547	13,095,503
Fees receivable	1,389,634	1,930,079
Receivable for dispositions and investments sold	578,868	14,289,610
Other assets	556,285	651,035
Deferred offering costs	208,477	222,104
Total assets	$1,257,209,686	$1,324,146,449

LIABILITIES
Revolving credit facility payable	$192,700,000	$146,500,000
Term loan payable	174,000,000	171,500,000
Notes payable	103,500,000	103,500,000
SBA debentures payable	150,000,000	100,000,000
Management and incentive fees payable (See note 6)	9,962,534	10,444,811
Accounts payable and accrued expenses	2,503,442	2,330,244
Deferred tax liability	1,797,356	1,592,145
Interest and fees payable	1,313,931	2,096,171
Administrator expenses payable (See note 6)	1,000,846	1,012,466
Deferred revenue	402,029	265,493
Due to affiliate	109,164	39,564
Payable for investments originated, purchased and participated	-	54,995,000
Offering costs payable	-	13,674
Total liabilities	$637,289,302	$594,289,568

Commitments (See note 8)

NET ASSETS
Common stock, par value $0.001 per share, 100,000,000 common shares authorized, 56,337,152 and 58,733,284 common shares issued and outstanding, respectively	$56,337	$58,733
Capital in excess of par value	718,240,597	739,443,065
Accumulated undistributed net investment income	20,351,831	21,673,794
Accumulated net realized gain/(loss) from investments	(60,625,616)	-
Net unrealized appreciation/(depreciation) on investments, net of deferred taxes	(58,102,765)	(31,318,711)
Total net assets	619,920,384	729,856,881

Total liabilities and net assets	$1,257,209,686	$1,324,146,449

NET ASSET VALUE PER SHARE	$11.00	$12.43

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the years ended September 30
	2015	2014	2013

INVESTMENT INCOME:
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$125,023,291	$98,195,758	$62,968,780
Payment-in-kind	8,293,561	10,043,605	8,680,508
Affiliated investments:
Cash	1,138,652	1,206,713	1,054,413
Payment-in-kind	190,446	469,292	444,766
Controlled investments:
Cash	2,030,504	178,849	-
Payment-in-kind	1,670,033	213,838	-
Total interest income	138,346,487	110,308,055	73,148,467
Dividend income, net of withholding taxes (143,883, 0 and 0, respectively)	107,434	-	-
Interest from cash and cash equivalents	5,805	8,063	7,847
Fee income (See note 9)	10,736,376	29,073,742	15,834,820
Total investment income	149,196,102	139,389,860	88,991,134

EXPENSES:
Base management fees (See note 6)	22,450,398	17,683,996	10,917,857
Incentive fees (See note 6)	18,234,110	18,667,053	11,599,641
Interest and financing expenses	25,531,099	20,132,727	13,448,573
Administrator expenses (See note 6)	4,106,806	3,353,438	2,474,556
Professional fees	2,865,187	2,250,984	1,846,717
General and administrative	1,931,881	1,512,693	1,315,855
Directors fees	578,587	551,123	461,511
Insurance	561,594	569,632	376,942
Organizational expense	-	-	150,916
Total expenses	76,259,662	64,721,646	42,592,568
NET INVESTMENT INCOME	72,936,440	74,668,214	46,398,566

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	(60,910,209)	355,744	260,822
Net unrealized appreciation/(depreciation) on investments	(26,722,725)	(21,273,648)	(7,241,632)
Change in provision for deferred taxes on unrealized gain on investments	(61,329)	(1,592,145)	-
Net gain/(loss) on investments	(87,694,263)	(22,510,049)	(6,980,810)

NET INCREASE/DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(14,757,823)	$52,158,165	$39,417,756

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.26)	$1.10	$1.30
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$1.27	$1.58	$1.53
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	57,624,779	47,366,892	30,246,247

DIVIDENDS DECLARED PER COMMON SHARE	$1.27	$1.48	$1.45

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the years ended September 30
	2015	2014	2013

INCREASE FROM OPERATIONS:
Net investment income	$72,936,440	$74,668,214	$46,398,566
Net realized gain/(loss) from investments	(60,910,209)	355,744	260,822
Net unrealized appreciation/(depreciation) on investments	(26,722,725)	(21,273,648)	(7,241,632)
Change in provision for deferred taxes on unrealized gain on investments	(61,329)	(1,592,145)	-
Net increase/(decrease) in net assets from operations	(14,757,823)	52,158,165	39,417,756
SHAREHOLDER DISTRIBUTIONS:
Distributions from net investment income	(73,973,810)	(64,544,920)	(39,357,552)
Distributions from net realized gains	-	(989,866)	(632,121)
Distributions from tax return of capital	-	(7,481,540)	(2,892,459)
Net decrease in net assets from shareholder distributions	(73,973,810)	(73,016,326)	(42,882,132)
CAPITAL SHARE TRANSACTIONS:
Issuance of common stock, net of underwriting costs (0, 18,421,278 and 16,887,534 shares, respectively)	-	239,396,018	222,492,900
Repurchase of common stock under stock repurchase program (2,396,132, 0 and 0 shares, respectively)	(21,204,864)	-	-
Offering costs	-	(561,141)	(643,191)
Issuance of common stock under dividend reinvestment plan (0, 159,102 and 155,128 shares, respectively)	-	2,045,710	2,109,891
Net increase/(decrease) in net assets from common share transactions	(21,204,864)	240,880,587	223,959,600
Total increase/(decrease) in net assets	(109,936,497)	220,022,426	220,495,224
Net assets at beginning of year	729,856,881	509,834,455	289,339,231
Net assets at end of period including accumulated undistributed net investment income of $20,351,831 and $21,673,794 and $12,184,623, respectively	$619,920,384	$729,856,881	$509,834,455

Net asset value per common share	$11.00	$12.43	$12.70
Common shares outstanding at end of year	56,337,152	58,733,284	40,152,904

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the years ended September 30
	2015	2014	2013

Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS	$(14,757,823)	$52,158,165	$39,417,756
ADJUSTMENTS TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(10,443,996)	(12,132,979)	(9,964,734)
Net amortization of premium/(discount) on investments	(1,692,973)	(835,131)	(689,892)
Amortization of deferred financing costs	2,593,026	2,169,982	1,477,860
Net realized (gain)/loss from investments	60,910,209	(355,744)	(260,822)
Net deferred income taxes	205,211	1,592,145	-
Net unrealized (appreciation)/depreciation on investments	26,722,725	21,273,648	7,241,632
Proceeds from sale and settlements of investments	260,419,011	388,979,191	192,942,793
Purchases, originations and participations	(306,468,674)	(893,230,650)	(536,556,240)
(Increase)/decrease in operating assets:
Interest receivable	3,552,956	(3,487,964)	(5,667,391)
Fees receivable	540,445	(1,930,079)	-
Other assets	94,750	(401,647)	(16,892)
Receivable for dispositions and investments sold	13,710,742	(14,289,610)	-
Increase/(decrease) in operating liabilities:
Payable for investments purchased, originated and participated	(54,995,000)	54,940,987	(10,158,287)
Management and incentive fees payable, net	(482,277)	3,545,158	3,384,881
Accounts payable and accrued expenses	173,198	1,024,883	381,209
Interest and fees payable	(782,240)	940,647	107,319
Administrator expenses payable	(11,620)	311,258	235,796
Deferred revenue	136,536	9,571	82,295
Due to affiliate	69,600	(42,519)	68,837
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	(20,506,194)	(399,760,688)	(317,973,880)

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting costs	-	241,441,728	224,602,791
Repurchase of common stock under stock repurchase program	(21,204,864)	-	-
Offering costs paid	-	(656,095)	(733,069)
Borrowings on debt	206,000,000	633,800,000	343,700,000
Paydowns on debt	(107,300,000)	(368,300,000)	(197,700,000)
Financing costs paid	(4,032,364)	(5,335,030)	(5,349,427)
Payments of cash dividends	(73,973,810)	(73,016,326)	(42,882,132)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(511,038)	427,934,277	321,638,163

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(21,017,232)	28,173,589	3,664,283
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	36,731,488	8,557,899	4,893,616
CASH AND CASH EQUIVALENTS, END OF YEAR	$15,714,256	$36,731,488	$8,557,899

Supplemental Information:
Interest paid during the year	$23,643,303	$16,945,277	$12,571,820
Supplemental non-cash information:
Payment-in-kind interest income	$10,154,040	$10,726,734	$9,125,274
Net amortization of premium/(discount) on investments	$1,692,973	$835,131	$689,892
Amortization of deferred financing costs	$(2,593,026)	$(2,169,982)	$(1,477,860)
Issuance of common stock in connection with dividend reinvestment plan	$-	$2,045,710	$2,109,891

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2015

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Non-Controlled/ Non-Affiliated Investments:

AAR Intermediate Holdings LLC(11)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 12.00%, 1.00% LIBOR Floor)(18)	3/30/2019	31,966,906	30,302,821	22,503,872	3.6%
		Warrants to purchase 1.80% of outstanding company equity	3/30/2019	-	2,274,480	-	0.0%
				31,966,906	32,577,301	22,503,872

Accupac, Inc.	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor) (17)	3/20/2020	35,000,000	35,000,000	34,680,800	5.6%
				35,000,000	35,000,000	34,680,800

AESC Holding Corp, Inc.	Retail	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	5/27/2019	20,000,000	20,000,000	20,149,200	3.3%
				20,000,000	20,000,000	20,149,200

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Albertville Quality Foods, Inc. (11)	Beverages & Food	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap)(17)	10/31/2018	17,452,830	17,452,830	17,580,585	2.8%
				17,452,830	17,452,830	17,580,585

Access Media Holdings, LLC (7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00%)	7/22/2020	7,536,913	7,536,913	7,536,913	1.2%
		Preferred Equity (12.00% PIK)	7/22/2020	1,187,417	1,187,417	207,578	0.0%
		16% of Common Equity of Newco	7/22/2020	-	-	-	0.0%
				8,724,330	8,724,330	7,744,491

American Covers, Inc.	Consumer Discretionary	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	3/1/2021	10,000,000	10,000,000	10,000,000	1.6%
				10,000,000	10,000,000	10,000,000

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2016	16,461,545	16,461,545	16,461,545	2.7%
				16,461,545	16,461,545	16,461,545

Autosplice, Inc. (7)(9)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.00% LIBOR Floor)(18)	6/30/2019	14,817,844	14,817,844	14,773,761	2.4%
				14,817,844	14,817,844	14,773,761

Backcountry.com, Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(18)	6/30/2020	2,583,333	2,583,333	2,583,333	0.4%
				2,583,333	2,583,333	2,583,333

BayDelta Maritime LLC	Transportation: Cargo	Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	460,099	0.1%
				-	25,000	460,099

Be Green Packaging, LLC (7)(9)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor)(18)	12/13/2018	5,000,000	5,000,000	4,823,494	0.8%
		Senior Secured First Lien Delayed Draw (LIBOR + 10.00%, 1.00% LIBOR Floor)(18)	12/13/2018	3,416,667	3,416,667	3,294,714	0.5%
		Revolver (LIBOR + 10.00%, 1.00% LIBOR Floor)(18)	12/13/2018	354,167	354,167	327,425	0.1%
		1.13% Partnership Interest in RCAF VI CIV XXIII, L.P.	12/13/2018	-	416,250	230,894	0.0%
				8,770,834	9,187,084	8,676,527

Black Angus Steakhouses, LLC (7)(9)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	4/24/2020	8,111,607	8,111,607	8,111,607	1.3%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00%, 1.00% LIBOR Floor)	4/24/2020	-	-	-	0.0%
		Revolver (LIBOR + 9.00%, 1.00% LIBOR Floor)	4/24/2020	446,429	446,429	446,429	0.1%
				8,558,036	8,558,036	8,558,036

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Brantley Transportation LLC (11)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00%)	8/2/2017	9,000,000	9,100,912	6,332,324	1.0%
				9,000,000	9,100,912	6,332,324

California Products Corporation	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (13.00%)	5/27/2019	13,750,000	13,750,000	13,837,313	2.2%
				13,750,000	13,750,000	13,837,313

Calloway Laboratories, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (17.00% PIK) (10)	9/30/2016	38,860,511	29,573,477	-	0.0%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2016	-	68,433	-	0.0%
				38,860,511	29,641,910	-

Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.00% PIK, 1.00% LIBOR Floor)(18)	4/28/2019	20,085,144	20,085,144	20,109,849	3.2%
		384.62 Units of Common Stock (12)	4/28/2019	-	400,000	731,126	0.1%
				20,085,144	20,485,144	20,840,975

CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.75% Cash, 1.00% LIBOR Floor)(18)	9/30/2020	17,000,000	17,000,000	17,000,000	2.7%
				17,000,000	17,000,000	17,000,000

ContMid Intermediate Inc.(11)	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	10/25/2019	15,000,000	15,000,000	14,811,049	2.4%
				15,000,000	15,000,000	14,811,049

ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(18)	6/17/2021	12,500,000	12,391,902	12,320,250	2.0%
				12,500,000	12,391,902	12,320,250

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Crow Precision Components LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	9/30/2019	14,000,000	14,000,000	13,998,510	2.3%
		250 units of outstanding equity in Wingman Holdings, Inc.	9/30/2019	-	500,000	589,147	0.1%
				14,000,000	14,500,000	14,587,657

DHISCO Electronic Distribution, Inc. (7)(11)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 9.00%, 1.50% LIBOR Floor)	11/10/2019	31,238,095	31,238,095	31,479,253	5.1%
		Senior Secured First Lien Term Loan B (10.50% PIK)	2/10/2018	6,278,067	6,278,067	6,301,164	1.0%
		Revolving Credit Facility (LIBOR + 9.00%, 1.50% LIBOR Floor)(23)	5/10/2017	-	-	-	0.0%
		Equity - 1,230,769 Units(21)	2/10/2018	-	1,230,769	2,378,890	0.4%
				37,516,162	38,746,931	40,159,307

DLR Restaurants LLC (11)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	23,512,686	23,512,686	23,226,501	3.7%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	276,092	276,092	272,037	0.0%
				23,788,778	23,788,778	23,498,538

DreamFinders Homes LLC (9)	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	10/1/2018	14,091,194	13,971,357	14,140,514	2.3%
		5,000 units of outstanding equity	10/1/2018	-	180,000	1,929,761	0.3%
				14,091,194	14,151,357	16,070,275

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	3/6/2018	17,575,000	17,575,000	17,042,829	2.7%
				17,575,000	17,575,000	17,042,829

Essex Crane Rental Corp. (11)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 12.50% Cash, 1.00% LIBOR Floor)(18)	5/13/2019	20,000,000	20,000,000	19,325,800	3.1%
				20,000,000	20,000,000	19,325,800

FKI Security Group LLC (11)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	3/30/2020	14,906,250	14,906,250	14,616,174	2.4%
				14,906,250	14,906,250	14,616,174

Footprint Acquisition LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash)(17)	2/27/2020	5,250,102	5,250,103	5,151,828	0.8%
		Preferred Equity (8.75% PIK)	2/27/2020	5,151,581	5,151,581	4,652,001	0.8%
		150.0 units of Common Stock(22)	2/27/2020	-	-	-	0.0%
				10,401,683	10,401,684	9,803,829

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Freedom Powersports LLC(7)(9)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.50% LIBOR Floor)(18)	9/26/2019	10,200,000	10,200,000	10,268,663	1.7%
		Senior Secured First Lien Delayed Draw (LIBOR + 11.50% Cash, 1.50% LIBOR Floor)	9/26/2019	3,000,000	3,000,000	3,032,312	0.5%
				13,200,000	13,200,000	13,300,975

Harrison Gypsum LLC (11)	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)(17)	12/21/2018	56,134,983	56,134,983	55,225,035	8.9%
				56,134,983	56,134,983	55,225,035

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	20,523,479	3.3%
				20,000,000	20,000,000	20,523,479

Help/Systems LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	6/28/2020	15,000,000	15,000,000	15,150,000	2.5%
				15,000,000	15,000,000	15,150,000

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.25% Cash)(17)	3/6/2019	22,500,000	22,500,000	22,183,434	3.6%
				22,500,000	22,500,000	22,183,434

Jordan Reses Supply Company LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00%, 1.00% LIBOR Floor)	4/24/2020	20,000,000	20,000,000	20,349,811	3.3%
				20,000,000	20,000,000	20,349,811

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(18)	2/19/2019	15,730,619	15,014,318	15,055,776	2.4%
		Warrants to purchase 2.36% of the outstanding equity	2/19/2019	-	955,680	353,080	0.1%
				15,730,619	15,969,998	15,408,856

Lucky Strike Entertainment, L.L.C.	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 2.00% PIK)(18)	12/24/2019	10,254,472	10,254,472	10,163,515	1.6%
				10,254,472	10,254,472	10,163,515

Lydell Jewelry Design Studio LLC (11)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 7.50% PIK, 1.50% LIBOR Floor)(17)	9/13/2018	14,436,386	14,195,568	11,888,075	1.9%
		Warrants to purchase 13.3% of the outstanding membership units	9/13/2018	-	-	-	0.0%
				14,436,386	14,195,568	11,888,075

Merchant Cash and Capital LLC (9)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor)(17)	3/4/2016	17,500,000	17,500,000	17,547,775	2.8%
		Senior Secured Second Lien Term Loan (12.00% Cash)	8/19/2016	15,000,000	15,000,000	14,978,850	2.4%
				32,500,000	32,500,000	32,526,625

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Meridian Behavioral Health LLC (7)(9)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 11.50%, 2.50% LIBOR Floor)(18)	11/14/2016	10,289,141	10,122,094	10,289,141	1.7%
		Senior Secured First Lien Term Loan B (LIBOR + 11.50%, 2.50% LIBOR Floor)(18)	11/14/2016	6,600,000	6,600,000	6,600,000	1.1%
		Warrants to purchase 8% of the outstanding equity	11/14/2016	-	536,296	5,431,566	0.9%
				16,889,141	17,258,390	22,320,707

Miratech Intermediate Holdings, Inc. (9)(11)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor, 2% PIK)(17)	5/9/2019	13,756,657	13,756,657	13,580,572	2.2%
				13,756,657	13,756,657	13,580,572

Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	3/10/2019	9,140,653	9,140,653	9,274,290	1.5%
				9,140,653	9,140,653	9,274,290

Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(18)	9/29/2020	35,278,846	35,278,846	35,302,130	5.7%
				35,278,846	35,278,846	35,302,130

Nielsen & Bainbridge LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 9.25% Cash, 1.00% LIBOR Floor)(17)	8/15/2021	25,000,000	25,000,000	24,714,648	4.0%
				25,000,000	25,000,000	24,714,648

Northern Lights MIDCO LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.50% LIBOR Floor)	11/24/2019	4,523,750	4,523,750	4,570,584	0.7%
				4,523,750	4,523,750	4,570,584

NorthStar Group Services, Inc.	Construction & Building	Unsecured Debt (2.50% Cash, 15.50% PIK)	10/24/2019	23,181,705	23,181,705	23,181,705	3.7%
				23,181,705	23,181,705	23,181,705

Oxford Mining Company, LLC (9)	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)	12/31/2018	20,160,994	20,160,994	19,387,166	3.1%
				20,160,994	20,160,994	19,387,166

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,427,726	21,427,726	21,083,168	3.4%
				21,427,726	21,427,726	21,083,168

Point.360 (7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash)(18)	7/8/2020	320,000	320,000	320,000	0.1%
		Equity - 479,283 Common Shares(24)	7/8/2020	-	129,406	479,283	0.1%
		Warrants to purchase 2.8% of the outstanding common shares (25)	7/8/2020	-	52,757	272,711	0.0%
				320,000	502,163	1,071,994

Prestige Industries LLC	Services: Business	Senior Secured Second Lien Term Loan (18.00% PIK)	11/1/2017	7,932,041	7,879,442	7,280,186	1.2%
		Warrants to purchase 0.63% of the outstanding common units	11/1/2017	-	151,855	-	0.0%
				7,932,041	8,031,297	7,280,186

Prince Mineral Holding Corp.(8)	Metals & Mining	Senior Secured First Lien Note (11.50%)	12/15/2019	6,800,000	6,744,599	5,712,000	0.9%
				6,800,000	6,744,599	5,712,000

RCS Management Corporation & Specialized Medical Services, Inc. (7)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan ( LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)(17)	2/29/2016	28,746,290	28,746,290	28,746,290	4.6%
				28,746,290	28,746,290	28,746,290

Red Skye Wireless LLC (7)(9)	Retail	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	6/27/2018	20,387,686	20,387,686	20,666,563	3.3%
				20,387,686	20,387,686	20,666,563

Reddy Ice Corporation	Beverages & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(17)	11/1/2019	17,000,000	17,000,000	13,436,761	2.2%
				17,000,000	17,000,000	13,436,761

Response Team Holdings, LLC	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 2.00% LIBOR Floor)(17)	3/28/2019	25,537,850	25,537,850	25,305,455	4.1%
		Preferred Equity (12.00% PIK)	3/28/2019	5,549,736	5,218,954	5,077,731	0.8%
		Warrants to purchase 6.17% of the outstanding common units	3/28/2019	-	429,012	837,967	0.1%
				31,087,586	31,185,816	31,221,153

Safeworks LLC(11)	Capital Equipment	Unsecured Debt (12.00% Cash)	1/31/2020	15,000,000	15,000,000	15,148,023	2.4%
				15,000,000	15,000,000	15,148,023

Sendero Drilling Company LLC (9)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash)(17)	3/18/2019	13,026,628	12,427,454	13,106,872	2.1%
		Warrants to purchase 5.52% of the outstanding common units	3/18/2019	-	793,523	4,353,269	0.7%
				13,026,628	13,220,977	17,460,141

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Seotowncenter, Inc.(11)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	9/11/2019	27,500,000	27,500,000	27,428,182	4.4%
		3,249.697 shares of Common Stock(13)	9/11/2019	-	500,000	1,184,303	0.2%
				27,500,000	28,000,000	28,612,485

Ship Supply Acquisition Corporation (7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(18)	7/31/2020	8,498,664	8,498,664	8,498,579	1.4%
		Revolver (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(18)(19)	7/31/2016	414,569	414,569	414,569	0.1%
				8,913,233	8,913,233	8,913,148

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor)(17)	8/19/2019	7,000,000	7,000,000	6,815,830	1.1%
		263,814.43 Class A Units(14)	8/19/2019	-	263,814	267,114	0.0%
				7,000,000	7,263,814	7,082,944

T. Residential Holdings LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	19,500,000	19,500,000	19,500,000	3.1%
				19,500,000	19,500,000	19,500,000

Taylored Freight Services LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(18)	11/1/2017	15,330,548	15,330,548	14,274,887	2.3%
				15,330,548	15,330,548	14,274,887

Tempel Steel Company(8)	Metals & Mining	Senior Secured First Lien Note (12.00%)	8/15/2016	11,000,000	10,952,851	10,145,174	1.7%
				11,000,000	10,952,851	10,145,174

Tenere Acquisition Corp.(7)(9)	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	11,359,842	11,359,842	11,627,039	1.9%
				11,359,842	11,359,842	11,627,039

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Transtelco Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor)(17)	11/19/2017	18,864,000	18,864,000	18,924,365	3.1%
				18,864,000	18,864,000	18,924,365

Untangle, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash)(17)	4/18/2019	9,527,500	9,527,500	9,527,690	1.5%
				9,527,500	9,527,500	9,527,690

Velocity Pooling Vehicle LLC	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(17)	5/14/2022	24,000,000	21,008,149	19,832,766	3.2%
				24,000,000	21,008,149	19,832,766

Watermill-QMC Midco, Inc.	Automotive	Senior Secured First Lien Term Loan (13.00% Cash)	6/30/2020	15,409,609	15,409,609	15,409,609	2.5%
		1.3% Partnership Interest in Watermill-QMC Midco Inc. (6)	6/30/2020	-	295,362	295,362	0.0%
				15,409,609	15,704,971	15,704,971

Wheels Up Partners LLC (11)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(18)	10/15/2021	18,230,736	18,230,736	18,311,863	3.1%
				18,230,736	18,230,736	18,311,863

Window Products, Inc.	Construction & Building	Senior Secured Second Lien Term Loan (LIBOR + 10.75% Cash, 1.00% LIBOR Floor)(18)	12/27/2019	14,000,000	14,000,000	14,140,000	2.3%
				14,000,000	14,000,000	14,140,000

Subtotal Non-Controlled / Non-Affiliated Investments				$1,213,639,618	$1,206,547,508	$1,156,759,365

Control Investments:(5)

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

MCC Senior Loan Strategy JV I LLC	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		-	14,437,500	14,215,834	2.3%
				-	14,437,500	14,215,834

OmniVere LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 1.00% PIK)(18)	5/5/2019	17,805,885	17,406,591	17,805,885	2.9%
		Unsecured Debt (8.00% PIK) (10)	7/24/2025	12,971,722	12,482,834	7,059,693	1.1%
		Warrants to purchase outstanding equity (20)	5/5/2019	-	872,698	-	0.0%
				30,777,607	30,762,123	24,865,578

United Road Towing Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash)(18)	2/21/2020	17,000,000	17,000,000	16,489,975	2.7%
		Preferred Equity Class C (8.00% PIK) (10)	2/21/2020	18,802,789	17,466,375	17,747,200	2.9%
		Preferred Equity Class C-1 (8.00% PIK) (10)	2/21/2020	1,326,945	1,326,946	27,028	0.0%
		Preferred Equity Class A-2 (8.00% PIK) (10)	2/21/2020	4,996,578	4,664,855	690,695	0.1%
		65,809.73 Class B Common Units(15)	2/21/2020	-	1,098,096	161,892	0.0%
				42,126,312	41,556,272	35,116,790

Subtotal Control Investments				$42,126,312	$55,993,772	$49,332,624

Affiliated Investments:

US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.1%
		Preferred Equity - 33,300 Units(16)	9/10/2019	-	3,330,000	3,330,000	0.5%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$6,670,000	$10,000,000	$10,000,000

Total Investments, September 30, 2015				$1,262,435,930	$1,272,541,280	$1,216,091,989	196.2%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest and is net of repayments.

(3)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $32.9 million, $71.4 million and $38.5 million, respectively. The tax cost of investments is $1,253.0 million.

(4)	Percentage is based on net assets of $619,920,384 as of September 30, 2015.

(5)	Control Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	12,711 Units represents 1.3% of partnership interest in Watermill-QMC Partners, LP.

(7)	The investment has an unfunded commitment as of September 30, 2015 (See note 8).

(8)	Securities are exempt from registration under Rule 144a of the Securities Act of 1933. These securities represent a fair value of $15.9 million and 2.6% of net assets as of September 30, 2015 and are considered restricted.

(9)	Includes an analysis of the value of any unfunded loan commitments.

(10)	The investment was on non-accrual status as of September 30, 2015.

(11)	A portion of this investment was sold via a participation agreement (See note 3).

(12)	384.62 Units represents 1.55% ownership of Cornerstone Research & Development Inc.

(13)	3,249.697 shares of Common Stock represents 2.917% ownership of Boostability Holdings, Inc.

(14)	263,814.43 Class A Units represents 0.882% ownership of Stancor, Inc.

(15)	65,809.73 Class B Common Units Represents 65.8% ownership of United Road Towing, Inc.

(16)	33,300 Units represents 18.167% ownership of US Multifamily, LLC.

(17)	The interest rate on these loans is subject to a base rate plus 1 Month London Interbank Offering Rate (“LIBOR”), which at September 30, 2015 was 0.20%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 1 Month LIBOR rate at September 30, 2015, the prevailing rate in effect at September 30, 2015 was the base rate plus the LIBOR Floor.

(18)	The interest rate on these loans is subject to a base rate plus 3 Month LIBOR, which at September 30, 2015 was 0.33%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 3 Month LIBOR rate at September 30, 2015, the prevailing rate in effect at September 30, 2015 was the base rate plus the LIBOR Floor.

(19)	The investment earns 0.50% commitment fee on all unused commitment. At September 30, 2015, there was $621,853.46 of unused commitment.

(20)	5,055.56 Units of Common Stock, represents 50.56% of the outstanding equity

(21)	1,230,769 Units represents 4.17% ownership of Pegasus Solutions, Inc.

(22)	150 Units represents 15.0% of Footprint Holding Company, Inc.

(23)	The investment earns 0.50% commitment fee on all unused commitment. At September 30, 2015, there was $3,047,619.05 of unused commitment.

(24)	479,283 Common Shares represents 3.8% of the outstanding common shares in Point.360.

(25)	351,713 Units represents 2.8% of the outstanding common shares in Point.360.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2014

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Non-Controlled/ Non-Affiliated Investments:

AAR Intermediate Holdings, LLC (11)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 12.00%, 1.00% LIBOR Floor) (20)	3/30/2019	36,831,683	34,324,994	34,323,923	4.7%
		Senior Secured First Lien Term Loan (LIBOR + 12.00%, 1.00% LIBOR Floor) (20)	6/30/2015	3,168,317	3,168,317	3,168,317	0.4%
		Warrants to purchase 1.98% of outstanding company equity	3/30/2019	-	2,507,760	2,507,760	0.3%
				40,000,000	40,001,071	40,000,000

Accupac, Inc.	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan (12.29% Cash)	11/10/2018	10,000,000	10,000,000	10,000,000	1.4%
				10,000,000	10,000,000	10,000,000

Aderant North America, Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.75% , 1.25% LIBOR Floor) (19)	6/20/2019	4,550,000	4,550,000	4,614,519	0.6%
				4,550,000	4,550,000	4,614,519

Albertville Quality Foods, Inc. (11)	Beverages & Food	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap) (19)	10/31/2018	17,452,830	17,452,830	17,697,519	2.4%
				17,452,830	17,452,830	17,697,519

Allen Edmonds Corporation	Retail	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (19)	5/27/2019	20,000,000	20,000,000	20,206,400	2.8%
				20,000,000	20,000,000	20,206,400

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Alora Pharmaceuticals LLC (11)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (19)	9/13/2018	13,300,000	13,300,000	13,544,587	1.9%
				13,300,000	13,300,000	13,544,587

AM3 Pinnacle Corporation (9)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00%)	10/22/2018	7,834,944	7,834,944	7,834,944	1.1%
				7,834,944	7,834,944	7,834,944

Amerit Fleet Services, Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.70% Cash, 1.00% LIBOR Floor, 1.50% PIK) (19)	12/21/2016	8,206,151	8,206,151	8,196,960	1.1%
				8,206,151	8,206,151	8,196,960

ARBOC Specialty Vehicles LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 12.50% Cash, 1.00% LIBOR Floor) (20)	3/21/2018	20,965,500	20,965,500	21,149,368	2.9%
				20,965,500	20,965,500	21,149,368

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2016	16,131,380	16,131,380	16,131,380	2.2%
				16,131,380	16,131,380	16,131,380

Autosplice, Inc. (9)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.00% LIBOR Floor) (20)	6/30/2019	14,817,844	14,817,844	14,817,844	2.0%
				14,817,844	14,817,844	14,817,844

BayDelta Maritime LLC	Transportation: Cargo	Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	524,692	0.1%
				-	25,000	524,692

Be Green Manufacturing and Distribution Centers LLC (9)(12)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor) (20)	12/13/2018	5,000,000	5,000,000	4,928,350	0.7%
		Senior Secured First Lien Delayed Draw (LIBOR + 10.00%, 1.00% LIBOR Floor) (20)	12/13/2018	1,791,667	1,791,667	1,731,958	0.2%
		Revolver (LIBOR + 10.00%, 1.00% LIBOR Floor) (20)	12/13/2018	354,167	354,167	341,250	0.0%
		1.63% Partnership Interest in Be Green Packaging LLC	12/13/2018	-	416,250	287,947	0.0%
				7,145,834	7,562,084	7,289,505

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Brantley Transportation LLC (11)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00%)	8/2/2017	9,375,000	9,520,135	9,375,000	1.3%
				9,375,000	9,520,135	9,375,000

California Products Corporation	Chemicals, Plastics and Rubber	Senior Secured Second Lien Term Loan (13.00%)	5/27/2019	13,750,000	13,750,000	13,879,800	1.9%
				13,750,000	13,750,000	13,879,800

Calloway Laboratories, Inc. (10)(21)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (17.00% PIK)	9/30/2015	31,800,948	28,573,477	15,484,032	2.1%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2015	-	68,433	-	0.0%
				31,800,948	28,641,910	15,484,032

CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.75% Cash, 1.00% LIBOR Floor) (20)	9/30/2020	20,000,000	20,000,000	20,000,000	2.7%
				20,000,000	20,000,000	20,000,000

ContMid, Inc. (11)	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (19)	10/25/2019	15,000,000	15,000,000	15,000,000	2.1%
				15,000,000	15,000,000	15,000,000

ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor) (20)	6/17/2021	12,500,000	12,378,218	12,458,750	1.7%
				12,500,000	12,378,218	12,458,750

Cornerstone Research & Development, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor) (20)	4/28/2019	20,000,000	20,000,000	20,013,000	2.7%
		384.62 Units of Common Stock (13)	4/28/2019	-	400,000	346,272	0.0%
				20,000,000	20,400,000	20,359,272

Crow Precision Components LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor) (19)	9/30/2019	10,000,000	10,000,000	10,000,000	1.4%
				10,000,000	10,000,000	10,000,000

Dispensing Dynamics International (8)	Consumer goods: Non-durable	Senior Secured Note (12.50%)	1/1/2018	2,800,000	2,759,638	3,031,000	0.4%
				2,800,000	2,759,638	3,031,000

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

DLR Restaurants LLC (9)(11)(12)	Hotels, Gaming & Leisure	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	20,434,015	20,434,015	20,892,695	2.9%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	265,166	265,166	265,166	0.0%
				20,699,181	20,699,181	21,157,861

DreamFinders Homes LLC (9)(12)	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash) (20)	10/1/2018	12,296,397	12,145,238	12,470,916	1.7%
		Warrants to purchase 5% of outstanding equity	10/1/2018	-	180,000	1,748,827	0.2%
				12,296,397	12,325,238	14,219,743

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor) (19)	3/6/2018	18,525,000	18,525,000	18,533,151	2.5%
				18,525,000	18,525,000	18,533,151

Essex Crane Rental Corp. (11)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 10.50% Cash, 1.00% LIBOR Floor) (20)	5/13/2019	20,000,000	20,000,000	19,922,200	2.7%
				20,000,000	20,000,000	19,922,200

Exide Technologies (7)(10)	Services: Business	Senior Secured First Lien Note (8.63%)	2/1/2018	10,000,000	8,335,950	2,487,500	0.3%
				10,000,000	8,335,950	2,487,500

FC Operating LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 10.75% Cash, 1.25% LIBOR Floor) (20)	11/14/2017	10,350,000	10,350,000	9,854,959	1.4%
				10,350,000	10,350,000	9,854,959

Freedom Powersports LLC (9)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.50% LIBOR Floor) (20)	9/26/2019	10,200,000	10,200,000	10,200,000	1.4%
		Senior Secured First Lien Delayed Draw (LIBOR + 11.50% Cash, 1.50% LIBOR Floor) (6)	9/26/2019	-	-	-	0.0%
				10,200,000	10,200,000	10,200,000

GSG Fasteners, LLC (11)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor) (19)	11/18/2018	8,662,500	8,662,500	8,835,750	1.2%
				8,662,500	8,662,500	8,835,750

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Harrison Gypsum LLC (11)	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor) (19)	12/21/2017	25,459,294	25,459,294	25,078,678	3.4%
				25,459,294	25,459,294	25,078,678

HD Vest, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.25% LIBOR Floor) (19)	6/18/2019	8,750,000	8,750,000	8,925,000	1.2%
				8,750,000	8,750,000	8,925,000

Help/Systems LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor) (19)	6/28/2020	15,000,000	15,000,000	15,208,500	2.1%
				15,000,000	15,000,000	15,208,500

HGDS Acquisition LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 3.50% PIK) (19)	3/28/2018	10,101,921	10,101,921	10,019,085	1.4%
				10,101,921	10,101,921	10,019,085

Ingenio LLC (22)	Services: Consumer	Senior Secured First Lien Term Loan (11.25%)	3/14/2019	23,634,540	23,634,540	23,606,415	3.2%
				23,634,540	23,634,540	23,606,415

Integra Telecom	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.25% LIBOR Floor) (19)	2/22/2020	12,132,000	12,154,991	12,374,640	1.7%
				12,132,000	12,154,991	12,374,640

Interface Security Systems (8)	Services: Consumer	Senior Secured First Lien Note (9.25%)	1/15/2018	3,333,000	3,333,000	3,424,659	0.5%
				3,333,000	3,333,000	3,424,659

JD Norman Industries, Inc.	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 10.25% Cash) (19)	3/6/2019	23,700,000	23,700,000	23,790,060	3.4%
				23,700,000	23,700,000	23,790,060

Lexmark Carpet Mills, Inc.	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor, 2.50% LIBOR Cap) (19)	9/30/2018	29,875,880	29,875,880	30,573,482	4.2%
				29,875,880	29,875,880	30,573,482

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK) (20)	2/19/2019	15,415,114	14,544,245	14,985,957	2.1%
		Warrants to purchase 2.38% of the outstanding equity	2/19/2019	-	955,680	165,000	0.0%
				15,415,114	15,499,925	15,150,957

Linc Energy Finance (USA), Inc. (8)	Energy: Oil & Gas	Senior Secured First Lien Note (12.50%)	10/31/2017	3,500,000	3,413,382	3,765,335	0.5%
				3,500,000	3,413,382	3,765,335

Lucky Strike Entertainment, L.L.C.	Hotels, Gaming & Leisure	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 2.00% PIK) (20)	12/24/2018	11,504,472	11,504,472	11,622,163	1.6%
				11,504,472	11,504,472	11,622,163

Lydell Jewelry Design Studio LLC (11)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 10.50%, 1.50% LIBOR Floor) (19)	9/13/2018	13,072,000	13,072,000	12,312,125	1.7%

		Warrants to purchase 13.3% of the outstanding membership units	9/13/2018	-	-	-	0.0%
				13,072,000	13,072,000	12,312,125

Marine Accessories Corporation	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 1.00% PIK) (19)	11/26/2018	9,927,669	9,927,669	10,031,115	1.4%
				9,927,669	9,927,669	10,031,115

Merchant Cash and Capital LLC (9)(12)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor) (19)	3/4/2016	12,203,330	12,203,333	12,316,558	1.7%
		Senior Secured Second Lien Term Loan (12.00% Cash)	8/19/2016	15,000,000	15,000,000	15,000,000	2.2%
				27,203,330	27,203,333	27,316,558

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Meridian Behavioral Health LLC (9)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 11.50%, 2.50% LIBOR Floor) (20)	11/14/2016	10,289,141	10,003,035	10,392,032	1.4%
		Senior Secured First Lien Term Loan B (LIBOR + 11.50%, 2.50% LIBOR Floor) (20)	11/14/2016	4,600,000	4,600,000	4,600,000	0.6%
		Warrants to purchase 8% of the outstanding equity	11/14/2016	-	536,296	2,138,477	0.3%
				14,889,141	15,139,331	17,130,509

Miratech Intermediate Holdings, Inc. (9)(11)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (19)	5/9/2019	16,000,000	16,000,000	16,059,360	2.2%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (6)	5/9/2019	-	-	54,794	0.0%
				16,000,000	16,000,000	16,114,154

Modern VideoFilm, Inc. (10)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor, 3.00% PIK) (19)	9/25/2017	14,433,924	13,567,026	4,211,819	0.6%
		Warrants to purchase 4.5% of the outstanding equity	9/25/2017	-	339,573	-	0.0%
				14,433,924	13,906,599	4,211,819

Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor) (19)	3/10/2019	9,792,982	9,792,982	9,947,124	1.4%
				9,792,982	9,792,982	9,947,124

Nation Safe Drivers Holdings, Inc. (9)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor) (20)	9/29/2020	35,278,846	35,278,846	35,278,846	4.8%
				35,278,846	35,278,846	35,278,846

Nielsen & Bainbridge LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 9.25% Cash, 1.00% LIBOR Floor) (19)	8/15/2021	25,000,000	25,000,000	25,000,000	3.4%
				25,000,000	25,000,000	25,000,000

Northstar Aerospace, Inc.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	25,000,000	25,000,000	25,000,000	3.4%
				25,000,000	25,000,000	25,000,000

Northstar Group Services, Inc. (23)	Construction & Building	Unsecured Debt (11.00% Cash)	10/24/2019	22,920,000	22,920,000	22,920,916	3.1%
				22,920,000	22,920,000	22,920,916

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Omnivere LLC	Services: Business	Senior Secured First Lien Term Loan A (LIBOR + 12.00% Cash, 1.00% PIK) (20)	5/5/2019	18,409,339	17,586,630	16,384,311	2.2%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% Cash, 1.00% PIK) (20)	5/5/2019	3,176,202	3,176,202	2,826,820	0.4%
		Warrants to purchase 12.50% of the outstanding equity	5/5/2019	-	872,698	-	0.0%
				21,585,541	21,635,530	19,211,131

The Plastics Group Acquisition Corp	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	20,999,119	20,999,119	21,215,200	2.9%
				20,999,119	20,999,119	21,215,200

Prestige Industries LLC	Services: Business	Senior Secured Second Lien Term Loan (18.00% PIK)	1/31/2017	6,621,208	6,535,242	6,034,768	0.8%
		Warrants to purchase 0.63% of the outstanding common units	1/31/2017	-	151,855	-	0.0%
				6,621,208	6,687,097	6,034,768

Prince Mineral Holding Corp. (8)	Metals & Mining	Senior Secured First Lien Note (12.00%)	12/15/2019	6,800,000	6,734,981	7,302,588	1.0%
				6,800,000	6,734,981	7,302,588

RCS Capital Corporation	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor) (19)	4/29/2021	7,200,000	7,200,000	7,338,600	1.0%
				7,200,000	7,200,000	7,338,600

RCS Management Corporation & Specialized Medical Services, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK) (19)	4/30/2015	25,604,168	25,604,168	25,604,168	3.5%
				25,604,168	25,604,168	25,604,168

Red Skye Wireless LLC (9)(12)	Retail	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (19)	6/27/2018	25,065,799	25,065,799	25,691,626	3.5%
				25,065,799	25,065,799	25,691,626

Reddy Ice Corporation	Beverages & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor) (19)	11/1/2019	17,000,000	17,000,000	16,222,930	2.2%
				17,000,000	17,000,000	16,222,930

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Response Team Holdings, LLC	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 2.00% LIBOR Floor) (19)	3/28/2019	25,280,688	25,280,688	25,646,246	3.5%
		Preferred Equity (12.00% PIK)	3/28/2019	4,922,899	4,524,750	4,719,386	0.6%
		Warrants to purchase 6.17% of the outstanding common units	3/28/2019	-	429,012	1,508,887	0.2%
				30,203,587	30,234,450	31,874,519

Safeworks LLC (11)	Capital Equipment	Unsecured Debt (12.00% Cash)	1/31/2020	15,000,000	15,000,000	15,000,000	2.2%
				15,000,000	15,000,000	15,000,000

Sendero Drilling Company LLC (9)(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash) (19)	3/18/2019	19,080,000	18,350,454	18,808,201	2.6%
		Warrants to purchase 5.52% of the outstanding common units	3/18/2019	-	793,523	2,730,402	0.4%
				19,080,000	19,143,977	21,538,603

Seotowncenter, Inc. (11)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (20)	9/11/2019	27,500,000	27,500,000	27,500,000	3.8%
		3,249.697 shares of Common Stock (14)	9/11/2019	-	500,000	500,000	0.1%
				27,500,000	28,000,000	28,000,000

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor) (19)	8/19/2019	7,000,000	7,000,000	7,000,000	1.0%
		250,000 Class A Units (15)	8/19/2019	-	250,000	250,000	0.0%
				7,000,000	7,250,000	7,250,000

T. Residential Holdings LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	20,000,000	20,000,000	20,250,000	2.8%
				20,000,000	20,000,000	20,250,000

Taylored Freight Services LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor) (20)	11/1/2017	14,529,667	14,529,667	12,777,970	1.8%
				14,529,667	14,529,667	12,777,970

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Tempel Steel Company (8)	Metals & Mining	Senior Secured First Lien Note (12.00%)	8/15/2016	11,000,000	10,905,262	11,110,000	1.5%
				11,000,000	10,905,262	11,110,000

Tenere Acquisition Corp. (9)(12)	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	11,132,618	11,132,618	11,526,596	1.6%
				11,132,618	11,132,618	11,526,596

Transtelco Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor) (19)	11/19/2017	19,056,000	19,056,000	19,169,192	2.6%
				19,056,000	19,056,000	19,169,192

Untangle, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash) (19)	4/18/2019	9,937,500	9,937,500	9,995,436	1.4%
				9,937,500	9,937,500	9,995,436

Velocity Pooling Vehicle LLC	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor) (19)	5/14/2022	24,000,000	20,717,234	21,281,947	2.9%
				24,000,000	20,717,234	21,281,947

Water Capital USA, Inc. (10)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (7.00% Cash, 7.00% PIK)	1/3/2015	26,973,612	26,973,612	18,153,241	2.5%
				26,973,612	26,973,612	18,153,241

Wheels Up Partners LLC (11)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor) (20)	10/15/2021	19,552,000	19,552,000	19,635,487	2.7%
				19,552,000	19,552,000	19,635,487

Window Products, Inc.	Construction & Building	Senior Secured Second Lien Term Loan (LIBOR + 10.75% Cash, 1.00% LIBOR Floor) (20)	12/27/2019	14,000,000	14,000,000	14,066,360	1.9%
				14,000,000	14,000,000	14,066,360

Subtotal Non-Controlled / Non-Affiliated Investments				$1,222,128,441	$1,215,421,753	$1,185,859,238

Company (1)	Industry (24)	Type of Investment	Maturity	Par Amount (2)	Cost (18)	Fair Value	% of Net Assets (3)

Control Investments: (4)

United Road Towing Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash) (20)	2/21/2020	17,000,000	17,000,000	17,000,000	2.3%
		Preferred Equity Class C (8.00% PIK)	2/21/2020	18,802,789	17,466,376	18,572,916	2.5%
		Preferred Equity Class A-2 (8.00% PIK)	2/21/2020	4,667,205	4,335,482	1,573,374	0.2%
		65,809.73 Class B Common Units (16)	2/21/2020	-	1,098,096	1,098,096	0.2%
				40,469,994	39,899,954	38,244,386

Subtotal Control Investments				$40,469,994	$39,899,954	$38,244,386

Affiliated Investments:

AmveStar Holdings LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	0.9%
		Preferred Equity - 33,300 Units (17)	9/10/2019	-	3,330,000	3,330,000	0.5%
				6,670,000	10,000,000	10,000,000

Cymax Stores, Inc. (7)	Consumer goods: Durable	Senior Secured First Lien Term Loan (10.00% Cash, 5.00% PIK)	8/1/2015	9,473,964	9,264,996	9,154,881	1.3%
		190 Class B Common Units (5)	8/1/2015	-	678,154	2,279,786	0.3%
				9,473,964	9,943,150	11,434,667

Subtotal Affiliated Investments				$16,143,964	$19,943,150	$21,434,667

Total Investments, September 30, 2014				$1,278,742,399	$1,275,264,857	$1,245,538,291	170.7%

(1)	All of our investments are domiciled in the United States except for Cymax Stores, Inc. which is domiciled in Canada and denominated in USD. Certain investments also have international operations.
(2)	Par amount includes accumulated PIK interest and is net of repayments.
(3)	Percentage is based on net assets of $729,856,881 as of September 30, 2014.
(4)	Control Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(5)	190 Class B Common Units represent 19% ownership of Cymax Stores, Inc.
(6)	The entire commitment was unfunded at September 30, 2014. As such, no interest is being earned on this investment.
(7)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part.
(8)	Securities are exempt from registration under Rule 144a of the Securities Act of 1933. These securities represent a fair value of $28.6 million and 3.9% of net assets as of September 30, 2014 and are considered restricted.
(9)	The investment has an unfunded commitment as of September 30, 2014 (See note 8).
(10)	The investment was on non-accrual status as of September 30, 2014.
(11)	A portion of this investment was sold via a participation agreement (See note 3).
(12)	Includes an analysis of the value of any unfunded loan commitments.
(13)	384.62 Units represents 1.961% ownership of INI Parent, Inc.
(14)	3,249.697 shares of Common Stock represents 2.917% ownership of Boostability Holdings, Inc.
(15)	250,000 Class A Units represents 0.882% ownership of Stancor, Inc.
(16)	65,809.73 Class B Common Units Represents 65.8% ownership of United Road Towing, Inc.
(17)	33,300 Units represents 18.167% ownership of Amvestar Holdings LLC.
(18)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $38.9 million, $45.0 million and $6.0 million, respectively. The tax cost of investments is $1,253.5 million.
(19)	The interest rate on these loans is subject to a base rate plus 1 Month LIBOR, which at September 30, 2014 was 0.16%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 1 Month LIBOR rate at September 30, 2014, the prevailing rate in effect at September 30, 2014 was the base rate plus the LIBOR Floor.
(20)	The interest rate on these loans is subject to a base rate plus 3 Month LIBOR, which at September 30, 2014 was 0.24%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 3 Month LIBOR rate at September 30, 2014, the prevailing rate in effect at September 30, 2014 was the base rate plus the LIBOR Floor.
(21)	Investment consists of senior secured first lien term loan A (par and fair value of $7,308,565 and $5,846,852, respectively), senior secured first lien term loan B (par and fair value of $19,454,808 and $6,614,635, respectively) and senior secured first lien term loan - Willow Street Medical Laboratory LLC (par and fair value of $5,037,575 and $3,022,545, respectively).
(22)	Investment changed its name from Ingenio Acquisition LLC during FY 2014.
(23)	Investment changed its name from NCM Group Holdings LLC during FY 2014.
(24)	The September 30, 2014 industry groupings have been modified to conform to the September 30, 2015 industry groupings.

See accompanying notes to consolidated financial statements.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements

September 30, 2015

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

Note 2. Significant Accounting Policies

Basis of Presentation

The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board Accounting Standards Codification 946 (“ASC 946”). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiary SBIC LP and its Taxable Subsidiaries. All references made to the “Company,” “we,” and “us” herein include Medley Capital Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 10 of Regulation S-X of the Securities Act of 1933. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated.

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

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Fee income for the years ended September 30, 2015, 2014, and 2013 was approximately $10.7 million, $29.1 million, and $15.8 million, respectively (see Note 9).

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt.

Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as other fee income when the services are rendered.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the years ended September 30, 2015, 2014, and 2013 the Company earned approximately $10.2 million, $10.7 million, and $9.1 million in PIK, respectively.

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

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest Receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At September 30, 2015, three investments were on non-accrual status with a combined fair value of approximately $25.5 million, or 2.1% of the fair value of our portfolio. At September 30, 2014, four investments were on non-accrual status with a combined fair value of approximately $40.3 million, or 3.2% of the fair value of our portfolio. At September 30, 2013, one investment was on PIK non-accrual status with a fair value of approximately $4.1 million, or 0.6% of the fair value of our portfolio.

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

Investments in investment funds are valued at fair value. Fair values are generally determined utilizing the net asset value (“NAV”) supplied by, or on behalf of, management of each investment fund, which is net of management and incentive fees or allocations charged by the investment fund and is in accordance with the “practical expedient”, as defined by the Accounting Standards Update (“ASU”) 2009-12, Investments in Certain Entities that Calculate Net Asset Value per Share. NAVs received by, or on behalf of, management of each investment fund are based on the fair value of the investment funds’ underlying investments in accordance with policies established by management of each investment fund, as described in each of their financial statements and offering memorandum.

The methodologies utilized by the Company in estimating its fair value of its investments categorized as Level 3 generally fall into the following two categories:

·	The “Market Approach” uses prices and other relevant information generated by market transactions involving identical or comparable (that is, similar) assets, liabilities, or a group of assets and liabilities, such as a business.

·	The “Income Approach” converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. When the income approach is used, the fair value measurement reflects current market expectations about those future amounts.

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

The methodologies and information that the Company utilizes when applying the Market Approach for performing investments includes, among other things:

·	valuations of comparable public companies “(Guideline Comparable Approach)”,
·	recent sales of private and public comparable companies “(Guideline Comparable Approach)”,
·	recent acquisition prices of the company, debt securities or equity securities “(Acquisition Price Approach)”,
·	external valuations of the portfolio company, offers from third parties to buy the company “(Estimated Sales Proceeds Approach)”,
·	subsequent sales made by the company of its investments “(Expected Sales Proceeds Approach)”; and
·	estimating the value to potential buyers.

The methodologies and information that the Company utilizes when applying the Income Approach for performing investments includes:

·	discounting the forecasted cash flows of the portfolio company or securities (Discounted Cash Flow (“DCF”) Approach); and
·	Black-Scholes model or simulation models or a combination thereof (Income Approach – Option Model) with respect to the valuation of warrants.

For non-performing investments, we may estimate the liquidation or collateral value of the portfolio company’s assets and liabilities using an expected recovery model (Market Approach – Expected Recovery Analysis or Estimated Liquidation Proceeds).

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

·	our quarterly valuation process begins with each portfolio investment being initially valued by the investment professionals responsible for monitoring the portfolio investment;

·	preliminary valuation conclusions are then documented and discussed with senior management; and

·	an independent valuation firm engaged by our board of directors reviews approximately one third of these preliminary valuations each quarter on a rotating quarterly basis on non-fiscal year-end quarters, such that each of these investments will be valued by independent valuation firms at least twice per annum when combined with the fiscal year-end review of all the investments by independent valuation firms.

In addition, all of our investments are subject to the following valuation process:

·	the audit committee of our board of directors reviews the preliminary valuations of the investment professionals, senior management and independent valuation firms; and

·	our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of MCC Advisors, the respective independent valuation firms and the audit committee.

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

Recent Accounting Pronouncements

In May 2015, the FASB issued ASU 2015-07 Fair Value Measurements: Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The pronouncement removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using NAV per share practical expedient. The pronouncement also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to the investments for which the entity has not elected to measure the fair value using that practical expedient. The Company has elected to early adopt the pronouncement for the current reporting period, which is permitted; therefore the Company excluded all investments in affiliated entities fair valued using the practical expedient from the fair value hierarchy.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There is no provision for federal excise tax for 2014 accrued at September 30, 2015.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $0.1 million for the year ended September 30, 2015, and are recorded as deferred tax liability on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation/(depreciation) on investments in the consolidated statement of operations. Deferred tax liabilities amounted to $1.6 million for the year ended September 30, 2014 and was recorded as deferred tax liability on the consolidated statement of assets and liabilities and were included as a component of net unrealized appreciation/(depreciation) on investments in the consolidated statement of operations. There were no deferred tax liabilities for the year ended September 30, 2013.

For the years ended September 30, 2015 and 2014, $1.8 million and $1.6 million, respectively, were included in Net unrealized appreciation/(depreciation) on investments, net of deferred taxes in the accompanying consolidated statements of assets and liabilities.

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

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended September 30, 2015, 2014 and 2013, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of distributions and closing fees as follows (dollars in thousands):

	For the years ended September 30
	2015	2014	2013
Capital in excess of par value	$-	$(7,481,539)	$(2,892,459)
Accumulated undistributed net investment income (loss)	(284,593)	7,837,283	3,108,554
Accumulated net realized gain (loss) from investments	284,593	(355,744)	(216,095)

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended September 30, 2015, 2014 and 2013 were as follows:

	For the years ended September 30
	2015	2014	2013
Ordinary income	$73,697,139	$64,544,920	$39,357,552
Distributions of long-term capital gains	276,671	989,866	632,121
Return of capital	-	7,481,540	2,892,459
Distributions on a tax basis	$73,973,810	$73,016,326	$42,882,132

For federal income tax purposes, the cost of investments owned at September 30, 2015, 2014 and 2013 were approximately $1,252.4 million, $1,253.5 million, and $745.3 million, respectively.

At September 30, 2015, 2014 and 2013, the components of distributable earnings/(accumulated deficits) on a tax basis detailed below differ from the amounts reflected in the Company’s Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain fee income and organizational expenses, as follows:

	For the years ended September 30
	2015	2014	2013
Undistributed ordinary income	$959,579	$-	$-
Accumulated capital and other losses	(60,625,616)	-	-
Other temporary differences	(187,110)	(203,319)	(219,528)
Unrealized appreciation (depreciation)	(38,523,401)	(9,441,598)	3,951,233
Components of distributable earnings/(accumulated deficits) at year end	$(98,376,548)	$(9,644,917)	$3,731,705

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at September 30, 2015. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of September 30, 2015 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$740,831	58.2%	$695,970	57.2%
Senior Secured Second Lien Term Loans	379,115	29.8	372,176	30.6
Senior Secured First Lien Notes	37,697	3.0	36,380	3.0
Unsecured Debt	50,941	4.0	45,661	3.7
MCC Senior Loan Strategy JV I LLC	14,437	1.1	14,216	1.2
Equity/Warrants	49,520	3.9	51,689	4.3
Total	$1,272,541	100.0%	$1,216,092	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At September 30, 2015 and 2014, the total fair value of warrants was $11.9 million and $11.6 million, respectively, and were included in investments at fair value on the consolidated statement of assets and liabilities.

Total unrealized gains related to warrants for the years ended September 30, 2015, 2014, and 2013 were $5.4 million, $8.4 million, and $0.6 million, respectively and were recorded on the consolidated statement of operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements.  During the years ended September 30, 2015, 2014, and 2013, the Company acquired 1, 6, and 2 warrant positions, respectively.

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2015 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$161,700	13.3%
Construction & Building	103,939	8.6
Banking, Finance, Insurance & Real Estate	101,899	8.4
Automotive	99,414	8.2
Healthcare & Pharmaceuticals	92,258	7.6
Metals & Mining	90,469	7.4
Hotel, Gaming & Leisure	73,821	6.1
Aerospace & Defense	69,885	5.7
Energy: Oil & Gas	63,339	5.2
Containers, Packaging & Glass	58,766	4.8
Chemicals, Plastics & Rubber	46,548	3.8
Retail	43,399	3.6
Telecommunications	40,519	3.3
Beverages & Food	39,575	3.3
Capital Equipment	29,764	2.4
Consumer goods: Durable	24,715	2.0
Services: Consumer	17,000	1.4
High Tech Industries	14,774	1.2
Multisector Holdings	14,216	1.2
Consumer goods: Non-durable	11,888	1.0
Consumer Discretionary	10,000	0.8
Media: Broadcasting & Subscription	7,744	0.6
Transportation: Cargo	460	0.1
Total	$1,216,092	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2014. The September 30, 2014 industry groupings have been modified to conform to the September 30, 2015 industry groupings (dollars in thousands):

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

The following table shows the portfolio composition by geographic location at fair value at September 30, 2015 (dollars in thousands):

	Fair Value	Percentage
Midwest	$387,086	31.8%
Southwest	254,265	20.9
West	192,906	15.9
Southeast	177,269	14.6
Northeast	126,756	10.4
Mid-Atlantic	77,810	6.4
Total	$1,216,092	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2014 (dollars in thousands):

	Fair Value	Percentage
Midwest	$363,598	29.2%
West	277,875	22.3
Southeast	245,773	19.7
Southwest	204,172	16.4
Northeast	110,519	8.9
Mid-Atlantic	32,166	2.6
International	11,435	0.9
Total	$1,245,538	100.0%

Transactions With Affiliated Companies

During the years ended September 30, 2015 and 2014, the Company had investments in portfolio companies designated as controlled investments and affiliates under the 1940 Act. Transactions with control investments and affiliates were as follows:

Name of Investment	Fair Value at September 30, 2014	Purchases (Sales) of/Advances to Affiliates	Transfers In/(Out) of Affiliates	Fair Value at September 30, 2015	Income Earned	Capital Loss
Controlled Investments
MCC Senior Loan Strategy JV I LLC(1)	$-	$14,437,500	$-	$14,215,834	$-	$-
OmniVere LLC	-	-	24,865,578	24,865,578	447,077	-
United Road Towing, Inc.	38,244,386	-	-	35,116,790	3,039,906	-
Non-Controlled Affiliates
US Multifamily, LLC	10,000,000	-	-	10,000,000	667,000	-
Cymax Stores, Inc.	11,434,667	(11,685,980)	-	-	662,098	-
Total Controlled Investments and Non-Controlled Affiliates	$59,679,053	$2,751,520	$24,865,578	$84,198,202	$4,816,081	$-

(1)	The Company and Great American Life Insurance Company (“GALIC”) are the members of MCC Senior Loan Strategy JV I LLC (“MCC JV”), a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members of MCC JV make capital contributions as investments by MCC JV are completed, and all portfolio and other material decisions regarding MCC JV must be submitted to MCC JV’s board of managers, which is comprised of an equal number of members appointed by each of the Company and GALIC. Approval of MCC JV’s board of managers requires the unanimous approval of a quorum of the board of managers, with a quorum consisting of equal representation of members appointed by each of the Company and GALIC. Because management of MCC JV is shared equally between the Company and GALIC, the Company does not have operational control over the MCC JV for purposes of the 1940 Act or otherwise.

Name of Investment	Fair Value at September 30, 2013	Purchases (Sales) of/Advances to Affiliates	Transfers In/(Out) of Affiliates	Fair Value at September 30, 2014	Income Earned	Capital Loss
Controlled Investments
United Road Towing, Inc.	$-	$38,244,386	$-	$38,244,386	$392,687	$-
Non-Controlled Affiliates
US Multifamily, LLC	-	10,000,000	-	10,000,000	75,964	-
Cymax Stores, Inc.	9,139,377	-	-	11,434,667	1,600,041	-
Total Controlled Investments and Non-Controlled Affiliates	$9,139,377	$48,244,386	$-	$59,679,053	$2,068,692	$-

Purchases (sales) of/advances (distributions) to affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the years ended September 30, 2015 and 2014, respectively. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from affiliates is included in total investment income on the consolidated statements of operations for the years ended September 30, 2015 and 2014, respectively.

Loan Participation Sales

The Company sells portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At September 30, 2015, there were 14 participation agreements outstanding with an aggregate fair value of $301.6 million. At September 30, 2014, there were 14 participation agreements outstanding with an aggregate fair value of $260.9 million. Such investments where the Company has retained a proportionate interest are included in the consolidated schedule of investments. All of these investments are classified within Level 3 of the fair value hierarchy, as defined in Note 4.

During the years ended September 30, 2015, 2014, and 2013, the Company made interest and principal payments to the sub-participant in the aggregate amount of $24.2 million, $33.3 million and $9.9 million, respectively. Under the terms of the participation agreements, the Company will make periodic payments to the sub-participant equal to the sub-participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

MCC Senior Loan Strategy JV I LLC

On March 27, 2015, the Company and GALIC entered into a limited liability company operating agreement to co-manage MCC JV. All portfolio and other material decisions regarding MCC JV must be submitted to MCC JV’s board of managers, which is comprised of four members, two of whom are selected by the Company and the other two are selected by GALIC. The Company has concluded that it does not operationally control MCC JV. As the Company does not operationally control MCC JV, it does not consolidate the operations of MCC JV within the consolidated financial statements. As a practical expedient, the Company uses NAV to determine the value of its investment in MCC JV; therefore, this investment has been presented as a reconciling item within the fair value hierarchy (see Note 3).

As of September 30, 2015, MCC JV had total capital commitments of $100.0 million with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $16.5 million was funded as of September 30, 2015 relating to these commitments, of which $14.4 was from the Company.

On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with initial commitments of $100 million subject to leverage and borrowing base restrictions. The JV Facility will bear interest at a rate of LIBOR (with no minimum) + 2.50% per annum. The revolving loan period ends on August 4, 2021 and the final maturity date is August 4, 2022. As of September 30, 2015, the Company has not drawn on the JV Facility.

As of September 30, 2015, MCC JV had total assets at fair value of $14.3 million. As of September 30, 2015, MCC JV’s portfolio was comprised of senior secured first lien term loans to 5 different borrowers. As of September 30, 2015, none of these loans was on non-accrual status.

Below is a summary of MCC JV’s portfolio, followed by a listing of the individual loans in MCC JV’s portfolio as of September 30, 2015:

September 30, 2015
Senior secured loans(1)	$14,373,473
Weighted average current interest rate on senior secured loans(2)	7.17%
Number of borrowers in MCC JV	$5
Largest loan to a single borrower(1)	$3,000,000
Total of five largest loans to borrowers(1)	$14,373,473

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	9/3/2021	2,800,000	2,772,167	2,772,000	17.0%
				2,800,000	2,772,167	2,772,000

CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term loans (LIBOR + 6.75%, 1.00% LIBOR Floor)(1)	9/30/2020	3,000,000	2,982,480	3,000,000	18.5%
				3,000,000	2,982,480	3,000,000

CRGT, Inc.	High Tech Industries	Senior Secured First Lien Term loans (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	12/19/2020	2,981,013	2,973,610	2,973,560	18.3%
				2,981,013	2,973,610	2,973,560

Language Line, Inc.	Telecommunications	Senior Secured First Lien Term loans (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	7/7/2021	2,600,000	2,574,605	2,596,750	16.0%
				2,600,000	2,574,605	2,596,750

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	6/4/2020	2,992,460	2,992,460	2,939,191	18.1%
				2,992,460	2,992,460	2,939,191

Total Investments, September 30, 2015				$14,373,473	$14,295,322	$14,281,501	87.9%

(1)	Represents the weighted average annual current interest rate as of September 30, 2015. All interest rates are payable in cash, unless otherwise noted.

(2)	Represents the fair value in accordance with ASC 820. The determination of such fair value is not included in the Company’s Board of Directors’s valuation process described elsewhere herein.

Below is certain summarized financial Information for MCC JV as of September 30, 2015 and for the period from July 15, 2015 (commencement of operations) through September 30, 2015:

As of September 30, 2015
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: $14,295,322 )	$14,281,501
Cash	977,318
Other assets	34,869
Deferred financing costs (net of amortization of $34,302)	1,196,392
Total assets	$16,490,080
Other liabilities	162,857
Interest payable	80,556
Total liabilities	$243,413
Members' capital	16,246,667
Total liabilities and members’ capital	$16,490,080

Period from July 15, 2015 (commencement of operations) through September 30, 2015
Selected Consolidated Statement of Operations Information:
Total revenues	$100,056
Total expenses	(339,615)
Net unrealized depreciation	(13,821)
Net realized gains	47
Net income/(loss)	$(253,333)

Note 4. Fair Value Measurements

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined below. Investments which are valued using NAV as a practical expedient are excluded from this hierarchy:

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2015 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$-	$695,970	$695,970
Senior Secured Second Lien Term Loans	-	-	372,176	372,176
Senior Secured First Lien Notes	-	5,711	30,669	36,380
Unsecured Debt	-	-	45,661	45,661
Equity/Warrants	479	626	50,584	51,689
Total	$479	$6,337	$1,195,060	$1,201,876
MCC Senior Loan Strategy JV I LLC				$14,216
Total Investments, at fair value				$1,216,092

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended September 30, 2015 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2014	$747,740	$359,209	$53,634	$38,186	$44,282	$1,243,051
Purchases and other adjustments to cost	12,644	2,920	15	343	2,514	18,436
Originations	188,406	61,500	-	12,413	8,216	270,535
Sales	(27,509)	(26,576)	(12,118)	-	(2,233)	(68,436)
Settlements	(158,976)	(18,002)	-	-	-	(176,978)
Net realized gains (losses) from investments	(50,638)	(563)	(2,401)	-	982	(52,620)
Net transfers in and/or out of Level 3	-	-	(8,181)	-	(105)	(8,286)
Net unrealized gains (losses)	(15,697)	(6,312)	(280)	(5,281)	(3,072)	(30,642)
Balance as of September 30, 2015	$695,970	$372,176	$30,669	$45,661	$50,584	$1,195,060

The following table provides a reconciliation of the beginning and ending balances for investments that use level 3 inputs for the year ended September 30, 2014 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2013	$408,802	$251,963	$77,259	$255	$2,955	$741,234
Purchases and other adjustments to cost	101,596	90,173	30,001	10	2,473	224,253
Originations	431,058	141,930	-	37,920	35,407	646,315
Sales	-	-	(6,160)	-	(5,053)	(11,213)
Settlements	(168,938)	(125,538)	(35,091)	-	-	(329,567)
Net realized gains (losses) from investments	(4,925)	64	905	-	5,041	1,085
Net transfers in and/or out of Level 3	-	-	(13,260)	-	-	(13,260)
Net unrealized gains (losses)	(19,853)	617	(20)	1	3,459	(15,796)
Balance as of September 30, 2014	$747,740	$359,209	$53,634	$38,186	$44,282	$1,243,051

Net change in unrealized loss included in earnings related to investments still held as of September 30, 2015 and 2014, was approximately $34.5 million and $21.8 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended September 30, 2015, two of our Senior Secured Notes with a fair value of $18.3 million and one of our warrants with a fair value of $0.1 million transferred from Level 3 to Level 2 because of the increase in availability of the transaction data or the inputs to the valuation became observable. During the year ended September 30, 2015, one of our Senior Secured Notes with a fair value of $10.1 million transferred from Level 2 to Level 3 because of the decrease in availability of the transaction data or the inputs to the valuation became observable. During the year ended September 30, 2014, one of our Senior Secured Notes with a fair value of $13.3 million transferred from Level 3 to Level 2 because of the increase in availability of the transaction data or the inputs to the valuation became observable.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2015 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$594,118	Income Approach (DCF)	Market yield	8.08% - 15.25% (11.48%)
				.
Senior Secured First Lien Term Loans	22,504	Market Approach (Guideline Comparable)	2015 Revenue Multiple and 2015 EBITDA Multiple	0.50x - 1.00x (0.75x)/3.50x - 4.50x (4.00x)

Senior Secured First Lien Term Loans	7,537	Market Approach (Guideline Comparable)	2015 Revenue Multiple, 2015 EBITDA Multiple, RGU Price	1.00x - 1.25x (1.13x)/12.00x - 13.00x (12.50x)/$393.75 - $525.00 ($459.38)

Senior Secured First Lien Term Loans	6,332	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	4.00x - 5.00x (5.00x)

Senior Secured First Lien Term Loans	-	Market Approach (Guideline Comparable)	2015 Revenue Multiple	0.40x - 0.60x (0.50x)

Senior Secured First Lien Term Loans	17,806	Market Approach (Guideline Comparable)	2015 EBITDA Multiple	6.25x - 6.75x (6.50x)

Senior Secured First Lien Term Loans	11,888	Income Approach (DCF) and Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple, Discount Rate	4.50x - 5.00x (4.50x)/4.50x - 5.00x (4.50x)/20.0% - 22.0% (21.5%)

Senior Secured First Lien Term Loans	35,785	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A

Senior Secured Second Lien Term Loans	340,621	Income Approach (DCF)	Market yield	9.58% - 18.38% (11.79%)

Senior Secured Second Lien Term Loans	7,280	Income Approach (DCF)	Market yield, Cost of equity	15.93%/19.00%-21.00% (19.00%)

Senior Secured Second Lien Term Loans	14,275	Income Approach (DCF)	Cost of equity	16.00%-18.00% (17.00%)

Senior Secured Second Lien Term Loans	10,000	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A

Senior Secured Notes	30,669	Income Approach (DCF)	Market yield	9.46%-22.42% (13.75%)

Unsecured Debt	38,601	Income Approach (DCF)	Market yield	11.71% - 18.00% (15.52%)

Unsecured Debt	7,060	Market Approach (Guideline Comparable)	2015 EBITDA Multiple	6.25x - 6.75x (6.50x)

Equity	208	Market Approach (Guideline Comparable)	2015 Revenue Multiple, 2015 EBITDA Multiple, RGU Price	1.00x - 1.25x (1.13x)/12.00x - 13.00x (12.50x)/$393.75 - $525.00 ($459.38)

Equity	5,078	Income Approach (DCF)	Market yield	14.63%-14.63% (14.63%)

Equity	18,627	Option Model	LTM EBITDA Multiple/Discount Rate/Volatility	5.5x-6.5x (6.0x) / 12.0% -14.0% (12.0%) / 17.0% - 44.9% (25.0%)

Equity	7,869	Market Approach (Guideline Comparable)	LTM and 2015 EBITDA Multiple	7.50x -7.50x (7.50x)/5.50x -7.00x (6.69x)

Warrants	-	Income Approach (DCF) and Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple, Discount Rate	4.50x - 5.00x (4.50x)/4.50x - 5.00x (4.50x)/20.0% - 22.0% (21.5%)

Warrants	14,486	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple	4.25x - 10.00x (7.18x); 3.75x -10.00x (6.78x)

Warrants	231	Market Approach (Guideline Comparable)	2015 EBITDA Multiple	4.0x - 7.5x (7.5x)

Warrants	-	Market Approach (Guideline Comparable)	2015 Revenue Multiple and 2015 EBITDA Multiple	0.50x - 1.00x (0.75x)/3.50x - 4.50x (4.00x)

Warrants	-	Market Approach (Guideline Comparable)	2015 Revenue Multiple	0.40x - 0.60x (0.50x)

Warrants	460	Market Approach (Guideline Comparable)/Option Model	LTM and NTM EBITDA Multiple, Volatilty	5.50x - 6.50x (6.00x); 5.00x - 6.00x (5.50x); 12.28% - 20.27% (45.0%)

Equity	3,330	Income Approach (DCF)	Discount Rate	8.00%-12.00% (8.00%)

Equity	295	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	4.00x - 5.00x (4.50x)

Total	$1,195,060

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

The significant unobservable inputs used in the fair value measurement of the Company’s equity/warrants investments are comparable company multiples of Revenue or EBITDA (earnings before interest, taxes, depreciation and amortization) for the last twelve months “(LTM)”, next twelve months “(NTM)” or a reasonable period a market participant would consider. Increases in EBITDA multiples in isolation would result in higher fair value measurements.

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

The Company’s outstanding debt as of September 30, 2015 and September 30, 2014 was as follows (dollars in thousands):

	As of
	September 30, 2015			September 30, 2014
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$343,500	$192,700	$192,700	$346,000	$146,500	$146,500
Term Loan Facility	174,000	174,000	174,000	171,500	171,500	171,500
2019 Notes	40,000	40,000	40,000	40,000	40,000	40,000
2023 Notes	63,500	63,500	63,500	63,500	63,500	63,500
SBA Debentures	150,000	150,000	150,000	100,000	100,000	100,000
Total	$771,000	$620,200	$620,200	$721,000	$521,500	$521,500

Credit Facility

On July 28, 2015, we entered into Amendment No. 7 to our existing Revolver Amendment and Amendment No. 7 to our existing Term Loan Amendment, each with certain lenders party thereto and ING Capital LLC, as administrative agent. The Amendments amend certain provisions of the Facilities.

The pricing in the case of the Term Loan Facility was reduced for LIBOR loans from LIBOR (with no minimum) plus 3.25% to LIBOR plus 3.00%. The pricing on the Revolving Credit Facility will remain the same at LIBOR (with no minimum) plus 2.75%. Both the Term Loan Facility and Revolving Credit Facility will decrease by an additional 25 basis points upon receiving an investment grade rating from Standard & Poor’s.

Additionally, the Term Loan Facility’s bullet maturity was extended from June 2019 to July 2020 and the Revolving Credit Facility’s revolving period was extended from June 2017 to July 2019, followed by a one-year amortization period and a final maturity in July 2020.

As of September 30, 2015, total commitments under the Facilities are $517.5 million, comprised of $343.5 million committed to the Revolving Credit Facility and $174.0 million funded under the Term Loan Facility.

At September 30, 2015, the carrying amount of our borrowings under the Facilities approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2015 and September 30, 2014, the Facilities would be deemed to be Level 3, as defined in Note 4.

As of September 30, 2015 and September 30, 2014, $7.4 million and $5.9 million, respectively, of financing costs related to the Revolving Facility have been capitalized and are being amortized over their respective terms. As of September 30, 2015 and September 30, 2014, $3.9 million and $3.1 million of financing costs related to the Term Loan Facility have been capitalized and are being amortized over their respective terms.

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities for the years ended September 30, 2015 and 2014. The prior year tables have been modified to conform to the current year (dollars in thousands):

	For the years ended September 30
	2015	2014
Revolving Facility interest	$5,386	$2,425
Revolving Facility commitment fee	852	1,945
Term Facility interest	5,991	5,401
Amortization of deferred financing costs	1,617	1,424
Agency and Other Fees	77	78
Total	$13,923	$11,273
Weighted average stated interest rate	3.3%	3.9%
Weighted average outstanding balance	$350,418	$202,891

As of September 30, 2015 and September 30, 2014, there was $192.7 million and $146.5 million, respectively, outstanding under the Revolving Facility. As of September 30, 2015 and September 30, 2014, there was $174.0 and $171.5 million outstanding under the Term Loan Facility.

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

At September 30, 2015, the carrying amount and fair value of the 2019 Notes was $40.0 million and $40.0 million, respectively. At September 30, 2014, the carrying amount and fair value of the 2019 Notes was $40.0 million and $41.0 million, respectively. At September 30, 2015, the carrying amount and fair value of the 2023 Notes was $63.5 million and $62.1 million, respectively. At September 30, 2014, the carrying amount and fair value of the 2023 Notes was $63.5 million and $61.8 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Unsecured Senior Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. At September 30, 2015 and September 30, 2014 the Unsecured Senior Notes would be deemed to be Level 1, as defined in Note 4.

As of September 30, 2015 and September 30, 2014, $1.5 million and $1.5 million, respectively, of financing costs related to the 2019 notes have been deferred and are being amortized over their respective terms. As of September 30, 2015 and September 30, 2014, $2.1 million and $2.1 million, respectively, of financing costs related to the 2023 notes have been deferred and are being amortized over their respective terms.

For the years ended September 30, 2015 and 2014, the components of interest expense, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the years ended September 30
	2015	2014
2019 Unsecured Notes interest	$2,850	$2,850
2023 Unsecured Notes interest	3,889	3,889
Amortization of deferred financing costs	422	422
Total	$7,161	$7,161
Weighted average stated interest rate	6.5%	6.5%
Weighted average outstanding balance	$103,500	$103,500

As of September 30, 2015 and September 30, 2014, $40.0 million and $63.5 million in aggregate principal amount of the 2019 Notes and the 2023 notes were outstanding, respectively.

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

As of September 30, 2015, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA-guaranteed debentures outstanding. As of September 30, 2014, SBIC LP had $50.0 million in regulatory capital and had $100.0 million SBA-guaranteed debentures outstanding that mature between September 2023 and September 2024.

Our fixed-rate SBA debentures as of September 30, 2015 and September 30, 2014 were as follows (dollars in thousands):

	September 30, 2015		September 30, 2014
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate

September 2013	$5,000	4.404%	$5,000	4.404%
March 2014	39,000	3.951	39,000	3.951
September 2014	50,000	3.370	50,000	3.370
September 2014	6,000	3.775	6,000	3.775
September 2015	50,000	3.571	-	-
Weighted Average Rate/Total	$150,000	3.639%	$100,000	3.673%

As of September 30, 2015, the carrying amount of the SBA-guaranteed debentures approximated their fair value. The fair values of the SBA-guaranteed debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA-guaranteed debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2015, and September 30, 2014 the SBA-guaranteed debentures would be deemed to be Level 3, as defined in Note 4.

As of September 30, 2015 and September 30, 2014, $5.1 million and $3.4 million, respectively, of financing costs related to the SBA Debentures have been deferred and are being amortized over their respective terms.

For the years ended September 30, 2015 and 2014, the components of interest, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the years ended September 30
	2015	2014
SBA Debentures interest	$3,893	$1,375
Amortization of deferred financing costs	554	324
Total	$4,447	$1,699
Weighted average stated interest rate	3.4%	2.7%
Weighted average outstanding balance	$114,285	$51,047

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

For the years ended September 30, 2015, 2014, and 2013, the Company incurred base management fees to MCC Advisors of $22.5 million, $17.7 and $10.9 million, respectively. For the years ended September 30, 2015, 2014, and 2013, we incurred $18.2 million, $18.7 million, and $11.6 million in incentive fees related to pre-incentive fee net investment income, respectively.

For the years ended September 30, 2015 and 2014, $10.0 million and $10.4 million were included in “management and incentive fees payable,” in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the years ended September 30, 2015, 2014, and 2013, we incurred $4.1 million, $3.4 million, and $2.5 million in administrator expenses, respectively.

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

Note 8. Commitments

Unfunded commitments

As of September 30, 2015 and September 30, 2014, we had commitments under loan and financing agreements to fund up to $28.1 million to 12 portfolio companies and $70.2 million to 13 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and a revolver and an analysis of their value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2015 and September 30, 2014 is shown in the table below (dollars in thousands):

	As of
	September 30, 2015	September 30, 2014
Red Skye Wireless LLC	$7,500	$15,000
RCS Management Corporation & Specialized Medical Services, Inc	5,000	-
DHISCO Electronic Distribution, Inc. - Revolver	3,048	-
Autosplice, Inc	3,026	3,026
Tenere Acquisition Corp.	2,000	2,000
Freedom Powersports LLC - (DDTL)	1,800	4,800
Point.360	1,600	-
Black Angus Steakhouses, LLC - Delayed Draw TL	893	-
Be Green Manufacturing and Distribution Centers LLC - Delayed Draw TL	750	2,375
Ship Supply Acquisition Corporation	622	-
Meridian Behavioral Health, LLC (Term Loan B)	500	2,500
Be Green Manufacturing and Distribution Centers LLC - Revolver	479	479
Black Angus Steakhouses, LLC - Revolver	446	-
Access Media Holdings, LLC	424	-
AM3 Pinnacle Corporation	-	165
DLR Restaurants LLC	-	2,500
DreamFinders Homes - TLB	-	7,073
Merchant Cash and Capital LLC (First Lien)	-	5,297
Miratech Intermediate Holdings, Inc. (DDTL)	-	14,769
Nation Safe Drivers Holdings, Inc.	-	4,721
Sendero Drilling Company LLC	-	5,495
Total	$28,088	$70,200

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

Note 9. Fee Income

The fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, transaction break-up fee and other miscellaneous fees. The following tables summarize the Company’s fee income for the years ended September 30, 2015, 2014 and 2013 (dollars in thousands):

	For the years ended September 30
	2015	2014	2013
Origination fee	$4,966	$16,818	$10,281
Prepayment fee	2,306	8,728	3,343
Amendment fee	2,637	1,962	1,420
Transaction break-up fee	-	122	200
Administrative agent fee	587	573	276
Other fees	240	871	315
Fee income	$10,736	$29,074	$15,835

Note 10. Directors Fees

The independent directors each receive an annual fee of $55,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the years ended September 30, 2015, 2014, and 2013, we accrued $0.6 million, $0.6 million and $0.5 million for directors’ fees expense.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the years ended September 30, 2015, 2014, and 2013 (dollars in thousands except share and per share amounts):

	For the years ended September 30
Basic and diluted	2015	2014	2013

Net increase / (decrease) in net assets from operations	$(14,758)	$52,158	$39,418
Weighted average common shares outstanding	57,624,779	47,366,892	30,246,247
Earnings per common share-basic and diluted	$(0.26)	$1.10	$1.30

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended September 30, 2015, 2014, 2013, 2012 and 2011:

	For the years ended September 30
	2015	2014	2013	2012	2011
Per share data:
Net asset value per share at beginning of year	$12.43	$12.70	$12.52	$12.57	$(0.01)

Net investment income (1)	1.27	1.58	1.53	1.31	0.56
Net realized gains (losses) on investments	(1.06)	0.01	0.01	0.00	0.01
Net unrealized appreciation/(depreciation) on investments	(0.46)	(0.46)	(0.24)	(0.06)	(0.01)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	(0.01)	(0.03)	-	-	-
Net increase (decrease) in net assets	(0.26)	1.10	1.30	1.25	0.56

Dividends declared	(1.27)	(1.48)	(1.45)	(1.20)	(0.37)

Issuance of common stock, net of underwriting costs	-	0.09	0.28	(0.02)	12.47
Repurchase of common stock under stock repurchase program	0.12	-	-	-	-
Offering costs	-	(0.01)	(0.02)	(0.01)	(0.08)
Other (2)	(0.02)	0.03	0.07	(0.07)	-

Net asset value at end of year	$11.00	$12.43	$12.70	$12.52	$12.57
Net assets at end of year	$619,920,384	$729,856,881	$509,834,455	$289,339,231	$217,652,696
Shares outstanding at end of year	56,337,152	58,733,284	40,152,904	23,110,242	17,320,468

Per share market value at end of year	$7.44	$11.81	$13.79	$14.07	$10.08
Total return based on market value (3)	(27.56)%	(3.98)%	9.01%	54.58%	(13.09)%
Total return based on net asset value (4)	1.76%	9.73%	12.83%	10.30%	4.38%
Portfolio turnover rate	18.33%	33.95%	25.25%	25.39%	1.37%

The following is a schedule of ratios and supplemental data for the years ended September 30, 2015, 2014, 2013, 2012, and 2011:

	For the years ended September 30
	2015	2014	2013	2012		2011
Ratios: (5)
Ratio of net investment income, net of management fee waiver to average net assets	11.00%	12.00%	11.19%		9.96%	6.46%
Ratio of total expenses net of management fee waiver to average net assets	11.51%	10.40%	10.27%		8.90%	3.31%
Ratio of incentive fees to average net assets	2.75%	3.00%	2.80%		2.49%	0.48%

Supplemental Data:
Ratio of operating expenses, net of management fee waiver and credit facility related expenses to average net assets	8.75%	7.40%	7.47%		6.39%	2.83%
Percentage of non-recurring fee income (6)	6.80%	20.45%	17.48%		13.66%	12.07%
Average debt outstanding (7)	$568,202,466	$357,547,464	$198,994,397		$69,375,137	$-
Average debt outstanding per common share	$9.86	$7.55	$6.58		$3.87	$-
Asset coverage ratio per unit (8)	2,318	2,732	3,256		3,630	N/A
Average market value per unit
Facilities (9)	N/A	N/A	N/A		N/A	N/A
SBA debentures (9)	N/A	N/A	N/A		N/A	N/A
Notes due 2019	$25.26	$25.62	$25.61		$25.47	N/A
Notes due 2023	$24.79	$24.76	$23.74	$	N/A	N/A

(1)	Net investment income based on total weighted average common stock outstanding equals $1.27, $1.58, and $1.53 per share for the years ended September 30, 2015, 2014, and 2013, respectively. Net investment income excluding management fee waiver based on total weighted average common stock outstanding equals $1.31 per share and $0.56 per share for the years ended September 30, 2012 and 2011, respectively. MCC Advisors agreed to waive the base management fee payable with respect to cash and cash equivalents held by the Company through December 31, 2011.
(2)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the year.
(4)	Total annual return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the year.
(5)	Ratios are annualized.
(6)	Represents the impact of the non-recurring fees over investment income.
(7)	Based on daily weighted average balance of debt outstanding during the year.
(8)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.
(9)	The Facilities and SBA debentures are not registered for public trading.

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

The following table summarizes the Company’s dividend declarations and distributions during the years ended September 30, 2015 and 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
For the year ended September 30, 2015
10/30/2014	11/26/2014	12/12/2014	$0.37
2/9/2015	2/25/2015	3/13/2015	0.30
5/6/2015	5/20/2015	6/12/2015	0.30
8/5/2015	8/19/2015	9/11/2015	0.30
			$1.27

Date Declared	Record Date	Payment Date	Amount Per Share
For the year ended September 30, 2014
10/30/2013	11/22/2013	12/13/2013	$0.37
2/5/2014	2/26/2014	3/14/2014	0.37
5/1/2014	5/28/2014	6/13/2014	0.37
7/30/2014	8/27/2014	9/12/2014	0.37
			$1.48

Note 14. Stock Repurchase Program

The following table summarizes our share repurchases under our stock repurchase program for the three and twelve months ended September 30, 2015 (dollars in thousands):

For the year ended September 30, 2015
Dollar amount repurchased	$21,205
Shares Repurchased	2,396,132
Average price per share	$8.89
Weighted average discount to Net Asset Value	23.5%

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we can purchase up to an aggregate amount of $30 million of our common stock between the period of the approval date and February 5, 2016. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. This program may be limited or terminated at any time without prior notice. The Company's net asset value per share was increased by approximately $0.12 as a result of the share repurchases.

Note 15. Selected Quarterly Financial Data (Unaudited) (dollars in thousands)

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Statement of Operations data:
Total investment income	$36,607	$35,964	$36,776	$39,849
Net investment income	17,553	17,240	17,753	20,390
Net realized and unrealized gain/(loss)	(34,868)	(8,583)	(5,265)	(38,917)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	717	(284)	(705)	211
Net increase/(decrease) in members' equity/net assets resulting from operations	(16,598)	8,373	11,783	(18,316)
Earnings per share	(0.29)	0.14	0.20	(0.31)
Net asset value per common share at period end	$11.00	$11.53	$11.68	$11.74

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013

Total investment income	$38,252	$38,072	$31,398	$31,668
Net investment income	20,388	20,694	16,555	17,030
Net realized and unrealized gain/(loss)	(10,224)	(4,006)	(3,950)	(2,737)
Net unrealized appreciation/(depreciation) on participations	(124)	(29)	154	-
Change in provision for deferred taxes on unrealized gain/(loss) on investments	(1,206)	(70)	(317)	-
Net increase/(decrease) in members' equity/net assets resulting from operations	8,834	16,589	12,442	14,293
Earnings per share	0.16	0.33	0.28	0.36
Net asset value per common share at period end	$12.43	$12.65	$12.69	$12.68

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012

Total investment income	$27,473	$23,591	$20,207	$17,719
Net investment income	14,355	12,030	10,396	9,617
Net realized and unrealized gain/(loss)	770	(8,873)	1,127	(4)
Net increase/(decrease) in members' equity/net assets resulting from operations	15,125	3,157	11,523	9,613
Earnings per share	0.43	0.10	0.40	0.39
Net asset value per common share at period end	$12.70	$12.65	$12.73	$12.69

Note 16. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended September 30, 2015, except as disclosed below.

On November 5, 2015, the Company’s board of directors declared a quarterly dividend of $0.30 per share payable on December 18, 2015, to stockholders of record at the close of business on November 25, 2015.

On December 3, 2015, the Board authorized an increase of the current share repurchase program to $50 million and extended the duration through December 31, 2016. Under this program, the Company has been authorized to programmatically buy stock up to NAV per share under a 10b5-1 program.

On December 3, 2015, MCC Advisors recommended and, in consultation with the Board, agreed to reduce fees under the investment management agreement. Beginning January 1, 2016, the base management fee will be reduced to 1.50% on gross assets above $1 billion. In addition, MCC Advisors will reduce its incentive fee from 20% on pre-incentive fee net investment income over an 8% hurdle, to 17.5% on pre-incentive fee net investment income over a 6% hurdle.  Moreover, the revised incentive fee will include a netting mechanism and will be subject to a rolling three-year look back from January 1, 2016 forward. Under no circumstances will the new fee structure result in higher fees to MCC Advisors than fees under the current investment management agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s evaluation under the framework in Internal Control—Integrated Framework , management concluded that our internal controls over financial reporting were effective as of September 30, 2015.

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

(c) Audit Report of the Registered Public Accounting Firm

Our internal controls over financial reporting as of September 30, 2015 have been audited by our independent registered public accounting firm, Ernst & Young LLP, as stated in its report titled "Report of Independent Registered Public Accounting Firm" on page F-2.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.      The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

b.      Exhibits:

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

4.2	Indenture, dated February 7, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.2 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-179237), filed on February 13, 2012).

4.3	First Supplemental Indenture, dated March 21, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 2 to the Registrant Statement on Form N-2 (File No. 333-179237), filed on March 21, 2012).

4.4	Second Supplemental Indenture, dated March 18, 2013, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 7 to the Registrant Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

4.5	Statement of Eligibility of Trustee on Form T-1 (Incorporated by reference to Exhibit d.5 to the Registrant’s Registration Statement on Form N-2, filed on March 15, 2013).

10.1	Form of Amended and Restated Investment Management Agreement between Registrant and MCC Advisors LLC (Incorporated by reference to Exhibit 99.G to Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on N-2, filed on December 10, 2013).

10.2	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

10.3	Form of Administration Agreement (Incorporated by reference to Exhibit 99.K to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

10.4	Form of Sub-Administration Agreement (Incorporated by reference to Exhibit 99.K.4 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 22, 2010).

10.5	Form of Trademark License Agreement (Incorporated by reference to Exhibit 99.K.3 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

10.6	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

10.7	Senior Secured Revolving Credit Agreement among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated August 4, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2011).

10.8	Guarantee, Pledge and Security Agreement among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent, dated August 4, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2011).

10.9	Amendment No. 1, dated as of August 31, 2012, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2012).

10.10	Amendment No. 2, dated as of December 7, 2012, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment No. 1 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012 (Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2012).

10.11	Amendment No. 3, dated as of March 28, 2013, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1 and 2 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012 and December 7, 2012, respectively (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2013).

10.12	Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2012).

10.13	Amendment No. 1, dated as of December 7, 2012, to the Senior Secured Term Loan Credit Agreement dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2012).

10.14	Amendment No. 2, dated as of January 23, 2013, to the Senior Secured Term Loan Credit Agreement dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment No. 1 to the Senior Secured Term Loan Credit Agreement, dated as of January 23, 2013 (Incorporated by reference to the Current Report on Form 8-K filed on January 29, 2013).

10.15	Amendment No. 3, dated as of March 28, 2013, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1 and 2 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012 and January 23, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2013).

10.16	Amendment No. 4, dated as of May 1, 2013, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2 and 3 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012 and March 28, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on May 7, 2013).

10.17	Amendment No. 4, dated as of May 1, 2013, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2 and 3 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013 and March 28, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on May 7, 2013).

10.18	Amendment No. 5, dated as of June 2, 2014, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3 and 4 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012, March 28, 2013 and May 1, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on June 3, 2014).

10.19	Amendment No. 5, dated as of June 2, 2014, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3 and 4 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013, March 28, 2013 and May 1, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on June 3, 2014).

10.20	Amendment No. 6, dated as of February 2, 2015, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3, 4 and 5 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012, March 28, 2013, May 1, 2013 and June 2, 2014, respectively (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2015).

10.21	Amendment No. 6 to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3, 4 and 5 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013, March 28, 2013, May 1, 2013 and June 2, 2014, respectively (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2015).

10.22	Incremental Assumption Agreement, dated as of February 10, 2012, made by Credit Suisse AG, Cayman Islands Branch, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2012).

10.23	Incremental Assumption Agreement dated as of March 30, 2012, made by Onewest Bank, FSB, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on April 4, 2012).

10.24	Incremental Assumption Agreement dated as of May 3, 2012, made by Doral Bank, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on May 3, 2012).

10.25	Incremental Assumption Agreement dated as of September 25, 2012, made by Stamford First Bank, a division of the Bank of New Canaan, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, as amended by Amendment No. 1, dated as of August 31, 2012, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 28, 2012).

10.26	Limited Liability Company Operating Agreement of MCC Senior Loan Strategy JV I LLC, a Delaware Limited Liability Company, dated as of March 27, 2015 (Incorporated by reference to the Current Report on Form 8-K filed on March 30, 2015).

10.27	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of July 28, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on July 30, 2015).

10.28	Amended and Restated Senior Secured Term Loan Credit Agreement dated as of July 28, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on July 30, 2015).

14.1	Code of Business Conduct and Ethics of the Registrant (Incorporated by reference to Exhibit 14.1 to the Registrant’s 10-Q for the period ended June 30, 2011, filed on August 4, 2011).

14.2	Code of Business Ethics of MCC Advisors (Incorporated by reference to Exhibit 99.R.2 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

21.1	List of Subsidiaries

24	Power of attorney (included on the signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 4, 2015	Medley Capital Corporation

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on December 4, 2015

/s/ Brook Taube	Chief Executive Officer and Chairman of the
Brook Taube	Board of Directors (Principal Executive Officer)

/s/ Richard T. Allorto, Jr.	Chief Financial Officer
Richard T. Allorto, Jr.	(Principal Financial and Accounting Officer)

/s/ Seth Taube	Director
Seth Taube

/s/ Jeff Tonkel	Director
Jeff Tonkel

/s/ Arthur S. Ainsberg	Director
Arthur S. Ainsberg

/s/ Karin Hirtler-Garvey	Director
Karin Hirtler-Garvey

/s/ John E. Mack	Director
John E. Mack

/s/ Robert Lyons	Director
Robert Lyons

