Form 10-Q
period 2015-12-31
Medley Capital Corp
filed 2016-02-09
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

  Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 1-35040

MEDLEY CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-4576073
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

375 Park Avenue, 33rd Floor, New York, NY 10152	10152
(Address of Principal Executive Offices)	(Zip Code)

(212) 759-0777

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The New York Stock Exchange
7.125% Notes due 2019	The New York Stock Exchange
6.500% Notes due 2021	The New York Stock Exchange
6.125% Notes due 2023	The New York Stock Exchange

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

Large accelerated filer ☐           Accelerated filer ☒         Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of February 5, 2016 the Registrant had 55,845,703 shares of common stock, $0.001 par value, outstanding.

MEDLEY CAPITAL CORPORATION

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	December 31, 2015	September 30, 2015
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,098,861,920 and $1,175,785,384, respectively)	$1,012,558,424	$1,131,893,787
Controlled investments (amortized cost of $122,734,732 and $86,755,896 respectively)	92,565,318	74,198,202
Affiliated investments (amortized cost of $10,000,000 and $10,000,000, respectively)	10,000,000	10,000,000
Total investments at fair value	1,115,123,742	1,216,091,989
Cash and cash equivalents	24,113,304	15,714,256
Deferred financing costs, net	15,258,251	13,127,630
Interest receivable	8,718,789	9,542,547
Fees receivable	1,976,108	1,389,634
Receivable for dispositions and investments sold	1,143,215	578,868
Other assets	436,318	556,285
Deferred offering costs	327,053	208,477
Total assets	$1,167,096,780	$1,257,209,686
LIABILITIES
Revolving credit facility payable	$89,200,000	$192,700,000
Term loan payable	174,000,000	174,000,000
Notes payable	174,262,825	103,500,000
SBA debentures payable	150,000,000	150,000,000
Management and incentive fees payable (See note 6)	9,263,227	9,962,534
Interest and fees payable	2,591,837	1,313,931
Deferred tax liability	2,021,973	1,797,356
Accounts payable and accrued expenses	1,475,599	2,503,442
Administrator expenses payable (See note 6)	917,681	1,000,846
Deferred revenue	430,410	402,029
Due to affiliate	218,230	109,164
Total liabilities	$604,381,782	$637,289,302
Commitments (See note 8)
NET ASSETS
Common stock, par value $0.001 per share, 100,000,000 common shares authorized, 56,193,803 and 56,337,152 common shares issued and outstanding, respectively	$56,194	$56,337
Capital in excess of par value	717,140,810	718,240,597
Accumulated undistributed net investment income	19,116,562	20,351,831
Accumulated net realized gain/(loss) from investments	(55,247,568)	(60,625,616)
Net unrealized appreciation/(depreciation) on investments, net of deferred taxes	(118,351,000)	(58,102,765)
Total net assets	562,714,998	619,920,384
Total liabilities and net assets	$1,167,096,780	$1,257,209,686
NET ASSET VALUE PER SHARE	$10.01	$11.00

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended December 31
	2015	2014
	(unaudited)	(unaudited)
INVESTMENT INCOME:
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$28,126,021	$32,440,714
Payment-in-kind	1,222,112	1,850,728
Affiliated investments:
Cash	166,750	464,552
Payment-in-kind	-	122,079
Controlled investments:
Cash	855,626	401,153
Payment-in-kind	995,956	484,203
Total interest income	31,366,465	35,763,429
Interest from cash and cash equivalents	2,235	1,645
Fee income (See note 9)	3,058,627	4,083,857
Total investment income	34,427,327	39,848,931

EXPENSES:
Base management fees (See note 6)	5,346,758	5,784,178
Incentive fees (See note 6)	3,916,469	5,097,508
Interest and financing expenses	6,970,085	6,356,502
Administrator expenses (See note 6)	916,377	1,021,811
General and administrative	709,992	349,848
Professional fees	632,521	532,692
Insurance	135,409	142,823
Directors fees	133,841	173,536
Total expenses	18,761,452	19,458,898
NET INVESTMENT INCOME	15,665,875	20,390,033

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	5,378,048	(216,584)
Net unrealized appreciation/(depreciation) on investments	(60,023,619)	(38,700,337)
Change in provision for deferred taxes on unrealized gain on investments	(224,616)	210,950
Net gain/(loss) on investments	(54,870,187)	(38,705,971)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(39,204,312)	$(18,315,938)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.70)	$(0.31)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.28	$0.35
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	56,300,067	58,733,284

DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.37

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the three months ended December 31
	2015	2014
	(unaudited)	(unaudited)
OPERATIONS:
Net investment income	$15,665,875	$20,390,033
Net realized gain/(loss) from investments	5,378,048	(216,584)
Net unrealized appreciation/(depreciation) on investments	(60,023,619)	(38,700,337)
Change in provision for deferred taxes on unrealized gain on investments	(224,616)	210,950
Net increase/(decrease) in net assets from operations	(39,204,312)	(18,315,938)
SHAREHOLDER DISTRIBUTIONS:
Distributions from net investment income	(16,901,142)	(21,731,314)
Net decrease in net assets from shareholder distributions	(16,901,142)	(21,731,314)
CAPITAL SHARE TRANSACTIONS:
Repurchase of common stock under stock repurchase program (143,349 and 0 shares, respectively)	(1,099,932)	-
Net increase/(decrease) in net assets from common share transactions	(1,099,932)	-
Total increase/(decrease) in net assets	(57,205,386)	(40,047,252)
Net assets at beginning of period	619,920,384	729,856,881
Net assets at end of period including accumulated undistributed net investment income of $19,116,562 and $20,332,513, respectively	$562,714,998	$689,809,629

Net asset value per common share	$10.01	$11.74
Common shares outstanding at end of period	56,193,803	58,733,284

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the three months ended December 31
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS	$(39,204,312)	$(18,315,938)
ADJUSTMENTS TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(3,817,899)	(2,082,905)
Net amortization of premium/(discount) on investments	(229,653)	(387,216)
Amortization of deferred financing costs	788,924	599,148
Net realized (gain)/loss from investments	(5,378,048)	216,584
Net deferred income taxes	224,616	(210,950)
Net unrealized (appreciation)/depreciation on investments	60,023,619	38,700,337
Proceeds from sale and settlements of investments	97,056,910	98,691,113
Purchases, originations and participations	(46,686,682)	(112,342,683)
(Increase)/decrease in operating assets:
Interest receivable	823,758	136,556
Fees receivable	(586,474)	753,477
Other assets	119,967	137,961
Receivable for dispositions and investments sold	(564,347)	6,638,891
Increase/(decrease) in operating liabilities:
Payable for investments purchased, originated and participated	-	(54,995,000)
Management and incentive fees payable, net	(699,307)	436,875
Accounts payable and accrued expenses	(1,027,843)	(122,265)
Interest and fees payable	1,277,906	(252,885)
Administrator expenses payable	(83,165)	9,345
Deferred revenue	28,381	54,774
Due to affiliate	109,066	(18,672)
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	62,175,417	(42,353,453)
Cash flows from financing activities
Repurchase of common stock under stock repurchase program	(1,099,932)	-
Offering costs paid	(118,576)	(32,367)
Borrowings on debt	83,762,825	69,500,000
Paydowns on debt	(116,500,000)	-
Financing costs paid	(2,919,544)	(300,000)
Payments of cash dividends	(16,901,142)	(21,731,314)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(53,776,369)	47,436,319
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	8,399,048	5,082,866
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,714,256	36,731,488
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,113,304	$41,814,354
Supplemental Information:
Interest paid during the period	$4,883,873	$5,990,801
Supplemental non-cash information:
Payment-in-kind interest income	$2,218,068	$2,457,010
Net amortization of premium/(discount) on investments	$229,653	$387,216
Amortization of deferred financing costs	$(788,924)	$(599,148)

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

December 31, 2015

(Unaudited)

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Non-Controlled/ Non-Affiliated Investments:

AAR Intermediate Holdings LLC(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 14.00%, 1.00% LIBOR Floor)(10)(19)	3/30/2019	33,207,993	30,302,820	17,832,476	3.2%
		Warrants to purchase 2.51% of outstanding company equity	3/30/2019	-	2,274,480	-	0.0%
				33,207,993	32,577,300	17,832,476

Accupac, Inc.	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor) (18)	3/20/2020	31,000,000	31,000,000	31,000,000	5.5%
				31,000,000	31,000,000	31,000,000

Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 8.75% Cash, 0.875% LIBOR Floor) (19)	12/11/2020	15,554,250	15,554,250	15,554,250	2.8%
				15,554,250	15,554,250	15,554,250

AESC Holding Corp, Inc.	Retail	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	5/27/2019	20,000,000	20,000,000	20,000,000	3.6%
				20,000,000	20,000,000	20,000,000

Albertville Quality Foods, Inc. (12)	Beverages & Food	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap)(18)	10/31/2018	17,343,750	17,343,750	17,413,819	3.1%
				17,343,750	17,343,750	17,413,819

Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00%)	7/22/2020	7,632,573	7,632,573	7,632,573	1.4%
		Preferred Equity (12.00% PIK)	7/22/2020	1,652,475	1,652,475	577,845	0.1%
		16% of Common Equity of Newco	7/22/2020	-	-	-	0.0%
				9,285,048	9,285,048	8,210,418

American Covers, Inc.	Consumer Discretionary	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(19)	3/1/2021	10,000,000	10,000,000	10,000,000	1.8%
				10,000,000	10,000,000	10,000,000

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2016	16,545,825	16,545,825	16,545,825	2.9%
				16,545,825	16,545,825	16,545,825

Autosplice, Inc. (7)(9)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.00% LIBOR Floor)(19)	6/30/2019	14,725,232	14,725,232	14,468,717	2.6%
				14,725,232	14,725,232	14,468,717

Backcountry.com, Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(19)	6/30/2020	2,575,260	2,575,260	2,571,037	0.5%
				2,575,260	2,575,260	2,571,037

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

BayDelta Maritime LLC	Transportation: Cargo	Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	612,366	0.1%
				-	25,000	612,366

Be Green Packaging, LLC (7)(9)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor)(19)	12/13/2018	5,000,000	5,000,000	4,820,327	0.9%
		Senior Secured First Lien Delayed Draw (LIBOR + 10.00%, 1.00% LIBOR Floor)(19)	12/13/2018	3,416,667	3,416,667	3,319,608	0.6%
		Revolver (LIBOR + 10.00%, 1.00% LIBOR Floor)(19)	12/13/2018	354,167	354,167	328,050	0.1%
		1.13% Partnership Interest in RCAF VI CIV XXIII, L.P.	12/13/2018	-	416,250	86,921	0.0%
				8,770,834	9,187,084	8,554,906

Black Angus Steakhouses, LLC (7)(9)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	4/24/2020	8,060,268	8,060,268	8,023,202	1.4%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00%, 1.00% LIBOR Floor)	4/24/2020	-	-	-	0.0%
		Revolver (LIBOR + 9.00%, 1.00% LIBOR Floor)(27)	4/24/2020	357,143	357,143	357,077	0.1%
				8,417,411	8,417,411	8,380,279

Brantley Transportation LLC (12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00%)(10)	8/2/2017	9,183,928	9,088,925	4,884,647	0.9%
				9,183,928	9,088,925	4,884,647

Calloway Laboratories, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (17.00% PIK) (10)	9/30/2016	40,347,859	29,573,477	-	0.0%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2016	-	68,433	-	0.0%
				40,347,859	29,641,910	-

CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.75% Cash, 1.00% LIBOR Floor)(19)	9/30/2020	17,000,000	17,000,000	17,000,000	3.0%
				17,000,000	17,000,000	17,000,000

ContMid Intermediate Inc.(12)	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	10/25/2019	23,000,000	23,000,000	22,785,732	4.0%
				23,000,000	23,000,000	22,785,732

ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(19)	6/17/2021	12,500,000	12,395,556	12,109,375	2.1%
				12,500,000	12,395,556	12,109,375

Crow Precision Components LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	9/30/2019	13,965,000	13,965,000	13,934,701	2.5%
		350 units of outstanding equity in Wingman Holdings, Inc.	9/30/2019	-	700,000	716,774	0.1%
				13,965,000	14,665,000	14,651,475

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

DHISCO Electronic Distribution, Inc. (7)(12)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 9.00%, 1.50% LIBOR Floor)	11/10/2019	31,238,095	31,238,095	31,310,568	5.6%
		Senior Secured First Lien Term Loan B (10.50% PIK)	2/10/2018	6,448,036	6,448,036	6,436,078	1.1%
		Revolving Credit Facility (LIBOR + 9.00%, 1.50% LIBOR Floor)(24)	5/10/2017	-	-	-	0.0%
		Equity - 1,230,769 Units(22)	2/10/2018	-	1,230,769	2,624,130	0.5%
				37,686,131	38,916,900	40,370,776

DLR Restaurants LLC (12)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	23,663,226	23,663,226	23,160,244	4.1%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	278,924	278,924	274,248	0.0%
				23,942,150	23,942,150	23,434,492

DreamFinders Homes LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	10/1/2018	11,417,103	11,305,812	11,219,587	2.0%
		5,000 common units represent 5% of the outstanding equity interest of Dream Finders Holdings, LLC	10/1/2018	-	180,000	1,783,179	0.3%
				11,417,103	11,485,812	13,002,766

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	3/6/2018	17,337,500	17,337,500	16,799,344	3.0%
				17,337,500	17,337,500	16,799,344

Essex Crane Rental Corp. (12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 12.50% Cash, 1.00% LIBOR Floor)(10)(19)	5/13/2019	20,930,727	20,460,116	3,558,642	0.6%
				20,930,727	20,460,116	3,558,642

FKI Security Group LLC (12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(19)	3/30/2020	14,812,500	14,812,500	14,479,811	2.6%
				14,812,500	14,812,500	14,479,811

Footprint Acquisition LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash)	2/27/2020	5,250,102	5,250,102	5,165,938	0.9%
		Preferred Equity (8.75% PIK)	2/27/2020	5,383,267	5,383,267	4,790,100	0.9%
		150.0 units of Common Stock(23)	2/27/2020	-	-	-	0.0%
				10,633,369	10,633,369	9,956,038

Freedom Powersports LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.50% LIBOR Floor)(19)	9/26/2019	15,000,000	15,000,000	14,970,707	2.7%
				15,000,000	15,000,000	14,970,707

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Harrison Gypsum LLC (12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)(18)	12/21/2018	55,546,997	55,546,997	54,383,843	9.7%
				55,546,997	55,546,997	54,383,843

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	20,278,885	3.6%
				20,000,000	20,000,000	20,278,885

JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.25% Cash)	3/6/2019	22,200,000	22,200,000	21,598,549	3.8%
				22,200,000	22,200,000	21,598,549

Jordan Reses Supply Company LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00%, 1.00% LIBOR Floor)	4/24/2020	20,000,000	20,000,000	19,985,238	3.6%
				20,000,000	20,000,000	19,985,238

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)	2/19/2019	15,810,280	15,136,429	14,957,157	2.6%
		Warrants to purchase 2.36% of the outstanding equity	2/19/2019	-	955,680	145,000	0.0%
				15,810,280	16,092,109	15,102,157

Lucky Strike Entertainment, L.L.C.	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 2.00% PIK)(19)	12/24/2019	10,254,472	10,254,472	10,036,360	1.8%
				10,254,472	10,254,472	10,036,360

Lydell Jewelry Design Studio LLC (12)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 7.50% PIK, 1.50% LIBOR Floor)(11)(18)	9/13/2018	14,711,807	14,269,868	5,889,898	1.0%
		Warrants to purchase 13.3% of the outstanding membership units	9/13/2018	-	-	-	0.0%
				14,711,807	14,269,868	5,889,898

Merchant Cash and Capital LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor)(18)	3/4/2016	17,500,000	17,500,000	17,510,500	3.1%
		Senior Secured Second Lien Term Loan (12.00% Cash)	8/19/2016	15,000,000	15,000,000	14,933,700	2.7%
				32,500,000	32,500,000	32,444,200

Miratech Intermediate Holdings, Inc. (12)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor, 2% PIK)(18)	5/9/2019	13,727,445	13,727,445	13,461,544	2.3%
				13,727,445	13,727,445	13,461,544

Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	3/10/2019	9,032,218	9,032,218	9,155,146	1.6%
				9,032,218	9,032,218	9,155,146

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(19)	9/29/2020	35,278,846	35,278,846	34,734,493	6.2%
				35,278,846	35,278,846	34,734,493

Nielsen & Bainbridge LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 9.25% Cash, 1.00% LIBOR Floor)(18)	8/15/2021	25,000,000	25,000,000	24,213,499	4.3%
				25,000,000	25,000,000	24,213,499

Northern Lights MIDCO LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.50% LIBOR Floor)	11/24/2019	4,523,750	4,523,750	4,588,252	0.8%
				4,523,750	4,523,750	4,588,252

NorthStar Group Services, Inc.	Construction & Building	Unsecured Debt (2.50% Cash, 15.50% PIK)	10/24/2019	23,658,218	23,658,218	23,658,218	4.2%
				23,658,218	23,658,218	23,658,218

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)	12/31/2018	20,288,028	20,288,028	19,383,238	3.4%
				20,288,028	20,288,028	19,383,238

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,537,432	21,537,432	20,926,846	3.7%
				21,537,432	21,537,432	20,926,846

Point.360 (7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash)(19)	7/8/2020	960,000	960,000	960,000	0.2%
		Equity - 479,283 Common Shares(25)	7/8/2020	-	129,406	421,769	0.1%
		Warrants to purchase 2.8% of the outstanding common shares (26)	7/8/2020	-	52,757	284,555	0.1%
				960,000	1,142,163	1,666,324

Prestige Industries LLC	Services: Business	Senior Secured Second Lien Term Loan (18.00% PIK)	11/1/2017	7,506,654	7,463,220	6,889,757	1.2%
		Warrants to purchase 0.63% of the outstanding common units	11/1/2017	-	151,855	-	0.0%
				7,506,654	7,615,075	6,889,757

Prince Mineral Holding Corp.(8)	Wholesale	Senior Secured First Lien Note (11.50%)	12/15/2019	6,800,000	6,747,184	4,972,500	0.9%
				6,800,000	6,747,184	4,972,500

RCS Management Corporation & Specialized Medical Services, Inc. (7)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)(18)	2/29/2016	30,785,260	30,785,260	30,785,260	5.5%
				30,785,260	30,785,260	30,785,260

Reddy Ice Corporation	Beverages & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(18)	11/1/2019	17,000,000	17,000,000	13,165,425	2.3%
				17,000,000	17,000,000	13,165,425

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Response Team Holdings, LLC	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 2.00% LIBOR Floor)(18)	3/28/2019	26,936,514	26,936,514	27,164,397	4.8%
		Preferred Equity (12.00% PIK)	3/28/2019	5,718,078	5,405,897	5,445,440	1.0%
		Warrants to purchase 6.17% of the outstanding common units	3/28/2019	-	429,012	1,492,557	0.3%
				32,654,592	32,771,423	34,102,394

Safeworks LLC(12)	Capital Equipment	Unsecured Debt (12.00% Cash)	1/31/2020	15,000,000	15,000,000	14,972,225	2.7%
				15,000,000	15,000,000	14,972,225

Sendero Drilling Company LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash)	3/18/2019	12,782,816	12,219,116	12,874,085	2.3%
		Warrants to purchase 5.52% of the outstanding common units	3/18/2019	-	793,523	4,934,674	0.9%
				12,782,816	13,012,639	17,808,759

Seotowncenter, Inc.(12)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(19)	9/11/2019	27,500,000	27,500,000	27,038,603	4.8%
		3,249.697 shares of Common Stock(14)	9/11/2019	-	500,000	389,126	0.1%
				27,500,000	28,000,000	27,427,729

Ship Supply Acquisition Corporation (7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(19)	7/31/2020	8,392,431	8,392,431	8,392,011	1.5%
		Revolver (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(19)(20)	7/31/2016	-	-	-	0.0%
				8,392,431	8,392,431	8,392,011

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor)(18)	8/19/2019	5,981,818	5,981,818	5,832,252	1.0%
		263,814.43 Class A Units(15)	8/19/2019	-	263,814	242,409	0.0%
				5,981,818	6,245,632	6,074,661

T. Residential Holdings LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	19,250,000	19,250,000	19,100,557	3.4%
				19,250,000	19,250,000	19,100,557

Taylored Freight Services LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(19)	11/1/2017	15,258,183	15,258,183	14,091,390	2.5%
				15,258,183	15,258,183	14,091,390

Tenere Acquisition Corp.(7)(9)	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	11,283,628	11,283,628	11,416,464	2.0%
				11,283,628	11,283,628	11,416,464

Transtelco Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor)(18)	11/19/2017	18,816,000	18,816,000	18,774,793	3.3%
				18,816,000	18,816,000	18,774,793

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Untangle, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash)	4/18/2019	9,465,000	9,465,000	9,506,196	1.7%
				9,465,000	9,465,000	9,506,196

Velocity Pooling Vehicle LLC	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(18)	5/14/2022	24,000,000	21,086,650	16,804,940	3.0%
				24,000,000	21,086,650	16,804,940

Watermill-QMC Midco, Inc.	Automotive	Senior Secured First Lien Term Loan (13.00% Cash)	6/30/2020	15,312,693	15,312,694	15,327,659	2.7%
		1.3% Partnership Interest in Watermill-QMC Midco Inc. (6)	6/30/2020	-	295,362	380,052	0.1%
				15,312,693	15,608,056	15,707,711

Wheels Up Partners LLC (12)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(19)	10/15/2021	17,857,315	17,857,315	17,771,064	3.1%
				17,857,315	17,857,315	17,771,064

Window Products, Inc.	Construction & Building	Senior Secured Second Lien Term Loan (LIBOR + 10.75% Cash, 1.00% LIBOR Floor)(19)	12/27/2019	14,000,000	14,000,000	14,140,000	2.5%
				14,000,000	14,000,000	14,140,000

Subtotal Non-Controlled / Non-Affiliated Investments				$1,109,857,753	$1,098,861,920	$1,012,558,424

Control Investments:(5)

Capstone Nutrition (12)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.00% PIK, 1.00% LIBOR Floor)(19)	4/28/2019	20,564,336	20,564,336	15,217,609	2.7%
		Senior Secured First Lien Delayed Draw (LIBOR + 11.50% Cash, 1.00% PIK, 1.00% LIBOR Floor)(19)	4/28/2019	4,372,497	4,372,497	3,235,648	0.6%
		7,463.4 Class B Shares, and 15,079.0 Class C Shares represent 33.0% ownership of Cornerstone Research & Development, Inc.	4/28/2019	-	12	-	0.0%
		384.62 Units of Common Stock (13)	4/28/2019	-	400,000	-	0.0%
				24,936,833	25,336,845	18,453,257

MCC Senior Loan Strategy JV I LLC	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		-	23,187,500	22,988,940	4.1%
				-	23,187,500	22,988,940

OmniVere LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 1.00% PIK)	5/5/2019	19,275,662	18,898,313	19,275,662	3.4%
		Unsecured Debt (8.00% PIK) (10)	7/24/2025	13,238,728	12,479,195	5,106,550	0.9%
		Warrants to purchase outstanding equity (21)	5/5/2019	-	872,698	-	0.0%
				32,514,390	32,250,206	24,382,212

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

United Road Towing Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash)	2/21/2020	17,403,909	17,403,909	17,404,008	3.1%
		Preferred Equity Class C (8.00% PIK) (10)	2/21/2020	18,802,789	17,466,376	9,336,901	1.6%
		Preferred Equity Class C-1 (8.00% PIK) (10)	2/21/2020	1,732,849	1,326,945	-	0.0%
		Preferred Equity Class A-2 (8.00% PIK) (10)	2/21/2020	5,097,330	4,664,855	-	0.0%
		65,809.73 Class B Common Units(16)	2/21/2020	-	1,098,096	-	0.0%
				43,036,877	41,960,181	26,740,909

Subtotal Control Investments				$100,488,100	$122,734,732	$92,565,318

Affiliated Investments:

US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.2%
		Preferred Equity - 33,300 Units(17)	9/10/2019	-	3,330,000	3,330,000	0.6%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$6,670,000	$10,000,000	$10,000,000

Total Investments, December 31, 2015				$1,217,015,853	$1,231,596,652	$1,115,123,742	198.2%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest and is net of repayments.

(3)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $22.3 million, $118.6 million and $96.3 million, respectively. The tax cost of investments is $1,211.7 million.

(4)	Percentage is based on net assets of $562,714,998 as of December 31, 2015.

(5)	Control Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	12,711 Units represents 1.3% of partnership interest in Watermill-QMC Partners, LP.

(7)	The investment has an unfunded commitment as of December 31, 2015 (See note 8).

(8)	Securities are exempt from registration under Rule 144a of the Securities Act of 1933. This security represents a fair value of $5.0 million and 0.9% of net assets as of December 31, 2015 and is considered restricted.

(9)	Includes an analysis of the value of any unfunded loan commitments.

(10)	The investment was on non-accrual status as of December 31, 2015.

(11)	The investment was on PIK non-accrual status as of December 31, 2015.

(12)	A portion of this investment was sold via a participation agreement (See note 3).

(13)	384.62 Units represents 1.55% ownership of Cornerstone Research & Development Inc.

(14)	3,249.697 shares of Common Stock represents 2.917% ownership of Boostability Holdings, Inc.

(15)	263,814.43 Class A Units represents 0.882% ownership of Stancor, Inc.

(16)	65,809.73 Class B Common Units Represents 65.8% ownership of United Road Towing, Inc.

(17)	33,300 Units represents 18.167% ownership of US Multifamily, LLC.

(18)	The interest rate on these loans is subject to a base rate plus 1 Month London Interbank Offering Rate ("LIBOR"), which at December 31, 2015 was 0.24%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 1 Month LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR Floor.

(19)	The interest rate on these loans is subject to a base rate plus 3 Month LIBOR, which at December 31, 2015 was 0.41%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 3 Month LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR Floor.

(20)	The investment earns 0.50% commitment fee on all unused commitment. At December 31, 2015, there was $1,036,422 of unused commitment.

(21)	5,055.56 Units of Common Stock, represents 50.56% of the outstanding equity.

(22)	1,230,769 Units represents 4.17% ownership of Pegasus Solutions, Inc.

(23)	150 Units represents 15.0% of Footprint Holding Company, Inc.

(24)	The investment earns 0.50% commitment fee on all unused commitment. At December 31, 2015, there was $3,047,619 of unused commitment.

(25)	479,283 Common Shares represents 3.8% of the outstanding common shares in Point.360.

(26)	351,713 Units represents 2.8% of the outstanding common shares in Point.360.

(27)	The investment earns 0.50% commitment fee on all unused commitment. At December 31, 2015, there was $535,714 of unused commitment.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2015

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Non-Controlled/ Non-Affiliated Investments:

AAR Intermediate Holdings LLC(11)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 12.00%, 1.00% LIBOR Floor)(18)	3/30/2019	31,966,906	30,302,821	22,503,872	3.6%
		Warrants to purchase 1.80% of outstanding company equity	3/30/2019	-	2,274,480	-	0.0%
				31,966,906	32,577,301	22,503,872

Accupac, Inc.	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor) (17)	3/20/2020	35,000,000	35,000,000	34,680,800	5.6%
				35,000,000	35,000,000	34,680,800

AESC Holding Corp, Inc.	Retail	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	5/27/2019	20,000,000	20,000,000	20,149,200	3.3%
				20,000,000	20,000,000	20,149,200

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Albertville Quality Foods, Inc. (11)	Beverages & Food	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap)(17)	10/31/2018	17,452,830	17,452,830	17,580,585	2.8%
				17,452,830	17,452,830	17,580,585

Access Media Holdings, LLC (7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00%)	7/22/2020	7,536,913	7,536,913	7,536,913	1.2%
		Preferred Equity (12.00% PIK)	7/22/2020	1,187,417	1,187,417	207,578	0.0%
		16% of Common Equity of Newco	7/22/2020	-	-	-	0.0%
				8,724,330	8,724,330	7,744,491

American Covers, Inc.	Consumer Discretionary	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	3/1/2021	10,000,000	10,000,000	10,000,000	1.6%
				10,000,000	10,000,000	10,000,000

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2016	16,461,545	16,461,545	16,461,545	2.7%
				16,461,545	16,461,545	16,461,545

Autosplice, Inc. (7)(9)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.00% LIBOR Floor)(18)	6/30/2019	14,817,844	14,817,844	14,773,761	2.4%
				14,817,844	14,817,844	14,773,761

Backcountry.com, Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(18)	6/30/2020	2,583,333	2,583,333	2,583,333	0.4%
				2,583,333	2,583,333	2,583,333

BayDelta Maritime LLC	Transportation: Cargo	Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	460,099	0.1%
				-	25,000	460,099

Be Green Packaging, LLC (7)(9)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor)(18)	12/13/2018	5,000,000	5,000,000	4,823,494	0.8%
		Senior Secured First Lien Delayed Draw (LIBOR + 10.00%, 1.00% LIBOR Floor)(18)	12/13/2018	3,416,667	3,416,667	3,294,714	0.5%
		Revolver (LIBOR + 10.00%, 1.00% LIBOR Floor)(18)	12/13/2018	354,167	354,167	327,425	0.1%
		1.13% Partnership Interest in RCAF VI CIV XXIII, L.P.	12/13/2018	-	416,250	230,894	0.0%
				8,770,834	9,187,084	8,676,527

Black Angus Steakhouses, LLC (7)(9)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	4/24/2020	8,111,607	8,111,607	8,111,607	1.3%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00%, 1.00% LIBOR Floor)	4/24/2020	-	-	-	0.0%
		Revolver (LIBOR + 9.00%, 1.00% LIBOR Floor)	4/24/2020	446,429	446,429	446,429	0.1%
				8,558,036	8,558,036	8,558,036

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Brantley Transportation LLC (11)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00%)	8/2/2017	9,000,000	9,100,912	6,332,324	1.0%

				9,000,000	9,100,912	6,332,324

California Products Corporation	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (13.00%)	5/27/2019	13,750,000	13,750,000	13,837,313	2.2%

				13,750,000	13,750,000	13,837,313

Calloway Laboratories, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (17.00% PIK) (10)	9/30/2016	38,860,511	29,573,477	-	0.0%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2016	-	68,433	-	0.0%

				38,860,511	29,641,910	-

Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.00% PIK, 1.00% LIBOR Floor)(18)	4/28/2019	20,085,144	20,085,144	20,109,849	3.2%
		384.62 Units of Common Stock (12)	4/28/2019	-	400,000	731,126	0.1%
				20,085,144	20,485,144	20,840,975

CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.75% Cash, 1.00% LIBOR Floor)(18)	9/30/2020	17,000,000	17,000,000	17,000,000	2.7%
				17,000,000	17,000,000	17,000,000

ContMid Intermediate Inc.(11)	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	10/25/2019	15,000,000	15,000,000	14,811,049	2.4%
				15,000,000	15,000,000	14,811,049

ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(18)	6/17/2021	12,500,000	12,391,902	12,320,250	2.0%
				12,500,000	12,391,902	12,320,250

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Crow Precision Components LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	9/30/2019	14,000,000	14,000,000	13,998,510	2.3%
		250 units of outstanding equity in Wingman Holdings, Inc.	9/30/2019	-	500,000	589,147	0.1%
				14,000,000	14,500,000	14,587,657

DHISCO Electronic Distribution, Inc. (7)(11)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 9.00%, 1.50% LIBOR Floor)	11/10/2019	31,238,095	31,238,095	31,479,253	5.1%

		Senior Secured First Lien Term Loan B (10.50% PIK)	2/10/2018	6,278,067	6,278,067	6,301,164	1.0%

		Revolving Credit Facility (LIBOR + 9.00%, 1.50% LIBOR Floor)(23)	5/10/2017	-	-	-	0.0%
		Equity - 1,230,769 Units(21)	2/10/2018	-	1,230,769	2,378,890	0.4%
				37,516,162	38,746,931	40,159,307

DLR Restaurants LLC (11)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	23,512,686	23,512,686	23,226,501	3.7%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	276,092	276,092	272,037	0.0%
				23,788,778	23,788,778	23,498,538

DreamFinders Homes LLC (9)	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	10/1/2018	14,091,194	13,971,357	14,140,514	2.3%
		5,000 units of outstanding equity	10/1/2018	-	180,000	1,929,761	0.3%
				14,091,194	14,151,357	16,070,275

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	3/6/2018	17,575,000	17,575,000	17,042,829	2.7%
				17,575,000	17,575,000	17,042,829

Essex Crane Rental Corp. (11)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 12.50% Cash, 1.00% LIBOR Floor)(18)	5/13/2019	20,000,000	20,000,000	19,325,800	3.1%
				20,000,000	20,000,000	19,325,800

FKI Security Group LLC (11)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	3/30/2020	14,906,250	14,906,250	14,616,174	2.4%
				14,906,250	14,906,250	14,616,174

Footprint Acquisition LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash)(17)	2/27/2020	5,250,102	5,250,103	5,151,828	0.8%
		Preferred Equity (8.75% PIK)	2/27/2020	5,151,581	5,151,581	4,652,001	0.8%
		150.0 units of Common Stock(22)	2/27/2020	-	-	-	0.0%
				10,401,683	10,401,684	9,803,829

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Freedom Powersports LLC(7)(9)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.50% LIBOR Floor)(18)	9/26/2019	10,200,000	10,200,000	10,268,663	1.7%
		Senior Secured First Lien Delayed Draw (LIBOR + 11.50% Cash, 1.50% LIBOR Floor)	9/26/2019	3,000,000	3,000,000	3,032,312	0.5%
				13,200,000	13,200,000	13,300,975

Harrison Gypsum LLC (11)	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)(17)	12/21/2018	56,134,983	56,134,983	55,225,035	8.9%
				56,134,983	56,134,983	55,225,035

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	20,523,479	3.3%
				20,000,000	20,000,000	20,523,479

Help/Systems LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	6/28/2020	15,000,000	15,000,000	15,150,000	2.5%
				15,000,000	15,000,000	15,150,000

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.25% Cash)(17)	3/6/2019	22,500,000	22,500,000	22,183,434	3.6%
				22,500,000	22,500,000	22,183,434

Jordan Reses Supply Company LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00%, 1.00% LIBOR Floor)	4/24/2020	20,000,000	20,000,000	20,349,811	3.3%
				20,000,000	20,000,000	20,349,811

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(18)	2/19/2019	15,730,619	15,014,318	15,055,776	2.4%
		Warrants to purchase 2.36% of the outstanding equity	2/19/2019	-	955,680	353,080	0.1%
				15,730,619	15,969,998	15,408,856

Lucky Strike Entertainment, L.L.C.	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 2.00% PIK)(18)	12/24/2019	10,254,472	10,254,472	10,163,515	1.6%
				10,254,472	10,254,472	10,163,515

Lydell Jewelry Design Studio LLC (11)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 7.50% PIK, 1.50% LIBOR Floor)(17)	9/13/2018	14,436,386	14,195,568	11,888,075	1.9%
		Warrants to purchase 13.3% of the outstanding membership units	9/13/2018	-	-	-	0.0%
				14,436,386	14,195,568	11,888,075

Merchant Cash and Capital LLC (9)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor)(17)	3/4/2016	17,500,000	17,500,000	17,547,775	2.8%
		Senior Secured Second Lien Term Loan (12.00% Cash)	8/19/2016	15,000,000	15,000,000	14,978,850	2.4%
				32,500,000	32,500,000	32,526,625

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Meridian Behavioral Health LLC (7)(9)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 11.50%, 2.50% LIBOR Floor)(18)	11/14/2016	10,289,141	10,122,094	10,289,141	1.7%
		Senior Secured First Lien Term Loan B (LIBOR + 11.50%, 2.50% LIBOR Floor)(18)	11/14/2016	6,600,000	6,600,000	6,600,000	1.1%
		Warrants to purchase 8% of the outstanding equity	11/14/2016	-	536,296	5,431,566	0.9%
				16,889,141	17,258,390	22,320,707

Miratech Intermediate Holdings, Inc. (9)(11)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor, 2% PIK)(17)	5/9/2019	13,756,657	13,756,657	13,580,572	2.2%
				13,756,657	13,756,657	13,580,572

Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	3/10/2019	9,140,653	9,140,653	9,274,290	1.5%
				9,140,653	9,140,653	9,274,290

Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(18)	9/29/2020	35,278,846	35,278,846	35,302,130	5.7%
				35,278,846	35,278,846	35,302,130

Nielsen & Bainbridge LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 9.25% Cash, 1.00% LIBOR Floor)(17)	8/15/2021	25,000,000	25,000,000	24,714,648	4.0%
				25,000,000	25,000,000	24,714,648

Northern Lights MIDCO LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.50% LIBOR Floor)	11/24/2019	4,523,750	4,523,750	4,570,584	0.7%
				4,523,750	4,523,750	4,570,584

NorthStar Group Services, Inc.	Construction & Building	Unsecured Debt (2.50% Cash, 15.50% PIK)	10/24/2019	23,181,705	23,181,705	23,181,705	3.7%
				23,181,705	23,181,705	23,181,705

Oxford Mining Company, LLC (9)	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)	12/31/2018	20,160,994	20,160,994	19,387,166	3.1%
				20,160,994	20,160,994	19,387,166

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,427,726	21,427,726	21,083,168	3.4%
				21,427,726	21,427,726	21,083,168

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Point.360 (7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash)(18)	7/8/2020	320,000	320,000	320,000	0.1%
		Equity - 479,283 Common Shares(24)	7/8/2020	-	129,406	479,283	0.1%
		Warrants to purchase 2.8% of the outstanding common shares (25)	7/8/2020	-	52,757	272,711	0.0%
				320,000	502,163	1,071,994

Prestige Industries LLC	Services: Business	Senior Secured Second Lien Term Loan (18.00% PIK)	11/1/2017	7,932,041	7,879,442	7,280,186	1.2%
		Warrants to purchase 0.63% of the outstanding common units	11/1/2017	-	151,855	-	0.0%
				7,932,041	8,031,297	7,280,186

Prince Mineral Holding Corp.(8)	Metals & Mining	Senior Secured First Lien Note (11.50%)	12/15/2019	6,800,000	6,744,599	5,712,000	0.9%
				6,800,000	6,744,599	5,712,000

RCS Management Corporation & Specialized Medical Services, Inc. (7)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan ( LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)(17)	2/29/2016	28,746,290	28,746,290	28,746,290	4.6%
				28,746,290	28,746,290	28,746,290

Red Skye Wireless LLC (7)(9)	Retail	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	6/27/2018	20,387,686	20,387,686	20,666,563	3.3%
				20,387,686	20,387,686	20,666,563

Reddy Ice Corporation	Beverages & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(17)	11/1/2019	17,000,000	17,000,000	13,436,761	2.2%
				17,000,000	17,000,000	13,436,761

Response Team Holdings, LLC	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 2.00% LIBOR Floor)(17)	3/28/2019	25,537,850	25,537,850	25,305,455	4.1%
		Preferred Equity (12.00% PIK)	3/28/2019	5,549,736	5,218,954	5,077,731	0.8%
		Warrants to purchase 6.17% of the outstanding common units	3/28/2019	-	429,012	837,967	0.1%
				31,087,586	31,185,816	31,221,153

Safeworks LLC(11)	Capital Equipment	Unsecured Debt (12.00% Cash)	1/31/2020	15,000,000	15,000,000	15,148,023	2.4%
				15,000,000	15,000,000	15,148,023

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Sendero Drilling Company LLC (9)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash)(17)	3/18/2019	13,026,628	12,427,454	13,106,872	2.1%

		Warrants to purchase 5.52% of the outstanding common units	3/18/2019	-	793,523	4,353,269	0.7%
				13,026,628	13,220,977	17,460,141

Seotowncenter, Inc.(11)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	9/11/2019	27,500,000	27,500,000	27,428,182	4.4%
		3,249.697 shares of Common Stock(13)	9/11/2019	-	500,000	1,184,303	0.2%
				27,500,000	28,000,000	28,612,485

Ship Supply Acquisition Corporation (7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(18)	7/31/2020	8,498,664	8,498,664	8,498,579	1.4%
		Revolver (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(18)(19)	7/31/2016	414,569	414,569	414,569	0.1%
				8,913,233	8,913,233	8,913,148

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor)(17)	8/19/2019	7,000,000	7,000,000	6,815,830	1.1%
		263,814.43 Class A Units(14)	8/19/2019	-	263,814	267,114	0.0%
				7,000,000	7,263,814	7,082,944

T. Residential Holdings LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	19,500,000	19,500,000	19,500,000	3.1%
				19,500,000	19,500,000	19,500,000

Taylored Freight Services LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(18)	11/1/2017	15,330,548	15,330,548	14,274,887	2.3%
				15,330,548	15,330,548	14,274,887

Tempel Steel Company(8)	Metals & Mining	Senior Secured First Lien Note (12.00%)	8/15/2016	11,000,000	10,952,851	10,145,174	1.7%
				11,000,000	10,952,851	10,145,174

Tenere Acquisition Corp.(7)(9)	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	11,359,842	11,359,842	11,627,039	1.9%
				11,359,842	11,359,842	11,627,039

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Transtelco Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor)(17)	11/19/2017	18,864,000	18,864,000	18,924,365	3.1%
				18,864,000	18,864,000	18,924,365

Untangle, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash)(17)	4/18/2019	9,527,500	9,527,500	9,527,690	1.5%
				9,527,500	9,527,500	9,527,690

Velocity Pooling Vehicle LLC	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(17)	5/14/2022	24,000,000	21,008,149	19,832,766	3.2%
				24,000,000	21,008,149	19,832,766

Watermill-QMC Midco, Inc.	Automotive	Senior Secured First Lien Term Loan (13.00% Cash)	6/30/2020	15,409,609	15,409,609	15,409,609	2.5%
		1.3% Partnership Interest in Watermill-QMC Midco Inc. (6)	6/30/2020	-	295,362	295,362	0.0%
				15,409,609	15,704,971	15,704,971

Wheels Up Partners LLC (11)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(18)	10/15/2021	18,230,736	18,230,736	18,311,863	3.1%
				18,230,736	18,230,736	18,311,863

Window Products, Inc.	Construction & Building	Senior Secured Second Lien Term Loan (LIBOR + 10.75% Cash, 1.00% LIBOR Floor)(18)	12/27/2019	14,000,000	14,000,000	14,140,000	2.3%
				14,000,000	14,000,000	14,140,000

Subtotal Non-Controlled / Non-Affiliated Investments				$1,213,639,618	$1,206,547,508	$1,156,759,365

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Control Investments:(5)

MCC Senior Loan Strategy JV I LLC	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		-	14,437,500	14,215,834	2.3%
				-	14,437,500	14,215,834

OmniVere LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 1.00% PIK)(18)	5/5/2019	17,805,885	17,406,591	17,805,885	2.9%
		Unsecured Debt (8.00% PIK) (10)	7/24/2025	12,971,722	12,482,834	7,059,693	1.1%
		Warrants to purchase outstanding equity (20)	5/5/2019	-	872,698	-	0.0%
				30,777,607	30,762,123	24,865,578

United Road Towing Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash)(18)	2/21/2020	17,000,000	17,000,000	16,489,975	2.7%
		Preferred Equity Class C (8.00% PIK) (10)	2/21/2020	18,802,789	17,466,375	17,747,200	2.9%
		Preferred Equity Class C-1 (8.00% PIK) (10)	2/21/2020	1,326,945	1,326,946	27,028	0.0%
		Preferred Equity Class A-2 (8.00% PIK) (10)	2/21/2020	4,996,578	4,664,855	690,695	0.1%
		65,809.73 Class B Common Units(15)	2/21/2020	-	1,098,096	161,892	0.0%
				42,126,312	41,556,272	35,116,790

Subtotal Control Investments				$42,126,312	$55,993,772	$49,332,624

Affiliated
Investments:

US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.1%
		Preferred Equity - 33,300 Units(16)	9/10/2019	-	3,330,000	3,330,000	0.5%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$6,670,000	$10,000,000	$10,000,000

Total Investments, September 30, 2015				$1,262,435,930	$1,272,541,280	$1,216,091,989	196.2%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest and is net of repayments.

(3)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $32.9 million, $71.4 million and $38.5 million, respectively. The tax cost of investments is $1,253.0 million.
(4)	Percentage is based on net assets of $619,920,384 as of September 30, 2015.
(5)	Control Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(6)	12,711 Units represents 1.3% of partnership interest in Watermill-QMC Partners, LP.
(7)	The investment has an unfunded commitment as of September 30, 2015 (See note 8).
(8)	Securities are exempt from registration under Rule 144a of the Securities Act of 1933. These securities represent a fair value of $15.9 million and 2.6% of net assets as of September 30, 2015 and are considered restricted.
(9)	Includes an analysis of the value of any unfunded loan commitments.
(10)	The investment was on non-accrual status as of September 30, 2015.
(11)	A portion of this investment was sold via a participation agreement (See note 3).
(12)	384.62 Units represents 1.55% ownership of Cornerstone Research & Development Inc.
(13)	3,249.697 shares of Common Stock represents 2.917% ownership of Boostability Holdings, Inc.
(14)	263,814.43 Class A Units represents 0.882% ownership of Stancor, Inc.
(15)	65,809.73 Class B Common Units Represents 65.8% ownership of United Road Towing, Inc.
(16)	33,300 Units represents 18.167% ownership of US Multifamily, LLC.
(17)	The interest rate on these loans is subject to a base rate plus 1 Month London Interbank Offering Rate ("LIBOR"), which at September 30, 2015 was 0.20%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 1 Month LIBOR rate at September 30, 2015, the prevailing rate in effect at September 30, 2015 was the base rate plus the LIBOR Floor.
(18)	The interest rate on these loans is subject to a base rate plus 3 Month LIBOR, which at September 30, 2015 was 0.33%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 3 Month LIBOR rate at September 30, 2015, the prevailing rate in effect at September 30, 2015 was the base rate plus the LIBOR Floor.
(19)	The investment earns 0.50% commitment fee on all unused commitment. At September 30, 2015, there was $621,853.46 of unused commitment.
(20)	5,055.56 Units of Common Stock, represents 50.56% of the outstanding equity
(21)	1,230,769 Units represents 4.17% ownership of Pegasus Solutions, Inc.
(22)	150 Units represents 15.0% of Footprint Holding Company, Inc.
(23)	The investment earns 0.50% commitment fee on all unused commitment. At September 30, 2015, there was $3,047,619.05 of unused commitment.
(24)	479,283 Common Shares represents 3.8% of the outstanding common shares in Point.360.
(25)	351,713 Units represents 2.8% of the outstanding common shares in Point.360.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015

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

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Fee income for the three months ended December 31, 2015 and 2014 was approximately $3.0 million, and $4.1 million, respectively (see Note 9).

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt.

Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as other fee income when the services are rendered.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three months ended December 31, 2015 and 2014, the Company earned approximately $2.2 million and $2.5 million in PIK, net of reserves respectively.

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

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest Receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At December 31, 2015, seven investments were on non-accrual status with a combined fair value of approximately $46.6 million, or 4.2% of the fair value of our portfolio. At September 30, 2015, three investments were on non-accrual status with a combined fair value of approximately $25.5 million, or 2.1% of the fair value of our portfolio.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There is no provision for federal excise tax for 2015 accrued at December 31, 2015.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of December 31, 2015 and September 30, 2015, the Company recorded a deferred tax liability of $2.0 million and $1.8 million, respectively, on the consolidated statements of assets and liabilities. The change in provision for deferred taxes is included as a component of net gain/(loss) on investments in the consolidated statements of operations. For the three months ended December 31, 2015 and 2014, the change in provision for deferred taxes were $(0.2) million and $0.2 million, respectively.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at December 31, 2015. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of December 31, 2015 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$723,570	58.7%	$640,696	57.4%
Senior Secured Second Lien Term Loans	356,609	28.9	344,582	30.9
Senior Secured First Lien Notes	26,747	2.2	25,252	2.3
Unsecured Debt	51,416	4.2	44,011	3.9
MCC Senior Loan Strategy JV I LLC	23,188	1.9	22,989	2.1
Equity/Warrants	50,067	4.1	37,594	3.4
Total	$1,231,597	100.0%	$1,115,124	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At December 31, 2015 and September 30 2015, the total fair value of warrants was $7.6 million and $11.9 million, respectively, and were included in investments at fair value on the consolidated statement of assets and liabilities.

Total unrealized losses related to warrants for the three months ended December 31, 2015 and 2014 were $3.4 million and $3.0 million, respectively and were recorded on the consolidated statement of operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements.  During the three months ended December 31, 2015, the Company did not acquire any warrant positions.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2015 (dollars in thousands):

	Fair Value	Percentage
Construction & Building	$142,846	12.8%
Services: Business	135,127	12.1
Automotive	105,329	9.5
Banking, Finance, Insurance & Real Estate	100,868	9.1
Healthcare & Pharmaceuticals	84,778	7.6
Hotel, Gaming & Leisure	82,222	7.4
Aerospace & Defense	69,247	6.2
Energy: Oil & Gas	57,325	5.1
Containers, Packaging & Glass	54,657	4.9
Telecommunications	40,039	3.6
Chemicals, Plastics & Rubber	32,343	2.9
Beverages & Food	30,579	2.7
Capital Equipment	29,452	2.6
Consumer goods: Durable	24,214	2.2
Multisector Holdings	22,989	2.1
Retail	22,571	2.0
Metals & Mining	19,383	1.7
Services: Consumer	17,000	1.5
High Tech Industries	14,469	1.3
Consumer Discretionary	10,000	0.9
Media: Broadcasting & Subscription	8,211	0.7
Consumer goods: Non-durable	5,890	0.5
Wholesale	4,973	0.5
Transportation: Cargo	612	0.1
Total	$1,115,124	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2015 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$161,700	13.3%
Construction & Building	103,939	8.6
Banking, Finance, Insurance & Real Estate	101,899	8.4
Automotive	99,414	8.2
Healthcare & Pharmaceuticals	92,258	7.6
Metals & Mining	90,469	7.4
Hotel, Gaming & Leisure	73,821	6.1
Aerospace & Defense	69,885	5.7
Energy: Oil & Gas	63,339	5.2
Containers, Packaging & Glass	58,766	4.8
Chemicals, Plastics & Rubber	46,548	3.8
Retail	43,399	3.6
Telecommunications	40,519	3.3
Beverages & Food	39,575	3.3
Capital Equipment	29,764	2.4
Consumer goods: Durable	24,715	2.0
Services: Consumer	17,000	1.4
High Tech Industries	14,774	1.2
Multisector Holdings	14,216	1.2
Consumer goods: Non-durable	11,888	1.0
Consumer Discretionary	10,000	0.8
Media: Broadcasting & Subscription	7,744	0.6
Transportation: Cargo	460	0.1
Total	$1,216,092	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at December 31, 2015 (dollars in thousands):

	Fair Value	Percentage
Midwest	$299,727	26.9%
Southwest	252,585	22.7
Southeast	190,892	17.1
West	184,302	16.5
Northeast	113,799	10.2
Mid-Atlantic	73,819	6.6
Total	$1,115,124	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2015 (dollars in thousands):

	Fair Value	Percentage
Midwest	$387,086	31.8%
Southwest	254,265	20.9
West	192,906	15.9
Southeast	177,269	14.6
Northeast	126,756	10.4
Mid-Atlantic	77,810	6.4
Total	$1,216,092	100.0%

Transactions With Affiliated Companies

During the three months ended December 31, 2015 and 2014, the Company had investments in portfolio companies designated as controlled investments and affiliates under the 1940 Act. Transactions with control investments and affiliates were as follows:

Name of Investment	Fair Value at September 30, 2015	Purchases (Sales) of/Advances to Affiliates	Transfers In/(Out) of Affiliates	Fair Value at December 31, 2015	Income Earned	Unrealized Gain/(Loss)	Realized Gain/(Loss)
Controlled Investments
Capstone Nutrition	$-	$4,329,897	$20,840,975	$18,453,257	$783,359	$(7,239,419)	$-
MCC Senior Loan Strategy JV I LLC(1)	14,215,834	8,750,000	-	22,988,940	-	23,106	-
OmniVere LLC	24,865,578	833,333	-	24,382,212	655,456	(1,971,448)	-
United Road Towing, Inc.	35,116,790	-	-	26,740,909	412,766	(8,779,789)	-
Total Controlled Investments	$74,198,202	$13,913,230	$20,840,975	$92,565,318	$1,851,581	$(17,967,550)	$-

Non-Controlled Affiliates
US Multifamily, LLC	$10,000,000	$-	$-	$10,000,000	$166,750	$-	$-
Total Non-Controlled Affiliates	$10,000,000	$-	$-	$10,000,000	$166,750	$-	$-

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

Name of Investment	Fair Value at September 30, 2014	Purchases (Sales) of/Advances to Affiliates	Transfers In/(Out) of Affiliates	Fair Value at December 31, 2014	Income Earned	Unrealized Gain/(Loss)(1)	Realized Gain/(Loss)(1)
Controlled Investments
United Road Towing, Inc.	$38,244,386	$-	$-	$38,244,294	$885,356	$(4,783,914)	$-
Total Controlled Investments	$38,244,386	$-	$-	$38,244,294	$885,356	$(4,783,914)	$-

Non-Controlled Affiliates
US Multifamily, LLC	$10,000,000	$-	$-	$10,000,000	$166,750	$-	$-
Cymax Stores, Inc.	11,434,667	-	-	11,634,907	419,881	-	1,449,030
Total Non-Controlled Affiliates	$21,434,667	$-	$-	$21,634,907	$586,631	$-	$1,449,030

(1)	The prior year table has been modified to conform to the current year.

Purchases (sales) of/advances (distributions) to affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the three months ended December 31, 2015 and 2014, respectively. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from affiliates is included in total investment income on the consolidated statements of operations for the three months ended December 31, 2015 and 2014, respectively.

Loan Participation Sales

The Company sells portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At December 31, 2015, there were 15 participation agreements outstanding with an aggregate fair value of $281.9 million. At September 30, 2015, there were 14 participation agreements outstanding with an aggregate fair value of $301.6 million. Such investments where the Company has retained a proportionate interest are included in the consolidated schedule of investments. All of these investments are classified within Level 3 of the fair value hierarchy, as defined in Note 4.

During the three months ended December 31, 2015 and 2014, the Company made interest and principal payments to the sub-participant in the aggregate amount of $2.1 million, and $9.8 million, respectively. Under the terms of the participation agreements, the Company will make periodic payments to the sub-participant equal to the sub-participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

As of December 31, 2015, MCC JV had total capital commitments of $100.0 million with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $26.5 million was funded as of December 31, 2015 relating to these commitments, of which $23.2 was from the Company.

On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with initial commitments of $100 million subject to leverage and borrowing base restrictions. The JV Facility will bear interest at a rate of LIBOR (with no minimum) + 2.50% per annum. The revolving loan period ends on August 4, 2021 and the final maturity date is August 4, 2022. As of December 31, 2015, there was $7.2 million outstanding under the JV Facility.

At December 31, 2015 and September 30, 2015, MCC JV had total assets at fair value of $29.4 million and $14.3 million, respectively. As of December 31, 2015 and September 30, 2015, MCC JV’s portfolio was comprised of senior secured first lien term loans to 9 and 5 borrowers, respectively. As of December 31, 2015 and September 30, 2015, none of these loans were on non-accrual status.

Below is a summary of MCC JV’s portfolio, followed by a listing of the individual loans in MCC JV’s portfolio as of December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Senior secured loans(1)	$29,647,571	$14,373,473
Weighted average current interest rate on senior secured loans(2)	6.82%	7.17%
Number of borrowers in MCC JV	9	5
Largest loan to a single borrower(1)	$4,000,000	$3,000,000
Total of five largest loans to borrowers(1)	$17,934,333	$14,373,473

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	9/3/2021	2,800,000	2,773,350	2,772,000	10.5%
				2,800,000	2,773,350	2,772,000

CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term loans (LIBOR + 6.75%, 1.00% LIBOR Floor)(1)	9/30/2020	3,000,000	2,983,363	3,000,000	11.4%
				3,000,000	2,983,363	3,000,000

CRGT, Inc.	High Tech Industries	Senior Secured First Lien Term loans (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	12/19/2020	2,962,025	2,955,025	2,948,317	11.2%
				2,962,025	2,955,025	2,948,317

Language Line, Inc.	Telecommunications	Senior Secured First Lien Term loans (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	7/7/2021	3,934,334	3,913,618	3,901,560	14.9%
				3,934,334	3,913,618	3,901,560

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	6/4/2020	2,984,920	2,984,920	2,943,877	11.2%
				2,984,920	2,984,920	2,943,877

MB Aerospace ACP Holdings Corp.	Aerospace and Defense	Senior Secured First Lien Term loans (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	12/15/2022	4,000,000	3,960,000	3,960,000	15.1%
				4,000,000	3,960,000	3,960,000

Quanex Building Products Corporation	Construction and Building	Senior Secured First Lien Term loans (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	11/2/2022	4,000,000	3,983,211	3,980,000	15.1%
				4,000,000	3,983,211	3,980,000

Sundial Brands LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term loans (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	10/19/2021	3,000,000	2,941,840	2,940,000	11.2%
				3,000,000	2,941,840	2,940,000

Sirius Computer Solutions, Inc.	Wholesale	Senior Secured First Lien Term loans (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	10/30/2022	2,966,292	2,908,021	2,906,967	11.1%
				2,966,292	2,908,021	2,906,967

Total Investments, December 31, 2015				$29,647,571	$29,403,348	$29,352,721	111.7%

(1)	Represents the weighted average annual current interest rate as of December 31, 2015. All interest rates are payable in cash, unless otherwise noted.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	9/3/2021	2,800,000	2,772,167	2,772,000	17.0%
				2,800,000	2,772,167	2,772,000

CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term loans (LIBOR + 6.75%, 1.00% LIBOR Floor)(1)	9/30/2020	3,000,000	2,982,480	3,000,000	18.5%
				3,000,000	2,982,480	3,000,000

CRGT, Inc.	High Tech Industries	Senior Secured First Lien Term loans (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	12/19/2020	2,981,013	2,973,610	2,973,560	18.3%
				2,981,013	2,973,610	2,973,560

Language Line, Inc.	Telecommunications	Senior Secured First Lien Term loans (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	7/7/2021	2,600,000	2,574,605	2,596,750	16.0%
				2,600,000	2,574,605	2,596,750

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	6/4/2020	2,992,460	2,992,460	2,939,191	18.1%
				2,992,460	2,992,460	2,939,191

Total Investments, September 30, 2015				$14,373,473	$14,295,322	$14,281,501	87.9%

(1)	Represents the weighted average annual current interest rate as of September 30, 2015. All interest rates are payable in cash, unless otherwise noted.
(2)	Represents the fair value in accordance with ASC 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

Below is certain summarized financial Information for MCC JV as of December 31, 2015 and September 30, 2015, and for the three months ended December 31, 2015:

	As of December 31, 2015	As of September 30, 2015
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: of $29,403,348 and $14,295,322, respectively)	$29,352,721	$14,281,501
Cash	10,502,417	977,318
Other assets	50,101	34,869
Deferred financing costs (net of amortization of $85,636, and $34,302, respectively)	1,143,058	1,196,392
Total assets	$41,048,297	$16,490,080

Payable for unsettled trades	$7,395,751	$-
Line of credit	7,200,000	-
Other liabilities	134,545	162,857
Interest payable	44,927	80,556
Total liabilities	14,775,223	243,413
Members' capital	26,273,074	16,246,667
Total liabilities and members' capital	$41,048,297	$16,490,080

	For the three months ended December 31
	2015	2014(1)
Selected Consolidated Statement of Operations Information:
Total revenues	$355,113	N/A
Total expenses	(291,814)	N/A
Net unrealized depreciation	(36,806)	N/A
Net realized gains	1,867	N/A
Net income/(loss)	$28,360	N/A

(1)	MCC JV did not commence operations until July 2015.

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of December 31, 2015 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$-	$640,696	$640,696
Senior Secured Second Lien Term Loans	-	-	344,582	344,582
Senior Secured First Lien Notes	-	-	25,252	25,252
Unsecured Debt	-	-	44,011	44,011
Equity/Warrants	422	430	36,742	37,594
Total	$422	$430	$1,091,283	$1,092,135
MCC Senior Loan Strategy JV I LLC				$22,989
Total Investments, at fair value				$1,115,124

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended December 31, 2015 (dollars in thousands):

	Senior Secured	Senior Secured	Senior Secured	Unsecured	Equities/
	First Lien Loans	Second Lien Loans	Notes	Debt	Warrants	Total
Balance as of September 30, 2015	$695,970	$372,176	$30,669	$45,661	$50,584	$1,195,060
Purchases and other adjustments to cost	3,232	393	9	476	460	4,570
Issuance	24,190	10,000	-	-	624	34,814
Sales	(44,834)	(32,900)	-	-	-	(77,734)
Settlements	-	-	(11,000)	-	(5,840)	(16,840)
Net realized gains (losses) from investments	151	-	39	-	5,303	5,493
Net transfers in and/or out of Level 3	-	-	4,972	-	-	4,972
Net unrealized gains (losses)	(38,013)	(5,087)	563	(2,126)	(14,389)	(59,052)
Balance as of December 31, 2015	$640,696	$344,582	$25,252	$44,011	$36,742	$1,091,283

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

Net change in unrealized loss included in earnings related to investments still held as of December 31, 2015 and 2014, was approximately $75.8 million and $31.5 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended December 31, 2015, one of our Senior Secured Notes with a fair value of $5.0 million transferred from Level 2 to Level 3 because of the decrease in availability of the transaction data or the inputs to the valuation became observable. During the three months ended December 31, 2014, one of our Senior Secured Notes with a fair value of $10.4 million transferred from Level 3 to Level 2 because of the increase in availability of the transaction data or the inputs to the valuation became observable.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of December 31, 2015 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$538,262	Income Approach (DCF)	Market yield	8.38% - 16.75% (11.90%)

Senior Secured First Lien Term Loans	17,832	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1) and 2015 EBITDA Multiple(1)	0.50x - 1.00x (1.00x)/3.50x - 4.50x (4.50x)

Senior Secured First Lien Term Loans	7,633	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1), 2015 EBITDA Multiple(1), Revenue Generating Unit Price	1.00x - 1.25x (1.13x)/12.00x - 13.00x (12.50x)/$393.75 - $525.00 ($459.38)

Senior Secured First Lien Term Loans	18,453	Market Approach (Guideline Comparable)	LTM EBITDA Multiple(1)	5.75x-5.75x(5.75x)

Senior Secured First Lien Term Loans	4,885	Market Approach (Guideline Comparable)	LTM Revenue Multiple(1)	0.75x - 1.25x (0.88x)

Senior Secured First Lien Term Loans	19,276	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1)	0.50x - 1.25x (1.25x)

Senior Secured First Lien Term Loans	3,559	Enterprise Valuation Analysis	Sale of Business, Asset Sale, Precedent Transaction	$93.0M-$93.0M ($93.0M); $64.3M-$128.5M ($128.5M); $13.2M-$19.9M ($19.9M)

Senior Secured First Lien Term Loans	5,890	Market Approach (Guideline Comparable)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1)	0.50x-1.00x (0.88x); 4.50x-5.00x (4.88x)

Senior Secured First Lien Term Loans	24,906	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A

Senior Secured Second Lien Term Loans	286,282	Income Approach (DCF)	Market yield	10.45% - 19.94% (12.42%)

Senior Secured Second Lien Term Loans	14,091	Income Approach (DCF)	Cost of equity	18.00%-18.00% (18.00%)

Senior Secured Second Lien Term Loans	16,805	Income Approach (DCF)	Market Yield/Cost of equity	14.42%-14.42% (14.42%); 18.00%-20.00% (19.00%)

Senior Secured Second Lien Term Loans	17,404	Market Approach (Guideline Comparable)	LTM EBITDA Multiple(1)	6.00x-6.50x (6.25x)

Senior Secured Second Lien Term Loans	10,000	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A

Senior Secured Notes	25,252	Income Approach (DCF)	Market yield	9.81%-22.03% (12.22%)

Unsecured Debt	38,904	Income Approach (DCF)	Market yield	12.06% - 18.00% (15.71%)

Unsecured Debt	5,107	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1)	0.50x - 1.25x (1.25x)

Equity	10,235	Income Approach (DCF)	Market yield	11.60%-13.60% (12.70%)

Equity	578	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1), 2015 EBITDA Multiple(1), Revenue Generating Unit Price	1.00x - 1.25x (1.13x)/12.00x - 13.00x (12.50x)/$393.75 - $525.00 ($459.38)

Equity	9,717	Market Approach (Guideline Comparable)	LTM EBITDA Multiple(1)	4.50x-6.25x (6.18x)

Equity	12,270	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple(1)	4.25x -8.00x (6.11x)/3.75x -7.50x (5.49x)

Warrants	-	Market Approach (Guideline Comparable)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1)	0.50x-1.00x (0.88x); 4.50x-5.00x (4.88x)

Warrants	-	Market Approach (Guideline Comparable)	NTM EBITDA Multiple(1)	4.50x - 6.00x (4.57x)

Warrants	-	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1) and 2015 EBITDA Multiple(1)	0.50x - 1.00x (1.00x)/3.50x - 4.50x (4.50x)

Warrants	-	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1)	0.50x - 1.25x (0.55x)

Warrants	612	Market Approach (Guideline Comparable)/Option Model	LTM and NTM EBITDA Multiple(1), Volatilty	5.50x - 6.50x (6.00x); 5.00x - 6.00x (5.50x); 30.89% - 89.32% (45.0%)

Equity	3,330	Income Approach (DCF)	Discount Rate	8.00%-12.00% (8.00%)

Total	$1,091,283

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2015 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$594,118	Income Approach (DCF)	Market yield	8.08% - 15.25% (11.48%)

Senior Secured First Lien Term Loans	22,504	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1) and 2015 EBITDA Multiple(1)	0.50x - 1.00x (0.75x)/3.50x - 4.50x (4.00x)

Senior Secured First Lien Term Loans	7,537	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1), 2015 EBITDA Multiple(1), Revenue Generating Unit Price	1.00x - 1.25x (1.13x)/12.00x - 13.00x (12.50x)/$393.75 - $525.00 ($459.38)

Senior Secured First Lien Term Loans	6,332	Market Approach (Guideline Comparable)	LTM EBITDA Multiple(1)	4.00x - 5.00x (5.00x)

Senior Secured First Lien Term Loans	-	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1)	0.40x - 0.60x (0.50x)

Senior Secured First Lien Term Loans	17,806	Market Approach (Guideline Comparable)	2015 EBITDA Multiple(1)	6.25x - 6.75x (6.50x)

Senior Secured First Lien Term Loans	11,888	Income Approach (DCF) and Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple(1), Discount Rate	4.50x - 5.00x (4.50x)/4.50x - 5.00x (4.50x)/20.0% - 22.0% (21.5%)

Senior Secured First Lien Term Loans	35,785	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A

Senior Secured Second Lien Term Loans	340,621	Income Approach (DCF)	Market yield	9.58% - 18.38% (11.79%)

Senior Secured Second Lien Term Loans	7,280	Income Approach (DCF)	Market yield, Cost of equity	15.93%/19.00%-21.00% (19.00%)

Senior Secured Second Lien Term Loans	14,275	Income Approach (DCF)	Cost of equity	16.00%-18.00% (17.00%)

Senior Secured Second Lien Term Loans	10,000	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A

Senior Secured Notes	30,669	Income Approach (DCF)	Market yield	9.46%-22.42% (13.75%)

Unsecured Debt	38,601	Income Approach (DCF)	Market yield	11.71% - 18.00% (15.52%)

Unsecured Debt	7,060	Market Approach (Guideline Comparable)	2015 EBITDA Multiple(1)	6.25x - 6.75x (6.50x)

Equity	208	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1), 2015 EBITDA Multiple(1), Revenue Generating Unit Price	1.00x - 1.25x (1.13x)/12.00x - 13.00x (12.50x)/$393.75 - $525.00 ($459.38)

Equity	5,078	Income Approach (DCF)	Market yield	14.63%-14.63% (14.63%)

Equity	18,627	Option Model	LTM EBITDA Multiple(1)/Discount Rate/Volatility	5.5x-6.5x (6.0x) / 12.0% -14.0% (12.0%) / 17.0% - 44.9% (25.0%)

Equity	7,869	Market Approach (Guideline Comparable)	LTM and 2015 EBITDA Multiple(1)	7.50x -7.50x (7.50x)/5.50x -7.00x (6.69x)

Warrants	-	Income Approach (DCF) and Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple(1), Discount Rate	4.50x - 5.00x (4.50x)/4.50x - 5.00x (4.50x)/20.0% - 22.0% (21.5%)

Warrants	14,486	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple(1)	4.25x - 10.00x (7.18x); 3.75x -10.00x (6.78x)

Warrants	231	Market Approach (Guideline Comparable)	2015 EBITDA Multiple(1)	4.0x - 7.5x (7.5x)

Warrants	-	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1) and 2015 EBITDA Multiple(1)	0.50x - 1.00x (0.75x)/3.50x - 4.50x (4.00x)

Warrants	-	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1)	0.40x - 0.60x (0.50x)

Warrants	460	Market Approach (Guideline Comparable)/Option Model	LTM and NTM EBITDA Multiple(1), Volatilty	5.50x - 6.50x (6.00x); 5.00x - 6.00x (5.50x); 12.28% - 20.27% (45.0%)

Equity	3,330	Income Approach (DCF)	Discount Rate	8.00%-12.00% (8.00%)

Equity	295	Market Approach (Guideline Comparable)	LTM EBITDA Multiple(1)	4.00x - 5.00x (4.50x)

Total	$1,195,060

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

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

The Company’s outstanding debt as of December 31, 2015 and September 30, 2015 was as follows (dollars in thousands):

	As of
	December 31, 2015			September 30, 2015
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$343,500	$89,200	$89,200	$343,500	$192,700	$192,700
Term Loan Facility	174,000	174,000	174,000	174,000	174,000	174,000
2019 Notes	40,000	40,000	40,000	40,000	40,000	40,000
2021 Notes	70,763	70,763	70,763	N/A	N/A	N/A
2023 Notes	63,500	63,500	63,500	63,500	63,500	63,500
SBA Debentures	150,000	150,000	150,000	150,000	150,000	150,000
Total	$841,763	$587,463	$587,463	$771,000	$620,200	$620,200

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

As of December 31, 2015, total commitments under the Facilities are $517.5 million, comprised of $343.5 million committed to the Revolving Credit Facility and $174.0 million funded under the Term Loan Facility.

At December 31, 2015, the carrying amount of our borrowings under the Facilities approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2015 and September 30, 2015, the Facilities would be deemed to be Level 3, as defined in Note 4.

As of December 31, 2015 and September 30, 2015, $7.5 million and $7.4 million, respectively, of financing costs related to the Revolving Facility have been capitalized and are being amortized over their respective terms. As of December 31, 2015 and September 30, 2015, $3.9 million and $3.9 million of financing costs related to the Term Loan Facility have been capitalized and are being amortized over their respective terms.

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities for the three months ended December 31, 2015 and 2014 (dollars in thousands):

	For the three months ended December 31
	2015	2014
Revolving Facility interest	$1,202	$1,419
Revolving Facility commitment fee	287	201
Term Facility interest	1,445	1,507
Amortization of deferred financing costs	488	372
Agency and Other Fees	21	20
Total	$3,443	$3,519
Weighted average stated interest rate	3.2%	3.2%
Weighted average outstanding balance	$332,070	$359,918

As of December 31, 2015 and September 30, 2015, there was $89.2 million and $192.7 million, respectively, outstanding under the Revolving Facility. As of December 31, 2015 and September 30, 2015, there was $174.0 million outstanding under the Term Loan Facility.

Unsecured Senior Notes

On March 21, 2012, the Company issued $40.0 million in aggregate principal amount of 7.125% unsecured notes that mature on March 30, 2019 (the “2019 Notes”). The 2019 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 30, 2015. The 2019 Notes bear interest at a rate of 7.125% per year, payable quarterly on March 30, June 30, September 30 and December 31 of each year, beginning June 30, 2012. The 2019 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MCQ”.

On March 18, 2013, the Company issued $60.0 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes”). The 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 30, 2016. The 2023 Notes bear interest at a rate of 6.125% per year, payable quarterly on March 30, June 30, September 30 and December 31 of each year, beginning June 30, 2013. The 2023 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MCV”.

On March 26, 2013, the Company closed an additional $3.5 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes.

On December 17, 2015, the Company issued $70.8 million in aggregate principal amount of 6.50% unsecured notes that mature on January 30, 2021 (the “2021 Notes” and together with the 2019 Notes and 2023 Notes, the “Notes”). The 2021 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 30, 2019. The 2021 Notes bear interest at a rate of 6.50% per year, payable quarterly on January 30, April 30, July 30 and October 30 of each year, beginning January 30, 2016. The 2021 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MCX”.

At December 31, 2015, the carrying amount and fair value of the 2019 Notes was $40.0 million and $40.3 million, respectively. At September 30, 2015, the carrying amount and fair value of the 2019 Notes was $40.0 million and $40.0 million, respectively. At December 31, 2015, the carrying amount and fair value of the 2023 Notes was $63.5 million and $61.6 million, respectively. At September 30, 2015, the carrying amount and fair value of the 2023 Notes was $63.5 million and $62.1 million, respectively. At December 31, 2015, the carrying amount and fair value of the 2021 Notes was $70.8 million and $69.8 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. At December 31, 2015 and September 30, 2015 the Notes would be deemed to be Level 1, as defined in Note 4.

As of December 31, 2015 and September 30, 2015, $1.5 million and $1.5 million, respectively, of financing costs related to the 2019 Notes have been deferred and are being amortized over their respective terms. As of December 31, 2015 and September 30, 2015, $2.1 million and $2.1 million, respectively, of financing costs related to the 2023 Notes have been deferred and are being amortized over their respective terms. As of December 31, 2015, $2.9 million of financing costs related to the 2021 Notes have been deferred and are being amortized over their respective terms.

For the three months ended December 31, 2015 and 2014, the components of interest expense, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the three months ended December 31
	2015	2014
2019 Unsecured Notes interest	$713	$713
2021 Unsecured Notes interest	166	N/A
2023 Unsecured Notes interest	972	972
Amortization of deferred financing costs	129	106
Total	$1,980	$1,791
Weighted average stated interest rate	6.4%	6.5%
Weighted average outstanding balance	$114,268	$103,500

As of December 31, 2015 and September 30, 2015, $40.0 million and $63.5 million in aggregate principal amount of the 2019 Notes and the 2023 Notes were outstanding, respectively. As of December 31, 2015, $70.8 million in aggregate principal amount of the 2021 Notes was outstanding.

SBA Debentures

On March 26, 2013, SBIC LP received an SBIC license from the SBA.

The SBIC license allows the SBIC LP to obtain leverage by issuing SBA-guaranteed debentures (“SBA Debentures”), subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA Debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA Debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA Debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC LP’s assets over our stockholders in the event we liquidate the SBIC LP or the SBA exercises its remedies under the SBA Debentures issued by the SBIC LP upon an event of default.

SBA regulations currently limit the amount that the SBIC LP may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.

As of December 31, 2015, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding. As of September 30, 2015, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding that mature between September 2023 and September 2025.

Our fixed-rate SBA Debentures as of December 31, 2015 and September 30, 2015 were as follows (dollars in thousands):

	December 31, 2015		September 30, 2015
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate
September 2013	$5,000	4.404%	$5,000	4.404%
March 2014	39,000	3.951	39,000	3.951
September 2014	50,000	3.370	50,000	3.370
September 2014	6,000	3.775	6,000	3.775
September 2015	50,000	3.571	50,000	3.571
Weighted Average Rate/Total	$150,000	3.639%	$150,000	3.639%

As of December 31, 2015, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2015, and September 30, 2015 the SBA Debentures would be deemed to be Level 3, as defined in Note 4.

As of December 31, 2015 and September 30, 2015, $5.1 million and $5.1 million, respectively, of financing costs related to the SBA Debentures have been deferred and are being amortized over their respective terms.

For the three months ended December 31, 2015 and 2014, the components of interest, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the three months ended December 31
	2015	2014
SBA Debentures interest	$1,376	$926
Amortization of deferred financing costs	171	121
Total	$1,547	$1,047
Weighted average stated interest rate	3.6%	3.7%
Weighted average outstanding balance	$150,000	$100,000

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

For the three months ended December 31, 2015 and 2014, the Company incurred base management fees to MCC Advisors of $5.4 million and $5.8 million, respectively. For the three months ended December 31, 2015 and 2014, we incurred $3.9 million and $5.1 million of incentive fees related to pre-incentive fee net investment income, respectively.

As of December 31, 2015 and September 30, 2015, $9.3 million and $10.0 million were included in “management and incentive fees payable,” in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three months ended December 31, 2015 and 2014, we incurred $0.9 million, and $1.0 million in administrator expenses, respectively.

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

Note 8. Commitments

Unfunded commitments

As of December 31, 2015 and September 30, 2015, we had commitments under loan and financing agreements to fund up to $15.0 million to 8 portfolio companies and $28.1 million to 12 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and a revolver and an analysis of their value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2015 and September 30, 2015 is shown in the table below (dollars in thousands):

	As of
	December 31, 2015	September 30, 2015
DHISCO Electronic Distribution, Inc. - Revolver	$3,048	$3,048
Autosplice, Inc	3,026	3,026
RCS Management Corporation & Specialized Medical Services, Inc	3,000	5,000
Tenere Acquisition Corp.	2,000	2,000
Ship Supply Acquisition Corporation	1,036	622
Point.360	960	1,600
Black Angus Steakhouses, LLC - Delayed Draw TL	893	893
Black Angus Steakhouses, LLC - Revolver	536	446
Be Green Manufacturing and Distribution Centers LLC - Revolver	479	479
Red Skye Wireless LLC	-	7,500
Freedom Powersports LLC - (DDTL)	-	1,800
Be Green Manufacturing and Distribution Centers LLC - Delayed Draw TL	-	750
Meridian Behavioral Health, LLC (Term Loan B)	-	500
Access Media Holdings, LLC	-	424
Total	$14,978	$28,088

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

Note 9. Fee Income

The fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, transaction break-up fee and other miscellaneous fees. The following tables summarize the Company’s fee income for the three months ended December 31, 2015 and 2014 (dollars in thousands):

	For the three months ended December 31
	2015	2014
Origination fee	$1,008	$1,700
Prepayment fee	482	1,070
Amendment fee	1,103	761
Administrative agent fee	190	145
Other fees	276	407
Fee income	$3,059	$4,083

Note 10. Directors Fees

The independent directors each receive an annual fee of $55,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended December 31, 2015 and 2014, we accrued $0.1 million and $0.2 million for directors’ fees expense, respectively.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended December 31, 2015 and 2014 (dollars in thousands except share and per share amounts):

	For the three months ended December 31
Basic and diluted	2015	2014

Net increase / (decrease) in net assets from operations	$(39,204)	$(18,316)
Weighted average common shares outstanding	56,300,067	58,733,284
Earnings per common share-basic and diluted	$(0.70)	$(0.31)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended December, 2015 and 2014:

	For the three months ended December 31
	2015	2014
Per share data:
Net asset value per share at beginning of period	$11.00	$12.43

Net investment income (1)	0.28	0.35
Net realized gains (losses) on investments	0.10	-
Net unrealized appreciation/(depreciation) on investments	(1.07)	(0.66)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	(0.01)	-
Net increase (decrease) in net assets	(0.70)	(0.31)

Dividends declared	(0.30)	(0.37)

Repurchase of common stock under stock repurchase program	0.01	-
Other (2)	-	(0.01)

Net asset value at end of period	$10.01	$11.74
Net assets at end of period	$562,714,998	$689,809,629
Shares outstanding at end of period	56,193,803	58,733,284

Per share market value at end of period	$7.52	$9.24
Total return based on market value (3)	4.87%	(18.48)%
Total return based on net asset value (4)	(5.59)%	(1.59)%
Portfolio turnover rate	15.26%	6.86%

The following is a schedule of ratios and supplemental data for the three months ended December 31, 2015 and 2014:

	For the three months ended December 31
	2015	2014
Ratios: (5)
Ratio of net investment income to average net assets	9.85%	12.13%
Ratio of total expenses to average net assets	11.80%	11.57%
Ratio of incentive fees to average net assets	2.46%	3.03%

Supplemental Data:
Ratio of operating expenses to average net assets	9.33%	8.54%
Percentage of non-recurring fee income (6)	8.33%	9.88%
Average debt outstanding (7)	$596,337,821	$563,418,478
Average debt outstanding per common share	$10.59	$9.59
Asset coverage ratio per unit (8)	2,286	2,405
Average market value per unit
Facilities (9)	N/A	N/A
SBA Debentures (9)	N/A	N/A
Notes due 2019	$25.18	$25.46
Notes due 2021	$24.56	N/A
Notes due 2023	$24.69	$24.41

(1)	Net investment income based on total weighted average common stock outstanding equals $0.28, and $0.35 per share for the three months ended December 31, 2015 and 2014, respectively.
(2)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(4)	Total annual return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(5)	Ratios are annualized.
(6)	Represents the impact of the non-recurring fees over investment income.
(7)	Based on daily weighted average balance of debt outstanding during the period.
(8)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.
(9)	The Facilities and SBA Debentures are not registered for public trading.

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

The following table summarizes the Company’s dividend distributions during the three months ended December 31, 2015 and 2014:

Date Declared	Record Date	Payment Date	Amount Per Share
During the three months ended December 31, 2015
11/5/2015	11/25/2015	12/18/2015	$0.30
			$0.30

Date Declared	Record Date	Payment Date	Amount Per Share
During the three months ended December 31, 2014
10/30/2014	11/26/2014	12/12/2014	$0.37
			$0.37

Note 14. Stock Repurchase Program

The following table summarizes our share repurchases under our stock repurchase program for the three months ended December 31, 2015 (dollars in thousands):

For the three months ended December 31, 2015
Dollar amount repurchased	$1,100
Shares Repurchased	143,349
Average price per share	$7.68
Weighted average discount to Net Asset Value	30.2%

On February 5, 2015, our Board of Directors approved a share repurchase program pursuant to which we can purchase up to an aggregate amount of $30 million of our common stock between the period of the approval date and February 5, 2016. On December 4, 2015, the Board of Directors extended the duration of the share repurchase program through December 31, 2016, and increased the aggregate amount to $50.0 million. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. This program may be limited or terminated at any time without prior notice. Since the inception of the program, the Company's net asset value per share was increased by approximately $0.13 as a result of the share repurchases.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended December 31, 2015, except as disclosed below.

On December 3, 2015, MCC Advisors recommended and, in consultation with the Board, agreed to reduce fees under the investment management agreement. Pursuant to a fee waiver agreement executed by MCC Advisors on February 8, 2016, effective January 1, 2016, the base management fee will be calculated at an annual rate of 1.75% of up to $1.0 billion of the Company’s gross assets and 1.50% of any amounts over $1.0 billion of the Company’s gross assets, and payable quarterly in arrears (the “Reduced Base Management Fee”). The Reduced Base Management Fee will be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters and will be appropriately pro-rated for any partial quarter.

In addition, effective January 1, 2016, the incentive fee based on net investment income will be determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted as described below (the “Reduced Incentive Fee on Net Investment Income”), from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since January 1, 2016). We refer to such period as the “Trailing Twelve Quarters.” The hurdle amount for the Reduced Incentive Fee on Net Investment Income is determined on a quarterly basis, and is equal to 1.5% multiplied by the Company’s net assets at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments to the Company’s net assets, as determined as of the beginning of each applicable calendar quarter, in order to account for any capital raising or other capital actions as a result of any issuances by the Company of its common stock (including issuances pursuant to our dividend reinvestment plan), any repurchase by the Company of its own common stock, and any dividends paid by the Company, each as may have occurred during the relevant quarter. Any Reduced Incentive Fee on Net Investment Income will be paid to MCC Advisors on a quarterly basis, and will be based on the amount by which (A) aggregate net investment income (“Ordinary Income”) in respect of the relevant Trailing Twelve Quarters exceeds (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the "Excess Income Amount." For the avoidance of doubt, Ordinary Income is net of all fees and expenses, including the Reduced Base Management Fee but excluding any incentive fee on pre-incentive fee net investment income or on the Company’s capital gains.

Quarterly Incentive Fee Based on Net Investment Income

The Reduced Incentive Fee on Net Investment Income for each quarter is determined as follows:

•	No incentive fee based on net investment income is payable to MCC Advisors for any calendar quarter for which there is no Excess Income Amount.
•	100% of the Ordinary Income, if any, that exceeds the hurdle amount, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 1.8182% multiplied by the Company’s net assets at the beginning of each applicable calendar quarter, as adjusted as noted above, comprising the relevant Trailing Twelve Quarters is included in the calculation of the Reduced Incentive Fee on Net Investment Income; and
•	17.5% of the Ordinary Income that exceeds the Catch-up Amount is included in the calculation of the Reduced Incentive Fee on Net Investment Income.

The amount of the Reduced Incentive Fee on Net Investment Income that will be paid to MCC Advisors for a particular quarter will equal the excess of the incentive fee so calculated minus the aggregate incentive fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters but not in excess of the Incentive Fee Cap (as described below).

The Reduced Incentive Fee on Net Investment Income that is paid to MCC Advisors for a particular quarter is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap for any quarter is an amount equal to (a) 17.5% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters minus (b) the aggregate incentive fees based on net investment income that was paid in respect of the first eleven calendar quarters (or a portion thereof) included in the relevant Trailing Twelve Quarters.

“Cumulative Net Return” means (X) the Ordinary Income in respect of the relevant Trailing Twelve Quarters minus (Y) any Net Capital Loss (as defined below), if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no incentive fee based on net investment income to MCC Advisors for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the Reduced Incentive Fee based on Net Investment Income that is payable to MCC Advisors for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay a Reduced Incentive Fee on Net Investment Income to MCC Advisors equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the Reduced Incentive Fee on Net Investment Income that is payable to MCC Advisors for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay a Reduced Incentive Fee on Net Investment Income to MCC Advisors, calculated as described above, for such quarter without regard to the Incentive Fee Cap.

“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, and dilution to the Company’s net assets due to capital raising or capital actions, in such period and (ii) aggregate capital gains, whether realized or unrealized and accretion to the Company’s net assets due to capital raising or capital action, in such period.

Dilution to the Company’s net assets due to capital raising is calculated, in the case of issuances of common stock, as the amount by which the net asset value per share was adjusted over the transaction price per share, multiplied by the number of shares issued. Accretion to the Company’s net assets due to capital raising is calculated, in the case of issuances of common stock (including issuances pursuant to our dividend reinvestment plan), as the excess of the transaction price per share over the amount by which the net asset value per share was adjusted, multiplied by the number of shares issued. Accretion to the Company’s net assets due to other capital action is calculated, in the case of repurchases by the Company of its own common stock, as the excess of the amount by which the net asset value per share was adjusted over the transaction price per share multiplied by the number of shares repurchased by the Company.

For the avoidance of doubt, the purpose of the new fee structure is, beginning as of January 1, 2016, to permanently reduce aggregate fees payable to MCC Advisors by the Company. Beginning January 1, 2016, in order to ensure that the Company will pay MCC Advisors aggregate fees on a cumulative basis under the new fee structure that are less than the aggregate fees otherwise due under the Management Agreement, MCC advisors will, at the end of each quarter, calculate aggregate base management fees and incentive fees on net investment income under both the new fee structure and the fee structure under the Management Agreement, and if, at any time after January 1, 2016, the aggregate fees on a cumulative basis under the new fee structure would be greater than the aggregate fees on a cumulative basis under the fee structure under the Management Agreement, MCC Advisors shall only be entitled to the lesser of those two amounts.

On January 14, 2016, the Company closed an additional $3.3 million in aggregate principal amount of the 2021 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes.

On February 1, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.30 per share payable on March 18, 2016, to stockholders of record at the close of business on February 24, 2016.

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

Portfolio and Investment Activity

As of December 31, 2015 and 2014, our portfolio had a fair market value of approximately $1,123.5 million and $1,222.7 million, respectively. The following table summarizes our portfolio and investment activity during the three months ended December 31, 2015 and 2014 (dollars in thousands):

	For the three months ended December 31
	2015	2014
Investments made in new portfolio companies	$15,554	$74,748
Investments made in existing portfolio companies	28,011	19,119
Aggregate amount in exits and repayments	(94,574)	(80,215)
Net investment activity	$(51,009)	$13,652

Portfollio Companies, at beginning of period	72	79
Number of new portfolio companies	1	4
Number of exited portfolio companies	(5)	(7)
Portfolio companies, at end of period	68	76

Number of investments in existing portfolio companies	12	10

The following table summarizes the amortized cost and the fair value of our average portfolio company investment and largest portfolio company investment as of December 31, 2015 (dollars in thousands):

	As of December 31, 2015
	Amortized Cost	Fair Value
Average portfolio company investment	$18,112	$16,399
Largest portfolio company investment	55,547	54,384

The following table summarizes the amortized cost and the fair value of our average portfolio company investment and largest portfolio company investment as of December 31, 2014 (dollars in thousands):

	As of December 31, 2014
	Amortized Cost	Fair Value
Average portfolio company investment	$16,971	$16,089
Largest portfolio company investment	38,270	38,270

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2015 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$723,570	58.7%	$640,696	57.4%
Senior Secured Second Lien Term Loans	356,609	28.9	344,582	30.9
Senior Secured First Lien Notes	26,747	2.2	25,252	2.3
Unsecured Debt	51,416	4.2	44,011	3.9
MCC Senior Loan Strategy JV I LLC	23,188	1.9	22,989	2.1
Equity/Warrants	50,067	4.1	37,594	3.4
Total	$1,231,597	100.0%	$1,115,124	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2015 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$740,831	58.2%	$695,970	57.2%
Senior Secured Second Lien Term Loans	379,115	29.8	372,176	30.6
Senior Secured First Lien Notes	37,697	3.0	36,380	3.0
Unsecured Debt	50,941	4.0	45,661	3.7
MCC Senior Loan Strategy JV I LLC	14,437	1.1	14,216	1.2
Equity/Warrants	49,520	3.9	51,689	4.3
Total	$1,272,541	100.0%	$1,216,092	100.0%

As of December 31, 2015, our income-bearing investment portfolio, which represented nearly 92.2% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 12.2%, and 79.3% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 20.7% bore interest at fixed rates.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2015 (dollars in thousands):

Investment Performance Rating	Fair Value	Percentage
1	$96,296	8.6%
2	900,320	80.7
3	109,059	9.8
4	-	-
5	9,449	0.9
Total	$1,115,124	100.0%

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2015 (dollars in thousands):

Investment Performance Rating	Fair Value	Percentage
1	$146,699	12.0%
2	947,949	78.0
3	121,444	10.0
4	-	-
5	-	-
Total	$1,216,092	100.0%

Results of Operations

Operating results for the three months ended December 31, 2015 and 2014 are as follows (dollars in thousands):

	For the three months ended December 31
	2015	2014
Total investment income	$34,427	$39,849
Total expenses, net	18,761	19,459
Net investment income	15,666	20,390
Net realized gains (losses)	5,378	(217)
Net unrealized gains (losses) on investments	(60,024)	(38,700)
Change in provision for deferred taxes on unrealized gains/(loss) on investments	(224)	211
Net increase in net assets resulting from operations	$(39,204)	$(18,316)

Investment Income

For the three months ended December 31, 2015, investment income totaled $34.4 million, of which $31.4 million was attributable to portfolio interest and dividend income, and $3.0 million to fee income. For the three months ended December 31, 2014, investment income totaled $39.9 million, of which $35.8 million was attributable to portfolio interest and $4.1 million to fee income.

Operating Expenses

Operating expenses for the three months ended December 31, 2015 and 2014 are as follows (dollars in thousands):

	For the three months ended December 31
	2015	2014
Base management fees	$5,347	$5,784
Incentive fees	3,916	5,098
Interest and financing expenses	6,970	6,357
Administrator expenses	916	1,022
General and administrative	710	350
Professional fees	633	532
Insurance	135	143
Directors fees	134	173
Expenses	$18,761	$19,459

For the three months ended December 31, 2015, total operating expenses before manager expense waiver and reimbursement decreased by $0.7 million, or (3.6%), compared to the three months ended December 31, 2014.

Interest and financing expenses were higher in the three months ended December 31, 2015 than the three months ended December 31, 2014 as a result of an increase in commitment on a four-year senior secured revolving credit facility, issuing $40.0 million in aggregate principal amount of 7.125% unsecured notes that mature on March 30, 2019 (the “2019 Notes“), an increase in commitment on a five-year senior secured term loan credit facility, issuing $63.5 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes“), issuing $70.8 million in aggregate principal amount of 6.50% unsecured notes that mature on January 30, 2021 (the “2021 Notes”), and issuing SBA-guaranteed debentures (“SBA Debentures”).

Excluding interest and financing expenses, expenses decreased for the three months ended December 31, 2015 compared to the three months ended December 31, 2014 due to a decrease in base management fees, incentive fees, and administrative service fees offset by an increase in professional fees and general and administrative expenses. Base management fees, which are calculated based on average gross assets, decreased due to the decline in the portfolio throughout the period. The incentive fee decreased as a result of the decrease in pre-incentive fee net investment income. Administrative service fees decreased due to lower administrator expenses. Professional fees have increased due to higher legal, audit, and valuation service expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended December 31, 2015 and 2014, we recognized $5.4 million of realized gain and $0.2 million of realized loss on our portfolio investments, respectively.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended December 31, 2015 and 2014, we had $60.0 million and $38.7 million of unrealized depreciation, respectively, on portfolio investments.

Provision for Deferred Taxes on Unrealized Appreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended December 31, 2015 and 2014, the Company recognized a provision for deferred tax on unrealized gains of ($0.2) million and $0.2 million for consolidated subsidiaries, respectively.

Changes in Net Assets from Operations

For the three months ended December 31, 2015, we recorded a net decrease in net assets resulting from operations of $39.2 million compared to a net decrease in net assets resulting from operations of $18.3 million for the three months ended December 31, 2014 as a result of the factors discussed above. Based on 56,300,067 and 58,733,284 weighted average common shares outstanding for the three months ended December, 2015 and 2014, respectively, our per share net decrease in net assets resulting from operations was $0.70 for the three months ended December 31, 2015 compared to a per share net decrease in net assets from operations of $0.31 for the three months ended December 31, 2014.

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

On March 18, 2013, the Company issued $60.0 million in aggregate principal amount of the 2023 Notes. The 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 30, 2016. The 2023 Notes bear interest at a rate of 6.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2013. The 2023 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MCV”.

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

On December 17, 2015, the Company issued $70.8 million in aggregate principal amount of 6.50% unsecured notes that mature on January 30, 2021 (the ‘‘2021 Notes’’ and together with the 2019 Notes and 2023 Notes, the “Notes”). The 2021 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 30, 2019. The 2021 Notes bear interest at a rate of 6.50% per year, payable quarterly on January 30, April 30, July 30 and October 30 of each year, beginning January 30, 2016. The 2021 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol ‘‘MCX’’.

As of December 31, 2015, total commitments under the Facilities are $517.5 million, comprised of $343.5 million committed to the Revolving Credit Facility and $174.0 million funded under the Term Loan Facility.

As of December 31, 2015, we had $24.1 million in cash. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

The SBIC license allows the SBIC LP to obtain leverage by issuing SBA Debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA Debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA Debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA Debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC LP’s assets over our stockholders in the event we liquidate the SBIC LP or the SBA exercises its remedies under the SBA Debentures issued by the SBIC LP upon an event of default.

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

As of December 31, 2015, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2015 and September 30, 2015, we had commitments under loan and financing agreements to fund up to $15.0 million to 8 portfolio companies and $28.1 million to 12 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and a revolver and an analysis of their value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2015 and September 30, 2015 is shown in the table below (dollars in thousands):

	As of
	December 31, 2015	September 30, 2015
DHISCO Electronic Distribution, Inc. - Revolver	$3,048	$3,048
Autosplice, Inc	3,026	3,026
RCS Management Corporation & Specialized Medical Services, Inc	3,000	5,000
Tenere Acquisition Corp.	2,000	2,000
Ship Supply Acquisition Corporation	1,036	622
Point.360	960	1,600
Black Angus Steakhouses, LLC - Delayed Draw TL	893	893
Black Angus Steakhouses, LLC - Revolver	536	446
Be Green Manufacturing and Distribution Centers LLC - Revolver	479	479
Red Skye Wireless LLC	-	7,500
Freedom Powersports LLC - (DDTL)	-	1,800
Be Green Manufacturing and Distribution Centers LLC - Delayed Draw TL	-	750
Meridian Behavioral Health, LLC (Term Loan B)	-	500
Access Media Holdings, LLC	-	424
Total	$14,978	$28,088

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at December 31, 2015 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Revolving Facility	$89,200	$-	$-	$89,200	$-
Term Loan Facility	174,000	-	-	174,000	-
7.125% Notes	40,000	-	-	40,000	-
6.50% Notes	70,763	-	-	-	70,763
6.125% Notes	63,500	-	-	-	63,500
SBA Debenture	150,000	-	-	-	150,000
Total contractual obligations	$587,463	$-	$-	$303,200	$284,263

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

On March 27, 2015, Medley Capital Corporation and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (“MCC JV”). Medley Capital Corporation and GALIC have committed to provide $100 million of equity to MCC JV, with Medley Capital Corporation providing $87.5 million and GALIC providing $12.5 million. MCC JV commenced operations on July 15, 2015. On August 4, 2015, MCC JV entered into a senior secured revolving  credit facility (the “JV Facility”) led by Credit Suisse, AG with initial commitments of $100 million. As of December 31, 2015, MCC JV has not drawn on the JV Facility. As of December 31, 2015, MCC JV had total investments at fair value of $29.4 million. As of December 31, 2015, MCC JV’s portfolio was comprised of senior secured first lien loans to 9 different borrowers. As of December 31, 2015, none of these loans were on non-accrual status.

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

The following table summarizes the dividend distributions during the three months ended December 31, 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
11/5/2015	11/25/2015	12/18/2015	$0.30

Stock Repurchase Program

The following table summarizes our share repurchases under our stock repurchase program for the three months ended December 31, 2015 (dollars in thousands):

For the three months ended December 31, 2015
Dollar amount repurchased	$1,100
Shares Repurchased	143,349
Average price per share	$7.68
Weighted average discount to Net Asset Value	30.2%

On February 5, 2015, our Board of Directors approved a share repurchase program pursuant to which we can purchase up to an aggregate amount of $30 million of our common stock between the period of the approval date and February 5, 2016. On December 4, 2015, the Board of Directors extended the duration of the share repurchase program through December 31, 2016, and increased the aggregate amount to $50.0 million. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. This program may be limited or terminated at any time without prior notice. Since the inception of the program, the Company's net asset value per share was increased by approximately $0.13 as a result of the share repurchases.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At December 31, 2015, seven investments were on non-accrual status with a combined fair value of approximately $46.6 million, or 4.2% of the fair value of our portfolio. At September 30, 2015, three investments were on non-accrual status with a combined fair value of approximately $25.5 million, or 2.1% of the fair value of our portfolio.

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

Recent Developments

On December 3, 2015, MCC Advisors recommended and, in consultation with the Board, agreed to reduce fees under the investment management agreement. Pursuant to a fee waiver agreement executed by MCC Advisors on February 8, 2016, effective January 1, 2016, the base management fee will be calculated at an annual rate of 1.75% of up to $1.0 billion of the Company’s gross assets and 1.50% of any amounts over $1.0 billion of the Company’s gross assets, and payable quarterly in arrears (the “Reduced Base Management Fee”). The Reduced Base Management Fee will be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters and will be appropriately pro-rated for any partial quarter.

In addition, effective January 1, 2016, the incentive fee based on net investment income will be determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted as described below (the “Reduced Incentive Fee on Net Investment Income”), from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since January 1, 2016). We refer to such period as the “Trailing Twelve Quarters.” The hurdle amount for the Reduced Incentive Fee on Net Investment Income is determined on a quarterly basis, and is equal to 1.5% multiplied by the Company’s net assets at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments to the Company’s net assets, as determined as of the beginning of each applicable calendar quarter, in order to account for any capital raising or other capital actions as a result of any issuances by the Company of its common stock (including issuances pursuant to our dividend reinvestment plan), any repurchase by the Company of its own common stock, and any dividends paid by the Company, each as may have occurred during the relevant quarter. Any Reduced Incentive Fee on Net Investment Income will be paid to MCC Advisors on a quarterly basis, and will be based on the amount by which (A) aggregate net investment income (“Ordinary Income”) in respect of the relevant Trailing Twelve Quarters exceeds (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the "Excess Income Amount." For the avoidance of doubt, Ordinary Income is net of all fees and expenses, including the Reduced Base Management Fee but excluding any incentive fee on pre-incentive fee net investment income or on the Company’s capital gains.

Quarterly Incentive Fee Based on Net Investment Income

The Reduced Incentive Fee on Net Investment Income for each quarter is determined as follows:

•	No incentive fee based on net investment income is payable to MCC Advisors for any calendar quarter for which there is no Excess Income Amount.
•	100% of the Ordinary Income, if any, that exceeds the hurdle amount, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 1.8182% multiplied by the Company’s net assets at the beginning of each applicable calendar quarter, as adjusted as noted above, comprising the relevant Trailing Twelve Quarters is included in the calculation of the Reduced Incentive Fee on Net Investment Income; and
•	17.5% of the Ordinary Income that exceeds the Catch-up Amount is included in the calculation of the Reduced Incentive Fee on Net Investment Income.

The amount of the Reduced Incentive Fee on Net Investment Income that will be paid to MCC Advisors for a particular quarter will equal the excess of the incentive fee so calculated minus the aggregate incentive fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters but not in excess of the Incentive Fee Cap (as described below).

The Reduced Incentive Fee on Net Investment Income that is paid to MCC Advisors for a particular quarter is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap for any quarter is an amount equal to (a) 17.5% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters minus (b) the aggregate incentive fees based on net investment income that was paid in respect of the first eleven calendar quarters (or a portion thereof) included in the relevant Trailing Twelve Quarters.

“Cumulative Net Return” means (X) the Ordinary Income in respect of the relevant Trailing Twelve Quarters minus (Y) any Net Capital Loss (as defined below), if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no incentive fee based on net investment income to MCC Advisors for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the Reduced Incentive Fee based on Net Investment Income that is payable to MCC Advisors for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay a Reduced Incentive Fee on Net Investment Income to MCC Advisors equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the Reduced Incentive Fee on Net Investment Income that is payable to MCC Advisors for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay a Reduced Incentive Fee on Net Investment Income to MCC Advisors, calculated as described above, for such quarter without regard to the Incentive Fee Cap.

“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, and dilution to the Company’s net assets due to capital raising or capital actions, in such period and (ii) aggregate capital gains, whether realized or unrealized and accretion to the Company’s net assets due to capital raising or capital action, in such period.

Dilution to the Company’s net assets due to capital raising is calculated, in the case of issuances of common stock, as the amount by which the net asset value per share was adjusted over the transaction price per share, multiplied by the number of shares issued. Accretion to the Company’s net assets due to capital raising is calculated, in the case of issuances of common stock (including issuances pursuant to our dividend reinvestment plan), as the excess of the transaction price per share over the amount by which the net asset value per share was adjusted, multiplied by the number of shares issued. Accretion to the Company’s net assets due to other capital action is calculated, in the case of repurchases by the Company of its own common stock, as the excess of the amount by which the net asset value per share was adjusted over the transaction price per share multiplied by the number of shares repurchased by the Company.

For the avoidance of doubt, the purpose of the new fee structure is, beginning as of January 1, 2016, to permanently reduce aggregate fees payable to MCC Advisors by the Company. Beginning January 1, 2016, in order to ensure that the Company will pay MCC Advisors aggregate fees on a cumulative basis under the new fee structure that are less than the aggregate fees otherwise due under the Management Agreement, MCC advisors will, at the end of each quarter, calculate aggregate base management fees and incentive fees on net investment income under both the new fee structure and the fee structure under the Management Agreement, and if, at any time after January 1, 2016, the aggregate fees on a cumulative basis under the new fee structure would be greater than the aggregate fees on a cumulative basis under the fee structure under the Management Agreement, MCC Advisors shall only be entitled to the lesser of those two amounts.

On January 14, 2016, the Company closed an additional $3.3 million in aggregate principal amount of the 2021 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes.

On February 1, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.30 per share payable on March 18, 2016, to stockholders of record at the close of business on February 24, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended December 31, 2015, we did not engage in hedging activities.

As of December 31, 2015, 79.3% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate floor as of December 31, 2015 was as follows (dollars in thousands):

	December 31, 2015
	Fair Value	% of Floating Rate Portfolio
Under 1%	$158,521	19.4%
1% to under 2%	577,428	70.8
2% to under 3%	61,899	7.6
3%	17,510	2.2
Total	$815,358	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2015, the following table (dollars in thousands) shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase (1)	Interest Income	Interest Expense	Net Increase (Decrease)
100	$2,800	$5,200	$(2,400)
200	9,600	10,300	(700)
300	17,600	15,500	2,100
400	25,500	20,700	4,800
500	33,400	25,800	7,600

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on December 4, 2015, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended December 31, 2015 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Other Information.

None.

Item 5. Exhibits.

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

4.2	Indenture, dated February 7, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.2 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333- 179237), filed on February 13, 2012).

4.3	First Supplemental Indenture, dated March 21, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 2 to the Registrant Statement on Form N-2 (File No. 333-179237), filed on March 21, 2012).

4.4	Second Supplemental Indenture, dated March 18, 2013, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 7 to the Registrant Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

4.5	Statement of Eligibility of Trustee on Form T-1 (Incorporated by reference to Exhibit d.5 to the Registrant’s Registration Statement on Form N-2, filed on March 15, 2013).

10.1	Form of Amended and Restated Investment Management Agreement between Registrant and MCC Advisors LLC (Incorporated by reference to Exhibit 99.G to Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on N-2, filed on December 10, 2013).

10.2	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

10.3	Form of Administration Agreement (Incorporated by reference to Exhibit 99.K to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

10.4	Form of Sub-Administration Agreement (Incorporated by reference to Exhibit 99.K.4 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 22, 2010).

10.5	Form of Trademark License Agreement (Incorporated by reference to Exhibit 99.K.3 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

10.6	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

10.7	Senior Secured Revolving Credit Agreement among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated August 4, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2011).

10.8	Guarantee, Pledge and Security Agreement among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent, dated August 4, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2011).

10.9	Amendment No. 1, dated as of August 31, 2012, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2012).

10.10	Amendment No. 2, dated as of December 7, 2012, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment No. 1 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012 (Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2012).

10.11	Amendment No. 3, dated as of March 28, 2013, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1 and 2 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012 and December 7, 2012, respectively (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2013).

10.12	Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2012).

10.13	Amendment No. 1, dated as of December 7, 2012, to the Senior Secured Term Loan Credit Agreement dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2012).

10.14	Amendment No. 2, dated as of January 23, 2013, to the Senior Secured Term Loan Credit Agreement dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment No. 1 to the Senior Secured Term Loan Credit Agreement, dated as of January 23, 2013 (Incorporated by reference to the Current Report on Form 8-K filed on January 29, 2013).

10.15	Amendment No. 3, dated as of March 28, 2013, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1 and 2 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012 and January 23, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2013).

10.16	Amendment No. 4, dated as of May 1, 2013, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2 and 3 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012 and March 28, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on May 7, 2013).

10.17	Amendment No. 4, dated as of May 1, 2013, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2 and 3 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013 and March 28, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on May 7, 2013).

10.18	Amendment No. 5, dated as of June 2, 2014, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3 and 4 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012, March 28, 2013 and May 1, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on June 3, 2014).

10.19	Amendment No. 5, dated as of June 2, 2014, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3 and 4 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013, March 28, 2013 and May 1, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on June 3, 2014).

10.20	Amendment No. 6, dated as of February 2, 2015, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3, 4 and 5 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012, March 28, 2013, May 1, 2013 and June 2, 2014, respectively (Incorporated by reference to Exhibit 10.1 to the Registrant’s= Quarterly Report on Form 10-Q filed on February 9, 2015).

10.21	Amendment No. 6 to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3, 4 and 5 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013, March 28, 2013, May 1, 2013 and June 2, 2014, respectively (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2015).

10.22	Incremental Assumption Agreement, dated as of February 10, 2012, made by Credit Suisse AG, Cayman Islands Branch, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2012).

10.23	Incremental Assumption Agreement dated as of March 30, 2012, made by Onewest Bank, FSB, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on April 4, 2012).

10.24	Incremental Assumption Agreement dated as of May 3, 2012, made by Doral Bank, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on May 3, 2012).

10.25	Incremental Assumption Agreement dated as of September 25, 2012, made by Stamford First Bank, a division of the Bank of New Canaan, as
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

10.26	Limited Liability Company Operating Agreement of MCC Senior Loan Strategy JV I LLC, a Delaware Limited Liability Company, dated as of March 27, 2015 (Incorporated by reference to the Current Report on Form 8-K filed on March 30, 2015).

10.27	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of July 28, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on July 30, 2015).

10.28	Amended and Restated Senior Secured Term Loan Credit Agreement dated as of July 28, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on July 30, 2015).

14.1	Code of Business Conduct and Ethics of the Registrant (Incorporated by reference to Exhibit 14.1 to the Registrant’s 10-Q for the period ended June 30, 2011, filed on August 4, 2011).

14.2	Code of Business Ethics of MCC Advisors (Incorporated by reference to Exhibit 99.R.2 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

21.1	List of Subsidiaries

24.0	Power of attorney (included on the signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	Medley Capital Corporation
February 9, 2016

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and
Financial Officer)

