Form 10-Q
period 2016-03-31
Medley Capital Corp
filed 2016-05-09
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 1-35040

MEDLEY CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-4576073
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

280 Park Avenue, 6th Floor East, New York, NY 10017	10017
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 6, 2016, the Registrant had 54,763,411 shares of common stock, $0.001 par value, outstanding.

MEDLEY CAPITAL CORPORATION

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	March 31, 2016	September 30, 2015
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $1,020,855,705 and $1,175,785,384, respectively)	$932,053,591	$1,131,893,787
Controlled investments (amortized cost of $135,799,850 and $86,755,896 respectively)	94,035,961	74,198,202
Affiliated investments (amortized cost of $10,000,000 and $10,000,000, respectively)	10,000,000	10,000,000
Total investments at fair value	1,036,089,552	1,216,091,989
Cash and cash equivalents	12,707,285	15,714,256
Interest receivable	9,965,754	9,542,547
Fees receivable	2,305,240	1,389,634
Receivable for dispositions and investments sold	394,282	578,868
Other assets	361,960	556,285
Deferred offering costs	212,036	208,477
Total assets	$1,062,036,109	$1,244,082,056

LIABILITIES
Revolving credit facility payable (net of debt issuance costs of $3,517,777 and $4,160,150, respectively)	$21,782,223	$188,539,850
Term loan payable (net of debt issuance costs of $2,135,724 and $2,436,590, respectively)	171,864,276	171,563,410
Notes payable (net of debt issuance costs of $5,138,904 and $2,324,664, respectively)	172,373,921	101,175,336
SBA debentures payable (net of debt issuance costs of $3,865,627 and $4,206,226, respectively)	146,134,373	145,793,774
Management and incentive fees payable (See note 6)	5,901,623	9,962,534
Deferred tax liability	2,155,463	1,797,356
Interest and fees payable	1,831,590	1,313,931
Accounts payable and accrued expenses	1,793,833	2,503,442
Administrator expenses payable (See note 6)	1,042,518	1,000,846
Deferred revenue	359,190	402,029
Offering costs payable	25,268	-
Due to affiliate	-	109,164
Total liabilities	$525,264,278	$624,161,672

Commitments (See note 8)

NET ASSETS
Common stock, par value $0.001 per share, 100,000,000 common shares authorized, 54,763,411 and 56,337,152 common shares issued and outstanding, respectively	$54,763	$56,337
Capital in excess of par value	707,495,752	718,240,597
Accumulated undistributed net investment income	16,947,233	20,351,831
Accumulated net realized gain/(loss) from investments	(55,148,334)	(60,625,616)
Net unrealized appreciation/(depreciation) on investments, net of deferred taxes	(132,577,583)	(58,102,765)
Total net assets	536,771,831	619,920,384

Total liabilities and net assets	$1,062,036,109	$1,244,082,056

NET ASSET VALUE PER SHARE	$9.80	$11.00

See accompanying notes to consolidated financial statements.

F-1

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended March 31		For the six months ended March 31
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$25,273,975	$31,181,799	$53,399,996	$63,622,513
Payment-in-kind	2,351,791	1,784,136	3,573,903	3,634,864
Affiliated investments:
Cash	166,750	340,600	333,500	805,152
Payment-in-kind	-	68,367	-	190,446
Controlled investments:
Cash	22,477	393,423	878,103	794,576
Payment-in-kind	1,130,729	466,928	2,126,685	951,131
Total interest income	28,945,722	34,235,253	60,312,187	69,998,682
Interest from cash and cash equivalents	10,168	1,327	12,403	2,972
Fee income (See note 9)	1,757,996	2,539,341	4,816,623	6,623,198
Total investment income	30,713,886	36,775,921	65,141,213	76,624,852

EXPENSES:
Base management fees (See note 6)	4,876,228	5,546,027	10,222,986	11,330,204
Incentive fees (See note 6)	3,148,783	4,438,250	7,065,252	9,535,758
Interest and financing expenses	7,920,197	6,248,296	14,890,282	12,604,798
Administrator expenses (See note 6)	1,042,519	1,098,337	1,958,896	2,120,148
Professional fees	555,585	839,340	1,188,106	1,372,032
General and administrative	453,178	585,010	1,163,170	934,859
Insurance	135,410	142,822	270,819	285,645
Directors fees	130,062	124,839	263,903	298,375
Expenses before management and incentive fee waiver	18,261,962	19,022,921	37,023,414	38,481,819
Management fee waiver (See note 6)	(71,604)	-	(71,604)	-
Incentive fee waiver (See note 6)	(2,051,784)	-	(2,051,784)	-
Total expenses net of management and incentive fee waiver	16,138,574	19,022,921	34,900,026	38,481,819
NET INVESTMENT INCOME	14,575,312	17,753,000	30,241,187	38,143,033

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	99,234	(9,400,583)	5,477,282	(9,617,167)
Net unrealized appreciation/(depreciation) on investments	(14,093,093)	4,136,169	(74,116,712)	(34,564,168)
Change in provision for deferred taxes on unrealized gain on investments	(133,490)	(705,405)	(358,106)	(494,455)
Net gain/(loss) on investments	(14,127,349)	(5,969,819)	(68,997,536)	(44,675,790)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$447,963	$11,783,181	$(38,756,349)	$(6,532,757)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.01	$0.20	$(0.69)	$(0.11)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.26	$0.30	$0.54	$0.65
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	55,761,062	58,499,797	56,044,037	58,617,823

DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.30	$0.60	$0.67

See accompanying notes to consolidated financial statements.

F-2

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the six months ended March 31
	2016	2015
	(unaudited)	(unaudited)
OPERATIONS:
Net investment income	$30,241,187	$38,143,033
Net realized gain/(loss) from investments	5,477,282	(9,617,167)
Net unrealized appreciation/(depreciation) on investments	(74,116,712)	(34,564,168)
Change in provision for deferred taxes on unrealized gain on investments	(358,106)	(494,455)
Net increase/(decrease) in net assets from operations	(38,756,349)	(6,532,757)
SHAREHOLDER DISTRIBUTIONS:
Distributions from net investment income	(33,645,784)	(39,299,875)
Net decrease in net assets from shareholder distributions	(33,645,784)	(39,299,875)
CAPITAL SHARE TRANSACTIONS:
Repurchase of common stock under stock repurchase program (1,573,741 and 825,677 shares, respectively)	(10,699,990)	(7,929,602)
Offering costs	(46,430)	-
Net increase/(decrease) in net assets from common share transactions	(10,746,420)	(7,929,602)
Total increase/(decrease) in net assets	(83,148,553)	(53,762,234)
Net assets at beginning of period	619,920,384	729,856,881
Net assets at end of period including accumulated undistributed net investment income of $16,947,233 and $20,516,952, respectively	$536,771,831	$676,094,647

Net asset value per common share	$9.80	$11.68
Common shares outstanding at end of period	54,763,411	57,907,607

See accompanying notes to consolidated financial statements.

F-3

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the six months ended March 31
	2016	2015
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS	$(38,756,349)	$(6,532,757)
ADJUSTMENTS TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(7,553,996)	(4,762,063)
Net amortization of premium/(discount) on investments	(446,191)	(929,849)
Amortization of debt issuance costs	1,701,963	1,195,227
Net realized (gain)/loss from investments	(5,477,282)	9,617,167
Net deferred income taxes	358,106	494,455
Net unrealized (appreciation)/depreciation on investments	74,116,712	34,564,168
Proceeds from sale and settlements of investments	195,075,586	173,857,867
Purchases, originations and participations	(75,712,392)	(178,491,717)
(Increase)/decrease in operating assets:
Interest receivable	(423,207)	(530,383)
Fees receivable	(915,606)	618,482
Other assets	194,325	292,532
Receivable for dispositions and investments sold	184,586	9,716,835
Increase/(decrease) in operating liabilities:
Payable for investments purchased, originated and participated	-	(54,995,000)
Management and incentive fees payable, net	(4,060,911)	(460,534)
Accounts payable and accrued expenses	(709,609)	(124,128)
Interest and fees payable	517,659	(900,643)
Administrator expenses payable	41,672	85,872
Deferred revenue	(42,839)	76,056
Due to affiliate	(109,164)	(22,798)
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	137,983,063	(17,231,211)

Cash flows from financing activities
Repurchase of common stock under stock repurchase program	(10,699,990)	(7,929,602)
Offering costs paid	(24,720)	(73,636)
Borrowings on debt	118,112,825	101,500,000
Paydowns on debt	(211,500,000)	(44,000,000)
Financing costs paid	(3,232,365)	(550,850)
Payments of cash dividends	(33,645,784)	(39,299,875)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(140,990,034)	9,646,037

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(3,006,971)	(7,585,174)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,714,256	36,731,488
CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,707,285	$29,146,314

Supplemental Information:
Interest paid during the period	$10,018,155	$12,271,761
Supplemental non-cash information:
Payment-in-kind interest income	$5,700,588	$4,776,441
Net amortization of premium/(discount) on investments	$446,191	$929,849
Amortization of debt issuance costs	$(1,701,963)	$(1,195,227)

See accompanying notes to consolidated financial statements.

F-4

Medley Capital Corporation

Consolidated Schedule of Investments

March 31, 2016

(Unaudited)

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Non-Controlled/ Non-Affiliated Investments:

AAR Intermediate Holdings LLC(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 14.00% PIK, 1.00% LIBOR Floor)(10)(19)	3/30/2019	32,154,522	27,980,664	17,266,657	3.2%
		Warrants to purchase 2.51% of outstanding company equity	3/30/2019	-	2,274,480	-	0.0%
				32,154,522	30,255,144	17,266,657

Accupac, Inc.	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor) (18)	7/14/2020	31,000,000	31,000,000	30,888,400	5.8%
				31,000,000	31,000,000	30,888,400

Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 8.75% Cash, 0.875% LIBOR Floor) (19)	12/11/2020	15,457,036	15,457,036	15,457,036	2.9%
				15,457,036	15,457,036	15,457,036

Albertville Quality Foods, Inc. (12)	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap)(18)	10/31/2018	16,190,258	16,190,258	16,256,800	3.0%
				16,190,258	16,190,258	16,256,800

Access Media Holdings, LLC (9)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00%)	7/22/2020	7,729,447	7,729,447	7,729,447	1.4%
		Preferred Equity Series A (12.00% PIK)	7/22/2020	1,703,108	1,703,108	550,342	0.1%
		Preferred Equity Series AA (12.00% PIK)	7/22/2020	275,691	275,691	275,691	0.1%
		16% of Common Equity of Newco	7/22/2020	-	-	-	0.0%
				9,708,246	9,708,246	8,555,480

American Covers, Inc.	Consumer goods: Non-durable	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(19)	3/1/2021	10,000,000	10,000,000	9,898,400	1.9%
				10,000,000	10,000,000	9,898,400

Autosplice, Inc. (7)(9)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.00% LIBOR Floor)(19)	6/30/2019	14,632,621	14,632,621	14,341,783	2.7%
				14,632,621	14,632,621	14,341,783

Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(19)	6/30/2020	2,567,188	2,567,188	2,549,859	0.5%
				2,567,188	2,567,188	2,549,859

BayDelta Maritime LLC	Transportation: Cargo	Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	538,566	0.1%
				-	25,000	538,566

Be Green Packaging, LLC (7)(9)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 12.00%, 1.00% LIBOR Floor)(19)	12/13/2018	5,000,000	5,000,000	4,829,200	0.9%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.00%, 1.00% LIBOR Floor)(19)	12/13/2018	3,416,667	3,416,667	3,325,544	0.6%
		Revolver (LIBOR + 12.00%, 1.00% LIBOR Floor)(19)	12/13/2018	354,167	354,167	329,475	0.1%
		1.563% Partnership Interest in RCAF VI CIV XXIII, L.P.	12/13/2018	-	416,250	21,399	0.0%
				8,770,834	9,187,084	8,505,618

Black Angus Steakhouses, LLC (7)(9)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	4/24/2020	8,008,929	8,008,929	7,925,519	1.5%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00%, 1.00% LIBOR Floor)	4/24/2020	-	-	-	0.0%
		Revolver (LIBOR + 9.00%, 1.00% LIBOR Floor)(27)	4/24/2020	267,857	267,857	263,339	0.0%
				8,276,786	8,276,786	8,188,858

Brantley Transportation LLC (12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	9,465,323	9,076,715	5,034,321	0.9%
				9,465,323	9,076,715	5,034,321

Calloway Laboratories, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (17.00% PIK) (10)	9/30/2016	42,106,611	29,554,318	-	0.0%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2016	-	68,433	-	0.0%
				42,106,611	29,622,751	-

CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.75% Cash, 1.00% LIBOR Floor)(19)	9/30/2020	17,000,000	17,000,000	16,896,130	3.1%
				17,000,000	17,000,000	16,896,130

ContMid Intermediate Inc.(12)	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	10/25/2019	23,000,000	23,000,000	22,863,150	4.3%
				23,000,000	23,000,000	22,863,150

ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(19)	6/17/2021	12,500,000	12,399,256	11,999,500	2.2%
				12,500,000	12,399,256	11,999,500

Crow Precision Components LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	9/30/2019	13,930,000	13,930,000	13,866,897	2.6%
		350 units of outstanding equity in Wingman Holdings, Inc.	9/30/2019	-	700,000	731,591	0.1%
				13,930,000	14,630,000	14,598,488

DHISCO Electronic Distribution, Inc. (7)(9)(12)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 9.00%, 1.50% LIBOR Floor)	11/10/2019	31,238,095	31,238,095	30,557,105	5.7%
		Senior Secured First Lien Term Loan B (10.50% PIK)	2/10/2018	6,620,694	6,620,694	6,463,850	1.2%
		Revolving Credit Facility (LIBOR + 9.00%, 1.50% LIBOR Floor)(24)	5/10/2017	-	-	-	0.0%
		Equity - 1,230,769 Units(22)	2/10/2018	-	1,230,769	307,692	0.1%
				37,858,789	39,089,558	37,328,647

DLR Restaurants LLC (12)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	23,813,079	23,813,079	23,280,142	4.3%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	281,754	281,754	276,237	0.1%
				24,094,833	24,094,833	23,556,379

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	10/1/2018	10,132,046	10,029,484	9,946,427	1.9%
		5,000 common units represent 5% of the outstanding equity interest of Dream Finders Holdings, LLC	10/1/2018	-	180,000	1,046,482	0.2%
				10,132,046	10,209,484	10,992,909

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	3/6/2018	17,100,000	17,100,000	17,063,919	3.2%
				17,100,000	17,100,000	17,063,919

Essex Crane Rental Corp. (12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(19)	5/13/2019	21,653,232	20,460,116	3,681,483	0.7%
				21,653,232	20,460,116	3,681,483

FKI Security Group LLC (12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(19)	3/30/2020	14,718,750	14,718,750	14,323,846	2.7%
				14,718,750	14,718,750	14,323,846

Footprint Acquisition LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash) (18)	2/27/2020	5,250,102	5,250,102	5,144,050	1.0%
		Preferred Equity (8.75% PIK)	2/27/2020	5,502,335	5,502,335	4,884,093	0.9%
		150.0 units of Common Stock(23)	2/27/2020	-	-	352,230	0.1%
				10,752,437	10,752,437	10,380,373

Freedom Powersports LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.50% LIBOR Floor)(19)	9/26/2019	14,630,000	14,630,000	14,656,041	2.7%
				14,630,000	14,630,000	14,656,041

Harrison Gypsum LLC (12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)(18)	12/21/2018	54,957,486	54,957,486	53,760,512	10.0%
				54,957,486	54,957,486	53,760,512

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	20,444,600	3.8%
				20,000,000	20,000,000	20,444,600

JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 12.25% Cash) (18)	3/6/2019	21,900,000	21,900,000	20,599,578	3.8%
				21,900,000	21,900,000	20,599,578

Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00%, 1.00% LIBOR Floor)	4/24/2020	20,000,000	20,000,000	20,093,200	3.8%
				20,000,000	20,000,000	20,093,200

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK) (19)	2/19/2019	15,890,344	15,259,966	15,000,008	2.8%
		Warrants to purchase 1.00% of the outstanding equity	2/19/2019	-	955,680	200,000	0.0%
				15,890,344	16,215,646	15,200,008

LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	1/15/2021	10,000,000	9,903,221	9,900,000	1.9%
				10,000,000	9,903,221	9,900,000

Lucky Strike Entertainment, L.L.C.	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan (LIBOR + 13.00% Cash, 1.00% LIBOR Floor)(19)	12/24/2019	10,254,472	10,254,472	10,282,159	1.9%
				10,254,472	10,254,472	10,282,159

Lydell Jewelry Design Studio, LLC (12)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 7.50% PIK, 1.50% LIBOR Floor)(10)(18)	9/13/2018	14,992,478	14,269,868	6,002,239	1.1%
		Warrants to purchase 13.3% of the outstanding membership units	9/13/2018	-	-	-	0.0%
				14,992,478	14,269,868	6,002,239

Merchant Cash and Capital, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor)(18)	12/4/2016	17,500,000	17,500,000	17,500,000	3.3%
		Senior Secured Second Lien Term Loan (12.00% Cash)	5/4/2017	15,000,000	15,000,000	14,926,950	2.8%
				32,500,000	32,500,000	32,426,950

Miratech Intermediate Holdings, Inc. (12)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor, 2.00% PIK)(18)	5/9/2019	13,081,744	13,081,744	12,605,961	2.3%
				13,081,744	13,081,744	12,605,961

Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	3/10/2019	8,970,871	8,970,871	9,060,580	1.7%
				8,970,871	8,970,871	9,060,580

Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(19)	9/29/2020	35,278,846	35,278,846	34,493,892	6.4%
				35,278,846	35,278,846	34,493,892

Nielsen & Bainbridge, LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 9.25% Cash, 1.00% LIBOR Floor)(18)	8/15/2021	25,000,000	25,000,000	23,997,500	4.5%
				25,000,000	25,000,000	23,997,500

NorthStar Group Services, Inc.	Construction & Building	Unsecured Debt (6.00% Cash, 12.00% PIK)	10/24/2019	24,407,394	24,407,394	24,407,394	4.5%
				24,407,394	24,407,394	24,407,394

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)	12/31/2018	20,421,328	20,421,328	19,530,754	3.6%
				20,421,328	20,421,328	19,530,754

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,646,499	21,646,499	20,985,199	3.9%
				21,646,499	21,646,499	20,985,199

Point.360 (7)(9)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash)	7/8/2020	1,600,000	1,600,000	1,584,083	0.3%
		Equity - 479,283 Common Shares(25)	7/8/2020	-	129,406	304,345	0.1%
		Warrants to purchase 2.8% of the outstanding common shares (26)	7/8/2020	-	52,757	201,176	0.0%
				1,600,000	1,782,163	2,089,604

Prestige Industries LLC	Services: Business	Senior Secured Second Lien Term Loan (10.00% Cash, 3.00% PIK)	11/1/2017	7,563,723	7,529,676	6,898,267	1.3%
		Warrants to purchase 0.63% of the outstanding common units	11/1/2017	-	151,855	-	0.0%
				7,563,723	7,681,531	6,898,267

Prince Mineral Holding Corp.(8)	Wholesale	Senior Secured First Lien Note (11.50%)	12/15/2019	6,800,000	6,749,846	5,907,500	1.1%
				6,800,000	6,749,846	5,907,500

RCS Management Corporation & Specialized Medical Services, Inc. (7)(9)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)(18)	8/29/2016	32,825,353	32,825,353	32,825,353	6.1%
				32,825,353	32,825,353	32,825,353

Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(18)	11/1/2019	17,000,000	17,000,000	13,122,640	2.5%
				17,000,000	17,000,000	13,122,640

Response Team Holdings, LLC	Construction & Building	Preferred Equity (12.00% PIK)	3/28/2019	5,891,527	5,598,437	5,891,527	1.1%
		Warrants to purchase 7.2% of the outstanding common units	3/28/2019	-	429,012	1,519,529	0.3%
				5,891,527	6,027,449	7,411,056

Safeworks, LLC(12)	Capital Equipment	Unsecured Debt (12.00% Cash)	1/31/2020	15,000,000	15,000,000	14,901,600	2.8%
				15,000,000	15,000,000	14,901,600

Sendero Drilling Company, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash) (18)	3/18/2019	7,539,003	7,011,495	7,592,831	1.4%
		Warrants to purchase 5.52% of the outstanding common units	3/18/2019	-	793,523	5,326,327	1.0%
				7,539,003	7,805,018	12,919,158

Seotowncenter, Inc.(12)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(19)	9/11/2019	27,156,250	27,156,250	26,672,597	5.0%
		3,249.697 shares of Common Stock(14)	9/11/2019	-	500,000	158,299	0.0%
				27,156,250	27,656,250	26,830,896

Ship Supply Acquisition Corporation (7)(9)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(19)	7/31/2020	8,286,197	8,286,197	8,238,635	1.5%
		Revolver (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(19)(20)	7/31/2016	570,032	570,032	570,032	0.1%
				8,856,229	8,856,229	8,808,667

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor)(18)	8/19/2019	5,981,818	5,981,818	5,811,755	1.1%
		263,814.43 Class A Units(15)	8/19/2019	-	263,814	268,135	0.0%
				5,981,818	6,245,632	6,079,890

T Residential Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	19,000,000	19,000,000	18,836,410	3.5%
				19,000,000	19,000,000	18,836,410

Taylored Freight Services, LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(19)	11/1/2017	15,104,823	15,104,823	14,129,354	2.6%
				15,104,823	15,104,823	14,129,354

Tenere Acquisition Corp.(7)(9)	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	11,206,394	11,206,394	11,206,526	2.1%
				11,206,394	11,206,394	11,206,526

Transtelco Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor)(18)	11/19/2017	18,768,000	18,768,000	18,769,501	3.5%
				18,768,000	18,768,000	18,769,501

Untangle, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 14.00% Cash) (18)	4/18/2019	9,183,233	9,183,233	9,217,028	1.7%
				9,183,233	9,183,233	9,217,028

Velocity Pooling Vehicle LLC	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(18)	5/14/2022	24,000,000	21,166,468	16,714,560	3.1%
				24,000,000	21,166,468	16,714,560

Watermill-QMC Midco, Inc.	Automotive	Senior Secured First Lien Term Loan (13.00% Cash)	6/30/2020	18,150,941	18,150,941	18,064,180	3.4%
		1.3% Partnership Interest in Watermill-QMC Midco Inc. (6)	6/30/2020	-	295,362	388,239	0.1%
				18,150,941	18,446,303	18,452,419

Wheels Up Partners LLC (12)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(19)	10/15/2021	17,460,375	17,460,375	17,319,993	3.2%
				17,460,375	17,460,375	17,319,993

Subtotal Non-Controlled / Non-Affiliated Investments				$1,036,088,643	$1,020,855,705	$932,053,591

Control Investments:(5)

Capstone Nutrition (12)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(19)	4/28/2019	21,274,077	20,803,397	13,115,894	2.4%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(19)	4/28/2019	6,996,223	6,885,956	4,313,312	0.8%
		7,463.4 Class B Shares, and 15,079.0 Class C Shares represent 33.0% ownership of Cornerstone Research & Development, Inc.	4/28/2019	-	12	-	0.0%
		384.62 Units of Common Stock (13)	4/28/2019	-	400,000	-	0.0%
				28,270,300	28,089,365	17,429,206

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		-	23,187,500	23,273,450	4.3%
				-	23,187,500	23,273,450

OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 13.00% PIK) (19)	5/5/2019	20,865,004	20,510,132	20,865,004	3.9%
		Unsecured Debt (8.00% PIK) (10)	7/24/2025	21,902,369	20,756,913	13,455,063	2.5%
		Warrants to purchase outstanding equity (21)	5/5/2019	-	872,698	-	0.0%
				42,767,373	42,139,743	34,320,067

United Road Towing, Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.00% PIK)	2/21/2020	17,826,970	17,826,970	17,826,970	3.3%
		Preferred Equity Class C (8.00% PIK) (10)	2/21/2020	18,802,789	17,087,229	1,186,268	0.2%
		Preferred Equity Class C-1 (8.00% PIK) (10)	2/21/2020	2,146,938	1,706,092	-	0.0%
		Preferred Equity Class A-2 (8.00% PIK) (10)	2/21/2020	5,200,115	4,664,855	-	0.0%
		65,809.73 Class B Common Units(16)	2/21/2020	-	1,098,096	-	0.0%
				43,976,812	42,383,242	19,013,238

Subtotal Control Investments				$115,014,485	$135,799,850	$94,035,961

Affiliated Investments:

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.2%
		Preferred Equity - 33,300 Units(17)	9/10/2019	-	3,330,000	3,330,000	0.6%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$6,670,000	$10,000,000	$10,000,000

Total Investments, March 31, 2016				$1,157,773,128	$1,166,655,555	$1,036,089,552	193.0%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest and is net of repayments.

(3)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $17.0 million, $130.0 million and $113.0 million, respectively. The tax cost of investments is $1,149.1 million.

(4)	Percentage is based on net assets of $536,771,831 as of March 31, 2016.

(5)	Control Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	12,711 Units represents 1.3% of partnership interest in Watermill-QMC Partners, LP.

(7)	The investment has an unfunded commitment as of March 31, 2016 (See note 8).

(8)	Securities are exempt from registration under Rule 144a of the Securities Act of 1933. This security represents a fair value of $5.9 million and 1.1% of net assets as of March 31, 2016 and is considered restricted.

(9)	Includes an analysis of the value of any unfunded loan commitments.

(10)	The investment was on non-accrual status as of March 31, 2016.

(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part.

(12)	A portion of this investment was sold via a participation agreement (See note 3).

(13)	384.62 Units represents 1.55% ownership of Cornerstone Research & Development Inc.

(14)	3,249.697 shares of Common Stock represents 2.917% ownership of Boostability Holdings, Inc.

(15)	263,814.43 Class A Units represents 0.882% ownership of Stancor, Inc.

(16)	65,809.73 Class B Common Units Represents 65.8% ownership of United Road Towing, Inc.

(17)	33,300 Units represents 18.167% ownership of US Multifamily, LLC.

(18)	The interest rate on these loans is subject to a base rate plus 1 Month London Interbank Offering Rate ("LIBOR"), which at March 31, 2016 was 0.44%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 1 Month LIBOR rate at March 31, 2016, the prevailing rate in effect at March 31, 2016 was the base rate plus the LIBOR Floor.

(19)	The interest rate on these loans is subject to a base rate plus 3 Month LIBOR, which at March 31, 2016 was 0.64%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 3 Month LIBOR rate at March 31, 2016, the prevailing rate in effect at March 31, 2016 was the base rate plus the LIBOR Floor.

(20)	The investment earns 0.50% commitment fee on all unused commitment. At March 31, 2016, there was $466,390 of unused commitment.

(21)	5,055.56 Units of Common Stock, represents 50.56% of the outstanding equity.

(22)	1,230,769 Units represents 4.17% ownership of Pegasus Solutions, Inc.

(23)	150 Units represents 15.0% of Footprint Holding Company, Inc.

(24)	The investment earns 0.50% commitment fee on all unused commitment. At March 31, 2016, there was $3,047,619 of unused commitment.

(25)	479,283 Common Shares represents 3.8% of the outstanding common shares in Point.360.

(26)	351,713 Units represents 2.8% of the outstanding common shares in Point.360.

(27)	The investment earns 0.50% commitment fee on all unused commitment. At March 31, 2016, there was $625,000 of unused commitment.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2015

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Non-Controlled/ Non-Affiliated Investments:

AAR Intermediate Holdings LLC(11)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 12.00%, 1.00% LIBOR Floor)(18)	3/30/2019	31,966,906	30,302,821	22,503,872	3.6%
		Warrants to purchase 1.80% of outstanding company equity	3/30/2019	-	2,274,480	-	0.0%
				31,966,906	32,577,301	22,503,872

Accupac, Inc.	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor) (17)	3/20/2020	35,000,000	35,000,000	34,680,800	5.6%
				35,000,000	35,000,000	34,680,800

AESC Holding Corp, Inc.	Retail	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	5/27/2019	20,000,000	20,000,000	20,149,200	3.3%
				20,000,000	20,000,000	20,149,200

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Albertville Quality Foods, Inc. (11)	Beverage & Food(26)	Senior Secured First Lien Term Loan(17) (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap)	10/31/2018	17,452,830	17,452,830	17,580,585	2.8%
				17,452,830	17,452,830	17,580,585

Access Media Holdings, LLC (7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00%)	7/22/2020	7,536,913	7,536,913	7,536,913	1.2%
		Preferred Equity (12.00% PIK)	7/22/2020	1,187,417	1,187,417	207,578	0.0%
		16% of Common Equity of Newco	7/22/2020	-	-	-	0.0%
				8,724,330	8,724,330	7,744,491

American Covers, Inc.	Consumer Discretionary	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	3/1/2021	10,000,000	10,000,000	10,000,000	1.6%
				10,000,000	10,000,000	10,000,000

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2016	16,461,545	16,461,545	16,461,545	2.7%
				16,461,545	16,461,545	16,461,545

Autosplice, Inc. (7)(9)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.00% LIBOR Floor)(18)	6/30/2019	14,817,844	14,817,844	14,773,761	2.4%
				14,817,844	14,817,844	14,773,761

Backcountry.com, LLC(27)	Retail	Senior Secured First Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(18)	6/30/2020	2,583,333	2,583,333	2,583,333	0.4%
				2,583,333	2,583,333	2,583,333

BayDelta Maritime LLC	Transportation: Cargo	Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	460,099	0.1%
				-	25,000	460,099

Be Green Packaging, LLC (7)(9)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor)(18)	12/13/2018	5,000,000	5,000,000	4,823,494	0.8%
		Senior Secured First Lien Delayed Draw (LIBOR + 10.00%, 1.00% LIBOR Floor)(18)	12/13/2018	3,416,667	3,416,667	3,294,714	0.5%
		Revolver (LIBOR + 10.00%, 1.00% LIBOR Floor)(18)	12/13/2018	354,167	354,167	327,425	0.1%
		1.13% Partnership Interest in RCAF VI CIV XXIII, L.P.	12/13/2018	-	416,250	230,894	0.0%
				8,770,834	9,187,084	8,676,527

Black Angus Steakhouses, LLC (7)(9)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	4/24/2020	8,111,607	8,111,607	8,111,607	1.3%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00%, 1.00% LIBOR Floor)	4/24/2020	-	-	-	0.0%
		Revolver (LIBOR + 9.00%, 1.00% LIBOR Floor)	4/24/2020	446,429	446,429	446,429	0.1%
				8,558,036	8,558,036	8,558,036

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Brantley Transportation LLC (11)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00%)	8/2/2017	9,000,000	9,100,912	6,332,324	1.0%
				9,000,000	9,100,912	6,332,324

California Products Corporation	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (13.00%)	5/27/2019	13,750,000	13,750,000	13,837,313	2.2%
				13,750,000	13,750,000	13,837,313

Calloway Laboratories, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (17.00% PIK) (10)	9/30/2016	38,860,511	29,573,477	-	0.0%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2016	-	68,433	-	0.0%
				38,860,511	29,641,910	-

Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.00% PIK, 1.00% LIBOR Floor)(18)	4/28/2019	20,085,144	20,085,144	20,109,849	3.2%
		384.62 Units of Common Stock (12)	4/28/2019	-	400,000	731,126	0.1%
				20,085,144	20,485,144	20,840,975

CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.75% Cash, 1.00% LIBOR Floor)(18)	9/30/2020	17,000,000	17,000,000	17,000,000	2.7%
				17,000,000	17,000,000	17,000,000

ContMid Intermediate Inc.(11)	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	10/25/2019	15,000,000	15,000,000	14,811,049	2.4%
				15,000,000	15,000,000	14,811,049

ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(18)	6/17/2021	12,500,000	12,391,902	12,320,250	2.0%
				12,500,000	12,391,902	12,320,250

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Crow Precision Components LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	9/30/2019	14,000,000	14,000,000	13,998,510	2.3%
		250 units of outstanding equity in Wingman Holdings, Inc.	9/30/2019	-	500,000	589,147	0.1%
				14,000,000	14,500,000	14,587,657

DHISCO Electronic Distribution, Inc. (7)(11)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 9.00%, 1.50% LIBOR Floor)	11/10/2019	31,238,095	31,238,095	31,479,253	5.1%

		Senior Secured First Lien Term Loan B (10.50% PIK)	2/10/2018	6,278,067	6,278,067	6,301,164	1.0%

		Revolving Credit Facility (LIBOR + 9.00%, 1.50% LIBOR Floor)(23)	5/10/2017	-	-	-	0.0%
		Equity - 1,230,769 Units(21)	2/10/2018	-	1,230,769	2,378,890	0.4%
				37,516,162	38,746,931	40,159,307

DLR Restaurants LLC (11)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	23,512,686	23,512,686	23,226,501	3.7%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	276,092	276,092	272,037	0.0%
				23,788,778	23,788,778	23,498,538

Dream Finders Homes, LLC (9)(27)	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	10/1/2018	14,091,194	13,971,357	14,140,514	2.3%
		5,000 units of outstanding equity	10/1/2018	-	180,000	1,929,761	0.3%
				14,091,194	14,151,357	16,070,275

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	3/6/2018	17,575,000	17,575,000	17,042,829	2.7%
				17,575,000	17,575,000	17,042,829

Essex Crane Rental Corp. (11)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 12.50% Cash, 1.00% LIBOR Floor)(18)	5/13/2019	20,000,000	20,000,000	19,325,800	3.1%
				20,000,000	20,000,000	19,325,800

FKI Security Group LLC (11)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	3/30/2020	14,906,250	14,906,250	14,616,174	2.4%
				14,906,250	14,906,250	14,616,174

Footprint Acquisition LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash)(17)	2/27/2020	5,250,102	5,250,103	5,151,828	0.8%
		Preferred Equity (8.75% PIK)	2/27/2020	5,151,581	5,151,581	4,652,001	0.8%
		150.0 units of Common Stock(22)	2/27/2020	-	-	-	0.0%
				10,401,683	10,401,684	9,803,829

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Freedom Powersports LLC(7)(9)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.50% LIBOR Floor)(18)	9/26/2019	10,200,000	10,200,000	10,268,663	1.7%
		Senior Secured First Lien Delayed Draw (LIBOR + 11.50% Cash, 1.50% LIBOR Floor)	9/26/2019	3,000,000	3,000,000	3,032,312	0.5%
				13,200,000	13,200,000	13,300,975

Harrison Gypsum LLC (11)	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)(17)	12/21/2018	56,134,983	56,134,983	55,225,035	8.9%
				56,134,983	56,134,983	55,225,035

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	20,523,479	3.3%
				20,000,000	20,000,000	20,523,479

Help/Systems LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	6/28/2020	15,000,000	15,000,000	15,150,000	2.5%
				15,000,000	15,000,000	15,150,000

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.25% Cash)(17)	3/6/2019	22,500,000	22,500,000	22,183,434	3.6%
				22,500,000	22,500,000	22,183,434

Jordan Reses Supply Company, LLC(27)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00%, 1.00% LIBOR Floor)	4/24/2020	20,000,000	20,000,000	20,349,811	3.3%
				20,000,000	20,000,000	20,349,811

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(18)	2/19/2019	15,730,619	15,014,318	15,055,776	2.4%
		Warrants to purchase 2.36% of the outstanding equity	2/19/2019	-	955,680	353,080	0.1%
				15,730,619	15,969,998	15,408,856

Lucky Strike Entertainment, L.L.C.	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 2.00% PIK)(18)	12/24/2019	10,254,472	10,254,472	10,163,515	1.6%
				10,254,472	10,254,472	10,163,515

Lydell Jewelry Design Studio, LLC (11)(27)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 7.50% PIK, 1.50% LIBOR Floor)(17)	9/13/2018	14,436,386	14,195,568	11,888,075	1.9%
		Warrants to purchase 13.3% of the outstanding membership units	9/13/2018	-	-	-	0.0%
				14,436,386	14,195,568	11,888,075

Merchant Cash and Capital, LLC (9)(27)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor)(17)	3/4/2016	17,500,000	17,500,000	17,547,775	2.8%
		Senior Secured Second Lien Term Loan (12.00% Cash)	8/19/2016	15,000,000	15,000,000	14,978,850	2.4%
				32,500,000	32,500,000	32,526,625

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Meridian Behavioral Health LLC (7)(9)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 11.50%, 2.50% LIBOR Floor)(18)	11/14/2016	10,289,141	10,122,094	10,289,141	1.7%
		Senior Secured First Lien Term Loan B (LIBOR + 11.50%, 2.50% LIBOR Floor)(18)	11/14/2016	6,600,000	6,600,000	6,600,000	1.1%
		Warrants to purchase 8% of the outstanding equity	11/14/2016	-	536,296	5,431,566	0.9%
				16,889,141	17,258,390	22,320,707

Miratech Intermediate Holdings, Inc. (9)(11)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor, 2% PIK)(17)	5/9/2019	13,756,657	13,756,657	13,580,572	2.2%
				13,756,657	13,756,657	13,580,572

Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	3/10/2019	9,140,653	9,140,653	9,274,290	1.5%
				9,140,653	9,140,653	9,274,290

Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(18)	9/29/2020	35,278,846	35,278,846	35,302,130	5.7%
				35,278,846	35,278,846	35,302,130

Nielsen & Bainbridge, LLC(27)	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 9.25% Cash, 1.00% LIBOR Floor)(17)	8/15/2021	25,000,000	25,000,000	24,714,648	4.0%
				25,000,000	25,000,000	24,714,648

Northern Lights MIDCO LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.50% LIBOR Floor)	11/24/2019	4,523,750	4,523,750	4,570,584	0.7%
				4,523,750	4,523,750	4,570,584

NorthStar Group Services, Inc.	Construction & Building	Unsecured Debt (2.50% Cash, 15.50% PIK)	10/24/2019	23,181,705	23,181,705	23,181,705	3.7%
				23,181,705	23,181,705	23,181,705

Oxford Mining Company, LLC (9)	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)	12/31/2018	20,160,994	20,160,994	19,387,166	3.1%
				20,160,994	20,160,994	19,387,166

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,427,726	21,427,726	21,083,168	3.4%
				21,427,726	21,427,726	21,083,168

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Point.360 (7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash)(18)	7/8/2020	320,000	320,000	320,000	0.1%
		Equity - 479,283 Common Shares(24)	7/8/2020	-	129,406	479,283	0.1%
		Warrants to purchase 2.8% of the outstanding common shares (25)	7/8/2020	-	52,757	272,711	0.0%
				320,000	502,163	1,071,994

Prestige Industries LLC	Services: Business	Senior Secured Second Lien Term Loan (18.00% PIK)	11/1/2017	7,932,041	7,879,442	7,280,186	1.2%
		Warrants to purchase 0.63% of the outstanding common units	11/1/2017	-	151,855	-	0.0%
				7,932,041	8,031,297	7,280,186

Prince Mineral Holding Corp.(8)	Metals & Mining	Senior Secured First Lien Note (11.50%)	12/15/2019	6,800,000	6,744,599	5,712,000	0.9%
				6,800,000	6,744,599	5,712,000

RCS Management Corporation & Specialized Medical Services, Inc. (7)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan ( LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)(17)	2/29/2016	28,746,290	28,746,290	28,746,290	4.6%
				28,746,290	28,746,290	28,746,290

Red Skye Wireless LLC (7)(9)	Retail	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	6/27/2018	20,387,686	20,387,686	20,666,563	3.3%
				20,387,686	20,387,686	20,666,563

Reddy Ice Corporation	Beverage & Food(26)	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(17)	11/1/2019	17,000,000	17,000,000	13,436,761	2.2%
				17,000,000	17,000,000	13,436,761

Response Team Holdings, LLC	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 2.00% LIBOR Floor)(17)	3/28/2019	25,537,850	25,537,850	25,305,455	4.1%
		Preferred Equity (12.00% PIK)	3/28/2019	5,549,736	5,218,954	5,077,731	0.8%
		Warrants to purchase 6.17% of the outstanding common units	3/28/2019	-	429,012	837,967	0.1%
				31,087,586	31,185,816	31,221,153

Safeworks, LLC(11)(27)	Capital Equipment	Unsecured Debt (12.00% Cash)	1/31/2020	15,000,000	15,000,000	15,148,023	2.4%
				15,000,000	15,000,000	15,148,023

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Sendero Drilling Company, LLC (9)(27)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash)(17)	3/18/2019	13,026,628	12,427,454	13,106,872	2.1%
		Warrants to purchase 5.52% of the outstanding common units	3/18/2019	-	793,523	4,353,269	0.7%
				13,026,628	13,220,977	17,460,141

Seotowncenter, Inc.(11)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	9/11/2019	27,500,000	27,500,000	27,428,182	4.4%
		3,249.697 shares of Common Stock(13)	9/11/2019	-	500,000	1,184,303	0.2%
				27,500,000	28,000,000	28,612,485

Ship Supply Acquisition Corporation (7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(18)	7/31/2020	8,498,664	8,498,664	8,498,579	1.4%
		Revolver (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(18)(19)	7/31/2016	414,569	414,569	414,569	0.1%
				8,913,233	8,913,233	8,913,148

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor)(17)	8/19/2019	7,000,000	7,000,000	6,815,830	1.1%
		263,814.43 Class A Units(14)	8/19/2019	-	263,814	267,114	0.0%
				7,000,000	7,263,814	7,082,944

T Residential Holdings, LLC(27)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	19,500,000	19,500,000	19,500,000	3.1%
				19,500,000	19,500,000	19,500,000

Taylored Freight Services, LLC(27)	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(18)	11/1/2017	15,330,548	15,330,548	14,274,887	2.3%
				15,330,548	15,330,548	14,274,887

Tempel Steel Company(8)	Metals & Mining	Senior Secured First Lien Note (12.00%)	8/15/2016	11,000,000	10,952,851	10,145,174	1.7%
				11,000,000	10,952,851	10,145,174

Tenere Acquisition Corp.(7)(9)	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	11,359,842	11,359,842	11,627,039	1.9%
				11,359,842	11,359,842	11,627,039

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Transtelco Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor)(17)	11/19/2017	18,864,000	18,864,000	18,924,365	3.1%
				18,864,000	18,864,000	18,924,365

Untangle, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash)(17)	4/18/2019	9,527,500	9,527,500	9,527,690	1.5%
				9,527,500	9,527,500	9,527,690

Velocity Pooling Vehicle LLC	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(17)	5/14/2022	24,000,000	21,008,149	19,832,766	3.2%
				24,000,000	21,008,149	19,832,766

Watermill-QMC Midco, Inc.	Automotive	Senior Secured First Lien Term Loan (13.00% Cash)	6/30/2020	15,409,609	15,409,609	15,409,609	2.5%
		1.3% Partnership Interest in Watermill-QMC Midco Inc. (6)	6/30/2020	-	295,362	295,362	0.0%
				15,409,609	15,704,971	15,704,971

Wheels Up Partners LLC (11)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(18)	10/15/2021	18,230,736	18,230,736	18,311,863	3.1%
				18,230,736	18,230,736	18,311,863

Window Products, Inc.	Construction & Building	Senior Secured Second Lien Term Loan (LIBOR + 10.75% Cash, 1.00% LIBOR Floor)(18)	12/27/2019	14,000,000	14,000,000	14,140,000	2.3%
				14,000,000	14,000,000	14,140,000

Subtotal Non-Controlled / Non-Affiliated Investments				$1,213,639,618	$1,206,547,508	$1,156,759,365

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Control Investments:(5)

MCC Senior Loan Strategy JV I LLC	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		-	14,437,500	14,215,834	2.3%
				-	14,437,500	14,215,834

OmniVere, LLC(27)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 1.00% PIK)(18)	5/5/2019	17,805,885	17,406,591	17,805,885	2.9%
		Unsecured Debt (8.00% PIK) (10)	7/24/2025	12,971,722	12,482,834	7,059,693	1.1%
		Warrants to purchase outstanding equity (20)	5/5/2019	-	872,698	-	0.0%
				30,777,607	30,762,123	24,865,578

United Road Towing, Inc.(27)	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash)(18)	2/21/2020	17,000,000	17,000,000	16,489,975	2.7%
		Preferred Equity Class C (8.00% PIK) (10)	2/21/2020	18,802,789	17,466,375	17,747,200	2.9%
		Preferred Equity Class C-1 (8.00% PIK) (10)	2/21/2020	1,326,945	1,326,946	27,028	0.0%
		Preferred Equity Class A-2 (8.00% PIK) (10)	2/21/2020	4,996,578	4,664,855	690,695	0.1%
		65,809.73 Class B Common Units(15)	2/21/2020	-	1,098,096	161,892	0.0%
				42,126,312	41,556,272	35,116,790

Subtotal Control Investments				$42,126,312	$55,993,772	$49,332,624

Affiliated Investments:

US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.1%
		Preferred Equity - 33,300 Units(16)	9/10/2019	-	3,330,000	3,330,000	0.5%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$6,670,000	$10,000,000	$10,000,000

Total Investments, September 30, 2015				$1,262,435,930	$1,272,541,280	$1,216,091,989	196.2%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest and is net of repayments.

(3)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $32.9 million, $71.4 million and $38.5 million, respectively. The tax cost of investments is $1,253.0 million.

(4)	Percentage is based on net assets of $619,920,384 as of September 30, 2015.
(5)	Control Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(6)	12,711 Units represents 1.3% of partnership interest in Watermill-QMC Partners, LP.
(7)	The investment has an unfunded commitment as of September 30, 2015 (See note 8).
(8)	Securities are exempt from registration under Rule 144a of the Securities Act of 1933. These securities represent a fair value of $15.9 million and 2.6% of net assets as of September 30, 2015 and are considered restricted.
(9)	Includes an analysis of the value of any unfunded loan commitments.
(10)	The investment was on non-accrual status as of September 30, 2015.
(11)	A portion of this investment was sold via a participation agreement (See note 3).
(12)	384.62 Units represents 1.55% ownership of Cornerstone Research & Development Inc.
(13)	3,249.697 shares of Common Stock represents 2.917% ownership of Boostability Holdings, Inc.
(14)	263,814.43 Class A Units represents 0.882% ownership of Stancor, Inc.
(15)	65,809.73 Class B Common Units Represents 65.8% ownership of United Road Towing, Inc.
(16)	33,300 Units represents 18.167% ownership of US Multifamily, LLC.
(17)	The interest rate on these loans is subject to a base rate plus 1 Month London Interbank Offering Rate ("LIBOR"), which at September 30, 2015 was 0.20%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 1 Month LIBOR rate at September 30, 2015, the prevailing rate in effect at September 30, 2015 was the base rate plus the LIBOR Floor.
(18)	The interest rate on these loans is subject to a base rate plus 3 Month LIBOR, which at September 30, 2015 was 0.33%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 3 Month LIBOR rate at September 30, 2015, the prevailing rate in effect at September 30, 2015 was the base rate plus the LIBOR Floor.
(19)	The investment earns 0.50% commitment fee on all unused commitment. At September 30, 2015, there was $621,853.46 of unused commitment.
(20)	5,055.56 Units of Common Stock, represents 50.56% of the outstanding equity
(21)	1,230,769 Units represents 4.17% ownership of Pegasus Solutions, Inc.
(22)	150 Units represents 15.0% of Footprint Holding Company, Inc.
(23)	The investment earns 0.50% commitment fee on all unused commitment. At September 30, 2015, there was $3,047,619.05 of unused commitment.
(24)	479,283 Common Shares represents 3.8% of the outstanding common shares in Point.360.
(25)	351,713 Units represents 2.8% of the outstanding common shares in Point.360.
(26)	Industry name has been modified to conform to the March 31, 2016 Schedule of Investments.
(27)	Investment name has been modified to conform to the March 31, 2016 Schedule of Investments.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements

March 31, 2016

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

Debt Issuance Costs

Issuance costs, incurred in connection with our credit facilities, unsecured notes and SBA debentures (see Note 5) are deferred and amortized over the life of the respective facility or instrument.

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

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Fee income for the three and six months ended March 31, 2016 was approximately $1.8 million and $4.8 million, respectively. For the three and six months ended March 31, 2015 fee income was approximately $2.5 million and $6.6 million, respectively (see Note 9).

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt.

Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended March 31, 2016, the Company earned approximately $3.5 million and $5.7 million in PIK, respectively. For the three and six months ended March 31, 2015, the Company earned approximately $2.3 million and $4.8 million in PIK, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments as a component of the net change in unrealized appreciation/(depreciation) on investments in the consolidated statements of operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At March 31, 2016, eight investments were on non-accrual status with a combined fair value of approximately $64.1 million, or 6.2% of the fair value of our portfolio. At September 30, 2015, three investments were on non-accrual status with a combined fair value of approximately $25.5 million, or 2.1% of the fair value of our portfolio.

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

The methodologies and information that the Company utilizes when applying the Market Approach for performing investments includes, among other things:

·	valuations of comparable public companies (“Guideline Comparable Approach”),

·	recent sales of private and public comparable companies (“Guideline Comparable Approach”),

·	recent acquisition prices of the company, debt securities or equity securities (“Acquisition Price Approach”),

·	external valuations of the portfolio company, offers from third parties to buy the company (“Estimated Sales Proceeds Approach”),

·	subsequent sales made by the company of its investments (“Expected Sales Proceeds Approach”); and

·	estimating the value to potential buyers.

The methodologies and information that the Company utilizes when applying the Income Approach for performing investments includes:

·	discounting the forecasted cash flows of the portfolio company or securities (Discounted Cash Flow (“DCF”) Approach); and

·	Black-Scholes model or simulation models or a combination thereof (“Income Approach – Option Model”) with respect to the valuation of warrants.

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

Recent Accounting Pronouncements

In August, 2014, the FASB released Accounting Standards Update 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40)(“ASU 2014-15”). ASU 2014-15 requires the Company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one year period subsequent to the date that the financial statements are issued or within the one year period subsequent the date that the financial statements are available to be issued. ASU 2014 15 becomes effective for fiscal periods ending after December 15, 2016; however, early adoption is permitted. The Company has not elected to early adopt ASU 2014-15 and is considering its effects upon the financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2015. Prior to adoption, the Company recorded deferred debt issuance costs as deferred financing costs as an asset on the consolidated statements of assets and liabilities. Upon adoption, the Company reclassified all of these costs as unamortized debt issuance costs that reduce debt in the liabilities on the consolidated statements of assets and liabilities and retrospectively reclassified $13.1 million of deferred debt issuance costs that were previously presented as deferred financing costs as an asset as of September 30, 2015.

In May 2015, the FASB issued ASU 2016-07 Fair Value Measurements: Disclosures for Investments in Certain Entitles that Calculate Net Asset Value per Share (or its Equivalent). The pronouncement removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using NAV per share practical expedient. The pronouncement also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to the investments for which the entity has not elected to measure the fair value using that practical expedient. For public business entities, the guidance becomes effective and will be applied retrospectively for fiscal years beginning after 15 December 2015 and interim periods within those years; however, early adoption is permitted. The Company has elected to early adopt the pronouncement for the current reporting period, which is permitted; therefore the Company excluded all investments in affiliated entities fair valued using the practical expedient from the fair value hierarchy.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There is no provision for federal excise tax for 2015 accrued at March 31, 2016.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of March 31, 2016 and September 30, 2015, the Company recorded a deferred tax liability of $2.2 million and $1.8 million, respectively, on the consolidated statements of assets and liabilities. The change in provision for deferred taxes is included as a component of net gain/(loss) on investments in the consolidated statements of operations. For the three and six months ended March 31, 2016 the change in provision for deferred taxes on the unrealized gain on investments were $0.1 million and $0.4 million, respectively. For the three and six months ended March 31, 2015 the change in provision for deferred taxes on the unrealized gain on investments were $0.7 million and $0.5 million, respectively.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at March 31, 2016. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of March 31, 2016 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$696,921	59.7%	$609,981	58.9%
Senior Secured Second Lien Term Loans	308,646	26.5	295,960	28.6
Senior Secured First Lien Notes	26,750	2.3	26,353	2.5
Unsecured Debt	60,446	5.2	53,040	5.1
MCC Senior Loan Strategy JV I LLC	23,188	2.0	23,274	2.2
Equity/Warrants	50,705	4.3	27,482	2.7
Total	$1,166,656	100.0%	$1,036,090	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At March 31, 2016 and September 30, 2015, the total fair value of warrants was $7.8 million and $11.9 million, respectively, and were included in investments at fair value on the consolidated statement of assets and liabilities.

Total unrealized losses related to warrants for the three and six months ended March 31, 2016 were $0.2 million and $3.6 million, respectively and were recorded on the consolidated statement of operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements.  During the three and six months ended March 31, 2016, the Company did not acquire any warrant positions. Total unrealized gain related to warrants for the three months ended March 31, 2015 was $2.2 and total unrealized loss for the six months ended March 31, 2015 was $0.8 million were recorded on the consolidated statement of operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements.  During the three and six months ended March 31, 2015, the Company acquired 0 and 1 warrant positions, respectively.

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2016 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$137,767	13.3%
Automotive	105,892	10.2
Construction & Building	100,253	9.7
Banking, Finance, Insurance & Real Estate	95,757	9.2
Healthcare & Pharmaceuticals	85,805	8.3
Hotel, Gaming & Leisure	79,356	7.7
Containers, Packaging & Glass	54,594	5.3
Aerospace & Defense	52,363	5.1
Energy: Oil & Gas	52,284	5.0
Telecommunications	39,830	3.9
Chemicals, Plastics & Rubber	32,192	3.1
Beverage & Food	29,379	2.8
Capital Equipment	29,225	2.8
Consumer goods: Durable	23,998	2.3
Multisector Holdings	23,274	2.2
Metals & Mining	19,531	1.9
Services: Consumer	16,896	1.6
Consumer goods: Non-durable	15,901	1.5
High Tech Industries	14,342	1.4
Retail	12,450	1.2
Media: Broadcasting & Subscription	8,555	0.8
Wholesale	5,907	0.6
Transportation: Cargo	539	0.1
Total	$1,036,090	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2015. The September 30, 2015 industry groupings have been modified to conform to the March 31, 2016 industry groupings (dollars in thousands):

	Fair Value	Percentage
Services: Business	$161,700	13.3%
Construction & Building	103,939	8.6
Banking, Finance, Insurance & Real Estate	101,899	8.4
Automotive	99,414	8.2
Healthcare & Pharmaceuticals	92,258	7.6
Metals & Mining	90,469	7.4
Hotel, Gaming & Leisure	73,821	6.1
Aerospace & Defense	69,885	5.7
Energy: Oil & Gas	63,339	5.2
Containers, Packaging & Glass	58,766	4.8
Chemicals, Plastics & Rubber	46,548	3.8
Retail	43,399	3.6
Telecommunications	40,519	3.3
Beverage & Food	39,575	3.3
Capital Equipment	29,764	2.4
Consumer goods: Durable	24,715	2.0
Services: Consumer	17,000	1.4
High Tech Industries	14,774	1.2
Multisector Holdings	14,216	1.2
Consumer goods: Non-durable	11,888	1.0
Consumer Discretionary	10,000	0.8
Media: Broadcasting & Subscription	7,744	0.6
Transportation: Cargo	460	0.1
Total	$1,216,092	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at March 31, 2016 (dollars in thousands):

	Fair Value	Percentage
Midwest	$286,459	27.7%
Southwest	242,693	23.4
Southeast	171,036	16.5
West	163,167	15.8
Northeast	115,418	11.1
Mid-Atlantic	57,317	5.5
Total	$1,036,090	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2015 (dollars in thousands):

	Fair Value	Percentage
Midwest	$387,086	31.8%
Southwest	254,265	20.9
West	192,906	15.9
Southeast	177,269	14.6
Northeast	126,756	10.4
Mid-Atlantic	77,810	6.4
Total	$1,216,092	100.0%

Transactions With Affiliated Companies

During the six months ended March 31, 2016 and 2015, the Company had investments in portfolio companies designated as controlled investments and affiliates under the 1940 Act. Transactions with control investments and affiliates were as follows:

Name of Investment	Fair Value at September 30, 2015	Purchases (Sales) of/Advances to Affiliates	Transfers In/(Out) of Affiliates	Fair Value at March 31, 2016	Income Earned	Unrealized Gain/(Loss)	Realized Gain/(Loss)
Controlled Investments
Capstone Nutrition	$-	$6,804,124	$20,840,975	$17,429,206	$783,359	$(11,015,990)	$-
MCC Senior Loan Strategy JV I LLC(1)	14,215,834	8,750,000	-	23,273,450	-	307,616	-
OmniVere LLC	24,865,578	10,000,000	-	34,320,067	1,379,001	(1,923,131)	-
United Road Towing, Inc.	35,116,790	-	-	19,013,238	842,428	(16,930,522)	-
Total Controlled Investments	$74,198,202	$25,554,124	$20,840,975	$94,035,961	$3,004,788	$(29,562,027)	$-

Non-Controlled Affiliates
US Multifamily, LLC	$10,000,000	$-	$-	$10,000,000	$333,500	$-	$-
Total Non-Controlled Affiliates	$10,000,000	$-	$-	$10,000,000	$333,500	$-	$-

(1)	The Company and Great American Life Insurance Company (“GALIC”) are the members of MCC Senior Loan Strategy JV I LLC (“MCC JV”), a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members of MCC JV make capital contributions as investments by MCC JV are completed, and all portfolio and other material decisions regarding MCC JV must be submitted to MCC JV’s board of managers, which is comprised of an equal number of members appointed by each of the Company and GALIC. Approval of MCC JV’s board of managers requires the unanimous approval of a quorum of the board of managers, with a quorum consisting of equal representation of members appointed by each of the Company and GALIC. Because management of MCC JV is shared equally between the Company and GALIC, the Company does not have operational control over the MCC JV for purposes of the 1940 Act or otherwise.

Name of Investment	Fair Value at September 30, 2014	Purchases (Sales) of/Advances to Affiliates	Transfers In/(Out) of Affiliates	Fair Value at March 31, 2015	Income Earned	Unrealized Gain/(Loss)(2)	Realized Gain/(Loss)(2)
Controlled Investments
United Road Towing, Inc.	$38,244,386	$-	$-	$37,512,556	$1,745,707	$(1,420,249)	$-
Total Controlled Investments	$38,244,386	$-	$-	$37,512,556	$1,745,707	$(1,420,249)	$-

Non-Controlled Affiliates
US Multifamily, LLC	$10,000,000	$-	$-	$10,000,000	$333,500	$-	$-
Cymax Stores, Inc.	11,434,667	(11,685,980)	-	-	662,098	(1,491,516)	1,449,030
Total Non-Controlled Affiliates	$21,434,667	$(11,685,980)	$-	$10,000,000	$995,598	$(1,491,516)	$1,449,030

(2)	The prior year table has been modified to conform to the current year.

Purchases (sales) of/advances (distributions) to affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the six months ended March 31, 2016 and 2015, respectively. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from affiliates is included in total investment income on the consolidated statements of operations for the three and six months ended March 31, 2016 and 2015, respectively.

Loan Participation Sales

The Company sells portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At March 31, 2016, there were 15 participation agreements outstanding with an aggregate fair value of $275.3 million. At September 30, 2015, there were 14 participation agreements outstanding with an aggregate fair value of $301.6 million. Such investments where the Company has retained a proportionate interest are included in the consolidated schedule of investments. All of these investments are classified within Level 3 of the fair value hierarchy, as defined in Note 4.

During the three and six months ended March 31, 2016, the Company made interest and principal payments to the sub-participant in the aggregate amount of $3.3 million and $5.5 million, respectively. During the three and six months ended March 31, 2015, the Company made interest and principal payments to the sub-participant in the aggregate amount of $3.8 million and $13.6 million, respectively. Under the terms of the participation agreements, the Company will make periodic payments to the sub-participant equal to the sub-participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

As of March 31, 2016, MCC JV had total capital commitments of $100.0 million with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $26.5 million was funded as of March 31, 2016 relating to these commitments, of which $23.2 million was from the Company.

On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with initial commitments of $100 million subject to leverage and borrowing base restrictions. The JV Facility will bear interest at a rate of LIBOR (with no minimum) + 2.50% per annum. The revolving loan period ends on August 4, 2021 and the final maturity date is August 4, 2022. As of March 31, 2016, there was approximately $24.8 million outstanding under the JV Facility.

At March 31, 2016 and September 30, 2015, MCC JV had total assets at fair value of $45.1 million and $14.3 million, respectively. As of March 31, 2016 and September 30, 2015, MCC JV’s portfolio was comprised of senior secured first lien term loans to 13 and 5 borrowers, respectively. As of March 31, 2016 and September 30, 2015, none of these loans were on non-accrual status.

Below is a summary of MCC JV’s portfolio, followed by a listing of the individual loans in MCC JV’s portfolio as of March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
Senior Secured loans(1)	$45,760,422	$14,373,473
Weighted average current interest rate on Senior Secured loans(2)	6.82%	7.17%
Number of borrowers in MCC JV	13	5
Largest loan to a single borrower(1)	$4,500,000	$3,000,000
Total of five largest loans to borrowers(1)	$20,513,333	$14,373,473

(1)	At par value.
(2)	Computed as the (a) annual stated interest rate on accruing Senior Secured loans, divided by (b) total Senior Secured loans at principal amount.

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	9/3/2021	2,782,500	2,757,180	2,754,675	10.4%
				2,782,500	2,757,180	2,754,675

APCO Holdings Inc.	Automotive	Senior Secured First Lien Term loans (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/31/2021	3,750,000	3,640,383	3,637,500	13.7%
				3,750,000	3,640,383	3,637,500

CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term loans (LIBOR + 6.75%, 1.00% LIBOR Floor)(1)	9/30/2020	3,000,000	2,984,236	2,981,700	11.2%
				3,000,000	2,984,236	2,981,700

CRGT, Inc.	High Tech Industries	Senior Secured First Lien Term loans (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	12/19/2020	2,924,051	2,917,487	2,901,828	10.9%
				2,924,051	2,917,487	2,901,828

Keurig Green Mountain, LLC	Beverage, Food & Tobacco	Senior Secured First Lien Term loans (LIBOR + 4.50%, 0.75% LIBOR Floor)(1)	3/3/2023	4,023,333	3,969,334	3,969,018	14.9%
				4,023,333	3,969,334	3,969,018

Language Line, Inc.	Telecommunications	Senior Secured First Lien Term loans (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	7/7/2021	3,846,866	3,827,439	3,823,015	14.4%
				3,846,866	3,827,439	3,823,015

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	6/4/2020	2,977,380	2,977,380	2,922,596	11.0%
				2,977,380	2,977,380	2,922,596

MB Aerospace ACP Holdings Corp.	Aerospace and Defense	Senior Secured First Lien Term loans (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	12/15/2022	3,990,000	3,951,484	3,950,100	14.9%
				3,990,000	3,951,484	3,950,100

Quanex Building Products Corporation	Construction and Building	Senior Secured First Lien Term loans (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	11/2/2022	4,000,000	3,983,787	3,980,000	15.0%
				4,000,000	3,983,787	3,980,000

Sundial Brands LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term loans (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	10/19/2021	3,000,000	2,944,339	2,940,000	11.1%
				3,000,000	2,944,339	2,940,000

Sirius Computer Solutions, Inc.	Wholesale	Senior Secured First Lien Term loans (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	10/30/2022	2,966,292	2,910,153	2,906,966	11.0%
				2,966,292	2,910,153	2,906,966

Specialty Foam Technologies, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loans (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)	1/15/2021	4,000,000	4,000,000	4,000,000	15.1%
				4,000,000	4,000,000	4,000,000

TaxACT, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/31/2022	4,500,000	4,369,244	4,365,000	16.4%
				4,500,000	4,369,244	4,365,000

Total Investments, March 31, 2016				$45,760,422	$45,232,445	$45,132,399	170.0%

(1)	Represents the weighted average annual current interest rate as of March 31, 2016. All interest rates are payable in cash, unless otherwise noted.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	9/3/2021	2,800,000	2,772,167	2,772,000	17.0%
				2,800,000	2,772,167	2,772,000

CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term loans (LIBOR + 6.75%, 1.00% LIBOR Floor)(1)	9/30/2020	3,000,000	2,982,480	3,000,000	18.5%
				3,000,000	2,982,480	3,000,000

CRGT, Inc.	High Tech Industries	Senior Secured First Lien Term loans (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	12/19/2020	2,981,013	2,973,610	2,973,560	18.3%
				2,981,013	2,973,610	2,973,560

Language Line, Inc.	Telecommunications	Senior Secured First Lien Term loans (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	7/7/2021	2,600,000	2,574,605	2,596,750	16.0%
				2,600,000	2,574,605	2,596,750

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	6/4/2020	2,992,460	2,992,460	2,939,191	18.1%
				2,992,460	2,992,460	2,939,191

Total Investments, September 30, 2015				$14,373,473	$14,295,322	$14,281,501	87.9%

(1)	Represents the weighted average annual current interest rate as of September 30, 2015. All interest rates are payable in cash, unless otherwise noted.
(2)	Represents the fair value in accordance with ASC 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

Below is certain summarized financial Information for MCC JV as of March 31, 2016 and September 30, 2015, and for the three and six months ended March 31, 2016 and March 31, 2015:

	As of March 31, 2016	As of September 30, 2015
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: of $45,232,445 and $14,295,322, respectively)	$45,132,399	$14,281,501
Cash	5,261,700	977,318
Other assets	120,341	34,869
Deferred financing costs (net of amortization of $137,017 and $34,302 respectively)	1,091,677	1,196,392
Total assets	$51,606,117	$16,490,080

Line of credit	$24,780,000	$-
Other liabilities	180,090	162,857
Interest payable	90,369	80,556
Total liabilities	25,050,459	243,413
Members' capital	26,555,658	16,246,667
Total liabilities and members' capital	$51,606,117	$16,490,080

	For the three months ended March 31		For the six months ended March 31
	2016	2015(1)	2016	2015(1)
Selected Consolidated Statement of Operations Information:
Total revenues	$773,430	N/A	$1,128,543	N/A
Total expenses	(459,830)	N/A	(751,644)	N/A
Net unrealized depreciation	(49,419)	N/A	(86,225)	N/A
Net realized gains	18,402	N/A	20,269	N/A
Net income/(loss)	$282,583	N/A	$310,943	N/A

(1)	MCC JV did not commence operations until July 2015.

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of March 31, 2016 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$-	$609,981	$609,981
Senior Secured Second Lien Term Loans	-	-	295,960	295,960
Senior Secured First Lien Notes	-	5,908	20,445	26,353
Unsecured Debt	-	-	53,040	53,040
Equity/Warrants	304	401	26,777	27,482
Total	$304	$6,309	$1,006,203	$1,012,816
MCC Senior Loan Strategy JV I LLC				$23,274
Total Investments, at fair value				$1,036,090

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended March 31, 2016 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2015	$695,970	$372,176	$30,669	$45,661	$50,584	$1,195,060
Purchases and other adjustments to cost	5,184	1,262	9	1,228	826	8,509
Originations	42,678	12,000	-	8,278	896	63,852
Sales	-	-	-	-	-	-
Settlements	(91,922)	(83,732)	(11,000)	-	(5,840)	(192,494)
Net realized gains/(losses) from investments	151	-	39	-	5,303	5,493
Net transfers in and/or out of Level 3	-	-	-	-	-	-
Net unrealized gains/(losses)	(42,080)	(5,746)	728	(2,127)	(24,992)	(74,217)
Balance as of March 31, 2016	$609,981	$295,960	$20,445	$53,040	$26,777	$1,006,203

The following table provides a reconciliation of the beginning and ending balances for investments that use level 3 inputs for the six months ended March 31, 2015 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2014	$747,740	$359,209	$53,634	$38,186	$44,282	$1,243,051
Purchases and other adjustments to cost	5,807	1,429	15	5	1,024	8,280
Originations	94,860	49,500	-	-	6,231	150,591
Sales	(13,156)	(26,576)	(12,118)	-	(2,233)	(54,083)
Settlements	(81,788)	(12,487)	-	-	-	(94,275)
Net realized gains/(losses) from investments	127	(542)	(2,401)	-	1,321	(1,495)
Net transfers in and/or out of Level 3	-	-	(18,326)	-	(105)	(18,431)
Net unrealized gains/(losses)	(33,864)	(2,070)	(1,229)	4	(1,299)	(38,458)
Balance as of March 31, 2015	$719,726	$368,463	$19,575	$38,195	$49,221	$1,195,180

Net change in unrealized loss included in earnings related to investments still held as of March 31, 2016 and 2015, was approximately $90.2 million and $16.3 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended March 31, 2016, one of our Senior Secured Notes with a fair value of $5.0 million transferred from Level 2 to Level 3 because of the decrease in availability of the transaction data or the inputs to the valuation became observable, and one of our Senior Secured Notes with a fair value of $5.9 million transferred from Level 3 to Level 2 because of the increase in availability of the transaction data or inputs to the valuation became observable. During the six months ended March 31, 2015, two of our Senior Secured Notes with a fair value of $18.3 million and one of our warrants with a fair value of $0.1 million transferred from Level 3 to Level 2 because of the increase in availability of the transaction data or the inputs to the valuation became observable.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of March 31, 2016 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$506,047	Income Approach (DCF)	Market yield	7.53% - 16.75% (11.88%)

Senior Secured First Lien Term Loans	17,267	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount Rate	0.75x - 1.25x (1.00x)/5.00x - 6.00x (5.50x)/16.50% - 17.50% (17.00%)

Senior Secured First Lien Term Loans	7,729	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1), RGU, Discount Rate	1.00x - 1.60x (1.30x)/7.00x - 8.00x (7.50x)/$393.75 - $525.00 ($459.38)/13.00% - 15.00% (14.00%)

Senior Secured First Lien Term Loans	17,429	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM EBITDA Multiple(1), Discount Rate	5.75x-6.25x (6.00x)/16.50% - 18.50% (17.50%)

Senior Secured First Lien Term Loans	5,034	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), Discount Rate	0.75x - 1.25x (1.00x) /16.50%-18.50% (17.50%)

Senior Secured First Lien Term Loans	-	Market Approach (Guideline Comparable)	N/A	N/A

Senior Secured First Lien Term Loans	20,865	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount Rate	1.00x-1.50x (1.25x)/1.00x-1.50x(1.25x)/5.75x-6.25x(6.00x)/ 17.50%-19.50% (18.50%)

Senior Secured First Lien Term Loans	3,681	Enterprise Valuation Analysis	Sale of Business, Asset Sale, Precedent Transaction	$93.00M-$93.00M ($93.00M)/ $64.25M-$128.50M ($96.38M)/ $13.24M-$19.86M ($16.55M)

Senior Secured First Lien Term Loans	6,002	Market Approach (Guideline Comparable)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1)	0.50x-1.00x (0.75x)/ 4.50x-5.00x (4.75x)

Senior Secured First Lien Term Loans	25,927	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A

Senior Secured Notes	20,445	Income Approach (DCF)	Market yield	9.25% - 9.25% (9.25%)

Senior Secured Second Lien Term Loans	257,105	Income Approach (DCF)	Market yield	10.21% - 19.54% (12.41%)

Senior Secured Second Lien Term Loans	21,028	Income Approach (DCF)	Cost of equity	17.50%-18.50% (17.83%)

Senior Secured Second Lien Term Loans	17,827	Market Approach (Guideline Comparable)	LTM Revenue Multiple(1), LTM EBITDA Multiple(1)	0.50x-1.00x(0.75x) /6.00x-6.50x (6.25x)

Unsecured Debt	13,455	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount Rate	1.00x-1.50x (1.25x)/ 1.00x-1.50x (1.25x)/ 5.75x-6.25x (6.00x)/ 17.50%-19.50% (18.50%)

Unsecured Debt	39,585	Income Approach (DCF)	Market yield	11.97% - 18.00% (15.72%)

Equity	10,742	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A

Equity	4,884	Income Approach (DCF)	Market yield	11.63% - 11.63% (11.63%)

Equity	826	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1), RGU, Discount Rate	1.00x-1.60x (1.30x)/ 7.00x-8.00x (7.50x)/ $393.75-$525.00 ($495.38)/ 13.00%-15.00% (14.00%)

Equity	-	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM EBITDA Multiple(1), Discount Rate	5.75x-6.25x (6.00x)/ 16.50%-18.50% (17.50%)

Equity	1,186	Market Approach (Guideline Comparable)	LTM Revenue Multiple(1), LTM EBITDA Multiple(1)	0.50x-1.00x (0.75x)/ 6.00x-6.50x (6.25x)

Equity	308	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM EBITDA Multiple(1), Discount Rate	6.50x-7.50x(7.00x)/ 16.00%-18.00% (17.00%)

Equity	7,747	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple(1)	4.50x -7.50x (5.37x)/4.50x -6.50x (5.16x)

Equity	-	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount Rate	1.00x-1.50x (1.25x)/ 1.00x-1.50x (1.25x)/ 5.75x-6.25x (6.00x)/ 17.50%-19.50% (18.50%)

Warrants	-	Market Approach (Guideline Comparable)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1)	0.50x-1.00x (0.75x)/ 4.50x-5.00x (4.75x)

Warrants	1,084	Market Approach (Guideline Comparable)	NTM EBITDA Multiple(1)	4.50x - 6.25x (6.17x)

Warrants	-	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount Rate	0.75x-1.25x (1.00x)/ 5.00x-6.00x (5.50x)/ 16.50%-17.50% (17.00%)

Warrants	-	Market Approach (Guideline Comparable)	N/A	N/A

Total	$1,006,203

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2015 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$594,118	Income Approach (DCF)	Market yield	8.08% - 15.25% (11.48%)

Senior Secured First Lien Term Loans	22,504	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1) and 2015 EBITDA Multiple(1)	0.50x - 1.00x (0.75x)/3.50x - 4.50x (4.00x)

Senior Secured First Lien Term Loans	7,537	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1), 2015 EBITDA Multiple(1), Revenue Generating Unit Price	1.00x - 1.25x (1.13x)/12.00x - 13.00x (12.50x)/$393.75 - $525.00 ($459.38)

Senior Secured First Lien Term Loans	6,332	Market Approach (Guideline Comparable)	LTM EBITDA Multiple(1)	4.00x - 5.00x (5.00x)

Senior Secured First Lien Term Loans	-	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1)	0.40x - 0.60x (0.50x)

Senior Secured First Lien Term Loans	17,806	Market Approach (Guideline Comparable)	2015 EBITDA Multiple(1)	6.25x - 6.75x (6.50x)

Senior Secured First Lien Term Loans	11,888	Income Approach (DCF) and Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple(1), Discount Rate	4.50x - 5.00x (4.50x)/4.50x - 5.00x (4.50x)/20.0% - 22.0% (21.5%)

Senior Secured First Lien Term Loans	35,785	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A

Senior Secured Second Lien Term Loans	340,621	Income Approach (DCF)	Market yield	9.58% - 18.38% (11.79%)

Senior Secured Second Lien Term Loans	7,280	Income Approach (DCF)	Market yield, Cost of equity	15.93%/19.00%-21.00% (19.00%)

Senior Secured Second Lien Term Loans	14,275	Income Approach (DCF)	Cost of equity	16.00%-18.00% (17.00%)

Senior Secured Second Lien Term Loans	10,000	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A

Senior Secured Notes	30,669	Income Approach (DCF)	Market yield	9.46%-22.42% (13.75%)

Unsecured Debt	38,601	Income Approach (DCF)	Market yield	11.71% - 18.00% (15.52%)

Unsecured Debt	7,060	Market Approach (Guideline Comparable)	2015 EBITDA Multiple(1)	6.25x - 6.75x (6.50x)

Equity	208	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1), 2015 EBITDA Multiple(1), Revenue Generating Unit Price	1.00x - 1.25x (1.13x)/12.00x - 13.00x (12.50x)/$393.75 - $525.00 ($459.38)

Equity	5,078	Income Approach (DCF)	Market yield	14.63%-14.63% (14.63%)

Equity	18,627	Option Model	LTM EBITDA Multiple(1)/Discount Rate/Volatility	5.5x-6.5x (6.0x) / 12.0% -14.0% (12.0%) / 17.0% - 44.9% (25.0%)

Equity	7,869	Market Approach (Guideline Comparable)	LTM and 2015 EBITDA Multiple(1)	7.50x -7.50x (7.50x)/5.50x -7.00x (6.69x)

Warrants	-	Income Approach (DCF) and Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple(1), Discount Rate	4.50x - 5.00x (4.50x)/4.50x - 5.00x (4.50x)/20.0% - 22.0% (21.5%)

Warrants	14,486	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple(1)	4.25x - 10.00x (7.18x); 3.75x -10.00x (6.78x)

Warrants	231	Market Approach (Guideline Comparable)	2015 EBITDA Multiple(1)	4.0x - 7.5x (7.5x)

Warrants	-	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1) and 2015 EBITDA Multiple(1)	0.50x - 1.00x (0.75x)/3.50x - 4.50x (4.00x)

Warrants	-	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1)	0.40x - 0.60x (0.50x)

Warrants	460	Market Approach (Guideline Comparable)/Option Model	LTM and NTM EBITDA Multiple(1), Volatility	5.50x - 6.50x (6.00x); 5.00x - 6.00x (5.50x); 12.28% - 20.27% (45.0%)

Equity	3,330	Income Approach (DCF)	Discount Rate	8.00%-12.00% (8.00%)

Equity	295	Market Approach (Guideline Comparable)	LTM EBITDA Multiple(1)	4.00x - 5.00x (4.50x)

Total	$1,195,060

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

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

The Company’s outstanding debt as of March 31, 2016 and September 30, 2015 was as follows (dollars in thousands):

	As of
	March 31, 2016			September 30, 2015
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$343,500	$25,300	$25,300	$343,500	$192,700	$192,700
Term Loan Facility	174,000	174,000	174,000	174,000	174,000	174,000
2019 Notes	40,000	40,000	40,000	40,000	40,000	40,000
2021 Notes	74,013	74,013	74,013	N/A	N/A	N/A
2023 Notes	63,500	63,500	63,500	63,500	63,500	63,500
SBA Debentures	150,000	150,000	150,000	150,000	150,000	150,000
Total	$845,013	$526,813	$526,813	$771,000	$620,200	$620,200

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

As of March 31, 2016, total commitments under the Facilities are $517.5 million, comprised of $343.5 million committed to the Revolving Credit Facility and $174.0 million funded under the Term Loan Facility.

At March 31, 2016, the carrying amount of our borrowings under the Facilities approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2016 and September 30, 2015, the Facilities would be deemed to be Level 3, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Facilities are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Facilities. As of March 31, 2016 and September 30, 2015, debt issuance costs related to the Facilities were as follows (dollars in thousands):

	March 31, 2016		September 30, 2015
	Revolving Facility	Term Facility	Revolving Facility	Term Facility
Amortized Debt Issuance Costs	$3,943	$1,030	$3,284	$721
Unamortized Debt Issuance Costs	3,518	2,136	4,160	2,437
Total	$7,461	$3,166	$7,444	$3,158

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities for the three and six months ended March 31, 2016 and 2015 (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2016	2015	2016	2015
Revolving Facility interest	$687	$1,365	$1,889	$2,785
Revolving Facility commitment fee	527	201	815	402
Term Facility interest	1,518	1,474	2,963	2,980
Amortization of debt issuance costs	480	365	968	737
Agency and other fees	19	19	38	39
Total	$3,231	$3,424	$6,673	$6,943
Weighted average stated interest rate	3.4%	3.2%	3.3%	3.2%
Weighted average outstanding balance	$258,195	$356,811	$295,334	$358,382

As of March 31, 2016 and September 30, 2015, there was $25.3 million and $192.7 million, respectively, outstanding under the Revolving Facility. As of March 31, 2016 and September 30, 2015, there was $174.0 million outstanding under the Term Loan Facility.

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

On January 14, 2016, the Company closed an additional $3.25 million in aggregate principal amount of the 2021 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes.

At March 31, 2016, the carrying amount and fair value of the 2019 Notes was $40.0 million and $40.0 million, respectively. At September 30, 2015, the carrying amount and fair value of the 2019 Notes was $40.0 million and $40.0 million, respectively. At March 31, 2016, the carrying amount and fair value of the 2023 Notes was $63.5 million and $61.5 million, respectively. At September 30, 2015, the carrying amount and fair value of the 2023 Notes was $63.5 million and $62.1 million, respectively. At March 31, 2016, the carrying amount and fair value of the 2021 Notes was $74.0 million and $72.5 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. At March 31, 2016 and September 30, 2015 the Notes would be deemed to be Level 1, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As of March 31, 2016 and September 30, 2015, debt issuance costs related to the Notes were as follows (dollars in thousands):

	March 31, 2016			September 30, 2015
	2019 Notes	2021 Notes	2023 Notes	2019 Notes	2021 Notes	2023 Notes
Amortized Debt Issuance Costs	$846	$182	$645	$741	N/A	$539
Unamortized Debt Issuance Costs	629	3,025	1,484	734	N/A	1,590
Total	$1,475	$3,207	$2,129	$1,475	N/A	$2,129

For the three and six months ended March 31, 2016 and 2015, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2016	2015	2016	2015
2019 Unsecured Notes interest	$713	$713	$1,425	$1,425
2021 Unsecured Notes interest	1,210	N/A	1,376	N/A
2023 Unsecured Notes interest	972	972	1,945	1,945
Amortization of debt issuance costs	264	104	393	210
Total	$3,159	$1,789	$5,139	$3,580
Weighted average stated interest rate	6.6%	6.6%	6.5%	6.5%
Weighted average outstanding balance	$177,013	$103,500	$145,469	$103,500

As of March 31, 2016 and September 30, 2015, $40.0 million and $63.5 million in aggregate principal amount of the 2019 Notes and the 2023 Notes were outstanding, respectively. As of March 31, 2016, $74.0 million in aggregate principal amount of the 2021 Notes was outstanding.

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

SBA regulations currently limit the amount that the SBIC LP may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.

As of March 31, 2016, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding. As of September 30, 2015, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding that mature between September 2023 and September 2025.

Our fixed-rate SBA Debentures as of March 31, 2016 and September 30, 2015 were as follows (dollars in thousands):

	March 31, 2016		September 30, 2015
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate
September 2013	$5,000	4.404%	$5,000	4.404%
March 2014	39,000	3.951	39,000	3.951
September 2014	50,000	3.370	50,000	3.370
September 2014	6,000	3.775	6,000	3.775
September 2015	50,000	3.571	50,000	3.571
Weighted Average Rate/Total	$150,000	3.639%	$150,000	3.639%

As of March 31, 2016, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2016, and September 30, 2015 the SBA Debentures would be deemed to be Level 3, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the SBA Debentures are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the SBA Debentures. As of March 31, 2016 and September 30, 2015, debt issuance costs related to the SBA Debentures were as follows (dollars in thousands):

	March 31, 2016	September 30, 2015
Amortized Debt Issuance Costs	$1,272	$931
Unamortized Debt Issuance Costs	3,866	4,207
Total	$5,138	$5,138

For the three and six months ended March 31, 2016 and 2015, the components of interest, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2016	2015	2016	2015
SBA Debentures interest	$1,361	$909	$2,737	$1,834
Amortization of debt issuance costs	169	127	341	248
Total	$1,530	$1,036	$3,078	$2,082
Weighted average stated interest rate	3.7%	3.7%	3.7%	3.7%
Weighted average outstanding balance	$150,000	$100,822	$150,000	$100,407

Note 6. Agreements

Investment Management Agreement

Under the terms of our investment management agreement, MCC Advisors:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and
•	executes, closes, monitors and administers the investments we make, including the exercise of any voting or consent rights.

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

The following discussion of our base management fee and two-part incentive fee reflect the terms of the fee waiver agreement executed by MCC Advisors on February 8, 2016 (the “Fee Waiver Agreement”). The terms of the Fee Waiver Agreement are effective as of January 1, 2016, and are a permanent reduction in the base management fee and incentive fee on net investment income payable to MCC Advisors for the investment advisory and management services it provides under the investment management agreement. The Fee Waiver Agreement does not change the second component of the incentive fee, which is the incentive fee on capital gains.

Base Management Fee

For providing investment advisory and management services to us, MCC Advisors receives a base management fee. The base management fee is calculated at an annual rate of 1.75% (0.4375% per quarter) of up to $1.0 billion of the Company’s gross assets and 1.50% (0.375% per quarter) of any amounts over $1.0 billion of the Company’s gross assets, and is payable quarterly in arrears. The base management fee will be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters and will be appropriately pro-rated for any partial quarter.

Incentive Fee

The incentive fee has two components, as follows:

Incentive Fee Based on Income

The first component of the incentive fee is payable quarterly in arrears and is based on our pre-incentive fee net investment income earned during the calendar quarter for which the incentive fee is being calculated. MCC Advisors is entitled to receive the incentive fee on net investment income from us if our Ordinary Income (as defined below) exceeds a quarterly “hurdle rate” of 1.5%. The hurdle amount is calculated after making appropriate adjustments to the Company’s net assets, as determined as of the beginning of each applicable calendar quarter, in order to account for any capital raising or other capital actions as a result of any issuances by the Company of its common stock (including issuances pursuant to our dividend reinvestment plan), any repurchase by the Company of its own common stock, and any dividends paid by the Company, each as may have occurred during the relevant quarter.

Beginning with the calendar quarter that commenced on January 1, 2016, the incentive fee on net investment income will be determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted as described below, from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since January 1, 2016). We refer to such period as the “Trailing Twelve Quarters.”

The hurdle amount for the incentive fee on net investment income is determined on a quarterly basis, and is equal to 1.5% multiplied by the Company’s net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments to the Company’s net assets, as determined as of the beginning of each applicable calendar quarter, in order to account for any capital raising or other capital actions as a result of any issuances by the Company of its common stock (including issuances pursuant to our dividend reinvestment plan), any repurchase by the Company of its own common stock, and any dividends paid by the Company, each as may have occurred during the relevant quarter. The incentive fee for any partial period will be appropriately prorated. Any incentive fee on net investment income will be paid to MCC Advisors on a quarterly basis, and will be based on the amount by which (A) aggregate net investment income (“Ordinary Income”) in respect of the relevant Trailing Twelve Quarters exceeds (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.” For the avoidance of doubt, Ordinary Income is net of all fees and expenses, including the reduced base management fee but excluding any incentive fee on Pre-Incentive Fee net investment income or on the Company’s capital gains.

Quarterly Incentive Fee Based on Income

The incentive fee on net investment income for each quarter is determined as follows:

•	No incentive fee on net investment income is payable to MCC Advisors for any calendar quarter for which there is no Excess Income Amount.
•	100% of the Ordinary Income, if any, that exceeds the hurdle amount, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 1.8182% multiplied by the Company’s net assets at the beginning of each applicable calendar quarter, as adjusted as noted above, comprising the relevant Trailing Twelve Quarters is included in the calculation of the incentive fee on net investment income; and
•	17.5% of the Ordinary Income that exceeds the Catch-up Amount is included in the calculation of the incentive fee on net investment income.

The amount of the incentive fee on net investment income that will be paid to MCC Advisors for a particular quarter will equal the excess of the incentive fee so calculated minus the aggregate incentive fees on net investment income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters but not in excess of the Incentive Fee Cap (as described below).

The incentive fee on net investment income that is paid to MCC Advisors for a particular quarter is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap for any quarter is an amount equal to (a) 17.5% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters minus (b) the aggregate incentive fees on net investment income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters.

“Cumulative Net Return” means (x) the Ordinary Income in respect of the relevant Trailing Twelve Quarters minus (y) any Net Capital Loss (as described below), if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no incentive fee on net investment income to MCC Advisors for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the incentive fee on net investment income that is payable to MCC Advisors for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay an incentive fee on net investment income to MCC Advisors equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the incentive fee on net investment income that is payable to MCC Advisors for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay an incentive fee on net investment income to MCC Advisors, calculated as described above, for such quarter without regard to the Incentive Fee Cap.

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

For the avoidance of doubt, the purpose of the new incentive fee calculation under the Fee Waiver Agreement is to permanently reduce aggregate fees payable to MCC Advisors by the Company, effective as of January 1, 2016. In order to ensure that the Company will pay MCC Advisors lesser aggregate fees on a cumulative basis, as calculated beginning January 1, 2016, we will, at the end of each quarter, also calculate the base management fee and incentive fee on net investment income owed by the Company to MCC Advisors based on the formula in place prior to January 1, 2016. If, at any time beginning January 1, 2016, the aggregate fees on a cumulative basis, as calculated based on the formula in place after January 1, 2016, would be greater than the aggregate fees on a cumulative basis, as calculated based on the formula in place prior to January 1, 2016, MCC Advisors shall only be entitled to the lesser of those two amounts.

The second component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement as of the termination date) and equals 20.0% of our cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the investment adviser.

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

For the three months ended March 31, 2016 and 2015, the Company incurred base management fees to MCC Advisors of $4.9 million and $5.5 million, respectively. For the three months ended March 31, 2016 and 2015, we incurred $3.1 million and $4.4 million of incentive fees related to pre-incentive fee net investment income, respectively.

For the three months ended March 31, 2016 base management and incentive fees, net of fees waived under the Fee Waiver Agreement were $4.8 million and $1.1 million, respectively.

For the six months ended March 31, 2016 and 2015, the Company incurred base management fees to MCC Advisors of $10.2 million and $11.3 million, respectively. For the three months ended March 31, 2016 and 2015, we incurred $7.1 million and $9.5 million of incentive fees related to pre-incentive fee net investment income, respectively.

For the six months ended March 31, 2016 base management and incentive fees, net of fees waived under the Fee Waiver Agreement were $10.2 million and $5.0 million, respectively.

As of March 31, 2016 and September 30, 2015, $5.9 million and $10.0 million were included in “management and incentive fees payable,” in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three and six months ended March 31, 2016, we incurred $1.0 million and $2.0 million in administrator expenses, respectively. For the three and six months ended March 31, 2015, we incurred $1.1 million and $2.1 million in administrator expenses, respectively.

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

Note 8. Commitments

Unfunded commitments

As of March 31, 2016 and September 30, 2015, we had commitments under loan and financing agreements to fund up to $12.4 million to 9 portfolio companies and $28.1 million to 12 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and a revolver and an analysis of their value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2016 and September 30, 2015 is shown in the table below (dollars in thousands):

	As of
	March 31, 2016	September 30, 2015
DHISCO Electronic Distribution, Inc. - Revolver	$3,048	$3,048
Autosplice, Inc	3,026	3,026
Tenere Acquisition Corp.	2,000	2,000
RCS Management Corporation & Specialized Medical Services, Inc	1,000	5,000
Black Angus Steakhouses, LLC - Delayed Draw TL	893	893
Black Angus Steakhouses, LLC - Revolver	625	446
Access Media Holdings, LLC - Series AA Preferred Equity	528	-
Be Green Manufacturing and Distribution Centers LLC - Revolver	479	479
Ship Supply Acquisition Corporation	466	622
Point.360	320	1,600
Red Skye Wireless LLC	-	7,500
Freedom Powersports LLC - (DDTL)	-	1,800
Be Green Manufacturing and Distribution Centers LLC - Delayed Draw TL	-	750
Meridian Behavioral Health, LLC (Term Loan B)	-	500
Access Media Holdings, LLC - Series A Preferred Equity	-	424
Total	$12,385	$28,088

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

Note 9. Fee Income

The fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, transaction break-up fee and other miscellaneous fees. The following tables summarize the Company’s fee income for the three and six months ended March 31, 2016 and 2015 (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2016	2015	2016	2015
Origination fee	$223	$919	$1,230	$2,938
Prepayment fee	752	543	1,234	1,613
Amendment fee	602	932	1,706	1,693
Administrative agent fee	181	135	371	281
Other fees	-	10	276	98
Fee income	$1,758	$2,539	$4,817	$6,623

Note 10. Directors Fees

The independent directors each receive an annual fee of $55,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and six months ended March 31, 2016, we accrued $0.1 million and $0.3 million for directors’ fees expense, respectively. For the three and six months ended March 31, 2015, we accrued $0.1 million and $0.3 million for directors’ fees expense, respectively.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended March 31, 2016 and 2015 (dollars in thousands except share and per share amounts):

	For the three months ended March 31		For the six months ended March 31
Basic and diluted	2016	2015	2016	2015
Net increase / (decrease) in net assets from operations	$448	$11,783	$(38,756)	$(6,533)
Weighted average common shares outstanding	55,761,062	58,499,797	56,044,037	58,617,823
Earnings per common share-basic and diluted	$0.01	$0.20	$(0.69)	$(0.11)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended March 31, 2016 and 2015:

	For the six months ended March 31
	2016	2015
Per share data:
Net asset value per share at beginning of period	$11.00	$12.43

Net investment income (1)	0.54	0.65
Net realized gains/(losses) on investments	0.10	(0.16)
Net unrealized appreciation/(depreciation) on investments	(1.32)	(0.59)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	(0.01)	(0.01)
Net increase/(decrease) in net assets	(0.69)	(0.11)

Distributions from net investment income (2)	(0.60)	(0.67)
Distributions from net realized gains (2)	-	-
Distributions from tax return of capital (2)	-	-

Repurchase of common stock under stock repurchase program	0.10	0.03
Other(3)	(0.01)	-

Net asset value at end of period	$9.80	$11.68
Net assets at end of period	$536,771,831	$676,094,647
Shares outstanding at end of period	54,763,411	57,907,607

Per share market value at end of period	$6.60	$9.15
Total return based on market value (4)	(3.92)%	(19.02)%
Total return based on net asset value (5)	(3.51)%	(1.79)%
Portfolio turnover rate	12.85%	15.90%

The following is a schedule of ratios and supplemental data for the six months ended March 31, 2016 and 2015:

	For the six months ended March 31
	2016	2015
Ratios: (6)
Ratio of net investment income to average net assets(7)	10.12%	11.10%
Ratio of total expenses to average net assets(7)	11.67%	11.20%
Ratio of incentive fees to average net assets(7)	1.68%	2.77%

Supplemental Data:
Ratio of operating expenses and credit facility related expenses to average net assets (7)	10.00%	8.42%
Percentage of non-recurring fee income (8)	6.82%	8.28%
Average debt outstanding (9)	$590,802,987	$562,288,462
Average debt outstanding per common share	$10.54	$9.59
Asset coverage ratio per unit (10)	2,467	2,442
Average market value per unit
Facilities (11)	N/A	N/A
SBA debentures	N/A	N/A
Notes due 2019	$24.83	$25.33
Notes due 2021	$23.26	N/A
Notes due 2023	$23.85	$24.87

1)	Net investment income excluding management and incentive fee waivers based on total weighted average common stock outstanding equals $0.50 per share for the six months ended March 31, 2016 and net investment income based on total weighted average common stock outstanding equals $0.65 per share for the six months ended March 31, 2015.
2)	These figures are presented in accordance with GAAP and do not represent the final tax characteristic of distributions to shareholders. The final tax characteristic of any distributions will be determined at the Company’s fiscal year-end.
3)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
4)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
5)	Total annual return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
6)	Ratios are annualized.
7)	For the six months ended March 31, 2016, excluding management and incentive fee waivers, the ratio of net investment income, operating expenses, incentive fees, credit facility related expenses and total expenses to average net assets is 9.41%, 5.04%, 2.36%, 4.98%, and 12.39%, respectively.
8)	Represents the impact of the non-recurring fees over investment income.
9)	Based on daily weighted average balance of debt outstanding during the period
10)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.
11)	The Facilities and SBA Debentures are not registered for public trading.

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

The following table summarizes the Company’s dividend distributions during the six months ended March 31, 2016 and 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
During the six months ended March 31, 2016
11/5/2015	11/25/2015	12/18/2015	$0.30
2/1/2016	2/24/2016	3/18/2016	0.30
			$0.60

Date Declared	Record Date	Payment Date	Amount Per Share
During the six months ended March 31, 2015
10/30/2014	11/26/2014	12/12/2014	$0.37
2/9/2015	2/25/2015	3/13/2015	0.30
			$0.67

Note 14. Stock Repurchase Program

The following table summarizes our share repurchases under our stock repurchase program for the three and six months ended March 31, 2016 and March 31, 2015 (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2016	2015	2016	2015
Dollar amount repurchased	$9,600	$7,930	$10,700	$7,930
Shares Repurchased	1,430,392	825,677	1,573,741	825,677
Average price per share	$6.71	$9.60	$6.80	$9.60
Weighted average discount to Net Asset Value	33.0%	18.3%	32.7%	18.3%

On February 5, 2015, our Board of Directors approved a share repurchase program pursuant to which we can purchase up to an aggregate amount of $30.0 million of our common stock between the period of the approval date and February 5, 2016. On December 4, 2015, the Board of Directors extended the duration of the share repurchase program through December 31, 2016, and increased the aggregate amount to $50.0 million. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. This program may be limited or terminated at any time without prior notice. Since the inception of the program, the Company's net asset value per share was increased by approximately $0.21 as a result of the share repurchases.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the six months ended March 31, 2016, except as disclosed below.

On May 5, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.30 per share payable on June 24, 2016, to stockholders of record at the close of business on May 25, 2016.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward-looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K and elsewhere in this quarterly report on Form 10-Q.

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

Portfolio and Investment Activity

As of March 31, 2016 and 2015, our portfolio had a fair market value of approximately $1,036.1 million and $1,211.7 million, respectively. The following table summarizes our portfolio and investment activity during the three and six months ended March 31, 2016 and 2015 (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2016	2015	2016	2015
Investments made in new portfolio companies	$10,000	$15,000	$25,554	$89,748
Investments made in existing portfolio companies	19,136	39,295	47,147	58,420
Aggregate amount in exits and repayments	(97,919)	(63,355)	(192,493)	(143,570)
Net investment activity	$(68,783)	$(9,060)	$(119,792)	$4,598

Portfolio Companies, at beginning of period	68	76	72	79
Number of new portfolio companies	1	1	2	5
Number of exited portfolio companies	(4)	(5)	(9)	(12)
Portfolio companies, at end of period	65	72	65	72

Number of investments in existing portfolio companies	8	10	20	14

The following table summarizes the amortized cost and the fair value of our average portfolio company investment and largest portfolio company investment as of March 31, 2016 and 2015 (dollars in thousands):

	As of March 31, 2016		As of March 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company investment	$17,949	$15,940	$17,722	$16,829
Largest portfolio company investment	54,957	53,761	38,424	38,701

The following table summarizes the amortized cost and the fair value of investments as of March 31, 2016 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$696,921	59.7%	$609,981	58.9%
Senior Secured Second Lien Term Loans	308,646	26.5	295,960	28.6
Senior Secured First Lien Notes	26,750	2.3	26,353	2.5
Unsecured Debt	60,446	5.2	53,040	5.1
MCC Senior Loan Strategy JV I LLC	23,188	2.0	23,274	2.2
Equity/Warrants	50,705	4.3	27,482	2.7
Total	$1,166,656	100.0%	$1,036,090	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2015 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$740,831	58.2%	$695,970	57.2%
Senior Secured Second Lien Term Loans	379,115	29.8	372,176	30.6
Senior Secured First Lien Notes	37,697	3.0	36,380	3.0
Unsecured Debt	50,941	4.0	45,661	3.7
MCC Senior Loan Strategy JV I LLC	14,437	1.1	14,216	1.2
Equity/Warrants	49,520	3.9	51,689	4.3
Total	$1,272,541	100.0%	$1,216,092	100.0%

As of March 31, 2016, our income-bearing investment portfolio, which represented nearly 90.2% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 12.1%, and 78.5% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 21.5% bore interest at fixed rates.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2016 and September 30, 2015 (dollars in thousands):

	As of March 31, 2016		As of September 30, 2015
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$113,280	10.9%	$146,699	12.0%
2	731,943	70.7	947,949	78.0
3	181,183	17.5	121,444	10.0
4	-	-	-	-
5	9,684	0.9	-	-
Total	$1,036,090	100.0%	$1,216,092	100.0%

Results of Operations

Operating results for the three and six months ended March 31, 2016 and 2015 are as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2016	2015	2016	2015
Total investment income	$30,714	$36,776	$65,141	$76,625
Total expenses, net	16,139	19,023	34,900	38,482
Net investment income	14,575	17,753	30,241	38,143
Net realized gains/(losses)	99	(9,401)	5,477	(9,617)
Net unrealized gains/(losses) on investments	(14,093)	4,136	(74,116)	(34,564)
Change in provision for deferred taxes on unrealized gains/(loss) on investments	(133)	(705)	(358)	(495)
Net increase in net assets resulting from operations	$448	$11,783	$(38,756)	$(6,533)

Investment Income

For the three and six months ended March 31, 2016, investment income totaled $30.7 million and $65.1 million, respectively, of which $28.9 and $60.3 million was attributable to portfolio interest and dividend income, and $1.8 million and $4.8 million to fee income.

For the three and six months ended March 31, 2015, investment income totaled $36.8 million and $76.6 million, respectively, of which $34.3 and $70.0 million was attributable to portfolio interest and dividend income, and $2.5 million and $6.6 million to fee income.

Operating Expenses

Operating expenses for the three and six months ended March 31, 2016 and 2015 are as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2016	2015	2016	2015
Base management fees	$4,876	$5,546	$10,223	$11,330
Incentive fees	3,149	4,438	7,065	9,536
Interest and financing expenses	7,920	6,248	14,890	12,605
Administrator expenses	1,043	1,098	1,959	2,120
Professional fees	556	840	1,188	1,372
General and administrative	453	585	1,163	935
Insurance	135	143	271	286
Directors fees	130	125	264	298
Expenses before management and incentive fee waiver	18,262	19,023	37,023	38,482
Management fee waiver	(71)	-	(71)	-
Incentive fee waiver	(2,052)	-	(2,052)	-
Expenses, net of management and incentive fee waiver	$16,139	$19,023	$34,900	$38,482

For the three months ended March 31, 2016, total operating expenses before management and incentive fee waivers decreased by $0.8 million, or (4.2%), compared to the three months ended March 31, 2015. For the six months ended March 31, 2016, total operating expenses before management and incentive fee waivers decreased by $1.5 million, or (3.9%), compared to the six months ended March 31, 2015.

Interest and financing expenses were higher in the three and six months ended March 31, 2016 than the three and six months ended March 31, 2015 as a result of an increase in commitment on a four-year senior secured revolving credit facility, issuing $40.0 million in aggregate principal amount of 7.125% unsecured notes that mature on March 30, 2019 (the “2019 Notes“), an increase in commitment on a five-year senior secured term loan credit facility, issuing $63.5 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes“), issuing $74.0 million in aggregate principal amount of 6.50% unsecured notes that mature on January 30, 2021 (the “2021 Notes”), and issuing SBA-guaranteed debentures (“SBA Debentures”).

Excluding interest and financing expenses, expenses decreased for the three and six months ended March 31, 2016 compared to the three and six months ended March 31, 2015 due to a decrease in base management fees, incentive fees, administrative service fees, professional fees, insurance fees, and general and administrative expenses, offset by an increase in director’s fees. Base management fees, which are calculated based on average gross assets, decreased due to the decline in the portfolio throughout the period. The incentive fee decreased as a result of the decrease in pre-incentive fee net investment income. In addition, both the management and incentive fees decreased due to the fee waiver agreement described in the Investment Management Agreement section. Administrative service fees decreased due to lower administrator expenses. Professional fees have decreased due to lower legal, audit, and valuation service expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and six months ended March 31, 2016, we recognized $0.1 million and $5.5 million of realized gain on our portfolio investments, respectively. During the three and six months ended March 31, 2015, we recognized $9.4 million and $9.6 million of realized losses on our portfolio investments, respectively.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended March 31, 2016, we had $14.1 million and $74.1 million of unrealized depreciation, respectively, on portfolio investments. For the three and six months ended March 31, 2015, we had $4.1 million of unrealized appreciation and $34.6 million of unrealized depreciation, respectively, on portfolio investments.

Provision for Deferred Taxes on Unrealized Appreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and six months ended March 31, 2016, the Company recognized a provision for deferred tax on unrealized gains of $0.1 million and $0.4 million for consolidated subsidiaries, respectively. For the three and six months ended March 31, 2015, the Company recognized a provision for deferred tax on unrealized gains of $0.7 million and $0.5 million for consolidated subsidiaries, respectively.

Changes in Net Assets from Operations

For the three months ended March 31, 2016, we recorded a net increase in net assets resulting from operations of $0.4 million, as a result of the factors discussed above. For the three months ended March 31, 2015, we recorded a net increase in net assets resulting from operations of $11.8 million. Based on 55,761,062 and 58,499,797 weighted average common shares outstanding for the three months ended March 31, 2016 and 2015, respectively, our per share net increase in net assets resulting from operations was $0.01 for the three months ended March 31, 2016 compared to a per share net increase in net assets resulting from operations was $0.20 for the three months ended March 31, 2015.

For the six months ended March 31, 2016, we recorded a net decrease in net assets resulting from operations of $38.8 million. For the six months ended March 31, 2015, we recorded a net decrease in net assets resulting from operations of $6.5 million. Based on 56,044,037 and 58,617,823 weighted average common shares outstanding for the six months ended March 31, 2016 and 2015, respectively, our per share net decrease in net assets resulting from operations was $0.69 for the six months ended March 31, 2016 compared to a per share net decrease in net assets resulting from operations was $0.11 for the six months ended March 31, 2015.

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

On January 14, 2016, the Company closed an additional $3.25 million in aggregate principal amount of the 2021 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes.

As of March 31, 2016, total commitments under the Facilities are $517.5 million, comprised of $343.5 million committed to the Revolving Credit Facility and $174.0 million funded under the Term Loan Facility.

As of March 31, 2016, we had $12.7 million in cash. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

SBA regulations currently limit the amount that the SBIC LP may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.

On November 16, 2012, we obtained exemptive relief from the SEC to permit us to exclude the debt of the SBIC LP guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting it to borrow up to $150.0 million more than it would otherwise be able to absent the receipt of this exemptive relief.

As of March 31, 2016, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2016 and September 30, 2015, we had commitments under loan and financing agreements to fund up to $12.4 million to 9 portfolio companies and $28.1 million to 12 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and a revolver and an analysis of their value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2016 and September 30, 2015 is shown in the table below (dollars in thousands):

	As of
	March 31, 2016	September 30, 2015
DHISCO Electronic Distribution, Inc. - Revolver	$3,048	$3,048
Autosplice, Inc	3,026	3,026
Tenere Acquisition Corp.	2,000	2,000
RCS Management Corporation & Specialized Medical Services, Inc	1,000	5,000
Black Angus Steakhouses, LLC - Delayed Draw TL	893	893
Black Angus Steakhouses, LLC - Revolver	625	446
Access Media Holdings, LLC - Series AA Preferred Equity	528	-
Be Green Manufacturing and Distribution Centers LLC - Revolver	479	479
Ship Supply Acquisition Corporation	466	622
Point.360	320	1,600
Red Skye Wireless LLC	-	7,500
Freedom Powersports LLC - (DDTL)	-	1,800
Be Green Manufacturing and Distribution Centers LLC - Delayed Draw TL	-	750
Meridian Behavioral Health, LLC (Term Loan B)	-	500
Access Media Holdings, LLC - Series A Preferred Equity	-	424
Total	$12,385	$28,088

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at March 31, 2016 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Revolving Facility	$25,300	$-	$-	$25,300	$-
Term Loan Facility	174,000	-	-	174,000	-
7.125% Notes	40,000	-	-	40,000	-
6.50% Notes	74,013	-	-	74,013	-
6.125% Notes	63,500	-	-	-	63,500
SBA Debenture	150,000	-	-	-	150,000
Total contractual obligations	$526,813	$-	$-	$313,313	$213,500

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

On March 27, 2015, Medley Capital Corporation and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (“MCC JV”). Medley Capital Corporation and GALIC have committed to provide $100 million of equity to MCC JV, with Medley Capital Corporation providing $87.5 million and GALIC providing $12.5 million. MCC JV commenced operations on July 15, 2015. On August 4, 2015, MCC JV entered into a senior secured revolving  credit facility (the “JV Facility”) led by Credit Suisse, AG with initial commitments of $100 million. As of March 31, 2016, MCC JV has drawn approximately $24.8 million on the JV Facility. As of March 31, 2016, MCC JV had total investments at fair value of $45.1 million. As of March 31, 2016, MCC JV’s portfolio was comprised of senior secured first lien loans to 13 different borrowers. As of March 31, 2016, none of these loans were on non-accrual status.

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

The following table summarizes the dividend distributions during the six months ended March 31, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
11/5/2015	11/25/2015	12/18/2015	0.30
2/1/2016	2/24/2016	3/18/2016	0.30

Stock Repurchase Program

The following table summarizes our share repurchases under our stock repurchase program for the three and six months ended March 31, 2016 (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2016	2015	2016	2015
Dollar amount repurchased	$9,600	$7,930	$10,700	$7,930
Shares Repurchased	1,430,392	825,677	1,573,741	825,677
Average price per share	$6.71	$9.60	$6.80	$9.60
Weighted average discount to Net Asset Value	33.0%	18.3%	32.7%	18.3%

On February 5, 2015, our Board of Directors approved a share repurchase program pursuant to which we can purchase up to an aggregate amount of $30.0 million of our common stock between the period of the approval date and February 5, 2016. On December 4, 2015, the Board of Directors extended the duration of the share repurchase program through December 31, 2016, and increased the aggregate amount to $50.0 million. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. This program may be limited or terminated at any time without prior notice. Since the inception of the program, the Company's net asset value per share was increased by approximately $0.21 as a result of the share repurchases.

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

The following discussion of our base management fee and two-part incentive fee reflects the terms of the fee waiver agreement executed by MCC Advisors on February 8, 2016 (the “Fee Waiver Agreement”). The terms of the Fee Waiver Agreement are effective as of January 1, 2016, and are a permanent reduction in the base management fee and incentive fee on net investment income payable to MCC Advisors for the investment advisory and management services it provides under the investment management agreement. The Fee Waiver Agreement does not change the second component of the incentive fee, which is the incentive fee on capital gains.

Base Management Fee

For providing investment advisory and management services to us, MCC Advisors receives a base management fee. The base management fee is calculated at an annual rate of 1.75% (0.4375% per quarter) of up to $1.0 billion of the Company’s gross assets and 1.50% (0.375% per quarter) of any amounts over $1.0 billion of the Company’s gross assets, and is payable quarterly in arrears. The base management fee will be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters and will be appropriately pro-rated for any partial quarter.

Incentive Fee

The incentive fee has two components, as follows:

Incentive Fee Based on Income

The first component of the incentive fee is payable quarterly in arrears and is based on our pre-incentive fee net investment income earned during the calendar quarter for which the incentive fee is being calculated. MCC Advisors is entitled to receive the incentive fee on net investment income from us if our Ordinary Income (as defined below) exceeds a quarterly “hurdle rate” of 1.5%. The hurdle amount is calculated after making appropriate adjustments to the Company’s net assets, as determined as of the beginning of each applicable calendar quarter, in order to account for any capital raising or other capital actions as a result of any issuances by the Company of its common stock (including issuances pursuant to our dividend reinvestment plan), any repurchase by the Company of its own common stock, and any dividends paid by the Company, each as may have occurred during the relevant quarter.

Beginning with the calendar quarter that commenced on January 1, 2016, the incentive fee on net investment income will be determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted as described below, from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since January 1, 2016). We refer to such period as the “Trailing Twelve Quarters.”

The hurdle amount for the incentive fee on net investment income is determined on a quarterly basis, and is equal to 1.5% multiplied by the Company’s net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments to the Company’s net assets, as determined as of the beginning of each applicable calendar quarter, in order to account for any capital raising or other capital actions as a result of any issuances by the Company of its common stock (including issuances pursuant to our dividend reinvestment plan), any repurchase by the Company of its own common stock, and any dividends paid by the Company, each as may have occurred during the relevant quarter. The incentive fee for any partial period will be appropriately prorated. Any incentive fee on net investment income will be paid to MCC Advisors on a quarterly basis, and will be based on the amount by which (A) aggregate net investment income (“Ordinary Income”) in respect of the relevant Trailing Twelve Quarters exceeds (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.” For the avoidance of doubt, Ordinary Income is net of all fees and expenses, including the reduced base management fee but excluding any incentive fee on Pre-Incentive Fee net investment income or on the Company’s capital gains.

Quarterly Incentive Fee Based on Income

The incentive fee on net investment income for each quarter is determined as follows:

•	No incentive fee on net investment income is payable to MCC Advisors for any calendar quarter for which there is no Excess Income Amount.
•	100% of the Ordinary Income, if any, that exceeds the hurdle amount, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 1.8182% multiplied by the Company’s net assets at the beginning of each applicable calendar quarter, as adjusted as noted above, comprising the relevant Trailing Twelve Quarters is included in the calculation of the incentive fee on net investment income; and
•	17.5% of the Ordinary Income that exceeds the Catch-up Amount is included in the calculation of the incentive fee on net investment income.

The amount of the incentive fee on net investment income that will be paid to MCC Advisors for a particular quarter will equal the excess of the incentive fee so calculated minus the aggregate incentive fees on net investment income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters but not in excess of the Incentive Fee Cap (as described below).

The incentive fee on net investment income that is paid to MCC Advisors for a particular quarter is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap for any quarter is an amount equal to (a) 17.5% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters minus (b) the aggregate incentive fees on net investment income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters.

“Cumulative Net Return” means (x) the Ordinary Income in respect of the relevant Trailing Twelve Quarters minus (y) any Net Capital Loss (as described below), if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no incentive fee on net investment income to MCC Advisors for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the incentive fee on net investment income that is payable to MCC Advisors for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay an incentive fee on net investment income to MCC Advisors equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the incentive fee on net investment income that is payable to MCC Advisors for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay an incentive fee on net investment income to MCC Advisors, calculated as described above, for such quarter without regard to the Incentive Fee Cap.

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

For the avoidance of doubt, the purpose of the new incentive fee calculation under the Fee Waiver Agreement is to permanently reduce aggregate fees payable to MCC Advisors by the Company, effective as of January 1, 2016. In order to ensure that the Company will pay MCC Advisors lesser aggregate fees on a cumulative basis, as calculated beginning January 1, 2016, we will, at the end of each quarter, also calculate the base management fee and incentive fee on net investment income owed by the Company to MCC Advisors based on the formula in place prior to January 1, 2016. If, at any time beginning January 1, 2016, the aggregate fees on a cumulative basis, as calculated based on the formula in place after January 1, 2016, would be greater than the aggregate fees on a cumulative basis, as calculated based on the formula in place prior to January 1, 2016, MCC Advisors shall only be entitled to the lesser of those two amounts.

The second component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement as of the termination date) and equals 20.0% of our cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the investment adviser.

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

Revenue Recognition

Our revenue recognition policies are as follows:

Investments and Related Investment Income We account for investment transactions on a trade-date basis and interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Origination, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Other fees are capitalized as deferred revenue and recorded into income over the respective period. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in the fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in our consolidated statement of operations.

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At March 31, 2016, eight investments were on non-accrual status with a combined fair value of approximately $64.1 million, or 6.2% of the fair value of our portfolio. At September 30, 2015, three investments were on non-accrual status with a combined fair value of approximately $25.5 million, or 2.1% of the fair value of our portfolio.

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

Recent Developments

On May 5, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.30 per share payable on June 24, 2016, to stockholders of record at the close of business on May 25, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended March 31, 2016, we did not engage in hedging activities.

As of March 31, 2016, 78.5% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate floor as of March 31, 2016 was as follows (dollars in thousands):

	March 31, 2016
	Fair Value	% of Floating Rate Portfolio
Under 1%	$153,462	20.9%
1% to under 2%	527,437	72.0
2% to under 3%	34,494	4.7
3%	17,500	2.4
Total	$732,893	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2016, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase (1)	Interest Income	Interest Expense	Net Increase/(Decrease)
100	$3,300	$2,000	$1,300
200	9,800	4,000	5,800
300	16,900	6,000	10,900
400	24,000	8,000	16,000
500	31,100	10,000	21,100

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

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2015, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase (1)	Interest Income	Interest Expense	Net Increase/(Decrease)
100	$2,600	$5,200	$(2,600)
200	10,100	10,300	(200)
300	18,900	15,500	3,400
400	27,800	20,700	7,100
500	36,600	25,800	10,800

(1)   A hypothetical decline in interest rates would not have a material impact on our financial statements.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

On May 29, 2015, Moshe Barkat and Modern VideoFilm Holdings, LLC filed a complaint against the Company, Medley Opportunity Fund II LP (“MOF II”), MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte CRG (“Deloitte”), Scott Avila (“Avila”), Charles Sweet, and Modern VideoFilm, Inc. (“MVF”), seeking damages in excess of $100 million. The lawsuit is pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437. The Company, together with MOF II, Congruent, and Main Street, (and together with the Company, MOF II and Congruent, “Lenders”), had a loan to MVF. The outstanding balance on the loan was in excess of $66.5 million, of which $15 million was due to the Company. After MVF defaulted on its loan, the Lenders exercised voting rights under a stock pledge and appointed an independent director, Charles Sweet, as MVF’s sole director. Mr. Sweet subsequently appointed Scott Avila and Cooper Crouse of Deloitte CRG as chief restructuring officer and assistant chief restructuring officer, respectively. Mr. Barkat was the former chief executive officer and founder of MVF. MVF terminated Mr. Barkat’s employment. Mr. Barkat has asserted claims against MVF for breach of his employment contract and wrongful termination. Mr. Barkat has asserted claims against the Company and MOF II for breach of fiduciary duty, intentional interference with contract, unfair competition and defamation. Deloitte and Avilla have settled the claims against them in exchange for payment of $1,475,000.  The Company disputes the claims and is vigorously defending the action, as well as prosecuting affirmative counterclaims against Moshe Barkat and Modern VideoFilm Holdings, LLC.

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on December 4, 2015, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended March 31, 2016 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 3, 2015, the Board authorized an increase to the share repurchase program initially adopted on February 5, 2015, pursuant to which the Company can purchase up to an aggregate amount of $50 million of its common stock through December 31, 2016. Under this program, the Company has been authorized to programmatically buy stock at a price of up to NAV per share under a 10b5-1 program. As described more fully in the table below, as of March 31, 2016, the Company has purchased 3,969,873 shares of common stock pursuant to this repurchase plan.

Period	Total Number of Shares Purchased	Average Price per Share	Total Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1, 2016 through January 31,2016	273,020	$6.96	2,812,501	$25,795,281
February 1, 2016 through February 29, 2016	105,311	6.65	2,917,812	25,095,141
March 1, 2016 through March 31, 2016	1,052,061	6.65	3,969,873	18,095,148

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

4.2	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 22, 2010).

4.3	Indenture, dated February 7, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.2 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333- 179237), filed on February 13, 2012).

4.4	First Supplemental Indenture, dated March 21, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 2 to the Registrant Statement on Form N-2 (File No. 333-179237), filed on March 21, 2012).

4.5	Second Supplemental Indenture, dated March 18, 2013, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 7 to the Registrant Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

4.6	Third Supplemental Indenture, dated December 17, 2015, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.6 to the Registrant's Post-Effective Amendment No. 11 to the Registration Statement on Form N-2 (File No. 333-187324), filed on December 17, 2015).

10.1	Letter from MCC Advisors LLC re: Waiver of Base Management Fee and Incentive Fee on Net Investment Income, dated February 8, 2016 (Incorporated by reference to Exhibit 99.K.5 to the Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-208746), filed on March 25, 2016).

11.1	Statement re computation of per share earnings (Included in Note 11 to the financial statements contained herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	Medley Capital Corporation
May 9, 2016

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and
Financial Officer)

