Form 10-Q
period 2016-06-30
Medley Capital Corp
filed 2016-08-09
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 8, 2016 the Registrant had 54,763,411 shares of common stock, $0.001 par value, outstanding.

MEDLEY CAPITAL CORPORATION

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	June 30, 2016	September 30, 2015
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $969,239,911 and $1,175,785,384, respectively)	$920,130,225	$1,131,893,787
Controlled investments (amortized cost of $161,531,606 and $86,755,896, respectively)	112,360,720	74,198,202
Affiliated investments (amortized cost of $10,000,000 and $10,000,000, respectively)	10,000,000	10,000,000
Total investments at fair value	1,042,490,945	1,216,091,989
Cash and cash equivalents	11,852,880	15,714,256
Interest receivable	8,286,602	9,542,547
Fees receivable	2,315,375	1,389,634
Other assets	1,082,291	556,285
Receivable for dispositions and investments sold	778,488	578,868
Deferred offering costs	242,991	208,477
Total assets	$1,067,049,572	$1,244,082,056

LIABILITIES
Revolving credit facility payable (net of debt issuance costs of $3,191,614 and $4,160,150, respectively)	$24,608,386	$188,539,850
Term loan payable (net of debt issuance costs of $1,982,703 and $2,436,590, respectively)	172,017,297	171,563,410
Notes payable (net of debt issuance costs of $4,877,813 and $2,324,664, respectively)	172,635,012	101,175,336
SBA debentures payable (net of debt issuance costs of $3,696,259 and $4,206,226, respectively)	146,303,741	145,793,774
Management and incentive fees payable (See note 6)	7,591,471	9,962,534
Interest and fees payable	3,110,450	1,313,931
Accounts payable and accrued expenses	2,654,033	2,503,442
Deferred tax liability	2,489,542	1,797,356
Administrator expenses payable (See note 6)	966,374	1,000,846
Deferred revenue	271,386	402,029
Due to affiliate	36,734	109,164
Total liabilities	$532,684,426	$624,161,672

Commitments (See note 8)

NET ASSETS
Common stock, par value $0.001 per share, 100,000,000 common shares authorized, 54,763,411 and 56,337,152 common shares issued and outstanding, respectively	$54,763	$56,337
Capital in excess of par value	707,495,752	718,240,597
Accumulated undistributed net investment income	11,471,984	20,351,831
Accumulated net realized gain/(loss) from investments	(84,324,823)	(60,625,616)
Net unrealized appreciation/(depreciation) on investments, net of deferred taxes	(100,332,530)	(58,102,765)
Total net assets	534,365,146	619,920,384

Total liabilities and net assets	$1,067,049,572	$1,244,082,056

NET ASSET VALUE PER SHARE	$9.76	$11.00

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended		For the nine months ended
	June 30		June 30
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$22,708,578	$30,443,298	$76,108,574	$94,065,811
Payment-in-kind	1,722,822	2,269,865	5,296,725	5,904,729
Affiliated investments:
Cash	166,750	166,750	500,250	971,902
Payment-in-kind	-	-	-	190,446
Controlled investments:
Cash	821,650	398,725	1,699,753	1,193,301
Payment-in-kind	2,020,642	491,349	4,147,327	1,442,480
Total interest income	27,440,442	33,769,987	87,752,629	103,768,669
Dividend income, net of provisional taxes ($511,510 and $143,883, respectively)	333,351	107,434	333,351	107,434
Interest from cash and cash equivalents	3,554	1,387	15,957	4,359
Fee income (See note 9)	634,935	2,084,975	5,451,558	8,708,173
Total investment income	28,412,282	35,963,783	93,553,495	112,588,635

EXPENSES:
Base management fees (See note 6)	4,657,375	5,545,985	14,880,361	16,876,189
Incentive fees (See note 6)	2,793,709	4,310,026	9,858,961	13,845,784
Interest and financing expenses	7,680,571	6,160,394	22,570,853	18,765,192
Administrator expenses (See note 6)	966,374	1,066,119	2,925,270	3,186,267
Professional fees	638,558	904,659	1,826,664	2,276,691
General and administrative	324,949	461,625	1,488,119	1,396,484
Directors fees	132,724	134,520	396,627	432,895
Insurance	123,862	140,351	394,681	425,996
Expenses before management and incentive fee waivers	17,318,122	18,723,679	54,341,536	57,205,498
Management fee waiver (See note 6)	(40,339)	-	(111,943)	-
Incentive fee waiver (See note 6)	180,725	-	(1,871,059)	-
Total expenses net of management and incentive fee waivers	17,458,508	18,723,679	52,358,534	57,205,498
NET INVESTMENT INCOME	10,953,774	17,240,104	41,194,961	55,383,137

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	(29,176,489)	(9,010,451)	(23,699,207)	(18,627,618)
Net unrealized appreciation/(depreciation) on investments	32,285,431	427,082	(41,831,281)	(34,137,086)
Change in provision for deferred taxes on unrealized gain on investments	(40,378)	(283,706)	(398,484)	(778,161)
Net gain/(loss) on investments	3,068,564	(8,867,075)	(65,928,972)	(53,542,865)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$14,022,338	$8,373,029	$(24,734,011)	$1,840,272

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.26	$0.14	$(0.44)	$0.03
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.20	$0.30	$0.74	$0.95
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	54,763,411	57,859,274	55,618,719	58,363,128

DIVIDENDS DECLARED PER COMMON SHARE	$0.30	$0.30	$0.90	$0.97

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the nine months ended
	June 30
	2016	2015
	(unaudited)	(unaudited)
OPERATIONS:
Net investment income	$41,194,961	$55,383,137
Net realized gain/(loss) from investments	(23,699,207)	(18,627,618)
Net unrealized appreciation/(depreciation) on investments	(41,831,281)	(34,137,086)
Change in provision for deferred taxes on unrealized gain on investments	(398,484)	(778,161)
Net increase/(decrease) in net assets from operations	(24,734,011)	1,840,272
SHAREHOLDER DISTRIBUTIONS:
Distributions from net investment income	(50,074,808)	(56,672,155)
Net decrease in net assets from shareholder distributions	(50,074,808)	(56,672,155)
CAPITAL SHARE TRANSACTIONS:
Repurchase of common stock under stock repurchase program (1,573,741 and 994,758 shares, respectively)	(10,699,990)	(9,506,069)
Offering costs	(46,429)	-
Net increase/(decrease) in net assets from common share transactions	(10,746,419)	(9,506,069)
Total increase/(decrease) in net assets	(85,555,238)	(64,337,952)
Net assets at beginning of period	619,920,384	729,856,881
Net assets at end of period including accumulated undistributed net investment income of $11,471,984 and $20,384,776, respectively	$534,365,146	$665,518,929

Net asset value per common share	$9.76	$11.53
Common shares outstanding at end of period	54,763,411	57,738,526

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the nine months ended
	June 30
	2016	2015
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS	$(24,734,011)	$1,840,272
ADJUSTMENTS TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(11,025,799)	(7,334,583)
Net amortization of premium/(discount) on investments	(670,198)	(1,349,196)
Amortization of debt issuance costs	2,613,877	1,807,210
Net realized (gain)/loss from investments	23,699,207	18,627,618
Net deferred income taxes	692,186	922,044
Net unrealized (appreciation)/depreciation on investments	41,831,281	34,137,086
Proceeds from sale and settlements of investments	207,145,298	223,292,550
Purchases, originations and participations	(87,378,745)	(226,018,818)
(Increase)/decrease in operating assets:
Interest receivable	1,255,945	1,284,656
Fees receivable	(925,741)	455,621
Other assets	(526,006)	(150,359)
Receivable for dispositions and investments sold	(199,620)	10,007,268
Increase/(decrease) in operating liabilities:
Payable for investments purchased, originated and participated	-	(54,995,000)
Management and incentive fees payable, net	(2,371,063)	(588,800)
Accounts payable and accrued expenses	150,591	(113,682)
Interest and fees payable	1,796,519	(193,689)
Administrator expenses payable	(34,472)	53,652
Deferred revenue	(130,643)	54,938
Due to affiliate	(72,430)	92,142
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	151,116,176	1,830,930

Cash flows from financing activities
Repurchase of common stock under stock repurchase program	(10,699,990)	(9,506,069)
Offering costs paid	(80,944)	(98,414)
Borrowings on debt	133,112,825	165,500,000
Paydowns on debt	(224,000,000)	(100,300,000)
Financing costs paid	(3,234,635)	(1,245,929)
Payments of cash dividends	(50,074,808)	(56,672,155)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(154,977,552)	(2,322,567)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(3,861,376)	(491,637)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,714,256	36,731,488
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,852,880	$36,239,851

Supplemental Information:
Interest paid during the period	$18,102,777	$17,094,090
Supplemental non-cash information:
Payment-in-kind interest income	$9,444,052	$7,537,655
Net amortization of premium/(discount) on investments	$670,198	$1,349,196
Amortization of debt issuance costs	$(2,613,877)	$(1,807,210)

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

June 30, 2016

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/ Non-Affiliated Investments:

AAR Intermediate Holdings LLC(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 14.00% PIK, 1.00% LIBOR Floor)(10)(19)	3/30/2019	33,328,635	27,922,608	19,494,918	3.6%
		Warrants to purchase 2.51% of outstanding company equity	3/30/2019	-	2,274,480	-	0.0%
				33,328,635	30,197,088	19,494,918

Accupac, Inc.	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(18)	7/14/2020	31,000,000	31,000,000	30,888,400	5.8%
				31,000,000	31,000,000	30,888,400

Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 8.75% Cash, 0.875% LIBOR Floor)(19)	12/11/2020	15,359,822	15,359,822	15,561,496	2.9%
				15,359,822	15,359,822	15,561,496

Albertville Quality Foods, Inc.(12)	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap)(18)	10/31/2018	16,081,177	16,081,177	16,147,271	3.0%
				16,081,177	16,081,177	16,147,271

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00%)	7/22/2020	7,828,633	7,828,633	7,828,633	1.5%
		Preferred Equity Series A (12.00% PIK)	7/22/2020	1,755,872	1,755,872	81,297	0.0%
		Preferred Equity Series AA (12.00% PIK)	7/22/2020	478,415	478,415	478,415	0.1%
		16% of Common Equity of Newco	7/22/2020	-	-	-	0.0%
				10,062,920	10,062,920	8,388,345

American Covers, Inc.	Consumer goods: Non-durable	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(19)	3/1/2021	10,000,000	10,000,000	10,200,000	1.9%
				10,000,000	10,000,000	10,200,000

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 10.50% Cash, 1.00% LIBOR Floor)(19)	6/30/2019	14,534,394	14,534,395	14,426,259	2.7%
				14,534,394	14,534,395	14,426,259

Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(19)	6/30/2020	2,559,115	2,559,115	2,584,706	0.5%
				2,559,115	2,559,115	2,584,706

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Be Green Packaging, LLC(7)(9)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 12.00%, 1.00% LIBOR Floor)(19)	12/13/2018	5,000,000	5,000,000	4,646,650	0.9%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.00%, 1.00% LIBOR Floor)(19)	12/13/2018	3,416,667	3,416,667	3,175,211	0.6%
		Revolver (LIBOR + 12.00%, 1.00% LIBOR Floor)(19)	12/13/2018	354,167	354,167	291,117	0.1%
		1.563% Partnership Interest in RCAF VI CIV XXIII, L.P.	12/13/2018	-	416,250	-	0.0%
				8,770,834	9,187,084	8,112,978

Black Angus Steakhouses, LLC(7)(9)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	4/24/2020	7,957,589	7,957,589	7,762,260	1.5%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00%, 1.00% LIBOR Floor)	4/24/2020	-	-	-	0.0%
		Revolver (LIBOR + 9.00%, 1.00% LIBOR Floor)(27)	4/24/2020	133,929	133,929	129,411	0.0%
				8,091,518	8,091,518	7,891,671

Brantley Transportation LLC(7)(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	9,758,570	9,064,143	5,190,290	1.0%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00%, 1.00% LIBOR Floor)	8/2/2017	412,500	412,500	412,500	0.1%
		7.50 Common Units represent 8.04% of the outstanding equity interest of Brantley Trucking, LLC	8/2/2017	-	-	-	0.0%
				10,171,070	9,476,643	5,602,790

CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.75% Cash, 1.00% LIBOR Floor)(19)	9/30/2020	17,000,000	17,000,000	16,325,440	3.1%
				17,000,000	17,000,000	16,325,440

ContMid Intermediate Inc.(12)	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	10/25/2019	23,000,000	23,000,000	23,100,970	4.3%
				23,000,000	23,000,000	23,100,970

ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(19)	6/17/2021	12,500,000	12,403,042	12,330,125	2.3%
				12,500,000	12,403,042	12,330,125

Crow Precision Components LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	9/30/2019	13,575,000	13,575,000	13,513,505	2.5%
		350 units of outstanding equity in Wingman Holdings, Inc.	9/30/2019	-	700,000	305,455	0.1%
				13,575,000	14,275,000	13,818,960

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

DHISCO Electronic Distribution, Inc.(7)(12)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 9.00%, 1.50% LIBOR Floor)	11/10/2019	31,238,095	31,238,095	30,453,082	5.7%
		Senior Secured First Lien Term Loan B (10.50% PIK)	2/10/2018	6,797,976	6,797,976	6,615,926	1.2%
		Revolving Credit Facility (LIBOR + 9.00%, 1.50% LIBOR Floor)(24)	5/10/2017	-	-	-	0.0%
		Equity - 1,230,769 Units(22)	2/10/2018	-	1,230,769	1,366,185	0.3%
				38,036,071	39,266,840	38,435,193

DLR Restaurants LLC(12)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	23,963,881	23,963,881	23,652,830	4.4%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	284,612	284,612	281,080	0.1%
				24,248,493	24,248,493	23,933,910

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	10/1/2018	8,238,496	8,144,945	8,087,566	1.5%
		5,000 common units represent 5% of the outstanding equity interest of Dream Finders Holdings, LLC	10/1/2018	-	180,000	1,046,482	0.2%
				8,238,496	8,324,945	9,134,048

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor, 1.5% PIK)(18)	3/6/2018	16,229,572	16,229,572	15,569,840	2.9%
				16,229,572	16,229,572	15,569,840

Essex Crane Rental Corp.(12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(19)	5/13/2019	22,408,891	20,460,116	2,666,658	0.5%
				22,408,891	20,460,116	2,666,658

FKI Security Group LLC(12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(19)	3/30/2020	14,625,000	14,625,000	14,232,611	2.7%
				14,625,000	14,625,000	14,232,611

Footprint Acquisition LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash)(18)	2/27/2020	5,250,102	5,250,102	5,302,340	1.0%
		Preferred Equity (8.75% PIK)	2/27/2020	5,624,036	5,624,036	5,623,755	1.1%
		150.0 units of Common Stock(23)	2/27/2020	-	-	479,029	0.1%
				10,874,138	10,874,138	11,405,124

Freedom Powersports LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.50% LIBOR Floor)(19)	9/26/2019	14,260,000	14,260,000	14,246,881	2.7%
				14,260,000	14,260,000	14,246,881

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Harrison Gypsum LLC(12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)(18)	12/21/2018	54,367,231	54,367,231	53,039,583	9.9%
				54,367,231	54,367,231	53,039,583

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	20,896,000	3.9%
				20,000,000	20,000,000	20,896,000

JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 12.25% Cash)(18)	3/6/2019	21,673,262	21,673,262	20,472,563	3.8%
				21,673,262	21,673,262	20,472,563

Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00%, 1.00% LIBOR Floor)	4/24/2020	20,000,000	20,000,000	20,193,400	3.8%
				20,000,000	20,000,000	20,193,400

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(19)	2/19/2019	15,971,700	15,386,319	15,034,001	2.8%
		Warrants to purchase 0.98% of the outstanding equity	2/19/2024	-	955,680	270,000	0.1%
				15,971,700	16,341,999	15,304,001

LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	1/15/2021	9,875,000	9,782,119	9,776,250	1.8%
				9,875,000	9,782,119	9,776,250

Lucky Strike Entertainment, L.L.C.	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan (LIBOR + 13.00% Cash, 1.00% LIBOR Floor)(19)	12/24/2019	10,254,472	10,254,472	10,331,073	1.9%
				10,254,472	10,254,472	10,331,073

Merchant Cash and Capital, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor)(18)	12/4/2016	17,500,000	17,500,000	17,500,000	3.3%
		Senior Secured Second Lien Term Loan (12.00% Cash)	5/4/2017	15,000,000	15,000,000	14,911,800	2.8%
				32,500,000	32,500,000	32,411,800

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Miratech Intermediate Holdings, Inc.(12)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor, 2.00% PIK)(18)	5/9/2019	12,741,782	12,741,782	12,577,158	2.4%
				12,741,782	12,741,782	12,577,158

Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	3/10/2019	8,852,097	8,852,097	8,940,618	1.7%
				8,852,097	8,852,097	8,940,618

Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(19)	9/29/2020	35,278,846	35,278,846	35,922,332	6.7%
				35,278,846	35,278,846	35,922,332

Nielsen & Bainbridge, LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 9.25% Cash, 1.00% LIBOR Floor)(18)	8/15/2021	25,000,000	25,000,000	24,372,000	4.6%
				25,000,000	25,000,000	24,372,000

NorthStar Group Services, Inc.	Construction & Building	Unsecured Debt (2.5% Cash, 15.5% PIK)	10/24/2019	25,123,345	25,123,345	24,746,746	4.6%
				25,123,345	25,123,345	24,746,746

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)	12/31/2018	20,562,776	20,562,776	19,693,999	3.7%
				20,562,776	20,562,776	19,693,999

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,756,119	21,756,119	20,959,845	3.9%
				21,756,119	21,756,119	20,959,845

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash)	7/8/2020	1,920,000	1,920,000	1,907,136	0.4%
		Equity - 479,283 Common Shares(25)	7/8/2020	-	129,406	327,959	0.1%
		Warrants to purchase 2.8% of the outstanding common shares(26)	7/8/2020	-	52,757	217,076	0.0%
				1,920,000	2,102,163	2,452,171

Prestige Industries LLC	Services: Business	Senior Secured Second Lien Term Loan (10.00% Cash, 3.00% PIK)	11/1/2017	7,621,227	7,596,895	7,017,626	1.3%
		Warrants to purchase 0.63% of the outstanding common units	11/1/2017	-	151,855	-	0.0%
				7,621,227	7,748,750	7,017,626

Prince Mineral Holding Corp.(8)	Wholesale	Senior Secured First Lien Note (11.50%)	12/15/2019	6,800,000	6,752,587	6,006,712	1.1%
				6,800,000	6,752,587	6,006,712

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

RCS Management Corporation & Specialized Medical Services, Inc.(7)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)(18)	8/29/2016	32,866,858	32,866,858	32,866,858	6.2%
				32,866,858	32,866,858	32,866,858

Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(18)	11/1/2019	17,000,000	17,000,000	13,560,220	2.5%
				17,000,000	17,000,000	13,560,220

Response Team Holdings, LLC	Construction & Building	Preferred Equity (12.00% PIK)	3/28/2019	6,070,236	5,796,950	6,135,309	1.1%
		Warrants to purchase 7.2% of the outstanding common units	3/28/2019	-	429,012	1,519,529	0.3%
				6,070,236	6,225,962	7,654,838

Safeworks, LLC(12)	Capital Equipment	Unsecured Debt (12.00% Cash)	1/31/2020	15,000,000	15,000,000	15,057,750	2.8%
				15,000,000	15,000,000	15,057,750

Sendero Drilling Company, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash)(18)	3/18/2019	4,362,030	3,871,844	4,424,974	0.8%
		Warrants to purchase 5.52% of the outstanding common units	3/18/2019	-	793,523	5,399,817	1.0%
				4,362,030	4,665,367	9,824,791

Seotowncenter, Inc.(12)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(19)	9/11/2019	26,812,500	26,812,500	26,334,969	4.9%
		3,249.697 shares of Common Stock(14)	9/11/2019	-	500,000	133,608	0.0%
				26,812,500	27,312,500	26,468,577

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(19)	7/31/2020	8,179,964	8,179,964	8,133,011	1.5%
				8,179,964	8,179,964	8,133,011

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor)(18)	8/19/2019	5,981,818	5,981,818	5,811,755	1.1%
		263,814.43 Class A Units(15)	8/19/2019	-	263,815	207,370	0.0%
				5,981,818	6,245,633	6,019,125

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

T Residential Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	18,750,000	18,750,000	18,703,688	3.5%
				18,750,000	18,750,000	18,703,688

Taylored Freight Services, LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(19)	11/1/2017	15,113,306	15,113,307	14,759,504	2.8%
				15,113,306	15,113,307	14,759,504

Tenere Acquisition Corp.(7)(9)	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	11,128,769	11,128,769	11,110,257	2.1%
				11,128,769	11,128,769	11,110,257

Transtelco Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor)(18)	11/19/2017	18,720,000	18,720,000	18,809,482	3.5%
				18,720,000	18,720,000	18,809,482

Untangle, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 14.00% Cash)(18)	4/18/2019	9,058,233	9,058,233	9,091,568	1.7%
				9,058,233	9,058,233	9,091,568

Velocity Pooling Vehicle LLC	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(18)	5/13/2022	24,000,000	21,248,500	12,795,840	2.4%
				24,000,000	21,248,500	12,795,840

Watermill-QMC Midco, Inc.	Automotive	Senior Secured First Lien Term Loan (13.00% Cash)	6/30/2020	18,035,565	18,035,565	18,371,568	3.4%
		1.3% Partnership Interest in Watermill-QMC Midco Inc.(6)	6/30/2020	-	295,362	388,239	0.1%
				18,035,565	18,330,927	18,759,807

Wheels Up Partners LLC(12)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(19)	10/15/2021	17,039,435	17,039,435	16,902,438	3.2%
				17,039,435	17,039,435	16,902,438

Subtotal Non-Controlled / Non-Affiliated Investments				$973,371,717	$969,239,911	$920,130,225

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)
Control Investments:(5)

Capstone Nutrition(12)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(19)	4/28/2019	22,016,504	20,803,397	13,573,615	2.5%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(19)	4/28/2019	9,526,523	9,153,997	5,873,292	1.1%
		4,664.6 Class B Shares and 9,424.4 Class C Shares(28)	4/28/2019	-	12	-	0.0%
		2,932.3 Units of Common Stock(13)	4/28/2019	-	400,003	-	0.0%
				31,543,027	30,357,409	19,446,907

Lydell Jewelry Design Studio, LLC(12)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 7.50% PIK, 1.50% LIBOR Floor)(10)(18)	9/13/2018	15,281,674	14,269,868	5,599,511	1.0%
		Senior Secured First Lien Term Loan (LIBOR + 5.00% Cash, 1.50% LIBOR Floor)(10)(18)	9/13/2018	1,000,000	1,000,000	1,000,000	0.2%
		Warrants to Purchase 13.3% of the outstanding membership units	9/13/2018	-	-	-	0.0%
		4,324,951.76 shares of Common Stock(20)	9/13/2018	-	-	-	0.0%
				16,281,674	15,269,868	6,599,511

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		-	30,187,500	30,348,015	5.7%
				-	30,187,500	30,348,015

OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 13.00% PIK)(19)	5/5/2019	21,593,055	21,261,453	21,593,055	4.0%
		Unsecured Debt (8.00% PIK)(10)	7/24/2025	22,348,273	20,756,913	14,917,472	2.8%
		Warrants to purchase outstanding equity(21)	5/5/2019	-	872,698	-	0.0%
				43,941,328	42,891,064	36,510,527

United Road Towing, Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.00% PIK)	2/21/2020	18,269,492	18,269,492	18,269,492	3.4%
		Preferred Equity Class C (8.00% PIK)(10)	2/21/2020	18,802,789	16,712,204	1,186,268	0.2%
		Preferred Equity Class C-1 (8.00% PIK)(10)	2/21/2020	2,564,784	2,081,118	-	0.0%
		Preferred Equity Class A-2 (8.00% PIK)(10)	2/21/2020	5,303,832	4,664,855	-	0.0%
		65,809.73 Class B Common Units(16)	2/21/2020	-	1,098,096	-	0.0%
				44,940,897	42,825,765	19,455,760

Subtotal Control Investments				$136,706,926	$161,531,606	$112,360,720

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)
Affiliated Investments:

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.2%
		Preferred Equity - 33,300 Units(17)	9/10/2019	-	3,330,000	3,330,000	0.6%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$6,670,000	$10,000,000	$10,000,000

Total Investments, June 30, 2016				$1,116,748,643	$1,140,771,517	$1,042,490,945	195.1%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest and is net of repayments.

(3)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $19.8 million, $101.5 million and $81.7 million, respectively. The tax cost of investments is $1,124.2 million as of June 30, 2016.

(4)	Percentage is based on net assets of $534,365,146 as of June 30, 2016.

(5)	Control Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	12,711 Units represents 1.3% of partnership interest in Watermill-QMC Partners, LP.

(7)	The investment has an unfunded commitment as of June 30, 2016 (See note 8).

(8)	Securities are exempt from registration under Rule 144a of the Securities Act of 1933. This security represents a fair value of $6.0 million and 1.1% of net assets as of June 30, 2016 and is considered restricted.

(9)	Includes an analysis of the value of any unfunded loan commitments.

(10)	The investment was on non-accrual status as of June 30, 2016.

(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part.

(12)	A portion of this investment was sold via a participation agreement (See note 3).

(13)	2,932.3 Units represents 3.06% ownership of INI Parent, Inc.

(14)	3,249.697 shares of Common Stock represents 2.917% ownership of Boostability Holdings, Inc.

(15)	263,814.43 Class A Units represents 0.882% ownership of Stancor, Inc.

(16)	65,809.73 Class B Common Units Represents 65.8% ownership of United Road Towing, Inc.

(17)	33,300 Units represents 18.167% ownership of US Multifamily, LLC.

(18)	The interest rate on these loans is subject to a base rate plus 1 Month London Interbank Offering Rate ("LIBOR"), which at June 30, 2016 was 0.46%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 1 Month LIBOR rate at June 30, 2016, the prevailing rate in effect at June 30, 2016 was the base rate plus the LIBOR Floor.

(19)	The interest rate on these loans is subject to a base rate plus 3 Month LIBOR, which at June 30, 2016 was 0.67%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 3 Month LIBOR rate at June 30, 2016, the prevailing rate in effect at June 30, 2016 was the base rate plus the LIBOR Floor.

(20)	4,324,951.76 Units of Common Stock represents 62.7% of the outstanding equity.

(21)	5,055.56 Units of Common Stock, represents 50.56% of the outstanding equity.

(22)	1,230,769 Units represents 3.12% ownership of Pegasus Solutions, Inc.

(23)	150 Units represents 15.0% of Footprint Holding Company, Inc.

(24)	The investment earns 0.50% commitment fee on all unused commitment. At June 30, 2016, there was $1,904,761.91 of unused commitment.

(25)	479,283 Common Shares represents 3.8% of the outstanding common shares in Point.360.

(26)	351,713 Units represents 2.8% of the outstanding common shares in Point.360.

(27)	The investment earns 0.50% commitment fee on all unused commitment. At June 30, 2016, there was $758,928.60 of unused commitment.

(28)	4,664.6 Class B and 9,424.4 Class C Shares represents 4.86% and 9.83% ownership in INI Parent, Inc., respectively.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2015

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Non-Controlled/ Non-Affiliated Investments:

AAR Intermediate Holdings LLC(11)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 12.00%, 1.00% LIBOR Floor)(18)	3/30/2019	31,966,906	30,302,821	22,503,872	3.6%
		Warrants to purchase 1.80% of outstanding company equity	3/30/2019	-	2,274,480	-	0.0%
				31,966,906	32,577,301	22,503,872

Accupac, Inc.	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor) (17)	3/20/2020	35,000,000	35,000,000	34,680,800	5.6%
				35,000,000	35,000,000	34,680,800

AESC Holding Corp, Inc.	Retail	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	5/27/2019	20,000,000	20,000,000	20,149,200	3.3%
				20,000,000	20,000,000	20,149,200

Albertville Quality Foods, Inc. (11)	Beverages & Food	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap)(17)	10/31/2018	17,452,830	17,452,830	17,580,585	2.8%
				17,452,830	17,452,830	17,580,585

Access Media Holdings, LLC (7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00%)	7/22/2020	7,536,913	7,536,913	7,536,913	1.2%
		Preferred Equity (12.00% PIK)	7/22/2020	1,187,417	1,187,417	207,578	0.0%
		16% of Common Equity of Newco	7/22/2020	-	-	-	0.0%
				8,724,330	8,724,330	7,744,491

American Covers, Inc.	Consumer Discretionary	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	3/1/2021	10,000,000	10,000,000	10,000,000	1.6%
				10,000,000	10,000,000	10,000,000

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)
Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2016	16,461,545	16,461,545	16,461,545	2.7%
				16,461,545	16,461,545	16,461,545

Autosplice, Inc. (7)(9)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.00% LIBOR Floor)(18)	6/30/2019	14,817,844	14,817,844	14,773,761	2.4%
				14,817,844	14,817,844	14,773,761

Backcountry.com, Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(18)	6/30/2020	2,583,333	2,583,333	2,583,333	0.4%
				2,583,333	2,583,333	2,583,333

BayDelta Maritime LLC	Transportation: Cargo	Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	460,099	0.1%
				-	25,000	460,099

Be Green Packaging, LLC (7)(9)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor)(18)	12/13/2018	5,000,000	5,000,000	4,823,494	0.8%
		Senior Secured First Lien Delayed Draw (LIBOR + 10.00%, 1.00% LIBOR Floor)(18)	12/13/2018	3,416,667	3,416,667	3,294,714	0.5%
		Revolver (LIBOR + 10.00%, 1.00% LIBOR Floor)(18)	12/13/2018	354,167	354,167	327,425	0.1%
		1.13% Partnership Interest in RCAF VI CIV XXIII, L.P.	12/13/2018	-	416,250	230,894	0.0%
				8,770,834	9,187,084	8,676,527

Black Angus Steakhouses, LLC (7)(9)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	4/24/2020	8,111,607	8,111,607	8,111,607	1.3%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00%, 1.00% LIBOR Floor)	4/24/2020	-	-	-	0.0%
		Revolver (LIBOR + 9.00%, 1.00% LIBOR Floor)	4/24/2020	446,429	446,429	446,429	0.1%
				8,558,036	8,558,036	8,558,036

Brantley Transportation LLC (11)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00%)	8/2/2017	9,000,000	9,100,912	6,332,324	1.0%
				9,000,000	9,100,912	6,332,324

California Products Corporation	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (13.00%)	5/27/2019	13,750,000	13,750,000	13,837,313	2.2%
				13,750,000	13,750,000	13,837,313

Calloway Laboratories, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (17.00% PIK) (10)	9/30/2016	38,860,511	29,573,477	-	0.0%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2016	-	68,433	-	0.0%
				38,860,511	29,641,910	-

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)
Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.00% PIK, 1.00% LIBOR Floor)(18)	4/28/2019	20,085,144	20,085,144	20,109,849	3.2%
		384.62 Units of Common Stock (12)	4/28/2019	-	400,000	731,126	0.1%
				20,085,144	20,485,144	20,840,975

CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.75% Cash, 1.00% LIBOR Floor)(18)	9/30/2020	17,000,000	17,000,000	17,000,000	2.7%
				17,000,000	17,000,000	17,000,000

ContMid Intermediate Inc.(11)	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	10/25/2019	15,000,000	15,000,000	14,811,049	2.4%
				15,000,000	15,000,000	14,811,049

ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(18)	6/17/2021	12,500,000	12,391,902	12,320,250	2.0%
				12,500,000	12,391,902	12,320,250

Crow Precision Components LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	9/30/2019	14,000,000	14,000,000	13,998,510	2.3%
		250 units of outstanding equity in Wingman Holdings, Inc.	9/30/2019	-	500,000	589,147	0.1%
				14,000,000	14,500,000	14,587,657

DHISCO Electronic Distribution, Inc. (7)(11)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 9.00%, 1.50% LIBOR Floor)	11/10/2019	31,238,095	31,238,095	31,479,253	5.1%
		Senior Secured First Lien Term Loan B (10.50% PIK)	2/10/2018	6,278,067	6,278,067	6,301,164	1.0%
		Revolving Credit Facility (LIBOR + 9.00%, 1.50% LIBOR Floor)(23)	5/10/2017	-	-	-	0.0%
		Equity - 1,230,769 Units(21)	2/10/2018	-	1,230,769	2,378,890	0.4%
				37,516,162	38,746,931	40,159,307

DLR Restaurants LLC (11)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	23,512,686	23,512,686	23,226,501	3.7%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	276,092	276,092	272,037	0.0%
				23,788,778	23,788,778	23,498,538

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)
DreamFinders Homes LLC (9)	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	10/1/2018	14,091,194	13,971,357	14,140,514	2.3%
		5,000 units of outstanding equity	10/1/2018	-	180,000	1,929,761	0.3%
				14,091,194	14,151,357	16,070,275

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	3/6/2018	17,575,000	17,575,000	17,042,829	2.7%
				17,575,000	17,575,000	17,042,829

Essex Crane Rental Corp. (11)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 12.50% Cash, 1.00% LIBOR Floor)(18)	5/13/2019	20,000,000	20,000,000	19,325,800	3.1%
				20,000,000	20,000,000	19,325,800

FKI Security Group LLC (11)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	3/30/2020	14,906,250	14,906,250	14,616,174	2.4%
				14,906,250	14,906,250	14,616,174

Footprint Acquisition LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash)(17)	2/27/2020	5,250,102	5,250,103	5,151,828	0.8%
		Preferred Equity (8.75% PIK)	2/27/2020	5,151,581	5,151,581	4,652,001	0.8%
		150.0 units of Common Stock(22)	2/27/2020	-	-	-	0.0%
				10,401,683	10,401,684	9,803,829

Freedom Powersports LLC(7)(9)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.50% LIBOR Floor)(18)	9/26/2019	10,200,000	10,200,000	10,268,663	1.7%
		Senior Secured First Lien Delayed Draw (LIBOR + 11.50% Cash, 1.50% LIBOR Floor)	9/26/2019	3,000,000	3,000,000	3,032,312	0.5%
				13,200,000	13,200,000	13,300,975

Harrison Gypsum LLC (11)	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)(17)	12/21/2018	56,134,983	56,134,983	55,225,035	8.9%
				56,134,983	56,134,983	55,225,035

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	20,523,479	3.3%
				20,000,000	20,000,000	20,523,479

Help/Systems LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	6/28/2020	15,000,000	15,000,000	15,150,000	2.5%
				15,000,000	15,000,000	15,150,000

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)
JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.25% Cash)(17)	3/6/2019	22,500,000	22,500,000	22,183,434	3.6%
				22,500,000	22,500,000	22,183,434

Jordan Reses Supply Company LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00%, 1.00% LIBOR Floor)	4/24/2020	20,000,000	20,000,000	20,349,811	3.3%
				20,000,000	20,000,000	20,349,811

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(18)	2/19/2019	15,730,619	15,014,318	15,055,776	2.4%
		Warrants to purchase 2.36% of the outstanding equity	2/19/2019	-	955,680	353,080	0.1%
				15,730,619	15,969,998	15,408,856

Lucky Strike Entertainment, L.L.C.	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 2.00% PIK)(18)	12/24/2019	10,254,472	10,254,472	10,163,515	1.6%
				10,254,472	10,254,472	10,163,515

Lydell Jewelry Design Studio LLC (11)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 7.50% PIK, 1.50% LIBOR Floor)(17)	9/13/2018	14,436,386	14,195,568	11,888,075	1.9%
		Warrants to purchase 13.3% of the outstanding membership units	9/13/2018	-	-	-	0.0%
				14,436,386	14,195,568	11,888,075

Merchant Cash and Capital LLC (9)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor)(17)	3/4/2016	17,500,000	17,500,000	17,547,775	2.8%
		Senior Secured Second Lien Term Loan (12.00% Cash)	8/19/2016	15,000,000	15,000,000	14,978,850	2.4%
				32,500,000	32,500,000	32,526,625

Meridian Behavioral Health LLC (7)(9)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 11.50%, 2.50% LIBOR Floor)(18)	11/14/2016	10,289,141	10,122,094	10,289,141	1.7%
		Senior Secured First Lien Term Loan B (LIBOR + 11.50%, 2.50% LIBOR Floor)(18)	11/14/2016	6,600,000	6,600,000	6,600,000	1.1%
		Warrants to purchase 8% of the outstanding equity	11/14/2016	-	536,296	5,431,566	0.9%
				16,889,141	17,258,390	22,320,707

Miratech Intermediate Holdings, Inc. (9)(11)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor, 2% PIK)(17)	5/9/2019	13,756,657	13,756,657	13,580,572	2.2%
				13,756,657	13,756,657	13,580,572

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)
Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	3/10/2019	9,140,653	9,140,653	9,274,290	1.5%
				9,140,653	9,140,653	9,274,290

Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(18)	9/29/2020	35,278,846	35,278,846	35,302,130	5.7%
				35,278,846	35,278,846	35,302,130

Nielsen & Bainbridge LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 9.25% Cash, 1.00% LIBOR Floor)(17)	8/15/2021	25,000,000	25,000,000	24,714,648	4.0%
				25,000,000	25,000,000	24,714,648

Northern Lights MIDCO LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.50% LIBOR Floor)	11/24/2019	4,523,750	4,523,750	4,570,584	0.7%
				4,523,750	4,523,750	4,570,584

NorthStar Group Services, Inc.	Construction & Building	Unsecured Debt (2.50% Cash, 15.50% PIK)	10/24/2019	23,181,705	23,181,705	23,181,705	3.7%
				23,181,705	23,181,705	23,181,705

Oxford Mining Company, LLC (9)	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)	12/31/2018	20,160,994	20,160,994	19,387,166	3.1%
				20,160,994	20,160,994	19,387,166

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,427,726	21,427,726	21,083,168	3.4%
				21,427,726	21,427,726	21,083,168

Point.360 (7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash)(18)	7/8/2020	320,000	320,000	320,000	0.1%
		Equity - 479,283 Common Shares(24)	7/8/2020	-	129,406	479,283	0.1%
		Warrants to purchase 2.8% of the outstanding common shares (25)	7/8/2020	-	52,757	272,711	0.0%
				320,000	502,163	1,071,994

Prestige Industries LLC	Services: Business	Senior Secured Second Lien Term Loan (18.00% PIK)	11/1/2017	7,932,041	7,879,441	7,280,186	1.2%
		Warrants to purchase 0.63% of the outstanding common units	11/1/2017	-	151,855	-	0.0%
				7,932,041	8,031,296	7,280,186

Prince Mineral Holding Corp.(8)	Metals & Mining	Senior Secured First Lien Note (11.50%)	12/15/2019	6,800,000	6,744,599	5,712,000	0.9%
				6,800,000	6,744,599	5,712,000

RCS Management Corporation & Specialized Medical Services, Inc. (7)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan ( LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)(17)	2/29/2016	28,746,290	28,746,290	28,746,290	4.6%
				28,746,290	28,746,290	28,746,290

Red Skye Wireless LLC (7)(9)	Retail	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	6/27/2018	20,387,686	20,387,686	20,666,563	3.3%
				20,387,686	20,387,686	20,666,563

Reddy Ice Corporation	Beverages & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(17)	11/1/2019	17,000,000	17,000,000	13,436,761	2.2%
				17,000,000	17,000,000	13,436,761

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)
Response Team Holdings, LLC	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 2.00% LIBOR Floor)(17)	3/28/2019	25,537,850	25,537,850	25,305,455	4.1%
		Preferred Equity (12.00% PIK)	3/28/2019	5,549,736	5,218,954	5,077,731	0.8%
		Warrants to purchase 6.17% of the outstanding common units	3/28/2019	-	429,012	837,967	0.1%
				31,087,586	31,185,816	31,221,153

Safeworks LLC(11)	Capital Equipment	Unsecured Debt (12.00% Cash)	1/31/2020	15,000,000	15,000,000	15,148,023	2.4%
				15,000,000	15,000,000	15,148,023

Sendero Drilling Company LLC (9)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash)(17)	3/18/2019	13,026,628	12,427,454	13,106,872	2.1%
		Warrants to purchase 5.52% of the outstanding common units	3/18/2019	-	793,523	4,353,269	0.7%
				13,026,628	13,220,977	17,460,141
Seotowncenter, Inc.(11)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	9/11/2019	27,500,000	27,500,000	27,428,182	4.4%
		3,249.697 shares of Common Stock(13)	9/11/2019	-	500,000	1,184,303	0.2%
				27,500,000	28,000,000	28,612,485

Ship Supply Acquisition Corporation (7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(18)	7/31/2020	8,498,664	8,498,664	8,498,579	1.4%
		Revolver (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(18)(19)	7/31/2016	414,569	414,569	414,569	0.1%
				8,913,233	8,913,233	8,913,148

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor)(17)	8/19/2019	7,000,000	7,000,000	6,815,830	1.1%
		263,814.43 Class A Units(14)	8/19/2019	-	263,814	267,114	0.0%
				7,000,000	7,263,814	7,082,944

T. Residential Holdings LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	19,500,000	19,500,000	19,500,000	3.1%
				19,500,000	19,500,000	19,500,000

Taylored Freight Services LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(18)	11/1/2017	15,330,548	15,330,548	14,274,887	2.3%
				15,330,548	15,330,548	14,274,887

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)
Tempel Steel Company(8)	Metals & Mining	Senior Secured First Lien Note (12.00%)	8/15/2016	11,000,000	10,952,851	10,145,174	1.7%
				11,000,000	10,952,851	10,145,174

Tenere Acquisition Corp.(7)(9)	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	11,359,842	11,359,842	11,627,039	1.9%
				11,359,842	11,359,842	11,627,039

Transtelco Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor)(17)	11/19/2017	18,864,000	18,864,000	18,924,365	3.1%
				18,864,000	18,864,000	18,924,365

Untangle, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash)(17)	4/18/2019	9,527,500	9,527,500	9,527,690	1.5%
				9,527,500	9,527,500	9,527,690

Velocity Pooling Vehicle LLC	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(17)	5/14/2022	24,000,000	21,008,149	19,832,766	3.2%
				24,000,000	21,008,149	19,832,766

Watermill-QMC Midco, Inc.	Automotive	Senior Secured First Lien Term Loan (13.00% Cash)	6/30/2020	15,409,609	15,409,609	15,409,609	2.5%
		1.3% Partnership Interest in Watermill-QMC Midco Inc. (6)	6/30/2020	-	295,362	295,362	0.0%
				15,409,609	15,704,971	15,704,971

Wheels Up Partners LLC (11)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(18)	10/15/2021	18,230,736	18,230,736	18,311,863	3.1%
				18,230,736	18,230,736	18,311,863

Window Products, Inc.	Construction & Building	Senior Secured Second Lien Term Loan (LIBOR + 10.75% Cash, 1.00% LIBOR Floor)(18)	12/27/2019	14,000,000	14,000,000	14,140,000	2.3%
				14,000,000	14,000,000	14,140,000

Subtotal Non-Controlled / Non-Affiliated Investments				$1,182,862,012	$1,175,785,384	$1,131,893,787

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)
Control Investments:(5)

MCC Senior Loan Strategy JV I LLC	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		-	14,437,500	14,215,834	2.3%
				-	14,437,500	14,215,834

OmniVere LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 1.00% PIK)(18)	5/5/2019	17,805,885	17,406,591	17,805,885	2.9%
		Unsecured Debt (8.00% PIK) (10)	7/24/2025	12,971,722	12,482,835	7,059,693	1.1%
		Warrants to purchase outstanding equity (20)	5/5/2019	-	872,698	-	0.0%
				30,777,607	30,762,124	24,865,578

United Road Towing Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash)(18)	2/21/2020	17,000,000	17,000,000	16,489,975	2.7%
		Preferred Equity Class C (8.00% PIK) (10)	2/21/2020	18,802,789	17,466,375	17,747,200	2.9%
		Preferred Equity Class C-1 (8.00% PIK) (10)	2/21/2020	1,326,945	1,326,946	27,028	0.0%
		Preferred Equity Class A-2 (8.00% PIK) (10)	2/21/2020	4,996,578	4,664,855	690,695	0.1%
		65,809.73 Class B Common Units(15)	2/21/2020	-	1,098,096	161,892	0.0%
				42,126,312	41,556,272	35,116,790

Subtotal Control Investments				$72,903,919	$86,755,896	$74,198,202

Affiliated Investments:

US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.1%
		Preferred Equity - 33,300 Units(16)	9/10/2019	-	3,330,000	3,330,000	0.5%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$6,670,000	$10,000,000	$10,000,000

Total Investments, September 30, 2015				$1,262,435,930	$1,272,541,280	$1,216,091,989	196.2%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest and is net of repayments.

(3)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $32.9 million, $71.4 million and $38.5 million, respectively. The tax cost of investments is $1,253.0 million.

(4)	Percentage is based on net assets of $619,920,384 as of September 30, 2015.

(5)	Control Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	12,711 Units represents 1.3% of partnership interest in Watermill-QMC Partners, LP.

(7)	The investment has an unfunded commitment as of September 30, 2015 (See note 8).

(8)	Securities are exempt from registration under Rule 144a of the Securities Act of 1933. These securities represent a fair value of $15.9 million and 2.6% of net assets as of September 30, 2015 and are considered restricted.

(9)	Includes an analysis of the value of any unfunded loan commitments.

(10)	The investment was on non-accrual status as of September 30, 2015.

(11)	A portion of this investment was sold via a participation agreement (See note 3).

(12)	384.62 Units represents 1.55% ownership of Cornerstone Research & Development Inc.

(13)	3,249.697 shares of Common Stock represents 2.917% ownership of Boostability Holdings, Inc.

(14)	263,814.43 Class A Units represents 0.882% ownership of Stancor, Inc.

(15)	65,809.73 Class B Common Units Represents 65.8% ownership of United Road Towing, Inc.

(16)	33,300 Units represents 18.167% ownership of US Multifamily, LLC.

(17)	The interest rate on these loans is subject to a base rate plus 1 Month London Interbank Offering Rate ("LIBOR"), which at September 30, 2015 was 0.20%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 1 Month LIBOR rate at September 30, 2015, the prevailing rate in effect at September 30, 2015 was the base rate plus the LIBOR Floor.

(18)	The interest rate on these loans is subject to a base rate plus 3 Month LIBOR, which at September 30, 2015 was 0.33%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 3 Month LIBOR rate at September 30, 2015, the prevailing rate in effect at September 30, 2015 was the base rate plus the LIBOR Floor.

(19)	The investment earns 0.50% commitment fee on all unused commitment. At September 30, 2015, there was $621,853.46 of unused commitment.

(20)	5,055.56 Units of Common Stock, represents 50.56% of the outstanding equity.

(21)	1,230,769 Units represents 4.17% ownership of Pegasus Solutions, Inc.

(22)	150 Units represents 15.0% of Footprint Holding Company, Inc.

(23)	The investment earns 0.50% commitment fee on all unused commitment. At September 30, 2015, there was $3,047,619.05 of unused commitment.

(24)	479,283 Common Shares represents 3.8% of the outstanding common shares in Point.360.

(25)	351,713 Units represents 2.8% of the outstanding common shares in Point.360.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements

June 30, 2016

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

Debt Issuance Costs

Debt issuance costs, incurred in connection with our credit facilities, unsecured notes and SBA debentures (see Note 5) are deferred and amortized over the life of the respective facility or instrument.

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

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Fee income for the three and nine months ended June 30, 2016 was approximately $0.6 million and $5.5 million, respectively. For the three and nine months ended June 30, 2015 fee income was approximately $2.1 million and $8.7 million, respectively (see Note 9).

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt.

Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended June 30, 2016, the Company earned approximately $3.7 million and $9.4 million in PIK, respectively. For the three and nine months ended June 30, 2015, the Company earned approximately $2.8 million and $7.5 million in PIK, respectively.

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

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At June 30, 2016, seven investments were on non-accrual status with a combined fair value of approximately $68.5 million, or 6.6% of the fair value of our portfolio. At September 30, 2015, three investments were on non-accrual status with a combined fair value of approximately $25.5 million, or 2.1% of the fair value of our portfolio.

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

Recent Accounting Pronouncements

In August 2014, the FASB released Accounting Standards Update 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-40)(“ASU 2014-15”). ASU 2014-15 requires the Company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one year period subsequent to the date that the financial statements are issued or within the one year period subsequent the date that the financial statements are available to be issued. ASU 2014-15 becomes effective for fiscal periods ending after December 15, 2016; however, early adoption is permitted. The Company has not elected to early adopt ASU 2014-15 and is considering its effects upon the financial statements.

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

In May 2015, the FASB issued ASU 2016-07 Fair Value Measurements: Disclosures for Investments in Certain Entitles that Calculate Net Asset Value per Share (or its Equivalent). The pronouncement removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using NAV per share practical expedient. The pronouncement also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to the investments for which the entity has not elected to measure the fair value using that practical expedient. For public business entities, the guidance becomes effective and will be applied retrospectively for fiscal years beginning after December 15, 2015 and interim periods within those years; however, early adoption is permitted. The Company has elected to early adopt the pronouncement for the current reporting period, which is permitted; therefore the Company excluded all investments in affiliated entities fair valued using the practical expedient from the fair value hierarchy.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There is no provision for federal excise tax for 2015 accrued at June 30, 2016.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of June 30, 2016 and September 30, 2015, the Company recorded a deferred tax liability of $2.5 million and $1.8 million, respectively, on the consolidated statements of assets and liabilities. The change in provision for deferred taxes is included as a component of net gain/(loss) on investments in the consolidated statements of operations. For the three and nine months ended June 30, 2016 the change in provision for deferred taxes on the unrealized gain on investments were $40,378 and $0.4 million, respectively. For the three and nine months ended June 30, 2015 the change in provision for deferred taxes on the unrealized gain on investments were $0.3 million and $0.8 million, respectively.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at June 30, 2016. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of June 30, 2016 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$662,062	58.0%	$605,188	58.1%
Senior Secured Second Lien Term Loans	309,418	27.1	296,554	28.4
Senior Secured First Lien Notes	26,753	2.3	26,903	2.6
Unsecured Debt	61,165	5.4	55,003	5.3
MCC Senior Loan Strategy JV I LLC	30,187	2.7	30,348	2.9
Equity/Warrants	51,187	4.5	28,495	2.7
Total	$1,140,772	100.0%	$1,042,491	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At June 30, 2016 and September 30, 2015, the total fair value of warrants was $7.4 million and $11.9 million, respectively, and were included in investments at fair value on the consolidated statement of assets and liabilities.

Total unrealized losses related to warrants for the three and nine months ended June 30, 2016 were $0.3 million and $3.9 million, respectively and were recorded on the consolidated statement of operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements.  During the three and nine months ended June 30, 2016, the Company did not acquire any warrant positions. Total unrealized gain related to warrants for the three months ended June 30, 2015 was $0.4 and total unrealized loss for the nine months ended June 30, 2015 was $0.4 million were recorded on the consolidated statement of operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements.  During the three and nine months ended June 30, 2015, the Company acquired 0 and 1 warrant positions, respectively.

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2016 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$141,313	13.6%
Automotive	101,953	9.8
Construction & Building	97,242	9.3
Banking, Finance, Insurance & Real Estate	97,038	9.3
Healthcare & Pharmaceuticals	88,069	8.4
Hotel, Gaming & Leisure	80,592	7.7
Containers, Packaging & Glass	54,305	5.2
Aerospace & Defense	51,617	5.0
Energy: Oil & Gas	50,492	4.8
Telecommunications	40,080	3.8
Chemicals, Plastics & Rubber	32,070	3.1
Multisector Holdings	30,348	2.9
Beverage & Food	29,708	2.9
Capital Equipment	29,290	2.8
Consumer goods: Durable	24,372	2.3
Metals & Mining	19,694	1.9
Consumer goods: Non-durable	16,800	1.6
Services: Consumer	16,326	1.6
High Tech Industries	14,426	1.4
Retail	12,361	1.2
Media: Broadcasting & Subscription	8,388	0.8
Wholesale	6,007	0.6
Total	$1,042,491	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2015. The September 30, 2015 industry groupings have been modified to conform to the June 30, 2016 industry groupings (dollars in thousands):

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

The following table shows the portfolio composition by geographic location at fair value at June 30, 2016 (dollars in thousands):

	Fair Value	Percentage
Midwest	$286,145	27.4%
Southwest	238,561	22.9
Southeast	170,708	16.4
West	166,443	16.0
Northeast	123,034	11.8
Mid-Atlantic	57,600	5.5
Total	$1,042,491	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2015 (dollars in thousands):

	Fair Value	Percentage
Midwest	$387,086	31.8%
Southwest	254,265	20.9
West	192,906	15.9
Southeast	177,269	14.6
Northeast	126,756	10.4
Mid-Atlantic	77,810	6.4
Total	$1,216,092	100.0%

Transactions With Affiliated Companies

During the nine months ended June 30, 2016 and 2015, the Company had investments in portfolio companies designated as controlled investments and affiliates under the 1940 Act. Transactions with control investments and affiliates were as follows:

Name of Investment	Fair Value at September 30, 2015	Purchases (Sales) of/Advances to Affiliates	Transfers In/(Out) of Affiliates	Fair Value at June 30, 2016	Income Earned	Unrealized Gain/(Loss)	Realized Gain/(Loss)
Controlled Investments
Capstone Nutrition	$-	$9,072,168	$20,840,975	$19,446,907	$783,359	$(11,266,332)	$-
Lydell Jewelry Design Studio, LLC	-	1,000,000	11,888,075	6,599,511	266,041	(6,362,864)	-
MCC Senior Loan Strategy JV I LLC(1)	14,215,834	15,750,000	-	30,348,015	367,500	382,181	-
OmniVere LLC	24,865,578	10,000,000	-	36,510,527	2,130,598	(483,992)	-
United Road Towing, Inc.	35,116,790	-	-	19,455,760	1,284,172	(16,930,522)	-
Total Controlled Investments	$74,198,202	$35,822,168	$32,729,050	$112,360,720	$4,831,670	$(34,661,529)	$-

Non-Controlled Affiliates
US Multifamily, LLC	$10,000,000	$-	$-	$10,000,000	$500,250	$-	$-
Total Non-Controlled Affiliates	$10,000,000	$-	$-	$10,000,000	$500,250	$-	$-

(1)	The Company and Great American Life Insurance Company (“GALIC”) are the members of MCC Senior Loan Strategy JV I LLC (“MCC JV”), a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members of MCC JV make capital contributions as investments by MCC JV are completed, and all portfolio and other material decisions regarding MCC JV must be submitted to MCC JV’s board of managers, which is comprised of an equal number of members appointed by each of the Company and GALIC. Approval of MCC JV’s board of managers requires the unanimous approval of a quorum of the board of managers, with a quorum consisting of equal representation of members appointed by each of the Company and GALIC. Because management of MCC JV is shared equally between the Company and GALIC, the Company does not have operational control over the MCC JV for purposes of the 1940 Act or otherwise.

Name of Investment	Fair Value at September 30, 2014	Purchases (Sales) of/Advances to Affiliates	Transfers In/(Out) of Affiliates	Fair Value at June 30, 2015	Income Earned	Unrealized Gain/(Loss)(2)	Realized Gain/(Loss)(2)
Controlled Investments
United Road Towing, Inc.	$38,244,386	$-	$-	$37,999,642	$2,635,782	$(1,409,713)	$-
Total Controlled Investments	$38,244,386	$-	$-	$37,999,642	$2,635,782	$(1,409,713)	$-

Non-Controlled Affiliates
US Multifamily, LLC	$10,000,000	$-	$-	$10,000,000	$500,250	$-	$-
Cymax Stores, Inc.	11,434,667	(11,685,980)	-	-	662,098	(1,491,516)	1,449,030
Total Non-Controlled Affiliates	$21,434,667	$(11,685,980)	$-	$10,000,000	$1,162,348	$(1,491,516)	$1,449,030

(2)	The prior year table has been modified to conform to the current year.

Purchases (sales) of/advances (distributions) to affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the nine months ended June 30, 2016 and 2015, respectively. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from affiliates is included in total investment income on the consolidated statements of operations for the three and nine months ended June 30, 2016 and 2015, respectively.

Loan Participation Sales

The Company sells portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At June 30, 2016, there were 15 participation agreements outstanding with an aggregate fair value of $277.4 million. At September 30, 2015, there were 14 participation agreements outstanding with an aggregate fair value of $301.6 million. Such investments where the Company has retained a proportionate interest are included in the consolidated schedule of investments. All of these investments are classified within Level 3 of the fair value hierarchy, as defined in Note 4.

During the three and nine months ended June 30, 2016, the Company made interest and principal payments to the sub-participant in the aggregate amount of $3.1 million and $8.5 million, respectively. During the three and nine months ended June 30, 2015, the Company made interest and principal payments to the sub-participant in the aggregate amount of $7.2 million and $20.8 million, respectively. Under the terms of the participation agreements, the Company will make periodic payments to the sub-participant equal to the sub-participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

MCC Senior Loan Strategy JV I LLC

On March 27, 2015, the Company and GALIC entered into a limited liability company operating agreement to co-manage MCC JV. All portfolio and other material decisions regarding MCC JV must be submitted to MCC JV’s board of managers, which is comprised of four members, two of whom are selected by the Company and the other two are selected by GALIC. The Company has concluded that it does not operationally control MCC JV. As the Company does not operationally control MCC JV, it does not consolidate the operations of MCC JV within the consolidated financial statements. As a practical expedient, the Company uses NAV to determine the value of its investment in MCC JV; therefore, this investment has been presented as a reconciling item within the fair value hierarchy (see Note 4).

As of June 30, 2016, MCC JV had total capital commitments of $100.0 million with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $34.5 million was funded as of June 30, 2016 relating to these commitments, of which $30.2 million was from the Company.

On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with initial commitments of $100 million subject to leverage and borrowing base restrictions. The JV Facility will bear interest at a rate of LIBOR (with no minimum) + 2.50% per annum. The revolving loan period ends on August 4, 2021 and the final maturity date is August 4, 2022. As of June 30, 2016, there was approximately $58.3 million outstanding under the JV Facility.

At June 30, 2016 and September 30, 2015, MCC JV had total assets at fair value of $81.3 million and $14.3 million, respectively. As of June 30, 2016 and September 30, 2015, MCC JV’s portfolio was comprised of senior secured first lien term loans to 25 and 5 borrowers, respectively. As of June 30, 2016 and September 30, 2015, none of these loans were on non-accrual status.

Below is a summary of MCC JV’s portfolio, followed by a listing of the individual loans in MCC JV’s portfolio as of June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Senior Secured Loans(1)	$82,376,313	$14,373,473
Weighted average current interest rate on Senior Secured Loans(2)	6.67%	7.17%
Number of borrowers in MCC JV	25	5
Largest loan to a single borrower(1)	$4,879,630	$3,000,000
Total of five largest loans to borrowers(1)	$21,697,128	$14,373,473

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

MCC JV Loan Portfolio as of June 30, 2016

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

4Over, Inc.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	2,500,000	2,500,000	2,500,000	7.2%
				2,500,000	2,500,000	2,500,000

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	9/3/2021	2,765,000	2,740,995	2,745,673	7.9%
				2,765,000	2,740,995	2,745,673

APCO Holdings Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/31/2022	3,726,562	3,622,277	3,614,766	10.4%
				3,726,562	3,622,277	3,614,766

API Technologies Corp.	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	4/22/2022	3,000,000	2,941,543	2,940,990	8.5%
				3,000,000	2,941,543	2,940,990

Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	4/12/2023	3,000,000	2,945,591	2,909,910	8.4%
				3,000,000	2,945,591	2,909,910

CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.75%, 1.00% LIBOR Floor)(1)	9/30/2020	3,000,000	2,985,109	2,880,900	8.3%
				3,000,000	2,985,109	2,880,900

CRGT, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	12/19/2020	2,886,076	2,879,940	2,864,142	8.3%
				2,886,076	2,879,940	2,864,142

Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	1/15/2021	4,223,437	4,223,437	4,223,437	12.2%
				4,223,437	4,223,437	4,223,437

eResearch Technology, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/2/2023	3,000,000	2,989,039	2,970,000	8.6%
				3,000,000	2,989,039	2,970,000

HarborTouch Payments LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	5/31/2022	3,500,000	3,465,207	3,465,000	10.0%
				3,500,000	3,465,207	3,465,000

Imagine! Printing Solutions, Inc	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	3/30/2022	4,114,688	4,055,359	4,052,967	11.7%
				4,114,688	4,055,359	4,052,967

Keurig Green Mountain, LLC	Beverage, Food & Tobacco	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 0.75% LIBOR Floor)(1)	3/3/2023	4,023,333	3,971,269	4,010,137	11.6%
				4,023,333	3,971,269	4,010,137

Kraton Polymers LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	1/6/2022	3,000,000	2,886,618	2,883,750	8.3%
				3,000,000	2,886,618	2,883,750

Language Line, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	7/7/2021	3,654,660	3,637,103	3,648,447	10.4%
				3,654,660	3,637,103	3,648,447

MB Aerospace ACP Holdings Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	12/15/2022	4,229,373	4,189,961	4,184,373	12.1%
				4,229,373	4,189,961	4,184,373

NetSmart	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/19/2023	3,000,000	2,970,168	2,992,500	8.6%
				3,000,000	2,970,168	2,992,500

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	6/4/2020	2,969,840	2,969,840	2,915,195	8.4%
				2,969,840	2,969,840	2,915,195

Prime Security Services LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	5/2/2022	1,250,000	1,237,827	1,237,827	3.6%
				1,250,000	1,237,827	1,237,827

Quanex Building Products Corporation	Construction and Building	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	11/2/2022	3,490,000	3,476,403	3,459,567	10.0%
				3,490,000	3,476,403	3,459,567

Quorum Health Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	4/29/2022	2,992,500	2,934,061	2,915,623	8.4%
				2,992,500	2,934,061	2,915,623

Sirius Computer Solutions, Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	10/30/2022	2,966,292	2,912,285	2,904,564	8.4%
				2,966,292	2,912,285	2,904,564

Sundial Brands LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	10/19/2021	2,962,500	2,910,002	2,916,640	8.4%
				2,962,500	2,910,002	2,916,640

Survey Sampling International LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/16/2021	2,992,422	2,963,897	2,964,592	8.5%
				2,992,422	2,963,897	2,964,592

TaxACT, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/3/2023	4,879,630	4,754,539	4,867,430	14.0%
				4,879,630	4,754,539	4,867,430

Western Digital Corp.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 0.75% LIBOR Floor)(1)	4/29/2023	4,250,000	4,161,236	4,263,302	12.3%
				4,250,000	4,161,236	4,263,302

Total Investments, June 30, 2016				$82,376,313	$81,323,706	$81,343,905	234.5%

(1)	Represents the weighted average annual current interest rate as of June 30, 2016. All interest rates are payable in cash, unless otherwise noted.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

MCC JV Loan Portfolio as of September 30, 2015

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	9/3/2021	2,800,000	2,772,167	2,772,000	17.0%
				2,800,000	2,772,167	2,772,000

CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.75%, 1.00% LIBOR Floor)(1)	9/30/2020	3,000,000	2,982,480	3,000,000	18.5%
				3,000,000	2,982,480	3,000,000

CRGT, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	12/19/2020	2,981,013	2,973,610	2,973,560	18.3%
				2,981,013	2,973,610	2,973,560

Language Line, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	7/7/2021	2,600,000	2,574,605	2,596,750	16.0%
				2,600,000	2,574,605	2,596,750

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	6/4/2020	2,992,460	2,992,460	2,939,191	18.1%
				2,992,460	2,992,460	2,939,191

Total Investments, September 30, 2015				$14,373,473	$14,295,322	$14,281,501	87.9%

(1)	Represents the weighted average annual current interest rate as of September 30, 2015. All interest rates are payable in cash, unless otherwise noted.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.

Below is certain summarized financial information for MCC JV as of June 30, 2016 and September 30, 2015, and for the three and nine months ended June 30, 2016 and June 30, 2015:

	As of June 30, 2016	As of September 30, 2015
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: of $81,323,706 and $14,295,322, respectively)	$81,343,905	$14,281,501
Cash	10,822,078	977,318
Other assets	265,080	34,869
Deferred financing costs (net of amortization of $188,398 and $34,302 respectively)	1,040,296	1,196,392
Total assets	$93,471,359	$16,490,080

Line of credit	$58,280,000	$-
Other liabilities	293,972	162,857
Interest payable	213,941	80,556
Total liabilities	58,787,913	243,413
Members' capital	34,683,446	16,246,667
Total liabilities and members' capital	$93,471,359	$16,490,080

	For the three months ended		For the nine months ended
	June 30		June 30
	2016	2015(1)	2016	2015(1)
Selected Consolidated Statement of Operations Information:
Total revenues	$1,203,795	N/A	$2,332,338	N/A
Total expenses	(792,361)	N/A	(1,544,005)	N/A
Net unrealized appreciation	120,246	N/A	34,020	N/A
Net realized gains	16,109	N/A	36,377	N/A
Net income/(loss)	$547,789	N/A	$858,730	N/A

(1)	MCC JV did not commence operations until July 2015.

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of June 30, 2016 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$-	$605,188	$605,188
Senior Secured Second Lien Term Loans	-	-	296,554	296,554
Senior Secured First Lien Notes	-	-	26,903	26,903
Unsecured Debt	-	-	55,003	55,003
Equity/Warrants	328	487	27,680	28,495
Total	$328	$487	$1,011,328	$1,012,143
MCC Senior Loan Strategy JV I LLC				$30,348
Total Investments, at fair value				$1,042,491

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended June 30, 2016 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2015	$695,970	$372,176	$30,669	$45,661	$50,584	$1,195,060
Purchases and other adjustments to cost	6,932	2,103	9	1,946	1,209	12,199
Originations	47,153	12,000	-	8,278	1,088	68,519
Sales	-	-	-	-	-	-
Settlements	(103,452)	(83,801)	(11,000)	-	(6,383)	(204,636)
Net realized gains/(losses) from investments	(29,402)	-	39	-	5,753	(23,610)
Net transfers in and/or out of Level 3	-	-	6,007	-	-	6,007
Net unrealized gains/(losses)	(12,013)	(5,924)	1,179	(882)	(24,571)	(42,211)
Balance as of June 30, 2016	$605,188	$296,554	$26,903	$55,003	$27,680	$1,011,328

The following table provides a reconciliation of the beginning and ending balances for investments that use level 3 inputs for the nine months ended June 30, 2015 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2014	$747,740	$359,209	$53,634	$38,186	$44,282	$1,243,051
Purchases and other adjustments to cost	8,348	2,162	15	182	1,716	12,423
Originations	140,423	49,500	-	-	7,026	196,949
Sales	(14,771)	(26,576)	(12,118)	-	(2,233)	(55,698)
Settlements	(124,093)	(18,002)	-	-	-	(142,095)
Net realized gains/(losses) from investments	(8,860)	(563)	(2,401)	-	1,322	(10,502)
Net transfers in and/or out of Level 3	-	-	(18,326)	-	(105)	(18,431)
Net unrealized gains/(losses)	(36,145)	(1,464)	(778)	(6)	(345)	(38,738)
Balance as of June 30, 2015	$712,642	$364,266	$20,026	$38,362	$51,663	$1,186,959

Net change in unrealized loss included in earnings related to investments still held as of June 30, 2016 and 2015, was approximately $83.5 million and $35.7 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended June 30, 2016, one of our Senior Secured Notes with a fair value of $6.0 million transferred from Level 2 to Level 3 because of the decrease in availability of the transaction data or the inputs to the valuation became observable. During the nine months ended June 30, 2015, two of our Senior Secured Notes with a fair value of $18.3 million and one of our warrants with a fair value of $0.1 million transferred from Level 3 to Level 2 because of the increase in availability of the transaction data or the inputs to the valuation became observable.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of June 30, 2016 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$505,509	Income Approach (DCF)	Market yield	7.31% - 16.43% (11.71%)

Senior Secured First Lien Term Loans	19,495	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount Rate	0.75x - 1.25x (1.00x)/5.00x - 6.00x (5.50x)/16.00% - 18.00% (17.00%)

Senior Secured First Lien Term Loans	7,829	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1), RGU, Discount Rate	1.00x - 1.60x (1.30x)/7.00x - 8.00x (7.50x)/$393.75 - $525.00 ($459.38)/13.00% - 15.00% (14.00%)

Senior Secured First Lien Term Loans	26,046	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), Discount Rate	0.50x-0.60x (0.57x)/20.00% - 25.00% (21.27%)

Senior Secured First Lien Term Loans	5,603	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), Discount Rate	0.75x - 1.25x (1.00x) /15.00%-18.00% (16.50%)

Senior Secured First Lien Term Loans	21,593	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount Rate	0.75x-1.25x (1.00x)/0.75x-1.25x (1.00x)/6.50x-7.00x(6.75x)/ 17.50%-22.50% (20.00%)

Senior Secured First Lien Term Loans	2,667	Enterprise Valuation Analysis	Precedent Transaction	$85.0M-$85.0M ($85.0M)

Senior Secured First Lien Term Loans	16,446	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A

Senior Secured Notes	26,903	Income Approach (DCF)	Market yield	8.42% -15.78% (10.06%)

Senior Secured Second Lien Term Loans	258,471	Income Approach (DCF)	Market yield	9.04% - 19.09% (11.81%)

Senior Secured Second Lien Term Loans	7,018	Income Approach (DCF)	Cost of equity	17.50%-19.50% (18.50%)

Senior Secured Second Lien Term Loans	18,269	Market Approach (Guideline Comparable)	LTM Revenue Multiple(1), NTM Revenue Multiple(1), LTM EBITDA Multiple(1)	0.50x-0.75x(0.63x) / 0.50x-0.75x(0.63x) / 6.00x-6.50x (6.25x)

Senior Secured Second Lien Term Loans	12,796	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple(1)	8.50x-9.50x(9.00x) /8.00x-9.00x (8.50x)

Unsecured Debt	14,917	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount Rate	0.75x-1.25x (1.00x)/0.75x-1.25x (1.00x)/6.50x-7.00x(6.75x)/ 17.50%-22.50% (20.00%)

Unsecured Debt	24,747	Income Approach (DCF)	Cost of equity	17.50%-19.50% (18.50%)

Unsecured Debt	15,339	Income Approach (DCF)	Market yield	11.62%-16.53% (11.71%)

Equity	11,759	Income Approach (DCF)	Market yield	8.50%-11.60% (10.12%)

Equity	3,330	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A

Equity	560	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1), RGU, Discount Rate	1.00x-1.60x (1.30x)/ 7.00x-8.00x (7.50x)/ $393.75-$525.00 ($459.38)/ 13.00%-15.00% (14.00%)

Equity	-	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), Discount Rate	0.50x-0.60x (0.57x)/20.00% - 25.00% (21.27%)

Equity	-	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), Discount Rate	0.75x - 1.25x (1.00x) /15.00%-18.00% (16.50%)

Equity	1,186	Market Approach (Guideline Comparable)	LTM Revenue Multiple(1), NTM Revenue Multiple(1), LTM EBITDA Multiple(1)	0.50x-0.75x(0.63x) / 0.50x-0.75x(0.63x) / 6.00x-6.50x (6.25x)

Equity	1,366	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM EBITDA Multiple(1), Discount rate, Precedent Transaction	7.00x-8.00x(7.50x)/ 14.00%-17.00% (15.50%) / $136.6M-$136.6M ($136.6M)

Equity	9,000	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple(1)	4.50x -7.50x (5.69x)/4.50x -7.00x (5.46x)

Warrants	479	Market Approach (Guideline Comparable)	NTM EBITDA Multiple(1)	4.50x - 6.00x (6.00x)

Warrants	-	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount Rate	0.75x - 1.25x (1.00x)/5.00x - 6.00x (5.50x)/16.00% - 18.00% (17.00%)

Warrants	-	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount Rate	0.75x-1.25x (1.00x)/0.75x-1.25x (1.00x)/6.50x-7.00x(6.75x)/ 17.50%-22.50% (20.00%)

Total	$1,011,328

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

The significant unobservable inputs used in the fair value measurement of the Company’s equity/warrants investments are comparable company multiples of Revenue or EBITDA (earnings before interest, taxes, depreciation and amortization) for the last twelve months (“LTM”), next twelve months (“NTM”) or a reasonable period a market participant would consider. Increases in EBITDA multiples in isolation would result in higher fair value measurements.

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

The Company’s outstanding debt, excluding the netting of debt issuance costs required by ASU 2015-03, as of June 30, 2016 and September 30, 2015 was as follows (dollars in thousands):

	As of
	June 30, 2016			September 30, 2015
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$343,500	$27,800	$27,800	$343,500	$192,700	$192,700
Term Loan Facility	174,000	174,000	174,000	174,000	174,000	174,000
2019 Notes	40,000	40,000	40,000	40,000	40,000	40,000
2021 Notes	74,013	74,013	74,013	N/A	N/A	N/A
2023 Notes	63,500	63,500	63,500	63,500	63,500	63,500
SBA Debentures	150,000	150,000	150,000	150,000	150,000	150,000
Total	$845,013	$529,313	$529,313	$771,000	$620,200	$620,200

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

As of June 30, 2016, total commitments under the Facilities are $517.5 million, comprised of $343.5 million committed to the Revolving Credit Facility and $174.0 million funded under the Term Loan Facility.

At June 30, 2016, the carrying amount of our borrowings under the Facilities approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2016 and September 30, 2015, the Facilities would be deemed to be Level 3, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Facilities are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Facilities. As of June 30, 2016 and September 30, 2015, debt issuance costs related to the Facilities were as follows (dollars in thousands):

	June 30, 2016		September 30, 2015
	Revolving Facility	Term Facility	Revolving Facility	Term Facility
Amortized Debt Issuance Costs	$4,270	$1,933	$3,284	$721
Unamortized Debt Issuance Costs	3,192	1,983	4,160	2,437
Total	$7,462	$3,916	$7,444	$3,158

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities for the three and nine months ended June 30, 2016 and 2015 (dollars in thousands):

	For the three months ended		For the nine months ended
	June 30		June 30
	2016	2015	2016	2015
Revolving Facility interest	$161	$1,156	$2,051	$3,941
Revolving Facility commitment fee	819	242	1,633	644
Term Facility interest	1,521	1,490	4,484	4,471
Amortization of debt issuance costs	481	369	1,450	1,106
Agency and other fees	20	20	58	56
Total	$3,002	$3,277	$9,676	$10,218
Weighted average stated interest rate	3.5%	3.3%	3.3%	3.2%
Weighted average outstanding balance	$193,619	$325,857	$261,553	$347,540

As of June 30, 2016 and September 30, 2015, there was $27.8 million and $192.7 million, respectively, outstanding under the Revolving Facility. As of June 30, 2016 and September 30, 2015, there was $174.0 million outstanding under the Term Loan Facility.

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

At June 30, 2016, the carrying amount and fair value of the 2019 Notes was $40.0 million and $40.6 million, respectively. At September 30, 2015, the carrying amount and fair value of the 2019 Notes was $40.0 million and $40.0 million, respectively. At June 30, 2016, the carrying amount and fair value of the 2023 Notes was $63.5 million and $63.1 million, respectively. At September 30, 2015, the carrying amount and fair value of the 2023 Notes was $63.5 million and $62.1 million, respectively. At June 30, 2016, the carrying amount and fair value of the 2021 Notes was $74.0 million and $73.4 million, respectively. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. At June 30, 2016 and September 30, 2015 the Notes would be deemed to be Level 1, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As of June 30, 2016 and September 30, 2015, debt issuance costs related to the Notes were as follows (dollars in thousands):

	June 30, 2016			September 30, 2015
	2019 Notes	2021 Notes	2023 Notes	2019 Notes	2021 Notes	2023 Notes
Amortized Debt Issuance Costs	$898	$337	$698	$741	N/A	$539
Unamortized Debt Issuance Costs	577	2,870	1,431	734	N/A	1,590
Total	$1,475	$3,207	$2,129	$1,475	N/A	$2,129

For the three and nine months ended June 30, 2016 and 2015, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	June 30		June 30
	2016	2015	2016	2015
2019 Unsecured Notes interest	$713	$713	$2,138	$2,138
2021 Unsecured Notes interest	1,203	N/A	2,579	N/A
2023 Unsecured Notes interest	972	972	2,917	2,917
Amortization of debt issuance costs	261	105	654	316
Total	$3,149	$1,790	$8,288	$5,371
Weighted average stated interest rate	6.5%	6.5%	6.5%	6.5%
Weighted average outstanding balance	$177,513	$103,500	$156,111	$103,500

As of June 30, 2016 and September 30, 2015, $40.0 million and $63.5 million in aggregate principal amount of the 2019 Notes and the 2023 Notes were outstanding, respectively. As of June 30, 2016, $74.0 million in aggregate principal amount of the 2021 Notes was outstanding.

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

As of June 30, 2016, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding. As of September 30, 2015, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding that mature between September 2023 and September 2025.

Our fixed-rate SBA Debentures as of June 30, 2016 and September 30, 2015 were as follows (dollars in thousands):

	June 30, 2016		September 30, 2015
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate
September 2013	$5,000	4.404%	$5,000	4.404%
March 2014	39,000	3.951	39,000	3.951
September 2014	50,000	3.370	50,000	3.370
September 2014	6,000	3.775	6,000	3.775
September 2015	50,000	3.571	50,000	3.571
Weighted Average Rate/Total	$150,000	3.639%	$150,000	3.639%

As of June 30, 2016, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2016, and September 30, 2015 the SBA Debentures would be deemed to be Level 3, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the SBA Debentures are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the SBA Debentures. As of June 30, 2016 and September 30, 2015, debt issuance costs related to the SBA Debentures were as follows (dollars in thousands):

	June 30, 2016	September 30, 2015
Amortized Debt Issuance Costs	$1,441	$931
Unamortized Debt Issuance Costs	3,697	4,207
Total	$5,138	$5,138

For the three and nine months ended June 30, 2016 and 2015, the components of interest, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	June 30		June 30
	2016	2015	2016	2015
SBA Debentures interest	$1,361	$956	$4,097	$2,790
Amortization of debt issuance costs	169	137	510	386
Total	$1,530	$1,093	$4,607	$3,176
Weighted average stated interest rate	3.7%	3.5%	3.7%	3.6%
Weighted average outstanding balance	$150,000	$111,099	$150,000	$103,971

Note 6. Agreements

Investment Management Agreement

Under the terms of our investment management agreement, MCC Advisors:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and
•	executes, closes, monitors and administers the investments we make, including the exercise of any voting or consent rights.

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

For the three months ended June 30, 2016 and 2015, the Company incurred base management fees to MCC Advisors of $4.7 million and $5.5 million, respectively. For the three months ended June 30, 2016 and 2015, we incurred $2.8 million and $4.3 million of incentive fees related to pre-incentive fee net investment income, respectively.

For the three months ended June 30, 2016, base management fees, net of fees waived under the Fee Waiver Agreement, were $4.6 million. For the three months ended June 30, 2016, incentive fees, net of the reversal of a portion of fees previously waived under the Fee Waiver Agreement, were $3.0 million. The reversal was a result of capital gains recorded during the period, reducing the Company’s cumulative net capital loss.

For the nine months ended June 30, 2016 and 2015, the Company incurred base management fees to MCC Advisors of $14.9 million and $16.9 million, respectively. For the nine months ended June 30, 2016 and 2015, we incurred $9.9 million and $13.8 million of incentive fees related to pre-incentive fee net investment income, respectively.

For the nine months ended June 30, 2016 base management and incentive fees, net of fees waived under the Fee Waiver Agreement were $14.8 million and $8.0 million, respectively.

As of June 30, 2016 and September 30, 2015, $7.6 million and $10.0 million were included in “management and incentive fees payable,” in the accompanying consolidated statements of assets and liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three and nine months ended June 30, 2016, we incurred $1.0 million and $2.9 million in administrator expenses, respectively. For the three and nine months ended June 30, 2015, we incurred $1.1 million and $3.2 million in administrator expenses, respectively.

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

Note 8. Commitments

Unfunded commitments

As of June 30, 2016 and September 30, 2015, we had commitments under loan and financing agreements to fund up to $8.5 million to 7 portfolio companies and $28.1 million to 12 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and a revolver and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2016 and September 30, 2015 is shown in the table below (dollars in thousands):

	As of
	June 30, 2016	September 30, 2015
Tenere Acquisition Corp.	$2,000	$2,000
DHISCO Electronic Distribution, Inc. - Revolver	1,905	3,048
Brantley Transportation LLC - Delayed Draw Term Loan	1,087	-
RCS Management Corporation & Specialized Medical Services, Inc.	1,000	5,000
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Black Angus Steakhouses, LLC - Revolver	759	446
Be Green Packaging, LLC - Revolver	479	479
Access Media Holdings, LLC - Series AA Preferred Equity	336	-
Red Skye Wireless LLC	-	7,500
Autosplice, Inc.	-	3,026
Freedom Powersports LLC - Delayed Draw Term Loan	-	1,800
Point.360	-	1,600
Be Green Packaging, LLC - Delayed Draw Term Loan	-	750
Ship Supply Acquisition Corporation	-	622
Meridian Behavioral Health, LLC - Term Loan B	-	500
Access Media Holdings, LLC - Series A Preferred Equity	-	424
Total	$8,459	$28,088

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

Note 9. Fee Income

The fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, transaction break-up fee and other miscellaneous fees. The following tables summarize the Company’s fee income for the three and nine months ended June 30, 2016 and 2015 (dollars in thousands):

	For the three months ended		For the nine months ended
	June 30		June 30
	2016	2015	2016	2015
Origination fee	$60	$940	$1,290	$3,878
Prepayment fee	-	332	1,234	1,945
Amendment fee	421	580	2,127	2,273
Administrative agent fee	154	149	525	430
Other fees	-	84	276	182
Fee income	$635	$2,085	$5,452	$8,708

Note 10. Directors Fees

The independent directors each receive an annual fee of $55,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and nine months ended June 30, 2016, we accrued $0.1 million and $0.4 million for directors’ fees expense, respectively. For the three and nine months ended June 30, 2015, we accrued $0.1 million and $0.4 million for directors’ fees expense, respectively.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended June 30, 2016 and 2015 (dollars in thousands except share and per share amounts):

	For the three months ended		For the nine months ended
	June 30		June 30
	2016	2015	2016	2015
Basic and diluted:
Net increase / (decrease) in net assets from operations	$14,022	$8,373	$(24,734)	$1,840
Weighted average common shares outstanding	54,763,411	57,859,274	55,618,719	58,363,128
Earnings per common share-basic and diluted	$0.26	$0.14	$(0.44)	$0.03

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended June 30, 2016 and 2015:

	For the nine months ended
	June 30
	2016	2015
Per share data:
Net asset value per share at beginning of period	$11.00	$12.43

Net investment income(1)	0.74	0.95
Net realized gains/(losses) on investments	(0.43)	(0.32)
Net unrealized appreciation/(depreciation) on investments	(0.75)	(0.58)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	(0.01)	(0.01)
Net increase/(decrease) in net assets	(0.45)	0.03

Distributions from net investment income	(0.90)	(0.97)
Distributions from net realized gains	-	-
Distributions from tax return of capital	-	-

Repurchase of common stock under stock repurchase program	0.10	0.04
Other(2)	0.01	-

Net asset value at end of period	$9.76	$11.53
Net assets at end of period	$534,365,146	$665,518,929
Shares outstanding at end of period	54,763,411	57,738,526

Per share market value at end of period	$6.70	$8.91
Total return based on market value(3)	1.93%	(16.23)%
Total return based on net asset value(4)	0.43%	3.00%
Portfolio turnover rate	10.21%	20.25%

The following is a schedule of ratios and supplemental data for the nine months ended June 30, 2016 and 2015:

	For the nine months ended
	June 30
	2016	2015
Ratios:
Ratio of net investment income to average net assets after waivers(5)(6)(7)	10.21%	10.82%
Ratio of total expenses to average net assets after waivers(5)(6)(7)	11.91%	11.20%
Ratio of incentive fees to average net assets after waivers(6)(7)	1.42%	2.70%

Supplemental Data:
Ratio of operating expenses and credit facility related expenses to average net assets(5)(6)	10.49%	8.47%
Percentage of non-recurring fee income(8)	5.27%	7.34%
Average debt outstanding(9)	$567,663,919	$555,010,989
Average debt outstanding per common share	$10.21	$9.51
Asset coverage ratio per unit(10)	2,447	2,457
Average market value per unit:
Facilities(11)	N/A	N/A
SBA debentures(11)	N/A	N/A
Notes due 2019	$25.20	$25.28
Notes due 2021	$24.32	N/A
Notes due 2023	$24.36	$25.15

1)	Net investment income excluding management and incentive fee waivers based on total weighted average common stock outstanding equals $0.71 per share for the nine months ended June 30, 2016 and net investment income based on total weighted average common stock outstanding equals $0.95 per share for the nine months ended June 30, 2015.
2)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
3)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
4)	Total annual return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
5)	Ratios are annualized.
6)	For the nine months ended June 30, 2016, excluding management and incentive fee waivers, the ratio of net investment income, operating expenses, incentive fees, credit facility related expenses and total expenses to average net assets is 9.85%, 5.18%, 1.75%, 5.34%, 12.27%, respectively.

7)	The ratios for the nine months ended June 30, 2015, revised to include the effect of non-annualized incentive fees and organizational and offering costs, were as follows: ratio of net investment income to average net assets after waivers: 11.53%, ratio of total expenses to average net assets: 10.49% and ratio of incentive fees to average net assets after waivers: 2.02%.
8)	Represents the impact of the non-recurring fees over investment income.
9)	Based on daily weighted average balance of debt outstanding during the period.
10)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.
11)	The Facilities and SBA Debentures are not registered for public trading.

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

The following table summarizes the Company’s dividend distributions during the nine months ended June 30, 2016 and 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
During the nine months ended June 30, 2016
11/5/2015	11/25/2015	12/18/2015	$0.30
2/1/2016	2/24/2016	3/18/2016	0.30
5/5/2016	5/25/2016	6/24/2016	0.30
			$0.90

Date Declared	Record Date	Payment Date	Amount Per Share
During the nine months ended June 30, 2015
10/30/2014	11/26/2014	12/12/2014	$0.37
2/9/2015	2/25/2015	3/13/2015	0.30
5/6/2015	5/20/2015	6/12/2015	0.30
			$0.97

Note 14. Stock Repurchase Program

The following table summarizes our share repurchases under our stock repurchase program for the three and nine months ended June 30, 2016 and June 30, 2015 (dollars in thousands):

	For the three months ended		For the nine months ended
	June 30		June 30
	2016	2015	2016	2015
Dollar amount repurchased	N/A(1)	$1,576	$10,700	$9,506
Shares Repurchased	N/A(1)	169,081	1,573,741	994,758
Average price per share	N/A(1)	$9.32	$6.80	$9.56
Weighted average discount to Net Asset Value	N/A(1)	20.0%	32.7%	18.9%

(1)	The Company did not repurchase any shares for the three months ended June 30, 2016.

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we can purchase up to an aggregate amount of $30.0 million of our common stock between the period of the approval date and February 5, 2016. On December 4, 2015, the board of directors extended the duration of the share repurchase program through December 31, 2016, and increased the aggregate amount to $50.0 million. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. As of June 30, 2016, the Company has repurchased an aggregate of 3,969,873 shares of common stock at an average price of $8.04 per share with a total cost of approximately $31.9 million. The maximum dollar value of shares that may yet be purchased under the plan is $18.1 million. This program may be limited or terminated at any time without prior notice. Since the inception of the program, the Company's net asset value per share was increased by approximately $0.21 as a result of the share repurchases.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the nine months ended June 30, 2016, except as disclosed below.

On August 7, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.22 per share payable on September 23, 2016, to stockholders of record at the close of business on August 24, 2016.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K, and elsewhere in this quarterly report on Form 10-Q.

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
3

Portfolio and Investment Activity

As of June 30, 2016 and 2015, our portfolio had a fair market value of approximately $1,042.5 million and $1,204.2 million, respectively. The following table summarizes our portfolio and investment activity during the three and nine months ended June 30, 2016 and 2015 (dollars in thousands):

	For the three months ended		For the nine months ended
	June 30		June 30
	2016	2015	2016	2015
Investments made in new portfolio companies	$-	$33,600	$25,554	$123,347
Investments made in existing portfolio companies	11,668	13,925	58,815	72,345
Aggregate amount in exits and repayments	(12,074)	(49,435)	(204,568)	(193,005)
Net investment activity	$(406)	$(1,910)	$(120,199)	$2,687

Portfolio Companies, at beginning of period	65	72	72	79
Number of new portfolio companies	-	3	2	8
Number of exited portfolio companies	(2)	(4)	(11)	(16)
Portfolio companies, at end of period	63	71	63	71

Number of investments in existing portfolio companies	8	10	15	17

The following table summarizes the amortized cost and the fair value of our average portfolio company investment and largest portfolio company investment as of June 30, 2016 and 2015 (dollars in thousands):

	As of		As of
	June 30, 2016		June 30, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company investment	$18,107	$16,547	$17,860	$16,960
Largest portfolio company investment	54,367	53,040	37,807	39,061

The following table summarizes the amortized cost and the fair value of investments as of June 30, 2016 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$662,062	58.0%	$605,188	58.1%
Senior Secured Second Lien Term Loans	309,418	27.1	296,554	28.4
Senior Secured First Lien Notes	26,753	2.3	26,903	2.6
Unsecured Debt	61,165	5.4	55,003	5.3
MCC Senior Loan Strategy JV I LLC	30,187	2.7	30,348	2.9
Equity/Warrants	51,187	4.5	28,495	2.7
Total	$1,140,772	100.0%	$1,042,491	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2015 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$740,831	58.2%	$695,970	57.2%
Senior Secured Second Lien Term Loans	379,115	29.8	372,176	30.6
Senior Secured First Lien Notes	37,697	3.0	36,380	3.0
Unsecured Debt	50,941	4.0	45,661	3.7
MCC Senior Loan Strategy JV I LLC	14,437	1.1	14,216	1.2
Equity/Warrants	49,520	3.9	51,689	4.3
Total	$1,272,541	100.0%	$1,216,092	100.0%

As of June 30, 2016, our income-bearing investment portfolio, which represented nearly 89.1% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 12.0%, and 78.2% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 21.8% bore interest at fixed rates.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2016 and September 30, 2015 (dollars in thousands):

	As of June 30, 2016		As of September 30, 2015
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$149,761	14.4%	$146,699	12.0%
2	665,409	63.8	947,949	78.0
3	179,113	17.2	121,444	10.0
4	38,942	3.7	-	-
5	9,266	0.9	-	-
Total	$1,042,491	100.0%	$1,216,092	100.0%

Results of Operations

Operating results for the three and nine months ended June 30, 2016 and 2015 are as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	June 30		June 30
	2016	2015	2016	2015
Total investment income	$28,412	$35,964	$93,554	$112,588
Total expenses, net	17,458	18,724	52,359	57,205
Net investment income	10,954	17,240	41,195	55,383
Net realized gains/(losses)	(29,177)	(9,010)	(23,699)	(18,628)
Net unrealized gains/(losses) on investments	32,285	427	(41,831)	(34,137)
Change in provision for deferred taxes on unrealized gains/(loss) on investments	(40)	(284)	(399)	(778)
Net increase in net assets resulting from operations	$14,022	$8,373	$(24,734)	$1,840

Investment Income

For the three and nine months ended June 30, 2016, investment income totaled $28.4 million and $93.6 million, respectively, of which $27.8 and $88.1 million was attributable to portfolio interest and dividend income, and $0.6 million and $5.5 million to fee income.

For the three and nine months ended June 30, 2015, investment income totaled $36.0 million and $112.6 million, respectively, of which $33.9 and $103.9 million was attributable to portfolio interest and dividend income, and $2.1 million and $8.7 million to fee income.

Operating Expenses

Operating expenses for the three and nine months ended June 30, 2016 and 2015 are as follows (dollars in thousands):

	For the three months ended		For the nine months ended
	June 30		June 30
	2016	2015	2016	2015
Base management fees	$4,657	$5,546	$14,880	$16,876
Incentive fees	2,794	4,310	9,859	13,846
Interest and financing expenses	7,680	6,160	22,571	18,765
Administrator expenses	966	1,066	2,925	3,186
Professional fees	638	905	1,827	2,277
General and administrative	325	462	1,488	1,396
Directors fees	133	135	397	433
Insurance	124	140	395	426
Expenses before management and incentive fee waivers	17,317	18,724	54,342	57,205
Management fee waiver	(40)	-	(112)	-
Incentive fee waiver	181	-	(1,871)	-
Expenses, net of management and incentive fee waivers	$17,458	$18,724	$52,359	$57,205

For the three months ended June 30, 2016, total operating expenses before management and incentive fee waivers decreased by $1.4 million, or (7.5%), compared to the three months ended June 30, 2015. For the nine months ended June 30, 2016, total operating expenses before management and incentive fee waivers decreased by $2.9 million, or (5.0%), compared to the nine months ended June 30, 2015.

Interest and financing expenses were higher in the three and nine months ended June 30, 2016 than the three and nine months ended June 30, 2015 as a result of an increase in commitment on a four-year senior secured revolving credit facility, issuing $40.0 million in aggregate principal amount of 7.125% unsecured notes that mature on March 30, 2019 (the “2019 Notes“), an increase in commitment on a five-year senior secured term loan credit facility, issuing $63.5 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes“), issuing $74.0 million in aggregate principal amount of 6.50% unsecured notes that mature on January 30, 2021 (the “2021 Notes”), and issuing SBA-guaranteed debentures (“SBA Debentures”).

Excluding interest and financing expenses, expenses decreased for the three and nine months ended June 30, 2016 compared to the three and nine months ended June 30, 2015 due to a decrease in base management fees, incentive fees, administrative service fees, professional fees, general and administrative expenses, insurance fees, and director’s fees. Base management fees, which are calculated based on average gross assets, decreased due to the decline in the portfolio throughout the period. The incentive fee decreased as a result of the decrease in pre-incentive fee net investment income. In addition, both the management and incentive fees decreased due to the fee waiver agreement described in the Investment Management Agreement section. Administrative service fees decreased due to lower administrator expenses. Professional fees have decreased due to lower legal, audit, and valuation service expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and nine months ended June 30, 2016, we recognized $29.2 and $23.7 of realized loss on our portfolio investments, respectively. During the three and nine months ended June 30, 2015, we recognized $9.0 million and $18.6 million of realized losses on our portfolio investments, respectively.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and nine months ended June 30, 2016, we had $32.3 of unrealized appreciation and $41.8 million of unrealized depreciation, respectively, on portfolio investments. For the three and nine months ended June 30, 2015, we had $0.4 million of unrealized appreciation and $34.1 million of unrealized depreciation, respectively, on portfolio investments.

Provision for Deferred Taxes on Unrealized Appreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and nine months ended June 30, 2016, the Company recognized a provision for deferred tax on unrealized gains of $40,378 and $0.4 million for consolidated subsidiaries, respectively. For the three and nine months ended June 30, 2015, the Company recognized a provision for deferred tax on unrealized gains of $0.3 million and $0.8 million for consolidated subsidiaries, respectively.

Changes in Net Assets from Operations

For the three months ended June 30, 2016, we recorded a net increase in net assets resulting from operations of $14.0 million, as a result of the factors discussed above. For the three months ended June 30, 2015, we recorded a net increase in net assets resulting from operations of $8.4 million. Based on 54,763,411 and 57,859,274 weighted average common shares outstanding for the three months ended June 30, 2016 and 2015, respectively, our per share net increase in net assets resulting from operations was $0.26 for the three months ended June 30, 2016 compared to a per share net increase in net assets resulting from operations of $0.14 for the three months ended June 30, 2015.

For the nine months ended June 30, 2016, we recorded a net decrease in net assets resulting from operations of $24.7 million. For the nine months ended June 30, 2015, we recorded a net increase in net assets resulting from operations of $1.8 million. Based on 55,618,719 and 58,363,128 weighted average common shares outstanding for the nine months ended June 30, 2016 and 2015, respectively, our per share net decrease in net assets resulting from operations was $0.44 for the nine months ended June 30, 2016 compared to a per share net increase in net assets resulting from operations of $0.03 for the nine months ended June 30, 2015.

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

As of June 30, 2016, total commitments under the Facilities are $517.5 million, comprised of $343.5 million committed to the Revolving Credit Facility and $174.0 million funded under the Term Loan Facility.

As of June 30, 2016, we had $11.9 million in cash. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

As of June 30, 2016, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2016 and September 30, 2015, we had commitments under loan and financing agreements to fund up to $8.5 million to 7 portfolio companies and $28.1 million to 12 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and a revolver and an analysis of their value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2016 and September 30, 2015 is shown in the table below (dollars in thousands):

	As of
	June 30, 2016	September 30, 2015
Tenere Acquisition Corp.	$2,000	$2,000
DHISCO Electronic Distribution, Inc. - Revolver	1,905	3,048
Brantley Transportation LLC - Delayed Draw Term Loan	1,087	-
RCS Management Corporation & Specialized Medical Services, Inc.	1,000	5,000
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Black Angus Steakhouses, LLC - Revolver	759	446
Be Green Packaging, LLC - Revolver	479	479
Access Media Holdings, LLC - Series AA Preferred Equity	336	-
Red Skye Wireless LLC	-	7,500
Autosplice, Inc.	-	3,026
Freedom Powersports LLC - Delayed Draw Term Loan	-	1,800
Point.360	-	1,600
Be Green Packaging, LLC - Delayed Draw Term Loan	-	750
Ship Supply Acquisition Corporation	-	622
Meridian Behavioral Health, LLC - Term Loan B	-	500
Access Media Holdings, LLC - Series A Preferred Equity	-	424
Total	$8,459	$28,088

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at June 30, 2016 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Revolving Facility	$27,800	$-	$-	$27,800	$-
Term Loan Facility	174,000	-	-	174,000	-
7.125% Notes	40,000	-	40,000	-	-
6.50% Notes	74,013	-	-	74,013	-
6.125% Notes	63,500	-	-	-	63,500
SBA Debenture	150,000	-	-	-	150,000
Total contractual obligations	$529,313	$-	$40,000	$275,813	$213,500

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

On March 27, 2015, Medley Capital Corporation and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (“MCC JV”). Medley Capital Corporation and GALIC have committed to provide $100 million of equity to MCC JV, with Medley Capital Corporation providing $87.5 million and GALIC providing $12.5 million. MCC JV commenced operations on July 15, 2015. On August 4, 2015, MCC JV entered into a senior secured revolving  credit facility (the “JV Facility”) led by Credit Suisse, AG with initial commitments of $100 million. As of June 30, 2016, MCC JV has drawn approximately $58.3 million on the JV Facility. As of June 30, 2016, MCC JV had total investments at fair value of $81.3 million. As of June 30, 2016, MCC JV’s portfolio was comprised of senior secured first lien loans to 25 different borrowers. As of June 30, 2016, none of these loans were on non-accrual status.

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

The following table summarizes the dividend distributions during the nine months ended June 30, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
11/5/2015	11/25/2015	12/18/2015	0.30
2/1/2016	2/24/2016	3/18/2016	0.30
5/5/2016	5/25/2016	6/24/2016	0.30

Stock Repurchase Program

The following table summarizes our share repurchases under our stock repurchase program for the three and nine months ended June 30, 2016 and 2015 (dollars in thousands):

	For the three months ended		For the nine months ended
	June 30		June 30
	2016	2015	2016	2015
Dollar amount repurchased	N/A(1)	$1,576	$10,700	$9,506
Shares Repurchased	N/A(1)	169,081	1,573,741	994,758
Average price per share	N/A(1)	$9.32	$6.80	$9.56
Weighted average discount to Net Asset Value	N/A(1)	20.0%	32.7%	18.9%

(1)	The Company did not repurchase any shares for the three months ended June 30, 2016.

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we can purchase up to an aggregate amount of $30.0 million of our common stock between the period of the approval date and February 5, 2016. On December 4, 2015, the board of directors extended the duration of the share repurchase program through December 31, 2016, and increased the aggregate amount to $50.0 million. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. As of June 30, 2016, the Company has repurchased an aggregate of 3,969,873 shares of common stock at an average price of $8.04 per share with a total cost of approximately $31.9 million. The maximum dollar value of shares that may yet be purchased under the plan is $18.1 million. This program may be limited or terminated at any time without prior notice. Since the inception of the program, the Company's net asset value per share was increased by approximately $0.21 as a result of the share repurchases.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At June 30, 2016, seven investments were on non-accrual status with a combined fair value of approximately $68.5 million, or 6.6% of the fair value of our portfolio. At September 30, 2015, three investments were on non-accrual status with a combined fair value of approximately $25.5 million, or 2.1% of the fair value of our portfolio.

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

Recent Developments

On August 7, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.22 per share payable on September 23, 2016, to stockholders of record at the close of business on August 24, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended June 30, 2016, we did not engage in hedging activities.

As of June 30, 2016, 78.2% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate floor as of June 30, 2016 was as follows (dollars in thousands):

	June 30, 2016
	Fair Value	% of Floating Rate Portfolio
Under 1%	$150,874	20.8%
1% to under 2%	521,504	71.9
2% to under 3%	35,922	4.9
3%	17,500	2.4
Total	$725,800	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2016, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase(1)	Interest Income	Interest Expense	Net Increase/(Decrease)
100	$3,300	$2,000	$1,300
200	9,900	4,000	5,900
300	16,900	6,100	10,800
400	23,900	8,100	15,800
500	30,900	10,100	20,800

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

Basis point increase(1)	Interest Income	Interest Expense	Net Increase/(Decrease)
100	$2,600	$5,200	$(2,600)
200	10,100	10,300	(200)
300	18,900	15,500	3,400
400	27,800	20,700	7,100
500	36,600	25,800	10,800

(1)	A hypothetical decline in interest rates would not have a material impact on our financial statements.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

On May 29, 2015, Moshe Barkat and Modern VideoFilm Holdings, LLC filed a complaint against the Company, Medley Opportunity Fund II LP (“MOF II”), MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte CRG (“Deloitte”), Scott Avila (“Avila”), Charles Sweet, and Modern VideoFilm, Inc. (“MVF”), seeking damages in excess of $100 million. The lawsuit is pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437. The Company, together with MOF II, Congruent, and Main Street, (and together with the Company, MOF II and Congruent, “Lenders”), had a loan to MVF. The outstanding balance on the loan was in excess of $66.5 million, of which $15 million was due to the Company. After MVF defaulted on its loan, the Lenders exercised voting rights under a stock pledge and appointed an independent director, Charles Sweet, as MVF’s sole director. Mr. Sweet subsequently appointed Scott Avila and Cooper Crouse of Deloitte CRG as chief restructuring officer and assistant chief restructuring officer, respectively. Mr. Barkat was the former chief executive officer and founder of MVF. MVF terminated Mr. Barkat’s employment. Mr. Barkat has asserted claims against MVF for breach of his employment contract and wrongful termination. Mr. Barkat has asserted claims against the Company and MOF II for breach of fiduciary duty, intentional interference with contract, unfair competition and defamation. Deloitte and Avila have settled the claims against them in exchange for payment of $1,475,000. On June 6, 2016, the court granted MCC and the other defendants’ demurrers on several counts and dismissed Mr. Barkat’s claims, except with respect to the intentional interference with contract claim. The Company and the other defendants continue to dispute the remaining claims and are vigorously defending the action, while pursuing affirmative counterclaims against Moshe Barkat and Modern VideoFilm Holdings, LLC.

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on December 4, 2015, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended June 30, 2016 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 3, 2015, the Board authorized an increase to the share repurchase program initially adopted on February 5, 2015, pursuant to which the Company can purchase up to an aggregate amount of $50 million of its common stock through December 31, 2016. Under this program, the Company has been authorized to programmatically buy stock at a price of up to NAV per share under a 10b5-1 program. As described more fully in the table below, as of June 30, 2016, the Company has purchased 3,969,873 shares of common stock pursuant to this repurchase plan.

Period	Total Number of Shares Purchased	Average Price per Share	Total Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2016 through January 31, 2016	273,020	$6.96	2,812,501	$25,795,281
February 1, 2016 through February 29, 2016	105,311	6.65	2,917,812	25,095,141
March 1, 2016 through March 31, 2016	1,052,061	6.65	3,969,873	18,095,148
April 1, 2016 through April 30, 2016	-	-	-	18,095,148
May 1, 2016 through May 31, 2016	-	-	-	18,095,148
June 1, 2016 through June 30, 2016	-	-	-	18,095,148

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

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

11.1	Statement re computation of per share earnings (Included in Note 11 to the financial statements contained herein).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	Medley Capital Corporation
August 9, 2016

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and
Financial Officer)

