Form 10-K
period 2016-09-30
Medley Capital Corp
filed 2016-12-08
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016
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

Large accelerated filer ☐           Accelerated filer ☒         Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2016 was $358,696,149. The Registrant had 54,474,211 shares of common stock, $0.001 par value, outstanding as of December 8, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended September 30, 2016.

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

Our investment objective is to generate current income and capital appreciation by lending directly to privately held middle market companies, primarily through directly originated transactions to help these companies expand their business, refinance and make acquisitions.   Our investment portfolio generally consists of senior secured first lien term loans and senior secured second lien term loans.  In connection with many of our investments, we receive warrants or other equity participation features which we believe will increase the total investment returns.

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

Our Investment Team has on average over 21 years of experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Advisor, through Medley, has access to over 89 employees, including over 45 investment, origination and credit management professionals, and over 44 operations, marketing and distribution professionals, each with extensive experience in their respective disciplines. We believe that MCC Advisors’ disciplined and consistent approach to origination, portfolio construction and risk management should allow it to achieve compelling risk-adjusted returns for Medley Capital.

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

On November 25, 2013, we received an amended order from the SEC (the “Co-Investment Order”) that expanded our ability to negotiate the terms of co-investment transactions with other funds managed by MCC Advisors or its affiliates, including Sierra Income Corporation, a non-traded business development company, subject to the conditions included therein. In situations where co-investment with other funds managed by MCC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of other MCC Advisors clients, MCC Advisors will need to decide which client will proceed with the investment. MCC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which a fund managed by MCC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

Under the terms of the relief set forth in the Co-Investment Order permitting us to co-invest with other funds managed by MCC Advisors or its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. On July 26, 2016, the Company, MCC Advisors and certain other affiliated funds and investment advisers filed an exemptive application for a co-investment order that would supersede the Exemptive Order and allow affiliated registered investment companies to participate in co-investment transactions with us that would otherwise be prohibited under Section 17(d) and 57(a)(4) and Rule 17d-1. The Exemptive Order will remain in effect unless and until the revised application is approved by the SEC. The terms of the revised application are substantially similar to the Exemptive Order.

On March 26, 2013, our wholly-owned subsidiary, Medley SBIC LP (“SBIC LP”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958.

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

Our principal executive office is located at 280 Park Avenue, 6th Floor East, New York, NY 10017 and our telephone number is (212) 759-0777.

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

Investment Process Overview

We view our investment process as consisting of three distinct phases described below:

Sourcing and Origination   MCC Advisors sources investment opportunities through access to a network of contacts developed in the financial services and related industries by Medley. It is the Adviser’s responsibility to identify specific opportunities, to refine opportunities through rigorous due diligence of the underlying facts and circumstances while remaining flexible and responsive to client’s needs. With a total of over 45 investment professionals in the New York and San Francisco offices involved in sourcing and origination for MCC Advisors, each investment professional is able to maintain long-standing relationships and responsibility for a specified market. Each quarter, these origination efforts attract hundreds of inquiries from potential middle market borrowers.

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

Credit Evaluation We utilize a systematic, consistent approach to credit evaluation developed by Medley, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider and attributes that we seek include: (i) strong and resilient underlying business fundamentals; (ii) a substantial equity cushion in the form of capital ranking junior in the right of payment to our investment; (iii) sophisticated management teams with a minimum operating history of two years; (iv) a conclusion that overall downside risk is manageable; (v) collateral support in the form of accounts receivable, inventory, machinery, equipment, real estate, IP, overall enterprise value and other assets; and (vi) limited requirements for future financing beyond the proposed commitment. The first review of an opportunity is conducted using the above-mentioned analysis to determine if the opportunity meets MCC Advisors general investment criteria. The next three reviews performed by the Investment Committee include the following: (1) an Early Read Memo, (2) a Green Light Memo, and (3) Investment Committee approval memo. MCC Advisors maintains a rigorous in-house due diligence process. Prior to making each investment, MCC Advisors subjects each potential portfolio company to an extensive credit review process, including analysis of market and operational dynamics as well as both historical and projected financial information. Areas of additional focus include management or sponsor experience, industry and competitive dynamics, and tangible asset values. Background checks and tax compliance checks are typically required on all portfolio company management teams.

Our due diligence process typically entails:

•	negotiation and execution of a term sheet;

•	on-site visits;

•	interviews with management, employees, customers and vendors;

•	review of loan documents and material contracts, as applicable;

•	obtaining background checks on all principals/partners/founders;

•	completing customer and supplier calls;

•	review of tax and accounting issues related to a contemplated capital structure;

•	developing a financial model with sensitivity analysis that includes a management case, expected case and downside case;

•	receiving third party reports such as environmental, appraisal and consulting reports, as applicable.

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

Leverage

Through our Senior Secured Term Loan Credit Agreement, as amended (the ‘‘Term Loan Facility’’) and Senior Secured Revolving Credit Agreement, as amended (the ‘‘Revolving Credit Facility’’ and, collectively with the Term Loan Facility, as amended, the ‘‘Facilities’’), we borrow funds to make additional investments, a practice known as ‘‘leverage,’’ to attempt to increase return to our common stockholders. The amount of leverage that we employ at any particular time will depend on our investment advisers’ and our board of directors’ assessments of market and other factors at the time of any proposed borrowing. As of December 8, 2016, total commitments under the Facilities are $517.5 million, comprised of $343.5 million committed to the Revolving Credit Facility and $174.0 million committed to the Term Loan Facility. With these additional commitments, the Company has exercised the aggregate accordion feature permitting subsequent increases to the Facilities up to an aggregate maximum amount of $600.0 million. We are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see ‘‘Regulation — Senior Securities’’ and ‘‘Regulation — Small Business Investment Company Regulations.’’

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

Employees

We do not have any employees. Our day-to-day investment operations are managed by our investment adviser. Our investment adviser employs a total of over 45 investment professionals, including its principals. In addition, we reimburse our administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, including the compensation of our chief financial officer and chief compliance officer, and their staff.

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

Information Available

We maintain a website at http://www.medleycapitalcorp.com .  We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

INVESTMENTS

We have built a diverse portfolio that includes senior secured first lien term loans, senior secured second lien term loans, unitranche, senior secured first lien notes, subordinated notes and warrants and minority equity securities by investing approximately $10 million to $50 million of capital, on average, in the securities of middle-market companies.

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2016 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$123,703	13.5%
Banking, Finance, Insurance & Real Estate	96,207	10.5
Construction & Building	91,087	10.0
Hotel, Gaming & Leisure	68,605	7.5
Automotive	60,303	6.6
Healthcare & Pharmaceuticals	57,041	6.2
Energy: Oil & Gas	52,646	5.8
Aerospace & Defense	51,656	5.6
Telecommunications	44,015	4.8
Containers, Packaging & Glass	42,197	4.6
Chemicals, Plastics & Rubber	32,640	3.6
Multisector Holdings	31,252	3.4
Beverage & Food	30,225	3.3
Capital Equipment	29,756	3.3
Consumer goods: Durable	24,696	2.7
Metals & Mining	20,246	2.2
High Tech Industries	14,489	1.6
Retail	12,565	1.4
Services: Consumer	9,440	1.0
Media: Broadcasting & Subscription	7,832	0.9
Consumer goods: Non-durable	7,208	0.8
Wholesale	6,375	0.7
Total	$914,184	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2015 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$161,700	13.3%
Construction & Building	103,939	8.6
Banking, Finance, Insurance & Real Estate	101,899	8.4
Automotive	99,414	8.2
Healthcare & Pharmaceuticals	92,258	7.6
Metals & Mining	90,469	7.4
Hotel, Gaming & Leisure	73,821	6.1
Aerospace & Defense	69,885	5.7
Energy: Oil & Gas	63,339	5.2
Containers, Packaging & Glass	58,766	4.8
Chemicals, Plastics & Rubber	46,548	3.8
Retail	43,399	3.6
Telecommunications	40,519	3.3
Beverage & Food	39,575	3.3
Capital Equipment	29,764	2.4
Consumer goods: Durable	24,715	2.0
Services: Consumer	17,000	1.4
High Tech Industries	14,774	1.2
Multisector Holdings	14,216	1.2
Consumer goods: Non-durable	11,888	1.0
Consumer Discretionary	10,000	0.8
Media: Broadcasting & Subscription	7,744	0.6
Transportation: Cargo	460	0.1
Total	$1,216,092	100.0%

The following table sets forth certain information as of September 30, 2016, for each portfolio company in which we had an investment. Other than these Investments, our only formal relationship with our portfolio companies is the managerial assistance that we provide upon request and the board observer or participation rights we may receive in connection with our investment.

Name of Portfolio Company	Sector	Security Owned by Us	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	Percentage of Net Assets

AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan A	9/30/2021	6.00%	8,984,232	8,984,232	1.7%
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan B	9/30/2021	9.00%	18,451,002	14,889,405	2.9%
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Revolver	9/30/2021	6.00%	-	-	-
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Equity		-	-	-	-
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan	7/22/2020	10.00%	7,929,093	7,832,358	1.5%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Preferred Equity Series A		-	1,600,000	-	-
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Preferred Equity Series AA		-	616,000	-	-
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Equity		-	-	-	-
Accupac, Inc.	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan	7/14/2020	11.00%	27,000,000	27,000,000	5.2%
Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan	12/11/2020	9.63%	15,262,608	15,701,560	3.0%
Albertville Quality Foods, Inc.	Beverage & Food	Senior Secured First Lien Term Loan	10/31/2018	10.50%	15,972,097	16,131,818	3.1%
Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan	6/30/2019	10.50%	14,441,783	14,489,296	2.8%
Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loan	6/30/2020	8.25%	2,551,042	2,576,552	0.5%
Be Green Packaging, LLC	Containers, Packaging & Glass	Equity		-	-	-	-
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan	4/24/2020	10.00%	7,906,250	7,721,117	1.5%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw	4/24/2020	10.00%	-	-	-
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Revolver	4/24/2020	10.00%	446,429	441,911	0.1%
Brantley Transportation LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan	8/2/2017	12.00%	10,060,902	5,351,092	1.0%
Brantley Transportation LLC	Energy: Oil & Gas	Senior Secured First Lien Delayed Draw	8/2/2017	6.00%	637,500	637,500	0.1%
Brantley Transportation LLC	Energy: Oil & Gas	Equity		-	-	-	-
Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan	4/28/2019	13.50%	22,784,841	14,615,564	2.8%
Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Delayed Draw	4/28/2019	13.50%	9,858,981	6,324,142	1.2%
Capstone Nutrition	Healthcare & Pharmaceuticals	Equity		-	-	-	-
ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loan	6/17/2021	9.00%	12,500,000	12,458,500	2.4%
CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term Loan A	3/31/2019	5.50%	2,805,273	2,805,273	0.6%
CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term Loan B	3/31/2019	5.50%	1,168,864	1,168,864	0.2%
CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term Loan C	3/31/2019	7.00%	8,204,394	4,102,197	0.8%
CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term Loan D	3/31/2019	7.00%	5,107,884	-	-
CP OPCO LLC	Services: Consumer	Revolver	3/31/2019	5.50%	725,552	725,552	0.1%
CP OPCO LLC	Services: Consumer	Revolver	3/31/2019	7.00%	638,486	638,486	0.1%
CP OPCO LLC	Services: Consumer	Equity		-	-	-	-
Crow Precision Components LLC	Aerospace & Defense	Senior Secured First Lien Term Loan	9/30/2019	9.50%	13,540,000	13,540,000	2.6%
Crow Precision Components LLC	Aerospace & Defense		9/30/2019	-	-	414,305	0.1%
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A	11/10/2019	10.50%	31,238,095	29,545,615	5.7%
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan B	2/10/2018	10.50%	6,982,024	6,587,260	1.3%
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Revolver	5/10/2017	10.50%	-	-	-
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Equity		-	-	70,624	0.0%
DLR Restaurants LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan	4/18/2018	15.50%	24,117,310	23,958,859	4.6%
DLR Restaurants LLC	Hotel, Gaming & Leisure	Unsecured Debt	4/18/2018	16.00%	287,531	279,604	0.1%
Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B	10/1/2018	15.35%	7,093,318	7,071,897	1.4%
Dream Finders Homes, LLC	Construction & Building	Warrants	10/1/2018	-	-	1,619,379	0.3%
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan	3/6/2018	11.00%	16,046,050	13,307,952	2.6%
Essex Crane Rental Corp.	Construction & Building	Senior Secured First Lien Term Loan	5/13/2019	13.50%	23,190,922	1,159,546	0.2%

Name of Portfolio Company	Sector	Security Owned by Us	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	Percentage of Net Assets

FKI Security Group LLC	Capital Equipment	Senior Secured First Lien Term Loan	3/30/2020	9.50%	14,531,250	14,605,650	2.8%
Footprint Acquisition LLC	Services: Business	Senior Secured First Lien Term Loan	2/27/2020	8.52%	5,250,102	5,340,509	1.0%
Footprint Acquisition LLC	Services: Business	Preferred Equity		8.75%	5,749,795	5,749,508	1.1%
Footprint Acquisition LLC	Services: Business	Equity		-	-	1,171,650	0.2%
Freedom Powersports LLC	Automotive	Senior Secured First Lien Term Loan	9/26/2019	12.25%	13,890,000	14,167,800	2.7%
Harrison Gypsum, LLC	Construction & Building	Senior Secured First Lien Term Loan	12/21/2018	10.50%	53,776,985	51,930,283	10.1%
Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note	10/15/2019	10.25%	20,000,000	21,047,400	4.1%
JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan	3/6/2019	12.77%	21,300,000	20,219,025	3.9%
Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan	4/24/2020	12.00%	20,000,000	20,400,000	4.0%
Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan	2/19/2019	12.84%	16,053,472	15,077,260	2.9%
Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants	2/19/2024	-	-	120,000	0.0%
LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan	1/15/2021	10.00%	9,750,000	9,988,485	1.9%
Lydell Jewelry Design Studio, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loan	9/13/2018	14.50%	15,576,447	5,707,522	1.1%
Lydell Jewelry Design Studio, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loan	9/13/2018	6.50%	1,500,000	1,500,000	0.3%
Lydell Jewelry Design Studio, LLC	Consumer goods: Non-durable	Equity		-	-	-	-
Lydell Jewelry Design Studio, LLC	Consumer goods: Non-durable	Equity		-	-	-	-
MCC Senior Loan Strategy JV I LLC	Multisector Holdings	Equity		-	-	31,252,416	6.0%
Merchant Cash and Capital, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw	12/4/2016	11.00%	17,033,522	17,033,522	3.3%
Merchant Cash and Capital, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan	5/4/2017	12.00%	15,000,000	14,999,250	2.9%
Miratech Intermediate Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan	5/9/2019	10.00%	12,695,105	12,478,272	2.5%
Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan	3/10/2019	9.50%	12,593,281	12,719,213	2.5%
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan	9/29/2020	10.00%	35,278,846	35,631,635	6.9%
Nielsen & Bainbridge, LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan	8/15/2021	10.25%	25,000,000	24,696,000	4.8%
NorthStar Group Services, Inc.	Construction & Building	Unsecured Debt	10/24/2019	18.00%	26,107,691	26,042,683	5.0%
Omnivere, LLC	Services: Business	Senior Secured First Lien Term Loan	5/5/2019	13.84%	22,360,258	22,360,258	4.3%
Omnivere, LLC	Services: Business	Unsecured Debt	7/24/2025	8.00%	22,808,291	11,336,861	2.2%
Omnivere, LLC	Services: Business	Warrants	5/5/2019	-	-	-	-
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan	12/31/2018	12.25%	20,661,469	20,245,760	3.9%
The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan	2/28/2019	13.00%	21,867,506	21,457,709	4.2%

Name of Portfolio Company	Sector	Security Owned by Us	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	Percentage of Net Assets

Point.360	Services: Business	Senior Secured First Lien Term Loan	7/8/2020	6.33%	1,953,269	1,849,160	0.4%
Point.360	Services: Business	Equity		-	-	359,462	0.1%
Point.360	Services: Business	Warrants	7/8/2020	-	-	243,317	0.1%
Prestige Industries LLC	Services: Business	Senior Secured Second Lien Term Loan	11/1/2017	13.00%	7,679,806	2,818,258	0.6%
Prestige Industries LLC	Services: Business	Warrants	11/1/2017	-	-	-	-
Prince Mineral Holdings Corp.	Wholesale	Senior Secured First Lien Note	12/15/2019	11.50%	6,800,000	6,375,000	1.2%
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan	11/1/2019	10.75%	17,000,000	14,092,830	2.7%
Response Team Holdings, LLC	Construction & Building	Preferred Equity		12.00%	6,256,390	3,262,707	0.6%
Response Team Holdings, LLC	Construction & Building	Warrants	3/28/2019	-	-	-	-
Safeworks, LLC	Capital Equipment	Unsecured Debt	1/31/2020	12.00%	15,000,000	15,150,000	2.9%
Sendero Drilling Company, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan	3/18/2019	11.52%	3,996,312	4,076,238	0.8%
Sendero Drilling Company, LLC	Energy: Oil & Gas	Warrants	3/18/2019	-	-	5,399,817	1.1%
Seotowncenter, Inc.	Services: Business	Senior Secured First Lien Term Loan	9/11/2019	10.00%	24,699,566	24,212,737	4.7%
Seotowncenter, Inc.	Services: Business	Equity		-	-	139,602	0.0%
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan	7/31/2020	9.00%	8,073,731	8,151,400	1.6%
Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan	8/19/2019	8.75%	5,090,909	5,090,909	1.0%
Stancor, Inc.	Services: Business	Equity		-	-	125,830	0.0%
T Residential Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan	3/28/2019	12.00%	18,500,000	18,542,920	3.6%
Taylored Freight Services, LLC	Services: Business	Senior Secured Second Lien Term Loan	11/1/2017	13.00%	15,040,795	14,841,956	2.9%
Tenere Acquisition Corp.	Chemicals, Plastics, & Rubber	Senior Secured First Lien Term Loan	12/15/2017	13.00%	11,051,371	11,181,885	2.2%
Transtelco, Inc.	Telecommunications	Senior Secured First Lien Term Loan	11/19/2017	10.50%	18,672,000	18,837,434	3.7%
United Road Towing, Inc.	Services: Business	Senior Secured Second Lien Term Loan	2/21/2020	9.84%	18,725,607	18,725,607	3.6%
United Road Towing, Inc.	Services: Business	Preferred Equity Class C	2/21/2020	8.00%	18,802,789	1,186,268	0.2%
United Road Towing, Inc.	Services: Business	Preferred Equity Class C-1	2/21/2020	8.00%	2,990,965	-	-
United Road Towing, Inc.	Services: Business	Preferred Equity Class A-2	2/21/2020	8.00%	5,409,618	-	-
United Road Towing, Inc.	Services: Business	Equity		-	-	-	-
US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan	9/10/2019	10.00%	6,670,000	6,670,000	1.3%
US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Preferred Equity		-	-	3,330,000	0.7%
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loan	5/13/2022	8.25%	24,000,000	12,795,840	2.5%
Watermill-QMC Midco, Inc.	Automotive	Equity		-	-	641,888	0.1%
Wheels Up Partners LLC	Aerospace & Defense	Senior Secured First Lien Delayed Draw	10/15/2021	9.55%	16,598,494	16,654,099	3.2%
Total Portfolio Investments					$999,944,105	$914,184,295	176.9%

(1)	All interest is payable in cash and all LIBOR represents 1 and 3 Month LIBOR unless otherwise indicated. For each debt investment, we have provided the current interest rate as of September 30, 2016.

As of September 30, 2016, the weighted average yield based upon original cost on our portfolio investments was approximately 11.8%, and 78.7% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 21.3% bore interest at fixed rates. The weighted average yield on income producing investments is computed based upon a combination of the cash flows to date and the contractual interest payments, principal amortization and fee notes due at maturity without giving effect to closing fees received, base management fees, incentive fees or general fund related expenses. Each floating rate loan uses LIBOR as its floating rate index. For each floating rate loan, the projected fixed-rate equivalent coupon rate used to forecast the interest cash flows was calculated by adding the interest rate spread specified in the relevant loan document to the fixed-rate equivalent LIBOR rate, duration-matched to the specific loan, adjusted by the LIBOR floor and/or cap in place on that loan.

Overview of Portfolio Companies

Set forth below is a brief description of the business of our portfolio companies as of September 30, 2016.

Portfolio Company	Brief Description of Portfolio Company

AAR Intermediate Holdings, LLC	AAR Intermediate Holdings, LLC (“AAR”) provides field support services to oil and gas independent producers, drilling companies and midstream companies in the Denver-Julesburg Basin, with headquarters in the heart of the Wattenberg region in Greeley, CO. AAR builds, repairs, modifies and maintains oil and gas production equipment, sites, wells and pipelines.

Access Media Holdings, LLC	Access Media Holdings, LLC (d/b/a Access Media 3, Inc.) headquartered in Oak Brook, IL, is a triple-play provider of digital satellite television, high speed internet and voice services to the residential multi-dwelling unit (“MDU”) market in the United States.

Accupac, Inc.	Accupac, Inc., (“Accupac”) headquartered in Mainland, PA, is a contract manufacturer and packager of liquids, lotions, gels, and creams selling to the over-the counter and prescription markets. Founded in 1974, Accupac focuses on and has differentiated capabilities in three attractive verticals of the contract manufacturing space including Topical, Oral Care and Specialty Application. Accupac’s capabilities are suited for a wide variety of products and the Accupac’s solutions span the breadth of the supply chain including sourcing and procurement, manufacturing and packaging, and finished product distribution.

Advanced Diagnostic Holdings, LLC	Advanced Diagnostic Holdings, LLC, founded in 2003 and headquartered in Tampa, FL, is a provider of specialty neuro and musculoskeletal diagnostic imaging services to physicians and chiropractors.

Albertville Quality Foods, Inc.	Albertville Quality Foods, Inc. (“AQF”) which is headquartered in Albertville, AL is a company which “further processes” and distributes value-added, partially cooked meat products from two facilities located in Albertville, AL and one pork processing facility located in Pontotoc, MS. “Further processing” involves sourcing meats from a variety of suppliers which are then hand-cut, tumbled, massaged, marinated or breaded to meet retail customers’ exact recipe specifications for size, texture, appearance, and flavor profile. AQF primarily produces breaded chicken products including tenders, breasts and bites for long-standing customer contracts with national chains, foodservice distributors and retail establishments.

Autosplice, Inc.	Autosplice, Inc. (“Autosplice”), founded in 1954 and headquartered in San Diego, CA, is a global supplier of highly engineered, mission-critical electrical interconnectors to OEMs and Tier 1 suppliers. Autosplice serves a wide variety of end-markets, providing the automotive, industrial, telecommunications, medical, transportation, consumer, and other applications.

Backcountry.com, LLC	Backcountry.com, LLC founded in 1996 in Park City, UT, is an online specialty retailer for outdoor adventure, cycling, motorcycle and action sports gear and clothing.

Be Green Packaging, LLC	Founded in 2007 and headquartered in Thousand Oaks, CA, Be Green Packaging, LLC designs and manufactures sustainable, tree-free, molded fiber products and packaging for the food service and consumer packaged goods end markets.

Black Angus Steakhouses, LLC	Black Angus Steakhouses, LLC, founded in 1964 and headquartered in Los Altos, CA, operates restaurants across six states including California, Arizona, Alaska, New Mexico, Washington, and Hawaii.

Brantley Transportation LLC	Brantley Transportation LLC, (“Brantley”) based in Monahans, TX, was founded more than 50 years ago and is a provider of mission-critical transportation services to energy producers and drilling companies in the upstream and midstream energy markets. Brantley leverages its fleet of trucks, trailers, cranes and related specialized heavy equipment to provide its customers with customized services involving drilling rig transportation and field services, which includes the disassembly, transportation, and reassembly of drilling rigs and related equipment as well as production services.

Capstone Nutrition	Capstone Nutrition ("Capstone") which is headquartered in Ogden, UT is a pure-play developer and manufacturer in the nutrition industry. Since 1992, Capstone has been developing, producing, and packaging capsule, tablet, and powder products for a variety of customers in the United States and Internationally.

ConvergeOne Holdings Corporation	ConvergeOne Holdings Corporation which is headquartered in Eagan, MN is an independent provider of innovative communications solutions and managed services to large and medium sized enterprises globally.

CP OPCO LLC	CP OPCO LLC, founded in 1978 and headquartered in Inglewood, CA, offers its customers a complete solution, pairing a broad portfolio of event rental products and temporary structures with value-added event services.

Crow Precision Components, LLC	Crow Precision Components, LLC is a Fort Worth, TX based forger of aluminum and steel used for mission critical aircraft components, among other end markets.

DHISCO Electronic Distribution, Inc.	DHISCO Electronic Distribution, Inc. which is headquartered in Dallas, TX is a full service platform that assists lodging providers in the distribution of hotel information to end consumers through various distribution channels.

DLR Restaurants LLC	DLR Restaurants LLC (d/b/a “Dick’s Last Resort”, or “DLR”), established in 1985 and headquartered in Nashville, TN, operates company owned restaurants and earns a licensing fee on licensed restaurants located throughout the United States. Dick’s Last Resort has developed an identifiable brand for its unique casual dining restaurant concept that targets tourists and business travelers in high foot traffic locations. DLR competes in the “concept” niche within casual dining with key competitors such as Margaritaville, Hooters, Señor Frogs, and Joe’s Crab Shack.

Dream Finders Homes, LLC	Founded in 2009, Dream Finders Homes, LLC ("DFH") which is headquartered in Jacksonville, FL is a residential homebuilder currently operating in the greater Jacksonville, FL market. DFH builds both single-family homes and townhomes, and is developing and building units in a number of attractive communities across Clay County, St. John’s County, and Nassau County.

Dynamic Energy Services International LLC	Dynamic Energy Services International LLC which is headquartered in Wayne, PA is a provider of full-service fabrication, construction and maintenance services to a broad range of worldwide markets including oil and gas, industrial and petrochemical markets.

Essex Crane Rental Corp.	Headquartered in Chicago, IL, Essex Crane Rental Corp. (“Essex”) is a subsidiary of Essex Rental Corp. (the “Parent”) (Nasdaq: ESSX). Essex is a provider of lattice-boom crawler cranes and tower, max-er and ringer attachments. Essex specializes in crane rentals, used crane sales, and other crane services.

FKI Security Group LLC	FKI Security Group LLC, founded in 1951 and headquartered in New Albany, IN, is a global manufacturer and national service provider of security, safety and asset protection products used in a variety of industries, including the financial services, government, retail, education, and medical end markets.

Footprint Acquisition LLC	Footprint Acquisition LLC, headquartered in Lisle, IL, is a provider of in store merchandising and logistics solutions to major retailers and consumer packaged goods manufacturers.

Freedom Powersports LLC	Freedom Powersports LLC (“Freedom”) headquartered in Weatherford, TX is a powersports dealer with locations in TX, GA, and AL. Freedom was formed in February 2013 when Trinity Private Equity Group facilitated a management-led buyout of two dealership locations and served as the initial dealership platform.

Harrison Gypsum LLC	Harrison Gypsum LLC, (“Harrison”) founded in 1955 and headquartered in Norman, OK, mines and processes gypsum and plaster in OK and TX. Gypsum is a soft sulfate mineral most commonly found in layered sedimentary deposits and primarily used to create drywall as a finish in walls and ceilings. Harrison has successfully been able to develop and market gypsum to a diverse set of end markets, including building products, oil and gas, infrastructure, food/pharmaceuticals, in addition to other industries and associated freight, with products such as fines, filler, plaster, retarder rock, food/pharmaceutical grade gypsum and road rock.

Heligear Acquisition Co.	Heligear Acquisition Co. (d/b/a Northstar Aerospace, Inc) headquartered in Bedford Park, IL is an independent manufacturer of flight-critical aerospace gears and power transmission systems for domestic and international military and commercial aircraft applications.

JD Norman Industries, Inc.	JD Norman Industries, Inc., founded in 2004 and headquartered in Addison, IL, is a manufacturer of engineered value-added metal components and systems including stampings, wire forms, machined components, coiled springs, and assemblies.

Jordan Reses Supply Company, LLC	Jordan Reses Supply Company, LLC, founded in 1985 and headquartered in Ann Arbor, MI, is a national distributor of respiratory equipment solely focused on serving the Veterans Affairs and the federal government.

Lighting Science Group Corporation	Headquartered in Satellite Beach, FL, Lighting Science Group Corporation (“LSG”) is one of the world’s light emitting diode (“LED”) lighting technology companies. LSG designs, develops and markets general illumination products that exclusively use LEDs as their light source. The LSG’s broad product portfolio includes LED-based retrofit lamps (replacement bulbs) used in existing light fixtures as well as purpose-built LED-based luminaires (light fixtures).

LSF9 Atlantis Holdings, LLC	LSF9 Atlantis Holdings, LLC (d/b/a A2Z Wireless Holdings, Inc. or “A2Z”), founded in 1996 and headquartered in Greenville, NC, is a leading retailer of Verizon wireless products and services. A2Z operates Verizon-branded retail stores that offer a comprehensive mix of wireless devices including smartphones, feature phones, tablets, mobile broadband, and wearables, as well as, a broad range of accessories and device insurance coverage.

Lydell Jewelry Design Studio, LLC	Lydell Jewelry Design Studio, LLC, founded in 1992 and headquartered in NY, provides private label costume/fashion jewelry programs for retail chains in the United States.

MCC Senior Loan Strategy JV I LLC	MCC Senior Loan Strategy JV I LLC commenced operations on July 15, 2015 and generates current income and capital appreciation by investing primarily in the debt of privately-held middle market companies in the United States with a focus on senior secured first lien term loans. See "Note 3 - Investments" in "Item 8 - Consolidated Financial Statements and Supplementary Data."

Merchant Cash and Capital, LLC	Founded in 2005 and headquartered in New York, NY, Merchant Cash and Capital, LLC is a specialty finance firm that provides cash advances to merchants by purchasing a percentage of the merchant‘s future credit card receivables at a discount.

Miratech Intermediate Holdings, Inc.	Miratech Intermediate Holdings, Inc. (“Miratech”) is a provider of highly specialized emissions solutions for natural gas and diesel reciprocating engines. Founded in 1992 and based in Tulsa, OK, Miratech offers catalysts, housings, and services for the power generation, natural gas and compression end markets. Miratech’s highly engineered products are sold into blue chip OEM customers and engine manufacturers.

Momentum Telecom, Inc.	Momentum Telecom, Inc., founded in 2011 and headquartered in Birmingham, AL, offers residential, small business, and enterprise high speed data and voice-over-IP operational support services.

Nation Safe Drivers Holdings, Inc.	Nation Safe Drivers Holdings, Inc. headquartered in Boca Raton, FL is a provider of towing and roadside assistance services as well as supplemental insurance related products.

Nielsen & Bainbridge, LLC	Nielsen & Bainbridge, LLC headquartered in Chicago, IL is a designer, manufacturer, and provider of custom framing components and ready-made frames for independent framers and mass merchants globally.

NorthStar Group Services, Inc.	NorthStar Group Services, Inc., founded in 1980 and headquartered in Brea, CA, is a one-stop provider of demolition and environmental remediation services including demolition, asset & scrap recovery, abatement of asbestos, lead, and mold, and disaster response.

OmniVere, LLC	OmniVere, LLC headquartered in Chicago, IL is a full service eDiscovery company that serves as a true end-to-end service provider in the eDiscovery industry.

Oxford Mining Company, LLC	Oxford Mining Company, LLC (d/b/a Westmoreland Resource Partners, L.P. or "Westmoreland"), headquartered in Columbus, OH, is a producer of high-value thermal coal and surface-mined coal. Westmoreland operates active surface mines with mining complexes principally in Ohio, Kentucky, West Virginia and Pennsylvania.

Point.360	Point.360 (OTC: PTSX) headquartered in Los Angeles, CA is a publicly traded, full-service content management company with several facilities strategically located throughout Los Angeles supporting all aspects of postproduction.

Prestige Industries LLC	Prestige Industries LLC (“Prestige”) headquartered in Lyndhurst, NJ is a provider of commercial laundry services to the hospitality industry in the New York Tri-State area, operating a network of 3 strategically located laundry facilities. Prestige offers its customers a full suite of laundry services including: (i) terry & linen, (ii) food & beverage, (iii) valet services, (iv) garment cleaning and (v) laundry management.

Prince Mineral Holdings Corp.	Prince Mineral Holding Corp. (“Prince Mineral") headquartered in New York, NY is a global value-added distributor of specialty mineral products and niche industrial additives. Prince Mineral sources, processes and distributes its products for use in brick, glass, agriculture, foundry, refractory and steel, oil and gas and coal end markets. Prince Mineral functions as a value-added processing intermediary.

Reddy Ice Corporation	Reddy Ice Corporation headquartered in Dallas, TX is a manufacturer and distributor of packaged ice in the US, with a top market share in the majority of its footprint, which spans 34 states.

Response Team Holdings, LLC	Response Team Holdings, LLC, founded in 2010 and headquartered in Raleigh, NC, provides mitigation, restoration, and ancillary services to single and multi-family prospects, healthcare organizations, schools, municipalities, and commercial businesses.

Safeworks, LLC	Safeworks, LLC, founded in 1947 and headquartered in Seattle, WA, is a manufacturer of suspended access products designed to enable customers to work safely and productively at extended heights.

Sendero Drilling Company, LLC	Founded in 2010 as a wholly owned subsidiary of Pioneer Natural Resources, Sendero Drilling Company, LLC is a land drilling contractor headquartered in San Angelo, TX.

Seotowncenter, Inc.	Seotowncenter, Inc., founded in 2009 and based in Lehi, UT, is a tech-enabled business services company that delivers white label search engine optimization and local search and digital campaign fulfillment to the small and midsize business market.

Ship Supply Acquisition Corporation	Ship Supply Acquisition Corporation, founded in 1968 and headquartered in Miami, FL, is a logistics services business that provides products and maritime services for commercial and military marine vessels through four segments: (i) global logistics services, (ii) comprehensive husbandry services, (iii) full service vessel management to large passenger-carrying vessels, and (iv) fuel broker services.

Stancor, Inc.	Stancor, Inc., founded in 1985 and based out of Monroe, CT, is a designer and manufacturer of electric submersible pumps, control, accessories, and parts.

T Residential Holdings LLC	T Residential Holdings, LLC headquartered in Dallas, Tx is a carve-out of Transcontinental Realty Investors and currently owns a portfolio of high-quality, class A, multifamily properties concentrated in the southern United States.

Taylored Freight Services, LLC	Taylored Freight Services, LLC, founded in 1992 and based in Los Angeles, CA, is a port-based, third-party logistics provider that specializes in warehousing, fulfillment, transportation and related value-added services to support the global supply chains of manufacturers and importers of apparel, accessories, toys and sporting goods.

Tenere Acquisition Corp.	Tenere Acquisition Corp., founded in 1994 and located in Dresser, WI, is a sophisticated, full-service, designer and fabricator of complex engineered metal and plastic parts and assemblies.

The Plastics Group, Inc.	The Plastics Group, Inc ("TPG"), founded in 1997 and based in Willowbrook, IL, is a full-service manufacturer of blow molded plastic components and systems for a targeted set of growing applications and end markets. TPG operates two complementary businesses: a custom business serving original equipment manufacturer customers and a proprietary line of consumer products sold through retailers and distributors.

Transtelco, Inc.	Transtelco, Inc. (“Transtelco”) headquartered in El Paso, TX provides data and voice telecom services over its wholly-owned high capacity network. Transtelco provides (i) dedicated internet protocol access, (ii) transport services, (iii) colocation, (iv) spectrum leasing, and (v) voice services under multi-year contracts to large carrier and enterprise customers in the U.S. and Mexico.

United Road Towing, Inc.	United Road Towing, Inc. (“URT”) headquartered in Moneka, IL is an integrated towing company in the United States. URT provides a complete range of towing, vehicle storage and vehicle auction services.

US Multifamily, LLC	US Multifamily, LLC (“US Multifamily”) is a real estate private equity firm headquartered in Atlantic Beach, FL, with offices in Atlanta, Georgia and Charlotte, North Carolina. US Multifamily is focused on distressed multifamily assets primarily located in the Southeastern region of the United States.

Velocity Pooling Vehicle, LLC	Velocity Pooling Vehicle, LLC headquartered in Indianapolis, IN is a manufacturer comprised of a group of highly recognizable brands serving nearly all product categories in the powersports aftermarket industry and a distributor of proprietary and sourced brands to a variety of dealers and retailers.

Watermill-QMC Midco, Inc.	Watermill-QMC Midco, Inc (d/b/a Quality Metalcraft, Inc.), founded in 1964 and headquartered in Livonia, MI, is a provider of complex assemblies for specialty automotive production, prototype and factory assist applications.

Wheels Up Partners LLC	Wheels Up Partners LLC ("WUP") headquartered in New York, NY is the first membership based private aviation club. Founded in 2013 WUP charges members a one-time initiation fee with annual dues thereafter. Members are granted access to a closed fleet of newly redesigned King Air 350i turboprop aircrafts, with no upfront block purchase or minimum flying required.

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

On December 3, 2015, MCC Advisors recommended and, in consultation with the Board, agreed to reduce fees under the investment management agreement. Beginning January 1, 2016, the base management fee was reduced to 1.50% on gross assets above $1 billion. In addition, MCC Advisors reduced its incentive fee from 20% on pre-incentive fee net investment income over an 8% hurdle, to 17.5% on pre-incentive fee net investment income over a 6% hurdle. Moreover, the revised incentive fee includes a netting mechanism and is subject to a rolling three-year look back from January 1, 2016 forward. Under no circumstances will the new fee structure result in higher fees to MCC Advisors than fees under the prior investment management agreement.

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

The hurdle amount for the incentive fee on net investment income is determined on a quarterly basis, and is equal to 1.5% multiplied by the Company’s net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments to the Company’s net assets, as determined as of the beginning of each applicable calendar quarter, in order to account for any capital raising or other capital actions as a result of any issuances by the Company of its common stock (including issuances pursuant to our dividend reinvestment plan), any repurchase by the Company of its own common stock, and any dividends paid by the Company, each as may have occurred during the relevant quarter. The incentive fee for any partial period will be appropriately prorated. Any incentive fee on net investment income will be paid to MCC Advisors on a quarterly basis, and will be based on the amount by which (A) aggregate net investment income (“Ordinary Income”) in respect of the relevant Trailing Twelve Quarters exceeds (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.” For the avoidance of doubt, Ordinary Income is net of all fees and expenses, including the base management fee but excluding any incentive fee on Pre-Incentive Fee net investment income or on the Company’s capital gains.

Quarterly Incentive Fee Based on Net Investment Income

The incentive fee on net investment income for each quarter is determined as follows:

• No incentive fee on net investment income is payable to MCC Advisors for any calendar quarter for which there is no Excess Income Amount;

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

For the year ended September 30, 2016, the Company incurred net base management fees payable to MCC Advisors of $19.3 million and $8.0 million of incentive fees related to pre-incentive fee net investment income.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee effective as of January 1, 2016 pursuant to the Fee Waiver Agreement:

Pre-incentive Fee Net Investment Income

(Expressed as a Percentage of the Value of Net Assets)

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee:

•	Quarter 1

•	Net Asset Value at the start of Quarter 1 = $100.0 million (1 million shares)

•	Quarter 1 Ordinary Income = $5.0 million

•	Quarter 1 Issue 1 million shares at $101 per share = $1.0 million

•	Quarter 1 Capital Gain = $1.0 million

•	Quarter 1 Hurdle Amount = $1.5 million (calculated based on a quarterly 1.5% hurdle rate)

•	Quarter 1 Catchup Amount = $1.81818 million (calculated based on a quarterly 1.81818% rate)

•	Quarter 2

•	Net Asset Value at the start of Quarter 2 = $100.0 million (1 million shares)

•	Quarter 2 Ordinary Income = $1.5 million

•	Quarter 2 Capital Gain = $1.0 million

•	Quarter 2 Hurdle Amount = $1.5 million (calculated based on a quarterly 1.5% hurdle rate)

•	Quarter 2 Catchup Amount = $1.81818 million (calculated based on a quarterly 1.81818% rate)

•	Quarter 3

•	Net Asset Value at the start of Quarter 3 = $100.0 million (1 million shares)

•	Quarter 3 Ordinary Income = $4.0 million

•	Quarter 3 Repurchase 500,000 shares at $99 per share = $0.50 million

•	Quarter 3 Capital Loss = ($8.0) million

•	Quarter 3 Hurdle Amount = $1.5 million (calculated based on a quarterly 1.5% hurdle rate)

•	Quarter 3 Catchup Amount = $1.81818 million (calculated based on a quarterly 1.81818% rate)

•	Quarter 4

•	Net Asset Value at the start of Quarter 4 = $100.0 million (1 million shares)

•	Quarter 4 Ordinary Income = $4.0 million

•	Quarter 4 Capital Gain = $3.0 million

•	Quarter 4 Hurdle Amount = $1.5 million (calculated based on a quarterly 1.5% hurdle rate)

•	Quarter 4 Catchup Amount = $1.81818 million (calculated based on a quarterly 1.81818% rate)

Determination of Incentive Fee Based on Income:

In Quarter 1, the Ordinary Income of $5.0 million exceeds the Hurdle Amount of $1.50 million and the Catchup Amount of $1.8182 million. There is $2 million of Net Capital Gains, including a capital gain of $1 million and accretion to the Company’s net asset value of $1 million as a result of issuing shares at a transaction price that exceeds the net asset value per share. As a result, an Incentive Fee based on income of $875,000 ((100% of $318,182) + (17.5% of $3,181,818)) is payable to our investment adviser for Quarter 1.

In Quarter 2, the Quarter 2 Ordinary Income of $1.50 million does not exceed the Quarter 2 Hurdle Amount of $1.50 million, but the aggregate Ordinary Income for the Trailing Twelve Quarters of $6.50 million exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $3.0 million and the aggregate Catchup Amount for the Trailing Twelve Quarters of $3.6364 million. There are no Net Capital Losses. As a result, an Incentive Fee based on income of $262,500 ($1,137,500 (100% of $636,364) + (17.5% of 2,863,636) minus $875,000 paid in Quarter 1) would be payable to our investment adviser for Quarter 2.

In Quarter 3, the aggregate Ordinary Income of the Trailing Twelve Quarters of $10.5 million exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $4.5 million and the aggregate Catchup Amount for the Trailing Twelve Quarters of $5.4545 million. However, there is an aggregate Net Capital Loss of ($4.5) million for the Trailing Twelve Quarters. As a result, the Incentive Fee Cap would apply. The Incentive Fee Cap equals $(87,500), calculated as follows:

(17.5% x ($10.5 million minus $4.5 million)) minus $1,137,500 paid in Quarters 1 and 2. Because the Incentive Fee Cap is a negative value, there is no Incentive Fee based on income payable to the adviser for Quarter 3.

In Quarter 4, the aggregate Ordinary Income of the Trailing Twelve Quarters of $14.50 million exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $6.0 million and the aggregate Catchup Amount for the Trailing Twelve Quarters of $7.2727 million. The calculation of the Incentive Fee based on income would be $1.40 million ($2,537,500 (100% of $1,272,727) + (17.5% of $7,227,272) minus $1,137,500 million paid in Quarters 1 and 2). However, there is an aggregate Net Capital Loss of $(1.50) million for the Trailing Twelve Quarters. As a result, the Incentive Fee Cap would apply. The Incentive Fee Cap equals $1,137,500 calculated as follows:

(17.5% X ($14.5 million minus $1.5 million)) minus $1,137,500. Because the Incentive Fee Cap is positive but less than the Incentive Fee based on Income of $1.40 million calculated prior to the Incentive Fee Cap, an Incentive Fee based on Income of $1,137,500 is payable to our investment adviser for Quarter 4.

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

Year 4:  Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

Year 1:  None

Year 2:  Capital gains incentive fee of $6.0 million ($30 million realized capital gains on sale of Investment A multiplied by 20.0%)

Year 3:  None; $5.0 million (20.0% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6.0 million (previous capital gains fee paid in Year 2) (the $1.0 million difference would not be deducted from future capital gains incentive fees)

Year 4:  Capital gains incentive fee of $200,000; $6.2 million ($31 million cumulative realized capital gains multiplied by 20.0%) less $6.0 million (capital gains fee paid in Year 2)

Alternative 2:

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

Year 3:  FMV of Investment B determined to be $27 million and Investment C sold for $30 million

Year 4:  FMV of Investment B determined to be $35 million

Year 5:  Investment B sold for $20 million

The capital gains portion of the incentive fee would be:

Year 1:  None

Year 2:  Capital gains incentive fee of $5.0 million; 20.0% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)

Year 3:  Capital gains incentive fee of $1.4 million; $6.4 million (20.0% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation on Investment B)) less $5.0 million capital gains fee received in Year 2

Year 4:  None

Year 5:  None; $5.0 million of capital gains incentive fee (20.0% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains fee paid in Year 2 and Year 3 (the $1.4 million difference would not be deducted from future capital gains incentive fees)

As noted above, in order to ensure that the Company will pay MCC Advisors a lesser base management fee and incentive fee on net investment income on a cumulative basis, as calculated beginning January 1, 2016, the Company will, at the end of each quarter, also calculate the base management fee and incentive fee on net investment income owed by the Company to MCC Advisors based on the formula in place prior to the Fee Waiver Agreement, and pay lesser of those two amounts. Set forth below is a description of the base management fee and the incentive fee on net investment income payable to MCC Advisors prior to the Fee Waiver Agreement.

Base Management Fee — Prior to Fee Waiver Agreement

The base management fee was calculated at an annual rate of 1.75% of our gross assets, and is payable quarterly in arrears. The base management fee is based on the average value of our gross assets at the end of the two most recently completed calendar quarters.

Incentive Fee — Prior to Fee Waiver Agreement

The incentive fee based on net investment income was calculated as 20.0% of the amount, if any, by which our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets calculated as of the end of the calendar quarter immediately preceding the calendar quarter for which the incentive fee is being calculated, exceeds a 2.0% (which is 8.0% annualized) hurdle rate but also includes a “‘catch-up’ provision. Under this provision, in any calendar quarter, our investment adviser receives no incentive fee until our net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up”, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our investment adviser will receive 20% of our pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter including the base management fee, expenses payable under the administration agreement, and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash.

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

Duration and Termination

The investment management agreement was initially approved by our board of directors on November 3, 2010 was executed on January 11, 2011. Pursuant to its terms and under the 1940 Act, the investment management agreement had an initial two year term, and then was subject to an annual approval by our board of directors. Unless terminated earlier as described below, it will continue in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment management agreement will automatically terminate in the event of its assignment. The investment management agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risks — Risks Related to Our Business — We are dependent upon senior management personnel of MCC Advisors for our future success, and if MCC Advisors is unable to retain qualified personnel or if MCC Advisors loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.”

Annual Board Approval of the Investment Management Agreement

Our board of directors held an in-person meeting on December 7, 2016, in order to consider the annual approval and continuation of our investment management agreement. In its consideration of the investment management agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser, MCC Advisors; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our projected operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to MCC Advisors from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment management agreement; (f) the organizational capability and financial condition of MCC Advisors and its affiliates; and (g) various other factors.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the investment management agreement as being in the best interests of our stockholders. Specifically the board of directors approved the extension of the investment management agreement for an additional period of one year beginning on January 19, 2017.

Notwithstanding the approval noted above, on December 3, 2015, MCC Advisors recommended and, in consultation with the Board, agreed to reduce fees under the investment management agreement. As of January 1, 2016, the base management fee was reduced to 1.50% on gross assets above $1 billion. In addition, MCC Advisors reduced its incentive fee from 20% on pre-incentive fee net investment income over an 8% hurdle, to 17.5% on pre-incentive fee net investment income over a 6% hurdle. Moreover, the revised incentive fee includes a netting mechanism and is subject to a rolling three-year look back from January 1, 2016 forward. Under no circumstances will the new fee structure result in higher fees to MCC Advisors than fees under the prior investment management agreement.

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

The exemptive relief provides us with increased flexibility under the 200% asset coverage test by permitting SBIC LP to borrow up to $150 million (the maximum amount of SBA-guaranteed debentures an SBIC may currently have outstanding once certain conditions have been met) more than we would otherwise be able to absent the receipt of this exemptive relief. As a result, we would, in effect, be permitted to have a lower asset coverage ratio than the 200% asset coverage ratio limitation under the 1940 Act. For example, we would be able to borrow up to $150 million more than the approximately $441.2 million permitted under the asset coverage ratio limit as of September 30, 2016. For additional information on SBA regulations that will affect our access to SBA-guaranteed debentures, see ‘‘Risk Factors —Risks Relating to Our Business. Our SBIC subsidiary is subject to SBA regulations, and any failure to comply with SBA regulations could have an adverse effect on our operations.’’ SBA regulations currently limit the amount that the SBIC LP may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.

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

280 Park Avenue, 6th Floor East

New York, NY 10017

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

Small Business Investment Company Regulations

On March 26, 2013, our wholly-owned subsidiary, Medley SBIC LP (“SBIC LP”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958.

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

Gains or losses realized by us from warrants acquired as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long term or short term, depending on how long we held a particular warrant.

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

Failure to Qualify as a RIC

If we were unable to continue to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e. , the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next ten years.

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

The U.S. and global capital markets experienced extreme volatility and disruption that began in mid-2007, and the U.S. economy was in recession for several consecutive calendar quarters during the same period, as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. While the capital markets have improved, these conditions could deteriorate again in the future. During such market disruptions, we may have difficulty raising debt or equity capital, especially as a result of regulatory constraints.

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

Various social and political tensions in the United States and around the world, including in the Middle East, Eastern Europe and Russia, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Several European Union (‘‘EU’’) countries, including Greece, Ireland, Italy, Spain, and Portugal, continue to face budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. In addition, the referendum by British voters to exit the EU (“Brexit”) in June 2016 has led to further disruption and instability in the global markets. There is also continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. The recent United States and global economic downturn, or a return to the recessionary period in the United States, could adversely impact our investments. We cannot predict the duration of the effects related to these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe continue to present the possibility of a credit-rating downgrade, economic slowdowns, or a recession for the United States. The impact of any further downgrades to the U.S. government’s sovereign credit rating or downgraded sovereign credit ratings of European countries or the Russian Federation, or their perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments, along with any further European sovereign debt issues, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In October 2014, the U.S. Federal Reserve announced that it has terminated its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve's holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. It is unclear what effect, if any, the Federal Reserve's termination of quantitative easing will have on the value of our investments. However, it is possible that without quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. On December 16, 2015, the Federal Reserve raised the target range for the federal funds rate to a range between 0.25% to 0.50%. Additionally, on September 21, 2016, the Federal Reserve reaffirmed its view that the current target range for the federal funds rate was appropriate based on current economic conditions and that it would be appropriate to raise the rate when economic conditions improve further. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Any continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

In the future, the U.S. Government may not be able to meet its debt payments unless the federal debt ceiling is raised. The federal debt limit has been suspended since late 2015, but the law is set to be reinstated in March 2016. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit to the extent necessary would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations. If the U.S. Government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution, another federal government shutdown may result. Such a failure or the perceived risk of such a failure, consequently, could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

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

We have borrowed funds, including through the issuance of $40.0 million, $63.5 million, and $74.0 million in aggregate principal amount of 7.125% unsecured notes due March 30, 2019, 6.125% unsecured notes due March 30, 2023, and 6.50% unsecured notes due January 30, 2021 (collectively the “Notes”), through draws from our Revolving Credit Facility, Term Loan Facility and SBA-guaranteed debentures to leverage our capital structure, which is generally considered a speculative investment technique. As of September 30, 2016, before netting out debt issuance costs, our Term Loan Facility and Revolving Credit Facility had outstanding balances of $174.0 million and $14.0 million, respectively, and we had $150.0 million SBA-guaranteed debentures outstanding. As a result:

•	our common shares may be exposed to an increased risk of loss because a decrease in the value of our investments may have a greater negative impact on the value of our common shares than if we did not use leverage;

•	if we do not appropriately match the assets and liabilities of our business, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

•	our ability to pay dividends on our common stock may be restricted if our asset coverage ratio with respect to each of our outstanding senior securities representing indebtedness and our outstanding preferred shares, as defined by the 1940 Act, is not at least 200% and any amounts used to service indebtedness or preferred stock would not be available for such dividends;

•	the Revolving Credit Facility is subject to periodic renewal by our lenders, whose continued participation cannot be guaranteed;

•	the Facilities contain covenants restricting our operating flexibility;

•	we, and indirectly our stockholders, bear the cost of issuing and paying interest or dividends on such securities; and

•	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common shares.

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

Legislation may allow us to incur additional leverage.

As a BDC, generally, we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). If recent legislation in the U.S. House of Representatives is passed, or similar legislation is introduced, it would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future, and our shareholders may face increased investment risk. In addition, since our management fee is calculated as a percentage of the value of our gross assets, which includes any borrowings for investment purposes, the management fee expenses will increase if we incur additional indebtedness.

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

We anticipate that our investments generally will be made in private companies. Substantially all of these securities will be subject to legal and other restrictions on resale or will be otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or MCC Advisors has material non-public information regarding such portfolio company.

A substantial portion of our portfolio investments will be recorded at fair value as determined in good faith by or under the direction of our board of directors and, as a result, there may be uncertainty regarding the value of our portfolio investments.

The debt and equity securities in which we invest for which market quotations are not readily available will be valued at fair value as determined in good faith by or under the direction of our board of directors. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under Accounting Standards Codification Topic 820 — Fair Value Measurements and Disclosures. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of independent valuation firms to review the valuation of these loans and securities. The types of factors that our board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

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

We may, however, co-invest with our investment adviser and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that MCC Advisors, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with our investment adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and MCC Advisors’ allocation policy. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by MCC Advisors and approved by our board of directors, including our independent directors. The allocation policy further provides that allocations among us and these other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by MCC Advisors. It is our policy to base our determinations as to the amount of capital available for investment based on such factors as the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

In the recent past, concerns have been publicized that some of the member banks surveyed by British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivative positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing. Following a review of LIBOR conducted at the request of the U.K. government, on September 28, 2012, recommendations for reforming the setting and governing of LIBOR were released, which are referred to as the Wheatley Review. The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including the introduction of S-5 statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the BBA to an independent administrator, changes to the method of the compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate-setting and a reduction in the number of currencies and tenors for which LIBOR is published. Based on the Wheatley Review and on a subsequent public and governmental consultation process, on March 25, 2013, the U.K. Financial Services Authority published final rules for the U.K. Financial Conduct Authority’s regulation and supervision of LIBOR, which are referred to as the FCA Rules. In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. It is uncertain what additional regulatory changes or what changes, if any, in the method of determining LIBOR may be required or made by the U.K. government or other governmental or regulatory authorities.

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

If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more onerous regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, such as payment-in-kind (“PIK”) interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of PIK arrangements are included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the tax requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to raise cash from other sources, we may fail to qualify and maintain our status as a RIC and thus become subject to corporate-level U.S. federal income tax. See “Tax Matters — Taxation of the Company”.

We may be required to pay incentive fees on income accrued, but not yet received in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as market discount, debt instruments with PIK, interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against MCC Advisors.

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

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level U.S. federal income taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiary. We are partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBIC regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our eligibility for RIC status. We cannot assure you that the SBA will grant such a waiver and if our SBIC subsidiary is unable to obtain a waiver, compliance with the SBIC regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

Pursuant to SBA regulations, a SBIC with outstanding debenture leverage may only distribute cumulative realized profits (less unrealized losses on investments). It may not return more than 2% of its outstanding capital in any fiscal year without SBA approval. Historically, the SBA has permitted payment in excess of 2% only pursuant to an approved wind up plan filed by our SBIC subsidiary pursuant to which SBA determines that repayment of our outstanding debentures is adequately assured.

Our SBIC subsidiary is subject to SBA regulations, and any failure to comply with SBA regulations could have an adverse effect on our operations.

On March 26, 2013, our wholly-owned subsidiary, Medley SBIC LP (“SBIC LP”), received a Small Business Investment Company (“SBIC”) license from the SBA.

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

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or any transfers of the capital stock of a licensed SBIC. If our SBIC subsidiary fails to comply with applicable SBIC regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA can revoke or suspend a license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Small Business Investment Act of 1958 or any rule or regulation promulgated thereunder. Our SBIC subsidiary’s investment adviser has limited experience managing an SBIC. Its limited experience in complying with SBA regulations may hinder its ability to take advantage of our SBIC subsidiary’s access to SBA-guaranteed debentures. Any failure to comply with SBA regulations could have an adverse effect on our operations.

SBA regulations limit the outstanding dollar amount of SBA guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $350.0 million. Moreover, an SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of September 30, 2016, our SBIC subsidiary had $150 million in SBA-guaranteed debentures outstanding. Now that we have reached the maximum dollar amount of SBA-guaranteed debentures permitted, if we require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

Moreover, the current status of our SBIC subsidiary as an SBIC does not automatically assure that our SBIC subsidiary will continue to receive SBA-guaranteed debenture funding. Receipt of SBA leverage funding is dependent upon our SBIC subsidiary continuing to be in compliance with SBA regulations and policies and the availability of SBA funding. The amount of SBA leverage funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by our SBIC subsidiary.

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

A number of entities compete with us to make the types of investments that we make. We compete with other BDCs and investment funds (including public and private funds, commercial and investment banks, commercial financing companies, other SBICs and, to the extent they provide an alternative form of financing, private equity funds). Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas in which they have not traditionally invested. As a result of these new entrants, competition for investment opportunities has intensified in recent years and may intensify further in the future. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions and valuation requirements that the 1940 Act imposes on us as a BDC and the tax consequences of qualifying as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

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

We depend on MCC Advisors’ investment management team, or the Investment Team, which is provided by MCC Advisors, for the identification, final selection, structuring, closing and monitoring of our investments. Our Investment Team is integral to our asset management activities and has critical industry experience and relationships that we will rely on to implement our business plan. Our future success depends on our Investment Team’s continued service to MCC Advisors. The departure of any of the members of the Investment Team could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. In addition, we can offer no assurance that MCC Advisors will remain our investment adviser or our administrator. Moreover, we also experience competition in attracting and retaining qualified personnel, particularly investment professionals, and we may be unable to maintain or grow our business if we cannot attract and retain such personnel.

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

We have elected and qualified to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements in order to not have to pay corporate-level U.S. federal income taxes on income we distribute to our stockholders as dividends, which allows us to substantially reduce or eliminate our corporate-level U.S. federal income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% at the time we issue any debt or preferred stock. This requirement limits the amount of our leverage. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

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

There may be times when MCC Advisors, its senior management and Investment Team, and members of its Investment Committee have interests that differ from those of our stockholders, giving rise to a conflict of interest. In particular, certain private investment funds managed by the senior members of MCC Advisors hold controlling or minority equity interests, or have the right to acquire such equity interests, in some of our portfolio companies. As a result, the senior members of MCC Advisors may face conflicts of interest in connection with making business decisions for these portfolio companies to the extent that such decisions affect the debt and equity holders in these portfolio companies differently. In addition, the senior members of MCC Advisors may face conflicts of interests in connection with making investment or other decisions, including granting loan waivers or concessions on our behalf with respect to these portfolio companies given that they also manage private investment funds that hold the equity interests in these portfolio companies.

There may be conflicts of interest related to obligations MCC Advisors’ senior management and Investment Team and members of its Investment Committee have to other clients.

Senior management, the Investment Team, and the Investment Committee of MCC Advisors serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by MCC Advisors or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. For example, members of the Investment Team have management responsibilities for other investment funds, accounts or other investment vehicles managed by affiliates of MCC Advisors, which gives rise to conflicts of interest.

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

MCC Advisors and members of its senior management and the Investment Team and the Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, we could be prohibited for a period of time from purchasing or selling the securities of such companies by law or otherwise, and this prohibition may have an adverse effect on us.

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

Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. If we continue to use leverage to partially finance our investments, which we have increasingly done over the years, you will experience increased risks of investing in our securities. We borrow under the Facilities, issued the Notes, issued the SBA-guaranteed debentures and may issue other debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause our NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.

As of September 30, 2016, before netting out debt issuance costs, our Term Loan Facility and Revolving Credit Facility had outstanding balances of $174.0 million and $14.0 million, respectively, $150.0 million SBA-guaranteed debentures outstanding and we had $177.5 million of outstanding Notes. The Facilities and the Notes require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2016 was 4.4% (exclusive of debt issuance costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on total assets of at least 2.42% as of September 30, 2016. If we are unable to meet the financial obligations under the Facilities, the lenders under the Facilities will have a superior to claim to our assets over our stockholders. If we are unable to meet the financial obligations under the Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on the outstanding Notes to be due and payable immediately.

We have received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the definition of senior securities in the 200% asset coverage ratio we are required to maintain under the 1940 Act. Pursuant to such exemptive relief, we have the ability to incur leverage in excess of the amounts set forth in the 1940 Act by excluding the debt of our SBIC subsidiary. If we incur additional leverage in excess of the amounts set forth in the 1940 Act, our NAV will decline more sharply if the value of our assets declines than if we had not incurred such additional leverage and the effects of leverage described above will be magnified.

Illustration . The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio (1)

(net of expenses)

	(10)%	(5)%	0%	5%	10%
Corresponding net return to common stockholder	(24.2)%	(14.2)%	(4.2)%	5.7%	15.7%

(1) Assumes $1,030.9 million in total assets, $501.6 million in debt outstanding, $516.9 million in net assets, and a weighted average interest rate of 4.4%. Actual interest payments may be different.

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

MCC Advisors will be entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our net investment income for that quarter above a threshold return for that quarter. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay MCC Advisors incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. If we pay an incentive fee of 20% of our realized capital gains (net of all realized capital losses and unrealized capital depreciation on a cumulative basis) and thereafter experience additional realized capital losses or unrealized capital depreciation, we will not be able to recover any portion of the incentive fee previously paid.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

A substantial portion of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, our board of directors will determine the fair value of these securities in good faith pursuant to our valuation policy. In connection with that determination, investment professionals from MCC Advisors prepare portfolio company valuations based upon the most recent financial statements available and projected financial results of each portfolio company. In addition, certain members of our board of directors, including Brook Taube, Seth Taube and Jeff Tonkel, have a pecuniary interest in MCC Advisors. The participation of MCC Advisors’ investment professionals in our valuation process, and the pecuniary interest in MCC Advisors by certain members of our board of directors, could result in a conflict of interest as the management fee that we will pay MCC Advisors is based on our gross assets.

Other arrangements with MCC Advisors may create conflicts of interest.

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

We may be considered affiliates with respect to certain of our portfolio companies. Certain private funds advised by the senior members of MCC Advisors also hold interests in these portfolio companies and as such these interests may be considered a joint enterprise under applicable regulations. To the extent that our interests in these portfolio companies may need to be restructured in the future or to the extent that we choose to exit certain of these transactions, our ability to do so will be limited.

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

The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We are subject to cybersecurity risks. Information cyber security risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber-attacks or other information security breaches, we could suffer such losses in the future. Our computer systems, both internal and those provided by third-party service providers, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties, which could result in significant losses or reputational damage. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We currently do not maintain insurance coverage relating to cybersecurity risks, and we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

Third parties with which we do business may also be sources of cybersecurity or other technological risks. Cyber security failures or breaches by our investment adviser and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

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

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

We invest primarily in senior secured first lien term loans and senior secured second lien term loans issued by private middle-market companies.

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

Equity Investments When we invest in senior secured first lien term loans or senior secured second lien term loans, we may receive warrants or other equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. The warrants or equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrants or equity interests, and any gains that we do realize on the disposition of any warrants or equity interests may not be sufficient to offset any other losses we experience.

In addition, investing in private middle-market companies involves a number of significant risks. See “Our investments in private middle-market portfolio companies may be risky, and you could lose all or part of your investment” below.

Our investments in private middle-market portfolio companies may be risky, and you could lose all or part of your investment.

Investments in private middle-market companies involve a number of significant risks. Generally, little public information exists about these companies, and we are required to rely on the ability of the Investment Team to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Private middle-market companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, private middle-market companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Private middle-market companies also generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and MCC Advisors may, in the ordinary course of business, be named as defendants in litigation arising from our investments in these types of companies.

We intend to invest primarily in secured debt issued by our portfolio companies. In the case of our senior secured first lien term loans, the portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with the debt securities in which we invest. With respect to our senior secured second lien term loans, the portfolio companies usually have, or may be permitted to incur, other debt that ranks above or equally with the debt securities in which we invest. In the case of debt ranking above the senior secured second lien term loans in which we invest, we would be subordinate to such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company and therefore the holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Approximately 5.8% of the Company's portfolio at fair value is invested in energy-related businesses. A decline in oil and natural gas prices would adversely affect the credit quality of these investments. A decrease in credit quality would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect the Company's financial position and results of operations. Should the current decline in oil and natural gas prices persist, it is likely that the Company's energy-related portfolio companies' abilities to satisfy financial or operating covenants imposed by the Company or other lenders will be adversely affected, thereby negatively impacting the Company's financial condition and their ability to satisfy their debt service and other obligations to the Company.

Our portfolio companies may prepay loans, which prepayment may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.

Our loans to portfolio companies are callable at any time, and most of them at no premium to par. It is uncertain as to when each loan may be called. Whether a loan is called will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In the case of some of these loans, having the loan called early may reduce the achievable yield for us below the stated yield to maturity contained herein if the capital returned cannot be invested in transactions with equal or greater expected yields.

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

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio and our ability to make follow-on investments in certain portfolio companies may be restricted.

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

Our business requires a substantial amount of capital to operate and grow. We may acquire additional capital from the issuance of senior securities (including debt and preferred stock), the issuance of additional shares of our common stock or from securitization transactions. We also may issue, through our SBIC subsidiary, additional SBA-guaranteed debentures, subject to certain restrictions. For a discussion of the requirements for issuing SBA-guaranteed debentures, see “Regulation — Small Business Investment Company Regulations.” However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations.

•	Senior Securities . As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, such securities would rank “senior” to common stock in our capital structure, resulting in preferred stockholders having separate voting rights and possibly rights, preferences or privileges more favorable than those granted to holders of our common stock. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest.
•	Additional Common Stock .. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below NAV without first obtaining required approvals from our stockholders and our independent directors. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities at the relevant time. We may also make rights offerings to our stockholders at prices per share less than the NAV per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and such stockholders may experience dilution.

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

The impact of recent financial reform legislation on us is uncertain.

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Reform Act became effective on July 21, 2010, however many provisions of the Dodd-Frank Reform Act have delayed effective dates or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Reform Act. Nevertheless, the Dodd-Frank Reform Act may have a material adverse impact on the financial services industry as a whole and on our business, results of operations and financial condition. Accordingly, we are continuing to evaluate the effect the Dodd-Frank Reform Act or its implementing regulations will have on our business, results of operations or financial condition.

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

We will become subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a regulated investment company under Subchapter M of the Code.

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

•	The distribution requirement for a RIC is satisfied if we distribute to our stockholders at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
•	The income source requirement is satisfied if we obtain at least 90% of our income for each fiscal year from dividends, interest, gains from the sale of stock or securities or similar sources.
•	The asset diversification requirement is satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for RIC tax treatment for any reason and remain or become subject to corporate-level U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on our results of operations and financial conditions, and thus, our stockholders.

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

Shares of closed-end investment companies, including business development companies, may, at times, trade at a discount to their NAV.

Shares of closed-end investment companies, including business development companies, may, at times, trade at a discount from NAV. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV.

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

The NAV per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or securities to subscribe for or convertible into shares of our common stock.

While we currently do not have the requisite stockholder approval to sell shares of our common stock at a price or prices below our then current NAV per share, we may seek such approval in the future. In addition, at our 2012 Annual Meeting of Stockholders, we received approval from our stockholders to authorize the Company, with the approval of our board of directors, to issue securities to, subscribe to, convert to, or purchase shares of the Company’s common stock in one or more offerings, subject to certain conditions as set forth in the proxy statement. Such authorization has no expiration.

Any decision to sell shares of our common stock below its then current NAV per share or issue securities to subscribe for or convertible into shares of our common stock would be subject to the determination by our board of directors that such issuance is in our and our stockholders’ best interests.

If we were to sell shares of our common stock below its then current NAV per share, such sales would result in an immediate dilution to the NAV per share of our common stock. This dilution would occur as a result of the sale of shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

If we issue warrants or securities to subscribe for or convertible into shares of our common stock, subject to certain limitations, the exercise or conversion price per share could be less than NAV per share at the time of exercise or conversion (including through the operation of anti-dilution protections). Because we would incur expenses in connection with any issuance of such securities, such issuance could result in a dilution of the NAV per share at the time of exercise or conversion. This dilution would include reduction in NAV per share as a result of the proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest than the increase in our assets resulting from such issuance.

Further, if our current stockholders do not purchase any shares to maintain their percentage interest, regardless of whether such offering is above or below the then current NAV per share, their voting power will be diluted. For example, if we sell an additional 10% of our shares of common stock at a 5% discount from NAV, a stockholder who does not participate in that offering for its proportionate interest will suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV.

The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2016, before netting out debt issuance costs, there was $174.0 million outstanding under our Term Loan Facility, $14.0 million outstanding under our Revolving Credit Facility, and $150.0 million SBA-guaranteed debentures outstanding. The indebtedness under the Facilities and the SBA-guaranteed debentures are effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes will be structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Although our subsidiaries currently do not have any indebtedness outstanding, they may incur substantial indebtedness in the future, all of which would be structurally senior to the Notes.

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

The indenture under which the Notes were issued offers limited protection to holders of the Notes. The terms of the indenture and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the Notes. In particular, the terms of the indenture and the Notes place no restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings;

•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

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

Although the Notes are listed on the NYSE under the symbols “MCQ,” in the case of the 2019 Notes, “MCV,” in the case of the 2023 Notes, and “MCX,” in the case of the 2021 Notes, we cannot provide any assurances that an active trading market will develop or be sustained for the Notes or that you will be able to sell your Notes. At various times, the Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market is not sustained, the liquidity and trading price for the Notes may be harmed.

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

If we issue preferred stock, the NAV and market value of our common stock may become more volatile.

If we issue preferred stock, we cannot assure you that such issuance would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock would likely cause the NAV and market value of our common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of our common stock than if we had not issued preferred stock. Any decline in the NAV of our investments would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in NAV to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This greater NAV decrease would also tend to cause a greater decline in the market price for our common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of our common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock we might issue would have the right to elect members of the board of directors and class voting rights on certain matters.

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the board of directors at all times and in the event dividends become two full years in arrears, would have the right to elect a majority of our directors until such arrearage is completely eliminated. In addition, preferred stockholders would have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly would be able to veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of our Facilities, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 280 Park Avenue, 6th Floor East, New York, NY 10017. Our administrator furnishes us office space and we reimburse it for such costs on an allocated basis.

Item 3. Legal Proceedings

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. Except as described below, we are not currently party to any material legal proceedings.

MCC Advisors LLC was named as a defendant in a lawsuit on May 29, 2015, by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against MCC, MOF II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG (“Deloitte”), Scott Avila (“Avila”), Charles Sweet, and Modern VideoFilm, Inc. (“MVF”). The lawsuit is pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437. The lawsuit was filed after MCC, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a secured loan with an outstanding balance at the time in excess of $65 million. The lawsuit sought damages in excess of $100 million. Deloitte and Avila have settled the claims against them in exchange for payment of $1.5 million. Following a separate lawsuit by Mr. Barkat against MVF's D&O insurance carrier, the carrier, Charles Sweet and MVF have settled the claims against them. On June 6, 2016, the court granted the defendants' demurrers on several counts and dismissed Mr. Barkat's claims except with respect to his claim for intentional interference with contract. MCC and the other defendants continue to dispute the remaining allegations and are vigorously defending the lawsuit while pursuing affirmative counterclaims against Mr. Barkat and MVF Holdings. On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming Medley as a defendant, among others. In the Derivative Action, MVF Holdings reasserts substantially the same claims that were previously asserted in each of their three prior complaints. MVF Holdings claims for breach of fiduciary duty and related causes of action have already been dismissed by the California Superior Court on several occasions, most recently, on June 6, 2016, when the Court dismissed those claims with prejudice. Medley and the other defendants believe the outstanding claims for alleged interference with Mr. Barkat's employment contract, and the other causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is currently traded on the New York Stock Exchange under the symbol “MCC”. The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a percentage of net asset value, or NAV, and the dividends per share declared by us for each fiscal quarter for the years ended September 30, 2015 and 2016.

		Closing Sales Price
Period	NAV(1)	High	Low	Premium/Discount of High Sales Price to NAV(2)	Premium/Discount of Low Sales Price to NAV(2)	Declared Dividends(3)
Fiscal year ended September 30, 2015

First quarter	$11.74	$11.79	$8.84	100.43%	75.30%	$0.37
Second quarter	$11.68	$9.72	$8.70	83.25%	74.52%	$0.30
Third quarter	$11.53	$9.53	$8.85	82.65%	76.76%	$0.30
Fourth quarter	$11.00	$9.19	$7.41	83.55%	67.36%	$0.30

Fiscal year ended September 30, 2016

First quarter	$10.01	$8.16	$7.01	81.52%	70.03%	$0.30
Second quarter	$9.80	$7.74	$5.37	78.98%	54.80%	$0.30
Third quarter	$9.76	$6.95	$6.26	71.21%	64.14%	$0.30
Fourth quarter	$9.49	$7.77	$7.05	81.88%	74.29%	$0.22

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

The last reported price for our common stock on December 7, 2016 was $7.65 per share. As of September 30, 2016, we had 13 stockholders of record.

Sales of Unregistered Securities

During the year ended September 30, 2016, we did not issue any shares of common stock under our dividend reinvestment plan.

On February 5, 2015, the Company’s board of directors approved a share repurchase plan to repurchase equity interests up to an aggregate amount of $30 million between the period of the approval date and February 5, 2016. On December 4, 2015, the board of directors extended the duration of the share repurchase program through December 31, 2016 and increased the aggregate amount to $50.0 million. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. During the year ended September 30, 2016 we repurchased 1,862,941 shares with an aggregate dollar value of $12.9 million.

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

Dividends Declared

Record Dates	Payment Dates	Per Share
Fiscal year ended September 30, 2011
June 1, 2011	June 15, 2011	$0.16
September 1, 2011	September 15, 2011	$0.21
Total		$0.37

Fiscal year ended September 30, 2012
December 15, 2011	December 30, 2011	$0.25
February 24, 2012	March 15, 2012	$0.28
May 25, 2012	June 15, 2012	$0.31
August 24, 2012	September 14, 2012	$0.36
Total		$1.20

Fiscal year ended September 30, 2013
November 23, 2012	December 14, 2012	$0.36
February 27, 2013	March 15, 2013	$0.36
May 27, 2013	June 14, 2013	$0.36
August 23, 2013	September 13, 2013	$0.37
Total		$1.45

Fiscal year ended September 30, 2014
November 22, 2013	December 13, 2013	$0.37
February 26, 2014	March 14, 2014	$0.37
May 28, 2014	June 13, 2014	$0.37
August 27, 2014	September 12, 2014	$0.37
Total		$1.48

Fiscal year ended September 30, 2015
November 26, 2014	December 12, 2014	$0.37
February 25, 2015	March 13, 2015	$0.30
May 20, 2015	June 12, 2015	$0.30
August 19, 2015	September 11, 2015	$0.30
Total		$1.27

Fiscal year ended September 30, 2016
November 25, 2015	December 18, 2015	$0.30
February 24, 2016	March 18, 2016	$0.30
May 25, 2016	June 24, 2016	$0.30
August 24, 2016	September 23, 2016	$0.22
Total		$1.12

Subsequent to September 30, 2016, our board of directors declared a quarterly dividend of $0.22 per share payable on December 23, 2016, to stockholders of record at the close of business on November 23, 2016.

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

Stock Performance Graph

This graph compares the stockholder return on our common stock from January 20, 2011 (IPO) to September 30, 2016 with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index. This graph assumes that on January 20, 2011, $100 was invested in our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

We have derived the selected financial data below from our audited consolidated financial statements for the fiscal years ended September 30, 2016, 2015, 2014, 2013, and 2012 which have been audited by Ernst & Young LLP, our independent registered public accounting firm.

The following selected financial data should be read together with our financial statements and the related notes and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars in thousands except per share and other data).

	For the years ended September 30,
	2016	2015	2014	2013	2012
Statement of Operations data:
Total investment income	$120,749	$149,196	$139,390	$88,991	$44,520
Base management fee	19,470	22,450	17,684	10,918	5,480
Incentive fee	11,492	18,234	18,667	11,600	5,886
All other expenses	39,843	35,576	28,371	20,074	9,644
Management fee waiver	(143)	-	-	-	(41)
Incentive fee waiver	(3,504)	-	-	-	-
Net investment income	53,591	72,936	74,668	46,399	23,510
Unrealized appreciation/(depreciation) on investments	(42,257)	(26,723)	(21,274)	(7,242)	(1,062)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	87	(61)	(1,592)	-	-
Realized gain/(loss) on investments	(39,383)	(60,910)	356	261	(44)
Net increase in net assets resulting from operations	(27,962)	(14,758)	52,158	39,418	22,404
Per share data:
Net asset value per common share at year end	$9.49	$11.00	$12.43	$12.70	$12.52
Market price at year end	7.63	7.44	11.81	13.79	14.07
Net investment income	0.97	1.27	1.58	1.53	1.31
Net realized and unrealized loss on investments	(1.47)	(1.52)	(0.45)	(0.23)	(0.06)
Provision for taxes or unrealized gain/(loss) on investments	-	(0.01)	(0.03)	-	-
Net increase/(decrease) in net assets resulting from operations	(0.50)	(0.26)	1.10	1.30	1.25
Dividends paid	1.12	1.27	1.48	1.45	1.20
Statement of Assets and Liabilities data:
Total investments at fair value	$914,184	$1,216,092	$1,245,538	$749,237	$401,949
Cash and cash equivalents	104,485	15,714	36,731	8,558	4,894
Other assets(2)	12,211	12,276	30,189	10,075	4,276
Total assets	1,030,880	1,244,082	1,312,458	767,870	411,119
Total liabilities	513,961	624,162	582,601	258,036	121,780
Total net assets	516,919	619,920	729,857	509,834	289,339
Other data:
Weighted average annual yield on debt investments(1)	11.8%	12.3%	12.6%	13.8%	14.3
Number of investments at year end	58	72	79	57	38

(1)	The weighted average yield is based upon original cost on our debt investments.

(2)	On January 1, 2016, we adopted Accounting Standards Update (“ASU”) 2015-03 which requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability rather than as an asset. Adoption of ASU 2015-03 requires the changes to be applied retrospectively.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Portfolio and Investment Activity

As of September 30, 2016 and 2015, our portfolio had a fair market value of approximately $914.2 million and $1,216.1 million, respectively. The following table summarizes our portfolio and investment activity during the fiscal years ended September 30, 2016 and 2015 (dollars in thousands):

	For the years ended September 30
	2016	2015
Investments made in new portfolio companies	$25,554	$168,828
Investments made in existing portfolio companies	68,905	104,536
Aggregate amount in exits and repayments	(327,600)	(227,493)
Net investment activity	$(233,141)	$45,871

Portfolio Companies, at beginning of period	72	79
Number of new portfolio companies	2	13
Number of exited portfolio companies	(16)	(20)
Portfolio companies, at end of period	58	72

Number of investments in existing portfolio companies	17	18

The following table summarizes the amortized cost and the fair value of our average portfolio company investment and largest portfolio company investment as of September 30, 2016 and 2015 (dollars in thousands):

	As of		As of
	September 30, 2016		September 30, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company investment	$17,464	$15,762	$17,674	$16,890
Largest portfolio company investment	53,777	51,930	56,135	55,225

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2016 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$612,762	60.5%	$565,329	61.8%
Senior Secured Second Lien Term Loans	229,898	22.7	213,537	23.4
Senior Secured First Lien Notes	26,755	2.6	27,423	3.0
Unsecured Debt	62,150	6.1	52,809	5.8
MCC Senior Loan Strategy JV I LLC	32,113	3.2	31,252	3.4
Equity/Warrants	49,213	4.9	23,834	2.6
Total	$1,012,891	100.0%	$914,184	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2015 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$740,831	58.2%	$695,970	57.2%
Senior Secured Second Lien Term Loans	379,115	29.8	372,176	30.6
Senior Secured First Lien Notes	37,697	3.0	36,380	3.0
Unsecured Debt	50,941	4.0	45,661	3.7
MCC Senior Loan Strategy JV I LLC	14,437	1.1	14,216	1.2
Equity/Warrants	49,520	3.9	51,689	4.3
Total	$1,272,541	100.0%	$1,216,092	100.0%

As of September 30, 2016, our income-bearing investment portfolio, which represented nearly 89.0% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 11.8%, and 78.7% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 21.3% bore interest at fixed rates.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2016 and 2015 (dollars in thousands):

	As of September 30, 2016		As of September 30, 2015
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$112,770	12.3%	$146,699	12.0%
2	554,384	60.6	947,949	78.0
3	170,496	18.7	121,444	10.0
4	65,349	7.2	-	-
5	11,185	1.2	-	-
Total	$914,184	100.0%	$1,216,092	100.0%

Results of Operations

Operating results for the years ended September 30, 2016, 2015 and 2014 are as follows (dollars in thousands):

	For the years ended September 30
	2016	2015	2014
Total investment income	$120,749	$149,196	$139,390
Total expenses, net	67,158	76,260	64,722
Net investment income	53,591	72,936	74,668
Net realized gains/(losses)	(39,383)	(60,910)	356
Net unrealized gains/(losses) on investments	(42,257)	(26,723)	(21,274)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	87	(61)	(1,592)
Net increase in net assets resulting from operations	$(27,962)	$(14,758)	$52,158

Investment Income

For the year ended September 30, 2016, investment income totaled $120.7 million, of which $113.2 million was attributable to portfolio interest and dividend income, and $7.5 million to fee income. For the year ended September 30, 2015, investment income totaled $149.2 million, of which $138.5 million was attributable to portfolio interest and dividend income, and $10.7 million to fee income. For the year ended September 30, 2014, investment income totaled $139.4 million, of which $110.3 million was attributable to portfolio interest and $29.1 million to fee income.

Operating Expenses

Operating expenses for the years ended September 30, 2016, 2015 and 2014 are as follows (dollars in thousands):

	For the years ended September 30
	2016	2015	2014
Base management fees	$19,470	$22,450	$17,684
Incentive fees	11,492	18,234	18,667
Interest and financing expenses	30,277	25,531	20,133
Administrator expenses	3,915	4,107	3,353
General and administrative	2,336	1,932	1,513
Professional fees	2,277	2,865	2,251
Directors fees	544	579	551
Insurance	494	562	570
Expenses before management and incentive fee waivers	70,805	76,260	64,722
Management fee waiver	(143)	-	-
Incentive fee waiver	(3,504)	-	-
Expenses, net of management and incentive fee waivers	$67,158	$76,260	$64,722

For the year ended September 30, 2016, total operating expenses before manager expense waiver and reimbursement decreased by $5.5 million, or 7.2%, compared to the year ended September 30, 2015.

For the year ended September 30, 2015, total operating expenses before manager expense waiver and reimbursement increased by $11.5 million, or 17.8%, compared to the year ended September 30, 2014.

For the year ended September 30, 2014, total operating expenses before manager expense waiver and reimbursement increased by $22.1 million, or 51.9%, compared to the year ended September 30, 2013.

Interest and financing expenses were higher in the year ended September 30, 2016 than the year ended September 30, 2015 as a result of an increase in commitment on a four-year senior secured revolving credit facility, issuing $40.0 million in aggregate principal amount of 7.125% unsecured notes that mature on March 30, 2019 (the “2019 Notes“), an increase in commitment on a five-year senior secured term loan credit facility, issuing $63.5 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes“), issuing $74.0 million in aggregate principal amount of 6.50% unsecured notes that mature on January 30, 2021 (the “2021 Notes”), and issuing SBA-guaranteed debentures (“SBA Debentures”).

Excluding interest and financing expenses, expenses decreased for the year ended September 30, 2016 compared to the year ended September 30, 2015 due to a decrease in base management fees, incentive fees, administrative service fees, professional fees, insurance fees, and director’s fees, offset by an increase in general and administrative expenses. Base management fees, which are calculated based on average gross assets, decreased due to the decline in the portfolio throughout the period. The incentive fee decreased as a result of the decrease in pre-incentive fee net investment income. In addition, both the management and incentive fees decreased due to the fee waiver agreement described in the Investment Management Agreement section. Administrative service fees decreased due to lower administrator expenses. Professional fees have decreased due to lower legal, audit, and valuation service expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the years ended September 30, 2016, 2015 and 2014 we recognized $39.4 million of realized loss, $60.9 million of realized loss, and $0.4 million of realized gains on our portfolio investments, respectively.

During the year ended September 30, 2016, $15.7 million of our realized loss related to certain non-cash restructuring transactions, which is recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. There were no realized gains or losses related to such non-cash restructuring transactions for the years ended September 30, 2015 and 2014.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio. For the years ended September 30, 2016, 2015 and 2014, we had $42.3 million, $26.7 million, and $21.3 million of unrealized depreciation, respectively, on portfolio investments.

Provision for Deferred Taxes on Unrealized Appreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the year ended September 30, 2016, the change in provision for deferred taxes on the unrealized depreciation on investments was $0.1 million. For the years ended September 30, 2015, and 2014, the change in provision for deferred taxes on the unrealized appreciation on investments were $0.1 million, and $1.6 million respectively.

Changes in Net Assets from Operations

For the year ended September 30, 2016, we recorded a net decrease in net assets resulting from operations of $28.0 million compared to a net decrease in net assets resulting from operations of $14.8 million for the year ended September 30, 2015 and a net increase in net assets resulting from operations of $52.2 million for the year ended September 30, 2014 as a result of the factors discussed above. Based on 55,399,646, 57,624,779, and 47,366,892 weighted average common shares outstanding for the years ended September 30, 2016, 2015 and 2014, respectively, our per share net decrease in net assets resulting from operations was $0.50 for the year ended September 30, 2016 compared to a per share net decrease in net assets from operations of $0.26 for the year ended September 30, 2015 and a per share net increase in net assets from operations of $1.10 for the year ended September 30, 2014.

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

On March 21, 2012, we issued $40.0 million in aggregate principal amount of the 2019 Notes. The 2019 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after March 30, 2015. The 2019 Notes bear interest at a rate of 7.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The 2019 Notes are listed on the New York Stock Exchange and trade thereon under the trading symbol “MCQ”. As of September 30, 2016, $40.0 million in aggregate principal amount of the 2019 Notes were outstanding.

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

As of September 30, 2016, total commitments under the Facilities are $517.5 million, comprised of $343.5 million committed to the Revolving Credit Facility and $174.0 million funded under the Term Loan Facility.

As of September 30, 2016, we had $104.5 million in cash. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

As of September 30, 2016, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2016 and 2015, we had commitments under loan and financing agreements to fund up to $9.2 million to 8 portfolio companies and $28.1 million to 12 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and a revolver and an analysis of their value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2016 and 2015 is shown in the table below (dollars in thousands):

	As of
	September 30, 2016	September 30, 2015
Tenere Acquisition Corp.	$2,000	$2,000
DHISCO Electronic Distribution, Inc. - Revolver	1,905	3,048
AAR Intermediate Holdings, LLC - Revolver	1,797	-
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Brantley Transportation LLC - Delayed Draw Term Loan	863	-
CP OPCO LLC - Revolver	609	-
Lydell Jewelry Design Studio, LLC - Delayed Draw Term Loan	500	-
Black Angus Steakhouses, LLC - Revolver	446	446
Access Media Holdings, LLC - Series AA Preferred Equity	184	-
Be Green Packaging, LLC - Revolver	-	479
Red Skye Wireless LLC	-	7,500
RCS Management Corporation & Specialized Medical Services, Inc.	-	5,000
Autosplice, Inc.	-	3,026
Freedom Powersports LLC - Delayed Draw Term Loan	-	1,800
Point.360	-	1,600
Be Green Packaging, LLC - Delayed Draw Term Loan	-	750
Ship Supply Acquisition Corporation	-	622
Meridian Behavioral Health, LLC - Term Loan B	-	500
Access Media Holdings, LLC - Series A Preferred Equity	-	424
Total	$9,197	$28,088

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at September 30, 2016 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Revolving Facility	$14,000	$-	$-	$14,000	$-
Term Loan Facility	174,000	-	-	174,000	-
7.125% Notes	40,000	-	40,000	-	-
6.50% Notes	74,013	-	-	74,013	-
6.125% Notes	63,500	-	-	-	63,500
SBA Debenture	150,000	-	-	-	150,000
Total contractual obligations	$515,513	$-	$40,000	$262,013	$213,500

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

On March 27, 2015, Medley Capital Corporation and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (“MCC JV”). Medley Capital Corporation and GALIC have committed to provide $100 million of equity to MCC JV, with Medley Capital Corporation providing $87.5 million and GALIC providing $12.5 million. MCC JV commenced operations on July 15, 2015. On August 4, 2015, MCC JV entered into a senior secured revolving  credit facility (the “JV Facility”) led by Credit Suisse, AG with initial commitments of $100 million. As of September 30, 2016, MCC JV has drawn approximately $68.1 million on the JV Facility. As of September 30, 2016, MCC JV had total investments at fair value of $93.4 million. As of September 30, 2016, MCC JV’s portfolio was comprised of senior secured first lien term loans to 30 different borrowers. As of September 30, 2016, certain investments in one portfolio company were on non-accrual status.

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

The following table summarizes the dividend distributions during the year ended September 30, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
11/5/2015	11/25/2015	12/18/2015	0.30
2/1/2016	2/24/2016	3/18/2016	0.30
5/5/2016	5/25/2016	6/24/2016	0.30
8/7/2016	8/24/2016	9/23/2016	0.22

Stock Repurchase Program

The following table summarizes our share repurchases under our stock repurchase program for the years ended September 30, 2016 and 2015 (dollars in thousands):

	For the year ended September 30
	2016	2015	2014
Dollar amount repurchased	$12,870	$21,205	N/A	(1)
Shares Repurchased	1,862,941	2,396,132	N/A	(1)
Average price per share	$6.91	$8.89	N/A	(1)
Weighted average discount to Net Asset Value	31.0%	23.5%	N/A	(1)

(1)	The Company did not repurchase any shares for the year ended September 30, 2014.

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we could purchase up to an aggregate amount of $30.0 million of our common stock between the period of the approval date and February 5, 2016. On December 4, 2015, the board of directors extended the duration of the share repurchase program through December 31, 2016, and increased the aggregate amount to $50.0 million. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. As of September 30, 2016, the Company has repurchased an aggregate of 4,259,073 shares of common stock at an average price of $8.16 per share with a total cost of approximately $34.1 million. The maximum dollar value of shares that may yet be purchased under the plan is $15.9 million. This program may be limited or terminated at any time without prior notice. Since the inception of the program, the Company's net asset value per share was increased by approximately $0.23 as a result of the share repurchases.

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

On December 3, 2015, MCC Advisors recommended and, in consultation with the Board, agreed to reduce fees under the investment management agreement. Beginning January 1, 2016, the base management fee was reduced to 1.50% on gross assets above $1 billion. In addition, MCC Advisors reduced its incentive fee from 20% on pre-incentive fee net investment income over an 8% hurdle, to 17.5% on pre-incentive fee net investment income over a 6% hurdle. Moreover, the revised incentive fee includes a netting mechanism and is subject to a rolling three-year look back from January 1, 2016 forward. Under no circumstances will the new fee structure result in higher fees to MCC Advisors than fees under the prior investment management agreement.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At September 30, 2016, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $55.9 million, or 6.1% of the fair value of our portfolio. At September 30, 2015, certain investments in three portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $25.5 million, or 2.1% of the fair value of our portfolio. At September 30, 2014, certain investments in four portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $40.3 million, or 3.2% of the fair value of our portfolio.

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

Recent Developments

On November 3, 2016, the Company’s board of directors declared a quarterly dividend of $0.22 per share payable on December 23, 2016, to stockholders of record at the close of business on November 23, 2016.

On December 7, 2016, the Company's board of directors authorized an extension of the current $50 million share repurchase program through December 31, 2017.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended September 30, 2016, we did not engage in hedging activities.

As of September 30, 2016, 78.7% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate floor as of September 30, 2016 was as follows (dollars in thousands):

	September 30, 2016
	Fair Value	% of Floating Rate Portfolio
Under 1%	$141,508	22.1%
1% to under 2%	445,742	69.6
2% to under 3%	35,632	5.6
3%	17,033	2.7
Total	$639,915	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2016, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase(1)	Interest Income	Interest Expense	Net Increase/ (Decrease)
100	$3,900	$1,900	$2,000
200	9,700	3,800	5,900
300	17,200	5,600	11,600
400	24,600	7,500	17,100
500	30,100	9,400	20,700

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

Basis point increase(1)	Interest Income	Interest Expense	Net Increase/ (Decrease)
100	$2,600	$5,200	$(2,600)
200	10,100	10,300	(200)
300	18,900	15,500	3,400
400	27,800	20,700	7,100
500	36,600	25,800	10,800

(1) A hypothetical decline in interest rates would not have a material impact on our financial statements.

Item 8.  Consolidated Financial Statements and Supplementary Data

Audit Report

Report of Independent Registered Public Accounting Firm

To Board of Directors and the Shareholders of Medley Capital Corporation

We have audited the accompanying consolidated statements of assets and liabilities of Medley Capital Corporation (the Company), including the consolidated schedules of investments, as of September 30, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows, for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of September 30, 2016 and 2015 by correspondence with the custodian, directly with designees of the portfolio companies and debt agents, as applicable. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medley Capital Corporation at September 30, 2016 and 2015, and the consolidated results of its operations, changes in its net assets, and its cash flows, for each of the three years in the period ended September 30, 2016 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Medley Capital Corporation’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst and Young LLP

New York, New York

December 8, 2016

Report on Internal Controls

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Medley Capital Corporation

We have audited Medley Capital Corporation’s (the Company) internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Medley Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Form 10-K, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Medley Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of September 30, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows, for each of the three years in the period ended September 30, 2016, and our report dated December 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst and Young LLP

New York, New York

December 8, 2016

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	September 30, 2016	September 30, 2015

ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $813,813,853 and $1,175,785,384, respectively)	$767,302,020	$1,131,893,787
Controlled investments (amortized cost of $189,077,188 and $86,755,896, respectively)	136,882,275	74,198,202
Affiliated investments (amortized cost of $10,000,000 and $10,000,000, respectively)	10,000,000	10,000,000
Total investments at fair value	914,184,295	1,216,091,989
Cash and cash equivalents	104,485,263	15,714,256
Interest receivable	8,982,154	9,542,547
Fees receivable	1,403,383	1,389,634
Other assets	893,140	556,285
Receivable for dispositions and investments sold	689,379	578,868
Deferred offering costs	242,991	208,477
Total assets	$1,030,880,605	$1,244,082,056

LIABILITIES
Revolving credit facility payable (net of debt issuance costs of $3,589,844 and $4,160,150, respectively)	$10,410,156	$188,539,850
Term loan payable (net of debt issuance costs of $2,196,756 and $2,436,590, respectively)	171,803,244	171,563,410
Notes payable (net of debt issuance costs of $4,629,649 and $2,324,664, respectively)	172,883,176	101,175,336
SBA debentures payable (net of debt issuance costs of $3,525,029 and $4,206,226, respectively)	146,474,971	145,793,774
Management and incentive fees payable (See note 6)	4,558,619	9,962,534
Accounts payable and accrued expenses	2,662,950	2,503,442
Deferred tax liability	2,003,724	1,797,356
Interest and fees payable	1,714,023	1,313,931
Administrator expenses payable (See note 6)	990,236	1,000,846
Deferred revenue	369,805	402,029
Due to affiliate	90,559	109,164
Total liabilities	$513,961,463	$624,161,672

Commitments (See note 8)

NET ASSETS
Common stock, par value $0.001 per share, 100,000,000 common shares authorized, 54,474,211 and 56,337,152 common shares issued and outstanding, respectively	$54,474	$56,337
Capital in excess of par value	705,326,059	718,240,597
Accumulated undistributed net investment income	10,811,762	20,351,831
Accumulated net realized gain/(loss) from investments	(99,000,266)	(60,625,616)
Net unrealized appreciation/(depreciation) on investments, net of deferred taxes	(100,272,887)	(58,102,765)
Total net assets	516,919,142	619,920,384

Total liabilities and net assets	$1,030,880,605	$1,244,082,056

NET ASSET VALUE PER SHARE	$9.49	$11.00

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the years ended September 30
	2016	2015	2014

INVESTMENT INCOME:
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$98,057,236	$125,023,291	$98,195,758
Payment-in-kind	8,009,607	8,293,561	10,043,605
Affiliated investments:
Cash	667,000	1,138,652	1,206,713
Payment-in-kind	-	190,446	469,292
Controlled investments:
Cash	949,732	2,030,504	178,849
Payment-in-kind	4,531,210	1,670,033	213,838
Total interest income	112,214,785	138,346,487	110,308,055
Dividend income, net of provisional taxes ($511,510, $143,883 and $0, respectively)	1,046,476	107,434	-
Interest from cash and cash equivalents	32,242	5,805	8,063
Fee income (See note 9)	7,455,466	10,736,376	29,073,742
Total investment income	120,748,969	149,196,102	139,389,860

EXPENSES:
Base management fees (See note 6)	19,469,583	22,450,398	17,683,996
Incentive fees (See note 6)	11,492,006	18,234,110	18,667,053
Interest and financing expenses	30,276,926	25,531,099	20,132,727
Administrator expenses (See note 6)	3,915,506	4,106,806	3,353,438
General and administrative	2,336,025	1,931,881	1,512,693
Professional fees	2,276,902	2,865,187	2,250,984
Directors fees	543,847	578,587	551,123
Insurance	494,136	561,594	569,632
Expenses before management and incentive fee waivers	70,804,931	76,259,662	64,721,646
Management fee waiver (See note 6)	(142,546)	-	-
Incentive fee waiver (See note 6)	(3,504,103)	-	-
Total expenses net of management and incentive fee waivers	67,158,282	76,259,662	64,721,646
NET INVESTMENT INCOME	53,590,687	72,936,440	74,668,214

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	(39,382,650)	(60,910,209)	355,744
Net unrealized appreciation/(depreciation) on investments	(42,257,455)	(26,722,725)	(21,273,648)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	87,333	(61,329)	(1,592,145)
Net gain/(loss) on investments	(81,552,772)	(87,694,263)	(22,510,049)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(27,962,085)	$(14,757,823)	$52,158,165

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.50)	$(0.26)	$1.10
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.97	$1.27	$1.58
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	55,399,646	57,624,779	47,366,892

DIVIDENDS DECLARED PER COMMON SHARE	$1.12	$1.27	$1.48

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the years ended September 30
	2016	2015	2014

OPERATIONS:
Net investment income	$53,590,687	$72,936,440	$74,668,214
Net realized gain/(loss) from investments	(39,382,650)	(60,910,209)	355,744
Net unrealized appreciation/(depreciation) on investments	(42,257,455)	(26,722,725)	(21,273,648)
Change in provision for deferred taxes on unrealized gain on investments	87,333	(61,329)	(1,592,145)
Net increase/(decrease) in net assets from operations	(27,962,085)	(14,757,823)	52,158,165
SHAREHOLDER DISTRIBUTIONS:
Distributions from net investment income	(62,122,756)	(73,973,810)	(64,544,920)
Distributions from net realized gains	-	-	(989,866)
Distributions from tax return of capital	-	-	(7,481,540)
Net decrease in net assets from shareholder distributions	(62,122,756)	(73,973,810)	(73,016,326)
COMMON SHARE TRANSACTIONS:
Repurchase of common stock under stock repurchase program (1,862,941, 2,396,132 and 0 shares, respectively)	(12,869,972)	(21,204,864)	-
Offering costs	(46,429)	-	(561,141)
Issuance of common stock, net of underwriting costs (0, 0, and 18,421,278 shares, respectively)	-	-	239,396,018
Issuance of common stock under dividend reinvestment plan (0, 0, and 159,102 shares, respectively)	-	-	2,045,710
Net increase/(decrease) in net assets from common share transactions	(12,916,401)	(21,204,864)	240,880,587
Total increase/(decrease) in net assets	(103,001,242)	(109,936,497)	220,022,426
Net assets at beginning of year	619,920,384	729,856,881	509,834,455
Net assets at end of year including accumulated undistributed net investment income of $10,811,766, $20,351,831, and $21,673,794 respectively	$516,919,142	$619,920,384	$729,856,881

Net asset value per common share	$9.49	$11.00	$12.43
Common shares outstanding at end of year	54,474,211	56,337,152	58,733,284

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the years ended September 30
	2016	2015	2014

Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS	$(27,962,085)	$(14,757,823)	$52,158,165
ADJUSTMENTS TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(14,442,519)	(10,443,996)	(12,132,979)
Net amortization of premium/(discount) on investments	(874,204)	(1,692,973)	(835,131)
Amortization of debt issuance costs	3,550,181	2,593,026	2,169,982
Net realized (gain)/loss from investments	39,382,650	60,910,209	(355,744)
Net deferred income taxes	206,368	205,211	1,592,145
Net unrealized (appreciation)/depreciation on investments	42,257,455	26,722,725	21,273,648
Proceeds from sale and settlements of investments	333,056,400	260,419,011	388,979,191
Purchases, originations and participations	(97,472,088)	(306,468,674)	(893,230,650)
(Increase)/decrease in operating assets:
Interest receivable	560,393	3,552,956	(3,487,964)
Fees receivable	(13,749)	540,445	(1,930,079)
Other assets	(336,853)	94,750	(401,647)
Receivable for dispositions and investments sold	(110,511)	13,710,742	(14,289,610)
Increase/(decrease) in operating liabilities:
Payable for investments purchased, originated and participated	-	(54,995,000)	54,940,987
Management and incentive fees payable, net	(5,403,915)	(482,277)	3,545,158
Accounts payable and accrued expenses	159,508	173,198	1,024,883
Interest and fees payable	400,092	(782,240)	940,647
Administrator expenses payable	(10,610)	(11,620)	311,258
Deferred revenue	(32,224)	136,536	9,571
Due to affiliate	(18,605)	69,600	(42,519)
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	272,895,684	(20,506,194)	(399,760,688)

Cash flows from financing activities
Proceeds from issuance of common stock, net of underwriting costs	-	-	241,441,728
Repurchase of common stock under stock repurchase program	(12,869,972)	(21,204,864)	-
Offering costs paid	(80,944)	-	(656,095)
Borrowings under revolving credit facility	147,112,825	206,000,000	633,800,000
Repayments of revolving credit facility	(251,800,000)	(107,300,000)	(368,300,000)
Financing costs paid	(4,363,830)	(4,032,364)	(5,335,030)
Payments of cash dividends	(62,122,756)	(73,973,810)	(73,016,326)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(184,124,677)	(511,038)	427,934,277

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	88,771,007	(21,017,232)	28,173,589
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,714,256	36,731,488	8,557,899
CASH AND CASH EQUIVALENTS, END OF YEAR	$104,485,263	$15,714,256	$36,731,488

Supplemental Information:
Interest paid during the year	$26,249,761	$23,643,303	$16,945,277
Supplemental non-cash information:
Payment-in-kind interest income	$12,540,818	$10,154,040	$10,726,734
Net amortization of premium/(discount) on investments	$874,204	$1,692,973	$835,131
Amortization of debt issuance costs	$(3,550,181)	$(2,593,026)	$(2,169,982)
Non-cash purchase of investments	$31,883,728	$-	$-
Non-cash sale of investments	$31,883,728	$-	$-
Issuance of common stock in connection with dividend reinvestment plan	$-	$-	$2,045,710

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2016

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00%)	7/22/2020	7,929,093	7,929,092	7,832,358	1.5%
		Preferred Equity Series A		1,600,000	1,600,000	-	0.0%
		Preferred Equity Series AA		616,000	616,000	-	0.0%
		16% of Common Equity of Newco		-	-	-	0.0%
				10,145,093	10,145,092	7,832,358

Accupac, Inc.	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(18)	7/14/2020	27,000,000	27,000,000	27,000,000	5.2%
				27,000,000	27,000,000	27,000,000

Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 8.75% Cash, 0.875% LIBOR Floor)(19)	12/11/2020	15,262,608	15,262,608	15,701,560	3.0%
				15,262,608	15,262,608	15,701,560

Albertville Quality Foods, Inc.(12)	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap)(18)	10/31/2018	15,972,097	15,972,097	16,131,818	3.1%
				15,972,097	15,972,097	16,131,818

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(19)	6/30/2019	14,441,783	14,441,784	14,489,296	2.8%
				14,441,783	14,441,784	14,489,296

Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(19)	6/30/2020	2,551,042	2,551,042	2,576,552	0.5%
				2,551,042	2,551,042	2,576,552

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Shares(33)		-	416,250	-	0.0%
				-	416,250	-

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Black Angus Steakhouses, LLC(7)(9)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	4/24/2020	7,906,250	7,906,250	7,721,117	1.5%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00%, 1.00% LIBOR Floor)	4/24/2020	-	-	-	0.0%
		Revolver (LIBOR + 9.00%, 1.00% LIBOR Floor)(27)	4/24/2020	446,429	446,429	441,911	0.1%
				8,352,679	8,352,679	8,163,028

Brantley Transportation LLC(7)(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	10,060,902	9,051,055	5,351,092	1.0%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00%, 1.00% LIBOR Floor)	8/2/2017	637,500	637,500	637,500	0.1%
		7.50 Common Units represent 8.04% of the outstanding equity interest of Brantley Trucking, LLC	8/2/2017	-	-	-	0.0%
				10,698,402	9,688,555	5,988,592

ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(19)	6/17/2021	12,500,000	12,406,960	12,458,500	2.4%
				12,500,000	12,406,960	12,458,500

CP OPCO LLC(7)	Services: Consumer	Senior Secured First Lien Term Loan A (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(19)(31)	3/31/2019	2,805,273	2,805,273	2,805,273	0.6%
		Senior Secured First Lien Term Loan B (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(19)(31)	3/31/2019	1,168,864	1,168,864	1,168,864	0.2%
		Senior Secured First Lien Term Loan C (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(10)(19)(32)	3/31/2019	8,204,394	4,063,090	4,102,197	0.8%
		Senior Secured First Lien Term Loan D (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(10)(19)(32)	3/31/2019	5,107,884	-	-	0.0%
		Revolving Credit Facility (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(19)	3/31/2019	725,552	725,552	725,552	0.1%
		Revolving Credit Facility (ABR + 3.50% Cash, 3.50% ABR Floor)(30)	3/31/2019	638,486	638,485	638,486	0.1%
		Common Units(29)	3/31/2019	-	-	-	0.0%
				18,650,453	9,401,264	9,440,372

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	9/30/2019	13,540,000	13,540,000	13,540,000	2.6%
		350 units of outstanding equity in Wingman Holdings, Inc.		-	700,000	414,305	0.1%
				13,540,000	14,240,000	13,954,305

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

DHISCO Electronic Distribution, Inc.(7)(12)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 9.00%, 1.50% LIBOR Floor)	11/10/2019	31,238,095	31,238,095	29,545,615	5.7%
		Senior Secured First Lien Term Loan B (10.50% PIK)	2/10/2018	6,982,024	6,982,024	6,587,260	1.3%
		Revolving Credit Facility (LIBOR + 9.00%, 1.50% LIBOR Floor)(24)	5/10/2017	-	-	-	0.0%
		Equity - 1,230,769 Units(22)		-	1,230,769	70,624	0.0%
				38,220,119	39,450,888	36,203,499

DLR Restaurants LLC(12)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (13.00% Cash, 2.50% PIK)	4/18/2018	24,117,310	24,117,310	23,958,859	4.6%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	287,531	287,531	279,604	0.1%
				24,404,841	24,404,841	24,238,463

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	10/1/2018	7,093,318	7,009,174	7,071,897	1.4%
		5,000 common units represent 5% of the outstanding equity interest of Dream Finders Holdings, LLC	10/1/2018	-	180,000	1,619,379	0.3%
				7,093,318	7,189,174	8,691,276

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor, 1.50% PIK)(18)	3/6/2018	16,046,050	16,046,050	13,307,952	2.6%
				16,046,050	16,046,050	13,307,952

Essex Crane Rental Corp.(12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(19)	5/13/2019	23,190,922	20,460,116	1,159,546	0.2%
				23,190,922	20,460,116	1,159,546

FKI Security Group LLC(12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(19)	3/30/2020	14,531,250	14,531,250	14,605,650	2.8%
				14,531,250	14,531,250	14,605,650

Footprint Acquisition LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash)(18)	2/27/2020	5,250,102	5,250,102	5,340,509	1.0%
		Preferred Equity (8.75% PIK)		5,749,795	5,749,795	5,749,508	1.1%
		150.0 units of Common Stock(23)		-	-	1,171,650	0.2%
				10,999,897	10,999,897	12,261,667

Freedom Powersports LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.75% Cash, 1.50% LIBOR Floor)(19)	9/26/2019	13,890,000	13,890,000	14,167,800	2.7%
				13,890,000	13,890,000	14,167,800

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Harrison Gypsum, LLC(12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)(18)	12/21/2018	53,776,985	53,776,985	51,930,283	10.1%
				53,776,985	53,776,985	51,930,283

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	21,047,400	4.1%
				20,000,000	20,000,000	21,047,400

JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 12.25% Cash)(18)	3/6/2019	21,300,000	21,300,000	20,219,025	3.9%
				21,300,000	21,300,000	20,219,025

Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00%, 1.00% LIBOR Floor)	4/24/2020	20,000,000	20,000,000	20,400,000	4.0%
				20,000,000	20,000,000	20,400,000

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(19)	2/19/2019	16,053,472	15,515,186	15,077,260	2.9%
		Warrants to purchase 0.98% of the outstanding equity	2/19/2024	-	955,680	120,000	0.0%
				16,053,472	16,470,866	15,197,260

LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	1/15/2021	9,750,000	9,661,163	9,988,485	1.9%
				9,750,000	9,661,163	9,988,485

Merchant Cash and Capital, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor)(18)	12/4/2016	17,033,522	17,033,522	17,033,522	3.3%
		Senior Secured Second Lien Term Loan (12.00% Cash)	5/4/2017	15,000,000	15,000,000	14,999,250	2.9%
				32,033,522	32,033,522	32,032,772

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Miratech Intermediate Holdings, Inc.(12)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	5/9/2019	12,695,105	12,695,105	12,478,272	2.5%
				12,695,105	12,695,105	12,478,272

Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	3/10/2019	12,593,281	12,593,281	12,719,213	2.5%
				12,593,281	12,593,281	12,719,213

Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(19)	9/29/2020	35,278,846	35,278,846	35,631,635	6.9%
				35,278,846	35,278,846	35,631,635

Nielsen & Bainbridge, LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 9.25% Cash, 1.00% LIBOR Floor)(18)	8/15/2021	25,000,000	25,000,000	24,696,000	4.8%
				25,000,000	25,000,000	24,696,000

NorthStar Group Services, Inc.	Construction & Building	Unsecured Debt (2.5% Cash, 15.5% PIK)	10/24/2019	26,107,691	26,107,691	26,042,683	5.0%
				26,107,691	26,107,691	26,042,683

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)	12/31/2018	20,661,469	20,661,469	20,245,760	3.9%
				20,661,469	20,661,469	20,245,760

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,867,506	21,867,506	21,457,709	4.2%
				21,867,506	21,867,506	21,457,709

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash)	7/8/2020	1,953,269	1,953,269	1,849,160	0.4%
		Equity - 479,283 Common Shares(25)		-	129,406	359,462	0.1%
		Warrants to purchase 2.8% of the outstanding common shares(26)	7/8/2020	-	52,757	243,317	0.1%
				1,953,269	2,135,432	2,451,939

Prestige Industries LLC	Services: Business	Senior Secured Second Lien Term Loan (10.00% Cash, 3.00% PIK)(10)	11/1/2017	7,679,806	7,596,895	2,818,258	0.6%
		Warrants to purchase 0.63% of the outstanding common units	11/1/2017	-	151,855	-	0.0%
				7,679,806	7,748,750	2,818,258

Prince Mineral Holding Corp.(8)	Wholesale	Senior Secured First Lien Note (11.50%)	12/15/2019	6,800,000	6,755,409	6,375,000	1.2%
				6,800,000	6,755,409	6,375,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(18)	11/1/2019	17,000,000	17,000,000	14,092,830	2.7%
				17,000,000	17,000,000	14,092,830

Response Team Holdings, LLC	Construction & Building	Preferred Equity (12.00% PIK)(10)		6,256,390	5,796,950	3,262,707	0.6%
		Warrants to purchase 7.2% of the outstanding common units	3/28/2019	-	429,012	-	0.0%
				6,256,390	6,225,962	3,262,707

Safeworks, LLC(12)	Capital Equipment	Unsecured Debt (12.00% Cash)	1/31/2020	15,000,000	15,000,000	15,150,000	2.9%
				15,000,000	15,000,000	15,150,000

Sendero Drilling Company, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash)(18)	3/18/2019	3,996,312	3,545,039	4,076,238	0.8%
		Warrants to purchase 5.52% of the outstanding common units	3/18/2019	-	793,523	5,399,817	1.1%
				3,996,312	4,338,562	9,476,055

Seotowncenter, Inc.(12)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(19)	9/11/2019	24,699,566	24,699,566	24,212,737	4.7%
		3,249.697 shares of Common Stock(14)		-	500,000	139,602	0.0%
				24,699,566	25,199,566	24,352,339

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(19)	7/31/2020	8,073,731	8,073,731	8,151,400	1.6%
				8,073,731	8,073,731	8,151,400

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor)(18)	8/19/2019	5,090,909	5,090,909	5,090,909	1.0%
		263,814.43 Class A Units(15)		-	263,815	125,830	0.0%
				5,090,909	5,354,724	5,216,739

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

T Residential Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	18,500,000	18,500,000	18,542,920	3.6%
				18,500,000	18,500,000	18,542,920

Taylored Freight Services, LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(19)	11/1/2017	15,040,795	15,040,796	14,841,956	2.9%
				15,040,795	15,040,796	14,841,956

Tenere Acquisition Corp.(7)(9)	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	11,051,371	11,051,371	11,181,885	2.2%
				11,051,371	11,051,371	11,181,885

Transtelco, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor)(18)	11/19/2017	18,672,000	18,672,000	18,837,434	3.7%
				18,672,000	18,672,000	18,837,434

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(18)	5/13/2022	24,000,000	21,333,743	12,795,840	2.5%
				24,000,000	21,333,743	12,795,840

Watermill-QMC Midco, Inc.	Automotive	1.3% Partnership Interest in Watermill-QMC Midco Inc.(6)		-	488,332	641,888	0.1%
				-	488,332	641,888

Wheels Up Partners LLC(12)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(19)	10/15/2021	16,598,494	16,598,494	16,654,099	3.2%
				16,598,494	16,598,494	16,654,099

Subtotal Non-Controlled / Non-Affiliated Investments				$825,021,074	$813,813,853	$767,302,020

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Control Investments:(5)

AAR Intermediate Holdings, LLC(7)(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00%, 1.00% LIBOR Floor)(19)	9/30/2021	8,984,232	8,984,232	8,984,232	1.7%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(19)	9/30/2021	18,451,002	14,890,698	14,889,405	2.9%
		Revolving Credit Facility (LIBOR + 5.00%, 1.00% LIBOR Floor)	9/30/2021	-	-	-	0.0%
		21.56 Class A Units represents 21.56% of the Outstanding Equity		-	-	-	0.0%
				27,435,234	23,874,930	23,873,637

Capstone Nutrition(12)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(19)	4/28/2019	22,784,841	20,803,397	14,615,564	2.8%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(19)	4/28/2019	9,858,981	9,153,997	6,324,142	1.2%
		4,664.6 Class B Shares and 9,424.4 Class C Shares(28)		-	12	-	0.0%
		2,932.3 Units of Common Stock(13)		-	400,003	-	0.0%
				32,643,822	30,357,409	20,939,706

Lydell Jewelry Design Studio, LLC(7)(12)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 7.50% PIK, 1.50% LIBOR Floor)(10)(18)	9/13/2018	15,576,447	14,269,868	5,707,522	1.1%
		Senior Secured First Lien Term Loan (LIBOR + 5.00% Cash, 1.50% LIBOR Floor)(18)	9/13/2018	1,500,000	1,500,000	1,500,000	0.3%
		Warrants to Purchase 13.3% of the outstanding membership units	9/13/2018	-	-	-	0.0%
		4,324,951.76 shares of Common Stock(20)		-	-	-	0.0%
				17,076,447	15,769,868	7,207,522

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		-	32,112,500	31,252,416	6.0%
				-	32,112,500	31,252,416

OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 13.00% PIK)(19)	5/5/2019	22,360,258	22,053,015	22,360,258	4.3%
		Unsecured Debt (8.00% PIK)(10)	7/24/2025	22,808,291	20,754,889	11,336,861	2.2%
		Warrants to purchase outstanding equity(21)	5/5/2019	-	872,698	-	0.0%
				45,168,549	43,680,602	33,697,119

United Road Towing, Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.00% PIK)	2/21/2020	18,725,607	18,725,607	18,725,607	3.6%
		Preferred Equity Class C (8.00% PIK)(10)		18,802,789	16,337,178	1,186,268	0.2%
		Preferred Equity Class C-1 (8.00% PIK)(10)		2,990,965	2,456,143	-	0.0%
		Preferred Equity Class A-2 (8.00% PIK)(10)		5,409,618	4,664,855	-	0.0%
		65,809.73 Class B Common Units(16)		-	1,098,096	-	0.0%
				45,928,979	43,281,879	19,911,875

Subtotal Control Investments				$168,253,031	$189,077,188	$136,882,275

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Affiliated Investments:

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.3%
		Preferred Equity - 33,300 Units(17)		-	3,330,000	3,330,000	0.7%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$6,670,000	$10,000,000	$10,000,000

Total Investments, September 30, 2016				$999,944,105	$1,012,891,041	$914,184,295	176.9%

(1) All of our investments are domiciled in the United States. Certain investments also have international operations.

(2) Par amount includes accumulated PIK interest and is net of repayments.

(3) Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $20.6 million, $107.0 million and $86.4 million, respectively. The tax cost basis of investments is $999.0 million as of September 30, 2016.

(4) Percentage is based on net assets of $516,919,142 as of September 30, 2016.

(5) Control Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6) 12,711 Units represents 1.3% of partnership interest in Watermill-QMC Partners, LP.

(7) The investment has an unfunded commitment as of September 30, 2016 (See note 8).

(8) Securities are exempt from registration under Rule 144a of the Securities Act of 1933. This security represents a fair value of $6.4 million and 1.2% of net assets as of September 30, 2016 and is considered restricted.

(9) Includes an analysis of the value of any unfunded loan commitments.

(10) The investment was on non-accrual status as of September 30, 2016.

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

(14) 3,249.697 shares of Common Stock represents 2.917% ownership of Boostability Holdings, Inc.

(15) 263,814.43 Class A Units represents 0.882% ownership of Stancor, Inc.

(16) 65,809.73 Class B Common Units Represents 65.8% ownership of United Road Towing, Inc.

(17) 33,300 Units represents 18.167% ownership of US Multifamily, LLC.

(18) The interest rate on these loans is subject to a base rate plus 1 Month London Interbank Offering Rate ("LIBOR"), which at September 30, 2016 was 0.52%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 1 Month LIBOR rate at September 30, 2016, the prevailing rate in effect at September 30, 2016 was the base rate plus the LIBOR Floor.

(19) The interest rate on these loans is subject to a base rate plus 3 Month LIBOR, which at September 30, 2016 was 0.84%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 3 Month LIBOR rate at September 30, 2016, the prevailing rate in effect at September 30, 2016 was the base rate plus the LIBOR Floor.

(20) 4,324,951.76 Units of Common Stock represents 62.7% of the oustanding equity in Lydell Jewelry Holding Company, LLC.

(21) 5,055.56 Units of Common Stock, represents 50.56% of the outstanding equity in Omnivere Holding Company, LLC.

(22) 1,230,769 Units represents 3.12% ownership of Pegasus Solutions, Inc.

(23) 150 Units represents 15.0% of Footprint Holding Company, Inc.

(24) The investment earns 0.50% commitment fee on all unused commitment. At September 30, 2016, there was $1,904,761.91 of unused commitment.

(25) 479,283 Common Shares represents 3.8% of the outstanding common shares in Point.360.

(26) 351,713 Units represents 2.8% of the outstanding common shares in Point.360.

(27) The investment earns 0.50% commitment fee on all unused commitment. At September 30, 2016, there was $446,428.57 of unused commitment.

(28) 4,664.6 Class B and 9,424.4 Class C Shares represents 4.86% and 9.83% ownership in INI Parent, Inc., respectively.

(29) 232 Common Units represents 23.2% of the outstanding shares in CP Midco, LLC.

(30) The interest rate on these loans is subject to a base rate plus ABR. As the interest rate is subject to a minimum ABR Floor which was greater than the ABR rate at September 30, 2016, the prevailing rate in effect at September 30, 2016 was the base rate plus the ABR Floor.

(31) This investment may accrue PIK interest at the election of the Borrower (LIBOR + 6.50%, 1.00% LIBOR Floor) and is determined at the end of the rate setting period.

(32) This investment may accrue PIK interest at the election of the Borrower (LIBOR + 9.50%, 1.00% LIBOR Floor) and is determined at the end of the rate setting period.

(33) 417 shares of Common Stock represents 0.3267% ownership of Be Green Holding Company.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2015

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Non-Controlled/ Non-Affiliated Investments:

AAR Intermediate Holdings LLC(11)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 12.00%, 1.00% LIBOR Floor)(18)	3/30/2019	31,966,906	30,302,821	22,503,872	3.6%
		Warrants to purchase 1.80% of outstanding company equity	3/30/2019	-	2,274,480	-	0.0%
				31,966,906	32,577,301	22,503,872

Accupac, Inc.	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor) (17)	3/20/2020	35,000,000	35,000,000	34,680,800	5.6%
				35,000,000	35,000,000	34,680,800

AESC Holding Corp, Inc.	Retail	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	5/27/2019	20,000,000	20,000,000	20,149,200	3.3%
				20,000,000	20,000,000	20,149,200

Albertville Quality Foods, Inc. (11)	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap)(17)	10/31/2018	17,452,830	17,452,830	17,580,585	2.8%
				17,452,830	17,452,830	17,580,585

Access Media Holdings, LLC (7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00%)	7/22/2020	7,536,913	7,536,913	7,536,913	1.2%
		Preferred Equity (12.00% PIK)	7/22/2020	1,187,417	1,187,417	207,578	0.0%
		16% of Common Equity of Newco	7/22/2020	-	-	-	0.0%
				8,724,330	8,724,330	7,744,491

American Covers, Inc.	Consumer Discretionary	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	3/1/2021	10,000,000	10,000,000	10,000,000	1.6%
				10,000,000	10,000,000	10,000,000

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Aurora Flight Sciences Corporation	Aerospace & Defense	Senior Secured Second Lien Term Loan (11.25% Cash, 2.00% PIK)	3/16/2016	16,461,545	16,461,545	16,461,545	2.7%
				16,461,545	16,461,545	16,461,545

Autosplice, Inc. (7)(9)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.00% LIBOR Floor)(18)	6/30/2019	14,817,844	14,817,844	14,773,761	2.4%
				14,817,844	14,817,844	14,773,761

Backcountry.com, Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(18)	6/30/2020	2,583,333	2,583,333	2,583,333	0.4%
				2,583,333	2,583,333	2,583,333

BayDelta Maritime LLC	Transportation: Cargo	Warrants to purchase 10% of the outstanding equity	6/30/2016	-	25,000	460,099	0.1%
				-	25,000	460,099

Be Green Packaging, LLC (7)(9)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 10.00%, 1.00% LIBOR Floor)(18)	12/13/2018	5,000,000	5,000,000	4,823,494	0.8%
		Senior Secured First Lien Delayed Draw (LIBOR + 10.00%, 1.00% LIBOR Floor)(18)	12/13/2018	3,416,667	3,416,667	3,294,714	0.5%
		Revolver (LIBOR + 10.00%, 1.00% LIBOR Floor)(18)	12/13/2018	354,167	354,167	327,425	0.1%
		1.13% Partnership Interest in RCAF VI CIV XXIII, L.P.	12/13/2018	-	416,250	230,894	0.0%
				8,770,834	9,187,084	8,676,527

Black Angus Steakhouses, LLC (7)(9)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	4/24/2020	8,111,607	8,111,607	8,111,607	1.3%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00%, 1.00% LIBOR Floor)	4/24/2020	-	-	-	0.0%
		Revolver (LIBOR + 9.00%, 1.00% LIBOR Floor)	4/24/2020	446,429	446,429	446,429	0.1%
				8,558,036	8,558,036	8,558,036

Brantley Transportation LLC (11)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00%)	8/2/2017	9,000,000	9,100,912	6,332,324	1.0%
				9,000,000	9,100,912	6,332,324

California Products Corporation	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (13.00%)	5/27/2019	13,750,000	13,750,000	13,837,313	2.2%
				13,750,000	13,750,000	13,837,313

Calloway Laboratories, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (17.00% PIK) (10)	9/30/2016	38,860,511	29,573,477	-	0.0%
		Warrants to purchase 15.00% of the outstanding equity	9/30/2016	-	68,433	-	0.0%
				38,860,511	29,641,910	-

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.00% PIK, 1.00% LIBOR Floor)(18)	4/28/2019	20,085,144	20,085,144	20,109,849	3.2%
		384.62 Units of Common Stock (12)	4/28/2019	-	400,000	731,126	0.1%
				20,085,144	20,485,144	20,840,975

CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.75% Cash, 1.00% LIBOR Floor)(18)	9/30/2020	17,000,000	17,000,000	17,000,000	2.7%
				17,000,000	17,000,000	17,000,000

ContMid Intermediate Inc.(11)	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	10/25/2019	15,000,000	15,000,000	14,811,049	2.4%
				15,000,000	15,000,000	14,811,049

ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(18)	6/17/2021	12,500,000	12,391,902	12,320,250	2.0%
				12,500,000	12,391,902	12,320,250

Crow Precision Components LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	9/30/2019	14,000,000	14,000,000	13,998,510	2.3%
		250 units of outstanding equity in Wingman Holdings, Inc.	9/30/2019	-	500,000	589,147	0.1%
				14,000,000	14,500,000	14,587,657

DHISCO Electronic Distribution, Inc. (7)(11)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 9.00%, 1.50% LIBOR Floor)	11/10/2019	31,238,095	31,238,095	31,479,253	5.1%
		Senior Secured First Lien Term Loan B (10.50% PIK)	2/10/2018	6,278,067	6,278,067	6,301,164	1.0%
		Revolving Credit Facility (LIBOR + 9.00%, 1.50% LIBOR Floor)(23)	5/10/2017	-	-	-	0.0%
		Equity - 1,230,769 Units(21)	2/10/2018	-	1,230,769	2,378,890	0.4%
				37,516,162	38,746,931	40,159,307

DLR Restaurants LLC (11)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (11.00% Cash, 2.50% PIK)	4/18/2018	23,512,686	23,512,686	23,226,501	3.7%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	276,092	276,092	272,037	0.0%
				23,788,778	23,788,778	23,498,538

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

DreamFinders Homes LLC (9)	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	10/1/2018	14,091,194	13,971,357	14,140,514	2.3%
		5,000 units of outstanding equity	10/1/2018	-	180,000	1,929,761	0.3%
				14,091,194	14,151,357	16,070,275

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	3/6/2018	17,575,000	17,575,000	17,042,829	2.7%
				17,575,000	17,575,000	17,042,829

Essex Crane Rental Corp. (11)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 12.50% Cash, 1.00% LIBOR Floor)(18)	5/13/2019	20,000,000	20,000,000	19,325,800	3.1%
				20,000,000	20,000,000	19,325,800

FKI Security Group LLC (11)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	3/30/2020	14,906,250	14,906,250	14,616,174	2.4%
				14,906,250	14,906,250	14,616,174

Footprint Acquisition LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash)(17)	2/27/2020	5,250,102	5,250,103	5,151,828	0.8%
		Preferred Equity (8.75% PIK)	2/27/2020	5,151,581	5,151,581	4,652,001	0.8%
		150.0 units of Common Stock(22)	2/27/2020	-	-	-	0.0%
				10,401,683	10,401,684	9,803,829

Freedom Powersports LLC(7)(9)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.50% Cash, 1.50% LIBOR Floor)(18)	9/26/2019	10,200,000	10,200,000	10,268,663	1.7%
		Senior Secured First Lien Delayed Draw (LIBOR + 11.50% Cash, 1.50% LIBOR Floor)	9/26/2019	3,000,000	3,000,000	3,032,312	0.5%
				13,200,000	13,200,000	13,300,975

Harrison Gypsum LLC (11)	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)(17)	12/21/2018	56,134,983	56,134,983	55,225,035	8.9%
				56,134,983	56,134,983	55,225,035

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	20,523,479	3.3%
				20,000,000	20,000,000	20,523,479

Help/Systems LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	6/28/2020	15,000,000	15,000,000	15,150,000	2.5%
				15,000,000	15,000,000	15,150,000

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.25% Cash)(17)	3/6/2019	22,500,000	22,500,000	22,183,434	3.6%
				22,500,000	22,500,000	22,183,434

Jordan Reses Supply Company LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00%, 1.00% LIBOR Floor)	4/24/2020	20,000,000	20,000,000	20,349,811	3.3%
				20,000,000	20,000,000	20,349,811

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(18)	2/19/2019	15,730,619	15,014,318	15,055,776	2.4%
		Warrants to purchase 2.36% of the outstanding equity	2/19/2019	-	955,680	353,080	0.1%
				15,730,619	15,969,998	15,408,856

Lucky Strike Entertainment, L.L.C.	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor, 2.00% PIK)(18)	12/24/2019	10,254,472	10,254,472	10,163,515	1.6%
				10,254,472	10,254,472	10,163,515

Lydell Jewelry Design Studio LLC (11)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 7.50% PIK, 1.50% LIBOR Floor)(17)	9/13/2018	14,436,386	14,195,568	11,888,075	1.9%
		Warrants to purchase 13.3% of the outstanding membership units	9/13/2018	-	-	-	0.0%
				14,436,386	14,195,568	11,888,075

Merchant Cash and Capital LLC (9)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor)(17)	3/4/2016	17,500,000	17,500,000	17,547,775	2.8%
		Senior Secured Second Lien Term Loan (12.00% Cash)	8/19/2016	15,000,000	15,000,000	14,978,850	2.4%
				32,500,000	32,500,000	32,526,625

Meridian Behavioral Health LLC (7)(9)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 11.50%, 2.50% LIBOR Floor)(18)	11/14/2016	10,289,141	10,122,094	10,289,141	1.7%
		Senior Secured First Lien Term Loan B (LIBOR + 11.50%, 2.50% LIBOR Floor)(18)	11/14/2016	6,600,000	6,600,000	6,600,000	1.1%
		Warrants to purchase 8% of the outstanding equity	11/14/2016	-	536,296	5,431,566	0.9%
				16,889,141	17,258,390	22,320,707

Miratech Intermediate Holdings, Inc. (9)(11)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor, 2% PIK)(17)	5/9/2019	13,756,657	13,756,657	13,580,572	2.2%
				13,756,657	13,756,657	13,580,572

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(17)	3/10/2019	9,140,653	9,140,653	9,274,290	1.5%
				9,140,653	9,140,653	9,274,290

Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(18)	9/29/2020	35,278,846	35,278,846	35,302,130	5.7%
				35,278,846	35,278,846	35,302,130

Nielsen & Bainbridge LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 9.25% Cash, 1.00% LIBOR Floor)(17)	8/15/2021	25,000,000	25,000,000	24,714,648	4.0%
				25,000,000	25,000,000	24,714,648

Northern Lights MIDCO LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.50% LIBOR Floor)	11/24/2019	4,523,750	4,523,750	4,570,584	0.7%
				4,523,750	4,523,750	4,570,584

NorthStar Group Services, Inc.	Construction & Building	Unsecured Debt (2.50% Cash, 15.50% PIK)	10/24/2019	23,181,705	23,181,705	23,181,705	3.7%
				23,181,705	23,181,705	23,181,705

Oxford Mining Company, LLC (9)	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)	12/31/2018	20,160,994	20,160,994	19,387,166	3.1%
				20,160,994	20,160,994	19,387,166

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,427,726	21,427,726	21,083,168	3.4%
				21,427,726	21,427,726	21,083,168

Point.360 (7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash)(18)	7/8/2020	320,000	320,000	320,000	0.1%
		Equity - 479,283 Common Shares(24)	7/8/2020	-	129,406	479,283	0.1%
		Warrants to purchase 2.8% of the outstanding common shares (25)	7/8/2020	-	52,757	272,711	0.0%
				320,000	502,163	1,071,994

Prestige Industries LLC	Services: Business	Senior Secured Second Lien Term Loan (18.00% PIK)	11/1/2017	7,932,041	7,879,441	7,280,186	1.2%
		Warrants to purchase 0.63% of the outstanding common units	11/1/2017	-	151,855	-	0.0%
				7,932,041	8,031,296	7,280,186

Prince Mineral Holding Corp.(8)	Metals & Mining	Senior Secured First Lien Note (11.50%)	12/15/2019	6,800,000	6,744,599	5,712,000	0.9%
				6,800,000	6,744,599	5,712,000

RCS Management Corporation & Specialized Medical Services, Inc. (7)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan ( LIBOR + 11.00% Cash, 1.50% LIBOR Floor, 0.50% PIK)(17)	2/29/2016	28,746,290	28,746,290	28,746,290	4.6%
				28,746,290	28,746,290	28,746,290

Red Skye Wireless LLC (7)(9)	Retail	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(17)	6/27/2018	20,387,686	20,387,686	20,666,563	3.3%
				20,387,686	20,387,686	20,666,563

Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(17)	11/1/2019	17,000,000	17,000,000	13,436,761	2.2%
				17,000,000	17,000,000	13,436,761

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Response Team Holdings, LLC	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 2.00% LIBOR Floor)(17)	3/28/2019	25,537,850	25,537,850	25,305,455	4.1%
		Preferred Equity (12.00% PIK)	3/28/2019	5,549,736	5,218,954	5,077,731	0.8%
		Warrants to purchase 6.17% of the outstanding common units	3/28/2019	-	429,012	837,967	0.1%
				31,087,586	31,185,816	31,221,153

Safeworks LLC(11)	Capital Equipment	Unsecured Debt (12.00% Cash)	1/31/2020	15,000,000	15,000,000	15,148,023	2.4%
				15,000,000	15,000,000	15,148,023

Sendero Drilling Company LLC (9)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash)(17)	3/18/2019	13,026,628	12,427,454	13,106,872	2.1%
		Warrants to purchase 5.52% of the outstanding common units	3/18/2019	-	793,523	4,353,269	0.7%
				13,026,628	13,220,977	17,460,141

Seotowncenter, Inc.(11)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	9/11/2019	27,500,000	27,500,000	27,428,182	4.4%
		3,249.697 shares of Common Stock(13)	9/11/2019	-	500,000	1,184,303	0.2%
				27,500,000	28,000,000	28,612,485

Ship Supply Acquisition Corporation (7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(18)	7/31/2020	8,498,664	8,498,664	8,498,579	1.4%
		Revolver (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(18)(19)	7/31/2016	414,569	414,569	414,569	0.1%
				8,913,233	8,913,233	8,913,148

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor)(17)	8/19/2019	7,000,000	7,000,000	6,815,830	1.1%
		263,814.43 Class A Units(14)	8/19/2019	-	263,814	267,114	0.0%
				7,000,000	7,263,814	7,082,944

T. Residential Holdings LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	19,500,000	19,500,000	19,500,000	3.1%
				19,500,000	19,500,000	19,500,000

Taylored Freight Services LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(18)	11/1/2017	15,330,548	15,330,548	14,274,887	2.3%
				15,330,548	15,330,548	14,274,887

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Tempel Steel Company(8)	Metals & Mining	Senior Secured First Lien Note (12.00%)	8/15/2016	11,000,000	10,952,851	10,145,174	1.7%
				11,000,000	10,952,851	10,145,174

Tenere Acquisition Corp.(7)(9)	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	11,359,842	11,359,842	11,627,039	1.9%
				11,359,842	11,359,842	11,627,039

Transtelco Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor)(17)	11/19/2017	18,864,000	18,864,000	18,924,365	3.1%
				18,864,000	18,864,000	18,924,365

Untangle, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash)(17)	4/18/2019	9,527,500	9,527,500	9,527,690	1.5%
				9,527,500	9,527,500	9,527,690

Velocity Pooling Vehicle LLC	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(17)	5/14/2022	24,000,000	21,008,149	19,832,766	3.2%
				24,000,000	21,008,149	19,832,766

Watermill-QMC Midco, Inc.	Automotive	Senior Secured First Lien Term Loan (13.00% Cash)	6/30/2020	15,409,609	15,409,609	15,409,609	2.5%
		1.3% Partnership Interest in Watermill-QMC Midco Inc. (6)	6/30/2020	-	295,362	295,362	0.0%
				15,409,609	15,704,971	15,704,971

Wheels Up Partners LLC (11)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(18)	10/15/2021	18,230,736	18,230,736	18,311,863	3.1%
				18,230,736	18,230,736	18,311,863

Window Products, Inc.	Construction & Building	Senior Secured Second Lien Term Loan (LIBOR + 10.75% Cash, 1.00% LIBOR Floor)(18)	12/27/2019	14,000,000	14,000,000	14,140,000	2.3%
				14,000,000	14,000,000	14,140,000

Subtotal Non-Controlled / Non-Affiliated Investments				$1,182,862,012	$1,175,785,384	$1,131,893,787

Company (1)	Industry	Type of Investment	Maturity	Par Amount (2)	Cost(3)	Fair Value	% of Net Assets (4)

Control Investments: (5)

MCC Senior Loan Strategy JV I LLC	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		-	14,437,500	14,215,834	2.3%
				-	14,437,500	14,215,834

OmniVere LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 12.00% Cash, 1.00% PIK)(18)	5/5/2019	17,805,885	17,406,591	17,805,885	2.9%
		Unsecured Debt (8.00% PIK) (10)	7/24/2025	12,971,722	12,482,835	7,059,693	1.1%
		Warrants to purchase outstanding equity (20)	5/5/2019	-	872,698	-	0.0%
				30,777,607	30,762,124	24,865,578

United Road Towing Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash)(18)	2/21/2020	17,000,000	17,000,000	16,489,975	2.7%
		Preferred Equity Class C (8.00% PIK) (10)	2/21/2020	18,802,789	17,466,375	17,747,200	2.9%
		Preferred Equity Class C-1 (8.00% PIK) (10)	2/21/2020	1,326,945	1,326,946	27,028	0.0%
		Preferred Equity Class A-2 (8.00% PIK) (10)	2/21/2020	4,996,578	4,664,855	690,695	0.1%
		65,809.73 Class B Common Units(15)	2/21/2020	-	1,098,096	161,892	0.0%
				42,126,312	41,556,272	35,116,790

Subtotal Control Investments				$72,903,919	$86,755,896	$74,198,202

Affiliated Investments:

US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.1%
		Preferred Equity - 33,300 Units(16)	9/10/2019	-	3,330,000	3,330,000	0.5%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$6,670,000	$10,000,000	$10,000,000

Total Investments, September 30, 2015				$1,262,435,930	$1,272,541,280	$1,216,091,989	196.2%

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

September 30, 2016

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

The Company’s investment objective is to generate current income and capital appreciation by lending to privately-held middle market companies, primarily through directly originated transactions, to help these companies fund acquisitions, growth or refinancing. The portfolio generally consists of senior secured first lien term loans and senior secured second lien term loans. In many of our investments, we will receive warrants or other equity participation features which we believe will increase the total investment returns.

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

As of September 30, 2016, $104.5 million is invested in an interest-bearing money market account, which is a level 1 investment (see Note 4).

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

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Fee income for the years ended September 30, 2016, 2015, and 2014 was approximately $7.5 million, $10.7 million, and $29.1 million, respectively (see Note 9).

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt.

Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the years ended September 30, 2016, 2015, and 2014, the Company earned approximately $12.5 million, $10.2 million, and $10.7 million in PIK, respectively.

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the year ended September 30, 2016, $15.7 million of our realized loss related to certain non-cash restructuring transactions, which is recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. There were no realized gains or losses related to such non-cash restructuring transactions for the years ended September 30, 2015 and 2014. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At September 30, 2016, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $55.9 million, or 6.1% of the fair value of our portfolio. At September 30, 2015, certain investments in three portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $25.5 million, or 2.1% of the fair value of our portfolio. At September 30, 2014, certain investments in four portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $40.3 million, or 3.2% of the fair value of our portfolio.

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

Investments in investment funds are valued at fair value. Fair values are generally determined utilizing the net asset value (“NAV”) supplied by, or on behalf of, management of each investment fund, which is net of management and incentive fees or allocations charged by the investment fund and is in accordance with the “practical expedient”, as defined by the Accounting Standards Update (“ASU”) 2009-12,  Investments in Certain Entities that Calculate Net Asset Value per Share . NAVs received by, or on behalf of, management of each investment fund are based on the fair value of the investment funds’ underlying investments in accordance with policies established by management of each investment fund, as described in each of their financial statements and offering memorandum.

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

The methodologies and information that the Company utilizes when applying the Market Approach for performing investments includes, among other things:

•	valuations of comparable public companies (“Guideline Comparable Approach”),

•	recent sales of private and public comparable companies (“Guideline Comparable Approach”),

•	recent acquisition prices of the company, debt securities or equity securities (“Acquisition Price Approach”),

•	external valuations of the portfolio company, offers from third parties to buy the company (“Estimated Sales Proceeds Approach”),

•	subsequent sales made by the company of its investments (“Expected Sales Proceeds Approach”); and

•	estimating the value to potential buyers.

The methodologies and information that the Company utilizes when applying the Income Approach for performing investments includes:

•	discounting the forecasted cash flows of the portfolio company or securities (Discounted Cash Flow (“DCF”) Approach); and

•	Black-Scholes model or simulation models or a combination thereof (Income Approach – Option Model) with respect to the valuation of warrants.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	our quarterly valuation process begins with each portfolio investment being internally valued by the valuation professionals;

•	preliminary valuation conclusions are then documented and discussed with senior management; and

•	an independent valuation firm engaged by our board of directors reviews approximately one third of these preliminary valuations each quarter on a rotating quarterly basis on non-fiscal year-end quarters, such that each of these investments will be valued by independent valuation firms at least twice per annum when combined with the fiscal year-end review of all the investments by independent valuation firms.

In addition, all of our investments are subject to the following valuation process:

•	the audit committee of our board of directors reviews the preliminary valuations of the investment professionals, senior management and independent valuation firms; and

•	our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of MCC Advisors, the respective independent valuation firms and the audit committee.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contracts with a customer, (2) identify the performance obligations in the contracts, (3) determine the transaction prices, (4) allocate the transaction prices to the performance obligations in the contracts, and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. The new standard will become effective for the Company on October 1, 2018, with early application permitted to the effective date of October 1, 2017. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August, 2014, the FASB released Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires the Company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one year period subsequent to the date that the financial statements are issued or within the one year period subsequent the date that the financial statements are available to be issued. ASU 2014-15 becomes effective for fiscal periods ending after December 15, 2016; however, early adoption is permitted. The Company has not elected to early adopt ASU 2014-15 and is considering its effects upon the financial statements.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There is no provision for federal excise tax for 2015 accrued at September 30, 2016.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of September 30, 2016, and 2015, the Company recorded a deferred tax liability of $2.0 million, and $1.8 million, respectively, on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net gain/(loss) on investments in the Consolidated Statements of Operations. For the year ended September 30, 2016, the change in provision for deferred taxes on the unrealized loss on investments was $0.1 million. For the years ended September 30, 2015, and 2014, the change in provision for deferred taxes on the unrealized gain on investments were $0.1 million, and $1.6 million respectively.

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

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended September 30, 2016, 2015 and 2014, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of distributions and closing fees as follows (dollars in thousands):

	For the years ended September 30
	2016	2015	2014
Capital in excess of par value	$-	$-	$(7,481,539)
Accumulated undistributed net investment income/(loss)	(1,008,000)	(284,593)	7,837,283
Accumulated net realized gain/(loss) from investments	1,008,000	284,593	(355,744)

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended September 30, 2016, 2015 and 2014 were as follows:

	For the years ended September 30
	2016	2015	2014
Ordinary income	$62,122,756	$73,697,139	$64,544,920
Distributions of long-term capital gains	-	276,671	989,866
Return of capital	-	-	7,481,540
Distributions on a tax basis	$62,122,756	$73,973,810	$73,016,326

For federal income tax purposes, the cost of investments owned at September 30, 2016, 2015 and 2014 were approximately $999.0 million, $1,252.4 million, and $1,253.5 million, respectively.

At September 30, 2016, 2015 and 2014, the components of distributable earnings/(accumulated deficits) on a tax basis detailed below differ from the amounts reflected in the Company’s Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain fee income and organizational expenses, as follows:

	For the years ended September 30
	2016	2015	2014
Undistributed ordinary income	$8,793,113	$959,579	$-
Accumulated capital and other losses	(99,177,258)	(60,625,616)	-
Other temporary differences	(11,708,070)	(187,110)	(203,319)
Unrealized appreciation/(depreciation)	(86,369,176)	(38,523,401)	(9,441,598)
Components of distributable earnings/(accumulated deficits) at year end	$(188,461,391)	$(98,376,548)	$(9,644,917)

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at September 30, 2016. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of September 30, 2016 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$612,762	60.5%	$565,329	61.8%
Senior Secured Second Lien Term Loans	229,898	22.7	213,537	23.4
Senior Secured First Lien Notes	26,755	2.6	27,423	3.0
Unsecured Debt	62,150	6.1	52,809	5.8
MCC Senior Loan Strategy JV I LLC	32,113	3.2	31,252	3.4
Equity/Warrants	49,213	4.9	23,834	2.6
Total	$1,012,891	100.0%	$914,184	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At September 30, 2016, and 2015, the total fair value of warrants was $5.8 million and $11.9 million, respectively, and were included in investments at fair value on the Consolidated Statement of Assets and Liabilities. During the years ended September 30, 2016 and 2015, the Company acquired 0 and 1 warrant positions, respectively.

Total unrealized gains related to warrants for the years ended September 30, 2016, 2015, and 2014 were $2.1 million, $5.4 million, and $8.4 million, respectively and were recorded on the Consolidated Statements of Operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2016 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$123,703	13.5%
Banking, Finance, Insurance & Real Estate	96,207	10.5
Construction & Building	91,087	10.0
Hotel, Gaming & Leisure	68,605	7.5
Automotive	60,303	6.6
Healthcare & Pharmaceuticals	57,041	6.2
Energy: Oil & Gas	52,646	5.8
Aerospace & Defense	51,656	5.6
Telecommunications	44,015	4.8
Containers, Packaging & Glass	42,197	4.6
Chemicals, Plastics & Rubber	32,640	3.6
Multisector Holdings	31,252	3.4
Beverage & Food	30,225	3.3
Capital Equipment	29,756	3.3
Consumer goods: Durable	24,696	2.7
Metals & Mining	20,246	2.2
High Tech Industries	14,489	1.6
Retail	12,565	1.4
Services: Consumer	9,440	1.0
Media: Broadcasting & Subscription	7,832	0.9
Consumer goods: Non-durable	7,208	0.8
Wholesale	6,375	0.7
Total	$914,184	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2015 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$161,700	13.3%
Construction & Building	103,939	8.6
Banking, Finance, Insurance & Real Estate	101,899	8.4
Automotive	99,414	8.2
Healthcare & Pharmaceuticals	92,258	7.6
Metals & Mining	90,469	7.4
Hotel, Gaming & Leisure	73,821	6.1
Aerospace & Defense	69,885	5.7
Energy: Oil & Gas	63,339	5.2
Containers, Packaging & Glass	58,766	4.8
Chemicals, Plastics & Rubber	46,548	3.8
Retail	43,399	3.6
Telecommunications	40,519	3.3
Beverage & Food	39,575	3.3
Capital Equipment	29,764	2.4
Consumer goods: Durable	24,715	2.0
Services: Consumer	17,000	1.4
High Tech Industries	14,774	1.2
Multisector Holdings	14,216	1.2
Consumer goods: Non-durable	11,888	1.0
Consumer Discretionary	10,000	0.8
Media: Broadcasting & Subscription	7,744	0.6
Transportation: Cargo	460	0.1
Total	$1,216,092	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at September 30, 2016 (dollars in thousands):

	Fair Value	Percentage
Midwest	$217,229	23.8%
Southwest	195,672	21.4
Southeast	180,159	19.7
West	136,279	14.9
Northeast	134,781	14.7
Mid-Atlantic	50,064	5.5
Total	$914,184	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2015 (dollars in thousands):

	Fair Value	Percentage
Midwest	$387,086	31.8%
Southwest	254,265	20.9
West	192,906	15.9
Southeast	177,269	14.6
Northeast	126,756	10.4
Mid-Atlantic	77,810	6.4
Total	$1,216,092	100.0%

Transactions With Affiliated Companies

During the years ended September 30, 2016 and 2015, the Company had investments in portfolio companies designated as controlled investments and affiliates under the 1940 Act. Transactions with control investments and affiliates were as follows:

Name of Investment	Fair Value at September 30, 2015	Purchases (Sales) of/Advances to Affiliates	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2016	Interest Income	Dividend Income(3)
Controlled Investments
AAR Intermediate Holdings, LLC	$-	$-	$23,874,931	$(1,294)	$-	$23,873,637	$6,135	$-
Capstone Nutrition	-	9,872,264	20,840,975	(9,773,533)	-	20,939,706	783,359	-
Lydell Jewelry Design Studio, LLC	-	1,574,300	11,888,075	(6,254,853)	-	7,207,522	22,479	-
MCC Senior Loan Strategy JV I LLC(1)	14,215,834	17,675,000	-	(638,418)	-	31,252,416	-	1,080,625
OmniVere LLC	24,865,578	12,918,479	-	(4,086,938)	-	33,697,119	2,922,578	-
United Road Towing, Inc.	35,116,790	1,725,607	-	(16,930,522)	-	19,911,875	1,746,391	-
Total Controlled Investments	$74,198,202	$43,765,650	$56,603,981	$(37,685,558)	$-	$136,882,275	$5,480,942	$1,080,625

Non-Controlled Affiliates
US Multifamily, LLC	$10,000,000	$-	$-	$-	$-	$10,000,000	$667,000	$-
Total Non-Controlled Affiliates	$10,000,000	$-	$-	$-	$-	$10,000,000	$667,000	$-

Name of Investment	Fair Value at September 30, 2014	Purchases (Sales) of/Advances to Affiliates	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)(2)	Realized Gain/(Loss)(2)	Fair Value at September 30, 2015	Interest Income(2)	Dividend Income(2)
Controlled Investments
MCC Senior Loan Strategy JV I LLC(1)	$-	$14,437,500	$-	$(221,666)	$-	$14,215,834	$-	$-
OmniVere LLC	-	5,896,545	24,865,578	(5,896,545)	-	24,865,578	447,077	-
United Road Towing, Inc.	38,244,386	1,656,318	-	(4,783,914)	-	35,116,790	3,039,906	-
Total Controlled Investments	$38,244,386	$21,990,363	$24,865,578	$(10,902,125)	$-	$74,198,202	$3,486,983	$-

Non-Controlled Affiliates
US Multifamily, LLC	$10,000,000	$-	$-	$-	$-	$10,000,000	$667,000	$-
Cymax Stores, Inc.	11,434,667	(11,392,181)	-	(1,491,516)	1,449,030	-	662,098	-
Total Non-Controlled Affiliates	$21,434,667	$(11,392,181)	$-	$(1,491,516)	$1,449,030	$10,000,000	$1,329,098	$-

(1)	The Company and Great American Life Insurance Company (“GALIC”) are the members of MCC Senior Loan Strategy JV I LLC (“MCC JV”), a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members of MCC JV make capital contributions as investments by MCC JV are completed, and all portfolio and other material decisions regarding MCC JV must be submitted to MCC JV’s board of managers, which is comprised of an equal number of members appointed by each of the Company and GALIC. Approval of MCC JV’s board of managers requires the unanimous approval of a quorum of the board of managers, with a quorum consisting of equal representation of members appointed by each of the Company and GALIC. Because management of MCC JV is shared equally between the Company and GALIC, the Company does not have operational control over the MCC JV for purposes of the 1940 Act or otherwise.

(2)	The prior year table has been modified to conform to the current year.

(3)	Amount represents distributions from MCC JV to the Company and is a component of dividend income, net of provisional taxes in the Consolidated Statements of Operations.

Purchases/(sales) of or advances/(distributions) to affiliates represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to payment-in-kind interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the years ended September 30, 2016 and 2015, respectively. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from affiliates is included in total investment income on the Consolidated Statements of Operations for the years ended September 30, 2016 and 2015, respectively.

Loan Participation Sales

The Company sells portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At September 30, 2016, there were 14 participation agreements outstanding with an aggregate fair value of $254.5 million. At September 30, 2015, there were 14 participation agreements outstanding with an aggregate fair value of $301.6 million. Such investments where the Company has retained a proportionate interest are included in the consolidated schedule of investments. All of these investments are classified within Level 3 of the fair value hierarchy, as defined in Note 4.

During the years ended September 30, 2016, 2015, and 2014, the Company made interest and principal payments to the sub-participant in the aggregate amount of $26.4 million, $24.2 million, and $33.3 million, respectively. Under the terms of the participation agreements, the Company will make periodic payments to the sub-participant equal to the sub-participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

MCC Senior Loan Strategy JV I LLC

On March 27, 2015, the Company and GALIC entered into a limited liability company operating agreement to co-manage MCC JV. All portfolio and other material decisions regarding MCC JV must be submitted to MCC JV’s board of managers, which is comprised of four members, two of whom are selected by the Company and the other two are selected by GALIC. The Company has concluded that it does not operationally control MCC JV. As the Company does not operationally control MCC JV, it does not consolidate the operations of MCC JV within the consolidated financial statements. As a practical expedient, the Company uses NAV to determine the value of its investment in MCC JV; therefore, this investment has been presented as a reconciling item within the fair value hierarchy (see Note 4). Investments held by MCC JV are measured at fair value using the same valuation methodologies as described in Note 2.

As of September 30, 2016, MCC JV had total capital commitments of $100.0 million with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $36.7 million was funded as of September 30, 2016 relating to these commitments, of which $32.1 million was from the Company.

On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with initial commitments of $100 million subject to leverage and borrowing base restrictions. The JV Facility will bear interest at a rate of LIBOR (with no minimum) + 2.50% per annum. The revolving loan period ends on August 4, 2018 and the final maturity date is August 4, 2022. As of September 30, 2016, there was approximately $68.1 million outstanding under the JV Facility.

At September 30, 2016 and 2015, MCC JV had total investments at fair value of $93.4 million and $14.3 million, respectively. As of September 30, 2016 and 2015, MCC JV’s portfolio was comprised of senior secured first lien term loans to 30 and 5 borrowers, respectively. As of September 30, 2016, certain investments in one portfolio company were on non-accrual status. As of September 30, 2015, none of these investments were on non-accrual status.

Below is a summary of MCC JV’s portfolio, followed by a listing of the individual loans in MCC JV’s portfolio as of September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Senior Secured Loans(1)	$95,872,612	$14,373,473
Weighted average current interest rate on Senior Secured Loans(2)	6.70%	7.17%
Number of borrowers in MCC JV	30	5
Largest loan to a single borrower(1)	$5,216,234	$3,000,000
Total of five largest loans to borrowers(1)	$22,637,363	$14,373,473

(1)	At par value.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

MCC JV Loan Portfolio as of September 30, 2016

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	2,487,500	2,487,500	2,487,500	7.0%
				2,487,500	2,487,500	2,487,500

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(1)	9/3/2021	2,747,500	2,724,808	2,728,295	7.6%
				2,747,500	2,724,808	2,728,295

Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	9/2/2023	4,000,000	3,960,392	3,960,000	11.1%
				4,000,000	3,960,392	3,960,000

APCO Holdings, Inc	Automotive	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/31/2022	3,703,125	3,604,166	3,660,168	10.2%
				3,703,125	3,604,166	3,660,168

API Technologies Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(1)	4/22/2022	2,992,500	2,936,717	2,932,650	8.2%
				2,992,500	2,936,717	2,932,650

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets
Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(1)	4/12/2023	3,000,000	2,947,612	2,910,000	8.1%
				3,000,000	2,947,612	2,910,000

CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,500,000	3,448,618	3,395,002	9.5%
				3,500,000	3,448,618	3,395,002

CP OpCo, LLC Term Loan A	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	495,048	495,048	495,048	1.4%
				495,048	495,048	495,048

CP OpCo, LLC Term Loan B	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	206,270	206,270	206,270	0.6%
				206,270	206,270	206,270

CP OpCo, LLC Term Loan C(3)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	3/31/2019	1,447,834	717,016	717,016	2.0%
				1,447,834	717,016	717,016

CP OpCo, LLC Term Loan D(3)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	3/31/2019	901,391	-	-	0.0%
				901,391	-	-

CP OpCo, LLC Revolving Credit Facility	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	128,038	128,038	128,038	0.4%
				128,038	128,038	128,038

CP OpCo, LLC Revolving Credit Facility	Services: Consumer	Senior Secured First Lien Term Loan (ABR + 3.50% Cash, 3.50% ABR Floor)(1)	3/31/2019	112,674	112,674	112,674	0.3%
				112,674	112,674	112,674

CP Opco, LLC (Classic Party Rentals) Common Units	Services: Consumer	Common Stock		41	-	-	0.0%
				41	-	-

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets
CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(1)	12/19/2020	2,646,703	2,641,393	2,646,703	7.4%
				2,646,703	2,641,393	2,646,703

Elite Comfort Solutions, Inc	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(1)	1/15/2021	4,196,875	4,196,875	4,238,844	11.9%
				4,196,875	4,196,875	4,238,844

Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/2/2023	2,992,500	2,981,967	2,962,575	8.3%
				2,992,500	2,981,967	2,962,575

GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)	6/16/2023	3,990,000	3,835,508	3,795,687	10.6%
				3,990,000	3,835,508	3,795,687

HarborTouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)	5/31/2022	3,478,125	3,445,054	3,443,344	9.6%
				3,478,125	3,445,054	3,443,344

High Ridge Brands Co.	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(1)	6/30/2022	1,870,313	1,842,364	1,842,257	5.2%
				1,870,313	1,842,364	1,842,257

Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	3/30/2022	4,977,182	4,918,462	5,020,982	14.1%
				4,977,182	4,918,462	5,020,982

Keurig Green Mountain, Inc.	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 0.75% LIBOR Floor)(1)	3/3/2023	4,013,275	3,963,303	4,013,275	11.2%
				4,013,275	3,963,303	4,013,275

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets
Kraton Polymers LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	1/6/2022	3,000,000	2,891,792	3,030,000	8.5%
				3,000,000	2,891,792	3,030,000

MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	12/15/2022	5,216,234	5,173,584	5,160,681	14.4%
				5,216,234	5,173,584	5,160,681

MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	6/29/2020	1,995,000	1,976,126	1,990,012	5.5%
				1,995,000	1,976,126	1,990,012

NetSmart Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/19/2023	2,493,750	2,469,871	2,503,227	7.0%
				2,493,750	2,469,871	2,503,227

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	6/4/2020	2,962,302	2,962,302	2,948,972	8.3%
				2,962,302	2,962,302	2,948,972

Pomeroy Group LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	11/30/2021	3,491,206	3,389,703	3,386,470	9.5%
				3,491,206	3,389,703	3,386,470

Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	4/29/2022	2,487,500	2,441,013	2,409,765	6.7%
				2,487,500	2,441,013	2,409,765

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	10/30/2022	2,966,292	2,914,417	2,904,564	8.1%
				2,966,292	2,914,417	2,904,564

Sundial Group Holdings LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	10/19/2021	2,925,000	2,875,629	2,879,721	8.1%
				2,925,000	2,875,629	2,879,721

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets
Survey Sampling International, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/16/2020	2,984,843	2,957,468	2,954,994	8.3%
				2,984,843	2,957,468	2,954,994

TaxAct, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)	1/3/2023	4,233,796	4,129,461	4,302,807	12.0%
				4,233,796	4,129,461	4,302,807

VCVH Holding Corp.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/1/2023	2,992,500	2,963,504	2,971,852	8.3%
				2,992,500	2,963,504	2,971,852

Victory Capital Operating, LLC.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 7.50%, 1.00% LIBOR Floor)(1)	10/29/2021	1,643,836	1,619,749	1,615,069	4.5%
				1,643,836	1,619,749	1,615,069

Western Digital Corporation	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 0.75% LIBOR Floor)(1)	4/29/2023	2,593,500	2,541,321	2,617,879	7.3%
				2,593,500	2,541,321	2,617,879

Total Investments, September 30, 2016				$95,872,654	$92,899,725	$93,372,341	261.4%

(1)	Represents the weighted average annual current interest rate as of September 30, 2016. All interest rates are payable in cash, unless otherwise noted.
(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.
(3)	This investment was on non-accrual status as of September 30, 2016

MCC JV Loan Portfolio as of September 30, 2015

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	9/3/2021	2,800,000	2,772,167	2,772,000	17.0%
				2,800,000	2,772,167	2,772,000

CP OPCO LLC	Services: Consumer	Senior Secured First Lien Term loans (LIBOR + 6.75%, 1.00% LIBOR Floor)(1)	9/30/2020	3,000,000	2,982,480	3,000,000	18.5%
				3,000,000	2,982,480	3,000,000

CRGT, Inc.	High Tech Industries	Senior Secured First Lien Term loans (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	12/19/2020	2,981,013	2,973,610	2,973,560	18.3%
				2,981,013	2,973,610	2,973,560

Language Line, Inc.	Telecommunications	Senior Secured First Lien Term loans (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	7/7/2021	2,600,000	2,574,605	2,596,750	16.0%
				2,600,000	2,574,605	2,596,750

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	6/4/2020	2,992,460	2,992,460	2,939,191	18.1%
				2,992,460	2,992,460	2,939,191

Total Investments, September 30, 2015				$14,373,473	$14,295,322	$14,281,501	87.9%

(1)	Represents the weighted average annual current interest rate as of September 30, 2015. All interest rates are payable in cash, unless otherwise noted.
(2)	Represents the fair value in accordance with ASC 820. The determination of such fair value is not included in the Company’s Board of Directors’s valuation process described elsewhere herein.

Below is certain summarized financial Information for MCC JV as of September 30, 2016 and 2015, and for the year ended September 30, 2015 and the period from July 15, 2015 (commencement of operations) through September 30, 2015:

	As of	As of
	September 30, 2016	September 30, 2015
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: of $92,899,725 and $14,295,322, respectively)	$93,372,341	$14,281,501
Cash	9,720,324	977,318
Other assets	268,136	34,869
Deferred financing costs (net of amortization of $34,302)	-	1,196,392
Total assets	$103,360,801	$16,490,080

Line of credit net of debt issuance costs of $1,000,841	$67,079,159	$-
Other liabilities	340,088	162,857
Interest payable	224,507	80,556
Total liabilities	67,643,754	243,413
Members' capital	35,717,047	16,246,667
Total liabilities and members' capital	$103,360,801	$16,490,080

	For the year ended September 30, 2016	Period from July 15, 2015 (commencement of operations) through September 30, 2015
Selected Consolidated Statement of Operations Information:
Total revenues	$3,916,605	100,056
Total expenses	(2,480,499)	(339,615)
Net unrealized depreciation	486,437	(13,821)
Net realized gains	(1,415,210)	47
Net income/(loss)	$507,333	(253,333)

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2016 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$-	$565,329	$565,329
Senior Secured Second Lien Term Loans	-	-	213,537	213,537
Senior Secured First Lien Notes	-	6,375	21,048	27,423
Unsecured Debt	-	-	52,809	52,809
Equity/Warrants	359	363	23,112	23,834
Total	$359	$6,738	$875,835	$882,932
MCC Senior Loan Strategy JV I LLC(1)				$31,252
Total Investments, at fair value				$914,184

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2015 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$-	$695,970	$695,970
Senior Secured Second Lien Term Loans	-	-	372,176	372,176
Senior Secured First Lien Notes	-	5,711	30,669	36,380
Unsecured Debt	-	-	45,661	45,661
Equity/Warrants	479	626	50,584	51,689
Total	$479	$6,337	$1,195,060	$1,201,876
MCC Senior Loan Strategy JV I LLC(1)				$14,216
Total Investments, at fair value				$1,216,092

(1) Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended September 30, 2016 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2015	$695,970	$372,176	$30,669	$45,661	$50,584	$1,195,060
Purchases and other adjustments to cost	8,692	2,855	9	2,932	1,165	15,653
Originations	86,857	12,000	-	8,278	1,433	108,568
Sales	-	-	-	-	-	-
Settlements	(181,177)	(164,072)	(11,000)	-	(6,383)	(362,632)
Net realized gains/(losses) from investments	(42,441)	-	39	-	3,479	(38,923)
Net transfers in and/or out of Level 3	-	-	-	-	-	-
Net unrealized gains/(losses)	(2,572)	(9,422)	1,331	(4,062)	(27,166)	(41,891)
Balance as of September 30, 2016	$565,329	$213,537	$21,048	$52,809	$23,112	$875,835

The following table provides a reconciliation of the beginning and ending balances for investments that use level 3 inputs for the year ended September 30, 2015 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2014	$747,740	$359,209	$53,634	$38,186	$44,282	$1,243,051
Purchases and other adjustments to cost	12,644	2,920	15	343	2,514	18,436
Originations	188,406	61,500	-	12,413	8,216	270,535
Sales	(27,509)	(26,576)	(12,118)	-	(2,233)	(68,436)
Settlements	(158,976)	(18,002)	-	-	-	(176,978)
Net realized gains/(losses) from investments	(50,638)	(563)	(2,401)	-	982	(52,620)
Net transfers in and/or out of Level 3	-	-	(8,181)	-	(105)	(8,286)
Net unrealized gains/(losses)	(15,697)	(6,312)	(280)	(5,281)	(3,072)	(30,642)
Balance as of September 30, 2015	$695,970	$372,176	$30,669	$45,661	$50,584	$1,195,060

Net change in unrealized loss included in earnings related to investments still held as of September 30, 2016 and 2015, was approximately $72.6 million and $34.5 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended September 30, 2016, one of our senior secured first lien notes transferred from Level 2 to Level 3 back to Level 2 with a net change in fair value of $0 because of the decrease and subsequent increase in availability of the transaction data or the inputs to the valuation became observable. During the year ended September 30, 2015, two of our senior secured first lien notes with a fair value of $18.3 million and one of our warrants with a fair value of $0.1 million transferred from Level 3 to Level 2 because of the increase in availability of the transaction data or the inputs to the valuation became observable. During the year ended September 30, 2015, one of our senior secured first lien notes with a fair value of $10.1 million transferred from Level 2 to Level 3 because of the decrease in availability of the transaction data or the inputs to the valuation became observable.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2016 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$446,549	Income Approach (DCF)	Market yield	7.55% - 16.00% (11.54%)

Senior Secured First Lien Term Loans	54,254	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount Rate	0.40x - 1.00x (0.80x)/5.00x - 7.00x (6.46x)/17.00% - 20.00% (18.33%)

Senior Secured First Lien Term Loans	7,832	Market Approach (Guideline Comparable)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1), RGU	1.00x - 1.50x (1.50x)/5.00x - 6.00x (6.00x)/$393.75 - $525.00 ($525.00)

Senior Secured First Lien Term Loans	7,207	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), Discount Rate	0.25x - 1.00x (0.63x) 19.00% - 21.00% (20.00%)

Senior Secured First Lien Term Loans	5,989	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), Discount Rate	0.75x - 1.25x (1.00x) /14.00%-18.00% (16.00%)

Senior Secured First Lien Term Loans	22,360	Market Approach (Guideline Comparable)/Income Approach (DCF)	2016 Revenue Multiple(1), NTM Revenue Multiple(1), NTM EBITDA, Discount rate	0.75x-1.25x (1.25x)/0.75x-1.25x (1.25x)/6.50x-7.00x (7.00x)/ 17.50%-22.50% (20.00%)

Senior Secured First Lien Term Loans	13,308	Market Approach (Guideline Comparable)	2016 Revenue Multiple(1)	0.50x - 0.75x (0.63x)

Senior Secured First Lien Term Loans	1,160	Enterprise Valuation Analysis	Recovery Proceeds	$0.0M - $1.2M ($1.2M)

Senior Secured First Lien Term Loans	6,670	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A

Senior Secured First Lien Notes	21,048	Income Approach (DCF)	Market yield	8.02% - 8.02% (8.02%)

Senior Secured Second Lien Term Loans	179,197	Income Approach (DCF)	Market yield	8.97% - 17.86% (11.54%)

Senior Secured Second Lien Term Loans	2,818	Market Approach (Guideline Comparable)	2016 EBITDA Multiple(1)	5.00x - 6.00x (5.50x)

Senior Secured Second Lien Term Loan	18,726	Market Approach (Guideline Comparable)	LTM Revenue Multiple(1), NTM Revenue Multiple(1), LTM EBITDA Multiple(1)	0.50x-0.75x(0.63x) /0.50x-0.75x(0.63x) / 6.25x - 6.75x (6.50x)

Senior Secured Second Lien Term Loan	12,796	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple(1)	8.50x-9.50x (9.00x)/ 8.00x-9.00x (8.50x)

Unsecured Debt	11,337	Market Approach (Guideline Comparable)/Income Approach (DCF)	2016 Revenue Multiple(1), NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount rate	0.75x-1.25x (1.25x)/0.75x-1.25x (1.25x)/6.50x-7.00x (7.00x)/ 17.50%-22.50% (20.00%)

Unsecured Debt	26,322	Income Approach (DCF)	Market Yield	18.00%-18.50% (18.49%)

Unsecured Debt	15,150	Income Approach (DCF)	Market Yield	10.58%-10.58% (10.58%)

Equity	5,749	Income Approach (DCF)	Market Yield	8.75%-8.75% (8.75%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Equity	3,330	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A

Equity	-	Market Approach (Guideline Comparable)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1), RGU	1.00x - 1.50x (1.50x)/5.00x - 6.00x (6.00x)/$393.75 - $525.00 ($525.00)

Warrants	-	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), Discount Rate	0.25x - 1.00x (0.63x) 19.00% - 21.00% (20.00%)

Equity	-	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), Discount Rate	0.75x - 1.25x (1.00x)/14.00% - 18.00% (16.00%)

Equity	1,186	Market Approach (Guideline Comparable)	LTM Revenue Multiple(1), NTM Revenue Multiple(1), LTM EBITDA Multiple(1)	0.50x-0.75x(0.63x) /0.50x-0.75x(0.63x) / 6.25x - 6.75x (6.50x)

Equity	-	Market Approach (Guideline Comparable)	LTM Revenue Multiple(1), NTM Revenue Multiple(1)	0.75x - 1.00x (0.75x) /0.75x - 1.00x (0.75x)

Equity	3,263	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM EBITDA, Run-Rate Multiple(1), Discount rate	7.00x - 8.00x (7.50x)/7.00x - 8.00x (7.50x) / 16.00%-18.00% (17.00%)

Equity	71	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM EBITDA Multiple(1), Discount rate	6.00x - 7.00x (7.00x)/ 14.00%-16.00% (15.00%)

Equity	642	Market Approach (Guideline Comparable)/Precedent Transaction	NTM EBITDA Multiple(1), Precedent Transaction	4.25x - 5.25x (4.75x) / $185.3M-$185.3M ($185.3M)

Warrants	5,400	Market Approach (Guideline Comparable)	LTM EBITDA and EV/PP&E Multiple(1)	5.50x - 6.50x (6.00x) / 0.75x - 1.00x (0.88x)

Equity	1,759	Market Approach (Guideline Comparable)	LTM and 2016 EBITDA Multiple(1)	6.50x - 7.00x (6.54x) / 6.00x - 6.50x (6.04x)

Equity	1,712	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple(1)	5.75x - 7.50x (7.03x) / 5.75x - 6.75x (6.49x)

Equity	-	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount Rate	0.40x - 1.00x (0.80x)/5.00x - 7.00x (6.46x)/17.00% - 20.00% (18.33%)

Warrants	-	Market Approach (Guideline Comparable)	2016 EBITDA Multiple(1)	5.00x - 6.00x (5.50x)

Equity	-	Market Approach (Guideline Comparable)/Income Approach (DCF)	2016 Revenue Multiple(1), NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount rate	0.75x-1.25x (1.25x)/0.75x-1.25x (1.25x)/6.50x-7.00x (7.00x)/ 17.50%-22.50% (20.00%)

Total	$875,835

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2015 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$594,118	Income Approach (DCF)	Market yield	8.08% - 15.25% (11.48%)

Senior Secured First Lien Term Loans	22,504	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1) and 2015 EBITDA Multiple(1)	0.50x - 1.00x (0.75x)/3.50x - 4.50x (4.00x)

Senior Secured First Lien Term Loans	7,537	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1), 2015 EBITDA Multiple(1), Revenue Generating Unit Price	1.00x - 1.25x (1.13x)/12.00x - 13.00x (12.50x)/$393.75 - $525.00 ($459.38)

Senior Secured First Lien Term Loans	6,332	Market Approach (Guideline Comparable)	LTM EBITDA Multiple(1)	4.00x - 5.00x (5.00x)

Senior Secured First Lien Term Loans	-	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1)	0.40x - 0.60x (0.50x)

Senior Secured First Lien Term Loans	17,806	Market Approach (Guideline Comparable)	2015 EBITDA Multiple(1)	6.25x - 6.75x (6.50x)

Senior Secured First Lien Term Loans	11,888	Income Approach (DCF) and Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple(1), Discount Rate	4.50x - 5.00x (4.50x)/4.50x - 5.00x (4.50x)/20.0% - 22.0% (21.5%)

Senior Secured First Lien Term Loans	35,785	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A

Senior Secured Second Lien Term Loans	340,621	Income Approach (DCF)	Market yield	9.58% - 18.38% (11.79%)

Senior Secured Second Lien Term Loans	7,280	Income Approach (DCF)	Market yield, Cost of equity	15.93%/19.00%-21.00% (19.00%)

Senior Secured Second Lien Term Loans	14,275	Income Approach (DCF)	Cost of equity	16.00%-18.00% (17.00%)

Senior Secured Second Lien Term Loans	10,000	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A

Senior Secured First Lien Notes	30,669	Income Approach (DCF)	Market yield	9.46%-22.42% (13.75%)

Unsecured Debt	38,601	Income Approach (DCF)	Market yield	11.71% - 18.00% (15.52%)

Unsecured Debt	7,060	Market Approach (Guideline Comparable)	2015 EBITDA Multiple(1)	6.25x - 6.75x (6.50x)

Equity	208	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1), 2015 EBITDA Multiple(1), Revenue Generating Unit Price	1.00x - 1.25x (1.13x)/12.00x - 13.00x (12.50x)/$393.75 - $525.00 ($459.38)

Equity	5,078	Income Approach (DCF)	Market yield	14.63%-14.63% (14.63%)

Equity	18,627	Option Model	LTM EBITDA Multiple(1)/Discount Rate/Volatility	5.5x-6.5x (6.0x) / 12.0% -14.0% (12.0%) / 17.0% - 44.9% (25.0%)

Equity	7,869	Market Approach (Guideline Comparable)	LTM and 2015 EBITDA Multiple(1)	7.50x -7.50x (7.50x)/5.50x -7.00x (6.69x)

Warrants	-	Income Approach (DCF) and Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple(1), Discount Rate	4.50x - 5.00x (4.50x)/4.50x - 5.00x (4.50x)/20.0% - 22.0% (21.5%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Warrants	14,486	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple(1)	4.25x - 10.00x (7.18x); 3.75x -10.00x (6.78x)

Warrants	231	Market Approach (Guideline Comparable)	2015 EBITDA Multiple(1)	4.0x - 7.5x (7.5x)

Warrants	-	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1) and 2015 EBITDA Multiple(1)	0.50x - 1.00x (0.75x)/3.50x - 4.50x (4.00x)

Warrants	-	Market Approach (Guideline Comparable)	2015 Revenue Multiple(1)	0.40x - 0.60x (0.50x)

Warrants	460	Market Approach (Guideline Comparable)/Option Model	LTM and NTM EBITDA Multiple(1), Volatility	5.50x - 6.50x (6.00x); 5.00x - 6.00x (5.50x); 12.28% - 20.27% (45.0%)

Equity	3,330	Income Approach (DCF)	Discount Rate	8.00%-12.00% (8.00%)

Equity	295	Market Approach (Guideline Comparable)	LTM EBITDA Multiple(1)	4.00x - 5.00x (4.50x)

Total	$1,195,060

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

The Company’s outstanding debt as of September 30, 2016 and 2015 was as follows (dollars in thousands):

	As of
	September 30, 2016				September 30, 2015
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
Revolving Credit Facility	$343,500	$14,000	$14,000	$14,000	$343,500	$192,700	$192,700	$192,700
Term Loan Facility	174,000	174,000	174,000	174,000	174,000	174,000	174,000	174,000
2019 Notes	40,000	40,000	40,000	40,704	40,000	40,000	40,000	40,048
2021 Notes	74,013	74,013	74,013	76,677	N/A	N/A	N/A	N/A
2023 Notes	63,500	63,500	63,500	63,856	63,500	63,500	63,500	62,078
SBA Debentures	150,000	150,000	150,000	150,000	150,000	150,000	150,000	150,000
Total	$845,013	$515,513	$515,513	$519,237	$771,000	$620,200	$620,200	$618,826

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

As of September 30, 2016, total commitments under the Facilities are $517.5 million, comprised of $343.5 million committed to the Revolving Credit Facility and $174.0 million funded under the Term Loan Facility

At September 30, 2016, the carrying amount of our borrowings under the Facilities approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2016 and 2015, the Facilities would be deemed to be Level 3, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Facilities are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Facilities. As of September 30, 2016 and 2015, debt issuance costs related to the Facilities were as follows (dollars in thousands):

	September 30, 2016		September 30, 2015
	Revolving Facility	Term Facility	Revolving Facility	Term Facility
Total Debt Issuance Costs	$8,199	$4,290	$7,444	$3,158
Amortized Debt Issuance Costs	4,609	2,093	3,284	721
Unamortized Debt Issuance Costs	$3,590	$2,197	$4,160	$2,437

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities for the years ended September 30, 2016 and 2015 (dollars in thousands):

	For the years ended
	September 30
	2016	2015
Revolving Facility interest	$2,116	$5,386
Revolving Facility commitment fee	2,491	852
Term Facility interest	6,047	5,991
Amortization of debt issuance costs	1,948	1,617
Agency and other fees	79	77
Total	$12,681	$13,923
Weighted average stated interest rate	3.4%	3.3%
Weighted average outstanding balance	$241,522	$350,418

As of September 30, 2016 and 2015, there was $14.0 million and $192.7 million, respectively, outstanding under the Revolving Facility. As of September 30, 2016 and 2015, there was $174.0 million outstanding under the Term Loan Facility.

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

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. At September 30, 2016 and 2015 the Notes would be deemed to be Level 1, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As of September 30, 2016 and 2015, debt issuance costs related to the Notes were as follows (dollars in thousands):

	September 30, 2016				September 30, 2015
	2019 Notes	2021 Notes	2023 Notes	Total	2019 Notes	2021 Notes	2023 Notes	Total
Total Debt Issuance Costs	$1,475	$3,226	$2,129	$6,830	$1,475	N/A	$2,129	$3,604
Amortized Debt Issuance Costs	951	498	751	2,200	741	N/A	539	1,280
Unamortized Debt Issuance Costs	$524	$2,728	$1,378	$4,630	$734	N/A	$1,590	$2,324

For the years ended September 30, 2016 and 2015, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the years ended
	September 30
	2016	2015
2019 Unsecured Notes interest	$2,850	$2,850
2021 Unsecured Notes interest	3,782	N/A
2023 Unsecured Notes interest	3,889	3,889
Amortization of debt issuance costs	921	422
Total	$11,442	$7,161
Weighted average stated interest rate	6.5%	6.5%
Weighted average outstanding balance	$161,491	$103,500

As of September 30, 2016 and 2015, $40.0 million and $63.5 million in aggregate principal amount of the 2019 Notes and the 2023 Notes were outstanding, respectively. As of September 30, 2016, $74.0 million in aggregate principal amount of the 2021 Notes was outstanding.

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

As of September 30, 2016 and 2015, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding that mature between September 2023 and September 2025.

Our fixed-rate SBA Debentures as of September 30, 2016 and 2015 were as follows (dollars in thousands):

	September 30, 2016		September 30, 2015
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate
September 2013	$5,000	4.404%	$5,000	4.404%
March 2014	39,000	3.951	39,000	3.951
September 2014	50,000	3.370	50,000	3.370
September 2014	6,000	3.775	6,000	3.775
September 2015	50,000	3.571	50,000	3.571
Weighted Average Rate/Total	$150,000	3.639%	$150,000	3.639%

As of September 30, 2016, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2016 and 2015 the SBA Debentures would be deemed to be Level 3, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the SBA Debentures are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the SBA Debentures. As of September 30, 2016 and 2015, debt issuance costs related to the SBA Debentures were as follows (dollars in thousands):

	September 30, 2016	September 30, 2015
Total Debt Issuance Costs	$5,138	$5,138
Amortized Debt Issuance Costs	1,613	931
Unamortized Debt Issuance Costs	$3,525	$4,207

For the years ended September 30, 2016 and 2015, the components of interest, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the years ended
	September 30
	2016	2015
SBA Debentures interest	$5,473	$3,893
Amortization of debt issuance costs	681	554
Total	$6,154	$4,447
Weighted average stated interest rate	3.7%	3.4%
Weighted average outstanding balance	$150,000	$114,285

Note 6. Agreements

Investment Management Agreement

We entered into an investment management agreement with MCC Advisors. Mr Brook Taube, our chairman and chief executive officer, is a managing partner and senior portfolio manager of MCC Advisors, and Mr. Seth Taube, one of our directors, is a managing partner of MCC Advisors.

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

On December 3, 2015, MCC Advisors recommended and, in consultation with the Board, agreed to reduce fees under the investment management agreement. Beginning January 1, 2016, the base management fee was reduced to 1.50% on gross assets above $1 billion. In addition, MCC Advisors reduced its incentive fee from 20% on pre-incentive fee net investment income over an 8% hurdle, to 17.5% on pre-incentive fee net investment income over a 6% hurdle. Moreover, the revised incentive fee includes a netting mechanism and is subject to a rolling three-year look back from January 1, 2016 forward. Under no circumstances will the new fee structure result in higher fees to MCC Advisors than fees under the prior investment management agreement.

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

For the year ended September 30, 2016, base management and incentive fees, net of fees waived under the Fee Waiver Agreement were $19.3 million and $8.0 million, respectively.

For the years ended September 30, 2016, 2015, and 2014, the Company incurred base management fees to MCC Advisors of $19.5 million, $22.5 million, and $17.7 million, respectively. For the years ended September 30, 2016, 2015, and 2014, we incurred $11.5 million, $18.2 million, and $18.7 million of incentive fees related to pre-incentive fee net investment income, respectively.

As of September 30, 2016 and 2015, $4.6 million and $10.0 million were included in “management and incentive fees payable,” in the accompanying Consolidated Statements of Assets and Liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the years ended September 30, 2016, 2015, and 2014, we incurred $3.9 million, $4.1 million and $3.4 million in administrator expenses, respectively.

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

Note 8. Commitments

Unfunded commitments

As of September 30, 2016 and 2015, we had commitments under loan and financing agreements to fund up to $9.2 million to 8 portfolio companies and $28.1 million to 12 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and a revolver and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2016 and 2015 is shown in the table below (dollars in thousands):

	As of
	September 30, 2016	September 30, 2015
Tenere Acquisition Corp.	$2,000	$2,000
DHISCO Electronic Distribution, Inc. - Revolver	1,905	3,048
AAR Intermediate Holdings, LLC - Revolver	1,797	-
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Brantley Transportation LLC - Delayed Draw Term Loan	863	-
CP OPCO LLC - Revolver	609	-
Lydell Jewelry Design Studio, LLC - Delayed Draw Term Loan	500	-
Black Angus Steakhouses, LLC - Revolver	446	446
Access Media Holdings, LLC - Series AA Preferred Equity	184	-
Be Green Packaging, LLC - Revolver	-	479
Red Skye Wireless LLC	-	7,500
RCS Management Corporation & Specialized Medical Services, Inc.	-	5,000
Autosplice, Inc.	-	3,026
Freedom Powersports LLC - Delayed Draw Term Loan	-	1,800
Point.360	-	1,600
Be Green Packaging, LLC - Delayed Draw Term Loan	-	750
Ship Supply Acquisition Corporation	-	622
Meridian Behavioral Health, LLC - Term Loan B	-	500
Access Media Holdings, LLC - Series A Preferred Equity	-	424
Total	$9,197	$28,088

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

Note 9. Fee Income

Fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, transaction break-up fee and other miscellaneous fees. The following tables summarize the Company’s fee income for the years ended September 30, 2016, 2015 and 2014 (dollars in thousands):

	For the years ended September 30
	2016	2015	2014
Amendment fee	$2,563	$2,637	$1,962
Prepayment fee	2,551	2,306	8,728
Origination fee	1,381	4,966	16,818
Administrative agent fee	684	587	573
Other fees	276	240	871
Transaction break-up fee	-	-	122
Fee income	$7,455	$10,736	$29,074

Note 10. Directors Fees

The independent directors each receive an annual fee of $55,000. They also receive $7,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500 and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the years ended September 30, 2016, 2015, and 2014, we accrued $0.5 million, $0.6 million, and $0.6 million for directors’ fees expense, respectively.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the years ended September 30, 2016, 2015, and 2014 (dollars in thousands except share and per share amounts):

	For the years ended September 30
	2016	2015	2014
Basic and diluted:
Net increase/(decrease) in net assets from operations	$(27,962)	$(14,758)	$52,158
Weighted average common shares outstanding	55,399,646	57,624,779	47,366,892
Earnings per common share-basic and diluted	$(0.50)	$(0.26)	$1.10

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended September 30, 2016, 2015, 2014, 2013 and 2012:

	For the years ended September 30
	2016	2015	2014	2013	2012
Per share data:
Net asset value per share at beginning of year	$11.00	$12.43	$12.70	$12.52	$12.57

Net investment income(1)	0.97	1.27	1.58	1.53	1.31
Net realized gains/(losses) on investments	(0.71)	(1.06)	0.01	0.01	0.00
Net unrealized appreciation/(depreciation) on investments	(0.76)	(0.46)	(0.46)	(0.24)	(0.06)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	-	(0.01)	(0.03)	-	-
Net increase/(decrease) in net assets	(0.50)	(0.26)	1.10	1.30	1.25

Distributions from net investment income	(1.12)	(1.27)	(1.33)	(1.34)	(1.12)
Distributions from net realized gains	-	(0.00)	(0.02)	(0.02)	(0.01)
Distributions from tax return of capital	-	-	(0.13)	(0.09)	(0.07)

Issuance of common stock, net of underwriting costs	-	-	0.09	0.28	(0.02)
Repurchase of common stock under stock repurchase program	0.11	0.12	-	-	-
Offering costs	-	-	(0.01)	(0.02)	(0.01)
Other(2)	-	(0.02)	0.03	0.07	(0.07)

Net asset value at end of year	$9.49	$11.00	$12.43	$12.70	$12.52
Net assets at end of year	$516,919,142	$619,920,384	$729,856,881	$509,834,455	$289,339,231
Shares outstanding at end of year	54,474,211	56,337,152	58,733,284	40,152,904	23,110,242

Per share market value at end of year	$7.63	$7.44	$11.81	$13.79	$14.07
Total return based on market value(3)	19.37%	(27.56)%	(3.98)%	9.01%	54.58%
Total return based on net asset value(4)	0.42%	1.76%	9.73%	12.83%	10.30%
Portfolio turnover rate	8.86%	18.33%	33.95%	25.25%	25.39%

The following is a schedule of ratios and supplemental data for the years ended September 30, 2016, 2015, 2014, 2013, and 2012:

	For the years ended September 30
	2016	2015	2014	2013	2012
Ratios:
Ratio of net investment income to average net assets after waivers(5)(6)	9.97%	11.00%	12.00%	11.19%		9.96%
Ratio of total expenses to average net assets after waivers(5)(6)	12.49%	11.51%	10.40%	10.27%		8.90%
Ratio of incentive fees to average net assets after waivers(6)	1.49%	2.75%	3.00%	2.80%		2.49%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(5)(6)	11.00%	8.75%	7.40%	7.47%		6.39%
Percentage of non-recurring fee income(7)	5.61%	6.80%	20.45%	17.48%		13.66%
Average debt outstanding(8)	$553,012,824	$568,202,466	$357,547,464	$198,994,397		$69,375,137
Average debt outstanding per common share	$9.98	$9.86	$7.55	$6.58		$3.87
Asset coverage ratio per unit(9)	2,414	2,318	2,732	3,256		3,630
Average market value per unit:
Facilities(10)	N/A	N/A	N/A	N/A		N/A
SBA debentures(10)	N/A	N/A	N/A	N/A		N/A
Notes due 2019	$25.44	$25.26	$25.62	$25.61		$25.47
Notes due 2021	$25.48	N/A	N/A	N/A		N/A
Notes due 2023	$25.19	$24.79	$24.76	$23.74	$	N/A

(1)

Net investment income excluding management and incentive fee waivers based on total weighted average common stock outstanding equals $0.90 per share for the year ended September 30, 2016. Net investment income based on total weighted average common stock outstanding equals $1.27, $1.58, and $1.53 per share for the years ended September 30, 2015, 2014, and 2013, respectively. Net investment income excluding management and incentive fee waivers based on total weighted average common stock outstanding equals $1.31 per share for the year ended September 30, 2012.

(2)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(3)	Total annual return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(4)	Total annual return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(5)	Ratios are annualized during interim periods.
(6)	For the year ended September 30, 2016, excluding management and incentive fee waivers, the ratio of net investment income, operating expenses, incentive fees, credit facility related expenses and total expenses to average net assets is 9.29%, 5.40%, 2.14%, 5.63%, and 13.17%, respectively.
(7)	Represents the impact of the non-recurring fees over investment income.
(8)	Based on daily weighted average balance of debt outstanding during the period.
(9)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. Asset coverage ratio per unit does not include unfunded commitments. The inclusion of unfunded commitments in the calculation of the asset coverage ratio per unit would not cause us to be below the required amount of regulatory coverage.
(10)	The Facilities and SBA Debentures are not registered for public trading.

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

The following table summarizes the Company’s dividend distributions during the years ended September 30, 2016 and 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
During the year ended September 30, 2016
11/5/2015	11/25/2015	12/18/2015	$0.30
2/1/2016	2/24/2016	3/18/2016	0.30
5/5/2016	5/25/2016	6/24/2016	0.30
8/7/2016	8/24/2016	9/23/2016	0.22
			$1.12

Date Declared	Record Date	Payment Date	Amount Per Share
During the year ended September 30, 2015
10/30/2014	11/26/2014	12/12/2014	$0.37
2/9/2015	2/25/2015	3/13/2015	0.30
5/6/2015	5/20/2015	6/12/2015	0.30
8/5/2015	8/19/2015	9/11/2015	0.30
			$1.27

Note 14. Stock Repurchase Program

The following table summarizes our share repurchases under our stock repurchase program for the years ended September 30, 2016 and 2015 (dollars in thousands):

	For the year ended September 30
	2016	2015	2014
Dollar amount repurchased	$12,870	$21,205	N/A	(1)
Shares Repurchased	1,862,941	2,396,132	N/A	(1)
Average price per share	$6.91	$8.89	N/A	(1)
Weighted average discount to Net Asset Value	31.0%	23.5%	N/A	(1)

(1)	The Company did not repurchase any shares for the year ended September 30, 2014.

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we can purchase up to an aggregate amount of $30.0 million of our common stock between the period of the approval date and February 5, 2016. On December 4, 2015, the board of directors extended the duration of the share repurchase program through December 31, 2016, and increased the aggregate amount to $50.0 million. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. As of September 30, 2016, the Company has repurchased an aggregate of 4,259,073 shares of common stock at an average price of $8.16 per share with a total cost of approximately $34.1 million. The maximum dollar value of shares that may yet be purchased under the plan is $15.9 million. This program may be limited or terminated at any time without prior notice. Since the inception of the program, the Company's net asset value per share was increased by approximately $0.23 as a result of the share repurchases.

Note 15. Selected Quarterly Financial Data (Unaudited) (dollars in thousands)

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Statement of Operations data:
Total investment income	$27,195	$28,412	$30,714	$34,427
Net investment income	12,396	10,954	14,575	15,666
Net realized and unrealized gain/(loss)	(16,110)	3,109	(13,994)	(54,646)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	486	(40)	(133)	(225)
Net increase/(decrease) in net assets resulting from operations	(3,228)	14,022	448	(39,204)
Earnings per share	(0.06)	0.26	0.01	(0.70)
Net asset value per common share at period end	$9.49	$9.76	$9.80	$10.01

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Statement of Operations data:
Total investment income	$36,607	$35,964	$36,776	$39,849
Net investment income	17,553	17,240	17,753	20,390
Net realized and unrealized gain/(loss)	(34,868)	(8,583)	(5,265)	(38,917)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	717	(284)	(705)	211
Net increase/(decrease) in members' equity/net assets resulting from operations	(16,598)	8,373	11,783	(18,316)
Earnings per share	(0.29)	0.14	0.20	(0.31)
Net asset value per common share at period end	$11.00	$11.53	$11.68	$11.74

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Statement of Operations data:
Total investment income	$38,252	$38,072	$31,398	$31,668
Net investment income	20,388	20,694	16,555	17,030
Net realized and unrealized gain/(loss)	(10,224)	(4,006)	(3,950)	(2,737)
Net unrealized appreciation/(depreciation) on participations	(124)	(29)	154	-
Change in provision for deferred taxes on unrealized gain/(loss) on investments	(1,206)	(70)	(317)	-
Net increase/(decrease) in members' equity/net assets resulting from operations	8,834	16,589	12,442	14,293
Earnings per share	0.16	0.33	0.28	0.36
Net asset value per common share at period end	$12.43	$12.65	$12.69	$12.68

Note 16. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended September 30, 2016, except as disclosed below.

On November 3, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.22 per share payable on December 23, 2016, to stockholders of record at the close of business on November 23, 2016.

On December 7, 2016, the Company's board of directors authorized an extension of the current $50 million share repurchase program through December 31, 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s evaluation under the framework in Internal Control—Integrated Framework , management concluded that our internal controls over financial reporting were effective as of September 30, 2016.

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

(c) Audit Report of the Registered Public Accounting Firm

Our internal controls over financial reporting as of September 30, 2016 have been audited by our independent registered public accounting firm, Ernst & Young LLP, as stated in its report titled "Report of Independent Registered Public Accounting Firm" on page F-2.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

b.	Exhibits:

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

4.2	Indenture, dated February 7, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.2 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-179237), filed on February 13, 2012).

4.3	First Supplemental Indenture, dated March 21, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 2 to the Registrant Statement on Form N-2 (File No. 333-179237), filed on March 21, 2012).

4.4	Second Supplemental Indenture, dated March 18, 2013, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 7 to the Registrant Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

4.5	Statement of Eligibility of Trustee on Form T-1 (Incorporated by reference to Exhibit d.5 to the Registrant’s Registration Statement on Form N-2, filed on March 15, 2013).

10.1	Form of Amended and Restated Investment Management Agreement between Registrant and MCC Advisors LLC (Incorporated by reference to Exhibit 99.G to Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on N-2, filed on December 10, 2013).

10.2	Letter from MCC Advisors LLC re: Waiver of Base Management Fee and Incentive Fee on Net Investment Income, dated February 8, 2016 (Incorporated by reference to Exhibit 99.K.5 to Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-208746), filed on March 25, 2016).

10.3	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

10.4	Form of Administration Agreement (Incorporated by reference to Exhibit 99.K to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

10.5	Form of Sub-Administration Agreement (Incorporated by reference to Exhibit 99.K.4 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 22, 2010).

10.6	Form of Trademark License Agreement (Incorporated by reference to Exhibit 99.K.3 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

10.7	Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

10.8	Senior Secured Revolving Credit Agreement among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated August 4, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2011).

10.9	Guarantee, Pledge and Security Agreement among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent, dated August 4, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2011).

10.10	Amendment No. 1, dated as of August 31, 2012, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2012).

10.11	Amendment No. 2, dated as of December 7, 2012, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment No. 1 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012 (Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2012).

10.12	Amendment No. 3, dated as of March 28, 2013, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1 and 2 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012 and December 7, 2012, respectively (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2013).

10.13	Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2012).

10.14	Amendment No. 1, dated as of December 7, 2012, to the Senior Secured Term Loan Credit Agreement dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2012).

10.15	Amendment No. 2, dated as of January 23, 2013, to the Senior Secured Term Loan Credit Agreement dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment No. 1 to the Senior Secured Term Loan Credit Agreement, dated as of January 23, 2013 (Incorporated by reference to the Current Report on Form 8-K filed on January 29, 2013).

10.16	Amendment No. 3, dated as of March 28, 2013, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1 and 2 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012 and January 23, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2013).

10.17	Amendment No. 4, dated as of May 1, 2013, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2 and 3 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012 and March 28, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on May 7, 2013).

10.18	Amendment No. 4, dated as of May 1, 2013, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2 and 3 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013 and March 28, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on May 7, 2013).

10.19	Amendment No. 5, dated as of June 2, 2014, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3 and 4 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012, March 28, 2013 and May 1, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on June 3, 2014).

10.20	Amendment No. 5, dated as of June 2, 2014, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3 and 4 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013, March 28, 2013 and May 1, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on June 3, 2014).

10.21	Amendment No. 6, dated as of February 2, 2015, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3, 4 and 5 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012, March 28, 2013, May 1, 2013 and June 2, 2014, respectively (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2015).

10.22	Amendment No. 6 to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3, 4 and 5 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013, March 28, 2013, May 1, 2013 and June 2, 2014, respectively (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2015).

10.23	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 16, 2016, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivore LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 22, 2016).

10.24	Amendment No. 1 to Amended and Restated Senior Secured Term Loan Credit Agreement dated as of September 16, 2016, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivore LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 22, 2016).

10.25	Incremental Assumption Agreement, dated as of February 10, 2012, made by Credit Suisse AG, Cayman Islands Branch, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2012).

10.26	Incremental Assumption Agreement dated as of March 30, 2012, made by Onewest Bank, FSB, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on April 4, 2012).

10.27	Incremental Assumption Agreement dated as of May 3, 2012, made by Doral Bank, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on May 3, 2012).

10.28	Incremental Assumption Agreement dated as of September 25, 2012, made by Stamford First Bank, a division of the Bank of New Canaan, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, as amended by Amendment No. 1, dated as of August 31, 2012, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 28, 2012).

10.29	Limited Liability Company Operating Agreement of MCC Senior Loan Strategy JV I LLC, a Delaware Limited Liability Company, dated as of March 27, 2015 (Incorporated by reference to the Current Report on Form 8-K filed on March 30, 2015).

10.30	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of July 28, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on July 30, 2015).

10.31	Amended and Restated Senior Secured Term Loan Credit Agreement dated as of July 28, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on July 30, 2015).

14.1	Code of Business Conduct and Ethics of the Registrant (Incorporated by reference to Exhibit 14.1 to the Registrant’s 10-Q for the period ended June 30, 2011, filed on August 4, 2011).

14.2	Code of Business Ethics of MCC Advisors (Incorporated by reference to Exhibit 99.R.2 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

21.1	List of Subsidiaries*

24	Power of attorney (included on the signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 8, 2016	Medley Capital Corporation

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on December 8, 2016.

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

