Form 10-Q
period 2016-12-31
Medley Capital Corp
filed 2017-02-09
CIK 1490349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016
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
 _____________________________________________________________________________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐          Accelerated filer ☒        Non-accelerated filer ☐       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The Registrant had 54,474,211 shares of common stock, $0.001 par value, outstanding as of February 9, 2017.

MEDLEY CAPITAL CORPORATION

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	As of
	December 31, 2016	September 30, 2016
ASSETS	(unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $775,077,727 and $813,813,853, respectively)	$730,315,622	$767,302,020
Controlled investments (amortized cost of $228,752,509 and $189,077,188, respectively)	177,297,064	136,882,275
Affiliated investments (amortized cost of $10,000,000 and $10,000,000, respectively)	10,000,000	10,000,000
Total investments at fair value	917,612,686	914,184,295
Cash and cash equivalents	102,135,006	104,485,263
Interest receivable	11,006,751	8,982,154
Other assets	750,073	893,140
Fees receivable	638,859	1,403,383
Receivable for dispositions and investments sold	555,748	689,379
Deferred offering costs	244,372	242,991
Total assets	$1,032,943,495	$1,030,880,605

LIABILITIES
Revolving credit facility payable (net of debt issuance costs of $3,210,753 and $3,589,844, respectively)	$14,789,247	$10,410,156
Term loan payable (net of debt issuance costs of $2,017,058 and $2,196,756, respectively)	171,982,942	171,803,244
Notes payable (net of debt issuance costs of $4,647,746 and $4,629,649, respectively)	173,244,811	172,883,176
SBA debentures payable (net of debt issuance costs of $3,353,800 and $3,525,029, respectively)	146,646,200	146,474,971
Management and incentive fees payable (See note 6)	5,346,682	4,558,619
Interest and fees payable	4,031,982	1,714,023
Accounts payable and accrued expenses	2,206,792	2,662,950
Deferred tax liability	2,003,724	2,003,724
Administrator expenses payable (See note 6)	916,066	990,236
Deferred revenue	310,065	369,805
Due to affiliate	204,597	90,559
Total liabilities	$521,683,108	$513,961,463

Commitments (See note 8)

NET ASSETS
Common stock, par value $0.001 per share, 100,000,000 common shares authorized, 54,474,211 and 54,474,211 common shares issued and outstanding, respectively	$54,474	$54,474
Capital in excess of par value	705,326,059	705,326,059
Accumulated undistributed net investment income	8,962,242	10,811,762
Accumulated net realized gain/(loss) from investments	(105,298,697)	(99,000,266)
Net unrealized appreciation/(depreciation) on investments, net of deferred taxes	(97,783,691)	(100,272,887)
Total net assets	511,260,387	516,919,142
Total liabilities and net assets	$1,032,943,495	$1,030,880,605

NET ASSET VALUE PER SHARE	$9.39	$9.49

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended December 31
	2016	2015
INVESTMENT INCOME:	(unaudited)	(unaudited)
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$18,520,378	$28,126,021
Payment-in-kind	2,962,050	1,222,112
Affiliated investments:
Cash	166,750	166,750
Payment-in-kind	—	—
Controlled investments:
Cash	343,158	855,626
Payment-in-kind	1,971,560	995,956
Total interest income	23,963,896	31,366,465
Dividend income, net of provisional taxes ($0 and $0, respectively)	644,953	—
Interest from cash and cash equivalents	23,412	2,235
Fee income (See note 9)	1,423,804	3,058,627
Total investment income	26,056,065	34,427,327

EXPENSES:
Base management fees (See note 6)	4,514,615	5,346,758
Incentive fees (See note 6)	895,675	3,916,469
Interest and financing expenses	7,773,971	6,970,085
Administrator expenses (See note 6)	916,066	916,377
General and administrative	697,005	709,992
Professional fees	651,111	632,521
Directors fees	169,784	133,841
Insurance	99,455	135,409
Expenses before management and incentive fee waivers	15,717,682	18,761,452
Management fee waiver (See note 6)	(19,945)	—
Incentive fee waiver (See note 6)	(43,663)	—
Total expenses, net of management and incentive fee waivers	15,654,074	18,761,452
Net investment income before excise taxes	10,401,991	15,665,875
Excise tax expense	(267,183)	—
NET INVESTMENT INCOME	10,134,808	15,665,875

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	(6,298,431)	5,378,048
Net unrealized appreciation/(depreciation) on investments	2,489,196	(60,023,619)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	(224,616)
Net gain/(loss) on investments	(3,809,235)	(54,870,187)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,325,573	$(39,204,312)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.12	$(0.70)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.19	$0.28
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	54,474,211	56,300,067
DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.30

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the three months ended December 31
	2016	2015
OPERATIONS:	(unaudited)	(unaudited)
Net investment income	$10,134,808	$15,665,875
Net realized gain/(loss) from investments	(6,298,431)	5,378,048
Net unrealized appreciation/(depreciation) on investments	2,489,196	(60,023,619)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	(224,616)
Net increase/(decrease) in net assets from operations	6,325,573	(39,204,312)
SHAREHOLDER DISTRIBUTIONS:
Distributions from net investment income	(11,984,328)	(16,901,142)
Net decrease in net assets from shareholder distributions	(11,984,328)	(16,901,142)
COMMON SHARE TRANSACTIONS:
Repurchase of common stock under stock repurchase program (0 and 143,349 shares, respectively)	—	(1,099,932)
Net increase/(decrease) in net assets from common share transactions	—	(1,099,932)
Total increase/(decrease) in net assets	(5,658,755)	(57,205,386)
Net assets at beginning of period	516,919,142	619,920,384
Net assets at end of period including accumulated undistributed net investment income of $8,962,242 and $19,116,562, respectively	$511,260,387	$562,714,998

Net asset value per common share	$9.39	$10.01
Common shares outstanding at end of period	54,474,211	56,193,803

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the three months ended December 31
	2016	2015
Cash flows from operating activities	(unaudited)	(unaudited)
NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS	$6,325,573	$(39,204,312)
ADJUSTMENTS TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(4,823,083)	(3,817,899)
Net amortization of premium/(discount) on investments	(350,100)	(229,653)
Amortization of debt issuance costs	997,329	788,924
Net realized (gain)/loss from investments	6,298,431	(5,378,048)
Net deferred income taxes	—	224,616
Net unrealized (appreciation)/depreciation on investments	(2,489,196)	60,023,619
Proceeds from sale and settlements of investments	40,117,661	97,056,910
Purchases, originations and participations	(42,182,104)	(46,686,682)
(Increase)/decrease in operating assets:
Interest receivable	(2,024,597)	823,758
Fees receivable	764,524	(586,474)
Other assets	143,067	119,967
Receivable for dispositions and investments sold	133,631	(564,347)
Increase/(decrease) in operating liabilities:
Management and incentive fees payable, net	788,063	(699,307)
Accounts payable and accrued expenses	(456,158)	(1,027,843)
Interest and fees payable	2,317,959	1,277,906
Administrator expenses payable	(74,170)	(83,165)
Deferred revenue	(59,740)	28,381
Due to affiliate	114,038	109,066
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	5,541,128	62,175,417

Cash flows from financing activities
Repurchase of common stock under stock repurchase program	—	(1,099,932)
Offering costs paid	(1,381)	(118,576)
Borrowings on debt	18,379,732	83,762,825
Paydowns on debt	(14,000,000)	(116,500,000)
Debt issuance costs paid	(285,408)	(2,919,544)
Payments of cash dividends	(11,984,328)	(16,901,142)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(7,891,385)	(53,776,369)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(2,350,257)	8,399,048
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	104,485,263	15,714,256
CASH AND CASH EQUIVALENTS, END OF PERIOD	$102,135,006	$24,113,304

Supplemental Information:
Interest paid during the period	$4,439,248	$4,883,873
Supplemental non-cash information:
Payment-in-kind interest income	$4,933,610	$2,218,068
Net amortization of premium/(discount) on investments	$350,100	$229,653
Amortization of debt issuance costs	$(997,329)	$(788,924)
Non-cash purchase of investments	$58,615,663	$—
Non-cash sale of investments	$58,615,663	$—

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

December 31, 2016
(unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00%)	7/22/2020	8,029,730	8,029,730	7,849,623	1.5%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		740,000	740,000	—	0.0%
		16% of Common Equity of Newco		—	—	—	0.0%
				10,369,730	10,369,730	7,849,623

Accupac, Inc.	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(18)	7/14/2020	27,000,000	27,000,000	27,000,000	5.3%
				27,000,000	27,000,000	27,000,000

Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 8.75% Cash, 0.875% LIBOR Floor)	12/11/2020	15,262,608	15,262,608	15,567,860	3.1%
				15,262,608	15,262,608	15,567,860

Albertville Quality Foods, Inc.(12)	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap)(18)	10/31/2018	15,863,017	15,863,017	15,863,017	3.1%
				15,863,017	15,863,017	15,863,017

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(19)	6/30/2019	14,572,220	14,572,220	14,717,942	2.9%
				14,572,220	14,572,220	14,717,942

Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(19)	6/30/2020	2,542,969	2,542,969	2,568,398	0.5%
				2,542,969	2,542,969	2,568,398

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Shares(33)		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)(9)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	4/24/2020	7,854,911	7,854,911	7,634,204	1.5%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00%, 1.00% LIBOR Floor)(18)	4/24/2020	—	—	—	0.0%
		Revolver (LIBOR + 9.00%, 1.00% LIBOR Floor)(18)(27)	4/24/2020	267,857	267,857	267,857	0.1%
				8,122,768	8,122,768	7,902,061

Brantley Transportation LLC(7)(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	10,369,176	9,037,576	5,515,054	1.1%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00%, 1.00% LIBOR Floor)(19)	8/2/2017	712,500	712,500	712,500	0.1%
		7.50 Common Units represent 8.04% of the outstanding equity interest of Brantley Trucking, LLC		—	—	—	0.0%
				11,081,676	9,750,076	6,227,554

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(19)	6/17/2021	12,500,000	12,410,971	12,500,000	2.4%
				12,500,000	12,410,971	12,500,000

CP OPCO, LLC(7)	Services: Consumer	Senior Secured First Lien Term Loan A (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(19)(31)	3/31/2019	2,859,385	2,859,385	2,859,385	0.6%
		Senior Secured First Lien Term Loan B (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(19)(31)	3/31/2019	1,191,410	1,191,410	1,191,410	0.2%
		Senior Secured First Lien Term Loan C (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(10)(19)(32)	3/31/2019	8,426,519	4,060,381	4,213,260	0.8%
		Senior Secured First Lien Term Loan D (LIBOR + 9.50% PIK, 1.25% LIBOR Floor)(10)(19)	3/31/2019	5,297,476	—	—	0.0%
		Revolving Credit Facility (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(19)	3/31/2019	725,552	725,552	725,552	0.1%
		Revolving Credit Facility (ABR + 3.50% Cash, 3.75% ABR Floor)(30)	3/31/2019	1,195,298	1,195,298	1,195,298	0.2%
		Common Units(29)		—	—	—	0.0%
				19,695,640	10,032,026	10,184,905

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	9/30/2019	13,540,000	13,540,000	13,309,278	2.6%
		350 units of outstanding equity in Wingman Holdings, Inc.		—	700,000	277,790	0.1%
				13,540,000	14,240,000	13,587,068

DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 6.50%, 1.50% LIBOR Floor)(19)	11/10/2019	3,809,524	3,809,524	3,809,524	0.8%
		Senior Secured First Lien Term Loan B (LIBOR + 9.00% PIK, 1.50% LIBOR Floor)(19)	11/10/2019	13,391,667	13,391,667	13,391,667	2.6%
		Senior Secured First Lien Term Loan C (LIBOR + 10.25% PIK, 1.50% LIBOR Floor)(19)	11/10/2019	11,484,524	11,484,524	11,484,524	2.3%
		Senior Secured First Lien Term Loan D (LIBOR + 11.25% PIK, 1.50% LIBOR Floor)(10)(19)	11/10/2019	10,688,533	4,705,427	4,730,424	0.9%
		Equity - 1,230,769 Units(22)		—	1,230,769	—	0.0%
				39,374,248	34,621,911	33,416,139

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	10/1/2018	6,346,036	6,271,605	6,362,472	1.2%
		5,000 common units represent 5% of the outstanding equity interest of Dream Finders Holdings, LLC		—	180,000	2,545,777	0.5%
				6,346,036	6,451,605	8,908,249

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (13.50% PIK + LIBOR)(18)	3/6/2018	16,458,105	16,458,105	14,009,304	2.7%
				16,458,105	16,458,105	14,009,304

Essex Crane Rental Corp.(12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(19)	5/13/2019	23,991,347	20,460,116	112,519	0.0%
				23,991,347	20,460,116	112,519

FKI Security Group, LLC(12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(19)	3/30/2020	11,937,500	11,937,500	12,088,629	2.4%
				11,937,500	11,937,500	12,088,629

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Footprint Acquisition, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash)(18)	2/27/2020	5,250,102	5,250,102	5,322,711	1.0%
		Preferred Equity (8.75% PIK)		5,749,795	5,749,795	5,749,508	1.1%
		150.0 units of Common Stock(23)		—	—	1,171,650	0.2%
				10,999,897	10,999,897	12,243,869

Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.75% Cash, 1.50% LIBOR Floor)(19)	9/26/2019	13,520,000	13,520,000	13,574,756	2.7%
				13,520,000	13,520,000	13,574,756

Harrison Gypsum, LLC(12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)(18)	12/21/2018	53,822,555	53,822,555	52,783,780	10.3%
				53,822,555	53,822,555	52,783,780

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	21,047,400	4.1%
				20,000,000	20,000,000	21,047,400

Impact Sales, LLC(7)(37)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(19)	12/30/2021	2,625,000	2,625,000	2,625,000	0.5%
				2,625,000	2,625,000	2,625,000

JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 12.25% Cash)	3/6/2019	21,000,000	21,000,000	20,110,650	3.9%
				21,000,000	21,000,000	20,110,650

Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00%, 1.00% LIBOR Floor)(19)	4/24/2020	20,000,000	20,000,000	20,200,000	4.0%
				20,000,000	20,000,000	20,200,000

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(19)	2/19/2019	16,134,768	15,645,247	15,117,471	3.0%
		Warrants to purchase 0.94% of the outstanding equity	2/19/2024	—	955,680	45,000	0.0%
				16,134,768	16,600,927	15,162,471

LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(19)	1/15/2021	9,625,000	9,540,316	9,739,634	1.9%
				9,625,000	9,540,316	9,739,634

Merchant Cash and Capital, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor)(18)	1/31/2017	15,848,602	15,848,602	15,848,602	3.1%
		Senior Secured Second Lien Term Loan (12.00% Cash)	5/4/2017	15,000,000	15,000,000	15,000,000	2.9%
				30,848,602	30,848,602	30,848,602

Miratech Intermediate Holdings, Inc.(12)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	5/9/2019	12,595,105	12,595,105	12,442,326	2.5%
				12,595,105	12,595,105	12,442,326

Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	3/10/2019	11,609,652	11,609,652	11,725,748	2.3%
				11,609,652	11,609,652	11,725,748

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(19)	9/29/2020	35,278,846	35,278,846	35,631,635	7.0%
				35,278,846	35,278,846	35,631,635

Nielsen & Bainbridge, LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 9.25% Cash, 1.00% LIBOR Floor)(18)	8/15/2021	25,000,000	25,000,000	25,000,000	4.9%
				25,000,000	25,000,000	25,000,000

NorthStar Group Services, Inc.	Construction & Building	Unsecured Debt (2.5% Cash, 15.5% PIK)	10/24/2019	27,164,328	27,164,328	27,168,946	5.3%
				27,164,328	27,164,328	27,168,946

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)	12/31/2018	20,756,842	20,756,843	20,518,139	4.0%
				20,756,842	20,756,843	20,518,139

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,941,676	21,941,676	21,675,962	4.2%
				21,941,676	21,941,676	21,675,962

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(19)	10/11/2021	9,339,972	8,856,817	8,963,758	1.8%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(19)	10/11/2021	2,808,500	2,808,500	2,695,374	0.5%
		Warrants to purchase 1.56% of the outstanding common shares(34)	1/9/2027	—	499,751	499,751	0.1%
				12,148,472	12,165,068	12,158,883

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash)	7/8/2020	1,976,045	1,976,045	1,896,884	0.4%
		Equity - 479,283 Common Shares(25)		—	129,406	233,890	0.1%
		Warrants to purchase 2.8% of the outstanding common shares(26)	7/8/2020	—	52,757	154,666	0.0%
				1,976,045	2,158,208	2,285,440

Prestige Industries LLC	Services: Business	Senior Secured Second Lien Term Loan (10.00% Cash, 3.00% PIK)(10)	11/1/2017	7,738,835	7,596,890	2,839,920	0.6%
		Warrants to purchase 0.63% of the outstanding common units	11/1/2017	—	151,855	—	0.0%
				7,738,835	7,748,745	2,839,920

Prince Mineral Holding Corp.(8)	Wholesale	Senior Secured First Lien Note (11.50%)	12/15/2019	6,800,000	6,758,315	6,664,000	1.3%
				6,800,000	6,758,315	6,664,000

Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(18)	11/1/2019	17,000,000	17,000,000	14,620,000	2.9%
				17,000,000	17,000,000	14,620,000

Response Team Holdings, LLC	Construction & Building	Preferred Equity (12.00% PIK)(10)		6,448,253	5,796,888	1,612,063	0.3%
		Warrants to purchase 7.2% of the outstanding common units	3/28/2019	—	429,012	—	0.0%
				6,448,253	6,225,900	1,612,063

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Sendero Drilling Company, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash)	3/18/2019	3,630,593	3,219,462	3,666,899	0.7%
		Warrants to purchase 5.52% of the outstanding common units	3/18/2019	—	793,523	5,399,817	1.1%
				3,630,593	4,012,985	9,066,716

Seotowncenter, Inc.(12)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(19)	9/11/2019	24,480,250	24,480,250	24,245,729	4.7%
		3,249.697 shares of Common Stock(14)		—	500,000	245,067	0.0%
				24,480,250	24,980,250	24,490,796

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(19)	7/31/2020	7,967,498	7,967,498	7,808,705	1.5%
				7,967,498	7,967,498	7,808,705

SMART Financial Operations, LLC(7)	Retail	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(19)	11/22/2021	2,775,000	2,775,000	2,775,000	0.5%
		700,000 Class A Preferred Units(35)		—	700,000	700,000	0.1%
				2,775,000	3,475,000	3,475,000

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 0.75% LIBOR Floor)(18)	8/19/2019	4,900,000	4,900,000	4,900,000	1.0%
		263,814.43 Class A Units(15)		—	263,814	142,066	0.0%
				4,900,000	5,163,814	5,042,066

T Residential Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	18,250,000	18,250,000	18,302,195	3.6%
				18,250,000	18,250,000	18,302,195

Taylored Freight Services, LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(19)	11/1/2017	15,117,206	15,117,206	14,969,964	2.9%
				15,117,206	15,117,206	14,969,964

Trans-Fast Remittance LLC(7)(36)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(18)	12/2/2021	3,567,857	3,567,857	3,567,857	0.7%
				3,567,857	3,567,857	3,567,857

Transtelco, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor)(18)	11/19/2017	18,624,000	18,624,000	18,789,009	3.7%
				18,624,000	18,624,000	18,789,009

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(18)	5/13/2022	24,000,000	21,421,376	12,795,840	2.5%
				24,000,000	21,421,376	12,795,840

Watermill-QMC Midco, Inc.	Automotive	1.3% Partnership Interest in Watermill-QMC Midco Inc.(6)		—	488,332	633,367	0.1%
				—	488,332	633,367

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Wheels Up Partners LLC(12)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(19)	10/15/2021	16,137,554	16,137,554	16,191,615	3.2%
				16,137,554	16,137,554	16,191,615

Subtotal Non-Controlled/Non-Affiliated Investments				$793,141,698	$775,077,727	$730,315,622

Controlled Investments:(5)

AAR Intermediate Holdings, LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00%, 1.00% LIBOR Floor)(19)	9/30/2021	8,984,232	8,984,232	8,984,232	1.8%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(19)	9/30/2021	18,451,002	15,015,132	14,889,405	2.9%
		Revolving Credit Facility (LIBOR + 5.00%, 1.00% LIBOR Floor)(24)	9/30/2021	431,243	431,243	431,243	0.1%
		21.56 Class A Units represents 21.56% of the Outstanding Equity		—	—	—	0.0%
				27,866,477	24,430,607	24,304,880

Capstone Nutrition(12)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(19)	4/28/2019	23,571,244	20,803,397	15,120,010	3.0%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(19)	4/28/2019	10,199,257	9,153,997	6,542,416	1.3%
		4,664.6 Class B Shares and 9,424.4 Class C Shares(28)		—	12	—	0.0%
		2,932.3 Units of Common Stock(13)		—	400,003	—	0.0%
				33,770,501	30,357,409	21,662,426

Lydell Jewelry Design Studio, LLC(12)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 7.50% PIK, 1.50% LIBOR Floor)(10)(18)	9/13/2018	15,873,619	14,269,868	5,816,412	1.1%
		Senior Secured First Lien Term Loan (LIBOR + 5.00% Cash, 1.50% LIBOR Floor)(18)	9/13/2018	2,150,000	2,150,000	2,150,000	0.4%
		Warrants to Purchase 13.3% of the outstanding membership units	9/13/2018	—	—	—	0.0%
		4,324,951.76 shares of Common Stock(20)		—	—	—	0.0%
				18,023,619	16,419,868	7,966,412

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	39,375,000	39,418,215	7.7%
				—	39,375,000	39,418,215

NVTN LLC(38)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(18)	11/9/2020	2,755,990	2,755,990	2,755,990	0.5%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(18)	11/9/2020	9,941,281	9,941,281	9,941,281	1.9%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(18)	11/9/2020	5,950,478	5,950,478	5,950,478	1.2%
		787.40 Class A Units represents 78.74% of the Outstanding Equity	11/9/2020	9,550,922	9,550,922	9,550,922	1.9%
				28,198,671	28,198,671	28,198,671

OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 13.00% PIK)(19)	5/5/2019	22,888,526	22,606,509	22,888,526	4.5%
		Unsecured Debt (8.00% PIK)(10)	7/24/2025	25,099,472	22,727,575	12,475,692	2.4%
		Warrants to purchase outstanding equity(21)	5/5/2019	—	872,698	—	0.0%
				47,987,998	46,206,782	35,364,218

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

United Road Towing, Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.00% PIK)	2/21/2020	19,195,974	19,195,974	19,195,974	3.8%
		Preferred Equity Class C (8.00% PIK)(10)		18,802,789	15,958,032	1,186,268	0.2%
		Preferred Equity Class C-1 (8.00% PIK)(10)		3,439,976	2,844,844	—	0.0%
		Preferred Equity Class A-2 (8.00% PIK)(10)		5,521,071	4,667,226	—	0.0%
		65,809.73 Class B Common Units(16)		—	1,098,096	—	0.0%
				46,959,810	43,764,172	20,382,242

Subtotal Controlled Investments				$202,807,076	$228,752,509	$177,297,064

Affiliated Investments:

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.3%
		Preferred Equity - 33,300 Units(17)		—	3,330,000	3,330,000	0.7%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$6,670,000	$10,000,000	$10,000,000

Total Investments, December 31, 2016				$1,002,618,774	$1,013,830,236	$917,612,686	179.5%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest and is net of repayments.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $20.6 million, $104.9 million and $84.3 million, respectively. The tax cost basis of investments is $1,001.9 million as of December 31, 2016.

(4)	Percentage is based on net assets of $511,260,387 as of December 31, 2016.

(5)
Control Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	12,711 Units represents 1.3% of partnership interest in Watermill-QMC Partners, LP.

(7)	The investment has an unfunded commitment as of December 31, 2016 (See note 8).

(8)
Securities are exempt from registration under Rule 144a of the Securities Act of 1933. This security represents a fair value of $6.7 million and 1.3% of net assets as of December 31, 2016 and is considered restricted.

(9)	Includes an analysis of the value of any unfunded loan commitments.

(10)	The investment was on non-accrual status as of December 31, 2016.

(11)
The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of December 31, 2016, 5.4% of the Company's portfolio investments were non-qualifying assets.

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

(18)
The interest rate on these loans is subject to a base rate plus 1 Month London Interbank Offering Rate ("LIBOR"), which at December 31, 2016 was 0.61%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 1 Month LIBOR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 was the base rate plus the LIBOR Floor.

(19)
The interest rate on these loans is subject to a base rate plus 3 Month LIBOR, which at December 31, 2016 was 0.94%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 3 Month LIBOR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 was the base rate plus the LIBOR Floor.

(20)	4,324,951.76 Units of Common Stock represents 62.7% of the outstanding equity in Lydell Jewelry Holding Company, LLC.

(21)	5,055.56 Units of Common Stock, represents 50.56% of the outstanding equity in Omnivere Holding Company, LLC.

(22)	1,230,769 Units represents 2.94% ownership of Pegasus Solutions, Inc.

(23)	150 Units represents 15.0% of Footprint Holding Company, Inc.

(24)	The investment earns 0.50% commitment fee on all unused commitment. At December 31, 2016, there was $1,365,603 of unused commitment.

(25)	479,283 Common Shares represents 3.8% of the outstanding common shares in Point.360.

(26)	351,713 Units represents 2.8% of the outstanding common shares in Point.360.

(27)	The investment earns 0.50% commitment fee on all unused commitment. At December 31, 2016, there was $625,000.01 of unused commitment.

(28)	4,664.6 Class B and 9,424.4 Class C Shares represents 4.86% and 9.83% ownership in INI Parent, Inc., respectively.

(29)	232 Common Units represents 23.2% of the outstanding shares in CP Midco, LLC.

(30)
The interest rate on these loans is subject to a base rate plus the Alternate Base Rate ("ABR"). As the interest rate is subject to a minimum ABR Floor which was greater than the ABR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 was the base rate plus the ABR Floor.

(31)	This investment may accrue PIK interest at the election of the Borrower (LIBOR + 6.50%, 1.00% LIBOR Floor) and is determined at the end of the rate setting period.

(32)	This investment may accrue PIK interest at the election of the Borrower (LIBOR + 9.50%, 1.00% LIBOR Floor) and is determined at the end of the rate setting period.

(33)	417 shares of Common Stock represents 0.3267% ownership of Be Green Holding Company.

(34)	27,398.6252 Units represents 1.56% ownership in Path Medical Center Holdings, Inc.

(35)	700,000 Class A Preferred Units represents 1.20% ownership of SMART Financial Holdings, LLC.

(36)	The investment earns 0.50% commitment fee on all unused commitment. At December 31, 2016, there was $2,932,142.86 of unused commitment.

(37)	The investment earns 1.00% commitment fee on all unused commitment. At December 31, 2016, there was $875,000.00 of unused commitment.

(38)	Investment changed its name from DLR Restaurants LLC during FY 2017.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2016

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00%)	7/22/2020	7,929,093	7,929,092	7,832,358	1.5%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		616,000	616,000	—	0.0%
		16% of Common Equity of Newco		—	—	—	0.0%
				10,145,093	10,145,092	7,832,358

Accupac, Inc.	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(18)	7/14/2020	27,000,000	27,000,000	27,000,000	5.2%
				27,000,000	27,000,000	27,000,000

Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 8.75% Cash, 0.875% LIBOR Floor)(19)	12/11/2020	15,262,608	15,262,608	15,701,560	3.0%
				15,262,608	15,262,608	15,701,560

Albertville Quality Foods, Inc.(12)	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap)(18)	10/31/2018	15,972,097	15,972,097	16,131,818	3.1%
				15,972,097	15,972,097	16,131,818

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(19)	6/30/2019	14,441,783	14,441,784	14,489,296	2.8%
				14,441,783	14,441,784	14,489,296

Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(19)	6/30/2020	2,551,042	2,551,042	2,576,552	0.5%
				2,551,042	2,551,042	2,576,552

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Shares(33)		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)(9)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	4/24/2020	7,906,250	7,906,250	7,721,117	1.5%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00%, 1.00% LIBOR Floor)	4/24/2020	—	—	—	0.0%
		Revolver (LIBOR + 9.00%, 1.00% LIBOR Floor)(27)	4/24/2020	446,429	446,429	441,911	0.1%
				8,352,679	8,352,679	8,163,028

Brantley Transportation LLC(7)(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	10,060,902	9,051,055	5,351,092	1.0%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00%, 1.00% LIBOR Floor)	8/2/2017	637,500	637,500	637,500	0.1%
		7.50 Common Units represent 8.04% of the outstanding equity interest of Brantley Trucking, LLC	8/2/2017	—	—	—	0.0%
				10,698,402	9,688,555	5,988,592

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(19)	6/17/2021	12,500,000	12,406,960	12,458,500	2.4%
				12,500,000	12,406,960	12,458,500

CP OPCO LLC(7)	Services: Consumer	Senior Secured First Lien Term Loan A (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(19)(31)	3/31/2019	2,805,273	2,805,273	2,805,273	0.6%
		Senior Secured First Lien Term Loan B (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(19)(31)	3/31/2019	1,168,864	1,168,864	1,168,864	0.2%
		Senior Secured First Lien Term Loan C (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(10)(19)(32)	3/31/2019	8,204,394	4,063,090	4,102,197	0.8%
		Senior Secured First Lien Term Loan D (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(10)(19)(32)	3/31/2019	5,107,884	—	—	0.0%
		Revolving Credit Facility (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(19)	3/31/2019	725,552	725,552	725,552	0.1%
		Revolving Credit Facility (ABR + 3.50% Cash, 3.50% ABR Floor)(30)	3/31/2019	638,486	638,485	638,486	0.1%
		Common Units(29)	3/31/2019	—	—	—	0.0%
				18,650,453	9,401,264	9,440,372

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	9/30/2019	13,540,000	13,540,000	13,540,000	2.6%
		350 units of outstanding equity in Wingman Holdings, Inc.		—	700,000	414,305	0.1%
				13,540,000	14,240,000	13,954,305

DHISCO Electronic Distribution, Inc.(7)(12)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 9.00%, 1.50% LIBOR Floor)	11/10/2019	31,238,095	31,238,095	29,545,615	5.7%
		Senior Secured First Lien Term Loan B (10.50% PIK)	2/10/2018	6,982,024	6,982,024	6,587,260	1.3%
		Revolving Credit Facility (LIBOR + 9.00%, 1.50% LIBOR Floor)(24)	5/10/2017	—	—	—	0.0%
		Equity - 1,230,769 Units(22)		—	1,230,769	70,624	0.0%
				38,220,119	39,450,888	36,203,499

DLR Restaurants LLC(12)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (13.00% Cash, 2.50% PIK)	4/18/2018	24,117,310	24,117,310	23,958,859	4.6%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	287,531	287,531	279,604	0.1%
				24,404,841	24,404,841	24,238,463

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	10/1/2018	7,093,318	7,009,174	7,071,897	1.4%
		5,000 common units represent 5% of the outstanding equity interest of Dream Finders Holdings, LLC	10/1/2018	—	180,000	1,619,379	0.3%
				7,093,318	7,189,174	8,691,276

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor, 1.50% PIK)(18)	3/6/2018	16,046,050	16,046,050	13,307,952	2.6%
				16,046,050	16,046,050	13,307,952

Essex Crane Rental Corp.(12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(19)	5/13/2019	23,190,922	20,460,116	1,159,546	0.2%
				23,190,922	20,460,116	1,159,546

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

FKI Security Group LLC(12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(19)	3/30/2020	14,531,250	14,531,250	14,605,650	2.8%
				14,531,250	14,531,250	14,605,650

Footprint Acquisition LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash)(18)	2/27/2020	5,250,102	5,250,102	5,340,509	1.0%
		Preferred Equity (8.75% PIK)		5,749,795	5,749,795	5,749,508	1.1%
		150.0 units of Common Stock(23)		—	—	1,171,650	0.2%
				10,999,897	10,999,897	12,261,667

Freedom Powersports LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.75% Cash, 1.50% LIBOR Floor)(19)	9/26/2019	13,890,000	13,890,000	14,167,800	2.7%
				13,890,000	13,890,000	14,167,800

Harrison Gypsum, LLC(12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)(18)	12/21/2018	53,776,985	53,776,985	51,930,283	10.1%
				53,776,985	53,776,985	51,930,283

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	21,047,400	4.1%
				20,000,000	20,000,000	21,047,400

JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 12.25% Cash)(18)	3/6/2019	21,300,000	21,300,000	20,219,025	3.9%
				21,300,000	21,300,000	20,219,025

Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00%, 1.00% LIBOR Floor)	4/24/2020	20,000,000	20,000,000	20,400,000	4.0%
				20,000,000	20,000,000	20,400,000

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(19)	2/19/2019	16,053,472	15,515,186	15,077,260	2.9%
		Warrants to purchase 0.98% of the outstanding equity	2/19/2024	—	955,680	120,000	0.0%
				16,053,472	16,470,866	15,197,260

LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	1/15/2021	9,750,000	9,661,163	9,988,485	1.9%
				9,750,000	9,661,163	9,988,485

Merchant Cash and Capital, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor)(18)	12/4/2016	17,033,522	17,033,522	17,033,522	3.3%
		Senior Secured Second Lien Term Loan (12.00% Cash)	5/4/2017	15,000,000	15,000,000	14,999,250	2.9%
				32,033,522	32,033,522	32,032,772

Miratech Intermediate Holdings, Inc.(12)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	5/9/2019	12,695,105	12,695,105	12,478,272	2.5%
				12,695,105	12,695,105	12,478,272

Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	3/10/2019	12,593,281	12,593,281	12,719,213	2.5%
				12,593,281	12,593,281	12,719,213

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(19)	9/29/2020	35,278,846	35,278,846	35,631,635	6.9%
				35,278,846	35,278,846	35,631,635

Nielsen & Bainbridge, LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 9.25% Cash, 1.00% LIBOR Floor)(18)	8/15/2021	25,000,000	25,000,000	24,696,000	4.8%
				25,000,000	25,000,000	24,696,000

NorthStar Group Services, Inc.	Construction & Building	Unsecured Debt (2.5% Cash, 15.5% PIK)	10/24/2019	26,107,691	26,107,691	26,042,683	5.0%
				26,107,691	26,107,691	26,042,683

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)	12/31/2018	20,661,469	20,661,469	20,245,760	3.9%
				20,661,469	20,661,469	20,245,760

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,867,506	21,867,506	21,457,709	4.2%
				21,867,506	21,867,506	21,457,709

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash)	7/8/2020	1,953,269	1,953,269	1,849,160	0.4%
		Equity - 479,283 Common Shares(25)		—	129,406	359,462	0.1%
		Warrants to purchase 2.8% of the outstanding common shares(26)	7/8/2020	—	52,757	243,317	0.1%
				1,953,269	2,135,432	2,451,939

Prestige Industries LLC	Services: Business	Senior Secured Second Lien Term Loan (10.00% Cash, 3.00% PIK)(10)	11/1/2017	7,679,806	7,596,895	2,818,258	0.6%
		Warrants to purchase 0.63% of the outstanding common units	11/1/2017	—	151,855	—	0.0%
				7,679,806	7,748,750	2,818,258

Prince Mineral Holding Corp.(8)	Wholesale	Senior Secured First Lien Note (11.50%)	12/15/2019	6,800,000	6,755,409	6,375,000	1.2%
				6,800,000	6,755,409	6,375,000

Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(18)	11/1/2019	17,000,000	17,000,000	14,092,830	2.7%
				17,000,000	17,000,000	14,092,830

Response Team Holdings, LLC	Construction & Building	Preferred Equity (12.00% PIK)(10)		6,256,390	5,796,950	3,262,707	0.6%
		Warrants to purchase 7.2% of the outstanding common units	3/28/2019	—	429,012	—	0.0%
				6,256,390	6,225,962	3,262,707

Safeworks, LLC(12)	Capital Equipment	Unsecured Debt (12.00% Cash)	1/31/2020	15,000,000	15,000,000	15,150,000	2.9%
				15,000,000	15,000,000	15,150,000

Sendero Drilling Company, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash)(18)	3/18/2019	3,996,312	3,545,039	4,076,238	0.8%
		Warrants to purchase 5.52% of the outstanding common units	3/18/2019	—	793,523	5,399,817	1.1%
				3,996,312	4,338,562	9,476,055

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Seotowncenter, Inc.(12)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(19)	9/11/2019	24,699,566	24,699,566	24,212,737	4.7%
		3,249.697 shares of Common Stock(14)		—	500,000	139,602	0.0%
				24,699,566	25,199,566	24,352,339

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(19)	7/31/2020	8,073,731	8,073,731	8,151,400	1.6%
				8,073,731	8,073,731	8,151,400

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor)(18)	8/19/2019	5,090,909	5,090,909	5,090,909	1.0%
		263,814.43 Class A Units(15)		—	263,815	125,830	0.0%
				5,090,909	5,354,724	5,216,739

T Residential Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	18,500,000	18,500,000	18,542,920	3.6%
				18,500,000	18,500,000	18,542,920

Taylored Freight Services, LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(19)	11/1/2017	15,040,795	15,040,796	14,841,956	2.9%
				15,040,795	15,040,796	14,841,956

Tenere Acquisition Corp.(7)(9)	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	11,051,371	11,051,371	11,181,885	2.2%
				11,051,371	11,051,371	11,181,885

Transtelco, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor)(18)	11/19/2017	18,672,000	18,672,000	18,837,434	3.7%
				18,672,000	18,672,000	18,837,434

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(18)	5/13/2022	24,000,000	21,333,743	12,795,840	2.5%
				24,000,000	21,333,743	12,795,840

Watermill-QMC Midco, Inc.	Automotive	1.3% Partnership Interest in Watermill-QMC Midco Inc.(6)		—	488,332	641,888	0.1%
				—	488,332	641,888

Wheels Up Partners LLC(12)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(19)	10/15/2021	16,598,494	16,598,494	16,654,099	3.2%
				16,598,494	16,598,494	16,654,099

Subtotal Non-Controlled/Non-Affiliated Investments				$825,021,074	$813,813,853	$767,302,020

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Controlled Investments:(5)

AAR Intermediate Holdings, LLC(7)(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00%, 1.00% LIBOR Floor)(19)	9/30/2021	8,984,232	8,984,232	8,984,232	1.7%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(19)	9/30/2021	18,451,002	14,890,698	14,889,405	2.9%
		Revolving Credit Facility (LIBOR + 5.00%, 1.00% LIBOR Floor)	9/30/2021	—	—	—	0.0%
		21.56 Class A Units represents 21.56% of the Outstanding Equity		—	—	—	0.0%
				27,435,234	23,874,930	23,873,637

Capstone Nutrition(12)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(19)	4/28/2019	22,784,841	20,803,397	14,615,564	2.8%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(19)	4/28/2019	9,858,981	9,153,997	6,324,142	1.2%
		4,664.6 Class B Shares and 9,424.4 Class C Shares(28)		—	12	—	0.0%
		2,932.3 Units of Common Stock(13)		—	400,003	—	0.0%
				32,643,822	30,357,409	20,939,706

Lydell Jewelry Design Studio, LLC(7)(12)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 7.50% PIK, 1.50% LIBOR Floor)(10)(18)	9/13/2018	15,576,447	14,269,868	5,707,522	1.1%
		Senior Secured First Lien Term Loan (LIBOR + 5.00% Cash, 1.50% LIBOR Floor)(18)	9/13/2018	1,500,000	1,500,000	1,500,000	0.3%
		Warrants to Purchase 13.3% of the outstanding membership units	9/13/2018	—	—	—	0.0%
		4,324,951.76 shares of Common Stock(20)		—	—	—	0.0%
				17,076,447	15,769,868	7,207,522

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	32,112,500	31,252,416	6.0%
				—	32,112,500	31,252,416

OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 13.00% PIK)(19)	5/5/2019	22,360,258	22,053,015	22,360,258	4.3%
		Unsecured Debt (8.00% PIK)(10)	7/24/2025	22,808,291	20,754,889	11,336,861	2.2%
		Warrants to purchase outstanding equity(21)	5/5/2019	—	872,698	—	0.0%
				45,168,549	43,680,602	33,697,119

United Road Towing, Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.00% PIK)	2/21/2020	18,725,607	18,725,607	18,725,607	3.6%
		Preferred Equity Class C (8.00% PIK)(10)		18,802,789	16,337,178	1,186,268	0.2%
		Preferred Equity Class C-1 (8.00% PIK)(10)		2,990,965	2,456,143	—	0.0%
		Preferred Equity Class A-2 (8.00% PIK)(10)		5,409,618	4,664,855	—	0.0%
		65,809.73 Class B Common Units(16)		—	1,098,096	—	0.0%
				45,928,979	43,281,879	19,911,875

Subtotal Controlled Investments				$168,253,031	$189,077,188	$136,882,275

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Affiliated Investments:

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.3%
		Preferred Equity - 33,300 Units(17)		—	3,330,000	3,330,000	0.7%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$6,670,000	$10,000,000	$10,000,000

Total Investments, September 30, 2016				$999,944,105	$1,012,891,041	$914,184,295	176.9%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest and is net of repayments.

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

(20)	4,324,951.76 Units of Common Stock represents 62.7% of the outstanding equity in Lydell Jewelry Holding Company, LLC.

(21)	5,055.56 Units of Common Stock, represents 50.56% of the outstanding equity in Omnivere Holding Company, LLC.

(22)	1,230,769 Units represents 3.12% ownership of Pegasus Solutions, Inc.

(23)	150 Units represents 15.0% of Footprint Holding Company, Inc.

(24)	The investment earns 0.50% commitment fee on all unused commitment. At September 30, 2016, there was $1,904,761.91 of unused commitment.

(25)	479,283 Common Shares represents 3.8% of the outstanding common shares in Point.360.

(26)	351,713 Units represents 2.8% of the outstanding common shares in Point.360.

(27)	The investment earns 0.50% commitment fee on all unused commitment. At September 30, 2016, there was $446,428.57 of unused commitment.

(28)	4,664.6 Class B and 9,424.4 Class C Shares represents 4.86% and 9.83% ownership in INI Parent, Inc., respectively.

(29)	232 Common Units represents 23.2% of the outstanding shares in CP Midco, LLC.

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
December 31, 2016
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

The Company’s investment objective is to generate current income and capital appreciation by lending to privately-held middle market companies, primarily through directly originated transactions, to help these companies fund acquisitions, growth or refinancing. The portfolio generally consists of senior secured first lien term loans and senior secured second lien term loans. In many of our investments, we will receive warrants or other equity participation features which we believe will have the potential to increase the total investment returns.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 946 (“ASC 946”). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiary SBIC LP and its Taxable Subsidiaries. All references made to the “Company,” “we,” and “us” herein include Medley Capital Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, which are of a normal recurring nature, that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in a financial institution and, at times, such balance may be in excess of the Federal Deposit Insurance Corporation insurance limits.

As of December 31, 2016, $102.1 million is invested in an interest-bearing money market account.

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

Indemnification

In the normal course of business, the Company enters into contractual agreements that provide general indemnifications against losses, costs, claims and liabilities arising from the performance of individual obligations under such agreements. The Company has had no material claims or payments pursuant to such agreements. The Company’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on management’s experience, the Company expects the risk of loss to be remote.

Revenue Recognition

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. Dividend income, which represents dividends from equity investments and distributions from Taxable Subsidiaries, is recorded on the ex-dividend date and when the distribution is received, respectively.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Fee income for the three months ended December 31, 2016 and 2015 was approximately $1.4 million and $3.0 million, respectively (see Note 9).

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt.

Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three months ended December 31, 2016 and 2015, the Company earned approximately $4.9 million, and $2.2 million million in PIK, respectively.

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the three months ended December 31, 2016, we recognized $6.4 million of realized loss related to certain non-cash restructuring transactions, which is recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. There were no realized gains or losses related to such non-cash restructuring transactions for the three months ended December 31, 2015. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At December 31, 2016, certain investments in ten portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $60.2 million, or 6.6% of the fair value of our portfolio. At September 30, 2016, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $55.9 million, or 6.1% of the fair value of our portfolio.

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

Investments in investment funds are valued at fair value. Fair values are generally determined utilizing the net asset value (“NAV”) supplied by, or on behalf of, management of each investment fund, which is net of management and incentive fees or allocations charged by the investment fund and is in accordance with the “practical expedient”, as defined by FASB Accounting Standards Update (“ASU”) 2009-12,  Investments in Certain Entities that Calculate Net Asset Value per Share . NAVs received by, or on behalf of, management of each investment fund are based on the fair value of the investment funds’ underlying investments in accordance with policies established by management of each investment fund, as described in each of their financial statements and offering memorandum.

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

In August 2014, the FASB released Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires the Company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one year period subsequent to the date that the financial statements are issued or within the one year period subsequent the date that the financial statements are available to be issued. ASU 2014-15 went into effect for the annual period ending after December 15, 2016 and annual and interim periods thereafter. The Company concluded that there are no such indicators that would affect its ability to continue as a going concern for the aforementioned period.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the calendar year ended December 31, 2016, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains. Accordingly, with respect to the calendar year ended December 31, 2016, a provision was recorded for federal excise taxes of $0.3 million. There was no provision for federal excise tax for 2015 accrued at December 31, 2015.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of December 31, 2016 and September 30, 2016, the Company recorded a deferred tax liability of $2.0 million, and $2.0 million, respectively, on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net gain/(loss) on investments in the Consolidated Statements of Operations. For the three months ended December 31, 2016, there was no change in provision for deferred taxes on the unrealized appreciation on investments. For the three months ended December 31, 2015, the change in provision for deferred taxes on the unrealized appreciation on investments was $0.2 million.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at December 31, 2016. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of December 31, 2016 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$607,039	59.9%	$562,490	61.3%
Senior Secured Second Lien Term Loans	230,666	22.8	214,871	23.4
Senior Secured First Lien Notes	26,758	2.6	27,711	3.0
Unsecured Debt	49,892	4.9	39,645	4.3
MCC Senior Loan Strategy JV I LLC	39,375	3.9	39,418	4.3
Equity/Warrants	60,100	5.9	33,478	3.7
Total	$1,013,830	100.0%	$917,613	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At December 31, 2016 and September 30, 2016, the total fair value of warrants was $6.1 million and $5.8 million, respectively, and were included in investments at fair value on the Consolidated Statement of Assets and Liabilities. During the three months ended December 31, 2016 and 2015, the Company acquired 1 and 0 warrant positions, respectively.

Total unrealized depreciation related to warrants for the three months ended December 31, 2016, and 2015 was $0.2 million and $3.4 million, respectively and was recorded on the Consolidated Statements of Operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2016 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$128,052	14.0%
Banking, Finance, Insurance & Real Estate	98,350	10.7
Construction & Building	90,586	9.9
Healthcare & Pharmaceuticals	69,589	7.6
Hotel, Gaming & Leisure	69,517	7.6
Automotive	59,557	6.5
Energy: Oil & Gas	53,608	5.8
Aerospace & Defense	50,826	5.5
Telecommunications	43,015	4.7
Containers, Packaging & Glass	42,163	4.6
Multisector Holdings	39,418	4.3
Beverage & Food	30,483	3.3
Consumer goods: Durable	25,000	2.7
Chemicals, Plastics & Rubber	21,676	2.4
Metals & Mining	20,518	2.2
Retail	15,783	1.7
High Tech Industries	14,718	1.6
Capital Equipment	12,089	1.3
Services: Consumer	10,185	1.1
Consumer goods: Non-durable	7,966	0.9
Media: Broadcasting & Subscription	7,850	0.9
Wholesale	6,664	0.7
Total	$917,613	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2016 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$123,703	13.5%
Banking, Finance, Insurance & Real Estate	96,207	10.5
Construction & Building	91,087	10.0
Hotel, Gaming & Leisure	68,605	7.5
Automotive	60,303	6.6
Healthcare & Pharmaceuticals	57,041	6.2
Energy: Oil & Gas	52,646	5.8
Aerospace & Defense	51,656	5.6
Telecommunications	44,015	4.8
Containers, Packaging & Glass	42,197	4.6
Chemicals, Plastics & Rubber	32,640	3.6
Multisector Holdings	31,252	3.4
Beverages & Food	30,225	3.3
Capital Equipment	29,756	3.3
Consumer goods: Durable	24,696	2.7
Metals & Mining	20,246	2.2
High Tech Industries	14,489	1.6
Retail	12,565	1.4
Services: Consumer	9,440	1.0
Media: Broadcasting & Subscription	7,832	0.9
Consumer goods: Non-durable	7,208	0.8
Wholesale	6,375	0.7
Total	$914,184	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at December 31, 2016 (dollars in thousands):

	Fair Value	Percentage
Southwest	$231,819	25.3%
Midwest	198,934	21.7
Southeast	184,440	20.1
Northeast	141,826	15.4
West	125,712	13.7
Mid-Atlantic	34,882	3.8
Total	$917,613	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2016 (dollars in thousands):

	Fair Value	Percentage
Midwest	$217,229	23.8%
Southwest	195,672	21.4
Southeast	180,159	19.7
West	136,279	14.9
Northeast	134,781	14.7
Mid-Atlantic	50,064	5.5
Total	$914,184	100.0%

Transactions With Affiliated Companies

During the three months ended December 31, 2016 and 2015, the Company had investments in portfolio companies designated as controlled investments and affiliates under the 1940 Act. Transactions with control investments and affiliates were as follows:

Name of Investment	Fair Value at September 30, 2016	Purchases (Sales) of/Advances to Affiliates	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2016	Interest Income	Dividend Income(3)
Controlled Investments
AAR Intermediate Holdings, LLC	$23,873,637	$431,243	$—	$—	$—	$24,304,880	$694,856	$—
Capstone Nutrition	20,939,706	—	—	722,720	—	21,662,426	—	—
Lydell Jewelry Design Studio, LLC	7,207,522	650,000	—	108,890	—	7,966,412	29,611	—
NVTN LLC	—	—	28,198,671	—	—	28,198,671	281,014	—
MCC Senior Loan Strategy JV I LLC(1)	31,252,416	7,262,500	—	903,299	—	39,418,215	—	568,750
OmniVere LLC	33,697,119	2,526,181	—	(859,082)	—	35,364,218	828,405	—
United Road Towing, Inc.	19,911,875	482,292	—	(11,925)	—	20,382,242	480,832	—
Total Controlled Investments	$136,882,275	$11,352,216	$28,198,671	$863,902	$—	$177,297,064	$2,314,718	$568,750
Affiliated Investments
US Multifamily, LLC	$10,000,000	$—	$—	$—	$—	$10,000,000	$166,750	$—
Total Affiliated Investments	$10,000,000	$—	$—	$—	$—	$10,000,000	$166,750	$—

Name of Investment	Fair Value at September 30, 2015	Purchases (Sales) of/Advances to Affiliates	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)(2)	Realized Gain/(Loss)(2)	Fair Value at December 31, 2015	Interest Income(2)	Dividend Income(2)
Controlled Investments
Capstone Nutrition	$—	$4,329,897	$20,840,795	$(7,239,419)	$—	$18,453,257	$783,359	$—
MCC Senior Loan Strategy JV I LLC(1)	14,215,834	8,750,000	—	23,106	—	22,988,940	—	—
OmniVere LLC	24,865,578	833,333	—	(1,971,448)	—	24,382,212	655,456	—
United Road Towing, Inc.	35,116,790	—	—	(8,779,789)	—	26,740,909	412,766	—
Total Controlled Investments	$74,198,202	$13,913,230	$20,840,795	$(17,967,550)	$—	$92,565,318	$1,851,581	$—
Affiliated Investments
US Multifamily, LLC	$10,000,000	$—	$—	$—	$—	$10,000,000	$166,750	$—
Total Affiliated Investments	$10,000,000	$—	$—	$—	$—	$10,000,000	$166,750	$—

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
Purchases/(sales) of or advances/(distributions) to affiliates represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to payment-in-kind interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and 2015, respectively. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from affiliates is included in total investment income on the Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015, respectively.

Loan Participation Sales

The Company sells portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At December 31, 2016, there were 10 participation agreements outstanding with an aggregate fair value of $151.6 million. At September 30, 2016 there were 14 participation agreements outstanding with an aggregate fair value of $254.5 million. The transfer of the participated portion of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. In each case, the Company’s loan participation agreements satisfy the following conditions:

•	transferred investments have been isolated from the Company - put presumptively beyond the reach of the Company and its creditors, even in bankruptcy or other receivership,

•
each participant has the right to pledge or exchange the transferred investments it received, and no condition both constrains the participant from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the Company; and

•
the Company, its consolidated affiliates or its agents do not maintain effective control over the transferred investments through either: (i) an agreement that entitles and/or obligates the Company to repurchase or redeem the assets before maturity, or (ii) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Such investments where the Company has retained proportionate interests are included in the consolidated schedule of investments. All of these investments are classified within Level 3 of the fair value hierarchy, as defined in Note 4.

During the three months ended December 31, 2016 and 2015, the Company collected interest and principal payments on behalf of the participant in the aggregate amount of $6.0 million and $2.1 million, respectively. Under the terms of the participation agreements, the Company will collect and remit periodic payments to the participant equal to the participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

As of December 31, 2016, MCC JV had total capital commitments of $100.0 million with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $45.0 million was funded as of December 31, 2016 relating to these commitments, of which $39.4 million was from the Company.

On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with initial commitments of $100 million subject to leverage and borrowing base restrictions. The JV Facility will bear interest at a rate of LIBOR (with no minimum) + 2.50% per annum. The revolving loan period ends on August 4, 2018 and the final maturity date is August 4, 2022. As of December 31, 2016, there was approximately $79.6 million outstanding under the JV Facility.

At December 31, 2016 and September 30, 2016, MCC JV had total investments at fair value of $116.6 million and $93.4 million, respectively. As of December 31, 2016 and September 30, 2016, MCC JV’s portfolio was comprised of senior secured first lien term loans to 36 and 30 borrowers, respectively. As of December 31, 2016 and September 30, 2016, certain investments in one portfolio company held by MCC JV were on non-accrual status.

Below is a summary of MCC JV’s portfolio, followed by a listing of the individual loans in MCC JV’s portfolio as of December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
Senior Secured Loans(1)	$118,684,965	$95,872,612
Weighted average current interest rate on Senior Secured Loans(2)	6.69%	6.70%
Number of borrowers in MCC JV	36	30
Largest loan to a single borrower(1)	$6,000,000	$5,216,234
Total of five largest loans to borrowers(1)	$26,667,772	$22,637,363

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

MCC JV Loan Portfolio as of December 31, 2016
(unaudited)

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

4 Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	2,475,000	2,475,000	2,475,000	5.5%
				2,475,000	2,475,000	2,475,000

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(1)	9/3/2021	2,730,000	2,708,607	2,730,000	6.1%
				2,730,000	2,708,607	2,730,000

Amplify Snack Brands, Inc.	Beverage, Food & Tobacco	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	9/2/2023	3,990,000	3,951,929	3,873,612	8.6%
				3,990,000	3,951,929	3,873,612

APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/31/2022	3,626,098	3,533,772	3,641,001	8.1%
				3,626,098	3,533,772	3,641,001

API Technologies Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(1)	4/22/2022	2,985,000	2,931,879	2,957,717	6.6%
				2,985,000	2,931,879	2,957,717

Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(1)	4/12/2023	2,992,500	2,942,257	2,972,450	6.6%
				2,992,500	2,942,257	2,972,450

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,500,000	5,445,689	5,445,000	12.1%
				5,500,000	5,445,689	5,445,000

CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,491,250	3,441,893	3,386,513	7.5%
				3,491,250	3,441,893	3,386,513

CP OpCo, LLC Term Loan A	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	504,597	504,597	504,597	1.1%
				504,597	504,597	504,597

CP OpCo, LLC Term Loan B	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	210,249	210,249	210,249	0.5%
				210,249	210,249	210,249

CP OpCo, LLC Term Loan C(3)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	3/31/2019	1,487,033	717,016	743,516	1.7%
				1,487,033	717,016	743,516

CP OpCo, LLC Term Loan D(3)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK, 1.00% LIBOR Floor)(1)	3/31/2019	934,849	—	—	0.0%
				934,849	—	—

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

CP OpCo, LLC Revolving Credit Facility	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	128,038	128,038	128,038	0.3%
				128,038	128,038	128,038

CP OpCo, LLC Revolving Credit Facility	Services: Consumer	Senior Secured First Lien Term Loan (ABR + 3.50% Cash, 3.50% ABR Floor)(1)	3/31/2019	210,935	210,935	210,935	0.5%
				210,935	210,935	210,935

CP Opco, LLC	Services: Consumer	Common Stock		41	—	—	0.0%
				41	—	—

CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(1)	12/19/2020	2,440,896	2,436,291	2,440,896	5.4%
				2,440,896	2,436,291	2,440,896

Elite Comfort Solutions, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(1)	1/15/2021	6,000,000	6,000,000	6,060,000	13.5%
				6,000,000	6,000,000	6,060,000

Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/2/2023	2,985,000	2,974,896	3,005,298	6.7%
				2,985,000	2,974,896	3,005,298

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	1/20/2021	2,992,366	2,977,798	3,052,214	6.8%
				2,992,366	2,977,798	3,052,214

GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)	6/16/2023	3,980,000	3,831,682	3,930,250	8.7%
				3,980,000	3,831,682	3,930,250

Harbortouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.75% Cash, 1.00% LIBOR Floor)(1)	5/31/2022	4,500,000	4,456,602	4,455,000	9.9%
				4,500,000	4,456,602	4,455,000

High Ridge Brands Co.	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(1)	6/30/2022	1,865,625	1,838,969	1,837,641	4.1%
				1,865,625	1,838,969	1,837,641

HNC Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	10/5/2023	263,000	261,724	265,630	0.6%
				263,000	261,724	265,630

Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	3/30/2022	4,964,677	4,908,790	5,014,323	11.1%
				4,964,677	4,908,790	5,014,323

Keurig Green Mountain, Inc.	Beverage, Food & Tobacco	Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 0.75% LIBOR Floor)(1)	3/3/2023	2,291,883	2,264,465	2,291,883	5.1%
				2,291,883	2,264,465	2,291,883

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

Keystone Peer Review Organization Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (ABR + 4.00%, 3.75% ABR Floor)(1)	12/28/2022	4,000,000	4,000,000	3,960,000	8.8%
				4,000,000	4,000,000	3,960,000

Kraton Polymers LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	1/6/2022	3,000,000	2,896,967	3,030,000	6.7%
				3,000,000	2,896,967	3,030,000

MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	12/15/2022	5,203,095	5,162,278	5,203,095	11.5%
				5,203,095	5,162,278	5,203,095

MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	6/29/2020	1,990,000	1,972,438	1,985,025	4.3%
				1,990,000	1,972,438	1,985,025

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	6/4/2020	2,954,764	2,954,764	2,954,764	6.6%
				2,954,764	2,954,764	2,954,764

O2 Partners, LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	10/7/2022	4,488,750	4,445,426	4,443,863	9.9%
				4,488,750	4,445,426	4,443,863

Pomeroy Group LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	11/30/2021	2,784,175	2,707,210	2,700,650	6.0%
				2,784,175	2,707,210	2,700,650

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	11/30/2021	5,000,000	4,950,876	5,000,000	11.1%
				5,000,000	4,950,876	5,000,000

Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	4/29/2022	2,467,100	2,423,077	2,411,590	5.4%
				2,467,100	2,423,077	2,411,590

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/30/2022	2,958,792	2,909,192	2,951,395	6.6%
				2,958,792	2,909,192	2,951,395

Sundial Group Holdings LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	10/19/2021	2,887,500	2,841,194	2,887,500	6.4%
				2,887,500	2,841,194	2,887,500

Survey Sampling International, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/16/2020	2,977,265	2,952,089	2,996,349	6.7%
				2,977,265	2,952,089	2,996,349

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

TaxACT, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)	1/3/2023	3,731,481	3,643,226	3,731,481	8.3%
				3,731,481	3,643,226	3,731,481

TrialCard Incorporated	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	10/26/2021	3,500,000	3,466,284	3,500,000	7.8%
				3,500,000	3,466,284	3,500,000

VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/1/2023	2,985,000	2,957,169	2,955,150	6.6%
				2,985,000	2,957,169	2,955,150

Victory Capital Operating, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 7.50%, 1.00% LIBOR Floor)(1)	10/29/2021	1,621,005	1,598,431	1,637,215	3.6%
				1,621,005	1,598,431	1,637,215

Western Digital Corporation	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 0.75% LIBOR Floor)(1)	4/29/2023	2,587,000	2,536,945	2,612,870	5.8%
				2,587,000	2,536,945	2,612,870

Total Investments, December 31 2016				$118,684,965	$115,570,641	$116,592,711	258.8%

(1)	Represents the weighted average annual current interest rate as of December 31, 2016. All interest rates are payable in cash, unless otherwise noted.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	This investment was on non-accrual status as of December 31, 2016.

MCC JV Loan Portfolio as of September 30, 2016

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	2,487,500	2,487,500	2,487,500	7.0%
				2,487,500	2,487,500	2,487,500

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(1)	9/3/2021	2,747,500	2,724,808	2,728,295	7.6%
				2,747,500	2,724,808	2,728,295

Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	9/2/2023	4,000,000	3,960,392	3,960,000	11.1%
				4,000,000	3,960,392	3,960,000

APCO Holdings, Inc	Automotive	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/31/2022	3,703,125	3,604,166	3,660,168	10.2%
				3,703,125	3,604,166	3,660,168

API Technologies Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(1)	4/22/2022	2,992,500	2,936,717	2,932,650	8.2%
				2,992,500	2,936,717	2,932,650

Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(1)	4/12/2023	3,000,000	2,947,612	2,910,000	8.1%
				3,000,000	2,947,612	2,910,000

CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,500,000	3,448,618	3,395,002	9.5%
				3,500,000	3,448,618	3,395,002

CP OpCo, LLC Term Loan A	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	495,048	495,048	495,048	1.4%
				495,048	495,048	495,048

CP OpCo, LLC Term Loan B	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	206,270	206,270	206,270	0.6%
				206,270	206,270	206,270

CP OpCo, LLC Term Loan C(3)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	3/31/2019	1,447,834	717,016	717,016	2.0%
				1,447,834	717,016	717,016

CP OpCo, LLC Term Loan D(3)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	3/31/2019	901,391	—	—	0.0%
				901,391	—	—

CP OpCo, LLC Revolving Credit Facility	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	128,038	128,038	128,038	0.4%
				128,038	128,038	128,038

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

CP OpCo, LLC Revolving Credit Facility	Services: Consumer	Senior Secured First Lien Term Loan (ABR + 3.50% Cash, 3.50% ABR Floor)(1)	3/31/2019	112,674	112,674	112,674	0.3%
				112,674	112,674	112,674

CP Opco, LLC (Classic Party Rentals) Common Units	Services: Consumer	Common Stock		41	—	—	0.0%
				41	—	—

CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(1)	12/19/2020	2,646,703	2,641,393	2,646,703	7.4%
				2,646,703	2,641,393	2,646,703

Elite Comfort Solutions, Inc	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(1)	1/15/2021	4,196,875	4,196,875	4,238,844	11.9%
				4,196,875	4,196,875	4,238,844

Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/2/2023	2,992,500	2,981,967	2,962,575	8.3%
				2,992,500	2,981,967	2,962,575

GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)	6/16/2023	3,990,000	3,835,508	3,795,687	10.6%
				3,990,000	3,835,508	3,795,687

HarborTouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)	5/31/2022	3,478,125	3,445,054	3,443,344	9.6%
				3,478,125	3,445,054	3,443,344

High Ridge Brands Co.	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(1)	6/30/2022	1,870,313	1,842,364	1,842,257	5.2%
				1,870,313	1,842,364	1,842,257

Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	3/30/2022	4,977,182	4,918,462	5,020,982	14.1%
				4,977,182	4,918,462	5,020,982

Keurig Green Mountain, Inc.	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 0.75% LIBOR Floor)(1)	3/3/2023	4,013,275	3,963,303	4,013,275	11.2%
				4,013,275	3,963,303	4,013,275

Kraton Polymers LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	1/6/2022	3,000,000	2,891,792	3,030,000	8.5%
				3,000,000	2,891,792	3,030,000

MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	12/15/2022	5,216,234	5,173,584	5,160,681	14.4%
				5,216,234	5,173,584	5,160,681

MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	6/29/2020	1,995,000	1,976,126	1,990,012	5.5%
				1,995,000	1,976,126	1,990,012

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

NetSmart Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/19/2023	2,493,750	2,469,871	2,503,227	7.0%
				2,493,750	2,469,871	2,503,227

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	6/4/2020	2,962,302	2,962,302	2,948,972	8.3%
				2,962,302	2,962,302	2,948,972

Pomeroy Group LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	11/30/2021	3,491,206	3,389,703	3,386,470	9.5%
				3,491,206	3,389,703	3,386,470

Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	4/29/2022	2,487,500	2,441,013	2,409,765	6.7%
				2,487,500	2,441,013	2,409,765

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	10/30/2022	2,966,292	2,914,417	2,904,564	8.1%
				2,966,292	2,914,417	2,904,564

Sundial Group Holdings LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	10/19/2021	2,925,000	2,875,629	2,879,721	8.1%
				2,925,000	2,875,629	2,879,721

Survey Sampling International, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/16/2020	2,984,843	2,957,468	2,954,994	8.3%
				2,984,843	2,957,468	2,954,994

TaxAct, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)	1/3/2023	4,233,796	4,129,461	4,302,807	12.0%
				4,233,796	4,129,461	4,302,807

VCVH Holding Corp.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/1/2023	2,992,500	2,963,504	2,971,852	8.3%
				2,992,500	2,963,504	2,971,852

Victory Capital Operating, LLC.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 7.50%, 1.00% LIBOR Floor)(1)	10/29/2021	1,643,836	1,619,749	1,615,069	4.5%
				1,643,836	1,619,749	1,615,069

Western Digital Corporation	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 0.75% LIBOR Floor)(1)	4/29/2023	2,593,500	2,541,321	2,617,879	7.3%
				2,593,500	2,541,321	2,617,879

Total Investments, September 30, 2016				$95,872,654	$92,899,725	$93,372,341	261.4%

(1)	Represents the weighted average annual current interest rate as of September 30, 2016. All interest rates are payable in cash, unless otherwise noted.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	This investment was on non-accrual status as of September 30, 2016

Below is certain summarized financial Information for MCC JV as of December 31, 2016 and September 30, 2016, and for the three months ended December 31, 2016 and 2015:

	As of December 31, 2016	As of September 30, 2016
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (amortized cost of $115,570,641 and $92,899,725, respectively)	$116,592,711	$93,372,341
Cash	7,131,730	9,720,324
Other assets	428,215	268,136
Total assets	$124,152,656	$103,360,801

Line of credit (net of debt issuance costs of $957,632 and $1,000,841, respectively)	$78,622,368	$67,079,159
Other liabilities	239,801	340,088
Interest payable	241,097	224,507
Total liabilities	79,103,266	67,643,754
Members' capital	45,049,390	35,717,047
Total liabilities and members' capital	$124,152,656	$103,360,801

	For the three months ended December 31
	2016	2015
Selected Consolidated Statement of Operations Information:
Total revenues	$2,002,357	355,113
Total expenses	(975,360)	(291,814)
Net unrealized depreciation	549,454	(36,806)
Net realized gains	105,892	1,867
Net income/(loss)	$1,682,343	$28,360

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of December 31, 2016 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$562,490	$562,490
Senior Secured Second Lien Term Loans	—	—	214,871	214,871
Senior Secured First Lien Notes	—	6,664	21,047	27,711
Unsecured Debt	—	—	39,645	39,645
Equity/Warrants	234	200	33,044	33,478
Total	$234	$6,864	$871,097	$878,195
MCC Senior Loan Strategy JV I LLC(1)				$39,418
Total Investments, at fair value				$917,613

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2016 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$565,329	$565,329
Senior Secured Second Lien Term Loans	—	—	213,537	213,537
Senior Secured First Lien Notes	—	6,375	21,048	27,423
Unsecured Debt	—	—	52,809	52,809
Equity/Warrants	359	363	23,112	23,834
Total	$359	$6,738	$875,835	$882,932
MCC Senior Loan Strategy JV I LLC(1)				$31,252
Total Investments, at fair value				$914,184

(1)
Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended December 31, 2016 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2016	$565,329	$213,537	$21,048	$52,809	$23,112	$875,835
Purchases and other adjustments to cost	4,119	768	—	1,058	12	5,957
Originations	75,349	—	—	1,973	10,875	88,197
Sales	—	—	—	—	—	—
Settlements	(79,227)	—	—	(15,000)	—	(94,227)
Net realized gains/(losses) from investments	(6,089)	—	—	(289)	—	(6,378)
Net transfers in and/or out of Level 3	—	—	—	—	—	—
Net unrealized gains/(losses)	3,009	566	(1)	(906)	(955)	1,713
Balance as of December 31, 2016	$562,490	$214,871	$21,047	$39,645	$33,044	$871,097

The following table provides a reconciliation of the beginning and ending balances for investments that use level 3 inputs for the three months ended December 31, 2015 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2015	$695,970	$372,176	$30,669	$45,661	$50,584	$1,195,060
Purchases and other adjustments to cost	3,232	393	9	476	460	4,570
Originations	24,190	10,000	—	—	624	34,814
Sales	(44,834)	(32,900)	—	—	—	(77,734)
Settlements	—	—	(11,000)	—	(5,840)	(16,840)
Net realized gains/(losses) from investments	151	—	39	—	5,303	5,493
Net transfers in and/or out of Level 3	—	—	4,972	—	—	4,972
Net unrealized gains/(losses)	(38,013)	(5,087)	563	(2,126)	(14,389)	(59,052)
Balance as of December 31, 2015	$640,696	$344,582	$25,252	$44,011	$36,742	$1,091,283

Net change in unrealized loss included in earnings related to investments still held as of December 31, 2016 and 2015, was approximately $23.0 million and $75.8 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended December 31, 2016 none of our investments transferred in or out of Level 3. During the three months ended December 31, 2015, one of our senior secured first lien notes with a fair value of $5.0 million transferred from Level 2 to Level 3 because of the decrease in availability of the transaction data or the inputs to the valuation.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of December 31, 2016 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$367,923	Income Approach (DCF)	Market Yield	7.59% - 15.38% (11.21%)

Senior Secured First Lien Term Loans	34,490	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount Rate	0.40x - 1.00x (0.82x)/5.00x - 7.00x (6.41x)/17.50% - 18.00% (17.65%)

Senior Secured First Lien Term Loans	21,662	Market Approach (Guideline Comparable)/Income Approach (DCF)	Run-Rate Revenue Multiple(1), Run-Rate EBITDA Multiple(1), Discount Rate	0.50x - 1.00x (0.75x)/5.50x - 6.50x (6.00x)/18.50% - 21.50% (20.00%)

Senior Secured First Lien Term Loans	41,383	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), Discount Rate	0.63x - 3.00x (2.54x)/15.00% - 20.00% (15.96%)

Senior Secured First Lien Term Loans	7,850	Market Approach (Guideline Comparable)	Revenue Generating Unit	$393.75 - $525.00 ($459.38)

Senior Secured First Lien Term Loans	6,228	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), Discount Rate	1.00x - 1.50x (1.25x) /14.00%-18.00% (16.00%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	18,648	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	LTM Revenue Multiple(1), NTM Revenue Multiple(1), LTM EBITDA Multiple(1), NTM EBITDA Multiple(1), Discount Rate	0.50x-0.75x(0.63x) /0.50x-0.75x(0.63x) / 6.50x-8.50x (7.50x)/ 6.50x-8.50x (7.50x)/19.00%-21.00% (20.00%)

Senior Secured First Lien Term Loans	22,889	Market Approach (Guideline Comparable)/Income Approach (DCF)	2016 Revenue Multiple(1), NTM Revenue Multiple(1), NTM EBITDA, Discount Rate	0.75x-1.25x (1.00x)/0.75x-1.25x (1.00x)/6.50x-7.00x (6.75x)/ 17.50%-22.50% (20.00%)

Senior Secured First Lien Term Loans	14,009	Market Approach (Guideline Comparable)	2016 and NTM Revenue Multiple(1)	0.50x - 0.75x (0.63x)/0.50x - 0.75x (0.63x)

Senior Secured First Lien Term Loans	113	Enterprise Valuation Analysis	Expected Proceeds	$0.2M - $0.2M ($0.2M)

Senior Secured First Lien Term Loans	27,297	Recent Arms Length Transaction	Recent Arms Length Transaction	N/A

Senior Secured Notes	21,047	Income Approach (DCF)	Market Yield	8.06% - 8.06% (8.06%)

Senior Secured Second Lien Term Loans	180,039	Income Approach (DCF)	Market Yield	8.98% - 17.44% (11.74%)

Senior Secured Second Lien Term Loans	2,840	Market Approach (Guideline Comparable)	2016 EBITDA Multiple(1)	5.00x - 6.00x (5.50x)

Senior Secured Second Lien Term Loan	19,196	Market Approach (Guideline Comparable)	LTM Revenue Multiple(1), NTM Revenue Multiple(1), LTM EBITDA Multiple(1)	0.60x-0.80x(0.70x) /0.60x-0.80x(0.70x) / 6.25x - 6.75x (6.50x)

Senior Secured Second Lien Term Loan	12,796	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), NTM Revenue Multiple(1), LTM EBITDA Multiple(1), NTM EBITDA Multiple(1), Discount Rate	0.40x-0.60x(0.50x) /0.40x-0.60x(0.50x) / 8.25x-9.25x (8.75x)/ 7.50x-8.50x (8.00x)/17.50%-21.50% (19.50%)

Unsecured Debt	12,476	Market Approach (Guideline Comparable)/Income Approach (DCF)	2016 Revenue Multiple(1), NTM Revenue Multiple(1), NTM EBITDA, Discount Rate	0.75x-1.25x (1.00x)/0.75x-1.25x (1.00x)/6.50x-7.00x (6.75x)/ 17.50%-22.50% (20.00%)

Unsecured Debt	27,169	Income Approach (DCF)	Market Yield	18.00% - 20.00% (18.00%)

Unsecured Debt	—	Recent Arms Length Transaction	Recent Arms Length Transaction	N/A

Equity	5,750	Income Approach (DCF)	Market Yield	8.70%-8.70% (8.70%)

Equity	—	Market Approach (Guideline Comparable)	Revenue Generating Unit	$393.75 - $525.00 ($459.38)

Equity	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), Discount Rate	1.00x - 1.50x (1.25x) /14.00%-18.00% (16.00%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Equity	9,551	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	LTM Revenue Multiple(1), NTM Revenue Multiple(1), LTM EBITDA Multiple(1), NTM EBITDA Multiple(1), Discount Rate	0.50x-0.75x(0.63x) /0.50x-0.75x(0.63x) / 6.50x-8.50x (7.50x)/ 6.50x-8.50x (7.50x)/19.00%-21.00% (20.00%)

Equity	1,186	Market Approach (Guideline Comparable)	LTM Revenue Multiple(1), NTM Revenue Multiple(1), LTM EBITDA Multiple(1)	0.60x-0.80x(0.70x) /0.60x-0.80x(0.70x) / 6.25x - 6.75x (6.50x)

Equity	—	Market Approach (Guideline Comparable)	LTM Revenue Multiple(1), NTM Revenue Multiple(1)	0.75x - 1.00x (0.75x) /0.75x - 1.00x (0.75x)

Equity	1,612	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM EBITDA, Run-Rate Multiple(1), Discount Rate	7.00x - 8.00x (7.50x)/7.00x - 8.00x (7.50x) / 16.00%-18.00% (17.00%)

Equity	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), Discount Rate	0.63x - 3.00x (2.54x)/15.00% - 20.00% (15.96%)

Equity	5,400	Market Approach (Guideline Comparable)	LTM EBITDA and EV/PP&E Multiple(1)	5.50x - 6.50x (6.00x) / 0.75x - 1.00x (0.88x)

Equity	4,738	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple(1)	5.50x - 7.00x (6.47x) / 5.75x - 6.75x (6.38x)

Equity	278	Market Approach (Guideline Comparable)/Precendent Transaction	LTM Revenue Multiple(1), NTM Revenue Multiple(1), LTM EBITDA Multiple(1), NTM EBITDA Multiple(1), Precedent Transaction	0.75x-1.25x(1.00x) / 0.75x-1.25x(1.00x) / 7.00x-8.00x (7.50x)/ 5.50x-6.50x (6.00x)/$34.8M-$34.8M ($34.8M)

Equity	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount Rate	0.40x - 1.00x (0.82x)/5.00x - 7.00x (6.41x)/17.50% - 18.00% (17.65%)

Equity	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	Run-Rate Revenue Multiple(1), Run-Rate EBITDA Multiple(1), Discount Rate	0.50x - 1.00x (0.75x)/5.50x - 6.50x (6.00x)/18.50% - 21.50% (20.00%)

Equity	—	Market Approach (Guideline Comparable)	2016 EBITDA Multiple(1)	5.00x - 6.00x (5.50x)

Equity	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	2016 Revenue Multiple(1), NTM Revenue Multiple(1), NTM EBITDA, Discount Rate	0.75x-1.25x (1.00x)/0.75x-1.25x (1.00x)/6.50x-7.00x (6.75x)/ 17.50%-22.50% (20.00%)

Equity	4,530	Recent Arms Length Transaction	Recent Arms Length Transaction	N/A

Total	$871,097

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2016 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$446,549	Income Approach (DCF)	Market Yield	7.55% - 16.00% (11.54%)

Senior Secured First Lien Term Loans	54,254	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount Rate	0.40x - 1.00x (0.80x)/5.00x - 7.00x (6.46x)/17.00% - 20.00% (18.33%)

Senior Secured First Lien Term Loans	7,832	Market Approach (Guideline Comparable)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1), RGU	1.00x - 1.50x (1.50x)/5.00x - 6.00x (6.00x)/$393.75 - $525.00 ($525.00)

Senior Secured First Lien Term Loans	7,207	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), Discount Rate	0.25x - 1.00x (0.63x) 19.00% - 21.00% (20.00%)

Senior Secured First Lien Term Loans	5,989	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), Discount Rate	0.75x - 1.25x (1.00x) /14.00%-18.00% (16.00%)

Senior Secured First Lien Term Loans	22,360	Market Approach (Guideline Comparable)/Income Approach (DCF)	2016 Revenue Multiple(1), NTM Revenue Multiple(1), NTM EBITDA, Discount Rate	0.75x-1.25x (1.25x)/0.75x-1.25x (1.25x)/6.50x-7.00x (7.00x)/ 17.50%-22.50% (20.00%)

Senior Secured First Lien Term Loans	13,308	Market Approach (Guideline Comparable)	2016 Revenue Multiple(1)	0.50x - 0.75x (0.63x)

Senior Secured First Lien Term Loans	1,160	Enterprise Valuation Analysis	Recovery Proceeds	$0.0M - $1.2M ($1.2M)

Senior Secured First Lien Term Loans	6,670	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A

Senior Secured First Lien Notes	21,048	Income Approach (DCF)	Market Yield	8.02% - 8.02% (8.02%)

Senior Secured Second Lien Term Loans	179,197	Income Approach (DCF)	Market Yield	8.97% - 17.86% (11.54%)

Senior Secured Second Lien Term Loans	2,818	Market Approach (Guideline Comparable)	2016 EBITDA Multiple(1)	5.00x - 6.00x (5.50x)

Senior Secured Second Lien Term Loan	18,726	Market Approach (Guideline Comparable)	LTM Revenue Multiple(1), NTM Revenue Multiple(1), LTM EBITDA Multiple(1)	0.50x-0.75x(0.63x) /0.50x-0.75x(0.63x) / 6.25x - 6.75x (6.50x)

Senior Secured Second Lien Term Loan	12,796	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple(1)	8.50x-9.50x (9.00x)/ 8.00x-9.00x (8.50x)

Unsecured Debt	11,337	Market Approach (Guideline Comparable)/Income Approach (DCF)	2016 Revenue Multiple(1), NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount Rate	0.75x-1.25x (1.25x)/0.75x-1.25x (1.25x)/6.50x-7.00x (7.00x)/ 17.50%-22.50% (20.00%)

Unsecured Debt	26,322	Income Approach (DCF)	Market Yield	18.00%-18.50% (18.49%)

Unsecured Debt	15,150	Income Approach (DCF)	Market Yield	10.58%-10.58% (10.58%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Equity	5,749	Income Approach (DCF)	Market Yield	8.75%-8.75% (8.75%)

Equity	3,330	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A

Equity	—	Market Approach (Guideline Comparable)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1), RGU	1.00x - 1.50x (1.50x)/5.00x - 6.00x (6.00x)/$393.75 - $525.00 ($525.00)

Warrants	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), Discount Rate	0.25x - 1.00x (0.63x) 19.00% - 21.00% (20.00%)

Equity	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), Discount Rate	0.75x - 1.25x (1.00x)/14.00% - 18.00% (16.00%)

Equity	1,186	Market Approach (Guideline Comparable)	LTM Revenue Multiple(1), NTM Revenue Multiple(1), LTM EBITDA Multiple(1)	0.50x-0.75x(0.63x) /0.50x-0.75x(0.63x) / 6.25x - 6.75x (6.50x)

Equity	—	Market Approach (Guideline Comparable)	LTM Revenue Multiple(1), NTM Revenue Multiple(1)	0.75x - 1.00x (0.75x) /0.75x - 1.00x (0.75x)

Equity	3,263	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM EBITDA, Run-Rate Multiple(1), Discount Rate	7.00x - 8.00x (7.50x)/7.00x - 8.00x (7.50x) / 16.00%-18.00% (17.00%)

Equity	71	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM EBITDA Multiple(1), Discount Rate	6.00x - 7.00x (7.00x)/ 14.00%-16.00% (15.00%)

Equity	642	Market Approach (Guideline Comparable)/Precedent Transaction	NTM EBITDA Multiple(1), Precedent Transaction	4.25x - 5.25x (4.75x) / $185.3M-$185.3M ($185.3M)

Warrants	5,400	Market Approach (Guideline Comparable)	LTM EBITDA and EV/PP&E Multiple(1)	5.50x - 6.50x (6.00x) / 0.75x - 1.00x (0.88x)

Equity	1,759	Market Approach (Guideline Comparable)	LTM and 2016 EBITDA Multiple(1)	6.50x - 7.00x (6.54x) / 6.00x - 6.50x (6.04x)

Equity	1,712	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple(1)	5.75x - 7.50x (7.03x) / 5.75x - 6.75x (6.49x)

Equity	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount Rate	0.40x - 1.00x (0.80x)/5.00x - 7.00x (6.46x)/17.00% - 20.00% (18.33%)

Warrants	—	Market Approach (Guideline Comparable)	2016 EBITDA Multiple(1)	5.00x - 6.00x (5.50x)

Equity	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	2016 Revenue Multiple(1), NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount Rate	0.75x-1.25x (1.25x)/0.75x-1.25x (1.25x)/6.50x-7.00x (7.00x)/ 17.50%-22.50% (20.00%)

Total	$875,835

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

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

The Company’s outstanding debt as of December 31, 2016 and September 30, 2016 was as follows (dollars in thousands):

	As of
	December 31, 2016				September 30, 2016
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
Revolving Credit Facility	$343,500	$18,000	$18,000	$18,000	$343,500	$14,000	$14,000	$14,000
Term Loan Facility	174,000	174,000	174,000	174,000	174,000	174,000	174,000	174,000
2019 Notes	40,000	40,000	40,000	40,608	40,000	40,000	40,000	40,704
2021 Notes	74,013	74,013	74,013	75,760	74,013	74,013	74,013	76,677
2023 Notes	63,880	63,880	63,880	63,905	63,500	63,500	63,500	63,856
SBA Debentures	150,000	150,000	150,000	150,000	150,000	150,000	150,000	150,000
Total	$845,393	$519,893	$519,893	$522,273	$845,013	$515,513	$515,513	$519,237

Credit Facility

On July 28, 2015, we entered into Amendment No. 7 to our existing Revolving Credit Facility Amendment and Amendment No. 7 to our existing Term Loan Facility Amendment, each with certain lenders party thereto and ING Capital LLC, as administrative agent. The Amendments modified certain provisions of the Facilities.

The pricing in the case of the term loan credit facility (the “Term Loan Facility”) was reduced for LIBOR loans from LIBOR (with no minimum) plus 3.25% to LIBOR plus 3.00%. The pricing on the revolving credit facility (the “Revolving Facility,” and together with the Term Loan Facility the “Facilities”) will remain the same at LIBOR (with no minimum) plus 2.75%. Both the Term Loan Facility and Revolving Facility will decrease by an additional 25 basis points upon receiving an investment grade rating from Standard & Poor’s.

Additionally, the Term Loan Facility’s bullet maturity was extended from June 2019 to July 2020 and the Revolving Facility’s revolving period was extended from June 2017 to July 2019, followed by a one-year amortization period and a final maturity in July 2020.

As of December 31, 2016, total commitments under the Facilities are $517.5 million, comprised of $343.5 million committed to the Revolving Facility and $174.0 million funded under the Term Loan Facility.

At December 31, 2016, the carrying amount of our borrowings under the Facilities approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2016 and September 30, 2016, the Facilities would be deemed to be Level 3, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Facilities are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Facilities. As of December 31, 2016 and September 30, 2016, debt issuance costs related to the Facilities were as follows (dollars in thousands):

	December 31, 2016		September 30, 2016
	Revolving Facility	Term Facility	Revolving Facility	Term Facility
Total Debt Issuance Costs	$8,199	$4,290	$8,199	$4,290
Amortized Debt Issuance Costs	4,988	2,273	4,609	2,093
Unamortized Debt Issuance Costs	$3,211	$2,017	$3,590	$2,197

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities for the three months ended December 31, 2016 and 2015 (dollars in thousands):

	For the three months ended December 31
	2016	2015
Revolving Facility interest	$21	$1,202
Revolving Facility commitment fee	872	287
Term Facility interest	1,600	1,445
Amortization of debt issuance costs	559	488
Agency and other fees	19	21
Total	$3,071	$3,443
Weighted average stated interest rate	3.7%	3.2%
Weighted average outstanding balance	$176,087	$332,070

As of December 31, 2016 and September 30, 2016, there was $18.0 million and $14.0 million, respectively, outstanding under the Revolving Facility. As of December 31, 2016 and September 30, 2016, there was $174.0 million outstanding under the Term Loan Facility.

Unsecured Notes

2019 Notes

On March 21, 2012, the Company issued $40.0 million in aggregate principal amount of 7.125% unsecured notes that mature on March 30, 2019 (the "2019 Notes"). The 2019 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 30, 2015. The 2019 Notes bear interest at a rate of 7.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The 2019 Notes are listed on the NYSE and trade thereon under the trading symbol “MCQ”.

2021 Notes

On December 17, 2015, the Company issued $70.8 million in aggregate principal amount of 6.50% unsecured notes that mature on January 30, 2021 (the “2021 Notes”). The 2021 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 30, 2019. The 2021 Notes bear interest at a rate of 6.50% per year, payable quarterly on January 30, April 30, July 30 and October 30 of each year, beginning January 30, 2016. The 2021 Notes are listed on the NYSE and trade thereon under the trading symbol “MCX”.

On January 14, 2016, the Company closed an additional $3.25 million in aggregate principal amount of the 2021 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes.

2023 Notes

On March 18, 2013, the Company issued $60.0 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the "2023 Notes," and together with the 2019 Notes and 2021 Notes, the “Unsecured Notes”). The 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 30, 2016. The 2023 Notes bear interest at a rate of 6.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2013. The 2023 Notes are listed on the NYSE and trade thereon under the trading symbol “MCV”.

On March 26, 2013, the Company closed an additional $3.5 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes.

On December 12, 2016, the Company entered into an “At-The-Market” (“ATM”) debt distribution agreement with FBR Capital Markets & Co., through which the Company could offer for sale, from time to time, up to $40.0 million in aggregate principal amount of the 2023 Notes. During the period from December 12, 2016 to December 31, 2016, the Company sold 15,159 of the 2023 Notes at an average price of $25.05 per note, and raised $0.4 million in net proceeds, under the ATM debt distribution agreement.

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. At December 31, 2016 and September 30, 2016, the Notes would be deemed to be Level 1, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As of December 31, 2016 and September 30, 2016, debt issuance costs related to the Notes were as follows (dollars in thousands):

	December 31, 2016				December 31, 2015
	2019 Notes	2021 Notes	2023 Notes	Total	2019 Notes	2021 Notes	2023 Notes	Total
Total Debt Issuance Costs	$1,475	$3,226	$2,414	$7,115	$1,475	$3,226	$2,129	$6,830
Amortized Debt Issuance Costs	1,004	657	807	2,468	951	498	751	2,200
Unamortized Debt Issuance Costs	$471	$2,569	$1,607	$4,647	$524	$2,728	$1,378	$4,630

For the three months ended December 31, 2016 and 2015, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the three months ended December 31
	2016	2015
2019 Unsecured Notes interest	$713	$713
2021 Unsecured Notes interest	1,203	166
2023 Unsecured Notes interest	973	972
Amortization of debt issuance costs	267	129
Total	$3,156	$1,980
Weighted average stated interest rate	6.5%	6.4%
Weighted average outstanding balance	$177,534	$114,268

As of December 31, 2016, $40.0 million, $74.0 million and $63.9 million in aggregate principal amount of the 2019 Notes, the 2021 Notes, and the 2023 Notes were outstanding, respectively. As of September 30, 2016, $40.0 million, $74.0 million and $63.5 million in aggregate principal amount of the 2019 Notes, the 2021 Notes, and the 2023 Notes were outstanding, respectively.

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

As of December 31, 2016 and September 30, 2016, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding that mature between September 2023 and September 2025.

Our fixed-rate SBA Debentures as of December 31, 2016 and September 30, 2016 were as follows (dollars in thousands):

	December 31, 2016		September 30, 2016
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate
September 2013	$5,000	4.404%	$5,000	4.404%
March 2014	39,000	3.951	39,000	3.951
September 2014	50,000	3.370	50,000	3.370
September 2014	6,000	3.775	6,000	3.775
September 2015	50,000	3.571	50,000	3.571
Weighted Average Rate/Total	$150,000	3.639%	$150,000	3.639%

As of December 31, 2016, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2016 and September 30, 2016 the SBA Debentures would be deemed to be Level 3, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the SBA Debentures are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the SBA Debentures. As of December 31, 2016 and September 30, 2016, debt issuance costs related to the SBA Debentures were as follows (dollars in thousands):

	December 31, 2016	September 30, 2016
Total Debt Issuance Costs	$5,138	$5,138
Amortized Debt Issuance Costs	1,784	1,613
Unamortized Debt Issuance Costs	$3,354	$3,525

For the three months ended December 31, 2016 and 2015, the components of interest, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the three months ended December 31
	2016	2015
SBA Debentures interest	$1,376	$1,376
Amortization of debt issuance costs	171	171
Total	$1,547	$1,547
Weighted average stated interest rate	3.6%	3.6%
Weighted average outstanding balance	$150,000	$150,000

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

For the three months ended December 31, 2016 and 2015 the Company incurred base management fees to MCC Advisors of $4.5 million and $5.4 million, respectively. For the three months ended December 31, 2016 and 2015, we incurred $0.9 million and $3.9 million of incentive fees related to pre-incentive fee net investment income, respectively.

For the three months ended December 31, 2016, base management and incentive fees, net of fees waived under the Fee Waiver Agreement were $4.5 million and $0.9 million, respectively.

As of December 31, 2016 and September 30, 2016, $5.3 million and $4.6 million were included in “management and incentive fees payable,” in the accompanying Consolidated Statements of Assets and Liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three months ended December 31, 2016 and 2015, we incurred $0.9 million and $0.9 million in administrator expenses, respectively.

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

Opportunities for co-investments may arise when MCC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients, or affiliated funds. The Company obtained an exemptive order from the SEC on November 25, 2013 (the “Exemptive Order”), which permits the Company to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley LLC, the parent company of Medley Capital LLC and MCC Advisors, or an investment adviser controlled by Medley LLC in a manner consistent with its investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Co-investment under the Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Company’s Board of Directors determines that it would be advantageous for the Company to co-invest in a manner described in the Exemptive Order. Before receiving the Exemptive

Order, the Company only participated in co-investments that were allowed under existing regulatory guidance, such as syndicated loan transactions where price was the only negotiated term, which limited the types of investments that the Company could make.

Note 8. Commitments

Unfunded commitments

As of December 31, 2016 and September 30, 2016, we had commitments under loan and financing agreements to fund up to $12.3 million to 8 portfolio companies and $9.2 million to 8 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and a revolver and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2016 and September 30, 2016 is shown in the table below (dollars in thousands):

	As of
	December 31, 2016	September 30, 2016
SMART Financial Operations, LLC - Delayed Draw Term Loan	$4,725	$—
Trans-Fast Remittance LLC - Revolver	1,875	—
AAR Intermediate Holdings, LLC - Revolver	1,366	1,797
Trans-Fast Remittance LLC - Delayed Draw Term Loan	1,057	—
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Impact Sales, LLC - Delayed Draw Term Loan	875	—
Brantley Transportation LLC - Delayed Draw Term Loan	788	863
Black Angus Steakhouses, LLC - Revolver	625	446
Access Media Holdings, LLC - Series AA Preferred Equity	60	184
CP OPCO LLC - Revolver	53	609
Tenere Acquisition Corp. - Delayed Draw Term Loan	—	2,000
DHISCO Electronic Distribution, Inc. - Revolver	—	1,905
Lydell Jewelry Design Studio, LLC - Delayed Draw Term Loan	—	500
Total	$12,317	$9,197

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

Note 9. Fee Income

Fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, and other miscellaneous fees. The following tables summarize the Company’s fee income for the three months ended December 31, 2016 and 2015 (dollars in thousands):

	For the three months ended December 31
	2016	2015
Origination fee	$727	$1,008
Other fees	218	276
Administrative agent fee	205	190
Prepayment fee	169	482
Amendment fee	105	1,103
Fee income	$1,424	$3,059

Note 10. Directors Fees

On December 7, 2016, the board of directors approved an amendment to the compensation model pursuant to which the independent directors earn fees for their service on the Board. Prior to the amendment, as compensation for serving on our board of directors, each independent director received an annual fee of $55,000. Independent directors also received $7,500 ($1,500 for telephonic attendance) plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and received $2,500 ($1,500 for telephonic attendance) plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the Chairman of the Audit Committee received an annual fee of $25,000 and each chairperson of any other committee received an annual fee of $10,000, and other members of the Audit Committee and any other standing committees received an annual fee of $12,500 and $6,000, respectively, for their additional services in these capacities.

The compensation model approved by the board of directors on December 7, 2016, which was retroactively effective as of October 1, 2016, amended the prior model by increasing the annual fee received by each independent director from $55,000 to $90,000, but decreasing the per board meeting fee from $7,500 to $3,000. In addition, there will no longer be a different fee for participating in board and/or committee meetings telephonically.

No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940 Act). For the three months ended December 31, 2016 and 2015, we accrued $0.2 million and $0.1 million for directors’ fees expense, respectively.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended December 31, 2016 and 2015 (dollars in thousands except share and per share amounts):

	For the three months ended December 31
	2016	2015
Basic and diluted:
Net increase/(decrease) in net assets from operations	$6,326	$(39,204)
Weighted average common shares outstanding	54,474,211	56,300,067
Earnings per common share-basic and diluted	$0.12	$(0.70)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended December 31, 2016 and 2015:

	For the three months ended December 31
	2016	2015
Per share data:
Net asset value per share at beginning of period	$9.49	$11.00

Net investment income(1)	0.19	0.28
Net realized gains/(losses) on investments	(0.12)	0.10
Net unrealized appreciation/(depreciation) on investments	0.05	(1.07)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	(0.01)
Net increase/(decrease) in net assets	0.12	(0.70)

Distributions from net investment income	(0.22)	(0.30)
Distributions from net realized gains	—	—
Distributions from tax return of capital	—	—
Repurchase of common stock under stock repurchase program	—	0.01
Other(2)	—	—

Net asset value at end of period	$9.39	$10.01
Net assets at end of period	$511,260,387	$562,714,998
Shares outstanding at end of period	54,474,211	56,193,803

Per share market value at end of period	$7.51	$7.52
Total return based on market value(3)	1.28%	4.87%
Total return based on net asset value(4)	1.81%	(5.59)%
Portfolio turnover rate(5)	17.94%	15.26%

The following is a schedule of ratios and supplemental data for the three months ended December 31, 2016 and 2015:

	For the three months ended December 31
	2016	2015
Ratios:
Ratio of net investment income to average net assets after waivers(5)(6)(11)	8.29%	11.72%
Ratio of total expenses to average net assets after waivers(5)(6)(11)	11.40%	9.98%
Ratio of incentive fees to average net assets after waivers(6)(11)	0.16%	0.62%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(5)(6)(11)	11.24%	9.36%
Percentage of non-recurring fee income(7)	4.68%	8.33%
Average debt outstanding(8)	$503,620,657	$596,337,821
Average debt outstanding per common share	$9.25	$10.59
Asset coverage ratio per unit(9)	2,382	2,286

Average market value per unit:
Facilities(10)	N/A	N/A
SBA debentures(10)	N/A	N/A
Notes due 2019	$25.40	$25.18
Notes due 2021	$25.53	24.56
Notes due 2023	$24.86	$24.69

(1)
Net investment income excluding management and incentive fee waivers based on total weighted average common stock outstanding equals $0.18 per share for the three months ended December 31, 2016 and net investment income based on total weighted average common stock outstanding equals $0.28 per share for the three months ended December 31, 2015.

(2)
Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.

(3)
Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period.

(4)
Total return is historical and assumes changes in net assets value, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period.

(5)	Ratios are annualized during interim periods.

(6)
For the three months ended December 31, 2016, excluding management and incentive fee waivers, the ratio of net investment income, operating expenses and credit facility related expenses, incentive fees and total expenses to average net assets is 8.27%, 11.26%, 0.17%, and 11.43%, respectively. For the three months ended December 31, 2015, there was no management or incentive fee waiver.

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

(11)
The ratios of net investment income, total expenses, incentive fees after waivers, and net operating expenses and credit facility related expenses, to average net assets for the three months ended December 31, 2015, previously reported as 9.85%, 11.80%, 2.46%, and 9.33%, respectively, were revised to conform to the current period presentation. Incentive fees are based on the current performance of the fund during the period and are not annualized, as projections of future performance are uncertain.

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

The following table summarizes the Company’s dividend distributions during the three months ended December 31, 2016 and 2015:

Date Declared	Record Date	Payment Date	Amount Per Share
During the three months ended December 31, 2016
11/3/2016	11/23/2016	12/23/2016	$0.22
			$0.22

Date Declared	Record Date	Payment Date	Amount Per Share
During the three months ended December 31, 2015
11/5/2015	11/25/2015	12/18/2015	$0.30
			$0.30

Note 14. Stock Repurchase Program

The following table summarizes our share repurchases under our stock repurchase program for the three months ended December 31, 2016 and 2015 (dollars in thousands):

	For the three months ended December 31
	2016	2015
Dollar amount repurchased	N/A(1)	$1,100
Shares Repurchased	N/A(1)	143,349
Average price per share	N/A(1)	$7.68
Weighted average discount to Net Asset Value	N/A(1)	30.2%

(1)	The Company did not repurchase any shares for the three months ended December 31, 2016.

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we can purchase up to an aggregate amount of $30.0 million of our common stock between the period of the approval date and February 5, 2016. On December 4, 2015, the board of directors extended the duration of the share repurchase program through December 31, 2016, and increased the aggregate amount to $50.0 million. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. As of December 31, 2016, the Company has repurchased an aggregate of 4,259,073 shares of common stock at an average price of $8.16 per share with a total cost of approximately $34.1 million. The maximum dollar value of shares that may yet be purchased under the plan is $15.9 million. This program may be limited or terminated at any time without prior notice. Since the inception of the program, the Company's net asset value per share was increased by approximately $0.23 as a result of the share repurchases.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended December 31, 2016, except as disclosed below.

On January 23, 2017, the Company issued a redemption notice relating to its 2019 Notes. The Company will redeem all of the issued and outstanding 2019 Notes ($40,000,000 in aggregate principal amount) in full on February 22, 2017.

On January 31, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.22 per share payable on March 24, 2017, to stockholders of record at the close of business on February 22, 2017.

On February 9, 2017, the Company issued a notice to reduce the Revolving Facility commitment to $200.0 million from $343.5 million. This reduction will be effective on February 14th.

As of February 9, 2017, the Company sold an additional 1,558,713 of the 2023 Notes at an average price of 25.01 per note, and raised $38.2 million in net proceeds, under the ATM debt distribution agreement.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly on Form 10-Q.

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

Portfolio and Investment Activity

As of December 31, 2016 and September 30, 2016, our portfolio had a fair market value of approximately $917.6 million and $914.2 million, respectively. The following table summarizes our portfolio and investment activity during the three months ended December 31, 2016 and 2015 (dollars in thousands):

	For the three months ended December 31
	2016	2015
Investments made in new portfolio companies	$26,476	$15,554
Investments made in existing portfolio companies	14,874	28,011
Aggregate amount in exits and repayments	(40,118)	(94,574)
Net investment activity	$1,232	$(51,009)

Portfolio Companies, at beginning of period	58	72
Number of new portfolio companies	4	1
Number of exited portfolio companies	(2)	(5)
Portfolio companies, at end of period	60	68

Number of investments in existing portfolio companies	10	12

The following table summarizes the amortized cost and the fair value of our average portfolio company investment and largest portfolio company investment as of December 31, 2016 and September 30, 2016 (dollars in thousands):

	As of December 31, 2016		As of September 30, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company investment	$16,897	$15,294	$17,464	$15,762
Largest portfolio company investment	53,823	52,784	53,777	51,930

The composition of our investments as of December 31, 2016 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$607,039	59.9%	$562,490	61.3%
Senior Secured Second Lien Term Loans	230,666	22.8	214,871	23.4
Senior Secured First Lien Notes	26,758	2.6	27,711	3.0
Unsecured Debt	49,892	4.9	39,645	4.3
MCC Senior Loan Strategy JV I LLC	39,375	3.9	39,418	4.3
Equity/Warrants	60,100	5.9	33,478	3.7
Total	$1,013,830	100.0%	$917,613	100.0%

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

As of December 31, 2016, our income-bearing investment portfolio, which represented nearly 86.4% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 11.7%, and 84.3% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 15.7% bore interest at fixed rates.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2016 and September 30, 2016 (dollars in thousands):

	December 31, 2016		September 30, 2016
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$112,787	12.3%	$112,770	12.3%
2	553,408	60.3	554,384	60.6
3	174,885	19.1	170,496	18.7
4	64,002	6.9	65,349	7.2
5	12,531	1.4	11,185	1.2
Total	$917,613	100.0%	$914,184	100.0%
Results of Operations

Operating results for the three months ended December 31, 2016 and 2015 are as follows (dollars in thousands):

	For the three months ended December 31
	2016	2015
Total investment income	$26,056	$34,427
Total expenses, net	15,654	18,761
Net investment income before excise taxes	10,402	15,666
Excise tax expense	(267)	—
Net investment income	10,135	15,666
Net realized gains/(losses)	(6,298)	5,378
Net unrealized gains/(losses) on investments	2,489	(60,024)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	(224)
Net increase in net assets resulting from operations	$6,326	$(39,204)

Investment Income

For the three months ended December 31, 2016, investment income totaled $26.1 million of which $24.7 million was attributable to portfolio interest and dividend income, and $1.4 million to fee income. For the three months ended December 31, 2015, investment income totaled $34.4 million, of which $31.4 million was attributable to portfolio interest and dividend income, and $3.0 million to fee income.

Operating Expenses

Operating expenses for the three months ended December 31, 2016 and 2015 are as follows (dollars in thousands):

	For the three months ended December 31
	2016	2015
Base management fees	$4,515	$5,347
Incentive fees	896	3,916
Interest and financing expenses	7,774	6,970
Administrator expenses	916	916
General and administrative	697	710
Professional fees	651	633
Directors fees	170	134
Insurance	99	135
Expenses before management and incentive fee waivers	15,718	18,761
Management fee waiver	(20)	—
Incentive fee waiver	(44)	—
Expenses, net of management and incentive fee waivers	$15,654	$18,761

For the three months ended December 31, 2016, total operating expenses before manager expense waiver and reimbursement decreased by $3.0 million, or 16.2%, compared to the year ended December 31, 2015.

Interest and financing expenses were higher in the three months ended December 31, 2016 than the three months ended December 31, 2015 due to an increase in LIBOR rates, which increased the interest paid on our five year senior secured term loan credit facility (the "Term Loan Facility"), issuing  $74.0 million in aggregate principal amount of 6.50% unsecured notes that mature on January 30, 2021 (the “2021 Notes”) as well as issuing an additional $0.4 million of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes”) through an “At-The-Market” (“ATM”) debt distribution agreement with FBR Capital Markets & Co.

Excluding interest and financing expenses, expenses decreased for the three months ended December 31, 2016 compared to the three months ended December 31, 2015 due to a decrease in base management fees, incentive fees, administrative service fees, insurance fees, and general and administrative expenses, offset by an increase in professional fees and director’s fees. Base management fees, which are calculated based on average gross assets, decreased due to the decline in the portfolio throughout the period. The incentive fee decreased as a result of the decrease in pre-incentive fee net investment income. In addition, both the management and incentive fees decreased due to the fee waiver agreement described in the Investment Management Agreement section. Administrative service fees decreased due to lower administrator expenses. Professional fees have increased due to higher legal, audit, and valuation service expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended December 31, 2016 and 2015, we recognized $6.3 million of realized loss and $5.4 million of realized gain on our portfolio investments, respectively.

During the three months ended December 31, 2016, we recognized $6.4 million of realized loss related to certain non-cash restructuring transactions, which is recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. There were no realized gains or losses related to such non-cash restructuring transactions for the three months ended December 31, 2015.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended December 31, 2016 and 2015, we had $2.5 million of unrealized appreciation and $60.0 million of unrealized depreciation, respectively, on portfolio investments.

Provision for Deferred Taxes on Unrealized Appreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended December 31, 2016, the Company did not recognize a provision for deferred taxes on the unrealized appreciation for consolidated subsidiaries. For the three months ended December 31, 2015, the Company recognized a provision for deferred taxes on the unrealized appreciation on investments of $0.2 million for consolidated subsidiaries, respectively.

Changes in Net Assets from Operations

For the three months ended December 31, 2016, we recorded a net increase in net assets resulting from operations of $6.3 million compared to a net decrease in net assets resulting from operations of $39.2 million for the three months ended December 31, 2015 as a result of the factors discussed above. Based on 54,474,211 and 56,300,067 weighted average common shares outstanding for the three months ended December 31, 2016 and 2015, respectively, our per share net increase in net assets resulting from operations was $0.12 for the three months ended December 31, 2016 compared to a per share net decrease in net assets from operations of $0.70 for the three months ended December 31, 2015.

Financial Condition, Liquidity and Capital Resources

As a RIC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital; including raising equity, increasing debt, and funding from operational cash flow.

Our liquidity and capital resources have been generated primarily from the net proceeds of public offerings of common stock, advances from the revolving credit facility (the “Revolving Facility” and together with the Term Loan Facility the “Facilities”) and the Term Loan Facility and net proceeds from the issuance of notes as well as cash flows from operations.

On January 20, 2011, we completed our IPO and issued 11,111,112 common shares and received net proceeds of $129.6 million.

On March 21, 2012, we issued $40.0 million in aggregate principal amount of 7.125% unsecured notes that mature on March 30, 2019 (the “2019 Notes“). The 2019 Notes may be redeemed in whole or in part at any time or from time to time at our option on or after March 30, 2015. The 2019 Notes bear interest at a rate of 7.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The 2019 Notes are listed on the New York Stock Exchange (“NYSE”) and trade thereon under the trading symbol “MCQ”. As of September 30, 2016, $40.0 million in aggregate principal amount of the 2019 Notes were outstanding.

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

On March 18, 2013, the Company issued $60.0 million in aggregate principal amount of the 2023 Notes. The 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 30, 2016. The 2023 Notes bear interest at a rate of 6.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2013. The 2023 Notes are listed on the NYSE and trade thereon under the trading symbol “MCV”.

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

On August 1, 2014, the Company entered into an ATM equity distribution agreement with Goldman, Sachs & Co., Barclays Capital Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., BB&T Capital Markets, a division of BB&T Securities, LLC, Janney Montgomery Scott LLC, Ladenburg Thalmann & Co. Inc., MLV & Co. LLC, Maxim Group LLC, National Securities Corporation and Gilford Securities Incorporated, through which the Company could sell shares of its common stock having an aggregate offering price of up to $100.0 million. During the period from August 5, 2014 to September 30, 2014, the Company sold 671,278 shares of its common stock at an average price of $12.87 per share, and raised $8.7 million in net proceeds, under the ATM Program.

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

On December 17, 2015, the Company issued $70.8 million in aggregate principal amount of the 2021 Notes (together with the 2019 Notes and 2023 Notes, the “Notes”). The 2021 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 30, 2019. The 2021 Notes bear interest at a rate of 6.50% per year, payable quarterly on January 30, April 30, July 30 and October 30 of each year, beginning January 30, 2016. The 2021 Notes are listed on the NYSE and trade thereon under the trading symbol ‘‘MCX’’.

On January 14, 2016, the Company closed an additional $3.25 million in aggregate principal amount of the 2021 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes.

On December 12, 2016, the Company entered into an ATM debt distribution agreement with FBR Capital Markets & Co., through which the Company could offer for sale, from time to time, up to $40.0 million in aggregate principal amount of the 2023 Notes. During the period from December 12, 2016 to December 31, 2016, the Company sold 15,159 of the 2023 Notes at an average price of $25.05 per note, and raised $0.4 million in net proceeds, under the ATM debt distribution agreement.

As of December 31, 2016, total commitments under the Facilities are $517.5 million, comprised of $343.5 million committed to the Revolving Credit Facility and $174.0 million funded under the Term Loan Facility.

As of December 31, 2016, we had $102.1 million in cash. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

The SBIC license allows the SBIC LP to obtain leverage by issuing SBA-guaranteed debentures ("SBA Debentures"), subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA Debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA Debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA Debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC LP’s assets over our stockholders in the event we liquidate the SBIC LP or the SBA exercises its remedies under the SBA Debentures issued by the SBIC LP upon an event of default.

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

As of December 31, 2016, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2016 and September 30, 2016, we had commitments under loan and financing agreements to fund up to $12.3 million to 8 portfolio companies and $9.2 million to 8 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and a revolver and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2016 and September 30, 2016 is shown in the table below (dollars in thousands):

	As of
	December 31, 2016	September 30, 2016
SMART Financial Operations, LLC - Delayed Draw Term Loan	$4,725	$—
Trans-Fast Remittance LLC - Revolver	1,875	—
AAR Intermediate Holdings, LLC - Revolver	1,366	1,797
Trans-Fast Remittance LLC - Delayed Draw Term Loan	1,057	—
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Impact Sales, LLC - Delayed Draw Term Loan	875	—
Brantley Transportation LLC - Delayed Draw Term Loan	788	863
Black Angus Steakhouses, LLC - Revolver	625	446
Access Media Holdings, LLC - Series AA Preferred Equity	60	184
CP OPCO LLC - Revolver	53	609
Tenere Acquisition Corp. - Delayed Draw Term Loan	—	2,000
DHISCO Electronic Distribution, Inc. - Revolver	—	1,905
Lydell Jewelry Design Studio, LLC - Delayed Draw Term Loan	—	500
Total	$12,317	$9,197

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at December 31, 2016 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Revolving Facility	$18,000	$—	$—	$18,000	$—
Term Loan Facility	174,000	—	—	174,000	—
7.125% Notes	40,000	—	40,000	—	—
6.50% Notes	74,013	—	—	74,013	—
6.125% Notes	63,880	—	—	—	63,880
SBA Debenture	150,000	—	—	—	150,000
Total contractual obligations	$519,893	$—	$40,000	$266,013	$213,880

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

On March 27, 2015, Medley Capital Corporation and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (“MCC JV”). Medley Capital Corporation and GALIC have committed to provide $100 million of equity to MCC JV, with Medley Capital Corporation providing $87.5 million and GALIC providing $12.5 million. MCC JV commenced operations on July 15, 2015. On August 4, 2015, MCC JV entered into a senior secured revolving  credit facility (the “JV Facility”) led by Credit Suisse, AG with initial commitments of $100 million. As of December 31, 2016, MCC JV has drawn approximately $79.6 million on the JV Facility. As of December 31, 2016, MCC JV had total investments at fair value of $116.6 million. As of December 31, 2016, MCC JV’s portfolio was comprised of senior secured first lien term loans to 36 different borrowers. As of December 31, 2016, certain investments in one portfolio company were on non-accrual status.

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
While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% U.S. federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of the tax. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. For the calendar year ended December 31, 2016, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains. Accordingly, with respect to the calendar year ended December 31, 2016, a provision was recorded for federal excise taxes of $0.3 million. There was no provision for federal excise tax for 2015 accrued at December 31, 2015.

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

The following table summarizes the dividend distributions during the three months ended December 31, 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
11/3/2016	11/23/2016	12/23/2016	$0.22

Stock Repurchase Program

The following table summarizes our share repurchases under our stock repurchase program for the three months ended December 31, 2016 and 2015 (dollars in thousands):

	For the three months ended December 31
	2016	2015
Dollar amount repurchased	N/A(1)	$1,100
Shares Repurchased	N/A(1)	143,349
Average price per share	N/A(1)	$7.68
Weighted average discount to Net Asset Value	N/A(1)	30.2%

(1)	The Company did not repurchase any shares for the three months ended December 31, 2016.

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we could purchase up to an aggregate amount of $30.0 million of our common stock between the period of the approval date and February 5, 2016. On December 4, 2015, the board of directors extended the duration of the share repurchase program through December 31, 2016, and increased the aggregate amount to $50.0 million. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. As of December 31, 2016, the Company has repurchased an aggregate of 4,259,073 shares of common stock at an average price of $8.16 per share with a total cost of approximately $34.1 million. The maximum dollar value of shares that may yet be purchased under the plan is $15.9 million. This program may be limited or terminated at any time without prior notice. Since the inception of the program, the Company's net asset value per share was increased by approximately $0.23 as a result of the share repurchases.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At December 31, 2016, certain investments in ten portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $60.2 million, or 6.6% of the fair value of our portfolio. At September 30, 2016, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $55.9 million, or 6.1% of the fair value of our portfolio.

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

Recent Developments

On January 23, 2017, the Company issued a redemption notice relating to its 2019 Notes. The Company will redeem all of the issued and outstanding 2019 Notes ($40,000,000 in aggregate principal amount) in full on February 22, 2017.

On January 31, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.22 per share payable on March 24, 2017, to stockholders of record at the close of business on February 22, 2017.

On February 9, 2017, the Company issued a notice to reduce the Revolving Facility commitment to $200.0 million from $343.5 million. This reduction will be effective on February 14th.

As of February 9, 2017, the Company sold an additional 1,558,713 of the 2023 Notes at an average price of 25.01 per note, and raised $38.2 million in net proceeds, under the ATM debt distribution agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended December 31, 2016, we did not engage in hedging activities.

As of December 31, 2016, 84.3% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate floor as of December 31, 2016 was as follows (dollars in thousands):

	December 31, 2016
	Fair Value	% of Floating Rate Portfolio
Under 1%	$141,297	22.0%
1% to under 2%	475,968	69.9
2% to under 3%	35,632	5.5
3%	15,848	2.6
Total	$668,745	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2016, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase(1)	Interest Income	Interest Expense	Net Increase/ (Decrease)
100	$4,600	$1,900	$2,700
200	10,600	3,800	6,800
300	18,400	5,800	12,600
400	26,100	7,700	18,400
500	31,700	9,600	22,100

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

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC on December 8, 2016, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended December 31, 2016 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 5, 2015, the Company’s board of directors approved a share repurchase plan to repurchase equity interests up to an aggregate amount of $30 million between the period of the approval date and February 5, 2016. On December 4, 2015, the board of directors extended the duration of the share repurchase program through December 31, 2016 and increased the aggregate amount to $50.0 million. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. The Company did not repurchase any shares for the three months ended December 31, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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
February 9, 2017

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)