Form 10-Q
period 2017-03-31
Medley Capital Corp
filed 2017-05-09
CIK 1490349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☒        Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐       Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The Registrant had 54,474,211 shares of common stock, $0.001 par value, outstanding as of May 8, 2017.

MEDLEY CAPITAL CORPORATION

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	March 31, 2017	September 30, 2016
ASSETS	(unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $770,315,852 and $813,813,853, respectively)	$717,295,079	$767,302,020
Controlled investments (amortized cost of $236,535,895 and $189,077,188, respectively)	176,021,819	136,882,275
Affiliated investments (amortized cost of $35,350,783 and $10,000,000, respectively)	32,824,178	10,000,000
Total investments at fair value	926,141,076	914,184,295
Cash and cash equivalents	83,522,983	104,485,263
Interest receivable	10,050,136	8,982,154
Other assets	918,148	893,140
Fees receivable	882,187	1,403,383
Receivable for dispositions and investments sold	680,071	689,379
Deferred offering costs	306,879	242,991
Total assets	$1,022,501,480	$1,030,880,605

LIABILITIES
Revolving credit facility payable (net of debt issuance costs of $1,708,106 and $3,589,844, respectively)	$32,291,894	$10,410,156
Term loan payable (net of debt issuance costs of $1,842,174 and $2,196,756, respectively)	172,157,826	171,803,244
Notes payable (net of debt issuance costs of $4,712,816 and $4,629,649, respectively)	172,162,833	172,883,176
SBA debentures payable (net of debt issuance costs of $3,186,292 and $3,525,029, respectively)	146,813,708	146,474,971
Management and incentive fees payable (See note 6)	4,478,959	4,558,619
Accounts payable and accrued expenses	2,272,749	2,662,950
Deferred tax liability	2,003,724	2,003,724
Interest and fees payable	1,843,189	1,714,023
Administrator expenses payable (See note 6)	997,074	990,236
Deferred revenue	282,426	369,805
Due to affiliate	150,015	90,559
Offering costs payable	31,855	—
Total liabilities	$535,486,252	$513,961,463

Commitments (See note 8)

NET ASSETS
Common stock, par value $0.001 per share, 100,000,000 common shares authorized, 54,474,211 and 54,474,211 common shares issued and outstanding, respectively	$54,474	$54,474
Capital in excess of par value	705,313,281	705,326,059
Accumulated undistributed net investment income	5,020,181	10,811,762
Accumulated net realized gain/(loss) from investments	(105,745,113)	(99,000,266)
Net unrealized appreciation/(depreciation) on investments, net of deferred taxes	(117,627,595)	(100,272,887)
Total net assets	487,015,228	516,919,142
Total liabilities and net assets	$1,022,501,480	$1,030,880,605

NET ASSET VALUE PER SHARE	$8.94	$9.49

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended March 31		For the six months ended March 31
	2017	2016	2017	2016
INVESTMENT INCOME:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$16,890,427	$25,273,975	$35,034,733	$53,399,996
Payment-in-kind	2,824,976	2,351,791	5,685,943	3,573,903
Affiliated investments:
Cash	487,874	166,750	1,030,696	333,500
Payment-in-kind	100,146	—	201,229	—
Controlled investments:
Cash	353,528	22,477	696,686	878,103
Payment-in-kind	1,071,342	1,130,729	3,042,902	2,126,685
Total interest income	21,728,293	28,945,722	45,692,189	60,312,187
Dividend income, net of provisional taxes ($0 and $0, respectively)	1,050,000	—	1,694,953	—
Interest from cash and cash equivalents	40,367	10,168	63,779	12,403
Fee income (See note 9)	1,538,328	1,757,996	2,962,132	4,816,623
Total investment income	24,356,988	30,713,886	50,413,053	65,141,213

EXPENSES:
Base management fees (See note 6)	4,496,286	4,876,228	9,010,901	10,222,986
Incentive fees (See note 6)	—	3,148,783	895,675	7,065,252
Interest and financing expenses	9,143,488	7,920,197	16,917,459	14,890,282
Administrator expenses (See note 6)	997,074	1,042,519	1,913,140	1,958,896
General and administrative	783,044	453,178	1,480,049	1,163,170
Professional fees	662,693	555,585	1,313,804	1,188,106
Directors fees	150,009	130,062	319,793	263,903
Insurance	99,455	135,410	198,910	270,819
Expenses before management and incentive fee waivers	16,332,049	18,261,962	32,049,731	37,023,414
Management fee waiver (See note 6)	(17,327)	(71,604)	(37,272)	(71,604)
Incentive fee waiver (See note 6)	—	(2,051,784)	(43,663)	(2,051,784)
Total expenses, net of management and incentive fee waivers	16,314,722	16,138,574	31,968,796	34,900,026
Net investment income before excise taxes	8,042,266	14,575,312	18,444,257	30,241,187
Excise tax expense	—	—	(267,183)	—
NET INVESTMENT INCOME	8,042,266	14,575,312	18,177,074	30,241,187

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	9,948	99,234	(6,288,483)	5,477,282
Net unrealized appreciation/(depreciation) on investments	(19,843,904)	(14,093,093)	(17,354,708)	(74,116,712)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	(133,490)	—	(358,106)
Loss on extinguishment of debt	(456,364)	—	(456,364)	—
Net gain/(loss) on investments	(20,290,320)	(14,127,349)	(24,099,555)	(68,997,536)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(12,248,054)	$447,963	$(5,922,481)	$(38,756,349)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.22)	$0.01	$(0.11)	$(0.69)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.15	$0.26	$0.33	$0.54
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	54,474,211	55,761,062	54,474,211	56,044,037
DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.30	$0.44	$0.60

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the six months ended March 31
	2017	2016
OPERATIONS:	(unaudited)	(unaudited)
Net investment income	$18,177,074	$30,241,187
Net realized gain/(loss) from investments	(6,288,483)	5,477,282
Net unrealized appreciation/(depreciation) on investments	(17,354,708)	(74,116,712)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	(358,106)
Loss on extinguishment of debt	(456,364)	—
Net increase/(decrease) in net assets from operations	(5,922,481)	(38,756,349)
SHAREHOLDER DISTRIBUTIONS:
Distributions from net investment income	(23,968,655)	(33,645,784)
Net decrease in net assets from shareholder distributions	(23,968,655)	(33,645,784)
COMMON SHARE TRANSACTIONS:
Repurchase of common stock under stock repurchase program (0 and 1,573,741 shares, respectively)	—	(10,699,990)
Offering costs	(12,778)	(46,430)
Net increase/(decrease) in net assets from common share transactions	(12,778)	(10,746,420)
Total increase/(decrease) in net assets	(29,903,914)	(83,148,553)
Net assets at beginning of period	516,919,142	619,920,384
Net assets at end of period including accumulated undistributed net investment income of $5,020,181 and $16,947,233, respectively	$487,015,228	$536,771,831

Net asset value per common share	$8.94	$9.80
Common shares outstanding at end of period	54,474,211	54,763,411

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the six months ended March 31
	2017	2016
Cash flows from operating activities	(unaudited)	(unaudited)
NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS	$(5,922,481)	$(38,756,349)
ADJUSTMENTS TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(9,332,277)	(7,553,996)
Net amortization of premium/(discount) on investments	(680,657)	(446,191)
Amortization of debt issuance costs	3,157,516	1,701,963
Net realized (gain)/loss from investments	6,288,483	(5,477,282)
Loss on extinguishment of debt	456,364	—
Net deferred income taxes	—	358,106
Net unrealized (appreciation)/depreciation on investments	17,354,708	74,116,712
Proceeds from sale and settlements of investments	75,123,093	195,075,586
Purchases, originations and participations	(100,710,131)	(75,712,392)
(Increase)/decrease in operating assets:
Interest receivable	(1,067,982)	(423,207)
Fees receivable	521,196	(915,606)
Other assets	(25,008)	194,325
Receivable for dispositions and investments sold	9,308	184,586
Increase/(decrease) in operating liabilities:
Management and incentive fees payable, net	(79,660)	(4,060,911)
Accounts payable and accrued expenses	(390,201)	(709,609)
Interest and fees payable	129,166	517,659
Administrator expenses payable	6,838	41,672
Deferred revenue	(87,379)	(42,839)
Due to affiliate	59,456	(109,164)
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	(15,189,648)	137,983,063

Cash flows from financing activities
Repurchase of common stock under stock repurchase program	—	(10,699,990)
Offering costs paid	(44,811)	(24,720)
Borrowings on debt	107,363,443	118,112,825
Paydowns on debt	(88,000,000)	(211,500,000)
Debt issuance costs paid	(1,122,609)	(3,232,365)
Payments of cash dividends	(23,968,655)	(33,645,784)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(5,772,632)	(140,990,034)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(20,962,280)	(3,006,971)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	104,485,263	15,714,256
CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,522,983	$12,707,285

Supplemental Information:
Interest paid during the period	$13,592,326	$10,018,155
Supplemental non-cash information:
Payment-in-kind interest income	$8,930,074	$5,700,588
Net amortization of premium/(discount) on investments	$680,657	$446,191
Amortization of debt issuance costs	$(3,157,516)	$(1,701,963)
Non-cash purchase of investments	$58,615,663	$—
Non-cash sale of investments	$58,615,663	$—

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

March 31, 2017
(unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

Accupac, Inc.	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(13)	7/14/2020	27,000,000	27,000,000	27,000,000	5.6%
				27,000,000	27,000,000	27,000,000

Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 8.75% Cash, 0.875% LIBOR Floor)	12/11/2020	14,970,966	14,970,966	15,270,385	3.1%
				14,970,966	14,970,966	15,270,385

Albertville Quality Foods, Inc.(12)	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap)(13)	10/31/2018	15,753,937	15,753,937	15,753,937	3.2%
				15,753,937	15,753,937	15,753,937

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)	9/25/2023	6,500,000	6,500,000	6,500,000	1.3%
				6,500,000	6,500,000	6,500,000

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	6/30/2019	14,479,608	14,479,608	14,624,404	3.0%
				14,479,608	14,479,608	14,624,404

Avantor Performance Materials Holdings, LLC(7)(9)	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (LIBOR + 8.25% Cash, 1.00% LIBOR Floor)(13)	3/10/2025	957,895	947,929	959,145	0.2%
				957,895	947,929	959,145

Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(14)	6/30/2020	2,186,391	2,186,391	2,208,255	0.5%
				2,186,391	2,186,391	2,208,255

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)(9)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	4/24/2020	7,803,571	7,803,571	7,472,237	1.5%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00%, 1.00% LIBOR Floor)(13)	4/24/2020	—	—	—	0.0%
		Revolver (LIBOR + 9.00%, 1.00% LIBOR Floor)(13)(17)	4/24/2020	267,857	267,857	232,804	0.0%
				8,071,428	8,071,428	7,705,041

Comfort Holding, LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(13)	2/3/2025	1,000,000	960,151	960,000	0.2%
				1,000,000	960,151	960,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	6/17/2021	12,500,000	12,414,987	12,500,000	2.6%
				12,500,000	12,414,987	12,500,000

CP OPCO, LLC(7)(9)	Services: Consumer	Senior Secured First Lien Term Loan A (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(14)(20)	3/31/2019	2,913,334	2,913,334	2,913,334	0.6%
		Senior Secured First Lien Term Loan B (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(14)(20)	3/31/2019	1,213,889	1,213,889	1,213,889	0.2%
		Senior Secured First Lien Term Loan C (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(10)(14)(15)	3/31/2019	8,649,655	4,060,381	4,324,827	0.9%
		Senior Secured First Lien Term Loan D (LIBOR + 9.50% PIK, 1.25% LIBOR Floor)(10)(14)	3/31/2019	5,297,476	—	—	0.0%
		Revolving Credit Facility (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(14)	3/31/2019	1,920,849	1,920,849	1,920,849	0.4%
		Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(14)	4/28/2017	116,088	116,088	116,088	0.0%
		Equity - 232 Common Units		—	—	—	0.0%
				20,111,291	10,224,541	10,488,987

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	9/30/2019	13,365,000	13,365,000	13,256,209	2.7%
		Equity - 350 Common Units		—	700,000	273,809	0.1%
				13,365,000	14,065,000	13,530,018

DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 6.50%, 1.50% LIBOR Floor)(14)	11/10/2019	3,809,524	3,809,524	3,809,524	0.8%
		Senior Secured First Lien Term Loan B (LIBOR + 9.00% PIK, 1.50% LIBOR Floor)(14)	11/10/2019	13,870,558	13,870,558	13,870,558	2.8%
		Senior Secured First Lien Term Loan C (LIBOR + 10.25% PIK, 1.50% LIBOR Floor)(10)(14)	11/10/2019	11,944,829	11,604,473	5,972,414	1.2%
		Senior Secured First Lien Term Loan D (LIBOR + 11.25% PIK, 1.50% LIBOR Floor)(10)(14)	11/10/2019	11,153,979	4,705,427	—	0.0%
		Equity - 1,230,769 Class A Units		—	1,230,769	—	0.0%
				40,778,890	35,220,751	23,652,496

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (13.50% PIK + LIBOR)(13)	3/6/2018	17,025,910	17,025,910	14,492,625	3.0%
				17,025,910	17,025,910	14,492,625

Essex Crane Rental Corp.(12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	5/13/2019	24,810,848	20,460,116	112,641	0.0%
				24,810,848	20,460,116	112,641

FKI Security Group, LLC(12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	3/30/2020	11,843,750	11,843,750	11,843,750	2.5%
				11,843,750	11,843,750	11,843,750

Footprint Acquisition, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash)(13)	2/27/2020	5,183,864	5,183,864	5,183,864	1.1%
		Preferred Equity (8.75% PIK)		6,006,952	6,006,952	6,006,950	1.2%
		Equity - 150 Common Units		—	—	595,874	0.1%
				11,190,816	11,190,816	11,786,688

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.50% LIBOR Floor)(14)	9/26/2019	13,150,000	13,150,000	13,203,258	2.7%
				13,150,000	13,150,000	13,203,258

Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(13)	2/7/2023	10,000,000	10,000,000	10,000,000	2.1%
				10,000,000	10,000,000	10,000,000

Harrison Gypsum, LLC(12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)(13)	12/21/2018	52,592,777	52,592,777	50,523,777	10.4%
				52,592,777	52,592,777	50,523,777

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	21,102,000	4.3%
				20,000,000	20,000,000	21,102,000

Impact Sales, LLC(7)(9)(19)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(14)	12/30/2021	2,618,438	2,618,438	2,618,438	0.5%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(14)	12/30/2021	120,313	120,313	120,313	0.0%
				2,738,751	2,738,751	2,738,751

JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 12.25% Cash)	3/6/2019	20,700,000	20,700,000	20,462,571	4.2%
				20,700,000	20,700,000	20,462,571

Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00%, 1.00% LIBOR Floor)(14)	4/24/2020	20,000,000	20,000,000	20,200,000	4.2%
				20,000,000	20,000,000	20,200,000

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)	2/15/2022	22,078,125	22,078,125	22,078,125	4.5%
				22,078,125	22,078,125	22,078,125

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(14)	2/19/2019	16,215,576	15,775,439	15,369,447	3.2%
		Warrants - 0.94% of Outstanding Equity	2/19/2024	—	955,680	20,000	0.0%
				16,215,576	16,731,119	15,389,447

LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	1/15/2021	9,500,000	9,419,486	9,629,675	2.0%
				9,500,000	9,419,486	9,629,675

Merchant Cash and Capital, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 5.00% PIK, 3.00% LIBOR Floor)(13)	5/31/2017	14,096,720	14,096,720	14,096,720	2.9%
		Senior Secured Second Lien Term Loan (12.00% Cash, 5% PIK)	5/4/2017	15,000,000	15,000,000	15,000,000	3.1%
				29,096,720	29,096,720	29,096,720

Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(14)	9/29/2020	35,278,846	35,278,846	35,631,635	7.3%
				35,278,846	35,278,846	35,631,635

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Nielsen & Bainbridge, LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 9.25% Cash, 1.00% LIBOR Floor)(13)	8/15/2021	25,000,000	25,000,000	25,000,000	5.2%
				25,000,000	25,000,000	25,000,000

NorthStar Group Services, Inc.	Construction & Building	Unsecured Debt (2.5% Cash, 15.5% PIK)	10/24/2019	28,240,337	28,240,337	28,240,337	5.8%
				28,240,337	28,240,337	28,240,337

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)	12/31/2018	20,889,280	20,889,281	20,837,057	4.3%
				20,889,280	20,889,281	20,837,057

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,829,737	21,829,737	21,708,145	4.5%
				21,829,737	21,829,737	21,708,145

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	9,186,194	8,721,770	8,816,174	1.8%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	2,808,500	2,808,500	2,695,374	0.6%
		Warrants - 1.56% of Outstanding Equity	1/9/2027	—	499,751	499,751	0.1%
				11,994,694	12,030,021	12,011,299

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash)	7/8/2020	2,022,975	2,022,976	1,776,213	0.4%
		Equity - 479,283 Common Units		—	129,406	119,821	0.1%
		Warrants - 2.8% of Outstanding Equity	7/8/2020	—	52,757	76,238	0.0%
				2,022,975	2,205,139	1,972,272

Prestige Industries LLC	Services: Business	Senior Secured Second Lien Term Loan (10.00% Cash, 3.00% PIK)(10)	11/1/2017	7,797,021	7,596,890	1,949,255	0.4%
		Warrants - 0.63% of Outstanding Equity	11/1/2017	—	151,855	—	0.0%
				7,797,021	7,748,745	1,949,255

Prince Mineral Holding Corp.(8)	Wholesale	Senior Secured First Lien Note (11.50%)	12/15/2019	6,800,000	6,761,307	6,919,000	1.4%
				6,800,000	6,761,307	6,919,000

Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(13)	11/1/2019	17,000,000	17,000,000	15,130,000	3.1%
				17,000,000	17,000,000	15,130,000

Response Team Holdings, LLC	Construction & Building	Preferred Equity (12.00% PIK)(10)		6,641,700	5,796,824	1,660,425	0.3%
		Warrants - 7.2% of Outstanding Equity	3/28/2019	—	429,012	—	0.0%
				6,641,700	6,225,836	1,660,425

Sendero Drilling Company, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash)	3/18/2019	3,264,874	2,894,242	3,264,874	0.7%
		Warrants - 5.52% of Outstanding Equity	3/18/2019	—	793,523	5,399,816	1.1%
				3,264,874	3,687,765	8,664,690

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Seotowncenter, Inc.(12)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	9/11/2019	24,260,935	24,260,935	24,223,330	5.0%
		Equity - 3,249.697 Common Units		—	500,000	274,838	0.1%
				24,260,935	24,760,935	24,498,168

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	7/31/2020	7,861,264	7,861,264	7,531,720	1.5%
				7,861,264	7,861,264	7,531,720

SMART Financial Operations, LLC(7)(9)	Retail	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	11/22/2021	2,775,000	2,775,000	2,775,000	0.6%
		Equity - 700,000 Class A Preferred Units		—	700,000	700,000	0.2%
				2,775,000	3,475,000	3,475,000

SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)	2/17/2022	7,500,000	7,500,000	7,500,000	1.5%
				7,500,000	7,500,000	7,500,000

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 0.75% LIBOR Floor)(13)	8/19/2019	4,747,273	4,747,273	4,747,273	1.0%
		Equity - 263,814.43 Class A Units		—	263,814	150,166	0.0%
				4,747,273	5,011,087	4,897,439

T Residential Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	18,000,000	18,000,000	18,000,000	3.7%
				18,000,000	18,000,000	18,000,000

Taylored Freight Services, LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(14)	11/1/2017	14,892,442	14,892,442	14,815,597	3.0%
				14,892,442	14,892,442	14,815,597

Trans-Fast Remittance LLC(7)(9)(18)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(13)	12/2/2021	3,567,857	3,567,857	3,567,857	0.7%
		Revolving Credit Facility (LIBOR + 9.50%, 1.00% LIBOR Floor)(13)	12/2/2021	1,875,000	1,875,000	1,875,000	0.4%
				5,442,857	5,442,857	5,442,857

Transtelco, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor)(13)	11/19/2017	18,576,000	18,576,000	18,726,094	3.8%
				18,576,000	18,576,000	18,726,094

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	5/13/2022	24,000,000	21,509,490	12,795,840	2.6%
				24,000,000	21,509,490	12,795,840

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest		—	488,332	633,367	0.1%
				—	488,332	633,367

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Wheels Up Partners LLC(12)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(14)	10/15/2021	15,661,922	15,661,922	15,442,186	3.2%
				15,661,922	15,661,922	15,442,186

Subtotal Non-Controlled/Non-Affiliated Investments				$789,095,836	$770,315,852	$717,295,079

Controlled Investments:(5)

AAR Intermediate Holdings, LLC(7)(9)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00%, 1.00% LIBOR Floor)(14)	9/30/2021	8,984,232	8,984,232	8,984,232	1.9%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(14)	9/30/2021	19,300,053	15,990,363	18,045,550	3.7%
		Revolving Credit Facility (LIBOR + 5.00%, 1.00% LIBOR Floor)(14)(16)	9/30/2021	718,739	718,739	718,739	0.1%
		Equity - 21.56 Class A Units		—	—	—	0.0%
				29,003,024	25,693,334	27,748,521

Capstone Nutrition(12)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	4/28/2019	24,375,733	20,803,397	15,636,058	3.2%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	4/28/2019	10,547,359	9,153,997	6,765,709	1.4%
		Equity - 4,664.6 Class B Units and 9,424.4 Class C Units		—	12	—	0.0%
		Equity - 2,932.3 Common Units		—	400,003	—	0.0%
				34,923,092	30,357,409	22,401,767

Lydell Jewelry Design Studio, LLC(12)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 7.50% PIK, 1.50% LIBOR Floor)(10)(13)	9/13/2018	16,173,109	14,269,868	5,926,150	1.2%
		Senior Secured First Lien Term Loan (LIBOR + 5.00% Cash, 1.50% LIBOR Floor)(13)	9/13/2018	2,600,000	2,600,000	2,600,000	0.5%
		Warrants - 13.3% of Outstanding Equity	9/13/2018	—	—	—	0.0%
		Equity - 4,324,951.76 Common Units		—	—	—	0.0%
				18,773,109	16,869,868	8,526,150

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	43,225,000	44,570,500	9.2%
				—	43,225,000	44,570,500

NVTN LLC(6)(7)(9)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(13)	11/9/2020	3,505,990	3,505,990	3,505,990	0.7%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	10,288,212	10,288,212	10,288,212	2.1%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	6,214,763	6,214,763	6,214,763	1.3%
		Equity - 787.4 Class A Units		—	9,550,922	9,550,922	2.0%
				20,008,965	29,559,887	29,559,887

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 13.00% PIK)(10)(14)	5/5/2019	23,985,000	22,606,509	21,973,618	4.5%
		Senior Secured First Lien Term Loan (8.00% PIK)	5/5/2019	528,265	528,265	528,265	0.1%
		Unsecured Debt (8.00% PIK)(10)	7/24/2025	25,778,492	22,727,575	—	0.0%
		Equity - 5,055.56 Common Units	5/5/2019	—	872,698	—	0.0%
				50,291,757	46,735,047	22,501,883

United Road Towing, Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.00% PIK)(10)	2/21/2020	19,526,843	19,526,843	19,526,843	4.0%
		Preferred Equity Class C (8.00% PIK)(10)		18,802,789	15,578,885	1,186,268	0.2%
		Preferred Equity Class C-1 (8.00% PIK)(10)		3,888,488	3,224,251	—	0.0%
		Preferred Equity Class A-2 (8.00% PIK)(10)		5,632,400	4,667,275	—	0.0%
		Equity - 65,809.73 Class B Common Units		—	1,098,096	—	0.0%
				47,850,520	44,095,350	20,713,111

Subtotal Controlled Investments				$200,850,467	$236,535,895	$176,021,819

Affiliated Investments:

Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00%)	7/22/2020	8,130,520	8,130,520	8,130,520	1.7%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Equity - 16 Common Units		—	—	—	0.0%
				10,530,520	10,530,520	8,130,520

Brantley Transportation LLC(7)(9)(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	10,683,364	9,023,999	6,419,847	1.3%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00%, 1.00% LIBOR Floor)(14)	8/2/2017	712,500	712,500	712,500	0.1%
		Equity - 7.5 Common Units		—	—	—	0.0%
				11,395,864	9,736,499	7,132,347

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	10/1/2018	4,968,384	4,903,764	5,015,534	1.0%
		Equity - 5,000 Common Units		—	180,000	2,545,777	0.5%
				4,968,384	5,083,764	7,561,311

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.4%
		Equity - 33,300 Preferred Units		—	3,330,000	3,330,000	0.7%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$33,564,768	$35,350,783	$32,824,178

Total Investments, March 31, 2017				$1,023,511,071	$1,042,202,530	$926,141,076	190.2%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest and is net of repayments.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $22,635,919, $127,088,835, and $104,452,916, respectively. The tax cost basis of investments is $1,030,593,993 as of March 31, 2017.

(4)	Percentage is based on net assets of $487,015,228 as of March 31, 2017.

(5)
Control Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	Investment changed its name from DLR Restaurants LLC during FY 2017.

(7)	The investment has an unfunded commitment as of March 31, 2017 (See note 8).

(8)
Securities are exempt from registration under Rule 144a of the Securities Act of 1933. This security represents a fair value of $6,919,000 and 1.4% of net assets as of March 31, 2017 and is considered restricted.

(9)	Includes an analysis of the value of any unfunded loan commitments.

(10)	The investment was on non-accrual status as of March 31, 2017.

(11)
The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of March 31, 2017, 5.9% of the Company's portfolio investments were non-qualifying assets.

(12)	A portion of this investment was sold via a participation agreement (See note 3).

(13)
The interest rate on these loans is subject to a base rate plus 1 Month London Interbank Offering Rate (''LIBOR''), which at March 31, 2017 was 0.98%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 1 Month LIBOR rate at March 31, 2017, the prevailing rate in effect at March 31, 2017 was the base rate plus the LIBOR Floor.

(14)
The interest rate on these loans is subject to a base rate plus 3 Month LIBOR, which at March 31, 2017 was 1.15%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 3 Month LIBOR rate at March 31, 2017, the prevailing rate in effect at March 31, 2017 was the base rate plus the LIBOR Floor.

(15)	This investment may accrue PIK interest at the election of the Borrower (LIBOR + 9.50%, 1.00% LIBOR Floor) and is determined at the end of the rate setting period.

(16)	The investment earns 0.50% commitment fee on all unused commitment. At March 31, 2017, there was $1,078,108 of unused commitment.

(17)	The investment earns 0.50% commitment fee on all unused commitment. At March 31, 2017, there was $625,000 of unused commitment.

(18)	The investment earns 0.50% commitment fee on all unused commitment. At March 31, 2017, there was $1,057,143 of unused commitment.

(19)	The investment earns 1.00% commitment fee on all unused commitment. At March 31, 2017, there was $754,688 of unused commitment.

(20)	This investment may accrue PIK interest at the election of the Borrower (LIBOR + 6.50%, 1.00% LIBOR Floor) and is determined at the end of the rate setting period.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2016

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

Access Media Holdings, LLC(7)(9)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00%)	7/22/2020	7,929,093	7,929,092	7,832,358	1.5%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		616,000	616,000	—	0.0%
		Equity - 16 Common Units(17)		—	—	—	0.0%
				10,145,093	10,145,092	7,832,358

Accupac, Inc.	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(18)	7/14/2020	27,000,000	27,000,000	27,000,000	5.2%
				27,000,000	27,000,000	27,000,000

Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 8.75% Cash, 0.875% LIBOR Floor)(19)	12/11/2020	15,262,608	15,262,608	15,701,560	3.0%
				15,262,608	15,262,608	15,701,560

Albertville Quality Foods, Inc.(12)	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap)(18)	10/31/2018	15,972,097	15,972,097	16,131,818	3.1%
				15,972,097	15,972,097	16,131,818

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(19)	6/30/2019	14,441,783	14,441,784	14,489,296	2.8%
				14,441,783	14,441,784	14,489,296

Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(19)	6/30/2020	2,551,042	2,551,042	2,576,552	0.5%
				2,551,042	2,551,042	2,576,552

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units(17)		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)(9)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	4/24/2020	7,906,250	7,906,250	7,721,117	1.5%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00%, 1.00% LIBOR Floor)	4/24/2020	—	—	—	0.0%
		Revolver (LIBOR + 9.00%, 1.00% LIBOR Floor)(15)	4/24/2020	446,429	446,429	441,911	0.1%
				8,352,679	8,352,679	8,163,028

Brantley Transportation LLC(7)(9)(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	10,060,902	9,051,055	5,351,092	1.0%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00%, 1.00% LIBOR Floor)	8/2/2017	637,500	637,500	637,500	0.1%
		Equity - 7.5 Common Units(17)	8/2/2017	—	—	—	0.0%
				10,698,402	9,688,555	5,988,592

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(19)	6/17/2021	12,500,000	12,406,960	12,458,500	2.4%
				12,500,000	12,406,960	12,458,500

CP OPCO LLC(7)(9)	Services: Consumer	Senior Secured First Lien Term Loan A (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(19)(31)	3/31/2019	2,805,273	2,805,273	2,805,273	0.6%
		Senior Secured First Lien Term Loan B (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(19)(13)	3/31/2019	1,168,864	1,168,864	1,168,864	0.2%
		Senior Secured First Lien Term Loan C (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(6)(10)(19)	3/31/2019	8,204,394	4,063,090	4,102,197	0.8%
		Senior Secured First Lien Term Loan D (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(6)(10)(19)	3/31/2019	5,107,884	—	—	0.0%
		Revolving Credit Facility (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(19)	3/31/2019	725,552	725,552	725,552	0.1%
		Revolving Credit Facility (ABR + 3.50% Cash, 3.50% ABR Floor)(14)	3/31/2019	638,486	638,485	638,486	0.1%
		Equity - 232 Common Units(17)	3/31/2019	—	—	—	0.0%
				18,650,453	9,401,264	9,440,372

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	9/30/2019	13,540,000	13,540,000	13,540,000	2.6%
		Equity - 350 Common Units(17)		—	700,000	414,305	0.1%
				13,540,000	14,240,000	13,954,305

DHISCO Electronic Distribution, Inc.(7)(9)(12)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 9.00%, 1.50% LIBOR Floor)	11/10/2019	31,238,095	31,238,095	29,545,615	5.7%
		Senior Secured First Lien Term Loan B (10.50% PIK)	2/10/2018	6,982,024	6,982,024	6,587,260	1.3%
		Revolving Credit Facility (LIBOR + 9.00%, 1.50% LIBOR Floor)(16)	5/10/2017	—	—	—	0.0%
		Equity - 1,230,769 Class A Units(17)		—	1,230,769	70,624	0.0%
				38,220,119	39,450,888	36,203,499

DLR Restaurants LLC(12)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (13.00% Cash, 2.50% PIK)	4/18/2018	24,117,310	24,117,310	23,958,859	4.6%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	287,531	287,531	279,604	0.1%
				24,404,841	24,404,841	24,238,463

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	10/1/2018	7,093,318	7,009,174	7,071,897	1.4%
		Equity - 5,000 Common Units(17)	10/1/2018	—	180,000	1,619,379	0.3%
				7,093,318	7,189,174	8,691,276

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor, 1.50% PIK)(18)	3/6/2018	16,046,050	16,046,050	13,307,952	2.6%
				16,046,050	16,046,050	13,307,952

Essex Crane Rental Corp.(12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(19)	5/13/2019	23,190,922	20,460,116	1,159,546	0.2%
				23,190,922	20,460,116	1,159,546

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

FKI Security Group LLC(12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(19)	3/30/2020	14,531,250	14,531,250	14,605,650	2.8%
				14,531,250	14,531,250	14,605,650

Footprint Acquisition LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash)(18)	2/27/2020	5,250,102	5,250,102	5,340,509	1.0%
		Preferred Equity (8.75% PIK)		5,749,795	5,749,795	5,749,508	1.1%
		Equity - 150 Common Units(17)		—	—	1,171,650	0.2%
				10,999,897	10,999,897	12,261,667

Freedom Powersports LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.75% Cash, 1.50% LIBOR Floor)(19)	9/26/2019	13,890,000	13,890,000	14,167,800	2.7%
				13,890,000	13,890,000	14,167,800

Harrison Gypsum, LLC(12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)(18)	12/21/2018	53,776,985	53,776,985	51,930,283	10.1%
				53,776,985	53,776,985	51,930,283

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	21,047,400	4.1%
				20,000,000	20,000,000	21,047,400

JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 12.25% Cash)(18)	3/6/2019	21,300,000	21,300,000	20,219,025	3.9%
				21,300,000	21,300,000	20,219,025

Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00%, 1.00% LIBOR Floor)	4/24/2020	20,000,000	20,000,000	20,400,000	4.0%
				20,000,000	20,000,000	20,400,000

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(19)	2/19/2019	16,053,472	15,515,186	15,077,260	2.9%
		Warrants - 0.98% of Outstanding Equity(17)	2/19/2024	—	955,680	120,000	0.0%
				16,053,472	16,470,866	15,197,260

LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	1/15/2021	9,750,000	9,661,163	9,988,485	1.9%
				9,750,000	9,661,163	9,988,485

Merchant Cash and Capital, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor)(18)	12/4/2016	17,033,522	17,033,522	17,033,522	3.3%
		Senior Secured Second Lien Term Loan (12.00% Cash)	5/4/2017	15,000,000	15,000,000	14,999,250	2.9%
				32,033,522	32,033,522	32,032,772

Miratech Intermediate Holdings, Inc.(12)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	5/9/2019	12,695,105	12,695,105	12,478,272	2.5%
				12,695,105	12,695,105	12,478,272

Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	3/10/2019	12,593,281	12,593,281	12,719,213	2.5%
				12,593,281	12,593,281	12,719,213

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(19)	9/29/2020	35,278,846	35,278,846	35,631,635	6.9%
				35,278,846	35,278,846	35,631,635

Nielsen & Bainbridge, LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 9.25% Cash, 1.00% LIBOR Floor)(18)	8/15/2021	25,000,000	25,000,000	24,696,000	4.8%
				25,000,000	25,000,000	24,696,000

NorthStar Group Services, Inc.	Construction & Building	Unsecured Debt (2.5% Cash, 15.5% PIK)	10/24/2019	26,107,691	26,107,691	26,042,683	5.0%
				26,107,691	26,107,691	26,042,683

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)	12/31/2018	20,661,469	20,661,469	20,245,760	3.9%
				20,661,469	20,661,469	20,245,760

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,867,506	21,867,506	21,457,709	4.2%
				21,867,506	21,867,506	21,457,709

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash)	7/8/2020	1,953,269	1,953,269	1,849,160	0.4%
		Equity - 479,283 Common Units(17)		—	129,406	359,462	0.1%
		Warrants - 2.8% of Outstanding Equity(17)	7/8/2020	—	52,757	243,317	0.1%
				1,953,269	2,135,432	2,451,939

Prestige Industries LLC	Services: Business	Senior Secured Second Lien Term Loan (10.00% Cash, 3.00% PIK)(10)	11/1/2017	7,679,806	7,596,895	2,818,258	0.6%
		Warrants - 0.63% of Outstanding Equity(17)	11/1/2017	—	151,855	—	0.0%
				7,679,806	7,748,750	2,818,258

Prince Mineral Holding Corp.(8)	Wholesale	Senior Secured First Lien Note (11.50%)	12/15/2019	6,800,000	6,755,409	6,375,000	1.2%
				6,800,000	6,755,409	6,375,000

Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(18)	11/1/2019	17,000,000	17,000,000	14,092,830	2.7%
				17,000,000	17,000,000	14,092,830

Response Team Holdings, LLC	Construction & Building	Preferred Equity (12.00% PIK)(10)		6,256,390	5,796,950	3,262,707	0.6%
		Warrants - 7.2% of Outstanding Equity(17)	3/28/2019	—	429,012	—	0.0%
				6,256,390	6,225,962	3,262,707

Safeworks, LLC(12)	Capital Equipment	Unsecured Debt (12.00% Cash)	1/31/2020	15,000,000	15,000,000	15,150,000	2.9%
				15,000,000	15,000,000	15,150,000

Sendero Drilling Company, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash)(18)	3/18/2019	3,996,312	3,545,039	4,076,238	0.8%
		Warrants - 5.52% of Outstanding Equity(17)	3/18/2019	—	793,523	5,399,817	1.1%
				3,996,312	4,338,562	9,476,055

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Seotowncenter, Inc.(12)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(19)	9/11/2019	24,699,566	24,699,566	24,212,737	4.7%
		Equity - 3,249.697 Common Units(17)		—	500,000	139,602	0.0%
				24,699,566	25,199,566	24,352,339

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(19)	7/31/2020	8,073,731	8,073,731	8,151,400	1.6%
				8,073,731	8,073,731	8,151,400

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor)(18)	8/19/2019	5,090,909	5,090,909	5,090,909	1.0%
		Equity - 263,814.43 Class A Units(17)		—	263,815	125,830	0.0%
				5,090,909	5,354,724	5,216,739

T Residential Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	18,500,000	18,500,000	18,542,920	3.6%
				18,500,000	18,500,000	18,542,920

Taylored Freight Services, LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(19)	11/1/2017	15,040,795	15,040,796	14,841,956	2.9%
				15,040,795	15,040,796	14,841,956

Tenere Acquisition Corp.(7)(9)	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	11,051,371	11,051,371	11,181,885	2.2%
				11,051,371	11,051,371	11,181,885

Transtelco, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor)(18)	11/19/2017	18,672,000	18,672,000	18,837,434	3.7%
				18,672,000	18,672,000	18,837,434

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(18)	5/13/2022	24,000,000	21,333,743	12,795,840	2.5%
				24,000,000	21,333,743	12,795,840

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(17)		—	488,332	641,888	0.1%
				—	488,332	641,888

Wheels Up Partners LLC(12)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(19)	10/15/2021	16,598,494	16,598,494	16,654,099	3.2%
				16,598,494	16,598,494	16,654,099

Subtotal Non-Controlled/Non-Affiliated Investments				$825,021,074	$813,813,853	$767,302,020

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Controlled Investments:(5)

AAR Intermediate Holdings, LLC(7)(9)(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00%, 1.00% LIBOR Floor)(19)	9/30/2021	8,984,232	8,984,232	8,984,232	1.7%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(19)	9/30/2021	18,451,002	14,890,698	14,889,405	2.9%
		Revolving Credit Facility (LIBOR + 5.00%, 1.00% LIBOR Floor)	9/30/2021	—	—	—	0.0%
		Equity - 21.56 Class A Units(17)		—	—	—	0.0%
				27,435,234	23,874,930	23,873,637

Capstone Nutrition(12)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(19)	4/28/2019	22,784,841	20,803,397	14,615,564	2.8%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(19)	4/28/2019	9,858,981	9,153,997	6,324,142	1.2%
		Equity - 4,664.6 Class B Units and 9,424.4 Class C Units(17)		—	12	—	0.0%
		Equity - 2,932.3 Common Units(17)		—	400,003	—	0.0%
				32,643,822	30,357,409	20,939,706

Lydell Jewelry Design Studio, LLC(7)(9)(12)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 7.50% PIK, 1.50% LIBOR Floor)(10)(18)	9/13/2018	15,576,447	14,269,868	5,707,522	1.1%
		Senior Secured First Lien Term Loan (LIBOR + 5.00% Cash, 1.50% LIBOR Floor)(18)	9/13/2018	1,500,000	1,500,000	1,500,000	0.3%
		Warrants - 13.3% of Outstanding Equity(17)	9/13/2018	—	—	—	0.0%
		Equity - 4,324,951.76 Common Units(17)		—	—	—	0.0%
				17,076,447	15,769,868	7,207,522

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	32,112,500	31,252,416	6.0%
				—	32,112,500	31,252,416

OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 13.00% PIK)(19)	5/5/2019	22,360,258	22,053,015	22,360,258	4.3%
		Unsecured Debt (8.00% PIK)(10)	7/24/2025	22,808,291	20,754,889	11,336,861	2.2%
		Equity - 5,055.56 Common Units(17)	5/5/2019	—	872,698	—	0.0%
				45,168,549	43,680,602	33,697,119

United Road Towing, Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.00% PIK)	2/21/2020	18,725,607	18,725,607	18,725,607	3.6%
		Preferred Equity Class C (8.00% PIK)(10)		18,802,789	16,337,178	1,186,268	0.2%
		Preferred Equity Class C-1 (8.00% PIK)(10)		2,990,965	2,456,143	—	0.0%
		Preferred Equity Class A-2 (8.00% PIK)(10)		5,409,618	4,664,855	—	0.0%
		Equity - 65,809.73 Class B Common Units(17)		—	1,098,096	—	0.0%
				45,928,979	43,281,879	19,911,875

Subtotal Controlled Investments				$168,253,031	$189,077,188	$136,882,275

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Affiliated Investments:

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.3%
		Equity - 33,300 Preferred Units(17)		—	3,330,000	3,330,000	0.7%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$6,670,000	$10,000,000	$10,000,000

Total Investments, September 30, 2016				$999,944,105	$1,012,891,041	$914,184,295	176.9%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest and is net of repayments.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $20,555,594, $106,9247,771 and $86,369,176, respectively. The tax cost basis of investments is $998,987,296 as of September 30, 2016.

(4)	Percentage is based on net assets of $516,919,142 as of September 30, 2016.

(5)
Control Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	This investment may accrue PIK interest at the election of the Borrower (LIBOR + 9.50%, 1.00% LIBOR Floor) and is determined at the end of the rate setting period.

(7)	The investment has an unfunded commitment as of September 30, 2016 (See note 8).

(8)
Securities are exempt from registration under Rule 144a of the Securities Act of 1933. This security represents a fair value of $6,375,000 and 1.2% of net assets as of September 30, 2016 and is considered restricted.

(9)	Includes an analysis of the value of any unfunded loan commitments.

(10)	The investment was on non-accrual status as of September 30, 2016.

(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part.

(12)	A portion of this investment was sold via a participation agreement (See note 3).

(13)	This investment may accrue PIK interest at the election of the Borrower (LIBOR + 6.50%, 1.00% LIBOR Floor) and is determined at the end of the rate setting period.

(14)
The interest rate on these loans is subject to a base rate plus ABR. As the interest rate is subject to a minimum ABR Floor which was greater than the ABR rate at September 30, 2016, the prevailing rate in effect at September 30, 2016 was the base rate plus the ABR Floor.

(15)	The investment earns 0.50% commitment fee on all unused commitment. At September 30, 2016, there was $446,429 of unused commitment.

(16)	The investment earns 0.50% commitment fee on all unused commitment. At September 30, 2016, there was $1,904,762 of unused commitment.

(17)	The September 30, 2016 description of this investment type has been modified to conform to the March 31, 2017 description.

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
March 31, 2017
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

As of March 31, 2017, $83.5 million is invested in an interest-bearing money market account.

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

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Fee income for the three and six months ended March 31, 2017 was approximately $1.5 million and $3.0 million, respectively. Fee income for the three and six months ended March 31, 2016 was approximately $1.8 million and $4.8 million, respectively (see Note 9).

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt.

Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended March 31, 2017, the Company earned approximately $4.0 million, and $8.9 million in PIK, respectively. For the three and six months ended March 31, 2016, the Company earned approximately $3.5 million, and $5.7 million million in PIK, respectively.

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the three and six months ended March 31, 2017, we recognized $0.0 million and $6.4 million, respectively, of realized loss related to certain non-cash restructuring transactions, which is recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. There were no realized gains or losses related to such non-cash restructuring transactions for the three and six months ended March 31, 2016. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At March 31, 2017, certain investments in ten portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $91.5 million, or 9.9% of the fair value of our portfolio. At September 30, 2016, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $55.9 million, or 6.1% of the fair value of our portfolio.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, we would be deemed to “control” a portfolio company if we own more than 25% of its outstanding voting securities and/or have the power to exercise control over the management or policies of such portfolio company. We refer to such investments in portfolio companies that we “control” as “Control Investments.” Under the 1940 Act, we would be deemed to be an “Affiliated Person” of a portfolio company if we own between 5% and 25% of the portfolio company’s outstanding voting securities or we are under common control with such portfolio company. We refer to such investments in Affiliated Persons as “Affiliated Investments.”

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

The methodologies utilized by the Company in estimating the fair value of its investments categorized as Level 3 generally fall into the following two categories:

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

The methodologies and information that the Company utilizes when applying the Market Approach for performing investments include, among other things:

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
The methodologies and information that the Company utilizes when applying the Income Approach for performing investments include:

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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the calendar year ended December 31, 2016, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains. Accordingly, with respect to the calendar year ended December 31, 2016, an excise tax expense of $0.3 million was recorded.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of March 31, 2017 and September 30, 2016, the Company recorded a deferred tax liability of $2.0 million, and $2.0 million, respectively, on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net gain/(loss) on investments in the Consolidated Statements of Operations. For the three and six months ended March 31, 2017, there was no change in provision for deferred taxes on the unrealized appreciation on investments. For the three and six months ended March 31, 2016, the change in provision for deferred taxes on the unrealized appreciation on investments was $0.1 and $0.4 million, respectively.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at March 31, 2017. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of March 31, 2017 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$621,428	59.6%	$568,947	61.4%
Senior Secured Second Lien Term Loans	239,403	23.0	223,338	24.1
Senior Secured First Lien Notes	26,761	2.6	28,021	3.0
Unsecured Debt	50,968	4.9	28,240	3.1
MCC Senior Loan Strategy JV I LLC	43,225	4.1	44,571	4.8
Equity/Warrants	60,418	5.8	33,024	3.6
Total	$1,042,203	100.0%	$926,141	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At March 31, 2017 and September 30, 2016, the total fair value of warrants was $6.0 million and $5.8 million, respectively, and were included in investments at fair value on the Consolidated Statement of Assets and Liabilities. During the three and six months ended March 31, 2017, the Company acquired zero and one warrant positions, respectively. During the three and six months ended March 31, 2016, the Company did not acquire any warrant positions.

Total unrealized depreciation related to warrants for the three and six months ended March 31, 2017 was $0.1 million and $0.3 million, respectively and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. Total unrealized depreciation related to warrants for the three and six months ended March 31, 2016 were $0.2 million and $3.6 million, respectively and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2017 (dollars in thousands):

	Fair Value	Percentage
Construction & Building	$120,177	13.0%
Services: Business	113,405	12.2
Banking, Finance, Insurance & Real Estate	98,171	10.6
Healthcare & Pharmaceuticals	76,383	8.2
Hotel, Gaming & Leisure	60,917	6.6
Energy: Oil & Gas	58,038	6.3
Aerospace & Defense	50,074	5.4
Automotive	47,095	5.1
Multisector Holdings	44,571	4.8
Containers, Packaging & Glass	42,390	4.6
Telecommunications	31,226	3.4
Beverage & Food	30,884	3.3
Consumer goods: Durable	25,960	2.8
Chemicals, Plastics & Rubber	22,667	2.5
High Tech Industries	22,124	2.4
Metals & Mining	20,837	2.2
Retail	15,313	1.7
Capital Equipment	11,844	1.3
Services: Consumer	10,489	1.1
Consumer goods: Non-durable	8,526	0.9
Media: Broadcasting & Subscription	8,131	0.9
Wholesale	6,919	0.7
Total	$926,141	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2016 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$123,703	13.5%
Banking, Finance, Insurance & Real Estate	96,207	10.5
Construction & Building	91,087	10.0
Hotel, Gaming & Leisure	68,605	7.5
Automotive	60,303	6.6
Healthcare & Pharmaceuticals	57,041	6.2
Energy: Oil & Gas	52,646	5.8
Aerospace & Defense	51,656	5.6
Telecommunications	44,015	4.8
Containers, Packaging & Glass	42,197	4.6
Chemicals, Plastics & Rubber	32,640	3.6
Multisector Holdings	31,252	3.4
Beverages & Food	30,225	3.3
Capital Equipment	29,756	3.3
Consumer goods: Durable	24,696	2.7
Metals & Mining	20,246	2.2
High Tech Industries	14,489	1.6
Retail	12,565	1.4
Services: Consumer	9,440	1.0
Media: Broadcasting & Subscription	7,832	0.9
Consumer goods: Non-durable	7,208	0.8
Wholesale	6,375	0.7
Total	$914,184	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at March 31, 2017 (dollars in thousands):

	Fair Value	Percentage
Southeast	$194,092	21.0%
Southwest	193,563	20.9
Midwest	186,788	20.2
Northeast	154,738	16.7
West	139,202	15.0
Mid-Atlantic	57,758	6.2
Total	$926,141	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2016 (dollars in thousands):

	Fair Value	Percentage
Midwest	$217,229	23.8%
Southwest	195,672	21.4
Southeast	180,159	19.7
West	136,279	14.9
Northeast	134,781	14.7
Mid-Atlantic	50,064	5.5
Total	$914,184	100.0%

Transactions With Affiliated Companies

During the six months ended March 31, 2017 and 2016, the Company had investments in portfolio companies designated as controlled investments and affiliates under the 1940 Act. Transactions with control investments and affiliates were as follows:

Name of Investment	Fair Value at September 30, 2016	Purchases/(Sales) of or Advances/(Distributions)(2)	Transfers In/(Out) of Affiliates	Unrealized Gain /(Loss)	Realized Gain/ (Loss)	Fair Value at March 31, 2017	Interest Income	Dividend Income(3)
Controlled Investments
AAR Intermediate Holdings, LLC	$23,873,637	$1,818,403	$—	$2,056,480	$—	$27,748,520	$1,389,887	$—
Capstone Nutrition	20,939,706	—	—	1,462,061	—	22,401,767	—	—
Lydell Jewelry Design Studio, LLC	7,207,522	1,100,000	—	218,629	—	8,526,151	71,049	—
NVTN LLC	—	1,361,215	28,198,671	—	—	29,559,886	780,015	—
MCC Senior Loan Strategy JV I LLC(1)	31,252,416	11,112,500	—	2,205,584	—	44,570,500	—	1,050,000
OmniVere LLC	33,697,119	3,054,447	—	(14,249,682)	—	22,501,884	829,578	—
United Road Towing, Inc.	19,911,875	813,471	—	(12,235)	—	20,713,111	669,059	—
Total Controlled Investments	$136,882,275	$19,260,036	$28,198,671	$(8,319,163)	$—	$176,021,819	$3,739,588	$1,050,000
Affiliated Investments
Access Media Holdings, LLC	$—	$385,427	$7,832,358	$(87,265)	$—	$8,130,520	$402,458	$—
Brantley Transportation LLC	—	47,943	5,988,592	1,095,812	—	7,132,347	(5,657)	—
Dream Finders Homes, LLC	—	(2,105,410)	8,691,276	975,445	—	7,561,311	501,624	—
US Multifamily, LLC	10,000,000	—	—	—	—	10,000,000	333,500	—
Total Affiliated Investments	$10,000,000	$(1,672,040)	$22,512,226	$1,983,992	$—	$32,824,178	$1,231,925	$—

Name of Investment	Fair Value at September 30, 2015	Purchases/(Sales) of or Advances/(Distributions)(2)	Transfers In/(Out) of Affiliates	Unrealized Gain /(Loss)(2)	Realized Gain/ (Loss)(2)	Fair Value at March 31, 2016	Interest Income(2)	Dividend Income(2)
Controlled Investments
Capstone Nutrition	$—	$6,804,124	$20,840,795	$(11,015,990)	$—	$17,429,206	$783,359	$—
MCC Senior Loan Strategy JV I LLC(1)	14,215,834	8,750,000	—	307,616	—	23,273,450	—	—
OmniVere LLC	24,865,578	10,000,000	—	(1,923,131)	—	34,320,067	1,379,001	—
United Road Towing, Inc.	35,116,790	—	—	(16,930,522)	—	19,013,238	842,428	—
Total Controlled Investments	$74,198,202	$25,554,124	$20,840,795	$(29,562,027)	$—	$94,035,961	$3,004,788	$—
Affiliated Investments
US Multifamily, LLC	$10,000,000	$—	$—	$—	$—	$10,000,000	$333,500	$—
Total Affiliated Investments	$10,000,000	$—	$—	$—	$—	$10,000,000	$333,500	$—

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
Purchases/(sales) of or advances/(distributions) to affiliates represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to payment-in-kind interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and 2016. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from affiliates is included in total investment income on the Consolidated Statements of Operations for the three and six months ended March 31, 2017 and 2016.

Loan Participation Sales

The Company sells portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At March 31, 2017, there were 9 participation agreements outstanding with an aggregate fair value of $137.7 million. At September 30, 2016 there were 14 participation agreements outstanding with an aggregate fair value of $254.5 million. The transfer of the participated portion of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. In each case, the Company’s loan participation agreements satisfy the following conditions:

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

During the three and six months ended March 31, 2017, the Company collected interest and principal payments on behalf of the participant in the aggregate amount of $1.6 million and $7.5 million, respectively. During the three and six months ended March 31, 2016, the Company collected interest and principal payments on behalf of the participant in the aggregate amount of $3.3 million and $5.5 million, respectively. Under the terms of the participation agreements, the Company will collect and remit periodic payments to the participant equal to the participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

As of March 31, 2017, MCC JV had total capital commitments of $100.0 million with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $49.4 million was funded as of March 31, 2017 relating to these commitments, of which $43.2 million was from the Company.

On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG (“CS”)  with commitments of $100 million subject to leverage and borrowing base restrictions. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. The JV Facility bears interest at a rate of LIBOR (with no minimum) + 2.50% per annum. The JV Facility reinvestment period ends on March 30, 2019 and the stated maturity date is March 30, 2022. As of March 31, 2017 and September 30, 2016, there was approximately $98.6 million and $68.1 million outstanding under the JV Facility, respectively.

At March 31, 2017 and September 30, 2016, MCC JV had total investments at fair value of $138.3 million and $93.4 million, respectively. As of March 31, 2017 and September 30, 2016, MCC JV’s portfolio was comprised of senior secured first lien term loans to 40 and 30 borrowers, respectively. As of March 31, 2017 and September 30, 2016, certain investments in one portfolio company held by MCC JV were on non-accrual status.

Below is a summary of MCC JV’s portfolio, followed by a listing of the individual loans in MCC JV’s portfolio as of March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Senior Secured Loans(1)	$140,460,196	$95,872,612
Weighted average current interest rate on Senior Secured Loans(2)	6.67%	6.70%
Number of borrowers in MCC JV	40	30
Largest loan to a single borrower(1)	$11,462,500	$5,216,234
Total of five largest loans to borrowers(1)	$33,088,329	$22,637,363

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

MCC JV Loan Portfolio as of March 31, 2017
(unaudited)

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

4 Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	11,462,500	11,462,500	11,462,500	23.1%
				11,462,500	11,462,500	11,462,500

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(1)	9/3/2021	2,765,158	2,744,979	2,758,245	5.6%
				2,765,158	2,744,979	2,758,245

Amplify Snack Brands, Inc.	Beverage, Food & Tobacco	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	9/2/2023	3,980,000	3,943,427	3,877,236	7.8%
				3,980,000	3,943,427	3,877,236

APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/31/2022	3,555,152	3,469,019	3,555,152	7.2%
				3,555,152	3,469,019	3,555,152

API Technologies Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(1)	4/22/2022	2,977,500	2,926,973	2,988,338	6.0%
				2,977,500	2,926,973	2,988,338

Avantor Performance Materials Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	3/11/2024	2,878,788	2,871,332	2,903,977	5.8%
				2,878,788	2,871,332	2,903,977

Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(1)	4/12/2023	2,985,000	2,936,849	3,008,432	6.1%
				2,985,000	2,936,849	3,008,432

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,486,250	5,434,006	5,431,388	10.9%
				5,486,250	5,434,006	5,431,388

CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,482,500	3,435,118	3,433,710	6.9%
				3,482,500	3,435,118	3,433,710

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(1)	4/28/2017	20,486	20,486	20,486	0.0%
		Senior Secured First Lien Term Loan A (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	514,118	514,118	514,118	1.0%
		Senior Secured First Lien Term Loan B (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	214,216	214,216	214,216	0.4%
		Senior Secured First Lien Term Loan C (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)(3)	3/31/2019	1,526,410	717,016	763,205	1.5%
		Senior Secured First Lien Term Loan D (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)(3)	3/31/2019	934,849	—	—	0.0%
		Senior Secured First Lien Revolving Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	338,973	338,973	338,973	0.7%
		Common Stock		41	—	—	0.0%
				3,549,093	1,804,809	1,850,998

CSP Technologies North America, LLC (f/k/a CV Holdings, L.L.C.)	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	1/29/2022	2,493,594	2,493,594	2,493,594	5.0%
				2,493,594	2,493,594	2,493,594

Elite Comfort Solutions, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(1)	1/15/2021	5,962,123	5,962,123	5,962,123	12.0%
				5,962,123	5,962,123	5,962,123

Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/2/2023	2,977,500	2,967,813	3,007,275	6.1%
				2,977,500	2,967,813	3,007,275

Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/22/2023	3,500,000	3,466,117	3,526,250	7.1%
				3,500,000	3,466,117	3,526,250

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	1/20/2021	2,984,733	2,971,085	2,969,809	6.0%
				2,984,733	2,971,085	2,969,809

Global Eagle Entertainment Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/6/2023	4,200,000	4,124,803	4,122,006	8.3%
				4,200,000	4,124,803	4,122,006

GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)	6/16/2023	3,305,009	3,186,546	3,305,009	6.7%
				3,305,009	3,186,546	3,305,009

Harbortouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.75% Cash, 1.00% LIBOR Floor)(1)	5/31/2022	4,488,750	4,447,432	4,443,863	8.9%
				4,488,750	4,447,432	4,443,863

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	3/17/2024	3,250,000	3,233,769	3,233,750	6.5%
				3,250,000	3,233,769	3,233,750

High Ridge Brands Co.	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(1)	6/30/2022	1,860,938	1,835,541	1,860,938	3.7%
				1,860,938	1,835,541	1,860,938

Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	3/30/2022	4,952,171	4,899,046	4,952,171	10.0%
				4,952,171	4,899,046	4,952,171

Keystone Peer Review Organization Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (ABR + 4.00%, 3.75% ABR Floor)(1)	12/28/2022	3,990,000	3,990,000	3,950,100	8.0%
				3,990,000	3,990,000	3,950,100

Kraton Polymers LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	1/6/2022	1,299,883	1,257,432	1,299,883	2.6%
				1,299,883	1,257,432	1,299,883

MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	12/15/2022	5,189,956	5,150,928	5,189,956	10.4%
				5,189,956	5,150,928	5,189,956

MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	6/29/2020	1,985,000	1,968,718	1,983,372	3.9%
				1,985,000	1,968,718	1,983,372

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	6/4/2020	2,947,227	2,947,227	2,947,227	5.9%
				2,947,227	2,947,227	2,947,227

O2 Partners, LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	10/7/2022	4,477,500	4,436,131	4,432,725	8.9%
				4,477,500	4,436,131	4,432,725

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	9/3/2022	4,987,342	4,987,342	4,987,342	10.0%
				4,987,342	4,987,342	4,987,342

Pomeroy Group LLC	High Tech	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	11/30/2021	2,777,144	2,704,223	2,731,433	5.5%
				2,777,144	2,704,223	2,731,433

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	11/30/2021	4,987,500	4,940,955	4,987,500	10.0%
				4,987,500	4,940,955	4,987,500

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	4/29/2022	1,385,102	1,361,530	1,348,743	2.7%
				1,385,102	1,361,530	1,348,743

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	2/28/2022	3,000,000	2,940,530	2,955,000	5.9%
				3,000,000	2,940,530	2,955,000

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/30/2022	2,951,292	2,903,909	2,977,116	6.0%
				2,951,292	2,903,909	2,977,116

Sundial Group Holdings LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	10/19/2021	2,850,000	2,806,643	2,850,000	5.7%
				2,850,000	2,806,643	2,850,000

Survey Sampling International, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/16/2020	2,969,686	2,946,137	2,969,686	6.0%
				2,969,686	2,946,137	2,969,686

TaxACT, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)	1/3/2023	890,689	870,487	890,689	1.8%
				890,689	870,487	890,689

TrialCard Incorporated	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	10/26/2021	3,456,250	3,424,658	3,456,250	7.0%
				3,456,250	3,424,658	3,456,250

VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/1/2023	2,977,500	2,950,806	2,952,370	5.9%
				2,977,500	2,950,806	2,952,370

Victory Capital Operating, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 7.50%, 1.00% LIBOR Floor)(1)	10/29/2021	3,241,366	3,220,247	3,269,728	6.6%
				3,241,366	3,220,247	3,269,728

VIP Cinema Holdings, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	3/1/2023	1,000,000	995,041	995,000	2.0%
				1,000,000	995,041	995,000

Total Investments, March 31, 2017				$140,460,196	$137,419,825	$138,320,884	278.1%

(1)	Represents the weighted average annual current interest rate as of March 31, 2017. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC Topic 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	This investment was on non-accrual status as of March 31, 2017.

MCC JV Loan Portfolio as of September 30, 2016

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	2,487,500	2,487,500	2,487,500	7.0%
				2,487,500	2,487,500	2,487,500

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(1)	9/3/2021	2,747,500	2,724,808	2,728,295	7.6%
				2,747,500	2,724,808	2,728,295

Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	9/2/2023	4,000,000	3,960,392	3,960,000	11.1%
				4,000,000	3,960,392	3,960,000

APCO Holdings, Inc	Automotive	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/31/2022	3,703,125	3,604,166	3,660,168	10.2%
				3,703,125	3,604,166	3,660,168

API Technologies Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(1)	4/22/2022	2,992,500	2,936,717	2,932,650	8.2%
				2,992,500	2,936,717	2,932,650

Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(1)	4/12/2023	3,000,000	2,947,612	2,910,000	8.1%
				3,000,000	2,947,612	2,910,000

CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,500,000	3,448,618	3,395,002	9.5%
				3,500,000	3,448,618	3,395,002

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan A (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	495,048	495,048	495,048	1.4%
		Senior Secured First Lien Term Loan B (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	206,270	206,270	206,270	0.6%
		Senior Secured First Lien Term Loan C (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)(3)	3/31/2019	1,447,834	717,016	717,016	2.0%
		Senior Secured First Lien Term Loan D (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)(3)	3/31/2019	901,391	—	—	0.0%
		Senior Secured First Lien Revolving Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	128,038	128,038	128,038	0.4%
		Senior Secured First Lien Revolving Term Loan (ABR + 3.50% Cash, 3.50% ABR Floor)(1)	3/31/2019	112,674	112,674	112,674	0.3%
		Common Stock		41	—	—	0.0%
				3,291,296	1,659,046	1,659,046

CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(1)	12/19/2020	2,646,703	2,641,393	2,646,703	7.4%
				2,646,703	2,641,393	2,646,703

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

Elite Comfort Solutions, Inc	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(1)	1/15/2021	4,196,875	4,196,875	4,238,844	11.9%
				4,196,875	4,196,875	4,238,844

Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/2/2023	2,992,500	2,981,967	2,962,575	8.3%
				2,992,500	2,981,967	2,962,575

GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)	6/16/2023	3,990,000	3,835,508	3,795,687	10.6%
				3,990,000	3,835,508	3,795,687

HarborTouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)	5/31/2022	3,478,125	3,445,054	3,443,344	9.6%
				3,478,125	3,445,054	3,443,344

High Ridge Brands Co.	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(1)	6/30/2022	1,870,313	1,842,364	1,842,257	5.2%
				1,870,313	1,842,364	1,842,257

Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	3/30/2022	4,977,182	4,918,462	5,020,982	14.1%
				4,977,182	4,918,462	5,020,982

Keurig Green Mountain, Inc.	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 0.75% LIBOR Floor)(1)	3/3/2023	4,013,275	3,963,303	4,013,275	11.2%
				4,013,275	3,963,303	4,013,275

Kraton Polymers LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	1/6/2022	3,000,000	2,891,792	3,030,000	8.5%
				3,000,000	2,891,792	3,030,000

MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	12/15/2022	5,216,234	5,173,584	5,160,681	14.4%
				5,216,234	5,173,584	5,160,681

MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	6/29/2020	1,995,000	1,976,126	1,990,012	5.5%
				1,995,000	1,976,126	1,990,012

NetSmart Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/19/2023	2,493,750	2,469,871	2,503,227	7.0%
				2,493,750	2,469,871	2,503,227

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	6/4/2020	2,962,302	2,962,302	2,948,972	8.3%
				2,962,302	2,962,302	2,948,972

Pomeroy Group LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	11/30/2021	3,491,206	3,389,703	3,386,470	9.5%
				3,491,206	3,389,703	3,386,470

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	4/29/2022	2,487,500	2,441,013	2,409,765	6.7%
				2,487,500	2,441,013	2,409,765

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	10/30/2022	2,966,292	2,914,417	2,904,564	8.1%
				2,966,292	2,914,417	2,904,564

Sundial Group Holdings LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	10/19/2021	2,925,000	2,875,629	2,879,721	8.1%
				2,925,000	2,875,629	2,879,721

Survey Sampling International, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/16/2020	2,984,843	2,957,468	2,954,994	8.3%
				2,984,843	2,957,468	2,954,994

TaxAct, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)	1/3/2023	4,233,796	4,129,461	4,302,807	12.0%
				4,233,796	4,129,461	4,302,807

VCVH Holding Corp.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/1/2023	2,992,500	2,963,504	2,971,852	8.3%
				2,992,500	2,963,504	2,971,852

Victory Capital Operating, LLC.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 7.50%, 1.00% LIBOR Floor)(1)	10/29/2021	1,643,836	1,619,749	1,615,069	4.5%
				1,643,836	1,619,749	1,615,069

Western Digital Corporation	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 0.75% LIBOR Floor)(1)	4/29/2023	2,593,500	2,541,321	2,617,879	7.3%
				2,593,500	2,541,321	2,617,879

Total Investments, September 30, 2016				$95,872,654	$92,899,725	$93,372,341	261.4%

(1)	Represents the weighted average annual current interest rate as of September 30, 2016. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC Topic 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	This investment was on non-accrual status as of September 30, 2016.

Below is certain summarized financial Information for MCC JV as of March 31, 2017 and September 30, 2016, and for the three and six months ended March 31, 2017 and 2016:

	March 31, 2017	September 30, 2016
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (amortized cost: of $137,419,825 and $92,899,725, respectively)	$138,320,884	$93,372,341
Cash	6,335,132	9,720,324
Other assets	2,229,367	268,136
Total assets	$146,885,383	$103,360,801

Line of credit (net of debt issuance costs of $1,964,522 and $1,000,841, respectively)	$96,615,478	$67,079,159
Other liabilities	254,087	340,088
Interest payable	277,610	224,507
Total liabilities	97,147,175	67,643,754
Members' capital	49,738,208	35,717,047
Total liabilities and members' capital	$146,885,383	$103,360,801

	For the three months ended March 31		For the six months ended March 31
	2017	2016	2017	2016
Selected Consolidated Statement of Operations Information:
Total revenues	$2,325,043	773,430	$4,327,399	$1,128,543
Total expenses	(1,013,655)	(459,830)	(1,990,369)	(751,644)
Net unrealized depreciation	(121,011)	(49,419)	428,443	(86,225)
Net realized gains	299,796	18,402	405,688	20,269
Net income/(loss)	$1,490,173	$282,583	$3,171,161	$310,943

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of March 31, 2017 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$568,947	$568,947
Senior Secured Second Lien Term Loans	—	—	223,338	223,338
Senior Secured First Lien Notes	—	6,919	21,102	28,021
Unsecured Debt	—	—	28,240	28,240
Equity/Warrants	120	96	32,808	33,024
Total	$120	$7,015	$874,435	$881,570
MCC Senior Loan Strategy JV I LLC(1)				$44,571
Total Investments, at fair value				$926,141

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended March 31, 2017 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2016	$565,329	$213,537	$21,048	$52,809	$23,112	$875,835
Purchases and other adjustments to cost	7,676	4,295	—	2,134	269	14,374
Originations	120,012	6,500	—	1,973	10,935	139,420
Sales	—	(1,000)	—	—	—	(1,000)
Settlements	(112,933)	(300)	—	(15,000)	—	(128,233)
Net realized gains/(losses) from investments	(6,089)	10	—	(289)	—	(6,368)
Net transfers in and/or out of Level 3	—	—	—	—	—	—
Net unrealized gains/(losses)	(5,048)	296	54	(13,387)	(1,508)	(19,593)
Balance as of March 31, 2017	$568,947	$223,338	$21,102	$28,240	$32,808	$874,435

The following table provides a reconciliation of the beginning and ending balances for investments that use level 3 inputs for the six months ended March 31, 2016 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2015	$695,970	$372,176	$30,669	$45,661	$50,584	$1,195,060
Purchases and other adjustments to cost	5,184	1,262	9	1,228	826	8,509
Originations	42,678	12,000	—	8,278	896	63,852
Sales	—	—	—	—	—	—
Settlements	(91,922)	(83,732)	(11,000)	—	(5,840)	(192,494)
Net realized gains/(losses) from investments	151	—	39	—	5,303	5,493
Net transfers in and/or out of Level 3	—	—	—	—	—	—
Net unrealized gains/(losses)	(42,080)	(5,746)	728	(2,127)	(24,992)	(74,217)
Balance as of March 31, 2016	$609,981	$295,960	$20,445	$53,040	$26,777	$1,006,203

Net change in unrealized loss included in earnings related to investments still held as of March 31, 2017 and 2016, was approximately $24.7 million and $90.2 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended March 31, 2017 none of our investments transferred in or out of Level 3. During the six months ended March 31, 2016, one of our senior secured first lien notes with a fair value of $5.0 million transferred from Level 2 to Level 3 because of the decrease in availability of the transaction data or the inputs to the valuation, and one of our senior secured notes with a fair value of $5.9 million transferred from Level 3 to Level 2 because of the increase in availability of the transaction data or inputs to the valuation became observable.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of March 31, 2017 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$335,034	Income Approach (DCF)	Market yield	7.37% - 15.01% (11.31%)

Senior Secured First Lien Term Loans	10,602	Enterprise Value Analysis	Expected Proceeds	$0.2M - $10.5M ($10.4M)

Senior Secured First Lien Term Loans	51,401	Market Approach (Guideline Comparable)/Income Approach (DCF)	2017 Revenue Multiple(1), 2017 EBITDA Multiple(1), Discount Rate	1.13x - 3.00x (1.99x)/6.50x - 9.25x (7.98x)/15.50% - 17.50% (16.58%)

Senior Secured First Lien Term Loans	22,402	Market Approach (Guideline Comparable)/Income Approach (DCF)	Run-Rate Revenue Multiple(1), 2017 Revenue Multiple(1), 2017 EBITDA Multiple(1), Discount Rate	0.50x - 1.00x (0.75x)/0.50x - 1.00x (0.75x)/5.50x - 6.50x (6.00x)/16.50% - 20.50% (18.50%)

Senior Secured First Lien Term Loans	8,130	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue, 2017 Revenue, Discount Rate	1.20x - 1.40x (1.30x) / 1.20x - 1.40x (1.30x) / 15.50% - 17.50% (16.50%)

Senior Secured First Lien Term Loans	8,526	Market Approach (Guideline Comparable)/Income Approach (DCF)	2017 Revenue Multiple(1), Discount Rate	0.25x - 1.00x (0.75x)/19.00% - 21.00% (20.00%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	20,009	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	LTM Revenue Multiple(1), 2017 Revenue Multiple(1), LTM EBITDA Multiple(1), 2017 EBITDA Multiple(1), Discount Rate	0.50x-0.75x(0.63x) /0.50x-0.75x(0.63x) / 6.50x-8.50x (7.50x)/ 6.50x-8.50x (7.50x)/19.00%-21.00% (20.00%)

Senior Secured First Lien Term Loans	7,132	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), Run-Rate Revenue, Discount Rate	1.30x - 1.60x (1.45x) / 1.30x - 1.60x (1.45x) / 14.00%-18.00% (16.00%)

Senior Secured First Lien Term Loans	22,502	Market Approach (Guideline Comparable)/Income Approach (DCF)	2016 Revenue Multiple(1), 2017 Revenue Multiple(1), Discount Rate	0.75x-1.25x (1.00x)/0.75x-1.25x (1.00x)/17.50%-22.50% (20.00%)

Senior Secured First Lien Term Loans	14,493	Market Approach (Guideline Comparable)	LTM and NTM Revenue Multiple(1)	0.50x - 0.75x (0.63x) / 0.50x - 0.75x (0.63x)

Senior Secured First Lien Term Loans	6,670	Income Approach (DCF)	Discount Rate	9.00% - 11.00% (10.00%)

Senior Secured First Lien Term Loans	62,046	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A

Senior Secured Notes	21,102	Income Approach (DCF)	Market yield	7.82% - 7.82% (7.82%)

Senior Secured Second Lien Term Loans	181,606	Income Approach (DCF)	Market yield	8.72% - 16.53% (11.40%)

Senior Secured Second Lien Term Loans	7,460	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A

Senior Secured Second Lien Term Loans	1,949	Market Approach (Guideline Comparable)	LTM EBITDA, 2017 EBITDA Multiple(1)	4.50x - 5.50x (5.00x) / 4.50x - 5.50x (5.00x)

Senior Secured Second Lien Term Loans	19,527	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), NTM Revenue Multiple(1), LTM EBITDA Multiple(1), Discount Rate	0.50x-0.75x(0.63x) /0.50x-0.75x(0.63x) / 6.25x - 6.75x (6.50x) / 16.50% - 18.50% (17.50%)

Senior Secured Second Lien Term Loans	12,796	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), 2017 Revenue Multiple(1), LTM EBITDA Multiple(1), 2017 EBITDA Multiple(1), Discount Rate	0.40x-0.60x (0.50x)/0.40x-0.60x (0.50x)/ 8.75x-9.75x (9.25x) / 8.25x-9.25x (8.75x) / 17.50% - 21.50% (19.50%)

Unsecured Debt	28,240	Income Approach (DCF)	Market Yield	18.01% - 18.01% (18.01%)

Unsecured Debt	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	2016 Revenue Multiple(1), NTM Revenue Multiple(1), Discount Rate	0.75x-1.25x (1.00x)/0.75x-1.25x (1.00x)/17.50%-22.50% (20.00%)

Equity	6,007	Income Approach (DCF)	Market Yield	8.76%-8.76% (8.76%)

Equity	3,330	Income Approach (DCF)	Discount Rate	9.00% - 11.00% (10.00%)

Equity	1,200	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A

Equity	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue, 2017 Revenue, Discount Rate	1.20x - 1.40x (1.30x) / 1.20x - 1.40x (1.30x) / 15.50% - 17.50% (16.50%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Warrants	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	2017 Revenue Multiple(1), Discount Rate	0.25x - 1.00x (0.75x)/19.00% - 21.00% (20.00%)

Equity	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), Run-Rate Revenue, Discount Rate	1.30x - 1.60x (1.45x) / 1.30x - 1.60x (1.45x) / 14.00%-18.00% (16.00%)

Equity	1,186	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), NTM Revenue Multiple(1), LTM EBITDA Multiple(1), Discount Rate	0.50x-0.75x(0.63x) /0.50x-0.75x(0.63x) / 6.25x - 6.75x (6.50x) / 16.50% - 18.50% (17.50%)

Equity	9,551	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	LTM Revenue Multiple(1), 2017 Revenue Multiple(1), LTM EBITDA Multiple(1), 2017 EBITDA Multiple(1), Discount Rate	0.50x-0.75x(0.63x) /0.50x-0.75x(0.63x) / 6.50x-8.50x (7.50x)/ 6.50x-8.50x (7.50x)/19.00%-21.00% (20.00%)

Equity	—	Market Approach (Guideline Comparable)	LTM Revenue Multiple(1), NTM Revenue Multiple(1)	0.75x - 1.00x (0.75x) /0.75x - 1.00x (0.75x)

Equity	1,660	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM EBITDA, Run-Rate Multiple(1), Discount rate	7.00x - 8.00x (7.50x)/7.00x - 8.00x (7.50x) / 16.00%-18.00% (17.00%)

Equity	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	2017 Revenue Multiple(1), 2017 EBITDA Multiple(1), Discount Rate	1.13x - 3.00x (1.99x)/6.50x - 9.25x (7.98x)/15.50% - 17.50% (16.58%)

Equity	633	Market Approach (Guideline Comparable) / Income Approach (DCF)	LTM and NTM EBITDA Multiple(1), Discount Rate	4.50x - 5.50x (5.00x) / 4.50x - 5.50x (5.00x) / 14.00% - 16.00% (15.00%)

Warrants	5,400	Market Approach (Guideline Comparable)	LTM EBITDA Multiple(1), Asset Appraisal Multiple(1)	6.50x - 7.50x (7.00x) / 1.50x - 3.00x (2.25x)

Equity	3,567	Market Approach (Guideline Comparable)	LTM and 2017 EBITDA Multiple(1)	5.00x - 7.00x (6.56x) / 5.00x - 6.75x (5.77x)

Equity	274	Market Approach (Guideline Comparable)/Precedent Transaction	LTM Revenue Multiple(1), NTM Revenue Multiple(1), LTM EBITDA Multiple(1), NTM EBITDA Multiple(1), Precedent Transaction	0.75x - 1.25x (1.00x) / 0.75x - 1.25x (1.00x) / 7.00x - 8.00x (7.50x)/ 5.50x - 6.50x (6.00x) / $34.5M - $34.5M ($34.5M)

Equity	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	Run-Rate Revenue Multiple(1), 2017 Revenue Multiple(1), 2017 EBITDA Multiple(1), Discount Rate	0.50x - 1.00x (0.75x)/0.50x - 1.00x (0.75x)/5.50x - 6.50x (6.00x)/16.50% - 20.50% (18.50%)

Equity	—	Enterprise Value Analysis	Expected Proceeds	$0.0M - $0.0M ($0.0M)

Equity	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	2016 Revenue Multiple(1), NTM Revenue Multiple(1), Discount Rate	0.75x-1.25x (1.00x)/0.75x-1.25x (1.00x)/17.50%-22.50% (20.00%)

Total	$874,435

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

The Company’s outstanding debt excluding debt issuance costs as of March 31, 2017 and September 30, 2016 was as follows (dollars in thousands):

	March 31, 2017				September 30, 2016
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
Revolving Credit Facility	$200,000	$34,000	$34,000	$34,000	$343,500	$14,000	$14,000	$14,000
Term Loan Facility	174,000	174,000	174,000	174,000	174,000	174,000	174,000	174,000
2019 Notes	—	—	—	—	40,000	40,000	40,000	40,704
2021 Notes	74,013	74,013	74,013	77,565	74,013	74,013	74,013	76,677
2023 Notes	102,847	102,847	102,847	104,287	63,500	63,500	63,500	63,856
SBA Debentures	150,000	150,000	150,000	150,000	150,000	150,000	150,000	150,000
Total	$700,860	$534,860	$534,860	$539,852	$845,013	$515,513	$515,513	$519,237

Credit Facility

The Company has a Senior Secured Term Loan Credit Agreement, as amended (the ‘‘Term Loan Facility’’) and Senior Secured Revolving Credit Agreement, as amended (the ‘‘Revolving Credit Facility’’ and, collectively with the Term Loan Facility, as amended, the ‘‘Facilities’’) with ING Capital LLC, as Administrative agent, in order to borrow funds to make additional investments.

The pricing in the case of the Term Loan Facility for LIBOR loans is LIBOR (with no minimum) plus 3.00%. The pricing on the Revolving Credit Facility, is LIBOR (with no minimum) plus 2.75%. Both the Term Loan Facility and Revolving Credit Facility will decrease by an additional 25 basis points upon receiving an investment grade rating from Standard & Poor’s.

The Term Loan Facility’s bullet maturity is July 28, 2020 and the Revolving Credit Facility’s revolving period ends July 28, 2019, followed by a one-year amortization period and a final maturity on July 28, 2020.
On February 14, 2017, the Company elected to reduce the total commitment of the Revolving Credit Facility to $200.0 million from $343.5 million. The reduction was accounted for as a debt modification to a line-of credit or revolving-debt arrangement in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to an acceleration of debt issuance costs in the amount of $1.3 million and recorded on the Consolidated Statements of Operations as a component of interest and financing expenses.
Borrowings under the Facilities are subject to, among other things, a minimum borrowing/collateral base and substantially all of the Company’s assets are pledged as collateral under the Facilities. In addition, the Facilities require the Company to, among other things (i) make representations and warranties regarding the collateral as well the Company’s business and operations, (ii) agree to certain indemnification obligations and (iii) agree to comply with various affirmative and negative covenants. The documentation for each of the Facilities also includes default provisions such as the failure to make timely payments under the Facilities, the occurrence of a change in control and the failure by the Company to materially perform under the operative agreements governing the Facilities, which, if not complied with, could accelerate repayment under the Facilities, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations.
At March 31, 2017, the carrying amount of our borrowings under the Facilities approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2017 and September 30, 2016, the Facilities would be deemed to be Level 3, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Facilities are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Facilities. As of March 31, 2017 and September 30, 2016, debt issuance costs related to the Facilities were as follows (dollars in thousands):

	March 31, 2017		September 30, 2016
	Revolving Facility	Term Facility	Revolving Facility	Term Facility
Total Debt Issuance Costs	$8,209	$4,318	$8,199	$4,290
Amortized Debt Issuance Costs	6,501	2,476	4,609	2,093
Unamortized Debt Issuance Costs	$1,708	$1,842	$3,590	$2,197

The following table shows the components of interest expense, commitment fees related to the Revolving Facility, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities for the three and six months ended March 31, 2017 and 2016 (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2017	2016	2017	2016
Revolving Facility interest	$159	$687	$180	$1,889
Revolving Facility commitment fee	633	527	1,505	815
Term Facility interest	1,656	1,518	3,256	2,963
Amortization of debt issuance costs	1,716	480	2,274	968
Agency and other fees	19	19	38	38
Total	$4,183	$3,231	$7,253	$6,673
Weighted average stated interest rate	3.9%	3.4%	3.8%	3.3%
Weighted average outstanding balance	$190,978	$258,195	$183,376	$295,334

Unsecured Notes

2019 Notes

On March 21, 2012, the Company issued $40.0 million in aggregate principal amount of 7.125% unsecured notes which were scheduled to mature on March 30, 2019 (the "2019 Notes"). The 2019 Notes bore interest at a rate of 7.125% per year, and were payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The 2019 Notes were listed on the NYSE and traded thereon under the trading symbol “MCQ”. On February 22, 2017 the 2019 Notes were redeemed at par plus accrued and unpaid interest. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to a realized loss of $0.5 million.

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

On December 12, 2016, the Company entered into an “At-The-Market” (“ATM”) debt distribution agreement with FBR Capital Markets & Co., through which the Company could offer for sale, from time to time, up to $40.0 million in aggregate principal amount of the 2023 Notes. The Company sold 1,573,872 of the 2023 Notes at an average price of $25.03 per note, and raised $38.6 million in net proceeds, since inception of the ATM debt distribution agreement.

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the

Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. At March 31, 2017 and September 30, 2016, the Unsecured Notes would be deemed to be Level 1, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Unsecured Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Unsecured Notes. As of March 31, 2017 and September 30, 2016, debt issuance costs related to the Unsecured Notes were as follows (dollars in thousands):

	March 31, 2017				September 30, 2016
	2019 Notes	2021 Notes	2023 Notes	Total	2019 Notes	2021 Notes	2023 Notes	Total
Total Debt Issuance Costs	$1,475	$3,226	$3,196	$7,897	$1,475	$3,226	$2,129	$6,830
Amortized Debt Issuance Costs	1,475	812	898	3,185	951	498	751	2,200
Unamortized Debt Issuance Costs	$—	$2,414	$2,298	$4,712	$524	$2,728	$1,378	$4,630

For the three and six months ended March 31, 2017 and 2016, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Unsecured Notes were as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2017	2016	2017	2016
2019 Unsecured Notes interest	$404	$713	$1,116	$1,425
2021 Unsecured Notes interest	1,201	1,210	2,405	1,376
2023 Unsecured Notes interest	1,564	972	2,538	1,945
2023 Unsecured Notes premium	(1)	—	(1)	—
Amortization of debt issuance costs	278	264	545	393
Total	$3,446	$3,159	$6,603	$5,139
Weighted average stated interest rate	6.5%	6.6%	6.5%	6.5%
Weighted average outstanding balance	$197,070	$177,013	$187,200	$145,469

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

As of March 31, 2017 and September 30, 2016, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding that mature between September 2023 and September 2025.

Our fixed-rate SBA Debentures excluding debt issuance costs as of March 31, 2017 and September 30, 2016 were as follows (dollars in thousands):

	March 31, 2017		September 30, 2016
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate
September 2013	$5,000	4.404%	$5,000	4.404%
March 2014	39,000	3.951	39,000	3.951
September 2014	50,000	3.370	50,000	3.370
September 2014	6,000	3.775	6,000	3.775
September 2015	50,000	3.571	50,000	3.571
Weighted Average Rate/Total	$150,000	3.639%	$150,000	3.639%

As of March 31, 2017, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2017 and September 30, 2016 the SBA Debentures would be deemed to be Level 3, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the SBA Debentures are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the SBA Debentures. As of March 31, 2017 and September 30, 2016, debt issuance costs related to the SBA Debentures were as follows (dollars in thousands):

	March 31, 2017	September 30, 2016
Total Debt Issuance Costs	$5,138	$5,138
Amortized Debt Issuance Costs	1,952	1,613
Unamortized Debt Issuance Costs	$3,186	$3,525

For the three and six months ended March 31, 2017 and 2016, the components of interest, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2017	2016	2017	2016
SBA Debentures interest	$1,346	$1,361	$2,722	$2,737
Amortization of debt issuance costs	168	169	339	341
Total	$1,514	$1,530	$3,061	$3,078
Weighted average stated interest rate	3.6%	3.7%	3.6%	3.7%
Weighted average outstanding balance	$150,000	$150,000	$150,000	$150,000

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

Determination of Quarterly Incentive Fee Based on Income

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

Incentive Fee Based on Capital Gains

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

Base Management Fee - Prior to Fee Waiver Agreement

The base management fee was calculated at an annual rate of 1.75% of our gross assets (which is defined as all the assets of Medley Capital, including those acquired using borrowings for investment purposes), and is payable quarterly in arrears. The base management fee is based on the average value of our gross assets at the end of the two most recently completed calendar quarters.

Incentive Fee - Prior to Fee Waiver Agreement

The incentive fee based on net investment income was calculated as 20.0% of the amount, if any, by which our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets calculated as of the end of the calendar quarter immediately preceding the calendar quarter for which the incentive fee is being calculated, exceeds a 2.0% (which is 8.0% annualized) hurdle rate but also includes a “‘catch-up’ provision. Under this provision, in any calendar quarter, our investment adviser receives no incentive fee until our net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up”, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our investment adviser will receive 20% of our pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter including the base management fee, expenses payable under the administration agreement, and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash.

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

For the three and six months ended March 31, 2017, the Company incurred base management fees to MCC Advisors of $4.5 million and $9.0 million, respectively. For the three and six months ended March 31, 2016, the Company incurred base management fees to MCC Advisors of $4.9 million and $10.2 million, respectively. For the three and six months ended March 31, 2017, base management fees, net of $17,327 and $37,272 waived under the Fee Waiver Agreement were $4.5 million and $9.0 million, respectively. For the three and six months ended March 31, 2016, base management fees, net of $71,604 and $71,604 waived under the Fee Waiver Agreement were $4.8 million and $10.2 million, respectively.

The incentive fees shown in the Consolidated Statements of Operations is calculated using the fee structure set forth in investment management agreement, and then adjusted to reflect the terms of the Fee Waiver Agreement. Pursuant to the investment management agreement, pre -incentive fee net investment income is compared to a hurdle rate of 2.0% of the net asset value at the beginning of the period and is calculated as follows:

1)	No incentive fee is recorded during the quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate.

2)	100% of pre-incentive fee net investment income that exceeds the hurdle rate but is less than 2.5% in the quarter; and

3)	20.0% of the amount of pre-incentive fee net investment income, if any, that exceeds 2.5% of the hurdle rate

For purposes of implementing the fee waiver under the Fee Waiver Agreement, we calculate the incentive fee based upon the formula that exists under the investment management agreement, and then apply the terms of wavier set forth in the Fee Waiver Agreement, if applicable.

For the three months ended March 31, 2017, the Company did not incur any incentive fees on net investment income because pre-incentive fee net investment income did not exceed the hurdle amount under the formula that exists under the investment management agreement. For the six months ended March 31, 2017, the Company incurred $0.9 million of incentive fees related to pre-incentive fee net investment income. For the three and six months ended March 31, 2016, the Company incurred $3.1 million and $7.1 million of incentive fees related to pre-incentive fee net investment income, respectively.

For the three and six months ended March 31, 2017, incentive fees, net of $0 and $43,663 waived under the Fee Waiver Agreement were $0.0 million and $0.9 million, respectively. For the three and six months ended March 31, 2016, incentive fees, net of $2.1 million and $2.1 million waived under the Fee Waiver Agreement were $1.1 million and $5.0 million, respectively.

As of March 31, 2017 and September 30, 2016, $4.5 million and $4.6 million were included in “management and incentive fees payable,” in the accompanying Consolidated Statements of Assets and Liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three and six months ended March 31, 2017, we incurred $1.0 million and $1.9 million in administrator expenses, respectively. For the three and six months ended March 31, 2016, we incurred $1.0 million and $2.0 million in administrator expenses, respectively.

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

Note 8. Commitments

Unfunded commitments

As of March 31, 2017 and September 30, 2016, we had commitments under loan and financing agreements to fund up to $10.3 million to 9 portfolio companies and $9.2 million to 8 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and a revolver and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2017 and September 30, 2016 is shown in the table below (dollars in thousands):

	March 31, 2017	September 30, 2016
SMART Financial Operations, LLC - Delayed Draw Term Loan	$4,725	$—
AAR Intermediate Holdings, LLC - Revolver	1,078	1,797
Trans-Fast Remittance LLC - Delayed Draw Term Loan	1,057	—
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Brantley Transportation LLC - Delayed Draw Term Loan	788	—
Impact Sales, LLC - Delayed Draw Term Loan	755	863
Black Angus Steakhouses, LLC - Revolver	625	446
NVTN LLC - Delayed Draw Term Loan	250	—
CP OPCO LLC - Revolver	53	609
Avantor Performance Materials Holdings, LLC - Delayed Draw Term Loan	42	—
Tenere Acquisition Corp. - Delayed Draw Term Loan	—	2,000
DHISCO Electronic Distribution, Inc. - Revolver	—	1,905
Lydell Jewelry Design Studio, LLC - Delayed Draw Term Loan	—	500
Access Media Holdings, LLC - Series AA Preferred Equity	—	184
Total	$10,266	$9,197

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

Note 9. Fee Income

Fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, and other miscellaneous fees. The following tables summarize the Company’s fee income for the three and six months ended March 31, 2017 and 2016 (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2017	2016	2017	2016
Origination fee	$973	$223	$1,700	$1,230
Prepayment fee	219	752	388	1,234
Amendment fee	189	602	294	1,706
Administrative agent fee	128	181	332	371
Other fees	29	—	248	276
Fee income	$1,538	$1,758	$2,962	$4,817

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

The compensation model approved by the board of directors on December 7, 2016, which was retroactively effective as of October 1, 2016, amended the prior model by increasing the annual fee received by each independent director from $55,000 to $90,000, but decreasing the per board meeting fee from $7,500 to $3,000. In addition, there will no longer be a separate fee for participating in board and/or committee meetings telephonically.

No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940 Act). For the three and six months ended March 31, 2017, we accrued $0.2 million and $0.3 million for directors’ fees expense, respectively. For the three and six months ended March 31, 2016, we accrued $0.1 million and $0.3 million for directors’ fees expense, respectively.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended March 31, 2017 and 2016 (dollars in thousands except share and per share amounts):

	For the three months ended March 31		For the six months ended March 31
	2017	2016	2017	2016
Basic and diluted:
Net increase/(decrease) in net assets from operations	$(12,248)	$448	$(5,922)	$(38,756)
Weighted average common shares outstanding	54,474,211	55,761,062	54,474,211	56,044,037
Earnings per common share-basic and diluted	$(0.22)	$0.01	$(0.11)	$(0.69)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended March 31, 2017 and 2016:

	For the six months ended March 31
	2017	2016
Per share data:
Net asset value per share at beginning of period	$9.49	$11.00

Net investment income(1)	0.33	0.54
Net realized gains/(losses) on investments	(0.11)	0.10
Net unrealized appreciation/(depreciation) on investments	(0.32)	(1.32)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	(0.01)
Loss on extinguishment of debt	(0.01)	—
Net increase/(decrease) in net assets	(0.11)	(0.69)

Distributions from net investment income	(0.44)	(0.60)
Distributions from net realized gains	—	—
Distributions from tax return of capital	—	—
Repurchase of common stock under stock repurchase program	—	0.10
Other(2)	—	(0.01)

Net asset value at end of period	$8.94	$9.80
Net assets at end of period	$487,015,228	$536,771,831
Shares outstanding at end of period	54,474,211	54,763,411

Per share market value at end of period	$7.69	$6.60
Total return based on market value(3)	6.72%	(3.92)%
Total return based on net asset value(4)	(0.25)%	(3.51)%
Portfolio turnover rate(5)	16.83%	12.85%

The following is a schedule of ratios and supplemental data for the six months ended March 31, 2017 and 2016:

	For the six months ended March 31
	2017	2016
Ratios:
Ratio of net investment income to average net assets after waivers(5)(6)(11)	7.33%	10.62%
Ratio of total expenses to average net assets after waivers(5)(6)(11)	12.40%	11.23%
Ratio of incentive fees to average net assets after waivers(6)(11)	0.17%	1.18%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(5)(6)(11)	12.23%	10.05%
Percentage of non-recurring fee income(7)	5.22%	6.82%
Average debt outstanding(8)	$520,576,567	$590,802,987
Average debt outstanding per common share	$9.56	$10.54
Asset coverage ratio per unit(9)	2,265	2,467

Average market value per unit:
Facilities(10)	N/A	N/A
SBA debentures(10)	N/A	N/A
Notes due 2019	$25.39	$24.83
Notes due 2021	$25.67	$23.26
Notes due 2023	$25.04	$23.85

(1)
Net investment income excluding management and incentive fee waivers based on total weighted average common stock outstanding equals $0.33 and $0.50 per share for the six months ended March 31, 2017 and 2016, respectively.

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

(6)
For the six months ended March 31, 2017, excluding management and incentive fee waivers, the ratio of net investment income, total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is 7.31%, 12.42%, 0.17%, and 12.25%, respectively. For the six months ended March 31, 2016, excluding management and incentive fee waivers, the ratio of net investment income, total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is 10.62%, 11.23%, 1.18%, and 10.05%, respectively.

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

(11)
The ratios of net investment income, total expenses, incentive fees after waivers, and net operating expenses and credit facility related expenses, to average net assets for the six months ended March 31, 2016, previously reported as 10.12%, 11.67%, 1.68%, and 10.00%, respectively, were revised to conform to the current period presentation. Incentive fees are based on the current performance of the fund during the period and are not annualized, as projections of future performance are uncertain.

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

The following table summarizes the Company’s distributions during the six months ended March 31, 2017 and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
During the six months ended March 31, 2017
11/3/2016	11/23/2016	12/23/2016	$0.22
1/31/2017	2/22/2017	3/24/2017	$0.22
			$0.44

Date Declared	Record Date	Payment Date	Amount Per Share
During the six months ended March 31, 2016
11/5/2015	11/25/2015	12/18/2015	$0.30
2/1/2016	2/24/2016	3/18/2016	$0.30
			$0.60

Note 14. Stock Repurchase Program

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we can purchase up to an aggregate amount of $30.0 million of our common stock between the period of the approval date and February 5, 2016. On December 4, 2015, the board of directors extended the duration of the share repurchase program through December 31, 2016, and increased the aggregate amount to $50.0 million. On December 7, 2016, the board of directors extended the duration of the share repurchase program through December 31, 2017. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. As of March 31, 2017, the Company has repurchased an aggregate of 4,259,073 shares of common stock at an average price of $8.16 per share with a total cost of approximately $34.1 million. The maximum dollar value of shares that may yet be purchased under the plan is $15.9 million. This program may be limited or terminated at any time without prior notice. Since the inception of the program, the Company's net asset value per share was increased by approximately $0.23 as a result of the share repurchases.

The following table summarizes our share repurchases under our stock repurchase program for the three and six months ended March 31, 2017 and 2016 (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2017	2016	2017	2016
Dollar amount repurchased	N/A(1)	$9,600	N/A(1)	$10,700
Shares Repurchased	N/A(1)	1,430,392	N/A(1)	1,573,741
Average price per share	N/A(1)	$6.71	N/A(1)	$6.80
Weighted average discount to Net Asset Value	N/A(1)	33.0%	N/A(1)	32.7%

(1)	The Company did not repurchase any shares for the three and six months ended March 31, 2017.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the six months ended March 31, 2017, except as disclosed below.

On May 5, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.16 per share payable on June 23, 2017, to stockholders of record at the close of business on May 24, 2017.

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
Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K filed with the SEC on December 8, 2016, and elsewhere in this quarterly report on Form 10-Q.

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

Portfolio and Investment Activity

As of March 31, 2017 and September 30, 2016, our portfolio had a fair market value of approximately $926.1 million and $914.2 million, respectively. The following table summarizes our portfolio and investment activity during the three and six months ended March 31, 2017 and 2016 (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2017	2016	2017	2016
Investments made in new portfolio companies	$49,398	$10,000	$77,870	$25,554
Investments made in existing portfolio companies	8,572	19,136	21,450	47,147
Aggregate amount in exits and repayments	(35,005)	(97,919)	(75,123)	(192,493)
Net investment activity	$22,965	$(68,783)	$24,197	$(119,792)

Portfolio Companies, at beginning of period	60	68	58	72
Number of new portfolio companies	7	1	11	2
Number of exited portfolio companies	(3)	(4)	(5)	(9)
Portfolio companies, at end of period	64	65	64	65

Number of investments in existing portfolio companies	9	8	10	20

The following table summarizes the amortized cost and the fair value of our average portfolio company investment and largest portfolio company investment as of March 31, 2017 and September 30, 2016 (dollars in thousands):

	March 31, 2017		September 30, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company investment	$16,284	$14,471	$17,464	$15,762
Largest portfolio company investment	52,593	50,524	53,777	51,930

The composition of our investments as of March 31, 2017 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$621,428	59.6%	$568,947	61.4%
Senior Secured Second Lien Term Loans	239,403	23.0	223,338	24.1
Senior Secured First Lien Notes	26,761	2.6	28,021	3.0
Unsecured Debt	50,968	4.9	28,240	3.1
MCC Senior Loan Strategy JV I LLC	43,225	4.1	44,571	4.8
Equity/Warrants	60,418	5.8	33,024	3.6
Total	$1,042,203	100.0%	$926,141	100.0%

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

As of March 31, 2017, our income-bearing investment portfolio, which represented nearly 82.7% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 11.6%, and 83.4% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 16.6% bore interest at fixed rates.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2017 and September 30, 2016 (dollars in thousands):

	March 31, 2017		September 30, 2016
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$111,495	12.0%	$112,770	12.3%
2	541,000	58.4	554,384	60.6
3	145,981	15.8	170,496	18.7
4	58,773	6.4	65,349	7.2
5	68,892	7.4	11,185	1.2
Total	$926,141	100.0%	$914,184	100.0%

Results of Operations

Operating results for the six months ended March 31, 2017 and 2016 are as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2017	2016	2017	2016
Total investment income	$24,357	$30,714	$50,413	$65,141
Total expenses, net	16,315	16,139	31,969	34,900
Net investment income before excise taxes	8,042	14,575	18,444	30,241
Excise tax expense	—	—	(267)	—
Net investment income	8,042	14,575	18,177	30,241
Net realized gains/(losses) investments	10	99	(6,288)	5,477
Net unrealized gains/(losses) on investments	(19,844)	(14,093)	(17,355)	(74,116)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	(133)	—	(358)
Loss on extinguishment of debt	(456)	—	(456)	—
Net increase in net assets resulting from operations	$(12,248)	$448	$(5,922)	$(38,756)

Investment Income

For the three and six months ended March 31, 2017, investment income totaled $24.4 million and $50.4 million, respectively, of which $22.9 million and $47.4 million was attributable to portfolio interest and dividend income, and $1.5 million and $3.0 million to fee income.

For the three and six months ended March 31, 2016, investment income totaled $30.7 million and $65.1 million, respectively, of which $28.9 million and $60.3 million was attributable to portfolio interest and dividend income, and $1.8 million and $4.8 million to fee income.

Operating Expenses

Operating expenses for the three and six months ended March 31, 2017 and 2016 are as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2017	2016	2017	2016
Base management fees	$4,496	$4,876	$9,011	$10,223
Incentive fees	—	3,149	896	7,065
Interest and financing expenses	9,144	7,920	16,917	14,890
Administrator expenses	997	1,043	1,913	1,959
General and administrative	783	453	1,480	1,163
Professional fees	663	556	1,314	1,188
Directors fees	150	130	320	264
Insurance	99	135	199	271
Expenses before management and incentive fee waivers	16,332	18,262	32,050	37,023
Management fee waiver	(17)	(71)	(37)	(71)
Incentive fee waiver	—	(2,052)	(44)	(2,052)
Expenses, net of management and incentive fee waivers	$16,315	$16,139	$31,969	$34,900

For the three months ended March 31, 2017, total operating expenses before management and incentive fee waivers and reimbursements decreased by $1.9 million, or 10.6%, compared to the three months ended March 31, 2016. For the six months ended March 31, 2017, total operating expenses before management and incentive fee waivers and reimbursements decreased by $5.0 million, or 13.4%, compared to the six months ended March 31, 2016.

Interest and financing expenses were higher in the three and six months ended March 31, 2017 compared to the three and six months ended March 31, 2016 primarily due to (i) a $1.3 million acceleration of debt issuance costs, which was attributable to the the reduction of the revolving credit facility (the “Revolving Credit Facility”) commitment to $200.0 million from $343.5 million, (ii) an increase in LIBOR rates, which increased the interest expenses on our senior secured term loan credit facility (the "Term Loan Facility" and together with the Revolving Facility, the “Facilities”), (iii) issuing  $74.0 million in aggregate principal amount of 6.50% unsecured notes that mature on January 30, 2021 (the “2021 Notes”) and (iv) issuing an additional $39.4 million of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes”) through an “At-The-Market” (“ATM”) debt distribution agreement with FBR Capital Markets & Co. The increase in interest and finance expenses was partially offset from the repayment of the 7.125% unsecured notes which were scheduled to mature on March 30, 2019 (the “2019 Notes”).

Excluding interest and financing expenses, expenses decreased for the three and six months ended March 31, 2017 compared to the three and six months ended March 31, 2016 due to a decrease in base management fees, incentive fees, administrative service fees, and insurance fees, offset by an increase in general and administrative expenses, professional fees and director’s fees. Professional and administrative service fees have increased due to higher legal, audit, valuation services and administrator expenses. Base management fees, which are calculated based on average gross assets, decreased due to the decline in the portfolio throughout the period. The incentive fee decreased as a result of the decrease in pre-incentive fee net investment income. In addition, both the management and incentive fees decreased due to the fee waiver agreement described in the Investment Management Agreement section.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and six months ended March 31, 2017, we recognized $9,948 of realized gain and $6.3 million of realized loss on our portfolio investments, respectively. The realized loss of $6.3 million was primarily due to the non-cash restructuring transactions of certain investments.

During the three and six months ended March 31, 2016, we recognized $0.1 million and $5.5 million of realized gain on our portfolio investments, respectively. The realized gain during the six months ended March 31, 2016 was primarily due to the sale of an equity position held in a certain investment, which resulted in a realized gain of $5.3 million.

Realized loss on extinguishment of debt

In the event that we modify or extinguish our debt prior to maturity, we account for it in accordance with ASC 470-50, Modifications and Extinguishments, in which we measure the difference between the reacquisition price of the debt and the net carrying amount of the debt, which includes any unamortized debt issuance costs.

During the three and six months ended March 31, 2017, we recognized a $0.5 million loss on extinguishment of debt from the redemption of the 2019 Notes. There was no loss on extinguishment of debt during the three and six months ended March 31, 2016.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended March 31, 2017, we had $19.8 million and $17.4 million of unrealized depreciation, respectively, on portfolio investments. For the three and six months ended March 31, 2016, we had $14.1 million and $74.1 million of unrealized depreciation, respectively, on portfolio investments.

Provision for Deferred Taxes on Unrealized Appreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and six months ended March 31, 2017, the Company did not recognize a provision for deferred taxes on the unrealized appreciation for consolidated subsidiaries. For the three and six months ended March 31, 2016, the Company recognized a provision for deferred taxes on the unrealized appreciation on investments of $0.1 million and $0.4 million for consolidated subsidiaries, respectively.

Changes in Net Assets from Operations

For the three months ended March 31, 2017, we recorded a net decrease in net assets resulting from operations of $12.2 million compared to a net increase in net assets resulting from operations of $0.4 million for the three months ended March 31, 2016 as a result of the factors discussed above. Based on 54,474,211 and 55,761,062 weighted average common shares outstanding for the three months ended March 31, 2017 and 2016, respectively, our per share net decrease in net assets resulting from operations was $0.22 for the three months months ended March 31, 2017 compared to a per share net increase in net assets from operations of $0.01 for the three months ended March 31, 2016.

For the six months ended March 31, 2017, we recorded a net decrease in net assets resulting from operations of $5.9 million compared to a net decrease in net assets resulting from operations of $38.8 million for the six months ended March 31, 2016 as a result of the factors discussed above. Based on 54,474,211 and 56,044,037 weighted average common shares outstanding for the six months ended March 31, 2017 and 2016, respectively, our per share net decrease in net assets resulting from operations was $0.11 for the six months ended March 31, 2017 compared to a per share net decrease in net assets from operations of $0.69 for the six months ended March 31, 2016.

Financial Condition, Liquidity and Capital Resources

As a RIC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital; including raising equity, increasing debt, and funding from operational cash flow.

Our liquidity and capital resources have been generated primarily from the net proceeds of public offerings of common stock, advances from the Facilities and net proceeds from the issuance of notes as well as cash flows from operations.

As of March 31, 2017, $83.5 million was invested in an interest-bearing money market account. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

Credit Facility

The Term Loan Facility and Revolving Credit Facility with ING Capital LLC, as Administrative agent, exist in order to borrow funds to make additional investments.

The pricing in the case of the Term Loan Facility for LIBOR loans is LIBOR (with no minimum) plus 3.00%. The pricing on the Revolving Credit Facility, is LIBOR (with no minimum) plus 2.75%. Both the Term Loan Facility and Revolving Credit Facility will decrease by an additional 25 basis points upon receiving an investment grade rating from Standard & Poor’s.

The Term Loan Facility’s bullet maturity is July 28, 2020 and the Revolving Credit Facility’s revolving period ends July 28, 2019, followed by a one-year amortization period and a final maturity on July 28, 2020.

On February 14, 2017, the Company elected to reduce the total commitment of the Revolving Credit Facility to $200.0 million from $343.5 million. The reduction was accounted for as a debt modification to a line-of credit or revolving-debt arrangement in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to an acceleration of debt issuance costs in the amount of $1.3 million and recorded on the Consolidated Statements of Operations as a component of interest and financing expenses.
Borrowings under the Facilities are subject to, among other things, a minimum borrowing/collateral base and substantially all of the Company’s assets are pledged as collateral under the Facilities. In addition, the Facilities require the Company to, among other things (i) make representations and warranties regarding the collateral as well the Company’s business and operations, (ii) agree to certain indemnification obligations and (iii) agree to comply with various affirmative and negative covenants. The documentation for each of the Facilities also includes default provisions such as the failure to make timely payments under the Facilities, the occurrence of a change in control and the failure by the Company to materially perform under the operative agreements governing the Facilities, which, if not complied with, could accelerate repayment under the Facilities, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations.
As of March 31, 2017, total commitments under the Facilities are $374.0 million, comprised of $200.0 million committed to the Revolving Credit Facility and $174.0 million funded under the Term Loan Facility.

Unsecured Notes

2019 Notes

On March 21, 2012, the Company issued $40.0 million in aggregate principal amount of 7.125% unsecured notes which were scheduled to mature on March 30, 2019 (the "2019 Notes"). The 2019 Notes bore interest at a rate of 7.125% per year, and were payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The 2019 Notes were listed on the NYSE and traded thereon under the trading symbol “MCQ”. On February 22, 2017 the 2019 Notes were redeemed at par plus accrued and unpaid interest. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to a realized loss of $0.5 million.

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

2023 Notes

On March 18, 2013, the Company issued $60.0 million in aggregate principal amount of 2023 Notes. The 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option on or after March 30, 2016. The 2023 Notes bear interest at a rate of 6.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2013. The 2023 Notes are listed on the NYSE and trade thereon under the trading symbol “MCV”.

On March 26, 2013, the Company closed an additional $3.5 million in aggregate principal amount of 2023 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes.

On December 12, 2016, the Company entered into an ATM debt distribution agreement with FBR Capital Markets & Co., through which the Company could offer for sale, from time to time, up to $40.0 million in aggregate principal amount of the 2023 Notes. The Company sold 1,573,872 of the 2023 Notes at an average price of $25.03 per note, and raised $38.6 million in net proceeds, since inception of the ATM debt distribution agreement.

SBA Debentures

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

As of March 31, 2017, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2017 and September 30, 2016, we had commitments under loan and financing agreements to fund up to $10.3 million to 9 portfolio companies and $9.2 million to 8 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and a revolver and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2017 and September 30, 2016 is shown in the table below (dollars in thousands):

	March 31, 2017	September 30, 2016
SMART Financial Operations, LLC - Delayed Draw Term Loan	$4,725	$—
AAR Intermediate Holdings, LLC - Revolver	1,078	1,797
Trans-Fast Remittance LLC - Delayed Draw Term Loan	1,057	—
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Brantley Transportation LLC - Delayed Draw Term Loan	788	—
Impact Sales, LLC - Delayed Draw Term Loan	755	863
Black Angus Steakhouses, LLC - Revolver	625	446
NVTN LLC - Delayed Draw Term Loan	250	—
CP OPCO LLC - Revolver	53	609
Avantor Performance Materials Holdings, LLC - Delayed Draw Term Loan	42	—
Tenere Acquisition Corp. - Delayed Draw Term Loan	—	2,000
DHISCO Electronic Distribution, Inc. - Revolver	—	1,905
Lydell Jewelry Design Studio, LLC - Delayed Draw Term Loan	—	500
Access Media Holdings, LLC - Series AA Preferred Equity	—	184
Total	$10,266	$9,197

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at March 31, 2017 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Revolving Facility	$34,000	$—	$—	$34,000	$—
Term Loan Facility	174,000	—	—	174,000	—
6.50% Notes	74,013	—	—	74,013	—
6.125% Notes	102,847	—	—	—	102,847
SBA Debenture	150,000	—	—	—	150,000
Total contractual obligations	$534,860	$—	$—	$282,013	$252,847

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

On March 27, 2015, Medley Capital Corporation and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (“MCC JV”). Medley Capital Corporation and GALIC have committed to provide $100 million of equity to MCC JV, with Medley Capital Corporation providing $87.5 million and GALIC providing $12.5 million. MCC JV commenced operations on July 15, 2015. On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with commitments of $100 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. As of March 31, 2017, MCC JV has drawn approximately $98.6 million on the JV Facility. As of March 31, 2017, MCC JV had total investments at fair value of $138.3 million. As of March 31, 2017, MCC JV’s portfolio was comprised of senior secured first lien term loans to 40 different borrowers. As of March 31, 2017, certain investments in one portfolio company were on non-accrual status.

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
While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% U.S. federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of the tax. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. For the calendar year ended December 31, 2016, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains. Accordingly, with respect to the calendar year ended December 31, 2016, an excise tax expense of $0.3 million was recorded.

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

The following table summarizes the distributions during the six months ended March 31, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
11/3/2016	11/23/2016	12/23/2016	$0.22
1/31/2017	2/22/2017	3/24/2017	0.22
			$0.44

Stock Repurchase Program

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we can purchase up to an aggregate amount of $30.0 million of our common stock between the period of the approval date and February 5, 2016. On December 4, 2015, the board of directors extended the duration of the share repurchase program through December 31, 2016, and increased the aggregate amount to $50.0 million. On December 7, 2016, the board of directors extended the duration of the share repurchase program through December 31, 2017. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. As of March 31, 2017, the Company has repurchased an aggregate of

4,259,073 shares of common stock at an average price of $8.16 per share with a total cost of approximately $34.1 million. The maximum dollar value of shares that may yet be purchased under the plan is $15.9 million. This program may be limited or terminated at any time without prior notice. Since the inception of the program, the Company's net asset value per share was increased by approximately $0.23 as a result of the share repurchases.

The following table summarizes our share repurchases under our stock repurchase program for the three and six months ended March 31, 2017 and 2016 (dollars in thousands):
.

	For the three months ended March 31		For the six months ended March 31
	2017	2016	2017	2016
Dollar amount repurchased	N/A(1)	$9,600	N/A(1)	$10,700
Shares Repurchased	N/A(1)	1,430,392	N/A(1)	1,573,741
Average price per share	N/A(1)	$6.71	N/A(1)	$6.80
Weighted average discount to Net Asset Value	N/A(1)	33.0%	N/A(1)	32.7%

(1)	The Company did not repurchase any shares for the three and six months ended March 31, 2017.

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

Recent Developments

On May 5, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.16 per share payable on June 23, 2017, to stockholders of record at the close of business on May 24, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the six months ended March 31, 2017, we did not engage in hedging activities.

As of March 31, 2017, 83.4% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate floor as of March 31, 2017 was as follows (dollars in thousands):

	March 31, 2017
	Fair Value	% of Floating Rate Portfolio
Under 1%	$97,934	15.3%
1% to under 2%	491,085	76.9
2% to under 3%	35,632	5.6
3%	14,096	2.2
Total	$638,747	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2017, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase(1)	Interest Income	Interest Expense	Net Increase/(Decrease)
100	$4,700	$2,100	$2,600
200	11,100	4,200	6,900
300	17,600	6,200	11,400
400	24,000	8,300	15,700
500	30,400	10,400	20,000

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC on December 8, 2016, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended March 31, 2017 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we can purchase up to an aggregate amount of $30.0 million of our common stock between the period of the approval date and February 5, 2016. On December 4, 2015, the board of directors extended the duration of the share repurchase program through December 31, 2016, and increased the aggregate amount to $50.0 million. On December 7, 2016, the board of directors extended the duration of the share repurchase program through December 31, 2017. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. The Company did not repurchase any shares for the six months ended March 31, 2017.

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

10.32
Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 8, 2017, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2017).

10.33
Amendment No. 2 to Amended and Restated Senior Secured Term Loan Credit Agreement dated as of February 8, 2017, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2017).

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
May 9, 2017

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)