Form 10-Q
period 2017-06-30
Medley Capital Corp
filed 2017-08-09
CIK 1490349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017
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

The Registrant had 54,474,211 shares of common stock, $0.001 par value, outstanding as of August 8, 2017.

MEDLEY CAPITAL CORPORATION

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	June 30, 2017	September 30, 2016
ASSETS	(unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $640,598,428 and $813,813,853, respectively)	$608,166,073	$767,302,020
Controlled investments (amortized cost of $273,520,957 and $189,077,188, respectively)	239,084,548	136,882,275
Affiliated investments (amortized cost of $34,780,082 and $10,000,000, respectively)	33,316,823	10,000,000
Total investments at fair value	880,567,444	914,184,295
Cash and cash equivalents	118,186,302	104,485,263
Interest receivable	6,629,416	8,982,154
Receivable for dispositions and investments sold	4,205,396	689,379
Other assets	1,103,185	893,140
Fees receivable	642,654	1,403,383
Deferred offering costs	307,015	242,991
Total assets	$1,011,641,412	$1,030,880,605

LIABILITIES
Revolving credit facility payable (net of debt issuance costs of $1,582,808 and $3,589,844, respectively)	$24,417,192	$10,410,156
Term loan payable (net of debt issuance costs of $1,667,040 and $2,196,756, respectively)	172,332,960	171,803,244
Notes payable (net of debt issuance costs of $4,367,306 and $4,629,649, respectively)	172,507,676	172,883,176
SBA debentures payable (net of debt issuance costs of $3,016,924 and $3,525,029, respectively)	146,983,076	146,474,971
Management and incentive fees payable (See note 6)	4,439,018	4,558,619
Interest and fees payable	3,194,544	1,714,023
Payable for investments originated, purchased and participated	1,995,000	—
Accounts payable and accrued expenses	1,854,986	2,662,950
Deferred tax liability	1,221,117	2,003,724
Administrator expenses payable (See note 6)	1,075,365	990,236
Deferred revenue	218,781	369,805
Due to affiliate	103,758	90,559
Total liabilities	$530,343,473	$513,961,463

Guarantees and Commitments (See note 8)

NET ASSETS
Common stock, par value $0.001 per share, 100,000,000 common shares authorized, 54,474,211 and 54,474,211 common shares issued and outstanding, respectively	$54,474	$54,474
Capital in excess of par value	705,313,281	705,326,059
Accumulated undistributed net investment income	5,873,430	10,811,762
Accumulated net realized gain/(loss) from investments	(160,827,690)	(99,000,266)
Net unrealized appreciation/(depreciation) on investments, net of deferred taxes	(69,115,556)	(100,272,887)
Total net assets	481,297,939	516,919,142
Total liabilities and net assets	$1,011,641,412	$1,030,880,605

NET ASSET VALUE PER SHARE	$8.84	$9.49

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended June 30		For the nine months ended June 30
	2017	2016	2017	2016
INVESTMENT INCOME:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$16,029,549	$22,708,578	$51,064,282	$76,108,574
Payment-in-kind	2,505,760	1,722,822	8,191,703	5,296,725
Affiliated investments:
Cash	461,758	166,750	1,492,454	500,250
Payment-in-kind	102,534	—	303,763	—
Controlled investments:
Cash	620,659	821,650	1,317,345	1,699,753
Payment-in-kind	1,009,148	2,020,642	4,052,050	4,147,327
Total interest income	20,729,408	27,440,442	66,421,597	87,752,629
Dividend income, net of provisional taxes ($0 and $511,510, respectively)	1,050,000	333,351	2,744,953	333,351
Interest from cash and cash equivalents	45,705	3,554	109,484	15,957
Fee income (See note 9)	1,870,441	634,935	4,832,573	5,451,558
Total investment income	23,695,554	28,412,282	74,108,607	93,553,495

EXPENSES:
Base management fees (See note 6)	4,449,688	4,657,375	13,460,589	14,880,361
Incentive fees (See note 6)	—	2,793,709	895,675	9,858,961
Interest and financing expenses	7,320,995	7,680,571	24,238,454	22,570,853
Administrator expenses (See note 6)	1,075,365	966,374	2,988,505	2,925,270
Professional fees	616,368	638,558	1,930,172	1,826,664
General and administrative	423,750	324,949	1,903,799	1,488,119
Directors fees	151,736	132,724	471,529	396,627
Insurance	99,199	123,862	298,109	394,681
Expenses before management and incentive fee waivers	14,137,101	17,318,122	46,186,832	54,341,536
Management fee waiver (See note 6)	(10,669)	(40,339)	(47,941)	(111,943)
Incentive fee waiver (See note 6)	—	180,725	(43,663)	(1,871,059)
Total expenses, net of management and incentive fee waivers	14,126,432	17,458,508	46,095,228	52,358,534
Net investment income before excise taxes	9,569,122	10,953,774	28,013,379	41,194,961
Excise tax expense	—	—	(267,183)	—
NET INVESTMENT INCOME	9,569,122	10,953,774	27,746,196	41,194,961

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	(55,082,578)	(29,176,489)	(61,371,061)	(23,699,207)
Net unrealized appreciation/(depreciation) on investments	47,729,431	32,285,431	30,374,723	(41,831,281)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	782,608	(40,378)	782,608	(398,484)
Loss on extinguishment of debt	—	—	(456,364)	—
Net gain/(loss) on investments	(6,570,539)	3,068,564	(30,670,094)	(65,928,972)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$2,998,583	$14,022,338	$(2,923,898)	$(24,734,011)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.06	$0.26	$(0.05)	$(0.44)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.18	$0.20	$0.51	$0.74
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	54,474,211	54,763,411	54,474,211	55,618,719
DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.30	$0.60	$0.90

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the nine months ended June 30
	2017	2016
OPERATIONS:	(unaudited)	(unaudited)
Net investment income	$27,746,196	$41,194,961
Net realized gain/(loss) from investments	(61,371,061)	(23,699,207)
Net unrealized appreciation/(depreciation) on investments	30,374,723	(41,831,281)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	782,608	(398,484)
Loss on extinguishment of debt	(456,364)	—
Net increase/(decrease) in net assets from operations	(2,923,898)	(24,734,011)
SHAREHOLDER DISTRIBUTIONS:
Distributions from net investment income	(32,684,527)	(50,074,808)
Net decrease in net assets from shareholder distributions	(32,684,527)	(50,074,808)
COMMON SHARE TRANSACTIONS:
Repurchase of common stock under stock repurchase program (0 and 1,573,741 shares, respectively)	—	(10,699,990)
Offering costs	(12,778)	(46,429)
Net increase/(decrease) in net assets from common share transactions	(12,778)	(10,746,419)
Total increase/(decrease) in net assets	(35,621,203)	(85,555,238)
Net assets at beginning of period	516,919,142	619,920,384
Net assets at end of period including accumulated undistributed net investment income of $5,873,430 and $11,471,984, respectively	$481,297,939	$534,365,146

Net asset value per common share	$8.84	$9.76
Common shares outstanding at end of period	54,474,211	54,763,411

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the nine months ended June 30
	2017	2016
Cash flows from operating activities	(unaudited)	(unaudited)
NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS	$(2,923,898)	$(24,734,011)
ADJUSTMENTS TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(12,932,037)	(11,025,799)
Net amortization of premium/(discount) on investments	(1,023,751)	(670,198)
Amortization of debt issuance costs	3,875,212	2,613,877
Net realized (gain)/loss from investments	61,371,061	23,699,207
Loss on extinguishment of debt	456,364	—
Net deferred income taxes	(782,608)	692,186
Net unrealized (appreciation)/depreciation on investments	(30,374,723)	41,831,281
Proceeds from sale and settlements of investments	193,828,802	207,145,298
Purchases, originations and participations	(177,252,501)	(87,378,745)
(Increase)/decrease in operating assets:
Interest receivable	2,352,738	1,255,945
Receivable for dispositions and investments sold	(3,516,017)	(199,620)
Other assets	(210,045)	(526,006)
Fees receivable	760,729	(925,741)
Increase/(decrease) in operating liabilities:
Management and incentive fees payable, net	(119,601)	(2,371,063)
Interest and fees payable	1,480,521	1,796,519
Payable for investments purchased, originated and participated	1,995,000	—
Accounts payable and accrued expenses	(807,964)	150,591
Administrator expenses payable	85,129	(34,472)
Deferred revenue	(151,024)	(130,643)
Due to affiliate	13,199	(72,430)
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	36,124,586	151,116,176

Cash flows from financing activities
Repurchase of common stock under stock repurchase program	—	(10,699,990)
Offering costs paid	(76,801)	(80,944)
Borrowings on debt	145,863,443	133,112,825
Paydowns on debt	(134,500,000)	(224,000,000)
Debt issuance costs paid	(1,025,662)	(3,234,635)
Payments of cash dividends	(32,684,527)	(50,074,808)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(22,423,547)	(154,977,552)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	13,701,039	(3,861,376)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	104,485,263	15,714,256
CASH AND CASH EQUIVALENTS, END OF PERIOD	$118,186,302	$11,852,880

Supplemental Information:
Interest paid during the period	$18,825,098	$18,102,777
Supplemental non-cash information:
Payment-in-kind interest income	$12,547,516	$9,444,052
Net amortization of premium/(discount) on investments	$1,023,751	$670,198
Amortization of debt issuance costs	$(3,875,212)	$(2,613,877)
Non-cash purchase of investments	$112,104,733	$—
Non-cash sale of investments	$112,104,733	$—

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

June 30, 2017
(unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

3SI Security Systems, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	6/16/2023	17,500,000	17,500,000	17,500,000	3.6%
				17,500,000	17,500,000	17,500,000

Accupac, Inc.	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	7/14/2020	25,500,000	25,500,000	25,500,000	5.3%
				25,500,000	25,500,000	25,500,000

Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	12/11/2020	14,776,538	14,776,538	14,776,538	3.1%
				14,776,538	14,776,538	14,776,538

Albertville Quality Foods, Inc.(12)	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap)(14)	10/31/2018	14,936,677	14,936,677	14,936,677	3.1%
				14,936,677	14,936,677	14,936,677

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/25/2023	6,500,000	6,500,000	6,500,000	1.4%
				6,500,000	6,500,000	6,500,000

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	6/30/2019	14,354,745	14,354,745	14,369,818	3.0%
				14,354,745	14,354,745	14,369,818

Avantor Performance Materials Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (LIBOR + 8.25% Cash, 1.00% LIBOR Floor)(13)	3/10/2025	1,000,000	990,246	1,020,000	0.2%
				1,000,000	990,246	1,020,000

Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(14)	6/30/2020	2,154,099	2,154,099	2,154,099	0.5%
				2,154,099	2,154,099	2,154,099

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)(9)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	7,752,232	7,752,232	7,422,854	1.5%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00%, 1.00% LIBOR Floor)(14)	4/24/2020	—	—	—	0.0%
		Revolver (LIBOR + 9.00%, 1.00% LIBOR Floor)(14)(17)	4/24/2020	267,857	267,857	234,982	0.0%
				8,020,089	8,020,089	7,657,836

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Comfort Holding, LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(22)	2/3/2025	1,000,000	960,929	960,000	0.2%
				1,000,000	960,929	960,000

CP OPCO, LLC(7)(9)	Services: Consumer	Senior Secured First Lien Term Loan A (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(14)(20)	3/31/2019	2,971,485	2,971,485	2,971,485	0.6%
		Senior Secured First Lien Term Loan B (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(10)(14)(20)	3/31/2019	1,238,119	1,213,889	457,522	0.1%
		Senior Secured First Lien Term Loan C (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(10)(14)(15)	3/31/2019	8,891,869	4,060,381	—	0.0%
		Senior Secured First Lien Term Loan D (LIBOR + 9.50% PIK, 1.25% LIBOR Floor)(10)(14)	3/31/2019	5,297,476	—	—	0.0%
		Revolving Credit Facility (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(14)	3/31/2019	1,920,849	1,920,849	1,920,849	0.4%
		Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(14)(21)	6/30/2017	870,662	870,662	870,662	0.2%
		Equity - 232 Common Units		—	—	—	0.0%
				21,190,460	11,037,266	6,220,518

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/30/2019	13,277,500	13,277,500	13,169,421	2.7%
		Equity - 350 Common Units		—	700,000	273,809	0.1%
				13,277,500	13,977,500	13,443,230

CT Technologies Intermediate Holdings, Inc.(12)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	12/1/2022	7,500,000	7,500,000	7,500,000	1.6%
				7,500,000	7,500,000	7,500,000

DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 8.50%, 1.50% LIBOR Floor)(14)	11/10/2019	3,809,524	3,809,524	3,809,524	0.8%
		Senior Secured First Lien Term Loan B (LIBOR + 11.00% Cash, 1.50% LIBOR Floor)(14)	11/10/2019	13,870,558	13,870,558	13,870,558	2.9%
		Senior Secured First Lien Term Loan C (LIBOR + 12.25% Cash, 1.50% LIBOR Floor)(10)(14)	11/10/2019	11,944,829	11,600,575	5,972,414	1.2%
		Senior Secured First Lien Term Loan D (LIBOR + 13.25% Cash, 1.50% LIBOR Floor)(10)(14)	11/10/2019	11,153,978	4,701,476	—	0.0%
		Equity - 1,230,769 Class A Units		—	1,230,769	—	0.0%
				40,778,889	35,212,902	23,652,496

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (13.50% PIK + LIBOR)(24)	6/6/2018	17,600,535	17,600,535	14,981,751	3.1%
				17,600,535	17,600,535	14,981,751

FKI Security Group, LLC(12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	3/30/2020	11,750,000	11,750,000	11,750,000	2.4%
				11,750,000	11,750,000	11,750,000

Footprint Acquisition, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash)(23)	2/27/2020	5,117,626	5,117,626	5,117,626	1.1%
		Preferred Equity (8.75% PIK)		6,139,814	6,139,814	6,139,814	1.3%
		Equity - 150 Common Units		—	—	132,797	0.0%
				11,257,440	11,257,440	11,390,237

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.50% LIBOR Floor)(14)	9/26/2019	12,780,000	12,780,000	12,831,759	2.7%
				12,780,000	12,780,000	12,831,759

Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)	2/7/2023	10,000,000	10,000,000	10,000,000	2.1%
				10,000,000	10,000,000	10,000,000

Harrison Gypsum, LLC(12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)(13)	12/21/2018	51,999,531	51,999,531	50,202,427	10.4%
				51,999,531	51,999,531	50,202,427

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	20,478,600	4.3%
				20,000,000	20,000,000	20,478,600

Imagine! Print Solutions LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan (LIBOR + 8.75%, 1.00% LIBOR Floor)(14)	6/21/2023	3,000,000	2,955,015	2,955,000	0.6%
				3,000,000	2,955,015	2,955,000

Impact Sales, LLC(7)(9)(19)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(14)	12/30/2021	2,611,875	2,611,875	2,611,875	0.5%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(14)	12/30/2021	120,012	120,012	120,012	0.0%
				2,731,887	2,731,887	2,731,887

JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 12.25% Cash)(23)	3/6/2019	20,400,000	20,400,000	20,261,076	4.2%
				20,400,000	20,400,000	20,261,076

Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00%, 1.00% LIBOR Floor)(14)	4/24/2020	20,000,000	20,000,000	20,200,000	4.2%
				20,000,000	20,000,000	20,200,000

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	2/15/2022	21,656,250	21,656,250	21,656,250	4.5%
				21,656,250	21,656,250	21,656,250

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(24)	2/19/2019	13,795,263	13,406,799	13,151,163	2.7%
		Warrants - 0.89% of Outstanding Equity	2/19/2024	—	955,680	5,000	0.0%
				13,795,263	14,362,479	13,156,163

Merchant Cash and Capital, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw (LIBOR + 13.00% Cash, 3.00% LIBOR Floor)(13)	5/31/2017	8,468,045	8,468,045	8,468,045	1.8%
		Senior Secured Second Lien Term Loan (12.00% Cash, 5.00% PIK)	5/4/2017	15,167,277	15,167,277	15,167,277	3.2%
				23,635,322	23,635,322	23,635,322

Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(14)	9/29/2020	35,278,846	35,278,846	35,631,635	7.4%
				35,278,846	35,278,846	35,631,635

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)(14)	12/31/2018	20,988,978	20,988,978	21,024,239	4.4%
				20,988,978	20,988,978	21,024,239

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,680,491	21,680,491	20,405,245	4.2%
				21,680,491	21,680,491	20,405,245

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	8,612,892	8,167,978	8,555,530	1.8%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	2,808,500	2,808,500	2,789,795	0.6%
		Warrants - 1.56% of Outstanding Equity	1/9/2027	—	499,751	105,777	0.0%
				11,421,392	11,476,229	11,451,102

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(24)	7/8/2020	2,059,878	2,059,878	1,821,571	0.4%
		Equity - 479,283 Common Units		—	129,406	57,754	0.1%
		Warrants - 2.8% of Outstanding Equity	7/8/2020	—	52,757	34,278	0.0%
				2,059,878	2,242,041	1,913,603

Prince Mineral Holding Corp.(8)	Wholesale	Senior Secured First Lien Note (11.50%)	12/15/2019	6,800,000	6,764,388	6,955,652	1.4%
				6,800,000	6,764,388	6,955,652

Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(14)	11/1/2019	17,000,000	17,000,000	15,980,000	3.3%
				17,000,000	17,000,000	15,980,000

SavATree, LLC(7)(9)	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)	6/2/2022	1,333,333	1,333,333	1,333,333	0.3%
				1,333,333	1,333,333	1,333,333

Sendero Drilling Company, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash)(23)	3/18/2019	2,899,155	2,570,741	2,899,155	0.6%
		Warrants - 5.52% of Outstanding Equity	3/18/2019	—	793,523	3,098,030	0.6%
				2,899,155	3,364,264	5,997,185

Seotowncenter, Inc.(12)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	9/11/2019	23,917,292	23,917,292	23,880,220	5.0%
		Equity - 3,249.697 Common Units		—	500,000	370,965	0.1%
				23,917,292	24,417,292	24,251,185

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	7/31/2020	7,755,031	7,755,031	7,439,324	1.5%
				7,755,031	7,755,031	7,439,324

SMART Financial Operations, LLC(7)(9)	Retail	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	11/22/2021	2,775,000	2,775,000	2,775,000	0.6%
		Equity - 700,000 Class A Preferred Units		—	700,000	700,000	0.1%
				2,775,000	3,475,000	3,475,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)	2/17/2022	7,481,250	7,481,250	7,481,250	1.6%
				7,481,250	7,481,250	7,481,250

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 0.75% LIBOR Floor)(13)	8/19/2019	4,556,364	4,556,364	4,556,364	0.9%
		Equity - 263,814.43 Class A Units		—	263,814	158,476	0.0%
				4,556,364	4,820,178	4,714,840

Taylored Freight Services, LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(14)	11/1/2017	14,818,939	14,818,939	14,818,939	3.1%
				14,818,939	14,818,939	14,818,939

Trans-Fast Remittance LLC(7)(9)(18)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(13)	12/2/2021	3,567,857	3,567,857	3,618,593	0.8%
		Revolving Credit Facility (LIBOR + 9.50%, 1.00% LIBOR Floor)(13)	12/2/2021	1,875,000	1,875,000	1,875,000	0.4%
				5,442,857	5,442,857	5,493,593

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(14)	5/13/2022	24,000,000	21,601,037	11,531,760	2.4%
				24,000,000	21,601,037	11,531,760

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest		—	518,283	672,213	0.1%
				—	518,283	672,213

Wheels Up Partners LLC(12)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(14)	10/15/2021	15,174,291	15,174,291	15,174,291	3.2%
				15,174,291	15,174,291	15,174,291

Subtotal Non-Controlled/Non-Affiliated Investments				$654,478,322	$640,598,428	$608,166,073

Controlled Investments:(5)

AAR Intermediate Holdings, LLC(7)(9)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00%, 1.00% LIBOR Floor)(14)	9/30/2021	8,984,232	8,984,232	8,984,232	1.9%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(14)	9/30/2021	19,746,290	16,568,844	19,746,291	4.1%
		Revolving Credit Facility (LIBOR + 5.00%, 1.00% LIBOR Floor)(14)(16)	9/30/2021	359,369	359,369	359,369	0.1%
		Equity - 21.56 Class A Units		—	—	—	0.0%
				29,089,891	25,912,445	29,089,892

Capstone Nutrition(12)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	4/28/2019	25,230,071	20,803,397	17,859,863	3.7%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	4/28/2019	10,917,030	9,153,997	7,727,947	1.6%
		Equity - 4,664.6 Class B Units and 9,424.4 Class C Units		—	12	—	0.0%
		Equity - 2,932.3 Common Units		—	400,003	—	0.0%
				36,147,101	30,357,409	25,587,810

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Lydell Jewelry Design Studio, LLC(7)(9)(12)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 7.50% PIK, 1.50% LIBOR Floor)(10)(14)	9/13/2018	16,485,074	14,269,868	4,203,035	0.9%
		Senior Secured First Lien Term Loan (LIBOR + 5.00% Cash, 1.50% LIBOR Floor)(14)	9/13/2018	3,023,818	3,023,818	3,023,818	0.6%
		Warrants - 13.3% of Outstanding Equity	9/13/2018	—	—	—	0.0%
		Equity - 4,324,951.76 Common Units		—	—	—	0.0%
				19,508,892	17,293,686	7,226,853

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	54,512,500	54,302,883	11.3%
				—	54,512,500	54,302,883

NorthStar Group Services, Inc.	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		30,552,190	30,552,190	30,552,190	6.3%
		Preferred Equity - A-1 Preferred (3.00% PIK)		3,953,700	3,953,700	3,953,700	0.8%
		Equity - 57,300 Class B Units		—	57,300	63,712	0.0%
				34,505,890	34,563,190	34,569,602

NVTN LLC(6)(7)(9)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(13)	11/9/2020	3,505,990	3,505,990	3,505,990	0.7%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	10,423,671	10,423,671	10,423,671	2.2%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	6,377,608	6,377,608	6,377,608	1.3%
		Equity - 787.4 Class A Units		—	9,550,922	9,550,922	2.0%
				20,307,269	29,858,191	29,858,191

OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 13.00% PIK)(10)(24)	5/5/2019	24,854,603	22,880,599	23,906,648	5.0%
		Senior Secured First Lien Term Loan (8.00% PIK)	5/5/2019	1,105,785	1,105,785	1,105,785	0.2%
		Unsecured Debt (8.00% PIK)(10)	7/24/2025	26,303,312	22,727,575	—	0.0%
		Equity - 5,055.56 Common Units		—	872,698	—	0.0%
				52,263,700	47,586,657	25,012,433

URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(14)	5/2/2022	15,000,000	15,000,000	15,000,000	3.1%
		Preferred Equity (12.00% PIK)		5,500,000	5,500,000	5,500,000	1.1%
		Equity - 397,466 Common Units		—	12,936,879	12,936,884	2.7%
				20,500,000	33,436,879	33,436,884

Subtotal Controlled Investments				$212,322,743	$273,520,957	$239,084,548

Affiliated Investments:

Access Media Holdings, LLC(7)(9)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (5.00% Cash, 5.00% PIK)	7/22/2020	8,234,853	8,234,853	8,234,853	1.7%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		209,600	209,600	209,600	0.0%
		Equity - 16 Common Units		—	—	—	0.0%
				10,844,453	10,844,453	8,444,453

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Brantley Transportation LLC(7)(9)(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	11,014,340	9,009,867	7,487,659	1.6%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00%, 1.00% LIBOR Floor)(14)	8/2/2017	712,500	712,500	712,500	0.1%
		Equity - 7.5 Common Units		—	—	—	0.0%
				11,726,840	9,722,367	8,200,159

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)(24)	10/1/2018	4,087,643	4,033,262	4,126,434	0.9%
		Equity - 5,000 Common Units		—	180,000	2,545,777	0.5%
				4,087,643	4,213,262	6,672,211

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.4%
		Equity - 33,300 Preferred Units		—	3,330,000	3,330,000	0.7%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$33,328,936	$34,780,082	$33,316,823

Total Investments, June 30, 2017				$900,130,001	$948,899,467	$880,567,444	183.0%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated payment-in-kind ("PIK") interest and is net of repayments.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $18,440,380, $76,689,819, and $58,249,439, respectively. The tax cost basis of investments is $938,816,883 as of June 30, 2017.

(4)	Percentage is based on net assets of $481,297,939 as of June 30, 2017.

(5)
Control Investments are defined by the Investment Company Act of 1940, as amended, ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	Investment changed its name from DLR Restaurants LLC during fiscal year 2017.

(7)	The investment has an unfunded commitment as of June 30, 2017 (See note 8).

(8)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. This security represents a fair value of $6,955,652 and 1.4% of net assets as of June 30, 2017 and is considered restricted.

(9)	Includes an analysis of the value of any unfunded loan commitments.

(10)	The investment was on non-accrual status as of June 30, 2017.

(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in whole, or in part. As of June 30, 2017, 7.3% of the Company's portfolio investments were non-qualifying assets.

(12)	A portion of this investment was sold via a participation agreement (See note 3).

(13)	The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (''LIBOR'') floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of June 30, 2017 was 1.23%.

(14)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2017 was 1.30%.

(15)	This investment may accrue PIK interest at the election of the borrower at LIBOR + 9.50%, 1.00% LIBOR Floor and is determined at the end of the rate setting period.

(16)	The investment earns 0.50% commitment fee on all unused commitment. At June 30, 2017, there was $1,437,477 of unused commitment.

(17)	The investment earns 0.50% commitment fee on all unused commitment. At June 30, 2017, there was $625,000 of unused commitment.

(18)	The investment earns 0.50% commitment fee on all unused commitment. At June 30, 2017, there was $1,057,143 of unused commitment.

(19)	The investment earns 1.00% commitment fee on all unused commitment. At June 30, 2017 there was $754,688 of unused commitment.

(20)	This investment may accrue PIK interest at the election of the borrower at LIBOR + 6.50%, 1.00% LIBOR Floor and is determined at the end of the rate setting period.

(21)	This investment was repaid in full on July 3, 2017.

(22)	The interest rate on this loan is subject to the greater of a LIBOR floor, or 2 month LIBOR plus a base rate. The 2 month LIBOR as of June 30, 2017 was 1.25%.

(23)	The interest rate on these loans is subject to a 1 month LIBOR plus a base rate. The 1 month LIBOR as of June 30, 2017 was 1.23%.

(24)	The interest rate on these loans is subject to a 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2017 was 1.30%.

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

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $20,555,594, $106,924,771 and $86,369,176, respectively. The tax cost basis of investments is $998,987,296 as of September 30, 2016.

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

(15)	The investment earns 0.50% commitment fee on all unused commitment. At September 30, 2016, there was $446,429 of unused commitment.

(16)	The investment earns 0.50% commitment fee on all unused commitment. At September 30, 2016, there was $1,904,762 of unused commitment.

(17)	The September 30, 2016 description of this investment type has been modified to conform to the June 30, 2017 description.

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

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)
Note 1. Organization

Medley Capital Corporation (the “Company”, “we” and “us”) is a non-diversified closed end management investment company incorporated in Delaware that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected and qualified to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are externally managed and advised by MCC Advisors LLC (“MCC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), pursuant to an investment management agreement. MCC Advisors is a majority owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm, which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. We use the term “Medley” to refer collectively to the activities and operations of Medley Capital LLC, Medley LLC, Medley Management Inc., Medley Group LLC, MCC Advisors, associated investment funds and their respective affiliates.

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

On March 26, 2013, our wholly-owned subsidiary, Medley SBIC LP (“SBIC LP”), a Delaware limited partnership which we own directly and through our wholly-owned subsidiary, Medley SBIC GP LLC, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958.

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

As of June 30, 2017, $118.2 million is invested in an interest-bearing money market account.

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

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the public offering and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These amounts are capitalized when incurred and recognized as a reduction of offering proceeds when the offering becomes effective or expensed upon expiration of the registration statement.

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

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Fee income for the three and nine months ended June 30, 2017 was approximately $1.9 million and $4.8 million, respectively. Fee income for the three and nine months ended June 30, 2016 was approximately $0.6 million and $5.5 million, respectively (see Note 9).

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt.

Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended June 30, 2017, the Company earned approximately $3.6 million, and $12.5 million in PIK, respectively. For the three and nine months ended June 30, 2016, the Company earned approximately $3.7 million, and $9.4 million million in PIK, respectively.

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the three and nine months ended June 30, 2017, we recognized $21.2 million and $27.5 million, respectively, of realized loss related to certain non-cash restructuring transactions, which is recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. There were no realized gains or losses related to such non-cash restructuring transactions for the three and nine months ended June 30, 2016. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At June 30, 2017, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $67.6 million, or 7.7% of the fair value of our portfolio. At September 30, 2016, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $55.9 million, or 6.1% of the fair value of our portfolio.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. The new standard will become effective for the Company on October 1, 2018, with early application permitted to the effective date of October 1, 2017. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The guidance does not apply to revenue associated with financial instruments, including loans and notes that are accounted for under other U.S. GAAP. As a result, the Company does not expect the new revenue recognition guidance to have a material impact on the elements of its consolidated statements of operations, most closely associated with financial instruments, including realized gains, fees, interest and dividend income. The Company plans to adopt the revenue recognition guidance in the first quarter of fiscal year 2019. The Company’s implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts and related accounting policies. While the Company has not yet identified any material changes in the timing of revenue recognition, the Company's review is ongoing, and it continues to evaluate the presentation of certain contract costs.

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

Federal Income Taxes

The Company has elected to be treated as a RIC under Subchapter M of the Code and operates in a manner so as to continue to qualify for the tax treatment applicable to RICs. In order to continue to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including PIK, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under Subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

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

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of June 30, 2017 and September 30, 2016, the Company recorded a deferred tax liability of $1.2 million, and $2.0 million, respectively, on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net gain/(loss) on investments in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2017, the change in provision for deferred taxes on the unrealized depreciation on investments was $0.8 million and $0.8 million, respectively. For the three and nine months ended June 30, 2016, the change in provision for deferred taxes on the unrealized appreciation on investments was $40,378 and $0.4 million, respectively.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at June 30, 2017. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of June 30, 2017 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$565,373	59.6%	$532,523	60.5%
Senior Secured Second Lien Term Loans	196,679	20.7	185,916	21.1
Senior Secured First Lien Notes	26,764	2.8	27,434	3.1
Unsecured Debt	22,728	2.4	—	—
MCC Senior Loan Strategy JV I LLC	54,513	5.7	54,303	6.2
Equity/Warrants	82,843	8.8	80,391	9.1
Total	$948,900	100.0%	$880,567	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At June 30, 2017 and September 30, 2016, the total fair value of warrants was $3.2 million and $5.8 million, respectively, and were included in investments at fair value on the Consolidated Statement of Assets and Liabilities. During the three and nine months ended June 30, 2017, the Company acquired zero and one warrant positions, respectively. During the three and nine months ended June 30, 2016, the Company did not acquire any warrant positions.

Total unrealized depreciation related to warrants for the three and nine months ended June 30, 2017 was $2.2 million and $2.4 million, respectively, and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. Total unrealized depreciation related to warrants for the three and nine months ended June 30, 2016 was $0.3 million and $3.9 million, respectively, and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2017 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$143,209	16.3%
Construction & Building	123,100	14.0
Healthcare & Pharmaceuticals	86,015	9.8
Banking, Finance, Insurance & Real Estate	74,761	8.5
Hotel, Gaming & Leisure	61,169	6.9
Energy: Oil & Gas	58,269	6.6
Multisector Holdings	54,303	6.2
Aerospace & Defense	49,096	5.6
Automotive	45,297	5.1
Containers, Packaging & Glass	38,656	4.4
Beverages & Food	30,917	3.5
High Tech Industries	21,851	2.5
Chemicals, Plastics & Rubber	21,425	2.4
Metals & Mining	21,024	2.4
Capital Equipment	11,750	1.3
Media: Broadcasting & Subscription	8,444	1.0
Consumer goods: Non-durable	7,227	0.8
Wholesale	6,956	0.8
Services: Consumer	6,221	0.7
Retail	5,629	0.6
Media: Advertising, Printing & Publishing	2,955	0.3
Environmental Industries	1,333	0.2
Consumer goods: Durable	960	0.1
Total	$880,567	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2016 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$123,703	13.5%
Banking, Finance, Insurance & Real Estate	96,207	10.5
Construction & Building	91,087	10.0
Hotel, Gaming & Leisure	68,605	7.5
Automotive	60,303	6.6
Healthcare & Pharmaceuticals	57,041	6.2
Energy: Oil & Gas	52,646	5.8
Aerospace & Defense	51,656	5.6
Telecommunications	44,015	4.8
Containers, Packaging & Glass	42,197	4.6
Chemicals, Plastics & Rubber	32,640	3.6
Multisector Holdings	31,252	3.4
Beverages & Food	30,225	3.3
Capital Equipment	29,756	3.3
Consumer goods: Durable	24,696	2.7
Metals & Mining	20,246	2.2
High Tech Industries	14,489	1.6
Retail	12,565	1.4
Services: Consumer	9,440	1.0
Media: Broadcasting & Subscription	7,832	0.9
Consumer goods: Non-durable	7,208	0.8
Wholesale	6,375	0.7
Total	$914,184	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at June 30, 2017 (dollars in thousands):

	Fair Value	Percentage
Midwest	$187,362	21.3%
Southeast	172,315	19.6
Northeast	165,192	18.7
Southwest	144,745	16.4
West	138,795	15.8
Mid-Atlantic	72,158	8.2
Total	$880,567	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2016 (dollars in thousands):

	Fair Value	Percentage
Midwest	$217,229	23.8%
Southwest	195,672	21.4
Southeast	180,159	19.7
West	136,279	14.9
Northeast	134,781	14.7
Mid-Atlantic	50,064	5.5
Total	$914,184	100.0%

Transactions With Affiliated Companies

During the nine months ended June 30, 2017 and 2016, the Company had investments in portfolio companies designated as controlled investments and affiliates under the 1940 Act. Transactions with control investments and affiliates were as follows:

Name of Investment	Fair Value at September 30, 2016	Purchases/(Sales) of or Advances/(Distributions)(2)	Transfers In/(Out) of Affiliates	Unrealized Gain /(Loss)	Realized Gain/ (Loss)	Fair Value at June 30, 2017	Interest Income	Dividend Income(3)
Controlled Investments
AAR Intermediate Holdings, LLC	$23,873,637	$2,037,514	$—	$3,178,741	$—	$29,089,892	$2,118,747	$—
Capstone Nutrition	20,939,706	—	—	4,648,104	—	25,587,810	—	—
Lydell Jewelry Design Studio, LLC	7,207,522	1,523,818	—	(1,504,487)	—	7,226,853	114,816	—
MCC Senior Loan Strategy JV I LLC(1)	31,252,416	22,400,000	—	650,467	—	54,302,883	—	2,668,750
NorthStar Group Services, Inc.	—	4,011,000	30,552,190	6,412	—	34,569,602	54,634	—
NVTN LLC	—	1,659,520	28,198,671	—	—	29,858,191	1,300,688	—
OmniVere LLC	33,697,119	3,906,057	—	(12,590,743)	—	25,012,433	845,661	—
United Road Towing, Inc.	19,911,875	(21,025,312)	—	22,271,908	(21,158,471)	—	664,958	—
URT Acquisition Holdings Corporation	—	10,500,000	22,936,880	4	—	33,436,884	269,891	—
Total Controlled Investments	$136,882,275	$25,012,597	$81,687,741	$16,660,406	$(21,158,471)	$239,084,548	$5,369,395	$2,668,750
Affiliated Investments
Access Media Holdings, LLC	$—	$699,360	$7,832,358	$(87,265)	$—	$8,444,453	$607,526	$—
Brantley Transportation LLC	—	33,811	5,988,592	2,177,756	—	8,200,159	(8,956)	—
Dream Finders Homes, LLC	—	(2,975,912)	8,691,276	956,847	—	6,672,211	697,397	—
US Multifamily, LLC	10,000,000	—	—	—	—	10,000,000	500,250	—
Total Affiliated Investments	$10,000,000	$(2,242,741)	$22,512,226	$3,047,338	$—	$33,316,823	$1,796,217	$—

Name of Investment	Fair Value at September 30, 2015	Purchases/(Sales) of or Advances/(Distributions)(2)	Transfers In/(Out) of Affiliates	Unrealized Gain /(Loss)(2)	Realized Gain/ (Loss)(2)	Fair Value at June 30, 2016	Interest Income(2)	Dividend Income(2)
Controlled Investments
Capstone Nutrition	$—	$9,072,168	$20,840,975	$(11,266,332)	$—	$19,446,907	$783,359	$—
Lydell Jewelry Design Studio, LLC	—	1,000,000	11,888,075	(6,362,864)	—	6,599,511	266,041
MCC Senior Loan Strategy JV I LLC(1)	14,215,834	15,750,000	—	382,181	—	30,348,015	—	367,500
OmniVere LLC	24,865,578	10,000,000	—	(483,992)	—	36,510,527	2,130,598	—
United Road Towing, Inc.	35,116,790	—	—	(16,930,522)	—	19,455,760	1,284,172	—
Total Controlled Investments	$74,198,202	$35,822,168	$32,729,050	$(34,661,529)	$—	$112,360,720	$4,464,170	$367,500
Affiliated Investments
US Multifamily, LLC	$10,000,000	$—	$—	$—	$—	$10,000,000	$500,250	$—
Total Affiliated Investments	$10,000,000	$—	$—	$—	$—	$10,000,000	$500,250	$—

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
Purchases/(sales) of or advances/(distributions) to affiliates represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and 2016. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from affiliates is included in total investment income on the Consolidated Statements of Operations for the three and nine months ended June 30, 2017 and 2016.

Loan Participation Sales

The Company sells portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At June 30, 2017, there were nine participation agreements outstanding with an aggregate fair value of $143.6 million. At September 30, 2016 there were 14 participation agreements outstanding with an aggregate fair value of $254.5 million. The transfer of the participated portion of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. In each case, the Company’s loan participation agreements satisfy the following conditions:

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

During the three and nine months ended June 30, 2017, the Company collected interest and principal payments on behalf of the participant in the aggregate amount of $2.2 million and $9.7 million, respectively. During the three and nine months ended June 30, 2016, the Company collected interest and principal payments on behalf of the participant in the aggregate amount of $3.1 million and $8.5 million, respectively. Under the terms of the participation agreements, the Company will collect and remit periodic payments to the participant equal to the participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

MCC Senior Loan Strategy JV I LLC

On March 27, 2015, the Company and GALIC entered into a limited liability company operating agreement to co-manage MCC JV. All portfolio and other material decisions regarding MCC JV must be submitted to MCC JV’s board of managers, which is comprised of four members, two of whom are selected by the Company and the other two of whom are selected by GALIC. The Company has concluded that it does not operationally control MCC JV. As the Company does not operationally control MCC JV, it does not consolidate the operations of MCC JV within the consolidated financial statements.

As a practical expedient, the Company uses NAV to determine the value of its investment in MCC JV; therefore, this investment has been presented as a reconciling item within the fair value hierarchy (see Note 4). Investments held by MCC JV are measured at fair value using the same valuation methodologies as described in Note 2.

As of June 30, 2017, MCC JV had total capital commitments of $100.0 million, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $62.3 million was funded as of June 30, 2017 relating to these commitments, of which $54.5 million was from the Company.

On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG (“CS”) with commitments of $100 million subject to leverage and borrowing base restrictions. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. The JV Facility bears interest at a rate of LIBOR (with no minimum) + 2.50% per annum. The JV Facility reinvestment period ends on March 30, 2019 and the stated maturity date is March 30, 2022. As of June 30, 2017 and September 30, 2016, there was approximately $121.1 million and $68.1 million outstanding under the JV Facility, respectively.

At June 30, 2017 and September 30, 2016, MCC JV had total investments at fair value of $170.5 million and $93.4 million, respectively. As of June 30, 2017 and September 30, 2016, MCC JV’s portfolio was comprised of senior secured first lien term loans to 45 and 30 borrowers, respectively. As of June 30, 2017 and September 30, 2016, certain investments in one portfolio company held by MCC JV were on non-accrual status.

Below is a summary of MCC JV’s portfolio, followed by a listing of the individual loans in MCC JV’s portfolio as of June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Senior Secured Loans(1)	$173,826,116	$95,872,612
Weighted average current interest rate on Senior Secured Loans(2)	6.73%	6.70%
Number of borrowers in MCC JV	45	30
Largest loan to a single borrower(1)	$11,404,714	$5,216,234
Total of five largest loans to borrowers(1)	$38,522,636	$22,637,363

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

MCC JV Loan Portfolio as of June 30, 2017
(unaudited)

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

4 Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	11,404,714	11,404,714	11,404,714	18.3%
				11,404,714	11,404,714	11,404,714

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(1)	10/1/2021	5,038,470	5,008,528	5,013,277	8.0%
				5,038,470	5,008,528	5,013,277

Acrisure	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	11/22/2023	498,750	497,526	497,503	0.8%
				498,750	497,526	497,503

Amplify Snack Brands, Inc.	Beverage, Food & Tobacco	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	9/2/2023	3,970,000	3,934,934	3,857,728	6.2%
				3,970,000	3,934,934	3,857,728

APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/31/2022	3,531,714	3,450,556	3,531,715	5.7%
				3,531,714	3,450,556	3,531,715

API Technologies Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(1)	4/22/2022	2,970,000	2,922,082	2,970,000	4.8%
				2,970,000	2,922,082	2,970,000

Associated Asphalt Partners	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/5/2024	1,000,000	995,156	1,010,000	1.6%
				1,000,000	995,156	1,010,000

Avantor Performance Materials Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	3/11/2024	2,992,500	2,985,330	2,996,241	4.8%
				2,992,500	2,985,330	2,996,241

Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(1)	4/12/2023	2,977,500	2,931,456	2,977,500	4.8%
				2,977,500	2,931,456	2,977,500

Canyon Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)	6/16/2023	3,296,686	3,183,262	3,296,686	5.3%
				3,296,686	3,183,262	3,296,686

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,472,500	5,422,335	5,417,775	8.7%
				5,472,500	5,422,335	5,417,775

CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,473,750	3,428,351	3,425,083	5.5%
				3,473,750	3,428,351	3,425,083

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)(4)	6/30/2017	153,646	153,646	153,646	0.2%
		Senior Secured First Lien Term Loan A (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	524,380	524,380	524,380	0.9%
		Senior Secured First Lien Term Loan B (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)(3)	3/31/2019	218,492	214,216	80,739	0.1%
		Senior Secured First Lien Term Loan C (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)(3)	3/31/2019	1,569,153	717,016	—	0.0%
		Senior Secured First Lien Term Loan D (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)(3)	3/31/2019	934,849	—	—	0.0%
		Senior Secured First Lien Revolving Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	338,973	338,973	338,973	0.5%
		Common Stock		41	—	—	0.0%
				3,739,534	1,948,231	1,097,738

CSP Technologies North America, LLC (f/k/a CV Holdings, L.L.C.)	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	1/29/2022	2,487,187	2,487,187	2,487,187	4.0%
				2,487,187	2,487,187	2,487,187

CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2022	7,231,552	7,001,235	7,204,434	11.5%
				7,231,552	7,001,235	7,204,434

Elite Comfort Solutions, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(1)	1/15/2021	5,886,370	5,886,370	5,886,370	9.5%
				5,886,370	5,886,370	5,886,370

Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/2/2023	2,970,000	2,960,733	2,970,000	4.8%
				2,970,000	2,960,733	2,970,000

Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/22/2023	3,491,250	3,458,704	3,521,798	5.6%
				3,491,250	3,458,704	3,521,798

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	1/20/2021	2,977,099	2,964,377	2,886,595	4.6%
				2,977,099	2,964,377	2,886,595

Global Eagle Entertainment Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)	1/6/2023	4,173,750	4,102,250	4,096,243	6.6%
				4,173,750	4,102,250	4,096,243

Harbortouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.75% Cash, 1.00% LIBOR Floor)(1)	10/13/2023	4,477,500	4,438,273	4,432,725	7.2%
				4,477,500	4,438,273	4,432,725

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	3/17/2024	3,241,875	3,226,264	3,225,666	5.2%
				3,241,875	3,226,264	3,225,666

High Ridge Brands Co.	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.00.% Cash, 1.00% LIBOR Floor)(1)	6/30/2022	1,856,250	1,832,120	1,856,250	3.0%
				1,856,250	1,832,120	1,856,250

Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,987,500	4,939,258	4,937,625	7.9%
				4,987,500	4,939,258	4,937,625

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	7,500,000	7,352,249	7,500,000	12.1%
				7,500,000	7,352,249	7,500,000

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	6,500,000	6,373,053	6,516,250	10.6%
				6,500,000	6,373,053	6,516,250

MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	12/15/2022	5,176,817	5,139,587	5,176,817	8.3%
				5,176,817	5,139,587	5,176,817

MHVC Acquisition Group	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	5,000,000	4,975,520	4,975,000	8.0%
				5,000,000	4,975,520	4,975,000

MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	6/29/2020	1,980,000	1,965,005	1,977,505	3.2%
				1,980,000	1,965,005	1,977,505

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	6/4/2020	2,939,689	2,939,689	2,921,316	4.7%
				2,939,689	2,939,689	2,921,316

O2 Partners, LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	10/7/2022	4,466,250	4,426,848	4,421,588	7.1%
				4,466,250	4,426,848	4,421,588

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	9/3/2022	4,974,684	4,974,684	4,974,684	8.0%
				4,974,684	4,974,684	4,974,684

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

Pomeroy Group LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	11/30/2021	2,770,114	2,701,259	2,724,518	4.4%
				2,770,114	2,701,259	2,724,518

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	11/30/2021	4,975,000	4,931,050	4,975,000	8.0%
				4,975,000	4,931,050	4,975,000

Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.75%, 1.00% LIBOR Floor)(1)	4/29/2022	1,378,221	1,355,916	1,378,221	2.2%
				1,378,221	1,355,916	1,378,221

Rough Country	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	5/25/2023	5,000,000	4,950,277	4,950,000	8.0%
				5,000,000	4,950,277	4,950,000

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	2/28/2022	2,981,250	2,925,148	2,936,531	4.7%
				2,981,250	2,925,148	2,936,531

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/30/2022	2,778,498	2,735,880	2,795,864	4.5%
				2,778,498	2,735,880	2,795,864

Sundial Group Holdings LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	10/19/2021	2,812,500	2,772,056	2,812,500	4.5%
				2,812,500	2,772,056	2,812,500

Survey Sampling International, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/16/2020	2,962,108	2,940,195	2,962,108	4.8%
				2,962,108	2,940,195	2,962,108

TouchTunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/28/2021	4,987,277	4,987,277	5,018,448	8.1%
				4,987,277	4,987,277	5,018,448

TrialCard Incorporated	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	10/26/2021	3,344,696	3,315,789	3,344,696	5.4%
				3,344,696	3,315,789	3,344,696

VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/1/2023	2,970,000	2,944,448	2,935,518	4.7%
				2,970,000	2,944,448	2,935,518

Victory Capital Operating, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 7.50%, 1.00% LIBOR Floor)(1)	10/29/2021	3,195,061	3,175,376	3,227,012	5.2%
				3,195,061	3,175,376	3,227,012

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

VIP Cinema Holdings, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	3/1/2023	987,500	982,810	982,562	1.6%
				987,500	982,810	982,562

Total Investments, June 30, 2017				$173,826,116	$170,273,348	$170,506,991	274.2%

(1)	Represents the weighted average annual current interest rate as of June 30, 2017. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC Topic 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	This investment was on non-accrual status as of June 30, 2017.

(4)	This investment was repaid in full on July 3, 2017.

MCC JV Loan Portfolio as of September 30, 2016

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	2,487,500	2,487,500	2,487,500	7.0%
				2,487,500	2,487,500	2,487,500

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(1)	9/3/2021	2,747,500	2,724,808	2,728,295	7.6%
				2,747,500	2,724,808	2,728,295

Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	9/2/2023	4,000,000	3,960,392	3,960,000	11.1%
				4,000,000	3,960,392	3,960,000

APCO Holdings, Inc	Automotive	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/31/2022	3,703,125	3,604,166	3,660,168	10.2%
				3,703,125	3,604,166	3,660,168

API Technologies Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(1)	4/22/2022	2,992,500	2,936,717	2,932,650	8.2%
				2,992,500	2,936,717	2,932,650

Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(1)	4/12/2023	3,000,000	2,947,612	2,910,000	8.1%
				3,000,000	2,947,612	2,910,000

CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,500,000	3,448,618	3,395,002	9.5%
				3,500,000	3,448,618	3,395,002

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan A (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	495,048	495,048	495,048	1.4%
		Senior Secured First Lien Term Loan B (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	206,270	206,270	206,270	0.6%
		Senior Secured First Lien Term Loan C (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)(3)	3/31/2019	1,447,834	717,016	717,016	2.0%
		Senior Secured First Lien Term Loan D (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)(3)	3/31/2019	901,391	—	—	0.0%
		Senior Secured First Lien Revolving Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	128,038	128,038	128,038	0.4%
		Senior Secured First Lien Revolving Term Loan (ABR + 3.50% Cash, 3.50% ABR Floor)(1)	3/31/2019	112,674	112,674	112,674	0.3%
		Common Stock		41	—	—	0.0%
				3,291,296	1,659,046	1,659,046

CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(1)	12/19/2020	2,646,703	2,641,393	2,646,703	7.4%
				2,646,703	2,641,393	2,646,703

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

Elite Comfort Solutions, Inc	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(1)	1/15/2021	4,196,875	4,196,875	4,238,844	11.9%
				4,196,875	4,196,875	4,238,844

Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/2/2023	2,992,500	2,981,967	2,962,575	8.3%
				2,992,500	2,981,967	2,962,575

GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)	6/16/2023	3,990,000	3,835,508	3,795,687	10.6%
				3,990,000	3,835,508	3,795,687

HarborTouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)	5/31/2022	3,478,125	3,445,054	3,443,344	9.6%
				3,478,125	3,445,054	3,443,344

High Ridge Brands Co.	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(1)	6/30/2022	1,870,313	1,842,364	1,842,257	5.2%
				1,870,313	1,842,364	1,842,257

Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	3/30/2022	4,977,182	4,918,462	5,020,982	14.1%
				4,977,182	4,918,462	5,020,982

Keurig Green Mountain, Inc.	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 0.75% LIBOR Floor)(1)	3/3/2023	4,013,275	3,963,303	4,013,275	11.2%
				4,013,275	3,963,303	4,013,275

Kraton Polymers LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	1/6/2022	3,000,000	2,891,792	3,030,000	8.5%
				3,000,000	2,891,792	3,030,000

MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	12/15/2022	5,216,234	5,173,584	5,160,681	14.4%
				5,216,234	5,173,584	5,160,681

MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	6/29/2020	1,995,000	1,976,126	1,990,012	5.5%
				1,995,000	1,976,126	1,990,012

NetSmart Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/19/2023	2,493,750	2,469,871	2,503,227	7.0%
				2,493,750	2,469,871	2,503,227

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	6/4/2020	2,962,302	2,962,302	2,948,972	8.3%
				2,962,302	2,962,302	2,948,972

Pomeroy Group LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	11/30/2021	3,491,206	3,389,703	3,386,470	9.5%
				3,491,206	3,389,703	3,386,470

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets

Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	4/29/2022	2,487,500	2,441,013	2,409,765	6.7%
				2,487,500	2,441,013	2,409,765

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	10/30/2022	2,966,292	2,914,417	2,904,564	8.1%
				2,966,292	2,914,417	2,904,564

Sundial Group Holdings LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	10/19/2021	2,925,000	2,875,629	2,879,721	8.1%
				2,925,000	2,875,629	2,879,721

Survey Sampling International, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/16/2020	2,984,843	2,957,468	2,954,994	8.3%
				2,984,843	2,957,468	2,954,994

TaxAct, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)	1/3/2023	4,233,796	4,129,461	4,302,807	12.0%
				4,233,796	4,129,461	4,302,807

VCVH Holding Corp.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/1/2023	2,992,500	2,963,504	2,971,852	8.3%
				2,992,500	2,963,504	2,971,852

Victory Capital Operating, LLC.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 7.50%, 1.00% LIBOR Floor)(1)	10/29/2021	1,643,836	1,619,749	1,615,069	4.5%
				1,643,836	1,619,749	1,615,069

Western Digital Corporation	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 0.75% LIBOR Floor)(1)	4/29/2023	2,593,500	2,541,321	2,617,879	7.3%
				2,593,500	2,541,321	2,617,879

Total Investments, September 30, 2016				$95,872,654	$92,899,725	$93,372,341	261.4%

(1)	Represents the weighted average annual current interest rate as of September 30, 2016. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC Topic 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	This investment was on non-accrual status as of September 30, 2016.

Below is certain summarized financial Information for MCC JV as of June 30, 2017 and September 30, 2016, and for the three and nine months ended June 30, 2017 and 2016:

	June 30, 2017	September 30, 2016
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: of $170,273,348 and $92,899,725, respectively)	$170,506,991	$93,372,341
Cash	10,951,998	9,720,324
Other assets	744,030	268,136
Total assets	$182,203,019	$103,360,801

Line of credit (net of debt issuance costs of $1,888,714 and $1,000,841, respectively)	$119,191,286	$67,079,159
Other liabilities	404,930	340,088
Interest payable	416,193	224,507
Total liabilities	120,012,409	67,643,754
Members' capital	62,190,610	35,717,047
Total liabilities and members' capital	$182,203,019	$103,360,801

	For the three months ended June 30		For the nine months ended June 30
	2017	2016	2017	2016
Selected Consolidated Statement of Operations Information:
Total revenues	$2,776,134	$1,203,795	$7,107,843	$2,332,338
Total expenses	(1,498,453)	(792,361)	(3,488,822)	(1,544,005)
Net unrealized depreciation	(667,417)	120,246	(373,455)	34,020
Net realized gains	142,139	16,109	547,827	36,377
Net income/(loss)	$752,403	$547,789	$3,793,393	$858,730

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of June 30, 2017 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$532,523	$532,523
Senior Secured Second Lien Term Loans	—	—	185,916	185,916
Senior Secured First Lien Notes	—	6,956	20,478	27,434
Unsecured Debt	—	—	—	—
Equity/Warrants	58	38	80,295	80,391
Total	$58	$6,994	$819,212	$826,264
MCC Senior Loan Strategy JV I LLC(1)				$54,303
Total Investments, at fair value				$880,567

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended June 30, 2017 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2016	$565,329	$213,537	$21,048	$52,809	$23,112	$875,835
Purchases and other adjustments to cost	10,324	7,707	—	4,445	402	22,878
Originations	123,677	29,000	—	1,973	64,174	218,824
Sales	(27,951)	(38,500)	—	(30,552)	—	(97,003)
Settlements	(126,969)	(23,977)	—	(15,000)	(2,312)	(168,258)
Net realized gains/(losses) from investments	(26,470)	(7,587)	—	(289)	(21,158)	(55,504)
Net transfers in and/or out of Level 3	—	—	—	—	—	—
Net unrealized gains/(losses)	14,583	5,736	(570)	(13,386)	16,077	22,440
Balance as of June 30, 2017	$532,523	$185,916	$20,478	$—	$80,295	$819,212

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended June 30, 2016 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2015	$695,970	$372,176	$30,669	$45,661	$50,584	$1,195,060
Purchases and other adjustments to cost	6,932	2,103	9	1,946	1,209	12,199
Originations	47,153	12,000	—	8,278	1,088	68,519
Sales	—	—	—	—	—	—
Settlements	(103,452)	(83,801)	(11,000)	—	(6,383)	(204,636)
Net realized gains/(losses) from investments	(29,402)	—	39	—	5,753	(23,610)
Net transfers in and/or out of Level 3	—	—	6,007	—	—	6,007
Net unrealized gains/(losses)	(12,013)	(5,924)	1,179	(882)	(24,571)	(42,211)
Balance as of June 30, 2016	$605,188	$296,554	$26,903	$55,003	$27,680	$1,011,328

Net change in unrealized loss included in earnings related to investments still held as of June 30, 2017 and 2016, was approximately $15.1 million and $83.5 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended June 30, 2017, none of our investments transferred in or out of Level 3. During the nine months ended June 30, 2016, one of our senior secured first lien notes with a fair value of $6.0 million transferred from Level 2 to Level 3 because of the decrease in availability of the transaction data or the inputs to the valuation.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of June 30, 2017 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$290,900	Income Approach (DCF)	Market yield	8.82% - 17.18% (11.87%)

Senior Secured First Lien Term Loans	6,221	Enterprise Value Analysis	Expected Proceeds	$5.9M - $6.7M ($6.2M)

Senior Secured First Lien Term Loans	52,742	Market Approach (Guideline Comparable)/Income Approach (DCF)	2017 Revenue Multiple(1), 2017 EBITDA Multiple(1), Discount Rate	1.13x - 3.00x (1.97x)/6.00x - 7.50x (6.67x)/15.50% - 18.00% (16.88%)

Senior Secured First Lien Term Loans	25,588	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	Run-Rate Revenue Multiple(1), 2017 Revenue Multiple(1), 2017 EBITDA Multiple(1), Discount Rate	0.60x - 1.30x (0.95x)/0.60x - 1.30x (0.95x)/6.50x - 10.50x (8.50x)/16.50% - 20.50% (18.50%)

Senior Secured First Lien Term Loans	8,235	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue, 2017 Revenue, Discount Rate	1.25x - 1.45x (1.35x) / 1.25x - 1.45x (1.35x) / 15.50% - 17.50% (16.50%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	25,012	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	LTM Revenue Multiple(1), 2017 Revenue Multiple(1), Discount Rate	1.00x - 1.40x (1.20x)/1.00x - 1.40x (1.20x)/17.50% - 23.50% (20.50%)

Senior Secured First Lien Term Loans	7,227	Market Approach (Guideline Comparable)/Income Approach (DCF)	2017 Revenue Multiple(1), Discount Rate	0.50x - 0.90x (0.70x)/20.50% - 22.500% (21.50%)

Senior Secured First Lien Term Loans	20,307	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	LTM Revenue Multiple(1), 2017 Revenue Multiple(1), LTM EBITDA Multiple(1), 2017 EBITDA Multiple(1), Discount Rate	0.50x-0.75x(0.63x) /0.50x-0.75x(0.63x) / 7.00x-8.50x (7.75x)/ 6.75x-8.50x (7.63x)/19.00%-21.00% (20.00%)

Senior Secured First Lien Term Loans	8,200	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), Run-Rate Revenue Multiple(1), Discount Rate	1.25x - 1.45x (1.35x) / 1.25x - 1.45x (1.35x) / 14.00%-18.00% (16.00%)

Senior Secured First Lien Term Loans	14,982	Market Approach (Guideline Comparable)	LTM and 2017 Revenue Multiple(1)	0.50x - 0.70x (0.60x) / 0.50x - 0.70x (0.60x)

Senior Secured First Lien Term Loans	6,670	Income Approach (DCF)	Discount Rate	9.00% - 11.00% (10.00%)

Senior Secured First Lien Term Loans	8,468	Precedent Transaction	Precedent Transaction	N/A

Senior Secured First Lien Term Loans	57,971	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A

Senior Secured Notes	20,478	Income Approach (DCF)	Market yield	9.08% - 9.08% (9.08%)

Senior Secured Second Lien Term Loans	126,302	Income Approach (DCF)	Market yield	8.69% - 16.53% (11.43%)

Senior Secured Second Lien Term Loans	15,167	Precedent Transaction	Precedent Transaction	N/A

Senior Secured Second Lien Term Loans	32,915	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A

Senior Secured Second Lien Term Loan	11,532	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), 2017 Revenue Multiple(1), LTM EBITDA Multiple(1), 2017 EBITDA Multiple(1), Discount Rate	0.50x-0.70x (0.60x)/0.40x-0.60x (0.50x)/ 8.50x-9.50x (9.00x) / 7.75x-8.75x (8.25x) / 17.50% - 21.50% (19.50%)

Unsecured Debt	—	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	LTM Revenue Multiple(1), 2017 Revenue Multiple(1), Discount Rate	1.00x - 1.40x (1.20x)/1.00x - 1.40x (1.20x)/17.50% - 23.50% (20.50%)

Equity	53,006	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A

Equity	6,140	Income Approach (DCF)	Market Yield	8.75%-8.75% (8.75%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Equity	3,330	Income Approach (DCF)	Discount Rate	9.00% - 11.00% (10.00%)

Warrants	106	Market Approach (Guideline Comparable)	LTM EBITDA and 2017 EBITDA Multiple(1)	7.75x - 8.75x (8.25x) / 7.75x - 8.75x (8.25x)

Equity	700	Market Approach (Guideline Comparable)	LTM EBITDA, NTM EBITDA	8.50x - 9.50x (9.0x)/ 8.00x - 9.00x (8.50x)

Equity	210	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), Run-Rate Revenue Multiple(1), Discount Rate	1.25x - 1.45x (1.35x) / 1.25x - 1.45x (1.35x) / 14.00%-18.00% (16.00%)

Warrants	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	2017 Revenue Multiple(1), Discount Rate	0.50x - 0.90x (0.70x)/20.50% - 22.500% (21.50%)

Equity	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), Run-Rate Revenue Multiple(1), Discount rate	1.25x - 1.45x (1.35x) / 1.25x - 1.45x (1.35x) / 14.00%-18.00% (16.00%)

Equity	9,551	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	LTM Revenue Multiple(1), 2017 Revenue Multiple(1), LTM EBITDA Multiple(1), 2017 EBITDA Multiple(1), Discount Rate	0.50x-0.75x(0.63x) /0.50x-0.75x(0.63x) / 7.00x-8.50x (7.75x)/ 6.75x-8.50x (7.63x)/19.00%-21.00% (20.00%)

Equity	—	Market Approach (Guideline Comparable)	LTM Revenue Multiple(1), NTM Revenue Multiple(1)	0.75x - 1.00x (0.75x) /0.75x - 1.00x (0.75x)

Membership Units	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	2017 Revenue Multiple(1), 2017 EBITDA Multiple(1), Discount Rate	1.00x - 1.25x (1.13x)/5.50x - 6.50x (6.00x)/17.00% - 19.00% (18.00%)

Equity	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	2017 Revenue Multiple(1), 2017 EBITDA Multiple(1), Discount Rate	2.75x - 3.25x (3.00x)/7.00x - 8.00x (7.50x)/14.00% - 17.00% (15.50%)

Equity	805	Market Approach (Guideline Comparable) / Income Approach (DCF)	LTM and 2017 EBITDA Multiple(1), Discount Rate	5.00x - 7.00x (5.33x) / 5.00x - 6.75x (5.29x) / 15.00% - 16.50% (15.25%)

Warrants	3,098	Market Approach (Guideline Comparable)	LTM EBITDA Multiple(1), 2017 Revenue Multiple(1), Expected Proceeds	5.50x - 6.50x (6.00x) / 0.90x - 1.10x (1.00x) / $8.4M - $9.2M ($8.8M)

Equity	3,075	Market Approach (Guideline Comparable)	LTM and 2017 EBITDA Multiple(1)	5.50x - 7.00x (5.72x) / 5.50x - 6.25x (5.60x)

Equity	274	Market Approach (Guideline Comparable)/ Income Approach (DCF)	LTM Revenue Multiple(1), 2017 Revenue Multiple(1), LTM EBITDA Multiple(1), 2017 EBITDA Multiple(1), Discount Rate	0.75x - 1.25x (1.00x) / 0.75x - 1.25x (1.00x) / 7.00x - 8.00x (7.50x)/ 5.50x - 6.50x (6.00x) / 18.00% - 20.00% (19.00%)

Equity	—	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	Run-Rate Revenue Multiple(1), 2017 Revenue Multiple(1), 2017 EBITDA Multiple(1), Discount Rate	0.60x - 1.30x (0.95x)/0.60x - 1.30x (0.95x)/6.50x - 10.50x (8.50x)/16.50% - 20.50% (18.50%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Equity	—	Enterprise Value Analysis	Expected Proceeds	$0.0M - $0.0M ($0.0M)

Equity	—	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	LTM Revenue Multiple(1), 2017 Revenue Multiple(1), Discount Rate	1.00x - 1.40x (1.20x)/1.00x - 1.40x (1.20x)/17.50% - 23.50% (20.50%)

Total	$819,212

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2016 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$446,549	Income Approach (DCF)	Market Yield	7.55% - 16.00% (11.54%)

Senior Secured First Lien Term Loans	54,254	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount Rate	0.40x - 1.00x (0.80x)/5.00x - 7.00x (6.46x)/17.00% - 20.00% (18.33%)

Senior Secured First Lien Term Loans	7,832	Market Approach (Guideline Comparable)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1), RGU	1.00x - 1.50x (1.50x)/5.00x - 6.00x (6.00x)/$393.75 - $525.00 ($525.00)

Senior Secured First Lien Term Loans	7,207	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), Discount Rate	0.25x - 1.00x (0.63x) 19.00% - 21.00% (20.00%)

Senior Secured First Lien Term Loans	5,989	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), Discount Rate	0.75x - 1.25x (1.00x) /14.00%-18.00% (16.00%)

Senior Secured First Lien Term Loans	22,360	Market Approach (Guideline Comparable)/Income Approach (DCF)	2016 Revenue Multiple(1), NTM Revenue Multiple(1), NTM EBITDA, Discount Rate	0.75x-1.25x (1.25x)/0.75x-1.25x (1.25x)/6.50x-7.00x (7.00x)/ 17.50%-22.50% (20.00%)

Senior Secured First Lien Term Loans	13,308	Market Approach (Guideline Comparable)	2016 Revenue Multiple(1)	0.50x - 0.75x (0.63x)

Senior Secured First Lien Term Loans	1,160	Enterprise Valuation Analysis	Recovery Proceeds	$0.0M - $1.2M ($1.2M)

Senior Secured First Lien Term Loans	6,670	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A

Senior Secured First Lien Notes	21,048	Income Approach (DCF)	Market Yield	8.02% - 8.02% (8.02%)

Senior Secured Second Lien Term Loans	179,197	Income Approach (DCF)	Market Yield	8.97% - 17.86% (11.54%)

Senior Secured Second Lien Term Loans	2,818	Market Approach (Guideline Comparable)	2016 EBITDA Multiple(1)	5.00x - 6.00x (5.50x)

Senior Secured Second Lien Term Loan	18,726	Market Approach (Guideline Comparable)	LTM Revenue Multiple(1), NTM Revenue Multiple(1), LTM EBITDA Multiple(1)	0.50x-0.75x(0.63x) /0.50x-0.75x(0.63x) / 6.25x - 6.75x (6.50x)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured Second Lien Term Loan	12,796	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple(1)	8.50x-9.50x (9.00x)/ 8.00x-9.00x (8.50x)

Unsecured Debt	11,337	Market Approach (Guideline Comparable)/Income Approach (DCF)	2016 Revenue Multiple(1), NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount Rate	0.75x-1.25x (1.25x)/0.75x-1.25x (1.25x)/6.50x-7.00x (7.00x)/ 17.50%-22.50% (20.00%)

Unsecured Debt	26,322	Income Approach (DCF)	Market Yield	18.00%-18.50% (18.49%)

Unsecured Debt	15,150	Income Approach (DCF)	Market Yield	10.58%-10.58% (10.58%)

Equity	5,749	Income Approach (DCF)	Market Yield	8.75%-8.75% (8.75%)

Equity	3,330	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A

Equity	—	Market Approach (Guideline Comparable)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1), RGU	1.00x - 1.50x (1.50x)/5.00x - 6.00x (6.00x)/$393.75 - $525.00 ($525.00)

Warrants	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), Discount Rate	0.25x - 1.00x (0.63x) 19.00% - 21.00% (20.00%)

Equity	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple(1), Discount Rate	0.75x - 1.25x (1.00x)/14.00% - 18.00% (16.00%)

Equity	1,186	Market Approach (Guideline Comparable)	LTM Revenue Multiple(1), NTM Revenue Multiple(1), LTM EBITDA Multiple(1)	0.50x-0.75x(0.63x) /0.50x-0.75x(0.63x) / 6.25x - 6.75x (6.50x)

Equity	—	Market Approach (Guideline Comparable)	LTM Revenue Multiple(1), NTM Revenue Multiple(1)	0.75x - 1.00x (0.75x) /0.75x - 1.00x (0.75x)

Equity	3,263	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM EBITDA, Run-Rate Revenue Multiple(1), Discount Rate	7.00x - 8.00x (7.50x)/7.00x - 8.00x (7.50x) / 16.00%-18.00% (17.00%)

Equity	71	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM EBITDA Multiple(1), Discount Rate	6.00x - 7.00x (7.00x)/ 14.00%-16.00% (15.00%)

Equity	642	Market Approach (Guideline Comparable)/Precedent Transaction	NTM EBITDA Multiple(1), Precedent Transaction	4.25x - 5.25x (4.75x) / $185.3M-$185.3M ($185.3M)

Warrants	5,400	Market Approach (Guideline Comparable)	LTM EBITDA and EV/PP&E Multiple(1)	5.50x - 6.50x (6.00x) / 0.75x - 1.00x (0.88x)

Equity	1,759	Market Approach (Guideline Comparable)	LTM and 2016 EBITDA Multiple(1)	6.50x - 7.00x (6.54x) / 6.00x - 6.50x (6.04x)

Equity	1,712	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple(1)	5.75x - 7.50x (7.03x) / 5.75x - 6.75x (6.49x)

Equity	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount Rate	0.40x - 1.00x (0.80x)/5.00x - 7.00x (6.46x)/17.00% - 20.00% (18.33%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Warrants	—	Market Approach (Guideline Comparable)	2016 EBITDA Multiple(1)	5.00x - 6.00x (5.50x)

Equity	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	2016 Revenue Multiple(1), NTM Revenue Multiple(1), NTM EBITDA Multiple(1), Discount Rate	0.75x-1.25x (1.25x)/0.75x-1.25x (1.25x)/6.50x-7.00x (7.00x)/ 17.50%-22.50% (20.00%)

Total	$875,835

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

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

On November 16, 2012, we obtained an exemptive order from the SEC to permit us to exclude the debt of the SBIC LP guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive order provides us with increased flexibility under the 200% asset coverage test by permitting SBIC LP to borrow up to $150 million more than it would otherwise be able to absent the receipt of this exemptive order.

The Company’s outstanding debt excluding debt issuance costs as of June 30, 2017 and September 30, 2016 was as follows (dollars in thousands):

	June 30, 2017				September 30, 2016
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
Revolving Credit Facility	$200,000	$26,000	$26,000	$26,000	$343,500	$14,000	$14,000	$14,000
Term Loan Facility	174,000	174,000	174,000	174,000	174,000	174,000	174,000	174,000
2019 Notes	—	—	—	—	40,000	40,000	40,000	40,704
2021 Notes	74,013	74,013	74,013	77,713	74,013	74,013	74,013	76,677
2023 Notes	102,847	102,847	102,847	104,328	63,500	63,500	63,500	63,856
SBA Debentures	150,000	150,000	150,000	150,000	150,000	150,000	150,000	150,000
Total	$700,860	$526,860	$526,860	$532,041	$845,013	$515,513	$515,513	$519,237

Credit Facility

The Company has a Senior Secured Term Loan Credit Agreement, as amended (the ‘‘Term Loan Facility’’) and a Senior Secured Revolving Credit Agreement, as amended (the ‘‘Revolving Credit Facility’’ and, collectively with the Term Loan Facility, as amended, the ‘‘Facilities’’) with ING Capital LLC, as Administrative agent, in order to borrow funds to make additional investments.

The pricing in the case of the Term Loan Facility for LIBOR loans is LIBOR (with no minimum) plus 3.00%. The pricing on the Revolving Credit Facility, is LIBOR (with no minimum) plus 2.75%. The pricing on both the Term Loan Facility and Revolving Credit Facility will decrease by an additional 25 basis points upon receiving an investment grade rating from Standard & Poor’s.

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
Borrowings under the Facilities are subject to, among other things, a minimum borrowing/collateral base, and substantially all of the Company’s assets are pledged as collateral under the Facilities. In addition, the Facilities require the Company to, among other things (i) make representations and warranties regarding the collateral as well the Company’s business and operations, (ii) agree to certain indemnification obligations and (iii) agree to comply with various affirmative and negative covenants. The documentation for each of the Facilities also includes default provisions such as the failure to make timely payments under the Facilities, the occurrence of a change in control and the failure by the Company to materially perform under the operative agreements governing the Facilities, which, if not complied with, could accelerate repayment under the Facilities, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations.
At June 30, 2017, the carrying amount of our borrowings under the Facilities approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2017 and September 30, 2016, the Facilities would be deemed to be Level 3, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Facilities are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Facilities. As of June 30, 2017 and September 30, 2016, debt issuance costs related to the Facilities were as follows (dollars in thousands):

	June 30, 2017		September 30, 2016
	Revolving Facility	Term Facility	Revolving Facility	Term Facility
Total Debt Issuance Costs	$8,212	$4,320	$8,199	$4,290
Amortized Debt Issuance Costs	6,629	2,653	4,609	2,093
Unamortized Debt Issuance Costs	$1,583	$1,667	$3,590	$2,197

The following table shows the components of interest expense, commitment fees related to the Facilities, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities for the three and nine months ended June 30, 2017 and 2016 (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2017	2016	2017	2016
Revolving Facility interest	$225	$161	$405	$2,051
Revolving Facility commitment fee	447	819	1,952	1,633
Term Facility interest	1,773	1,521	5,030	4,484
Amortization of debt issuance costs	306	481	2,580	1,450
Agency and other fees	20	20	59	58
Total	$2,771	$3,002	$10,026	$9,676
Weighted average stated interest rate	4.1%	3.5%	3.9%	3.3%
Weighted average outstanding balance	$197,077	$193,619	$187,991	$261,553

Unsecured Notes

2019 Notes

On March 21, 2012, the Company issued $40.0 million in aggregate principal amount of 7.125% unsecured notes which were scheduled to mature on March 30, 2019 (the "2019 Notes"). The 2019 Notes bore interest at a rate of 7.125% per year, and were payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The 2019 Notes were listed on the NYSE and traded thereon under the trading symbol “MCQ”. On February 22, 2017, the 2019 Notes were redeemed at par plus accrued and unpaid interest. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to a realized loss of $0.5 million.

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

2023 Notes

On March 18, 2013, the Company issued $60.0 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the "2023 Notes," and together with the 2019 Notes and 2021 Notes, the “Unsecured Notes”). On March 26, 2013, the Company closed an additional $3.5 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes. As of March 30, 2016, the 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option. The 2023 Notes bear interest at a rate of 6.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2013. The 2023 Notes are listed on the NYSE and trade thereon under the trading symbol “MCV”.

On December 12, 2016, the Company entered into an “At-The-Market” (“ATM”) debt distribution agreement with FBR Capital Markets & Co., through which the Company could offer for sale, from time to time, up to $40.0 million in aggregate principal amount of the 2023 Notes. The Company has sold 1,573,872 of the 2023 Notes at an average price of $25.03 per note, and has raised $38.6 million in net proceeds, since inception of the ATM debt distribution agreement.

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Unsecured Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. At June 30, 2017 and September 30, 2016, the Unsecured Notes would be deemed to be Level 1, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Unsecured Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Unsecured Notes. As of June 30, 2017 and September 30, 2016, debt issuance costs related to the Unsecured Notes were as follows (dollars in thousands):

	June 30, 2017				September 30, 2016
	2019 Notes	2021 Notes	2023 Notes	Total	2019 Notes	2021 Notes	2023 Notes	Total
Total Debt Issuance Costs	$1,475	$3,226	$3,095	$7,796	$1,475	$3,226	$2,129	$6,830
Amortized Debt Issuance Costs	1,475	968	986	3,429	951	498	751	2,200
Unamortized Debt Issuance Costs	$—	$2,258	$2,109	$4,367	$524	$2,728	$1,378	$4,630

For the three and nine months ended June 30, 2017 and 2016, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Unsecured Notes were as follows (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2017	2016	2017	2016
2019 Unsecured Notes interest	$—	$713	$1,116	$2,138
2021 Unsecured Notes interest	1,203	1,203	3,608	2,579
2023 Unsecured Notes interest	1,575	972	4,111	2,917
2023 Unsecured Notes premium	(1)	—	(1)	—
Amortization of debt issuance costs	243	261	788	654
Total	$3,020	$3,149	$9,622	$8,288
Weighted average stated interest rate	6.3%	6.5%	6.4%	6.5%
Weighted average outstanding balance	$176,860	$177,513	$183,753	$156,111

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

As of June 30, 2017 and September 30, 2016, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding that mature between September 2023 and September 2025.

Our fixed-rate SBA Debentures excluding debt issuance costs as of June 30, 2017 and September 30, 2016 were as follows (dollars in thousands):

	June 30, 2017		September 30, 2016
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate
September 2013	$5,000	4.404%	$5,000	4.404%
March 2014	39,000	3.951	39,000	3.951
September 2014	50,000	3.370	50,000	3.370
September 2014	6,000	3.775	6,000	3.775
September 2015	50,000	3.571	50,000	3.571
Weighted Average Rate/Total	$150,000	3.639%	$150,000	3.639%

As of June 30, 2017, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2017 and September 30, 2016, the SBA Debentures would be deemed to be Level 3, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the SBA Debentures are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the SBA Debentures. As of June 30, 2017 and September 30, 2016, debt issuance costs related to the SBA Debentures were as follows (dollars in thousands):

	June 30, 2017	September 30, 2016
Total Debt Issuance Costs	$5,138	$5,138
Amortized Debt Issuance Costs	2,121	1,613
Unamortized Debt Issuance Costs	$3,017	$3,525

For the three and nine months ended June 30, 2017 and 2016, the components of interest, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2017	2016	2017	2016
SBA Debentures interest	$1,361	$1,361	$4,082	$4,097
Amortization of debt issuance costs	169	169	508	510
Total	$1,530	$1,530	$4,590	$4,607
Weighted average stated interest rate	3.6%	3.7%	3.6%	3.7%
Weighted average outstanding balance	$150,000	$150,000	$150,000	$150,000

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

Beginning with the calendar quarter that commenced on January 1, 2016, the incentive fee on net investment income is determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted as described below, from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since January 1, 2016). We refer to such period as the “Trailing Twelve Quarters.”

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

Base Management Fee - Prior to Fee Waiver Agreement

The base management fee was calculated at an annual rate of 1.75% of our gross assets (which is defined as all the assets of Medley Capital, including those acquired using borrowings for investment purposes), and was payable quarterly in arrears. The base management fee was based on the average value of our gross assets at the end of the two most recently completed calendar quarters.

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

For the three and nine months ended June 30, 2017, the Company incurred base management fees to MCC Advisors of $4.4 million and $13.5 million, respectively. For the three and nine months ended June 30, 2016, the Company incurred base management fees to MCC Advisors of $4.7 million and $14.9 million, respectively. For the three and nine months ended June 30, 2017, base management fees, net of $10,669 and $47,941 waived under the

Fee Waiver Agreement, were $4.4 million and $13.4 million, respectively. For the three and nine months ended June 30, 2016, base management fees, net of $40,339 and $111,943 waived under the Fee Waiver Agreement, were $4.6 million and $14.8 million, respectively.

The incentive fees shown in the Consolidated Statements of Operations is calculated using the fee structure set forth in investment management agreement, and then adjusted to reflect the terms of the Fee Waiver Agreement. Pursuant to the investment management agreement, pre -incentive fee net investment income is compared to a hurdle rate of 2.0% of the net asset value at the beginning of the period and is calculated as follows:

1)	No incentive fee is recorded during the quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;

2)	100% of pre-incentive fee net investment income that exceeds the hurdle rate but is less than 2.5% in the quarter; and

3)	20.0% of the amount of pre-incentive fee net investment income, if any, that exceeds 2.5% of the hurdle rate.

For purposes of implementing the fee waiver under the Fee Waiver Agreement, we calculate the incentive fee based upon the formula that exists under the investment management agreement, and then apply the terms of wavier set forth in the Fee Waiver Agreement, if applicable.

For the three months ended June 30, 2017, the Company did not incur any incentive fees on net investment income because pre-incentive fee net investment income did not exceed the hurdle amount under the formula that exists under the investment management agreement. For the nine months ended June 30, 2017, the Company incurred $0.9 million of incentive fees related to pre-incentive fee net investment income. For the three and nine months ended June 30, 2016, the Company incurred $2.8 million and $9.9 million of incentive fees related to pre-incentive fee net investment income, respectively.

For the three months ended June 30, 2017, the Company did not incur any incentive fees. For the nine months ended June 30, 2017, incentive fees, net of $43,663 waived under the Fee Waiver Agreement were $0.9 million. For the three months ended June 30, 2016, incentive fees, net of the reversal of a portion of fees previously waived under the Fee Waiver Agreement, were $3.0 million. The reversal was a result of capital gains recorded during the period, reducing the Company's cumulative net capital loss. For the nine months ended June 30, 2016, incentive fees, net of $1.9 million waived under the Fee Waiver Agreement were $8.0 million.

As of June 30, 2017 and September 30, 2016, $4.4 million and $4.6 million, respectively, were included in “management and incentive fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three and nine months ended June 30, 2017, we incurred $1.1 million and $3.0 million in administrator expenses, respectively. For the three and nine months ended June 30, 2016, we incurred $1.0 million and $2.9 million in administrator expenses, respectively.

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

Other Related Party Transactions

Certain affiliates of MCC Advisors, Medley Capital LLC, their respective affiliates and some of their employees purchased in the IPO an aggregate of 833,333 shares of common stock at the IPO price per share of $12.00. The Company received the full proceeds from the sale of these shares, and no underwriting discounts or commissions were paid in respect of these shares.

Opportunities for co-investments may arise when MCC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients, or affiliated funds. The Company obtained an exemptive order from the SEC on November 25, 2013 (the “Prior Exemptive Order”). On March 29, 2017, the Company, MCC Advisors and certain other affiliated funds and investment advisers received an exemptive order that superseded the Prior Exemptive Order and allowing affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) and Rule 17d-1. Co-investment under the Exemptive Order is subject to certain conditions, including the condition that, in the case of each co-investment transaction, our board of directors determines that it would to be in our best interest to participate in the transaction. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them. On May 24, 2017, the Company, MCC Advisors and certain of our affiliates filed an exemptive application for a co-investment order that would supersede the Exemptive Order (the “New Exemptive Order”) and would allow, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. There can be no assurance if and when we will receive the Exemptive Order. The Exemptive Order will remain in effect unless and until the New Exemptive Order is granted by the SEC. The terms of the New Exemptive Order, if received, would be substantially similar to the Exemptive Order.

Note 8. Guarantees and Commitments

Guarantees

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. As of June 30, 2017, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company. The guarantee will renew annually until cancellation.

Unfunded commitments

As of June 30, 2017 and September 30, 2016, we had commitments under loan and financing agreements to fund up to $11.6 million to 11 portfolio companies and $9.2 million to 8 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and a revolver, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2017 and September 30, 2016 is shown in the table below (dollars in thousands):

	June 30, 2017	September 30, 2016
SMART Financial Operations, LLC - Delayed Draw Term Loan	$4,725	$—
AAR Intermediate Holdings, LLC - Revolver	1,437	1,797
Trans-Fast Remittance LLC - Delayed Draw Term Loan	1,057	—
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Brantley Transportation LLC - Delayed Draw Term Loan	788	863
Impact Sales, LLC - Delayed Draw Term Loan	755	—
Black Angus Steakhouses, LLC - Revolver	625	446
Access Media Holdings, LLC - Series AAA Preferred Equity	430	—
Lydell Jewelry Design Studio, LLC - Delayed Draw Term Loan	426	—
NVTN LLC - Delayed Draw Term Loan	250	—
SavATree, LLC - Delayed Draw Term Loan	167	—
CP OPCO LLC - Revolver	53	609
Tenere Acquisition Corp. - Delayed Draw Term Loan	—	2,000
DHISCO Electronic Distribution, Inc. - Revolver	—	1,905
Lydell Jewelry Design Studio, LLC - Delayed Draw Term Loan	—	500
Access Media Holdings, LLC - Series AA Preferred Equity	—	184
Total	$11,606	$9,197

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

Note 9. Fee Income

Fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, and other miscellaneous fees. The following tables summarize the Company’s fee income for the three and nine months ended June 30, 2017 and 2016 (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2017	2016	2017	2016
Origination fee	$529	$60	$2,229	$1,290
Prepayment fee	187	—	575	1,234
Amendment fee	658	421	952	2,127
Administrative agent fee	138	154	471	525
Other fees	358	—	606	276
Fee income	$1,870	$635	$4,833	$5,452

Note 10. Directors Fees

On December 7, 2016, the board of directors approved an amendment to the compensation model pursuant to which the independent directors earn fees for their service on the board of directors. Prior to the amendment, as compensation for serving on our board of directors, each independent director received an annual fee of $55,000. Independent directors also received $7,500 ($1,500 for telephonic attendance) plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and received $2,500 ($1,500 for telephonic attendance) plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the Chairman of the Audit Committee received an annual fee of $25,000 and each chairperson of any other committee received an annual fee of $10,000, and other members of the Audit Committee and any other standing committees received an annual fee of $12,500 and $6,000, respectively, for their additional services in these capacities.

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

No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940 Act). For the three and nine months ended June 30, 2017, we accrued $0.2 million and $0.5 million for directors’ fees expense, respectively. For the three and nine months ended June 30, 2016, we accrued $0.1 million and $0.4 million for directors’ fees expense, respectively.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended June 30, 2017 and 2016 (dollars in thousands except share and per share amounts):

	For the three months ended June 30		For the nine months ended June 30
	2017	2016	2017	2016
Basic and diluted:
Net increase/(decrease) in net assets from operations	$2,999	$14,022	$(2,924)	$(24,734)
Weighted average common shares outstanding	54,474,211	54,763,411	54,474,211	55,618,719
Earnings per common share-basic and diluted	$0.06	$0.26	$(0.05)	$(0.44)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended June 30, 2017 and 2016:

	For the nine months ended June 30
	2017	2016
Per share data:
Net asset value per share at beginning of period	$9.49	$11.00

Net investment income(1)	0.51	0.74
Net realized gains/(losses) on investments	(1.12)	(0.43)
Net unrealized appreciation/(depreciation) on investments	0.56	(0.75)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	0.01	(0.01)
Loss on extinguishment of debt	(0.01)	—
Net increase/(decrease) in net assets	(0.05)	(0.45)

Distributions from net investment income	(0.60)	(0.90)
Distributions from net realized gains	—	—
Distributions from tax return of capital	—	—
Repurchase of common stock under stock repurchase program	—	0.10
Other(2)	—	0.01

Net asset value at end of period	$8.84	$9.76
Net assets at end of period	$481,297,939	$534,365,146
Shares outstanding at end of period	54,474,211	54,763,411

Per share market value at end of period	$6.39	$6.70
Total return based on market value(3)	(9.07)%	1.93%
Total return based on net asset value(4)	1.13%	0.43%
Portfolio turnover rate(5)	25.23%	10.21%

The following is a schedule of ratios and supplemental data for the nine months ended June 30, 2017 and 2016:

	For the nine months ended June 30
	2017	2016
Ratios:
Ratio of net investment income to average net assets after waivers(5)(6)	7.51%	10.21%
Ratio of total expenses to average net assets after waivers(5)(6)	12.34%	11.91%
Ratio of incentive fees to average net assets after waivers(6)	0.17%	1.42%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(5)(6)	12.17%	10.49%
Percentage of non-recurring fee income(7)	5.89%	5.27%
Average debt outstanding(8)	$521,744,180	$567,663,919
Average debt outstanding per common share	$9.58	$10.21
Asset coverage ratio per unit(9)	2,277	2,447

Average market value per unit:
Facilities(10)	N/A	N/A
SBA debentures(10)	N/A	N/A
Notes due 2019(11)	$25.39	$25.20
Notes due 2021	$25.74	$24.32
Notes due 2023	$25.15	$24.36

(1)
Net investment income excluding management and incentive fee waivers based on total weighted average common stock outstanding equals $0.51 and $0.71 per share for the nine months ended June 30, 2017 and 2016, respectively.

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

(4)
Total return is historical and assumes changes in NAV, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period.

(5)	Ratios are annualized during interim periods.

(6)
For the nine months ended June 30, 2017, excluding management and incentive fee waivers, the ratio of net investment income, total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is 7.49%, 12.37%, 0.18%, and 12.19%, respectively. For the nine months ended June 30, 2016, excluding management and incentive fee waivers, the ratio of net investment income, total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is 9.88%, 12.30%, 1.75%, and 10.55%, respectively.

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

(11)
During the nine months ended June 30, 2017, the 2019 Notes were redeemed in full and ceased trading on February 17, 2017. The average price for the nine months ended June 30, 2017 reflects the period from October 1, 2016 through February 17, 2017.

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

The following table summarizes the Company’s distributions during the nine months ended June 30, 2017 and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
During the nine months ended June 30, 2017
11/3/2016	11/23/2016	12/23/2016	$0.22
1/31/2017	2/22/2017	3/24/2017	0.22
5/5/2017	5/24/2017	6/23/2017	0.16
			$0.60

Date Declared	Record Date	Payment Date	Amount Per Share
During the nine months ended June 30, 2016
11/5/2015	11/25/2015	12/18/2015	$0.30
2/1/2016	2/24/2016	3/18/2016	0.30
5/5/2016	5/25/2016	6/24/2016	0.30
			$0.90

Note 14. Stock Repurchase Program

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we could purchase up to an aggregate amount of $30.0 million of our common stock between the period of the approval date and February 5, 2016. On December 4, 2015, the board of directors extended the duration of the share repurchase program through December 31, 2016, and increased the aggregate amount to $50.0 million. On December 7, 2016, the board of directors extended the duration of the share repurchase program through December 31, 2017. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. As of June 30, 2017, the Company has repurchased an aggregate of 4,259,073 shares of common stock at an average price of $8.16 per share with a total cost of approximately $34.1 million. The maximum dollar value of shares that may yet be purchased under the plan is $15.9 million. This program may be limited or terminated at any time without prior notice. Since the inception of the program, the Company's net asset value per share was increased by approximately $0.23 as a result of the share repurchases.

The following table summarizes our share repurchases under our stock repurchase program for the three and nine months ended June 30, 2017 and 2016 (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2017	2016	2017	2016
Dollar amount repurchased	N/A(1)	N/A(2)	N/A(1)	$10,700
Shares Repurchased	N/A(1)	N/A(2)	N/A(1)	1,573,741
Average price per share	N/A(1)	N/A(2)	N/A(1)	$6.80
Weighted average discount to Net Asset Value	N/A(1)	N/A(2)	N/A(1)	32.7%

(1)	The Company did not repurchase any shares for the three and nine months ended June 30, 2017.

(2)	The Company did not repurchase any shares for the three months ended June 30, 2016.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the nine months ended June 30, 2017, except as disclosed below.

On August 3, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.16 per share payable on September 22, 2017, to stockholders of record at the close of business on August 23, 2017.

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

Overview

We are an externally-managed, non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, we have elected and qualified to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code.

We commenced operations and completed our initial public offering ("IPO") on January 20, 2011. Our investment activities are managed by MCC Advisors and supervised by our board of directors, of which a majority of the members are independent of us.

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

Revenues

We generate revenue in the form of interest income on the debt that we hold and capital gains, if any, on warrants or other equity interests that we may acquire in portfolio companies. We invest our assets primarily in privately held companies with enterprise or asset values between $25 million and $250 million and focus on investment sizes of $10 million to $50 million. We believe that pursuing opportunities of this size offers several benefits including reduced competition, a larger investment opportunity set and the ability to minimize the impact of financial intermediaries. We expect our debt investments to bear interest at either a fixed or floating rate. Interest on debt will be payable generally either monthly or quarterly. In some cases, our debt investments may provide for a portion of the interest to be PIK. To the extent interest is PIK, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation. The principal amount of the debt and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance or investment management services and possibly consulting fees. Any such fees will be generated in connection with our investments and recognized as earned.

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

Portfolio and Investment Activity

As of June 30, 2017 and September 30, 2016, our portfolio had a fair value of approximately $880.6 million and $914.2 million, respectively. The following table summarizes our portfolio and investment activity during the three and nine months ended June 30, 2017 and 2016 (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2017	2016	2017	2016
Investments made in new portfolio companies	$47,462	$—	$125,332	$25,554
Investments made in existing portfolio companies	27,936	11,668	49,387	58,815
Aggregate amount in exits and repayments	(118,959)	(12,074)	(194,082)	(204,568)
Net investment activity	$(43,561)	$(406)	$(19,363)	$(120,199)

Portfolio Companies, at beginning of period	64	65	58	72
Number of new portfolio companies	16	—	27	2
Number of exited portfolio companies	(20)	(2)	(25)	(11)
Portfolio companies, at end of period	60	63	60	63

Number of investments in existing portfolio companies	9	8	14	15

The following table summarizes the amortized cost and the fair value of our average portfolio company investment and largest portfolio company investment as of June 30, 2017 and September 30, 2016 (dollars in thousands):

	June 30, 2017		September 30, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company investment	$15,815	$14,676	$17,464	$15,762
Largest portfolio company investment	52,000	50,202	53,777	51,930

The composition of our investments as of June 30, 2017 as a percentage of our total portfolio, at amortized cost and fair value, were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$565,373	59.6%	$532,523	60.5%
Senior Secured Second Lien Term Loans	196,679	20.7	185,916	21.1
Senior Secured First Lien Notes	26,764	2.8	27,434	3.1
Unsecured Debt	22,728	2.4	—	—
MCC Senior Loan Strategy JV I LLC	54,513	5.7	54,303	6.2
Equity/Warrants	82,843	8.8	80,391	9.1
Total	$948,900	100.0%	$880,567	100.0%

The composition of our investments as of September 30, 2016 as a percentage of our total portfolio, at amortized cost and fair value, were as follows (dollars in thousands):

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

As of June 30, 2017, our income-bearing investment portfolio, which represented nearly 82.3% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 11.0%, and 83.4% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 16.6% bore interest at fixed rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2017 and September 30, 2016 (dollars in thousands):

	June 30, 2017		September 30, 2016
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$90,158	10.2%	$112,770	12.3%
2	518,247	58.8	554,384	60.6
3	176,018	20.0	170,496	18.7
4	34,032	3.9	65,349	7.2
5	62,112	7.1	11,185	1.2
Total	$880,567	100.0%	$914,184	100.0%

Results of Operations

Operating results for the three and nine months ended June 30, 2017 and 2016 are as follows (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2017	2016	2017	2016
Total investment income	$23,695	$28,412	$74,108	$93,554
Total expenses, net	14,126	17,458	46,095	52,359
Net investment income before excise taxes	9,569	10,954	28,013	41,195
Excise tax expense	—	—	(267)	—
Net investment income	9,569	10,954	27,746	41,195
Net realized gains/(losses) investments	(55,083)	(29,177)	(61,371)	(23,699)
Net unrealized gains/(losses) on investments	47,730	32,285	30,374	(41,831)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	783	(40)	783	(399)
Loss on extinguishment of debt	—	—	(456)	—
Net increase in net assets resulting from operations	$2,999	$14,022	$(2,924)	$(24,734)

Investment Income

For the three and nine months ended June 30, 2017, investment income totaled $23.7 million and $74.1 million, respectively, of which $21.8 million and $69.3 million was attributable to portfolio interest and dividend income, and $1.9 million and $4.8 million to fee income.

For the three and nine months ended June 30, 2016, investment income totaled $28.4 million and $93.6 million, respectively, of which $27.8 million and $88.1 million was attributable to portfolio interest and dividend income, and $0.6 million and $5.5 million to fee income.

Operating Expenses

Operating expenses for the three and nine months ended June 30, 2017 and 2016 are as follows (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2017	2016	2017	2016
Base management fees	$4,450	$4,657	$13,461	$14,880
Incentive fees	—	2,794	896	9,859
Interest and financing expenses	7,321	7,680	24,238	22,571
Administrator expenses	1,075	966	2,988	2,925
Professional fees	616	638	1,930	1,827
General and administrative	424	325	1,904	1,488
Directors fees	152	133	472	397
Insurance	99	124	298	395
Expenses before management and incentive fee waivers	14,137	17,317	46,187	54,342
Management fee waiver	(11)	(40)	(48)	(112)
Incentive fee waiver	—	181	(44)	(1,871)
Expenses, net of management and incentive fee waivers	$14,126	$17,458	$46,095	$52,359

For the three months ended June 30, 2017, total operating expenses before management and incentive fee waivers decreased by $3.2 million, or 18.4%, compared to the three months ended June 30, 2016. For the nine months ended June 30, 2017, total operating expenses before management and incentive fee waivers decreased by $8.2 million, or 15.0%, compared to the nine months ended June 30, 2016.

For the three months ended June 30, 2017, total operating expenses net of management and incentive fee waivers decreased by $3.3 million, or 19.1%, compared to the three months ended June 30, 2016. For the nine months ended June 30, 2017, total operating expenses net of management and incentive fee waivers decreased by $6.3 million, or 12.0%, compared to the nine months ended June 30, 2016.

Interest and Financing Expenses

Interest and financing expenses for the three months ended June 30, 2017 decreased by $0.4 million, or 4.7%, compared to the three months ended June 30, 2016. The decrease in interest and financing expenses was primarily due to the repayment of the 7.125% unsecured notes (the “2019 Notes”) in February 2017 offset by an increase in LIBOR rates and the issuance of an additional $39.4 million of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes”).

Interest and financing expenses for the nine months ended June 30, 2017 increased by $1.7 million, or 7.4%, compared to the nine months ended June 30, 2016. The increase in interest and financing expenses was primarily due to an acceleration of debt issuance costs in the amount of $1.3 million related to the reduction of the revolving credit facility (the “Revolving Credit Facility”) commitment to $200.0 million from $343.5 million, the issuance of an additional $39.4 million of the 2023 Notes, and an increase in LIBOR rates offset by the repayment of the 2019 Notes.

Base Management Fees and Incentive Fees

Base management fees for the three months ended June 30, 2017 decreased by $0.2 million, or 4.5%, compared to the three months ended June 30, 2016 due to the decline in the portfolio in the period. Incentives fees for the three months ended June 30, 2017 decreased by $2.8 million, or 100%, due to the decrease in pre-incentive fee net investment income.

Base management fees for the nine months ended June 30, 2017 decreased by $1.4 million, or 9.5%, compared to the nine months ended June 30, 2016 due to the decline in the portfolio in the period. Incentives fees for the nine months ended June 30, 2017 decreased by $9.0 million, or 90.9%, due to the decrease in pre-incentive fee net investment income as well as the effect of the Fee Waiver Agreement described in the "Investment Management Agreement" section.

Professional Fees and Other General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended June 30, 2017 increased by $0.2 million, or 8.2%, compared to the three months ended June 30, 2016 primarily due to an increase in valuation expenses, administrator expenses and directors expenses offset by a decrease in legal expenses and insurance expenses.

Professional fees and general and administrative expenses for the nine months ended June 30, 2017 increased by $0.6 million, or 8.0%, compared to the nine months ended June 30, 2016 primarily due to an increase in audit expenses, administrator expenses and directors expenses offset by a decrease in insurance expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and nine months ended June 30, 2017, we recognized $55.1 million and $61.4 million of realized loss on our portfolio investments, respectively. The realized loss of $55.1 million was primarily due to the liquidation of one investment, the non-cash restructuring transaction of one investment as well as the write off of certain investments. The realized loss of $61.4 million was primarily due to the aforementioned events as well as the non-cash restructuring transactions of one investment.

During the three and nine months ended June 30, 2016, we recognized $29.2 million and $23.7 million of realized loss on our portfolio investments, respectively. The realized loss of $29.2 million was primarily due to the write off of one investment. The realized loss of $23.7 million was primarily due to the aforementioned event offset by a realized gain on the sale of an equity investment.

Realized loss on extinguishment of debt

In the event that we modify or extinguish our debt prior to maturity, we account for it in accordance with ASC 470-50, Modifications and Extinguishments, in which we measure the difference between the reacquisition price of the debt and the net carrying amount of the debt, which includes any unamortized debt issuance costs. During the three and nine months ended June 30, 2017, we recognized no loss and a $0.5 million loss on extinguishment of debt from the redemption of the 2019 Notes. There was no loss on extinguishment of debt during the three and nine months ended June 30, 2016.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and nine months ended June 30, 2017, we had $47.7 million and $30.4 million of unrealized appreciation, respectively, on portfolio investments. For the three and nine months ended June 30, 2016, we had $32.3 million and $41.8 million of unrealized appreciation, respectively, on portfolio investments.

Provision for Deferred Taxes on Unrealized Appreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and nine months ended June 30, 2017, the Company recognized a provision for deferred taxes on the unrealized depreciation on investments of $0.8 million and $0.8 million for consolidated subsidiaries, respectively. For the three and nine months ended June 30, 2016, the Company recognized a provision for deferred taxes on the unrealized appreciation on investments of $40,378 and $0.4 million for consolidated subsidiaries, respectively.

Changes in Net Assets from Operations

For the three months ended June 30, 2017, we recorded a net increase in net assets resulting from operations of $3.0 million compared to a net increase in net assets resulting from operations of $14.0 million for the three months ended June 30, 2016 as a result of the factors discussed above. Based on 54,474,211 and 54,763,411 weighted average common shares outstanding for the three months ended June 30, 2017 and 2016, respectively, our per share net increase in net assets resulting from operations was $0.06 for the three months months ended June 30, 2017 compared to a per share net increase in net assets resulting from operations of $0.26 for the three months ended June 30, 2016.

For the nine months ended June 30, 2017, we recorded a net decrease in net assets resulting from operations of $2.9 million compared to a net decrease in net assets resulting from operations of $24.7 million for the nine months ended June 30, 2016 as a result of the factors discussed above. Based on 54,474,211 and 55,618,719 weighted average common shares outstanding for the nine months ended June 30, 2017 and 2016, respectively, our per share net decrease in net assets resulting from operations was $0.05 for the nine months ended June 30, 2017 compared to a per share net decrease in net assets from operations of $0.44 for the nine months ended June 30, 2016.

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

As of June 30, 2017, $118.2 million was invested in an interest-bearing money market account. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

Credit Facility

The Company has a Senior Secured Term Loan Credit Agreement, as amended (the ‘‘Term Loan Facility’’ and, collectively with the Revolving Credit Facility, the ‘‘Facilities’’) with ING Capital LLC, as administrative agent, in order to borrow funds to make additional investments.

The pricing in the case of the Term Loan Facility for LIBOR loans is LIBOR (with no minimum) plus 3.00%. The pricing on the Revolving Credit Facility, is LIBOR (with no minimum) plus 2.75%. The pricing on both the Term Loan Facility and Revolving Credit Facility will decrease by an additional 25 basis points upon receiving an investment grade rating from Standard & Poor’s.

The Term Loan Facility’s bullet maturity is July 28, 2020 and the Revolving Credit Facility’s revolving period ends July 28, 2019, followed by a one-year amortization period and a final maturity on July 28, 2020.
On February 14, 2017, the Company elected to reduce the total commitment of the Revolving Credit Facility to $200.0 million from $343.5 million. The reduction was accounted for as a debt modification to a line-of credit or revolving-debt arrangement in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to an acceleration of debt issuance costs in the amount of $1.3 million and was recorded on the Consolidated Statements of Operations as a component of interest and financing expenses.
Borrowings under the Facilities are subject to, among other things, a minimum borrowing/collateral base, and substantially all of the Company’s assets are pledged as collateral under the Facilities. In addition, the Facilities require the Company to, among other things (i) make representations and warranties regarding the collateral as well the Company’s business and operations, (ii) agree to certain indemnification obligations and (iii) agree to comply with various affirmative and negative covenants. The documentation for each of the Facilities also includes default provisions such as the failure to make timely payments under the Facilities, the occurrence of a change in control and the failure by the Company to materially perform under the operative agreements governing the Facilities, which, if not complied with, could accelerate repayment under the Facilities, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations.
As of June 30, 2017, total commitments under the Facilities are $374.0 million, comprised of $200.0 million committed to the Revolving Credit Facility and $174.0 million funded under the Term Loan Facility.

Unsecured Notes

2019 Notes

On March 21, 2012, the Company issued $40.0 million in aggregate principal amount of the 2019 Notes. The 2019 Notes bore interest at a rate of 7.125% per year, and were payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The 2019 Notes were listed on the NYSE and traded thereon under the trading symbol “MCQ”. On February 22, 2017, the 2019 Notes were redeemed at par plus accrued and unpaid interest. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to a realized loss of $0.5 million.

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

2023 Notes

On March 18, 2013, the Company issued $60.0 million in aggregate principal amount of 2023 Notes. As of March 30, 2016, the 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option. On March 26, 2013, the Company closed an additional $3.5 million in aggregate principal amount of 2023 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes. The 2023 Notes bear interest at a rate of 6.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2013. The 2023 Notes are listed on the NYSE and trade thereon under the trading symbol “MCV”.

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

On November 16, 2012, we obtained an exemptive order from the SEC to permit us to exclude the debt of the SBIC LP guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive order provides us with increased flexibility under the 200% asset coverage test by permitting SBIC LP to borrow up to $150.0 million more than it would otherwise be able to absent the receipt of this exemptive order.

As of June 30, 2017, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. As of June 30, 2017, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company. The guarantee will renew annually until cancellation.

As of June 30, 2017 and September 30, 2016, we had commitments under loan and financing agreements to fund up to $11.6 million to 11 portfolio companies and $9.2 million to 8 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and a revolver, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2017 and September 30, 2016 is shown in the table below (dollars in thousands):

	June 30, 2017	September 30, 2016
SMART Financial Operations, LLC - Delayed Draw Term Loan	$4,725	$—
AAR Intermediate Holdings, LLC - Revolver	1,437	1,797
Trans-Fast Remittance LLC - Delayed Draw Term Loan	1,057	—
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Brantley Transportation LLC - Delayed Draw Term Loan	788	863
Impact Sales, LLC - Delayed Draw Term Loan	755	—
Black Angus Steakhouses, LLC - Revolver	625	446
Access Media Holdings, LLC - Series AAA Preferred Equity	430	—
Lydell Jewelry Design Studio, LLC - Delayed Draw Term Loan	426	—
NVTN LLC - Delayed Draw Term Loan	250	—
SavATree, LLC - Delayed Draw Term Loan	167	—
CP OPCO LLC - Revolver	53	609
Tenere Acquisition Corp. - Delayed Draw Term Loan	—	2,000
DHISCO Electronic Distribution, Inc. - Revolver	—	1,905
Lydell Jewelry Design Studio, LLC - Delayed Draw Term Loan	—	500
Access Media Holdings, LLC - Series AA Preferred Equity	—	184
Total	$11,606	$9,197

We have certain contracts under which we have material future commitments. We have entered into an investment management agreement with MCC Advisors in accordance with the 1940 Act. The investment management agreement became effective upon the pricing of our IPO. Under the investment management agreement, MCC Advisors has agreed to provide us with investment advisory and management services. For these services, we have agreed to pay a base management fee equal to a percentage of our gross assets and an incentive fee based on our performance.

We have also entered into an administration agreement with MCC Advisors as our administrator. The administration agreement became effective upon the pricing of our IPO. Under the administration agreement, MCC Advisors has agreed to furnish us with office facilities and equipment, provide us clerical, bookkeeping and record keeping services at such facilities and provide us with other administrative services necessary to conduct our day-to-day operations. MCC Advisors will also provide on our behalf significant managerial assistance to those portfolio companies to which we are required to provide such assistance.

The following table shows our payment obligations for repayment of debt and other contractual obligations at June 30, 2017 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Revolving Facility	$26,000	$—	$—	$26,000	$—
Term Loan Facility	174,000	—	—	174,000	—
2021 Notes	74,013	—	—	74,013	—
2023 Notes	102,847	—	—	—	102,847
SBA Debenture	150,000	—	—	—	150,000
Total contractual obligations	$526,860	$—	$—	$274,013	$252,847

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

On March 27, 2015, Medley Capital Corporation and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (“MCC JV”). Medley Capital Corporation and GALIC have committed to provide $100 million of equity to MCC JV, with Medley Capital Corporation providing $87.5 million and GALIC providing $12.5 million. MCC JV commenced operations on July 15, 2015. On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with commitments of $100 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. As of June 30, 2017, MCC JV has drawn approximately $121.1 million on the JV Facility. As of June 30, 2017, MCC JV had total investments at fair value of $170.5 million. As of June 30, 2017, MCC JV’s portfolio was comprised of senior secured first lien term loans to 45 different borrowers. As of June 30, 2017, certain investments in one portfolio company were on non-accrual status.

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

Distributions

We have elected and qualified to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. As a RIC, in any taxable year with respect to which we timely distribute at least 90 percent of the sum of our (i) investment company taxable income (which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses) determined without regard to the deduction for dividends paid and (ii) net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions), we (but not our stockholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our stockholders. We intend to distribute annually all or substantially all of such income, but we may also elect to periodically spill over certain excess undistributed taxable income from one tax year to the next tax year. To the extent that we retain our net capital gains or any investment company taxable income, we will be subject to U.S. federal income tax. We may choose to retain our net capital gains or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.

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

The following table summarizes the distributions during the nine months ended June 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
11/3/2016	11/23/2016	12/23/2016	$0.22
1/31/2017	2/22/2017	3/24/2017	0.22
5/5/2017	5/24/2017	6/23/2017	0.16
			$0.60

Stock Repurchase Program

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we could purchase up to an aggregate amount of $30.0 million of our common stock between the period of the approval date and February 5, 2016. On December 4, 2015, the board of directors extended the duration of the share repurchase program through December 31, 2016, and increased the aggregate amount to $50.0 million. On December 7, 2016, the board of directors extended the duration of the share repurchase program through December 31, 2017. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. As of June 30, 2017, the Company has repurchased an aggregate of 4,259,073 shares of common stock at an average price of $8.16 per share with a total cost of approximately $34.1 million. The maximum dollar value of shares that may yet be purchased under the plan is $15.9 million. This program may be limited or terminated at any time without prior notice. Since the inception of the program, the Company's net asset value per share was increased by approximately $0.23 as a result of the share repurchases.

The following table summarizes our share repurchases under our stock repurchase program for the three and nine months ended June 30, 2017 and 2016 (dollars in thousands):
.

	For the three months ended June 30		For the nine months ended June 30
	2017	2016	2017	2016
Dollar amount repurchased	N/A(1)	N/A(2)	N/A(1)	$10,700
Shares Repurchased	N/A(1)	N/A(2)	N/A(1)	1,573,741
Average price per share	N/A(1)	N/A(2)	N/A(1)	$6.80
Weighted average discount to Net Asset Value	N/A(1)	N/A(2)	N/A(1)	32.7%

(1)	The Company did not repurchase any shares for the three and nine months ended June 30, 2017.

(2)	The Company did not repurchase any shares for the three months ended June 30, 2016.

Related Party Transactions

Concurrent with the pricing of our IPO, we entered into a number of business relationships with affiliated or related parties, including the following:

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

•
Certain affiliates of MCC Advisors, Medley Capital LLC, their respective affiliates and some of their employees purchased in the IPO an aggregate of 833,333 shares of common stock at the IPO price per share of $12.00. We received the full proceeds from the sale of these shares, and no underwriting discounts or commissions were paid in respect of these shares.

MCC Advisors and its affiliates may in the future manage other accounts that have investment mandates that are similar, in whole and in part, with ours. MCC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to MCC Advisors’ allocation policy, MCC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We will not make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, or if they are inconsistent with MCC Advisors’ allocation procedures. Further, any investments made by related parties will be made in accordance with MCC Advisors’ related party transaction procedures.

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

Beginning with the calendar quarter that commenced on January 1, 2016, the incentive fee on net investment income is determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted as described below, from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since January 1, 2016). We refer to such period as the “Trailing Twelve Quarters.”

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

Non-accrual. We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest are paid and, in our management’s judgment, are likely to remain current.

Federal Income Taxes

The Company has elected and qualified to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code, commencing with its first taxable year as a corporation. As a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements. Once qualified as a RIC, the Company must timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including PIK, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under Subchapter M of the Code. The Company will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its net ordinary income for any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which we did not pay federal income tax. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

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

Recent Developments

On August 3, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.16 per share payable on September 22, 2017, to stockholders of record at the close of business on August 23, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the nine months ended June 30, 2017, we did not engage in hedging activities.

As of June 30, 2017, 83.4% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate floor as of June 30, 2017 was as follows (dollars in thousands):

	June 30, 2017
	Fair Value	% of Floating Rate Portfolio
Under 1%	$93,874	15.5%
1% to under 2%	451,432	74.7
2% to under 3%	50,632	8.4
3%	8,468	1.4
Total	$604,406	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2017, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase(1)	Interest Income	Interest Expense	Net Increase/(Decrease)
100	$5,300	$2,000	$3,300
200	11,400	3,900	7,500
300	17,500	5,900	11,600
400	23,600	7,800	15,800
500	29,700	9,800	19,900

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC on December 8, 2016, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended June 30, 2017 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we could purchase up to an aggregate amount of $30.0 million of our common stock between the period of the approval date and February 5, 2016. On December 4, 2015, the board of directors extended the duration of the share repurchase program through December 31, 2016, and increased the aggregate amount to $50.0 million. On December 7, 2016, the board of directors extended the duration of the share repurchase program through December 31, 2017. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. The Company did not repurchase any shares for the nine months ended June 30, 2017.

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

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

21.1    List of Subsidiaries*

24    Power of attorney (included on the signature page hereto)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	Medley Capital Corporation
August 9, 2017

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)