Form 10-K
period 2017-09-30
Medley Capital Corp
filed 2017-12-07
CIK 1490349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐No ☒

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2017 was $394,488,948. The Registrant had 54,474,211 shares of common stock, $0.001 par value, outstanding as of December 6, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended September 30, 2017.

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

Item 1.      Business

GENERAL

Medley Capital Corporation is a non-diversified closed end management investment company incorporated in Delaware that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011.  The Company has elected and qualified to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our first taxable year as a corporation, and we intend to continue to operate in a manner so as to maintain our RIC tax treatment.  We are externally managed and advised by our investment adviser, MCC Advisors, pursuant to an investment management agreement.

Our investment objective is to generate current income and capital appreciation by lending directly to privately held middle market companies, primarily through directly originated transactions to help these companies expand their business, refinance and make acquisitions.   Our investment portfolio generally consists of senior secured first lien term loans and senior secured second lien term loans.  In connection with some of our investments, we receive warrants or other equity participation features which we believe will increase the total investment returns.

We believe the middle-market private debt market is undergoing structural shifts that are creating significant opportunities for non-bank lenders and investors. The underlying drivers of these structural changes include: reduced participation by banks in the private debt markets, particularly within the middle-market, and demand for private debt created by committed and uninvested private equity capital. We focus on taking advantage of this structural shift by lending directly to companies that are underserved by the traditional banking system and generally seek to avoid broadly marketed investment opportunities. We source investment opportunities primarily through direct relationships with financial sponsors, as well as financial intermediaries such as investment banks and commercial banks. As a leading provider of private debt, Medley is often sought out as a preferred financing partner.

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

Our Investment Team has on average over 20 years of experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Advisor, through Medley, has access to 88 employees, including over 44 investment, origination and credit management professionals, and over 44 operations, marketing and distribution professionals, each with extensive experience in their respective disciplines. We believe that MCC Advisors’ disciplined and consistent approach to origination, portfolio construction and risk management should allow it to achieve compelling risk-adjusted returns for Medley Capital.

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

Opportunities for co-investments may arise when MCC Advisors or an affiliated investment adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. The Company obtained an exemptive order from the SEC on November 25, 2013 (the “Prior Exemptive Order”). On March 29, 2017, the Company, MCC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the “Exemptive Order”) that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder. On October 4, 2017, the Company, MCC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “New Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of

Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. The terms of the New Exemptive Order are otherwise substantially similar to the Exemptive Order. Co-investment under the Exemptive Order is subject to certain conditions, including the condition that, in the case of each co-investment transaction, our board of directors determines that it would to be in our best interest to participate in the transaction. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

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

On March 26, 2013, our wholly-owned subsidiary, Medley SBIC LP (“SBIC LP”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958, as amended.

The SBIC license allows SBIC LP to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest-only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to SBIC LP’s assets over our stockholders in the event we liquidate SBIC LP or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC LP upon an event of default.

SBA regulations currently limit the amount that SBIC LP may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.

On November 16, 2012, we obtained an exemptive order from the SEC to permit us to exclude the debt of SBIC LP guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive order provides us with increased flexibility under the 200% asset coverage test by permitting us to borrow, through SBIC LP, up to $150 million more than we would otherwise be able to absent the receipt of this exemptive order.

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

Investment Process Overview

We view our investment process as consisting of three distinct phases described below:

Sourcing and Origination   MCC Advisors sources investment opportunities through access to a network of contacts developed in the financial services and related industries by Medley. It is the Adviser’s responsibility to identify specific opportunities, to refine opportunities through rigorous due diligence of the underlying facts and circumstances while remaining flexible and responsive to client’s needs. With a total of over 44 investment professionals in the New York and San Francisco offices involved in sourcing and origination for MCC Advisors, each investment professional is able to maintain long-standing relationships and responsibility for a specified market. Each quarter, these origination efforts attract hundreds of inquiries from potential middle market borrowers.

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

Monitoring  MCC Advisors views active portfolio monitoring as a vital part of our investment process. MCC Advisors utilizes a best-practice investment management system called Black Mountain (“BMS”), which maintains a centralized, dynamic electronic reporting system which houses, organizes and archives all portfolio data by investment. This is the primary system that tracks all changes to investment terms and conditions. On a quarterly basis, the asset management team produces a report from BMS for each investment within the portfolio by summarizing the investment’s general information, terms and structure, financial performance, covenant package, and business updates. This feature enables MCC Advisors to track the history of every investment, while maintaining access to the most recent reporting information available, ensuring accurate reporting of the investment.

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

Senior Secured First Lien Notes   We structure these investments as senior secured loans. We obtain security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of such loans. This collateral generally takes the form of priority liens on the assets of a portfolio company. These loans typically have interest-only payments (often representing a combination of cash pay and payment-in-kind, or ("PIK")

interest), with amortization of principal due at maturity. PIK interest represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term and recorded as interest income on an accrual basis to the extent such amounts are expected to be collected.

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

Leverage

Through our Senior Secured Term Loan Credit Agreement, as amended (the ‘‘Term Loan Facility’’) and Senior Secured Revolving Credit Agreement, as amended (the ‘‘Revolving Credit Facility’’ and, collectively with the Term Loan Facility, as amended, the ‘‘Facilities’’), we borrow funds to make additional investments, a practice known as ‘‘leverage,’’ to attempt to increase return to our common stockholders. The amount of leverage that we employ at any particular time will depend on our investment advisers’ and our board of directors’ assessments of market and other factors at the time of any proposed borrowing. As of December 7, 2017, total commitments under the Facilities are $302.0 million, comprised of $200.0 million committed to the Revolving Credit Facility and $102.0 million committed to the Term Loan Facility. With these additional commitments, the Company has exercised the aggregate accordion feature permitting subsequent increases to the Facilities up to an aggregate maximum amount of $600.0 million. We are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see ‘‘Regulation — Senior Securities’’ and ‘‘Regulation — Small Business Investment Company Regulations.’’

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

Employees

We do not have any employees. Our day-to-day investment operations are managed by our investment adviser. Our investment adviser employs a total of over 44 investment professionals, including its principals. In addition, we reimburse our administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, including the compensation of our chief financial officer and chief compliance officer, and their staff.

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

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2017 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$142,912	17.1%
Construction & Building	130,633	15.6
Healthcare & Pharmaceuticals	67,301	8.0
Banking, Finance, Insurance & Real Estate	63,491	7.6
Hotel, Gaming & Leisure	63,012	7.5
Multisector Holdings	56,138	6.7
Energy: Oil & Gas	54,800	6.5
Aerospace & Defense	53,650	6.4
Automotive	38,434	4.6
Containers, Packaging & Glass	38,086	4.6
High Tech Industries	25,809	3.1
Metals & Mining	21,127	2.5
Chemicals, Plastics & Rubber	20,012	2.4
Beverage & Food	16,118	1.9
Capital Equipment	13,180	1.6
Media: Broadcasting & Subscription	8,384	1.0
Services: Consumer	7,967	1.0
Wholesale	7,067	0.8
Retail	3,584	0.4
Media: Advertising, Printing & Publishing	2,955	0.4
Environmental Industries	1,330	0.2
Consumer goods: Durable	850	0.1
Consumer goods: Non-durable	151	0.0
Total	$836,991	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2016 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$123,703	13.5%
Banking, Finance, Insurance & Real Estate	96,207	10.5
Construction & Building	91,087	10.0
Hotel, Gaming & Leisure	68,605	7.5
Automotive	60,303	6.6
Healthcare & Pharmaceuticals	57,041	6.2
Energy: Oil & Gas	52,646	5.8
Aerospace & Defense	51,656	5.6
Telecommunications	44,015	4.8
Containers, Packaging & Glass	42,197	4.6
Chemicals, Plastics & Rubber	32,640	3.6
Multisector Holdings	31,252	3.4
Beverage & Food	30,225	3.3
Capital Equipment	29,756	3.3
Consumer goods: Durable	24,696	2.7
Metals & Mining	20,246	2.2
High Tech Industries	14,489	1.6
Retail	12,565	1.4
Services: Consumer	9,440	1.0
Media: Broadcasting & Subscription	7,832	0.9
Consumer goods: Non-durable	7,208	0.8
Wholesale	6,375	0.7
Total	$914,184	100.0%

The following table sets forth certain information as of September 30, 2017, for each portfolio company in which we had an investment. Other than these Investments, our only formal relationship with our portfolio companies is the managerial assistance that we provide upon request and the board observer or participation rights we may receive in connection with our investment.

Name of Portfolio Company	Sector	Security Owned by Us	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	% of Net Assets

3SI Security Systems, Inc.	Services: Business	Senior Secured First Lien Term Loan	6/16/2023	7.56%	$17,500,000	$17,500,000	3.8%
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan A	9/30/2021	6.30%	8,984,232	8,984,232	2.0%
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan B	9/30/2021	9.30%	19,746,290	19,746,290	4.3%
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Revolving Credit Facility	9/30/2021	6.30%	—	—	0.0%
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Equity			—	—	0.0%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan	7/22/2020	10.00%	8,340,525	8,340,525	1.8%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Preferred Equity Series A			1,600,000	—	0.0%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Preferred Equity Series AA			800,000	—	0.0%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Preferred Equity Series AAA			363,200	43,200	0.0%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Equity			—	—	0.0%

Name of Portfolio Company	Sector	Security Owned by Us	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	% of Net Assets

Accupac, Inc.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan	9/14/2023	5.74%	9,887,670	9,887,670	2.2%
Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan	12/11/2020	9.82%	14,776,537	14,776,537	3.2%
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan	9/25/2023	9.83%	6,500,000	6,578,000	1.4%
Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan	6/30/2019	9.30%	14,262,133	14,342,001	3.1%
Avantor Performance Materials Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan	3/10/2025	9.49%	1,000,000	1,020,000	0.2%
Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan	7/14/2022	7.83%	7,628,570	7,628,570	1.7%
Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Delayed Draw Term Loan	7/14/2022	7.83%	—	—	0.0%
Barry's Bootcamp Holdings, LLC	Services: Consumer	Revolving Credit Facility	7/14/2022	7.83%	—	—	0.0%
Be Green Packaging, LLC	Containers, Packaging & Glass	Equity			—	—	0.0%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan	4/24/2020	10.31%	7,700,893	7,375,190	1.6%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan	4/24/2020	10.31%	—	—	0.0%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Revolving Credit Facility	4/24/2020	10.31%	376,360	343,324	0.1%
Brantley Transportation LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan	8/2/2017	12.00%	11,355,575	7,719,520	1.7%
Brantley Transportation LLC	Energy: Oil & Gas	Senior Secured First Lien Delayed Draw	8/2/2017	6.24%	668,105	668,105	0.1%
Brantley Transportation LLC	Energy: Oil & Gas	Equity			—	—	0.0%
Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan	9/25/2020	13.81%	26,124,967	18,002,715	3.9%
Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Delayed Draw	9/25/2020	13.81%	11,304,251	7,789,760	1.7%
Capstone Nutrition	Healthcare & Pharmaceuticals	Equity			—	—	0.0%
Capstone Nutrition	Healthcare & Pharmaceuticals	Equity			—	—	0.0%
Central States Dermatology Services, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan	4/20/2022	7.83%	1,087,248	1,087,248	0.2%
Central States Dermatology Services, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Delayed Draw Term Loan	4/20/2022	7.83%	155,930	155,930	0.0%
Comfort Holding, LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan	2/3/2025	11.23%	1,000,000	850,200	0.2%
CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan B	3/31/2019	9.75%	1,244,335	338,459	0.1%
CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan C	3/31/2019	12.75%	9,088,659	—	0.0%
CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan D	3/31/2019	10.75%	5,297,476	—	0.0%
CP OPCO, LLC	Services: Consumer	Preferred Equity	3/31/2019	7.75%	—	—	0.0%
CP OPCO, LLC	Services: Consumer	Equity			—	—	0.0%
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan	7/26/2025	8.49%	5,000,000	4,975,000	1.1%

Name of Portfolio Company	Sector	Security Owned by Us	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	% of Net Assets

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan	9/30/2019	9.80%	13,277,500	13,246,962	2.9%
Crow Precision Components, LLC	Aerospace & Defense	Equity			—	273,808	0.1%
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan	12/1/2022	10.24%	7,500,000	7,500,000	1.6%
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A	11/10/2019	10.00%	4,005,143	4,005,143	0.9%
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan B	11/10/2019	12.50%	14,732,716	14,732,716	3.2%
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan C	11/10/2019	13.75%	12,751,998	6,375,999	1.4%
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan D	11/10/2019	14.75%	11,956,119	—	0.0%
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Equity			—	—	0.0%
Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B	10/1/2018	15.80%	3,460,972	3,495,581	0.8%
Dream Finders Homes, LLC	Construction & Building	Preferred Equity		8.00%	3,571,500	3,571,500	0.8%
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan	6/6/2018	14.68%	18,201,153	15,492,821	3.4%
Engineered Machinery Holdings, Inc.	Capital Equipment	Senior Secured Second Lien Term Loan	7/18/2025	8.56%	1,519,149	1,503,957	0.3%
Engineered Machinery Holdings, Inc.	Capital Equipment	Senior Secured Second Lien Delayed Draw Term Loan	7/18/2025	8.58%	21,702	19,894	0.0%
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan	3/30/2020	9.80%	11,656,250	11,656,250	2.5%
Footprint Acquisition, LLC	Services: Business	Senior Secured First Lien Term Loan	2/27/2020	9.24%	5,117,626	5,117,626	1.1%
Footprint Acquisition, LLC	Services: Business	Preferred Equity		8.75%	6,124,188	5,427,255	1.2%
Footprint Acquisition, LLC	Services: Business	Equity			—	—	0.0%
Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan	9/26/2019	11.50%	12,410,000	12,517,967	2.7%
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan	2/7/2023	8.25%	10,000,000	10,094,000	2.2%
Global Accessories Group, LLC	Consumer goods: Non-durable	Equity			—	151,339	0.0%
Harrison Gypsum, LLC	Construction & Building	Senior Secured First Lien Term Loan	12/21/2018	11.00%	52,137,471	50,667,194	11.0%
Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note	10/15/2019	10.25%	20,000,000	20,478,000	4.4%
Imagine! Print Solutions LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan	6/21/2023	10.09%	3,000,000	2,955,000	0.6%
Impact Sales, LLC	Services: Business	Senior Secured First Lien Term Loan	12/30/2021	8.30%	2,605,312	2,621,986	0.6%
Impact Sales, LLC	Services: Business	Senior Secured First Lien Delayed Draw Term Loan	12/30/2021	8.30%	119,711	125,307	0.0%
InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan	8/18/2022	9.24%	14,812,500	14,812,500	3.2%
JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan	3/6/2019	13.49%	20,100,000	20,071,860	4.4%
JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred		3.00%	30,552,190	30,552,190	6.6%

Name of Portfolio Company	Sector	Security Owned by Us	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	% of Net Assets

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-1 Preferred		3.00%	3,953,700	3,953,700	0.9%
JFL-NGS Partners, LLC	Construction & Building	Equity			—	63,603	0.0%
L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan	2/15/2022	9.82%	21,234,375	21,412,744	4.7%
Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term	2/19/2019	13.32%	13,865,893	13,386,133	2.9%
Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants	2/19/2024		—	—	0.0%
MCC Senior Loan Strategy JV I LLC	Multisector Holdings	Equity			—	56,137,946	12.2%
Merchant Cash and Capital, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw Term Loan	5/31/2017	16.00%	4,915,635	4,915,635	1.1%
Merchant Cash and Capital, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan	5/4/2017	17.00%	15,519,966	7,759,983	1.7%
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan	9/29/2020	10.00%	35,278,846	35,278,846	7.7%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan	11/9/2020	5.24%	3,505,990	3,505,990	0.8%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan B	11/9/2020	10.49%	10,604,502	10,604,502	2.3%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan C	11/9/2020	13.24%	6,518,046	6,518,046	1.4%
NVTN LLC	Hotel, Gaming & Leisure	Equity			—	9,550,922	2.1%
OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan	5/5/2019	14.32%	25,470,636	24,500,205	5.3%
OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan	5/5/2019	8.00%	1,409,669	1,409,669	0.3%
OmniVere, LLC	Services: Business	Unsecured Debt	7/24/2025	8.00%	26,666,961	—	0.0%
OmniVere, LLC	Services: Business	Equity			—	—	0.0%
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan	12/31/2018	12.83%	21,127,331	21,127,331	4.6%
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan	10/11/2021	10.80%	8,459,113	8,503,947	1.8%
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A	10/11/2021	10.80%	2,808,500	2,823,385	0.6%
Path Medical, LLC	Healthcare & Pharmaceuticals	Warrants	1/9/2027		—	83,018	0.0%
Point.360	Services: Business	Senior Secured First Lien Term Loan	7/8/2020	7.32%	2,085,870	1,844,534	0.4%
Point.360	Services: Business	Equity			—	38,343	0.0%
Point.360	Services: Business	Warrants	7/8/2020		—	21,103	0.0%
Prince Mineral Holding Corp.	Wholesale	Senior Secured First Lien Note	12/15/2019	11.50%	6,800,000	7,066,560	1.5%
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan	11/1/2019	10.81%	17,000,000	16,117,700	3.5%
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan	6/2/2022	6.58%	1,330,000	1,330,000	0.3%

Name of Portfolio Company	Sector	Security Owned by Us	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	% of Net Assets

Sendero Drilling Company, LLC	Energy: Oil & Gas	Warrants	3/18/2019		—	2,188,676	0.5%
Seotowncenter, Inc.	Services: Business	Senior Secured First Lien Term Loan	9/11/2019	10.30%	23,697,976	23,697,976	5.1%
Seotowncenter, Inc.	Services: Business	Equity			—	419,731	0.1%
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan	9/1/2022	7.57%	6,222,222	6,222,222	1.4%
SFP Holding, Inc.	Construction & Building	Equity			—	600,000	0.1%
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan	7/31/2020	9.31%	7,648,798	7,337,492	1.6%
SMART Financial Operations, LLC	Retail	Senior Secured First Lien Term Loan	11/22/2021	11.32%	2,775,000	2,848,500	0.6%
SMART Financial Operations, LLC	Retail	Equity			—	735,000	0.2%
SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan	2/17/2022	8.33%	7,462,500	7,527,424	1.6%
Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan	8/19/2019	9.74%	4,346,364	4,346,364	0.9%
Stancor, Inc.	Services: Business	Equity			—	205,775	0.0%
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan	8/18/2025	10.31%	4,000,000	3,940,000	0.9%
Taylored Freight Services, LLC	Services: Business	Senior Secured Second Lien Term Loan	11/1/2017	13.00%	14,895,052	14,895,052	3.2%
The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan	2/28/2019	13.00%	21,755,233	18,992,318	4.1%
Trans-Fast Remittance LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan	12/2/2021	9.24%	3,567,857	3,661,282	0.8%
Trans-Fast Remittance LLC	Banking, Finance, Insurance & Real Estate	Revolving Credit Facility	12/2/2021	9.24%	1,875,000	1,875,000	0.4%
URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan	5/2/2022	10.00%	14,966,563	14,966,563	3.3%
URT Acquisition Holdings Corporation	Services: Business	Preferred Equity		12.00%	5,500,000	5,500,000	1.2%
URT Acquisition Holdings Corporation	Services: Business	Equity			—	12,937,518	2.8%
US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan	9/10/2019	10.00%	6,670,000	6,670,000	1.5%
US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Equity			—	3,330,000	0.7%
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan	5/14/2021	5.50%	1,958,668	1,091,958	0.2%
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loan	5/13/2022	8.67%	24,000,000	4,080,000	0.9%
Watermill-QMC Midco, Inc.	Automotive	Equity			—	672,213	0.1%
Wheels Up Partners LLC	Aerospace & Defense	Senior Secured First Lien Delayed Draw	10/15/2021	9.85%	14,676,659	14,676,659	3.2%

(1)
All interest is payable in cash and/or PIK, and all London Interbank Offering Rate ("LIBOR") represents 1, 3, and 6 Month LIBOR unless otherwise indicated. For each debt investment, we have provided the current interest rate as of September 30, 2017.

As of September 30, 2017, our income-bearing investment portfolio, which represented nearly 80.9% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 10.8%, and 83.5% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 16.5% bore interest at fixed rates. As of September 30, 2017, the weighted average yield based upon cost of our total portfolio was approximately 8.7%. The weighted average yield on income producing investments is computed based upon a combination of the cash flows to date and the contractual interest payments, principal amortization and fee notes due at maturity without giving effect to closing fees received, base management fees, incentive fees or general fund related expenses. Each floating rate loan uses LIBOR as its floating rate index. For each floating rate loan, the projected fixed-rate equivalent coupon rate used to forecast the interest cash flows was calculated by adding the interest rate spread specified in the relevant loan document to the fixed-rate equivalent LIBOR rate, duration-matched to the specific loan, adjusted by the LIBOR floor and/or cap in place on that loan.

Overview of Portfolio Companies

Set forth below is a brief description of the business of our portfolio companies as of September 30, 2017

Portfolio Company	Brief Description of Portfolio Company

3SI Security Systems, Inc.
3SI Security Systems, Inc., headquartered in Malvern, PA, provides, monitors and services a comprehensive range of technologically-advanced asset tracking and tracing solutions primarily for financial institutions, retail and law enforcement organizations.

AAR Intermediate Holdings, LLC
AAR Intermediate Holdings, LLC (“AAR”) provides field support services to oil and gas independent producers, drilling companies and midstream companies in the Denver-Julesburg Basin, with headquarters in the heart of the Wattenberg region in Greeley, CO. AAR builds, repairs, modifies and maintains oil and gas production equipment, sites, wells and pipelines.

Access Media Holdings, LLC
Access Media Holdings, LLC (d/b/a Access Media 3, Inc.) headquartered in Oak Brook, IL, is a triple-play provider of digital satellite television, high speed internet and voice services to the residential multi-dwelling unit market in the United States.

Accupac, Inc.	Accupac, Inc., headquartered in Mainland, PA, is a contract manufacturer and packager of liquids, lotions, gels, and creams selling to the over-the counter and prescription markets.
Advanced Diagnostic Holdings, LLC	Advanced Diagnostic Holdings, LLC, founded in 2003 and headquartered in Tampa, FL, is a provider of specialty neuro and musculoskeletal diagnostic imaging services to physicians and chiropractors.
American Dental Partners, Inc.	American Dental Partners, Inc., founded in 1995 and headquartered in Wakefield, MA, provides dental groups with critical administrative functions, enabling dentists to focus on clinical care.
Autosplice, Inc.
Autosplice, Inc. (“Autosplice”), founded in 1954 and headquartered in San Diego, CA, is a global supplier of highly engineered, mission-critical electrical interconnectors to OEMs and Tier 1 suppliers. Autosplice serves a wide variety of end-markets, providing the automotive, industrial, telecommunications, medical, transportation, consumer, and other applications.

Avantor Performance Materials Holdings, LLC
Avantor Performance Materials Holdings, LLC, headquartered in Center Valley, PA, is a global market leader in Life Sciences, focused on the development, manufacture and marketing of customized specialty products used in the production of biopharmaceuticals as well as research and disease diagnoses.

Barry's Bootcamp Holdings, LLC
Barry’s Bootcamp Holdings, LLC, founded in 1998 and headquartered in Los Angeles, CA, is a leading boutique fitness studio operator offering hour-long workouts that focus on high-intensity interval training, cardio, and strength training.

Be Green Packaging, LLC
Be Green Packaging, LLC, founded in 2007 and headquartered in Thousand Oaks, CA, designs and manufactures sustainable, tree-free, molded fiber products and packaging for the food service and consumer packaged goods end markets.

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

Central States Dermatology Services, LLC	Central States Dermatology Services, LLC, headquartered in Dayton, OH, serves dermatology clinics throughout Ohio.
Comfort Holding, LLC	Comfort Holdings, LLC, headquartered in Red Bank, NJ, is a designer, manufacturer and marketer of innovative Flexible Polyurethane Foam products, primarily for use in the bedding industry.
CP OPCO, LLC	CP OPCO, LLC, founded in 1978 and headquartered in Inglewood, CA, offers a broad portfolio of event rental products and temporary structures with value-added event services.
CPI International, Inc.
CPI International, Inc., headquartered in Palo Alto, CA. develops and manufactures microwave, radio frequency, power, and control products for critical communications, defense and medical applications.

Crow Precision Components, LLC	Crow Precision Components, LLC is a Fort Worth, TX based forger of aluminum and steel used for mission critical aircraft components, among other end markets.

Portfolio Company	Brief Description of Portfolio Company

CT Technologies Intermediate Holdings, Inc.
CT Technologies Intermediate Holdings, Inc, founded in 1976 and located in Alpharetta, GA, is a provider of outsourced release-of-information services, which involves the interaction between healthcare providers, who possess protected medical information, and authorized requestors, who are entitled to receive that information for various commercial, legal, or personal purposes.

DHISCO Electronic Distribution, Inc.
DHISCO Electronic Distribution, Inc., headquartered in Dallas, TX, is a full service platform that assists lodging providers in the distribution of hotel information to end consumers through various distribution channels.

Dream Finders Homes, LLC
Dream Finders Homes, LLC ("DFH"), founded in 2009 and headquartered in Jacksonville, FL, is a residential homebuilder currently operating in the greater Jacksonville, FL market. DFH builds both single-family homes and townhomes, and is developing and building units in a number of attractive communities across Clay County, St. John’s County, and Nassau County.

Dynamic Energy Services International LLC
Dynamic Energy Services International LLC, headquartered in Wayne, PA, is a provider of full-service fabrication, construction and maintenance services to a broad range of worldwide markets including oil and gas, industrial and petrochemical markets.

Engineered Machinery Holdings, Inc.
Engineered Machinery Holdings, Inc., headquartered in Downers Grove, IL, designs and assembles packaging, material handling and food processing equipment for a number of industries, including food and beverage, consumer products, e-commerce and distribution, retail, and agriculture and produce.

FKI Security Group, LLC
FKI Security Group, LLC, founded in 1951 and headquartered in New Albany, IN, is a global manufacturer and national service provider of security, safety and asset protection products used in a variety of industries, including the financial services, government, retail, education, and medical end markets.

Footprint Acquisition, LLC	Footprint Acquisition, LLC, headquartered in Lisle, IL, is a provider of in store merchandising and logistics solutions to major retailers and consumer packaged goods manufacturers.
Freedom Powersports, LLC	Freedom Powersports, LLC, headquartered in Weatherford, TX and founded in 2013, is a powersports dealer with locations in Texas, Georgia and Alabama.
Friedrich Holdings, Inc.	Friedrich Holdings, Inc., founded in 1883 and headquartered in San Antonio, TX, engineers and manufactures high-performance in-room air conditioning products.
Global Accessories Group, LLC
Global Accessories Group, LLC, headquartered in New York City, designs, manufactures, and sells custom-themed jewelry and accessory collections. These collections are tailored to leading retailers in the specialty, department store, off-price and juniors markets.

Harrison Gypsum, LLC
Harrison Gypsum, LLC, (“Harrison”) founded in 1955 and headquartered in Norman, OK, mines and processes gypsum and plaster in OK and TX. Gypsum is a soft sulfate mineral most commonly found in layered sedimentary deposits and primarily used to create drywall as a finish in walls and ceilings. Harrison has successfully been able to develop and market gypsum to a diverse set of end markets, including building products, oil and gas, infrastructure, food/pharmaceuticals, in addition to other industries and associated freight, with products such as fines, filler, plaster, retarder rock, food/pharmaceutical grade gypsum and road rock.

Heligear Acquisition Co.
Heligear Acquisition Co. (d/b/a Northstar Aerospace, Inc) headquartered in Bedford Park, IL is an independent manufacturer of flight-critical aerospace gears and power transmission systems for domestic and international military and commercial aircraft applications.

Imagine! Print Solutions LLC
Imagine! Print Solutions LLC., founded in 1988 and headquartered in Minneapolis, MN, is a provider of in-store marketing solutions in North America providing comprehensive in-store, point-of-purchase / point of sale marketing campaigns.

Impact Sales, LLC	Impact Sales, LLC is a Boise, Idaho based sales and marketing agency providing outsourced sales, marketing and merchandising services to consumer packaged goods manufacturers.
InterFlex Acquisition Company, LLC
InterFlex Acquisition Company, LLC, headquartered in Wilkesboro, NC, is a comprehensive provider of specialized printed and converted flexible packaging solutions for food and consumer packaged goods producers throughout the USA and UK.

JD Norman Industries, Inc.
JD Norman Industries, Inc., founded in 2004 and headquartered in Addison, IL, is a manufacturer of engineered value-added metal components and systems including stampings, wire forms, machined components, coiled springs, and assemblies.

JFL-NGS Partners, LLC
JFL-NGS Partners, LLC (d/b/a NorthStar Group Services, Inc.), is a one-stop provider of demolition and environmental remediation services including demolition, asset & scrap recovery, abatement of asbestos, lead, and mold, and disaster response.

L & S Plumbing Partnership, Ltd.
L & S Plumbing Partnership, Ltd, founded in 1984 and headquartered in Richardson, TX, is a provider of plumbing, electrical and HVAC installation services for new single family home development in Texas.

Lighting Science Group Corporation
Lighting Science Group Corporation (“LSG”), headquartered in Satellite Beach, FL, is one of the world’s light emitting diode (“LED”) lighting technology companies. LSG designs, develops and markets general illumination products that exclusively use LEDs as their light source. The LSG’s broad product portfolio includes LED-based retrofit lamps (replacement bulbs) used in existing light fixtures as well as purpose-built LED-based luminaires (light fixtures).

MCC Senior Loan Strategy JV I LLC
MCC Senior Loan Strategy JV I LLC commenced operations on July 15, 2015 and generates current income and capital appreciation by investing primarily in the debt of privately-held middle market companies in the United States with a focus on senior secured first lien term loans (see Note 3 "Investments" in Item 8. "Consolidated Financial Statements and Supplementary Data").

Merchant Cash and Capital, LLC
Merchant Cash and Capital, LLC, founded in 2005 and headquartered in New York, NY, is a specialty finance firm that provides cash advances to merchants by purchasing a percentage of the merchant‘s future credit card receivables at a discount.

Nation Safe Drivers Holdings, Inc.	Nation Safe Drivers Holdings, Inc. headquartered in Boca Raton, FL is a provider of towing and roadside assistance services as well as supplemental insurance related products.

Portfolio Company	Brief Description of Portfolio Company

NVTN LLC
NVTN LLC (d/b/a “Dick’s Last Resort”), established in 1985 and headquartered in Nashville, TN, operates company owned restaurants and earns a licensing fee on licensed restaurants located throughout the United States. Dick’s Last Resort has developed an identifiable brand for its unique casual dining restaurant concept that targets tourists and business travelers in high foot traffic locations.

OmniVere, LLC	OmniVere, LLC headquartered in Chicago, IL is a full service eDiscovery company that serves as a true end-to-end service provider in the eDiscovery industry.
Oxford Mining Company, LLC	Oxford Mining Company, LLC (d/b/a Westmoreland Resource Partners, L.P.), headquartered in Columbus, OH, is a producer of high-value thermal coal and surface-mined coal.
Path Medical, LLC
Path Medical, LLC, founded in 1993, is a provider of fully-integrated acute trauma treatment and diagnostic imaging solutions to patients injured in automobile and non-work related accidents throughout Florida.

Point.360
Point.360 (OTC: PTSX) headquartered in Los Angeles, CA is a publicly traded, full-service content management company with several facilities strategically located throughout Los Angeles supporting all aspects of postproduction.

Prince Mineral Holding Corp.
Prince Mineral Holding Corp. (“Prince Mineral") headquartered in New York, NY is a global value-added distributor of specialty mineral products and niche industrial additives. Prince Mineral sources, processes and distributes its products for use in brick, glass, agriculture, foundry, refractory and steel, oil and gas and coal end markets.

Reddy Ice Corporation	Reddy Ice Corporation, headquartered in Dallas, TX is a manufacturer and distributor of packaged ice in the USA.
SavATree, LLC
SavATree LLC, headquartered in Bedford Hills, NY, is a leading provider of residential tree and shrub maintenance, professional lawn care, and outdoor residential services with over twenty branches throughout the Eastern and Midwestern regions of the United States.

Sendero Drilling Company, LLC	Sendero Drilling Company, LLC, founded in 2010 as a wholly owned subsidiary of Pioneer Natural Resources, is a land drilling contractor headquartered in San Angelo, TX.
Seotowncenter, Inc.
Seotowncenter, Inc., founded in 2009 and based in Lehi, UT, is a tech-enabled business services company that delivers white label search engine optimization and local search and digital campaign fulfillment to the small and midsize business market.

SFP Holding, Inc.	SFP Holdings, Inc., founded in 1999 and headquartered in St. Paul, MN, is a provider of fire and life safety security systems.
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

SMART Financial Operations, LLC	SMART Financial Operations, LLC, headquartered in Orlando, FL, is a specialty retail platform initially comprised of three distinct retail pawn store chains and a pawn industry consulting firm.
SRS Software, LLC	SRS Software, LLC, founded in 1997 and headquartered in Montvale, NJ, is a leading provider of electronic health record and health information technology to high volume, specialty physicians.
Stancor, Inc.	Stancor, Inc., founded in 1985 and based out of Monroe, CT, is a designer and manufacturer of electric submersible pumps, control, accessories, and parts.
Starfish Holdco, LLC
Starfish Holdco, LLC (d/b/a Syncsort) through its subsidiaries will be a global software company specializing in Big Data, high speed sorting products, data protection, data quality and integration software and services, for mainframe, power systems and open system environments to enterprise customers.

Taylored Freight Services, LLC
Taylored Freight Services, LLC, founded in 1992 and based in Los Angeles, CA, is a port-based, third-party logistics provider that specializes in warehousing, fulfillment, transportation and related value-added services to support the global supply chains of manufacturers and importers of apparel, accessories, toys and sporting goods.

The Plastics Group, Inc.
The Plastics Group, Inc. ("TPG"), founded in 1997 and based in Willowbrook, IL, is a full-service manufacturer of blow molded plastic components and systems for a targeted set of growing applications and end markets. TPG operates two complementary businesses: a custom business serving original equipment manufacturer customers and a proprietary line of consumer products sold through retailers and distributors.

Trans-Fast Remittance LLC	Trans-Fast Remittance LLC, founded in 1988 and based in New York, NY, is a cross-border money remittance provider.
URT Acquisition Holdings Corporation
URT Acqusition Holdings Corporation (d/b/a United Road Towing or “URT”) headquartered in Moneka, IL is an integrated towing company in the United States. URT provides a complete range of towing, vehicle storage and vehicle auction services.

US Multifamily, LLC
US Multifamily, LLC (“US Multifamily”) is a real estate private equity firm headquartered in Atlantic Beach, FL, with offices in Atlanta, Georgia and Charlotte, North Carolina. US Multifamily is focused on distressed multifamily assets primarily located in the Southeastern region of the United States.

Velocity Pooling Vehicle, LLC
Velocity Pooling Vehicle, LLC, headquartered in Indianapolis, IN, is a manufacturer comprised of a group of highly recognizable brands serving nearly all product categories in the powersports aftermarket industry and a distributor of proprietary and sourced brands to a variety of dealers and retailers.

Watermill-QMC Midco, Inc.
Watermill-QMC Midco, Inc. (d/b/a Quality Metalcraft, Inc.), founded in 1964 and headquartered in Livonia, MI, is a provider of complex assemblies for specialty automotive production, prototype and factory assist applications.

Wheels Up Partners LLC	Wheels Up Partners LLC, founded in 2013 and headquartered in New York, NY, is the first membership based private aviation club.

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

Quarterly Incentive Fee Based on Net Investment Income

The incentive fee on net investment income for each quarter is determined as follows:

· No incentive fee on net investment income is payable to MCC Advisors for any calendar quarter for which there is no Excess Income Amount;

· 100% of the Ordinary Income, if any, that exceeds the hurdle amount, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 1.8182% multiplied by the Company’s net assets at the beginning of each applicable calendar quarter, as adjusted as noted above, comprising the relevant Trailing Twelve Quarters is included in the calculation of the incentive fee on net investment income; and

· 17.5% of the Ordinary Income that exceeds the Catch-up Amount is included in the calculation of the incentive fee on net investment income.

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

For the avoidance of doubt, the purpose of the new incentive fee calculation under the Fee Waiver Agreement is to permanently reduce aggregate fees payable to MCC Advisors by the Company, effective as of January 1, 2016. In order to ensure that the Company will pay MCC Advisors lesser aggregate fees on a cumulative basis, as calculated beginning January 1, 2016, at the end of each quarter, we also calculate the base management fee and incentive fee on net investment income owed by the Company to MCC Advisors based on the formula in place prior to January 1, 2016. If, at any time beginning January 1, 2016, the aggregate fees on a cumulative basis, as calculated based on the formula in place after January 1, 2016, would be greater than the aggregate fees on a cumulative basis, as calculated based on the formula in place prior to January 1, 2016, MCC Advisors shall only be entitled to the lesser of those two amounts.

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

For the year ended September 30, 2017, the Company incurred net base management fees payable to MCC Advisors of $17.7 million and $0.9 million of incentive fees related to pre-incentive fee net investment income.

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

Duration and Termination

The investment management agreement was initially approved by our board of directors on November 3, 2010 and was executed on January 11, 2011. Pursuant to its terms and under the 1940 Act, the investment management agreement had an initial two year term, and then was subject to an annual approval by our board of directors. Unless terminated earlier as described below, it will continue in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment management agreement will automatically terminate in the event of its assignment. The investment management agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risks — Risks Related to Our Business — We are dependent upon senior management personnel of MCC Advisors for our future success, and if MCC Advisors is unable to retain qualified personnel or if MCC Advisors loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.”

Annual Board Approval of the Investment Management Agreement

Our board of directors held an in-person meeting on December 5, 2017, in order to consider the annual approval and continuation of our investment management agreement. In its consideration of the investment management agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser, MCC Advisors; (b) the investment performance of MCC Advisors; (c) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (d) our projected operating expenses and expense ratio compared to business development companies with similar investment objectives; (e) any existing and potential sources of indirect income to MCC Advisors, in its capacity as our investment adviser or in its capacity as our administrator, from its relationships with us and the profitability of those relationships; (f) information about the services to be performed and the personnel performing such services under the investment management agreement; (g) the organizational capability and financial condition of MCC Advisors and its affiliates; and (h) various other factors.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the investment management agreement as being in the best interests of our stockholders. Specifically, the board of directors approved the extension of the investment management agreement for an additional period of one year beginning on January 19, 2018.

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

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the years ended September 30, 2017, 2016, and 2015, we incurred $3.8 million, $3.9 million and $4.1 million in administrator expenses, respectively.

Our board of directors approved the continuation of our administration agreement on December 5, 2017, which extended the term of the agreement for an additional period of one year beginning on January 19, 2018. Based on the information relating to the terms of the Administration Agreement and the discussions held, our board of directors, including a majority of the non-interested directors, approved the Administration Agreement as being in the best interests of our stockholders. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.

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

•	satisfies either of the following:

▪	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or

▪
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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or the repurchasing of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to our Business—If we use borrowed funds to make investments or fund our business operations, we will be exposed to risks typically associated with leverage which will increase the risk of investing in us.”

On March 26, 2013, our wholly-owned subsidiary, SBIC LP, received a SBIC license from the SBA. In anticipation of receiving an SBIC license, on November 16, 2012, we obtained an exemptive order from the SEC to permit us to exclude the debt of SBIC LP guaranteed by the SBA from from the 200% asset coverage ratio we are required to maintain under the 1940 Act. Pursuant to the 200% asset coverage ratio limitation, we are permitted to borrow one dollar for every dollar we have in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us.

The exemptive order provides us with increased flexibility under the 200% asset coverage test by permitting SBIC LP to borrow up to $150 million (the maximum amount of SBA-guaranteed debentures an SBIC may currently have outstanding once certain conditions have been met) more than we would otherwise be able to absent the receipt of this exemptive order. As a result, we would, in effect, be permitted to have a lower asset coverage ratio than the 200% asset coverage ratio limitation under the 1940 Act. For example, we would be able to borrow up to $150 million more than the approximately $403.7 million permitted under the asset coverage ratio limit as of September 30, 2017. For additional information on SBA regulations that will affect our access to SBA-guaranteed debentures, see ‘‘Risk Factors —Risks Relating to Our Business". Our SBIC subsidiary is subject to SBA regulations, and any failure to comply with SBA regulations could have an adverse effect on our operations. SBA regulations currently limit the amount that the SBIC LP may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.

Code of Ethics

We and MCC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the code of ethics is available at our website, www.medleycapitalcorp.com, and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Small Business Investment Company Regulations

On March 26, 2013, our wholly-owned subsidiary, SBIC LP, a Delaware limited partnership, received a license from the SBA to operate as a SBIC under Section 301(c) of the Small Business Investment Company Act of 1958, as amended.

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

Under present SBA regulations, eligible small businesses generally include businesses that (together with their affiliates) have a tangible net worth not exceeding $19.5 million and have average net income after U.S. federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern generally includes businesses that have a tangible net worth not exceeding $6 million and have average annual net income after U.S. federal income taxes not exceeding $2 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative industry size standard criteria to determine eligibility for designation as an eligible small business or smaller concern, which criteria depend on the primary industry in which the business is engaged and are generally based on the number of employees or gross revenue. However, once an SBIC has invested in a company, it may continue to make follow-on investments in the company, regardless of the size of the company at the time of the follow-on investment, up to the time of the company’s initial public offering, if any.

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

The SBA restricts the ability of an SBIC to provide financing to an "associate" as defined under the SBIC regulations, without a prior written exemption from the SBA. The SBA also prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise.

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

◦
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

◦
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

Foreign Account Tax Compliance Act

Legislation was enacted on March 18, 2010 that imposes a 30% U.S. withholding tax on dividends paid by U.S. issuers to a foreign financial institution after December 31, 2013 and on the gross proceeds from the disposition of stock paid to a foreign financial institution after December 31, 2016, unless such institution enters into an agreement with the U.S. Treasury Department (“Treasury”) to collect and provide to Treasury substantial information regarding U.S. account holders, including certain account holders that are foreign entities with U.S. owners, with such institution. The legislation also generally imposes a withholding tax of 30% on dividends paid by U.S. issuers and on the gross proceeds from the disposition of stock paid to a non-financial foreign entity unless such entity provides the withholding agent with a certification that it does not have any substantial U.S. owners or a certification identifying the direct and indirect substantial U.S. owners of the entity. Under certain circumstances, a holder may be eligible for refunds or credits of such taxes. Investors are urged to consult with their own tax advisors regarding the possible implications of this legislation on their investment in shares of our common stock.

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

Various social and political tensions in the United States and around the world, including in the Middle East, Eastern Europe and Russia, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Several European Union (‘‘EU’’) countries, including Greece, Ireland, Italy, Spain, and Portugal, continue to face budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. In June 2016, , the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. Because of the election results in the U.K. in June 2017, there is increased uncertainty on the timing of Brexit. There is also continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. The recent United States and global economic downturn, or a return to the recessionary period in the United States, could adversely impact our investments.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Reform Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the duration of the effects related to these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Any further disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition. In addition, the business development company market may be more sensitive to changes in interest rates or other factors and to the extent the business development company market trades down, our shares might likewise be affected. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure would affect our ability to issue securities, including borrowings, and pay distributions, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to consummate new borrowing facilities to provide capital for normal operations, including new originations. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers.

Difficult market and political conditions may adversely affect our business in many ways, including by reducing the value or hampering the performance of the investments made by our funds, each of which could materially and adversely affect our business, results of operations and financial condition.

Our business is materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our investors, the possibility of changes to tax laws in either the United States or any non-U.S. jurisdiction and regulations on asset managers), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). These factors are outside of our control and may affect the level and volatility of asset prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these conditions. While market conditions have largely recovered from the unprecedented turmoil in the global capital markets and the financial services industry in late 2008 and early 2009, there have been continuing periods of volatility, some lasting longer than others. There can be no assurance that these market conditions will not repeat themselves or worsen in the future. These and other conditions in the global financial markets and the global economy may result in adverse consequences for our funds and their respective investee companies, which could restrict such funds’ investment activities and impede such funds’ ability to effectively achieve their investment objectives. In addition, because the fees we earn under our investment management agreements are based in part on the market value of our assets under management and in part on investment performance, if any of these factors cause a decline in our assets under management or result in non-performance of loans by investee companies, it would result in lower fees earned, which could in turn materially and adversely affect our business and results of operations.

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

The Federal Reserve raised the federal funds rate in December 2015, in December 2016, in March 2017, and again in June 2017, which was increased to a range between 0.75% to 1.00%, and the Federal Reserve has announced its intention to continue to raise the federal funds rate over time. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Any continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

Although U.S. lawmakers passed legislation to raise the federal debt ceiling until December 2017, in the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached (which is expected to occur in December 2017), the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit to the extent necessary would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations. If the U.S. government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution, another federal government shutdown may result. Such a failure or the perceived risk of such a failure, consequently, could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

The new Republican administration may make substantial changes to fiscal and tax policies that may adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on the Company. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The House Ways and Means Committee recently released a tax reform proposal, and publicly released statements indicate that tax reform is a top legislative priority of the presidential administration.  Such proposal, if enacted, would make many changes to the Code, including significant changes to taxation of business entities and the deductibility of interest expense and capital investment. There is a substantial lack of clarity around the likelihood, timing, and final details of this and any other tax reform proposal. We cannot predict how any changes in the tax laws might affect the Company, investors or the Company’s portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect the Company’s ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to the Company and its investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in the Company’s stock.

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

We have borrowed funds, including through the issuance of $102.9 million and $74.0 million in aggregate principal amount of 6.125% unsecured notes due March 30, 2023 and 6.50% unsecured notes due January 30, 2021 (collectively the “Notes”), through draws from our Revolving Credit Facility, Term Loan Facility and SBA-guaranteed debentures to leverage our capital structure, which is generally considered a speculative investment technique. As of September 30, 2017, before netting out debt issuance costs, our Term Loan Facility and Revolving Credit Facility had outstanding balances of $102.0 million and $68.0 million, respectively, and we had $150.0 million SBA-guaranteed debentures outstanding. As a result:

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

•
our ability to pay distributions on our common stock may be restricted if our asset coverage ratio with respect to each of our outstanding senior securities representing indebtedness and our outstanding preferred shares, as defined by the 1940 Act, is not at least 200% and any amounts used to service indebtedness or preferred stock would not be available for such distributions;

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

For a discussion of the terms of the Facilities and the Notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources.”

Legislation may allow us to incur additional leverage.

As a BDC, generally, we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). The Financial CHOICE Act of 2017, which was passed by the U.S. House of Representatives in June 2017, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future, and our shareholders may face increased investment risk. In addition, since our management fee is calculated as a percentage of the value of our gross assets, which includes any borrowings for investment purposes, the management fee expenses will increase if we incur additional indebtedness.

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

The debt and equity securities in which we invest for which market quotations are not readily available will be valued at fair value as determined in good faith by or under the direction of our board of directors. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under Accounting Standards Codification Topic 820 - Fair Value Measurements and Disclosures. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of independent valuation firms to review the valuation of these loans and securities. The types of factors that our board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

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

Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the tax requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to raise cash from other sources, we may fail to qualify and maintain our status as a RIC and thus become subject to corporate-level U.S. federal income tax. See “Tax Matters - Taxation of the Company”.

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

We may not be able to pay you distributions and our distributions may not grow over time.

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, restrictions on the payment of distributions under the Facilities, our SBIC subsidiary’s compliance with SBIC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

Our SBIC subsidiary may be unable to make distributions to us that will enable us to meet or maintain RIC tax treatment, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level U.S. federal income taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiary. We are partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBIC regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our eligibility for RIC tax treatment. We cannot assure you that the SBA will grant such a waiver and if our SBIC subsidiary is unable to obtain a waiver, compliance with the SBIC regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

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

The SBIC license allows SBIC LP to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to SBIC LP’s assets over our stockholders in the event we liquidate SBIC LP or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC LP upon an event of default.

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

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $350.0 million. The Small Business Investment Opportunity Act, which was passed by the U.S. House of Representatives in July 2017, would amend the Small Business Investment Act of 1958 by increasing the individual leverage limit from $150 million to $175 million. Moreover, an SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of September 30, 2017, our SBIC subsidiary had $150.0 million in SBA-guaranteed debentures outstanding. Now that we have reached the maximum dollar amount of SBA-guaranteed debentures permitted, if we require additional capital, our cost of capital may increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

MCC Advisors may not be able to achieve the same or similar returns as those achieved by our senior management and Investment Team while they were employed at prior positions.

The track record and achievements of the senior management and Investment Team of MCC Advisors are not necessarily indicative of future results that will be achieved by our investment adviser. As a result, MCC Advisors may not be able to achieve the same or similar returns as those achieved by our senior management and Investment Team while they were employed at prior positions.

Because we expect to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms or at all.

We have elected and qualified to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements in order to not have to pay corporate-level U.S. federal income taxes on income we distribute to our stockholders as distributions, which allows us to substantially reduce or eliminate our corporate-level U.S. federal income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% at the time we issue any debt or preferred stock. This requirement limits the amount of our leverage. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

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

As of September 30, 2017, before netting out debt issuance costs, our Term Loan Facility and Revolving Credit Facility had outstanding balances of $102.0 million and $68.0 million, respectively, we had $150.0 million SBA-guaranteed debentures outstanding and $176.9 million of outstanding Notes. The Facilities and the Notes require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2017 was 4.7% (exclusive of debt issuance costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on total assets of at least 2.81% as of September 30, 2017. If we are unable to meet the financial obligations under the Facilities, the lenders under the Facilities will have a superior to claim to our assets over our stockholders. If we are unable to meet the financial obligations under the Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on the outstanding Notes to be due and payable immediately.

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

Assumed Return on Our Portfolio(1)
(net of expenses)

	(10)%	(5)%	0%	5%	10%
Corresponding net return to common stockholder	(25.8)%	(15.4)%	(5.0)%	5.4%	15.8%

(1) Assumes $959.6 million in total assets, $487.1 million in debt outstanding, $460.4 million in net assets, and a weighted average interest rate of 4.7%. Actual interest payments may be different.

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

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay distributions.

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

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay distributions to our stockholders.

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

Approximately 6.5% of the Company's portfolio at fair value is invested in energy-related businesses. A decline in oil and natural gas prices would adversely affect the credit quality of these investments. A decrease in credit quality would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect the Company's financial position and results of operations. Should the current decline in oil and natural gas prices persist, it is likely that the Company's energy-related portfolio companies' abilities to satisfy financial or operating covenants imposed by the Company or other lenders will be adversely affected, thereby negatively impacting the Company's financial condition and their ability to satisfy their debt service and other obligations to the Company.

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

We may make or acquire loans or investments through participation agreements. A participation agreement typically results in a contractual relationship only with the counterparty to the participation agreement and not with the borrower. MCC Advisors has adopted best execution procedures and guidelines to mitigate credit and counterparty risk when we acquire a loan through a participation agreement. In investing through participations, we will generally not have a right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, we will be exposed to the credit risk of both the borrower and the counterparty selling the participation. In the event of insolvency of the counterparty, we, by virtue of holding participation interests in the loan, may be treated as its general unsecured creditor. In addition, although we may have certain contractual rights under the loan participation that require the counterparty to obtain our consent prior to taking various actions relating to the loan, we cannot guarantee that the counterparty will seek such consent prior to taking various actions. Further, in investing through participation agreements, we may not be able to conduct the due diligence on the borrower or the quality of the loan with respect to which it is buying a participation that we would otherwise conduct if we were investing directly in the loan, which may result in us being exposed to greater credit or fraud risk with respect to the borrower or the loan than we expected when initially purchasing the participation. See “Risks Related to Our Business - There are significant potential conflicts of interest that could affect our investment returns” above.

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

Our business requires a substantial amount of capital to operate and grow. We may acquire additional capital from the issuance of senior securities (including debt and preferred stock), the issuance of additional shares of our common stock or from securitization transactions. We also may issue, through our SBIC subsidiary, additional SBA-guaranteed debentures, subject to certain restrictions. For a discussion of the requirements for issuing SBA-guaranteed debentures, see “Regulation - Small Business Investment Company Regulations.” However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations.

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

The Dodd-Frank Reform Act became effective on July 21, 2010. Many provisions of the Dodd-Frank Reform Act have delayed effective dates or have required extensive rulemaking by regulatory authorities. However, the new presidential administration has announced its intention to repeal, amend, or replace certain portions of the Dodd-Frank Act and the regulations implemented thereunder. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended, or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations or financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

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

We have elected and qualified to be treated as a RIC under Subchapter M of the Code and intend to maintain such qualification for succeeding tax years. No assurance can be given that we will be able to qualify for and maintain our RIC tax treatment. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

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

•
The asset diversification requirement is satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2017, before netting out debt issuance costs, there was $102.0 million outstanding under our Term Loan Facility, $68.0 million outstanding under our Revolving Credit Facility, and $150.0 million SBA-guaranteed debentures outstanding. The indebtedness under the Facilities and the SBA-guaranteed debentures are effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

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

Although the Notes are listed on the NYSE under the symbols “MCV,” in the case of the 2023 Notes, and “MCX,” in the case of the 2021 Notes, we cannot provide any assurances that an active trading market will develop or be sustained for the Notes or that you will be able to sell your Notes. At various times, the Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market is not sustained, the liquidity and trading price for the Notes may be harmed.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is currently traded on the New York Stock Exchange under the symbol “MCC”. The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a percentage of net asset value, or NAV, and the dividends per share declared by us for each fiscal quarter during the years ended September 30, 2017 and 2016.

		Closing Sales Price
Period	NAV(1)	High	Low	Premium/Discount of High Sales Price to NAV(2)	Premium/Discount of Low Sales Price to NAV(2)	Declared Dividends(3)
Fiscal year ended September 30, 2017
First quarter	$9.39	$7.87	$6.96	83.81%	74.12%	$0.22
Second quarter	$8.94	$8.00	$7.40	89.49%	82.77%	$0.22
Third quarter	$8.84	$7.84	$5.96	88.69%	67.42%	$0.16
Fourth quarter	$8.45	$6.57	$5.79	77.75%	68.52%	$0.16
Fiscal year ended September 30, 2016
First quarter	$10.01	$8.16	$7.01	81.52%	70.03%	$0.30
Second quarter	$9.80	$7.74	$5.37	78.98%	54.80%	$0.30
Third quarter	$9.76	$6.95	$6.26	71.21%	64.14%	$0.30
Fourth quarter	$9.49	$7.77	$7.05	81.88%	74.29%	$0.22

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

The last reported price for our common stock on December 6, 2017 was $5.75 per share. As of September 30, 2017, we had 12 stockholders of record.

Sales of Unregistered Securities

During the year ended September 30, 2017, we did not issue any shares of common stock under our dividend reinvestment plan.

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we could purchase up to an aggregate amount of $30.0 million of our common stock between the period of the approval date and February 5, 2016. On December 4, 2015, the board of directors extended the duration of the share repurchase program through December 31, 2016, and increased the aggregate amount to $50.0 million. On December 7, 2016, the board of directors extended the duration of the share repurchase program through December 31, 2017. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. We did not repurchase any shares during the year ended September 30, 2017.

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

Dividends Declared

Record Dates	Payment Dates	Per Share
Fiscal year ended September 30, 2011
June 1, 2011	June 15, 2011	$0.16
September 1, 2011	September 15, 2011	0.21
Total		$0.37

Fiscal year ended September 30, 2012
December 15, 2011	December 30, 2011	$0.25
February 24, 2012	March 15, 2012	0.28
May 25, 2012	June 15, 2012	0.31
August 24, 2012	September 14, 2012	0.36
Total		$1.20

Fiscal year ended September 30, 2013
November 23, 2012	December 14, 2012	$0.36
February 27, 2013	March 15, 2013	0.36
May 27, 2013	June 14, 2013	0.36
August 23, 2013	September 13, 2013	0.37
Total		$1.45

Fiscal year ended September 30, 2014
November 22, 2013	December 13, 2013	$0.37
February 26, 2014	March 14, 2014	0.37
May 28, 2014	June 13, 2014	0.37
August 27, 2014	September 12, 2014	0.37
Total		$1.48

Fiscal year ended September 30, 2015
November 26, 2014	December 12, 2014	$0.37
February 25, 2015	March 13, 2015	0.30
May 20, 2015	June 12, 2015	0.30
August 19, 2015	September 11, 2015	0.30
Total		$1.27

Fiscal year ended September 30, 2016
November 25, 2015	December 18, 2015	$0.30
February 24, 2016	March 18, 2016	0.30
May 25, 2016	June 24, 2016	0.30
August 24, 2016	September 23, 2016	0.22
Total		$1.12

Fiscal year ended September 30, 2017
November 23, 2016	December 23, 2016	$0.22
February 22, 2017	March 24, 2017	0.22
May 24, 2017	June 23, 2017	0.16
August 23, 2017	September 22, 2017	0.16
Total		$0.76

Subsequent to September 30, 2017, our board of directors declared a quarterly dividend of $0.16 per share payable on December 22, 2017, to stockholders of record at the close of business on November 22, 2017.

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

Stock Performance Graph

This graph compares the stockholder return on our common stock from January 20, 2011 (IPO) to September 30, 2017 with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index. This graph assumes that on January 20, 2011, $100 was invested in our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following selected financial and other data for the years ended September 30, 2017, 2016, 2015, 2014, and 2013 is derived from the audited consolidated financial statements for such years, included in Part II, Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	For the years ended September 30,
	2017	2016	2015	2014	2013
Statement of Operations data:
Total investment income	96,256	120,749	149,196	139,390	88,991
Base management fees	17,773	19,470	22,450	17,684	10,918
Incentive fees	896	11,492	18,234	18,667	11,600
All other expenses	41,309	39,843	35,576	28,371	20,074
Management fee waiver	(48)	(143)	—	—	—
Incentive fee waiver	(44)	(3,504)	—	—	—
Net investment income	36,370	53,591	72,936	74,668	46,399
Net realized gain/(loss) on investments	(73,086)	(39,383)	(60,910)	356	261
Net unrealized appreciation/(depreciation) on investments	21,644	(42,257)	(26,723)	(21,274)	(7,242)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	1,092	87	(61)	(1,592)	—
Loss on extinguishment of debt	(1,097)	—	—	—	—
Net increase/(decrease) in net assets resulting from operations	(15,077)	(27,962)	(14,758)	52,158	39,418
Per share data:
Net asset value per common share at year end	8.45	9.49	11.00	12.43	12.70
Market price at year end	5.97	7.63	7.44	11.81	13.79
Net investment income	0.67	0.97	1.27	1.58	1.53
Net realized and unrealized loss on investments	(0.94)	(1.47)	(1.52)	(0.45)	(0.23)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	0.02	—	(0.01)	(0.03)	—
Loss on extinguishment of debt	(0.02)	—	—	—	—
Net increase/(decrease) in net assets resulting from operations	(0.28)	(0.50)	(0.26)	1.10	1.30
Dividends paid	0.76	1.12	1.27	1.48	1.45
Statement of Assets and Liabilities data:
Total investments at fair value	836,991	914,184	1,216,092	1,245,538	749,237
Cash and cash equivalents	108,572	104,485	15,714	36,731	8,558
Other assets(2)	13,997	12,211	12,276	30,189	10,075
Total assets	959,560	1,030,880	1,244,082	1,312,458	767,870
Total liabilities	499,131	513,961	624,162	582,601	258,036
Total net assets	460,429	516,919	619,920	729,857	509,834
Other data:
Weighted average annual yield on debt investments(1)	10.8%	11.8%	12.3%	12.6%	13.8%
Number of investments at year end	64	58	72	79	57

(1)	The weighted average yield is based upon original cost on our income bearing debt investments.

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

Our investment objective is to generate current income and capital appreciation by lending to privately-held middle market companies, primarily through directly originated transactions, to help these companies fund acquisitions, growth or refinancing. Our portfolio generally consists of senior secured first lien term loans and senior secured second lien term loans. In some of our investments, we receive warrants or other equity participation features, which we believe will increase the total investment returns.

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

Portfolio and Investment Activity

As of September 30, 2017 and 2016, our portfolio had a fair market value of approximately $837.0 million and $914.2 million, respectively. The following table summarizes our portfolio and investment activity during the fiscal years ended September 30, 2017 and 2016 (dollars in thousands):

	For the years ended September 30
	2017	2016
Investments made in new portfolio companies	$169,759	$25,554
Investments made in existing portfolio companies	62,964	68,905
Aggregate amount in exits and repayments	(276,072)	(327,600)
Net investment activity	$(43,349)	$(233,141)

Portfolio Companies, at beginning of year	58	72
Number of new portfolio companies	35	2
Number of exited portfolio companies	(29)	(16)
Portfolio companies, at end of year	64	58

Number of investments in existing portfolio companies	15	17

The following table summarizes the amortized cost and the fair value of our average portfolio company investment and largest portfolio company investment as of September 30, 2017 and 2016 (dollars in thousands):

	September 30, 2017		September 30, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company investment	$14,282	$13,078	$17,464	$15,762
Largest portfolio company investment	52,137	50,667	53,777	51,930

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2017 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$559,461	61.2%	$537,163	64.2%
Senior Secured Second Lien Term Loans	161,885	17.7	135,826	16.2
Senior Secured First Lien Notes	26,768	2.9	27,545	3.3
Unsecured Debt	22,728	2.5	—	—
MCC Senior Loan Strategy JV I LLC	56,087	6.1	56,138	6.7
Equity/Warrants	87,124	9.6	80,319	9.6
Total	$914,053	100.0%	$836,991	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2016 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$612,762	60.5%	$565,329	61.8%
Senior Secured Second Lien Term Loans	229,898	22.7	213,537	23.4
Senior Secured First Lien Notes	26,755	2.6	27,423	3.0
Unsecured Debt	62,150	6.1	52,809	5.8
MCC Senior Loan Strategy JV I LLC	32,113	3.2	31,252	3.4
Equity/Warrants	49,213	4.9	23,834	2.6
Total	$1,012,891	100.0%	$914,184	100.0%

As of September 30, 2017, our income-bearing investment portfolio, which represented nearly 80.9% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 10.8%, and 83.5% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 16.5% bore interest at fixed rates. As of September 30, 2017, the weighted average yield based upon cost of our total portfolio was approximately 8.7%.

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2017 and 2016 (dollars in thousands):

	September 30, 2017		September 30, 2016
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$42,346	5.1%	$112,770	12.3%
2	527,410	63.0	554,384	60.6
3	139,481	16.7	170,496	18.7
4	69,864	8.3	65,349	7.2
5	57,890	6.9	11,185	1.2
Total	$836,991	100.0%	$914,184	100.0%

Results of Operations

Operating results for the years ended September 30, 2017, 2016 and 2015 are as follows (dollars in thousands):

	For the years ended September 30
	2017	2016	2015
Total investment income	$96,256	$120,749	$149,196
Total expenses, net	59,619	67,158	76,260
Net investment income before excise taxes	36,637	53,591	72,936
Excise tax expense	(267)	—	—
Net investment income	36,370	53,591	72,936
Net realized gains/(losses) from investments	(73,086)	(39,383)	(60,910)
Net unrealized appreciation/(depreciation) on investments	21,644	(42,257)	(26,723)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	1,092	87	(61)
Loss on extinguishment of debt	(1,097)	—	—
Net increase in net assets resulting from operations	$(15,077)	$(27,962)	$(14,758)

Investment Income

For the year ended September 30, 2017, investment income totaled $96.3 million, of which $89.7 million was attributable to portfolio interest and dividend income, and $6.6 million to fee income. For the year ended September 30, 2016, investment income totaled $120.7 million, of which $113.2 million was attributable to portfolio interest and dividend income, and $7.5 million to fee income. For the year ended September 30, 2015, investment income totaled $149.2 million, of which $138.5 million was attributable to portfolio interest and dividend income, and $10.7 million to fee income.

Operating Expenses

Operating expenses for the years ended September 30, 2017, 2016 and 2015 are as follows (dollars in thousands):

	For the years ended September 30
	2017	2016	2015
Base management fees	$17,773	$19,470	$22,450
Incentive fees	896	11,492	18,234
Interest and financing expenses	31,403	30,277	25,531
Administrator expenses	3,848	3,915	4,107
General and administrative	2,555	2,336	1,932
Professional fees	2,192	2,277	2,865
Directors fees	647	544	579
Insurance	397	494	562
Expenses before management and incentive fee waivers	59,711	70,805	76,260
Management fee waiver	(48)	(143)	—
Incentive fee waiver	(44)	(3,504)	—
Expenses, net of management and incentive fee waivers	$59,619	$67,158	$76,260

For the year ended September 30, 2017, total operating expenses before management and incentive fee waivers decreased by $11.1 million, or 15.7%, compared to the year ended September 30, 2016.

For the year ended September 30, 2016, total operating expenses before management and incentive fee waivers decreased by $5.5 million, or 7.2%, compared to the year ended September 30, 2015.

Interest and Financing Expenses

Interest and financing expenses for the year ended September 30, 2017 increased by $1.1 million, or 3.7%, compared to the year ended September 30, 2016. The increase in interest and financing expenses was primarily due to the increase in LIBOR rates, the issuance of an additional $39.4 million of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes,”) as well as an acceleration of debt issuance costs in the amount of $1.3 million related to the reduction of the revolving credit facility (the “Revolving Credit Facility”) commitment to $200.0 million from $343.5 million offset by the repayment of the 7.125% unsecured notes (the “2019 Notes”) in February 2017.

Interest and financing expenses for the year ended September 30, 2016 increased by $4.7 million, or 18.6%, compared to the year ended September 30, 2015. The increase in interest and financing expenses was primarily due to the issuance of $74.0 million in aggregate principal amount of 6.50% unsecured notes that mature on January 30, 2021 (the “2021 Notes” and together with the 2019 Notes and 2023 Notes, the “Notes,”) as well as an increase in commitment on a five-year senior secured term loan credit facility (the “Term Loan Facility” and together with the Revolving Credit Facility, “the Facilities”).

Base Management Fees and Incentive Fees

Base management fees for the year ended September 30, 2017 decreased by $1.7 million, or 8.7%, compared to the year ended September 30, 2016 due to the decline in the portfolio in the period. Incentives fees for the year ended September 30, 2017 decreased by $10.6 million, or 92.2%, due to the decrease in pre-incentive fee net investment income. Additionally, both base management and incentive fees declined due to the effect of the Fee Waiver Agreement described in the "Investment Management Agreement" section.

Base management fees for the year ended September 30, 2016 decreased by $3.0 million, or 13.3%, compared to the year ended September 30, 2015 due to the decline in the portfolio in the period. Incentives fees for the year ended September 30, 2016 decreased by $6.7 million, or 37.0%, due to the decrease in pre-incentive fee net investment income. Additionally, both base management and incentive fees declined due to the effect of the Fee Waiver Agreement described in the "Investment Management Agreement" section.

Professional Fees and Other General and Administrative Expenses

Professional fees and general and administrative expenses for the year ended September 30, 2017 increased by $0.1 million, or 0.8%, compared to the year ended September 30, 2016 primarily due to an increase in legal expenses, directors expenses and general administrative expenses offset by a decrease in audit expenses, administrator expenses, insurance expenses and valuation expenses.

Professional fees and general and administrative expenses for the year ended September 30, 2016 decreased by $0.5 million, or 4.8%, compared to the year ended September 30, 2015 primarily due to a decrease in legal expenses, directors expenses, audit expenses, administrator expenses, insurance expenses and valuation expenses offset by an increase in general and administrative expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the year ended September 30, 2017, we recognized $73.1 million of realized loss on our portfolio investments. The realized loss was primarily due to the non-cash restructuring transactions of three investments, the liquidation of one investment as well as the write off of certain investments offset by the non-cash exchange of one equity investment.

During the year ended September 30, 2016, we recognized $39.4 million of realized loss on our portfolio investments. The realized loss was primarily due to the non-cash restructuring transactions of two investments and the write off of one investment offset by a realized gain on the sale of one equity investment.

During the year ended September 30, 2015, we recognized $60.9 million of realized loss on our portfolio investments. The realized loss was primarily due realized losses on the sale of two investments as well as the write off of certain investments offset by a realized gain on the sale of one equity investment.

Realized loss on extinguishment of debt

In the event that we modify or extinguish our debt prior to maturity, we account for it in accordance with ASC 470-50, Modifications and Extinguishments, in which we measure the difference between the reacquisition price of the debt and the net carrying amount of the debt, which includes any unamortized debt issuance costs. During the year ended September 30, 2017, we recognized $1.1 million of loss on extinguishment of debt from the redemption of the 2019 Notes as well as the paydown of the Term Loan Facility. There was no loss on extinguishment of debt during the years ended September 30, 2016 and 2015, respectively.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio. For the year ended September 30, 2017, we had $21.6 million of net unrealized appreciation on investments. For the years ended September 30, 2016 and 2015, we had $42.3 million and $26.7 million, of net unrealized depreciation on investments, respectively.

Provision for Deferred Taxes on Unrealized Appreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the years ended September 30, 2017 and 2016, the change in provision for deferred taxes on the unrealized depreciation on investments was $1.1 million and $0.1 million, respectively. For the year ended September 30, 2015, the change in provision for deferred taxes on the unrealized appreciation on investments was $0.1 million.

Changes in Net Assets from Operations

For the year ended September 30, 2017, we recorded a net decrease in net assets resulting from operations of $15.1 million compared to a net decrease in net assets resulting from operations of $28.0 million for the year ended September 30, 2016 and a net decrease in net assets resulting from operations of $14.8 million for the year ended September 30, 2015 as a result of the factors discussed above. Based on 54,474,211, 55,399,646, and 57,624,779 weighted average common shares outstanding for the years ended September 30, 2017, 2016 and 2015, respectively, our per share net decrease in net assets resulting from operations was $0.28, $0.50, and $0.26 for the years ended September 30, 2017, 2016, and 2015, respectively.

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

As of September 30, 2017, $108.6 million was invested in interest-bearing money market accounts. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

Credit Facility

The Company has a Term Loan Facility with ING Capital LLC, as administrative agent, in order to borrow funds to make additional investments.

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

On September 1, 2017, the Company reduced the Term Loan Facility commitment from $174.0 million to $102.0 million. The reduction was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to a realized loss of $0.6 million and recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

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

As of September 30, 2017, total commitments under the Facilities are $302.0 million, comprised of $200.0 million committed to the Revolving Credit Facility and $102.0 million funded under the Term Loan Facility.

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

2021 Notes

On December 17, 2015, the Company issued $70.8 million in aggregate principal amount of the 2021 Notes. On January 14, 2016, the Company closed an additional $3.25 million in aggregate principal amount of the 2021 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes. The 2021 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 30, 2019. The 2021 Notes bear interest at a rate of 6.50% per year, payable quarterly on January 30, April 30, July 30 and October 30 of each year, beginning January 30, 2016. The 2021 Notes are listed on the NYSE and trade thereon under the trading symbol ‘‘MCX’’.

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

SBA Debentures

On March 26, 2013, our wholly-owned subsidiary, Medley SBIC LP (“SBIC LP”) received a Small Business Investment Company (“SBIC”) license from the Small Business Administration (“SBA”) under Section 301(c) of the Small Business Investment Company Act of 1958, as amended.

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

As of September 30, 2017, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. As of September 30, 2017, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company. The guarantee will renew annually until cancellation.

As of September 30, 2017 and 2016, we had commitments under loan and financing agreements to fund up to $23.7 million to 15 portfolio companies and $9.2 million to 8 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and a revolver, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2017 and 2016 is shown in the table below (dollars in thousands):

	September 30, 2017	September 30, 2016
SMART Financial Operations, LLC - Delayed Draw Term Loan	$4,725	$—
Barry's Bootcamp Holdings, LLC - Revolver	4,400	—
Accupac, Inc. - Delayed Draw Term Loan	2,612	—
CP OPCO LLC - Revolver	1,973	609
AAR Intermediate Holdings, LLC - Revolver	1,797	1,797
SFP Holding, Inc. - Delayed Draw Term Loan	1,778	—
Barry's Bootcamp Holdings, LLC - Delayed Draw Term Loan	1,271	—
Trans-Fast Remittance LLC - Delayed Draw Term Loan	1,057	—
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Brantley Transportation LLC - Delayed Draw Term Loan	788	863
Impact Sales, LLC - Delayed Draw Term Loan	755	—
Black Angus Steakhouses, LLC - Revolver	516	446
Access Media Holdings, LLC - Series AAA Preferred Equity	277	—
Central States Dermatology Services, LLC - Delayed Draw Term Loan	254	—
NVTN LLC - Delayed Draw Term Loan	250	—
SavATree, LLC - Delayed Draw Term Loan	167	—
Engineered Machinery Holdings, Inc. - Delayed Draw Term Loan	159	—
Tenere Acquisition Corp. - Delayed Draw Term Loan	—	2,000
DHISCO Electronic Distribution, Inc. - Revolver	—	1,905
Lydell Jewelry Design Studio, LLC - Delayed Draw Term Loan	—	500
Access Media Holdings, LLC - Series AA Preferred Equity	—	184
Total	$23,672	$9,197

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at September 30, 2017 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Revolving Facility	$68,000	$—	$68,000	$—	$—
Term Loan Facility	102,000	—	102,000	—	—
2021 Notes	74,013	—	—	74,013	—
2023 Notes	102,847	—	—	—	102,847
SBA Debenture	150,000	—	—	—	150,000
Total contractual obligations	$496,860	$—	$170,000	$74,013	$252,847

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

On March 27, 2015, Medley Capital Corporation and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (“MCC JV”). Medley Capital Corporation and GALIC have committed to provide $100 million of equity to MCC JV, with Medley Capital Corporation providing $87.5 million and GALIC providing $12.5 million. MCC JV commenced operations on July 15, 2015. On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with commitments of $100 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. As of September 30, 2017, MCC JV has drawn approximately $130.5 million on the JV Facility. As of September 30, 2017, MCC JV had total investments at fair value of $184.2 million. As of September 30, 2017, MCC JV’s portfolio was comprised of senior secured first lien term loans to 46 different borrowers. As of September 30, 2017, certain investments in one portfolio company were on non-accrual status.

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

The following table summarizes the dividend distributions during the year ended September 30, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
11/3/2016	11/23/2016	12/23/2016	$0.22
1/31/2017	2/22/2017	3/24/2017	0.22
5/5/2017	5/24/2017	6/23/2017	0.16
8/3/2017	8/23/2017	9/22/2017	0.16
			$0.76

Stock Repurchase Program

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we could purchase up to an aggregate amount of $30.0 million of our common stock between the period of the approval date and February 5, 2016. On December 4, 2015, the board of directors extended the duration of the share repurchase program through December 31, 2016, and increased the aggregate amount to $50.0 million. On December 7, 2016, the board of directors extended the duration of the share repurchase program through December 31, 2017. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. As of September 30, 2017, the Company has repurchased an aggregate of 4,259,073 shares of common stock at an average price of $8.00 per share with a total cost of approximately $34.1 million. The maximum dollar value of shares that may yet be purchased under the plan is $15.9 million. This program may be limited or terminated at any time without prior notice. Since the inception of the program, the Company's net asset value per share was increased by approximately $0.23 as a result of the share repurchases.

The following table summarizes our share repurchases under our stock repurchase program for the years ended September 30, 2017, 2016 and 2015 (dollars in thousands, except share and per share amounts):

	For the years ended September 30
	2017	2016	2015
Dollar amount repurchased	N/A(1)	$12,870	$21,205
Shares Repurchased	N/A(1)	1,862,941	2,396,132
Average price per share	N/A(1)	$6.91	$8.85
Weighted average discount to Net Asset Value	N/A(1)	31.0%	23.5%

(1)	The Company did not repurchase any shares for the year ended September 30, 2017.

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

•
Independent third-party valuation firms are also employed for all of our investments for which there is not a readily available market value. At least twice annually, including at year end, the valuation for each portfolio investment is reviewed by an independent valuation firm.

•	The audit committee of our board of directors reviews the preliminary valuations of the investment professionals, senior management and independent valuation firms.

•
Our audit committee reviews and the board of directors approves the valuations and determines the fair value of each investment in our portfolio in good faith based on the input of MCC Advisors, the respective independent valuation firms and the audit committee.

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

Determination of fair values involves subjective judgments and estimates made by management. The notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At September 30, 2017, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $72.5 million, or 8.7% of the fair value of our portfolio. At September 30, 2016, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $55.9 million, or 6.1% of the fair value of our portfolio. At September 30, 2015, certain investments in three portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $25.5 million, or 2.1% of the fair value of our portfolio.

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

Recent Developments

On October 31, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.16 per share payable on December 22, 2017, to stockholders of record at the close of business on November 22, 2017.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended September 30, 2017, we did not engage in hedging activities.

As of September 30, 2017, 83.5% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate LIBOR floor as of September 30, 2017 was as follows (dollars in thousands):

	September 30, 2017
	Fair Value	% of Floating Rate Portfolio
Under 1%	$84,166	14.9%
1% to under 2%	425,749	75.3
2% to under 3%	50,245	8.9
3%	4,916	0.9
Total	$565,076	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2017, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase(1)	Interest Income	Interest Expense	Net Increase/ (Decrease)
100	$5,300	$1,700	$3,600
200	11,200	3,400	7,800
300	17,100	5,100	12,000
400	23,000	6,800	16,200
500	28,900	8,500	20,400

As of September 30, 2016, 78.7% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash LIBOR interest rate floor as of September 30, 2016 was as follows (dollars in thousands):

	September 30, 2016
	Fair Value	% of Floating Rate Portfolio
Under 1%	$141,508	22.1%
1% to under 2%	445,742	69.6
2% to under 3%	35,632	5.6
3%	17,033	2.7
Total	$639,915	100.0%

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2016, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR base rate changes in interest rates, assuming no changes in our investment and capital structure.

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

Item 8.  Consolidated Financial Statements and Supplementary Data

Audit Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Medley Capital Corporation

We have audited the accompanying consolidated statements of assets and liabilities of Medley Capital Corporation (the Company), including the consolidated schedules of investments, as of September 30, 2017 and 2016, and the related consolidated statements of operations, changes in net assets, and cash flows, for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of September 30, 2017 and 2016 by correspondence with the custodian, directly with designees of the portfolio companies and debt agents, as applicable, or by other appropriate auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medley Capital Corporation at September 30, 2017 and 2016, and the consolidated results of its operations, changes in its net assets, and its cash flows, for each of the three years in the period ended September 30, 2017 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Medley Capital Corporation’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 7, 2017 expressed an unqualified opinion thereon.

 /s/ Ernst and Young LLP

New York, New York
December 7, 2017

Report on Internal Controls

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Medley Capital Corporation

We have audited Medley Capital Corporation’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Medley Capital Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Form 10-K, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Medley Capital Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, as of September 30, 2017 and 2016, and the related consolidated statements of operations, changes in net assets, and cash flows, for each of the three years in the period ended September 30, 2017, and our report dated December 7, 2017 expressed an unqualified opinion thereon.

/s/ Ernst and Young LLP

New York, New York
December 7, 2017

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	September 30, 2017	September 30, 2016
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $625,108,198 and $813,813,853, respectively)	$575,495,698	$767,302,020
Affiliated investments (amortized cost of $91,026,729 and $10,000,000, respectively)	90,071,365	10,000,000
Controlled investments (amortized cost of $197,918,352 and $189,077,188, respectively)	171,423,836	136,882,275
Total investments at fair value	836,990,899	914,184,295
Cash and cash equivalents	108,571,958	104,485,263
Interest receivable	9,371,048	8,982,154
Other assets	3,321,822	893,140
Fees receivable	765,756	1,403,383
Deferred offering costs	307,015	242,991
Receivable for dispositions and investments sold	231,895	689,379
Total assets	$959,560,393	$1,030,880,605

LIABILITIES
Revolving credit facility payable (net of debt issuance costs of $1,777,181 and $3,589,844, respectively)	$66,222,819	$10,410,156
Term loan payable (net of debt issuance costs of $1,045,895 and $2,196,756, respectively)	100,954,105	171,803,244
Notes payable (net of debt issuance costs of $4,122,533 and $4,629,649, respectively)	172,751,776	172,883,176
SBA debentures payable (net of debt issuance costs of $2,845,694 and $3,525,029, respectively)	147,154,306	146,474,971
Management and incentive fees payable (see Note 6)	4,312,004	4,558,619
Interest and fees payable	3,759,891	1,714,023
Accounts payable and accrued expenses	1,863,546	2,662,950
Deferred tax liability	911,936	2,003,724
Administrator expenses payable (see Note 6)	859,794	990,236
Deferred revenue	259,552	369,805
Due to affiliate	81,347	90,559
Total liabilities	$499,131,076	$513,961,463

Guarantees and Commitments (see Note 8)

NET ASSETS
Common stock, par value $0.001 per share, 100,000,000 common shares authorized, 54,474,211 and 54,474,211 common shares issued and outstanding, respectively	$54,474	$54,474
Capital in excess of par value	705,046,098	705,326,059
Accumulated undistributed net investment income	9,528,367	10,811,762
Accumulated net realized gain/(loss) from investments	(176,662,889)	(99,000,266)
Net unrealized appreciation/(depreciation) on investments, net of deferred taxes	(77,536,733)	(100,272,887)
Total net assets	460,429,317	516,919,142
Total liabilities and net assets	$959,560,393	$1,030,880,605

NET ASSET VALUE PER SHARE	$8.45	$9.49

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the years ended September 30
	2017	2016	2015
INVESTMENT INCOME:
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$65,398,561	$98,057,236	$125,023,291
Payment-in-kind	9,970,327	8,009,607	8,293,561
Affiliated investments:
Cash	1,950,454	667,000	1,138,652
Payment-in-kind	774,543	—	190,446
Controlled investments:
Cash	2,045,830	949,732	2,030,504
Payment-in-kind	5,099,935	4,531,210	1,670,033
Total interest income	85,239,650	112,214,785	138,346,487
Dividend income, net of provisional taxes ($0, $511,510 and $143,833, respectively)	4,232,453	1,046,476	107,434
Interest from cash and cash equivalents	163,599	32,242	5,805
Fee income (see Note 9)	6,620,376	7,455,466	10,736,376
Total investment income	96,256,078	120,748,969	149,196,102

EXPENSES:
Base management fees (see Note 6)	17,772,593	19,469,583	22,450,398
Incentive fees (see Note 6)	895,675	11,492,006	18,234,110
Interest and financing expenses	31,402,538	30,276,926	25,531,099
Administrator expenses (see Note 6)	3,848,299	3,915,506	4,106,806
General and administrative	2,555,448	2,336,025	1,931,881
Professional fees	2,192,210	2,276,902	2,865,187
Directors fees	646,758	543,847	578,587
Insurance	396,797	494,136	561,594
Expenses before management and incentive fee waivers	59,710,318	70,804,931	76,259,662
Management fee waiver (see Note 6)	(47,941)	(142,546)	—
Incentive fee waiver (see Note 6)	(43,663)	(3,504,103)	—
Total expenses net of management and incentive fee waivers	59,618,714	67,158,282	76,259,662
Net investment income before excise taxes	36,637,364	53,590,687	72,936,440
Excise tax expense	(267,183)	—	—
NET INVESTMENT INCOME	36,370,181	53,590,687	72,936,440

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments
Non-controlled/non-affiliated investments	(40,007,550)	(39,382,650)	(62,359,239)
Affiliated investments	3,391,500	—	1,449,030
Controlled investments	(36,470,249)	—	—
Net realized gain/(loss) from investments	(73,086,299)	(39,382,650)	(60,910,209)
Net unrealized appreciation/(depreciation) on investments
Non-controlled/non-affiliated investments	(7,611,264)	(4,571,897)	(14,329,084)
Affiliated investments	501,163	—	(1,491,516)
Controlled investments	28,754,467	(37,685,558)	(10,902,125)
Net unrealized appreciation/(depreciation) on investments	21,644,366	(42,257,455)	(26,722,725)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	1,091,788	87,333	(61,329)
Loss on extinguishment of debt	(1,096,682)	—	—
Net gain/(loss) on investments	(51,446,827)	(81,552,772)	(87,694,263)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(15,076,646)	$(27,962,085)	$(14,757,823)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.28)	$(0.50)	$(0.26)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.67	$0.97	$1.27
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	54,474,211	55,399,646	57,624,779
DIVIDENDS DECLARED PER COMMON SHARE	$0.76	$1.12	$1.27

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the years ended September 30
	2017	2016	2015
OPERATIONS:
Net investment income	$36,370,181	$53,590,687	$72,936,440
Net realized gain/(loss) from investments	(73,086,299)	(39,382,650)	(60,910,209)
Net unrealized appreciation/(depreciation) on investments	21,644,366	(42,257,455)	(26,722,725)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	1,091,788	87,333	(61,329)
Loss on extinguishment of debt	(1,096,682)	—	—
Net increase/(decrease) in net assets from operations	(15,076,646)	(27,962,085)	(14,757,823)
SHAREHOLDER DISTRIBUTIONS:
Distributions from net investment income	(41,400,401)	(62,122,756)	(73,973,810)
Net decrease in net assets from shareholder distributions	(41,400,401)	(62,122,756)	(73,973,810)
COMMON SHARE TRANSACTIONS:
Offering costs	(12,778)	(46,429)	—
Repurchase of common stock under stock repurchase program (0, 1,862,941, and 2,396,132 shares, respectively)	—	(12,869,972)	(21,204,864)
Net increase/(decrease) in net assets from common share transactions	(12,778)	(12,916,401)	(21,204,864)
Total increase/(decrease) in net assets	(56,489,825)	(103,001,242)	(109,936,497)
Net assets at beginning of year	516,919,142	619,920,384	729,856,881
Net assets at end of year including accumulated undistributed net investment income of $9,528,367, $10,811,766 and $20,351,831, respectively	$460,429,317	$516,919,142	$619,920,384

Net asset value per common share	$8.45	$9.49	$11.00
Common shares outstanding at end of year	54,474,211	54,474,211	56,337,152

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the years ended September 30
	2017	2016	2015
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS	$(15,076,646)	$(27,962,085)	$(14,757,823)
ADJUSTMENTS TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(14,743,799)	(14,442,519)	(10,443,996)
Net amortization of premium/(discount) on investments	(1,362,534)	(874,204)	(1,692,973)
Amortization of debt issuance costs	4,587,474	3,550,181	2,593,026
Net realized (gain)/loss from investments	73,086,299	39,382,650	60,910,209
Loss on extinguishment of debt	1,096,682	—	—
Net deferred income taxes	(1,091,788)	206,368	205,211
Net unrealized (appreciation)/depreciation on investments	(21,644,366)	42,257,455	26,722,725
Proceeds from sale and settlements of investments	281,354,722	333,056,400	260,419,011
Purchases, originations and participations	(239,496,926)	(97,472,088)	(306,468,674)
(Increase)/decrease in operating assets:
Interest receivable	(388,894)	560,393	3,552,956
Other assets	(2,428,682)	(336,853)	94,750
Fees receivable	637,627	(13,749)	540,445
Receivable for dispositions and investments sold	457,484	(110,511)	13,710,742
Increase/(decrease) in operating liabilities:
Management and incentive fees payable, net	(246,615)	(5,403,915)	(482,277)
Interest and fees payable	2,045,868	400,092	(782,240)
Accounts payable and accrued expenses	(799,404)	159,508	173,198
Administrator expenses payable	(130,442)	(10,610)	(11,620)
Deferred revenue	(110,253)	(32,224)	136,536
Due to affiliate	(9,212)	(18,605)	69,600
Payable for investments purchased, originated and participated	—	—	(54,995,000)
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	65,736,595	272,895,684	(20,506,194)

Cash flows from financing activities
Offering costs paid	(76,805)	(80,944)	—
Repurchase of common stock under stock repurchase program	—	(12,869,972)	(21,204,864)
Borrowings on debt	213,863,443	147,112,825	206,000,000
Paydowns on debt	(232,500,000)	(251,800,000)	(107,300,000)
Debt issuance costs paid	(1,536,137)	(4,363,830)	(4,032,364)
Payments of cash dividends	(41,400,401)	(62,122,756)	(73,973,810)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(61,649,900)	(184,124,677)	(511,038)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	4,086,695	88,771,007	(21,017,232)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	104,485,263	15,714,256	36,731,488
CASH AND CASH EQUIVALENTS, END OF YEAR	$108,571,958	$104,485,263	$15,714,256

Supplemental Information:
Interest paid during the year	$24,692,824	$26,249,761	$23,643,303
Supplemental non-cash information:
Payment-in-kind interest income	$15,844,805	$12,540,818	$10,154,040
Net amortization of premium/(discount) on investments	$1,362,534	$874,204	$1,692,973
Amortization of debt issuance costs	$(4,587,474)	$(3,550,181)	$(2,593,026)
Non-cash purchase of investments	$118,256,477	$31,883,728	$—
Non-cash sale of investments	$118,256,477	$31,883,728	$—

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2017

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

3SI Security Systems, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	6/16/2023	17,500,000	17,500,000	17,500,000	3.8%
				17,500,000	17,500,000	17,500,000

Accupac, Inc.(7)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(13)(18)	9/14/2023	9,887,670	9,887,670	9,887,670	2.2%
				9,887,670	9,887,670	9,887,670

Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	12/11/2020	14,776,537	14,776,537	14,776,537	3.2%
				14,776,537	14,776,537	14,776,537

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/25/2023	6,500,000	6,500,000	6,578,000	1.4%
				6,500,000	6,500,000	6,578,000

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	6/30/2019	14,262,133	14,262,133	14,342,001	3.1%
				14,262,133	14,262,133	14,342,001

Avantor Performance Materials Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (LIBOR + 8.25% Cash, 1.00% LIBOR Floor)(13)	3/10/2025	1,000,000	990,465	1,020,000	0.2%
				1,000,000	990,465	1,020,000

Barry's Bootcamp Holdings, LLC(7)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	7,628,570	7,628,570	7,628,570	1.7%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)(17)	7/14/2022	—	—	—	0.0%
				7,628,570	7,628,570	7,628,570

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	7,700,893	7,700,893	7,375,190	1.6%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)(17)	4/24/2020	376,360	376,360	343,324	0.1%
				8,077,253	8,077,253	7,718,514

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Central States Dermatology Services, LLC(7)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	4/20/2022	1,087,248	1,087,248	1,087,248	0.2%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)(18)	4/20/2022	155,930	155,930	155,930	0.0%
				1,243,178	1,243,178	1,243,178

Comfort Holding, LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(13)	2/3/2025	1,000,000	961,738	850,200	0.2%
				1,000,000	961,738	850,200

CP OPCO, LLC(7)	Services: Consumer	Senior Secured First Lien Term Loan B (ABR + 5.50% PIK, 4.25% ABR Floor)(10)	3/31/2019	1,244,335	1,210,237	338,459	0.1%
		Senior Secured First Lien Term Loan C (ABR + 8.50% PIK, 4.25% ABR Floor)(10)	3/31/2019	9,088,659	4,060,507	—	0.0%
		Preferred Facility (ABR + 7.00% PIK, 3.75% ABR Floor)(10)	3/31/2019	5,297,476	—	—	0.0%
		Revolving Credit Facility (ABR + 3.50% Cash, 4.25% ABR Floor)	3/31/2019	—	—	—	0.0%
		Equity - 232 Common Units		—	—	—	0.0%
				15,630,470	5,270,744	338,459

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	7/26/2025	5,000,000	4,975,352	4,975,000	1.1%
				5,000,000	4,975,352	4,975,000

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/30/2019	13,277,500	13,277,500	13,246,962	2.9%
		Equity - 350 Common Units		—	700,000	273,808	0.1%
				13,277,500	13,977,500	13,520,770

CT Technologies Intermediate Holdings, Inc.(12)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	12/1/2022	7,500,000	7,500,000	7,500,000	1.6%
				7,500,000	7,500,000	7,500,000

DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 8.50% PIK, 1.50% LIBOR Floor)(14)	11/10/2019	4,005,143	4,005,143	4,005,143	0.9%
		Senior Secured First Lien Term Loan B (LIBOR + 11.00% PIK, 1.50% LIBOR Floor)(14)	11/10/2019	14,732,716	14,732,716	14,732,716	3.2%
		Senior Secured First Lien Term Loan C (LIBOR + 12.25% PIK, 1.50% LIBOR Floor)(10)(14)	11/10/2019	12,751,998	11,600,575	6,375,999	1.4%
		Senior Secured First Lien Term Loan D (LIBOR + 13.25% PIK, 1.50% LIBOR Floor)(10)(14)	11/10/2019	11,956,119	4,701,476	—	0.0%
		Equity - 1,230,769 Class A Units		—	1,230,769	—	0.0%
				43,445,976	36,270,679	25,113,858

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)(16)	10/1/2018	3,460,972	3,417,279	3,495,581	0.8%
		Preferred Equity (8.00% PIK)		3,571,500	3,571,500	3,571,500	0.8%
				7,032,472	6,988,779	7,067,081

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (13.50% PIK + LIBOR)(16)	6/6/2018	18,201,153	18,201,153	15,492,821	3.4%
				18,201,153	18,201,153	15,492,821

Engineered Machinery Holdings, Inc.(7)	Capital Equipment	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(14)	7/18/2025	1,519,149	1,504,143	1,503,957	0.3%
		Senior Secured Second Lien Delayed Draw Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(14)(19)	7/18/2025	21,702	21,487	19,894	0.0%
				1,540,851	1,525,630	1,523,851

FKI Security Group, LLC(12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	3/30/2020	11,656,250	11,656,250	11,656,250	2.5%
				11,656,250	11,656,250	11,656,250

Footprint Acquisition, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash)(15)	2/27/2020	5,117,626	5,117,626	5,117,626	1.1%
		Preferred Equity (8.75% PIK)		6,124,188	6,124,188	5,427,255	1.2%
		Equity - 150 Common Units		—	—	—	0.0%
				11,241,814	11,241,814	10,544,881

Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.50% LIBOR Floor)(14)	9/26/2019	12,410,000	12,410,000	12,517,967	2.7%
				12,410,000	12,410,000	12,517,967

Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(13)	2/7/2023	10,000,000	10,000,000	10,094,000	2.2%
				10,000,000	10,000,000	10,094,000

Global Accessories Group, LLC(12)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	151,339	0.0%
				—	151,337	151,339

Harrison Gypsum, LLC(12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 1.50% LIBOR Floor)(13)	12/21/2018	52,137,471	52,137,471	50,667,194	11.0%
				52,137,471	52,137,471	50,667,194

Heligear Acquisition Co.(8)	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	20,478,000	4.4%
				20,000,000	20,000,000	20,478,000

Imagine! Print Solutions LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(14)	6/21/2023	3,000,000	2,956,403	2,955,000	0.6%
				3,000,000	2,956,403	2,955,000

Impact Sales, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)	12/30/2021	2,605,312	2,605,312	2,621,986	0.6%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)(18)	12/30/2021	119,711	119,711	125,307	0.0%
				2,725,023	2,725,023	2,747,293

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2022	14,812,500	14,812,500	14,812,500	3.2%
				14,812,500	14,812,500	14,812,500

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 12.25% Cash)(15)	3/6/2019	20,100,000	20,100,000	20,071,860	4.4%
				20,100,000	20,100,000	20,071,860

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	2/15/2022	21,234,375	21,234,375	21,412,744	4.7%
				21,234,375	21,234,375	21,412,744

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(16)	2/19/2019	13,865,893	13,531,508	13,386,133	2.9%
		Warrants - 0.98% of Outstanding Equity(21)	2/19/2024	—	955,680	—	0.0%
				13,865,893	14,487,188	13,386,133

Merchant Cash and Capital, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 13.00% Cash, 3.00% LIBOR Floor)(13)	5/31/2017	4,915,635	4,915,635	4,915,635	1.1%
		Senior Secured Second Lien Term Loan (17.00% PIK)(10)	5/4/2017	15,519,966	15,167,277	7,759,983	1.7%
				20,435,601	20,082,912	12,675,618

Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(14)	9/29/2020	35,278,846	35,278,846	35,278,846	7.7%
				35,278,846	35,278,846	35,278,846

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)(14)	12/31/2018	21,127,331	21,127,331	21,127,331	4.6%
				21,127,331	21,127,331	21,127,331

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,755,233	21,755,233	18,992,318	4.1%
				21,755,233	21,755,233	18,992,318

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	8,459,113	8,034,525	8,503,947	1.8%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	2,808,500	2,808,500	2,823,385	0.6%
		Warrants - 1.56% of Outstanding Equity	1/9/2027	—	499,751	83,018	0.0%
				11,267,613	11,342,776	11,410,350

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(16)	7/8/2020	2,085,870	2,085,870	1,844,534	0.4%
		Equity - 479,283 Common Units(20)		—	129,406	38,343	0.0%
		Warrants - 2.8% of Outstanding Equity(21)	7/8/2020	—	52,757	21,103	0.0%
				2,085,870	2,268,033	1,903,980

Prince Mineral Holding Corp.(8)	Wholesale	Senior Secured First Lien Note (11.50% Cash)(21)	12/15/2019	6,800,000	6,767,560	7,066,560	1.5%
				6,800,000	6,767,560	7,066,560

Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(14)	11/1/2019	17,000,000	17,000,000	16,117,700	3.5%
				17,000,000	17,000,000	16,117,700

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

SavATree, LLC(7)	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)(18)	6/2/2022	1,330,000	1,330,000	1,330,000	0.3%
				1,330,000	1,330,000	1,330,000

Sendero Drilling Company, LLC	Energy: Oil & Gas	Warrants - 5.52% of Outstanding Equity	3/18/2019	—	793,523	2,188,676	0.5%
				—	793,523	2,188,676

Seotowncenter, Inc.(12)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	9/11/2019	23,697,976	23,697,976	23,697,976	5.1%
		Equity - 3,249.697 Common Units		—	500,000	419,731	0.1%
				23,697,976	24,197,976	24,117,707

SFP Holding, Inc.(7)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(17)	9/1/2022	6,222,222	6,222,222	6,222,222	1.4%
		Equity - 1.42% Company Interest		—	600,000	600,000	0.1%
				6,222,222	6,822,222	6,822,222

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	7/31/2020	7,648,798	7,648,798	7,337,492	1.6%
				7,648,798	7,648,798	7,337,492

SMART Financial Operations, LLC(7)	Retail	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	11/22/2021	2,775,000	2,775,000	2,848,500	0.6%
		Equity - 700,000 Class A Preferred Units		—	700,000	735,000	0.2%
				2,775,000	3,475,000	3,583,500

SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)	2/17/2022	7,462,500	7,462,500	7,527,424	1.6%
				7,462,500	7,462,500	7,527,424

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.75% LIBOR Floor)(13)	8/19/2019	4,346,364	4,346,364	4,346,364	0.9%
		Equity - 263,814.43 Class A Units		—	263,814	205,775	0.0%
				4,346,364	4,610,178	4,552,139

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	8/18/2025	4,000,000	3,940,532	3,940,000	0.9%
				4,000,000	3,940,532	3,940,000

Taylored Freight Services, LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(14)	11/1/2017	14,895,052	14,895,052	14,895,052	3.2%
				14,895,052	14,895,052	14,895,052

Trans-Fast Remittance LLC(7)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)(17)	12/2/2021	3,567,857	3,567,857	3,661,282	0.8%
		Revolving Credit Facility (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	12/2/2021	1,875,000	1,875,000	1,875,000	0.4%
				5,442,857	5,442,857	5,536,282

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Velocity Pooling Vehicle, LLC(24)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(9)	5/14/2021	1,958,668	1,109,768	1,091,958	0.2%
		Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(9)	5/13/2022	24,000,000	21,696,167	4,080,000	0.9%
				25,958,668	22,805,935	5,171,958

Watermill-QMC Midco, Inc.	Automotive	Equity - Partnership Interest(23)		—	518,283	672,213	0.1%
				—	518,283	672,213

Wheels Up Partners LLC(12)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(14)	10/15/2021	14,676,659	14,676,659	14,676,659	3.2%
				14,676,659	14,676,659	14,676,659

Subtotal Non-Controlled/Non-Affiliated Investments				$640,893,679	$625,108,198	$575,495,698

Affiliated Investments:

AAR Intermediate Holdings, LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)	9/30/2021	8,984,232	8,984,232	8,984,232	2.0%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(14)	9/30/2021	19,746,290	16,707,477	19,746,290	4.3%
		Revolving Credit Facility (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)(17)	9/30/2021	—	—	—	0.0%
		Equity - 21,562.16 Class A Units		—	—	—	0.0%
				28,730,522	25,691,709	28,730,522

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (5.00% Cash, 5.00% PIK)	7/22/2020	8,340,525	8,340,525	8,340,525	1.8%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		363,200	363,200	43,200	0.0%
		Equity - 16 Common Units		—	—	—	0.0%
				11,103,725	11,103,725	8,383,725

Brantley Transportation LLC(7)(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	11,355,575	9,000,000	7,719,520	1.7%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(13)	8/2/2017	668,105	668,105	668,105	0.1%
		Equity - 7.5 Common Units		—	—	—	0.0%
				12,023,680	9,668,105	8,387,625

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		30,552,190	30,552,190	30,552,190	6.6%
		Preferred Equity - A-1 Preferred (3.00% PIK)		3,953,700	3,953,700	3,953,700	0.9%
		Equity - 57,300 Class B Units		—	57,300	63,603	0.0%
				34,505,890	34,563,190	34,569,493

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.5%
		Equity - 33,300 Preferred Units		—	3,330,000	3,330,000	0.7%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$93,033,817	$91,026,729	$90,071,365

Controlled Investments:(5)

Capstone Nutrition(12)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	26,124,967	20,803,397	18,002,715	3.9%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	11,304,251	9,153,997	7,789,760	1.7%
		Equity - 4,664.6 Class B Units and 9,424.4 Class C Units		—	12	—	0.0%
		Equity - 2,932.3 Common Units		—	400,003	—	0.0%
				37,429,218	30,357,409	25,792,475

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	56,087,500	56,137,946	12.2%
				—	56,087,500	56,137,946

NVTN LLC(7)(22)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(13)	11/9/2020	3,505,990	3,505,990	3,505,990	0.8%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	10,604,502	10,604,502	10,604,502	2.3%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	6,518,046	6,518,046	6,518,046	1.4%
		Equity - 787.4 Class A Units		—	9,550,922	9,550,922	2.1%
				20,628,538	30,179,460	30,179,460

OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 13.00% PIK)(10)(16)	5/5/2019	25,470,636	22,880,599	24,500,205	5.3%
		Senior Secured First Lien Term Loan (8.00% PIK)	5/5/2019	1,409,669	1,409,669	1,409,669	0.3%
		Unsecured Debt (8.00% PIK)(10)	7/24/2025	26,666,961	22,727,575	—	0.0%
		Equity - 5,055.56 Common Units		—	872,698	—	0.0%
				53,547,266	47,890,541	25,909,874

URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(14)	5/2/2022	14,966,563	14,966,563	14,966,563	3.3%
		Preferred Equity (12.00% PIK)		5,500,000	5,500,000	5,500,000	1.2%
		Equity - 397,466 Common Units		—	12,936,879	12,937,518	2.8%
				20,466,563	33,403,442	33,404,081

Subtotal Controlled Investments				$132,071,585	$197,918,352	$171,423,836

Total Investments, September 30, 2017				$865,999,081	$914,053,279	$836,990,899	181.8%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest and is net of repayments.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $15,157,028, $82,394,835, and $67,237,807, respectively. The tax cost basis of investments is $903,754,350 as of September 30, 2017.

(4)	Percentage is based on net assets of $460,429,317 as of September 30, 2017.

(5)
Controlled Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(7)	The investment has an unfunded commitment as of September 30, 2017 (see Note 8), and includes an analysis of the value of any unfunded commitments.

(8)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $27,544,560 and 5.9% of net assets as of September 30, 2017, and are considered restricted.

(9)
The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (''LIBOR'') floor, or 6 month LIBOR plus a base rate. The 6 month LIBOR as of September 30, 2017 was 1.50%.

(10)	The investment was on non-accrual status as of September 30, 2017.

(11)
The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2017, 7.9% of the Company's portfolio investments were non-qualifying assets.

(12)	A portion of this investment was sold via a participation agreement. The amount stated is the portion retained by Medley Capital Corporation (see Note 3).

(13)	The interest rate on these loans is subject to the greater of a LIBOR, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2017 was 1.24%.

(14)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2017 was 1.33%.

(15)	The interest rate on these loans is subject to a 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2017 was 1.24%.

(16)	The interest rate on these loans is subject to a 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2017 was 1.33%.

(17)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2017.

(18)	This investment earns 1.00% commitment fee on all unused commitment as of September 30, 2017.

(19)	This investment earns 7.25% commitment fee on all unused commitment as of September 30, 2017.

(20)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2017 (see Note 4).

(21)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2017 (see Note 4).

(22)	Investment changed its name from DLR Restaurants LLC during fiscal year 2017.

(23)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP, and Watermill-EMI Partners, LP.

(24)	Refer to Note 16 for additional information regarding this investment.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2016(17)

Company(1)	Industry	Type of Investment(20)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

Access Media Holdings, LLC(7)(9)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00%)	7/22/2020	7,929,093	7,929,092	7,832,358	1.5%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		616,000	616,000	—	0.0%
		Equity - 16 Common Units		—	—	—	0.0%
				10,145,093	10,145,092	7,832,358

Accupac, Inc.	Containers, Packaging & Glass	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(18)	7/14/2020	27,000,000	27,000,000	27,000,000	5.2%
				27,000,000	27,000,000	27,000,000

Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 8.75% Cash, 0.875% LIBOR Floor)(19)	12/11/2020	15,262,608	15,262,608	15,701,560	3.0%
				15,262,608	15,262,608	15,701,560

Albertville Quality Foods, Inc.(12)	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor, 3.00% LIBOR Cap)(18)	10/31/2018	15,972,097	15,972,097	16,131,818	3.1%
				15,972,097	15,972,097	16,131,818

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(19)	6/30/2019	14,441,783	14,441,784	14,489,296	2.8%
				14,441,783	14,441,784	14,489,296

Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(19)	6/30/2020	2,551,042	2,551,042	2,576,552	0.5%
				2,551,042	2,551,042	2,576,552

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)(9)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	4/24/2020	7,906,250	7,906,250	7,721,117	1.5%
		Senior Secured First Lien Delayed Draw (LIBOR + 9.00%, 1.00% LIBOR Floor)	4/24/2020	—	—	—	0.0%
		Revolver (LIBOR + 9.00%, 1.00% LIBOR Floor)(15)	4/24/2020	446,429	446,429	441,911	0.1%
				8,352,679	8,352,679	8,163,028

Brantley Transportation LLC(7)(9)(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	10,060,902	9,051,055	5,351,092	1.0%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00%, 1.00% LIBOR Floor)	8/2/2017	637,500	637,500	637,500	0.1%
		Equity - 7.5 Common Units	8/2/2017	—	—	—	0.0%
				10,698,402	9,688,555	5,988,592

Company(1)	Industry	Type of Investment(20)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(19)	6/17/2021	12,500,000	12,406,960	12,458,500	2.4%
				12,500,000	12,406,960	12,458,500

CP OPCO LLC(7)(9)	Services: Consumer	Senior Secured First Lien Term Loan A (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(13)(19)	3/31/2019	2,805,273	2,805,273	2,805,273	0.6%
		Senior Secured First Lien Term Loan B (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(13)(19)	3/31/2019	1,168,864	1,168,864	1,168,864	0.2%
		Senior Secured First Lien Term Loan C (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(6)(10)(19)	3/31/2019	8,204,394	4,063,090	4,102,197	0.8%
		Preferred Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(6)(10)(19)	3/31/2019	5,107,884	—	—	0.0%
		Revolving Credit Facility (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(19)	3/31/2019	725,552	725,552	725,552	0.1%
		Revolving Credit Facility (ABR + 3.50% Cash, 3.50% ABR Floor)(14)	3/31/2019	638,486	638,485	638,486	0.1%
		Equity - 232 Common Units	3/31/2019	—	—	—	0.0%
				18,650,453	9,401,264	9,440,372

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	9/30/2019	13,540,000	13,540,000	13,540,000	2.6%
		Equity - 350 Common Units		—	700,000	414,305	0.1%
				13,540,000	14,240,000	13,954,305

DHISCO Electronic Distribution, Inc.(7)(9)(12)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 9.00%, 1.50% LIBOR Floor)	11/10/2019	31,238,095	31,238,095	29,545,615	5.7%
		Senior Secured First Lien Term Loan B (10.50% PIK)	2/10/2018	6,982,024	6,982,024	6,587,260	1.3%
		Revolving Credit Facility (LIBOR + 9.00%, 1.50% LIBOR Floor)(16)	5/10/2017	—	—	—	0.0%
		Equity - 1,230,769 Class A Units		—	1,230,769	70,624	0.0%
				38,220,119	39,450,888	36,203,499

DLR Restaurants LLC(12)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (13.00% Cash, 2.50% PIK)	4/18/2018	24,117,310	24,117,310	23,958,859	4.6%
		Unsecured Debt (12.00% Cash, 4.00% PIK)	4/18/2018	287,531	287,531	279,604	0.1%
				24,404,841	24,404,841	24,238,463

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)	10/1/2018	7,093,318	7,009,174	7,071,897	1.4%
		Equity - 5,000 Common Units	10/1/2018	—	180,000	1,619,379	0.3%
				7,093,318	7,189,174	8,691,276

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor, 1.50% PIK)(18)	3/6/2018	16,046,050	16,046,050	13,307,952	2.6%
				16,046,050	16,046,050	13,307,952

Essex Crane Rental Corp.(12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(19)	5/13/2019	23,190,922	20,460,116	1,159,546	0.2%
				23,190,922	20,460,116	1,159,546

Company(1)	Industry	Type of Investment(20)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

FKI Security Group LLC(12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(19)	3/30/2020	14,531,250	14,531,250	14,605,650	2.8%
				14,531,250	14,531,250	14,605,650

Footprint Acquisition LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash)(18)	2/27/2020	5,250,102	5,250,102	5,340,509	1.0%
		Preferred Equity (8.75% PIK)		5,749,795	5,749,795	5,749,508	1.1%
		Equity - 150 Common Units		—	—	1,171,650	0.2%
				10,999,897	10,999,897	12,261,667

Freedom Powersports LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.75% Cash, 1.50% LIBOR Floor)(19)	9/26/2019	13,890,000	13,890,000	14,167,800	2.7%
				13,890,000	13,890,000	14,167,800

Harrison Gypsum, LLC(12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.50% PIK, 1.50% LIBOR Floor)(18)	12/21/2018	53,776,985	53,776,985	51,930,283	10.1%
				53,776,985	53,776,985	51,930,283

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	21,047,400	4.1%
				20,000,000	20,000,000	21,047,400

JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 12.25% Cash)(18)	3/6/2019	21,300,000	21,300,000	20,219,025	3.9%
				21,300,000	21,300,000	20,219,025

Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 11.00%, 1.00% LIBOR Floor)	4/24/2020	20,000,000	20,000,000	20,400,000	4.0%
				20,000,000	20,000,000	20,400,000

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(19)	2/19/2019	16,053,472	15,515,186	15,077,260	2.9%
		Warrants - 0.98% of Outstanding Equity(22)	2/19/2024	—	955,680	120,000	0.0%
				16,053,472	16,470,866	15,197,260

LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	1/15/2021	9,750,000	9,661,163	9,988,485	1.9%
				9,750,000	9,661,163	9,988,485

Merchant Cash and Capital, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw (LIBOR + 8.00% Cash, 3.00% LIBOR Floor)(18)	12/4/2016	17,033,522	17,033,522	17,033,522	3.3%
		Senior Secured Second Lien Term Loan (12.00% Cash)	5/4/2017	15,000,000	15,000,000	14,999,250	2.9%
				32,033,522	32,033,522	32,032,772

Miratech Intermediate Holdings, Inc.(12)	Automotive	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(18)	5/9/2019	12,695,105	12,695,105	12,478,272	2.5%
				12,695,105	12,695,105	12,478,272

Momentum Telecom, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(18)	3/10/2019	12,593,281	12,593,281	12,719,213	2.5%
				12,593,281	12,593,281	12,719,213

Company(1)	Industry	Type of Investment(20)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(19)	9/29/2020	35,278,846	35,278,846	35,631,635	6.9%
				35,278,846	35,278,846	35,631,635

Nielsen & Bainbridge, LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 9.25% Cash, 1.00% LIBOR Floor)(18)	8/15/2021	25,000,000	25,000,000	24,696,000	4.8%
				25,000,000	25,000,000	24,696,000

NorthStar Group Services, Inc.	Construction & Building	Unsecured Debt (2.5% Cash, 15.5% PIK)	10/24/2019	26,107,691	26,107,691	26,042,683	5.0%
				26,107,691	26,107,691	26,042,683

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)	12/31/2018	20,661,469	20,661,469	20,245,760	3.9%
				20,661,469	20,661,469	20,245,760

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,867,506	21,867,506	21,457,709	4.2%
				21,867,506	21,867,506	21,457,709

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash)	7/8/2020	1,953,269	1,953,269	1,849,160	0.4%
		Equity - 479,283 Common Units(21)		—	129,406	359,462	0.1%
		Warrants - 2.8% of Outstanding Equity(22)	7/8/2020	—	52,757	243,317	0.1%
				1,953,269	2,135,432	2,451,939

Prestige Industries LLC	Services: Business	Senior Secured Second Lien Term Loan (10.00% Cash, 3.00% PIK)(10)	11/1/2017	7,679,806	7,596,895	2,818,258	0.6%
		Warrants - 0.63% of Outstanding Equity	11/1/2017	—	151,855	—	0.0%
				7,679,806	7,748,750	2,818,258

Prince Mineral Holding Corp.(8)	Wholesale	Senior Secured First Lien Note (11.50%)(22)	12/15/2019	6,800,000	6,755,409	6,375,000	1.2%
				6,800,000	6,755,409	6,375,000

Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(18)	11/1/2019	17,000,000	17,000,000	14,092,830	2.7%
				17,000,000	17,000,000	14,092,830

Response Team Holdings, LLC	Construction & Building	Preferred Equity (12.00% PIK)(10)		6,256,390	5,796,950	3,262,707	0.6%
		Warrants - 7.2% of Outstanding Equity	3/28/2019	—	429,012	—	0.0%
				6,256,390	6,225,962	3,262,707

Safeworks, LLC(12)	Capital Equipment	Unsecured Debt (12.00% Cash)	1/31/2020	15,000,000	15,000,000	15,150,000	2.9%
				15,000,000	15,000,000	15,150,000

Sendero Drilling Company, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash)(18)	3/18/2019	3,996,312	3,545,039	4,076,238	0.8%
		Warrants - 5.52% of Outstanding Equity	3/18/2019	—	793,523	5,399,817	1.1%
				3,996,312	4,338,562	9,476,055

Company(1)	Industry	Type of Investment(20)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Seotowncenter, Inc.(12)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(19)	9/11/2019	24,699,566	24,699,566	24,212,737	4.7%
		Equity - 3,249.697 Common Units		—	500,000	139,602	0.0%
				24,699,566	25,199,566	24,352,339

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(19)	7/31/2020	8,073,731	8,073,731	8,151,400	1.6%
				8,073,731	8,073,731	8,151,400

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor)(18)	8/19/2019	5,090,909	5,090,909	5,090,909	1.0%
		Equity - 263,814.43 Class A Units		—	263,815	125,830	0.0%
				5,090,909	5,354,724	5,216,739

T Residential Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (12.00%)	3/28/2019	18,500,000	18,500,000	18,542,920	3.6%
				18,500,000	18,500,000	18,542,920

Taylored Freight Services, LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(19)	11/1/2017	15,040,795	15,040,796	14,841,956	2.9%
				15,040,795	15,040,796	14,841,956

Tenere Acquisition Corp.(7)(9)	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	12/15/2017	11,051,371	11,051,371	11,181,885	2.2%
				11,051,371	11,051,371	11,181,885

Transtelco, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.50% LIBOR Floor)(18)	11/19/2017	18,672,000	18,672,000	18,837,434	3.7%
				18,672,000	18,672,000	18,837,434

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(18)	5/13/2022	24,000,000	21,333,743	12,795,840	2.5%
				24,000,000	21,333,743	12,795,840

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest		—	488,332	641,888	0.1%
				—	488,332	641,888

Wheels Up Partners LLC(12)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(19)	10/15/2021	16,598,494	16,598,494	16,654,099	3.2%
				16,598,494	16,598,494	16,654,099

Subtotal Non-Controlled/Non-Affiliated Investments				$825,021,074	$813,813,853	$767,302,020

Affiliated Investments:

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.3%
		Equity - 33,300 Preferred Units		—	3,330,000	3,330,000	0.7%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$6,670,000	$10,000,000	$10,000,000

Company(1)	Industry	Type of Investment(20)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Controlled Investments:(5)

AAR Intermediate Holdings, LLC(7)(9)(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00%, 1.00% LIBOR Floor)(19)	9/30/2021	8,984,232	8,984,232	8,984,232	1.7%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(19)	9/30/2021	18,451,002	14,890,698	14,889,405	2.9%
		Revolving Credit Facility (LIBOR + 5.00%, 1.00% LIBOR Floor)	9/30/2021	—	—	—	0.0%
		Equity - 21,562.16 Class A Units		—	—	—	0.0%
				27,435,234	23,874,930	23,873,637

Capstone Nutrition(12)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(19)	4/28/2019	22,784,841	20,803,397	14,615,564	2.8%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(19)	4/28/2019	9,858,981	9,153,997	6,324,142	1.2%
		Equity - 4,664.6 Class B Units and 9,424.4 Class C Units		—	12	—	0.0%
		Equity - 2,932.3 Common Units		—	400,003	—	0.0%
				32,643,822	30,357,409	20,939,706

Lydell Jewelry Design Studio, LLC(7)(9)(12)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 7.50% PIK, 1.50% LIBOR Floor)(10)(18)	9/13/2018	15,576,447	14,269,868	5,707,522	1.1%
		Senior Secured First Lien Term Loan (LIBOR + 5.00% Cash, 1.50% LIBOR Floor)(18)	9/13/2018	1,500,000	1,500,000	1,500,000	0.3%
		Warrants - 13.3% of Outstanding Equity	9/13/2018	—	—	—	0.0%
		Equity - 4,324,951.76 Common Units		—	—	—	0.0%
				17,076,447	15,769,868	7,207,522

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	32,112,500	31,252,416	6.0%
				—	32,112,500	31,252,416

OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 13.00% PIK)(19)	5/5/2019	22,360,258	22,053,015	22,360,258	4.3%
		Unsecured Debt (8.00% PIK)(10)	7/24/2025	22,808,291	20,754,889	11,336,861	2.2%
		Equity - 5,055.56 Common Units	5/5/2019	—	872,698	—	0.0%
				45,168,549	43,680,602	33,697,119

United Road Towing, Inc.	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.00% PIK)	2/21/2020	18,725,607	18,725,607	18,725,607	3.6%
		Preferred Equity Class C (8.00% PIK)(10)		18,802,789	16,337,178	1,186,268	0.2%
		Preferred Equity Class C-1 (8.00% PIK)(10)		2,990,965	2,456,143	—	0.0%
		Preferred Equity Class A-2 (8.00% PIK)(10)		5,409,618	4,664,855	—	0.0%
		Equity - 65,809.73 Class B Common Units		—	1,098,096	—	0.0%
				45,928,979	43,281,879	19,911,875

Subtotal Controlled Investments				$168,253,031	$189,077,188	$136,882,275

Total Investments, September 30, 2016				$999,944,105	$1,012,891,041	$914,184,295	176.9%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest and is net of repayments.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $20,555,594, $106,924,771 and $86,369,177, respectively. The tax cost basis of investments is $998,987,296 as of September 30, 2016.

(4)	Percentage is based on net assets of $516,919,142 as of September 30, 2016.

(5)
Controlled Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

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

(9)	Includes an analysis of the value of any unfunded loan commitments.

(10)	The investment was on non-accrual status as of September 30, 2016.

(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part.

(12)	A portion of this investment was sold via a participation agreement. The amount stated is the portion retained by Medley Capital Corporation (see Note 3).

(13)	This investment may accrue PIK interest at the election of the Borrower (LIBOR + 6.50%, 1.00% LIBOR Floor) and is determined at the end of the rate setting period.

(14)
The interest rate on these loans is subject to an alternate base rate ("ABR") plus a spread. As the interest rate is subject to a minimum ABR Floor which was greater than the ABR rate at September 30, 2016, the prevailing rate in effect at September 30, 2016 was the spread plus the ABR Floor.

(15)	The investment earns 0.50% commitment fee on all unused commitment. At September 30, 2016, there was $446,429 of unused commitment.

(16)	The investment earns 0.50% commitment fee on all unused commitment. At September 30, 2016, there was $1,904,762 of unused commitment.

(17)	The September 30, 2016 presentation has been revised to conform to the current year presentation.

(18)
The interest rate on these loans is subject to a base rate plus 1 Month LIBOR, which at September 30, 2016 was 0.52%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 1 Month LIBOR rate at September 30, 2016, the prevailing rate in effect at September 30, 2016 was the base rate plus the LIBOR Floor.

(19)
The interest rate on these loans is subject to a base rate plus 3 Month LIBOR, which at September 30, 2016 was 0.84%. As the interest rate is subject to a minimum LIBOR Floor which was greater than the 3 Month LIBOR rate at September 30, 2016, the prevailing rate in effect at September 30, 2016 was the base rate plus the LIBOR Floor.

(20)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(21)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2016 (see Note 4).

(22)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2016 (see Note 4).

See accompanying notes to consolidated financial statements.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2017

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

On March 26, 2013, our wholly-owned subsidiary, Medley SBIC LP (“SBIC LP”), a Delaware limited partnership which we own directly and through our wholly-owned subsidiary, Medley SBIC GP LLC, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958, as amended.

The Company has formed and expects to continue to form certain taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. These Taxable Subsidiaries allow us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

The Company’s investment objective is to generate current income and capital appreciation by lending to privately-held middle market companies, primarily through directly originated transactions, to help these companies fund acquisitions, growth or refinancing. The portfolio generally consists of senior secured first lien term loans and senior secured second lien term loans. In some of our investments, we will receive warrants or other equity participation features which we believe will have the potential to increase the total investment returns.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 946 (“ASC 946”). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the consolidated accounts of the Company and its wholly-owned subsidiary SBIC LP and its wholly-owned Taxable Subsidiaries. All references made to the “Company,” “we,” and “us” herein include Medley Capital Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 10 of Regulation S-X of the Securities Act of 1933. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, which are of a normal recurring nature, that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits.

As of September 30, 2017, $108.6 million is invested in an interest-bearing money market account, which is a Level 1 investment (see Note 4).

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the years ended September 30, 2017, 2016, and 2015, the Company earned approximately $15.8 million, $12.5 million, and $10.2 million in PIK interest, respectively.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. Fee income for the years ended September 30, 2017, 2016, and 2015 was approximately $6.6 million, $7.5 million, and $10.7 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the years ended September 30, 2017 and September 30, 2016, $42.9 million and $15.7 million, respectively, of our realized losses were related to certain non-cash restructuring transactions, which is recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. There were no realized gains or losses related to such non-cash restructuring transactions for the year ended September 30, 2015. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At September 30, 2017, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $72.5 million, or 8.7% of the fair value of our portfolio. At September 30, 2016, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $55.9 million, or 6.1% of the fair value of our portfolio. At September 30, 2015, certain investments in three portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $25.5 million, or 2.1% of the fair value of our portfolio.

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

The methodologies and information that the Company utilizes when applying the Market Approach for performing investments include, among other things:

•	valuations of comparable public companies (“Guideline Comparable Approach”),

•	recent sales of private and public comparable companies (“Guideline Comparable Approach”),

•	recent acquisition prices of the company, debt securities or equity securities (“Acquisition Price Approach”),

•	external valuations of the portfolio company, offers from third parties to buy the company (“Estimated Sales Proceeds Approach”),

•	subsequent sales made by the company of its investments (“Expected Sales Proceeds Approach”); and

•	estimating the value to potential buyers.

The methodologies and information that the Company utilizes when applying the Income Approach for performing investments include:

•	discounting the forecasted cash flows of the portfolio company or securities (Discounted Cash Flow (“DCF”) Approach); and

•	Black-Scholes model or simulation models or a combination thereof (Income Approach - Option Model) with respect to the valuation of warrants.

For non-performing investments, we may estimate the liquidation or collateral value of the portfolio company’s assets and liabilities using an expected recovery model (Market Approach - Expected Recovery Analysis or Estimated Liquidation Proceeds).
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

Recent Accounting Pronouncements

In October 2016, the SEC adopted new rules and amended existing rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosures about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. Management has adopted the amendments to Regulation S-X and included required disclosures in the Company’s consolidated financial statements and related disclosures.

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

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of September 30, 2017 and 2016, the Company recorded a deferred tax liability of $0.9 million, and $2.0 million, respectively, on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net gain/(loss) on investments in the Consolidated Statements of Operations. For the years ended September 30, 2017 and 2016, the change in provision for deferred taxes on the unrealized depreciation on investments was $1.1 million and $0.1 million, respectively. For the year ended September 30, 2015, the change in provision for deferred taxes on the unrealized appreciation on investments was $0.1 million.

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

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended September 30, 2017, 2016 and 2015, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of distributions and closing fees as follows (dollars in thousands):

	For the years ended September 30
	2017	2016	2015
Capital in excess of par value	$(267,183)	$—	$—
Accumulated undistributed net investment income/(loss)	3,746,825	(1,008,000)	(284,593)
Accumulated net realized gain/(loss) from investments	(3,479,642)	1,008,000	284,593

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended September 30, 2017, 2016 and 2015 were as follows:

	For the years ended September 30
	2017	2016	2015
Ordinary income	$41,400,401	$62,122,756	$73,697,139
Distributions of long-term capital gains	—	—	276,671
Return of capital	—	—	—
Distributions on a tax basis	$41,400,401	$62,122,756	$73,973,810

For federal income tax purposes, the cost of investments owned at September 30, 2017, 2016 and 2015 were approximately $903.8 million, $999.0 million, and $1,252.4 million, respectively.

At September 30, 2017, 2016 and 2015, the components of distributable earnings/(accumulated deficits) on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain fee income and organizational expenses, as follows:

	For the years ended September 30
	2017	2016	2015
Undistributed ordinary income	$17,570,891	$8,793,113	$959,579
Accumulated capital and other losses(1)	(177,904,733)	(99,177,258)	(60,625,616)
Other temporary differences	(17,099,606)	(11,708,070)	(187,110)
Unrealized appreciation/(depreciation)	(67,237,807)	(86,369,176)	(38,523,401)
Components of distributable earnings/(accumulated deficits) at year end	$(244,671,255)	$(188,461,391)	$(98,376,548)

(1)
Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2017, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $288,664 and $177,616,069, respectively.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at September 30, 2017. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of September 30, 2017 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$559,461	61.2%	$537,163	64.2%
Senior Secured Second Lien Term Loans	161,885	17.7	135,826	16.2
Senior Secured First Lien Notes	26,768	2.9	27,545	3.3
Unsecured Debt	22,728	2.5	—	—
MCC Senior Loan Strategy JV I LLC	56,087	6.1	56,138	6.7
Equity/Warrants	87,124	9.6	80,319	9.6
Total	$914,053	100.0%	$836,991	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At September 30, 2017 and 2016, the total fair value of warrants was $2.3 million and $5.8 million, respectively, and were included in investments at fair value on the Consolidated Statement of Assets and Liabilities. During the year ended September 30, 2017, the Company acquired one warrant position. During the year ended September 30, 2016, the Company did not acquire any warrant positions.

Total unrealized depreciation related to warrants for the year ended September 30, 2017 was $3.4 million, and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. Total unrealized appreciation related to warrants for the years ended September 30, 2016 and 2015 was $2.1 million and $5.4 million, respectively, and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2017 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$142,912	17.1%
Construction & Building	130,633	15.6
Healthcare & Pharmaceuticals	67,301	8.0
Banking, Finance, Insurance & Real Estate	63,491	7.6
Hotel, Gaming & Leisure	63,012	7.5
Multisector Holdings	56,138	6.7
Energy: Oil & Gas	54,800	6.5
Aerospace & Defense	53,650	6.4
Automotive	38,434	4.6
Containers, Packaging & Glass	38,086	4.6
High Tech Industries	25,809	3.1
Metals & Mining	21,127	2.5
Chemicals, Plastics & Rubber	20,012	2.4
Beverage & Food	16,118	1.9
Capital Equipment	13,180	1.6
Media: Broadcasting & Subscription	8,384	1.0
Services: Consumer	7,967	1.0
Wholesale	7,067	0.8
Retail	3,584	0.4
Media: Advertising, Printing & Publishing	2,955	0.4
Environmental Industries	1,330	0.2
Consumer goods: Durable	850	0.1
Consumer goods: Non-durable	151	0.0
Total	$836,991	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2016 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$123,703	13.5%
Banking, Finance, Insurance & Real Estate	96,207	10.5
Construction & Building	91,087	10.0
Hotel, Gaming & Leisure	68,605	7.5
Automotive	60,303	6.6
Healthcare & Pharmaceuticals	57,041	6.2
Energy: Oil & Gas	52,646	5.8
Aerospace & Defense	51,656	5.6
Telecommunications	44,015	4.8
Containers, Packaging & Glass	42,197	4.6
Chemicals, Plastics & Rubber	32,640	3.6
Multisector Holdings	31,252	3.4
Beverage & Food	30,225	3.3
Capital Equipment	29,756	3.3
Consumer goods: Durable	24,696	2.7
Metals & Mining	20,246	2.2
High Tech Industries	14,489	1.6
Retail	12,565	1.4
Services: Consumer	9,440	1.0
Media: Broadcasting & Subscription	7,832	0.9
Consumer goods: Non-durable	7,208	0.8
Wholesale	6,375	0.7
Total	$914,184	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at September 30, 2017 (dollars in thousands):

	Fair Value	Percentage
Midwest	$188,957	22.6%
Southwest	152,883	18.3
Northeast	152,662	18.2
Southeast	152,469	18.2
West	133,190	15.9
Mid-Atlantic	56,830	6.8
Total	$836,991	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2016 (dollars in thousands):

	Fair Value	Percentage
Midwest	$217,229	23.8%
Southwest	195,672	21.4
Southeast	180,159	19.7
West	136,279	14.9
Northeast	134,781	14.7
Mid-Atlantic	50,064	5.5
Total	$914,184	100.0%

Transactions With Affiliated/Controlled Companies

During the years ended September 30, 2017 and 2016, the Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments were as follows:

Name of Investment(4)	Type of Investment	Fair Value at September 30, 2016	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2017	Income Earned
Affiliated Investments
AAR Intermediate Holdings, LLC(3)	Senior Secured First Lien Term Loan A	$—	$—	$8,984,232	$—	$—	$8,984,232	$15,713
	Senior Secured First Lien Term Loan B	—	15,257	19,746,290	(15,257)	—	19,746,290	66,248
	Revolving Credit Facility	—	—	—	—	—	—	250
	Equity	—	—	—		—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	—	411,431	7,832,358	96,736	—	8,340,525	817,488
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	184,000	—	(184,000)	—	—	—
	Preferred Equity Series AAA	—	363,200	—	(320,000)	—	43,200	—
	Equity	—	—	—	—	—	—	—
Brantley Transportation LLC	Senior Secured First Lien Term Loan	—	(51,055)	5,351,092	2,419,483	—	7,719,520	(51,055)
	Senior Secured First Lien Delayed Draw Term Loan	—	30,605	637,500	—	—	668,105	43,343
	Equity	—	—	—	—	—	—	—
Dream Finders Homes, LLC(3)	Senior Secured First Lien Term Loan B	—	(3,591,895)	1,702,497	(1,502,102)	3,391,500	—	851,203
	Preferred Equity	—	—	—	—	—	—	—
JFL-NGS Partners, LLC	Preferred Equity A-2	—	—	30,552,190	—	—	30,552,190	278,736
	Preferred Equity A-1	—	3,953,700	—	—	—	3,953,700	36,071
	Equity	—	57,300	—	6,303	—	63,603	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	667,000
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$10,000,000	$1,372,543	$74,806,159	$501,163	$3,391,500	$90,071,365	$2,724,997

Controlled Investments
AAR Intermediate Holdings, LLC(3)	Senior Secured First Lien Term Loan A	$8,984,232	$—	$(8,984,232)	$—	$—	$—	$541,003
	Senior Secured First Lien Term Loan B	14,889,405	1,801,521	(19,746,290)	3,055,364	—	—	2,220,060
	Revolving Credit Facility	—	—	—	—	—	—	27,255
	Equity	—	—	—	—	—	—	6,622
Capstone Nutrition	Senior Secured First Lien Term Loan	14,615,564	—	—	3,387,151	—	18,002,715	—
	Senior Secured First Lien Delayed Draw Term Loan	6,324,142	—	—	1,465,618	—	7,789,760	—
	Equity	—	—	—	—	—	—	—

Name of Investment(4)	Type of Investment	Fair Value at September 30, 2016	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2017	Income Earned
	Equity	—	—	—	—	—	—	—
Lydell Jewelry Design Studio, LLC	Senior Secured First Lien Term Loan	5,707,522	(181,578)	—	8,562,347	(14,088,291)	—	—
	Senior Secured First Lien Delayed Draw Term Loan	1,500,000	(276,513)	—	—	(1,223,487)	—	155,461
	Equity	—	—	—	—	—	—
	Equity	—	—	—	—	—	—
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	31,252,416	23,975,000	—	910,530	—	56,137,946	4,156,250
NVTN LLC	Senior Secured First Lien Term Loan	—	1,980,789	1,525,201	—	—	3,505,990	151,132
	Senior Secured First Lien Term Loan B	—	—	10,604,502	—	—	10,604,502	955,110
	Senior Secured First Lien Term Loan C	—	—	6,518,046	—	—	6,518,046	732,441
	Equity	—	—	9,550,922	—	—	9,550,922	—
OmniVere LLC	Senior Secured First Lien Term Loan	22,360,258	827,584	—	1,312,363	—	24,500,205	828,406
	Senior Secured First Lien Term Loan	—	1,409,669	—	—	—	1,409,669	44,174
	Unsecured Debt	11,336,861	1,972,687	—	(13,309,548)	—	—	—
	Equity	—	—	—	—	—	—	—
United Road Towing, Inc	Senior Secured Second Lien Term Loan	18,725,607	(18,725,607)	—	—	—	—	652,723
	Preferred Equity Class C	1,186,268	(2,255,263)	—	15,150,910	(14,081,915)	—	8,242
	Preferred Equity Class C-1	—	(466,844)	—	2,456,143	(1,989,299)	—	1,572
	Preferred Equity Class A-2	—	(675,694)	—	4,664,855	(3,989,161)	—	2,420
	Equity	—	—	—	1,098,096	(1,098,096)	—	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	—	10,466,563	4,500,000	—	—	14,966,563	632,897
	Preferred Equity	—	—	5,500,000	—	—	5,500,000	186,247
	Equity	—	—	12,936,880	638	—	12,937,518	—
Total Controlled Investments		$136,882,275	$19,852,314	$22,405,029	$28,754,467	$(36,470,249)	$171,423,836	$11,302,015

Name of Investment(4)	Type of Investment	Fair Value at September 30, 2015	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2016	Income Earned
Affiliated Investments
US Multifamily, LLC	Senior Secured First Lien Term Loan	$6,670,000	$—	$—	$—	$—	$6,670,000	$667,000
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$10,000,000	$—	$—	$—	$—	$10,000,000	$667,000

Controlled Investments
AAR Intermediate Holdings, LLC	Senior Secured First Lien Term Loan A	$—	$—	$8,984,232	$—	$—	$8,984,232	$1,497
	Senior Secured First Lien Term Loan B	—	—	14,890,699	(1,294)	—	14,889,405	4,613

Name of Investment(4)	Type of Investment	Fair Value at September 30, 2015	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2016	Income Earned
	Revolving Credit Facility	—	—	—	—	—	—	—
	Equity	—	—	—	—	—	—	25
Capstone Nutrition	Senior Secured First Lien Term Loan	—	718,252	20,109,849	(6,212,537)	—	14,615,564	701,514
	Senior Secured First Lien Delayed Draw Term Loan	—	9,153,997	—	(2,829,855)	—	6,324,142	81,845
	Equity	—	12	—	(12)	—	—	—
	Equity	—	3	731,126	(731,129)	—	—	—
Lydell Jewelry Design Studio, LLC	Senior Secured First Lien Term Loan	—	74,300	11,888,075	(6,254,853)	—	5,707,522	—
	Senior Secured First Lien Delayed Draw Term Loan	—	1,500,000	—	—	—	1,500,000	22,479
	Equity	—	—	—	—	—	—	—
	Equity	—	—	—	—	—	—	—
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	14,215,834	17,675,000	—	(638,418)	—	31,252,416	1,080,625
OmniVere LLC	Senior Secured First Lien Term Loan	17,805,885	4,646,425	—	(92,052)	—	22,360,258	2,922,578
	Unsecured Debt	7,059,693	8,272,054	—	(3,994,886)	—	11,336,861	—
	Equity	—	—	—	—	—	—	—
United Road Towing, Inc.	Senior Secured Second Lien Term Loan	16,489,975	1,725,607	—	510,025	—	18,725,607	1,746,391
	Preferred Equity Class C	17,747,200	—	—	(16,560,932)	—	1,186,268	—
	Preferred Equity Class C-1	27,028	—	—	(27,028)	—	—	—
	Preferred Equity Class A-2	690,695	—	—	(690,695)	—	—	—
	Equity	161,892	—	—	(161,892)	—	—	—
Total Controlled Investments		$74,198,202	$43,765,650	$56,603,981	$(37,685,558)	$—	$136,882,275	$6,561,567

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

(2)	Amount represents distributions from MCC JV to the Company and is a component of dividend income, net of provisional taxes in the Consolidated Statements of Operations.

(3)
During the year ended September 30, 2017, the Company entered into certain transactions which changed its percentage of the investment's voting securities. As a result, the Company has changed it's classification for the investment during the fiscal year.

(4)	The par amount and additional detail are shown in the consolidated schedule of investments.
Purchases/(sales) of or advances/(distributions) to Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the years ended September 30, 2017, 2016, and 2015. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the years ended September 30, 2017, 2016 and 2015.

Loan Participation Sales

The Company sells portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At September 30, 2017, there were eight participation agreements outstanding with an aggregate fair value of $124.5 million. At September 30, 2016 there were 14 participation agreements outstanding with an aggregate fair value of $254.5 million. The transfer of the participated portion of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. In each case, the Company’s loan participation agreements satisfy the following conditions:

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

During the years ended September 30, 2017, 2016, and 2015, the Company collected interest and principal payments on behalf of the participant in aggregate amounts of $11.7 million, $26.4 million, and $24.2 million, respectively. Under the terms of the participation agreements, the Company will collect and remit periodic payments to the participant equal to the participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

As of September 30, 2017, MCC JV had total capital commitments of $100.0 million, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $64.1 million was funded as of September 30, 2017 relating to these commitments, of which $56.1 million was from the Company.

On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG (“CS”) with commitments of $100 million subject to leverage and borrowing base restrictions. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. The JV Facility bears interest at a rate of LIBOR (with no minimum) + 2.50% per annum. The JV Facility reinvestment period ends on March 30, 2019 and the stated maturity date is March 30, 2022. As of September 30, 2017 and September 30, 2016, there was approximately $130.5 million and $68.1 million outstanding under the JV Facility, respectively.

At September 30, 2017 and 2016, MCC JV had total investments at fair value of $184.2 million and $93.4 million, respectively. As of September 30, 2017 and 2016, MCC JV’s portfolio was comprised of senior secured first lien term loans to 46 and 30 borrowers, respectively. As of September 30, 2017 and 2016, certain investments in one portfolio company held by MCC JV were on non-accrual status.

Below is a summary of MCC JV’s portfolio, excluding equity investments, followed by a listing of the individual investments in MCC JV’s portfolio as of September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016
Senior secured loans(1)	$187,473,188	$95,872,612
Weighted average current interest rate on senior secured loans(2)	6.69%	6.70%
Number of borrowers in MCC JV	46	30
Largest loan to a single borrower(1)	$11,346,929	$5,216,234
Total of five largest loans to borrowers(1)	$44,015,117	$22,637,363

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

MCC JV Loan Portfolio as of September 30, 2017

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	11,346,929	11,346,929	11,346,929	17.7%
				11,346,929	11,346,929	11,346,929

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	10/1/2021	5,006,781	4,978,815	4,981,747	7.8%
				5,006,781	4,978,815	4,981,747

Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	11/22/2023	497,500	496,327	502,475	0.8%
				497,500	496,327	502,475

Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/4/2023	1,811,579	1,796,231	1,781,688	2.8%
				1,811,579	1,796,231	1,781,688

Apco Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/31/2022	3,508,277	3,432,083	3,508,277	5.5%
				3,508,277	3,432,083	3,508,277

API Technologies Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	4/22/2022	2,951,250	2,906,128	2,951,250	4.6%
				2,951,250	2,906,128	2,951,250

Associated Asphalt Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/5/2024	997,500	992,848	992,513	1.5%
				997,500	992,848	992,513

Avantor Performance Materials Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	3/11/2024	2,985,000	2,978,117	2,985,000	4.7%
				2,985,000	2,978,117	2,985,000

Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/12/2023	2,962,500	2,918,684	2,962,500	4.6%
		Senior Secured First Lien Term Loan (ABR + 4.00%, 4.25% ABR Floor)(1)	4/12/2023	7,500	7,389	7,500	0.0%
				2,970,000	2,926,073	2,970,000

Canyon Valor Companies, Inc. (fka GTCR Valor Companies, Inc.)	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	6/16/2023	2,475,000	2,468,952	2,499,750	3.9%
				2,475,000	2,468,952	2,499,750

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,458,750	5,410,676	5,450,016	8.5%
				5,458,750	5,410,676	5,450,016

CD&R TZ Purchaser, Inc	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,465,000	3,421,596	3,456,338	5.4%
				3,465,000	3,421,596	3,456,338

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan B (ABR + 5.50% PIK, 4.25% ABR Floor)(1)(3)	4/1/2019	219,589	213,451	59,728	0.1%
		Senior Secured First Lien Term Loan C (ABR + 8.50% PIK, 4.25% ABR Floor)(1)(3)	4/1/2019	1,603,881	717,016	—	0.0%
		Preferred Facility (ABR + 7.00% PIK, 3.75% ABR Floor)(1)(3)	4/1/2019	934,849	—	—	0.0%
		Revolving Credit Facility (ABR + 3.50% Cash, 4.25% ABR Floor)(1)	4/1/2019	—	—	—	0.0%
		Common Stock		41	—	—	0.0%
				2,758,360	930,467	59,728

CSP Technologies North America, LLC	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	1/31/2022	2,480,781	2,480,781	2,480,781	3.9%
				2,480,781	2,480,781	2,480,781

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	5,218,206	5,063,171	5,218,206	8.1%
				5,218,206	5,063,171	5,218,206

Elite Comfort Solutions, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	1/15/2021	5,810,616	5,810,616	5,810,616	9.1%
				5,810,616	5,810,616	5,810,616

Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/22/2023	3,482,500	3,451,297	3,517,325	5.5%
				3,482,500	3,451,297	3,517,325

Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	5/2/2023	979,038	976,115	982,758	1.5%
				979,038	976,115	982,758

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,969,466	2,957,674	2,908,592	4.5%
				2,969,466	2,957,674	2,908,592

Global Eagle Entertainment Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)	1/6/2023	4,147,500	4,079,692	4,116,394	6.4%
				4,147,500	4,079,692	4,116,394

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/20/2023	6,708,188	6,708,188	6,708,188	10.5%
				6,708,188	6,708,188	6,708,188

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/30/2022	1,851,563	1,828,706	1,773,982	2.8%
				1,851,563	1,828,706	1,773,982

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	3/18/2024	3,110,895	3,096,476	3,110,895	4.8%
				3,110,895	3,096,476	3,110,895

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	7,960,000	7,884,180	7,880,400	12.3%
				7,960,000	7,884,180	7,880,400

Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,975,000	4,928,990	4,925,250	7.7%
				4,975,000	4,928,990	4,925,250

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	8,000,000	7,857,692	8,000,000	12.5%
				8,000,000	7,857,692	8,000,000

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	6,500,000	6,377,734	6,516,250	10.3%
				6,500,000	6,377,734	6,516,250

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	5,000,000	4,950,691	4,950,000	7.7%
				5,000,000	4,950,691	4,950,000

Lighthouse Network, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	10/13/2023	4,466,250	4,427,648	4,466,250	7.1%
				4,466,250	4,427,648	4,466,250

MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	12/15/2022	5,163,678	5,128,257	5,163,678	8.0%
				5,163,678	5,128,257	5,163,678

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	7/14/2022	2,932,340	2,932,340	2,932,340	4.6%
				2,932,340	2,932,340	2,932,340

Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	4,987,500	4,963,982	4,962,563	7.7%
				4,987,500	4,963,982	4,962,563

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/22/2022	4,962,025	4,962,025	4,962,025	7.7%
				4,962,025	4,962,025	4,962,025

Pomeroy Group LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	11/30/2021	2,343,582	2,288,650	2,329,989	3.6%
		Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	11/30/2021	419,501	409,668	417,068	0.7%
				2,763,083	2,698,318	2,747,057

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	11/30/2021	4,962,500	4,921,159	4,996,741	7.8%
				4,962,500	4,921,159	4,996,741

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.75%, 1.00% LIBOR Floor)(1)	4/29/2022	1,176,137	1,158,096	1,191,191	1.9%
				1,176,137	1,158,096	1,191,191

Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	5/25/2023	4,987,500	4,940,019	4,937,625	7.7%
				4,987,500	4,940,019	4,937,625

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	2/28/2022	2,948,214	2,895,729	2,935,832	4.6%
				2,948,214	2,895,729	2,935,832

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/31/2022	2,778,498	2,737,893	2,806,283	4.4%
				2,778,498	2,737,893	2,806,283

Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/16/2024	5,000,000	4,950,395	4,950,000	7.7%
				5,000,000	4,950,395	4,950,000

Sundial Group Holdings LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/15/2024	10,000,000	9,852,004	9,850,000	15.4%
				10,000,000	9,852,004	9,850,000

Survey Sampling International, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/16/2020	2,954,530	2,934,263	2,954,530	4.6%
				2,954,530	2,934,263	2,954,530

TouchTunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/28/2021	4,974,555	4,974,555	5,005,894	7.8%
				4,974,555	4,974,555	5,005,894

TrialCard Incorporated	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	10/26/2021	3,300,075	3,273,215	3,300,075	5.1%
				3,300,075	3,273,215	3,300,075

VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/1/2023	2,962,500	2,938,097	2,958,353	4.6%
				2,962,500	2,938,097	2,958,353

VIP Cinema Holdings, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	3/1/2023	728,165	724,860	735,446	1.1%
				728,165	724,860	735,446

Total Investments, September 30, 2017				$187,473,229	$183,950,100	$184,241,231	287.6%

(1)	Represents the weighted average annual current interest rate as of September 30, 2017. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC Topic 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	This investment was on non-accrual status as of September 30, 2017.

(4)	Percentage is based on MCC JV's net assets of $64,157,655 as of September 30, 2017.

MCC JV Loan Portfolio as of September 30, 2016

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	2,487,500	2,487,500	2,487,500	7.0%
				2,487,500	2,487,500	2,487,500

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(1)	9/3/2021	2,747,500	2,724,808	2,728,295	7.6%
				2,747,500	2,724,808	2,728,295

Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	9/2/2023	4,000,000	3,960,392	3,960,000	11.1%
				4,000,000	3,960,392	3,960,000

APCO Holdings, Inc	Automotive	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/31/2022	3,703,125	3,604,166	3,660,168	10.2%
				3,703,125	3,604,166	3,660,168

API Technologies Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(1)	4/22/2022	2,992,500	2,936,717	2,932,650	8.2%
				2,992,500	2,936,717	2,932,650

Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(1)	4/12/2023	3,000,000	2,947,612	2,910,000	8.1%
				3,000,000	2,947,612	2,910,000

CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,500,000	3,448,618	3,395,002	9.5%
				3,500,000	3,448,618	3,395,002

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan A (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	495,048	495,048	495,048	1.4%
		Senior Secured First Lien Term Loan B (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	206,270	206,270	206,270	0.6%
		Senior Secured First Lien Term Loan C (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)(3)	3/31/2019	1,447,834	717,016	717,016	2.0%
		Senior Secured First Lien Term Loan D (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)(3)	3/31/2019	901,391	—	—	0.0%
		Senior Secured First Lien Revolving Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/31/2019	128,038	128,038	128,038	0.4%
		Senior Secured First Lien Revolving Term Loan (ABR + 3.50% Cash, 3.50% ABR Floor)(1)	3/31/2019	112,674	112,674	112,674	0.3%
		Common Stock		41	—	—	0.0%
				3,291,296	1,659,046	1,659,046

CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(1)	12/19/2020	2,646,703	2,641,393	2,646,703	7.4%
				2,646,703	2,641,393	2,646,703

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Elite Comfort Solutions, Inc	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(1)	1/15/2021	4,196,875	4,196,875	4,238,844	11.9%
				4,196,875	4,196,875	4,238,844

Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/2/2023	2,992,500	2,981,967	2,962,575	8.3%
				2,992,500	2,981,967	2,962,575

GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)	6/16/2023	3,990,000	3,835,508	3,795,687	10.6%
				3,990,000	3,835,508	3,795,687

HarborTouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)	5/31/2022	3,478,125	3,445,054	3,443,344	9.6%
				3,478,125	3,445,054	3,443,344

High Ridge Brands Co.	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(1)	6/30/2022	1,870,313	1,842,364	1,842,257	5.2%
				1,870,313	1,842,364	1,842,257

Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	3/30/2022	4,977,182	4,918,462	5,020,982	14.1%
				4,977,182	4,918,462	5,020,982

Keurig Green Mountain, Inc.	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 0.75% LIBOR Floor)(1)	3/3/2023	4,013,275	3,963,303	4,013,275	11.2%
				4,013,275	3,963,303	4,013,275

Kraton Polymers LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	1/6/2022	3,000,000	2,891,792	3,030,000	8.5%
				3,000,000	2,891,792	3,030,000

MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	12/15/2022	5,216,234	5,173,584	5,160,681	14.4%
				5,216,234	5,173,584	5,160,681

MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(1)	6/29/2020	1,995,000	1,976,126	1,990,012	5.5%
				1,995,000	1,976,126	1,990,012

NetSmart Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/19/2023	2,493,750	2,469,871	2,503,227	7.0%
				2,493,750	2,469,871	2,503,227

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	6/4/2020	2,962,302	2,962,302	2,948,972	8.3%
				2,962,302	2,962,302	2,948,972

Pomeroy Group LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	11/30/2021	3,491,206	3,389,703	3,386,470	9.5%
				3,491,206	3,389,703	3,386,470

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	4/29/2022	2,487,500	2,441,013	2,409,765	6.7%
				2,487,500	2,441,013	2,409,765

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	10/30/2022	2,966,292	2,914,417	2,904,564	8.1%
				2,966,292	2,914,417	2,904,564

Sundial Group Holdings LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	10/19/2021	2,925,000	2,875,629	2,879,721	8.1%
				2,925,000	2,875,629	2,879,721

Survey Sampling International, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/16/2020	2,984,843	2,957,468	2,954,994	8.3%
				2,984,843	2,957,468	2,954,994

TaxAct, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(1)	1/3/2023	4,233,796	4,129,461	4,302,807	12.0%
				4,233,796	4,129,461	4,302,807

VCVH Holding Corp.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/1/2023	2,992,500	2,963,504	2,971,852	8.3%
				2,992,500	2,963,504	2,971,852

Victory Capital Operating, LLC.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 7.50%, 1.00% LIBOR Floor)(1)	10/29/2021	1,643,836	1,619,749	1,615,069	4.5%
				1,643,836	1,619,749	1,615,069

Western Digital Corporation	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 0.75% LIBOR Floor)(1)	4/29/2023	2,593,500	2,541,321	2,617,879	7.3%
				2,593,500	2,541,321	2,617,879

Total Investments, September 30, 2016				$95,872,654	$92,899,725	$93,372,341	261.4%

(1)	Represents the weighted average annual current interest rate as of September 30, 2016. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC Topic 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	This investment was on non-accrual status as of September 30, 2016.

(4)	Percentage is based on MCC JV's net assets of $35,717,047 as of September 30, 2016.

Below is certain summarized financial Information for MCC JV as of September 30, 2017 and 2016, and for the years ended September 30, 2017 and 2016, and the period from July 15, 2015 (commencement of operations) through September 30, 2015:

	September 30, 2017	September 30, 2016
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: of $183,950,100 and $92,899,725, respectively)	$184,241,231	$93,372,341
Cash	8,908,117	9,720,324
Other assets	597,831	268,136
Total assets	$193,747,179	$103,360,801

Line of credit (net of debt issuance costs of $1,789,953 and $1,000,841, respectively)	$128,690,047	$67,079,159
Other liabilities	440,959	340,088
Interest payable	458,518	224,507
Total liabilities	129,589,524	67,643,754
Members' capital	64,157,655	35,717,047
Total liabilities and members' capital	$193,747,179	$103,360,801

	For the year ended September 30, 2017	For the year ended September 30, 2016	Period from July 15, 2015 (commencement of operations) through September 30, 2015
Selected Consolidated Statement of Operations Information:
Total revenues	$10,359,041	$3,916,605	$100,056
Total expenses	(5,239,634)	(2,480,499)	(339,615)
Net unrealized appreciation/(depreciation)	(181,485)	486,437	(13,821)
Net realized gain/(loss)	852,684	(1,415,210)	47
Net income/(loss)	$5,790,606	$507,333	$(253,333)

Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated Control Investments, if any, are considered “significant subsidiaries.” In evaluating these investments, there are three tests utilized to determine if any Controlled Investments are considered significant subsidiaries: the investment test, the asset test and the income test. Rule 3-09 of Regulation S-X requires the Company to include separate audited financial statements of any unconsolidated majority-owned subsidiary (Control Investments in which the Company owns greater than 50% of the voting securities) in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information of Control Investments in an annual report if any of the three tests exceeds 10%, and summarized financial information in a quarterly report if any of the three tests exceeds 20% pursuant to Rule 10-01(b)(1) of Regulation S-X.

As of September 30, 2017 and 2016, the Company had no single majority-owned subsidiary that exceeded 20% in any of the three tests.

As of September 30, 2017, the Company had no Control Investments that represented greater than 10% of its total investment portfolio at fair value, no Control Investments whose assets represented greater than 10% of its total assets, and one Control Investment whose income generated more than 10% of its income during the year ended September 30, 2017.

As of September 30, 2016, the Company had no Control Investments that exceeded 10% in any of the three tests.

The following tables show summarized unaudited financial information for NVTN LLC, which met the 10% income test for the year ended September 30, 2017:

September 30, 2017
Balance Sheet Data(1)
Current assets	$4,952,291
Non-current assets	34,375,960
Current liabilities	2,216,025
Non-current liabilities	29,531,858

Period from November 9, 2016 through September 30, 2017
Summary of Operations(1)
Total revenues	$38,347,251
Cost of sales	9,289,103
Operating expenses	27,105,300
Other expenses	6,707,925
Net loss	$(4,755,077)

(1)	All amounts are unaudited.
The Company also determined that the assets of MCC JV represented greater than 10% of its total assets and also generated more than 10% of the Company’s total income primarily due to dividend income. Accordingly, the related summary financial information is presented in the “MCC Senior Loan Strategy JV I LLC” heading above.

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
The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2017 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$537,163	$537,163
Senior Secured Second Lien Term Loans	—	—	135,826	135,826
Senior Secured First Lien Notes	—	7,067	20,478	27,545
Unsecured Debt	—	—	—	—
Equity/Warrants	38	21	80,260	80,319
Total	$38	$7,088	$773,727	$780,853
MCC Senior Loan Strategy JV I LLC(1)				$56,138
Total Investments, at fair value				$836,991

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended September 30, 2017 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2016	$565,329	$213,537	$21,048	$52,809	$23,112	$875,835
Purchases and other adjustments to cost	13,015	8,059	—	4,445	387	25,906
Originations	185,462	39,440	—	1,973	65,079	291,954
Sales	(45,701)	(38,500)	—	(30,552)	—	(114,753)
Settlements	(164,622)	(69,510)	—	(15,000)	(2,312)	(251,444)
Net realized gains/(losses) from investments	(41,455)	(7,587)	—	(289)	(23,564)	(72,895)
Net transfers in and/or out of Level 3	—	—	—	—	—	—
Net unrealized gains/(losses)	25,135	(9,613)	(570)	(13,386)	17,558	19,124
Balance as of September 30, 2017	$537,163	$135,826	$20,478	$—	$80,260	$773,727

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended September 30, 2016 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2015	$695,970	$372,176	$30,669	$45,661	$50,584	$1,195,060
Purchases and other adjustments to cost	8,692	2,855	9	2,932	1,165	15,653
Originations	86,857	12,000	—	8,278	1,433	108,568
Sales	—	—	—	—	—	—
Settlements	(181,177)	(164,072)	(11,000)	—	(6,383)	(362,632)
Net realized gains/(losses) from investments	(42,441)	—	39	—	3,479	(38,923)
Net transfers in and/or out of Level 3	—	—	—	—	—	—
Net unrealized gains/(losses)	(2,572)	(9,422)	1,331	(4,062)	(27,166)	(41,891)
Balance as of September 30, 2016	$565,329	$213,537	$21,048	$52,809	$23,112	$875,835

Net change in unrealized loss included in earnings related to investments still held as of September 30, 2017 and 2016, was approximately $29.9 million and $72.6 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended September 30, 2017, none of our investments transferred in or out of Level 3. During the year ended September 30, 2016 one of our senior secured first lien notes transferred from Level 2 to Level 3, back to Level 2 with a net change in fair value of $0 because of the decrease and subsequent increase in availability of the transaction data or the inputs to the valuation became observable.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2017 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$288,134	Income Approach (DCF)	Market yield	8.63% - 14.74% (11.15%)
Senior Secured First Lien Term Loans	5,254	Enterprise Value Analysis	Expected Proceeds	$0.0M - $4.9M ($4.6M)
Senior Secured First Lien Term Loans	184,059	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	Revenue Multiple(1), EBITDA Multiple(1), Discount rate	0.60x - 3.00x (1.42x) / 5.50x - 8.00x (6.77x) / 10.00% - 22.00% (17.79%)
Senior Secured First Lien Term Loans	59,716	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Senior Secured First Lien Notes	20,478	Income Approach (DCF)	Market yield	8.85% - 8.85% (8.85%)
Senior Secured Second Lien Term Loan	88,126	Income Approach (DCF)	Market yield	9.92% - 16.16% (12.22%)
Senior Secured Second Lien Term Loans	7,760	Enterprise Value Analysis	Expected Proceeds	$0.0M - $15.5M ($7.8M)
Senior Secured Second Lien Term Loan	20,894	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Senior Secured Second Lien Term Loan	19,046	Market Approach (Guideline Comparable)/Income Approach (DCF)	Revenue Multiple(1), EBITDA Multiple(1), Discount Rate	0.55x - 0.70x (0.67x) / 7.00x - 9.13x (8.06x) / 17.50% - 18.00% (17.61%)
Unsecured Debt	—	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	Revenue Multiple(1), Discount rate	1.00x-1.40x (1.20x) / 17.50%-23.50% (20.50%)
Equity	38,893	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Equity	41,367	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	Revenue Multiple(1), EBITDA Multiple(1), Discount rate, Expected Proceeds	0.70x - 3.00x (0.74x) / 5.00x - 8.63x (7.10x) / 10.00%-20.50% (16.42%) / $1.9M - $8.0M ($5.0M)
Equity	—	Enterprise Value Analysis	Expected Proceeds	$0.0M
Total	$773,727

The following table has been modified to conform to the current year presentation, and presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2016 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$446,549	Income Approach (DCF)	Market yield	7.55% - 16.00% (11.54%)
Senior Secured First Lien Term Loans	110,950	Market Approach (Guideline Comparable)/Income Approach (DCF)	Revenue Multiple(1), EBITDA Multiple(1), Discount Rate, Revenue Generating Unit	0.40x - 1.50x (0.92x)/5.00x - 7.00x (6.56x)/16.00% - 20.00% (18.73%)/$393.75 - $525.00 ($525.00)
Senior Secured First Lien Term Loans	1,160	Enterprise Valuation Analysis	Expected Proceeds	$0.0M - $1.2M ($1.2M)
Senior Secured First Lien Term Loans	6,670	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Senior Secured First Lien Notes	21,048	Income Approach (DCF)	Market yield	8.02% - 8.02% (8.02%)
Senior Secured Second Lien Term Loans	179,197	Income Approach (DCF)	Market yield	8.97% - 17.86% (11.54%)
Senior Secured Second Lien Term Loans	34,340	Market Approach (Guideline Comparable)	Revenue Multiple(1), EBITDA Multiple(1)	0.50x - 0.75x (0.63x)/5.50x - 8.75x (7.26x)
Unsecured Debt	11,337	Market Approach (Guideline Comparable)/Income Approach (DCF)	Revenue Multiple(1), EBITDA Multiple(1), Discount Rate	0.75x-1.25x (1.25x)/6.50x-7.00x (7.00x)/ 17.50%-22.50% (20.00%)
Unsecured Debt	41,472	Income Approach (DCF)	Market Yield	10.58%-18.50% (15.60%)
Equity	5,749	Income Approach (DCF)	Market Yield	8.75%-8.75% (8.75%)
Equity	3,330	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Equity	8,633	Market Approach (Guideline Comparable)/Income Approach (DCF)/Recent Arms-Length Transaction	Revenue Multiple(1), EBITDA Multiple(1), Discount Rate, Revenue Generating Unit, Recent Arms Length Transaction	0.40x - 1.50x (0.63x)/4.75x - 7.50x (6.76x)/15.00%-20.00% (16.96%)/$393.75 - $525.00 ($525.00)/ $185.3M - $185.3M ($185.3M)
Warrants	5,400	Market Approach (Guideline Comparable)/Income Approach (DCF)	Revenue Multiple(1), Revenue Multiple(1), EV/PP&E Multiple(1), Discount Rate	0.63x - 1.00x (0.81x)/5.50x - 7.50x (6.00x)/0.75x - 1.00x (0.88x)/17.00% - 20.00% (18.50%)
Total	$875,835

(1) Represents inputs used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

The significant unobservable inputs used in the fair value measurement of the Company’s debt investments are market yields. Increases in market yields would result in lower fair value measurements holding all other variables constant.

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

In September, 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global”), in which it exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to a contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global achieves certain financial benchmarks over specified time frames. The Earnout and AMI were initially recorded an aggregate fair value of $2.4 million on the transaction date using the income approach and were included on the Consolidated Statement of Assets and Liabilities in Other Assets. The contingent consideration will be remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings.

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

The Company’s outstanding debt excluding debt issuance costs as of September 30, 2017 and 2016 was as follows (dollars in thousands):

	September 30, 2017				September 30, 2016
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
Revolving Credit Facility	$200,000	$68,000	$68,000	$68,000	$343,500	$14,000	$14,000	$14,000
Term Loan Facility	102,000	102,000	102,000	102,000	174,000	174,000	174,000	174,000
2019 Notes	—	—	—	—	40,000	40,000	40,000	40,704
2021 Notes	74,013	74,013	74,013	77,121	74,013	74,013	74,013	76,677
2023 Notes	102,847	102,847	102,847	103,464	63,500	63,500	63,500	63,856
SBA Debentures	150,000	150,000	150,000	150,000	150,000	150,000	150,000	150,000
Total	$628,860	$496,860	$496,860	$500,585	$845,013	$515,513	$515,513	$519,237

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

On September 1, 2017, the Company reduced the Term Loan Facility commitment from $174.0 million to $102.0 million. The reduction was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to a realized loss of $0.6 million and recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

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

At September 30, 2017, the carrying amount of our borrowings under the Facilities approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2017 and 2016, the valuation of the Facilities would be deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Facilities are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Facilities. As of September 30, 2017 and 2016, debt issuance costs related to the Facilities were as follows (dollars in thousands):

	September 30, 2017		September 30, 2016
	Revolving Facility	Term Facility	Revolving Facility	Term Facility
Total Debt Issuance Costs	$8,546	$4,490	$8,199	$4,290
Amortized Debt Issuance Costs	6,769	3,444	4,609	2,093
Unamortized Debt Issuance Costs	$1,777	$1,046	$3,590	$2,197

The following table shows the components of interest expense, commitment fees related to the Facilities, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities for the years ended September 30, 2017, 2016, and 2015 (dollars in thousands):

	For the years ended September 30
	2017	2016	2015
Revolving Facility interest	$586	$2,116	$5,386
Revolving Facility commitment fee	2,419	2,491	852
Term Facility interest	6,662	6,047	5,991
Amortization of debt issuance costs	2,870	1,948	1,617
Agency and other fees	77	79	77
Total	$12,614	$12,681	$13,923
Weighted average stated interest rate	4.0%	3.4%	3.3%
Weighted average outstanding balance	$182,711	$241,522	$350,418

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

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Unsecured Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. At September 30, 2017 and 2016, the Unsecured Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Unsecured Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Unsecured Notes. As of September 30, 2017 and 2016, debt issuance costs related to the Unsecured Notes were as follows (dollars in thousands):

	September 30, 2017				September 30, 2016
	2019 Notes	2021 Notes	2023 Notes	Total	2019 Notes	2021 Notes	2023 Notes	Total
Total Debt Issuance Costs	$1,475	$3,226	$3,102	$7,803	$1,475	3226	$2,129	$6,830
Amortized Debt Issuance Costs	1,475	1,127	1,078	3,680	951	498	751	2,200
Unamortized Debt Issuance Costs	$—	$2,099	$2,024	$4,123	$524	$2,728	$1,378	$4,630

For the years ended September 30, 2017, 2016, and 2015, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Unsecured Notes were as follows (dollars in thousands):

	For the years ended September 30
	2017	2016	2015
2019 Unsecured Notes interest	$1,116	$2,850	$2,850
2021 Unsecured Notes interest	4,811	3,782	N/A
2023 Unsecured Notes interest	5,686	3,889	3,889
2023 Unsecured Notes premium	(2)	N/A	N/A
Amortization of debt issuance costs	1,040	921	422
Total	$12,651	$11,442	$7,161
Weighted average stated interest rate	6.4%	6.5%	6.5%
Weighted average outstanding balance	$182,016	$161,491	$103,500

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

As of September 30, 2017 and 2016, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding that mature between September 2023 and September 2025.

Our fixed-rate SBA Debentures as of September 30, 2017 and 2016 were as follows (dollars in thousands):

	September 30, 2017		September 30, 2016
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate
September 2013	$5,000	4.404%	$5,000	4.404%
March 2014	39,000	3.951	39,000	3.951
September 2014	50,000	3.370	50,000	3.370
September 2014	6,000	3.775	6,000	3.775
September 2015	50,000	3.571	50,000	3.571
Weighted Average Rate/Total	$150,000	3.639%	$150,000	3.639%

As of September 30, 2017, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2017 and 2016, the SBA Debentures would be deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the SBA Debentures are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the SBA Debentures. As of September 30, 2017 and 2016, debt issuance costs related to the SBA Debentures were as follows (dollars in thousands):

	September 30, 2017	September 30, 2016
Total Debt Issuance Costs	$5,138	$5,138
Amortized Debt Issuance Costs	2,292	1,613
Unamortized Debt Issuance Costs	$2,846	$3,525

For the years ended September 30, 2017, 2016, and 2015, the components of interest, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the years ended September 30
	2017	2016	2015
SBA Debentures interest	$5,458	$5,473	$3,893
Amortization of debt issuance costs	679	681	554
Total	$6,137	$6,154	$4,447
Weighted average stated interest rate	3.6%	3.7%	3.4%
Weighted average outstanding balance	$150,000	$150,000	$114,285

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

For the years ended September 30, 2017, 2016 and 2015, the Company incurred base management fees to MCC Advisors of $17.8 million, $19.5 million and $22.5 million, respectively.

For the years ended September 30, 2017, 2016 and 2015, base management fees, net of $47,941 and $142,546 waived under the Fee Waiver Agreement were $17.7 million, $19.3 million and $22.5 million, respectively.

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

For the years ended September 30, 2017, 2016 and 2015, the Company incurred $0.9 million, $11.5 million and $18.2 million of incentive fees related to pre-incentive fee net investment income.

For the years ended September 30, 2017, 2016 and 2015, incentive fees, net of $43,663 and $3.5 million waived under the Fee Waiver agreement were $0.9 million, $8.0 million and $18.2 million, respectively.

As of September 30, 2017 and 2016, $4.3 million and $4.6 million, respectively, were included in “management and incentive fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the years ended September 30, 2017, 2016, and 2015, we incurred $3.8 million, $3.9 million, and $4.1 million in administrator expenses, respectively.

Note 7. Related Party Transactions

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

Opportunities for co-investments may arise when MCC Advisors or an affiliated investment adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients, or affiliated funds. The Company obtained an exemptive order from the SEC on November 25, 2013 (the “Prior Exemptive Order”). On March 29, 2017, the Company, MCC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the “Exemptive Order”) that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder. On October 4, 2017, the Company, MCC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “New Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. The terms of the New Exemptive Order are otherwise substantially similar to the Exemptive Order. Co-investment under the Exemptive Order is subject to certain conditions, including the condition that, in the case of each co-investment transaction, our board of directors determines that it would to be in our best interest to participate in the transaction. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

Note 8. Commitments

Guarantees

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. As of September 30, 2017, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company. The guarantee will renew annually until cancellation.

Unfunded commitments

As of September 30, 2017 and 2016, we had commitments under loan and financing agreements to fund up to $23.7 million to 15 portfolio companies and $9.2 million to 8 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and a revolver, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2017 and 2016 is shown in the table below (dollars in thousands):

	September 30, 2017	September 30, 2016
SMART Financial Operations, LLC - Delayed Draw Term Loan	$4,725	$—
Barry's Bootcamp Holdings, LLC - Revolver	4,400	—
Accupac, Inc. - Delayed Draw Term Loan	2,612	—
CP OPCO LLC - Revolver	1,973	609
AAR Intermediate Holdings, LLC - Revolver	1,797	1,797
SFP Holding, Inc. - Delayed Draw Term Loan	1,778	—
Barry's Bootcamp Holdings, LLC - Delayed Draw Term Loan	1,271	—
Trans-Fast Remittance LLC - Delayed Draw Term Loan	1,057	—
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Brantley Transportation LLC - Delayed Draw Term Loan	788	863
Impact Sales, LLC - Delayed Draw Term Loan	755	—
Black Angus Steakhouses, LLC - Revolver	516	446
Access Media Holdings, LLC - Series AAA Preferred Equity	277	—
Central States Dermatology Services, LLC - Delayed Draw Term Loan	254	—
NVTN LLC - Delayed Draw Term Loan	250	—
SavATree, LLC - Delayed Draw Term Loan	167	—
Engineered Machinery Holdings, Inc. - Delayed Draw Term Loan	159	—
Tenere Acquisition Corp. - Delayed Draw Term Loan	—	2,000
DHISCO Electronic Distribution, Inc. - Revolver	—	1,905
Lydell Jewelry Design Studio, LLC - Delayed Draw Term Loan	—	500
Access Media Holdings, LLC - Series AA Preferred Equity	—	184
Total	$23,672	$9,197

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

Note 9. Fee Income

Fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, and other miscellaneous fees. The following tables summarize the Company’s fee income for the years ended September 30, 2017, 2016 and 2015 (dollars in thousands):

	For the years ended September 30
	2017	2016	2015
Origination fee	$3,078	$1,381	$4,966
Amendment fee	1,323	2,563	2,637
Prepayment fee	804	2,551	2,306
Other fees	790	276	240
Administrative agent fee	625	684	587
Fee income	$6,620	$7,455	$10,736

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

No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940 Act). For the years ended September 30, 2017, 2016, and 2015, we accrued $0.6 million, $0.5 million, and $0.6 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of September 30, 2017.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the years ended September 30, 2017, 2016, and 2015 (dollars in thousands, except share and per share amounts):

	For the years ended September 30
	2017	2016	2015
Basic and diluted:
Net increase/(decrease) in net assets from operations	$(15,077)	$(27,962)	$(14,758)
Weighted average common shares outstanding	54,474,211	55,399,646	57,624,779
Earnings per common share-basic and diluted	$(0.28)	$(0.50)	$(0.26)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended September 30, 2017, 2016, 2015, 2014 and 2013:

	For the years ended September 30
	2017	2016	2015	2014	2013
Per share data:
Net asset value per share at beginning of year	$9.49	$11.00	$12.43	$12.70	$12.52

Net investment income(1)	0.67	0.97	1.27	1.58	1.53
Net realized gains/(losses) on investments	(1.34)	(0.71)	(1.06)	0.01	0.01
Net unrealized appreciation/(depreciation) on investments	0.39	(0.76)	(0.46)	(0.46)	(0.24)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	0.02	—	(0.01)	(0.03)	—
Loss on extinguishment of debt	(0.02)	—	—	—	—
Net increase/(decrease) in net assets	(0.28)	(0.50)	(0.26)	1.10	1.30

Distributions from net investment income	(0.76)	(1.12)	(1.27)	(1.33)	(1.34)
Distributions from net realized gains	—	—	0.00	(0.02)	(0.02)
Distributions from tax return of capital	—	—	—	(0.13)	(0.09)
Issuance of common stock, net of underwriting costs	—	—	—	0.09	0.28
Repurchase of common stock under stock repurchase program	—	0.11	0.12	—	—
Offering costs	—	—	—	(0.01)	(0.02)
Other(2)	—	—	(0.02)	0.03	0.07

Net asset value at end of year	$8.45	$9.49	$11.00	$12.43	$12.70
Net assets at end of year	$460,429,317	$516,919,142	$619,920,384	$729,856,881	$509,834,455
Shares outstanding at end of year	54,474,211	54,474,211	56,337,152	58,733,284	40,152,904

Per share market value at end of year	$5.97	$7.63	$7.44	$11.81	$13.79
Total return based on market value(3)	(12.73)%	19.37%	(27.56)%	(3.98)%	9.01%
Total return based on net asset value(4)	(0.68)%	0.42%	1.76%	9.73%	12.83%
Portfolio turnover rate	26.01%	8.86%	18.33%	33.95%	25.25%

The following is a schedule of ratios and supplemental data for the years ended September 30, 2017, 2016, 2015, 2014, and 2013:

	For the years ended September 30
	2017	2016	2015	2014	2013
Ratios:
Ratio of net investment income to average net assets after waivers(6)	7.50%	9.97%	11.00%	12.00%	11.19%
Ratio of total expenses to average net assets after waivers(6)	12.35%	12.49%	11.51%	10.40%	10.27%
Ratio of incentive fees to average net assets after waivers(6)	0.18%	1.49%	2.75%	3.00%	2.80%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(6)	12.17%	11.00%	8.75%	7.40%	7.47%
Percentage of non-recurring fee income(7)	6.23%	5.61%	6.80%	20.45%	17.48%
Average debt outstanding(8)	$514,726,703	$553,012,824	$568,202,466	$357,547,464	$198,994,397
Average debt outstanding per common share	$9.45	$9.98	$9.86	$7.55	$6.58
Asset coverage ratio per unit(9)	2,327	2,414	2,318	2,732	3,256

Average market value per unit:
Facilities(10)	N/A	N/A	N/A	N/A	N/A
SBA debentures(10)	N/A	N/A	N/A	N/A	N/A
Notes due 2019(5)	$25.39	$25.44	$25.26	$25.62	$25.61
Notes due 2021	$25.80	$25.48	N/A	N/A	N/A
Notes due 2023	$25.18	$25.19	$24.79	$24.76	23.74

(1)
Net investment income excluding management and incentive fee waivers based on total weighted average common stock outstanding equals $0.67 and $0.90 per share for the years ended September 30, 2017 and 2016, respectively. Net investment income based on total weighted average common stock outstanding equals $1.27, $1.58, and $1.53 per share for the years ended September 30, 2015, 2014, and 2013, respectively.

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

(5)
During the year ended September 30, 2017, the 2019 Notes were redeemed in full and ceased trading on February 17, 2017. The average price for the year ended September 30, 2017 reflects the period from October 1, 2016 through February 17, 2017.

(6)
For the year ended September 30, 2017, excluding management and incentive fee waivers, the ratio of net investment income, total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is 7.48%, 12.37%, 0.18%, and 12.18%, respectively. For the year ended September 30, 2016, excluding management and incentive fee waivers, the ratio of net investment income, total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is 9.29%, 13.17%, 2.14%, and 11.03%, respectively.

(7)	Represents the impact of the non-recurring fees over total investment income.

(8)	Based on daily weighted average carrying value of debt outstanding during the period.

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

The following table summarizes the Company’s dividend distributions during the years ended September 30, 2017 and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
During the year ended September 30, 2017
11/3/2016	11/23/2016	12/23/2016	$0.22
1/31/2017	2/22/2017	3/24/2017	0.22
5/5/2017	5/24/2017	6/23/2017	0.16
8/3/2017	8/23/2017	9/22/2017	0.16
			$0.76

Date Declared	Record Date	Payment Date	Amount Per Share
During the year ended September 30, 2016
11/5/2015	11/25/2015	12/18/2015	$0.30
2/1/2016	2/24/2016	3/18/2016	0.30
5/5/2016	5/25/2016	6/24/2016	0.30
8/7/2016	8/24/2016	9/23/2016	0.22
			$1.12

Note 14. Stock Repurchase Program

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we could purchase up to an aggregate amount of $30.0 million of our common stock between the period of the approval date and February 5, 2016. On December 4, 2015, the board of directors extended the duration of the share repurchase program through December 31, 2016, and increased the aggregate amount to $50.0 million. On December 7, 2016, the board of directors extended the duration of the share repurchase program through December 31, 2017. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. As of September 30, 2017, the Company has repurchased an aggregate of 4,259,073 shares of common stock at an average price of $8.00 per share with a total cost of approximately $34.1 million. The maximum dollar value of shares that may yet be purchased under the plan is $15.9 million. This program may be limited or terminated at any time without prior notice. Since the inception of the program, the Company's net asset value per share was increased by approximately $0.23 as a result of the share repurchases.

The following table summarizes our share repurchases under our stock repurchase program for the years ended September 30, 2017, 2016, and 2015 (dollars in thousands, except share and per share amounts):

	For the years ended September 30
	2017	2016	2015
Dollar amount repurchased	N/A(1)	$12,870	$21,205
Shares Repurchased	N/A(1)	1,862,941	2,396,132
Average price per share	N/A(1)	$6.91	$8.85
Weighted average discount to Net Asset Value	N/A(1)	31.0%	23.5%

(1)	The Company did not repurchase any shares during the year ended September 30, 2017.

Note 15. Selected Quarterly Financial Data (Unaudited)

The following tables represent selected unaudited quarterly financial data for the Company during the years ended September 30, 2017, 2016, and 2015 (dollars in thousands, except per share amounts):

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Consolidated Statement of Operations data:
Total investment income	$22,147	$23,696	$24,357	$26,056
Net investment income	8,624	9,569	8,042	10,135
Net realized and unrealized gain/(loss)	(20,446)	(7,353)	(19,834)	(3,809)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	309	783	—	—
Loss on extinguishment of debt	(640)	—	(456)	—
Net increase/(decrease) in net assets resulting from operations	(12,153)	2,999	(12,248)	6,326
Earnings per share	(0.22)	0.06	(0.22)	0.12
Net asset value per common share at period end	$8.45	$8.84	$8.94	$9.39

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Consolidated Statement of Operations data:
Total investment income	$27,195	$28,412	$30,714	$34,427
Net investment income	12,396	10,954	14,575	15,666
Net realized and unrealized gain/(loss)	(16,110)	3,109	(13,994)	(54,646)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	486	(40)	(133)	(225)
Net increase/(decrease) in net assets resulting from operations	(3,228)	14,022	448	(39,204)
Earnings per share	(0.06)	0.26	0.01	(0.70)
Net asset value per common share at period end	$9.49	$9.76	$9.80	$10.01

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Consolidated Statement of Operations data:
Total investment income	$36,607	$35,964	$36,776	$39,849
Net investment income	17,553	17,240	17,753	20,390
Net realized and unrealized gain/(loss)	(34,868)	(8,583)	(5,265)	(38,917)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	717	(284)	(705)	211
Net increase/(decrease) in net assets resulting from operations	(16,598)	8,373	11,783	(18,316)
Earnings per share	(0.29)	0.14	0.20	(0.31)
Net asset value per common share at period end	$11.00	$11.53	$11.68	$11.74

Note 16. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended September 30, 2017, except as disclosed below.

On October 31, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.16 per share payable on December 22, 2017, to stockholders of record at the close of business on November 22, 2017.

On November 15, 2017, Velocity Pooling Vehicle, LLC (“Velocity”), a portfolio company in which the Company holds first and second lien with an aggregate fair value of approximately $5.2 million at September 30, 2017, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court in the District of Delaware. Velocity will continue to operate its business as “debtors‐in‐possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provision of the Bankruptcy Code and orders of the Bankruptcy Court. To support operations through this process, Velocity secured debtor-in-possession (DIP) financing. The Company will continue to assess the investment in Velocity resulting from the bankruptcy as additional information becomes available.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s evaluation under the framework in Internal Control—Integrated Framework , management concluded that our internal controls over financial reporting were effective as of September 30, 2017.

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

(c) Audit Report of the Registered Public Accounting Firm

Our internal controls over financial reporting as of September 30, 2017 have been audited by our independent registered public accounting firm, Ernst & Young LLP, as stated in its report titled "Report of Independent Registered Public Accounting Firm" on page F-2.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

(b) Exhibits:

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC

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

10.3	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J.1 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

10.4	Form of Administration Agreement (Incorporated by reference to Exhibit 99.K.2 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

10.5
Form of Sub-Administration Agreement (Incorporated by reference to Exhibit 99.K.4 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 22, 2010).

10.6	Trademark License Agreement (Incorporated by reference to Exhibit 99.K.3 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 9, 2010).

10.7	Form of Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

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

10.24
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

10.26
Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 1, 2017, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 8, 2017).

10.27
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

10.29
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

10.30
Amendment No. 3 to Amended and Restated Senior Secured Term Loan Credit Agreement dated as of September 1, 2017, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 8, 2017).

10.31
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

10.32
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

10.33
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

10.34
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

10.35
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

21.1	List of Subsidiaries*

24.0	Power of attorney (included on the signature page hereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 7, 2017	Medley Capital Corporation

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on December 7, 2017.

/s/ Brook Taube	Chief Executive Officer and Chairman of the
Brook Taube	Board of Directors (Principal Executive Officer)

/s/ Richard T. Allorto, Jr.	Chief Financial Officer
Richard T. Allorto, Jr.	(Principal Financial and Accounting Officer)

/s/ Seth Taube	Director
Seth Taube

/s/ Jeff Tonkel	Director
Jeff Tonkel

/s/ Arthur S. Ainsberg	Director
Arthur S. Ainsberg

/s/ Karin Hirtler-Garvey	Director
Karin Hirtler-Garvey

/s/ John E. Mack	Director
John E. Mack

/s/ Mark Lerdal	Director
Mark Lerdal