Form 10-Q
period 2017-12-31
Medley Capital Corp
filed 2018-02-06
CIK 1490349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017
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

The Registrant had 54,474,211 shares of common stock, $0.001 par value, outstanding as of February 5, 2018.

MEDLEY CAPITAL CORPORATION

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2017	September 30, 2017
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $649,624,352 and $625,108,198, respectively)	$565,541,395	$575,495,698
Affiliated investments (amortized cost of $92,464,353 and $91,026,729, respectively)	95,792,257	90,071,365
Controlled investments (amortized cost of $210,068,394 and $197,918,352, respectively)	174,569,385	171,423,836
Total investments at fair value	835,903,037	836,990,899
Cash and cash equivalents	50,008,401	108,571,958
Interest receivable	9,474,622	9,371,048
Other assets	3,488,194	3,321,822
Fees receivable	754,578	765,756
Deferred offering costs	339,172	307,015
Receivable for dispositions and investments sold	55,969	231,895
Total assets	$900,023,973	$959,560,393

LIABILITIES
Revolving credit facility payable (net of debt issuance costs of $1,618,750 and $1,777,181, respectively)	$45,381,250	$66,222,819
Term loan payable (net of debt issuance costs of $952,656 and $1,045,895, respectively)	101,047,344	100,954,105
Notes payable (net of debt issuance costs of $3,871,214 and $4,122,533, respectively)	173,002,422	172,751,776
SBA debentures payable (net of debt issuance costs of $2,702,965 and $2,845,694, respectively)	147,297,035	147,154,306
Management and incentive fees payable (see Note 6)	4,067,841	4,312,004
Interest and fees payable	5,063,062	3,759,891
Accounts payable and accrued expenses	1,981,890	1,863,546
Administrator expenses payable (see Note 6)	867,331	859,794
Deferred tax liability	821,927	911,936
Due to affiliate	377,231	81,347
Deferred revenue	315,028	259,552
Offering costs payable	32,157	—
Total liabilities	$480,254,518	$499,131,076

Guarantees and Commitments (see Note 8)

NET ASSETS
Common stock, par value $0.001 per share, 100,000,000 common shares authorized, 54,474,211 and 54,474,211 common shares issued and outstanding, respectively	$54,474	$54,474
Capital in excess of par value	705,046,098	705,046,098
Accumulated undistributed net investment income	7,991,654	9,528,367
Accumulated net realized gain/(loss) from investments	(176,684,365)	(176,662,889)
Net unrealized appreciation/(depreciation) on investments, net of deferred taxes	(116,638,406)	(77,536,733)
Total net assets	419,769,455	460,429,317
Total liabilities and net assets	$900,023,973	$959,560,393

NET ASSET VALUE PER SHARE	$7.71	$8.45

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended December 31
	2017	2016
	(unaudited)	(unaudited)
INVESTMENT INCOME:
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$13,090,352	$18,520,378
Payment-in-kind	1,641,133	2,962,050
Affiliated investments:
Cash	577,309	166,750
Payment-in-kind	849,495	—
Controlled investments:
Cash	429,762	343,158
Payment-in-kind	718,518	1,971,560
Total interest income	17,306,569	23,963,896
Dividend income, net of provisional taxes ($0 and $0, respectively)	1,443,750	644,953
Interest from cash and cash equivalents	31,769	23,412
Fee income (see Note 9)	1,848,760	1,423,804
Total investment income	20,630,848	26,056,065

EXPENSES:
Base management fees (see Note 6)	4,067,841	4,514,615
Incentive fees (see Note 6)	—	895,675
Interest and financing expenses	6,759,199	7,773,971
Administrator expenses (see Note 6)	867,331	916,066
General and administrative	757,255	697,005
Professional Fees	585,667	651,111
Directors fees	147,180	169,784
Insurance	133,214	99,455
Expenses before management and incentive fee waivers	13,317,687	15,717,682
Management fee waiver (see Note 6)	—	(19,945)
Incentive fee waiver (see Note 6)	—	(43,663)
Total expenses net of management and incentive fee waivers	13,317,687	15,654,074
Net investment income before excise taxes	7,313,161	10,401,991
Excise tax expense	(134,000)	(267,183)
NET INVESTMENT INCOME	7,179,161	10,134,808

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments
Non-controlled/non-affiliated investments	(21,476)	(6,298,431)
Affiliated investments	—	—
Controlled investments	—	—
Net realized gain/(loss) from investments	(21,476)	(6,298,431)
Net unrealized appreciation/(depreciation) on investments
Non-controlled/non-affiliated investments	(34,470,457)	1,625,294
Affiliated investments	4,283,268	—
Controlled investments	(9,004,493)	863,902
Net unrealized appreciation/(depreciation) on investments	(39,191,682)	2,489,196
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	90,009	—
Net gain/(loss) on investments	(39,123,149)	(3,809,235)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(31,943,988)	$6,325,573

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.59)	$0.12
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.13	$0.19
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	54,474,211	54,474,211
DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.22

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the three months ended December 31
	2017	2016
	(unaudited)	(unaudited)
OPERATIONS:
Net investment income	$7,179,161	$10,134,808
Net realized gain/(loss) from investments	(21,476)	(6,298,431)
Net unrealized appreciation/(depreciation) on investments	(39,191,682)	2,489,196
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	90,009	—
Net increase/(decrease) in net assets from operations	(31,943,988)	6,325,573
SHAREHOLDER DISTRIBUTIONS:
Distributions from net investment income	(8,715,874)	(11,984,328)
Net decrease in net assets from shareholder distributions	(8,715,874)	(11,984,328)
Total increase/(decrease) in net assets	(40,659,862)	(5,658,755)
Net assets at beginning of period	460,429,317	516,919,142
Net assets at end of period including accumulated undistributed net investment income of $7,991,654 and $8,962,242, respectively	$419,769,455	$511,260,387

Net asset value per common share	$7.71	$9.39
Common shares outstanding at end of period	54,474,211	54,474,211

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the three months ended December 31
	2017	2016
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS	$(31,943,988)	$6,325,573
ADJUSTMENTS TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(3,136,782)	(4,823,083)
Net amortization of premium/(discount) on investments	(239,606)	(350,100)
Amortization of debt issuance costs	645,044	997,329
Net realized (gain)/loss from investments	21,476	6,298,431
Net deferred income taxes	(90,009)	—
Net unrealized (appreciation)/depreciation on investments	39,191,682	(2,489,196)
Proceeds from sale and settlements of investments	47,978,251	40,117,661
Purchases, originations and participations	(82,727,159)	(42,182,104)
(Increase)/decrease in operating assets:
Interest receivable	(103,574)	(2,024,597)
Other assets	(166,371)	143,067
Fees receivable	11,178	764,524
Receivable for dispositions and investments sold	175,926	133,631
Increase/(decrease) in operating liabilities:
Management and incentive fees payable, net	(244,163)	788,063
Interest and fees payable	1,303,171	2,317,959
Accounts payable and accrued expenses	118,344	(456,158)
Administrator expenses payable	7,537	(74,170)
Due to affiliate	295,884	114,038
Deferred revenue	55,476	(59,740)
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	(28,847,683)	5,541,128

Cash flows from financing activities
Borrowings on debt	9,000,000	18,379,732
Paydowns on debt	(30,000,000)	(14,000,000)
Debt issuance costs paid	—	(285,408)
Payments of cash dividends	(8,715,874)	(11,984,328)
Offering costs paid	—	(1,381)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(29,715,874)	(7,891,385)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(58,563,557)	(2,350,257)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	108,571,958	104,485,263
CASH AND CASH EQUIVALENTS, END OF PERIOD	$50,008,401	$102,135,006

Supplemental Information:
Interest paid during the period	$4,792,028	$4,439,248
Supplemental non-cash information:
Payment-in-kind interest income	$3,209,146	$4,933,610
Net amortization of premium/(discount) on investments	$239,606	$350,100
Amortization of debt issuance costs	$(645,044)	$(997,329)
Non-cash purchase of investments	$—	$58,615,663
Non-cash sale of investments	$—	$58,615,663

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

December 31, 2017
(unaudited)

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

3SI Security Systems, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	6/16/2023	17,456,250	17,456,250	17,608,119	4.2%
				17,456,250	17,456,250	17,608,119

Accupac, Inc.(7)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(13)(18)	9/14/2023	9,862,951	9,862,951	9,862,951	2.3%
				9,862,951	9,862,951	9,862,951

Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.875% LIBOR Floor)(14)	12/11/2020	14,582,109	14,582,109	14,582,109	3.5%
				14,582,109	14,582,109	14,582,109

Alpine SG, LLC(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	13,500,000	13,500,000	13,500,000	3.2%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)(22)	11/16/2022	4,642,857	4,642,857	4,642,857	1.1%
		Revolving Credit Facility (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)(17)	11/16/2022	—	—	—	0.0%
				18,142,857	18,142,857	18,142,857

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/25/2023	6,500,000	6,500,000	6,578,000	1.6%
				6,500,000	6,500,000	6,578,000

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	6/30/2019	14,169,522	14,169,522	14,277,210	3.4%
				14,169,522	14,169,522	14,277,210

Barry's Bootcamp Holdings, LLC(7)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	7,628,570	7,628,570	7,628,570	1.8%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)(17)	7/14/2022	—	—	—	0.0%
				7,628,570	7,628,570	7,628,570

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Black Angus Steakhouses, LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	7,649,554	7,649,554	7,325,796	1.7%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)(17)	4/24/2020	357,143	357,143	324,104	0.1%
				8,006,697	8,006,697	7,649,900

Brook & Whittle Holdings Corp.(7)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	10/17/2023	1,330,274	1,330,274	1,330,274	0.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(17)	10/17/2023	—	—	—	0.0%
				1,330,274	1,330,274	1,330,274

Central States Dermatology Services, LLC(7)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	4/20/2022	1,084,519	1,084,519	1,084,519	0.2%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)(18)	4/20/2022	209,355	209,355	209,355	0.0%
				1,293,874	1,293,874	1,293,874

Comfort Holding, LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(13)	2/3/2025	1,000,000	962,572	844,600	0.2%
				1,000,000	962,572	844,600

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan B (ABR + 5.50% PIK, 4.50% ABR Floor)(10)	4/1/2019	1,274,828	1,210,237	338,467	0.1%
		Senior Secured First Lien Term Loan C (ABR + 8.50% PIK, 4.50% ABR Floor)(10)	4/1/2019	9,380,638	4,060,507	—	0.0%
		Preferred Facility (ABR + 7.00% PIK, 4.50% ABR Floor)(10)	4/1/2019	5,883,641	—	—	0.0%
		Revolving Credit Facility (ABR + 3.50% Cash, 4.50% ABR Floor)	4/1/2019	—	—	—	0.0%
		Equity - 232 Common Units		—	—	—	0.0%
				16,539,107	5,270,744	338,467

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	7/26/2025	5,000,000	4,975,920	4,975,000	1.2%
				5,000,000	4,975,920	4,975,000

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/30/2019	13,190,000	13,190,000	13,190,000	3.1%
		Equity - 350 Common Units		—	700,000	273,809	0.1%
				13,190,000	13,890,000	13,463,809

CT Technologies Intermediate Holdings, Inc.(12)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	12/1/2022	7,500,000	7,500,000	7,540,500	1.8%
				7,500,000	7,500,000	7,540,500

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 8.50% PIK, 1.50% LIBOR Floor)(14)	11/10/2019	4,107,239	4,107,239	4,107,239	1.0%
		Senior Secured First Lien Term Loan B (LIBOR + 11.00% PIK, 1.50% LIBOR Floor)(10)(14)	11/10/2019	15,203,145	14,896,413	6,134,469	1.5%
		Senior Secured First Lien Term Loan C (LIBOR + 12.25% PIK, 1.50% LIBOR Floor)(10)(14)	11/10/2019	13,200,369	11,600,575	—	0.0%
		Senior Secured First Lien Term Loan D (LIBOR + 13.25% PIK, 1.50% LIBOR Floor)(10)(14)	11/10/2019	12,407,459	4,701,476	—	0.0%
		Equity - 1,230,769 Class A Units		—	1,230,769	—	0.0%
				44,918,212	36,536,472	10,241,708

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)(16)	10/1/2018	3,399,550	3,366,894	3,430,146	0.8%
		Preferred Equity (8.00% PIK)		3,644,300	3,644,300	3,644,300	0.9%
				7,043,850	7,011,194	7,074,446

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (13.50% PIK + LIBOR)(16)	6/6/2018	18,829,092	18,829,092	16,027,324	3.8%
				18,829,092	18,829,092	16,027,324

Engineered Machinery Holdings, Inc.(7)	Capital Equipment	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(14)	7/18/2025	1,519,149	1,504,503	1,503,958	0.4%
		Senior Secured Second Lien Delayed Draw Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(14)(19)	7/18/2025	151,915	150,405	150,106	0.0%
				1,671,064	1,654,908	1,654,064

FKI Security Group, LLC(12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	3/30/2020	11,562,500	11,562,500	11,562,500	2.8%
				11,562,500	11,562,500	11,562,500

Footprint Acquisition, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash)(15)	2/27/2020	5,051,388	5,051,388	5,051,388	1.2%
		Preferred Equity (8.75% PIK)		6,259,256	6,259,256	5,546,952	1.3%
		Equity - 150 Common Units		—	—	—	0.0%
				11,310,644	11,310,644	10,598,340

Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.50% LIBOR Floor)(14)	9/26/2019	12,040,000	12,040,000	12,160,400	2.9%
				12,040,000	12,040,000	12,160,400

Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(13)	2/7/2023	10,000,000	10,000,000	10,143,000	2.4%
				10,000,000	10,000,000	10,143,000

Global Accessories Group, LLC(12)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	151,339	0.0%
				—	151,337	151,339

Harrison Gypsum, LLC(12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 1.50% LIBOR Floor)(13)	12/21/2018	51,608,547	51,608,547	51,608,547	12.3%
				51,608,547	51,608,547	51,608,547

Heligear Acquisition Co.(8)	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	20,424,000	4.9%
				20,000,000	20,000,000	20,424,000

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(14)	6/21/2023	3,000,000	2,957,827	2,955,000	0.7%
				3,000,000	2,957,827	2,955,000

Impact Sales, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)	12/30/2021	2,598,750	2,598,750	2,542,877	0.6%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)(18)	12/30/2021	119,410	119,410	100,617	0.0%
				2,718,160	2,718,160	2,643,494

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2022	14,625,000	14,625,000	14,625,000	3.5%
				14,625,000	14,625,000	14,625,000

JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 12.25% Cash)(15)	3/6/2019	19,800,000	19,800,000	19,800,000	4.7%
				19,800,000	19,800,000	19,800,000

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	2/15/2022	20,812,500	20,812,500	21,076,819	5.0%
				20,812,500	20,812,500	21,076,819

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(16)	2/19/2019	13,936,111	13,657,725	13,765,393	3.3%
		Warrants - 0.81% of Outstanding Equity(21)	2/19/2024	—	955,680	—	0.0%
				13,936,111	14,613,405	13,765,393

Manna Pro Products, LLC(7)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	12/8/2023	8,000,000	8,000,000	8,000,000	1.9%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(18)	12/8/2023	—	—	—	0.0%
				8,000,000	8,000,000	8,000,000

Merchant Cash and Capital, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 13.00% Cash, 3.00% LIBOR Floor)(13)	5/31/2017	2,633,340	2,633,340	2,633,340	0.6%
		Senior Secured Second Lien Term Loan (17.00% PIK)(10)	5/4/2017	16,196,491	15,167,277	7,759,739	1.8%
				18,829,831	17,800,617	10,393,079

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)(14)	12/31/2018	21,202,310	21,202,310	21,202,310	5.1%
				21,202,310	21,202,310	21,202,310

Path Medical, LLC(7)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	8,305,335	7,901,696	8,349,354	2.0%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	2,808,500	2,808,500	2,861,148	0.7%
		Warrants - 1.56% of Outstanding Equity	1/9/2027	—	499,751	83,018	0.0%
				11,113,835	11,209,947	11,293,520

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,865,403	21,865,403	3,028,358	0.7%
		Senior Secured First Lien Term Loan 2 (11.00% Cash, 2.00% PIK)	2/28/2018	467,652	467,652	467,652	0.1%
				22,333,055	22,333,055	3,496,010

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(16)	7/8/2020	2,103,712	2,103,712	1,860,313	0.4%
		Equity - 479,283 Common Units(20)		—	129,406	33,550	0.0%
		Warrants - 2.8% of Outstanding Equity(21)	7/8/2020	—	52,757	21,103	0.0%
				2,103,712	2,285,875	1,914,966

Prince Mineral Holding Corp.(8)	Wholesale	Senior Secured First Lien Note (11.50% Cash)(21)	12/15/2019	6,800,000	6,770,826	6,995,840	1.7%
				6,800,000	6,770,826	6,995,840

Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(14)	11/1/2019	17,000,000	17,000,000	16,265,600	3.9%
				17,000,000	17,000,000	16,265,600

RESIC Enterprises, LLC	Beverage & Food	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(14)	11/10/2025	10,000,000	10,000,000	10,000,000	2.4%
				10,000,000	10,000,000	10,000,000

RMS Holding Company, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	12,468,750	12,468,750	12,468,750	3.0%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	11/16/2022	1,073,204	1,073,204	1,073,204	0.3%
				13,541,954	13,541,954	13,541,954

SavATree, LLC(7)	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)(18)	6/2/2022	1,872,964	1,872,964	1,884,386	0.4%
				1,872,964	1,872,964	1,884,386

Sendero Drilling Company, LLC	Energy: Oil & Gas	Warrants - 5.52% of Outstanding Equity	3/18/2019	—	793,523	1,923,944	0.5%
				—	793,523	1,923,944

Seotowncenter, Inc.(12)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	9/11/2019	23,478,660	23,478,660	23,478,660	5.6%
		Equity - 3,249.697 Common Units		—	500,000	476,763	0.1%
				23,478,660	23,978,660	23,955,423

SFP Holding, Inc.(7)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(17)	9/1/2022	6,222,222	6,222,222	6,222,222	1.5%
		Equity - 1.42% Company Interest		—	600,000	600,000	0.1%
				6,222,222	6,822,222	6,822,222

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	7/31/2020	7,542,564	7,542,564	7,235,582	1.7%
				7,542,564	7,542,564	7,235,582

SMART Financial Operations, LLC(7)	Retail	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	11/22/2021	2,775,000	2,775,000	2,848,500	0.7%
		Equity - 700,000 Class A Preferred Units		—	700,000	735,000	0.2%
				2,775,000	3,475,000	3,583,500

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)	2/17/2022	7,443,750	7,443,750	7,508,511	1.8%
				7,443,750	7,443,750	7,508,511

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor)(13)	8/19/2019	4,105,932	4,105,932	4,105,932	1.0%
		Equity - 263,814.43 Class A Units		—	263,814	211,052	0.1%
				4,105,932	4,369,746	4,316,984

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	8/18/2025	4,000,000	3,941,779	3,940,000	0.9%
				4,000,000	3,941,779	3,940,000

Taylored Freight Services, LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(14)	11/1/2017	14,819,981	14,819,981	14,819,981	3.5%
				14,819,981	14,819,981	14,819,981

Trans-Fast Remittance LLC(7)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)(17)	12/2/2021	3,567,857	3,567,857	3,660,357	0.9%
		Revolving Credit Facility (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	12/2/2021	1,875,000	1,875,000	1,875,000	0.4%
				5,442,857	5,442,857	5,535,357

Vail Holdco Corp	Chemicals, Plastics & Rubber	Equity - 9,750 Shares of Series A Preferred Stock (12.50% PIK)		9,750,000	9,324,213	9,323,925	2.2%
		Equity - 7,700 Shares of Junior Convertible Preferred Stock		7,700,000	7,700,000	7,700,000	1.8%
		Warrants - 5.52% of Outstanding Equity		—	425,787	425,763	0.1%
				17,450,000	17,450,000	17,449,688

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (12.00% Cash)	8/15/2018	813,301	813,301	813,301	0.2%
		Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(9)(10)	5/14/2021	1,958,668	1,109,768	215,454	0.1%
		Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(9)(10)	5/13/2022	24,000,000	21,696,167	240,000	0.1%
				26,771,969	23,619,236	1,268,755

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(23)		—	518,283	672,213	0.2%
				—	518,283	672,213

Wheels Up Partners LLC(12)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(14)	10/15/2021	9,169,027	9,169,027	8,893,956	2.1%
				9,169,027	9,169,027	8,893,956

Subtotal Non-Controlled/Non-Affiliated Investments				$668,097,514	$649,624,352	$565,541,395

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Affiliated Investments:

AAR Intermediate Holdings, LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)	9/30/2021	8,984,232	8,984,232	8,984,232	2.1%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(14)	9/30/2021	20,225,610	17,330,588	20,225,610	4.8%
		Revolving Credit Facility (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)(17)	9/30/2021	539,054	539,054	539,054	0.1%
		Equity - 21,562.16 Class A Units		—	—	—	0.0%
				29,748,896	26,853,874	29,748,896

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (5.00% Cash, 5.00% PIK)	7/22/2020	8,446,384	8,446,384	8,446,384	2.0%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		532,800	532,800	148,800	0.0%
		Equity - 16 Common Units		—	—	—	0.0%
				11,379,184	11,379,184	8,595,184

Brantley Transportation LLC(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	11,703,521	9,000,000	7,956,054	1.9%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(13)	8/2/2017	668,105	668,105	668,105	0.2%
		Equity - 7.5 Common Units		—	—	—	0.0%
				12,371,626	9,668,105	8,624,159

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		30,552,190	30,552,190	30,552,190	7.3%
		Preferred Equity - A-1 Preferred (3.00% PIK)		3,953,700	3,953,700	3,953,700	0.9%
		Equity - 57,300 Class B Units		—	57,300	4,318,128	1.0%
				34,505,890	34,563,190	38,824,018

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.6%
		Equity - 33,300 Preferred Units		—	3,330,000	3,330,000	0.8%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$94,675,596	$92,464,353	$95,792,257

Controlled Investments:(5)

Capstone Nutrition(12)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	27,049,193	20,803,397	16,056,401	3.8%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	11,704,163	9,153,997	6,947,591	1.7%
		Equity - 4,664.6 Class B Units and 9,424.4 Class C Units		—	12	—	0.0%
		Equity - 2,932.3 Common Units		—	400,003	—	0.0%
				38,753,356	30,357,409	23,003,992

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	66,762,500	67,405,603	16.1%
				—	66,762,500	67,405,603

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(13)	11/9/2020	3,505,990	3,505,990	3,505,990	0.8%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	10,888,153	10,888,153	10,888,153	2.6%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	6,738,610	6,738,610	6,738,610	1.6%
		Equity - 787.4 Class A Units		—	9,550,922	9,550,922	2.3%
				21,132,753	30,683,675	30,683,675

OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 13.00% PIK)(10)(16)	5/5/2019	26,405,280	22,880,599	17,691,538	4.2%
		Senior Secured First Lien Term Loan (8.00% PIK)	5/5/2019	2,029,701	2,029,701	2,029,701	0.5%
		Unsecured Debt (8.00% PIK)(10)	7/24/2025	27,209,866	22,727,575	—	0.0%
		Equity - 5,055.56 Common Units		—	872,698	—	0.0%
				55,644,847	48,510,573	19,721,239

URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(14)	5/2/2022	14,966,563	14,966,563	14,966,563	3.6%
		Preferred Equity (12.00% PIK)		5,850,795	5,850,795	5,850,795	1.4%
		Equity - 397,466 Common Units		—	12,936,879	12,937,518	3.1%
				20,817,358	33,754,237	33,754,876

Subtotal Controlled Investments				$136,348,314	$210,068,394	$174,569,385

Total Investments, December 31, 2017				$899,121,424	$952,157,099	$835,903,037	199.1%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest and is net of repayments.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $18,698,678, $126,023,083, and $107,324,405, respectively. The tax cost basis of investments is $943,227,442 as of December 31, 2017.

(4)	Percentage is based on net assets of $419,769,455 as of December 31, 2017.

(5)
Controlled Investments are defined by the Investment Company Act of 1940, as amended (the "1940 Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(7)	The investment has an unfunded commitment as of December 31, 2017 (see Note 8), and includes an analysis of the value of any unfunded commitments.

(8)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $36,743,765 and 8.8% of net assets as of December 31, 2017, and are considered restricted securities.

(9)
The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (''LIBOR'') floor, or 6 month LIBOR plus a base rate. The 6 month LIBOR as of December 31, 2017 was 1.84%.

(10)	The investment was on non-accrual status as of December 31, 2017.

(11)
The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of December 31, 2017, 9.3% of the Company's portfolio investments were non-qualifying assets.

(12)	A portion of this investment was sold via a participation agreement. The amount stated is the portion retained by Medley Capital Corporation (see Note 3).

(13)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2017 was 1.57%.

(14)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2017 was 1.69%.

(15)	The interest rate on these loans is subject to 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2017 was 1.57%.

(16)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2017 was 1.67%.

(17)	This investment earns 0.50% commitment fee on all unused commitment as of December 31, 2017.

(18)	This investment earns 1.00% commitment fee on all unused commitment as of December 31, 2017.

(19)	This investment earns 7.25% commitment fee on all unused commitment as of December 31, 2017.

(20)	This investment represents a Level 1 security in the ASC 820 table as of December 31, 2017 (see Note 4).

(21)	This investment represents a Level 2 security in the ASC 820 table as of December 31, 2017 (see Note 4).

(22)	This investment earns 0.25% commitment fee on all unused commitment as of December 31, 2017.

(23)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP, and Watermill-EMI Partners, LP.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2017

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

3SI Security Systems, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	6/16/2023	17,500,000	17,500,000	17,500,000	3.8%
				17,500,000	17,500,000	17,500,000

Accupac, Inc.(7)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(13)(18)	9/14/2023	9,887,670	9,887,670	9,887,670	2.2%
				9,887,670	9,887,670	9,887,670

Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	12/11/2020	14,776,537	14,776,537	14,776,537	3.2%
				14,776,537	14,776,537	14,776,537

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/25/2023	6,500,000	6,500,000	6,578,000	1.4%
				6,500,000	6,500,000	6,578,000

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	6/30/2019	14,262,133	14,262,133	14,342,001	3.1%
				14,262,133	14,262,133	14,342,001

Avantor Performance Materials Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (LIBOR + 8.25% Cash, 1.00% LIBOR Floor)(13)	3/10/2025	1,000,000	990,465	1,020,000	0.2%
				1,000,000	990,465	1,020,000

Barry's Bootcamp Holdings, LLC(7)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	7,628,570	7,628,570	7,628,570	1.7%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)(17)	7/14/2022	—	—	—	0.0%
				7,628,570	7,628,570	7,628,570

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	7,700,893	7,700,893	7,375,190	1.6%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)(17)	4/24/2020	376,360	376,360	343,324	0.1%
				8,077,253	8,077,253	7,718,514

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Central States Dermatology Services, LLC(7)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	4/20/2022	1,087,248	1,087,248	1,087,248	0.2%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)(18)	4/20/2022	155,930	155,930	155,930	0.0%
				1,243,178	1,243,178	1,243,178

Comfort Holding, LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(13)	2/3/2025	1,000,000	961,738	850,200	0.2%
				1,000,000	961,738	850,200

CP OPCO, LLC(7)	Services: Consumer	Senior Secured First Lien Term Loan B (ABR + 5.50% PIK, 4.25% ABR Floor)(10)	3/31/2019	1,244,335	1,210,237	338,459	0.1%
		Senior Secured First Lien Term Loan C (ABR + 8.50% PIK, 4.25% ABR Floor)(10)	3/31/2019	9,088,659	4,060,507	—	0.0%
		Preferred Facility (ABR + 7.00% PIK, 3.75% ABR Floor)(10)	3/31/2019	5,297,476	—	—	0.0%
		Revolving Credit Facility (ABR + 3.50% Cash, 4.25% ABR Floor)	3/31/2019	—	—	—	0.0%
		Equity - 232 Common Units		—	—	—	0.0%
				15,630,470	5,270,744	338,459

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	7/26/2025	5,000,000	4,975,352	4,975,000	1.1%
				5,000,000	4,975,352	4,975,000

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/30/2019	13,277,500	13,277,500	13,246,962	2.9%
		Equity - 350 Common Units		—	700,000	273,808	0.1%
				13,277,500	13,977,500	13,520,770

CT Technologies Intermediate Holdings, Inc.(12)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	12/1/2022	7,500,000	7,500,000	7,500,000	1.6%
				7,500,000	7,500,000	7,500,000

DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 8.50% PIK, 1.50% LIBOR Floor)(14)	11/10/2019	4,005,143	4,005,143	4,005,143	0.9%
		Senior Secured First Lien Term Loan B (LIBOR + 11.00% PIK, 1.50% LIBOR Floor)(14)	11/10/2019	14,732,716	14,732,716	14,732,716	3.2%
		Senior Secured First Lien Term Loan C (LIBOR + 12.25% PIK, 1.50% LIBOR Floor)(10)(14)	11/10/2019	12,751,998	11,600,575	6,375,999	1.4%
		Senior Secured First Lien Term Loan D (LIBOR + 13.25% PIK, 1.50% LIBOR Floor)(10)(14)	11/10/2019	11,956,119	4,701,476	—	0.0%
		Equity - 1,230,769 Class A Units		—	1,230,769	—	0.0%
				43,445,976	36,270,679	25,113,858

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)(16)	10/1/2018	3,460,972	3,417,279	3,495,581	0.8%
		Preferred Equity (8.00% PIK)		3,571,500	3,571,500	3,571,500	0.8%
				7,032,472	6,988,779	7,067,081

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (13.50% PIK + LIBOR)(16)	6/6/2018	18,201,153	18,201,153	15,492,821	3.4%
				18,201,153	18,201,153	15,492,821

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Engineered Machinery Holdings, Inc.(7)	Capital Equipment	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(14)	7/18/2025	1,519,149	1,504,143	1,503,957	0.3%
		Senior Secured Second Lien Delayed Draw Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(14)(19)	7/18/2025	21,702	21,487	19,894	0.0%
				1,540,851	1,525,630	1,523,851

FKI Security Group, LLC(12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	3/30/2020	11,656,250	11,656,250	11,656,250	2.5%
				11,656,250	11,656,250	11,656,250

Footprint Acquisition, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash)(15)	2/27/2020	5,117,626	5,117,626	5,117,626	1.1%
		Preferred Equity (8.75% PIK)		6,124,188	6,124,188	5,427,255	1.2%
		Equity - 150 Common Units		—	—	—	0.0%
				11,241,814	11,241,814	10,544,881

Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.50% LIBOR Floor)(14)	9/26/2019	12,410,000	12,410,000	12,517,967	2.7%
				12,410,000	12,410,000	12,517,967

Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(13)	2/7/2023	10,000,000	10,000,000	10,094,000	2.2%
				10,000,000	10,000,000	10,094,000

Global Accessories Group, LLC(12)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	151,339	0.0%
				—	151,337	151,339

Harrison Gypsum, LLC(12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 1.50% LIBOR Floor)(13)	12/21/2018	52,137,471	52,137,471	50,667,194	11.0%
				52,137,471	52,137,471	50,667,194

Heligear Acquisition Co.(8)	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	20,478,000	4.4%
				20,000,000	20,000,000	20,478,000

Imagine! Print Solutions LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(14)	6/21/2023	3,000,000	2,956,403	2,955,000	0.6%
				3,000,000	2,956,403	2,955,000

Impact Sales, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)	12/30/2021	2,605,312	2,605,312	2,621,986	0.6%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)(18)	12/30/2021	119,711	119,711	125,307	0.0%
				2,725,023	2,725,023	2,747,293

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2022	14,812,500	14,812,500	14,812,500	3.2%
				14,812,500	14,812,500	14,812,500

JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 12.25% Cash)(15)	3/6/2019	20,100,000	20,100,000	20,071,860	4.4%
				20,100,000	20,100,000	20,071,860

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	2/15/2022	21,234,375	21,234,375	21,412,744	4.7%
				21,234,375	21,234,375	21,412,744

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(16)	2/19/2019	13,865,893	13,531,508	13,386,133	2.9%
		Warrants - 0.98% of Outstanding Equity(21)	2/19/2024	—	955,680	—	0.0%
				13,865,893	14,487,188	13,386,133

Merchant Cash and Capital, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 13.00% Cash, 3.00% LIBOR Floor)(13)	5/31/2017	4,915,635	4,915,635	4,915,635	1.1%
		Senior Secured Second Lien Term Loan (17.00% PIK)(10)	5/4/2017	15,519,966	15,167,277	7,759,983	1.7%
				20,435,601	20,082,912	12,675,618

Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(14)	9/29/2020	35,278,846	35,278,846	35,278,846	7.7%
				35,278,846	35,278,846	35,278,846

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)(14)	12/31/2018	21,127,331	21,127,331	21,127,331	4.6%
				21,127,331	21,127,331	21,127,331

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,755,233	21,755,233	18,992,318	4.1%
				21,755,233	21,755,233	18,992,318

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	8,459,113	8,034,525	8,503,947	1.8%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	2,808,500	2,808,500	2,823,385	0.6%
		Warrants - 1.56% of Outstanding Equity	1/9/2027	—	499,751	83,018	0.0%
				11,267,613	11,342,776	11,410,350

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(16)	7/8/2020	2,085,870	2,085,870	1,844,534	0.4%
		Equity - 479,283 Common Units(20)		—	129,406	38,343	0.0%
		Warrants - 2.8% of Outstanding Equity(21)	7/8/2020	—	52,757	21,103	0.0%
				2,085,870	2,268,033	1,903,980

Prince Mineral Holding Corp.(8)	Wholesale	Senior Secured First Lien Note (11.50% Cash)(21)	12/15/2019	6,800,000	6,767,560	7,066,560	1.5%
				6,800,000	6,767,560	7,066,560

Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(14)	11/1/2019	17,000,000	17,000,000	16,117,700	3.5%
				17,000,000	17,000,000	16,117,700

SavATree, LLC(7)	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)(18)	6/2/2022	1,330,000	1,330,000	1,330,000	0.3%
				1,330,000	1,330,000	1,330,000

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Sendero Drilling Company, LLC	Energy: Oil & Gas	Warrants - 5.52% of Outstanding Equity	3/18/2019	—	793,523	2,188,676	0.5%
				—	793,523	2,188,676

Seotowncenter, Inc.(12)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	9/11/2019	23,697,976	23,697,976	23,697,976	5.1%
		Equity - 3,249.697 Common Units		—	500,000	419,731	0.1%
				23,697,976	24,197,976	24,117,707

SFP Holding, Inc.(7)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(17)	9/1/2022	6,222,222	6,222,222	6,222,222	1.4%
		Equity - 1.42% Company Interest		—	600,000	600,000	0.1%
				6,222,222	6,822,222	6,822,222

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	7/31/2020	7,648,798	7,648,798	7,337,492	1.6%
				7,648,798	7,648,798	7,337,492

SMART Financial Operations, LLC(7)	Retail	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	11/22/2021	2,775,000	2,775,000	2,848,500	0.6%
		Equity - 700,000 Class A Preferred Units		—	700,000	735,000	0.2%
				2,775,000	3,475,000	3,583,500

SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)	2/17/2022	7,462,500	7,462,500	7,527,424	1.6%
				7,462,500	7,462,500	7,527,424

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.75% LIBOR Floor)(13)	8/19/2019	4,346,364	4,346,364	4,346,364	0.9%
		Equity - 263,814.43 Class A Units		—	263,814	205,775	0.0%
				4,346,364	4,610,178	4,552,139

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	8/18/2025	4,000,000	3,940,532	3,940,000	0.9%
				4,000,000	3,940,532	3,940,000

Taylored Freight Services, LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(14)	11/1/2017	14,895,052	14,895,052	14,895,052	3.2%
				14,895,052	14,895,052	14,895,052

Trans-Fast Remittance LLC(7)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)(17)	12/2/2021	3,567,857	3,567,857	3,661,282	0.8%
		Revolving Credit Facility (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	12/2/2021	1,875,000	1,875,000	1,875,000	0.4%
				5,442,857	5,442,857	5,536,282

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(9)	5/14/2021	1,958,668	1,109,768	1,091,958	0.2%
		Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(9)	5/13/2022	24,000,000	21,696,167	4,080,000	0.9%
				25,958,668	22,805,935	5,171,958

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Watermill-QMC Midco, Inc.	Automotive	Equity - Partnership Interest(23)		—	518,283	672,213	0.1%
				—	518,283	672,213

Wheels Up Partners LLC(12)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(14)	10/15/2021	14,676,659	14,676,659	14,676,659	3.2%
				14,676,659	14,676,659	14,676,659

Subtotal Non-Controlled/Non-Affiliated Investments				$640,893,679	$625,108,198	$575,495,698

Affiliated Investments:

AAR Intermediate Holdings, LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)	9/30/2021	8,984,232	8,984,232	8,984,232	2.0%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(14)	9/30/2021	19,746,290	16,707,477	19,746,290	4.3%
		Revolving Credit Facility (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)(17)	9/30/2021	—	—	—	0.0%
		Equity - 21,562.16 Class A Units		—	—	—	0.0%
				28,730,522	25,691,709	28,730,522

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (5.00% Cash, 5.00% PIK)	7/22/2020	8,340,525	8,340,525	8,340,525	1.8%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		363,200	363,200	43,200	0.0%
		Equity - 16 Common Units		—	—	—	0.0%
				11,103,725	11,103,725	8,383,725

Brantley Transportation LLC(7)(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	11,355,575	9,000,000	7,719,520	1.7%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(13)	8/2/2017	668,105	668,105	668,105	0.1%
		Equity - 7.5 Common Units		—	—	—	0.0%
				12,023,680	9,668,105	8,387,625

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		30,552,190	30,552,190	30,552,190	6.6%
		Preferred Equity - A-1 Preferred (3.00% PIK)		3,953,700	3,953,700	3,953,700	0.9%
		Equity - 57,300 Class B Units		—	57,300	63,603	0.0%
				34,505,890	34,563,190	34,569,493

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.5%
		Equity - 33,300 Preferred Units		—	3,330,000	3,330,000	0.7%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$93,033,817	$91,026,729	$90,071,365

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Controlled Investments:(5)

Capstone Nutrition(12)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	26,124,967	20,803,397	18,002,715	3.9%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	11,304,251	9,153,997	7,789,760	1.7%
		Equity - 4,664.6 Class B Units and 9,424.4 Class C Units		—	12	—	0.0%
		Equity - 2,932.3 Common Units		—	400,003	—	0.0%
				37,429,218	30,357,409	25,792,475

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	56,087,500	56,137,946	12.2%
				—	56,087,500	56,137,946

NVTN LLC(7)(22)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(13)	11/9/2020	3,505,990	3,505,990	3,505,990	0.8%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	10,604,502	10,604,502	10,604,502	2.3%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	6,518,046	6,518,046	6,518,046	1.4%
		Equity - 787.4 Class A Units		—	9,550,922	9,550,922	2.1%
				20,628,538	30,179,460	30,179,460

OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 13.00% PIK)(10)(16)	5/5/2019	25,470,636	22,880,599	24,500,205	5.3%
		Senior Secured First Lien Term Loan (8.00% PIK)	5/5/2019	1,409,669	1,409,669	1,409,669	0.3%
		Unsecured Debt (8.00% PIK)(10)	7/24/2025	26,666,961	22,727,575	—	0.0%
		Equity - 5,055.56 Common Units		—	872,698	—	0.0%
				53,547,266	47,890,541	25,909,874

URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(14)	5/2/2022	14,966,563	14,966,563	14,966,563	3.3%
		Preferred Equity (12.00% PIK)		5,500,000	5,500,000	5,500,000	1.2%
		Equity - 397,466 Common Units		—	12,936,879	12,937,518	2.8%
				20,466,563	33,403,442	33,404,081

Subtotal Controlled Investments				$132,071,585	$197,918,352	$171,423,836

Total Investments, September 30, 2017				$865,999,081	$914,053,279	$836,990,899	181.8%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest and is net of repayments.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $15,157,028, $82,394,835, and $67,237,807, respectively. The tax cost basis of investments is $903,754,350 as of September 30, 2017.

(4)	Percentage is based on net assets of $460,429,317 as of September 30, 2017.

(5)
Controlled Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(7)	The investment has an unfunded commitment as of September 30, 2017 (see Note 8), and includes an analysis of the value of any unfunded commitments.

(8)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $27,544,560 and 5.9% of net assets as of September 30, 2017, and are considered restricted securities.

(9)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 6 month LIBOR plus a base rate. The 6 month LIBOR as of September 30, 2017 was 1.50%.

(10)	The investment was on non-accrual status as of September 30, 2017.

(11)
The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2017, 7.9% of the Company's portfolio investments were non-qualifying assets.

(12)	A portion of this investment was sold via a participation agreement. The amount stated is the portion retained by Medley Capital Corporation (see Note 3).

(13)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2017 was 1.24%.

(14)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2017 was 1.33%.

(15)	The interest rate on these loans is subject to 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2017 was 1.24%.

(16)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2017 was 1.33%.

(17)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2017.

(18)	This investment earns 1.00% commitment fee on all unused commitment as of September 30, 2017.

(19)	This investment earns 7.25% commitment fee on all unused commitment as of September 30, 2017.

(20)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2017 (see Note 4).

(21)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2017 (see Note 4).

(22)	Investment changed its name from DLR Restaurants LLC during fiscal year 2017.

(23)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP, and Watermill-EMI Partners, LP.

See accompanying notes to consolidated financial statements.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements
December 31, 2017
(unaudited)

Note 1. Organization

Medley Capital Corporation (the “Company,” “we” and “us”) is a non-diversified closed end management investment company incorporated in Delaware that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected and qualified to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are externally managed and advised by MCC Advisors LLC (“MCC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), pursuant to an investment management agreement. MCC Advisors is a majority owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm, which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. We use the term “Medley” to refer collectively to the activities and operations of Medley Capital LLC, Medley LLC, Medley Management Inc., Medley Group LLC, MCC Advisors, associated investment funds and their respective affiliates.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 946 (“ASC 946”). The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the consolidated accounts of the Company and its wholly-owned subsidiary SBIC LP and its wholly-owned Taxable Subsidiaries. All references made to the “Company,” “we,” and “us” herein include Medley Capital Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying unaudited consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments and reclassifications, which are of a normal recurring nature, that are necessary for the fair presentation of financial results as of and for the periods presented. Therefore, this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the full year ending September 30, 2018. All intercompany balances and transactions have been eliminated.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three months ended December 31, 2017 and 2016, the Company earned approximately $3.2 million and $4.9 million in PIK interest, respectively.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. Fee income for the three months ended December 31, 2017 and 2016 was approximately $1.8 million and $1.4 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. There were no realized gains or losses related to non-cash restructuring transactions for the three months ended December 31, 2017. During the three months ended December 31, 2016, $6.4 million of our realized losses were related to certain non-cash restructuring transactions, which is recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At December 31, 2017, certain investments in eight portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $65.2 million, or 7.8% of the fair value of our portfolio. At September 30, 2017, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $72.5 million, or 8.7% of the fair value of our portfolio.

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

The methodologies and information that the Company utilizes when applying the Market Approach for performing investments include, among other things:

•	valuations of comparable public companies (“Guideline Comparable Approach”);

•	recent sales of private and public comparable companies (“Guideline Comparable Approach”);

•	recent acquisition prices of the company, debt securities or equity securities (“Acquisition Price Approach”);

•	external valuations of the portfolio company, offers from third parties to buy the company (“Estimated Sales Proceeds Approach”);

•	subsequent sales made by the company of its investments (“Expected Sales Proceeds Approach”); and

•	estimating the value to potential buyers.

The methodologies and information that the Company utilizes when applying the Income Approach for performing investments include:

•	discounting the forecasted cash flows of the portfolio company or securities (Discounted Cash Flow (“DCF”) Approach); and

•	Black-Scholes model or simulation models or a combination thereof (Income Approach - Option Model) with respect to the valuation of warrants.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the calendar year ended December 31, 2017, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains. Accordingly, with respect to the calendar year ended December 31, 2017, an excise tax expense of $0.1 million was recorded.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of December 31, 2017 and September 30, 2017, the Company recorded a deferred tax liability of $0.8 million and $0.9 million, respectively, on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net gain/(loss) on investments in the Consolidated Statements of Operations. For the three months ended December 31, 2017, the change in provision for deferred taxes on the unrealized depreciation on investments was $0.1 million. For the three months ended December 31, 2016, there was no change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21% , a move from a worldwide tax system to a territorial system, as well as other changes. The Company’s Taxable Subsidiaries provisional tax will be based on the new lower blended federal corporate tax rate of 24.25% for the fiscal year ended September 30, 2018.  The Taxable Subsidiaries current interpretation of the Tax Act may change, possibly materially, as we complete our analysis and receive additional clarification and implementation guidance.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at December 31, 2017. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of December 31, 2017 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$594,793	62.5%	$532,308	63.7%
Senior Secured Second Lien Term Loans	135,801	14.3	106,304	12.7
Senior Secured First Lien Notes	26,771	2.8	27,420	3.3
Unsecured Debt	22,728	2.4	—	—
MCC Senior Loan Strategy JV I LLC	66,762	7.0	67,406	8.0
Equity/Warrants	105,302	11.0	102,465	12.3
Total	$952,157	100.0%	$835,903	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At December 31, 2017 and September 30, 2017, the total fair value of warrants was $2.5 million and $2.3 million, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. The Company acquired one warrant position during each of the three months ended December 31, 2017 and 2016.

Total unrealized depreciation related to warrants for the three months ended December 31, 2017 and 2016 was $0.3 million and $0.2 million, respectively, and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2017 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$150,111	18.0%
Construction & Building	135,549	16.2
Multisector Holdings	67,405	8.1
Healthcare & Pharmaceuticals	64,292	7.7
Energy: Oil & Gas	56,324	6.7
Hotel, Gaming & Leisure	48,575	5.8
Aerospace & Defense	47,757	5.7
High Tech Industries	43,869	5.3
Containers, Packaging & Glass	39,584	4.7
Automotive	33,901	4.1
Beverage & Food	26,266	3.1
Banking, Finance, Insurance & Real Estate	25,928	3.1
Metals & Mining	21,202	2.5
Chemicals, Plastics & Rubber	20,946	2.5
Capital Equipment	13,217	1.6
Media: Broadcasting & Subscription	8,595	1.0
Consumer goods: Non-durable	8,151	1.0
Services: Consumer	7,967	1.0
Wholesale	6,996	0.8
Retail	3,584	0.4
Media: Advertising, Printing & Publishing	2,955	0.4
Environmental Industries	1,884	0.2
Consumer goods: Durable	845	0.1
Total	$835,903	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2017 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$142,912	17.1%
Construction & Building	130,633	15.6
Healthcare & Pharmaceuticals	67,301	8.0
Banking, Finance, Insurance & Real Estate	63,491	7.6
Hotel, Gaming & Leisure	63,012	7.5
Multisector Holdings	56,138	6.7
Energy: Oil & Gas	54,800	6.5
Aerospace & Defense	53,650	6.4
Automotive	38,434	4.6
Containers, Packaging & Glass	38,086	4.6
High Tech Industries	25,809	3.1
Metals & Mining	21,127	2.5
Chemicals, Plastics & Rubber	20,012	2.4
Beverage & Food	16,118	1.9
Capital Equipment	13,180	1.6
Media: Broadcasting & Subscription	8,384	1.0
Services: Consumer	7,967	1.0
Wholesale	7,067	0.8
Retail	3,584	0.4
Media: Advertising, Printing & Publishing	2,955	0.4
Environmental Industries	1,330	0.2
Consumer goods: Durable	850	0.1
Consumer goods: Non-durable	151	0.0
Total	$836,991	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at December 31, 2017 (dollars in thousands):

	Fair Value	Percentage
West	$172,641	20.7%
Midwest	171,821	20.5
Northeast	160,601	19.2
Southwest	145,508	17.4
Southeast	110,384	13.2
Mid-Atlantic	74,948	9.0
Total	$835,903	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2017 (dollars in thousands):

	Fair Value	Percentage
Midwest	$188,957	22.6%
Southwest	152,883	18.3
Northeast	152,662	18.2
Southeast	152,469	18.2
West	133,190	15.9
Mid-Atlantic	56,830	6.8
Total	$836,991	100.0%

Transactions With Affiliated/Controlled Companies

During the three months ended December 31, 2017 and 2016, the Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments were as follows (prior period table modified to conform to the current period presentation):

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2017	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2017	Income Earned

Affiliated Investments
AAR Intermediate Holdings, LLC	Senior Secured First Lien Term Loan A	$8,984,232	$—	$—	$—	$—	$8,984,232	$145,390
	Senior Secured First Lien Term Loan B	19,746,290	623,111	—	(143,791)	—	20,225,610	626,037
	Revolving Credit Facility	—	539,054	—	—	—	539,054	4,333
	Equity	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	8,340,525	105,859	—	—	—	8,446,384	212,657
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	—	—	—	—	—	—
	Preferred Equity Series AAA	43,200	169,600	—	(64,000)	—	148,800	—
	Equity	—	—	—	—	—	—	—
Brantley Transportation LLC	Senior Secured First Lien Term Loan	7,719,520	—	—	236,534	—	7,956,054	—
	Senior Secured First Lien Delayed Draw Term Loan	668,105	—	—	—	—	668,105	10,716
	Equity	—	—	—	—	—	—	—

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2017	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2017	Income Earned

JFL-NGS Partners, LLC	Preferred Equity A-2	30,552,190	—	—	—	—	30,552,190	231,025
	Preferred Equity A-1	3,953,700	—	—	—	—	3,953,700	29,896
	Equity	63,603	—	—	4,254,525	—	4,318,128	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	166,750
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$90,071,365	$1,437,624	$—	$4,283,268	$—	$95,792,257	$1,426,804

Controlled Investments
Capstone Nutrition	Senior Secured First Lien Term Loan	18,002,715	—	—	(1,946,314)	—	16,056,401	—
	Senior Secured First Lien Delayed Draw Term Loan	7,789,760	—	—	(842,169)	—	6,947,591	—
	Equity - Class B and C Units	—	—	—	—	—	—	—
	Equity - Common Units	—	—	—	—	—	—	—
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	56,137,946	10,675,000	—	592,657	—	67,405,603	1,443,750
NVTN LLC	Senior Secured First Lien Term Loan	3,505,990	—	—	—	—	3,505,990	47,284
	Senior Secured First Lien Term Loan B	10,604,502	283,651	—	—	—	10,888,153	290,458
	Senior Secured First Lien Term Loan C	6,518,046	220,564	—	—	—	6,738,610	226,221
	Equity	9,550,922	—	—	—	—	9,550,922	—
OmniVere LLC	Senior Secured First Lien Term Loan	24,500,205	—	—	(6,808,667)	—	17,691,538	—
	Senior Secured First Lien Term Loan	1,409,669	620,032	—	—	—	2,029,701	35,366
	Unsecured Debt	—	—	—	—	—	—	—
	Equity	—	—	—	—	—	—	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	14,966,563	—	—	—	—	14,966,563	382,479
	Preferred Equity	5,500,000	350,795	—	—	—	5,850,795	166,472
	Equity	12,937,518	—	—	—	—	12,937,518	—
Total Controlled Investments		$171,423,836	$12,150,042	$—	$(9,004,493)	$—	$174,569,385	$2,592,030

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2016	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2016	Income Earned

Affiliated Investments
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	166,750
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$10,000,000	$—	$—	$—	$—	$10,000,000	$166,750

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2016	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2016	Income Earned

Controlled Investments
AAR Intermediate Holdings, LLC	Senior Secured First Lien Term Loan A	$8,984,232	$—	$—	$—	$—	$8,984,232	$137,758
	Senior Secured First Lien Term Loan B	14,889,405	—	—	—	—	14,889,405	548,806
	Revolving Credit Facility	—	431,243	—	—	—	431,243	8,292
	Equity	—	—	—		—	—	—
Capstone Nutrition	Senior Secured First Lien Term Loan	14,615,564	—	—	504,446	—	15,120,010	—
	Senior Secured First Lien Delayed Draw Term Loan	6,324,142	—	—	218,274	—	6,542,416	—
	Equity - Class B and C Units	—	—	—	—	—	—	—
	Equity - Common Units	—	—	—	—	—	—	—
Lydell Jewelry Design Studio, LLC	Senior Secured First Lien Term Loan	5,707,522	—	—	108,890	—	5,816,412	—
	Senior Secured First Lien Delayed Draw Term Loan	1,500,000	650,000	—	—	—	2,150,000	29,611
	Equity	—	—	—	—	—	—
	Equity	—	—	—	—	—	—
NVTN LLC	Senior Secured First Lien Term Loan	—	—	1,525,201	—	—	1,525,201	17,837
	Senior Secured First Lien Term Loan B	—	—	10,604,502	—	—	10,604,502	149,647
	Senior Secured First Lien Term Loan C	—	—	6,518,046	—	—	6,518,046	113,530
	Equity	—	—	9,550,922	—	—	9,550,922	—
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	31,252,416	7,262,500	—	903,299	—	39,418,215	568,750
OmniVere LLC	Senior Secured First Lien Term Loan	22,360,258	553,494	—	(25,227)	—	22,888,525	828,405
	Unsecured Debt	11,336,861	1,972,687	—	(833,855)	—	12,475,693	—
	Equity	—	—	—	—	—	—	—
United Road Towing, Inc	Senior Secured Second Lien Term Loan	18,725,607	470,367	—	—	—	19,195,974	480,832
	Preferred Equity Class C	1,186,268	9,554	—	(9,554)	—	1,186,268	—
	Preferred Equity Class C-1	—	—	—	—	—	—	—
	Preferred Equity Class A-2	—	2,371	—	(2,371)	—	—	—
	Equity	—	—	—	—	—	—	—
Total Controlled Investments		$136,882,275	$11,352,216	$28,198,671	$863,902	$—	$177,297,064	$2,883,468

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

(2)	Amount represents distributions from MCC JV to the Company and is a component of dividend income, net of provisional taxes in the Consolidated Statements of Operations.

(3)	The par amount and additional detail are shown in the consolidated schedule of investments.

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and 2016. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the three months ended December 31, 2017 and 2016.

Loan Participation Sales

The Company may sell portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At December 31, 2017 there were eight participation agreements outstanding with an aggregate fair value of $118.8 million. At September 30, 2017, there were eight participation agreements outstanding with an aggregate fair value of $124.5 million. The transfer of the participated portion of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. In each case, the Company’s loan participation agreements satisfy the following conditions:

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

During the three months ended December 31, 2017 and 2016, the Company collected interest and principal payments on behalf of the participant in aggregate amounts of $2.0 million and $6.0 million, respectively. Under the terms of the participation agreements, the Company will collect and remit periodic payments to the participant equal to the participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

As of December 31, 2017, MCC JV had total capital commitments of $100.0 million, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $76.3 million was funded as of December 31, 2017 relating to these commitments, of which $66.8 million was from the Company. As of December 31, 2017, MCC JV’s board of managers had approved advances of capital of up to $6.7 million of the remaining capital commitments, of which $5.9 million is from the Company.

On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG (“CS”) with commitments of $100 million subject to leverage and borrowing base restrictions. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. The JV Facility bears interest at a rate of LIBOR (with no minimum) + 2.50% per annum. The JV Facility reinvestment period ends on March 30, 2019 and the stated maturity date is March 30, 2022. As of December 31, 2017 and September 30, 2017, there was approximately $153.4 million and $130.5 million outstanding under the JV Facility, respectively.

At December 31, 2017 and September 30, 2017, MCC JV had total investments at fair value of $210.4 million and $184.2 million, respectively. As of December 31, 2017 and September 30, 2017, MCC JV’s portfolio was comprised of senior secured first lien term loans to 50 and 46 borrowers, respectively. As of December 31, 2017 and September 30, 2017, certain investments in one portfolio company held by MCC JV were on non-accrual status.

Below is a summary of MCC JV’s portfolio, excluding equity investments, followed by a listing of the individual investments in MCC JV’s portfolio as of December 31, 2017 and September 30, 2017:

	December 31, 2017	September 30, 2017
Senior secured loans(1)	$213,650,199	$187,473,188
Weighted average current interest rate on senior secured loans(2)	6.90%	6.69%
Number of borrowers in MCC JV	50	46
Largest loan to a single borrower(1)	$11,289,143	$11,346,929
Total of five largest loans to borrowers(1)	$44,597,092	$44,015,117

(1)	At par value

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at par.

MCC JV Loan Portfolio as of December 31, 2017
(unaudited)

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

4 Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	11,289,143	11,289,143	11,289,143	14.7%
				11,289,143	11,289,143	11,289,143

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	3/3/2022	5,761,669	5,735,654	5,761,669	7.5%
				5,761,669	5,735,654	5,761,669

Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	11/22/2023	2,965,069	2,957,868	2,957,656	3.8%
				2,965,069	2,957,868	2,957,656

Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/4/2023	1,807,004	1,792,346	1,797,247	2.3%
				1,807,004	1,792,346	1,797,247

Apco Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/31/2022	3,437,331	3,367,013	3,437,331	4.5%
				3,437,331	3,367,013	3,437,331

API Technologies Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	4/22/2022	2,932,500	2,890,142	2,932,500	3.8%
				2,932,500	2,890,142	2,932,500

Associated Asphalt Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/5/2024	991,786	987,339	991,786	1.3%
				991,786	987,339	991,786

Avantor, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	11/21/2024	7,250,000	7,143,270	7,280,450	9.5%
				7,250,000	7,143,270	7,280,450

Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	4/12/2023	2,375,000	2,369,269	2,398,750	3.1%
				2,375,000	2,369,269	2,398,750

Canyon Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	6/16/2023	997,500	995,170	1,007,475	1.3%
				997,500	995,170	1,007,475

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,445,000	5,399,007	5,445,000	7.1%
				5,445,000	5,399,007	5,445,000

CD&R TZ Purchaser, Inc	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,456,250	3,414,831	3,456,250	4.5%
				3,456,250	3,414,831	3,456,250

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	10/4/2024	8,117,949	8,093,997	8,117,949	10.6%
				8,117,949	8,093,997	8,117,949

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan B (ABR + 5.50% PIK, 4.50% ABR Floor)(1)(3)	4/1/2019	224,970	213,451	59,729	0.1%
		Senior Secured First Lien Term Loan C (ABR + 8.50% PIK, 4.50% ABR Floor)(1)(3)	4/1/2019	1,655,407	717,016	—	0.0%
		Senior Secured First Lien Term Loan D (ABR + 7.00% PIK, 4.50% ABR Floor)(1)(3)	4/1/2019	1,038,290	—	—	0.0%
		Revolving Credit Facility (ABR + 3.50% Cash, 4.25% ABR Floor)(1)	4/1/2019	—	—	—	0.0%
		Common Stock (41 Units)	4/1/2019	—	—	—	0.0%
				2,918,667	930,467	59,729

CSP Technologies North America, LLC	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	1/31/2022	2,474,374	2,474,374	2,474,374	3.2%
				2,474,374	2,474,374	2,474,374

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	4,207,418	4,089,965	4,207,418	5.5%
				4,207,418	4,089,965	4,207,418

DigiCert, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	10/31/2024	4,500,000	4,478,083	4,545,000	5.9%
				4,500,000	4,478,083	4,545,000

Elite Comfort Solutions, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	1/15/2021	5,734,863	5,734,863	5,734,863	7.5%
				5,734,863	5,734,863	5,734,863

Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	12/22/2023	3,473,750	3,443,885	3,496,677	4.5%
				3,473,750	3,443,885	3,496,677

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,961,832	2,950,966	2,901,114	3.8%
				2,961,832	2,950,966	2,901,114

Global Eagle Entertainment Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 7.50%, 1.00% LIBOR Floor)(1)	1/6/2023	4,147,500	4,082,934	4,147,500	5.4%
				4,147,500	4,082,934	4,147,500

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/20/2023	6,691,375	6,691,375	6,691,375	8.7%
				6,691,375	6,691,375	6,691,375

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/30/2022	1,846,875	1,825,286	1,846,875	2.4%
				1,846,875	1,825,286	1,846,875

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	3/18/2024	3,102,770	3,088,949	3,102,770	4.0%
				3,102,770	3,088,949	3,102,770

Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	7,940,000	7,868,404	7,860,600	10.2%
				7,940,000	7,868,404	7,860,600

Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,962,500	4,918,712	4,941,161	6.4%
				4,962,500	4,918,712	4,941,161

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	6,272,748	6,165,433	6,304,111	8.2%
				6,272,748	6,165,433	6,304,111

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	6,459,375	6,342,525	6,475,523	8.4%
				6,459,375	6,342,525	6,475,523

LegalZoom.com, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/21/2024	2,000,000	1,980,371	1,980,000	2.6%
				2,000,000	1,980,371	1,980,000

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	4,875,000	4,829,405	4,826,250	6.3%
				4,875,000	4,829,405	4,826,250

Lighthouse Network, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	10,000,000	9,950,757	9,950,000	12.9%
				10,000,000	9,950,757	9,950,000

Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	3,083,333	3,083,333	3,083,333	4.1%
				3,083,333	3,083,333	3,083,333

MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	12/15/2022	5,150,539	5,116,917	5,150,539	6.7%
				5,150,539	5,116,917	5,150,539

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	7/14/2022	2,924,991	2,924,991	2,924,991	3.8%
				2,924,991	2,924,991	2,924,991

Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	4,975,000	4,952,439	4,950,125	6.4%
				4,975,000	4,952,439	4,950,125

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/19/2022	4,949,367	4,949,367	4,949,367	6.4%
				4,949,367	4,949,367	4,949,367

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	11/30/2021	4,950,094	4,950,191	4,950,094	6.4%
				4,950,094	4,950,191	4,950,094

Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.75%, 1.00% LIBOR Floor)(1)	4/29/2022	1,133,768	1,117,333	1,140,911	1.5%
				1,133,768	1,117,333	1,140,911

RESIC Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	11/11/2024	3,750,000	3,731,694	3,731,250	4.9%
				3,750,000	3,731,694	3,731,250

Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	5/25/2023	4,731,098	4,688,066	4,711,227	6.1%
				4,731,098	4,688,066	4,711,227

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	2/28/2022	2,886,607	2,838,152	2,889,494	3.8%
				2,886,607	2,838,152	2,889,494

SCS Holdings I Inc. (Sirius Computer Solutions, Inc.)	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/31/2022	4,431,163	4,389,341	4,420,085	5.7%
				4,431,163	4,389,341	4,420,085

Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/16/2024	4,987,500	4,939,831	4,937,625	6.4%
				4,987,500	4,939,831	4,937,625

The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/28/2021	4,961,832	4,961,832	4,961,832	6.4%
				4,961,832	4,961,832	4,961,832

ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	10/11/2024	4,000,000	3,990,419	3,990,000	5.2%
				4,000,000	3,990,419	3,990,000

United Road Services, Inc	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	9/1/2024	3,970,000	3,950,852	3,950,150	5.1%
				3,970,000	3,950,852	3,950,150

VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/1/2023	2,955,000	2,931,741	2,967,411	3.9%
				2,955,000	2,931,741	2,967,411

VIP Cinema Holdings, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	3/1/2023	472,034	469,991	476,377	0.6%
				472,034	469,991	476,377

Wheels Up Partners LLC	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 8.55%, 1.00% LIBOR Floor)(1)	10/15/2020	5,000,000	4,852,786	4,850,000	6.3%
				5,000,000	4,852,786	4,850,000

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Z-Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,942,625	2,942,625	2,942,625	3.8%
				2,942,625	2,942,625	2,942,625

Total Investments, December 31, 2017				$213,650,199	$210,063,704	$210,395,982	273.5%

(1)	Represents the weighted average annual current interest rate as of December 31, 2017. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	This investment was on non-accrual status as of December 31, 2017.

(4)	Percentage is based on MCC JV's net assets of $76,932,383 as of December 31, 2017.

MCC JV Loan Portfolio as of September 30, 2017

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	11,346,929	11,346,929	11,346,929	17.7%
				11,346,929	11,346,929	11,346,929

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	10/1/2021	5,006,781	4,978,815	4,981,747	7.8%
				5,006,781	4,978,815	4,981,747

Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	11/22/2023	497,500	496,327	502,475	0.8%
				497,500	496,327	502,475

Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/4/2023	1,811,579	1,796,231	1,781,688	2.8%
				1,811,579	1,796,231	1,781,688

Apco Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/31/2022	3,508,277	3,432,083	3,508,277	5.5%
				3,508,277	3,432,083	3,508,277

API Technologies Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	4/22/2022	2,951,250	2,906,128	2,951,250	4.6%
				2,951,250	2,906,128	2,951,250

Associated Asphalt Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/5/2024	997,500	992,848	992,513	1.5%
				997,500	992,848	992,513

Avantor Performance Materials Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	3/11/2024	2,985,000	2,978,117	2,985,000	4.7%
				2,985,000	2,978,117	2,985,000

Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/12/2023	2,962,500	2,918,684	2,962,500	4.6%
		Senior Secured First Lien Term Loan (ABR + 4.00%, 4.25% ABR Floor)(1)	4/12/2023	7,500	7,389	7,500	0.0%
				2,970,000	2,926,073	2,970,000

Canyon Valor Companies, Inc. (fka GTCR Valor Companies, Inc.)	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	6/16/2023	2,475,000	2,468,952	2,499,750	3.9%
				2,475,000	2,468,952	2,499,750

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,458,750	5,410,676	5,450,016	8.5%
				5,458,750	5,410,676	5,450,016

CD&R TZ Purchaser, Inc	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,465,000	3,421,596	3,456,338	5.4%
				3,465,000	3,421,596	3,456,338

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan B (ABR + 5.50% PIK, 4.25% ABR Floor)(1)(3)	4/1/2019	219,589	213,451	59,728	0.1%
		Senior Secured First Lien Term Loan C (ABR + 8.50% PIK, 4.25% ABR Floor)(1)(3)	4/1/2019	1,603,881	717,016	—	0.0%
		Preferred Facility (ABR + 7.00% PIK, 3.75% ABR Floor)(1)(3)	4/1/2019	934,849	—	—	0.0%
		Revolving Credit Facility (ABR + 3.50% Cash, 4.25% ABR Floor)(1)	4/1/2019	—	—	—	0.0%
		Common Stock		41	—	—	0.0%
				2,758,360	930,467	59,728

CSP Technologies North America, LLC	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	1/31/2022	2,480,781	2,480,781	2,480,781	3.9%
				2,480,781	2,480,781	2,480,781

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	5,218,206	5,063,171	5,218,206	8.1%
				5,218,206	5,063,171	5,218,206

Elite Comfort Solutions, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	1/15/2021	5,810,616	5,810,616	5,810,616	9.1%
				5,810,616	5,810,616	5,810,616

Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/22/2023	3,482,500	3,451,297	3,517,325	5.5%
				3,482,500	3,451,297	3,517,325

Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	5/2/2023	979,038	976,115	982,758	1.5%
				979,038	976,115	982,758

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,969,466	2,957,674	2,908,592	4.5%
				2,969,466	2,957,674	2,908,592

Global Eagle Entertainment Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)	1/6/2023	4,147,500	4,079,692	4,116,394	6.4%
				4,147,500	4,079,692	4,116,394

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/20/2023	6,708,188	6,708,188	6,708,188	10.5%
				6,708,188	6,708,188	6,708,188

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/30/2022	1,851,563	1,828,706	1,773,982	2.8%
				1,851,563	1,828,706	1,773,982

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	3/18/2024	3,110,895	3,096,476	3,110,895	4.8%
				3,110,895	3,096,476	3,110,895

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	7,960,000	7,884,180	7,880,400	12.3%
				7,960,000	7,884,180	7,880,400

Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,975,000	4,928,990	4,925,250	7.7%
				4,975,000	4,928,990	4,925,250

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	8,000,000	7,857,692	8,000,000	12.5%
				8,000,000	7,857,692	8,000,000

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	6,500,000	6,377,734	6,516,250	10.3%
				6,500,000	6,377,734	6,516,250

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	5,000,000	4,950,691	4,950,000	7.7%
				5,000,000	4,950,691	4,950,000

Lighthouse Network, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	10/13/2023	4,466,250	4,427,648	4,466,250	7.1%
				4,466,250	4,427,648	4,466,250

MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	12/15/2022	5,163,678	5,128,257	5,163,678	8.0%
				5,163,678	5,128,257	5,163,678

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	7/14/2022	2,932,340	2,932,340	2,932,340	4.6%
				2,932,340	2,932,340	2,932,340

Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	4,987,500	4,963,982	4,962,563	7.7%
				4,987,500	4,963,982	4,962,563

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/22/2022	4,962,025	4,962,025	4,962,025	7.7%
				4,962,025	4,962,025	4,962,025

Pomeroy Group LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	11/30/2021	2,343,582	2,288,650	2,329,989	3.6%
		Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	11/30/2021	419,501	409,668	417,068	0.7%
				2,763,083	2,698,318	2,747,057

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	11/30/2021	4,962,500	4,921,159	4,996,741	7.8%
				4,962,500	4,921,159	4,996,741

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.75%, 1.00% LIBOR Floor)(1)	4/29/2022	1,176,137	1,158,096	1,191,191	1.9%
				1,176,137	1,158,096	1,191,191

Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	5/25/2023	4,987,500	4,940,019	4,937,625	7.7%
				4,987,500	4,940,019	4,937,625

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	2/28/2022	2,948,214	2,895,729	2,935,832	4.6%
				2,948,214	2,895,729	2,935,832

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/31/2022	2,778,498	2,737,893	2,806,283	4.4%
				2,778,498	2,737,893	2,806,283

Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/16/2024	5,000,000	4,950,395	4,950,000	7.7%
				5,000,000	4,950,395	4,950,000

Sundial Group Holdings LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/15/2024	10,000,000	9,852,004	9,850,000	15.4%
				10,000,000	9,852,004	9,850,000

Survey Sampling International, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/16/2020	2,954,530	2,934,263	2,954,530	4.6%
				2,954,530	2,934,263	2,954,530

TouchTunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/28/2021	4,974,555	4,974,555	5,005,894	7.8%
				4,974,555	4,974,555	5,005,894

TrialCard Incorporated	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	10/26/2021	3,300,075	3,273,215	3,300,075	5.1%
				3,300,075	3,273,215	3,300,075

VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/1/2023	2,962,500	2,938,097	2,958,353	4.6%
				2,962,500	2,938,097	2,958,353

VIP Cinema Holdings, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	3/1/2023	728,165	724,860	735,446	1.1%
				728,165	724,860	735,446

Total Investments, September 30, 2017				$187,473,229	$183,950,100	$184,241,231	287.6%

(1)	Represents the weighted average annual current interest rate as of September 30, 2017. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	This investment was on non-accrual status as of September 30, 2017.

(4)	Percentage is based on MCC JV's net assets of $64,157,655 as of September 30, 2017.

Below is certain summarized financial Information for MCC JV as of December 31, 2017 and September 30, 2017, and for the three months ended December 31, 2017 and 2016:

	December 31, 2017	September 30, 2017
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: of $210,063,704 and $183,950,100, respectively)	$210,395,982	$184,241,231
Cash	18,449,700	8,908,117
Other assets	686,391	597,831
Total assets	$229,532,073	$193,747,179

Line of credit (net of debt issuance costs of $1,689,663 and $1,789,953, respectively)	$151,690,337	$128,690,047
Other liabilities	354,436	440,959
Interest payable	554,917	458,518
Total liabilities	152,599,690	129,589,524
Members' capital	76,932,383	64,157,655
Total liabilities and members' capital	$229,532,073	$193,747,179

	For the three months ended December 31
	2017	2016
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total revenues	$3,862,003	$2,002,357
Total expenses	(1,931,382)	(975,360)
Net unrealized appreciation/(depreciation)	(53,471)	549,454
Net realized gain/(loss)	432,965	105,892
Net income/(loss)	$2,310,115	$1,682,343

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

As of December 31, 2017, the Company had no single Control Investment that represented greater than 20% of its total Investment Portfolio at fair value and no single investment whose total assets represented greater than 20% of its total assets. After performing the income test for the three months ended December 31, 2017, the Company determined that its income from one of its Control Investments individually generated more than 20% of its total income, primarily due to the unrealized depreciation that was recognized on the investment during the three months ended December 31, 2017. As such, OmniVere, LLC was considered a significant subsidiary at the 20% level as of December 31, 2017.

The following tables show summarized unaudited financial information for OmniVere, LLC, which met the 20% income test for the three months ended December 31, 2017:

	December 31, 2017	September 30, 2017
Balance Sheet Data(1)
Current assets	$8,457,083	$10,632,181
Non-current assets	46,969,847	48,750,429
Current liabilities	7,952,292	8,500,394
Non-current liabilities	102,639,377	99,927,509

	For the three months ended
	December 31, 2017	December 31, 2016
Summary of Operations(1)
Total revenues	$5,007,107	$8,558,339
Cost of sales	3,789,896	5,948,374
Operating expenses	4,321,778	2,131,400
Other expenses	3,014,879	4,583,165
Net loss	$(6,119,446)	$(4,104,600)

(1)	All amounts are unaudited.

The Company also determined that the assets of MCC JV represented greater than 20% of its total assets and also generated more than 20% of the Company’s total income primarily due to dividend income. Accordingly, the related summary financial information is presented in the “MCC Senior Loan Strategy JV I LLC” heading above.

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of December 31, 2017 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$532,308	$532,308
Senior Secured Second Lien Term Loans	—	—	106,304	106,304
Senior Secured First Lien Notes	—	—	27,420	27,420
Unsecured Debt	—	—	—	—
Equity/Warrants	34	21	102,410	102,465
Total	$34	$21	$768,442	$768,497
MCC Senior Loan Strategy JV I LLC(1)				$67,406
Total Investments, at fair value				$835,903

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended December 31, 2017 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2017	$537,163	$135,826	$20,478	$—	$80,260	$773,727
Purchases and other adjustments to cost	2,641	10,335	3	—	728	13,707
Originations	44,271	—	—	—	17,450	61,721
Sales	(4,850)	—	—	—	—	(4,850)
Settlements	(6,580)	(36,429)	—	—	—	(43,009)
Net realized gains/(losses) from investments	(150)	9	—	—	—	(141)
Net transfers in and/or out of Level 3	—	—	7,067	—	—	7,067
Net unrealized gains/(losses)	(40,187)	(3,437)	(128)	—	3,972	(39,780)
Balance as of December 31, 2017	$532,308	$106,304	$27,420	$—	$102,410	$768,442

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

Net change in unrealized loss included in earnings related to investments still held as of December 31, 2017 and 2016, was approximately $39.2 million and $23.0 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended December 31, 2017, one of our senior secured first lien notes with a fair value of $7.0 million transferred from Level 2 to Level 3 because of the decrease in availability of the transaction data or the inputs to the valuation. During the three months ended December 31, 2016, none of our investments transferred in or out of Level 3.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of December 31, 2017 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$300,547	Income Approach (DCF)	Market yield	7.26% - 15.40% (10.89%)
Senior Secured First Lien Term Loans	2,972	Enterprise Value Analysis	Expected Proceeds	$0.0M - $2.6M ($2.3M)
Senior Secured First Lien Term Loans	148,141	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)/ Enterprise Value Analysis	Revenue Multiple(1), EBITDA Multiple(1), Discount rate, Expected Proceeds	0.63x - 2.00x (1.13x) / 5.50x - 10.00x (7.51x) / 10.00% - 22.00% (17.67%) / $4.0M - $18.3M ($9.6M)
Senior Secured First Lien Term Loans	80,648	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Senior Secured First Lien Notes	27,420	Income Approach (DCF)	Market yield	8.96% - 11.50% (9.61%)
Senior Secured Second Lien Term Loan	62,769	Income Approach (DCF)	Market yield	10.30% - 16.28% (13.45%)
Senior Secured Second Lien Term Loans	7,760	Enterprise Value Analysis	Expected Proceeds	$0.0M-$7.8M ($7.8M)
Senior Secured Second Lien Term Loan	15,207	Market Approach (Guideline Comparable)/Income Approach (DCF)	Revenue Multiple(1), EBITDA Multiple(1), Discount Rate	0.70x - 0.70x (0.70x) / 7.25x - 10.00x (7.29x) / 17.50% - 17.50% (17.50%)
Senior Secured Second Lien Term Loan	20,568	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Unsecured Debt	—	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)/Enterprise Value Analysis	Revenue Multiple(1), Discount Rate, Expected Proceeds	1.00x-1.40x (1.20x) / 17.50%-23.50% (20.50%) / $3.0M - $5.0M ($4.0M)
Equity	21,845	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Equity	80,565	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)/Enterprise Value Analysis	Revenue Multiple(1), EBITDA Multiple(1), Discount rate, Expected Proceeds	0.70x - 2.00x (0.74x) / 5.00x - 9.63x (8.45x) / 10.00%-20.50% (15.96%) / $4.0M - $18.3M ($5.0M)
Equity	—	Enterprise Value Analysis	Expected Proceeds	$0.0M
Total	$768,442

The following table has been modified to conform to the current period presentation, and presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2017 (dollars in thousands):

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

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which it exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to a contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks over specified time frames. The Earnout and AMI were initially recorded an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration will be remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of December 31, 2017, there was no change in fair value of the contingent consideration.

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

The Company’s outstanding debt excluding debt issuance costs as of December 31, 2017 and September 30, 2017 was as follows (dollars in thousands):

	December 31, 2017				September 30, 2017
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
Revolving Credit Facility	$200,000	$47,000	$47,000	$47,000	$200,000	$68,000	$68,000	$68,000
Term Loan Facility	102,000	102,000	102,000	102,000	102,000	102,000	102,000	102,000
2019 Notes	—	—	—	—	—	—	—	—
2021 Notes	74,013	74,013	74,013	76,381	74,013	74,013	74,013	77,121
2023 Notes	102,847	102,847	102,847	103,834	102,847	102,847	102,847	103,464
SBA Debentures	150,000	150,000	150,000	150,000	150,000	150,000	150,000	150,000
Total	$628,860	$475,860	$475,860	$479,215	$628,860	$496,860	$496,860	$500,585

Credit Facility

The Company has a Senior Secured Term Loan Credit Agreement, as amended (the ‘‘Term Loan Facility’’) and a Senior Secured Revolving Credit Agreement, as amended (the ‘‘Revolving Credit Facility’’ and collectively with the Term Loan Facility, the ‘‘Facilities’’) with ING Capital LLC, as Administrative Agent, in order to borrow funds to make additional investments.

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

On September 1, 2017, the Company reduced the Term Loan Facility commitment to $102.0 million from $174.0 million. The reduction was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to a realized loss of $0.6 million and recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

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

At December 31, 2017, the carrying amount of our borrowings under the Facilities approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2017 and September 30, 2017, the valuation of the Facilities would be deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Facilities are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Facilities. As of December 31, 2017 and September 30, 2017, debt issuance costs related to the Facilities were as follows (dollars in thousands):

	December 31, 2017		September 30, 2017
	Revolving Facility	Term Facility	Revolving Facility	Term Facility
Total Debt Issuance Costs	$8,546	$4,490	$8,546	$4,490
Amortized Debt Issuance Costs	6,927	3,537	6,769	3,444
Unamortized Debt Issuance Costs	$1,619	$953	$1,777	$1,046

The following table shows the components of interest expense, commitment fees related to the Facilities, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities for the three months ended December 31, 2017 and 2016 (dollars in thousands):

	For the three months ended December 31
	2017	2016
Revolving Facility interest	$410	$21
Revolving Facility commitment fee	410	872
Term Facility interest	1,122	1,600
Amortization of debt issuance costs	252	559
Agency and other fees	18	19
Total	$2,212	$3,071
Weighted average stated interest rate	4.3%	3.7%
Weighted average outstanding balance	$141,402	$176,087

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

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Unsecured Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of December 31, 2017 and September 30, 2017, the Unsecured Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Unsecured Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Unsecured Notes. As of December 31, 2017 and September 30, 2017, debt issuance costs related to the Unsecured Notes were as follows (dollars in thousands):

	December 31, 2017				September 30, 2017
	2019 Notes	2021 Notes	2023 Notes	Total	2019 Notes	2021 Notes	2023 Notes	Total
Total Debt Issuance Costs	$1,475	$3,226	$3,102	$7,803	$1,475	3226	$3,102	$7,803
Amortized Debt Issuance Costs	1,475	1,286	1,171	3,932	1,475	1127	1,078	3,680
Unamortized Debt Issuance Costs	$—	$1,940	$1,931	$3,871	$—	$2,099	$2,024	$4,123

For the three months ended December 31, 2017 and 2016, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Unsecured Notes were as follows (dollars in thousands):

	For the three months ended December 31
	2017	2016
2019 Unsecured Notes interest	$—	$713
2021 Unsecured Notes interest	1,203	1,203
2023 Unsecured Notes interest	1,575	973
2023 Unsecured Notes premium	(1)	N/A
Amortization of debt issuance costs	251	267
Total	$3,028	$3,156
Weighted average stated interest rate	6.2%	6.5%
Weighted average outstanding balance	$176,860	$177,534

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

As of December 31, 2017 and September 30, 2017, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding that mature between September 2023 and September 2025.

Our fixed-rate SBA Debentures as of December 31, 2017 and September 30, 2017 were as follows (dollars in thousands):

	December 31, 2017		September 30, 2017
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate
September 2013	$5,000	4.404%	$5,000	4.404%
March 2014	39,000	3.951	39,000	3.951
September 2014	50,000	3.370	50,000	3.370
September 2014	6,000	3.775	6,000	3.775
September 2015	50,000	3.571	50,000	3.571
Weighted Average Rate/Total	$150,000	3.639%	$150,000	3.639%

As of December 31, 2017, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2017 and September 30, 2017, the SBA Debentures would be deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the SBA Debentures are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the SBA Debentures. As of December 31, 2017 and September 30, 2017, debt issuance costs related to the SBA Debentures were as follows (dollars in thousands):

	December 31, 2017	September 30, 2017
Total Debt Issuance Costs	$5,138	$5,138
Amortized Debt Issuance Costs	2,435	2,292
Unamortized Debt Issuance Costs	$2,703	$2,846

For the three months ended December 31, 2017 and 2016, the components of interest, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the three months ended December 31
	2017	2016
SBA Debentures interest	$1,376	$1,376
Amortization of debt issuance costs	143	171
Total	$1,519	$1,547
Weighted average stated interest rate	3.6%	3.6%
Weighted average outstanding balance	$150,000	$150,000

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

For the three months ended December 31, 2017 and 2016, the Company incurred base management fees to MCC Advisors of $4.1 million and $4.5 million, respectively.

For the three months ended December 31, 2017 and 2016, base management fees, net of $0 and $19,945 waived under the Fee Waiver Agreement were $4.1 million and $4.5 million, respectively.

The incentive fees shown in the Consolidated Statements of Operations are calculated using the fee structure set forth in investment management agreement, and then adjusted to reflect the terms of the Fee Waiver Agreement. Pursuant to the investment management agreement, pre -incentive fee net investment income is compared to a hurdle rate of 2.0% of the net asset value at the beginning of the period and is calculated as follows:

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

For the three months ended December 31, 2017, the Company did not incur any incentive fees on net investment income because pre-incentive fee net investment income did not exceed the hurdle amount under the formula that exists under the investment management agreement. For the three months ended December 31, 2016, we incurred $0.9 million of incentive fees related to pre-incentive fee net investment income.

For the three months ended December 31, 2017 and 2016, incentive fees, net of $0 and $43,663 waived under the Fee Waiver Agreement were $0 and $0.9 million.

As of December 31, 2017 and September 30, 2017, $4.1 million and $4.3 million, respectively, were included in “management and incentive fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three months ended December 31, 2017 and 2016, we incurred $0.9 million and $0.9 million in administrator expenses, respectively.

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

Note 8. Commitments

Guarantees

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. As of December 31, 2017, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company. The guarantee will renew annually until cancellation.

Unfunded commitments

As of December 31, 2017 and September 30, 2017, we had commitments under loan and financing agreements to fund up to $34.0 million to 17 portfolio companies and $23.7 million to 15 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2017 and September 30, 2017 is shown in the table below (dollars in thousands):

	December 31, 2017	September 30, 2017
Path Medical, LLC - Delayed Draw Term Loan B	$7,125	$—
SMART Financial Operations, LLC - Delayed Draw Term Loan	4,725	4,725
Barry's Bootcamp Holdings, LLC - Revolver	4,400	4,400
Accupac, Inc. - Delayed Draw Term Loan	2,612	2,612
RMS Holding Company, LLC - Revolver	2,327	—
Alpine SG, LLC - Delayed Draw Term Loan	1,857	—
SFP Holding, Inc. - Delayed Draw Term Loan	1,778	1,778
Manna Pro Products, LLC - Delayed Draw Term Loan	1,600	—
Barry's Bootcamp Holdings, LLC - Delayed Draw Term Loan	1,271	1,271
AAR Intermediate Holdings, LLC - Revolver	1,258	1,797
Trans-Fast Remittance LLC - Delayed Draw Term Loan	1,057	1,057
Alpine SG, LLC - Revolver	1,000	—
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Impact Sales, LLC - Delayed Draw Term Loan	755	755
Black Angus Steakhouses, LLC - Revolver	535	516
Brook & Whittle Holdings Corp. - Delayed Draw Term Loan	310	—
Central States Dermatology Services, LLC - Delayed Draw Term Loan	200	254
SavATree, LLC - Delayed Draw Term Loan	167	167
Access Media Holdings, LLC - Series AAA Preferred Equity	107	277
Engineered Machinery Holdings, Inc. - Delayed Draw Term Loan	29	159
CP OPCO, LLC - Revolver	—	1,973
Brantley Transportation LLC - Delayed Draw Term Loan	—	788
NVTN LLC - Delayed Draw Term Loan	—	250
Total	$34,006	$23,672

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

Note 9. Fee Income

Fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, and other miscellaneous fees. The following tables summarize the Company’s fee income for the three months ended December 31, 2017 and 2016 (dollars in thousands):

	For the three months ended December 31
	2017	2016
Origination fee	$1,456	$727
Amendment fee	179	105
Administrative agent fee	162	205
Other fees	32	218
Prepayment fee	20	169
Fee income	$1,849	$1,424

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

No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940 Act). For the three months ended December 31, 2017 and 2016, we accrued $0.1 million and $0.2 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of December 31, 2017.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three months ended December 31, 2017 and 2016 (dollars in thousands, except share and per share amounts):

	For the three months ended December 31
	2017	2016
Basic and diluted:
Net increase/(decrease) in net assets from operations	$(31,944)	$6,326
Weighted average common shares outstanding	54,474,211	54,474,211
Earnings per common share-basic and diluted	$(0.59)	$0.12

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended December 31, 2017 and 2016:

	For the three months ended December 31
	2017	2016
Per share data:(1)
Net asset value per share at beginning of period	$8.45	$9.49

Net investment income(2)	0.13	0.19
Net realized gains/(losses) on investments	—	(0.12)
Net unrealized appreciation/(depreciation) on investments	(0.72)	0.05
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—
Net increase/(decrease) in net assets	(0.59)	0.12

Distributions from net investment income	(0.16)	(0.22)
Distributions from net realized gains	—	—
Distributions from tax return of capital	—	—

Net asset value at end of period	$7.71	$9.39
Net assets at end of period	$419,769,455	$511,260,387
Shares outstanding at end of period	54,474,211	54,474,211

Per share market value at end of period	$5.22	$7.51
Total return based on market value(3)	(9.97)%	1.28%
Total return based on net asset value(4)	(6.05)%	1.81%
Portfolio turnover rate(5)	22.70%	17.94%

The following is a schedule of ratios and supplemental data for the three months ended December 31, 2017 and 2016:

	For the three months ended December 31
	2017	2016
Ratios:
Ratio of net investment income to average net assets after waivers(5)(6)	6.25%	8.29%
Ratio of total expenses to average net assets after waivers(5)(6)	11.46%	11.40%
Ratio of incentive fees to average net assets after waivers(6)	—%	0.16%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(5)(6)	11.46%	11.24%
Percentage of non-recurring fee income(7)	8.18%	4.68%
Average debt outstanding(8)	$468,261,799	$503,620,657
Average debt outstanding per common share	$8.60	$9.25
Asset coverage ratio per unit(9)	2,288	2,382

Average market value per unit:
Facilities(10)	N/A	N/A
SBA debentures(10)	N/A	N/A
Notes due 2019	N/A	$25.40
Notes due 2021	$25.83	$25.53
Notes due 2023	$25.21	$24.86

(1)	Table may not foot due to rounding.

(2)
Net investment income excluding management and incentive fee waivers based on total weighted average common stock outstanding equals $0.13 and $0.18 per share for the three months ended December 31, 2017 and 2016, respectively.

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

(6)
For the three months ended December 31, 2017, excluding management and incentive fee waivers, the ratios of net investment income, total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets were 6.25%, 11.46%, 0.00%, and 11.46%, respectively. For the three months ended December 31, 2016, excluding management and incentive fee waivers, the ratios of net investment income, total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets were 8.27%, 11.43%, 0.17%, and 11.26%, respectively.

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

The following table summarizes the Company’s dividend distributions during the three months ended December 31, 2017 and 2016:

Date Declared	Record Date	Payment Date	Amount Per Share
During the three months ended December 31, 2017
10/31/2017	11/22/2017	12/22/2017	$0.16
			$0.16

Date Declared	Record Date	Payment Date	Amount Per Share
During the three months ended December 31, 2016
11/3/2016	11/23/2016	12/23/2016	$0.22
			$0.22

Note 14. Stock Repurchase Program

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we could purchase up to an aggregate amount of $30.0 million of our common stock between the period of the approval date and February 5, 2016. On December 4, 2015, the board of directors extended the duration of the share repurchase program through December 31, 2016, and increased the aggregate amount to $50.0 million. On December 7, 2016, the board of directors extended the duration of the share repurchase program through December 31, 2017. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. As of December 31, 2017, the Company has repurchased an aggregate of 4,259,073 shares of common stock at an average price of $8.00 per share with a total cost of approximately $34.1 million. Since the inception of the program, the Company's net asset value per share was increased by approximately $0.23 as a result of the share repurchases.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended December 31, 2017, except as disclosed below.

On January 30, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.16 per share, payable on March 23, 2018 to stockholders of record at the close of business on February 21, 2018.

On January 26, 2018, the Company priced a debt offering in Israel of $121.1 million of its 5.05% Series A Notes (the “2024 Notes”). The 2024 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd. as trustee. The 2024 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness. The 2024 Notes will mature on February 27, 2024 and the principal will be payable in four annual installments, of which 25% will be payable on each February 27, 2021-2024.  The 2024 Notes are rated ilA+ by S&P Global Ratings Maalot Ltd. and will be listed on the Tel Aviv Stock Exchange (“TASE”). The 2024 Notes have not been and will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements. In connection with this offering, we have dual listed our common stock on TASE. On January 31, 2018, the Company used a majority of the net proceeds from this offering to repay outstanding indebtedness under the Term Loan Facility, effectively terminating the Term Loan Facility.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K filed with the SEC on December 7, 2017, and elsewhere in this quarterly report on Form 10-Q.

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

Portfolio and Investment Activity

As of December 31, 2017 and September 30, 2017, our portfolio had a fair market value of approximately $835.9 million and $837.0 million, respectively. The following table summarizes our portfolio and investment activity three months ended December 31, 2017 and 2016 (dollars in thousands):

	For the three months ended December 31
	2017	2016
Investments made in new portfolio companies	$68,496	$26,476
Investments made in existing portfolio companies	14,199	14,874
Aggregate amount in exits and repayments	(47,859)	(40,118)
Net investment activity	$34,836	$1,232

Portfolio Companies, at beginning of period	64	58
Number of new portfolio companies	6	4
Number of exited portfolio companies	(2)	(2)
Portfolio companies, at end of period	68	60

Number of investments in existing portfolio companies	10	10

The following table summarizes the amortized cost and the fair value of our average portfolio company investment, including MCC Senior Loan Strategy JV I LLC (“MCC JV”), and largest portfolio company investment, excluding MCC JV, as of December 31, 2017 and September 30, 2017 (dollars in thousands):

	December 31, 2017		September 30, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company investment	$14,002	$12,293	$14,282	$13,078
Largest portfolio company investment	51,609	51,609	52,137	50,667

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2017 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$594,793	62.5%	$532,308	63.7%
Senior Secured Second Lien Term Loans	135,801	14.3	106,304	12.7
Senior Secured First Lien Notes	26,771	2.8	27,420	3.3
Unsecured Debt	22,728	2.4	—	—
MCC Senior Loan Strategy JV I LLC	66,762	7.0	67,406	8.0
Equity/Warrants	105,302	11.0	102,465	12.3
Total	$952,157	100.0%	$835,903	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2017 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$559,461	61.2%	$537,163	64.2%
Senior Secured Second Lien Term Loans	161,885	17.7	135,826	16.2
Senior Secured First Lien Notes	26,768	2.9	27,545	3.3
Unsecured Debt	22,728	2.5	—	—
MCC Senior Loan Strategy JV I LLC	56,087	6.1	56,138	6.7
Equity/Warrants	87,124	9.6	80,319	9.6
Total	$914,053	100.0%	$836,991	100.0%

As of December 31, 2017, our income-bearing investment portfolio, which represented 78.9% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 10.6%, and 83.7% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 16.3% bore interest at fixed rates. As of December 31, 2017, the weighted average yield based upon cost of our total portfolio was approximately 7.6%.

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
Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2017 and September 30, 2017 (dollars in thousands):

	December 31, 2017		September 30, 2017
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$7,074	0.9%	$42,346	5.1%
2	641,423	76.7	527,410	63.0
3	103,723	12.4	139,481	16.7
4	25,068	3.0	69,864	8.3
5	58,615	7.0	57,890	6.9
Total	$835,903	100.0%	$836,991	100.0%

Results of Operations

Operating results for the three months ended December 31, 2017 and 2016 are as follows (dollars in thousands):

	For the three months ended December 31
	2017	2016
Total investment income	$20,631	$26,056
Total expenses, net	13,318	15,654
Net investment income before excise taxes	7,313	10,402
Excise tax expense	(134)	(267)
Net investment income	7,179	10,135
Net realized gains/(losses) from investments	(21)	(6,298)
Net unrealized appreciation/(depreciation) on investments	(39,192)	2,489
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	90	—
Net increase in net assets resulting from operations	$(31,944)	$6,326

Investment Income

For the three months ended December 31, 2017, investment income totaled $20.6 million, of which $18.8 million was attributable to portfolio interest and dividend income, and $1.8 million to fee income. For the three months ended December 31, 2016, investment income totaled $26.1 million, of which $24.7 million was attributable to portfolio interest and dividend income, and $1.4 million to fee income.

Operating Expenses

Operating expenses for the three months ended December 31, 2017 and 2016 are as follows (dollars in thousands):

	For the three months ended December 31
	2017	2016
Base management fees	$4,068	$4,515
Incentive fees	—	896
Interest and financing expenses	6,759	7,774
Administrator expenses	868	916
General and administrative	757	697
Professional fees	586	651
Directors fees	147	170
Insurance	133	99
Expenses before management and incentive fee waivers	13,318	15,718
Management fee waiver	—	(20)
Incentive fee waiver	—	(44)
Expenses, net of management and incentive fee waivers	$13,318	$15,654

For the three months ended December 31, 2017, total operating expenses before management and incentive fee waivers decreased by $2.4 million, or 15.3%, compared to the three months ended December 31, 2016.

Interest and Financing Expenses

Interest and financing expenses for the three months ended December 31, 2017 decreased by $1.0 million, or 13.1%, compared to the three months ended December 31, 2016. The decrease in interest and financing expenses was primarily due to the repayment of the 7.125% unsecured notes (the “2019 Notes”) in February 2017, the reduction of the Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”) commitment to $200.0 million from $343.5 million, and the reduction of the Senior Secured Term Loan Credit Facility (the "Term Loan Facility" and, collectively with the Revolving Credit Facility, the "Facilities") commitment to $102.0 million from $174.0 million, partially offset by an increase in LIBOR rates and the issuance of an additional $39.4 million of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes,”).

Base Management Fees and Incentive Fees

Base management fees for the three months ended December 31, 2017 decreased by $0.4 million, or 9.9%, compared to the three months ended December 31, 2016 due to the decline in the portfolio during the period. Incentives fees for the three months ended December 31, 2017 decreased by $0.9 million, or 100.0%, compared to the three months ended December 31, 2016 due to the decrease in pre-incentive fee net investment income.

Professional Fees and Other General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended December 31, 2017 decreased by $42,773, or 1.7%, compared to the three months ended December 31, 2016 primarily due to an decrease in directors expenses, audit expenses, administrator expenses, and valuation expenses, offset by an increase in legal expenses, insurance expenses, and general and administrative expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended December 31, 2017, we recognized $21,476 of realized loss on our portfolio investments. The realized loss was primarily due to the partial sale of one of our investments, offset by a realized gain from liquidation proceeds received on a realized investment.

During the three months ended December 31, 2016, we recognized $6.3 million of realized loss on our portfolio investments. The realized loss was primarily due to the non-cash restructuring transactions of two investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended December 31, 2017, we had $39.2 million of net unrealized depreciation on investments. For the three months ended December 31, 2016, we had $2.5 million of net unrealized appreciation on investments.

Provision for Deferred Taxes on Unrealized Appreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended December 31, 2017, the change in provision for deferred taxes on the unrealized depreciation on investments was $0.1 million. For the three months ended December 31, 2016, there was no change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

Changes in Net Assets from Operations

For the three months ended December 31, 2017, we recorded a net decrease in net assets resulting from operations of $31.9 million compared to a net increase in net assets resulting from operations of $6.3 million for the three months ended December 31, 2016 as a result of the factors discussed above. Based on 54,474,211 weighted average common shares outstanding for three months ended December 31, 2017 and 2016, our per share net decrease in net assets resulting from operations was $0.59 for the three months ended December 31, 2017 compared to a per share net increase in net assets resulting from operations of $0.12 for the three months ended December 31, 2016.

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

As of December 31, 2017, we had $50.0 million in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

In order to continue to qualify as a RIC under the Code, we intend to distribute to our stockholders substantially all of our taxable income, but we may also elect to periodically spill over certain excess undistributed taxable income from one tax year into the next tax year. In addition, as a BDC, for each taxable year we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow.

Credit Facility

The Company has a Term Loan Facility with ING Capital LLC, as administrative agent, in order to borrow funds to make additional investments.

The pricing in the case of the Term Loan Facility for LIBOR loans is LIBOR (with no minimum) plus 3.00%. The pricing on the Revolving Credit Facility, is LIBOR (with no minimum) plus 2.75%. The pricing on the Facilities will decrease by an additional 25 basis points upon receiving an investment grade rating from Standard & Poor’s.

The Term Loan Facility’s bullet maturity is July 28, 2020 and the Revolving Credit Facility’s revolving period ends July 28, 2019, followed by a one-year amortization period and a final maturity on July 28, 2020.

On February 14, 2017, the Company elected to reduce the total commitment of the Revolving Credit Facility to $200.0 million from $343.5 million. The reduction was accounted for as a debt modification to a line-of-credit or revolving-debt arrangement in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to an acceleration of debt issuance costs in the amount of $1.3 million and was recorded on the Consolidated Statements of Operations as a component of interest and financing expenses.

On September 1, 2017, the Company reduced the Term Loan Facility commitment to $102.0 million from $174.0 million. The reduction was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to a realized loss of $0.6 million and recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

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

As of December 31, 2017, total commitments under the Facilities are $302.0 million, comprised of $200.0 million committed to the Revolving Credit Facility and $102.0 million funded under the Term Loan Facility.

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

As of December 31, 2017, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. As of December 31, 2017, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company. The guarantee will renew annually until cancellation.

As of December 31, 2017 and September 30, 2017, we had commitments under loan and financing agreements to fund up to $34.0 million to 17 portfolio companies and $23.7 million to 15 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2017 and September 30, 2017 is shown in the table below (dollars in thousands):

	December 31, 2017	September 30, 2017
Path Medical, LLC - Delayed Draw Term Loan B	$7,125	$—
SMART Financial Operations, LLC - Delayed Draw Term Loan	4,725	4,725
Barry's Bootcamp Holdings, LLC - Revolver	4,400	4,400
Accupac, Inc. - Delayed Draw Term Loan	2,612	2,612
RMS Holding Company, LLC - Revolver	2,327	—
Alpine SG, LLC - Delayed Draw Term Loan	1,857	—
SFP Holding, Inc. - Delayed Draw Term Loan	1,778	1,778
Manna Pro Products, LLC - Delayed Draw Term Loan	1,600	—
Barry's Bootcamp Holdings, LLC - Delayed Draw Term Loan	1,271	1,271
AAR Intermediate Holdings, LLC - Revolver	1,258	1,797
Trans-Fast Remittance LLC - Delayed Draw Term Loan	1,057	1,057
Alpine SG, LLC - Revolver	1,000	—
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Impact Sales, LLC - Delayed Draw Term Loan	755	755
Black Angus Steakhouses, LLC - Revolver	535	516
Brook & Whittle Holdings Corp. - Delayed Draw Term Loan	310	—
Central States Dermatology Services, LLC - Delayed Draw Term Loan	200	254
SavATree, LLC - Delayed Draw Term Loan	167	167
Access Media Holdings, LLC - Series AAA Preferred Equity	107	277
Engineered Machinery Holdings, Inc. - Delayed Draw Term Loan	29	159
CP OPCO, LLC - Revolver	—	1,973
Brantley Transportation LLC - Delayed Draw Term Loan	—	788
NVTN LLC - Delayed Draw Term Loan	—	250
Total	$34,006	$23,672

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at December 31, 2017 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Revolving Facility	$47,000	$—	$47,000	$—	$—
Term Loan Facility	102,000	—	102,000	—	—
2021 Notes	74,013	—	—	74,013	—
2023 Notes	102,847	—	—	—	102,847
SBA Debenture	150,000	—	—	—	150,000
Total contractual obligations	$475,860	$—	$149,000	$74,013	$252,847

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

On March 27, 2015, the Company and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (“MCC JV”). The Company and GALIC have committed to provide $100 million of equity to MCC JV, with the Company providing $87.5 million and GALIC providing $12.5 million. MCC JV commenced operations on July 15, 2015. On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with commitments of $100 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. As of December 31, 2017, MCC JV has drawn approximately $153.4 million on the JV Facility. As of December 31, 2017, MCC JV had total investments at fair value of $210.4 million. As of December 31, 2017, MCC JV’s portfolio was comprised of senior secured first lien term loans to 50 different borrowers. As of December 31, 2017, certain investments in one portfolio company were on non-accrual status.

The Company has determined that MCC JV is an investment company under ASC 946, however in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate its interest in MCC JV.

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

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. To avoid this tax, we must distribute (or be deemed to have distributed) during each calendar year an amount equal to the sum of:

1)	at least 98.0 percent of our ordinary income (not taking into account any capital gains or losses) for the calendar year;

2)	at least 98.2 percent of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31st of the calendar year; and

3)	income realized, but not distributed, in preceding years and on which we did not pay federal income tax.

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

The following table summarizes the dividend distributions during the three months ended December 31, 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
10/31/2017	11/22/2017	12/22/2017	$0.16
			$0.16

Stock Repurchase Program

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we could purchase up to an aggregate amount of $30.0 million of our common stock between the period of the approval date and February 5, 2016. On December 4, 2015, the board of directors extended the duration of the share repurchase program through December 31, 2016, and increased the aggregate amount to $50.0 million. On December 7, 2016, the board of directors extended the duration of the share repurchase program through December 31, 2017. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. As of December 31, 2017, the Company has repurchased an aggregate of 4,259,073 shares of common stock at an average price of $8.00 per share with a total cost of approximately $34.1 million. Since the inception of the program, the Company's net asset value per share was increased by approximately $0.23 as a result of the share repurchases.

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

MCC Advisors and its affiliates may in the future manage other accounts that have investment mandates that are similar, in whole and in part, with ours. MCC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, and pursuant to MCC Advisors’ allocation policy, MCC Advisors or its affiliates may determine that we should invest side-by-side with one or more other accounts. We will not make any investments if they are not permitted by applicable law and interpretive positions of the SEC and its staff, the exemptive order granted by the SEC, or if they are inconsistent with MCC Advisors’ allocation procedures. Further, any investments made by related parties will be made in accordance with MCC Advisors’ related party transaction procedures.

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

Revenue Recognition

Our revenue recognition policies are as follows:

Investments and Related Investment Income We account for investment transactions on a trade-date basis and interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. For investments with contractual PIK interest, which represents contractual interest accrued and added to the principal balance that generally becomes due at maturity, we will not accrue PIK interest if the portfolio company valuation indicates that the PIK interest is not collectible. Origination, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Other fees are capitalized as deferred revenue and recorded into income over the respective period. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. We report changes in the fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in our Consolidated Statements of Operations.

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At December 31, 2017, certain investments in eight portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $65.2 million, or 7.8% of the fair value of our portfolio. At September 30, 2017, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $72.5 million, or 8.7% of the fair value of our portfolio.

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

Recent Developments

On January 30, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.16 per share, payable on March 23, 2018 to stockholders of record at the close of business on February 21, 2018.

On January 26, 2018, the Company priced a debt offering in Israel of $121.1 million of its 5.05% Series A Notes (the “2024 Notes”). The 2024 Notes were issued pursuant to a deed of trust between the Company and Mishmeret Trust Company, Ltd. as trustee. The 2024 Notes are general, unsecured obligations and rank equal in right of payment with all of the Company’s existing and future unsecured indebtedness. The 2024 Notes will mature on February 27, 2024 and the principal will be payable in four annual installments, of which 25% will be payable on each February 27, 2021-2024.  The 2024 Notes are rated ilA+ by S&P Global Ratings Maalot Ltd. and will be listed on the Tel Aviv Stock Exchange (“TASE”). The 2024 Notes have not been and will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements. In connection with this offering, we have dual listed our common stock on TASE. On January 31, 2018, the Company used a majority of the net proceeds from this offering to repay outstanding indebtedness under the Term Loan Facility, effectively terminating the Term Loan Facility.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended December 31, 2017, we did not engage in hedging activities.

As of December 31, 2017, 83.7% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate LIBOR floor as of December 31, 2017 was as follows (dollars in thousands):

	December 31, 2017
LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$81,937	14.8%
1% to under 2%	452,368	82.0
2% to under 3%	14,967	2.7
3%	2,633	0.5
Total	$551,905	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2017, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
100	$5,200	$1,500	$3,700
200	10,500	3,000	7,500
300	15,900	4,500	11,400
400	21,300	6,000	15,300
500	26,700	7,500	19,200

As of September 30, 2017, 83.5% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash LIBOR interest rate floor as of September 30, 2017 was as follows (dollars in thousands):

	September 30, 2017
LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$84,166	14.9%
1% to under 2%	425,749	75.3
2% to under 3%	50,245	8.9
3%	4,916	0.9
Total	$565,076	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2017, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
100	$5,300	$1,700	$3,600
200	11,200	3,400	7,800
300	17,100	5,100	12,000
400	23,000	6,800	16,200
500	28,900	8,500	20,400

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Medley LLC, the Company, and Medley Opportunity Fund II LP were served on January 2, 2018 with a complaint naming them as defendants, along with other various parties, in a putative class action lawsuit. The case is captioned as Solomon v. American Web Loan, et al. Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., The MacFarlane Group, LLC, Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corp., Oakmont Funding, Inc., Dinero Investments, Inc., Chieftain Funding, Inc., Dant Holdings, Inc., DHI Computing Service, Inc., Smith Haynes & Watson, LLC, Middlemarch Partners, and John Does 1-100, and was filed on December 15, 2017, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17cv145. The plaintiffs filed this putative class action alleging claims under the Racketeer Influenced and Corrupt Organizations Act and the Truth in Lending Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley Opportunity Fund II LP, Medley LLC, and the Company allege that the Medley defendants exercised control over American Web Loan’s payday lending activities as a result of a $22.9 million loan to American Web Loan. The loan was made by Medley Opportunity Fund II LP in 2011. American Web Loan repaid the loan from Medley Opportunity Fund II LP in full in February of 2015, more than ten months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives. The Company and Medley LLC never made any loans or provided financing to, or had any other relationship with, American Web Loan. The Medley defendants are seeking indemnification from American Web Loan, various affiliates and other parties with respect to these claims. The Medley defendants believe the alleged claims are without merit and they intend to defend this lawsuit vigorously.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on December 7, 2017, which could materially affect our business, financial condition and/or operating results. Other than the item disclosed below, there have been no material changes during the three months ended December 31, 2017 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The U.S. House of Representatives and U.S. Senate recently passed tax reform legislation, which the President recently signed into law. Such legislation has made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisors regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 5, 2015, our board of directors approved a share repurchase program pursuant to which we could purchase up to an aggregate amount of $30.0 million of our common stock between the period of the approval date and February 5, 2016. On December 4, 2015, the board of directors extended the duration of the share repurchase program through December 31, 2016, and increased the aggregate amount to $50.0 million. On December 7, 2016, the board of directors extended the duration of the share repurchase program through December 31, 2017. Any stock repurchases will be made through the open market at times, and in such amounts, as management deems appropriate. The Company did not repurchase any shares for the three months ended December 31, 2017.

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

4.5
Third Supplemental Indenture, dated December 17, 2015, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.6 to the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2 (File No. 333-187324), filed on December 17, 2015).

4.6	Statement of Eligibility of Trustee on Form T-1 (Incorporated by reference to Exhibit d.5 to the Registrant’s Registration Statement on Form N-2, filed on March 15, 2013).

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
February 6, 2018

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)