Form 10-Q
period 2018-03-31
Medley Capital Corp
filed 2018-05-09
CIK 1490349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018
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

The Registrant had 54,474,211 shares of common stock, $0.001 par value, outstanding as of May 8, 2018.

MEDLEY CAPITAL CORPORATION

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	March 31, 2018	September 30, 2017
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $558,125,717 and $625,108,198, respectively)	$480,365,391	$575,495,698
Affiliated investments (amortized cost of $95,394,104 and $91,026,729, respectively)	93,793,138	90,071,365
Controlled investments (amortized cost of $217,609,579 and $197,918,352, respectively)	172,656,346	171,423,836
Total investments at fair value	746,814,875	836,990,899
Cash and cash equivalents	65,429,622	108,571,958
Interest receivable	9,426,764	9,371,048
Other assets	3,199,908	3,321,822
Fees receivable	691,727	765,756
Deferred offering costs	351,609	307,015
Receivable for dispositions and investments sold	179,174	231,895
Total assets	$826,093,679	$959,560,393

LIABILITIES
Revolving credit facility payable (net of debt issuance costs of $1,288,871 and $1,777,181, respectively)	$10,711,129	$66,222,819
Term loan payable (net of debt issuance costs of $0 and $1,045,895, respectively)	—	100,954,105
Notes payable (net of debt issuance costs of $9,377,661 and $4,122,533, respectively)	275,771,006	172,751,776
SBA debentures payable (net of debt issuance costs of $2,563,339 and $2,845,694, respectively)	147,436,661	147,154,306
Management and incentive fees payable (see Note 6)	3,395,882	4,312,004
Interest and fees payable	2,724,646	3,759,891
Accounts payable and accrued expenses	1,804,917	1,863,546
Administrator expenses payable	965,589	859,794
Deferred tax liability	631,434	911,936
Deferred revenue	250,582	259,552
Due to affiliate	126,873	81,347
Total liabilities	$443,818,719	$499,131,076

Guarantees and Commitments (see Note 8)

NET ASSETS
Common stock, par value $0.001 per share, 100,000,000 common shares authorized, 54,474,211 and 54,474,211 common shares issued and outstanding, respectively	$54,474	$54,474
Capital in excess of par value	705,046,098	705,046,098
Accumulated undistributed net investment income	2,855,416	9,528,367
Accumulated net realized gain/(loss) from investments	(201,172,653)	(176,662,889)
Net unrealized appreciation/(depreciation) on investments, net of deferred taxes	(124,508,375)	(77,536,733)
Total net assets	382,274,960	460,429,317
Total liabilities and net assets	$826,093,679	$959,560,393

NET ASSET VALUE PER SHARE	$7.02	$8.45

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended March 31		For the six months ended March 31
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$10,966,668	$16,890,427	$24,057,020	$35,034,733
Payment-in-kind	872,495	2,824,976	2,513,628	5,685,943
Affiliated investments:
Cash	490,765	487,874	1,068,074	1,030,696
Payment-in-kind	769,572	100,146	1,619,067	201,229
Controlled investments:
Cash	426,537	353,528	856,299	696,686
Payment-in-kind	815,135	1,071,342	1,533,653	3,042,902
Total interest income	14,341,172	21,728,293	31,647,741	45,692,189
Dividend income, net of provisional taxes ($0 and $0, respectively)	2,172,610	1,050,000	3,616,360	1,694,953
Interest from cash and cash equivalents	25,794	40,367	57,563	63,779
Fee income (see Note 9)	495,508	1,538,328	2,344,268	2,962,132
Total investment income	17,035,084	24,356,988	37,665,932	50,413,053

EXPENSES:
Base management fees (see Note 6)	3,775,882	4,496,286	7,843,723	9,010,901
Incentive fees (see Note 6)	—	—	—	895,675
Interest and financing expenses	7,470,017	9,143,488	14,229,216	16,917,459
Administrator expenses (see Note 6)	956,589	997,074	1,823,920	1,913,140
General and administrative	671,784	783,044	1,429,039	1,480,049
Professional Fees	555,865	662,693	1,141,532	1,313,804
Directors fees	251,315	150,009	398,495	319,793
Insurance	130,074	99,455	263,288	198,910
Expenses before management and incentive fee waivers	13,811,526	16,332,049	27,129,213	32,049,731
Management fee waiver (see Note 6)	(380,000)	(17,327)	(380,000)	(37,272)
Incentive fee waiver (see Note 6)	—	—	—	(43,663)
Total expenses net of management and incentive fee waivers	13,431,526	16,314,722	26,749,213	31,968,796
Net investment income before excise taxes	3,603,558	8,042,266	10,916,719	18,444,257
Excise tax expense	(23,922)	—	(157,922)	(267,183)
NET INVESTMENT INCOME	3,579,636	8,042,266	10,758,797	18,177,074

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments
Non-controlled/non-affiliated investments	(23,330,652)	9,948	(23,352,128)	(6,288,483)
Affiliated investments	—	—	—	—
Controlled investments	—	—	—	—
Net realized gain/(loss) from investments	(23,330,652)	9,948	(23,352,128)	(6,288,483)
Net unrealized appreciation/(depreciation) on investments
Non-controlled/non-affiliated investments	6,322,632	(12,644,831)	(28,147,825)	(11,019,537)
Affiliated investments	(4,928,871)	1,983,992	(645,603)	1,983,992
Controlled investments	(9,454,224)	(9,183,065)	(18,458,717)	(8,319,163)
Net unrealized appreciation/(depreciation) on investments	(8,060,463)	(19,843,904)	(47,252,145)	(17,354,708)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	190,494	—	280,503	—
Loss on extinguishment of debt	(1,157,636)	(456,364)	(1,157,636)	(456,364)
Net gain/(loss) on investments	(32,358,257)	(20,290,320)	(71,481,406)	(24,099,555)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(28,778,621)	$(12,248,054)	$(60,722,609)	$(5,922,481)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.53)	$(0.22)	$(1.11)	$(0.11)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.07	$0.15	$0.20	$0.33
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	54,474,211	54,474,211	54,474,211	54,474,211
DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.22	$0.32	$0.44
See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the six months ended March 31
	2018	2017
	(unaudited)	(unaudited)
OPERATIONS:
Net investment income	$10,758,797	$18,177,074
Net realized gain/(loss) from investments	(23,352,128)	(6,288,483)
Net unrealized appreciation/(depreciation) on investments	(47,252,145)	(17,354,708)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	280,503	—
Loss on extinguishment of debt	(1,157,636)	(456,364)
Net increase/(decrease) in net assets from operations	(60,722,609)	(5,922,481)
SHAREHOLDER DISTRIBUTIONS:
Distributions from net investment income	(17,431,748)	(23,968,655)
Net decrease in net assets from shareholder distributions	(17,431,748)	(23,968,655)
COMMON SHARE TRANSACTIONS:
Offering costs	—	(12,778)
Net increase/(decrease) in net assets from common share transactions	—	(12,778)
Total increase/(decrease) in net assets	(78,154,357)	(29,903,914)
Net assets at beginning of period	460,429,317	516,919,142
Net assets at end of period including accumulated undistributed net investment income of $2,855,416 and $5,020,181, respectively	$382,274,960	$487,015,228

Net asset value per common share	$7.02	$8.94
Common shares outstanding at end of period	54,474,211	54,474,211

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the six months ended March 31
	2018	2017
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS	$(60,722,609)	$(5,922,481)
ADJUSTMENTS TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(4,493,565)	(9,332,277)
Net amortization of premium/(discount) on investments	(481,129)	(680,657)
Amortization of debt issuance costs	1,874,923	3,157,516
Net realized (gain)/loss from investments	23,352,128	6,288,483
Net deferred income taxes	(280,502)	—
Net unrealized (appreciation)/depreciation on investments	47,252,145	17,354,708
Proceeds from sale and settlements of investments	127,510,828	75,123,093
Purchases, originations and participations	(102,964,383)	(100,710,131)
Loss on extinguishment of debt	1,157,636	456,364
(Increase)/decrease in operating assets:
Interest receivable	(55,716)	(1,067,982)
Other assets	121,914	(25,008)
Fees receivable	74,029	521,196
Receivable for dispositions and investments sold	52,721	9,308
Increase/(decrease) in operating liabilities:
Management and incentive fees payable, net	(916,122)	(79,660)
Interest and fees payable	(1,035,245)	129,166
Accounts payable and accrued expenses	(58,629)	(390,201)
Administrator expenses payable	105,795	6,838
Deferred revenue	(8,970)	(87,379)
Due to affiliate	45,526	59,456
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	30,530,775	(15,189,648)

Cash flows from financing activities
Borrowings on debt	139,275,690	107,363,443
Paydowns on debt	(189,000,000)	(88,000,000)
Debt issuance costs paid	(6,472,459)	(1,122,609)
Payments of cash dividends	(17,431,748)	(23,968,655)
Offering costs paid	(44,594)	(44,811)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(73,673,111)	(5,772,632)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(43,142,336)	(20,962,280)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	108,571,958	104,485,263
CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,429,622	$83,522,983

Supplemental Information:
Interest paid during the period	$13,352,037	$13,592,326
Supplemental non-cash information:
Payment-in-kind interest income	$5,666,348	$8,930,074
Net amortization of premium/(discount) on investments	$481,129	$680,657
Amortization of debt issuance costs	$(1,874,923)	$(3,157,516)
Non-cash purchase of investments	$1,392,699	$58,615,663
Non-cash sale of investments	$1,392,699	$58,615,663

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

March 31, 2018
(unaudited)

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

3SI Security Systems, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	6/16/2023	$17,412,500	$17,412,500	$17,563,989	4.6%
				17,412,500	17,412,500	17,563,989

Accupac, Inc.(7)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(13)(18)	9/14/2023	9,838,231	9,838,231	9,838,231	2.6%
				9,838,231	9,838,231	9,838,231

Alpine SG, LLC(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	13,466,250	13,466,250	13,466,250	3.5%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	6,643,350	6,643,350	6,643,350	1.7%
		Revolving Credit Facility (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)(17)	11/16/2022	—	—	—	0.0%
				20,109,600	20,109,600	20,109,600

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/25/2023	6,500,000	6,500,000	6,565,000	1.7%
				6,500,000	6,500,000	6,565,000

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	6/30/2019	14,076,910	14,076,910	14,103,657	3.7%
				14,076,910	14,076,910	14,103,657

Barry's Bootcamp Holdings, LLC(7)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	7,628,570	7,628,570	7,628,570	2.0%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)(17)	7/14/2022	—	—	—	0.0%
				7,628,570	7,628,570	7,628,570

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	7,598,214	7,598,214	7,443,677	1.9%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)(17)	4/24/2020	—	—	—	0.0%
				7,598,214	7,598,214	7,443,677

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Brook & Whittle Holdings Corp.(7)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	10/17/2023	1,326,948	1,326,948	1,326,948	0.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(22)	10/17/2023	—	—	—	0.0%
				1,326,948	1,326,948	1,326,948

Central States Dermatology Services, LLC(7)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)	4/20/2022	1,081,790	1,081,790	1,081,790	0.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)(18)	4/20/2022	208,830	208,830	208,830	0.1%
				1,290,620	1,290,620	1,290,620

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan B (ABR + 5.50% PIK, 4.75% ABR Floor)(10)(23)	4/1/2019	1,306,403	1,210,237	233,977	0.1%
		Senior Secured First Lien Term Loan C (ABR + 8.50% PIK, 4.75% ABR Floor)(10)(23)	4/1/2019	9,683,664	4,060,507	—	0.0%
		Preferred Facility (ABR + 7.00% PIK, 4.75% ABR Floor)(10)(23)	4/1/2019	5,883,641	—	—	0.0%
		Equity - 232 Common Units		—	—	—	0.0%
				16,873,708	5,270,744	233,977

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	7/26/2025	4,010,025	3,991,168	3,981,153	1.0%
				4,010,025	3,991,168	3,981,153

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/30/2019	13,090,000	13,090,000	13,090,000	3.4%
		Equity - 350 Common Units		—	700,000	273,809	0.1%
				13,090,000	13,790,000	13,363,809

CT Technologies Intermediate Holdings, Inc.(12)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	12/1/2022	7,500,000	7,500,000	7,540,500	2.0%
				7,500,000	7,500,000	7,540,500

DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 8.50% PIK, 1.50% LIBOR Floor)(14)	11/10/2019	4,210,775	4,210,775	4,210,775	1.1%
		Senior Secured First Lien Term Loan B (LIBOR + 11.00% PIK, 1.50% LIBOR Floor)(10)(14)	11/10/2019	15,683,196	14,896,413	2,336,796	0.6%
		Senior Secured First Lien Term Loan C (LIBOR + 12.25% PIK, 1.50% LIBOR Floor)(10)(14)	11/10/2019	13,659,337	11,600,575	—	0.0%
		Senior Secured First Lien Term Loan D (LIBOR + 13.25% PIK, 1.50% LIBOR Floor)(10)(14)	11/10/2019	12,870,616	4,701,476	—	0.0%
		Equity - 1,230,769 Class A Units		—	1,230,769	—	0.0%
				46,423,924	36,640,008	6,547,571

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)(16)	10/1/2018	3,354,913	3,333,405	3,354,913	0.9%
		Preferred Equity (8.00% PIK)		3,716,187	3,716,187	3,716,187	1.0%
				7,071,100	7,049,592	7,071,100

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (13.50% PIK + LIBOR)(10)(16)	5/6/2019	19,478,696	18,762,114	11,800,194	3.1%
				19,478,696	18,762,114	11,800,194

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Engineered Machinery Holdings, Inc.(7)	Capital Equipment	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(14)	7/18/2025	1,519,149	1,504,863	1,511,553	0.4%
		Senior Secured Second Lien Delayed Draw Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(14)(19)	7/18/2025	151,915	150,441	151,011	0.0%
				1,671,064	1,655,304	1,662,564

FKI Security Group, LLC(12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	3/30/2020	11,468,750	11,468,750	11,468,750	3.0%
				11,468,750	11,468,750	11,468,750

Footprint Acquisition, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash)(15)	2/27/2020	4,985,150	4,985,150	4,985,150	1.3%
		Preferred Equity (8.75% PIK)		6,397,302	6,397,302	6,397,302	1.7%
		Equity - 150 Common Units		—	—	—	0.0%
				11,382,452	11,382,452	11,382,452

Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.50% LIBOR Floor)(14)	9/26/2019	11,670,000	11,670,000	11,786,700	3.1%
				11,670,000	11,670,000	11,786,700

Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(13)	2/7/2023	9,950,000	9,950,000	10,049,500	2.6%
				9,950,000	9,950,000	10,049,500

Global Accessories Group, LLC(12)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	151,339	0.0%
				—	151,337	151,339

Harrison Gypsum, LLC(12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 1.50% LIBOR Floor)(13)	12/21/2018	51,076,886	51,076,886	51,076,886	13.4%
				51,076,886	51,076,886	51,076,886

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)(8)	10/15/2019	20,000,000	20,000,000	20,292,000	5.3%
				20,000,000	20,000,000	20,292,000

Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(14)	6/21/2023	3,000,000	2,959,256	2,850,000	0.8%
				3,000,000	2,959,256	2,850,000

Impact Sales, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)	12/30/2021	2,592,188	2,592,188	2,536,455	0.7%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)(18)	12/30/2021	119,109	119,109	100,323	0.0%
				2,711,297	2,711,297	2,636,778

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2022	14,437,500	14,437,500	14,138,644	3.7%
				14,437,500	14,437,500	14,138,644

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	2/15/2022	20,373,199	20,373,199	20,631,938	5.4%
				20,373,199	20,373,199	20,631,938

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(16)	2/19/2019	8,991,265	8,769,590	8,899,104	2.3%
		Warrants - 0.81% of Outstanding Equity(21)	2/19/2024	—	955,680	—	0.0%
				8,991,265	9,725,270	8,899,104

Manna Pro Products, LLC(7)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)	12/8/2023	7,980,000	7,980,000	7,980,000	2.1%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(18)	12/8/2023	—	—	—	0.0%
				7,980,000	7,980,000	7,980,000

Merchant Cash and Capital, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 13.00% Cash, 3.00% LIBOR Floor)(13)	5/31/2017	1,839,715	1,839,715	1,839,715	0.5%
		Senior Secured Second Lien Term Loan (17.00% PIK)(10)	5/4/2017	16,894,625	15,167,277	4,223,656	1.1%
				18,734,340	17,006,992	6,063,371

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)(10)(14)	12/31/2018	21,315,899	20,614,725	15,396,474	4.0%
				21,315,899	20,614,725	15,396,474

Path Medical, LLC(7)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	8,151,557	7,769,036	8,165,306	2.1%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	2,808,500	2,808,500	2,811,028	0.7%
		Warrants - 1.56% of Outstanding Equity	1/9/2027	—	499,751	83,018	0.0%
				10,960,057	11,077,287	11,059,352

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)(10)	2/28/2019	21,974,912	21,865,403	3,043,525	0.8%
		Senior Secured First Lien Term Loan 2 (11.00% Cash, 2.00% PIK)(10)	2/28/2018	469,960	467,652	469,959	0.1%
				22,444,872	22,333,055	3,513,484

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(16)	7/8/2020	2,103,712	2,103,712	1,860,313	0.5%
		Equity - 479,283 Common Units(20)		—	129,406	28,757	0.0%
		Warrants - 2.8% of Outstanding Equity(21)	7/8/2020	—	52,757	17,586	0.0%
				2,103,712	2,285,875	1,906,656

RMS Holding Company, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	12,437,500	12,437,500	12,437,500	3.3%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	11/16/2022	1,583,204	1,583,204	1,583,204	0.5%
				14,020,704	14,020,704	14,020,704

SavATree, LLC(7)	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)(18)	6/2/2022	1,868,261	1,868,261	1,879,657	0.5%
				1,868,261	1,868,261	1,879,657

Sendero Drilling Company, LLC	Energy: Oil & Gas	Warrants - 5.52% of Outstanding Equity	3/18/2019	—	793,523	1,716,615	0.4%
				—	793,523	1,716,615

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Seotowncenter, Inc.(12)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	9/11/2019	23,259,345	23,259,345	23,259,345	6.1%
		Equity - 3,249.697 Common Units		—	500,000	532,885	0.1%
				23,259,345	23,759,345	23,792,230

SFP Holding, Inc.(7)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	9/1/2022	6,206,667	6,206,667	6,206,667	1.6%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(17)	9/1/2022	1,111,111	1,111,111	1,111,111	0.3%
		Equity - 1.42% Company Interest		—	600,000	600,000	0.2%
				7,317,778	7,917,778	7,917,778

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	7/31/2020	7,436,331	7,436,331	7,133,672	1.9%
				7,436,331	7,436,331	7,133,672

Sierra Enterprises, LLC	Beverage & Food	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(13)	11/10/2025	10,000,000	10,000,000	10,000,000	2.6%
				10,000,000	10,000,000	10,000,000

SMART Financial Operations, LLC(7)	Retail	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	11/22/2021	2,775,000	2,775,000	2,802,195	0.7%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	11/22/2021	1,725,000	1,725,000	1,771,305	0.5%
		Equity - 700,000 Class A Preferred Units		—	700,000	770,000	0.2%
				4,500,000	5,200,000	5,343,500

SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)	2/17/2022	7,425,000	7,425,000	7,499,250	2.0%
				7,425,000	7,425,000	7,499,250

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor)(13)	8/19/2019	3,978,659	3,978,659	3,978,659	1.1%
		Equity - 263,814.43 Class A Units		—	263,814	271,729	0.1%
				3,978,659	4,242,473	4,250,388

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	8/18/2025	4,000,000	3,943,031	3,940,000	1.0%
				4,000,000	3,943,031	3,940,000

Taylored Freight Services, LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 11.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(14)	1/1/2018	14,743,721	14,743,721	14,743,721	3.9%
				14,743,721	14,743,721	14,743,721

Trans-Fast Remittance LLC(7)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)(17)	12/2/2021	3,567,857	3,567,857	3,567,857	0.9%
		Revolving Credit Facility (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	12/2/2021	1,875,000	1,875,000	1,875,000	0.5%
				5,442,857	5,442,857	5,442,857

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Vail Holdco Corp	Chemicals, Plastics & Rubber	Equity - 10,061 Shares of Series A Preferred Stock (12.50% PIK)(8)		10,061,000	9,635,213	9,621,334	2.5%
		Equity - 7,700 Shares of Junior Convertible Preferred Stock		7,700,000	7,700,000	7,700,000	2.0%
		Warrants - 0.4875% of Outstanding Equity		—	425,787	425,763	0.1%
				17,761,000	17,761,000	17,747,097

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor)(14)	4/28/2023	808,000	728,625	728,567	0.2%
		Equity - 5,441 Class A Units		—	302,464	302,464	0.1%
		Warrants - 0.65% of Outstanding Equity		—	361,667	361,667	0.1%
				808,000	1,392,756	1,392,698

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(9)		—	518,283	590,636	0.2%
				—	518,283	590,636

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Delayed Draw (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(14)	2/12/2024	3,600,000	3,600,000	3,600,000	0.9%
				3,600,000	3,600,000	3,600,000

Subtotal Non-Controlled/Non-Affiliated Investments				$576,661,995	$558,125,717	$480,365,391

Affiliated Investments:

1888 Industrial Services, LLC(7)(24)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)	9/30/2021	$8,984,232	$8,984,232	$8,984,232	2.4%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(14)	9/30/2021	20,708,000	17,958,836	20,708,000	5.4%
		Revolving Credit Facility (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)(17)	9/30/2021	1,437,477	1,437,477	1,437,477	0.4%
		Equity - 21,562.16 Class A Units		—	—	—	0.0%
				31,129,709	28,380,545	31,129,709

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00% PIK)(10)	7/22/2020	8,622,342	8,446,384	5,876,126	1.5%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		640,000	640,000	(160,000)	0.0%
		Equity - 16 Common Units		—	—	—	0.0%
				11,662,342	11,486,384	5,716,126

Brantley Transportation LLC(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	12,058,144	9,000,000	6,159,300	1.6%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(13)	8/2/2017	668,105	668,105	668,105	0.2%
		Equity - 7.5 Common Units		—	—	—	0.0%
				12,726,249	9,668,105	6,827,405

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		30,552,190	30,552,190	30,552,190	8.0%
		Preferred Equity - A-1 Preferred (3.00% PIK)		3,953,700	3,953,700	3,953,700	1.0%
		Equity - 57,300 Class B Units		—	57,300	4,318,128	1.1%
				34,505,890	34,563,190	38,824,018

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

JFL-WCS Partners, LLC	Construction & Building	Preferred Equity - Class A Preferred (6.00% PIK)		1,166,292	1,166,292	1,166,292	0.3%
		Equity - 129,588 Class B Units		—	129,588	129,588	0.0%
				1,166,292	1,295,880	1,295,880

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.7%
		Equity - 33,300 Preferred Units		—	3,330,000	3,330,000	0.9%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$97,860,482	$95,394,104	$93,793,138

Controlled Investments:(5)

Capstone Nutrition(12)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	$28,007,137	$20,803,397	$12,157,898	3.2%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	12,118,664	9,153,997	5,260,712	1.4%
		Senior Secured First Lien Incremental Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(14)	9/25/2020	2,079,229	2,079,229	2,079,229	0.5%
		Equity - 4,664.6 Class B Units and 9,424.4 Class C Units		—	12	—	0.0%
		Equity - 2,932.3 Common Units		—	400,003	—	0.0%
				42,205,030	32,436,638	19,497,839

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	70,087,500	70,861,560	18.5%
				—	70,087,500	70,861,560

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(13)	11/9/2020	4,005,990	4,005,990	4,005,990	1.0%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	11,183,119	11,183,119	11,183,119	2.9%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	6,968,429	6,968,429	6,968,429	1.8%
		Equity - 787.4 Class A Units		—	9,550,922	9,550,922	2.5%
				22,157,538	31,708,460	31,708,460

OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 13.00% PIK)(10)(16)	5/5/2019	27,383,477	22,880,599	13,691,739	3.6%
		Senior Secured First Lien Term Loan (8.00% PIK)	5/5/2019	3,141,872	3,141,872	3,141,872	0.8%
		Unsecured Debt (8.00% PIK)(10)	7/24/2025	27,757,690	22,727,575	—	0.0%
		Equity - 5,055.56 Common Units		—	872,698	—	0.0%
				58,283,039	49,622,744	16,833,611

URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(14)	5/2/2022	14,966,563	14,966,563	14,966,563	3.9%
		Preferred Equity (12.00% PIK)		5,850,795	5,850,795	5,850,795	1.5%
		Equity - 397,466 Common Units		—	12,936,879	12,937,518	3.4%
				20,817,358	33,754,237	33,754,876

Subtotal Controlled Investments				$143,462,965	$217,609,579	$172,656,346

Total Investments, March 31, 2018				$817,985,442	$871,129,400	$746,814,875	195.4%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest and is net of repayments.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $16,587,739, $133,295,052, and $116,707,313, respectively. The tax cost basis of investments is $863,522,188 as of March 31, 2018.

(4)	Percentage is based on net assets of $382,274,960 as of March 31, 2018.

(5)
Controlled Investments are defined by the Investment Company Act of 1940, as amended (the "1940 Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(7)	The investment has an unfunded commitment as of March 31, 2018 (see Note 8), and includes an analysis of the value of any unfunded commitments.

(8)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $29,913,334 and 7.8% of net assets as of March 31, 2018, and are considered restricted securities.

(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP, and Watermill-EMI Partners, LP.

(10)	The investment was on non-accrual status as of March 31, 2018.

(11)
The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of March 31, 2018, 10.8% of the Company's portfolio investments were non-qualifying assets.

(12)	A portion of this investment was sold via a participation agreement. The amount stated is the portion retained by Medley Capital Corporation (see Note 3).

(13)	The interest rate on these loans is subject to the greater of a London Interbank Offering Rate ("LIBOR") floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of March 31, 2018 was 1.88%.

(14)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of March 31, 2018 was 2.30%.

(15)	The interest rate on these loans is subject to 1 month LIBOR plus a base rate. The 1 month LIBOR as of March 31, 2018 was 1.88%.

(16)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of March 31, 2018 was 2.30%.

(17)	This investment earns 0.50% commitment fee on all unused commitment as of March 31, 2018.

(18)	This investment earns 1.00% commitment fee on all unused commitment as of March 31, 2018.

(19)	This investment earns 7.25% commitment fee on all unused commitment as of March 31, 2018.

(20)	This investment represents a Level 1 security in the ASC 820 table as of March 31, 2018 (see Note 4).

(21)	This investment represents a Level 2 security in the ASC 820 table as of March 31, 2018 (see Note 4).

(22)	This investment earns 0.75% commitment fee on all unused commitment as of March 31, 2018.

(23)
The interest rate on these loans is subject to an adjusted base rate (''ABR'') plus a spread. As the interest rate is subject to a minimum ABR Floor which was greater than the ABR rate at March 31, 2018, the prevailing rate in effect at March 31, 2018 was the spread plus the ABR Floor.

(24)	Investment changed its name from AAR Intermediate Holdings, LLC during FY 2018.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2017

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

3SI Security Systems, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	6/16/2023	$17,500,000	$17,500,000	$17,500,000	3.8%
				17,500,000	17,500,000	17,500,000

Accupac, Inc.(7)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(13)(18)	9/14/2023	9,887,670	9,887,670	9,887,670	2.2%
				9,887,670	9,887,670	9,887,670

Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	12/11/2020	14,776,537	14,776,537	14,776,537	3.2%
				14,776,537	14,776,537	14,776,537

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/25/2023	6,500,000	6,500,000	6,578,000	1.4%
				6,500,000	6,500,000	6,578,000

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	6/30/2019	14,262,133	14,262,133	14,342,001	3.1%
				14,262,133	14,262,133	14,342,001

Avantor Performance Materials Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (LIBOR + 8.25% Cash, 1.00% LIBOR Floor)(13)	3/10/2025	1,000,000	990,465	1,020,000	0.2%
				1,000,000	990,465	1,020,000

Barry's Bootcamp Holdings, LLC(7)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	7,628,570	7,628,570	7,628,570	1.7%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)(17)	7/14/2022	—	—	—	0.0%
				7,628,570	7,628,570	7,628,570

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	7,700,893	7,700,893	7,375,190	1.6%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)(17)	4/24/2020	376,360	376,360	343,324	0.1%
				8,077,253	8,077,253	7,718,514

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Central States Dermatology Services, LLC(7)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	4/20/2022	1,087,248	1,087,248	1,087,248	0.2%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)(18)	4/20/2022	155,930	155,930	155,930	0.0%
				1,243,178	1,243,178	1,243,178

Comfort Holding, LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(13)	2/3/2025	1,000,000	961,738	850,200	0.2%
				1,000,000	961,738	850,200

CP OPCO, LLC(7)	Services: Consumer	Senior Secured First Lien Term Loan B (ABR + 5.50% PIK, 4.25% ABR Floor)(10)	3/31/2019	1,244,335	1,210,237	338,459	0.1%
		Senior Secured First Lien Term Loan C (ABR + 8.50% PIK, 4.25% ABR Floor)(10)	3/31/2019	9,088,659	4,060,507	—	0.0%
		Preferred Facility (ABR + 7.00% PIK, 3.75% ABR Floor)(10)	3/31/2019	5,297,476	—	—	0.0%
		Revolving Credit Facility (ABR + 3.50% Cash, 4.25% ABR Floor)	3/31/2019	—	—	—	0.0%
		Equity - 232 Common Units		—	—	—	0.0%
				15,630,470	5,270,744	338,459

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	7/26/2025	5,000,000	4,975,352	4,975,000	1.1%
				5,000,000	4,975,352	4,975,000

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/30/2019	13,277,500	13,277,500	13,246,962	2.9%
		Equity - 350 Common Units		—	700,000	273,808	0.1%
				13,277,500	13,977,500	13,520,770

CT Technologies Intermediate Holdings, Inc.(12)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	12/1/2022	7,500,000	7,500,000	7,500,000	1.6%
				7,500,000	7,500,000	7,500,000

DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 8.50% PIK, 1.50% LIBOR Floor)(14)	11/10/2019	4,005,143	4,005,143	4,005,143	0.9%
		Senior Secured First Lien Term Loan B (LIBOR + 11.00% PIK, 1.50% LIBOR Floor)(14)	11/10/2019	14,732,716	14,732,716	14,732,716	3.2%
		Senior Secured First Lien Term Loan C (LIBOR + 12.25% PIK, 1.50% LIBOR Floor)(10)(14)	11/10/2019	12,751,998	11,600,575	6,375,999	1.4%
		Senior Secured First Lien Term Loan D (LIBOR + 13.25% PIK, 1.50% LIBOR Floor)(10)(14)	11/10/2019	11,956,119	4,701,476	—	0.0%
		Equity - 1,230,769 Class A Units		—	1,230,769	—	0.0%
				43,445,976	36,270,679	25,113,858

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)(16)	10/1/2018	3,460,972	3,417,279	3,495,581	0.8%
		Preferred Equity (8.00% PIK)		3,571,500	3,571,500	3,571,500	0.8%
				7,032,472	6,988,779	7,067,081

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (13.50% PIK + LIBOR)(16)	6/6/2018	18,201,153	18,201,153	15,492,821	3.4%
				18,201,153	18,201,153	15,492,821

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Engineered Machinery Holdings, Inc.(7)	Capital Equipment	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(14)	7/18/2025	1,519,149	1,504,143	1,503,957	0.3%
		Senior Secured Second Lien Delayed Draw Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(14)(19)	7/18/2025	21,702	21,487	19,894	0.0%
				1,540,851	1,525,630	1,523,851

FKI Security Group, LLC(12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	3/30/2020	11,656,250	11,656,250	11,656,250	2.5%
				11,656,250	11,656,250	11,656,250

Footprint Acquisition, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash)(15)	2/27/2020	5,117,626	5,117,626	5,117,626	1.1%
		Preferred Equity (8.75% PIK)		6,124,188	6,124,188	5,427,255	1.2%
		Equity - 150 Common Units		—	—	—	0.0%
				11,241,814	11,241,814	10,544,881

Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.50% LIBOR Floor)(14)	9/26/2019	12,410,000	12,410,000	12,517,967	2.7%
				12,410,000	12,410,000	12,517,967

Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(13)	2/7/2023	10,000,000	10,000,000	10,094,000	2.2%
				10,000,000	10,000,000	10,094,000

Global Accessories Group, LLC(12)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	151,339	0.0%
				—	151,337	151,339

Harrison Gypsum, LLC(12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 1.50% LIBOR Floor)(13)	12/21/2018	52,137,471	52,137,471	50,667,194	11.0%
				52,137,471	52,137,471	50,667,194

Heligear Acquisition Co.(8)	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	20,478,000	4.4%
				20,000,000	20,000,000	20,478,000

Imagine! Print Solutions LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(14)	6/21/2023	3,000,000	2,956,403	2,955,000	0.6%
				3,000,000	2,956,403	2,955,000

Impact Sales, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)	12/30/2021	2,605,312	2,605,312	2,621,986	0.6%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)(18)	12/30/2021	119,711	119,711	125,307	0.0%
				2,725,023	2,725,023	2,747,293

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2022	14,812,500	14,812,500	14,812,500	3.2%
				14,812,500	14,812,500	14,812,500

JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 12.25% Cash)(15)	3/6/2019	20,100,000	20,100,000	20,071,860	4.4%
				20,100,000	20,100,000	20,071,860

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	2/15/2022	21,234,375	21,234,375	21,412,744	4.7%
				21,234,375	21,234,375	21,412,744

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(16)	2/19/2019	13,865,893	13,531,508	13,386,133	2.9%
		Warrants - 0.98% of Outstanding Equity(21)	2/19/2024	—	955,680	—	0.0%
				13,865,893	14,487,188	13,386,133

Merchant Cash and Capital, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 13.00% Cash, 3.00% LIBOR Floor)(13)	5/31/2017	4,915,635	4,915,635	4,915,635	1.1%
		Senior Secured Second Lien Term Loan (17.00% PIK)(10)	5/4/2017	15,519,966	15,167,277	7,759,983	1.7%
				20,435,601	20,082,912	12,675,618

Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(14)	9/29/2020	35,278,846	35,278,846	35,278,846	7.7%
				35,278,846	35,278,846	35,278,846

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)(14)	12/31/2018	21,127,331	21,127,331	21,127,331	4.6%
				21,127,331	21,127,331	21,127,331

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,755,233	21,755,233	18,992,318	4.1%
				21,755,233	21,755,233	18,992,318

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	8,459,113	8,034,525	8,503,947	1.8%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	2,808,500	2,808,500	2,823,385	0.6%
		Warrants - 1.56% of Outstanding Equity	1/9/2027	—	499,751	83,018	0.0%
				11,267,613	11,342,776	11,410,350

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(16)	7/8/2020	2,085,870	2,085,870	1,844,534	0.4%
		Equity - 479,283 Common Units(20)		—	129,406	38,343	0.0%
		Warrants - 2.8% of Outstanding Equity(21)	7/8/2020	—	52,757	21,103	0.0%
				2,085,870	2,268,033	1,903,980

Prince Mineral Holding Corp.(8)	Wholesale	Senior Secured First Lien Note (11.50% Cash)(21)	12/15/2019	6,800,000	6,767,560	7,066,560	1.5%
				6,800,000	6,767,560	7,066,560

Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(14)	11/1/2019	17,000,000	17,000,000	16,117,700	3.5%
				17,000,000	17,000,000	16,117,700

SavATree, LLC(7)	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)(18)	6/2/2022	1,330,000	1,330,000	1,330,000	0.3%
				1,330,000	1,330,000	1,330,000

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Sendero Drilling Company, LLC	Energy: Oil & Gas	Warrants - 5.52% of Outstanding Equity	3/18/2019	—	793,523	2,188,676	0.5%
				—	793,523	2,188,676

Seotowncenter, Inc.(12)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	9/11/2019	23,697,976	23,697,976	23,697,976	5.1%
		Equity - 3,249.697 Common Units		—	500,000	419,731	0.1%
				23,697,976	24,197,976	24,117,707

SFP Holding, Inc.(7)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(17)	9/1/2022	6,222,222	6,222,222	6,222,222	1.4%
		Equity - 1.42% Company Interest		—	600,000	600,000	0.1%
				6,222,222	6,822,222	6,822,222

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	7/31/2020	7,648,798	7,648,798	7,337,492	1.6%
				7,648,798	7,648,798	7,337,492

SMART Financial Operations, LLC(7)	Retail	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	11/22/2021	2,775,000	2,775,000	2,848,500	0.6%
		Equity - 700,000 Class A Preferred Units		—	700,000	735,000	0.2%
				2,775,000	3,475,000	3,583,500

SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)	2/17/2022	7,462,500	7,462,500	7,527,424	1.6%
				7,462,500	7,462,500	7,527,424

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.75% LIBOR Floor)(13)	8/19/2019	4,346,364	4,346,364	4,346,364	0.9%
		Equity - 263,814.43 Class A Units		—	263,814	205,775	0.0%
				4,346,364	4,610,178	4,552,139

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	8/18/2025	4,000,000	3,940,532	3,940,000	0.9%
				4,000,000	3,940,532	3,940,000

Taylored Freight Services, LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(14)	11/1/2017	14,895,052	14,895,052	14,895,052	3.2%
				14,895,052	14,895,052	14,895,052

Trans-Fast Remittance LLC(7)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)(17)	12/2/2021	3,567,857	3,567,857	3,661,282	0.8%
		Revolving Credit Facility (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	12/2/2021	1,875,000	1,875,000	1,875,000	0.4%
				5,442,857	5,442,857	5,536,282

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(9)	5/14/2021	1,958,668	1,109,768	1,091,958	0.2%
		Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(9)	5/13/2022	24,000,000	21,696,167	4,080,000	0.9%
				25,958,668	22,805,935	5,171,958

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Watermill-QMC Midco, Inc.	Automotive	Equity - Partnership Interest(23)		—	518,283	672,213	0.1%
				—	518,283	672,213

Wheels Up Partners LLC(12)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(14)	10/15/2021	14,676,659	14,676,659	14,676,659	3.2%
				14,676,659	14,676,659	14,676,659

Subtotal Non-Controlled/Non-Affiliated Investments				$640,893,679	$625,108,198	$575,495,698

Affiliated Investments:

AAR Intermediate Holdings, LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)	9/30/2021	$8,984,232	$8,984,232	$8,984,232	2.0%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(14)	9/30/2021	19,746,290	16,707,477	19,746,290	4.3%
		Revolving Credit Facility (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)(17)	9/30/2021	—	—	—	0.0%
		Equity - 21,562.16 Class A Units		—	—	—	0.0%
				28,730,522	25,691,709	28,730,522

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (5.00% Cash, 5.00% PIK)	7/22/2020	8,340,525	8,340,525	8,340,525	1.8%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		363,200	363,200	43,200	0.0%
		Equity - 16 Common Units		—	—	—	0.0%
				11,103,725	11,103,725	8,383,725

Brantley Transportation LLC(7)(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	11,355,575	9,000,000	7,719,520	1.7%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(13)	8/2/2017	668,105	668,105	668,105	0.1%
		Equity - 7.5 Common Units		—	—	—	0.0%
				12,023,680	9,668,105	8,387,625

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		30,552,190	30,552,190	30,552,190	6.6%
		Preferred Equity - A-1 Preferred (3.00% PIK)		3,953,700	3,953,700	3,953,700	0.9%
		Equity - 57,300 Class B Units		—	57,300	63,603	0.0%
				34,505,890	34,563,190	34,569,493

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.5%
		Equity - 33,300 Preferred Units		—	3,330,000	3,330,000	0.7%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$93,033,817	$91,026,729	$90,071,365

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Controlled Investments:(5)

Capstone Nutrition(12)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	$26,124,967	$20,803,397	$18,002,715	3.9%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	11,304,251	9,153,997	7,789,760	1.7%
		Equity - 4,664.6 Class B Units and 9,424.4 Class C Units		—	12	—	0.0%
		Equity - 2,932.3 Common Units		—	400,003	—	0.0%
				37,429,218	30,357,409	25,792,475

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	56,087,500	56,137,946	12.2%
				—	56,087,500	56,137,946

NVTN LLC(7)(22)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(13)	11/9/2020	3,505,990	3,505,990	3,505,990	0.8%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	10,604,502	10,604,502	10,604,502	2.3%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	6,518,046	6,518,046	6,518,046	1.4%
		Equity - 787.4 Class A Units		—	9,550,922	9,550,922	2.1%
				20,628,538	30,179,460	30,179,460

OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 13.00% PIK)(10)(16)	5/5/2019	25,470,636	22,880,599	24,500,205	5.3%
		Senior Secured First Lien Term Loan (8.00% PIK)	5/5/2019	1,409,669	1,409,669	1,409,669	0.3%
		Unsecured Debt (8.00% PIK)(10)	7/24/2025	26,666,961	22,727,575	—	0.0%
		Equity - 5,055.56 Common Units		—	872,698	—	0.0%
				53,547,266	47,890,541	25,909,874

URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(14)	5/2/2022	14,966,563	14,966,563	14,966,563	3.3%
		Preferred Equity (12.00% PIK)		5,500,000	5,500,000	5,500,000	1.2%
		Equity - 397,466 Common Units		—	12,936,879	12,937,518	2.8%
				20,466,563	33,403,442	33,404,081

Subtotal Controlled Investments				$132,071,585	$197,918,352	$171,423,836

Total Investments, September 30, 2017				$865,999,081	$914,053,279	$836,990,899	181.8%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest and is net of repayments.

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

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements
March 31, 2018
(unaudited)

Note 1. Organization

Medley Capital Corporation (the “Company,” “we” and “us”) is a non-diversified closed end management investment company incorporated in Delaware that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected, and intends to qualify annually, to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are externally managed and advised by MCC Advisors LLC (“MCC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), pursuant to an investment management agreement. MCC Advisors is a majority owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm, which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. We use the term “Medley” to refer collectively to the activities and operations of Medley Capital LLC, Medley LLC, Medley Management Inc., Medley Group LLC, MCC Advisors, associated investment funds and their respective affiliates.

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

The Company’s investment objective is to generate current income and capital appreciation by lending to privately-held middle market companies, primarily through directly originated transactions, to help these companies fund acquisitions, growth or refinancing. The portfolio generally consists of senior secured first lien term loans and senior secured second lien term loans. Occasionally, we will receive warrants or other equity participation features which we believe will have the potential to increase the total investment returns.

On January 26, 2018, the Company priced a debt offering in Israel of $121.1 million of its 5.05% Series A Notes (the “2024 Notes”). The 2024 Notes will mature on February 27, 2024 and the principal will be payable in four annual installments, of which 25% will be payable on each February 27 for the years 2021 through 2024. The 2024 Notes are listed on the Tel Aviv Stock Exchange (“TASE”) and denominated in New Israeli Shekels, but linked to the US Dollar at a fixed exchange rate which mitigates any currency exposure to the Company. The 2024 Notes have not been and will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements. In connection with this offering, we have dual listed our common stock on TASE.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended March 31, 2018, the Company earned approximately $2.5 million and $5.7 million in PIK interest, respectively. For the three and six months ended March 31, 2017, the Company earned approximately $4.0 million and $8.9 million in PIK interest, respectively.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. Fee income for the three and six months ended March 31, 2018 was approximately $0.5 million and $2.3 million, respectively (see Note 9). Fee income for the three and six months ended March 31, 2017 was approximately $1.5 million and $3.0 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the three and six months ended March 31, 2018, $22.2 million and $22.2 million, respectively, of our realized losses were related to certain non-cash restructuring transactions, which is recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. During the three and six months ended March 31, 2017, $0.0 million and $6.4 million, respectively, of our realized losses were related to certain non-cash restructuring transactions, which is recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At March 31, 2018, certain investments in 11 portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $82.5 million, or 11.0% of the fair value of our portfolio. At September 30, 2017, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $72.5 million, or 8.7% of the fair value of our portfolio.

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

The methodologies and information that the Company utilizes when applying the Market Approach for performing investments include, among other things:

•	valuations of comparable public companies (“Guideline Comparable Approach”);

•	recent sales of private and public comparable companies (“Guideline Comparable Approach”);

•	recent acquisition prices of the company, debt securities or equity securities (“Recent Arms-Length Transaction”);

•	external valuations of the portfolio company, offers from third parties to buy the company (“Estimated Sales Proceeds Approach”);

•	subsequent sales made by the company of its investments (“Expected Sales Proceeds Approach”); and

•	estimating the value to potential buyers.

The methodologies and information that the Company utilizes when applying the Income Approach for performing investments include:

•	discounting the forecasted cash flows of the portfolio company or securities (Discounted Cash Flow (“DCF”) Approach); and

•	Black-Scholes model or simulation models or a combination thereof (Income Approach - Option Model) with respect to the valuation of warrants.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), or ASU 2016-15, which intends to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements and distributions from certain equity method investments. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this guidance may impact the presentation of cash flows, but will not otherwise have a material impact on the Company's consolidated balance sheets or statements of operations.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (“ASU 2017-08”). The amendments in ASU 2017-08 require premiums on purchased callable debt securities to be amortized to the security’s earliest call date. Prior to this ASU, premiums and discounts on purchased callable debt securities were generally required to be amortized to the security’s maturity date. The amendments in ASU 2017-08 do not require any changes to treatment of securities held at a discount. ASU 2017-08 is effective on January 1, 2019, with early adoption permitted. Although the company is still evaluating the effect of ASU 2017-08, it does not expect the amendments to have a material impact on its consolidated financial statements.

Federal Income Taxes

The Company has elected, and intends to qualify annually, to be treated as a RIC under Subchapter M of the Code. In order to continue to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including PIK, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under Subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the calendar year ended December 31, 2017, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains. Accordingly, with respect to the calendar year ended December 31, 2017, an excise tax expense of $0.2 million was recorded.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of March 31, 2018 and September 30, 2017, the Company recorded a deferred tax liability of $0.6 million and $0.9 million, respectively, on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net gain/(loss) on investments in the Consolidated Statements of Operations. For the three and six months ended March 31, 2018, the change in provision for deferred taxes on the unrealized depreciation on investments was $0.2 million and $0.3 million, respectively. For the three and six months ended March 31, 2017, there was no change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21% , a move from a worldwide tax system to a territorial system, as well as other changes. The Company’s Taxable Subsidiaries provisional tax will be based on the new lower blended federal corporate tax rate of 24.25% for the fiscal year ended September 30, 2018.  The Taxable Subsidiaries' current interpretation of the Tax Act may change, possibly materially, as we complete our analysis and receive additional clarification and implementation guidance.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at March 31, 2018. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of March 31, 2018 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$560,228	64.3%	$471,099	63.1%
Senior Secured Second Lien Term Loans	90,196	10.4	79,372	10.6
Senior Secured First Lien Notes	20,000	2.3	20,292	2.7
Unsecured Debt	22,727	2.6	—	—
MCC Senior Loan Strategy JV I LLC	70,088	8.0	70,862	9.5
Equity/Warrants	107,890	12.4	105,190	14.1
Total	$871,129	100.0%	$746,815	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At March 31, 2018 and September 30, 2017, the total fair value of warrants was $2.6 million and $2.3 million, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the three and six months ended March 31, 2018, the Company acquired one and two warrant positions, respectively. During the three and six months ended March 31, 2017, the Company acquired no warrant positions and one warrant position, respectively.

Total unrealized depreciation related to warrants for the three and six months ended March 31, 2018 was $0.2 million and $0.5 million, respectively, and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. Total unrealized depreciation related to warrants for the three and six months ended March 31, 2017 was $0.1 million and $0.3 million, respectively, and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2018 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$148,019	19.8%
Construction & Building	136,867	18.3
Multisector Holdings	70,862	9.5
Energy: Oil & Gas	51,474	6.9
High Tech Industries	49,253	6.6
Healthcare & Pharmaceuticals	45,953	6.2
Hotel, Gaming & Leisure	45,700	6.1
Aerospace & Defense	37,637	5.0
Containers, Packaging & Glass	34,203	4.6
Banking, Finance, Insurance & Real Estate	21,506	2.9
Chemicals, Plastics & Rubber	21,261	2.8
Metals & Mining	15,396	2.1
Automotive	13,770	1.8
Capital Equipment	13,131	1.8
Beverage & Food	10,000	1.3
Consumer goods: Non-durable	8,131	1.1
Services: Consumer	7,863	1.1
Media: Broadcasting & Subscription	5,716	0.8
Retail	5,343	0.7
Media: Advertising, Printing & Publishing	2,850	0.4
Environmental Industries	1,880	0.2
Total	$746,815	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2017 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$142,912	17.1%
Construction & Building	130,633	15.6
Healthcare & Pharmaceuticals	67,301	8.0
Banking, Finance, Insurance & Real Estate	63,491	7.6
Hotel, Gaming & Leisure	63,012	7.5
Multisector Holdings	56,138	6.7
Energy: Oil & Gas	54,800	6.5
Aerospace & Defense	53,650	6.4
Automotive	38,434	4.6
Containers, Packaging & Glass	38,086	4.6
High Tech Industries	25,809	3.1
Metals & Mining	21,127	2.5
Chemicals, Plastics & Rubber	20,012	2.4
Beverage & Food	16,118	1.9
Capital Equipment	13,180	1.6
Media: Broadcasting & Subscription	8,384	1.0
Services: Consumer	7,967	1.0
Wholesale	7,067	0.8
Retail	3,584	0.4
Media: Advertising, Printing & Publishing	2,955	0.4
Environmental Industries	1,330	0.2
Consumer goods: Durable	850	0.1
Consumer goods: Non-durable	151	0.0
Total	$836,991	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at March 31, 2018 (dollars in thousands):

	Fair Value	Percentage
West	$171,228	22.9%
Northeast	145,024	19.4
Midwest	142,042	19.0
Southwest	122,001	16.3
Southeast	92,894	12.5
Mid-Atlantic	73,626	9.9
Total	$746,815	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2017 (dollars in thousands):

	Fair Value	Percentage
Midwest	$188,957	22.6%
Southwest	152,883	18.3
Northeast	152,662	18.2
Southeast	152,469	18.2
West	133,190	15.9
Mid-Atlantic	56,830	6.8
Total	$836,991	100.0%

Transactions With Affiliated/Controlled Companies

During the six months ended March 31, 2018 and 2017, the Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments were as follows (prior period table modified to conform to the current period presentation):

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2017	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2018	Income Earned

Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$8,984,232	$—	$—	$—	$—	$8,984,232	$295,637
	Senior Secured First Lien Term Loan B	19,746,290	1,251,359	—	(289,649)	—	20,708,000	1,273,390
	Revolving Credit Facility	—	1,437,477	—	—	—	1,437,477	21,227
	Equity	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	8,340,525	105,860	—	(2,570,259)	—	5,876,126	212,657
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	—	—	—	—	—	—
	Preferred Equity Series AAA	43,200	276,800	—	(480,000)	—	(160,000)	—
	Equity	—	—	—	—	—	—	—
Brantley Transportation LLC	Senior Secured First Lien Term Loan	7,719,520	—	—	(1,560,220)	—	6,159,300	—
	Senior Secured First Lien Delayed Draw Term Loan	668,105	—	—	—	—	668,105	21,731
	Equity	—	—	—	—	—	—	—
JFL-NGS Partners, LLC	Preferred Equity A-2	30,552,190	—	—	—	—	30,552,190	457,027
	Preferred Equity A-1	3,953,700	—	—	—	—	3,953,700	59,143
	Equity	63,603	—	—	4,254,525	—	4,318,128	—

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2017	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2018	Income Earned

JFL-WCS Partners, LLC	Preferred Equity Class A	—	1,166,292	—	—	—	1,166,292	12,829
	Equity	—	129,588	—	—	—	129,588	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	333,500
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$90,071,365	$4,367,376	$—	$(645,603)	$—	$93,793,138	$2,687,141

Controlled Investments
Capstone Nutrition	Senior Secured First Lien Term Loan	18,002,715	—	—	(5,844,817)	—	12,157,898	—
	Senior Secured First Lien Delayed Draw Term Loan	7,789,760	—	—	(2,529,048)	—	5,260,712	—
	Senior Secured First Lien Incremental Delayed Draw	—	2,079,229	—	—	—	2,079,229	59,422
	Equity - Class B and C Units	—	—	—	—	—	—	—
	Equity - Common Units	—	—	—	—	—	—	—
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	56,137,946	14,000,000	—	723,614	—	70,861,560	3,084,375
NVTN LLC	Senior Secured First Lien Term Loan	3,505,990	500,000	—	—	—	4,005,990	99,656
	Senior Secured First Lien Term Loan B	10,604,502	578,617	—	—	—	11,183,119	591,168
	Senior Secured First Lien Term Loan C	6,518,046	450,383	—	—	—	6,968,429	460,614
	Equity	9,550,922	—	—	—	—	9,550,922	—
OmniVere LLC	Senior Secured First Lien Term Loan	24,500,205	—	—	(10,808,466)	—	13,691,739	—
	Senior Secured First Lien Term Loan	1,409,669	1,732,203	—	—	—	3,141,872	82,858
	Unsecured Debt	—	—	—	—	—	—	—
	Equity	—	—	—	—	—	—	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	14,966,563	—	—	—	—	14,966,563	756,643
	Preferred Equity	5,500,000	350,795	—	—	—	5,850,795	339,591
	Equity	12,937,518	—	—	—	—	12,937,518	—
Total Controlled Investments		$171,423,836	$19,691,227	$—	$(18,458,717)	$—	$172,656,346	$5,474,327

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2016	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2017	Income Earned

Affiliated Investments
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	$—	$201,427	$7,832,358	$96,735	$—	$8,130,520	$402,458
	Preferred Equity Series A	—	—	—	—	—	—	—

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2016	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2017	Income Earned

	Preferred Equity Series AA	—	184,000	—	(184,000)	—	—	—
	Equity	—	—	—	—	—	—	—
Brantley Transportation LLC	Senior Secured First Lien Term Loan	—	(27,057)	5,351,092	1,095,812	—	6,419,847	(5,657)
	Senior Secured First Lien Delayed Draw Term Loan	—	75,000	637,500	—	—	712,500	—
	Equity	—	—	—	—	—	—	—
Dream Finders Homes, LLC	Senior Secured First Lien Term Loan	—	(2,105,410)	7,071,897	49,047	—	5,015,534	501,624
	Equity	—	—	1,619,379	926,398	—	2,545,777	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	333,500
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$10,000,000	$(1,672,040)	$22,512,226	$1,983,992	$—	$32,824,178	$1,231,925

Controlled Investments
AAR Intermediate Holdings, LLC	Senior Secured First Lien Term Loan A	$8,984,232	$—	$—	$—	$—	$8,984,232	$272,522
	Senior Secured First Lien Term Loan B	14,889,405	1,099,664	—	2,056,480	—	18,045,549	1,099,877
	Revolving Credit Facility	—	718,739	—	—	—	718,739	17,488
	Equity	—	—	—	—	—	—	—
Capstone Nutrition	Senior Secured First Lien Term Loan	14,615,564	—	—	1,020,494	—	15,636,058	—
	Senior Secured First Lien Delayed Draw Term Loan	6,324,142	—	—	441,567	—	6,765,709	—
	Equity - Class B and C Units	—	—	—	—	—	—	—
	Equity - Common Units	—	—	—	—	—	—	—
Lydell Jewelry Design Studio, LLC	Senior Secured First Lien Term Loan	5,707,522	—	—	218,629	—	5,926,151	—
	Senior Secured First Lien Delayed Draw Term Loan	1,500,000	1,100,000	—	—	—	2,600,000	71,049
	Equity	—	—	—	—	—	—	—
	Equity	—	—	—	—	—	—	—
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	31,252,416	11,112,500	—	2,205,584	—	44,570,500	1,050,000
NVTN LLC	Senior Secured First Lien Term Loan	—	750,000	2,755,990	—	—	3,505,990	59,787
	Senior Secured First Lien Term Loan B	—	346,931	9,941,281	—	—	10,288,212	408,931

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2016	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2017	Income Earned

	Senior Secured First Lien Term Loan C	—	264,285	5,950,478	—	—	6,214,763	311,297
	Equity	—	—	9,550,922	—	—	9,550,922	—
OmniVere LLC	Senior Secured First Lien Term Loan	22,360,258	553,494	—	(940,134)	—	21,973,618	828,406
	Senior Secured First Lien Term Loan	—	528,265	—	—	—	528,265	1,172
	Unsecured Debt	11,336,861	1,972,687	—	(13,309,548)	—	—	—
	Equity	—	—	—	—	—	—	—
United Road Towing, Inc	Senior Secured Second Lien Term Loan	18,725,607	801,236	—	—	—	19,526,843	669,059
	Preferred Equity Class C	1,186,268	9,815	—	(9,815)	—	1,186,268	—
	Preferred Equity Class C-1	—	—	—	—	—	—	—
	Preferred Equity Class A-2	—	2,420	—	(2,420)	—	—	—
	Equity	—	—	—	—	—	—	—
Total Controlled Investments		$136,882,275	$19,260,036	$28,198,671	$(8,319,163)	$—	$176,021,819	$4,789,588

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

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the six months ended March 31, 2018 and 2017. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the six months ended March 31, 2018 and 2017.

Loan Participation Sales

The Company may sell portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At March 31, 2018, there were seven participation agreements outstanding with an aggregate fair value of $105.6 million. At September 30, 2017, there were eight participation agreements outstanding with an aggregate fair value of $124.5 million. The transfer of the participated portion of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. In each case, the Company’s loan participation agreements satisfy the following conditions:

•	transferred investments have been isolated from the Company, and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy or other receivership,

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

During the three and six months ended March 31, 2018, the Company collected interest and principal payments on behalf of the participant in aggregate amounts of $2.3 million and $4.2 million, respectively. During the three and six months ended March 31, 2017, the Company collected interest and principal payments on behalf of the participant in aggregate amounts of $1.6 million and $7.5 million, respectively. Under the terms of the participation agreements, the Company will collect and remit periodic payments to the participant equal to the participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

As of March 31, 2018, MCC JV had total capital commitments of $100.0 million, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $80.1 million was funded as of March 31, 2018 relating to these commitments, of which $70.1 million was from the Company. As of March 31, 2018, MCC JV’s board of managers had approved advances of capital of up to $2.9 million of the remaining capital commitments, of which $2.5 million is from the Company.

On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG (“CS”) with commitments of $100 million subject to leverage and borrowing base restrictions. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. The JV Facility bears interest at a rate of LIBOR (with no minimum) + 2.50% per annum. The JV Facility reinvestment period ends on March 30, 2019 and the stated maturity date is March 30, 2022. As of March 31, 2018 and September 30, 2017, there was approximately $160.8 million and $130.5 million outstanding under the JV Facility, respectively.

At March 31, 2018 and September 30, 2017, MCC JV had total investments at fair value of $234.2 million and $184.2 million, respectively. As of March 31, 2018 and September 30, 2017, MCC JV’s portfolio was comprised of senior secured first lien term loans to 55 and 46 borrowers, respectively. As of March 31, 2018 and September 30, 2017, certain investments in one portfolio company held by MCC JV were on non-accrual status.

Below is a summary of MCC JV’s portfolio, excluding equity investments, followed by a listing of the individual investments in MCC JV’s portfolio as of March 31, 2018 and September 30, 2017:

	March 31, 2018	September 30, 2017
Senior secured loans(1)	$237,310,464	$187,473,188
Weighted average current interest rate on senior secured loans(2)	7.13%	6.69%
Number of borrowers in MCC JV	55	46
Largest loan to a single borrower(1)	$11,231,357	$11,346,929
Total of five largest loans to borrowers(1)	$48,963,681	$44,015,117

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at par.

MCC JV Loan Portfolio as of March 31, 2018
(unaudited)

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

4 Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	$11,231,357	$11,231,357	$11,231,357	13.9%
				11,231,357	11,231,357	11,231,357

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	3/3/2022	5,725,064	5,701,075	5,725,064	7.1%
				5,725,064	5,701,075	5,725,064

Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	11/22/2023	2,957,638	2,950,755	2,987,214	3.7%
				2,957,638	2,950,755	2,987,214

Apco Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/31/2022	3,414,122	3,348,492	3,414,122	4.2%
				3,414,122	3,348,492	3,414,122

API Technologies Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	4/22/2022	2,913,750	2,874,071	2,913,750	3.6%
				2,913,750	2,874,071	2,913,750

Associated Asphalt Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/5/2024	991,786	987,513	942,593	1.2%
				991,786	987,513	942,593

Avantor, Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	11/21/2024	6,558,563	6,467,150	6,624,148	8.2%
				6,558,563	6,467,150	6,624,148

Barracuda Networks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.25%, 1.00% LIBOR Floor)(1)	2/12/2025	1,000,000	997,545	1,003,000	1.2%
				1,000,000	997,545	1,003,000

Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	4/12/2023	2,375,000	2,369,574	2,397,563	3.0%
				2,375,000	2,369,574	2,397,563

Canyon Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 3.25%, 1.00% LIBOR Floor)(1)	6/16/2023	995,000	992,781	1,002,662	1.2%
				995,000	992,781	1,002,662

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,431,250	5,387,286	5,431,250	6.7%
				5,431,250	5,387,286	5,431,250

CD&R TZ Purchaser, Inc	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,447,500	3,408,015	3,447,500	4.3%
				3,447,500	3,408,015	3,447,500

Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	10/4/2024	8,864,962	8,842,341	8,929,676	11.0%
				8,864,962	8,842,341	8,929,676

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan B (ABR + 5.50% PIK, 4.75% ABR Floor)(1)(3)	4/1/2019	230,541	213,451	41,290	0.1%
		Senior Secured First Lien Term Loan C (ABR + 8.50% PIK, 4.75% ABR Floor)(1)(3)	4/1/2019	1,708,882	717,016	—	0.0%
		Senior Secured First Lien Term Loan D (ABR + 7.00% PIK, 4.75% ABR Floor)(1)(3)	4/1/2019	1,038,290	—	—	0.0%
		Common Stock (41 units)	4/1/2019	—	—	—	0.0%
				2,977,713	930,467	41,290

CSP Technologies North America, LLC	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	1/31/2022	2,467,968	2,467,968	2,467,968	3.1%
				2,467,968	2,467,968	2,467,968

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	4,196,630	4,086,846	4,175,647	5.2%
				4,196,630	4,086,846	4,175,647

DigiCert, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	10/31/2024	4,500,000	4,479,250	4,545,000	5.6%
				4,500,000	4,479,250	4,545,000

Elite Comfort Solutions, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	1/15/2021	5,734,863	5,734,863	5,734,863	7.1%
				5,734,863	5,734,863	5,734,863

Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	12/22/2023	3,465,000	3,436,439	3,465,000	4.3%
				3,465,000	3,436,439	3,465,000

FeeCo Holdings LP	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	2/28/2025	750,000	746,252	746,250	0.9%
				750,000	746,252	746,250

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,954,198	2,944,235	2,893,637	3.6%
				2,954,198	2,944,235	2,893,637

Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/23/2024	4,975,000	4,956,995	4,956,593	6.1%
				4,975,000	4,956,995	4,956,593

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/20/2023	10,972,362	10,972,362	10,972,362	13.6%
				10,972,362	10,972,362	10,972,362

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/30/2022	1,842,188	1,821,833	1,842,188	2.3%
				1,842,188	1,821,833	1,842,188

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	3/18/2024	3,094,645	3,081,407	3,094,645	3.8%
				3,094,645	3,081,407	3,094,645

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	7,920,000	7,852,520	7,582,608	9.4%
				7,920,000	7,852,520	7,582,608

Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,950,000	4,908,377	4,888,620	6.0%
				4,950,000	4,908,377	4,888,620

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	6,257,026	6,154,146	6,288,312	7.8%
				6,257,026	6,154,146	6,288,312

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	6,418,750	6,307,157	6,434,797	7.9%
				6,418,750	6,307,157	6,434,797

LegalZoom.com, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/21/2024	1,995,000	1,976,001	1,975,050	2.4%
				1,995,000	1,976,001	1,975,050

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	4,750,000	4,707,938	4,821,250	6.0%
				4,750,000	4,707,938	4,821,250

Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	3,075,625	3,075,625	3,075,625	3.8%
				3,075,625	3,075,625	3,075,625

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	7/14/2022	4,580,457	4,571,283	4,580,457	5.7%
				4,580,457	4,571,283	4,580,457

Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	4,962,500	4,940,872	4,964,485	6.1%
				4,962,500	4,940,872	4,964,485

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/22/2022	4,936,709	4,936,709	4,936,709	6.1%
				4,936,709	4,936,709	4,936,709

Ping Identity Corporation	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	1/24/2025	1,225,000	1,219,019	1,218,875	1.5%
				1,225,000	1,219,019	1,218,875

PS Holdco, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	3/13/2025	1,975,000	1,965,162	1,965,125	2.4%
				1,975,000	1,965,162	1,965,125

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	11/30/2021	4,937,688	4,937,688	4,937,688	6.1%
				4,937,688	4,937,688	4,937,688

Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.75%, 1.00% LIBOR Floor)(1)	4/29/2022	1,132,066	1,116,591	1,154,708	1.4%

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

				1,132,066	1,116,591	1,154,708

Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	5/25/2023	6,993,612	6,952,545	6,971,932	8.6%
				6,993,612	6,952,545	6,971,932

Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)(1)	2/3/2025	3,475,000	3,466,496	3,477,780	4.3%
				3,475,000	3,466,496	3,477,780

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	2/28/2022	2,815,179	2,770,720	2,817,994	3.5%
				2,815,179	2,770,720	2,817,994

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/31/2022	4,320,300	4,281,605	4,358,319	5.4%
				4,320,300	4,281,605	4,358,319

Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	9,975,000	9,927,393	9,925,125	12.3%
				9,975,000	9,927,393	9,925,125

Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	11/11/2024	3,740,625	3,722,883	3,754,839	4.6%
				3,740,625	3,722,883	3,754,839

Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/16/2024	4,975,000	4,929,219	4,975,000	6.1%
				4,975,000	4,929,219	4,975,000

Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/9/2023	5,000,000	4,950,228	5,050,000	6.2%
				5,000,000	4,950,228	5,050,000

The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/28/2021	4,949,109	4,949,109	4,949,109	6.1%
				4,949,109	4,949,109	4,949,109

ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	10/11/2024	4,000,000	3,990,772	3,990,000	4.9%
				4,000,000	3,990,772	3,990,000

Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	1/31/2025	2,475,000	2,462,892	2,462,625	3.0%
				2,475,000	2,462,892	2,462,625

United Road Services, Inc	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	9/1/2024	3,940,000	3,921,499	3,979,400	4.9%
				3,940,000	3,921,499	3,979,400

VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/1/2023	2,947,500	2,925,356	2,997,018	3.7%
				2,947,500	2,925,356	2,997,018

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Wheels Up Partners LLC	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 8.55%, 1.00% LIBOR Floor)(1)	10/15/2020	4,816,509	4,682,245	4,732,220	5.8%
				4,816,509	4,682,245	4,732,220

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	2/12/2024	7,000,000	7,000,000	7,000,000	8.6%
				7,000,000	7,000,000	7,000,000

Z-Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,935,250	2,935,250	2,935,250	3.6%
				2,935,250	2,935,250	2,935,250

Total Investments, March 31, 2018				$237,310,464	$233,754,172	$234,186,262	289.2%

(1)	Represents the weighted average annual current interest rate as of March 31, 2018. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	This investment was on non-accrual status as of March 31, 2018.

(4)	Percentage is based on MCC JV's net assets of $80,984,640 as of March 31, 2018.

MCC JV Loan Portfolio as of September 30, 2017

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	11,346,929	11,346,929	11,346,929	17.7%
				11,346,929	11,346,929	11,346,929

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	10/1/2021	5,006,781	4,978,815	4,981,747	7.8%
				5,006,781	4,978,815	4,981,747

Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	11/22/2023	497,500	496,327	502,475	0.8%
				497,500	496,327	502,475

Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/4/2023	1,811,579	1,796,231	1,781,688	2.8%
				1,811,579	1,796,231	1,781,688

Apco Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/31/2022	3,508,277	3,432,083	3,508,277	5.5%
				3,508,277	3,432,083	3,508,277

API Technologies Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	4/22/2022	2,951,250	2,906,128	2,951,250	4.6%
				2,951,250	2,906,128	2,951,250

Associated Asphalt Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/5/2024	997,500	992,848	992,513	1.5%
				997,500	992,848	992,513

Avantor Performance Materials Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	3/11/2024	2,985,000	2,978,117	2,985,000	4.7%
				2,985,000	2,978,117	2,985,000

Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/12/2023	2,962,500	2,918,684	2,962,500	4.6%
		Senior Secured First Lien Term Loan (ABR + 4.00%, 4.25% ABR Floor)(1)	4/12/2023	7,500	7,389	7,500	0.0%
				2,970,000	2,926,073	2,970,000

Canyon Valor Companies, Inc. (fka GTCR Valor Companies, Inc.)	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	6/16/2023	2,475,000	2,468,952	2,499,750	3.9%
				2,475,000	2,468,952	2,499,750

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,458,750	5,410,676	5,450,016	8.5%
				5,458,750	5,410,676	5,450,016

CD&R TZ Purchaser, Inc	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,465,000	3,421,596	3,456,338	5.4%
				3,465,000	3,421,596	3,456,338

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan B (ABR + 5.50% PIK, 4.25% ABR Floor)(1)(3)	4/1/2019	219,589	213,451	59,728	0.1%
		Senior Secured First Lien Term Loan C (ABR + 8.50% PIK, 4.25% ABR Floor)(1)(3)	4/1/2019	1,603,881	717,016	—	0.0%
		Preferred Facility (ABR + 7.00% PIK, 3.75% ABR Floor)(1)(3)	4/1/2019	934,849	—	—	0.0%
		Revolving Credit Facility (ABR + 3.50% Cash, 4.25% ABR Floor)(1)	4/1/2019	—	—	—	0.0%
		Common Stock		41	—	—	0.0%
				2,758,360	930,467	59,728

CSP Technologies North America, LLC	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	1/31/2022	2,480,781	2,480,781	2,480,781	3.9%
				2,480,781	2,480,781	2,480,781

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	5,218,206	5,063,171	5,218,206	8.1%
				5,218,206	5,063,171	5,218,206

Elite Comfort Solutions, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	1/15/2021	5,810,616	5,810,616	5,810,616	9.1%
				5,810,616	5,810,616	5,810,616

Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/22/2023	3,482,500	3,451,297	3,517,325	5.5%
				3,482,500	3,451,297	3,517,325

Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	5/2/2023	979,038	976,115	982,758	1.5%
				979,038	976,115	982,758

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,969,466	2,957,674	2,908,592	4.5%
				2,969,466	2,957,674	2,908,592

Global Eagle Entertainment Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)	1/6/2023	4,147,500	4,079,692	4,116,394	6.4%
				4,147,500	4,079,692	4,116,394

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/20/2023	6,708,188	6,708,188	6,708,188	10.5%
				6,708,188	6,708,188	6,708,188

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/30/2022	1,851,563	1,828,706	1,773,982	2.8%
				1,851,563	1,828,706	1,773,982

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	3/18/2024	3,110,895	3,096,476	3,110,895	4.8%
				3,110,895	3,096,476	3,110,895

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	7,960,000	7,884,180	7,880,400	12.3%
				7,960,000	7,884,180	7,880,400

Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,975,000	4,928,990	4,925,250	7.7%
				4,975,000	4,928,990	4,925,250

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	8,000,000	7,857,692	8,000,000	12.5%
				8,000,000	7,857,692	8,000,000

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	6,500,000	6,377,734	6,516,250	10.3%
				6,500,000	6,377,734	6,516,250

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	5,000,000	4,950,691	4,950,000	7.7%
				5,000,000	4,950,691	4,950,000

Lighthouse Network, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	10/13/2023	4,466,250	4,427,648	4,466,250	7.1%
				4,466,250	4,427,648	4,466,250

MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	12/15/2022	5,163,678	5,128,257	5,163,678	8.0%
				5,163,678	5,128,257	5,163,678

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	7/14/2022	2,932,340	2,932,340	2,932,340	4.6%
				2,932,340	2,932,340	2,932,340

Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	4,987,500	4,963,982	4,962,563	7.7%
				4,987,500	4,963,982	4,962,563

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/22/2022	4,962,025	4,962,025	4,962,025	7.7%
				4,962,025	4,962,025	4,962,025

Pomeroy Group LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	11/30/2021	2,343,582	2,288,650	2,329,989	3.6%
		Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	11/30/2021	419,501	409,668	417,068	0.7%
				2,763,083	2,698,318	2,747,057

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	11/30/2021	4,962,500	4,921,159	4,996,741	7.8%
				4,962,500	4,921,159	4,996,741

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.75%, 1.00% LIBOR Floor)(1)	4/29/2022	1,176,137	1,158,096	1,191,191	1.9%
				1,176,137	1,158,096	1,191,191

Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	5/25/2023	4,987,500	4,940,019	4,937,625	7.7%
				4,987,500	4,940,019	4,937,625

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	2/28/2022	2,948,214	2,895,729	2,935,832	4.6%
				2,948,214	2,895,729	2,935,832

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/31/2022	2,778,498	2,737,893	2,806,283	4.4%
				2,778,498	2,737,893	2,806,283

Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/16/2024	5,000,000	4,950,395	4,950,000	7.7%
				5,000,000	4,950,395	4,950,000

Sundial Group Holdings LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/15/2024	10,000,000	9,852,004	9,850,000	15.4%
				10,000,000	9,852,004	9,850,000

Survey Sampling International, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/16/2020	2,954,530	2,934,263	2,954,530	4.6%
				2,954,530	2,934,263	2,954,530

TouchTunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/28/2021	4,974,555	4,974,555	5,005,894	7.8%
				4,974,555	4,974,555	5,005,894

TrialCard Incorporated	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	10/26/2021	3,300,075	3,273,215	3,300,075	5.1%
				3,300,075	3,273,215	3,300,075

VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/1/2023	2,962,500	2,938,097	2,958,353	4.6%
				2,962,500	2,938,097	2,958,353

VIP Cinema Holdings, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	3/1/2023	728,165	724,860	735,446	1.1%
				728,165	724,860	735,446

Total Investments, September 30, 2017				$187,473,229	$183,950,100	$184,241,231	287.6%

(1)	Represents the weighted average annual current interest rate as of September 30, 2017. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	This investment was on non-accrual status as of September 30, 2017.

(4)	Percentage is based on MCC JV's net assets of $64,157,655 as of September 30, 2017.

Below is certain summarized financial Information for MCC JV as of March 31, 2018 and September 30, 2017, and for the three and six months ended March 31, 2018 and 2017:

	March 31, 2018	September 30, 2017
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: of $233,754,172 and $183,950,100, respectively)	$234,186,262	$184,241,231
Cash	6,331,910	8,908,117
Other assets	811,896	597,831
Total assets	$241,330,068	$193,747,179

Line of credit (net of debt issuance costs of $1,625,499 and $1,789,953, respectively)	$159,154,501	$128,690,047
Other liabilities	551,225	440,959
Interest payable	639,702	458,518
Total liabilities	160,345,428	129,589,524
Members' capital	80,984,640	64,157,655
Total liabilities and members' capital	$241,330,068	$193,747,179

	For the three months ended March 31		For the six months ended March 31
	2018	2017	2018	2017
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total revenues	$3,917,128	$2,325,043	$7,599,131	$4,327,399
Total expenses	(2,069,228)	(1,013,655)	(4,000,610)	(1,990,369)
Net unrealized appreciation/(depreciation)	99,810	(121,011)	46,339	428,443
Net realized gain/(loss)	179,544	299,796	612,508	405,688
Net income/(loss)	$2,127,254	$1,490,173	$4,257,368	$3,171,161

Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated Control Investments, if any, are considered “significant subsidiaries.” In evaluating these investments, there are three tests utilized to determine if any Controlled Investments are considered significant subsidiaries: the investment test, the asset test and the income test. Rule 3-09 of Regulation S-X requires the Company to include separate audited financial statements of any unconsolidated majority-owned subsidiary (Control Investments in which the Company owns greater than 50% of the voting securities) in an annual report if any of the three tests exceed 20% of the Company's total investments at fair value, total assets, or total income, respectively. Rule 4-08(g) of Regulation S-X requires summarized financial information of Control Investments in an annual report if any of the three tests exceeds 10%, and summarized financial information in a quarterly report if any of the three tests exceeds 20% pursuant to Rule 10-01(b)(1) of Regulation S-X.

As of March 31, 2018, the Company had no single Control Investment that represented greater than 20% of its total Investment Portfolio at fair value and no single investment whose total assets represented greater than 20% of its total assets. After performing the income test for the six months ended March 31, 2018, the Company determined that no single Control Investment's income individually generated more than 20% of the Company's total income.

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
The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of March 31, 2018 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$471,099	$471,099
Senior Secured Second Lien Term Loans	—	—	79,372	79,372
Senior Secured First Lien Notes	—	—	20,292	20,292
Unsecured Debt	—	—	—	—
Equity/Warrants	29	18	105,143	105,190
Total	$29	$18	$675,906	$675,953
MCC Senior Loan Strategy JV I LLC(1)				$70,862
Total Investments, at fair value				$746,815

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended March 31, 2018 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2017	$537,163	$135,826	$20,478	$—	$80,260	$773,727
Purchases and other adjustments to cost	3,526	10,524	6	—	2,652	16,708
Originations	60,509	—	—	—	18,114	78,623
Sales	(15,061)	(17,714)	(7,013)	—	—	(39,788)
Settlements	(47,139)	(41,861)	—	—	—	(89,000)
Net realized gains/(losses) from investments	(1,068)	(22,639)	239	—	—	(23,468)
Net transfers in and/or out of Level 3	—	—	7,067	—	—	7,067
Net unrealized gains/(losses)	(66,831)	15,236	(485)	—	4,117	(47,963)
Balance as of March 31, 2018	$471,099	$79,372	$20,292	$—	$105,143	$675,906

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

Net change in unrealized loss included in earnings related to investments still held as of March 31, 2018 and 2017 was approximately $65.6 million and $24.7 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended March 31, 2018, one of our senior secured first lien notes with a fair value of $7.0 million transferred from Level 2 to Level 3 because of the decrease in availability of the transaction data or the inputs to the valuation. During the six months ended March 31, 2017, none of our investments transferred in or out of Level 3.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of March 31, 2018 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$275,009	Income Approach (DCF)	Market Yield	6.96% - 15.22% (10.70%)
Senior Secured First Lien Term Loans	2,074	Enterprise Value Analysis	Expected Proceeds	$0.0M - $1.8M ($1.6M)
Senior Secured First Lien Term Loans	146,250	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)/ Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Discount rate Expected Proceeds	0.60x - 1.35x (0.92x) 5.00x - 6.25x (5.75x) 10.00% - 22.00% (17.40%) $0.5M - $17.2M ($6.4M)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	47,766	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Senior Secured First Lien Notes	20,292	Income Approach (DCF)	Market yield	9.47%
Senior Secured Second Lien Term Loan	48,519	Income Approach (DCF)	Market yield	10.06% - 16.86% (13.05%)
Senior Secured Second Lien Term Loans	19,190	Market Approach (Guideline Comparable)/Income Approach (DCF)/Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate Expected Proceeds	0.70x - 0.70x (0.70x) 7.25x - 7.25x (7.25x) 17.50% - 17.50% (17.50%) $4.2M - $4.2M ($4.2M)
Senior Secured Second Lien Term Loan	11,663	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Unsecured Debt	—	Market Approach (Guideline Comparable)/Income Approach (DCF)/Enterprise Value Analysis	Revenue Multiple(1) Discount Rate Expected Proceeds	1.10x - 1.30x (1.20x) 18.75% - 20.75% (19.75%) $0.0M - $1.0M ($0.5M)
Equity	6,397	Income Approach (DCF)	Market yield	8.75%
Equity	78,888	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)/Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Discount rate Expected Proceeds	0.60x - 1.35x (0.68x) 5.00x - 10.25x (8.70x) 10.00% - 19.75% (15.81%) $0.5M - $17.2M ($5.0M)
Equity	—	Enterprise Value Analysis	Expected Proceeds	$0.0M - $0.0M ($0.0M)
Equity	19,858	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Total	$675,906

The following table has been modified to conform to the current period presentation, and presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2017 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$288,134	Income Approach (DCF)	Market yield	8.63% - 14.74% (11.15%)
Senior Secured First Lien Term Loans	5,254	Enterprise Value Analysis	Expected Proceeds	$0.0M - $4.9M ($4.6M)
Senior Secured First Lien Term Loans	184,059	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	Revenue Multiple(1) EBITDA Multiple(1) Discount rate	0.60x - 3.00x (1.42x) 5.50x - 8.00x (6.77x) 10.00% - 22.00% (17.79%)
Senior Secured First Lien Term Loans	59,716	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Senior Secured First Lien Notes	20,478	Income Approach (DCF)	Market yield	8.85% - 8.85% (8.85%)
Senior Secured Second Lien Term Loan	88,126	Income Approach (DCF)	Market yield	9.92% - 16.16% (12.22%)
Senior Secured Second Lien Term Loans	7,760	Enterprise Value Analysis	Expected Proceeds	$0.0M - $15.5M ($7.8M)
Senior Secured Second Lien Term Loan	20,894	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Senior Secured Second Lien Term Loan	19,046	Market Approach (Guideline Comparable)/Income Approach (DCF)	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate	0.55x - 0.70x (0.67x) 7.00x - 9.13x (8.06x) 17.50% - 18.00% (17.61%)
Unsecured Debt	—	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	Revenue Multiple(1) Discount rate	1.00x -1.40x (1.20x) 17.50% - 23.50% (20.50%)
Equity	38,893	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Equity	41,367	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	Revenue Multiple(1) EBITDA Multiple(1) Discount rate Expected Proceeds	0.70x - 3.00x (0.74x) 5.00x - 8.63x (7.10x) 10.00% - 20.50% (16.42%) $1.9M - $8.0M ($5.0M)
Equity	—	Enterprise Value Analysis	Expected Proceeds	$0.0M
Total	$773,727

(1)	Represents inputs used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

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

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks over specified time frames. The Earnout and AMI were initially recorded an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration will be remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of March 31, 2018, there was no change in fair value of the contingent consideration.

Note 5. Borrowings

As a BDC, we are generally only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

Recent legislation, however, modifies the required minimum asset coverage ratio from 200% to 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after the one-year anniversary of such approval.

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

The Company’s outstanding debt excluding debt issuance costs as of March 31, 2018 and September 30, 2017 was as follows (dollars in thousands):

	March 31, 2018				September 30, 2017
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
Revolving Credit Facility	$150,000	$12,000	$12,000	$12,000	$200,000	$68,000	$68,000	$68,000
Term Loan Facility	—	—	—	—	102,000	102,000	102,000	102,000
2019 Notes	—	—	—	—	—	—	—	—
2021 Notes	74,013	74,013	74,013	75,919	74,013	74,013	74,013	77,121
2023 Notes	89,847	89,847	89,847	90,242	102,847	102,847	102,847	103,464
2024 Notes	121,276	121,276	121,276	116,104	N/A	N/A	N/A	N/A
SBA Debentures	150,000	150,000	150,000	150,000	150,000	150,000	150,000	150,000
Total	$585,136	$447,136	$447,136	$444,265	$628,860	$496,860	$496,860	$500,585

Credit Facility

Term Loan Facility

The Company had a Senior Secured Term Loan Credit Agreement, as amended (the ‘‘Term Loan Facility’’) which was scheduled to mature on July 28, 2020.

On September 1, 2017, the Company reduced the Term Loan Facility commitment to $102.0 million from $174.0 million. The reduction was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to a realized loss of $0.6 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

On January 31, 2018, the Company voluntarily prepaid the remaining $102.0 million outstanding on the Term Loan Facility. The payment was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to a realized loss of $0.9 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

Revolving Credit Facility

The Company has a Senior Secured Revolving Credit Agreement, as amended (the ‘‘Revolving Credit Facility’’ and collectively with the Term Loan Facility, the ‘‘Facilities’’) with ING Capital LLC, as Administrative Agent, in order to borrow funds to make additional investments.

The pricing on the Revolving Credit Facility, is LIBOR (with no minimum) plus 2.75%. and will decrease by an additional 25 basis points upon receiving an investment grade rating from Standard & Poor’s. The Revolving Credit Facility’s revolving period ends July 28, 2019, followed by a one year amortization period and a final maturity on July 28, 2020.

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

On February 12, 2018, the Company elected to reduce the total commitment of the Revolving Credit Facility to $150.0 million from $200.0 million. The reduction was accounted for as a debt modification to a line-of credit or revolving-debt arrangement in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to an acceleration of debt issuance costs in the amount of $0.4 million and recorded on the Consolidated Statements of Operations as a component of interest and financing expenses.

Borrowings under the Revolving Credit Facility are subject to, among other things, a minimum borrowing/collateral base, and substantially all of the Company’s assets are pledged as collateral. In addition, the Revolving Credit Facility requires the Company to, among other things (i) make representations and warranties regarding the collateral as well the Company’s business and operations, (ii) agree to certain indemnification obligations and (iii) agree to comply with various affirmative and negative covenants. The documentation for Revolving Credit Facility also includes default provisions such as the failure to make timely payments, the occurrence of a change in control and the failure by the Company to materially perform under the operative agreements governing the Revolving Credit Facility, which, if not complied with, could accelerate repayment, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations.

At March 31, 2018, the carrying amount of our borrowings under the Revolving Credit Facility approximated its fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2018 and September 30, 2017, the valuation of the Facilities would be deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Facilities are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Facilities. As of March 31, 2018 and September 30, 2017, debt issuance costs related to the Facilities were as follows (dollars in thousands):

	March 31, 2018		September 30, 2017
	Revolving Facility	Term Facility	Revolving Facility	Term Facility
Total Debt Issuance Costs	$8,747	$4,491	$8,546	$4,490
Amortized Debt Issuance Costs	7,458	4,491	6,769	3,444
Unamortized Debt Issuance Costs	$1,289	$—	$1,777	$1,046

The following table shows the components of interest expense, commitment fees related to the Facilities, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities for the three and six months ended March 31, 2018 and 2017 (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2018	2017	2018	2017
Revolving Facility interest	$304	$159	$714	$180
Revolving Facility commitment fee	364	633	774	1,505
Term Facility interest	384	1,656	1,505	3,256
Amortization of debt issuance costs	562	1,716	814	2,274
Agency and other fees	18	19	38	38
Total	$1,632	$4,183	$3,845	$7,253
Weighted average stated interest rate (annualized)	4.6%	3.9%	4.4%	3.8%
Weighted average outstanding balance	$60,633	$190,978	$101,462	$183,376

Unsecured Notes

2019 Notes

On March 21, 2012, the Company issued $40.0 million in aggregate principal amount of 7.125% unsecured notes which were scheduled to mature on March 30, 2019 (the "2019 Notes"). The 2019 Notes bore interest at a rate of 7.125% per year, and were payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The 2019 Notes were listed on the NYSE and traded thereon under the trading symbol “MCQ”. On February 22, 2017, the 2019 Notes were redeemed at par plus accrued and unpaid interest. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to a realized loss of $0.5 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

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

2023 Notes

On March 18, 2013, the Company issued $60.0 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the "2023 Notes," and together with the 2019 Notes, the 2021 Notes and the 2024 Notes, the “Unsecured Notes”). On March 26, 2013, the Company closed an additional $3.5 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes. As of March 30, 2016, the 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option. The 2023 Notes bear interest at a rate of 6.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2013. The 2023 Notes are listed on the NYSE and trade thereon under the trading symbol “MCV”.

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

On March 10, 2018, the Company redeemed $13.0 million in aggregate principal amount of the 2023 Notes. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to a realized loss of $0.3 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

2024 Notes

On January 26, 2018, the Company priced a debt offering in Israel of $121.1 million in aggregate principal amount of the 2024 Notes that mature on February 27, 2024 and the principal will be payable in four annual installments, of which 25% will be payable on each February 27 for the years 2021 through 2024. As of March 27, 2018, the 2024 Notes may be redeemed in whole or in part at anytime or from time to time at the Company's option. The 2024 Notes bear interest at a rate of 5.05% per year, payable semi-annually on February 27 and August 27 of each year, beginning August 27, 2018.

The deed of trust governing the 2024 Notes includes certain customary covenants, including minimum equity requirements, and events of default. The 2024 Notes have not been and will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration under the Securities Act of 1933 or in transactions exempt from, or not subject to, such registration requirements. The 2024 Notes are listed for trading on the TASE and denominated in New Israeli Shekels, but linked to the US Dollar at a fixed exchange rate which mitigates any currency exposure to the Company. In connection with this offering, we have dual listed our common stock on the TASE.

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Unsecured Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of March 31, 2018 and September 30, 2017, the Unsecured Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Unsecured Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Unsecured Notes. As of March 31, 2018 and September 30, 2017, debt issuance costs related to the Unsecured Notes were as follows (dollars in thousands):

	March 31, 2018					September 30, 2017
	2019 Notes	2021 Notes	2023 Notes	2024 Notes	Total	2019 Notes	2021 Notes	2023 Notes	2024 Notes	Total
Total Debt Issuance Costs	$1,475	$3,226	$3,102	$6,271	$14,074	$1,475	$3,226	$3,102	N/A	$7,803
Amortized Debt Issuance Costs	1,475	1,441	1,494	286	4,696	1,475	1,127	1,078	N/A	3,680
Unamortized Debt Issuance Costs	$—	$1,785	$1,608	$5,985	$9,378	$—	$2,099	$2,024	N/A	$4,123

For the three and six months ended March 31, 2018 and 2017, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Unsecured Notes were as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2018	2017	2018	2017
2019 Unsecured Notes interest	$—	$404	$—	$1,116
2021 Unsecured Notes interest	1,203	1,201	2,405	2,405
2023 Unsecured Notes interest	1,531	1,564	3,105	2,538
2023 Unsecured Notes premium	(1)	(1)	(1)	(1)
2024 Unsecured Notes interest	1,090	N/A	1,091	N/A
Amortization of debt issuance costs	529	278	780	545
Total	$4,352	$3,446	$7,380	$6,603
Weighted average stated interest rate (annualized)	5.9%	6.5%	6.1%	6.5%
Weighted average outstanding balance	$261,125	$197,070	$218,530	$187,200

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

As of March 31, 2018 and September 30, 2017, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding that mature between September 2023 and September 2025.

Our fixed-rate SBA Debentures as of March 31, 2018 and September 30, 2017 were as follows (dollars in thousands):

	March 31, 2018		September 30, 2017
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate
September 2013	$5,000	4.404%	$5,000	4.404%
March 2014	39,000	3.951	39,000	3.951
September 2014	50,000	3.370	50,000	3.370
September 2014	6,000	3.775	6,000	3.775
September 2015	50,000	3.571	50,000	3.571
Weighted Average Rate/Total	$150,000	3.639%	$150,000	3.639%

As of March 31, 2018, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2018 and September 30, 2017, the SBA Debentures would be deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the SBA Debentures are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the SBA Debentures. As of March 31, 2018 and September 30, 2017, debt issuance costs related to the SBA Debentures were as follows (dollars in thousands):

	March 31, 2018	September 30, 2017
Total Debt Issuance Costs	$5,138	$5,138
Amortized Debt Issuance Costs	2,575	2,292
Unamortized Debt Issuance Costs	$2,563	$2,846

For the three and six months ended March 31, 2018 and 2017, the components of interest, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2018	2017	2018	2017
SBA Debentures interest	$1,346	$1,346	$2,722	$2,722
Amortization of debt issuance costs	140	168	282	339
Total	$1,486	$1,514	$3,004	$3,061
Weighted average stated interest rate (annualized)	3.6%	3.6%	3.6%	3.6%
Weighted average outstanding balance	$150,000	$150,000	$150,000	$150,000

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

Base Management Fee

For providing investment advisory and management services to us, MCC Advisors receives a base management fee. The base management fee is calculated at an annual rate of 1.75% (0.4375% per quarter) of up to $1.0 billion of the Company’s gross assets and 1.50% (0.375% per quarter) of any amounts over $1.0 billion of the Company’s gross assets, and is payable quarterly in arrears. The base management fee will be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters and will be appropriately pro-rated for any partial quarter. On May 4, 2018, MCC Advisors voluntarily elected to waive $380,000 of the base management fee payable for the quarter ended March 31, 2018, which is shown on the Consolidated Statements of Operations.

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

Base Management Fee - Prior to Fee Waiver Agreement

The base management fee was calculated at an annual rate of 1.75% of our gross assets (which is defined as all the assets of the Company, including those acquired using borrowings for investment purposes), and was payable quarterly in arrears. The base management fee was based on the average value of our gross assets at the end of the two most recently completed calendar quarters.

Incentive Fee - Prior to Fee Waiver Agreement

The incentive fee based on net investment income was calculated as 20.0% of the amount, if any, by which our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets calculated as of the end of the calendar quarter immediately preceding the calendar quarter for which the incentive fee is being calculated, exceeds a 2.0% (which is 8.0% annualized) hurdle rate but also includes a “catch-up” provision. Under this provision, in any calendar quarter, our investment adviser receives no incentive fee until our net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up”, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our investment adviser will receive 20% of our pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter including the base management fee, expenses payable under the administration agreement, and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash.

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

For the three and six months ended March 31, 2018, the Company incurred base management fees to MCC Advisors of $3.8 million and $7.8 million, respectively. For the three and six months ended March 31, 2017, the Company incurred base management fees to MCC Advisors of $4.5 million and $9.0 million, respectively.

For the three and six months ended March 31, 2018, base management fees, net of the voluntary $0.4 million waiver was $3.4 million and $7.4 million, respectively. For the three and six months ended March 31, 2018, the Company did not waive any management fees under the Fee Waiver Agreement. For the three and six months ended March 31, 2017, base management fees, net of $17,327 and $37,272 waived under the Fee Waiver Agreement were $4.5 million and $9.0 million, respectively.

The incentive fees shown in the Consolidated Statements of Operations are calculated using the fee structure set forth in investment management agreement, and then adjusted to reflect the terms of the Fee Waiver Agreement. Pursuant to the investment management agreement, pre-incentive fee net investment income is compared to a hurdle rate of 2.0% of the net asset value at the beginning of the period and is calculated as follows:

1)	No incentive fee is recorded during the quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;

2)	100% of pre-incentive fee net investment income that exceeds the hurdle rate but is less than 2.5% in the quarter; and

3)	20.0% of the amount of pre-incentive fee net investment income, if any, that exceeds 2.5% of the hurdle rate.

For purposes of implementing the fee waiver under the Fee Waiver Agreement, we calculate the incentive fee based upon the formula that exists under the investment management agreement, and then apply the terms of waiver set forth in the Fee Waiver Agreement, if applicable.

For the three and six months ended March 31, 2018, and the three months ended March 31, 2017, the Company did not incur any incentive fees on net investment income because pre-incentive fee net investment income did not exceed the hurdle amount under the formula that exists under the investment management agreement. For the six months ended March 31, 2017, the Company incurred $0.9 million of incentive fees related to pre-incentive fee net investment income. For the six months ended March 31, 2017, incentive fees, net of $43,663 waived under the Fee Waiver Agreement were $0.9 million.

As of March 31, 2018 and September 30, 2017, $3.4 million and $4.3 million, respectively, were included in “management and incentive fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three and six months ended March 31, 2018, we incurred $1.0 million and $1.8 million in administrator expenses, respectively. For the three and six months ended March 31, 2017, we incurred $1.0 million and $1.9 million in administrator expenses, respectively.

As of March 31, 2018 and September 30, 2017, $1.0 million and $0.9 million, respectively, were included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

Opportunities for co-investments may arise when MCC Advisors or an affiliated investment adviser becomes aware of investment opportunities that may be appropriate for the Company, other clients, or affiliated funds. On November 25, 2013, the Company obtained an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley, LLC or an investment adviser controlled by Medley, LLC in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors (the “Prior Exemptive Order”). On March 29, 2017, the Company, MCC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the “Exemptive Order”) that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder. On October 4, 2017, the Company, MCC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “New Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. The terms of the New Exemptive Order are otherwise substantially similar to the Exemptive Order. Co-investment under the New Exemptive Order is subject to certain conditions, including the condition that, in the case of each co-investment transaction, our board of directors determines that it would to be in our best interest to participate in the transaction. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

Note 8. Commitments

Guarantees

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of March 31, 2018, and September 30, 2017, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

Unfunded commitments

As of March 31, 2018 and September 30, 2017, we had commitments under loan and financing agreements to fund up to $28.3 million to 17 portfolio companies and $23.7 million to 15 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2018 and September 30, 2017 is shown in the table below (dollars in thousands):

	March 31, 2018	September 30, 2017
Path Medical, LLC - Delayed Draw Term Loan B	$7,125	$—
Barry's Bootcamp Holdings, LLC - Revolver	4,400	4,400
SMART Financial Operations, LLC - Delayed Draw Term Loan	3,000	4,725
Accupac, Inc. - Delayed Draw Term Loan	2,612	2,612
RMS Holding Company, LLC - Revolver	1,817	—
Manna Pro Products, LLC - Delayed Draw Term Loan	1,600	—
Barry's Bootcamp Holdings, LLC - Delayed Draw Term Loan	1,271	1,271
Trans-Fast Remittance LLC - Delayed Draw Term Loan	1,057	1,057
Alpine SG, LLC - Revolver	1,000	—
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Black Angus Steakhouses, LLC - Revolver	893	516
Impact Sales, LLC - Delayed Draw Term Loan	755	755
SFP Holding, Inc. - Delayed Draw Term Loan	666	1,778
AAR Intermediate Holdings, LLC - Revolver	359	1,797
Brook & Whittle Holdings Corp. - Delayed Draw Term Loan	310	—
Central States Dermatology Services, LLC - Delayed Draw Term Loan	200	254
SavATree, LLC - Delayed Draw Term Loan	167	167
Access Media Holdings, LLC - Series AAA Preferred Equity	160	277
Engineered Machinery Holdings, Inc. - Delayed Draw Term Loan	29	159
CP OPCO, LLC - Revolver	—	1,973
Brantley Transportation LLC - Delayed Draw Term Loan	—	788
NVTN LLC - Delayed Draw Term Loan	—	250
Total	$28,314	$23,672

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

Note 9. Fee Income

Fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, and other miscellaneous fees. The following tables summarize the Company’s fee income for the three and six months ended March 31, 2018 and 2017 (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2018	2017	2018	2017
Other fees	$190	$29	$222	$248
Origination fee	161	973	1,617	1,700
Administrative agent fee	145	128	306	332
Amendment fee	—	189	179	294
Prepayment fee	—	219	20	388
Fee income	$496	$1,538	$2,344	$2,962

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

No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940 Act). For the three and six months ended March 31, 2018, we accrued $0.3 million and $0.4 million for directors’ fees expense, respectively. For the three and six months ended March 31, 2017, we accrued $0.2 million and $0.3 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of March 31, 2018.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three and six months ended March 31, 2018 and 2017 (dollars in thousands, except share and per share amounts):

	For the three months ended March 31		For the six months ended March 31
	2018	2017	2018	2017
Basic and diluted:
Net increase/(decrease) in net assets from operations	$(28,779)	$(12,248)	$(60,723)	$(5,922)
Weighted average common shares outstanding	54,474,211	54,474,211	54,474,211	54,474,211
Earnings per common share-basic and diluted	$(0.53)	$(0.22)	$(1.11)	$(0.11)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended March 31, 2018 and 2017:

	For the six months ended March 31
	2018	2017
Per share data:(1)
Net asset value per share at beginning of period	$8.45	$9.49

Net investment income(2)	0.20	0.33
Net realized gains/(losses) on investments	(0.43)	(0.11)
Net unrealized appreciation/(depreciation) on investments	(0.87)	(0.32)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	0.01	—
Loss on extinguishment of debt	(0.02)	(0.01)
Net increase/(decrease) in net assets	(1.11)	(0.11)

Distributions from net investment income	(0.32)	(0.44)
Distributions from net realized gains	—	—
Distributions from investor capital	—	—

Net asset value at end of period	$7.02	$8.94
Net assets at end of period	$382,274,960	$487,015,228
Shares outstanding at end of period	54,474,211	54,474,211

Per share market value at end of period	$3.98	$7.69
Total return based on market value(3)	(28.71)%	6.72%
Total return based on net asset value(4)	(11.16)%	(0.25)%
Portfolio turnover rate(5)	25.59%	16.83%

The following is a schedule of ratios and supplemental data for the six months ended March 31, 2018 and 2017:

	For the six months ended March 31
	2018	2017
Ratios:
Ratio of net investment income to average net assets after waivers(5)(6)	4.90%	7.33%
Ratio of total expenses to average net assets after waivers(5)(6)	12.43%	12.40%
Ratio of incentive fees to average net assets after waivers(6)	—%	0.17%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(5)(6)	12.43%	12.23%
Percentage of non-recurring fee income(7)	5.41%	5.22%
Average debt outstanding(8)	$469,991,053	$520,576,567
Average debt outstanding per common share	$8.63	$9.56
Asset coverage ratio per unit(9)	2,287	2,265

Average market value per unit:
Facilities(10)	N/A	N/A
SBA debentures(10)	N/A	N/A
Notes due 2019	N/A	$25.39
Notes due 2021	$25.68	$25.67
Notes due 2023	$25.15	$25.04
Notes due 2024	$283.27	N/A

(1)	Table may not foot due to rounding.

(2)
Net investment income excluding management and incentive fee waivers based on total weighted average common stock outstanding equals $0.19 and $0.33 per share for the six months ended March 31, 2018 and 2017, respectively.

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

(6)
For the six months ended March 31, 2018, excluding management and incentive fee waivers, the ratios of net investment income, total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets were 4.81%, 12.52%, 0.00%, and 12.52%, respectively. For the six months ended March 31, 2017, excluding management and incentive fee waivers, the ratios of net investment income, total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets were 7.31%, 12.42%, 0.17%, and 12.25%, respectively.

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

The following table summarizes the Company’s dividend distributions during the six months ended March 31, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
During the six months ended March 31, 2018
10/31/2017	11/22/2017	12/22/2017	$0.16
1/30/2018	2/21/2018	3/23/2018	0.16
			$0.32

Date Declared	Record Date	Payment Date	Amount Per Share
During the six months ended March 31, 2017
11/3/2016	11/23/2016	12/23/2016	$0.22
1/31/2017	2/22/2017	3/24/2017	0.22
			$0.44

Note 14. Stock Repurchase Program

The Company had a share repurchase program from February 5, 2015 to December 31, 2017. Under the share repurchase program, the Company repurchased an aggregate of 4,259,073 shares of common stock at an average price of $8.00 per share with a total cost of approximately $34.1 million, and the Company's net asset value per share was increased by approximately $0.23 as a result of the share repurchases.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the six months ended March 31, 2018, except as disclosed below.

On May 4, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share, payable on June 21, 2018 to stockholders of record at the close of business on June 6, 2018.

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

•	the relative and absolute investment performance and operations of MCC Advisors LLC (“MCC Advisors”);

•	the impact of increased competition;

•	the impact of future acquisitions and divestitures;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or MCC Advisors;

•	our contractual arrangements and relationships with third parties;

•	any future financings by us;

•	the ability of MCC Advisors to attract and retain highly talented professionals;

•	fluctuations in foreign currency exchange rates;

•	the impact of changes to tax legislation and, generally, our tax position; and

•	the unfavorable resolution of legal proceedings.

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

Overview

We are an externally-managed, non-diversified closed-end management investment company that filed an election to be regulated as a BDC under the 1940 Act. In addition, we have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code.

We commenced operations and completed our initial public offering on January 20, 2011. Our investment activities are managed by MCC Advisors and supervised by our board of directors, of which a majority of the members are independent of us.

Our investment objective is to generate current income and capital appreciation by lending to privately-held middle market companies, primarily through directly originated transactions, to help these companies fund acquisitions, growth or refinancing. Our portfolio generally consists of senior secured first lien term loans and senior secured second lien term loans. Occasionally, we receive warrants or other equity participation features, which we believe will increase the total investment returns.

On January 26, 2018, the Company priced a debt offering in Israel of $121.1 million of its 5.05% Series A Notes (the “2024 Notes”). The 2024 Notes will mature on February 27, 2024 and the principal will be payable in four annual installments, of which 25% will be payable on each February 27 for the years 2021 through 2024. The 2024 Notes are listed on the Tel Aviv Stock Exchange (“TASE”) and denominated in New Israeli Shekels, but linked to the US Dollar at a fixed exchange rate which mitigates any currency exposure to the Company. The 2024 Notes have not been and will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements. In connection with this offering, we have dual listed our common stock on TASE.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements are met) after such borrowing, with certain limited exceptions. To maintain our RIC status, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under Subchapter M for U.S. federal income tax purposes, we must timely distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

Portfolio and Investment Activity

As of March 31, 2018 and September 30, 2017, our portfolio had a fair market value of approximately $746.8 million and $837.0 million, respectively. The following table summarizes our portfolio and investment activity three and six months ended March 31, 2018 and 2017 (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2018	2017	2018	2017
Investments made in new portfolio companies	$4,896	$49,398	$77,953	$77,870
Investments made in existing portfolio companies	15,341	8,572	24,979	21,450
Aggregate amount in exits and repayments	(79,537)	(35,005)	(127,396)	(75,123)
Net investment activity	$(59,300)	$22,965	$(24,464)	$24,197

Portfolio Companies, at beginning of period	68	60	64	58
Number of new portfolio companies	2	7	8	11
Number of exited portfolio companies	(6)	(3)	(8)	(5)
Portfolio companies, at end of period	64	64	64	64

Number of investments in existing portfolio companies	10	9	14	10

The following table summarizes the amortized cost and the fair value of our average portfolio company investment, including MCC Senior Loan Strategy JV I LLC (“MCC JV”), and largest portfolio company investment, excluding MCC JV, as of March 31, 2018 and September 30, 2017 (dollars in thousands):

	March 31, 2018		September 30, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company investment	$13,611	$11,669	$14,282	$13,078
Largest portfolio company investment	51,077	51,077	52,137	50,667

The following table summarizes the amortized cost and the fair value of investments as of March 31, 2018 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$560,228	64.3%	$471,099	63.1%
Senior Secured Second Lien Term Loans	90,196	10.4	79,372	10.6
Senior Secured First Lien Notes	20,000	2.3	20,292	2.7
Unsecured Debt	22,727	2.6	—	—
MCC Senior Loan Strategy JV I LLC	70,088	8.0	70,862	9.5
Equity/Warrants	107,890	12.4	105,190	14.1
Total	$871,129	100.0%	$746,815	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2017 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$559,461	61.2%	$537,163	64.2%
Senior Secured Second Lien Term Loans	161,885	17.7	135,826	16.2
Senior Secured First Lien Notes	26,768	2.9	27,545	3.3
Unsecured Debt	22,728	2.5	—	—
MCC Senior Loan Strategy JV I LLC	56,087	6.1	56,138	6.7
Equity/Warrants	87,124	9.6	80,319	9.6
Total	$914,053	100.0%	$836,991	100.0%

As of March 31, 2018, our income-bearing investment portfolio, which represented 73.6% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 10.4%, and 82.9% of our income-bearing investment portfolio bore interest based on floating rates, such as the London Interbank Offering Rate (“LIBOR”), and 17.1% bore interest at fixed rates. As of March 31, 2018, the weighted average yield based upon cost of our total portfolio was approximately 6.5%. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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
Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2018 and September 30, 2017 (dollars in thousands):

	March 31, 2018		September 30, 2017
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$24,635	3.3%	$42,346	5.1%
2	586,789	78.6	527,410	63.0
3	43,364	5.8	139,481	16.7
4	42,954	5.7	69,864	8.3
5	49,073	6.6	57,890	6.9
Total	$746,815	100.0%	$836,991	100.0%

Results of Operations

Operating results for the three and six months ended March 31, 2018 and 2017 are as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2018	2017	2018	2017
Total investment income	$17,035	$24,357	$37,666	$50,413
Total expenses, net	13,431	16,315	26,749	31,969
Net investment income before excise taxes	3,604	8,042	10,917	18,444
Excise tax expense	(24)	—	(158)	(267)
Net investment income	3,580	8,042	10,759	18,177
Net realized gains/(losses) from investments	(23,331)	10	(23,352)	(6,288)
Net unrealized appreciation/(depreciation) on investments	(8,060)	(19,844)	(47,252)	(17,355)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	190	—	280	—
Loss on extinguishment of debt	$(1,158)	$(456)	$(1,158)	$(456)
Net increase/(decrease) in net assets resulting from operations	$(28,779)	$(12,248)	$(60,723)	$(5,922)

Investment Income

For the three and six months ended March 31, 2018, investment income totaled $17.0 million and $37.7 million, respectively, of which $16.5 million and $35.4 million was attributable to portfolio interest and dividend income, and $0.5 million and $2.3 million to fee income.

For the three and six months ended March 31, 2017, investment income totaled $24.4 million and $50.4 million, respectively, of which $22.9 million and $47.4 million was attributable to portfolio interest and dividend income, and $1.5 million and $3.0 million to fee income.

Operating Expenses

Operating expenses for the three and six months ended March 31, 2018 and 2017 are as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2018	2017	2018	2017
Base management fees	$3,776	$4,496	$7,844	$9,011
Incentive fees	—	—	—	896
Interest and financing expenses	7,470	9,144	14,229	16,917
Administrator expenses	956	997	1,824	1,913
General and administrative	672	783	1,429	1,480
Professional fees	556	663	1,142	1,314
Directors fees	251	150	398	320
Insurance	130	99	263	199
Expenses before management and incentive fee waivers	13,811	16,332	27,129	32,050
Management fee waiver	(380)	(17)	(380)	(37)
Incentive fee waiver	—	—	—	(44)
Expenses, net of management and incentive fee waivers	$13,431	$16,315	$26,749	$31,969

For the three months ended March 31, 2018, total operating expenses before management and incentive fee waivers decreased by $2.5 million, or 15.4%, compared to the three months ended March 31, 2017. For the six months ended March 31, 2018, total operating expenses before management and incentive fee waivers decreased by $4.9 million, or 15.4%, compared to the six months ended March 31, 2017.

Interest and Financing Expenses

Interest and financing expenses for the three months ended March 31, 2018 decreased by $1.7 million, or 18.3%, compared to the three months ended March 31, 2017. The decrease in interest and financing expenses was primarily due to the $102.0 million repayment of the Senior Secured Term Loan Credit Facility (the “Term Loan Facility), the reduction of the Senior Secured Revolving Credit Facility (the “Revolving Credit Facility” and, collectively with the Term Loan Facility, the “Facilities”) commitment to $150.0 million from $200.0 million, the redemption of $13.0 million of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes,”) and the repayment of the 7.125% unsecured notes (the “2019 Notes”) in February 2017, partially offset by an increase in LIBOR rates and the pricing of the 2024 Notes.

Interest and financing expenses for the six months ended March 31, 2018 decreased by $2.7 million, or 15.9%, compared to the six months ended March 31, 2017. The decrease in interest and financing expenses was primarily due to the $102.0 million repayment of the Term Loan Facility, the reduction of the Revolving Credit Facility commitment to $150.0 million from $200.0 million, the redemption of $13.0 million of the 2023 Notes and the repayment of the 2019 Notes in February 2017, partially offset by an increase in LIBOR rates and the pricing of the 2024 Notes.

Base Management Fees and Incentive Fees

Base management fees for the three months ended March 31, 2018 decreased by $0.7 million, or 15.7%, compared to the three months ended March 31, 2017 due to the decline in the portfolio during the period. There were no incentive fees payable to MCC Advisors for the three months ended March 31, 2018 and the three months ended March 31, 2017.

Base management fees for the six months ended March 31, 2018 decreased by $1.1 million, or 12.6%, compared to the six months ended March 31, 2017 due to the decline in the portfolio during the period. Incentive fees for the six months ended March 31, 2018 decreased by $0.9 million, or 100.0% compared to the six months ended March 31, 2017 due to the decrease in pre-incentive fee net investment income.

Professional Fees and Other General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended March 31, 2018 decreased by $0.1 million, or 4.7%, compared to the three months ended March 31, 2017 primarily due to an decrease in audit expenses, administrator expenses, valuation expenses, legal expenses and general and administrative expenses, offset by an increase in directors expenses and insurance expenses.

Professional fees and general and administrative expenses for the six months ended March 31, 2018 decreased by $0.2 million, or 3.2%, compared to the six months ended March 31, 2017 primarily due to an decrease in audit expenses, administrator expenses, valuation expenses, legal expenses and general and administrative expenses, offset by an increase in directors expenses and insurance expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and six months ended March 31, 2018, we recognized $23.3 million and $23.4 million of realized loss on our portfolio investments, respectively, primarily due to the non-cash restructuring transaction of certain investments.

During the three and six months ended March 31, 2017, we recognized $9,948 of realized gain and $6.3 million of realized loss on our portfolio investments, respectively. The realized loss during the six months ended March 31, 2017 was primarily due to the non-cash restructuring transactions of certain investments.

Realized loss on extinguishment of debt

In the event that we modify or extinguish our debt prior to maturity, we account for it in accordance with ASC 470-50, Modifications and Extinguishments, in which we measure the difference between the reacquisition price of the debt and the net carrying amount of the debt, which includes any unamortized debt issuance costs.

During the three and six months ended March 31, 2018, we recognized a $1.2 million loss on extinguishment of debt from the payment of the remaining $102.0 million outstanding under the Term Loan Facility as well as the $13.0 million partial redemption of the 2023 Notes.

During the three and six months ended March 31, 2017, we recognized a $0.5 million loss on extinguishment of debt from the redemption of the 2019 Notes.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended March 31, 2018, we had $8.1 million and $47.3 million of net unrealized depreciation on investments, respectively. For the three and six months ended March 31, 2017, we had $19.8 million and $17.4 million of net unrealized appreciation on investments, respectively.

Provision for Deferred Taxes on Unrealized Appreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and six months ended March 31, 2018, the change in provision for deferred taxes on the unrealized depreciation on investments was $0.2 million and $0.3 million, respectively. For the three and six months ended March 31, 2017, there was no change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

Changes in Net Assets from Operations

For the three months ended March 31, 2018, we recorded a net decrease in net assets resulting from operations of $28.8 million compared to a net decrease in net assets resulting from operations of $12.2 million for the three months ended March 31, 2017 as a result of the factors discussed above. Based on 54,474,211 weighted average common shares outstanding for the three months ended March 31, 2018 and 2017, our per share net decrease in net assets resulting from operations was $0.53 for the three months ended March 31, 2018 compared to a per share net decrease in net assets resulting from operations of $0.22 for the three months ended March 31, 2017.

For the six months ended March 31, 2018, we recorded a net decrease in net assets resulting from operations of $60.7 million compared to a net decrease in net assets resulting from operations of $5.9 million for the six months ended March 31, 2017 as a result of the factors discussed above. Based on 54,474,211 weighted average common shares outstanding for the six months ended March 31, 2018 and 2017, our per share net decrease in net assets resulting from operations was $1.11 for the six months ended March 31, 2018 compared to a per share net decrease in net assets resulting from operations of $0.11 for the six months ended March 31, 2017.

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

As of March 31, 2018, we had $65.4 million in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

In order to continue to qualify as a RIC under the Code, we intend to distribute to our stockholders substantially all of our taxable income, but we may also elect to periodically spill over certain excess undistributed taxable income from one tax year into the next tax year. In addition, as a BDC, for each taxable year we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements are met). This requirement limits the amount that we may borrow.

Credit Facility

Term Loan Facility

The Company had a Term Loan Facility which was scheduled to mature on July 28, 2020.

On September 1, 2017, the Company reduced the Term Loan Facility commitment to $102.0 million from $174.0 million. The reduction was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to a realized loss of $0.6 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

On January 31, 2018, the Company voluntarily prepaid the remaining $102.0 million outstanding on the Term Loan Facility. The payment was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to a realized loss of $0.9 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

Revolving Credit Facility

The Company has a Revolving Credit Facility with ING Capital LLC, as Administrative Agent, in order to borrow funds to make additional investments.

The pricing on the Revolving Credit Facility, is LIBOR (with no minimum) plus 2.75%. and will decrease by an additional 25 basis points upon receiving an investment grade rating from Standard & Poor’s. The Revolving Credit Facility’s revolving period ends July 28, 2019, followed by a one year amortization period and a final maturity on July 28, 2020.

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

On February 12, 2018, the Company elected to reduce the total commitment of the Revolving Credit Facility to $150.0 million from $200.0 million. The reduction was accounted for as a debt modification to a line-of credit or revolving-debt arrangement in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to an acceleration of debt issuance costs in the amount of $0.4 million and recorded on the Consolidated Statements of Operations as a component of interest and financing expenses.

Borrowings under the Revolving Credit Facility are subject to, among other things, a minimum borrowing/collateral base, and substantially all of the Company’s assets are pledged as collateral. In addition, the Revolving Credit Facility requires the Company to, among other things (i) make representations and warranties regarding the collateral as well the Company’s business and operations, (ii) agree to certain indemnification obligations and (iii) agree to comply with various affirmative and negative covenants. The documentation for Revolving Credit Facility also includes default provisions such as the failure to make timely payments, the occurrence of a change in control and the failure by the Company to materially perform under the operative agreements governing the Revolving Credit Facility, which, if not complied with, could accelerate repayment, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations.

As of March 31, 2018, total commitments under the Revolving Credit Facility are $150.0 million.

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

On March 10, 2018, the Company redeemed $13.0 million in aggregate principal amount of the 2023 Notes. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to a realized loss of $0.4 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

2024 Notes

On January 26, 2018, the Company priced a debt offering in Israel of $121.1 million in aggregate principal amount of the 2024 Notes that mature on February 27, 2024 and the principal will be payable in four annual installments, of which 25% will be payable on each February 27 for the years 2021 through 2024. As of March 27, 2018, the 2024 Notes may be redeemed in whole or in part at anytime or from time to time at the Company's option. The 2024 Notes bear interest at a rate of 5.05% per year, payable semi-annually on February 27 and August 27 of each year, beginning August 27, 2018.

The deed of trust governing the 2024 Notes includes certain customary covenants, including minimum equity requirements, and events of default. The 2024 Notes have not been and will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration under the Securities Act of 1933 or in transactions exempt from, or not subject to, such registration requirements. The 2024 Notes are listed for trading on the TASE and denominated in New Israeli Shekels, but linked to the US Dollar at a fixed exchange rate which mitigates any currency exposure to the Company. In connection with this offering, we have dual listed our common stock on the TASE.

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

As of March 31, 2018, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of March 31, 2018, and September 30, 2017, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

As of March 31, 2018 and September 30, 2017, we had commitments under loan and financing agreements to fund up to $28.3 million to 17 portfolio companies and $23.7 million to 15 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2018 and September 30, 2017 is shown in the table below (dollars in thousands):

	March 31, 2018	September 30, 2017
Path Medical, LLC - Delayed Draw Term Loan B	$7,125	$—
Barry's Bootcamp Holdings, LLC - Revolver	4,400	4,400
SMART Financial Operations, LLC - Delayed Draw Term Loan	3,000	4,725
Accupac, Inc. - Delayed Draw Term Loan	2,612	2,612
RMS Holding Company, LLC - Revolver	1,817	—
Manna Pro Products, LLC - Delayed Draw Term Loan	1,600	—
Barry's Bootcamp Holdings, LLC - Delayed Draw Term Loan	1,271	1,271
Trans-Fast Remittance LLC - Delayed Draw Term Loan	1,057	1,057
Alpine SG, LLC - Revolver	1,000	—
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Black Angus Steakhouses, LLC - Revolver	893	516
Impact Sales, LLC - Delayed Draw Term Loan	755	755
SFP Holding, Inc. - Delayed Draw Term Loan	666	1,778
AAR Intermediate Holdings, LLC - Revolver	359	1,797
Brook & Whittle Holdings Corp. - Delayed Draw Term Loan	310	—
Central States Dermatology Services, LLC - Delayed Draw Term Loan	200	254
SavATree, LLC - Delayed Draw Term Loan	167	167
Access Media Holdings, LLC - Series AAA Preferred Equity	160	277
Engineered Machinery Holdings, Inc. - Delayed Draw Term Loan	29	159
CP OPCO, LLC - Revolver	—	1,973
Brantley Transportation LLC - Delayed Draw Term Loan	—	788
NVTN LLC - Delayed Draw Term Loan	—	250
Total	$28,314	$23,672

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at March 31, 2018 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Revolving Facility	$12,000	$—	$12,000	$—	$—
2021 Notes	74,013	—	74,013	—	—
2023 Notes	89,847	—	—	89,847	—
2024 Notes	121,276	—	—	—	121,276
SBA Debenture	150,000	—	—	—	150,000
Total contractual obligations	$447,136	$—	$86,013	$89,847	$271,276

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

On March 27, 2015, the Company and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (“MCC JV”). The Company and GALIC have committed to provide $100 million of equity to MCC JV, with the Company providing $87.5 million and GALIC providing $12.5 million. MCC JV commenced operations on July 15, 2015. On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with commitments of $100 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. As of March 31, 2018, MCC JV has drawn approximately $160.8 million on the JV Facility. As of March 31, 2018, MCC JV had total investments at fair value of $234.2 million. As of March 31, 2018, MCC JV’s portfolio was comprised of senior secured first lien term loans to 55 different borrowers. As of March 31, 2018, certain investments in one portfolio company were on non-accrual status.

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

Distributions

We have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, in any taxable year with respect to which we timely distribute at least 90 percent of the sum of our (i) investment company taxable income (which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses) determined without regard to the deduction for dividends paid and (ii) net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions), we (but not our stockholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our stockholders. We intend to distribute annually all or substantially all of such income, but we may also elect to periodically spill over certain excess undistributed taxable income from one tax year to the next tax year. To the extent that we retain our net capital gains or any investment company taxable income, we will be subject to U.S. federal income tax. We may choose to retain our net capital gains or any investment company taxable income, and pay the associated federal corporate income tax, including the federal excise tax described below.

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

The following table summarizes the dividend distributions during the six months ended March 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
10/31/2017	11/22/2017	12/22/2017	$0.16
1/30/2018	2/21/2018	3/23/2018	$0.16
			$0.32

Stock Repurchase Program

The Company had a share repurchase program from February 5, 2015 to December 31, 2017. Under the share repurchase program, the Company repurchased an aggregate of 4,259,073 shares of common stock at an average price of $8.00 per share with a total cost of approximately $34.1 million, and the Company's net asset value per share was increased by approximately $0.23 as a result of the share repurchases.

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

On November 25, 2013, the Company obtained an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley, LLC or an investment adviser controlled by Medley, LLC in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors (the “Prior Exemptive Order”). On March 29, 2017, the Company, MCC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the “Exemptive Order”) that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder. On October 4, 2017, the Company, MCC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “New Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. The terms of the New Exemptive Order are otherwise substantially similar to the Exemptive Order. Co-investment under the New Exemptive Order is subject to certain conditions, including the condition that, in the case of each co-investment transaction, our board of directors determines that it would to be in our best interest to participate in the transaction. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

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

Base Management Fee

For providing investment advisory and management services to us, MCC Advisors receives a base management fee. The base management fee is calculated at an annual rate of 1.75% (0.4375% per quarter) of up to $1.0 billion of the Company’s gross assets and 1.50% (0.375% per quarter) of any amounts over $1.0 billion of the Company’s gross assets, and is payable quarterly in arrears. The base management fee will be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters and will be appropriately pro-rated for any partial quarter. On May 4, 2018, MCC Advisors voluntarily elected to waive $380,000 of the base management fee payable for the quarter ended March 31, 2018, which is shown on the Consolidated Statements of Operations.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At March 31, 2018, certain investments in 11 portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $82.5 million, or 11.0% of the fair value of our portfolio. At September 30, 2017, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $72.5 million, or 8.7% of the fair value of our portfolio.

Federal Income Taxes

The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, commencing with its first taxable year as a corporation, and it intends to operate in a manner so as to maintain its RIC tax treatment. As a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements. Once qualified as a RIC, the Company must timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including PIK, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under Subchapter M of the Code. The Company will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its net ordinary income for any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which we did not pay federal income tax. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

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

Recent Developments

On May 4, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.10 per share, payable on June 21, 2018 to stockholders of record at the close of business on June 6, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the six months ended March 31, 2018, we did not engage in hedging activities.

As of March 31, 2018, 82.9% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate LIBOR floor as of March 31, 2018 was as follows (dollars in thousands):

	March 31, 2018
LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$21,218	4.7%
1% to under 2%	417,526	91.6
2% to under 3%	14,966	3.3
3%	1,840	0.4
Total	$455,550	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2018, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase/(decrease)	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
300	$13,700	$400	$13,300
200	9,100	200	8,900
100	4,500	100	4,400
(100)	(3,900)	(100)	(3,800)
(200)	(4,900)	(200)	(4,700)
(300)	(4,900)	(400)	(4,500)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

The Company was named as a defendant in a lawsuit on May 29, 2015, by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against MCC, MOF II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG (“Deloitte”), Scott Avila (“Avila”), Charles Sweet, and Modern VideoFilm, Inc. (“MVF”). The lawsuit is pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437. The lawsuit was filed after the Company, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a secured loan with an outstanding balance at the time in excess of $65 million. The lawsuit sought damages in excess of $100 million. Deloitte and Avila have settled the claims against them in exchange for payment of $1.5 million. Following a separate lawsuit by Mr. Barkat against MVF’s D&O insurance carrier, the carrier, Charles Sweet and MVF have settled the claims against them. On June 6, 2016, the court granted the Medley defendants’ demurrers on several counts and dismissed Mr. Barkat’s claims with prejudice except with respect to his claim for intentional interference with contract. On March 18, 2018, the court granted the Medley defendants’ motion for summary adjudication with respect to Mr. Barkat’s sole remaining claim against the Medley Defendants for intentional interference. Now that the trial court has ruled in favor of the Medley defendants on all counts, the only remaining claims in the Barkat litigation are the Company and the other lender’s affirmative counterclaims against Mr. Barkat and MVF Holdings, which the Company is diligently prosecuting.

On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming the Company as a defendant, among others. The plaintiff in the Derivative Action asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. The Company and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense.

Medley LLC, Medley Capital Corporation, Medley Opportunity Fund II LP, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017 and amended on March 9, 2018, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”) (together with Class Action 1, the “Class Action Complaints”). The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (in Class Action 1), and the claims against Medley Opportunity Fund II LP and Medley Capital Corporation (in Class Action 2), allege that those defendants in each respective action exercised control over American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The loan was made by Medley Opportunity Fund II LP in 2011. American Web Loan repaid the loan from Medley Opportunity Fund II LP in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives in Class Action 1; in Class Action 2, the alleged class plaintiff representatives have not alleged when they received any loans from American Web Loan. Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube never made any loans or provided financing to, or had any other relationship with, American Web Loan. Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube are seeking indemnification from American Web Loan, various affiliates, and other parties with respect to the claims in the Class Action Complaints. Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube believe the alleged claims in the Class Action Complaints are without merit and they intend to defend these lawsuits vigorously.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on December 7, 2017, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the six months ended March 31, 2018 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Recent legislation may allow us to incur additional leverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after the one-year anniversary of such proposal. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had a share repurchase program from February 5, 2015 to December 31, 2017. Under the share repurchase program, the Company repurchased an aggregate of 4,259,073 shares of common stock at an average price of $8.00 per share with a total cost of approximately $34.1 million, and the Company's net asset value per share was increased by approximately $0.23 as a result of the share repurchases.

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

10.27
Amendment No. 4 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 12, 2018, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investmente Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party hereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on February 16, 2018).

10.28
Amended and Restated Senior Secured Term Loan Credit Agreement dated as of July 28, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on July 30, 2015).

10.29
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

10.30
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

10.31
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

10.32
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

10.33
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

10.34
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

10.35
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

10.36
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
May 9, 2018

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)