Form 10-Q
period 2018-06-30
Medley Capital Corp
filed 2018-08-09
CIK 1490349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018
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

The Registrant had 54,474,211 shares of common stock, $0.001 par value, outstanding as of August 9, 2018.

MEDLEY CAPITAL CORPORATION

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	June 30, 2018	September 30, 2017
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $421,438,532 and $625,108,198, respectively)	$358,756,655	$575,495,698
Affiliated investments (amortized cost of $98,688,136 and $91,026,729, respectively)	98,014,511	90,071,365
Controlled investments (amortized cost of $231,809,571 and $197,918,352, respectively)	178,097,139	171,423,836
Total investments at fair value	634,868,305	836,990,899
Cash and cash equivalents	144,002,046	108,571,958
Interest receivable	4,700,646	9,371,048
Other assets	4,075,286	3,321,822
Fees receivable	618,543	765,756
Deferred offering costs	354,754	307,015
Receivable for dispositions and investments sold	149,792	231,895
Total assets	$788,769,372	$959,560,393

LIABILITIES
Revolving credit facility payable (net of debt issuance costs of $1,150,886 and $1,777,181, respectively)	$349,114	$66,222,819
Term loan payable (net of debt issuance costs of $0 and $1,045,895, respectively)	—	100,954,105
Notes payable (net of debt issuance costs of $8,817,564 and $4,122,533, respectively)	276,330,437	172,751,776
SBA debentures payable (net of debt issuance costs of $2,422,162 and $2,845,694, respectively)	147,577,838	147,154,306
Management and incentive fees payable (see Note 6)	3,532,513	4,312,004
Interest and fees payable	7,012,065	3,759,891
Accounts payable and accrued expenses	2,087,463	1,863,546
Administrator expenses payable (see Note 6)	949,696	859,794
Deferred tax liability	437,584	911,936
Deferred revenue	179,449	259,552
Due to affiliate	151,616	81,347
Total liabilities	$438,607,775	$499,131,076

Guarantees and Commitments (see Note 8)

NET ASSETS
Common stock, par value $0.001 per share, 100,000,000 common shares authorized, 54,474,211 and 54,474,211 common shares issued and outstanding, respectively	$54,474	$54,474
Capital in excess of par value	705,046,098	705,046,098
Accumulated undistributed net investment income	(1,687,603)	9,528,367
Accumulated net realized gain/(loss) from investments	(236,183,437)	(176,662,889)
Net unrealized appreciation/(depreciation) on investments, net of deferred taxes	(117,067,935)	(77,536,733)
Total net assets	350,161,597	460,429,317
Total liabilities and net assets	$788,769,372	$959,560,393

NET ASSET VALUE PER SHARE	$6.43	$8.45

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended June 30		For the nine months ended June 30
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME:
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$7,736,213	$16,029,549	$31,793,233	$51,064,282
Payment-in-kind	687,187	2,505,760	3,200,815	8,191,703
Affiliated investments:
Cash	537,261	461,758	1,605,335	1,492,454
Payment-in-kind	828,886	102,534	2,447,953	303,763
Controlled investments:
Cash	456,232	620,659	1,312,531	1,317,345
Payment-in-kind	896,059	1,009,148	2,429,712	4,052,050
Total interest income	11,141,838	20,729,408	42,789,579	66,421,597
Dividend income, net of provisional taxes ($0 and $0, respectively)	1,925,000	1,050,000	5,541,360	2,744,953
Interest from cash and cash equivalents	65,440	45,705	123,003	109,484
Fee income (see Note 9)	812,656	1,870,441	3,156,924	4,832,573
Total investment income	13,944,934	23,695,554	51,610,866	74,108,607

EXPENSES:
Base management fees (see Note 6)	3,532,513	4,449,688	11,376,236	13,460,589
Incentive fees (see Note 6)	—	—	—	895,675
Interest and financing expenses	6,754,085	7,320,995	20,983,301	24,238,454
Administrator expenses (see Note 6)	949,696	1,075,365	2,773,616	2,988,505
General and administrative	474,043	423,750	1,903,082	1,903,799
Professional fees	679,322	616,368	1,820,854	1,930,172
Directors fees	520,530	151,736	919,025	471,529
Insurance	130,345	99,199	393,633	298,109
Expenses before management and incentive fee waivers	13,040,534	14,137,101	40,169,747	46,186,832
Management fee waiver (see Note 6)	—	(10,669)	(380,000)	(47,941)
Incentive fee waiver (see Note 6)	—	—	—	(43,663)
Total expenses net of management and incentive fee waivers	13,040,534	14,126,432	39,789,747	46,095,228
Net investment income before excise taxes	904,400	9,569,122	11,821,119	28,013,379
Excise tax expense	—	—	(157,922)	(267,183)
NET INVESTMENT INCOME	904,400	9,569,122	11,663,197	27,746,196

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments
Non-controlled/non-affiliated investments	(34,999,937)	(33,924,107)	(58,352,065)	(40,212,590)
Affiliated investments	—	—	—	—
Controlled investments	—	(21,158,471)	—	(21,158,471)
Net realized gain/(loss) from investments	(34,999,937)	(55,082,578)	(58,352,065)	(61,371,061)
Net unrealized appreciation/(depreciation) on investments
Non-controlled/non-affiliated investments	15,078,448	21,686,516	(13,069,377)	10,666,979
Affiliated investments	927,342	1,063,346	281,739	3,047,338
Controlled investments	(8,759,199)	24,979,569	(27,217,916)	16,660,406
Net unrealized appreciation/(depreciation) on investments	7,246,591	47,729,431	(40,005,554)	30,374,723
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	193,849	782,608	474,352	782,608
Loss on extinguishment of debt	(10,848)	—	(1,168,484)	(456,364)
Net gain/(loss) on investments	(27,570,345)	(6,570,539)	(99,051,751)	(30,670,094)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(26,665,945)	$2,998,583	$(87,388,554)	$(2,923,898)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.49)	$0.06	$(1.60)	$(0.05)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.02	$0.18	$0.21	$0.51
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	54,474,211	54,474,211	54,474,211	54,474,211
DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.16	$0.42	$0.60
See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the nine months ended June 30
	2018	2017
	(unaudited)	(unaudited)
OPERATIONS:
Net investment income	$11,663,197	$27,746,196
Net realized gain/(loss) from investments	(58,352,065)	(61,371,061)
Net unrealized appreciation/(depreciation) on investments	(40,005,554)	30,374,723
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	474,352	782,608
Loss on extinguishment of debt	(1,168,484)	(456,364)
Net increase/(decrease) in net assets from operations	(87,388,554)	(2,923,898)
SHAREHOLDER DISTRIBUTIONS:
Distributions from net investment income	(22,879,166)	(32,684,527)
Net decrease in net assets from shareholder distributions	(22,879,166)	(32,684,527)
COMMON SHARE TRANSACTIONS:
Offering costs	—	(12,778)
Net increase/(decrease) in net assets from common share transactions	—	(12,778)
Total increase/(decrease) in net assets	(110,267,720)	(35,621,203)
Net assets at beginning of period	460,429,317	516,919,142
Net assets at end of period including accumulated undistributed net investment income of $(1,687,603) and $5,873,430, respectively	$350,161,597	$481,297,939

Net asset value per common share	$6.43	$8.84
Common shares outstanding at end of period	54,474,211	54,474,211

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the nine months ended June 30
	2018	2017
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS	$(87,388,554)	$(2,923,898)
ADJUSTMENTS TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(7,922,687)	(12,932,037)
Net amortization of premium/(discount) on investments	(733,280)	(1,023,751)
Amortization of debt issuance costs	2,729,768	3,875,212
Net realized (gain)/loss from investments	58,352,065	61,371,061
Net deferred income taxes	(474,352)	(782,608)
Net unrealized (appreciation)/depreciation on investments	40,005,554	(30,374,723)
Proceeds from sale and settlements of investments	245,222,710	193,828,802
Purchases, originations and participations	(132,801,768)	(177,252,501)
Loss on extinguishment of debt	1,168,484	456,364
(Increase)/decrease in operating assets:
Interest receivable	4,670,402	2,352,738
Other assets	(753,464)	(210,045)
Fees receivable	147,213	760,729
Receivable for dispositions and investments sold	82,103	(3,516,017)
Increase/(decrease) in operating liabilities:
Management and incentive fees payable, net	(779,491)	(119,601)
Interest and fees payable	3,252,174	1,480,521
Accounts payable and accrued expenses	223,917	(807,964)
Administrator expenses payable	89,902	85,129
Deferred revenue	(80,103)	(151,024)
Due to affiliate	70,269	13,199
Payable for investments purchased, originated and participated	—	1,995,000
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	125,080,862	36,124,586

Cash flows from financing activities
Borrowings on debt	140,775,690	145,863,443
Paydowns on debt	(201,000,000)	(134,500,000)
Debt issuance costs paid	(6,499,559)	(1,025,662)
Payments of cash dividends	(22,879,166)	(32,684,527)
Offering costs paid	(47,739)	(76,801)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(89,650,774)	(22,423,547)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	35,430,088	13,701,039
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	108,571,958	104,485,263
CASH AND CASH EQUIVALENTS, END OF PERIOD	$144,002,046	$118,186,302

Supplemental Information:
Interest paid during the period	$14,945,110	$18,825,098
Supplemental non-cash information:
Payment-in-kind interest income	$8,078,480	$12,547,516
Net amortization of premium/(discount) on investments	$733,280	$1,023,751
Amortization of debt issuance costs	$(2,729,768)	$(3,875,212)
Non-cash purchase of investments	$5,069,848	$112,104,733
Non-cash sale of investments	$5,069,848	$112,104,733

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

June 30, 2018
(unaudited)

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

3SI Security Systems, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	6/16/2023	$17,368,750	$17,368,750	$17,519,858	5.0%
				17,368,750	17,368,750	17,519,858

Accupac, Inc.(7)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(13)(18)	9/14/2023	9,813,512	9,813,512	9,813,512	2.8%
				9,813,512	9,813,512	9,813,512

Alpine SG, LLC(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	13,432,500	13,432,500	13,382,800	3.8%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	6,630,037	6,630,037	6,605,506	1.9%
		Revolving Credit Facility (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)(17)	11/16/2022	—	—	—	0.0%
				20,062,537	20,062,537	19,988,306

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/25/2023	6,500,000	6,500,000	6,565,000	1.9%
				6,500,000	6,500,000	6,565,000

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	6/30/2019	13,984,299	13,984,299	13,982,901	4.0%
				13,984,299	13,984,299	13,982,901

Barry's Bootcamp Holdings, LLC(7)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	7,628,570	7,628,570	7,585,087	2.2%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	7/14/2022	880,000	880,000	880,000	0.3%
				8,508,570	8,508,570	8,465,087

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	7,546,875	7,546,875	7,393,272	2.1%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)(17)	4/24/2020	—	—	—	0.0%
				7,546,875	7,546,875	7,393,272

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Brook & Whittle Holdings Corp.(7)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	10/17/2023	1,323,622	1,323,622	1,323,622	0.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(19)	10/17/2023	—	—	—	0.0%
				1,323,622	1,323,622	1,323,622

Central States Dermatology Services, LLC(7)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)	4/20/2022	1,079,060	1,079,060	1,079,060	0.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)(18)	4/20/2022	208,304	208,304	208,304	0.1%
				1,287,364	1,287,364	1,287,364

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan B (Prime + 5.50% PIK)(10)(15)	4/1/2019	1,340,255	1,210,237	234,008	0.1%
		Senior Secured First Lien Term Loan C (Prime + 8.50% PIK)(10)(15)	4/1/2019	10,009,261	4,060,507	—	0.0%
		Preferred Facility (Prime + 7.00% PIK)(10)(15)	4/1/2019	5,883,641	—	—	0.0%
		Equity - 232 Common Units		—	—	—	0.0%
				17,233,157	5,270,744	234,008

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	7/26/2025	4,010,025	3,991,638	3,981,153	1.1%
				4,010,025	3,991,638	3,981,153

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/30/2019	12,990,000	12,990,000	12,990,000	3.7%
		Equity - 350 Common Units		—	700,000	273,809	0.1%
				12,990,000	13,690,000	13,263,809

CT Technologies Intermediate Holdings, Inc.(12)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	12/1/2022	7,500,000	7,500,000	7,257,750	2.1%
				7,500,000	7,500,000	7,257,750

DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 8.50% PIK, 1.50% LIBOR Floor)(14)	11/10/2019	4,324,603	4,324,603	4,324,603	1.2%
		Senior Secured First Lien Term Loan B (LIBOR + 11.00% PIK, 1.50% LIBOR Floor)(10)(14)	11/10/2019	16,209,357	14,896,413	1,338,893	0.4%
		Senior Secured First Lien Term Loan C (LIBOR + 12.25% PIK, 1.50% LIBOR Floor)(10)(14)	11/10/2019	14,162,248	11,600,575	—	0.0%
		Senior Secured First Lien Term Loan D (LIBOR + 13.25% PIK, 1.50% LIBOR Floor)(10)(14)	11/10/2019	13,378,208	4,701,476	—	0.0%
		Equity - 1,230,769 Class A Units		—	1,230,769	—	0.0%
				48,074,416	36,753,836	5,663,496

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)(16)	10/1/2018	2,643,665	2,633,790	2,643,665	0.7%
		Preferred Equity (8.00% PIK)		3,790,308	3,790,308	3,790,308	1.1%
				6,433,973	6,424,098	6,433,973

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (13.50% PIK + LIBOR)(10)(16)	5/6/2019	20,136,102	18,674,779	6,040,831	1.7%
				20,136,102	18,674,779	6,040,831

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Engineered Machinery Holdings, Inc.	Capital Equipment	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(14)	7/18/2025	1,671,064	1,655,712	1,649,173	0.5%
				1,671,064	1,655,712	1,649,173

FKI Security Group, LLC(12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	3/30/2020	11,375,000	11,375,000	11,375,000	3.2%
				11,375,000	11,375,000	11,375,000

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)		6,535,326	6,535,326	6,535,326	1.9%
		Equity - 150 Common Units		—	—	33,080	0.0%
				6,535,326	6,535,326	6,568,406

Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.50% LIBOR Floor)(14)	9/26/2019	11,300,000	11,300,000	11,365,540	3.2%
				11,300,000	11,300,000	11,365,540

Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(13)	2/7/2023	9,601,349	9,601,349	9,697,362	2.8%
				9,601,349	9,601,349	9,697,362

Global Accessories Group, LLC(12)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	151,339	0.0%
				—	151,337	151,339

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)(8)	10/15/2019	20,000,000	20,000,000	20,154,000	5.8%
				20,000,000	20,000,000	20,154,000

Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(13)	6/21/2023	3,000,000	2,960,738	2,786,400	0.8%
				3,000,000	2,960,738	2,786,400

Impact Sales, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	6/27/2023	3,465,984	3,465,984	3,465,984	1.0%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(18)	6/27/2023	—	—	—	0.0%
				3,465,984	3,465,984	3,465,984

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2022	14,250,000	14,250,000	13,407,825	3.8%
				14,250,000	14,250,000	13,407,825

Jackson Hewitt Tax Service Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	4/20/2023	7,000,000	7,000,000	7,000,000	2.0%
				7,000,000	7,000,000	7,000,000

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	2/15/2022	19,951,324	19,951,324	20,110,934	5.7%
				19,951,324	19,951,324	20,110,934

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(16)	2/19/2019	5,898,958	5,736,620	5,848,816	1.7%
		Warrants - 0.81% of Outstanding Equity(20)	2/19/2024	—	955,680	—	0.0%
				5,898,958	6,692,300	5,848,816

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Manna Pro Products, LLC(7)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)	12/8/2023	5,467,307	5,467,307	5,420,288	1.5%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(18)	12/8/2023	670,363	670,363	660,912	0.2%
				6,137,670	6,137,670	6,081,200

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)(10)(14)	12/31/2018	21,419,998	19,992,151	11,401,865	3.3%
				21,419,998	19,992,151	11,401,865

Path Medical, LLC(7)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	8,151,557	7,791,032	7,654,312	2.2%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	2,808,500	2,808,500	2,202,557	0.6%
		Warrants - 1.56% of Outstanding Equity	1/9/2027	—	499,751	—	0.0%
				10,960,057	11,099,283	9,856,869

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(16)	7/8/2020	2,103,712	2,103,712	1,051,856	0.3%
		Equity - 479,283 Common Units		—	129,406	—	0.0%
		Warrants - 2.8% of Outstanding Equity	7/8/2020	—	52,757	—	0.0%
				2,103,712	2,285,875	1,051,856

Redwood Services Group, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	6/6/2023	6,037,500	6,037,500	6,037,500	1.7%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	6/6/2023	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	6/6/2023	—	—	—	0.0%
				6,037,500	6,037,500	6,037,500

RMS Holding Company, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	12,406,250	12,406,250	12,406,250	3.5%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	11/16/2022	1,073,204	1,073,204	1,050,424	0.3%
				13,479,454	13,479,454	13,456,674

SavATree, LLC(7)	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)	6/2/2022	1,863,558	1,863,558	1,863,558	0.5%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)(18)	6/2/2022	43,333	43,333	43,333	0.0%
				1,906,891	1,906,891	1,906,891

Sendero Drilling Company, LLC	Energy: Oil & Gas	Warrants - 5.52% of Outstanding Equity	3/18/2019	—	793,523	429,153	0.1%
				—	793,523	429,153

Seotowncenter, Inc.	Services: Business	Equity - 3,249.697 Common Units		—	500,000	532,885	0.2%
				—	500,000	532,885

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

SFP Holding, Inc.(7)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	9/1/2022	6,191,111	6,191,111	6,191,111	1.8%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(17)	9/1/2022	1,108,333	1,108,333	1,108,333	0.3%
		Equity - 1.42% Company Interest		—	600,000	600,000	0.2%
				7,299,444	7,899,444	7,899,444

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	7/31/2020	7,330,098	7,330,098	7,031,763	2.0%
				7,330,098	7,330,098	7,031,763

SMART Financial Operations, LLC(7)	Retail	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	11/22/2021	2,775,000	2,775,000	2,775,833	0.8%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	11/22/2021	2,025,000	2,025,000	2,026,418	0.6%
		Equity - 700,000 Class A Preferred Units		—	700,000	812,000	0.2%
				4,800,000	5,500,000	5,614,251

SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)	2/17/2022	7,406,250	7,406,250	7,480,313	2.1%
				7,406,250	7,406,250	7,480,313

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 0.75% LIBOR Floor)(13)	8/19/2019	3,787,750	3,787,750	3,780,554	1.1%
		Equity - 263,814.43 Class A Units		—	263,814	282,281	0.1%
				3,787,750	4,051,564	4,062,835

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2025	4,000,000	3,944,329	3,977,600	1.1%
				4,000,000	3,944,329	3,977,600

Trans-Fast Remittance LLC(7)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)(17)	12/2/2021	3,567,857	3,567,857	3,548,432	1.0%
		Revolving Credit Facility (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)(17)	12/2/2021	1,875,000	1,875,000	1,867,125	0.5%
				5,442,857	5,442,857	5,415,557

Vail Holdco Corp	Wholesale	Equity - 10,371 Shares of Series A Preferred Stock (12.50% PIK)(8)		10,371,000	9,945,214	9,917,787	2.8%
		Equity - 7,700 Shares of Junior Convertible Preferred Stock		7,700,000	7,700,000	7,700,000	2.2%
		Warrants - 0.4875% of Outstanding Equity		—	425,787	425,763	0.1%
				18,071,000	18,071,001	18,043,550

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor)(14)	4/28/2023	808,000	731,284	728,573	0.2%
		Equity - 5,441 Class A Units		—	302,464	302,464	0.1%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	—	361,667	361,667	0.1%
				808,000	1,395,415	1,392,704

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(9)		—	518,283	698,024	0.2%
				—	518,283	698,024

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Delayed Draw (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(14)	2/12/2024	3,591,000	3,591,000	3,591,000	1.0%
				3,591,000	3,591,000	3,591,000

Subtotal Non-Controlled/Non-Affiliated Investments				$441,403,888	$421,438,532	$358,756,655

Affiliated Investments:

1888 Industrial Services, LLC(7)(23)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)	9/30/2021	$8,984,232	$8,984,232	$8,984,232	2.6%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(14)	9/30/2021	21,209,827	18,613,529	19,224,587	5.5%
		Revolving Credit Facility (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)(17)	9/30/2021	3,054,639	3,054,639	3,054,639	0.9%
		Equity - 21,562.16 Class A Units		—	—	—	0.0%
				33,248,698	30,652,400	31,263,458

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00% PIK)(10)	7/22/2020	8,844,573	8,446,385	5,876,334	1.7%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		792,000	792,000	(88,000)	0.0%
		Equity - 16 Common Units		—	—	—	0.0%
				12,036,573	11,638,385	5,788,334

Brantley Transportation LLC(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	12,431,717	9,000,000	6,159,916	1.8%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(13)	8/2/2017	503,105	503,105	503,105	0.1%
		Equity - 7.5 Common Units		—	—	—	0.0%
				12,934,822	9,503,105	6,663,021

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		31,468,755	31,468,755	31,468,755	9.0%
		Preferred Equity - A-1 Preferred (3.00% PIK)		4,072,311	4,072,311	4,072,311	1.2%
		Equity - 57,300 Class B Units		—	57,300	7,462,752	2.1%
				35,541,066	35,598,366	43,003,818

JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred (6.00% PIK)		1,166,292	1,166,292	1,166,292	0.3%
		Equity - 129,588 Class B Units		—	129,588	129,588	0.0%
				1,166,292	1,295,880	1,295,880

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.9%
		Equity - 33,300 Preferred Units		—	3,330,000	3,330,000	1.0%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$101,597,451	$98,688,136	$98,014,511

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Controlled Investments:(5)

Capstone Nutrition(12)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	$29,055,605	$20,803,397	$12,156,865	3.5%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	12,572,336	9,153,997	5,260,265	1.5%
		Senior Secured First Lien Incremental Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(14)	9/25/2020	2,157,066	2,157,066	2,157,066	0.6%
		Equity - 4,664.6 Class B Units and 9,424.4 Class C Units		—	12	—	0.0%
		Equity - 2,932.3 Common Units		—	400,003	—	0.0%
				43,785,007	32,514,475	19,574,196

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	78,575,000	78,230,993	22.3%
				—	78,575,000	78,230,993

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(13)	11/9/2020	4,005,990	4,005,990	4,005,990	1.1%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	11,501,977	11,501,977	11,501,977	3.3%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	7,217,129	7,217,129	7,217,129	2.1%
		Equity - 787.4 Class A Units		—	9,550,922	1,910,184	0.5%
				22,725,096	32,276,018	24,635,280

OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 13.00% PIK)(10)(16)	5/5/2019	28,461,493	22,880,599	13,692,825	3.9%
		Senior Secured First Lien Term Loan (8.00% PIK)	5/5/2019	4,130,473	4,130,473	4,130,473	1.2%
		Unsecured Debt (8.00% PIK)(10)	7/24/2025	28,329,048	22,727,575	—	0.0%
		Equity - 5,055.56 Common Units		—	872,698	—	0.0%
				60,921,014	50,611,345	17,823,298

TPG Plastics LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (Prime + 0.00% Cash)(15)	12/31/2019	401,346	401,346	401,346	0.1%
		Unsecured Debt (10.00% Cash)(21)		360,000	360,000	360,000	0.1%
		Unsecured Debt (1.00% Cash)(22)		646,996	646,996	646,996	0.2%
		Equity - 35 Class B Units		—	2,670,154	2,670,154	0.8%
				1,408,342	4,078,496	4,078,496

URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(14)	5/2/2022	14,966,563	14,966,563	14,966,563	4.3%
		Preferred Equity (12.00% PIK)		5,850,795	5,850,795	5,850,795	1.7%
		Equity - 397,466 Common Units		—	12,936,879	12,937,518	3.7%
				20,817,358	33,754,237	33,754,876

Subtotal Controlled Investments				$149,656,817	$231,809,571	$178,097,139

Total Investments, June 30, 2018				$692,658,156	$751,936,239	$634,868,305	181.3%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest and is net of repayments.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $13,776,648, $124,643,547, and $110,866,899, respectively. The tax cost basis of investments is $745,735,204 as of June 30, 2018.

(4)	Percentage is based on net assets of $350,161,597 as of June 30, 2018.

(5)
Controlled Investments are defined by the Investment Company Act of 1940, as amended (the "1940 Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(7)	The investment has an unfunded commitment as of June 30, 2018 (see Note 8), and includes an analysis of the value of any unfunded commitments.

(8)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $30,071,787 and 8.6% of net assets as of June 30, 2018, and are considered restricted securities.

(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP, and Watermill-EMI Partners, LP.

(10)	The investment was on non-accrual status as of June 30, 2018.

(11)
The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of June 30, 2018, 13.9% of the Company's portfolio investments were non-qualifying assets.

(12)	A portion of this investment was sold via a participation agreement. The amount stated is the portion retained by Medley Capital Corporation (see Note 3).

(13)	The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (''LIBOR'') floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of June 30, 2018 was 2.10%.

(14)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2018 was 2.34%.

(15)
These loans bear interest at an alternate base rate, or in the case of these particular investments the Prime Rate set by the Federal Reserve, plus a given spread. The Prime Rate in effect at June 30, 2018 was 5.00%.

(16)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2018 was 2.34%.

(17)	This investment earns 0.50% commitment fee on all unused commitment as of June 30, 2018, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(18)	This investment earns 1.00% commitment fee on all unused commitment as of June 30, 2018, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(19)	This investment earns 0.75% commitment fee on all unused commitment as of June 30, 2018, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(20)	This investment represents a Level 2 security in the ASC 820 table as of June 30, 2018 (see Note 4).

(21)
This investment is scheduled to repay a percentage of the outstanding principal on a quarterly basis. Upon TPG Plastics, LLC obtaining all environmental and product testing authorizations, licenses and permits from all applicable governmental authorities, the remaining outstanding principal shall be repaid in full.

(22)
This investment shall convert to equity upon TPG Plastics, LLC obtaining all environmental and product testing authorizations, licenses and permits from all applicable governmental authorities. Upon conversion Medley Capital Corporation will continue to own 35% of the equity of TPG Plastics, LLC.

(23)	Investment changed its name from AAR Intermediate Holdings, LLC during FY 2018.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2017

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

3SI Security Systems, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	6/16/2023	$17,500,000	$17,500,000	$17,500,000	3.8%
				17,500,000	17,500,000	17,500,000

Accupac, Inc.(7)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(13)(18)	9/14/2023	9,887,670	9,887,670	9,887,670	2.2%
				9,887,670	9,887,670	9,887,670

Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	12/11/2020	14,776,537	14,776,537	14,776,537	3.2%
				14,776,537	14,776,537	14,776,537

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/25/2023	6,500,000	6,500,000	6,578,000	1.4%
				6,500,000	6,500,000	6,578,000

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	6/30/2019	14,262,133	14,262,133	14,342,001	3.1%
				14,262,133	14,262,133	14,342,001

Avantor Performance Materials Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (LIBOR + 8.25% Cash, 1.00% LIBOR Floor)(13)	3/10/2025	1,000,000	990,465	1,020,000	0.2%
				1,000,000	990,465	1,020,000

Barry's Bootcamp Holdings, LLC(7)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	7,628,570	7,628,570	7,628,570	1.7%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)(17)	7/14/2022	—	—	—	0.0%
				7,628,570	7,628,570	7,628,570

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	7,700,893	7,700,893	7,375,190	1.6%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)(17)	4/24/2020	376,360	376,360	343,324	0.1%
				8,077,253	8,077,253	7,718,514

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Central States Dermatology Services, LLC(7)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	4/20/2022	1,087,248	1,087,248	1,087,248	0.2%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)(18)	4/20/2022	155,930	155,930	155,930	0.0%
				1,243,178	1,243,178	1,243,178

Comfort Holding, LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(13)	2/3/2025	1,000,000	961,738	850,200	0.2%
				1,000,000	961,738	850,200

CP OPCO, LLC(7)	Services: Consumer	Senior Secured First Lien Term Loan B (ABR + 5.50% PIK, 4.25% ABR Floor)(10)	3/31/2019	1,244,335	1,210,237	338,459	0.1%
		Senior Secured First Lien Term Loan C (ABR + 8.50% PIK, 4.25% ABR Floor)(10)	3/31/2019	9,088,659	4,060,507	—	0.0%
		Preferred Facility (ABR + 7.00% PIK, 3.75% ABR Floor)(10)	3/31/2019	5,297,476	—	—	0.0%
		Revolving Credit Facility (ABR + 3.50% Cash, 4.25% ABR Floor)	3/31/2019	—	—	—	0.0%
		Equity - 232 Common Units		—	—	—	0.0%
				15,630,470	5,270,744	338,459

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	7/26/2025	5,000,000	4,975,352	4,975,000	1.1%
				5,000,000	4,975,352	4,975,000

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/30/2019	13,277,500	13,277,500	13,246,962	2.9%
		Equity - 350 Common Units		—	700,000	273,808	0.1%
				13,277,500	13,977,500	13,520,770

CT Technologies Intermediate Holdings, Inc.(12)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	12/1/2022	7,500,000	7,500,000	7,500,000	1.6%
				7,500,000	7,500,000	7,500,000

DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 8.50% PIK, 1.50% LIBOR Floor)(14)	11/10/2019	4,005,143	4,005,143	4,005,143	0.9%
		Senior Secured First Lien Term Loan B (LIBOR + 11.00% PIK, 1.50% LIBOR Floor)(14)	11/10/2019	14,732,716	14,732,716	14,732,716	3.2%
		Senior Secured First Lien Term Loan C (LIBOR + 12.25% PIK, 1.50% LIBOR Floor)(10)(14)	11/10/2019	12,751,998	11,600,575	6,375,999	1.4%
		Senior Secured First Lien Term Loan D (LIBOR + 13.25% PIK, 1.50% LIBOR Floor)(10)(14)	11/10/2019	11,956,119	4,701,476	—	0.0%
		Equity - 1,230,769 Class A Units		—	1,230,769	—	0.0%
				43,445,976	36,270,679	25,113,858

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)(16)	10/1/2018	3,460,972	3,417,279	3,495,581	0.8%
		Preferred Equity (8.00% PIK)		3,571,500	3,571,500	3,571,500	0.8%
				7,032,472	6,988,779	7,067,081

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (13.50% PIK + LIBOR)(16)	6/6/2018	18,201,153	18,201,153	15,492,821	3.4%
				18,201,153	18,201,153	15,492,821

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Engineered Machinery Holdings, Inc.(7)	Capital Equipment	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(14)	7/18/2025	1,519,149	1,504,143	1,503,957	0.3%
		Senior Secured Second Lien Delayed Draw Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(14)(19)	7/18/2025	21,702	21,487	19,894	0.0%
				1,540,851	1,525,630	1,523,851

FKI Security Group, LLC(12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	3/30/2020	11,656,250	11,656,250	11,656,250	2.5%
				11,656,250	11,656,250	11,656,250

Footprint Acquisition, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash)(15)	2/27/2020	5,117,626	5,117,626	5,117,626	1.1%
		Preferred Equity (8.75% PIK)		6,124,188	6,124,188	5,427,255	1.2%
		Equity - 150 Common Units		—	—	—	0.0%
				11,241,814	11,241,814	10,544,881

Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.50% LIBOR Floor)(14)	9/26/2019	12,410,000	12,410,000	12,517,967	2.7%
				12,410,000	12,410,000	12,517,967

Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(13)	2/7/2023	10,000,000	10,000,000	10,094,000	2.2%
				10,000,000	10,000,000	10,094,000

Global Accessories Group, LLC(12)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	151,339	0.0%
				—	151,337	151,339

Harrison Gypsum, LLC(12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 1.50% LIBOR Floor)(13)	12/21/2018	52,137,471	52,137,471	50,667,194	11.0%
				52,137,471	52,137,471	50,667,194

Heligear Acquisition Co.(8)	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	20,478,000	4.4%
				20,000,000	20,000,000	20,478,000

Imagine! Print Solutions LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(14)	6/21/2023	3,000,000	2,956,403	2,955,000	0.6%
				3,000,000	2,956,403	2,955,000

Impact Sales, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)	12/30/2021	2,605,312	2,605,312	2,621,986	0.6%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)(18)	12/30/2021	119,711	119,711	125,307	0.0%
				2,725,023	2,725,023	2,747,293

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2022	14,812,500	14,812,500	14,812,500	3.2%
				14,812,500	14,812,500	14,812,500

JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 12.25% Cash)(15)	3/6/2019	20,100,000	20,100,000	20,071,860	4.4%
				20,100,000	20,100,000	20,071,860

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	2/15/2022	21,234,375	21,234,375	21,412,744	4.7%
				21,234,375	21,234,375	21,412,744

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(16)	2/19/2019	13,865,893	13,531,508	13,386,133	2.9%
		Warrants - 0.98% of Outstanding Equity(21)	2/19/2024	—	955,680	—	0.0%
				13,865,893	14,487,188	13,386,133

Merchant Cash and Capital, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 13.00% Cash, 3.00% LIBOR Floor)(13)	5/31/2017	4,915,635	4,915,635	4,915,635	1.1%
		Senior Secured Second Lien Term Loan (17.00% PIK)(10)	5/4/2017	15,519,966	15,167,277	7,759,983	1.7%
				20,435,601	20,082,912	12,675,618

Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(14)	9/29/2020	35,278,846	35,278,846	35,278,846	7.7%
				35,278,846	35,278,846	35,278,846

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)(14)	12/31/2018	21,127,331	21,127,331	21,127,331	4.6%
				21,127,331	21,127,331	21,127,331

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,755,233	21,755,233	18,992,318	4.1%
				21,755,233	21,755,233	18,992,318

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	8,459,113	8,034,525	8,503,947	1.8%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	2,808,500	2,808,500	2,823,385	0.6%
		Warrants - 1.56% of Outstanding Equity	1/9/2027	—	499,751	83,018	0.0%
				11,267,613	11,342,776	11,410,350

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(16)	7/8/2020	2,085,870	2,085,870	1,844,534	0.4%
		Equity - 479,283 Common Units(20)		—	129,406	38,343	0.0%
		Warrants - 2.8% of Outstanding Equity(21)	7/8/2020	—	52,757	21,103	0.0%
				2,085,870	2,268,033	1,903,980

Prince Mineral Holding Corp.(8)	Wholesale	Senior Secured First Lien Note (11.50% Cash)(21)	12/15/2019	6,800,000	6,767,560	7,066,560	1.5%
				6,800,000	6,767,560	7,066,560

Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(14)	11/1/2019	17,000,000	17,000,000	16,117,700	3.5%
				17,000,000	17,000,000	16,117,700

SavATree, LLC(7)	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)(18)	6/2/2022	1,330,000	1,330,000	1,330,000	0.3%
				1,330,000	1,330,000	1,330,000

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Sendero Drilling Company, LLC	Energy: Oil & Gas	Warrants - 5.52% of Outstanding Equity	3/18/2019	—	793,523	2,188,676	0.5%
				—	793,523	2,188,676

Seotowncenter, Inc.(12)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	9/11/2019	23,697,976	23,697,976	23,697,976	5.1%
		Equity - 3,249.697 Common Units		—	500,000	419,731	0.1%
				23,697,976	24,197,976	24,117,707

SFP Holding, Inc.(7)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(17)	9/1/2022	6,222,222	6,222,222	6,222,222	1.4%
		Equity - 1.42% Company Interest		—	600,000	600,000	0.1%
				6,222,222	6,822,222	6,822,222

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	7/31/2020	7,648,798	7,648,798	7,337,492	1.6%
				7,648,798	7,648,798	7,337,492

SMART Financial Operations, LLC(7)	Retail	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	11/22/2021	2,775,000	2,775,000	2,848,500	0.6%
		Equity - 700,000 Class A Preferred Units		—	700,000	735,000	0.2%
				2,775,000	3,475,000	3,583,500

SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)	2/17/2022	7,462,500	7,462,500	7,527,424	1.6%
				7,462,500	7,462,500	7,527,424

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.75% LIBOR Floor)(13)	8/19/2019	4,346,364	4,346,364	4,346,364	0.9%
		Equity - 263,814.43 Class A Units		—	263,814	205,775	0.0%
				4,346,364	4,610,178	4,552,139

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	8/18/2025	4,000,000	3,940,532	3,940,000	0.9%
				4,000,000	3,940,532	3,940,000

Taylored Freight Services, LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(14)	11/1/2017	14,895,052	14,895,052	14,895,052	3.2%
				14,895,052	14,895,052	14,895,052

Trans-Fast Remittance LLC(7)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)(17)	12/2/2021	3,567,857	3,567,857	3,661,282	0.8%
		Revolving Credit Facility (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	12/2/2021	1,875,000	1,875,000	1,875,000	0.4%
				5,442,857	5,442,857	5,536,282

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(9)	5/14/2021	1,958,668	1,109,768	1,091,958	0.2%
		Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(9)	5/13/2022	24,000,000	21,696,167	4,080,000	0.9%
				25,958,668	22,805,935	5,171,958

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Watermill-QMC Midco, Inc.	Automotive	Equity - Partnership Interest(23)		—	518,283	672,213	0.1%
				—	518,283	672,213

Wheels Up Partners LLC(12)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(14)	10/15/2021	14,676,659	14,676,659	14,676,659	3.2%
				14,676,659	14,676,659	14,676,659

Subtotal Non-Controlled/Non-Affiliated Investments				$640,893,679	$625,108,198	$575,495,698

Affiliated Investments:

1888 Industrial Services, LLC(7)(22)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)	9/30/2021	$8,984,232	$8,984,232	$8,984,232	2.0%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(14)	9/30/2021	19,746,290	16,707,477	19,746,290	4.3%
		Revolving Credit Facility (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)(17)	9/30/2021	—	—	—	0.0%
		Equity - 21,562.16 Class A Units		—	—	—	0.0%
				28,730,522	25,691,709	28,730,522

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (5.00% Cash, 5.00% PIK)	7/22/2020	8,340,525	8,340,525	8,340,525	1.8%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		363,200	363,200	43,200	0.0%
		Equity - 16 Common Units		—	—	—	0.0%
				11,103,725	11,103,725	8,383,725

Brantley Transportation LLC(7)(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	11,355,575	9,000,000	7,719,520	1.7%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(13)	8/2/2017	668,105	668,105	668,105	0.1%
		Equity - 7.5 Common Units		—	—	—	0.0%
				12,023,680	9,668,105	8,387,625

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		30,552,190	30,552,190	30,552,190	6.6%
		Preferred Equity - A-1 Preferred (3.00% PIK)		3,953,700	3,953,700	3,953,700	0.9%
		Equity - 57,300 Class B Units		—	57,300	63,603	0.0%
				34,505,890	34,563,190	34,569,493

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.5%
		Equity - 33,300 Preferred Units		—	3,330,000	3,330,000	0.7%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$93,033,817	$91,026,729	$90,071,365

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Controlled Investments:(5)

Capstone Nutrition(12)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	$26,124,967	$20,803,397	$18,002,715	3.9%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	11,304,251	9,153,997	7,789,760	1.7%
		Equity - 4,664.6 Class B Units and 9,424.4 Class C Units		—	12	—	0.0%
		Equity - 2,932.3 Common Units		—	400,003	—	0.0%
				37,429,218	30,357,409	25,792,475

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	56,087,500	56,137,946	12.2%
				—	56,087,500	56,137,946

NVTN LLC(7)(22)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(13)	11/9/2020	3,505,990	3,505,990	3,505,990	0.8%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	10,604,502	10,604,502	10,604,502	2.3%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	6,518,046	6,518,046	6,518,046	1.4%
		Equity - 787.4 Class A Units		—	9,550,922	9,550,922	2.1%
				20,628,538	30,179,460	30,179,460

OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 13.00% PIK)(10)(16)	5/5/2019	25,470,636	22,880,599	24,500,205	5.3%
		Senior Secured First Lien Term Loan (8.00% PIK)	5/5/2019	1,409,669	1,409,669	1,409,669	0.3%
		Unsecured Debt (8.00% PIK)(10)	7/24/2025	26,666,961	22,727,575	—	0.0%
		Equity - 5,055.56 Common Units		—	872,698	—	0.0%
				53,547,266	47,890,541	25,909,874

URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(14)	5/2/2022	14,966,563	14,966,563	14,966,563	3.3%
		Preferred Equity (12.00% PIK)		5,500,000	5,500,000	5,500,000	1.2%
		Equity - 397,466 Common Units		—	12,936,879	12,937,518	2.8%
				20,466,563	33,403,442	33,404,081

Subtotal Controlled Investments				$132,071,585	$197,918,352	$171,423,836

Total Investments, September 30, 2017				$865,999,081	$914,053,279	$836,990,899	181.8%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest and is net of repayments.

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

(12)	A portion of this investment was sold via a participation agreement. The amount stated is the portion retained by Medley Capital Corporation (see Note 3).

(13)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2017 was 1.24%.

(14)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2017 was 1.33%.

(15)	The interest rate on these loans is subject to 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2017 was 1.24%.

(16)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2017 was 1.33%.

(17)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2017, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(18)	This investment earns 1.00% commitment fee on all unused commitment as of September 30, 2017, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(19)	This investment earns 7.25% commitment fee on all unused commitment as of September 30, 2017, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(20)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2017 (see Note 4).

(21)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2017 (see Note 4).

(22)	Investment changed its name from DLR Restaurants LLC during fiscal year 2017.

(23)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP, and Watermill-EMI Partners, LP.

(24)	Investment changed its name from AAR Intermediate Holdings, LLC during FY 2018.

See accompanying notes to consolidated financial statements.

MEDLEY CAPITAL CORPORATION

Notes to Consolidated Financial Statements
June 30, 2018
(unaudited)

Note 1. Organization

Medley Capital Corporation (the “Company,” “we” and “us”) is a non-diversified closed end management investment company incorporated in Delaware that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected, and intends to qualify annually, to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are externally managed and advised by MCC Advisors LLC (“MCC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), pursuant to an investment management agreement. MCC Advisors is a majority owned subsidiary of Medley LLC, which is controlled by Medley Management Inc. (NYSE: MDLY), a publicly traded asset management firm, which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. We use the term “Medley” to refer collectively to the activities and operations of Medley Capital LLC, Medley LLC, Medley Management Inc., Medley Group LLC, MCC Advisors, associated investment funds and their respective affiliates.

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

On January 26, 2018, the Company priced a debt offering in Israel of $121.1 million Series A Notes (the “2024 Notes”). The 2024 Notes will mature on February 27, 2024 and the principal will be payable in four annual installments, of which 25% will be payable on each February 27 for the years 2021 through 2024. The 2024 Notes are listed on the Tel Aviv Stock Exchange (“TASE”) and denominated in New Israeli Shekels, but linked to the US Dollar at a fixed exchange rate which mitigates any currency exposure to the Company. The 2024 Notes have not been and will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements. In connection with this offering, we have dual listed our common stock on TASE.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended June 30, 2018, the Company earned approximately $2.4 million and $8.1 million in PIK interest, respectively. For the three and nine months ended June 30, 2017, the Company earned approximately $3.6 million and $12.5 million in PIK interest, respectively.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. Fee income for the three and nine months ended June 30, 2018 was approximately $0.8 million and $3.2 million, respectively (see Note 9). Fee income for the three and nine months ended June 30, 2017 was approximately $1.9 million and $4.8 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the three and nine months ended June 30, 2018, $19.7 million and $41.9 million, respectively, of our realized losses were related to certain non-cash restructuring transactions, which is recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. During the three and nine months ended June 30, 2017, $21.2 million and $27.5 million, respectively, of our realized losses were related to certain non-cash restructuring transactions, which is recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At June 30, 2018, certain investments in 9 portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $63.2 million, or 10.0% of the fair value of our portfolio. At September 30, 2017, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $72.5 million, or 8.7% of the fair value of our portfolio.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contracts with a customer, (2) identify the performance obligations in the contracts, (3) determine the transaction prices, (4) allocate the transaction prices to the performance obligations in the contracts, and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. The new standard will become effective for the Company on October 1, 2018, with early application permitted to the effective date of October 1, 2017. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The guidance does not apply to revenue associated with financial instruments, including loans and notes that are accounted for under other U.S. GAAP. As a result, the Company does not expect the new revenue recognition guidance to have a material impact on the elements of its Consolidated Statements of Operations, most closely associated with financial instruments, including realized gains, fees, interest and dividend income. The Company plans to adopt the revenue recognition guidance in the first quarter of fiscal year 2019. The Company’s implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts and related accounting policies. The Company has determined that its significant revenue sources associated with financial instruments, including loans and notes that are accounted for under other U.S. GAAP, are considered not in the scope of ASU 2014-09. As a result, the new guidance will not have a significant impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), or ASU 2016-15, which intends to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements and distributions from certain equity method investments. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. The Company plans to adopt this guidance in the first quarter of fiscal year 2019. The adoption of this guidance may impact the presentation of cash flows, but will not otherwise have a material impact on the Company's consolidated balance sheets or statements of operations.

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

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of June 30, 2018 and September 30, 2017, the Company recorded a deferred tax liability of $0.4 million and $0.9 million, respectively, on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net gain/(loss) on investments in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2018, the change in provision for deferred taxes on the unrealized depreciation on investments was $0.2 million and $0.5 million, respectively. For the three and nine months ended June 30, 2017, the change in provision for deferred taxes on the unrealized depreciation on investments was $0.8 million and $0.8 million, respectively.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at June 30, 2018. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of June 30, 2018 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$469,700	62.5%	$384,286	60.5%
Senior Secured Second Lien Term Loans	47,657	6.3	47,434	7.5
Senior Secured First Lien Notes	20,000	2.7	20,154	3.2
Unsecured Debt	23,734	3.2	1,007	0.2
MCC Senior Loan Strategy JV I LLC	78,575	10.4	78,231	12.3
Equity/Warrants	112,270	14.9	103,756	16.3
Total	$751,936	100.0%	$634,868	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At June 30, 2018 and September 30, 2017, the total fair value of warrants was $1.2 million and $2.3 million, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the three and nine months ended June 30, 2018, the Company acquired no warrant positions and two warrant positions, respectively. During the three and nine months ended June 30, 2017, the Company acquired no warrant positions and one warrant position, respectively.

Total unrealized depreciation related to warrants for the three and nine months ended June 30, 2018 was $1.4 million and $1.9 million, respectively, and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. Total unrealized depreciation related to warrants for the three and nine months ended June 30, 2017 was $2.2 million and $2.4 million, respectively, and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2018 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$111,306	17.5%
Construction & Building	87,146	13.7
Multisector Holdings	78,231	12.3
High Tech Industries	49,020	7.7
Healthcare & Pharmaceuticals	44,541	7.0
Energy: Oil & Gas	44,396	7.0
Hotel, Gaming & Leisure	37,692	5.9
Aerospace & Defense	37,399	5.9
Containers, Packaging & Glass	30,394	4.8
Wholesale	18,044	2.9
Services: Consumer	15,699	2.5
Banking, Finance, Insurance & Real Estate	15,416	2.4
Automotive	13,456	2.1
Capital Equipment	13,024	2.1
Metals & Mining	11,402	1.8
Consumer goods: Non-durable	6,233	1.0
Media: Broadcasting & Subscription	5,788	0.9
Retail	5,614	0.9
Chemicals, Plastics & Rubber	4,078	0.7
Environmental Industries	3,203	0.5
Media: Advertising, Printing & Publishing	2,786	0.4
Total	$634,868	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2017 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$142,912	17.1%
Construction & Building	130,633	15.6
Healthcare & Pharmaceuticals	67,301	8.0
Banking, Finance, Insurance & Real Estate	63,491	7.6
Hotel, Gaming & Leisure	63,012	7.5
Multisector Holdings	56,138	6.7
Energy: Oil & Gas	54,800	6.5
Aerospace & Defense	53,650	6.4
Automotive	38,434	4.6
Containers, Packaging & Glass	38,086	4.6
High Tech Industries	25,809	3.1
Metals & Mining	21,127	2.5
Chemicals, Plastics & Rubber	20,012	2.4
Beverage & Food	16,118	1.9
Capital Equipment	13,180	1.6
Media: Broadcasting & Subscription	8,384	1.0
Services: Consumer	7,967	1.0
Wholesale	7,067	0.8
Retail	3,584	0.4
Media: Advertising, Printing & Publishing	2,955	0.4
Environmental Industries	1,330	0.2
Consumer goods: Durable	850	0.1
Consumer goods: Non-durable	151	0.0
Total	$836,991	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at June 30, 2018 (dollars in thousands):

	Fair Value	Percentage
Northeast	$149,251	23.5%
Midwest	139,739	22.0
West	129,427	20.4
Southeast	80,087	12.6
Southwest	68,489	10.8
Mid-Atlantic	67,875	10.7
Total	$634,868	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2017 (dollars in thousands):

	Fair Value	Percentage
Midwest	$188,957	22.6%
Southwest	152,883	18.3
Northeast	152,662	18.2
Southeast	152,469	18.2
West	133,190	15.9
Mid-Atlantic	56,830	6.8
Total	$836,991	100.0%

Transactions With Affiliated/Controlled Companies

During the nine months ended June 30, 2018 and 2017, the Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments were as follows (prior period table modified to conform to the current period presentation):

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2017	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2018	Income Earned

Affiliated Investments
1888 Industrial Services, LLC(4)	Senior Secured First Lien Term Loan A	$8,984,232	$—	$—	$—	$—	$8,984,232	$461,351
	Senior Secured First Lien Term Loan B	19,746,290	1,906,052	—	(2,427,755)	—	19,224,587	1,978,170
	Revolving Credit Facility	—	3,054,639	—	—	—	3,054,639	62,047
	Equity	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	8,340,525	105,860	—	(2,570,051)	—	5,876,334	212,656
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	—	—	—	—	—	—
	Preferred Equity Series AAA	43,200	428,800	—	(560,000)	—	(88,000)	—
	Equity	—	—	—	—	—	—	—
Brantley Transportation LLC	Senior Secured First Lien Term Loan	7,719,520	—	—	(1,559,604)	—	6,159,916	—
	Senior Secured First Lien Delayed Draw Term Loan	668,105	(165,000)	—	—	—	503,105	32,842
	Equity	—	—	—	—	—	—	—
JFL-NGS Partners, LLC	Preferred Equity A-2	30,552,190	916,565	—	—	—	31,468,755	686,972
	Preferred Equity A-1	3,953,700	118,611	—	—	—	4,072,311	88,900
	Equity	63,603	—	—	7,399,149	—	7,462,752	—
JFL-WCS Partners, LLC	Preferred Equity Class A	—	1,166,292	—	—	—	1,166,292	30,100

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2017	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2018	Income Earned

	Equity	—	129,588	—	—	—	129,588	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	500,250
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$90,071,365	$7,661,407	$—	$281,739	$—	$98,014,511	$4,053,288

Controlled Investments
Capstone Nutrition	Senior Secured First Lien Term Loan	$18,002,715	$—	$—	$(5,845,850)	$—	$12,156,865	$—
	Senior Secured First Lien Delayed Draw Term Loan	7,789,760	—	—	(2,529,495)	—	5,260,265	—
	Senior Secured First Lien Incremental Delayed Draw	—	2,157,066	—	—	—	2,157,066	138,415
	Equity - Class B and C Units	—	—	—	—	—	—	—
	Equity - Common Units	—	—	—	—	—	—	—
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	56,137,946	22,487,500	—	(394,453)	—	78,230,993	5,009,375
NVTN LLC	Senior Secured First Lien Term Loan	3,505,990	500,000	—	—	—	4,005,990	159,580
	Senior Secured First Lien Term Loan B	10,604,502	897,475	—	—	—	11,501,977	912,924
	Senior Secured First Lien Term Loan C	6,518,046	699,083	—	—	—	7,217,129	711,660
	Equity	9,550,922	—	—	(7,640,738)	—	1,910,184	—
OmniVere LLC	Senior Secured First Lien Term Loan	24,500,205	—	—	(10,807,380)	—	13,692,825	—
	Senior Secured First Lien Term Loan	1,409,669	2,720,804	—	—	—	4,130,473	152,079
	Unsecured Debt	—	—	—	—	—	—	—
	Equity	—	—	—	—	—	—	—
TPG Plastics LLC	Senior Secured Second Lien Term Loan	—	—	401,346	—	—	401,346	4,287
	Unsecured Debt	—	—	360,000	—	—	360,000	3,900
	Unsecured Debt	—	—	646,996	—	—	646,996	701
	Equity	—	—	2,670,154	—	—	2,670,154	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	14,966,563	—	—	—	—	14,966,563	1,144,063
	Preferred Equity	5,500,000	350,795	—	—	—	5,850,795	514,634
	Equity	12,937,518	—	—	—	—	12,937,518	—
Total Controlled Investments		$171,423,836	$29,812,723	$4,078,496	$(27,217,916)	$—	$178,097,139	$8,751,618

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2016	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2017	Income Earned

Affiliated Investments
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	$—	$305,760	$7,832,358	$96,735	$—	$8,234,853	$607,526
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	184,000	—	(184,000)	—	—	—
	Preferred Equity Series AAA	—	209,600	—	—	—	209,600	—
	Equity	—	—	—	—	—	—	—
Brantley Transportation LLC	Senior Secured First Lien Term Loan	—	(41,189)	5,351,092	2,177,756	—	7,487,659	(41,189)
	Senior Secured First Lien Delayed Draw Term Loan	—	75,000	637,500	—	—	712,500	32,233
	Equity	—	—	—	—	—	—	—
Dream Finders Homes, LLC	Senior Secured First Lien Term Loan	—	(2,975,912)	7,071,897	30,449	—	4,126,434	697,397
	Equity	—	—	1,619,379	926,398	—	2,545,777	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	500,250
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$10,000,000	$(2,242,741)	$22,512,226	$3,047,338	$—	$33,316,823	$1,796,217

Controlled Investments
1888 Industrial Services, LLC(4)	Senior Secured First Lien Term Loan A	$8,984,232	$—	$—	$—	$—	$8,984,232	$412,153
	Senior Secured First Lien Term Loan B	14,889,405	1,678,145	—	3,178,741	—	19,746,291	1,678,553
	Revolving Credit Facility	—	359,369	—	—	—	359,369	28,041
	Equity	—	—	—	—	—	—	—
Capstone Nutrition	Senior Secured First Lien Term Loan	14,615,564	—	—	3,244,299	—	17,859,863	—
	Senior Secured First Lien Delayed Draw Term Loan	6,324,142	—	—	1,403,805	—	7,727,947	—
	Equity - Class B and C Units	—	—	—	—	—	—	—
	Equity - Common Units	—	—	—	—	—	—	—
Lydell Jewelry Design Studio, LLC	Senior Secured First Lien Term Loan	5,707,522	—	—	(1,504,487)	—	4,203,035	—
	Senior Secured First Lien Delayed Draw Term Loan	1,500,000	1,523,818	—	—	—	3,023,818	114,816
	Equity	—	—	—	—	—	—	—
	Equity	—	—	—	—	—	—	—
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	31,252,416	22,400,000	—	650,467	—	54,302,883	2,668,750
NorthStar Group Services, Inc.	Preferred Equity A-2	—	—	30,552,190	—	—	30,552,190	48,374
	Preferred Equity A-1	—	3,953,700	—	—	—	3,953,700	6,260
	Equity	—	57,300	—	6,412	—	63,712	—

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2016	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2017	Income Earned

NVTN LLC	Senior Secured First Lien Term Loan	—	750,000	2,755,990	—	—	3,505,990	104,251
	Senior Secured First Lien Term Loan B	—	482,390	9,941,281	—	—	10,423,671	678,319
	Senior Secured First Lien Term Loan C	—	427,130	5,950,478	—	—	6,377,608	518,118
	Equity	—	—	9,550,922	—	—	9,550,922	—
OmniVere LLC	Senior Secured First Lien Term Loan	22,360,258	827,585	—	718,805	—	23,906,648	828,406
	Senior Secured First Lien Term Loan	—	1,105,785	—	—	—	1,105,785	17,255
	Unsecured Debt	11,336,861	1,972,687	—	(13,309,548)	—	—	—
	Equity	—	—	—	—	—	—	—
United Road Towing, Inc	Senior Secured Second Lien Term Loan	18,725,607	(18,725,607)	—	—	—	—	652,724
	Preferred Equity Class C	1,186,268	(2,255,263)	—	15,150,910	(14,081,915)	—	8,242
	Preferred Equity Class C-1	—	(466,844)	—	2,456,143	(1,989,299)	—	1,572
	Preferred Equity Class A-2	—	(675,694)	—	4,664,855	(3,989,161)	—	2,420
	Equity	—	1,098,096	—	—	(1,098,096)	—	—
URT Acquisition Holdings	Senior Secured Second Lien Term Loan	—	10,500,000	4,500,000	—	—	15,000,000	250,000
	Preferred Equity	—	—	5,500,000	—	—	5,500,000	19,891
	Equity	—	—	12,936,880	4	—	12,936,884	—
Total Controlled Investments		$136,882,275	$25,012,597	$81,687,741	$16,660,406	$(21,158,471)	$239,084,548	$8,038,145

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

(2)	Amount of income earned represents distributions from MCC JV to the Company and is a component of dividend income, net of provisional taxes in the Consolidated Statements of Operations.

(3)	The par amount and additional detail are shown in the consolidated schedule of investments.

(4)	Investment changed its name from AAR Intermediate Holdings, LLC during FY 2018.

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and 2017. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the nine months ended June 30, 2018 and 2017.

Loan Participation Sales

The Company may sell portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At June 30, 2018, there were five participation agreements outstanding with an aggregate fair value of $30.7 million. At September 30, 2017, there were eight participation agreements outstanding with an aggregate fair value of $124.5 million. The transfer of the participated portion of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. In each case, the Company’s loan participation agreements satisfy the following conditions:

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

During the three and nine months ended June 30, 2018, the Company collected interest and principal payments on behalf of the participant in aggregate amounts of $17.0 million and $21.2 million, respectively. During the three and nine months ended June 30, 2017, the Company collected interest and principal payments on behalf of the participant in aggregate amounts of $2.2 million and $9.7 million, respectively. Under the terms of the participation agreements, the Company will collect and remit periodic payments to the participant equal to the participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

As of June 30, 2018, MCC JV had total capital commitments of $100.0 million, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $89.8 million was funded as of June 30, 2018 relating to these commitments, of which $78.6 million was from the Company. As of June 30, 2018, MCC JV’s board of managers had approved advances of capital of up to $0.3 million of the remaining capital commitments, of which $0.2 million is from the Company.

On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG (“CS”) with commitments of $100 million subject to leverage and borrowing base restrictions. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. The JV Facility bears interest at a rate of LIBOR (with no minimum) + 2.50% per annum. The JV Facility reinvestment period ends on March 30, 2019 and the stated maturity date is March 30, 2022. As of June 30, 2018 and September 30, 2017, there was approximately $179.3 million and $130.5 million outstanding under the JV Facility, respectively.

At June 30, 2018 and September 30, 2017, MCC JV had total investments at fair value of $262.8 million and $184.2 million, respectively. As of June 30, 2018 and September 30, 2017, MCC JV’s portfolio was comprised of senior secured first lien term loans to 55 and 46 borrowers, respectively. As of June 30, 2018 and September 30, 2017, certain investments in one portfolio company held by MCC JV were on non-accrual status.

Below is a summary of MCC JV’s portfolio, excluding equity investments, followed by a listing of the individual investments in MCC JV’s portfolio as of June 30, 2018 and September 30, 2017:

	June 30, 2018	September 30, 2017
	(unaudited)
Senior secured loans(1)	$267,504,346	$187,473,188
Weighted average current interest rate on senior secured loans(2)	7.21%	6.69%
Number of borrowers in MCC JV	55	46
Largest loan to a single borrower(1)	$11,173,572	$11,346,929
Total of five largest loans to borrowers(1)	$48,846,434	$44,015,117

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at par.

MCC JV Loan Portfolio as of June 30, 2018
(unaudited)

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

4 Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	$11,173,572	$11,173,572	$11,173,572	12.5%
				11,173,572	11,173,572	11,173,572

Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	11/22/2023	2,950,206	2,943,644	2,937,225	3.3%
		Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	11/22/2023	700,000	699,125	695,170	0.8%
				3,650,206	3,642,769	3,632,395

Associated Asphalt Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/5/2024	988,929	984,844	963,414	1.1%
				988,929	984,844	963,414

Avantor, Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	11/21/2024	6,542,125	6,456,124	6,569,602	7.3%
				6,542,125	6,456,124	6,569,602

Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	4/12/2023	2,369,063	2,363,958	2,369,063	2.6%
				2,369,063	2,363,958	2,369,063

BW NHHC Holdco Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(1)	5/15/2025	7,000,000	6,896,387	6,895,000	7.7%
				7,000,000	6,896,387	6,895,000

Canyon Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 3.25%, 1.00% LIBOR Floor)(1)	6/16/2023	953,853	951,827	956,237	1.1%
				953,853	951,827	956,237

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,417,500	5,375,576	5,386,620	6.0%
				5,417,500	5,375,576	5,386,620

CD&R TZ Purchaser, Inc	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,436,877	3,399,358	3,394,603	3.8%
				3,436,877	3,399,358	3,394,603

CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	2,875,000	2,861,076	2,860,625	3.2%
				2,875,000	2,861,076	2,860,625

Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.75%)(1)	10/4/2024	9,032,013	9,010,733	9,019,368	10.1%
				9,032,013	9,010,733	9,019,368

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan B (ABR + 5.75% PIK, 4.75% ABR Floor)(1)(3)	4/1/2019	236,514	213,451	41,295	0.0%
		Senior Secured First Lien Term Loan C (ABR + 8.75% PIK, 4.75% ABR Floor)(1)(3)	4/1/2019	1,766,333	717,016	—	0.0%
		Senior Secured First Lien Term Loan D (ABR + 7.25% PIK, 4.75% ABR Floor)(1)(3)	4/1/2019	1,038,290	—	—	0.0%
		Common Stock (41 units)	4/1/2019	—	—	—	0.0%
				3,041,137	930,467	41,295

CSP Technologies North America, LLC	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	1/31/2022	2,461,562	2,461,562	2,461,562	2.9%
				2,461,562	2,461,562	2,461,562

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	4,185,842	4,083,771	4,049,802	4.5%
				4,185,842	4,083,771	4,049,802

DigiCert, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	10/31/2024	4,488,750	4,469,228	4,482,017	5.0%
				4,488,750	4,469,228	4,482,017

Elite Comfort Solutions LLC	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	1/15/2021	5,583,356	5,583,356	5,583,356	6.2%
				5,583,356	5,583,356	5,583,356

Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.25%, 1.00% LIBOR Floor)(1)	12/22/2023	4,038,213	4,010,962	4,038,213	4.5%
				4,038,213	4,010,962	4,038,213

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,946,565	2,937,508	2,655,739	3.0%
				2,946,565	2,937,508	2,655,739

Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/23/2024	4,962,563	4,945,282	4,962,563	5.6%
				4,962,563	4,945,282	4,962,563

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/20/2023	10,718,357	10,718,357	10,718,357	12.1%
				10,718,357	10,718,357	10,718,357

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/30/2022	1,837,500	1,818,388	1,710,345	1.9%
				1,837,500	1,818,388	1,710,345

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	4/26/2025	7,000,000	6,977,794	6,982,500	7.8%
				7,000,000	6,977,794	6,982,500

Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	7,900,000	7,836,660	7,533,440	8.4%
				7,900,000	7,836,660	7,533,440

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,937,500	4,898,055	4,848,131	5.4%
				4,937,500	4,898,055	4,848,131

Isagenix International, LLC	Consumer Goods - Durable	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/16/2025	2,975,000	2,958,462	2,975,000	3.3%
				2,975,000	2,958,462	2,975,000

Jackson Hewitt Tax Services Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	4/20/2023	6,000,000	6,000,000	6,000,000	6.7%
				6,000,000	6,000,000	6,000,000

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	6,241,305	6,142,885	6,228,823	7.0%
				6,241,305	6,142,885	6,228,823

The KEYW Corporation	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	5/8/2024	3,500,000	3,482,797	3,482,500	3.9%
				3,500,000	3,482,797	3,482,500

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	5,031,606	4,947,713	4,962,673	5.6%
				5,031,606	4,947,713	4,962,673

LegalZoom.com, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/21/2024	1,989,893	1,971,653	1,956,264	2.2%
				1,989,893	1,971,653	1,956,264

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	5,573,718	5,548,547	5,657,324	6.3%
				5,573,718	5,548,547	5,657,324

Loparex International B.V.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	4/11/2025	7,500,000	7,463,646	7,462,500	8.3%
				7,500,000	7,463,646	7,462,500

Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	3,444,083	3,444,083	3,414,464	3.8%
				3,444,083	3,444,083	3,414,464

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	7/14/2022	4,568,920	4,560,266	4,568,920	5.1%
				4,568,920	4,560,266	4,568,920

Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	3/28/2025	4,239,375	4,218,895	4,218,178	4.7%
				4,239,375	4,218,895	4,218,178

Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	4,950,000	4,929,310	4,914,855	5.5%
				4,950,000	4,929,310	4,914,855

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/22/2022	4,924,051	4,924,051	4,924,051	5.5%
				4,924,051	4,924,051	4,924,051

Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/3/2024	6,830,625	6,764,268	6,762,319	7.6%
				6,830,625	6,764,268	6,762,319

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	11/30/2021	4,925,281	4,925,281	4,905,580	5.5%
				4,925,281	4,925,281	4,905,580

Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	5/25/2023	7,972,492	7,928,578	7,932,630	8.9%
				7,972,492	7,928,578	7,932,630

Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)(1)	2/3/2025	3,466,313	3,458,151	3,448,981	3.9%
				3,466,313	3,458,151	3,448,981

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	2/28/2022	2,796,429	2,755,077	2,785,243	3.1%
				2,796,429	2,755,077	2,785,243

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/31/2022	4,292,584	4,256,227	4,292,584	4.8%
				4,292,584	4,256,227	4,292,584

Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	9,950,000	9,904,287	9,950,000	11.1%
				9,950,000	9,904,287	9,950,000

Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	11/11/2024	6,225,023	6,204,875	6,217,553	7.0%
				6,225,023	6,204,875	6,217,553

Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/16/2024	3,965,013	3,929,951	3,967,392	4.4%
				3,965,013	3,929,951	3,967,392

Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/9/2023	4,987,500	4,939,730	4,975,530	5.6%
				4,987,500	4,939,730	4,975,530

The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/28/2021	4,936,387	4,936,387	4,929,969	5.5%
				4,936,387	4,936,387	4,929,969

ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	10/11/2024	5,000,000	4,986,259	4,975,000	5.6%
				5,000,000	4,986,259	4,975,000

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	1/31/2025	2,468,813	2,457,191	2,481,897	2.8%
				2,468,813	2,457,191	2,481,897

United Road Services, Inc	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	9/1/2024	3,910,000	3,892,352	3,924,858	4.4%
				3,910,000	3,892,352	3,924,858

Verscend Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/1/2023	2,760,294	2,740,555	2,791,209	3.1%
				2,760,294	2,740,555	2,791,209

Wheels Up Partners LLC	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 8.55%, 1.00% LIBOR Floor)(1)	10/15/2020	4,628,783	4,507,086	4,547,780	5.1%
				4,628,783	4,507,086	4,547,780

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	2/12/2024	6,982,500	6,982,500	6,982,500	7.8%
				6,982,500	6,982,500	6,982,500

Z-Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,927,875	2,927,875	2,910,601	3.3%
				2,927,875	2,927,875	2,910,601

Total Investments, June 30, 2018				$267,504,346	$263,876,552	$262,834,997	294.2%

(1)	Represents the annual current interest rate as of June 30, 2018. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	This investment was on non-accrual status as of June 30, 2018.

(4)	Percentage is based on MCC JV's net assets of $89,406,852 as of June 30, 2018.

MCC JV Loan Portfolio as of September 30, 2017

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	$11,346,929	$11,346,929	$11,346,929	17.7%
				11,346,929	11,346,929	11,346,929

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	10/1/2021	5,006,781	4,978,815	4,981,747	7.8%
				5,006,781	4,978,815	4,981,747

Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	11/22/2023	497,500	496,327	502,475	0.8%
				497,500	496,327	502,475

Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/4/2023	1,811,579	1,796,231	1,781,688	2.8%
				1,811,579	1,796,231	1,781,688

Apco Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/31/2022	3,508,277	3,432,083	3,508,277	5.5%
				3,508,277	3,432,083	3,508,277

API Technologies Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	4/22/2022	2,951,250	2,906,128	2,951,250	4.6%
				2,951,250	2,906,128	2,951,250

Associated Asphalt Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/5/2024	997,500	992,848	992,513	1.5%
				997,500	992,848	992,513

Avantor Performance Materials Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	3/11/2024	2,985,000	2,978,117	2,985,000	4.7%
				2,985,000	2,978,117	2,985,000

Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/12/2023	2,962,500	2,918,684	2,962,500	4.6%
		Senior Secured First Lien Term Loan (ABR + 4.00%, 4.25% ABR Floor)(1)	4/12/2023	7,500	7,389	7,500	0.0%
				2,970,000	2,926,073	2,970,000

Canyon Valor Companies, Inc. (fka GTCR Valor Companies, Inc.)	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	6/16/2023	2,475,000	2,468,952	2,499,750	3.9%
				2,475,000	2,468,952	2,499,750

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,458,750	5,410,676	5,450,016	8.5%
				5,458,750	5,410,676	5,450,016

CD&R TZ Purchaser, Inc	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,465,000	3,421,596	3,456,338	5.4%
				3,465,000	3,421,596	3,456,338

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan B (ABR + 5.50% PIK, 4.25% ABR Floor)(1)(3)	4/1/2019	219,589	213,451	59,728	0.1%
		Senior Secured First Lien Term Loan C (ABR + 8.50% PIK, 4.25% ABR Floor)(1)(3)	4/1/2019	1,603,881	717,016	—	0.0%
		Preferred Facility (ABR + 7.00% PIK, 3.75% ABR Floor)(1)(3)	4/1/2019	934,849	—	—	0.0%
		Revolving Credit Facility (ABR + 3.50% Cash, 4.25% ABR Floor)(1)	4/1/2019	—	—	—	0.0%
		Common Stock		41	—	—	0.0%
				2,758,360	930,467	59,728

CSP Technologies North America, LLC	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	1/31/2022	2,480,781	2,480,781	2,480,781	3.9%
				2,480,781	2,480,781	2,480,781

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	5,218,206	5,063,171	5,218,206	8.1%
				5,218,206	5,063,171	5,218,206

Elite Comfort Solutions, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	1/15/2021	5,810,616	5,810,616	5,810,616	9.1%
				5,810,616	5,810,616	5,810,616

Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/22/2023	3,482,500	3,451,297	3,517,325	5.5%
				3,482,500	3,451,297	3,517,325

Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	5/2/2023	979,038	976,115	982,758	1.5%
				979,038	976,115	982,758

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,969,466	2,957,674	2,908,592	4.5%
				2,969,466	2,957,674	2,908,592

Global Eagle Entertainment Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)	1/6/2023	4,147,500	4,079,692	4,116,394	6.4%
				4,147,500	4,079,692	4,116,394

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/20/2023	6,708,188	6,708,188	6,708,188	10.5%
				6,708,188	6,708,188	6,708,188

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/30/2022	1,851,563	1,828,706	1,773,982	2.8%
				1,851,563	1,828,706	1,773,982

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	3/18/2024	3,110,895	3,096,476	3,110,895	4.8%
				3,110,895	3,096,476	3,110,895

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	7,960,000	7,884,180	7,880,400	12.3%
				7,960,000	7,884,180	7,880,400

Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,975,000	4,928,990	4,925,250	7.7%
				4,975,000	4,928,990	4,925,250

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	8,000,000	7,857,692	8,000,000	12.5%
				8,000,000	7,857,692	8,000,000

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	6,500,000	6,377,734	6,516,250	10.3%
				6,500,000	6,377,734	6,516,250

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	5,000,000	4,950,691	4,950,000	7.7%
				5,000,000	4,950,691	4,950,000

Lighthouse Network, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	10/13/2023	4,466,250	4,427,648	4,466,250	7.1%
				4,466,250	4,427,648	4,466,250

MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	12/15/2022	5,163,678	5,128,257	5,163,678	8.0%
				5,163,678	5,128,257	5,163,678

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	7/14/2022	2,932,340	2,932,340	2,932,340	4.6%
				2,932,340	2,932,340	2,932,340

Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	4,987,500	4,963,982	4,962,563	7.7%
				4,987,500	4,963,982	4,962,563

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/22/2022	4,962,025	4,962,025	4,962,025	7.7%
				4,962,025	4,962,025	4,962,025

Pomeroy Group LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	11/30/2021	2,343,582	2,288,650	2,329,989	3.6%
		Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	11/30/2021	419,501	409,668	417,068	0.7%
				2,763,083	2,698,318	2,747,057

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	11/30/2021	4,962,500	4,921,159	4,996,741	7.8%
				4,962,500	4,921,159	4,996,741

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.75%, 1.00% LIBOR Floor)(1)	4/29/2022	1,176,137	1,158,096	1,191,191	1.9%
				1,176,137	1,158,096	1,191,191

Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	5/25/2023	4,987,500	4,940,019	4,937,625	7.7%
				4,987,500	4,940,019	4,937,625

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	2/28/2022	2,948,214	2,895,729	2,935,832	4.6%
				2,948,214	2,895,729	2,935,832

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/31/2022	2,778,498	2,737,893	2,806,283	4.4%
				2,778,498	2,737,893	2,806,283

Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/16/2024	5,000,000	4,950,395	4,950,000	7.7%
				5,000,000	4,950,395	4,950,000

Sundial Group Holdings LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/15/2024	10,000,000	9,852,004	9,850,000	15.4%
				10,000,000	9,852,004	9,850,000

Survey Sampling International, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/16/2020	2,954,530	2,934,263	2,954,530	4.6%
				2,954,530	2,934,263	2,954,530

TouchTunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/28/2021	4,974,555	4,974,555	5,005,894	7.8%
				4,974,555	4,974,555	5,005,894

TrialCard Incorporated	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	10/26/2021	3,300,075	3,273,215	3,300,075	5.1%
				3,300,075	3,273,215	3,300,075

VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/1/2023	2,962,500	2,938,097	2,958,353	4.6%
				2,962,500	2,938,097	2,958,353

VIP Cinema Holdings, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	3/1/2023	728,165	724,860	735,446	1.1%
				728,165	724,860	735,446

Total Investments, September 30, 2017				$187,473,229	$183,950,100	$184,241,231	287.6%

(1)	Represents the annual current interest rate as of September 30, 2017. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	This investment was on non-accrual status as of September 30, 2017.

(4)	Percentage is based on MCC JV's net assets of $64,157,655 as of September 30, 2017.

Below is certain summarized financial Information for MCC JV as of June 30, 2018 and September 30, 2017, and for the three and nine months ended June 30, 2018 and 2017:

	June 30, 2018	September 30, 2017
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: of $263,876,552 and $183,950,100, respectively)	$262,834,997	$184,241,231
Cash	8,326,619	8,908,117
Other assets	1,051,104	597,831
Total assets	$272,212,720	$193,747,179

Line of credit (net of debt issuance costs of $1,517,573 and $1,789,953, respectively)	$177,762,427	$128,690,047
Other liabilities	4,315,883	440,959
Interest payable	727,558	458,518
Total liabilities	182,805,868	129,589,524
Members' capital	89,406,852	64,157,655
Total liabilities and members' capital	$272,212,720	$193,747,179

	For the three months ended June 30		For the nine months ended June 30
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total revenues	$4,562,308	$2,776,134	$12,161,439	$7,107,843
Total expenses	(2,415,306)	(1,498,453)	(6,415,916)	(3,488,822)
Net unrealized appreciation/(depreciation)	(1,473,641)	(667,417)	(1,427,303)	(373,455)
Net realized gain/(loss)	248,853	142,139	861,361	547,827
Net income/(loss)	$922,214	$752,403	$5,179,581	$3,793,393

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

As of June 30, 2018, excluding MCC JV, the Company had no single Control Investment that represented greater than 20% of its total Investment Portfolio at fair value and no single investment whose total assets represented greater than 20% of its total assets. After performing the income test for the nine months ended June 30, 2018, the Company determined that no single Control Investment's income individually generated more than 20% of the Company's total income.

The Company determined that the assets of MCC JV represented greater than 20% of its total assets and also generated more than 20% of the Company’s total income primarily due to dividend income. Accordingly, the related summary financial information is presented in the “MCC Senior Loan Strategy JV I LLC” heading above.

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of June 30, 2018 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$384,286	$384,286
Senior Secured Second Lien Term Loans	—	—	47,434	47,434
Senior Secured First Lien Notes	—	—	20,154	20,154
Unsecured Debt	—	—	1,007	1,007
Equity/Warrants	—	—	103,756	103,756
Total	$—	$—	$556,637	$556,637
MCC Senior Loan Strategy JV I LLC(1)				$78,231
Total Investments, at fair value				$634,868

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended June 30, 2018 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2017	$537,163	$135,826	$20,478	$—	$80,260	$773,727
Purchases and other adjustments to cost	(7,003)	10,709	6	—	4,362	8,074
Originations	95,944	401	—	1,007	20,784	118,136
Sales	(25,960)	(17,714)	(7,013)	—	—	(50,687)
Settlements	(131,848)	(69,819)	—	—	—	(201,667)
Net realized gains/(losses) from investments	(20,895)	(37,806)	239	—	—	(58,462)
Net transfers in and/or out of Level 3	—	—	7,067	—	59	7,126
Net unrealized gains/(losses)	(63,115)	25,837	(623)	—	(1,709)	(39,610)
Balance as of June 30, 2018	$384,286	$47,434	$20,154	$1,007	$103,756	$556,637

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

Net change in unrealized loss included in earnings related to investments still held as of June 30, 2018 and 2017 was approximately $70.0 million and $15.1 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended June 30, 2018, one of our senior secured first lien notes with a fair value of $7.1 million, and one of our warrant positions with a fair value of $0 transferred from Level 2 to Level 3 because of the decrease in availability of the transaction data or the inputs to the valuation. During the nine months ended June 30, 2018, one of our equity positions with a fair value of $0 transferred from Level 1 to Level 3 because of the decrease in availability of the transaction data or the inputs to the valuation. During the nine months ended June 30, 2017, none of our investments transferred in or out of Level 3.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of June 30, 2018 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$231,942	Income Approach (DCF)	Market Yield	7.18% - 15.55% (10.53%)
Senior Secured First Lien Term Loans	134,987	Market Approach (Guideline Comparable) / Market Approach (Comparable Transactions)/Income Approach (DCF) / Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate Expected Proceeds	0.75x - 1.35x (1.00x) 4.50x - 6.50x (5.99x) 10.00% - 19.75% (17.24%) $0.0M - $5.7M ($1.4M)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	17,357	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Senior Secured First Lien Notes	20,154	Income Approach (DCF)	Market Yield	9.88%
Senior Secured Second Lien Term Loan	32,066	Income Approach (DCF)	Market Yield	9.34% - 17.31% (12.73%)
Senior Secured Second Lien Term Loans	14,967	Market Approach (Guideline Comparable) / Income Approach (DCF)	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate	0.60x - 0.80x (0.70x) 6.75x - 7.75x (7.25x) 15.50% - 17.50% (16.50%)
Senior Secured Second Lien Term Loans	401	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Unsecured Debt	—	Market Approach (Guideline Comparable) / Income Approach (DCF) / Enterprise Value Analysis	Revenue Multiple(1) Discount Rate Expected Proceeds	1.10x - 1.30x (1.20x) 18.75% - 20.75% (19.75%) $0.0M - $1.0M ($0.5M)
Unsecured Debt	1,007	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Equity	6,535	Income Approach (DCF)	Market Yield	8.75%
Equity	92,591	Market Approach (Guideline Comparable) / Market Approach (Comparable Transactions) / Income Approach (DCF) / Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate Expected Proceeds	0.70x - 1.35x (0.71x) 4.50x - 13.50x (9.85x) 10.00% - 21.50% (14.82%) $0.0M - $5.7M ($0.4M)
Equity	4,630	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Total	$556,637

The following table has been modified to conform to the current period presentation, and presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2017 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$288,134	Income Approach (DCF)	Market yield	8.63% - 14.74% (11.15%)
Senior Secured First Lien Term Loans	5,254	Enterprise Value Analysis	Expected Proceeds	$0.0M - $4.9M ($4.6M)
Senior Secured First Lien Term Loans	184,059	Market Approach (Guideline Comparable) / Market Approach (Comparable Transactions) / Income Approach (DCF)	Revenue Multiple(1) EBITDA Multiple(1) Discount rate	0.60x - 3.00x (1.42x) 5.50x - 8.00x (6.77x) 10.00% - 22.00% (17.79%)
Senior Secured First Lien Term Loans	59,716	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Senior Secured First Lien Notes	20,478	Income Approach (DCF)	Market yield	8.85% - 8.85% (8.85%)
Senior Secured Second Lien Term Loan	88,126	Income Approach (DCF)	Market yield	9.92% - 16.16% (12.22%)
Senior Secured Second Lien Term Loans	7,760	Enterprise Value Analysis	Expected Proceeds	$0.0M - $15.5M ($7.8M)
Senior Secured Second Lien Term Loan	20,894	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Senior Secured Second Lien Term Loan	19,046	Market Approach (Guideline Comparable) / Income Approach (DCF)	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate	0.55x - 0.70x (0.67x) 7.00x - 9.13x (8.06x) 17.50% - 18.00% (17.61%)
Unsecured Debt	—	Market Approach (Guideline Comparable) / Market Approach (Comparable Transactions) / Income Approach (DCF)	Revenue Multiple(1) Discount rate	1.00x -1.40x (1.20x) 17.50% - 23.50% (20.50%)
Equity	38,893	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Equity	41,367	Market Approach (Guideline Comparable) / Market Approach (Comparable Transactions) / Income Approach (DCF)	Revenue Multiple(1) EBITDA Multiple(1) Discount rate Expected Proceeds	0.70x - 3.00x (0.74x) 5.00x - 8.63x (7.10x) 10.00% - 20.50% (16.42%) $1.9M - $8.0M ($5.0M)
Equity	—	Enterprise Value Analysis	Expected Proceeds	$0.0M
Total	$773,727

(1)	Represents inputs used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

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

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks over specified time frames. The Earnout and AMI were initially recorded an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration will be remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of June 30, 2018, there was no change in fair value of the contingent consideration.

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

On November 16, 2012, we obtained an exemptive order from the Securities and Exchange Commission (“SEC”) to permit us to exclude the debt of the SBIC LP guaranteed by the SBA from our 200% asset coverage test under the 1940 Act. The exemptive order provides us with increased flexibility under the 200% asset coverage test by permitting SBIC LP to borrow up to $150 million more than it would otherwise be able to absent the receipt of this exemptive order.

The Company’s outstanding debt excluding debt issuance costs as of June 30, 2018 and September 30, 2017 was as follows (dollars in thousands):

	June 30, 2018				September 30, 2017
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
Revolving Credit Facility	$150,000	$1,500	$1,500	$1,500	$200,000	$68,000	$68,000	$68,000
Term Loan Facility	—	—	—	—	102,000	102,000	102,000	102,000
2019 Notes	—	—	—	—	—	—	—	—
2021 Notes	74,013	74,013	74,013	75,019	74,013	74,013	74,013	77,121
2023 Notes	89,847	89,847	89,847	87,690	102,847	102,847	102,847	103,464
2024 Notes	121,276	121,276	121,276	110,428	N/A	N/A	N/A	N/A
SBA Debentures	150,000	150,000	150,000	150,000	150,000	150,000	150,000	150,000
Total	$585,136	$436,636	$436,636	$424,637	$628,860	$496,860	$496,860	$500,585

Credit Facility

Term Loan Facility

The Company had a Senior Secured Term Loan Credit Agreement, as amended (the ‘‘Term Loan Facility’’), that was scheduled to mature on July 28, 2020.

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

Revolving Credit Facility

The Company has a Senior Secured Revolving Credit Agreement, as amended (the ‘‘Revolving Credit Facility’’ and collectively with the Term Loan Facility, the ‘‘Facilities’’), with ING Capital LLC, as Administrative Agent, in order to borrow funds to make additional investments.

The pricing on the Revolving Credit Facility is LIBOR (with no minimum) plus 2.75% and will decrease by an additional 25 basis points upon receiving an investment grade rating from Standard & Poor’s. The Revolving Credit Facility’s revolving period ends July 28, 2019, followed by a one year amortization period and a final maturity on July 28, 2020.

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

At June 30, 2018, the carrying amount of our borrowings under the Revolving Credit Facility approximated its fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2018 and September 30, 2017, the valuation of the Revolving Credit Facility and the Facilities, would be deemed to be Level 3 in the fair value hierarchy, respectively, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Facilities are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Facilities. As of June 30, 2018 and September 30, 2017, debt issuance costs related to the Facilities were as follows (dollars in thousands):

	June 30, 2018		September 30, 2017
	Revolving Facility	Term Facility	Revolving Facility	Term Facility
Total Debt Issuance Costs	$8,747	$4,491	$8,546	$4,490
Amortized Debt Issuance Costs	7,596	4,491	6,769	3,444
Unamortized Debt Issuance Costs	$1,151	$—	$1,777	$1,046

The following table shows the components of interest expense, commitment fees related to the Facilities, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities for the three and nine months ended June 30, 2018 and 2017 (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2018	2017	2018	2017
Revolving Facility interest	$14	$225	$729	$405
Revolving Facility commitment fee	376	447	1,150	1,952
Term Facility interest	—	1,773	1,505	5,030
Amortization of debt issuance costs	138	306	952	2,580
Agency and other fees	19	20	57	59
Total	$547	$2,771	$4,393	$10,026
Weighted average stated interest rate (annualized)	4.8%	4.1%	4.4%	3.9%
Weighted average outstanding balance	$1,220	$197,077	$68,048	$187,991

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

2024 Notes

On January 26, 2018, the Company priced a debt offering in Israel of $121.1 million in aggregate principal amount of the 2024 Notes that mature on February 27, 2024 and the principal will be payable in four annual installments, of which 25% will be payable on each February 27 for the years 2021 through 2024. As of March 27, 2018, the 2024 Notes may be redeemed in whole or in part at anytime or from time to time at the Company's option. The 2024 Notes bear interest at a rate of 5.30% per year, payable semi-annually on February 27 and August 27 of each year, beginning August 27, 2018.

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

On June 5, 2018, the Company announced that, on June 1, 2018, its board of directors authorized the Company to repurchase and retire up to $20 million of the Company’s outstanding 2024 Notes on TASE. Execution of the repurchase plan is subject to an open trading window for the Company and continued liquidity at that time and is expected to continue until the full authorized amount is purchased or market conditions change. The repurchase of the 2024 Notes is not expected to result in any material tax consequences to the Company or its note holders.

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Unsecured Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of June 30, 2018 and September 30, 2017, the Unsecured Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Unsecured Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Unsecured Notes. As of June 30, 2018 and September 30, 2017, debt issuance costs related to the Unsecured Notes were as follows (dollars in thousands):

	June 30, 2018					September 30, 2017
	2019 Notes	2021 Notes	2023 Notes	2024 Notes	Total	2019 Notes	2021 Notes	2023 Notes	2024 Notes	Total
Total Debt Issuance Costs	$1,475	$3,226	$3,102	$6,287	$14,090	$1,475	$3,226	$3,102	N/A	$7,803
Amortized Debt Issuance Costs	1,475	1,597	1,574	626	5,272	1,475	1,127	1,078	N/A	3,680
Unamortized Debt Issuance Costs	$—	$1,629	$1,528	$5,661	$8,818	$—	$2,099	$2,024	N/A	$4,123

For the three and nine months ended June 30, 2018 and 2017, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Unsecured Notes were as follows (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2018	2017	2018	2017
2019 Notes interest	$—	$—	$—	$1,116
2021 Notes interest	1,203	1,203	3,608	3,608
2023 Notes interest	1,376	1,575	4,481	4,111
2023 Notes premium	(1)	(1)	(2)	(1)
2024 Notes interest	1,551	N/A	2,641	N/A
Amortization of debt issuance costs	576	243	1,356	788
Total	$4,705	$3,020	$12,084	$9,622
Weighted average stated interest rate (annualized)	5.8%	6.3%	6.0%	6.4%
Weighted average outstanding balance	$285,135	$176,860	$240,731	$183,753

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

SBA regulations currently limit the amount that the SBIC LP may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. In June 2018, the U.S. Senate passed the Small Business Investment Opportunity Act, which the President signed into law, that amended the Small Business Investment Act of 1958 by increasing the individual leverage limit from $150 million to $175 million, subject to SBA approvals.

As of June 30, 2018 and September 30, 2017, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding that mature between September 2023 and September 2025.

Our fixed-rate SBA Debentures as of June 30, 2018 and September 30, 2017 were as follows (dollars in thousands):

	June 30, 2018		September 30, 2017
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate
September 2013	$5,000	4.404%	$5,000	4.404%
March 2014	39,000	3.951	39,000	3.951
September 2014	50,000	3.370	50,000	3.370
September 2014	6,000	3.775	6,000	3.775
September 2015	50,000	3.571	50,000	3.571
Weighted Average Rate/Total	$150,000	3.639%	$150,000	3.639%

As of June 30, 2018, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2018 and September 30, 2017, the SBA Debentures would be deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the SBA Debentures are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the SBA Debentures. As of June 30, 2018 and September 30, 2017, debt issuance costs related to the SBA Debentures were as follows (dollars in thousands):

	June 30, 2018	September 30, 2017
Total Debt Issuance Costs	$5,138	$5,138
Amortized Debt Issuance Costs	2,716	2,292
Unamortized Debt Issuance Costs	$2,422	$2,846

For the three and nine months ended June 30, 2018 and 2017, the components of interest, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2018	2017	2018	2017
SBA Debentures interest	$1,361	$1,361	$4,082	$4,082
Amortization of debt issuance costs	141	169	424	508
Total	$1,502	$1,530	$4,506	$4,590
Weighted average stated interest rate (annualized)	3.6%	3.6%	3.6%	3.6%
Weighted average outstanding balance	$150,000	$150,000	$150,000	$150,000

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

Base Management Fee - Prior to Fee Waiver Agreement

Prior to January 1, 2016, the base management fee was calculated at an annual rate of 1.75% of our gross assets (which is defined as all the assets of the Company, including those acquired using borrowings for investment purposes), and was payable quarterly in arrears. The base management fee was based on the average value of our gross assets at the end of the two most recently completed calendar quarters.

Incentive Fee - Prior to Fee Waiver Agreement

Prior to January 1, 2016, the incentive fee based on net investment income was calculated as 20.0% of the amount, if any, by which our pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets calculated as of the end of the calendar quarter immediately preceding the calendar quarter for which the incentive fee is being calculated, exceeds a 2.0% (which is 8.0% annualized) hurdle rate but also includes a “catch-up” provision. Under this provision, in any calendar quarter, our investment adviser receives no incentive fee until our net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up”, 100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of this provision is that, if pre-incentive fee net investment income exceeds 2.5% in any calendar quarter, our investment adviser will receive 20% of our pre-incentive fee net investment income as if the hurdle rate did not apply. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter including the base management fee, expenses payable under the administration agreement, and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash.

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

For the three and nine months ended June 30, 2018, the Company incurred base management fees to MCC Advisors of $3.5 million and $11.4 million, respectively. For the three and nine months ended June 30, 2017, the Company incurred base management fees to MCC Advisors of $4.4 million and $13.5 million, respectively.

For the three months ended June 30, 2018, the Company did not waive any management fees under the Fee Waiver Agreement. For the nine months ended June 30, 2018, base management fees, net of the voluntary $0.4 million waiver, was $11.0 million. For the three and nine months ended June 30, 2017, base management fees, net of $10,669 and $47,941 waived under the Fee Waiver Agreement were $4.4 million and $13.4 million, respectively.

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

For the three and nine months ended June 30, 2018, and the three months ended June 30, 2017, the Company did not incur any incentive fees on net investment income because pre-incentive fee net investment income did not exceed the hurdle amount under the formula that exists under the investment management agreement. For the nine months ended June 30, 2017, incentive fees, net of $43,663 waived under the Fee Waiver Agreement were $0.9 million.

As of June 30, 2018 and September 30, 2017, $3.5 million and $4.3 million, respectively, were included in “management and incentive fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three and nine months ended June 30, 2018, we incurred $0.9 million and $2.8 million in administrator expenses, respectively. For the three and nine months ended June 30, 2017, we incurred $1.1 million and $3.0 million in administrator expenses, respectively.

As of June 30, 2018 and September 30, 2017, $0.9 million and $0.9 million, respectively, were included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

Note 8. Commitments

Guarantees

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of June 30, 2018 and September 30, 2017, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

Unfunded commitments

As of June 30, 2018 and September 30, 2017, we had commitments under loan and financing agreements to fund up to $44.4 million to 17 portfolio companies and $23.7 million to 15 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2018 and September 30, 2017 is shown in the table below (dollars in thousands):

	June 30, 2018	September 30, 2017
Impact Sales, LLC - Delayed Draw Term Loan	$9,995	$755
Path Medical, LLC - Delayed Draw Term Loan B	7,125	—
Evergreen Services Group, LLC - Delayed Draw Term Loan	6,213	—
Barry's Bootcamp Holdings, LLC - Revolver	3,520	4,400
SMART Financial Operations, LLC - Delayed Draw Term Loan	2,700	4,725
Accupac, Inc. - Delayed Draw Term Loan	2,612	2,612
RMS Holding Company, LLC - Revolver	2,327	—
Evergreen Services Group, LLC - Revolver	1,750	—
Barry's Bootcamp Holdings, LLC - Delayed Draw Term Loan	1,271	1,271
1888 Industrial Services, LLC - Revolver	1,258	1,797
Trans-Fast Remittance LLC - Delayed Draw Term Loan	1,057	1,057
Alpine SG, LLC - Revolver	1,000	—
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Black Angus Steakhouses, LLC - Revolver	893	516
SFP Holding, Inc. - Delayed Draw Term Loan	666	1,778
Manna Pro Products, LLC - Delayed Draw Term Loan	429	—
Brook & Whittle Holdings Corp. - Delayed Draw Term Loan	310	—
Central States Dermatology Services, LLC - Delayed Draw Term Loan	200	254
SavATree, LLC - Delayed Draw Term Loan	123	167
Access Media Holdings, LLC - Series AAA Preferred Equity	88	277
Engineered Machinery Holdings, Inc. - Delayed Draw Term Loan	—	159
CP OPCO, LLC - Revolver	—	1,973
Brantley Transportation LLC - Delayed Draw Term Loan	—	788
NVTN LLC - Delayed Draw Term Loan	—	250
Total	$44,430	$23,672

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

Note 9. Fee Income

Fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, and other miscellaneous fees. The following tables summarize the Company’s fee income for the three and nine months ended June 30, 2018 and 2017 (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2018	2017	2018	2017
Origination fee	$227	$529	$1,844	$2,229
Amendment fee	204	658	383	952
Prepayment fee	200	187	220	575
Administrative agent fee	182	138	488	471
Other fees	—	358	222	606
Fee income	$813	$1,870	$3,157	$4,833

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

No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940 Act). For the three and nine months ended June 30, 2018, we accrued $0.5 million and $0.9 million for directors’ fees expense, respectively. For the three and nine months ended June 30, 2017, we accrued $0.2 million and $0.5 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of June 30, 2018.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three and nine months ended June 30, 2018 and 2017 (dollars in thousands, except share and per share amounts):

	For the three months ended June 30		For the nine months ended June 30
	2018	2017	2018	2017
Basic and diluted:
Net increase/(decrease) in net assets from operations	$(26,666)	$2,999	$(87,389)	$(2,924)
Weighted average common shares outstanding	54,474,211	54,474,211	54,474,211	54,474,211
Earnings per common share-basic and diluted	$(0.49)	$0.06	$(1.60)	$(0.05)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended June 30, 2018 and 2017:

	For the nine months ended June 30
	2018	2017
Per share data:(1)
Net asset value per share at beginning of period	$8.45	$9.49

Net investment income(2)	0.21	0.51
Net realized gains/(losses) on investments	(1.07)	(1.12)
Net unrealized appreciation/(depreciation) on investments	(0.73)	0.56
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	0.01	0.01
Loss on extinguishment of debt	(0.02)	(0.01)
Net increase/(decrease) in net assets	(1.60)	(0.05)

Distributions from net investment income	(0.42)	(0.60)
Distributions from net realized gains	—	—
Distributions from investor capital	—	—

Net asset value at end of period	$6.43	$8.84
Net assets at end of period	$350,161,597	$481,297,939
Shares outstanding at end of period	54,474,211	54,474,211

Per share market value at end of period	$3.47	$6.39
Total return based on market value(3)	(36.05)%	(9.07)%
Total return based on net asset value(4)	(16.28)%	1.13%
Portfolio turnover rate(5)	23.25%	25.23%

The following is a schedule of ratios and supplemental data for the nine months ended June 30, 2018 and 2017:

	For the nine months ended June 30
	2018	2017
Ratios:
Ratio of net investment income to average net assets after waivers(5)(6)	3.85%	7.51%
Ratio of total expenses to average net assets after waivers(5)(6)	13.27%	12.34%
Ratio of incentive fees to average net assets after waivers(6)	—%	0.17%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(5)(6)(12)	13.27%	12.17%
Percentage of non-recurring fee income(7)	5.17%	5.89%
Average debt outstanding(8)	$458,779,067	$521,744,180
Average debt outstanding per common share	$8.42	$9.58
Asset coverage ratio per unit(9)	2,222	2,277

Average market value per unit:
Facilities(10)	N/A	N/A
SBA debentures(10)	N/A	N/A
Notes due 2019(11)	N/A	$25.39
Notes due 2021	$25.55	$25.74
Notes due 2023	$25.07	$25.15
Notes due 2024	$275.50	N/A

(1)	Table may not foot due to rounding.

(2)
Net investment income excluding management and incentive fee waivers based on total weighted average common stock outstanding equals $0.21 and $0.51 per share for the nine months ended June 30, 2018 and 2017, respectively.

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

(6)
For the nine months ended June 30, 2018, excluding management and incentive fee waivers, the ratios of net investment income, total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets were 3.76%, 13.36%, 0.00%, and 13.36%, respectively. For the nine months ended June 30, 2017, excluding management and incentive fee waivers, the ratios of net investment income, total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets were 7.49%, 12.37%, 0.18%, and 12.19%, respectively.

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

(12)	Excludes incentive fees.

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

The following table summarizes the Company’s dividend distributions during the nine months ended June 30, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
During the nine months ended June 30, 2018
10/31/2017	11/22/2017	12/22/2017	$0.16
1/30/2018	2/21/2018	3/23/2018	0.16
5/4/2018	6/6/2018	6/21/2018	0.10
			$0.42

Date Declared	Record Date	Payment Date	Amount Per Share
During the nine months ended June 30, 2017
11/3/2016	11/23/2016	12/23/2016	$0.22
1/31/2017	2/22/2017	3/24/2017	0.22
5/5/2017	5/24/2017	6/23/2017	0.16
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

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the nine months ended June 30, 2018, except as disclosed below.

On August 2, 2018, the Company’s board of directors declared a quarterly dividend of $0.10 per share, payable on September 20, 2018 to stockholders of record at the close of business on September 5, 2018. The specific tax characteristics of the distribution will be reported to stockholders on Form 1099 after the end of the calendar year.

On August 9, 2018 the Company entered into a definitive agreement to merge with Sierra Income Corporation (“Sierra”). Pursuant to the Agreement and Plan of Merger by and between Sierra and the Company, the Company will merge with and into Sierra, with Sierra as the surviving entity. Company stockholders will receive 0.805 shares of Sierra’s common stock for each share of common stock of the Company they hold.

Simultaneously, pursuant to the Agreement and Plan of Merger by and among Sierra, Medley Management Inc. and Sierra Management Inc., a newly formed Delaware corporation (“Merger Sub”), Medley will merge with and into the Merger Sub, and Medley’s existing asset management business will continue to operate as a wholly owned subsidiary of Sierra. Medley stockholders will receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.65 per share in special cash dividends for each share of Medley Class A common stock they hold. Medley LLC unitholders will convert their units into shares of Class A Medley common stock and will receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.35 per share in a special cash dividend for each share of Medley Class A common stock they hold.

As a condition to closing, Sierra’s common stock will be listed to trade on the NYSE. The mergers are cross conditioned upon each other and are subject to approval by the shareholders of the Company, Sierra and Medley, regulators, including the SEC, other customary closing conditions and third party consents. Accordingly, we can provide no assurance that the mergers will be completed, that the mergers will not be delayed or that the terms of the mergers will not change.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 7, 2017, and elsewhere in this quarterly report on Form 10-Q.

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

On January 26, 2018, the Company priced a debt offering in Israel of $121.1 million Series A Notes (the “2024 Notes”). The 2024 Notes will mature on February 27, 2024 and the principal will be payable in four annual installments, of which 25% will be payable on each February 27 for the years 2021 through 2024. The 2024 Notes are listed on the Tel Aviv Stock Exchange (“TASE”) and denominated in New Israeli Shekels, but linked to the US Dollar at a fixed exchange rate which mitigates any currency exposure to the Company. The 2024 Notes have not been and will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements. In connection with this offering, we have dual listed our common stock on TASE.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if, pursuant to recent legislation, certain requirements are met) after such borrowing, with certain limited exceptions. To maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements. To maintain our RIC tax treatment under Subchapter M for U.S. federal income tax purposes, we must timely distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

•
all other expenses reasonably incurred by us or MCC Advisors in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and other allocable portions of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs (including travel expenses).

Portfolio and Investment Activity

As of June 30, 2018 and September 30, 2017, our portfolio had a fair market value of approximately $634.9 million and $837.0 million, respectively. The following table summarizes our portfolio and investment activity three and nine months ended June 30, 2018 and 2017 (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2018	2017	2018	2017
Investments made in new portfolio companies	$13,037	$47,462	$94,094	$125,332
Investments made in existing portfolio companies	16,800	27,936	38,676	49,387
Aggregate amount in exits and repayments	(117,717)	(118,959)	(245,113)	(194,082)
Net investment activity	$(87,880)	$(43,561)	$(112,343)	$(19,363)

Portfolio Companies, at beginning of period	64	64	64	58
Number of new portfolio companies	2	16	10	27
Number of exited portfolio companies	(4)	(20)	(12)	(25)
Portfolio companies, at end of period	62	60	62	60

Number of investments in existing portfolio companies	12	9	16	14

The following table summarizes the amortized cost and the fair value of our average portfolio company investment, including MCC Senior Loan Strategy JV I LLC (“MCC JV”), and largest portfolio company investment, excluding MCC JV, as of June 30, 2018 and September 30, 2017 (dollars in thousands):

	June 30, 2018		September 30, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company investment	$12,128	$10,240	$14,282	$13,078
Largest portfolio company investment	31,469	31,469	52,137	50,667

The following table summarizes the amortized cost and the fair value of investments as of June 30, 2018 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$469,700	62.5%	$384,286	60.5%
Senior Secured Second Lien Term Loans	47,657	6.3	47,434	7.5
Senior Secured First Lien Notes	20,000	2.7	20,154	3.2
Unsecured Debt	23,734	3.2	1,007	0.2
MCC Senior Loan Strategy JV I LLC	78,575	10.4	78,231	12.3
Equity/Warrants	112,270	14.9	103,756	16.3
Total	$751,936	100.0%	$634,868	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2017 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$559,461	61.2%	$537,163	64.2%
Senior Secured Second Lien Term Loans	161,885	17.7	135,826	16.2
Senior Secured First Lien Notes	26,768	2.9	27,545	3.3
Unsecured Debt	22,728	2.5	—	—
MCC Senior Loan Strategy JV I LLC	56,087	6.1	56,138	6.7
Equity/Warrants	87,124	9.6	80,319	9.6
Total	$914,053	100.0%	$836,991	100.0%

As of June 30, 2018, our income-bearing investment portfolio, which represented 71.3% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 10.0%, and 79.1% of our income-bearing investment portfolio bore interest based on floating rates, such as the London Interbank Offering Rate (“LIBOR”), and 20.9% bore interest at fixed rates. As of June 30, 2018, the weighted average yield based upon cost of our total portfolio was approximately 6.0%. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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
Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2018 and September 30, 2017 (dollars in thousands):

	June 30, 2018		September 30, 2017
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$32,419	5.1%	$42,346	5.1%
2	435,961	68.7	527,410	63.0
3	90,337	14.2	139,481	16.7
4	10,010	1.6	69,864	8.3
5	66,141	10.4	57,890	6.9
Total	$634,868	100.0%	$836,991	100.0%

Results of Operations

Operating results for the three and nine months ended June 30, 2018 and 2017 are as follows (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2018	2017	2018	2017
Total investment income	$13,945	$23,695	$51,611	$74,108
Total expenses, net	13,041	14,126	39,790	46,095
Net investment income before excise taxes	904	9,569	11,821	28,013
Excise tax expense	—	—	(158)	(267)
Net investment income	904	9,569	11,663	27,746
Net realized gains/(losses) from investments	(35,000)	(55,083)	(58,352)	(61,371)
Net unrealized appreciation/(depreciation) on investments	7,247	47,730	(40,006)	30,374
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	194	783	474	783
Loss on extinguishment of debt	(11)	—	(1,168)	(456)
Net increase/(decrease) in net assets resulting from operations	$(26,666)	$2,999	$(87,389)	$(2,924)

Investment Income

For the three and nine months ended June 30, 2018, investment income totaled $13.9 million and $51.6 million, respectively, of which $13.1 million and $48.4 million was attributable to portfolio interest and dividend income, and $0.8 million and $3.2 million to fee income.

For the three and nine months ended June 30, 2017, investment income totaled $23.7 million and $74.1 million, respectively, of which $21.8 million and $69.3 million was attributable to portfolio interest and dividend income, and $1.9 million and $4.8 million to fee income.

Operating Expenses

Operating expenses for the three and nine months ended June 30, 2018 and 2017 are as follows (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2018	2017	2018	2017
Base management fees	$3,533	$4,450	$11,376	$13,461
Incentive fees	—	—	—	896
Interest and financing expenses	6,754	7,321	20,983	24,238
Administrator expenses	950	1,075	2,774	2,988
General and administrative	474	424	1,903	1,904
Professional fees	679	616	1,821	1,930
Directors fees	521	152	919	472
Insurance	130	99	394	298
Expenses before management and incentive fee waivers	13,041	14,137	40,170	46,187
Management fee waiver	—	(11)	(380)	(48)
Incentive fee waiver	—	—	—	(44)
Expenses, net of management and incentive fee waivers	$13,041	$14,126	$39,790	$46,095

For the three months ended June 30, 2018, total operating expenses before management and incentive fee waivers decreased by $1.1 million, or 7.8%, compared to the three months ended June 30, 2017. For the nine months ended June 30, 2018, total operating expenses before management and incentive fee waivers decreased by $6.0 million, or 13.0%, compared to the nine months ended June 30, 2017.

Interest and Financing Expenses

Interest and financing expenses for the three months ended June 30, 2018 decreased by $0.6 million, or 7.7%, compared to the three months ended June 30, 2017. The decrease in interest and financing expenses was primarily due to the $102.0 million repayment of the Senior Secured Term Loan Credit Facility (the “Term Loan Facility), the reduction of the Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”) commitment to $150.0 million from $200.0 million, the redemption of $13.0 million of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes,”), partially offset by an increase in LIBOR rates and the pricing of the 2024 Notes.

Interest and financing expenses for the nine months ended June 30, 2018 decreased by $3.3 million, or 13.4%, compared to the nine months ended June 30, 2017. The decrease in interest and financing expenses was primarily due to the $102.0 million repayment of the Term Loan Facility, the reduction of the Revolving Credit Facility commitment to $150.0 million from $200.0 million, the redemption of $13.0 million of the 2023 Notes and the repayment of the 7.125% unsecured notes (the “2019 Notes”) in February 2017, partially offset by an increase in LIBOR rates and the pricing of the 2024 Notes.

Base Management Fees and Incentive Fees

Base management fees for the three months ended June 30, 2018 decreased by $0.9 million, or 20.6%, compared to the three months ended June 30, 2017 due to the decline in the portfolio during the period. There were no incentive fees payable to MCC Advisors for the three months ended June 30, 2018 and 2017.

Base management fees for the nine months ended June 30, 2018 decreased by $2.1 million, or 15.5%, compared to the nine months ended June 30, 2017 due to the decline in the portfolio during the period. Incentive fees for the nine months ended June 30, 2018 decreased by $0.9 million, or 100.0%, compared to the nine months ended June 30, 2017 due to the decrease in pre-incentive fee net investment income.

Professional Fees and Other General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended June 30, 2018 increased by $0.4 million, or 16.4%, compared to the three months ended June 30, 2017 primarily due to an increase in directors expenses, legal expenses, insurance expenses, and general and administrative expenses, offset by a decrease to administrative expenses, audit expenses, and valuation expenses.

Professional fees and general and administrative expenses for the nine months ended June 30, 2018 increased by $0.2 million, or 2.9%, compared to the nine months ended June 30, 2017 primarily due to an increase in directors expenses, legal expenses, and insurance expenses, offset by a decrease in audit expenses, administrator expenses, valuation expenses, and general and administrative expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and nine months ended June 30, 2018, we recognized $35.0 million and $58.4 million of realized loss on our portfolio investments, respectively, primarily due to the non-cash restructuring transaction of certain investments and the sale of one of our investments.

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

During the three and nine months ended June 30, 2018, we recognized a loss on extinguishment of debt of $10,848 and $1.2 million, respectively, from the payment of the remaining $102.0 million outstanding under the Term Loan Facility as well as the $13.0 million partial redemption of the 2023 Notes.

During the three months ended June 30, 2017, we did not recognize a loss on extinguishment of debt. During the nine months ended June 30, 2017, we recognized a $0.5 million loss on extinguishment of debt from the redemption of the 2019 Notes.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and nine months ended June 30, 2018, we had $7.2 million of net unrealized appreciation on investments and $40.0 million of net unrealized depreciation on investments, respectively. For the three and nine months ended June 30, 2017, we had $47.7 million and $30.4 million of net unrealized appreciation on investments, respectively.

Provision for Deferred Taxes on Unrealized Appreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and nine months ended June 30, 2018, the change in provision for deferred taxes on the unrealized depreciation on investments was $0.2 million and $0.5 million, respectively. For the three and nine months ended June 30, 2017, the change in provision for deferred taxes on the unrealized depreciation on investments was $0.8 million and $0.8 million, respectively.

Changes in Net Assets from Operations

For the three months ended June 30, 2018, we recorded a net decrease in net assets resulting from operations of $26.7 million compared to a net increase in net assets resulting from operations of $3.0 million for the three months ended June 30, 2017 as a result of the factors discussed above. Based on 54,474,211 weighted average common shares outstanding for the three months ended June 30, 2018 and 2017, our per share net decrease in net assets resulting from operations was $0.49 for the three months ended June 30, 2018 compared to a per share net increase in net assets resulting from operations of $0.06 for the three months ended June 30, 2017.

For the nine months ended June 30, 2018, we recorded a net decrease in net assets resulting from operations of $87.4 million compared to a net decrease in net assets resulting from operations of $2.9 million for the nine months ended June 30, 2017 as a result of the factors discussed above. Based on 54,474,211 weighted average common shares outstanding for the nine months ended June 30, 2018 and 2017, our per share net decrease in net assets resulting from operations was $1.60 for the nine months ended June 30, 2018 compared to a per share net decrease in net assets resulting from operations of $0.05 for the nine months ended June 30, 2017.

Financial Condition, Liquidity and Capital Resources

As a RIC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital, including raising equity, increasing debt, and funding from operational cash flow.

Our liquidity and capital resources have been generated primarily from the net proceeds of public offerings of common stock, advances from the Revolving Credit Facility and net proceeds from the issuance of notes as well as cash flows from operations.

As of June 30, 2018, we had $144.0 million in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

As of June 30, 2018, total commitment under the Revolving Credit Facility was $150.0 million.

Unsecured Notes

2019 Notes

On March 21, 2012, the Company issued $40.0 million in aggregate principal amount of the 2019 Notes. The 2019 Notes bore interest at a rate of 7.125% per year, and were payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The 2019 Notes were listed on the New York Stock Exchange (“NYSE”) and traded thereon under the trading symbol “MCQ”. On February 22, 2017, the 2019 Notes were redeemed at par plus accrued and unpaid interest. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to a realized loss of $0.5 million.

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

2024 Notes

On January 26, 2018, the Company priced a debt offering in Israel of $121.1 million in aggregate principal amount of the 2024 Notes that mature on February 27, 2024 and the principal will be payable in four annual installments, of which 25% will be payable on each February 27 for the years 2021 through 2024. As of March 27, 2018, the 2024 Notes may be redeemed in whole or in part at anytime or from time to time at the Company's option. The 2024 Notes bear interest at a rate of 5.30% per year, payable semi-annually on February 27 and August 27 of each year, beginning August 27, 2018.

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

On June 5, 2018, the Company announced that, on June 1, 2018, its board of directors authorized the Company to repurchase and retire up to $20 million of the Company’s outstanding 2024 Notes on TASE. Execution of the repurchase plan is subject to an open trading window for the Company and continued liquidity at that time and is expected to continue until the full authorized amount is purchased or market conditions change. The repurchase of the 2024 Notes is not expected to result in any material tax consequences to the Company or its note holders.

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

SBA regulations currently limit the amount that the SBIC LP may borrow to a maximum of $150.0 million when it has at least $75.0 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. In June 2018, the U.S. Senate passed the Small Business Investment Opportunity Act, which the President signed into law, that amended the Small Business Investment Act of 1958 by increasing the individual leverage limit from $150 million to $175 million, subject to SBA approvals.

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

As of June 30, 2018, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of June 30, 2018 and September 30, 2017, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

As of June 30, 2018 and September 30, 2017, we had commitments under loan and financing agreements to fund up to $44.4 million to 17 portfolio companies and $23.7 million to 15 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2018 and September 30, 2017 is shown in the table below (dollars in thousands):

	June 30, 2018	September 30, 2017
Impact Sales, LLC - Delayed Draw Term Loan	$9,995	$755
Path Medical, LLC - Delayed Draw Term Loan B	7,125	—
Evergreen Services Group, LLC - Delayed Draw Term Loan	6,213	—
Barry's Bootcamp Holdings, LLC - Revolver	3,520	4,400
SMART Financial Operations, LLC - Delayed Draw Term Loan	2,700	4,725
Accupac, Inc. - Delayed Draw Term Loan	2,612	2,612
RMS Holding Company, LLC - Revolver	2,327	—
Evergreen Services Group, LLC - Revolver	1,750	—
Barry's Bootcamp Holdings, LLC - Delayed Draw Term Loan	1,271	1,271
1888 Industrial Services, LLC - Revolver	1,258	1,797
Trans-Fast Remittance LLC - Delayed Draw Term Loan	1,057	1,057
Alpine SG, LLC - Revolver	1,000	—
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Black Angus Steakhouses, LLC - Revolver	893	516
SFP Holding, Inc. - Delayed Draw Term Loan	666	1,778
Manna Pro Products, LLC - Delayed Draw Term Loan	429	—
Brook & Whittle Holdings Corp. - Delayed Draw Term Loan	310	—
Central States Dermatology Services, LLC - Delayed Draw Term Loan	200	254
SavATree, LLC - Delayed Draw Term Loan	123	167
Access Media Holdings, LLC - Series AAA Preferred Equity	88	277
Engineered Machinery Holdings, Inc. - Delayed Draw Term Loan	—	159
CP OPCO, LLC - Revolver	—	1,973
Brantley Transportation LLC - Delayed Draw Term Loan	—	788
NVTN LLC - Delayed Draw Term Loan	—	250
Total	$44,430	$23,672

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at June 30, 2018 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Revolving Facility	$1,500	$—	$1,500	$—	$—
2021 Notes	74,013	—	74,013	—	—
2023 Notes	89,847	—	—	89,847	—
2024 Notes	121,276	—	—	—	121,276
SBA Debenture	150,000	—	—	—	150,000
Total contractual obligations	$436,636	$—	$75,513	$89,847	$271,276

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

On March 27, 2015, the Company and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (“MCC JV”). The Company and GALIC have committed to provide $100 million of equity to MCC JV, with the Company providing $87.5 million and GALIC providing $12.5 million. MCC JV commenced operations on July 15, 2015. On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with commitments of $100 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. As of June 30, 2018, MCC JV has drawn approximately $179.3 million on the JV Facility. As of June 30, 2018, MCC JV had total investments at fair value of $262.8 million. As of June 30, 2018, MCC JV’s portfolio was comprised of senior secured first lien term loans to 55 different borrowers. As of June 30, 2018, certain investments in one portfolio company were on non-accrual status.

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

The following table summarizes the dividend distributions during the nine months ended June 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
10/31/2017	11/22/2017	12/22/2017	$0.16
1/30/2018	2/21/2018	3/23/2018	0.16
5/4/2018	6/6/2018	6/21/2018	0.10
			$0.42

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At June 30, 2018, certain investments in 9 portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $63.2 million, or 10.0% of the fair value of our portfolio. At September 30, 2017, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $72.5 million, or 8.7% of the fair value of our portfolio.

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

Recent Developments

On August 2, 2018, the Company’s board of directors declared a quarterly dividend of $0.10 per share, payable on September 20, 2018 to stockholders of record at the close of business on September 5, 2018. The specific tax characteristics of the distribution will be reported to stockholders on Form 1099 after the end of the calendar year.

On August 9, 2018 the Company entered into a definitive agreement to merge with Sierra Income Corporation (“Sierra”). Pursuant to the Agreement and Plan of Merger by and between Sierra and the Company, the Company will merge with and into Sierra, with Sierra as the surviving entity. Company stockholders will receive 0.805 shares of Sierra’s common stock for each share of common stock of the Company they hold.

Simultaneously, pursuant to the Agreement and Plan of Merger by and among Sierra, Medley Management Inc. and Sierra Management Inc., a newly formed Delaware corporation (“Merger Sub”), Medley will merge with and into the Merger Sub, and Medley’s existing asset management business will continue to operate as a wholly owned subsidiary of Sierra. Medley stockholders will receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.65 per share in special cash dividends for each share of Medley Class A common stock they hold. Medley LLC unitholders will convert their units into shares of Class A Medley common stock and will receive 0.3836 shares of Sierra’s common stock, $3.44 per share of cash consideration and $0.35 per share in a special cash dividend for each share of Medley Class A common stock they hold.

As a condition to closing, Sierra’s common stock will be listed to trade on the NYSE. The mergers are cross conditioned upon each other and are subject to approval by the shareholders of the Company, Sierra and Medley, regulators, including the SEC, other customary closing conditions and third party consents. Accordingly, we can provide no assurance that the mergers will be completed, that the mergers will not be delayed or that the terms of the mergers will not change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the nine months ended June 30, 2018, we did not engage in hedging activities.

As of June 30, 2018, 79.1% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate LIBOR floor as of June 30, 2018 was as follows (dollars in thousands):

	June 30, 2018
LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$12,273	3.4%
1% to under 2%	330,922	92.4
2% to under 3%	14,966	4.2
Total	$358,161	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2018, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase/(decrease)	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
300	$10,900	$45	$10,855
200	7,200	30	7,170
100	3,600	15	3,585
(100)	(3,400)	(15)	(3,385)
(200)	(4,200)	(30)	(4,170)
(300)	(4,200)	(45)	(4,155)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

On August 29, 2016, MVF Holdings, Inc. filed a lawsuit naming the Company among others as defendants, captioned Modern Videofilm Holdings, LLC, derivatively on behalf of Modern Videofilm, Inc. v Medley Capital Corporation, Medley Opportunity Fund II LP, MCC Advisors LLC, Richard Craybas, James Feeley, Congruent Credit Opportunities Fund II, LP, Congruent Investment Partners, LLC, Preston Massey, Main Street Capital Corporation, Charles Sweet, Managease, Inc., Christina Woodward, in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), The plaintiff in the Derivative Action asserts claims derivatively on behalf of Modern VideoFilm LLC against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. The Company and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense. On May 16, 2018, Modern VideoFilm LLC filed for bankruptcy in the United States Bankruptcy Court, Central District, As a result of the bankruptcy filing of Modern VideoFilm LLC’s, all matters in the Derivative Action have been stayed.

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
Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on December 7, 2017, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the nine months ended June 30, 2018 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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
August 9, 2018

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)