Form 10-K
period 2018-09-30
Medley Capital Corp
filed 2018-12-04
CIK 1490349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 1-35040

MEDLEY CAPITAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-4576073
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

280 Park Avenue, 6th Floor East, New York, NY 10017	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 759-0777

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The New York Stock Exchange
Common Stock, par value $0.001 per share	The Tel Aviv Stock Exchange
6.500% Notes due 2021	The New York Stock Exchange
6.125% Notes due 2023	The New York Stock Exchange
5.300% Notes due 2024	The Tel Aviv Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of March 29, 2018 was $183,532,776. The Registrant had 54,474,211 shares of common stock, $0.001 par value, outstanding as of December 3, 2018.

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

•
“MCC Advisors” and the “Adviser” refer to MCC Advisors LLC, our investment adviser; MCC Advisors is a majority owned subsidiary of Medley LLC, which is controlled by Medley Management Inc. (“MDLY”), a publicly traded asset management firm, which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC; and

•	“Medley” refers, collectively, to the activities and operations of Medley Capital LLC, Medley LLC, MDLY, Medley Group LLC, MCC Advisors, associated investment funds and their respective affiliates.

Item 1. Business

GENERAL

Medley Capital Corporation is a non-diversified closed end management investment company incorporated in Delaware that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our first taxable year as a corporation. We are externally managed and advised by our investment adviser, MCC Advisors, pursuant to an investment management agreement.

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

Our investment activities are managed by our investment adviser, MCC Advisors, which is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). MCC Advisors is an affiliate of Medley and is based in New York. Our Investment Team, which is provided for by MCC Advisors, is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.  MCC Advisors’ team draws on its expertise in lending to predominantly privately held borrowers in a range of sectors, including industrials, and transportation, energy and natural resources, financials and real estate.  In addition, MCC Advisors seeks to diversify our portfolio of loans by company type, asset type, transaction size, industry and geography.

Our Investment Team has on average over 20 years of experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Adviser, through Medley, has access to 72 employees, including 38 investment, origination and credit management professionals, and 34 operations, marketing and distribution professionals, each with extensive experience in their respective disciplines. We believe that MCC Advisors’ disciplined and consistent approach to origination, portfolio construction and risk management should allow it to achieve compelling risk-adjusted returns for Medley Capital.

MCC Advisors also serves as our administrator and provides us with office space, equipment and other office services. The responsibilities of our administrator include overseeing our financial records, preparing reports to our stockholders and reports filed with the SEC and generally monitoring the payment of our expenses and the performance of administrative and professional services rendered to us by others.

As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements are met) after such borrowing. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing.

Opportunities for co-investments may arise when MCC Advisors or an affiliated investment adviser becomes aware of investment opportunities that may be appropriate for the Company, other clients, or affiliated funds. On November 25, 2013, the Company obtained an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley, LLC or an investment adviser controlled by Medley, LLC in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors (the “Prior Exemptive Order”). On March 29, 2017, the Company, MCC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the “Exemptive Order”) that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder. On October 4, 2017, the Company, MCC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “Current Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. The terms of the Current Exemptive Order are otherwise substantially similar to the Exemptive Order. Co-investment under the Current Exemptive Order is subject to certain conditions, including the condition that, in the case of each co-investment transaction, our board of directors determines that it would to be in our best interest to participate in the transaction. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

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

On January 20, 2011, we priced our IPO and sold 11,111,112 shares of common stock at $12.00 per share.  On February 24, 2011, an additional 450,000 shares of our common stock were issued at a price of $12.00 per share pursuant to the partial exercise of the underwriters’ over-allotment option.  Net of underwriting fees and estimated offering costs, the Company raised a total of approximately $129.6 million. Our shares began trading on January 20, 2011 on the New York Stock Exchange (“NYSE”) under the symbol “MCC.”

Investment Process Overview

We view our investment process as consisting of three distinct phases described below:

Sourcing and Origination   MCC Advisors sources investment opportunities through access to a network of contacts developed in the financial services and related industries by Medley. It is the Adviser’s responsibility to identify specific opportunities, to refine opportunities through rigorous due diligence of the underlying facts and circumstances while remaining flexible and responsive to client’s needs. With a total of 38 investment professionals based in New York involved in sourcing and origination for MCC Advisors, each investment professional is able to maintain long-standing relationships and responsibility for a specified market. Each quarter, these origination efforts attract hundreds of inquiries from potential middle market borrowers.

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

Credit Evaluation We utilize a systematic, consistent approach to credit evaluation developed by Medley, with a particular focus on determining the value of a business in a downside scenario. The key criteria that we consider and attributes that we seek include: (i) strong and resilient underlying business fundamentals; (ii) a substantial equity cushion in the form of capital ranking junior in the right of payment to our investment; (iii) sophisticated management teams with a minimum operating history of two years; (iv) a conclusion that overall downside risk is manageable; (v) collateral support in the form of accounts receivable, inventory, machinery, equipment, real estate, IP, overall enterprise value and other assets; and (vi) limited requirements for future financing beyond the proposed commitment. The first review of an opportunity is conducted using the above-mentioned analysis to determine if the opportunity meets MCC Advisors' general investment criteria. The next three reviews performed by the Investment Committee include the following: (1) an Early Read Memo, (2) a Green Light Memo, and (3) Investment Committee approval memo. MCC Advisors maintains a rigorous in-house due diligence process. Prior to making each investment, MCC Advisors subjects each potential portfolio company to an extensive credit review process, including analysis of market and operational dynamics as well as both historical and projected financial information. Areas of additional focus include management or sponsor experience, industry and competitive dynamics, and tangible asset values. Background checks and tax compliance checks are typically required on all portfolio company management teams.

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

Leverage

Through any credit facility that we may enter into in the future, we may borrow funds to make additional investments, a practice known as ‘‘leverage,’’ to attempt to increase return to our stockholders. The amount of leverage that we employ at any particular time will depend on our Adviser's and our board of directors’ assessments of market and other factors at the time of any proposed borrowing. We are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see ‘‘Regulation - Senior Securities’’ and ‘‘Regulation - Small Business Investment Company Regulations.’’

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

Employees

We do not have any employees. Our day-to-day investment operations are managed by our Adviser. Our Adviser employs a total of over 38 investment professionals, including its principals. In addition, we reimburse our administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, including the compensation of our Chief Financial Officer and Chief Compliance Officer, and their staff.

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

Merger Agreements

On August 9, 2018 the Company entered into a definitive agreement to merge with Sierra Income Corporation (“Sierra”). Pursuant to the Agreement and Plan of Merger (the “MCC Merger Agreement”) by and between Sierra and the Company, the Company will, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving entity in the merger (the "MCC Merger"). Under the MCC Merger, each share of our common stock issued and outstanding immediately prior to the MCC Merger effective time, other than other than shares of our common stock held by the Company, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive 0.8050 shares of Sierra’s common stock.

Simultaneously, pursuant to the Agreement and Plan of Merger (the “MDLY Merger Agreement”) by and among Sierra, MDLY and Sierra Management, Inc., a newly formed Delaware corporation and wholly owned subsidiary of Sierra (“Merger Sub”), MDLY will, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into the Merger Sub, and MDLY’s existing asset management business will continue to operate as a wholly owned subsidiary of Sierra in the merger (the “MDLY Merger” together with the MCC Merger, the “Mergers”). In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive (i) 0.3836 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders will have the right to receive certain dividends and/or other payments.

As a condition to closing, Sierra’s common stock will be listed to trade on the NYSE and the Tel Aviv Stock Exchange. The Mergers are cross conditioned upon each other and are subject to approval by the stockholders of the Company, Sierra and MDLY, regulators, including the SEC, other customary closing conditions and third party consents.

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

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2018 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$95,021	14.5%
Construction & Building	92,850	14.2
Multisector Holdings	78,371	12.0
High Tech Industries	65,662	10.0
Healthcare & Pharmaceuticals	46,020	7.0
Energy: Oil & Gas	45,584	7.0
Aerospace & Defense	36,714	5.6
Hotel, Gaming & Leisure	32,487	5.0
Containers, Packaging & Glass	24,219	3.7
Banking, Finance, Insurance & Real Estate	22,587	3.4
Wholesale	18,515	2.8
Services: Consumer	16,940	2.6
Consumer goods: Durable	15,307	2.3
Automotive	13,027	2.0
Capital Equipment	12,944	2.0
Metals & Mining	8,814	1.3
Consumer goods: Non-durable	6,252	0.9
Retail	5,802	0.9
Media: Broadcasting & Subscription	5,703	0.9
Chemicals, Plastics & Rubber	4,078	0.6
Environmental Industries	3,283	0.5
Media: Advertising, Printing & Publishing	2,750	0.4
Forest Products & Paper	2,500	0.4
Total	$655,430	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2017 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$142,912	17.1%
Construction & Building	130,633	15.6
Healthcare & Pharmaceuticals	67,301	8.0
Banking, Finance, Insurance & Real Estate	63,491	7.6
Hotel, Gaming & Leisure	63,012	7.5
Multisector Holdings	56,138	6.7
Energy: Oil & Gas	54,800	6.5
Aerospace & Defense	53,650	6.4
Automotive	38,434	4.6
Containers, Packaging & Glass	38,086	4.6
High Tech Industries	25,809	3.1
Metals & Mining	21,127	2.5
Chemicals, Plastics & Rubber	20,012	2.4
Beverage & Food	16,118	1.9
Capital Equipment	13,180	1.6
Media: Broadcasting & Subscription	8,384	1.0
Services: Consumer	7,967	1.0
Wholesale	7,067	0.8
Retail	3,584	0.4
Media: Advertising, Printing & Publishing	2,955	0.4
Environmental Industries	1,330	0.2
Consumer goods: Durable	850	0.1
Consumer goods: Non-durable	151	0.0
Total	$836,991	100.0%

The following table sets forth certain information as of September 30, 2018, for each portfolio company in which we had an investment. Other than these investments, our only formal relationship with our portfolio companies is the managerial assistance that we provide upon request and the board observer or participation rights we may receive in connection with our investment.

Name of Portfolio Company	Sector	Security Owned by Us	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	% of Net Assets

1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan A	9/30/2021	7.34%	$8,984,232	$8,984,232	2.8%
1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan B	9/30/2021	10.34%	21,762,155	19,725,217	6.1%
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility	9/30/2021	7.34%	3,593,693	3,593,693	1.1%
1888 Industrial Services, LLC	Energy: Oil & Gas	Equity			—	—	0.0%
3SI Security Systems, Inc.	Services: Business	Senior Secured First Lien Term Loan	6/16/2023	8.08%	17,325,000	17,325,000	5.4%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan	7/22/2020	10.00%	9,072,532	5,876,279	1.8%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Preferred Equity Series A			1,600,000	—	0.0%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Preferred Equity Series AA			800,000	—	0.0%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Preferred Equity Series AAA			899,200	(172,800)	(0.1)%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Equity			—	—	0.0%
Accupac, Inc.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan	9/14/2023	6.74%	9,788,793	9,788,793	3.1%

Name of Portfolio Company	Sector	Security Owned by Us	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	% of Net Assets

Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan	11/16/2022	8.34%	13,398,750	13,398,750	4.2%
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Delayed Draw Term Loan	11/16/2022	8.34%	6,617,630	6,617,630	2.1%
Alpine SG, LLC	High Tech Industries	Revolving Credit Facility	11/16/2022		—	—	0.0%
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan	9/25/2023	10.89%	6,500,000	6,565,000	2.1%
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan	8/4/2025	8.74%	7,000,000	7,140,000	2.2%
Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan	6/17/2020	10.34%	13,891,687	13,958,367	4.4%
Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan	7/14/2022	8.39%	7,628,570	7,505,750	2.3%
Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Delayed Draw Term Loan	7/14/2022		—	—	0.0%
Barry's Bootcamp Holdings, LLC	Services: Consumer	Revolving Credit Facility	7/14/2022	8.34%	2,200,000	2,200,000	0.7%
Be Green Packaging, LLC	Containers, Packaging & Glass	Equity			—	—	0.0%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan	4/24/2020	11.34%	7,495,536	7,373,065	2.3%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan	4/24/2020		—	—	0.0%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Revolving Credit Facility	4/24/2020	11.34%	267,857	267,857	0.1%
Brantley Transportation LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan	8/2/2017	12.00%	12,829,552	2,882,800	0.9%
Brantley Transportation LLC	Energy: Oil & Gas	Senior Secured First Lien Delayed Draw	8/2/2017	7.08%	503,105	503,105	0.2%
Brantley Transportation LLC	Energy: Oil & Gas	Equity			—	—	0.0%
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan	10/17/2023	8.34%	1,320,297	1,331,381	0.4%
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Delayed Draw Term Loan	10/17/2023		—	—	0.0%
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity		10.25%	2,500,000	2,500,000	0.8%
Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan	9/25/2020	14.84%	30,252,541	12,657,663	3.9%
Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Delayed Draw	9/25/2020	14.84%	13,604,437	5,692,096	1.8%
Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Incremental Delayed Draw	9/25/2020	14.84%	2,242,721	2,242,721	0.7%
Capstone Nutrition	Healthcare & Pharmaceuticals	Equity			—	—	0.0%
Capstone Nutrition	Healthcare & Pharmaceuticals	Equity			—	—	0.0%
Central States Dermatology Services, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan	4/20/2022	8.89%	1,076,331	1,076,331	0.3%
Central States Dermatology Services, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Delayed Draw Term Loan	4/20/2022	8.89%	270,991	270,991	0.1%
CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan B	4/1/2019	10.75%	1,375,911	234,042	0.1%

Name of Portfolio Company	Sector	Security Owned by Us	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	% of Net Assets

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan C	4/1/2019	13.75%	10,352,733	—	0.0%
CP OPCO, LLC	Services: Consumer	Preferred Facility	4/1/2019	12.25%	5,883,641	—	0.0%
CP OPCO, LLC	Services: Consumer	Equity			—	—	0.0%
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan	7/28/2025	9.49%	4,010,025	4,034,486	1.3%
Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan	9/30/2019	10.84%	12,890,000	12,890,000	4.0%
Crow Precision Components, LLC	Aerospace & Defense	Equity			—	521,203	0.2%
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan	12/1/2022	11.24%	7,500,000	7,223,250	2.3%
DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan	7/31/2025	8.09%	16,000,000	16,000,000	5.0%
DataOnline Corp.	High Tech Industries	Revolving Credit Facility	7/31/2024		—	—	0.0%
Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B	10/1/2019	16.84%	2,418,494	2,418,494	0.8%
Dream Finders Homes, LLC	Construction & Building	Preferred Equity		8.00%	3,866,737	3,866,737	1.2%
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan	5/6/2019	15.84%	20,952,402	6,040,577	1.9%
Engineered Machinery Holdings, Inc.	Capital Equipment	Senior Secured Second Lien Term Loan	7/18/2025	9.64%	1,671,064	1,662,708	0.5%
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan	3/30/2020	10.84%	11,281,250	11,281,250	3.5%
Footprint Acquisition, LLC	Services: Business	Preferred Equity		8.75%	6,677,895	6,677,895	2.1%
Footprint Acquisition, LLC	Services: Business	Equity			—	1,753,260	0.6%
Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan	9/26/2019	12.34%	10,930,000	10,930,000	3.4%
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan	2/7/2023	8.13%	9,950,349	9,950,349	3.1%
Global Accessories Group, LLC	Consumer goods: Non-durable	Equity			—	151,339	0.0%
Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note	10/15/2019	10.25%	20,000,000	19,268,000	6.0%
The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan	6/21/2023	11.00%	3,000,000	2,750,100	0.9%
Impact Sales, LLC	Services: Business	Senior Secured First Lien Term Loan	6/27/2023	8.64%	3,457,319	3,457,319	1.1%
Impact Sales, LLC	Services: Business	Senior Secured First Lien Delayed Draw Term Loan	6/27/2023	8.58%	1,427,914	1,427,914	0.5%
InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan	8/18/2022	10.24%	14,062,500	13,048,594	4.1%
Jackson Hewitt Tax Service Inc.	Services: Consumer	Senior Secured First Lien Term Loan	5/31/2023	8.49%	7,000,000	7,000,000	2.2%
JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred		3.00%	31,468,755	31,468,755	9.8%
JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-1 Preferred		3.00%	4,072,311	4,072,311	1.3%
JFL-NGS Partners, LLC	Construction & Building	Equity			—	9,825,804	3.1%

Name of Portfolio Company	Sector	Security Owned by Us	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	% of Net Assets

JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred		6.00%	1,166,292	1,166,292	0.4%
JFL-WCS Partners, LLC	Environmental Industries	Equity			—	215,116	0.1%
L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan	2/15/2022	10.81%	19,529,449	19,765,755	6.2%
Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants	2/19/2024		—	50,000	0.0%
Manna Pro Products, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loan	12/8/2023	8.15%	5,453,570	5,434,482	1.7%
Manna Pro Products, LLC	Consumer goods: Non-durable	Senior Secured First Lien Delayed Draw Term Loan	12/8/2023	8.23%	670,363	666,517	0.2%
MCC Senior Loan Strategy JV I LLC	Multisector Holdings	Equity			—	78,370,891	24.4%
Midcoast Energy, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan	8/1/2025	7.84%	3,000,000	3,003,900	0.9%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan	11/9/2020	6.08%	4,005,990	4,005,990	1.2%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan B	11/9/2020	11.33%	11,837,367	11,837,367	3.7%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan C	11/9/2020	14.08%	7,479,397	7,479,397	2.3%
NVTN LLC	Hotel, Gaming & Leisure	Equity			—	—	0.0%
OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan	5/5/2019	15.31%	29,590,984	—	0.0%
OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan	5/5/2019	8.00%	4,392,738	1,374,048	0.4%
OmniVere, LLC	Services: Business	Unsecured Debt	7/24/2025	8.00%	28,912,172	—	0.0%
OmniVere, LLC	Services: Business	Equity			—	—	0.0%
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan	12/31/2018	13.89%	21,925,733	8,814,145	2.7%
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan	10/11/2021	11.89%	8,151,557	7,654,312	2.4%
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A	10/11/2021	11.89%	2,808,500	2,637,182	0.8%
Path Medical, LLC	Healthcare & Pharmaceuticals	Warrants	1/9/2027		—	—	0.0%
Point.360	Services: Business	Senior Secured First Lien Term Loan	7/8/2020	8.39%	2,103,712	1,051,856	0.3%
Point.360	Services: Business	Equity			—	—	0.0%
Point.360	Services: Business	Warrants	7/8/2020		—	—	0.0%
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt	7/31/2020		761,905	761,905	0.2%
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt	7/31/2021		761,905	761,905	0.2%
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan	6/6/2023	8.31%	6,022,406	6,022,406	1.9%
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Delayed Draw Term Loan	6/6/2023	8.08%	1,373,485	1,373,485	0.4%
Redwood Services Group, LLC	Services: Business	Revolving Credit Facility	6/6/2023		—	—	0.0%

Name of Portfolio Company	Sector	Security Owned by Us	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	% of Net Assets

RMS Holding Company, LLC	Services: Business	Senior Secured First Lien Term Loan	11/16/2022	8.34%	15,269,745	15,269,745	4.8%
RMS Holding Company, LLC	Services: Business	Revolving Credit Facility	11/16/2022	8.34%	1,073,204	1,066,744	0.3%
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan	6/2/2022	7.64%	1,858,855	1,858,855	0.6%
SavATree, LLC	Environmental Industries	Senior Secured First Lien Delayed Draw Term Loan	6/2/2022	7.64%	43,225	43,225	0.0%
Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt	8/31/2019	8.00%	850,000	850,000	0.3%
Seotowncenter, Inc.	Services: Business	Equity			—	532,885	0.2%
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan	9/1/2022	8.64%	9,739,371	9,739,371	3.0%
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Delayed Draw Term Loan	9/1/2022	8.59%	1,005,364	1,005,364	0.3%
SFP Holding, Inc.	Construction & Building	Equity			—	736,905	0.2%
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan	7/31/2020	10.34%	7,330,098	3,512,583	1.1%
SMART Financial Operations, LLC	Retail	Senior Secured First Lien Term Loan	11/22/2021	12.31%	2,775,000	2,775,833	0.9%
SMART Financial Operations, LLC	Retail	Senior Secured First Lien Delayed Draw Term Loan	11/22/2021	12.31%	2,325,000	2,326,418	0.7%
SMART Financial Operations, LLC	Retail	Equity			—	700,000	0.2%
SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan	2/17/2022	9.39%	7,387,500	7,461,375	2.3%
Stancor, Inc.	Services: Business	Equity			—	274,367	0.1%
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan	8/18/2025	11.24%	4,000,000	4,000,000	1.2%
TPG Plastics LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan	12/31/2019	5.25%	401,346	401,346	0.1%
TPG Plastics LLC	Chemicals, Plastics & Rubber	Unsecured Debt		10.00%	360,000	360,000	0.1%
TPG Plastics LLC	Chemicals, Plastics & Rubber	Unsecured Debt		1.00%	646,996	646,996	0.2%
TPG Plastics LLC	Chemicals, Plastics & Rubber	Equity			—	2,670,154	0.8%
Trans-Fast Remittance LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan	12/2/2021	10.10%	3,567,857	3,571,557	1.1%
Trans-Fast Remittance LLC	Banking, Finance, Insurance & Real Estate	Revolving Credit Facility	12/2/2021	10.10%	1,875,000	1,875,000	0.6%
URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan	5/2/2022	10.34%	15,112,754	15,112,754	4.7%
URT Acquisition Holdings Corporation	Services: Business	Preferred Equity		12.00%	5,850,794	5,850,795	1.8%
URT Acquisition Holdings Corporation	Services: Business	Equity			—	12,937,518	4.0%
US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan	6/17/2021	10.00%	6,670,000	6,670,000	2.1%

Name of Portfolio Company	Sector	Security Owned by Us	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	% of Net Assets

US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Equity			—	3,330,000	1.0%
Vail Holdco Corp	Wholesale	Preferred Equity		12.50%	10,702,000	10,234,323	3.2%
Vail Holdco Corp	Wholesale	Preferred Equity			7,700,000	7,700,000	2.4%
Vail Holdco Corp	Wholesale	Equity			—	580,416	0.2%
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan	4/28/2023	13.39%	808,000	734,553	0.2%
Velocity Pooling Vehicle, LLC	Automotive	Equity			—	302,464	0.1%
Velocity Pooling Vehicle, LLC	Automotive	Warrants	3/30/2028		—	361,667	0.1%
Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan	9/26/2024	8.87%	13,807,500	13,807,500	4.3%
Walker Edison Furniture Company LLC	Consumer goods: Durable	Equity			—	1,500,000	0.5%
Watermill-QMC Midco, Inc.	Automotive	Equity			—	698,024	0.2%
Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan	2/12/2024	7.84%	4,225,918	4,225,918	1.3%

(1)
All interest is payable in cash and/or PIK, and all London Interbank Offering Rate (“LIBOR”) represents 1 and 3 Month LIBOR unless otherwise indicated. For each debt investment, we have provided the current interest rate as of September 30, 2018.

As of September 30, 2018, our income-bearing investment portfolio, which represented 73.7% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 9.9%, and 80.5% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, while 19.5% of our income-bearing investment portfolio bore interest at fixed rates. As of September 30, 2018, the weighted average yield based upon cost of our total portfolio was approximately 6.2%. The weighted average yield of our total portfolio does not represent the total return to our stockholders. The weighted average yield on income producing investments is computed based upon a combination of the cash flows to date and the contractual interest payments, principal amortization and fee notes due at maturity without giving effect to closing fees received, base management fees, incentive fees or general fund related expenses. For each floating rate loan, the projected fixed-rate equivalent coupon rate used to forecast the interest cash flows was calculated by adding the interest rate spread specified in the relevant loan document to the fixed-rate equivalent floating rate, duration-matched to the specific loan, adjusted by the floating rate floor and/or cap in place on that loan.

Overview of Portfolio Companies

Set forth below is a brief description of the business of our portfolio companies as of September 30, 2018:

Portfolio Company	Brief Description of Portfolio Company

1888 Industrial Services, LLC
1888 Industrial Services, LLC (“1888”), formerly known as AAR Intermediate Holdings, LLC, provides field support services to oil and gas independent producers, drilling companies and midstream companies in the Denver-Julesburg Basin, with headquarters in the heart of the Wattenberg region in Greeley, CO. 1888 builds, repairs, modifies and maintains oil and gas production equipment, sites, wells and pipelines.

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
Alpine SG, LLC
Alpine SG, LLC (“Alpine SG”) is an aggregator of niche, vertically oriented software businesses. Each acquired business operates independently with oversight from the Alpine SG management team. The platform at close includes the following five companies: CSF, Aerialink, Minute Menu, Bill4Time, and Exym.

American Dental Partners, Inc.	American Dental Partners, Inc., founded in 1995 and headquartered in Wakefield, MA, provides dental groups with critical administrative functions, enabling dentists to focus on clinical care.
Asurion, LLC	Asurion, LLC is a privately held company based in Nashville, Tennessee that provides insurance for smartphones, tablets, consumer electronics, appliances, satellite receivers and jewelry.

Portfolio Company	Brief Description of Portfolio Company

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

Brook & Whittle Holding Corp.
Brook & Whittle Holding Corp. (“B&W”), founded in 1996 and based in North Branford, Connecticut, provides printing and packaging solutions in North America. B&W produces and supplies pressure sensitive labels and shrink film packaging products for personal care, beverage, food, and household industry sectors.

Caddo Investors Holdings 1 LLC	Caddo Investors Holdings 1 LLC (d/b/a TexMark Timber Treasury, L.P.), consists of approximately 1.1 million acres of high quality and relatively young timber lands located in East Texas.
Capstone Nutrition
Capstone Nutrition (“Capstone”) which is headquartered in Ogden, UT is a pure-play developer and manufacturer in the nutrition industry. Since 1992, Capstone has been developing, producing, and packaging capsule, tablet, and powder products for a variety of customers in the United States and Internationally.

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

DataOnline Corp.
DataOnline Corp. (“DataOnline”) is a global provider of M2M solutions specifically for the monitoring of both fixed and mobile remote industrial assets. DataOnline specializes in robust and reliable devices & sensors, remote data collection, global wireless communications & web-based applications.

Dream Finders Homes, LLC
Dream Finders Homes, LLC (“DFH”), founded in 2009 and headquartered in Jacksonville, FL, is a residential homebuilder currently operating in the greater Jacksonville, FL market. DFH builds both single-family homes and townhomes, and is developing and building units in a number of attractive communities across Clay County, St. John’s County, and Nassau County.

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

Heligear Acquisition Co.
Heligear Acquisition Co. (d/b/a Northstar Aerospace, Inc.) headquartered in Bedford Park, IL is an independent manufacturer of flight-critical aerospace gears and power transmission systems for domestic and international military and commercial aircraft applications.

Portfolio Company	Brief Description of Portfolio Company

The Imagine Group, LLC
The Imagine Group, LLC, formerly known as Imagine! Print Solutions, LLC, founded in 1988 and headquartered in Minneapolis, MN, is a provider of in-store marketing solutions in North America providing comprehensive in-store, point-of-purchase / point of sale marketing campaigns.

Impact Sales, LLC
Impact Sales, LLC, formerly known as Impact Sales, LLC, is a Boise, Idaho based sales and marketing agency providing outsourced sales, marketing and merchandising services to consumer packaged goods manufacturers.

InterFlex Acquisition Company, LLC
InterFlex Acquisition Company, LLC, headquartered in Wilkesboro, NC, is a comprehensive provider of specialized printed and converted flexible packaging solutions for food and consumer packaged goods producers throughout the USA and UK.

Jackson Hewitt Tax Service Inc.
Jackson Hewitt Tax Service Inc. (“Jackson Hewitt”) is a provider of tax services to consumers. Jackson Hewitt’s primary service is to provide one-on-one tax form preparation services to its customers including other ancillary attachment services and year-round support.

JFL-NGS Partners, LLC
JFL-NGS Partners, LLC (d/b/a NorthStar Group Services, Inc.), is a one-stop provider of demolition and environmental remediation services including demolition, asset & scrap recovery, abatement of asbestos, lead, and mold, and disaster response.

JFL-WCS Partners, LLC
JFL-WCS Partners, LLC (d/b/a Waste Control Specialists LLC), headquartered in Dallas, Texas, operates a state-of-the-art facility for the processing, treatment, storage and disposal of LLRW, hazardous waste, and mixed hazardous and radioactive wastes.

L & S Plumbing Partnership, Ltd.
L & S Plumbing Partnership, Ltd., founded in 1984 and headquartered in Richardson, TX, is a provider of plumbing, electrical and HVAC installation services for new single family home development in Texas.

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

Manna Pro Products, LLC
Manna Pro Products, LLC (“Manna Pro”), founded in 1985 and headquartered in Chesterfield, MO, is a manufacturer and distributor of pet nutrition and care products. Manna Pro targets five core animal end markets: dog & cat, horse, backyard chicken, other backyard pets and deer.

MCC Senior Loan Strategy JV I LLC
MCC Senior Loan Strategy JV I LLC commenced operations on July 15, 2015 and generates current income and capital appreciation by investing primarily in the debt of privately-held middle market companies in the United States with a focus on senior secured first lien term loans (see Note 3 “Investments” in Item 8. “Consolidated Financial Statements and Supplementary Data”).

Midcoast Energy, LLC	Midcoast Energy, LLC is a full-service natural gas and natural gas liquid midstream business headquartered in Houston, Texas.
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

OmniVere, LLC	OmniVere, LLC, headquartered in Chicago, IL, is a full service eDiscovery company that serves as a true end-to-end service provider in the eDiscovery industry.
Oxford Mining Company, LLC	Oxford Mining Company, LLC (d/b/a Westmoreland Resource Partners, L.P.), headquartered in Columbus, OH, is a producer of high-value thermal coal and surface-mined coal.
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

RateGain Technologies, Inc.
RateGain Technologies, Inc. provides hospitality and travel technology solutions for revenue management decision support, rate intelligence, electronic distribution and brand engagement helping customers across the world in streamlining their operations and sales.

Redwood Services Group, LLC	Redwood Services Group, LLC is a group of regional IT managed service providers that provide fully outsourced IT services to small and medium sized businesses.
RMS Holding Company, LLC	RMS Holding Company, LLC, founded in 2003 and headquartered in La Mesa, CA, provides employment administration and risk management services to banks, private fiduciaries and state programs.
SavATree, LLC
SavATree, LLC, headquartered in Bedford Hills, NY, is a leading provider of residential tree and shrub maintenance, professional lawn care, and outdoor residential services with over twenty branches throughout the Eastern and Midwestern regions of the United States.

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

SFP Holding, Inc.	SFP Holding, Inc., founded in 1999 and headquartered in St. Paul, MN, is a provider of fire and life safety security systems.
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

Portfolio Company	Brief Description of Portfolio Company

SMART Financial Operations, LLC	SMART Financial Operations, LLC, headquartered in Orlando, FL, is a specialty retail platform initially comprised of three distinct retail pawn store chains and a pawn industry consulting firm.
SRS Software, LLC	SRS Software, LLC, founded in 1997 and headquartered in Montvale, NJ, is a leading provider of electronic health record and health information technology to high volume, specialty physicians.
Stancor, Inc.	Stancor, Inc., founded in 1985 and based out of Monroe, CT, is a designer and manufacturer of electric submersible pumps, control, accessories, and parts.
Starfish Holdco, LLC
Starfish Holdco, LLC (d/b/a Syncsort) through its subsidiaries will be a global software company specializing in Big Data, high speed sorting products, data protection, data quality and integration software and services, for mainframe, power systems and open system environments to enterprise customers.

TPG Plastics LLC
TPG Plastics LLC (“TPG”), founded in 1997 and based in Willowbrook, IL, is a full-service manufacturer of blow molded plastic components and systems for a targeted set of growing applications and end markets. TPG operates two complementary businesses: a custom business serving original equipment manufacturer customers and a proprietary line of consumer products sold through retailers and distributors.

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

Vail Holdco Corp
Vail Holdco Corp (d/b/a Avantor Performance Materials Holdings, LLC) is a leading supplier of high quality specialty materials used in a variety of end markets with strict regulatory and performance specifications; primarily serves the life sciences end market, including biopharma, biomaterials, and research & diagnostics.

Velocity Pooling Vehicle, LLC
Velocity Pooling Vehicle, LLC, headquartered in Indianapolis, IN, is a manufacturer comprised of a group of highly recognizable brands serving nearly all product categories in the powersports aftermarket industry and a distributor of proprietary and sourced brands to a variety of dealers and retailers.

Walker Edison Furniture Company LLC
Walker Edison Furniture Company LLC (“Walker Edison”) is an e-commerce furniture platform exclusively selling through the websites of top online retailers. Walker Edison operates a data-driven business model to sell a variety of home furnishings in the discount category including TV stands, bedroom furniture, chairs & tables, desks and other.

Watermill-QMC Midco, Inc.
Watermill-QMC Midco, Inc. (d/b/a Quality Metalcraft, Inc.), founded in 1964 and headquartered in Livonia, MI, is a provider of complex assemblies for specialty automotive production, prototype and factory assist applications.

Xebec Global Holdings, LLC
Xebec Global Holdings, LLC, founded in 2006 and headquartered in McLean, VA, primarily assists various intelligence agency operatives in the field with gathering intelligence, planning missions and performing mission assessments, among other services.

THE ADVISER

MCC Advisors serves as our investment adviser and is registered with the SEC as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors, MCC Advisors manages the day-to-day operations of, and provides investment advisory and management services to us pursuant to an investment management agreement by and between the Company and MCC Advisors.

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

Under GAAP, the Company calculates the second component of the incentive fee as if the Company had realized all assets at their fair values as of the reporting date. Accordingly, when applicable, the Company accrues a provisional capital gains incentive fee taking into account any unrealized gains or losses. As the provisional capital gains incentive fee is subject to the performance of investments until there is a realization event, the amount of the provisional capital gains incentive fee accrued at a reporting date may vary from the capital gains incentive that is ultimately realized and the differences could be material.

For the year ended September 30, 2018, the Company incurred net base management fees payable to MCC Advisors of $14.3 million and did not incur any incentive fees related to pre-incentive fee net investment income.

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

Duration and Termination

The investment management agreement was initially approved by our board of directors on November 3, 2010 and was executed on January 11, 2011. Pursuant to its terms and under the 1940 Act, the investment management agreement had an initial two-year term, and then was subject to an annual approval by our board of directors. Unless terminated earlier as described below, it will continue in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment management agreement will automatically terminate in the event of its assignment. The investment management agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other. See “Risks — Risks Related to Our Business — We are dependent upon senior management personnel of MCC Advisors for our future success, and if MCC Advisors is unable to retain qualified personnel or if MCC Advisors loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.”

Annual Board Approval of the Investment Management Agreement

On November 29, 2018, our board of directors, at an in-person meeting, approved the renewal of the investment management agreement for an additional one-year term. Based on the information reviewed and the discussions held, our board of directors, including a majority of the independent directors, concluded that the investment management fees and terms are reasonable in relation to the services to be provided and approved the investment management agreement for a period of one additional year, which will expire on January 9, 2020. In making its determination, our board of directors took into account, among other things, its consideration and approval of the MCC Merger, consummation of which is subject to a number of conditions and approvals.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the years ended September 30, 2018, 2017 and 2016, we incurred $3.6 million, $3.8 million, and $3.9 million in administrator expenses, respectively.

Our board of directors approved the continuation of our administration agreement on November 29, 2018, which extended the term of the agreement for an additional period of one year beginning on January 19, 2019. Based on the information relating to the terms of the Administration Agreement and the discussions held, our board of directors, including a majority of the non-interested directors, approved the Administration Agreement as being in the best interests of our stockholders. The administration agreement may be terminated by either party without penalty upon 60 days' written notice to the other party.

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

As a BDC, we are required to meet an asset coverage ratio, reflecting the value of our total assets to our total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. However, in March 2018, the Small Business Credit Availability Act (the “SBCA”) modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from 200% to 150%, if certain requirements are met. Under the 1940 Act, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the 1940 Act allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective on the one-year anniversary of such approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

The SBCA also instructs the SEC to issue rules or amendments to rules allowing BDCs to use the same securities offering and proxy rules that available to operating companies, including, among other things, allowing BDCs to incorporate by reference in registration statements filed with the SEC and allow certain BDCs to file shelf registration statements that are automatically effective and take advantage of other benefits available to Well-Known Seasoned Issuers; however, the Company has not sought stockholder or independent director approval to reduce its coverage ratio to 150%.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

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

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

▪	is organized under the laws of, and has its principal place of business in, the United States;

▪
is not an investment company (other than a small business investment company wholly owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

▪	satisfies either of the following:

*	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or

*
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

Managerial Assistance to Portfolio Companies

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “Regulation — Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% requirement, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150% if certain requirements are met) immediately after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or the repurchasing of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to our Business—If we use borrowed funds to make investments or fund our business operations, we will be exposed to risks typically associated with leverage which will increase the risk of investing in us.”

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

The exemptive order provides us with increased flexibility under the 200% asset coverage test by permitting SBIC LP to borrow up to $150 million (the maximum amount of SBA-guaranteed debentures an SBIC may currently have outstanding once certain conditions have been met) more than we would otherwise be able to absent the receipt of this exemptive order. As a result, we would, in effect, be permitted to have a lower asset coverage ratio than the 200% asset coverage ratio limitation under the 1940 Act. For example, we would be able to borrow up to $150 million more than the approximately $303.2 million permitted under the asset coverage ratio limit as of September 30, 2018. For additional information on SBA regulations that will affect our access to SBA-guaranteed debentures, see ‘‘Risk Factors —Risks Relating to Our Business". Our SBIC subsidiary is subject to SBA regulations, and any failure to comply with SBA regulations could have an adverse effect on our operations. SBA regulations currently limit the amount that the SBIC LP may borrow to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing.

Code of Ethics

We and MCC Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the code of ethics is available at our website, www.medleycapitalcorp.com, and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Medley Capital will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least the sum of 98% of its ordinary income in any calendar year, 98.2% of its capital gain net income for each one-year period ending on October 31, and any income and gains recognized, but not distributed, in preceding years and on which the Company did not pay U.S. federal income tax. Depending on the level of investment company taxable income (“ICTI”) earned in a tax year and the amount of net capital gains recognized in such tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. In order to eliminate our liability for income tax, and to the extent necessary to maintain our qualification as a RIC, any such carryover ICTI and net capital gains must be distributed before the end of that next tax year through a dividend declared prior to the 15th day of the 9th month after the close of the taxable year in which such ICTI was generated. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.

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

•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•
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

Failure to Qualify as a RIC

If we were unable to continue to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e. , the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

Company Investments

Certain of our investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things, (1) disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction, (2) convert lower taxed long-term capital gains and qualified dividend income into higher taxed short-term capital gains or ordinary income, (3) convert ordinary loss or a deduction into capital loss (the deductibility of which is more limited), (4) cause us to recognize income or gain without a corresponding receipt of cash, (5) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (6) adversely alter the characterization of certain complex financial transactions and (7) produce income that will not qualify as good income for purposes of the 90% annual gross income requirement described above. We will monitor our transactions and may make certain tax elections and may be required to borrow money or dispose of securities to mitigate the effect of these rules and prevent disqualification as a RIC.

Investments we make in securities issued at a discount or providing for deferred interest or payment of interest in kind are subject to special tax rules that will affect the amount, timing and character of distributions to stockholders. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we will generally be required to accrue daily as income a portion of the discount and to distribute such income each year to avoid U.S. federal income and excise taxes. Since in certain circumstances we may recognize income before or without receiving cash representing such income, we may have difficulty making distributions in the amounts necessary to satisfy the requirements for maintaining RIC tax treatment and for avoiding U.S. federal income and excise taxes. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for tax treatment as a RIC and thereby be subject to corporate-level U.S. federal income tax.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long term or short term, depending on how long we held a particular warrant.

In the event we invest in foreign securities, we may be subject to withholding and other foreign taxes with respect to those securities. In that case, our yield on those securities would be decreased. We do not expect to satisfy the requirements necessary to pass through to our stockholders their share of the foreign taxes paid by us.

If we purchase shares in a ‘‘passive foreign investment company’’ (a ‘‘PFIC’’), we may be subject to U.S. federal income tax on a portion of any ‘‘excess distribution’’ or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a ‘‘qualified electing fund’’ under the Code (a ‘‘QEF’’), in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.

Although the Code generally provides that the income inclusions from a QEF will be ‘‘good income’’ for purposes of the 90% Income Test to the extent that the QEF distributes such income to us in the same taxable year to which the income is included in our income, the Code does not specifically provide whether these income inclusions would be ‘‘good income’’ for this 90% Income Test if we do not receive distributions from the QEF during such taxable year. The IRS has issued a series of private rulings in which it has concluded that all income inclusions from a QEF included in a RIC’s gross income would constitute ‘‘good income’’ for purposes of the 90% Income Test. Such rulings are not binding on the IRS except with respect to the taxpayers to whom such rulings were issued. Accordingly, under current law, we believe that the income inclusions from a QEF would be ‘‘good income’’ for purposes of the 90% Income Test. However, no guarantee can be made that the IRS would not assert that such income would not be ‘‘good income’’ for purposes of the 90% Income Test to the extent that we do not receive timely distributions of such income from the QEF. If such income were not considered ‘‘good income’’ for purposes of the 90% Income Test, we may fail to qualify as a RIC.

The IRS and U.S. Treasury Department have issued proposed regulations that provide that the income inclusions from a QEF would not be good income for purposes of the 90% Income Test unless we receive a cash distribution from such entity in the same year attributable to the included income. If these regulations are finalized, we will carefully monitor our investments to avoid disqualification as a RIC.

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

Various social and political tensions in the United States and globally, including instability in the financial markets, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the potential effect of the United Kingdom leaving the European Union, the potential effect of Scotland leaving the United Kingdom, and market volatility and loss of investor confidence driven by political events, including the general elections in the United Kingdom in June 2017 and in Germany in September 2017 and referenda in the United Kingdom in June 2016 and Italy in December 2016. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. Because of the election results in the U.K. in June 2017, there is increased uncertainty on the timing of Brexit. There is also continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries.

The Republican Party currently controls both the executive and legislative branches of government, which we believe increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Reform Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the duration of the effects related to these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

In September 2018, the Federal Reserve raised the federal funds rate, which was the third such interest rate hike in 2018, to a range between 2.00% to 2.25%, and the Federal Reserve has announced its intention to continue to raise the federal funds rate over time. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Any continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

Although U.S. lawmakers passed legislation to raise the federal debt ceiling until March 1, 2019, in the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. If, prior to such date, legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit to the extent necessary would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations. If the U.S. government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution, another federal government shutdown may result. Such a failure or the perceived risk of such a failure, consequently, could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

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

We have borrowed funds, including through the issuance of $89.8 million, $74.0 million, and $121.3 million in aggregate principal amount of 6.125% unsecured notes due March 30, 2023, 6.50% unsecured notes due January 30, 2021, and 5.30% Series A Notes due February 27, 2024 (collectively the “Notes”), through draws from our Revolving Credit Facility, Term Loan Facility and SBA-guaranteed debentures to leverage our capital structure, which is generally considered a speculative investment technique. As of September 30, 2018, our Term Loan Facility and Revolving Credit Facility had no outstanding balances and we had $135.0 million SBA-guaranteed debentures outstanding, before netting out debt issuance costs. In addition, although the MCC Revolving Credit Facility has been terminated, MCC may replace the facility with another revolving or other credit facility. As a result:

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

•	any credit facility to which MCC becomes a party may be subject to periodic renewal by our lenders, whose continued participation cannot be guaranteed;

•	any credit facility to which MCC becomes a party may contain covenants restricting our operating flexibility;

•	we, and indirectly our stockholders, bear the cost of issuing and paying interest or dividends on such securities; and

•	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common shares.

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue debt securities or preferred stock and/or borrow money from banks and other financial institutions, which we collectively refer to as “senior securities”, only in amounts such that our asset coverage ratio equals at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) after each issuance of senior securities.

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

The debt and equity securities in which we invest for which market quotations are not readily available will be valued at fair value as determined in good faith by or under the direction of our board of directors. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under Accounting Standards Codification Topic 820 - Fair Value Measurements and Disclosures. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of independent valuation firms to review the valuation of these loans and securities. The types of factors that our board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such loans and securities.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. We also have not adopted any policy restricting the percentage of our assets that may be invested in a single portfolio company. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements under Subchapter M of the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

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

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use our existing debt to finance our investments. In periods of rising interest rates, our cost of funds will increase to the extent we access any credit facility with a floating interest rate, which could reduce our net investment income to the extent any debt investments have fixed interest rates. We expect that our long-term fixed-rate investments will be financed primarily with issuances of equity and long-term debt securities. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

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

For U.S. federal income tax purposes, we may include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, such as PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of PIK arrangements are included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.

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

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, restrictions on the payment of distributions under the its credit facilities, our SBIC subsidiary’s compliance with SBIC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

Our SBIC subsidiary may be unable to make distributions to us that will enable us to meet or maintain RIC tax treatment, which could result in the imposition of a corporate-level U.S. federal income tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level U.S. federal income taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiary. We are partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBIC regulations governing SBICs, from making certain distributions to us that may be necessary to enable us to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our eligibility for RIC tax treatment. We cannot assure you that the SBA will grant such a waiver and if our SBIC subsidiary is unable to obtain a waiver, compliance with the SBIC regulations may result in loss of RIC tax treatment and a consequent imposition of a corporate-level U.S. federal income tax on us.

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

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $350.0 million. In June 2018, the U.S. Senate passed the Small Business Investment Opportunity Act, which the President signed into law, that amended the Small Business Investment Act of 1958 by increasing the individual leverage limit from $150 million to $175 million, subject to SBA approvals. Moreover, an SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of September 30, 2018, our SBIC subsidiary had $135.0 million in SBA-guaranteed debentures outstanding.

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

We have elected and qualified to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements in order to not have to pay corporate-level U.S. federal income taxes on income we distribute to our stockholders as distributions, which allows us to substantially reduce or eliminate our corporate-level U.S. federal income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) at the time we issue any debt or preferred stock. This requirement limits the amount of our leverage. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

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

As of September 30, 2018, our Term Loan Facility and Revolving Credit Facility had no outstanding balances and we had $135.0 million SBA-guaranteed debentures outstanding and $285.1 million of outstanding Notes. Although the MCC Revolving Credit Facility was subsequently repaid and terminated, the Notes require periodic payments of interest. The weighted average interest rate charged on our borrowings as of September 30, 2018 was 5.0% (exclusive of debt issuance costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on total assets of at least 3.1% as of September 30, 2018. If we are unable to meet the financial obligations under the Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on the outstanding Notes to be due and payable immediately. If MCC is unable to meet the financial obligations under any credit facility it enters into, the lenders thereunder would likely have a superior claim to MCC’s assets over MCC Stockholders.

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

Assumed Return on Our Portfolio(1)
(net of expenses)

	(10)%	(5)%	0%	5%	10%
Corresponding net return to common stockholder	(29.7)%	(18.1)%	(6.6)%	5.0%	16.5%

(1)	Assumes $741.6 million in total assets, $420.1 million in debt outstanding, $321.2 million in net assets, and a weighted average interest rate of 5.0%. Actual interest payments may be different.

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

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We are subject to cybersecurity risks. Information cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber-attacks or other information security breaches, we could suffer such losses in the future. Our computer systems, both internal and those provided by third-party service providers, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties, which could result in significant losses or reputational damage. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We currently do not maintain insurance coverage relating to cybersecurity risks, and we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

Third parties with which we do business may also be sources of cybersecurity or other technological risks. Cybersecurity failures or breaches by our investment adviser and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

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

As of September 30, 2018, approximately 7.0% of the our portfolio at fair value is invested in energy-related businesses. A decline in oil and natural gas prices would adversely affect the credit quality of these investments. A decrease in credit quality would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect the Company's financial position and results of operations. Should the current decline in oil and natural gas prices persist, it is likely that the Company's energy-related portfolio companies' abilities to satisfy financial or operating covenants imposed by the Company or other lenders will be adversely affected, thereby negatively impacting the Company's financial condition and their ability to satisfy their debt service and other obligations to the Company.

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

Our business requires a substantial amount of capital to operate and grow. We may acquire additional capital from the issuance of senior securities (including debt and preferred stock), the issuance of additional shares of our common stock or from securitization transactions. We also may issue, through our SBIC subsidiary, additional SBA-guaranteed debentures, subject to certain restrictions. For a discussion of the requirements for issuing SBA-guaranteed debentures, see “Regulation - Small Business Investment Company Regulations.” However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations.

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

We cannot predict how tax reform legislation will affect the Company, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on the Company. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. In December 2017, Congress passed tax reform legislation, which the President signed into law. Such legislation has made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisors regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Recent legislation may allow the Company to incur additional leverage.

The 1940 Act generally prohibits the Company from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of MCC’s assets). However, in March 2018, the SBCA modified the 1940 Act by allowing a business development company to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to 150%, if certain requirements are met. Under the SBCA, the Company is allowed to increase its leverage capacity if our stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the SBCA allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after the one-year anniversary of such proposal. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

As a result of the SBCA, the Company may be able to increase its leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, our stockholders will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the NAV attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect the Company’s ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

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

We will become subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a regulated investment company under Subchapter M of the Code or to satisfy regulatory investment company distribution requirements.

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

•
The distribution requirement for a RIC is satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

•	The income source requirement is satisfied if we obtain at least 90% of our income for each fiscal year from dividends, interest, gains from the sale of stock or securities or similar sources.

•
The asset diversification requirement is satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for RIC tax treatment for any reason or become subject to corporate-level U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on our results of operations and financial conditions, and thus, our stockholders.

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

The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of September 30, 2018, before netting out debt issuance costs, our Term Loan Facility and Revolving Credit Facility had no outstanding balances and we had $135.0 million SBA-guaranteed debentures outstanding. The indebtedness under the SBA-guaranteed debentures are, and any borrowings under future credit facilities are likely to be, effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

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

Although the Notes are listed on the NYSE under the symbols “MCV,” in the case of the 2023 Notes, and “MCX,” in the case of the 2021 Notes, and listed on the Tel Aviv Stock Exchange (“TASE”) in the case of the 2024 Notes, we cannot provide any assurances that an active trading market will develop or be sustained for the Notes or that you will be able to sell your Notes. At various times, the Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market is not sustained, the liquidity and trading price for the Notes may be harmed.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our indebtedness that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the debt that we may incur in the future to avoid being in default. If we breach our covenants under our debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under such debt, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because any future credit facility will likely have customary cross-default provisions, if the indebtedness under the Notes or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the board of directors at all times and in the event dividends become two full years in arrears, would have the right to elect a majority of our directors until such arrearage is completely eliminated. In addition, preferred stockholders would have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly would be able to veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of any credit facility to which MCC is a party, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

RISKS RELATING TO THE MERGERS

On August 9, 2018, the Company entered into a definitive agreement to merge with Sierra. Pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between the Company and Sierra (the “MCC Merger Agreement”), the Company will merge with and into Sierra, with Sierra as the surviving entity (the “Combined Company”) in the merger (the “MCC Merger”). Simultaneously, pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and among MDLY, Sierra, and Merger Sub, MDLY will merge with and into Merger Sub, with Merger Sub as the surviving company in the Merger (the “MDLY Merger” together with the MCC Merger, the “Mergers”), and MDLY’s existing asset management business will continue to operate as a wholly owned subsidiary of the Combined Company. If the Mergers are successfully consummated, Sierra’s common stock will be listed on the NYSE under the symbol “SRA” and the TASE, with such listings expected to be effective as of the closing date of the Mergers.  Upon completion of the Mergers, the investment portfolios of the Company and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by its wholly controlled adviser subsidiary. Set forth below are certain risks relating to the Mergers. For more information, please refer to our proxy statement on Schedule 14A filed with the SEC on November 6, 2018.

There can be no assurances when or if the Mergers will be completed.

Although the Company, Sierra and MDLY expect to complete the Mergers as early as the fourth quarter of 2018 or the first quarter of 2019, there can be no assurances as to the exact timing of completion of the Mergers, or that the Mergers will be completed at all. The completion of the Mergers is subject to numerous conditions, including, among others, the continued effectiveness of the Registration Statement on Form N-14; the approval of Sierra’s common stock (including shares of Sierra’s common stock to be issued in the Mergers) for listing on the NYSE; receipt of requisite approvals of each of our stockholders, Sierra’s stockholders, and MDLY’s stockholders; receipt of required regulatory approvals, including from the SEC, the SBA, any necessary approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, amended, and, if applicable, state securities regulators; confirmation by the SEC that Merger Sub, as the successor to MDLY in the MDLY Merger, will be treated as a portfolio investment of the Combined Company and reflected in the Combined Company’s consolidated financial statements at fair value for accounting purposes (i.e., not consolidated into the financial statements of the Combined Company); the relevant parties having taken all actions reasonably required in order to keep existing indebtedness outstanding following the Mergers (other than with respect to our credit facility, which has been terminated); receipt of necessary consents relating to joint ventures between us and Sierra; receipt of a specified level of consents from third-party advisory clients of MDLY; with respect to the MCC Merger, satisfaction (or appropriate wavier) of the conditions to closing of the MDLY Merger; with respect to the MDLY Merger, satisfaction (or appropriate waiver) of the conditions to closing of the MCC Merger; and other customary closing conditions.

The Company, Sierra and MDLY cannot assure their respective stockholders that the conditions required to complete the Mergers will be satisfied or waived on the anticipated schedule, or at all. If the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on the Company’s, Sierra’s, and MDLY’s financial condition, results of operations, assets or business. In addition, if the Mergers are not completed, the Company, Sierra, and MDLY will have incurred substantial expenses for which no ultimate benefit will have been received. See “- If the Mergers do not close, we will benefit from the expenses incurred in its pursuit.” Moreover, if either the MCC Merger Agreement or the MDLY Merger Agreement is terminated under certain circumstances, the Company, Sierra, and MDLY may be obligated to pay the other party to the applicable merger agreement a termination fee. See “- Under certain circumstances, the Company, Sierra, or MDLY may be obligated to pay a termination fee upon termination of the MCC Merger Agreement or the MDLY Merger Agreement.” Any decision that our stockholders, Sierra’s stockholders, and MDLY’s stockholder make should be made with the understanding that the completion of the Mergers may not happen as scheduled, or at all.

If the Mergers are completed, certain additional risks regarding the Combined Company following the Mergers may be presented.

We may be targets of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the completion of the Mergers.

The Company may be a target of securities class action and derivative lawsuits. Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the merger or seek monetary relief from such companies. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. We cannot predict the outcome of these lawsuits, or others, if any, nor can we predict the amount of time and expense that will be required to resolve any such litigation. An unfavorable resolution of any such litigation surrounding the Mergers could delay or prevent their consummation. In addition, the costs defending the litigation, even if resolved in our favor, could be substantial and such litigation could distract us from pursuing the consummation of the Mergers and other potentially beneficial business opportunities.

If the Mergers do not close, we will not benefit from the expenses incurred in its pursuit.

The Mergers may not be completed. If the Mergers are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other costs and expenses, much of which will be incurred even if the Mergers are not completed. In addition, depending upon the circumstances surrounding termination of the MCC Merger Agreement or the MDLY Merger Agreement, as applicable, we may be obligated to pay a termination fee to the other party to the applicable merger agreement. See “- Under certain circumstances, the Company, Sierra, or MDLY may be obligated to pay a termination fee upon termination of the MCC Merger Agreement or the MDLY Merger Agreement.”

Failure to complete the Mergers could negatively impact the business, financial results, and ability to pay dividends and distributions, if any or at its current level, to our stockholders, and negatively impact our stock prices.

If the Mergers are not completed, our ongoing business may be adversely affected.  We may experience negative reactions from the financial markets and from their respective customers if the anticipated benefits of the Mergers are not able to be realized.  Such anticipated benefits include, among others, the expected increase in distributions to the Combined Company’s stockholders, the benefits of the larger balance sheet of the Combined Company and potential for greater scale, the fee earning potential of the asset management business, the enhanced market value of Sierra’s common stock following the completion of the Mergers upon listing on the NYSE and TASE, and the benefits of operational efficiencies, cost savings, and synergies.  If the Mergers are not consummated, we cannot assure our stockholders that the risks described above will not negatively impact the business, financial results, and ability to pay dividends and distributions, if any or at its current level, to our stockholders, and negatively impact our stock prices.

Termination of the MCC Merger Agreement or the MDLY Merger Agreement or failure to otherwise complete the Mergers could negatively impact us.

Termination of the MCC Merger Agreement or the MDLY Merger Agreement or any failure to otherwise complete the Mergers may result in various consequences, including:

•
our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers;

•
the market price of our common stock and MDLY’s class A common stock may decline to the extent that the market price prior to termination reflects a market assumption that the Mergers will be completed;

•	we may not be able to find a party willing to pay an equivalent or more attractive price than the price Sierra has agreed to pay in the MCC Merger and the MDLY Merger, respectively; and

•	the payment of any termination fee, if required under the circumstances, could adversely affect our financial condition and liquidity.

Under certain circumstances, we may be obligated to pay a termination fee upon termination of the MCC Merger Agreement or the MDLY Merger Agreement.

The MCC Merger Agreement provides for the payment by us or Sierra to the other party a termination fee of $6,000,000 in cash if the MCC Merger Agreement is terminated by us or Sierra under certain circumstances.

The MDLY Merger Agreement provides for the payment by Sierra or MDLY to the other party a termination fee of $5,350,000 in cash if the MDLY Merger Agreement is terminated by Sierra or MDLY under certain circumstances.

The MCC Merger Agreement limits our ability to actively pursue alternatives to the MCC Merger and to accept a superior proposal.

The MCC Merger Agreement contains provisions that limit the Company’s ability to actively solicit, discuss or negotiate competing third-party proposals for strategic transactions. Although these provisions, which are customary for transactions of this type, allows us to engage in negotiations regarding, and to ultimately accept, a “MCC Merger Superior Proposal” (as such term is defined in the MCC Merger Agreement), in certain circumstances, subject to the payment of a termination fee, such provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing a MCC Merger Superior Proposal to us, or might result in a potential competing acquiror proposing to pay a lower price to acquire us than it might otherwise have proposed to pay.

Certain persons related to us have interests in the Mergers that differ from the interests of our stockholders.

Certain of our directors and executive officers have financial interests in the Mergers that are different from, or in addition to, the interests of our stockholders. Our special committee and, acting on the recommendation of our special committee, our board of directors were aware of and considered these interests, among other matters, in evaluating the MCC Merger Agreement, including the MCC Merger, and in recommending to our stockholders to approve the adoption of the MCC Merger Agreement.

We will be subject to business uncertainties and contractual restrictions while the Mergers are pending.

Uncertainty about the effect of the Mergers may have an adverse effect on us and, consequently, on the Combined Company, following completion of the Mergers. These uncertainties could cause those that deal with us to seek to change their existing business relationships with us. In addition, each of the MCC Merger Agreement and the MDLY Merger Agreement restricts us from taking actions that it might otherwise consider to be in its respective best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Mergers.

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

The Company, Medley LLC, MDLY, Medley Opportunity Fund II LP, Medley Group, LLC, Brook Taube, and Seth Taube were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017 and amended on March 9, 2018, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned John Glatt, Sonji Grandy, Heather Ball, Dashawn Hunter, and Michael Corona v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed August 9, 2018 in the United States District Court, Eastern District of Virginia, Newport News Division, as Case No. 4:18-cv-101 (“Class Action 3”) (together with Class Action 1 and Class Action 2, the “Virginia Class Actions”). Medley Opportunity Fund II LP was also named as a defendant, along with various other parties, in a putative class action lawsuit captioned Christina Williams and Michael Stermel v. Red Stone, Inc. (as successor in interest to MacFarlane Group, Inc.), Medley Opportunity Fund II LP, Mark Curry, Brian McGowan, Vincent Ney, and John Doe entities and individuals, filed June 29, 2018 and amended July 26, 2018, in the United States District Court for the Eastern District of Pennsylvania, as Case No. 2:18-cv-2747 (the “Pennsylvania Class Action”) (together with the Virginia Class Actions, the “Class Action Complaints”). The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (in Class Action 1, as amended); Medley Opportunity Fund II LP and Medley Capital Corporation (in Class Action 2 and Class Action 3); and Medley Opportunity Fund II LP (in the Pennsylvania Class Action), allege that those defendants in each respective action exercised control over, or improperly derived income from, and/or obtained an improper interest in, American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The loan was made by Medley Opportunity Fund II LP in 2011. American Web Loan repaid the loan from Medley Opportunity Fund II LP in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives in Class Action 1. In Class Action 2, the alleged class plaintiff representatives have not alleged when they received any loans from American Web Loan. In Class Action 3, the alleged class plaintiff representatives claim to have received loans from American Web Loan at various times from February 2015 through April 2018. In the Pennsylvania Class Action, the alleged class plaintiff representatives claim to have received loans from American Web Loan in 2017. By orders dated August 7, 2018 and September 17, 2018, the Court presiding over the Virginia Class Actions consolidated those cases for all purposes. On October 12, 2018, Plaintiffs in Class Action 3 filed a notice of voluntary dismissal of their claims, without prejudice, against Medley Opportunity Fund II, LP and Medley Capital Corporation. On October 22, 2018, the parties to Class Action 2 settled. On October 29, 2018, the plaintiffs in Class Action 2 stipulated to the dismissal of their claims against all defendants in Class Action 2 (including Medley Opportunity Fund II LP and Medley Capital Corporation), with prejudice. Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube never made any loans or provided financing to, or had any other relationship with, American Web Loan. The Company, Medley Opportunity Fund II LP, Medley LLC, MDLY, Medley Group, LLC, Brook Taube, Seth Taube are seeking indemnification from American Web Loan, various affiliates, and other parties with respect to the claims in the Class Action Complaints. The Company, Medley Opportunity Fund II LP, Medley LLC, MDLY, Medley Group, LLC, Brook Taube, and Seth Taube believe the alleged claims in the Class Action Complaints are without merit and they intend to defend these lawsuits vigorously.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is currently traded on the New York Stock Exchange (“NYSE”) and the Tel Aviv Stock Exchange (“TASE”) under the symbol “MCC”. The following table lists the high and low closing sale prices for our common stock, the closing sale prices as a percentage of net asset value (“NAV,”) and the dividends per share declared by us for each fiscal quarter during the years ended September 30, 2018 and 2017.

				Premium/Discount of High Sales Price to NAV(2)	Premium/Discount of Low Sales Price to NAV(2)	Declared Dividends(3)
		Closing Sales Price
Period	NAV(1)	High	Low
Fiscal year ended September 30, 2018
First quarter	$7.71	$6.10	$5.09	79.12%	66.02%	$0.16
Second quarter	$7.02	$5.34	$3.98	76.07%	56.70%	$0.16
Third quarter	$6.43	$4.37	$3.39	67.96%	52.72%	$0.10
Fourth quarter	$5.90	$4.03	$3.38	68.31%	57.29%	$0.10
Fiscal year ended September 30, 2017
First quarter	$9.39	$7.87	$6.96	83.81%	74.12%	$0.22
Second quarter	$8.94	$8.00	$7.40	89.49%	82.77%	$0.22
Third quarter	$8.84	$7.84	$5.96	88.69%	67.42%	$0.16
Fourth quarter	$8.45	$6.57	$5.79	77.75%	68.52%	$0.16

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

The last reported price for our common stock on December 3, 2018 was $3.46 per share. As of September 30, 2018, we had 11 stockholders of record.

Sales of Unregistered Securities

During the year ended September 30, 2018, we did not issue any shares of common stock under our dividend reinvestment plan.

The Company had a share repurchase program from February 5, 2015 to December 31, 2017. Under the share repurchase program, the Company repurchased an aggregate of 4,259,073 shares of common stock at an average price of $8.00 per share with a total cost of approximately $34.1 million, and the Company's net asset value per share was increased by approximately $0.23 as a result of the share repurchases. We did not repurchase any shares during the year ended September 30, 2018.

Distributions

Our dividends, if any, are determined by the board of directors. We have elected, and intend to qualify annually, to be treated as a RIC under Subchapter M of the Code. To maintain RIC tax treatment, we must timely distribute at least 90% of our net ordinary income and net short-term capital gains in excess of our net long- term capital losses, if any. We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in preceding years and on which we did not pay U.S. federal income tax.

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock since completion of our initial public offering.

Dividends Declared

Record Dates	Payment Dates	Per Share
Fiscal year ended September 30, 2011
June 1, 2011	June 15, 2011	$0.16
September 1, 2011	September 15, 2011	0.21
Total		$0.37

Fiscal year ended September 30, 2012
December 15, 2011	December 30, 2011	$0.25
February 24, 2012	March 15, 2012	0.28
May 25, 2012	June 15, 2012	0.31
August 24, 2012	September 14, 2012	0.36
Total		$1.20

Fiscal year ended September 30, 2013
November 23, 2012	December 14, 2012	$0.36
February 27, 2013	March 15, 2013	0.36
May 27, 2013	June 14, 2013	0.36
August 23, 2013	September 13, 2013	0.37
Total		$1.45

Fiscal year ended September 30, 2014
November 22, 2013	December 13, 2013	$0.37
February 26, 2014	March 14, 2014	0.37
May 28, 2014	June 13, 2014	0.37
August 27, 2014	September 12, 2014	0.37
Total		$1.48

Fiscal year ended September 30, 2015
November 26, 2014	December 12, 2014	$0.37
February 25, 2015	March 13, 2015	0.30
May 20, 2015	June 12, 2015	0.30
August 19, 2015	September 11, 2015	0.30
Total		$1.27

Fiscal year ended September 30, 2016
November 25, 2015	December 18, 2015	$0.30
February 24, 2016	March 18, 2016	0.30
May 25, 2016	June 24, 2016	0.30
August 24, 2016	September 23, 2016	0.22
Total		$1.12

Fiscal year ended September 30, 2017
November 23, 2016	December 23, 2016	$0.22
February 22, 2017	March 24, 2017	0.22
May 24, 2017	June 23, 2017	0.16
August 23, 2017	September 22, 2017	0.16
Total		$0.76

Fiscal year ended September 30, 2018
November 22, 2017	December 22, 2017	$0.16
February 21, 2018	March 23, 2018	0.16
June 6, 2018	June 21, 2018	0.10
September 5, 2018	September 20, 2018	0.10
Total		$0.52

Subsequent to September 30, 2018, our board of directors declared a quarterly dividend of $0.10 per share, payable on December 20, 2018, to stockholders of record at the close of business on December 5, 2018. The specific tax characteristics of the distribution will be reported to stockholders on Form 1099 after the end of the calendar year.

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

Stock Performance Graph

This graph compares the stockholder return on our common stock from January 20, 2011 (IPO) to September 30, 2018 with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index. This graph assumes that on January 20, 2011, $100 was invested in our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect.
The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$250
$230
$210
$190
$170
$150
$130
$110
$90
$70
Jan-11
Mar-11
Jun-11
Sep-11
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
MCC
S&P 500
Russell 2000 Financial Services

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following selected financial and other data for the years ended September 30, 2018, 2017, 2016, 2015, and 2014 (dollars in thousands, except per share amounts) is derived from the audited consolidated financial statements for such years, and included in Part II, Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	For the years ended September 30,
	2018	2017	2016	2015	2014
Statement of Operations data:
Total investment income	66,820	96,256	120,749	149,196	139,390
Base management fees	14,724	17,773	19,470	22,450	17,684
Incentive fees	—	896	11,492	18,234	18,667
All other expenses	40,072	41,309	39,843	35,576	28,371
Management fee waiver	(380)	(48)	(143)	—	—
Incentive fee waiver	—	(44)	(3,504)	—	—
Net investment income	12,404	36,370	53,591	72,936	74,668
Net realized gain/(loss) on investments	(89,221)	(73,086)	(39,383)	(60,910)	356
Net unrealized appreciation/(depreciation) on investments	(32,194)	21,644	(42,257)	(26,723)	(21,274)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	474	1,092	87	(61)	(1,592)
Loss on extinguishment of debt	(2,387)	(1,097)	—	—	—
Net increase/(decrease) in net assets resulting from operations	(110,924)	(15,077)	(27,962)	(14,758)	52,158
Per share data:
Net asset value per common share at year end	5.90	8.45	9.49	11.00	12.43
Market price at year end	3.82	5.97	7.63	7.44	11.81
Net investment income	0.23	0.67	0.97	1.27	1.58
Net realized and unrealized loss on investments	(2.23)	(0.94)	(1.47)	(1.52)	(0.45)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	0.01	0.02	—	(0.01)	(0.03)
Loss on extinguishment of debt	(0.04)	(0.20)	—	—	—
Net increase/(decrease) in net assets resulting from operations	(2.04)	(0.28)	(0.50)	(0.26)	1.10
Dividends paid	0.52	0.76	1.12	1.27	1.48
Statement of Assets and Liabilities data:
Total investments at fair value	655,430	836,991	914,184	1,216,092	1,245,538
Cash and cash equivalents	75,666	108,572	104,485	15,714	36,731
Other assets(2)	10,500	13,997	12,211	12,276	30,189
Total assets	741,596	959,560	1,030,880	1,244,082	1,312,458
Total liabilities	420,417	499,131	513,961	624,162	582,601
Total net assets	321,179	460,429	516,919	619,920	729,857
Other data:
Weighted average annual yield on debt investments(1)	9.9%	10.8%	11.8%	12.3%	12.6%
Total return based on market value(3)	(27.82)%	(12.73)%	19.37%	(27.56)%	(3.98)%
Total return based on net asset value(4)	(21.29)%	(0.68)%	0.42%	1.76%	9.73%
Number of investments at year end	67	64	58	72	79

(1)	The weighted average yield is based upon original cost on our income bearing debt investments.

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

On January 26, 2018, the Company priced a debt offering in Israel of $121.3 million Series A Notes (the “2024 Notes”). The 2024 Notes will mature on February 27, 2024 and the principal will be payable in four annual installments, of which 25% will be payable on each February 27 for the years 2021 through 2024. The 2024 Notes are listed on the TASE and denominated in New Israeli Shekels, but linked to the US Dollar at a fixed exchange rate which mitigates any currency exposure to the Company. The 2024 Notes have not been and will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements. In connection with this offering, we have dual listed our common stock on TASE.

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

Agreements and Plan of Mergers

On August 9, 2018, the Company entered into a definitive agreement to merge with Sierra Income Corporation (“Sierra”). Pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between the Company and Sierra (the “MCC Merger Agreement”), the Company will merge with and into Sierra, with Sierra as the surviving entity (the “Combined Company”) in the merger (the “MCC Merger”). Under the MCC Merger, each share of our common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of our common stock held by the Company, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive 0.8050 shares of the Sierra’s common stock. Simultaneously, pursuant to the Agreement and Plan of Merger (the “MDLY Merger Agreement”), dated as of August 9, 2018, by and among Medley Management Inc. (“MDLY”), Sierra, and Sierra Management, Inc., a newly formed Delaware corporation and a wholly owned subsidiary of Sierra (“Merger Sub”), MDLY will merge with and into Merger Sub, with Merger Sub as the surviving company in the Merger (the “MDLY Merger” together with the MCC Merger, the “Mergers”), and MDLY’s existing asset management business will continue to operate as a wholly owned subsidiary of the Combined Company. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive (i) 0.3836 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders will have the right to receive certain dividends and/or other payments. If the Mergers are successfully consummated, Sierra’s common stock will be listed on the NYSE under the symbol “SRA” and the TASE, with such listings expected to be effective as of the closing date of the Mergers.  Upon completion of the Mergers, the investment portfolios of the Company and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by its wholly controlled adviser subsidiary. Set forth below are certain risks relating to the Mergers.

The Mergers are subject to the satisfaction or waiver of closing conditions, including, but not limited to: (a) the approval of the MCC Merger and the MDLY Merger by the Sierra’s stockholders by the affirmative vote of at least a majority of all its stockholders, the approval of the adoption of the MCC Merger Agreement by our stockholders, and the approval of the adoption of the MDLY Merger Agreement by MDLY’s stockholders, voting separately at their respective special meetings; (b) the receipt of an exemptive order from the SEC, an exemptive application for which has been filed by Sierra, the Company and MDLY and certain of their subsidiaries; and (c) the approval by the SBA relating to the transfer of MCC’s SBIC license. No assurance can be given that such SEC exemptive order will be issued or SBA approval will be received or that any of the other closing conditions will be satisfied or waived.

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

Portfolio and Investment Activity

As of September 30, 2018 and 2017, our portfolio had a fair market value of approximately $655.4 million and $837.0 million, respectively. The following table summarizes our portfolio and investment activity during the fiscal years ended September 30, 2018 and 2017 (dollars in thousands):

	For the years ended September 30
	2018	2017
Investments made in new portfolio companies	$149,002	$169,759
Investments made in existing portfolio companies	47,352	62,964
Aggregate amount in exits and repayments	(267,502)	(276,072)
Net investment activity	$(71,148)	$(43,349)

Portfolio Companies, at beginning of year	64	58
Number of new portfolio companies	15	35
Number of exited portfolio companies	(12)	(29)
Portfolio companies, at end of year	67	64

Number of investments in existing portfolio companies	17	15

The following table summarizes the amortized cost and the fair value of our average portfolio company investment, including MCC Senior Loan Strategy JV I LLC (“MCC JV”), and largest portfolio company investment, excluding MCC JV, as of September 30, 2018 and 2017 (dollars in thousands):

	September 30, 2018		September 30, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company investment	$11,413	$9,783	$14,282	$13,078
Largest portfolio company investment	31,469	31,469	52,137	50,667

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2018 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$475,801	62.2%	$395,015	60.3%
Senior Secured Second Lien Term Loans	49,162	6.4	48,890	7.5
Senior Secured First Lien Notes	20,000	2.6	19,268	2.9
Unsecured Debt	26,108	3.4	3,381	0.5
MCC Senior Loan Strategy JV I LLC	78,575	10.3	78,371	11.9
Equity/Warrants	115,040	15.1	110,505	16.9
Total	$764,686	100.0%	$655,430	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2017 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$559,461	61.2%	$537,163	64.2%
Senior Secured Second Lien Term Loans	161,885	17.7	135,826	16.2
Senior Secured First Lien Notes	26,768	2.9	27,545	3.3
Unsecured Debt	22,728	2.5	—	—
MCC Senior Loan Strategy JV I LLC	56,087	6.1	56,138	6.7
Equity/Warrants	87,124	9.6	80,319	9.6
Total	$914,053	100.0%	$836,991	100.0%

As of September 30, 2018, our income-bearing investment portfolio, which represented 73.7% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 9.9%, and 80.5% of our income-bearing investment portfolio bore interest based on floating rates, such as the London Interbank Offering Rate (“LIBOR”), while 19.5% of our income-bearing investment portfolio bore interest at fixed rates. As of September 30, 2018, the weighted average yield based upon cost of our total portfolio was approximately 6.2%. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2017 and 2016 (dollars in thousands):

	September 30, 2018		September 30, 2017
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$50,245	7.7%	$42,346	5.1%
2	448,240	68.4	527,410	63.0
3	106,236	16.2	139,481	16.7
4	503	0.1	69,864	8.3
5	50,206	7.6	57,890	6.9
Total	$655,430	100.0%	$836,991	100.0%

Results of Operations

Operating results for the years ended September 30, 2018, 2017 and 2016 are as follows (dollars in thousands):

	For the years ended September 30
	2018	2017	2016
Total investment income	$66,820	$96,256	$120,749
Total expenses, net	54,258	59,619	67,158
Net investment income before excise taxes	12,562	36,637	53,591
Excise tax expense	(158)	(267)	—
Net investment income	12,404	36,370	53,591
Net realized gains/(losses) from investments	(89,221)	(73,086)	(39,383)
Net unrealized appreciation/(depreciation) on investments	(32,194)	21,644	(42,257)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	474	1,092	87
Loss on extinguishment of debt	(2,387)	(1,097)	—
Net increase in net assets resulting from operations	$(110,924)	$(15,077)	$(27,962)

Investment Income

For the year ended September 30, 2018, investment income totaled $66.8 million, of which $62.3 million was attributable to portfolio interest and dividend income, and $4.5 million to fee income.

For the year ended September 30, 2017, investment income totaled $96.3 million, of which $89.7 million was attributable to portfolio interest and dividend income, and $6.6 million to fee income.

For the year ended September 30, 2016, investment income totaled $120.7 million, of which $113.2 million was attributable to portfolio interest and dividend income, and $7.5 million to fee income.

Operating Expenses

Operating expenses for the years ended September 30, 2018, 2017 and 2016 are as follows (dollars in thousands):

	For the years ended September 30
	2018	2017	2016
Base management fees	$14,724	$17,773	$19,470
Incentive fees	—	896	11,492
Interest and financing expenses	27,918	31,403	30,277
Professional fees	4,430	2,192	2,277
Administrator expenses	3,582	3,848	3,915
General and administrative	2,171	2,555	2,336
Directors fees	1,271	647	544
Insurance	542	397	494
Expenses before management and incentive fee waivers	54,638	59,711	70,805
Management fee waiver	(380)	(48)	(143)
Incentive fee waiver	—	(44)	(3,504)
Expenses, net of management and incentive fee waivers	$54,258	$59,619	$67,158

For the year ended September 30, 2018, total operating expenses before management and incentive fee waivers decreased by $5.1 million, or 8.5%, compared to the year ended September 30, 2017.

For the year ended September 30, 2017, total operating expenses before management and incentive fee waivers decreased by $11.1 million, or 15.7%, compared to the year ended September 30, 2016.

Interest and Financing Expenses

Interest and financing expenses for the year ended September 30, 2018 decreased by $3.5 million, or 11.1%, compared to the year ended September 30, 2017. The decrease in interest and financing expenses was primarily due to the $102.0 million repayment of the Senior Secured Term Loan Credit Facility (the “Term Loan Facility”), the reduction of the Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”) commitment to $150.0 million from $200.0 million, the repayment of the 7.125% unsecured notes (the “2019 Notes”) in February 2017, the redemption of $13.0 million of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes”), and the $15.0 million repayment of the SBA-guaranteed debentures (the “SBA Debentures”), partially offset by an increase in LIBOR rates and the pricing of the 2024 Notes.

Interest and financing expenses for the year ended September 30, 2017 increased by $1.1 million, or 3.7%, compared to the year ended September 30, 2016. The increase in interest and financing expenses was primarily due to the increase in LIBOR rates, the issuance of an additional $39.4 million of the 2023 Notes as well as an acceleration of debt issuance costs in the amount of $1.3 million related to the reduction of the Revolving Credit Facility commitment to $200.0 million from $343.5 million, offset by the repayment of the 2019 Notes in February 2017.

Base Management Fees and Incentive Fees

Base management fees for the year ended September 30, 2018 decreased by $3.0 million, or 17.2%, compared to the year ended September 30, 2017 due to the decline in the portfolio in the period. Incentives fees for the year ended September 30, 2018 decreased by $0.9 million, or 100%, compared to the year ended September 30, 2017 due to the decrease in pre-incentive fee net investment income.

Base management fees for the year ended September 30, 2017 decreased by $1.7 million, or 8.7%, compared to the year ended September 30, 2016 due to the decline in the portfolio in the period. Incentives fees for the year ended September 30, 2017 decreased by $10.6 million, or 92.2%, compared to the year ended September 30, 2016 due to the decrease in pre-incentive fee net investment income. Additionally, both base management and incentive fees declined due to the effect of the Fee Waiver Agreement described in the "Investment Management Agreement" section.

Professional Fees and Other General and Administrative Expenses

Professional fees and general and administrative expenses for the year ended September 30, 2018 increased by $2.4 million, or 24.4%, compared to the year ended September 30, 2017 primarily due to an increase in legal expenses, directors expenses, insurance expenses, and audit expenses, in connection with the Mergers, offset by a decrease in general administrative expenses, administrator expenses, and valuation expenses.

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

During the year ended September 30, 2018, we recognized $89.2 million of realized losses on our portfolio investments. The realized losses were primarily due to the non-cash restructuring transactions of three investments, as well as the sale of one of our investments.

During the year ended September 30, 2017, we recognized $73.1 million of realized losses on our portfolio investments. The realized losses were primarily due to the non-cash restructuring transactions of three investments, the liquidation of one investment as well as the write off of certain investments offset by the non-cash exchange of one equity investment.

During the year ended September 30, 2016, we recognized $39.4 million of realized losses on our portfolio investments. The realized losses were primarily due to the non-cash restructuring transactions of two investments and the write off of one investment offset by a realized gain on the sale of one equity investment.

Realized loss on extinguishment of debt

In the event that we modify or extinguish our debt prior to maturity, we account for it in accordance with ASC 470-50, Modifications and Extinguishments, in which we measure the difference between the reacquisition price of the debt and the net carrying amount of the debt, which includes any unamortized debt issuance costs.

During the year ended September 30, 2018, we recognized a loss on extinguishment of debt of $2.4 million from the payment of the remaining $102.0 million outstanding under the Term Loan Facility, the $13.0 million partial redemption of the 2023 Notes, the $15.0 million repayment of the SBA Debentures, and the voluntary satisfaction and termination of our Revolving Credit Facility in accordance with its terms.

During the year ended September 30, 2017, we recognized a loss on extinguishment of debt of $1.1 million from the redemption of the 2019 Notes as well as the paydown of the Term Loan Facility.

There was no loss on extinguishment of debt during the year ended September 30, 2016.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio. For the year ended September 30, 2018, we had $32.2 million of net unrealized depreciation on investments. For the year ended September 30, 2017, we had $21.6 million of net unrealized appreciation on investments. For the years ended September 30, 2016, we had $42.3 million of net unrealized depreciation on investments.

Provision for Deferred Taxes on Unrealized Depreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the years ended September 30, 2018, 2017 and 2016, the change in provision for deferred taxes on the unrealized depreciation on investments was $0.5 million, $1.1 million and $0.1 million, respectively.

Changes in Net Assets from Operations

For the year ended September 30, 2018, we recorded a net decrease in net assets resulting from operations of $110.9 million compared to a net decrease in net assets resulting from operations of $15.1 million for the year ended September 30, 2017, and a net decrease in net assets resulting from operations of $28.0 million for the year ended September 30, 2016 as a result of the factors discussed above. Based on 54,474,211, 54,474,211, and 55,399,646 weighted average common shares outstanding for the years ended September 30, 2018, 2017 and 2016, respectively, our per share net decrease in net assets resulting from operations was $2.04, $0.28 and $0.50 for the years ended September 30, 2018, 2017, and 2016, respectively.

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

As of September 30, 2018, we had $75.7 million in cash and cash equivalents, of which $47.1 million was held in Medley SBIC LP (“SBIC LP”). In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

On September 1, 2017, the Company reduced the Term Loan Facility commitment to $102.0 million from $174.0 million. The reduction was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.6 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

On January 31, 2018, the Company voluntarily prepaid the remaining $102.0 million outstanding on the Term Loan Facility. The payment was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.9 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

Revolving Credit Facility

The Company had a Revolving Credit Facility with ING Capital LLC, as Administrative Agent, in order to borrow funds to make additional investments.

The Revolving Credit Facility had a revolving period that was to end July 28, 2019, followed by a one year amortization period and a final maturity on July 28, 2020.

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

On September 28, 2018, the Company voluntarily satisfied and terminated the commitments under the Revolving Credit Facility in accordance with its terms. The termination was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $1.0 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

Unsecured Notes

2019 Notes

On March 21, 2012, the Company issued $40.0 million in aggregate principal amount of the 2019 Notes. The 2019 Notes bore interest at a rate of 7.125% per year, and were payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The 2019 Notes were listed on the NYSE and traded thereon under the trading symbol “MCQ”. On February 22, 2017, the 2019 Notes were redeemed at par plus accrued and unpaid interest. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.5 million.

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

On March 10, 2018, the Company redeemed $13.0 million in aggregate principal amount of the 2023 Notes. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.4 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

2024 Notes

On January 26, 2018, the Company priced a debt offering in Israel of $121.3 million in aggregate principal amount of the 2024 Notes that mature on February 27, 2024 and the principal will be payable in four annual installments, of which 25% will be payable on each February 27 for the years 2021 through 2024. As of March 27, 2018, the 2024 Notes may be redeemed in whole or in part at anytime or from time to time at the Company's option. The 2024 Notes bear interest at a rate of 5.30% per year, payable semi-annually on February 27 and August 27 of each year, beginning August 27, 2018.

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

On June 5, 2018, the Company announced that on June 1, 2018, its board of directors authorized the Company to repurchase and retire up to $20 million of the Company’s outstanding 2024 Notes on TASE. Execution of the repurchase plan is subject to an open trading window for the Company and continued liquidity at that time and is expected to continue until the full authorized amount is purchased or market conditions change. The repurchase of the 2024 Notes is not expected to result in any material tax consequences to the Company or its note holders. As of September 30, 2018, the Company has not repurchased any of the 2024 Notes.

SBA Debentures

On March 26, 2013, our wholly-owned subsidiary, SBIC LP received a Small Business Investment Company (“SBIC”) license from the Small Business Administration (“SBA”) under Section 301(c) of the Small Business Investment Company Act of 1958, as amended.

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

On September 1, 2018, the Company repaid $15.0 million in aggregate principal amount of the SBA Debentures. The repayment was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.2 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

As of September 30, 2018 SBIC LP had $75.0 million in regulatory capital and had $135.0 million SBA Debentures outstanding that mature between
March 2024 and September 2025.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of September 30, 2018 and 2017, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

As of September 30, 2018 and 2017, we had commitments under loan and financing agreements to fund up to $36.1 million to 17 portfolio companies and $23.7 million to 15 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2018 and 2017 is shown in the table below (dollars in thousands):

	September 30, 2018	September 30, 2017
Impact Group, LLC - Delayed Draw Term Loan	$8,567	$755
Redwood Services Group, LLC - Delayed Draw Term Loan	4,839	—
SFP Holding, Inc. - Delayed Draw Term Loan	2,765	1,778
Accupac, Inc. - Delayed Draw Term Loan	2,612	2,612
SMART Financial Operations, LLC - Delayed Draw Term Loan	2,400	4,725
RMS Holding Company, LLC - Revolver	2,327	—
Barry's Bootcamp Holdings, LLC - Revolver	2,200	4,400
DataOnline Corp. - Revolver	1,890	—
Redwood Services Group, LLC - Revolver	1,750	—
Barry's Bootcamp Holdings, LLC - Delayed Draw Term Loan	1,271	1,271
Trans-Fast Remittance LLC - Delayed Draw Term Loan	1,057	1,057
Alpine SG, LLC - Revolver	1,000	—
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
1888 Industrial Services, LLC - Revolver	719	1,797
Black Angus Steakhouses, LLC - Revolver	625	516
Manna Pro Products, LLC - Delayed Draw Term Loan	429	—
Brook & Whittle Holding Corp. - Delayed Draw Term Loan	310	—
Access Media Holdings, LLC - Series AAA Preferred Equity	173	277
Central States Dermatology Services, LLC - Delayed Draw Term Loan	137	254
SavATree, LLC - Delayed Draw Term Loan	123	167
CP OPCO, LLC - Revolver	—	1,973
Brantley Transportation LLC - Delayed Draw Term Loan	—	788
NVTN LLC - Delayed Draw Term Loan	—	250
Engineered Machinery Holdings, Inc. - Delayed Draw Term Loan	—	159
Total	$36,087	$23,672

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at September 30, 2018 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
2021 Notes	74,013	—	74,013	—	—
2023 Notes	89,847	—	—	89,847	—
2024 Notes	121,276	—	—	—	121,276
SBA Debenture	135,000	—	—	—	135,000
Total contractual obligations	$420,136	$—	$74,013	$89,847	$256,276

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

On March 27, 2015, the Company and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (“MCC JV”). The Company and GALIC have committed to provide $100 million of equity to MCC JV, with the Company providing $87.5 million and GALIC providing $12.5 million. MCC JV commenced operations on July 15, 2015. On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with commitments of $100 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. As of September 30, 2018, MCC JV has drawn approximately $179.3 million on the JV Facility. As of September 30, 2018, MCC JV had total investments at fair value of $251.9 million. As of September 30, 2018, MCC JV’s portfolio was comprised of senior secured first lien term loans to 56 different borrowers. As of September 30, 2018, certain investments in one portfolio company were on non-accrual status.

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

The following table summarizes the dividend distributions during the year ended September 30, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
10/31/2017	11/22/2017	12/22/2017	$0.16
1/30/2018	2/21/2018	3/23/2018	0.16
5/4/2018	6/6/2018	6/21/2018	0.10
8/2/2018	9/5/2018	9/20/2018	0.10
			$0.52

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

The following table summarizes our share repurchases under our stock repurchase program for the years ended September 30, 2018, 2017, and 2016 (dollars in thousands, except share and per share amounts):

	For the years ended September 30
	2018	2017	2016
Dollar amount repurchased	N/A(1)	N/A(1)	$12,870
Shares Repurchased	N/A(1)	N/A(1)	1,862,941
Average price per share	N/A(1)	N/A(1)	$6.91
Weighted average discount to Net Asset Value	N/A(1)	N/A(1)	31.0%

(1)	The Company did not repurchase any shares during the years ended September 30, 2018 and 2017.

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

On August 9, 2018, the Company entered into the MCC Merger Agreement pursuant to which the Company will, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger Agreement. Under the MCC Merger, each share of our common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of our common stock held by the Company, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive 0.8050 shares of the Sierra’s common stock. In addition, pursuant to the MDLY Merger Agreement, MDLY will on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger Agreement. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive (i) 0.3836 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders will have the right to receive certain dividends and/or other payments. The Mergers will occur simultaneously and, as a result of the foregoing, the investment management function relating to the operation of the Sierra, as the surviving company in the Mergers, will be internalized. The Mergers are subject to the satisfaction or waiver of closing conditions, including, but not limited to: (a) the approval of the MCC Merger and the MDLY Merger by the Sierra’s stockholders by the affirmative vote of at least a majority of all its stockholders, the approval of the adoption of the MCC Merger Agreement by our stockholders, and the approval of the adoption of the MDLY Merger Agreement by MDLY’s stockholders, voting separately at their respective special meetings; (b) the receipt of an exemptive order from the SEC, an exemptive application for which has been filed by Sierra, the Company and MDLY and certain of their subsidiaries; and (c) the approval by the SBA relating to the transfer of MCC’s SBIC license. No assurance can be given that such SEC exemptive order will be issued or SBA approval will be received or that any of the other closing conditions will be satisfied or waived.

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

On November 25, 2013, the Company obtained an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley, LLC or an investment adviser controlled by Medley, LLC in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors (the “Prior Exemptive Order”). On March 29, 2017, the Company, MCC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the “Exemptive Order”) that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder. On October 4, 2017, the Company, MCC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “Current Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. If the Mergers are successfully consummated, Sierra and certain of its affiliates will not be able to rely on the Current Exemptive Order. In this regard, on November 19, 2018, Sierra and certain of its affiliates submitted an exemptive application to the SEC for an exemptive order that would supersede the Current Exemptive Order (the “Superseding Exemptive Order”) and would permit Sierra to participate in negotiated co- investment transactions with certain affiliates that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. There can be no assurance if and when Sierra will receive the Superseding Exemptive Order. The terms of the Superseding Exemptive Order, if received, would be substantially similar to the Current Exemptive Order. Co-investment under the Superseding Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the board of directors determines that it would be in Sierra’s best interest to participate in the transaction. The Current Exemptive Order will remain in effect unless and until the Mergers are completed and the Superseding Exemptive Order is granted by the SEC. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

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

Under GAAP, the Company calculates the second component of the incentive fee as if the Company had realized all assets at their fair values as of the reporting date. Accordingly, when applicable, the Company accrues a provisional capital gains incentive fee taking into account any unrealized gains or losses. As the provisional capital gains incentive fee is subject to the performance of investments until there is a realization event, the amount of the provisional capital gains incentive fee accrued at a reporting date may vary from the capital gains incentive that is ultimately realized and the differences could be material.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At September 30, 2018, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $48.1 million, or 7.3% of the fair value of our portfolio. At September 30, 2017, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $72.5 million, or 8.7% of the fair value of our portfolio. At September 30, 2016, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $55.9 million, or 6.1% of the fair value of our portfolio.

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

Recent Developments

On November 16, 2018, the Company’s board of directors declared a quarterly dividend of $0.10 per share, payable on December 20, 2018, to stockholders of record at the close of business on December 5, 2018. The specific tax characteristics of the distribution will be reported to stockholders on Form 1099 after the end of the calendar year.

On November 30, 2018, the Company caused notices to be issued to the holders of the 2023 Notes regarding the Company’s exercise of its option to redeem $12,000,000 in aggregate principal amount of the $89,846,800 in aggregate principal amount of issued and outstanding 2023 Notes on December 31, 2018.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended September 30, 2018, we did not engage in hedging activities.

As of September 30, 2018, 80.5% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate LIBOR floor as of September 30, 2018 was as follows (dollars in thousands):

	September 30, 2018
LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$9,418	2.4%
1% to under 2%	364,194	93.7
2% to under 3%	15,113	3.9
Total	$388,725	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2018, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase/(decrease)	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
300	$11,800	$—	$11,800
200	7,900	—	7,900
100	3,900	—	3,900
(100)	(3,800)	—	(3,800)
(200)	(4,900)	—	(4,900)
(300)	(4,900)	—	(4,900)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 8.  Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Medley Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Medley Capital Corporation (the Company), including the consolidated schedules of investments, as of September 30, 2018 and 2017, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2018 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 4, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2018 and 2017, by correspondence with the custodian, directly with designees of the portfolio companies, debt agents and brokers, as applicable, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /s/ Ernst and Young LLP

We have served as the Company's auditor since 2010

New York, New York
December 4, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Medley Capital Corporation

Opinion on Internal Control over Financial Reporting

We have audited Medley Capital Corporation’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Medley Capital Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedule of investments as of September 30, 2018 and 2017, the related consolidated statements of operations, changes in net assets and cash flows, for each of the three years in the period ended September 30, 2018, and the related notes and our report dated December 4, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A of Form 10-K, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst and Young LLP

New York, New York
December 4, 2018

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	September 30, 2018	September 30, 2017
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $428,717,777 and $625,108,198, respectively)	$393,149,374	$575,495,698
Affiliated investments (amortized cost of $102,546,973 and $91,026,729, respectively)	100,640,804	90,071,365
Controlled investments (amortized cost of $233,421,693 and $197,918,352, respectively)	161,639,736	171,423,836
Total investments at fair value	655,429,914	836,990,899
Cash and cash equivalents	75,665,981	108,571,958
Interest receivable	6,377,076	9,371,048
Other assets	3,420,442	3,321,822
Deferred offering costs	354,754	307,015
Fees receivable	187,276	765,756
Receivable for dispositions and investments sold	160,257	231,895
Total assets	$741,595,700	$959,560,393

LIABILITIES
Revolving credit facility payable (net of debt issuance costs of $0 and $1,777,181, respectively)	$—	$66,222,819
Term loan payable (net of debt issuance costs of $0 and $1,045,895, respectively)	—	100,954,105
Notes payable (net of debt issuance costs of $8,238,300 and $4,122,533, respectively)	276,909,028	172,751,776
SBA debentures payable (net of debt issuance costs of $2,095,329 and $2,845,694, respectively)	132,904,671	147,154,306
Management and incentive fees payable (see Note 6)	3,347,674	4,312,004
Interest and fees payable	3,280,018	3,759,891
Accounts payable and accrued expenses	2,935,833	1,863,546
Administrator expenses payable (see Note 6)	808,546	859,794
Deferred revenue	192,152	259,552
Due to affiliate	39,051	81,347
Deferred tax liability	—	911,936
Total liabilities	$420,416,973	$499,131,076

Guarantees and Commitments (see Note 8)

NET ASSETS
Common stock, par value $0.001 per share, 100,000,000 common shares authorized, 54,474,211 and 54,474,211 common shares issued and outstanding, respectively	$54,474	$54,474
Capital in excess of par value	698,586,770	705,046,098
Total distributable earnings/(loss)	(377,462,517)	(244,671,255)
Total net assets	321,178,727	460,429,317
Total liabilities and net assets	$741,595,700	$959,560,393

NET ASSET VALUE PER SHARE	$5.90	$8.45

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the years ended September 30
	2018	2017	2016
INVESTMENT INCOME
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$39,636,027	$65,398,561	$98,057,236
Payment-in-kind	3,815,332	9,970,327	8,009,607
Affiliated investments:
Cash	2,177,167	1,950,454	667,000
Payment-in-kind	3,398,660	774,543	—
Controlled investments:
Cash	1,521,820	2,045,830	949,732
Payment-in-kind	3,560,572	5,099,935	4,531,210
Total interest income	54,109,578	85,239,650	112,214,785
Dividend income (net of provisional taxes of $(437,584), $0 and $511,510, respectively)	7,991,444	4,232,453	1,046,476
Interest from cash and cash equivalents	245,356	163,599	32,242
Fee income (see Note 9)	4,474,220	6,620,376	7,455,466
Total investment income	66,820,598	96,256,078	120,748,969

EXPENSES
Base management fees (see Note 6)	14,723,910	17,772,593	19,469,583
Incentive fees (see Note 6)	—	895,675	11,492,006
Interest and financing expenses	27,918,291	31,402,538	30,276,926
Professional fees	4,430,233	2,192,210	2,276,902
Administrator expenses (see Note 6)	3,582,162	3,848,299	3,915,506
General and administrative	2,170,904	2,555,448	2,336,025
Directors fees	1,270,523	646,758	543,847
Insurance	542,314	396,797	494,136
Expenses before management and incentive fee waivers	54,638,337	59,710,318	70,804,931
Management fee waiver (see Note 6)	(380,000)	(47,941)	(142,546)
Incentive fee waiver (see Note 6)	—	(43,663)	(3,504,103)
Total expenses net of management and incentive fee waivers	54,258,337	59,618,714	67,158,282
Net investment income before excise taxes	12,562,261	36,637,364	53,590,687
Excise tax expense	(157,922)	(267,183)	—
NET INVESTMENT INCOME	12,404,339	36,370,181	53,590,687

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from investments
Non-controlled/non-affiliated investments	(89,221,587)	(40,007,550)	(39,382,650)
Affiliated investments	—	3,391,500	—
Controlled investments	—	(36,470,249)	—
Net realized gain/(loss) from investments	(89,221,587)	(73,086,299)	(39,382,650)
Net unrealized appreciation/(depreciation) on investments
Non-controlled/non-affiliated investments	14,044,097	(7,611,264)	(4,571,897)
Affiliated investments	(950,805)	501,163	—
Controlled investments	(45,287,441)	28,754,467	(37,685,558)
Net unrealized appreciation/(depreciation) on investments	(32,194,149)	21,644,366	(42,257,455)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	474,352	1,091,788	87,333
Loss on extinguishment of debt (see Note 5)	(2,386,957)	(1,096,682)	—
Net realized and unrealized gain/(loss) on investments	(123,328,341)	(51,446,827)	(81,552,772)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(110,924,002)	$(15,076,646)	$(27,962,085)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(2.04)	$(0.28)	$(0.50)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.23	$0.67	$0.97
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	54,474,211	54,474,211	55,399,646
DIVIDENDS DECLARED PER COMMON SHARE	$0.52	$0.76	$1.12

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the years ended September 30
	2018	2017	2016
OPERATIONS
Net investment income	$12,404,339	$36,370,181	$53,590,687
Net realized gain/(loss) from investments	(89,221,587)	(73,086,299)	(39,382,650)
Net unrealized appreciation/(depreciation) on investments	(32,194,149)	21,644,366	(42,257,455)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	474,352	1,091,788	87,333
Loss on extinguishment of debt	(2,386,957)	(1,096,682)	—
Net increase/(decrease) in net assets from operations	(110,924,002)	(15,076,646)	(27,962,085)
SHAREHOLDER DISTRIBUTIONS
Distributions from earnings	(22,025,185)	(41,400,401)	(62,122,756)
Return of capital	(6,301,403)	—	—
Net decrease in net assets from shareholder distributions	(28,326,588)	(41,400,401)	(62,122,756)
COMMON SHARE TRANSACTIONS
Offering costs	—	(12,778)	(46,429)
Repurchase of common stock under stock repurchase program (0, 0 and 1,862,941 shares, respectively)	—	—	(12,869,972)
Net increase/(decrease) in net assets from common share transactions	—	(12,778)	(12,916,401)
Total increase/(decrease) in net assets	(139,250,590)	(56,489,825)	(103,001,242)
Net assets at beginning of year	460,429,317	516,919,142	619,920,384
Net assets at end of year	$321,178,727	$460,429,317	$516,919,142

Net asset value per common share	$5.90	$8.45	$9.49
Common shares outstanding at end of year	54,474,211	54,474,211	54,474,211

 See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the years ended September 30
	2018	2017	2016
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS	$(110,924,002)	$(15,076,646)	$(27,962,085)
ADJUSTMENTS TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(9,545,703)	(14,743,799)	(14,442,519)
Net amortization of premium/(discount) on investments	(959,112)	(1,362,534)	(874,204)
Amortization of debt issuance costs	3,583,158	4,587,474	3,550,181
Net realized (gain)/loss from investments	89,221,587	73,086,299	39,382,650
Net deferred income taxes	(911,936)	(1,091,788)	206,368
Net unrealized (appreciation)/depreciation on investments	32,194,149	(21,644,366)	42,257,455
Proceeds from sale and settlements of investments	267,611,933	281,354,722	333,056,400
Purchases, originations and participations	(196,961,869)	(239,496,926)	(97,472,088)
Loss on extinguishment of debt	2,386,957	1,096,682	—
(Increase)/decrease in operating assets:
Interest receivable	2,993,972	(388,894)	560,393
Other assets	(98,620)	(2,428,682)	(336,853)
Fees receivable	578,480	637,627	(13,749)
Receivable for dispositions and investments sold	71,638	457,484	(110,511)
Increase/(decrease) in operating liabilities:
Management and incentive fees payable, net	(964,330)	(246,615)	(5,403,915)
Interest and fees payable	(479,873)	2,045,868	400,092
Accounts payable and accrued expenses	1,072,287	(799,404)	159,508
Administrator expenses payable	(51,248)	(130,442)	(10,610)
Deferred revenue	(67,400)	(110,253)	(32,224)
Due to affiliate	(42,296)	(9,212)	(18,605)
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	78,707,772	65,736,595	272,895,684

Cash flows from financing activities
Borrowings on debt	140,775,690	213,863,443	147,112,825
Paydowns on debt	(217,500,000)	(232,500,000)	(251,800,000)
Debt issuance costs paid	(6,515,112)	(1,536,137)	(4,363,830)
Payments of cash dividends	(28,326,588)	(41,400,401)	(62,122,756)
Offering costs paid	(47,739)	(76,805)	(80,944)
Repurchase of common stock under stock repurchase program	—	—	(12,869,972)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(111,613,749)	(61,649,900)	(184,124,677)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(32,905,977)	4,086,695	88,771,007
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	108,571,958	104,485,263	15,714,256
CASH AND CASH EQUIVALENTS, END OF YEAR	$75,665,981	$108,571,958	$104,485,263

Supplemental Information:
Interest paid during the year	$24,676,749	$24,692,824	$26,249,761
Supplemental non-cash information:
Payment-in-kind interest income	$10,774,564	$15,844,805	$12,540,818
Net amortization of premium/(discount) on investments	$959,112	$1,362,534	$874,204
Amortization of debt issuance costs	$(3,583,158)	$(4,587,474)	$(3,550,181)
Non-cash purchase of investments	$7,443,658	$118,256,477	$31,883,728
Non-cash sale of investments	$7,443,658	$118,256,477	$31,883,728

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2018

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

3SI Security Systems, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	6/16/2023	$17,325,000	$17,325,000	$17,325,000	5.4%
				17,325,000	17,325,000	17,325,000

Accupac, Inc.(7)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(13)(19)	9/14/2023	9,788,793	9,788,793	9,788,793	3.1%
				9,788,793	9,788,793	9,788,793

Alpine SG, LLC(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	13,398,750	13,398,750	13,398,750	4.2%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	6,617,630	6,617,630	6,617,630	2.1%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	11/16/2022	—	—	—	0.0%
				20,016,380	20,016,380	20,016,380

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/25/2023	6,500,000	6,500,000	6,565,000	2.1%
				6,500,000	6,500,000	6,565,000

Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)	8/4/2025	7,000,000	7,091,560	7,140,000	2.2%
				7,000,000	7,091,560	7,140,000

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	6/17/2020	13,891,687	13,891,687	13,958,367	4.3%
				13,891,687	13,891,687	13,958,367

Barry's Bootcamp Holdings, LLC(7)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	7,628,570	7,628,570	7,505,750	2.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	7/14/2022	2,200,000	2,200,000	2,200,000	0.7%
				9,828,570	9,828,570	9,705,750

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	7,495,536	7,495,536	7,373,065	2.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)(17)	4/24/2020	267,857	267,857	267,857	0.1%
				7,763,393	7,763,393	7,640,922

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Brook & Whittle Holding Corp.(7)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	10/17/2023	1,320,297	1,320,297	1,331,381	0.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(18)	10/17/2023	—	—	—	0.0%
				1,320,297	1,320,297	1,331,381

Central States Dermatology Services, LLC(7)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	4/20/2022	1,076,331	1,076,331	1,076,331	0.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)(19)	4/20/2022	270,991	270,991	270,991	0.1%
				1,347,322	1,347,322	1,347,322

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan B (Prime + 5.50% PIK)(10)(15)	4/1/2019	1,375,911	1,210,237	234,042	0.1%
		Senior Secured First Lien Term Loan C (Prime + 8.50% PIK)(10)(15)	4/1/2019	10,352,733	4,060,507	—	0.0%
		Preferred Facility (Prime + 7.00% PIK)(10)(15)	4/1/2019	5,883,641	—	—	0.0%
		Equity - 232 Common Units		—	—	—	0.0%
				17,612,285	5,270,744	234,042

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	7/28/2025	4,010,025	3,992,123	4,034,486	1.3%
				4,010,025	3,992,123	4,034,486

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/30/2019	12,890,000	12,890,000	12,890,000	4.0%
		Equity - 350 Common Units		—	700,000	521,203	0.2%
				12,890,000	13,590,000	13,411,203

CT Technologies Intermediate Holdings, Inc.(12)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	12/1/2022	7,500,000	7,500,000	7,223,250	2.2%
				7,500,000	7,500,000	7,223,250

DataOnline Corp.(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	7/31/2025	16,000,000	16,000,000	16,000,000	5.0%
		Revolving Credit Facility (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)(17)	7/31/2024	—	—	—	0.0%
				16,000,000	16,000,000	16,000,000

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)(16)	10/1/2019	2,418,494	2,418,494	2,418,494	0.8%
		Preferred Equity (8.00% PIK)		3,866,737	3,866,737	3,866,737	1.2%
				6,285,231	6,285,231	6,285,231

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(10)(16)	5/6/2019	20,952,402	18,674,779	6,040,577	1.9%
				20,952,402	18,674,779	6,040,577

Engineered Machinery Holdings, Inc.	Capital Equipment	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(14)	7/18/2025	1,671,064	1,656,132	1,662,708	0.5%
				1,671,064	1,656,132	1,662,708

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

FKI Security Group, LLC(12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	3/30/2020	11,281,250	11,281,250	11,281,250	3.5%
				11,281,250	11,281,250	11,281,250

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)		6,677,895	6,677,895	6,677,895	2.1%
		Equity - 150 Common Units		—	—	1,753,260	0.6%
				6,677,895	6,677,895	8,431,155

Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.50% LIBOR Floor)(14)	9/26/2019	10,930,000	10,930,000	10,930,000	3.4%
				10,930,000	10,930,000	10,930,000

Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)	2/7/2023	9,950,349	9,950,349	9,950,349	3.1%
				9,950,349	9,950,349	9,950,349

Global Accessories Group, LLC(12)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	151,339	0.0%
				—	151,337	151,339

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)(8)	10/15/2019	20,000,000	20,000,000	19,268,000	6.0%
				20,000,000	20,000,000	19,268,000

The Imagine Group, LLC(24)	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(13)	6/21/2023	3,000,000	2,962,275	2,750,100	0.9%
				3,000,000	2,962,275	2,750,100

Impact Group, LLC(7)(25)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	6/27/2023	3,457,319	3,457,319	3,457,319	1.1%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(19)	6/27/2023	1,427,914	1,427,914	1,427,914	0.5%
				4,885,233	4,885,233	4,885,233

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2022	14,062,500	14,062,500	13,048,594	4.1%
				14,062,500	14,062,500	13,048,594

Jackson Hewitt Tax Service Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash)	5/31/2023	7,000,000	7,000,000	7,000,000	2.2%
				7,000,000	7,000,000	7,000,000

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	2/15/2022	19,529,449	19,529,449	19,765,755	6.2%
				19,529,449	19,529,449	19,765,755

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 1.01% of Outstanding Equity(20)	2/19/2024	—	955,680	50,000	0.0%
				—	955,680	50,000

Manna Pro Products, LLC(7)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)	12/8/2023	5,453,570	5,453,570	5,434,482	1.7%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(19)	12/8/2023	670,363	670,363	666,517	0.2%
				6,123,933	6,123,933	6,100,999

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Midcoast Energy, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(14)	8/1/2025	3,000,000	2,970,391	3,003,900	0.9%
				3,000,000	2,970,391	3,003,900

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 11.50% PIK, 0.75% LIBOR Floor)(10)(14)	12/31/2018	21,925,733	19,746,873	8,814,145	2.7%
				21,925,733	19,746,873	8,814,145

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	8,151,557	7,813,946	7,654,312	2.4%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	2,808,500	2,808,500	2,637,182	0.8%
		Warrants - 1.56% of Outstanding Equity	1/9/2027	—	499,751	—	0.0%
				10,960,057	11,122,197	10,291,494

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(16)	7/8/2020	2,103,712	2,103,712	1,051,856	0.3%
		Equity - 479,283 Common Units		—	129,406	—	0.0%
		Warrants - 2.8% of Outstanding Equity	7/8/2020	—	52,757	—	0.0%
				2,103,712	2,285,875	1,051,856

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt	7/31/2020	761,905	761,905	761,905	0.2%
		Unsecured Debt	7/31/2021	761,905	761,905	761,905	0.2%
				1,523,810	1,523,810	1,523,810

Redwood Services Group, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	6/6/2023	6,022,406	6,022,406	6,022,406	1.9%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)	6/6/2023	1,373,485	1,373,485	1,373,485	0.4%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	6/6/2023	—	—	—	0.0%
				7,395,891	7,395,891	7,395,891

RMS Holding Company, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	15,269,745	15,269,745	15,269,745	4.8%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	11/16/2022	1,073,204	1,073,204	1,066,744	0.3%
				16,342,949	16,342,949	16,336,489

SavATree, LLC(7)	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)	6/2/2022	1,858,855	1,858,855	1,858,855	0.6%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)(19)	6/2/2022	43,225	43,225	43,225	0.0%
				1,902,080	1,902,080	1,902,080

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (8.00% Cash)	8/31/2019	850,000	850,000	850,000	0.3%
				850,000	850,000	850,000

Seotowncenter, Inc.	Services: Business	Equity - 3,249.697 Common Units		—	500,000	532,885	0.2%
				—	500,000	532,885

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

SFP Holding, Inc.(7)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	9/1/2022	9,739,371	9,739,371	9,739,371	3.0%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(17)	9/1/2022	1,005,364	1,005,364	1,005,364	0.3%
		Equity - 1.42% Company Interest		—	736,905	736,905	0.2%
				10,744,735	11,481,640	11,481,640

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(10)(14)	7/31/2020	7,330,098	7,136,156	3,512,583	1.1%
				7,330,098	7,136,156	3,512,583

SMART Financial Operations, LLC(7)	Retail	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	11/22/2021	2,775,000	2,775,000	2,775,833	0.9%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	11/22/2021	2,325,000	2,325,000	2,326,418	0.7%
		Equity - 700,000 Class A Preferred Units		—	700,000	700,000	0.2%
				5,100,000	5,800,000	5,802,251

SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)	2/17/2022	7,387,500	7,387,500	7,461,375	2.3%
				7,387,500	7,387,500	7,461,375

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		—	263,814	274,367	0.1%
				—	263,814	274,367

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2025	4,000,000	3,945,676	4,000,000	1.2%
				4,000,000	3,945,676	4,000,000

Trans-Fast Remittance LLC(7)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)(17)	12/2/2021	3,567,857	3,567,857	3,571,557	1.1%
		Revolving Credit Facility (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)(17)	12/2/2021	1,875,000	1,875,000	1,875,000	0.6%
				5,442,857	5,442,857	5,446,557

Vail Holdco Corp	Wholesale	Equity - 10,702 Shares of Series A Preferred Stock (12.50% PIK)(8)		10,702,000	10,276,214	10,234,323	3.2%
		Equity - 7,700 Shares of Junior Convertible Preferred Stock		7,700,000	7,700,000	7,700,000	2.4%
		Warrants - 0.4875% of Outstanding Equity		—	425,787	580,416	0.2%
				18,402,000	18,402,001	18,514,739

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor)(14)	4/28/2023	808,000	734,073	734,553	0.2%
		Equity - 5,441 Class A Units		—	302,464	302,464	0.1%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	—	361,667	361,667	0.1%
				808,000	1,398,204	1,398,684

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	9/26/2024	13,807,500	13,807,500	13,807,500	4.3%
		Equity - 1,500 Common Units		—	1,500,000	1,500,000	0.5%
				13,807,500	15,307,500	15,307,500

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(9)		—	518,283	698,024	0.2%
				—	518,283	698,024

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(14)	2/12/2024	4,225,918	4,225,918	4,225,918	1.3%
				4,225,918	4,225,918	4,225,918

Subtotal Non-Controlled/Non-Affiliated Investments				$438,395,898	$428,717,777	$393,149,374

Affiliated Investments:

1888 Industrial Services, LLC(7)(23)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)	9/30/2021	$8,984,232	$8,984,232	$8,984,232	2.8%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(14)	9/30/2021	21,762,155	19,326,112	19,725,217	6.1%
		Revolving Credit Facility (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)(17)	9/30/2021	3,593,693	3,593,693	3,593,693	1.1%
		Equity - 21,562.16 Class A Units		—	—	—	0.0%
				34,340,080	31,904,037	32,303,142

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00% PIK)(10)	7/22/2020	9,072,532	8,446,385	5,876,279	1.8%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		899,200	899,200	(172,800)	(0.1)%
		Equity - 16 Common Units		—	—	—	0.0%
				12,371,732	11,745,585	5,703,479

Brantley Transportation LLC(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	12,829,552	9,000,000	2,882,800	0.9%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(13)	8/2/2017	503,105	503,105	503,105	0.2%
		Equity - 7.5 Common Units		—	—	—	0.0%
				13,332,657	9,503,105	3,385,905

Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 6.15% Membership Interest		2,500,000	2,500,000	2,500,000	0.8%
				2,500,000	2,500,000	2,500,000

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		31,468,755	31,468,755	31,468,755	9.8%
		Preferred Equity - A-1 Preferred (3.00% PIK)		4,072,311	4,072,311	4,072,311	1.3%
		Equity - 57,300 Class B Units		—	57,300	9,825,804	3.1%
				35,541,066	35,598,366	45,366,870

JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred (6.00% PIK)		1,166,292	1,166,292	1,166,292	0.4%
		Equity - 129,588 Class B Units		—	129,588	215,116	0.1%
				1,166,292	1,295,880	1,381,408

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	6/17/2021	6,670,000	6,670,000	6,670,000	2.1%
		Equity - 33,300 Preferred Units		—	3,330,000	3,330,000	1.0%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$105,921,827	$102,546,973	$100,640,804

Controlled Investments:(5)

Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	$30,252,541	$20,846,571	$12,657,663	3.9%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	13,604,437	9,686,866	5,692,096	1.8%
		Senior Secured First Lien Incremental Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(14)	9/25/2020	2,242,721	2,242,721	2,242,721	0.7%
		Equity - 4,664.6 Class B Units and 9,424.4 Class C Units		—	12	—	0.0%
		Equity - 2,932.3 Common Units		—	400,003	—	0.0%
				46,099,699	33,176,173	20,592,480

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	78,575,000	78,370,891	24.4%
				—	78,575,000	78,370,891

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(13)	11/9/2020	4,005,990	4,005,990	4,005,990	1.2%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	11,837,367	11,837,367	11,837,367	3.7%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	7,479,397	7,479,397	7,479,397	2.3%
		Equity - 787.4 Class A Units		—	9,550,922	—	0.0%
				23,322,754	32,873,676	23,322,754

OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 13.00% PIK)(10)(16)	5/5/2019	29,590,984	22,880,599	—	0.0%
		Senior Secured First Lien Term Loan (8.00% PIK)(10)	5/5/2019	4,392,738	4,337,049	1,374,048	0.4%
		Unsecured Debt (8.00% PIK)(10)	7/24/2025	28,912,172	22,727,575	—	0.0%
		Equity - 5,055.56 Common Units		—	872,698	—	0.0%
				62,895,894	50,817,921	1,374,048

TPG Plastics LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (Prime + 0.00% Cash)(15)	12/31/2019	401,346	401,346	401,346	0.1%
		Unsecured Debt (10.00% Cash)(21)		360,000	360,000	360,000	0.1%
		Unsecured Debt (1.00% Cash)(22)		646,996	646,996	646,996	0.2%
		Equity - 35 Class B Units		—	2,670,154	2,670,154	0.8%
				1,408,342	4,078,496	4,078,496

URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.00% PIK, 2.00% LIBOR Floor)(14)	5/2/2022	15,112,754	15,112,754	15,112,754	4.7%
		Preferred Equity (12.00% PIK)		5,850,794	5,850,794	5,850,795	1.8%
		Equity - 397,466 Common Units		—	12,936,879	12,937,518	4.0%
				20,963,548	33,900,427	33,901,067

Subtotal Controlled Investments				$154,690,237	$233,421,693	$161,639,736

Total Investments, September 30, 2018				$699,007,962	$764,686,443	$655,429,914	204.1%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated payment-in-kind ("PIK") interest and is net of repayments.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $17,795,949, $120,259,250, and $102,463,301, respectively. The tax cost basis of investments is $757,893,215 as of September 30, 2018.

(4)	Percentage is based on net assets of $321,178,727 as of September 30, 2018.

(5)
Control Investments are defined by the Investment Company Act of 1940, as amended (the "1940 Act"), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(7)	The investment has an unfunded commitment as of September 30, 2018 (see Note 8), and includes an analysis of the value of any unfunded commitments.

(8)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $29,502,323 and 9.2% of net assets as of September 30, 2018, and are considered restricted securities.

(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP, and Watermill-EMI Partners, LP.

(10)	The investment was on non-accrual status as of September 30, 2018.

(11)
The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2018, 13.5% of the Company's portfolio investments were non-qualifying assets.

(12)	A portion of this investment was sold via a participation agreement. The amount stated is the portion retained by Medley Capital Corporation (see Note 3).

(13)
The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (''LIBOR'') floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2018 was 2.24%.

(14)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2018 was 2.39%.

(15)
These loans bear interest at an alternate base rate, or in the case of these particular investments the Prime Rate set by the Federal Reserve, plus a given spread. The Prime Rate in effect at September 30, 2018 was 5.25%.

(16)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2018 was 2.39%.

(17)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2018, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(18)	This investment earns 0.75% commitment fee on all unused commitment as of September 30, 2018, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(19)	This investment earns 1.00% commitment fee on all unused commitment as of September 30, 2018, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(20)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2018 (see Note 4).

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

(23)	Investment changed its name from AAR Intermediate Holdings, LLC during FY 2018.

(24)	Investment changed its name from Imagine! Print Solutions, LLC during FY 2018.

(25)	Investment changed its name from Impact Sales, LLC during FY 2018.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2017

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

3SI Security Systems, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	6/16/2023	$17,500,000	$17,500,000	$17,500,000	3.8%
				17,500,000	17,500,000	17,500,000

Accupac, Inc.(7)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(13)(18)	9/14/2023	9,887,670	9,887,670	9,887,670	2.2%
				9,887,670	9,887,670	9,887,670

Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	12/11/2020	14,776,537	14,776,537	14,776,537	3.2%
				14,776,537	14,776,537	14,776,537

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/25/2023	6,500,000	6,500,000	6,578,000	1.4%
				6,500,000	6,500,000	6,578,000

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	6/30/2019	14,262,133	14,262,133	14,342,001	3.1%
				14,262,133	14,262,133	14,342,001

Avantor Performance Materials Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (LIBOR + 8.25% Cash, 1.00% LIBOR Floor)(13)	3/10/2025	1,000,000	990,465	1,020,000	0.2%
				1,000,000	990,465	1,020,000

Barry's Bootcamp Holdings, LLC(7)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	7,628,570	7,628,570	7,628,570	1.7%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)(17)	7/14/2022	—	—	—	0.0%
				7,628,570	7,628,570	7,628,570

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	7,700,893	7,700,893	7,375,190	1.6%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)(17)	4/24/2020	376,360	376,360	343,324	0.1%
				8,077,253	8,077,253	7,718,514

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Central States Dermatology Services, LLC(7)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	4/20/2022	1,087,248	1,087,248	1,087,248	0.2%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)(18)	4/20/2022	155,930	155,930	155,930	0.0%
				1,243,178	1,243,178	1,243,178

Comfort Holding, LLC	Consumer goods: Durable	Senior Secured Second Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(13)	2/3/2025	1,000,000	961,738	850,200	0.2%
				1,000,000	961,738	850,200

CP OPCO, LLC(7)	Services: Consumer	Senior Secured First Lien Term Loan B (ABR + 5.50% PIK, 4.25% ABR Floor)(10)	3/31/2019	1,244,335	1,210,237	338,459	0.1%
		Senior Secured First Lien Term Loan C (ABR + 8.50% PIK, 4.25% ABR Floor)(10)	3/31/2019	9,088,659	4,060,507	—	0.0%
		Preferred Facility (ABR + 7.00% PIK, 3.75% ABR Floor)(10)	3/31/2019	5,297,476	—	—	0.0%
		Revolving Credit Facility (ABR + 3.50% Cash, 4.25% ABR Floor)	3/31/2019	—	—	—	0.0%
		Equity - 232 Common Units		—	—	—	0.0%
				15,630,470	5,270,744	338,459

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	7/26/2025	5,000,000	4,975,352	4,975,000	1.1%
				5,000,000	4,975,352	4,975,000

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/30/2019	13,277,500	13,277,500	13,246,962	2.9%
		Equity - 350 Common Units		—	700,000	273,808	0.1%
				13,277,500	13,977,500	13,520,770

CT Technologies Intermediate Holdings, Inc.(12)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	12/1/2022	7,500,000	7,500,000	7,500,000	1.6%
				7,500,000	7,500,000	7,500,000

DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (LIBOR + 8.50% PIK, 1.50% LIBOR Floor)(14)	11/10/2019	4,005,143	4,005,143	4,005,143	0.9%
		Senior Secured First Lien Term Loan B (LIBOR + 11.00% PIK, 1.50% LIBOR Floor)(14)	11/10/2019	14,732,716	14,732,716	14,732,716	3.2%
		Senior Secured First Lien Term Loan C (LIBOR + 12.25% PIK, 1.50% LIBOR Floor)(10)(14)	11/10/2019	12,751,998	11,600,575	6,375,999	1.4%
		Senior Secured First Lien Term Loan D (LIBOR + 13.25% PIK, 1.50% LIBOR Floor)(10)(14)	11/10/2019	11,956,119	4,701,476	—	0.0%
		Equity - 1,230,769 Class A Units		—	1,230,769	—	0.0%
				43,445,976	36,270,679	25,113,858

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)(16)	10/1/2018	3,460,972	3,417,279	3,495,581	0.8%
		Preferred Equity (8.00% PIK)		3,571,500	3,571,500	3,571,500	0.8%
				7,032,472	6,988,779	7,067,081

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (13.50% PIK + LIBOR)(16)	6/6/2018	18,201,153	18,201,153	15,492,821	3.4%
				18,201,153	18,201,153	15,492,821

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Engineered Machinery Holdings, Inc.(7)	Capital Equipment	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(14)	7/18/2025	1,519,149	1,504,143	1,503,957	0.3%
		Senior Secured Second Lien Delayed Draw Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(14)(19)	7/18/2025	21,702	21,487	19,894	0.0%
				1,540,851	1,525,630	1,523,851

FKI Security Group, LLC(12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	3/30/2020	11,656,250	11,656,250	11,656,250	2.5%
				11,656,250	11,656,250	11,656,250

Footprint Acquisition, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash)(15)	2/27/2020	5,117,626	5,117,626	5,117,626	1.1%
		Preferred Equity (8.75% PIK)		6,124,188	6,124,188	5,427,255	1.2%
		Equity - 150 Common Units		—	—	—	0.0%
				11,241,814	11,241,814	10,544,881

Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.50% LIBOR Floor)(14)	9/26/2019	12,410,000	12,410,000	12,517,967	2.7%
				12,410,000	12,410,000	12,517,967

Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(13)	2/7/2023	10,000,000	10,000,000	10,094,000	2.2%
				10,000,000	10,000,000	10,094,000

Global Accessories Group, LLC(12)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	151,339	0.0%
				—	151,337	151,339

Harrison Gypsum, LLC(12)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% PIK, 1.50% LIBOR Floor)(13)	12/21/2018	52,137,471	52,137,471	50,667,194	11.0%
				52,137,471	52,137,471	50,667,194

Heligear Acquisition Co.(8)	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)	10/15/2019	20,000,000	20,000,000	20,478,000	4.4%
				20,000,000	20,000,000	20,478,000

The Imagine Group, LLC(25)	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(14)	6/21/2023	3,000,000	2,956,403	2,955,000	0.6%
				3,000,000	2,956,403	2,955,000

Impact Sales, LLC(7)(26)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)	12/30/2021	2,605,312	2,605,312	2,621,986	0.6%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)(18)	12/30/2021	119,711	119,711	125,307	0.0%
				2,725,023	2,725,023	2,747,293

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2022	14,812,500	14,812,500	14,812,500	3.2%
				14,812,500	14,812,500	14,812,500

JD Norman Industries, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 12.25% Cash)(15)	3/6/2019	20,100,000	20,100,000	20,071,860	4.4%
				20,100,000	20,100,000	20,071,860

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	2/15/2022	21,234,375	21,234,375	21,412,744	4.7%
				21,234,375	21,234,375	21,412,744

Lighting Science Group Corporation	Containers, Packaging & Glass	Senior Secured Second Lien Term (LIBOR + 10.00% Cash, 2.00% PIK)(16)	2/19/2019	13,865,893	13,531,508	13,386,133	2.9%
		Warrants - 0.98% of Outstanding Equity(21)	2/19/2024	—	955,680	—	0.0%
				13,865,893	14,487,188	13,386,133

Merchant Cash and Capital, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 13.00% Cash, 3.00% LIBOR Floor)(13)	5/31/2017	4,915,635	4,915,635	4,915,635	1.1%
		Senior Secured Second Lien Term Loan (17.00% PIK)(10)	5/4/2017	15,519,966	15,167,277	7,759,983	1.7%
				20,435,601	20,082,912	12,675,618

Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(14)	9/29/2020	35,278,846	35,278,846	35,278,846	7.7%
				35,278,846	35,278,846	35,278,846

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 3.00% PIK, 0.75% LIBOR Floor)(14)	12/31/2018	21,127,331	21,127,331	21,127,331	4.6%
				21,127,331	21,127,331	21,127,331

The Plastics Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (11.00% Cash, 2.00% PIK)	2/28/2019	21,755,233	21,755,233	18,992,318	4.1%
				21,755,233	21,755,233	18,992,318

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	8,459,113	8,034,525	8,503,947	1.8%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	2,808,500	2,808,500	2,823,385	0.6%
		Warrants - 1.56% of Outstanding Equity	1/9/2027	—	499,751	83,018	0.0%
				11,267,613	11,342,776	11,410,350

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(16)	7/8/2020	2,085,870	2,085,870	1,844,534	0.4%
		Equity - 479,283 Common Units(20)		—	129,406	38,343	0.0%
		Warrants - 2.8% of Outstanding Equity(21)	7/8/2020	—	52,757	21,103	0.0%
				2,085,870	2,268,033	1,903,980

Prince Mineral Holding Corp.(8)	Wholesale	Senior Secured First Lien Note (11.50% Cash)(21)	12/15/2019	6,800,000	6,767,560	7,066,560	1.5%
				6,800,000	6,767,560	7,066,560

Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 1.25% LIBOR Floor)(14)	11/1/2019	17,000,000	17,000,000	16,117,700	3.5%
				17,000,000	17,000,000	16,117,700

SavATree, LLC(7)	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)(18)	6/2/2022	1,330,000	1,330,000	1,330,000	0.3%
				1,330,000	1,330,000	1,330,000

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Sendero Drilling Company, LLC	Energy: Oil & Gas	Warrants - 5.52% of Outstanding Equity	3/18/2019	—	793,523	2,188,676	0.5%
				—	793,523	2,188,676

Seotowncenter, Inc.(12)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	9/11/2019	23,697,976	23,697,976	23,697,976	5.1%
		Equity - 3,249.697 Common Units		—	500,000	419,731	0.1%
				23,697,976	24,197,976	24,117,707

SFP Holding, Inc.(7)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(17)	9/1/2022	6,222,222	6,222,222	6,222,222	1.4%
		Equity - 1.42% Company Interest		—	600,000	600,000	0.1%
				6,222,222	6,822,222	6,822,222

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	7/31/2020	7,648,798	7,648,798	7,337,492	1.6%
				7,648,798	7,648,798	7,337,492

SMART Financial Operations, LLC(7)	Retail	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	11/22/2021	2,775,000	2,775,000	2,848,500	0.6%
		Equity - 700,000 Class A Preferred Units		—	700,000	735,000	0.2%
				2,775,000	3,475,000	3,583,500

SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)	2/17/2022	7,462,500	7,462,500	7,527,424	1.6%
				7,462,500	7,462,500	7,527,424

Stancor, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 0.75% LIBOR Floor)(13)	8/19/2019	4,346,364	4,346,364	4,346,364	0.9%
		Equity - 263,814.43 Class A Units		—	263,814	205,775	0.0%
				4,346,364	4,610,178	4,552,139

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	8/18/2025	4,000,000	3,940,532	3,940,000	0.9%
				4,000,000	3,940,532	3,940,000

Taylored Freight Services, LLC	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 9.50% Cash, 2.00% PIK, 1.50% LIBOR Floor)(14)	11/1/2017	14,895,052	14,895,052	14,895,052	3.2%
				14,895,052	14,895,052	14,895,052

Trans-Fast Remittance LLC(7)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)(17)	12/2/2021	3,567,857	3,567,857	3,661,282	0.8%
		Revolving Credit Facility (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	12/2/2021	1,875,000	1,875,000	1,875,000	0.4%
				5,442,857	5,442,857	5,536,282

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(9)	5/14/2021	1,958,668	1,109,768	1,091,958	0.2%
		Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(9)	5/13/2022	24,000,000	21,696,167	4,080,000	0.9%
				25,958,668	22,805,935	5,171,958

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Watermill-QMC Midco, Inc.	Automotive	Equity - Partnership Interest(23)		—	518,283	672,213	0.1%
				—	518,283	672,213

Wheels Up Partners LLC(12)	Aerospace & Defense	Senior Secured First Lien Delayed Draw (LIBOR + 8.55% Cash, 1.00% LIBOR Floor)(14)	10/15/2021	14,676,659	14,676,659	14,676,659	3.2%
				14,676,659	14,676,659	14,676,659

Subtotal Non-Controlled/Non-Affiliated Investments				$640,893,679	$625,108,198	$575,495,698

Affiliated Investments:

1888 Industrial Services, LLC(7)(22)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)	9/30/2021	$8,984,232	$8,984,232	$8,984,232	2.0%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(14)	9/30/2021	19,746,290	16,707,477	19,746,290	4.3%
		Revolving Credit Facility (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)(17)	9/30/2021	—	—	—	0.0%
		Equity - 21,562.16 Class A Units		—	—	—	0.0%
				28,730,522	25,691,709	28,730,522

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (5.00% Cash, 5.00% PIK)	7/22/2020	8,340,525	8,340,525	8,340,525	1.8%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		363,200	363,200	43,200	0.0%
		Equity - 16 Common Units		—	—	—	0.0%
				11,103,725	11,103,725	8,383,725

Brantley Transportation LLC(7)(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	11,355,575	9,000,000	7,719,520	1.7%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(13)	8/2/2017	668,105	668,105	668,105	0.1%
		Equity - 7.5 Common Units		—	—	—	0.0%
				12,023,680	9,668,105	8,387,625

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		30,552,190	30,552,190	30,552,190	6.6%
		Preferred Equity - A-1 Preferred (3.00% PIK)		3,953,700	3,953,700	3,953,700	0.9%
		Equity - 57,300 Class B Units		—	57,300	63,603	0.0%
				34,505,890	34,563,190	34,569,493

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	9/10/2019	6,670,000	6,670,000	6,670,000	1.5%
		Equity - 33,300 Preferred Units		—	3,330,000	3,330,000	0.7%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$93,033,817	$91,026,729	$90,071,365

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Controlled Investments:(5)

Capstone Nutrition(12)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	$26,124,967	$20,803,397	$18,002,715	3.9%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	11,304,251	9,153,997	7,789,760	1.7%
		Equity - 4,664.6 Class B Units and 9,424.4 Class C Units		—	12	—	0.0%
		Equity - 2,932.3 Common Units		—	400,003	—	0.0%
				37,429,218	30,357,409	25,792,475

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	56,087,500	56,137,946	12.2%
				—	56,087,500	56,137,946

NVTN LLC(7)(22)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(13)	11/9/2020	3,505,990	3,505,990	3,505,990	0.8%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	10,604,502	10,604,502	10,604,502	2.3%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	6,518,046	6,518,046	6,518,046	1.4%
		Equity - 787.4 Class A Units		—	9,550,922	9,550,922	2.1%
				20,628,538	30,179,460	30,179,460

OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 13.00% PIK)(10)(16)	5/5/2019	25,470,636	22,880,599	24,500,205	5.3%
		Senior Secured First Lien Term Loan (8.00% PIK)	5/5/2019	1,409,669	1,409,669	1,409,669	0.3%
		Unsecured Debt (8.00% PIK)(10)	7/24/2025	26,666,961	22,727,575	—	0.0%
		Equity - 5,055.56 Common Units		—	872,698	—	0.0%
				53,547,266	47,890,541	25,909,874

URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.00% Cash, 2.00% LIBOR Floor)(14)	5/2/2022	14,966,563	14,966,563	14,966,563	3.3%
		Preferred Equity (12.00% PIK)		5,500,000	5,500,000	5,500,000	1.2%
		Equity - 397,466 Common Units		—	12,936,879	12,937,518	2.8%
				20,466,563	33,403,442	33,404,081

Subtotal Controlled Investments				$132,071,585	$197,918,352	$171,423,836

Total Investments, September 30, 2017				$865,999,081	$914,053,279	$836,990,899	181.8%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest and is net of repayments.

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

(12)	A portion of this investment was sold via a participation agreement. The amount stated is the portion retained by Medley Capital Corporation (see Note 3).

(13)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2017 was 1.24%.

(14)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2017 was 1.33%.

(15)	The interest rate on these loans is subject to 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2017 was 1.24%.

(16)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2017 was 1.33%.

(17)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2017, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(18)	This investment earns 1.00% commitment fee on all unused commitment as of September 30, 2017, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(19)	This investment earns 7.25% commitment fee on all unused commitment as of September 30, 2017, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(20)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2017 (see Note 4).

(21)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2017 (see Note 4).

(22)	Investment changed its name from DLR Restaurants LLC during fiscal year 2017.

(23)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP, and Watermill-EMI Partners, LP.

(24)	Investment changed its name from AAR Intermediate Holdings, LLC during FY 2018.

(25)	Investment changed its name from Imagine! Print Solutions, LLC during FY 2018.

(26)	Investment changed its name from Impact Sales, LLC during FY 2018.

See accompanying notes to consolidated financial statements.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2018

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

On January 26, 2018, the Company priced a debt offering in Israel of $121.3 million Series A Notes (the “2024 Notes”). The 2024 Notes will mature on February 27, 2024 and the principal will be payable in four annual installments, of which 25% will be payable on each February 27 for the years 2021 through 2024. The 2024 Notes are listed on the Tel Aviv Stock Exchange (“TASE”) and denominated in New Israeli Shekels, but linked to the US Dollar at a fixed exchange rate which mitigates any currency exposure to the Company. The 2024 Notes have not been and will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements. In connection with this offering, we have dual listed our common stock on TASE.

Agreements and Plans of Mergers

On August 9, 2018, the Company entered into a definitive agreement to merge with Sierra Income Corporation (“Sierra”). Pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between the Company and Sierra (the “MCC Merger Agreement”), the Company will merge with and into Sierra, with Sierra as the surviving entity (the “Combined Company”) in the merger (the “MCC Merger”). Under the MCC Merger, each share of our common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of our common stock held by the Company, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive 0.8050 shares of the Sierra’s common stock. Simultaneously, pursuant to the Agreement and Plan of Merger (the “MDLY Merger Agreement”), dated as of August 9, 2018, by and among MDLY,

Sierra, and Sierra Management, Inc., a newly formed Delaware corporation and a wholly owned subsidiary of Sierra (“Merger Sub”), MDLY will merge with and into Merger Sub, with Merger Sub as the surviving company in the Merger (the “MDLY Merger” together with the MCC Merger, the “Mergers”), and MDLY’s existing asset management business will continue to operate as a wholly owned subsidiary of the Combined Company. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive (i) 0.3836 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders will have the right to receive certain dividends and/or other payments. If the Mergers are successfully consummated, Sierra’s common stock will be listed on the NYSE under the symbol “SRA” and the TASE, with such listings expected to be effective as of the closing date of the Mergers. Upon completion of the Mergers, the investment portfolios of the Company and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by its wholly controlled adviser subsidiary.

The Mergers are subject to the satisfaction or waiver of closing conditions, including, but not limited to: (a) the approval of the MCC Merger and the MDLY Merger by the Sierra’s stockholders by the affirmative vote of at least a majority of all its stockholders, the approval of the adoption of the MCC Merger Agreement by our stockholders, and the approval of the adoption of the MDLY Merger Agreement by MDLY’s stockholders, voting separately at their respective special meetings; (b) the receipt of an exemptive order from the SEC, an exemptive application for which has been filed by Sierra, the Company and MDLY and certain of their subsidiaries; and (c) the approval by the SBA relating to the transfer of MCC’s SBIC license. No assurance can be given that such SEC exemptive order will be issued or SBA approval will be received or that any of the other closing conditions will be satisfied or waived.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the years ended September 30, 2018, 2017, and 2016, the Company earned approximately $10.8 million, $15.8 million, and $12.5 million in PIK interest, respectively.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. Fee income for the years ended September 30, 2018, 2017, and 2016 was approximately $4.5 million, $6.6 million, and $7.5 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the years ended September 30, 2018, 2017, and 2016, $73.0 million, $42.9 million, and $15.7 million, respectively, of our realized losses were related to certain non-cash restructuring transactions, which is included in the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At September 30, 2018, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $48.1 million, or 7.3% of the fair value of our portfolio. At September 30, 2017, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $72.5 million, or 8.7% of the fair value of our portfolio. At September 30, 2016, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $55.9 million, or 6.1% of the fair value of our portfolio.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contracts with a customer, (2) identify the performance obligations in the contracts, (3) determine the transaction prices, (4) allocate the transaction prices to the performance obligations in the contracts, and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. The new standard became effective for the Company on October 1, 2018. During implementation, the Company determined that the Company’s significant revenue sources associated with financial instruments, including loans and notes that are accounted for under other U.S. GAAP, are considered not in the scope of ASU 2014-09. As a result, the new guidance will not have a significant impact on the Company’s consolidated financial statements. The Company identified no changes to the recognition, timing or classification of revenues most closely associated with financial instruments, including interest and dividend income, realized gains and losses, up-front fees, interest and dividend income. The Company will elect to adopt the new guidance using the modified retrospective approach as of the date of initial application on October 1, 2018. At this time, electing the modified retrospective approach would result in no cumulative effect adjustment to the opening balance of net assets at the date of initial application.

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

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (“ASU 2017-08”). The amendments in ASU 2017-08 require premiums on purchased callable debt securities to be amortized to the security’s earliest call date. Prior to this ASU, premiums and discounts on purchased callable debt securities were generally required to be amortized to the security’s maturity date. The amendments in ASU 2017-08 do not require any changes to treatment of securities held at a discount. ASU 2017-08 is effective on October 1, 2019, with early adoption permitted. Although the company is still evaluating the effect of ASU 2017-08, it does not expect the amendments to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements. This guidance is effective for the Company on January 1, 2020 and early adoption is permitted. The Company is currently assessing the potential impact of this guidance to the fair value disclosures.

In October 2018, the SEC adopted amendments (the “Amendments”) to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements, or changes in the information environment. In part, the Amendments require an investment company to present distributable earnings in total, rather than showing the three components of distributable earnings. The compliance date for the Amendments is for all filings on or after November 5, 2018. Management has adopted the Amendments and included the required disclosures in the Company’s consolidated financial statements herein. Prior periods have been reclassified to confirm to the current year presentation.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the calendar year ended December 31, 2017, and 2016, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains. Accordingly, with respect to the calendar year ended December 31, 2017, and 2016, an excise tax expense of $0.2 million and $0.3 million was recorded in the fiscal years ended September 30, 2018 and 2017, respectively.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of September 30, 2018, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. As of September 30, 2017, the Company recorded a deferred tax liability of $0.9 million on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the years ended September 30, 2018, 2017 and 2016, the change in provision for deferred taxes on the unrealized depreciation on investments was $0.5 million, $1.1 million and $0.1 million, respectively.

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. For the fiscal year ended September 30, 2018, the Company’s Taxable Subsidiaries provisional tax is based on the new lower blended federal corporate tax rate of 24.25%. The Taxable Subsidiaries' current interpretation of the Tax Act may change, possibly materially, as we complete our analysis and receive additional clarification and implementation guidance.

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

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended September 30, 2018, 2017 and 2016, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of distributions and closing fees as follows:

	For the years ended September 30
	2018	2017	2016
Capital in excess of par value	$(157,925)	$(267,183)	$—
Accumulated undistributed net investment income/(loss)	280,924	3,746,825	(1,008,000)
Accumulated net realized gain/(loss) from investments	(122,999)	(3,479,642)	1,008,000

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended September 30, 2018, 2017 and 2016 were as follows:

	For the years ended September 30
	2018	2017	2016
Ordinary income	$22,025,185	$41,400,401	$62,122,756
Distributions of long-term capital gains	—	—	—
Return of capital	6,301,403	—	—
Distributions on a tax basis	$28,326,588	$41,400,401	$62,122,756

For federal income tax purposes, the cost of investments owned at September 30, 2018, 2017 and 2016 were approximately $757.9 million, $903.8 million, and $999.0 million, respectively.

At September 30, 2018, 2017 and 2016, the components of distributable earnings/(accumulated deficits) on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain fee income and organizational expenses, as follows:

	For the years ended September 30
	2018	2017	2016
Undistributed ordinary income	$—	$17,570,891	$8,793,113
Accumulated capital and other losses(1)	(268,569,450)	(177,904,733)	(99,177,258)
Other temporary differences	(6,429,766)	(17,099,606)	(11,708,070)
Unrealized appreciation/(depreciation)	(102,463,301)	(67,237,807)	(86,369,176)
Components of distributable earnings/(accumulated deficits) at year end	$(377,462,517)	$(244,671,255)	$(188,461,391)

(1)
Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2018, the Company a had long-term capital loss carryforward available to offset future realized capital gains of $268,569,450.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at September 30, 2018. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of September 30, 2018 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$475,801	62.2%	$395,015	60.3%
Senior Secured Second Lien Term Loans	49,162	6.4	48,890	7.5
Senior Secured First Lien Notes	20,000	2.6	19,268	2.9
Unsecured Debt	26,108	3.4	3,381	0.5
MCC Senior Loan Strategy JV I LLC	78,575	10.3	78,371	11.9
Equity/Warrants	115,040	15.1	110,505	16.9
Total	$764,686	100.0%	$655,430	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At September 30, 2018 and 2017, the total fair value of warrants was $1.0 million and $2.3 million, respectively, and were included in investments at fair value on the Consolidated Statement of Assets and Liabilities. During the years ended September 30, 2018 and 2017, the Company acquired two and one warrant positions, respectively.

Total unrealized depreciation related to warrants for the years ended September 30, 2018 and 2017 was $1.3 million and $3.4 million, respectively, and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. Total unrealized appreciation related to warrants for the year ended September 30, 2016 was $2.1 million and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2018 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$95,021	14.5%
Construction & Building	92,850	14.2
Multisector Holdings	78,371	12.0
High Tech Industries	65,662	10.0
Healthcare & Pharmaceuticals	46,020	7.0
Energy: Oil & Gas	45,584	7.0
Aerospace & Defense	36,714	5.6
Hotel, Gaming & Leisure	32,487	5.0
Containers, Packaging & Glass	24,219	3.7
Banking, Finance, Insurance & Real Estate	22,587	3.4
Wholesale	18,515	2.8
Services: Consumer	16,940	2.6
Consumer goods: Durable	15,307	2.3
Automotive	13,027	2.0
Capital Equipment	12,944	2.0
Metals & Mining	8,814	1.3
Consumer goods: Non-durable	6,252	0.9
Retail	5,802	0.9
Media: Broadcasting & Subscription	5,703	0.9
Chemicals, Plastics & Rubber	4,078	0.6
Environmental Industries	3,283	0.5
Media: Advertising, Printing & Publishing	2,750	0.4
Forest Products & Paper	2,500	0.4
Total	$655,430	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2017 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$142,912	17.1%
Construction & Building	130,633	15.6
Healthcare & Pharmaceuticals	67,301	8.0
Banking, Finance, Insurance & Real Estate	63,491	7.6
Hotel, Gaming & Leisure	63,012	7.5
Multisector Holdings	56,138	6.7
Energy: Oil & Gas	54,800	6.5
Aerospace & Defense	53,650	6.4
Automotive	38,434	4.6
Containers, Packaging & Glass	38,086	4.6
High Tech Industries	25,809	3.1
Metals & Mining	21,127	2.5
Chemicals, Plastics & Rubber	20,012	2.4
Beverage & Food	16,118	1.9
Capital Equipment	13,180	1.6
Media: Broadcasting & Subscription	8,384	1.0
Services: Consumer	7,967	1.0
Wholesale	7,067	0.8
Retail	3,584	0.4
Media: Advertising, Printing & Publishing	2,955	0.4
Environmental Industries	1,330	0.2
Consumer goods: Durable	850	0.1
Consumer goods: Non-durable	151	0.0
Total	$836,991	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at September 30, 2018 (dollars in thousands):

	Fair Value	Percentage
Northeast	$167,803	25.6%
West	155,519	23.7
Midwest	118,291	18.1
Southeast	76,676	11.7
Mid-Atlantic	71,962	11.0
Southwest	65,179	9.9
Total	$655,430	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2017 (dollars in thousands):

	Fair Value	Percentage
Midwest	$188,957	22.6%
Southwest	152,883	18.3
Northeast	152,662	18.2
Southeast	152,469	18.2
West	133,190	15.9
Mid-Atlantic	56,830	6.8
Total	$836,991	100.0%

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the years ended September 30, 2018 and 2017 were as follows:

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2017	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2018	Income Earned

Affiliated Investments
1888 Industrial Services, LLC(4)	Senior Secured First Lien Term Loan A	$8,984,232	$—	$—	$—	$—	$8,984,232	$629,767
	Senior Secured First Lien Term Loan B	19,746,290	2,618,635	—	(2,639,708)	—	19,725,217	2,713,056
	Revolving Credit Facility	—	3,593,693	—	—	—	3,593,693	129,351
	Equity	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	8,340,525	105,860	—	(2,570,106)	—	5,876,279	212,656
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	—	—	—	—	—	—
	Preferred Equity Series AAA	43,200	536,000	—	(752,000)	—	(172,800)	—
	Equity	—	—	—	—	—	—	—
Brantley Transportation LLC	Senior Secured First Lien Term Loan	7,719,520	—	—	(4,836,720)	—	2,882,800	—
	Senior Secured First Lien Delayed Draw Term Loan	668,105	(165,000)	—	—	—	503,105	41,950
	Equity	—	—	—	—	—	—	—
Caddo Investors Holdings 1 LLC	Equity	—	2,500,000	—	—	—	2,500,000	89,688
JFL-NGS Partners, LLC	Preferred Equity A-2	30,552,190	916,565	—	—	—	31,468,755	924,928
	Preferred Equity A-1	3,953,700	118,611	—	—	—	4,072,311	119,693
	Equity	63,603	—	—	9,762,201	—	9,825,804	—
JFL-WCS Partners, LLC	Preferred Equity Class A	—	1,166,292	—	—	—	1,166,292	47,738
	Equity	—	129,588	—	85,528	—	215,116	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	667,000
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$90,071,365	$11,520,244	$—	$(950,805)	$—	$100,640,804	$5,575,827

Controlled Investments
Capstone Nutrition	Senior Secured First Lien Term Loan	$18,002,715	$43,174	$—	$(5,388,226)	$—	$12,657,663	$—
	Senior Secured First Lien Delayed Draw Term Loan	7,789,760	532,868	—	(2,630,532)	—	5,692,096	—
	Senior Secured First Lien Incremental Delayed Draw	—	2,242,721	—	—	—	2,242,721	222,325
	Equity - Class B and C Units	—	—	—	—	—	—	—
	Equity - Common Units	—	—	—	—	—	—	—
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	56,137,946	22,487,500	—	(254,555)	—	78,370,891	7,021,875

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2017	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2018	Income Earned

NVTN LLC	Senior Secured First Lien Term Loan	3,505,990	500,000	—	—	—	4,005,990	221,859
	Senior Secured First Lien Term Loan B	10,604,502	1,232,865	—	—	—	11,837,367	1,252,532
	Senior Secured First Lien Term Loan C	6,518,046	961,351	—	—	—	7,479,397	977,701
	Equity	9,550,922	—	—	(9,550,922)	—	—	—
OmniVere, LLC	Senior Secured First Lien Term Loan	24,500,205	—	—	(24,500,205)	—	—	—
	Senior Secured First Lien Term Loan	1,409,669	2,927,380	—	(2,963,001)	—	1,374,048	152,997
	Unsecured Debt	—	—	—	—	—	—	—
	Equity	—	—	—	—	—	—	—
TPG Plastics LLC	Senior Secured Second Lien Term Loan	—	—	401,346	—	—	401,346	7,153
	Unsecured Debt	—	—	360,000	—	—	360,000	12,921
	Unsecured Debt	—	—	646,996	—	—	646,996	2,322
	Equity	—	—	2,670,154	—	—	2,670,154	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	14,966,563	146,191	—	—	—	15,112,754	1,540,982
	Preferred Equity	5,500,000	350,795	—	—	—	5,850,795	691,600
	Equity	12,937,518	—	—	—	—	12,937,518	—
Total Controlled Investments		$171,423,836	$31,424,845	$4,078,496	$(45,287,441)	$—	$161,639,736	$12,104,267

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2016	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2017	Income Earned
Affiliated Investments
1888 Industrial Services, LLC(4)(5)	Senior Secured First Lien Term Loan A	$—	$—	$8,984,232	$—	$—	$8,984,232	$15,713
	Senior Secured First Lien Term Loan B	—	15,257	19,746,290	(15,257)	—	19,746,290	66,248
	Revolving Credit Facility	—	—	—	—	—	—	250
	Equity	—	—	—		—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	—	411,431	7,832,358	96,736	—	8,340,525	817,488
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	184,000	—	(184,000)	—	—	—
	Preferred Equity Series AAA	—	363,200	—	(320,000)	—	43,200	—
	Equity	—	—	—	—	—	—	—
Brantley Transportation LLC	Senior Secured First Lien Term Loan	—	(51,055)	5,351,092	2,419,483	—	7,719,520	(51,055)
	Senior Secured First Lien Delayed Draw Term Loan	—	30,605	637,500	—	—	668,105	43,343
	Equity	—	—	—	—	—	—	—

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2016	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2017	Income Earned
Dream Finders Homes, LLC(3)	Senior Secured First Lien Term Loan B	—	(3,591,895)	1,702,497	(1,502,102)	3,391,500	—	851,203
	Preferred Equity	—	—	—	—	—	—	—
JFL-NGS Partners, LLC	Preferred Equity A-2	—	—	30,552,190	—	—	30,552,190	278,736
	Preferred Equity A-1	—	3,953,700	—	—	—	3,953,700	36,071
	Equity	—	57,300	—	6,303	—	63,603	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	667,000
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$10,000,000	$1,372,543	$74,806,159	$501,163	$3,391,500	$90,071,365	$2,724,997

Controlled Investments
1888 Industrial Services, LLC(4)(5)	Senior Secured First Lien Term Loan A	$8,984,232	$—	$(8,984,232)	$—	$—	$—	$541,003
	Senior Secured First Lien Term Loan B	14,889,405	1,801,521	(19,746,290)	3,055,364	—	—	2,220,060
	Revolving Credit Facility	—	—	—	—	—	—	27,255
	Equity	—	—	—	—	—	—	6,622
Capstone Nutrition	Senior Secured First Lien Term Loan	14,615,564	—	—	3,387,151	—	18,002,715	—
	Senior Secured First Lien Delayed Draw Term Loan	6,324,142	—	—	1,465,618	—	7,789,760	—
	Equity	—	—	—	—	—	—	—
	Equity	—	—	—	—	—	—	—
Lydell Jewelry Design Studio, LLC	Senior Secured First Lien Term Loan	5,707,522	(181,578)	—	8,562,347	(14,088,291)	—	—
	Senior Secured First Lien Delayed Draw Term Loan	1,500,000	(276,513)	—	—	(1,223,487)	—	155,461
	Equity	—	—	—	—	—	—
	Equity	—	—	—	—	—	—
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	31,252,416	23,975,000	—	910,530	—	56,137,946	4,156,250
NVTN LLC	Senior Secured First Lien Term Loan	—	1,980,789	1,525,201	—	—	3,505,990	151,132
	Senior Secured First Lien Term Loan B	—	—	10,604,502	—	—	10,604,502	955,110
	Senior Secured First Lien Term Loan C	—	—	6,518,046	—	—	6,518,046	732,441
	Equity	—	—	9,550,922	—	—	9,550,922	—
OmniVere, LLC	Senior Secured First Lien Term Loan	22,360,258	827,584	—	1,312,363	—	24,500,205	828,406
	Senior Secured First Lien Term Loan	—	1,409,669	—	—	—	1,409,669	44,174
	Unsecured Debt	11,336,861	1,972,687	—	(13,309,548)	—	—	—
	Equity	—	—	—	—	—	—	—

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2016	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2017	Income Earned
United Road Towing, Inc	Senior Secured Second Lien Term Loan	18,725,607	(18,725,607)	—	—	—	—	652,723
	Preferred Equity Class C	1,186,268	(2,255,263)	—	15,150,910	(14,081,915)	—	8,242
	Preferred Equity Class C-1	—	(466,844)	—	2,456,143	(1,989,299)	—	1,572
	Preferred Equity Class A-2	—	(675,694)	—	4,664,855	(3,989,161)	—	2,420
	Equity	—	—	—	1,098,096	(1,098,096)	—	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	—	10,466,563	4,500,000	—	—	14,966,563	632,897
	Preferred Equity	—	—	5,500,000	—	—	5,500,000	186,247
	Equity	—	—	12,936,880	638	—	12,937,518	—
Total Controlled Investments		$136,882,275	$19,852,314	$22,405,029	$28,754,467	$(36,470,249)	$171,423,836	$11,302,015

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

(5)
During the year ended September 30, 2017, the Company entered into certain transactions which changed its percentage of the investment's voting securities. As a result, the Company has changed it's classification for the investment during the fiscal year.

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2017 and 2016. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the years ended September 30, 2018, 2017 and 2016.

Loan Participation Sales

The Company may sell portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At September 30, 2018, there were four participation agreements outstanding with an aggregate fair value of $22.0 million. At September 30, 2017, there were eight participation agreements outstanding with an aggregate fair value of $124.5 million. The transfer of the participated portion of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. In each case, the Company’s loan participation agreements satisfy the following conditions:

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

During the years ended September 30, 2018, 2017 and 2016, the Company collected interest and principal payments on behalf of the participant in aggregate amounts of $21.8 million, $11.7 million and $26.4 million, respectively. Under the terms of the participation agreements, the Company will collect and remit periodic payments to the participant equal to the participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

As of September 30, 2018, MCC JV had total capital commitments of $100.0 million, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $89.8 million was funded as of September 30, 2018 relating to these commitments, of which $78.6 million was from the Company. As of September 30, 2018, MCC JV’s board of managers had approved advances of capital of up to $0.3 million of the remaining capital commitments, of which $0.2 million is from the Company.

On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG (“CS”) with commitments of $100 million subject to leverage and borrowing base restrictions. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. The JV Facility bears interest at a rate of LIBOR (with no minimum) + 2.50% per annum. The JV Facility reinvestment period ends on March 30, 2019 and the stated maturity date is March 30, 2022. As of September 30, 2018 and 2017, there was approximately $179.3 million and $130.5 million outstanding under the JV Facility, respectively.

At September 30, 2018 and 2017, MCC JV had total investments at fair value of $251.9 million and $184.2 million, respectively. As of September 30, 2018 and 2017, MCC JV’s portfolio was comprised of senior secured first lien term loans to 56 and 46 borrowers, respectively. As of September 30, 2018 and 2017, certain investments in one portfolio company held by MCC JV were on non-accrual status.

Below is a summary of MCC JV’s portfolio, excluding equity investments, followed by a listing of the individual investments in MCC JV’s portfolio as of September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Senior secured loans(1)	$256,547,053	$187,473,188
Weighted average current interest rate on senior secured loans(2)	7.39%	6.69%
Number of borrowers in MCC JV	56	46
Largest loan to a single borrower(1)	$11,115,786	$11,346,929
Total of five largest loans to borrowers(1)	$47,982,607	$44,015,117

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at par.

MCC JV Loan Portfolio as of September 30, 2018

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	$11,115,786	$11,115,786	$11,115,786	12.4%
				11,115,786	11,115,786	11,115,786

Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	11/22/2023	2,942,775	2,936,535	2,942,775	3.3%
				2,942,775	2,936,535	2,942,775

Avantor, Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	11/21/2024	5,528,200	5,455,199	5,583,482	6.2%
				5,528,200	5,455,199	5,583,482

BW NHHC HOLDCO INC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(1)	5/15/2025	6,284,250	6,184,580	6,170,505	6.9%
				6,284,250	6,184,580	6,170,505

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,403,750	5,363,877	5,402,669	6.0%
				5,403,750	5,363,877	5,402,669

CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,428,127	3,392,563	3,370,192	3.8%
				3,428,127	3,392,563	3,370,192

CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	2,867,813	2,854,412	2,853,473	3.2%
				2,867,813	2,854,412	2,853,473

Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.50%)(1)	10/4/2024	7,634,615	7,613,184	7,584,990	8.5%
		Delayed Draw Term Loan (LIBOR + 4.50%)(1)	10/4/2024	2,297,782	2,297,782	2,282,846	2.5%
				9,932,397	9,910,966	9,867,836

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan B (ABR + 5.50% PIK, 5.25% ABR Floor)(1)(3)	4/1/2019	242,807	213,451	41,301	0.0%
		Senior Secured First Lien Term Loan C (ABR + 8.50% PIK, 5.25% ABR Floor)(1)(3)	4/1/2019	1,826,953	717,016	—	0.0%
		Senior Secured First Lien Term Loan D (ABR + 7.00% PIK, 5.25% ABR Floor)(1)(3)	4/1/2019	1,038,290	—	—	0.0%
		Equity - 41 Common Units	4/1/2019	—	—	—	0.0%
				3,108,050	930,467	41,301

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	4,175,053	4,080,739	4,064,414	4.5%
				4,175,053	4,080,739	4,064,414

Deliver Buyer, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/1/2024	531,987	530,704	530,657	0.6%
				531,987	530,704	530,657

DigiCert, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	10/31/2024	1,488,750	1,482,238	1,488,750	1.7%
				1,488,750	1,482,238	1,488,750

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Elite Comfort Solutions, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	1/15/2021	5,507,602	5,507,602	5,507,602	6.1%
				5,507,602	5,507,602	5,507,602

GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/1/2025	3,750,000	3,713,265	3,712,500	4.1%
				3,750,000	3,713,265	3,712,500

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,938,931	2,930,787	2,656,794	3.0%
				2,938,931	2,930,787	2,656,794

Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/23/2024	4,950,125	4,933,531	4,950,125	5.5%
				4,950,125	4,933,531	4,950,125

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/20/2023	8,792,361	8,792,361	8,792,361	9.9%
				8,792,361	8,792,361	8,792,361

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/30/2022	1,820,455	1,802,712	1,694,479	1.9%
		Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/30/2022	12,358	12,238	11,503	0.0%
				1,832,813	1,814,950	1,705,982

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	4/26/2025	4,107,353	4,094,567	4,114,746	4.6%
				4,107,353	4,094,567	4,114,746

The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	7,880,000	7,820,824	7,437,932	8.3%
				7,880,000	7,820,824	7,437,932

Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,925,000	4,887,744	4,905,300	5.5%
				4,925,000	4,887,744	4,905,300

Intermedia Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2025	3,000,000	2,970,580	2,970,000	3.3%
				3,000,000	2,970,580	2,970,000

Isagenix International, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/16/2025	2,937,813	2,922,007	2,894,920	3.2%
				2,937,813	2,922,007	2,894,920

Jackson Hewitt Tax Services Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	5/31/2023	6,000,000	6,000,000	6,000,000	6.7%
				6,000,000	6,000,000	6,000,000

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	6,225,584	6,131,648	6,194,456	6.9%
				6,225,584	6,131,648	6,194,456

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	4,999,557	4,919,799	4,960,560	5.5%
				4,999,557	4,919,799	4,960,560

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	5,423,077	5,400,078	5,450,192	6.1%
				5,423,077	5,400,078	5,450,192

Loparex International B.V.	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	4/11/2025	6,650,000	6,615,014	6,716,500	7.5%
				6,650,000	6,615,014	6,716,500

Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	3,060,208	3,060,208	3,049,498	3.4%
		Delayed Draw Term Loan (LIBOR + 6.00%)(1)	12/8/2023	376,167	376,167	374,850	0.4%
				3,436,375	3,436,375	3,424,348

Midcoast Energy, LLC	Energy: Oil & gas	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/1/2025	4,000,000	3,960,877	4,005,200	4.5%
				4,000,000	3,960,877	4,005,200

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	7/14/2022	4,557,382	4,549,251	4,557,382	5.1%
				4,557,382	4,549,251	4,557,382

Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	3/28/2025	4,228,750	4,209,044	4,207,606	4.7%
				4,228,750	4,209,044	4,207,606

Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	3,441,288	3,427,525	3,441,288	3.8%
				3,441,288	3,427,525	3,441,288

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/19/2022	4,911,410	4,911,410	4,911,410	5.5%
				4,911,410	4,911,410	4,911,410

Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/3/2024	6,160,625	6,103,585	6,099,019	6.8%
				6,160,625	6,103,585	6,099,019

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	11/30/2021	4,875,423	4,875,423	4,807,655	5.4%
				4,875,423	4,875,423	4,807,655

PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/3/2024	1,992,273	1,982,463	1,982,311	2.2%
				1,992,273	1,982,463	1,982,311

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Recorded Books Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.50%)(1)	8/29/2025	4,000,000	3,960,299	3,960,299	4.4%
				4,000,000	3,960,299	3,960,299

Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	5/25/2023	5,205,684	5,173,271	5,212,452	5.8%
				5,205,684	5,173,271	5,212,452

Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)(1)	2/3/2025	3,457,625	3,449,777	3,457,625	3.9%
				3,457,625	3,449,777	3,457,625

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	2/28/2022	2,720,536	2,683,070	2,720,808	3.0%
				2,720,536	2,683,070	2,720,808

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/30/2022	3,904,564	3,873,416	3,904,564	4.4%
				3,904,564	3,873,416	3,904,564

Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	9,925,000	9,881,191	9,925,000	11.1%
				9,925,000	9,881,191	9,925,000

Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	11/11/2024	5,211,928	5,196,997	5,191,602	5.8%
				5,211,928	5,196,997	5,191,602

SMB Shipping Logistics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	2/5/2024	2,493,671	2,469,513	2,468,734	2.8%
				2,493,671	2,469,513	2,468,734

Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/16/2024	3,955,025	3,921,489	3,955,025	4.4%
				3,955,025	3,921,489	3,955,025

Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/9/2023	4,975,000	4,930,568	4,975,000	5.6%
				4,975,000	4,930,568	4,975,000

The KEYW Corporation	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	5/8/2024	3,337,209	3,321,534	3,305,172	3.7%
				3,337,209	3,321,534	3,305,172

The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/28/2021	4,923,664	4,923,664	4,923,664	5.5%
				4,923,664	4,923,664	4,923,664

ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	10/11/2024	4,987,500	4,974,219	5,001,964	5.6%
				4,987,500	4,974,219	5,001,964

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	1/31/2025	2,462,625	2,451,451	2,462,625	2.7%
				2,462,625	2,451,451	2,462,625

United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	9/1/2024	3,880,000	3,863,202	3,880,000	4.3%
				3,880,000	3,863,202	3,880,000

Vertex Aerospace Services Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 4.75%)(1)	6/29/2025	1,496,250	1,488,975	1,511,213	1.7%
				1,496,250	1,488,975	1,511,213

Wheels Up Partners LLC	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 8.55%, 1.00% LIBOR Floor)(1)	10/15/2021	4,437,529	4,333,078	4,380,729	4.9%
				4,437,529	4,333,078	4,380,729

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	2/12/2024	8,217,063	8,217,063	8,217,063	9.2%
				8,217,063	8,217,063	8,217,063

Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,625,500	2,625,500	2,622,349	2.9%
				2,625,500	2,625,500	2,622,349

Total Investments, September 30, 2018				$256,547,053	$252,887,053	$251,913,917	281.2%

(1)	Represents the annual current interest rate as of September 30, 2018. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	This investment was on non-accrual status as of September 30, 2018.

(4)	Percentage is based on MCC JV's net assets of $89,580,037 as of September 30, 2018.

MCC JV Loan Portfolio as of September 30, 2017

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	$11,346,929	$11,346,929	$11,346,929	17.7%
				11,346,929	11,346,929	11,346,929

AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	10/1/2021	5,006,781	4,978,815	4,981,747	7.8%
				5,006,781	4,978,815	4,981,747

Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	11/22/2023	497,500	496,327	502,475	0.8%
				497,500	496,327	502,475

Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/4/2023	1,811,579	1,796,231	1,781,688	2.8%
				1,811,579	1,796,231	1,781,688

Apco Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/31/2022	3,508,277	3,432,083	3,508,277	5.5%
				3,508,277	3,432,083	3,508,277

API Technologies Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	4/22/2022	2,951,250	2,906,128	2,951,250	4.6%
				2,951,250	2,906,128	2,951,250

Associated Asphalt Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/5/2024	997,500	992,848	992,513	1.5%
				997,500	992,848	992,513

Avantor Performance Materials Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	3/11/2024	2,985,000	2,978,117	2,985,000	4.7%
				2,985,000	2,978,117	2,985,000

Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/12/2023	2,962,500	2,918,684	2,962,500	4.6%
		Senior Secured First Lien Term Loan (ABR + 4.00%, 4.25% ABR Floor)(1)	4/12/2023	7,500	7,389	7,500	0.0%
				2,970,000	2,926,073	2,970,000

Canyon Valor Companies, Inc. (fka GTCR Valor Companies, Inc.)	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	6/16/2023	2,475,000	2,468,952	2,499,750	3.9%
				2,475,000	2,468,952	2,499,750

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,458,750	5,410,676	5,450,016	8.5%
				5,458,750	5,410,676	5,450,016

CD&R TZ Purchaser, Inc	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,465,000	3,421,596	3,456,338	5.4%
				3,465,000	3,421,596	3,456,338

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan B (ABR + 5.50% PIK, 4.25% ABR Floor)(1)(3)	4/1/2019	219,589	213,451	59,728	0.1%
		Senior Secured First Lien Term Loan C (ABR + 8.50% PIK, 4.25% ABR Floor)(1)(3)	4/1/2019	1,603,881	717,016	—	0.0%
		Preferred Facility (ABR + 7.00% PIK, 3.75% ABR Floor)(1)(3)	4/1/2019	934,849	—	—	0.0%
		Revolving Credit Facility (ABR + 3.50% Cash, 4.25% ABR Floor)(1)	4/1/2019	—	—	—	0.0%
		Equity - 41 Common Units		41	—	—	0.0%
				2,758,360	930,467	59,728

CSP Technologies North America, LLC	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	1/31/2022	2,480,781	2,480,781	2,480,781	3.9%
				2,480,781	2,480,781	2,480,781

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	5,218,206	5,063,171	5,218,206	8.1%
				5,218,206	5,063,171	5,218,206

Elite Comfort Solutions, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	1/15/2021	5,810,616	5,810,616	5,810,616	9.1%
				5,810,616	5,810,616	5,810,616

Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/22/2023	3,482,500	3,451,297	3,517,325	5.5%
				3,482,500	3,451,297	3,517,325

Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	5/2/2023	979,038	976,115	982,758	1.5%
				979,038	976,115	982,758

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,969,466	2,957,674	2,908,592	4.5%
				2,969,466	2,957,674	2,908,592

Global Eagle Entertainment Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)	1/6/2023	4,147,500	4,079,692	4,116,394	6.4%
				4,147,500	4,079,692	4,116,394

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/20/2023	6,708,188	6,708,188	6,708,188	10.5%
				6,708,188	6,708,188	6,708,188

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/30/2022	1,851,563	1,828,706	1,773,982	2.8%
				1,851,563	1,828,706	1,773,982

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	3/18/2024	3,110,895	3,096,476	3,110,895	4.8%
				3,110,895	3,096,476	3,110,895

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	7,960,000	7,884,180	7,880,400	12.3%
				7,960,000	7,884,180	7,880,400

Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,975,000	4,928,990	4,925,250	7.7%
				4,975,000	4,928,990	4,925,250

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	8,000,000	7,857,692	8,000,000	12.5%
				8,000,000	7,857,692	8,000,000

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	6,500,000	6,377,734	6,516,250	10.3%
				6,500,000	6,377,734	6,516,250

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	5,000,000	4,950,691	4,950,000	7.7%
				5,000,000	4,950,691	4,950,000

Lighthouse Network, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	10/13/2023	4,466,250	4,427,648	4,466,250	7.1%
				4,466,250	4,427,648	4,466,250

MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	12/15/2022	5,163,678	5,128,257	5,163,678	8.0%
				5,163,678	5,128,257	5,163,678

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	7/14/2022	2,932,340	2,932,340	2,932,340	4.6%
				2,932,340	2,932,340	2,932,340

Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	4,987,500	4,963,982	4,962,563	7.7%
				4,987,500	4,963,982	4,962,563

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/22/2022	4,962,025	4,962,025	4,962,025	7.7%
				4,962,025	4,962,025	4,962,025

Pomeroy Group LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	11/30/2021	2,343,582	2,288,650	2,329,989	3.6%
		Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	11/30/2021	419,501	409,668	417,068	0.7%
				2,763,083	2,698,318	2,747,057

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	11/30/2021	4,962,500	4,921,159	4,996,741	7.8%
				4,962,500	4,921,159	4,996,741

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.75%, 1.00% LIBOR Floor)(1)	4/29/2022	1,176,137	1,158,096	1,191,191	1.9%
				1,176,137	1,158,096	1,191,191

Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	5/25/2023	4,987,500	4,940,019	4,937,625	7.7%
				4,987,500	4,940,019	4,937,625

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	2/28/2022	2,948,214	2,895,729	2,935,832	4.6%
				2,948,214	2,895,729	2,935,832

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/31/2022	2,778,498	2,737,893	2,806,283	4.4%
				2,778,498	2,737,893	2,806,283

Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/16/2024	5,000,000	4,950,395	4,950,000	7.7%
				5,000,000	4,950,395	4,950,000

Sundial Group Holdings LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/15/2024	10,000,000	9,852,004	9,850,000	15.4%
				10,000,000	9,852,004	9,850,000

Survey Sampling International, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/16/2020	2,954,530	2,934,263	2,954,530	4.6%
				2,954,530	2,934,263	2,954,530

TouchTunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/28/2021	4,974,555	4,974,555	5,005,894	7.8%
				4,974,555	4,974,555	5,005,894

TrialCard Incorporated	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	10/26/2021	3,300,075	3,273,215	3,300,075	5.1%
				3,300,075	3,273,215	3,300,075

VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	6/1/2023	2,962,500	2,938,097	2,958,353	4.6%
				2,962,500	2,938,097	2,958,353

VIP Cinema Holdings, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	3/1/2023	728,165	724,860	735,446	1.1%
				728,165	724,860	735,446

Total Investments, September 30, 2017				$187,473,229	$183,950,100	$184,241,231	287.6%

(1)	Represents the annual current interest rate as of September 30, 2017. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	This investment was on non-accrual status as of September 30, 2017.

(4)	Percentage is based on MCC JV's net assets of $64,157,655 as of September 30, 2017.

Below is certain summarized financial Information for MCC JV as of September 30, 2018 and 2017, and for the years ended September 30, 2018, 2017 and 2016:

	September 30, 2018	September 30, 2017
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: of $252,887,053 and $183,950,100, respectively)	$251,913,920	$184,241,231
Cash	14,035,722	8,908,117
Other assets	2,614,208	597,831
Total assets	$268,563,850	$193,747,179

Line of credit (net of debt issuance costs of $1,408,462 and $1,789,953, respectively)	$177,871,538	$128,690,047
Other liabilities	379,030	440,959
Interest payable	733,245	458,518
Total liabilities	178,983,813	129,589,524
Members' capital	89,580,037	64,157,655
Total liabilities and members' capital	$268,563,850	$193,747,179

	For the year ended September 30, 2018	For the year ended September 30, 2017	For the year ended September 30, 2016
Selected Consolidated Statement of Operations Information:
Total revenues	$17,017,831	$10,359,041	$3,916,605
Total expenses	(9,054,415)	(5,239,634)	(2,480,499)
Net unrealized appreciation/(depreciation)	(1,358,880)	(181,485)	486,437
Net realized gain/(loss)	1,048,233	852,684	(1,415,210)
Net income/(loss)	$7,652,769	$5,790,606	$507,333

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

After performing the income analysis for the year ended September 30, 2018, our investment in OmniVere, LLC exceeded the 10% threshold under Rule 4-08(g). Accordingly, the following tables show summarized unaudited financial information for OmniVere, LLC:

	September 30, 2018	September 30, 2017
Balance Sheet Data(1)
Current assets	$4,382,427	$9,835,601
Non-current assets	$43,058,791	$49,299,270
Current liabilities	$4,443,543	$8,500,669
Non-current liabilities	$116,088,427	$99,679,770

	For the twelve months ended September 30, 2018	For the twelve months ended September 30, 2017	For the twelve months ended September 30, 2016
Summary of Operations(1)
Total revenues	$16,576,365	$32,339,457	$37,064,767
Cost of sales	12,020,480	22,178,656	29,211,587
Operating expenses	15,902,280	23,831,050	18,130,485
Other expenses	12,709,467	10,875,720	11,050,052
Net loss	$(24,055,862)	$(24,545,969)	$(21,327,357)

After performing the income analysis for the year ended September 30, 2017, our investment in NVTN LLC exceeded the 10% threshold under Rule 4-08(g). Accordingly, the following tables show summarized unaudited financial information for NVTN LLC:

	September 30, 2018	September 30, 2017
Balance Sheet Data(1)
Current assets	$3,615,917	$4,952,291
Non-current assets	$33,770,103	$34,375,960
Current liabilities	$2,550,219	$2,216,025
Non-current liabilities	$32,474,480	$29,531,858

	For the twelve months ended September 30, 2018	Period from November 9, 2016 through September 30, 2017
Summary of Operations(1)
Total revenues	$31,260,430	$38,347,251
Cost of sales	7,920,057	9,289,103
Operating expenses	22,637,032	27,105,300
Other expenses	4,267,307	6,707,925
Net loss	$(3,563,966)	$(4,755,077)

(1)	All amounts are unaudited.

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2018 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$395,015	$395,015
Senior Secured Second Lien Term Loans	—	—	48,890	48,890
Senior Secured First Lien Notes	—	—	19,268	19,268
Unsecured Debt	—	—	3,381	3,381
Equity/Warrants	—	50	110,455	110,505
Total	$—	$50	$577,009	$577,059
MCC Senior Loan Strategy JV I LLC(1)				78,371
Total Investments, at fair value				$655,430
The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2017 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$537,163	$537,163
Senior Secured Second Lien Term Loans	—	—	135,826	135,826
Senior Secured First Lien Notes	—	7,067	20,478	27,545
Unsecured Debt	—	—	—	—
Equity/Warrants	38	21	80,260	80,319
Total	$38	$7,088	$773,727	$780,853
MCC Senior Loan Strategy JV I LLC(1)				56,138
Total Investments, at fair value				$836,991

(1)
Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended September 30, 2018 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2017	$537,163	$135,826	$20,478	$—	$80,260	$773,727
Purchases and other adjustments to cost	25,218	1,028	6	3,381	6,344	35,977
Originations	106,664	17,093	—	—	25,245	149,002
Sales	(29,291)	(17,714)	(7,013)	—	—	(54,018)
Settlements	(135,524)	(75,460)	—	—	(2,500)	(213,484)
Net realized gains/(losses) from investments	(50,726)	(37,670)	239	—	(1,174)	(89,331)
Net transfers in and/or out of Level 3	—	—	7,067	—	59	7,126
Net unrealized gains/(losses)	(58,489)	25,787	(1,509)	—	2,221	(31,990)
Balance as of September 30, 2018	$395,015	$48,890	$19,268	$3,381	$110,455	$577,009

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

Net change in unrealized loss included in earnings related to investments still held as of September 30, 2018 and 2017, was approximately $72.1 million and $29.9 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended September 30, 2018, one of our senior secured first lien notes with a fair value of $7.1 million, and one of our warrant positions with a fair value of $0 transferred from Level 2 to Level 3 because of the decrease in availability of the transaction data or the inputs to the valuation. During the year ended September 30, 2017 none of our investments transferred in or out of Level 3.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2018 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$175,233	Income Approach (DCF)	Market yield	7.18% - 16.87% (10.80%)
Senior Secured First Lien Term Loans	113,178	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)/ Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Discount rate Expected Proceeds	0.75x - 1.35x (0.87x) 3.50x - 7.00x (5.93x) 10.00% - 18.00% (16.77%) $0.0M - $127.5M ($76.8M)
Senior Secured First Lien Term Loans	106,604	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Senior Secured First Lien Notes	19,268	Income Approach (DCF)	Market yield	14.17%
Senior Secured Second Lien Term Loan	33,376	Income Approach (DCF)	Market yield	8.99% - 14.17% (11.29%)
Senior Secured Second Lien Term Loans	15,113	Market Approach (Guideline Comparable)/Income Approach (DCF)	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate	0.60x - 0.80x (0.70x) 6.75x - 7.75x (7.25x) 15.50% - 17.50% (16.50%)
Senior Secured Second Lien Term Loan	401	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Unsecured Debt	—	Enterprise Value Analysis	Expected Proceeds	$0.0M - $0.0M ($0.0M)
Unsecured Debt	3,381	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Equity	6,678	Income Approach (DCF)	Market yield	8.75%

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Equity	97,107	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)/Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Discount rate Expected Proceeds	0.70x - 1.35x (0.69x) 4.50x - 13.00x (9.60x) 10.00% - 21.50% (14.79%) $0.0M - $5.7M ($0.0M)
Equity	6,670	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Total	$577,009

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

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the

Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks over specified time frames. The Earnout and AMI were initially recorded an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration will be remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of September 30, 2018, there was no change in fair value of the contingent consideration.

Note 5. Borrowings

As a BDC, we are generally only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

However, in March 2018, the Small Business Credit Availability Act modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from 200% to 150%, if certain requirements are met. Under the 1940 Act, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the 1940 Act allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after the one-year anniversary of such approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

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

The Company’s outstanding debt excluding debt issuance costs as of September 30, 2018 and 2017 was as follows (dollars in thousands):

	September 30, 2018				September 30, 2017
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
Revolving Credit Facility	$—	$—	$—	$—	$200,000	$68,000	$68,000	$68,000
Term Loan Facility	—	—	—	—	102,000	102,000	102,000	102,000
2021 Notes	74,013	74,013	74,013	74,960	74,013	74,013	74,013	77,121
2023 Notes	89,847	89,847	89,847	89,128	102,847	102,847	102,847	103,464
2024 Notes	121,276	121,276	121,276	112,993	N/A	N/A	N/A	N/A
SBA Debentures	135,000	135,000	135,000	135,000	150,000	150,000	150,000	150,000
Total	$420,136	$420,136	$420,136	$412,081	$628,860	$496,860	$496,860	$500,585

Credit Facility

Term Loan Facility

The Company had a Senior Secured Term Loan Credit Agreement, as amended (the ‘‘Term Loan Facility’’), that was scheduled to mature on July 28, 2020.

On September 1, 2017, the Company reduced the Term Loan Facility commitment to $102.0 million from $174.0 million. The reduction was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.6 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

On January 31, 2018, the Company voluntarily prepaid the remaining $102.0 million outstanding on the Term Loan Facility. The payment was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.9 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

Revolving Credit Facility

The Company had a Senior Secured Revolving Credit Agreement, as amended (the ‘‘Revolving Credit Facility’’ and collectively with the Term Loan Facility, the ‘‘Facilities’’), with ING Capital LLC, as Administrative Agent, in order to borrow funds to make additional investments.

The pricing on the Revolving Credit Facility was LIBOR (with no minimum) plus 2.75% and had a revolving period that was to end July 28, 2019, followed by a one year amortization period and a final maturity on July 28, 2020.

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

On September 28, 2018, the Company voluntarily satisfied and terminated the commitments under the Revolving Credit Facility in accordance with its terms. The termination was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $1.0 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2017, the valuation of the the Facilities, would be deemed to be Level 3 in the fair value hierarchy, respectively, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Facilities are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Facilities. As of September 30, 2018 and 2017, debt issuance costs related to the Facilities were as follows (dollars in thousands):

	September 30, 2018		September 30, 2017
	Revolving Facility	Term Facility	Revolving Facility	Term Facility
Total Debt Issuance Costs	$8,747	$4,491	$8,546	$4,490
Amortized Debt Issuance Costs	8,747	4,491	6,769	3,444
Unamortized Debt Issuance Costs	$—	$—	$1,777	$1,046

The following table shows the components of interest expense, commitment fees related to the Facilities, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities for the years ended September 30, 2018, 2017 and 2016 (dollars in thousands):

	For the years ended September 30
	2018	2017	2016
Revolving Facility interest	$729	$586	$2,116
Revolving Facility commitment fee	1,521	2,419	2,491
Term Facility interest	1,505	6,662	6,047
Amortization of debt issuance costs	1,087	2,870	1,948
Agency and other fees	138	77	79
Total	$4,980	$12,614	$12,681
Weighted average stated interest rate	4.4%	4.0%	3.4%
Weighted average outstanding balance	$50,900	$182,711	$241,522

Unsecured Notes

2019 Notes

On March 21, 2012, the Company issued $40.0 million in aggregate principal amount of 7.125% unsecured notes which were scheduled to mature on March 30, 2019 (the "2019 Notes"). The 2019 Notes bore interest at a rate of 7.125% per year, and were payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2012. The 2019 Notes were listed on the NYSE and traded thereon under the trading symbol “MCQ”. On February 22, 2017, the 2019 Notes were redeemed at par plus accrued and unpaid interest. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.5 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

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

On March 10, 2018, the Company redeemed $13.0 million in aggregate principal amount of the 2023 Notes. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.3 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

2024 Notes

On January 26, 2018, the Company priced a debt offering in Israel of $121.3 million in aggregate principal amount of the 2024 Notes that mature on February 27, 2024 and the principal will be payable in four annual installments, of which 25% will be payable on each February 27 for the years 2021 through 2024. As of March 27, 2018, the 2024 Notes may be redeemed in whole or in part at anytime or from time to time at the Company's option. The 2024 Notes bear interest at a rate of 5.30% per year, payable semi-annually on February 27 and August 27 of each year, beginning August 27, 2018.

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

On June 5, 2018, the Company announced that on June 1, 2018, its board of directors authorized the Company to repurchase and retire up to $20 million of the Company’s outstanding 2024 Notes on TASE. Execution of the repurchase plan is subject to an open trading window for the Company and continued liquidity at that time and is expected to continue until the full authorized amount is purchased or market conditions change. The repurchase of the 2024 Notes is not expected to result in any material tax consequences to the Company or its note holders. As of September 30, 2018, the Company has not repurchased any of the 2024 Notes.

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Unsecured Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of September 30, 2018 and 2017, the Unsecured Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Unsecured Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Unsecured Notes. As of September 30, 2018 and 2017, debt issuance costs related to the Unsecured Notes were as follows (dollars in thousands):

	September 30, 2018					September 30, 2017
	2019 Notes	2021 Notes	2023 Notes	2024 Notes	Total	2019 Notes	2021 Notes	2023 Notes	2024 Notes	Total
Total Debt Issuance Costs	$1,475	$3,226	$3,102	$6,287	$14,090	$1,475	$3,226	$3,102	N/A	$7,803
Amortized Debt Issuance Costs	1,475	1,756	1,656	965	5,852	1,475	1,127	1,078	N/A	3,680
Unamortized Debt Issuance Costs	$—	$1,470	$1,446	$5,322	$8,238	$—	$2,099	$2,024	N/A	$4,123

For the years ended September 30, 2018, 2017 and 2016, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Unsecured Notes were as follows (dollars in thousands):

	For the years ended September 30
	2018	2017	2016
2019 Unsecured Notes interest	$—	$1,116	$2,850
2021 Unsecured Notes interest	4,811	4,811	3,782
2023 Unsecured Notes interest	5,857	5,686	3,889
2023 Unsecured Notes premium	(3)	(2)	N/A
2024 Unsecured Notes interest	4,366	N/A	N/A
Amortization of debt issuance costs	1,936	1,040	921
Total	$16,967	$12,651	$11,442
Weighted average stated interest rate	6.0%	6.4%	6.5%
Weighted average outstanding balance	$251,924	$182,016	$161,491

SBA Debentures

On March 26, 2013, SBIC LP received an SBIC license from the SBA.

The SBIC license allows SBIC LP to obtain leverage by issuing SBA-guaranteed debentures (“SBA Debentures”), subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA Debentures are non-recourse, interest only debentures with interest payable semi-annually and have a ten year maturity. The principal amount of SBA Debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA Debentures is fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, will have a superior claim to the SBIC LP’s assets over our stockholders in the event we liquidate the SBIC LP or the SBA exercises its remedies under the SBA Debentures issued by the SBIC LP upon an event of default.

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

On September 1, 2018, the Company repaid $15.0 million in aggregate principal amount of the SBA Debentures. The repayment was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.2 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

As of September 30, 2018 SBIC LP had $75.0 million in regulatory capital and had $135.0 million SBA Debentures outstanding that mature between March 2024 and September 2025. As of September 30, 2017, SBIC LP had $75.0 million in regulatory capital and had $150.0 million SBA Debentures outstanding that mature between September 2023 and September 2025.

Our fixed-rate SBA Debentures as of September 30, 2018 and 2017 were as follows (dollars in thousands):

	September 30, 2018		September 30, 2017
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate
September 2013	$—	—%	$5,000	4.404%
March 2014	29,000	3.951	39,000	3.951
September 2014	50,000	3.370	50,000	3.370
September 2014	6,000	3.775	6,000	3.775
September 2015	50,000	3.571	50,000	3.571
Weighted Average Rate/Total	$135,000	3.587%	$150,000	3.639%

As of September 30, 2018, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2018 and 2017, the SBA Debentures would be deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the SBA Debentures are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the SBA Debentures. As of September 30, 2018 and 2017, debt issuance costs related to the SBA Debentures were as follows (dollars in thousands):

	September 30, 2018	September 30, 2017
Total Debt Issuance Costs	$5,138	$5,138
Amortized Debt Issuance Costs	3,042	2,292
Unamortized Debt Issuance Costs	$2,096	$2,846

For the years ended September 30, 2018, 2017 and 2016, the components of interest, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the years ended September 30
	2018	2017	2016
SBA Debentures interest	$5,408	$5,458	$5,473
Amortization of debt issuance costs	563	679	681
Total	$5,971	$6,137	$6,154
Weighted average stated interest rate	3.6%	3.6%	3.7%
Weighted average outstanding balance	$148,767	$150,000	$150,000

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

Under GAAP, the Company calculates the second component of the incentive fee as if the Company had realized all assets at their fair values as of the reporting date. Accordingly, when applicable, the Company accrues a provisional capital gains incentive fee taking into account any unrealized gains or losses. As the provisional capital gains incentive fee is subject to the performance of investments until there is a realization event, the amount of the provisional capital gains incentive fee accrued at a reporting date may vary from the capital gains incentive that is ultimately realized and the differences could be material.

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

For the years ended September 30, 2018, 2017 and 2016, the Company incurred base management fees to MCC Advisors of $14.7 million, $17.8 million, and $19.5 million, respectively.

For the year ended September 30, 2018, base management fees, net of the voluntary $0.4 million waiver, was $14.3 million. For the years ended September 30, 2017 and 2016, base management fees, net of $47,941 and $142,546 waived under the Fee Waiver Agreement, were $17.7 million and $19.3 million, respectively.

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

For the year ended September 30, 2018, the Company did not incur any incentive fees on net investment income because pre-incentive fee net investment income did not exceed the hurdle amount under the formula that exists under the investment management agreement. For the years ended September 30, 2017 and 2016, the Company incurred $0.9 million and $11.5 million of incentive fees related to pre-incentive fee net investment income. For the years ended September 30, 2017 and 2016, incentive fees, net of $43,663 and $3.5 million waived under the Fee Waiver Agreement were $0.9 million and $8.0 million, respectively.

As of September 30, 2018 and 2017, $3.3 million and $4.3 million, respectively, were included in “management and incentive fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the years ended September 30, 2018, 2017 and 2016, we incurred $3.6 million, $3.8 million, and $3.9 million in administrator expenses, respectively.

As of September 30, 2018 and 2017, $0.8 million and $0.9 million, respectively, were included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

Opportunities for co-investments may arise when MCC Advisors or an affiliated investment adviser becomes aware of investment opportunities that may be appropriate for the Company, other clients, or affiliated funds. On November 25, 2013, the Company obtained an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley, LLC or an investment adviser controlled by Medley, LLC in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors (the “Prior Exemptive Order”). On March 29, 2017, the Company, MCC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the “Exemptive Order”) that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder. On October 4, 2017, the Company, MCC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “Current Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. If the Mergers are successfully consummated, Sierra and certain of its affiliates will not be able to rely on the Current Exemptive Order. In this regard, on November 19, 2018, Sierra and certain of its affiliates have submitted an exemptive application to the SEC for an exemptive order that would supersede the Current Exemptive Order (the “Superseding Exemptive Order”) and would permit Sierra to participate in negotiated co- investment transactions with certain affiliates that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. There can be no assurance if and when Sierra will receive the Superseding Exemptive Order. The terms of the Superseding Exemptive Order, if received, would be substantially similar to the Current Exemptive Order. Co-investment under the Superseding Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the board of directors determines that it would be in Sierra’s best interest to participate in the transaction. The Current Exemptive Order will remain in effect unless and until the Mergers are completed and the Superseding Exemptive Order is granted by the SEC. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

Note 8. Commitments

Guarantees

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of September 30, 2018 and 2017, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

Unfunded commitments

As of September 30, 2018 and 2017, we had commitments under loan and financing agreements to fund up to $36.1 million to 17 portfolio companies and $23.7 million to 15 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2018 and 2017 is shown in the table below (dollars in thousands):

	September 30, 2018	September 30, 2017
Impact Group, LLC - Delayed Draw Term Loan	$8,567	$755
Redwood Services Group, LLC - Delayed Draw Term Loan	4,839	—
SFP Holding, Inc. - Delayed Draw Term Loan	2,765	1,778
Accupac, Inc. - Delayed Draw Term Loan	2,612	2,612
SMART Financial Operations, LLC - Delayed Draw Term Loan	2,400	4,725
RMS Holding Company, LLC - Revolver	2,327	—
Barry's Bootcamp Holdings, LLC - Revolver	2,200	4,400
DataOnline Corp. - Revolver	1,890	—
Redwood Services Group, LLC - Revolver	1,750	—
Barry's Bootcamp Holdings, LLC - Delayed Draw Term Loan	1,271	1,271
Trans-Fast Remittance LLC - Delayed Draw Term Loan	1,057	1,057
Alpine SG, LLC - Revolver	1,000	—
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
1888 Industrial Services, LLC - Revolver	719	1,797
Black Angus Steakhouses, LLC - Revolver	625	516
Manna Pro Products, LLC - Delayed Draw Term Loan	429	—
Brook & Whittle Holding Corp. - Delayed Draw Term Loan	310	—
Access Media Holdings, LLC - Series AAA Preferred Equity	173	277
Central States Dermatology Services, LLC - Delayed Draw Term Loan	137	254
SavATree, LLC - Delayed Draw Term Loan	123	167
CP OPCO, LLC - Revolver	—	1,973
Brantley Transportation LLC - Delayed Draw Term Loan	—	788
NVTN LLC - Delayed Draw Term Loan	—	250
Engineered Machinery Holdings, Inc. - Delayed Draw Term Loan	—	159
Total	$36,087	$23,672

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

Note 9. Fee Income

Fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, and other miscellaneous fees. The following tables summarize the Company’s fee income for the years ended September 30, 2018, 2017 and 2016 (dollars in thousands):

	For the years ended September 30
	2018	2017	2016
Origination fee	$2,780	$3,078	$1,381
Administrative agent fee	610	625	684
Amendment fee	579	1,323	2,563
Other fees	285	790	276
Prepayment fee	220	804	2,551
Fee income	$4,474	$6,620	$7,455

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

On January 26, 2018, the board of directors established a special committee comprised solely of its independent directors (the “MCC Special Committee”), for the purpose of assessing the merits of various proposed strategic transactions. As compensation for serving on the MCC Special Committee, each independent director received a one-time retainer of $25,000 plus reimbursement of out-of-pocket expenses, consistent with the Company’s policies for reimbursement of members of the board of directors. In addition, the chairman of the MCC Special Committee receives a monthly fee of $15,000 and other members receive a monthly fee of $10,000.

No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940 Act). For the years ended September 30, 2018, 2017 and 2016, we accrued $1.3 million, $0.6 million and $0.5 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of September 30, 2018.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the years ended September 30, 2018, 2017 and 2016 (dollars in thousands, except share and per share amounts):

	For the years ended September 30
	2018	2017	2016
Basic and diluted:
Net increase/(decrease) in net assets from operations	$(110,924)	$(15,077)	$(27,962)
Weighted average common shares outstanding	54,474,211	54,474,211	55,399,646
Earnings per common share-basic and diluted	$(2.04)	$(0.28)	$(0.50)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended September 30, 2018, 2017, 2016, 2015 and 2014:

	For the years ended September 30
	2018	2017	2016	2015	2014
Per share data(1):
Net asset value per share at beginning of year	$8.45	$9.49	$11.00	$12.43	$12.70

Net investment income(2)	0.23	0.67	0.97	1.27	1.58
Net realized gains/(losses) on investments	(1.64)	(1.34)	(0.71)	(1.06)	0.01
Net unrealized appreciation/(depreciation) on investments	(0.59)	0.39	(0.76)	(0.46)	(0.46)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	0.01	0.02	—	(0.01)	(0.03)
Loss on extinguishment of debt	(0.04)	(0.02)	—	—	—
Net increase/(decrease) in net assets	(2.03)	(0.28)	(0.50)	(0.26)	1.10

Distributions from net investment income	(0.40)	(0.76)	(1.12)	(1.27)	(1.33)
Distributions from tax return of capital	(0.12)	—	—	—	(0.13)
Distributions from net realized gains	—	—	—	0.00	(0.02)
Issuance of common stock, net of underwriting costs	—	—	—	—	0.09
Repurchase of common stock under stock repurchase program	—	—	0.11	0.12	—
Offering costs	—	—	—	—	(0.01)
Other(5)	—	—	—	(0.02)	0.03
Net asset value at end of year	$5.90	$8.45	$9.49	$11.00	$12.43

Net assets at end of year	$321,178,727	$460,429,317	$516,919,142	$619,920,384	$729,856,881
Shares outstanding at end of year	54,474,211	54,474,211	54,474,211	56,337,152	58,733,284

Per share market value at end of year	$3.82	$5.97	$7.63	$7.44	$11.81
Total return based on market value(3)	(27.82)%	(12.73)%	19.37%	(27.56)%	(3.98)%
Total return based on net asset value(4)	(21.29)%	(0.68)%	0.42%	1.76%	9.73%
Portfolio turnover rate	26.46%	26.01%	8.86%	18.33%	33.95%

The following is a schedule of ratios and supplemental data for the years ended September 30, 2018, 2017, 2016, 2015, and 2013:

	For the years ended September 30
	2018	2017	2016	2015	2014
Ratios:
Ratio of net investment income to average net assets after waivers(6)	3.37%	7.50%	9.97%	11.00%	12.00%
Ratio of total expenses to average net assets after waivers(6)	14.77%	12.35%	12.49%	11.51%	10.40%
Ratio of incentive fees to average net assets after waivers(6)	—%	0.18%	1.49%	2.75%	3.00%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(6)(12)	14.77%	12.17%	11.00%	8.75%	7.40%
Percentage of non-recurring fee income(7)	5.78%	6.23%	5.61%	6.80%	20.45%
Average debt outstanding(8)	$451,590,779	$514,726,703	$553,012,824	$568,202,466	$357,547,464
Average debt outstanding per common share	$8.29	$9.45	$9.98	$9.86	$7.55
Asset coverage ratio per unit(9)	2,126	2,327	2,414	2,318	2,732
Total Debt Outstanding(13):
Revolving Credit Facility	$—	$68,000,000	$14,000,000	$192,700,000	$146,500,000
Term Loan Facility	$—	$102,000,000	$174,000,000	$174,000,000	$171,500,000
2019 Notes	$—	$—	$40,000,000	$40,000,000	$40,000,000
2021 Notes	$74,012,825	$74,012,825	$74,012,825	$—	$—
2023 Notes	$89,846,800	$102,846,800	$63,500,000	$63,500,000	$63,500,000
2024 Notes	$121,275,690	$—	$—	$—	$—
SBA Debentures	$135,000,000	$150,000,000	$150,000,000	$150,000,000	$100,000,000

Average market value per unit:
Facilities(10)	N/A	N/A	N/A	N/A	N/A
SBA debentures(10)	N/A	N/A	N/A	N/A	N/A
2019 Notes(11)	N/A	$25.39	$25.44	$25.26	$25.62
2021 Notes	$25.48	$25.80	$25.48	N/A	N/A
2023 Notes	$25.02	$25.18	$25.19	$24.79	$24.76
2024 Notes	$273.95	N/A	N/A	N/A	N/A

(1)	Table may not foot due to rounding.

(2)
Net investment income excluding management and incentive fee waivers based on total weighted average common stock outstanding equals $0.22, $0.67, and $0.90 per share for the years ended September 30, 2018, 2017 and 2016, respectively. Net investment income based on total weighted average common stock outstanding equals $1.27 and $1.58 per share for the years ended September 30, 2015 and 2014, respectively.

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

(6)
For the year ended September 30, 2018, excluding management and incentive fee waivers, the ratio of net investment income, total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is 3.26%, 14.88%, 0.00%, and 14.88%, respectively. For the year ended September 30, 2017, excluding management and incentive fee waivers, the ratio of net investment income, total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is 7.48%, 12.37%, 0.18%, and 12.18%, respectively. For the year ended September 30, 2016, excluding management and incentive fee waivers, the ratio of net investment income, total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is 9.29%, 13.17%, 2.14%, and 11.03%, respectively.

(7)	Represents the impact of the non-recurring fees as a percentage of total investment income.

(8)	Based on daily weighted average carrying value of debt outstanding during the period.

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

(12)	Excludes incentive fees.

(13)	Total amount of each class of senior securities outstanding at the end of the period presented.

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

The following table summarizes the Company’s dividend distributions during the years ended September 30, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
During the year ended September 30, 2018
10/31/2017	11/22/2017	12/22/2017	$0.16
1/30/2018	2/21/2018	3/23/2018	0.16
5/4/2018	6/6/2018	6/21/2018	0.10
8/2/2018	9/5/2018	9/20/2018	0.10
			$0.52

Date Declared	Record Date	Payment Date	Amount Per Share
During the year ended September 30, 2017
11/3/2016	11/23/2016	12/23/2016	$0.22
1/31/2017	2/22/2017	3/24/2017	0.22
5/5/2017	5/24/2017	6/23/2017	0.16
8/3/2017	8/23/2017	9/22/2017	0.16
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

The following table summarizes our share repurchases under our stock repurchase program for the years ended September 30, 2018, 2017, and 2016 (dollars in thousands, except share and per share amounts):

	For the years ended September 30
	2018	2017	2016
Dollar amount repurchased	N/A(1)	N/A(1)	$12,870
Shares Repurchased	N/A(1)	N/A(1)	1,862,941
Average price per share	N/A(1)	N/A(1)	$6.91
Weighted average discount to Net Asset Value	N/A(1)	N/A(1)	31.0%

(1)	The Company did not repurchase any shares during the years ended September 30, 2018 and 2017.

Note 15. Selected Quarterly Financial Data (Unaudited)

The following tables represent selected unaudited quarterly financial data for the Company during the years ended September 30, 2018, 2017, and 2016 (dollars in thousands, except per share amounts):

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Consolidated Statement of Operations data:
Total investment income	$15,210	$13,945	$17,035	$20,631
Net investment income	741	904	3,580	7,179
Net realized and unrealized gain/(loss)	(23,059)	(27,753)	(31,391)	(39,213)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	—	194	190	90
Loss on extinguishment of debt	(1,218)	(11)	(1,158)	—
Net increase/(decrease) in net assets resulting from operations	(23,536)	(26,666)	(28,779)	(31,944)
Earnings per share	(0.43)	(0.49)	(0.53)	(0.59)
Net asset value per common share at period end	$5.90	$6.43	$7.02	$7.71

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Consolidated Statement of Operations data:
Total investment income	$22,147	$23,696	$24,357	$26,056
Net investment income	8,624	9,569	8,042	10,135
Net realized and unrealized gain/(loss)	(20,446)	(7,353)	(19,834)	(3,809)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	309	783	—	—
Loss on extinguishment of debt	(640)	—	(456)	—
Net increase/(decrease) in net assets resulting from operations	(12,153)	2,999	(12,248)	6,326
Earnings per share	(0.22)	0.06	(0.22)	0.12
Net asset value per common share at period end	$8.45	$8.84	$8.94	$9.39

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Consolidated Statement of Operations data:
Total investment income	$27,195	$28,412	$30,714	$34,427
Net investment income	12,396	10,954	14,575	15,666
Net realized and unrealized gain/(loss)	(16,110)	3,109	(13,994)	(54,646)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	486	(40)	(133)	(225)
Net increase/(decrease) in net assets resulting from operations	(3,228)	14,022	448	(39,204)
Earnings per share	(0.06)	0.26	0.01	(0.70)
Net asset value per common share at period end	$9.49	$9.76	$9.80	$10.01

Note 16. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended September 30, 2018, except as disclosed below.

On November 16, 2018, the Company’s board of directors declared a quarterly dividend of $0.10 per share, payable on December 20, 2018, to stockholders of record at the close of business on December 5, 2018. The specific tax characteristics of the distribution will be reported to stockholders on Form 1099 after the end of the calendar year.

On November 30, 2018, the Company caused notices to be issued to the holders of the 2023 Notes regarding the Company’s exercise of its option to redeem $12,000,000 in aggregate principal amount of the $89,846,800 in aggregate principal amount of issued and outstanding 2023 Notes on December 31, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s evaluation under the framework in Internal Control—Integrated Framework , management concluded that our internal controls over financial reporting were effective as of September 30, 2018.

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

(c) Audit Report of the Registered Public Accounting Firm

Our internal controls over financial reporting as of September 30, 2018 have been audited by our independent registered public accounting firm, Ernst & Young LLP, as stated in its report titled "Report of Independent Registered Public Accounting Firm" on page F-2.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our business and affairs are managed under the direction of our board of directors. The board of directors currently consists of seven members, four of whom are not “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act. We refer to these four individuals as our independent directors. Our board of directors elects our officers, who serve at the discretion of the board of directors. The responsibilities of each director include, among other things, oversight of our investment activity, quarterly valuation of our assets, and oversight of our financing arrangements. The board of directors has also established an audit committee, a nominating and corporate governance committee, a compensation committee, and a special committee and may establish additional committees in the future.

Board of Directors and Executive Officers

Pursuant to our charter and bylaws, the board of directors is divided into three classes, designated Class I, Class II, and Class III. Directors are elected for a staggered term of three years each, with a term of office of one of the three classes of directors expiring each year. Each director will hold office for the term to which he or she is elected or until his successor is duly elected and qualified.

Directors

Information regarding the board of directors is as follows:

Name, Address, and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director

Interested Directors
Brook Taube(2), 48	Director; Chairman of the Board; President; and Chief Executive Officer	Class III Director since 2011; Term expires 2020	Co-Chief Executive Officer of Medley Management, Inc.; Managing Partner of MCC Advisors and Senior Portfolio Manager of Medley	Director of Sierra Income Corporation; New Amsterdam Symphony Orchestra; and Sierra Total Return Fund
Seth Taube(2),48	Director	Class II Director since 2011; Term expires 2019
Co-Chief Executive Officer of Medley Management, Inc.; Managing Partner of MCC Advisors and Senior Portfolio Manager of the private investment funds managed by Medley; Chief Executive Officer and Chairman of the board of directors of Sierra Income Corporation, a non-traded business development company; previously, a Partner at CN Opportunity Fund
Chairman and Director of Sierra Income Corporation and Sierra Total Return Fund
Jeff Tonkel, 48	Director	Class I Director since 2014; Term expires 2021	President of Medley Management, Inc.; President of Sierra Income Corporation	None

Independent Directors
Arthur S. Ainsberg, 71	Director	Class II Director, since 2011; Term expires 2019	President of Ainsberg Associates
AG Mortgage Investment Trust; former director of Nomura Securities International, Inc.; Nomura Global Financial Products, Inc.; Nomura Holding America, Inc.; and National Financial Partners Corporation

Karin Hirtler-Garvey, 61	Director	Class III Director since 2011; Term expires 2020	Chief Risk Executive Ally Financial Inc. (formerly GMAC) from May 2009 to December 2011; previously, a principal at a real estate development venture
Director of USAA Federal Savings Bank; VA Capital Management; Victory Capital Management; Western World Insurance Group; Validus Holdings Ltd.; ARO Liquidation Inc., the successor company to Aeropostale, Inc.; and Aeropostale Inc.

Name, Address, and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director

John E. Mack, 71	Director	Class III Director since 2011; Term expires 2020	Retired
Incapital Holdings LLC, Searchlight Minerals Corp., Tiptree Financial Inc., GlobalMin Ventures Inc.; former Vice Chairman of Islandsbanki hf located in Reykjavik, Iceland; former Director of Residential Capital LLC; and former Director of Flowers National Bank

Mark Lerdal, 59	Director	Class I Director since 2017; Term expires 2021	Executive Chairman of Leaf Clean Energy	Onsite Energy Corporation; Trading Emissions plc.; former Director of TerraForm Power, Inc.; and former Managing Director of MP2 Capital, LLC

(1)	The business address of the directors is c/o Medley Capital Corporation, 280 Park Avenue, 6th Floor East, New York, NY 10017.

(2)	Brook Taube and Seth Taube are brothers.

Brook Taube is an “interested person” of the Company as defined in the 1940 Act due to his positions as Chief Executive Officer and President of the Company, Managing Partner of MCC Advisors and Senior Portfolio Manager of the private investment funds managed by Medley since 2007. In addition to serving on our board of directors, Mr. Brook Taube currently serves on the board of Sierra Income Corporation and on the investment committee for SIC Advisors, the investment adviser to Sierra Income Corporation, as well as serves on the board of Sierra Total Return Fund and on the investment committee of STRF Advisors, the investment adviser to Sierra Total Return Fund. Mr. Taube’s intimate knowledge of the business and operations of MCC Advisors, extensive familiarity with the financial industry and the investment management process in particular, and experience as a director of another business development company not only gives the board of directors valuable insight but also positions him well to continue to serve as the Chairman of our board of directors. Mr. Taube’s positions as Chief Executive Officer of the Company, Managing Partner of MCC Advisors and member of its Investment Committee provides the board with a direct line of communication to, and direct knowledge of the operations of, the Company and MCC Advisors, respectively. Mr. Taube received a B.A. from Harvard University.

We believe that Mr. Taube’s broad and extensive experience in asset and credit management and finance industries and his service as portfolio manager for several Medley affiliates qualify him to serve as a member of our board of directors.

Seth Taube is an “interested person” of the Company as defined in the 1940 Act due to his positions as a Managing Partner of MCC Advisors since our inception and Senior Portfolio Manager of the private investment funds managed by Medley LLC since 2007. In addition, Mr. Taube has served as Chief Executive Officer and Chairman of the board of directors of Sierra Income Corporation, a non-traded business development company, since its inception on June 16, 2011, and previously served as its President. Mr. Taube also has served as the Chief Executive Officer and Chairman of the board of directors of Sierra Total Return Fund, a closed-end management investment company that is operated as an interval fund since its inception on August 18, 2016. Mr. Taube also serves as Chief Executive Officer of SIC Advisors LLC, which serves as the investment adviser to Sierra Income Corporation, as well as serves on the board of Sierra Total Return Fund and on the investment committee of STRF Advisors, the investment adviser to Sierra Total Return Fund. In addition to serving on our board of directors, Mr. Taube currently serves on the board of Sierra Income Corporation. Prior to forming Medley, Mr. Taube was a Partner with CN Opportunity Fund, T3 Group, and Griphon Capital Management. Mr. Taube previously worked with Tiger Management and Morgan Stanley & Co. Through his depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of the business and operations of MCC Advisors and the private investment funds managed by Medley, Mr. Taube brings extensive knowledge of private equity and investment banking. Mr. Taube’s previous service on the Company’s board also provides him with a specific understanding of our Company, its operations, and the business and regulatory issues facing business development companies. Mr. Taube’s position as Managing Partner of MCC Advisors provides the board of directors with a direct line of communication to and valuable insight of an experienced financial manager with direct knowledge of the operations of the Company and MCC Advisors, respectively. Mr. Taube received a B.A. from Harvard University, an M.Litt. in Economics from St. Andrew’s University in Great Britain, where he was a Rotary Foundation Fellow, and an M.B.A. from the Wharton School at the University of Pennsylvania.

We believe that Mr. Taube’s broad and extensive experience in asset and credit management and finance industries and his service as portfolio manager for several Medley affiliates qualify him to serve as a member of our board of directors.

Jeff Tonkel is an “interested person” of the Company as defined in the 1940 Act due to his position as a Managing Partner of MCC Advisors. Mr. Tonkel also serves as President of Sierra Income Corporation. Prior to Medley, Mr. Tonkel was a Managing Director with JP Morgan serving as CFO of a global financing and markets business. Prior to JP Morgan, Mr. Tonkel was a Managing Director of Principal Investments with Friedman Billings Ramsey where he focused on Merchant Banking and Corporate Development investments in the specialty finance, real estate and diversified industrial sectors. Mr. Tonkel began his investment career with Summit Partners. Mr. Tonkel received a B.A. from Harvard University and an M.B.A. from Harvard Business School.

We believe that Mr. Tonkel’s broad and extensive experience in asset and credit management and tenure in the financial services industry qualify him to serve as a member of our board of directors.

Independent Directors

Arthur S. Ainsberg is not an “interested person” of the Company as defined in the 1940 Act. Mr. Ainsberg has over 40 years of experience in the financial services industry and a deep understanding of public and accounting matters for financial service companies. Mr. Ainsberg served as a director, Chairman of the Audit Committee and member of the Compliance Committee of Nomura Securities International, Inc. (the U.S. based broker-dealer of The Nomura Group) from 1996 through December 2014. In September 2012, Mr. Ainsberg was named to the board of directors of Nomura Global Financial Products, Inc., and in July 2013, he was named to the board of directors of Nomura Holding America, Inc., and served on each board through December 2014. In May 2013, Mr. Ainsberg was named to the Board of Directors of AG Mortgage Investment Trust. AG is a NYSE company, structured as a REIT, investing in various types of mortgage investments. From July 2003 through May 2012, Mr. Ainsberg served as a director for National Financial Partners Corporation, an independent financial services distribution company. From August 2009 through June 2011, Mr. Ainsberg served as Chief Operating Officer of Lehman Brothers Inc. in liquidation, the largest and most complex bankruptcy in the United States. Prior to this engagement, Mr. Ainsberg served as the Independent Consultant for Morgan Stanley & Co. from December 2003 until July 2009, under the Global Research Analyst Settlement, and was responsible for selecting and monitoring the providers of independent research for the clients of Morgan Stanley. Previously, Mr. Ainsberg was Chief Operating Officer at two investment partnerships, Brahman Capital Corp. from 1996 to 2000 and Bessent Capital Corp. during 2001. He also served as Chairman of the New York State Board for Public Accountancy from 1999 to 2000 and was a member of that board from 1993 to 2001. From 1998 to 2000, he was also a member of the Board of District 10 of the National Association of Securities Dealers. Mr. Ainsberg is also the author of Shackleton: Leadership Lessons from Antarctica (2008) and the co-author of Breakthrough: Elizabeth Hughes, the Discovery of Insulin, and the Making of a Medical Miracle (2010).

Mr. Arthur S. Ainsberg has extensive experience in the financial services industry and a deep understanding of public and financial accounting matters for financial services companies. He also brings to our board of directors valuable perspective from his experience as a board member of a large U.S. broker-dealer.

Karin Hirtler-Garvey is not an “interested person” of the Company as defined in the 1940 Act. Ms. Hirtler-Garvey has served as a Director of USAA Federal Savings Bank, a privately held consumer bank, where she has served as the Compensation Committee Chair since June 2018, and also served as the Risk Committee Chair from December 2013 to June 2018. She also has served as a Director of VA Capital Management, a privately held annuities firm, since August 2018, as well as a Director of Victory Capital Holdings, a publicly traded asset management firm, since October 2014, where she chairs the Audit Committee. Ms. Hirtler-Garvey has served as a Director of Western World Insurance Group since December 2006, and has chaired the Audit Committee since December 2009, and also served as a Member of its Compensation Committee and Pension Committee from April 2011 to September 2014. From August 2017 to August 2018, she served as a Director of Validus Holdings Ltd., the publicly-traded parent company of Western World. Ms. Hirtler-Garvey also served on the board of ARO Liquidation Inc., the successor company to Aeropostale, Inc., where she served as the Chairman of the Board of Directors from February 2012 to May 2016. Prior to being appointed, Ms. Hirtler-Garvey served on the board of Aeropostale since August 2005 where she was the lead independent director and served as a member of the Nominating and Corporate Governance Committee and Chairperson of the Audit Committee. From May 2009 to December 2011, Ms. Hirtler-Garvey was the Chief Risk Executive for Ally Financial Inc. From June 2008 to June 2009, Ms. Hirtler-Garvey also served as a Director for Residential Capital LLC, a subsidiary of GMAC. From March 2005 to December 2008, Ms. Hirtler-Garvey was a principal in a start-up real estate development venture based in New Jersey. From 1995 to 2005, Ms. Hirtler-Garvey held various senior level management positions at Bank of America, including Chief Operating Officer, Global Markets, President of Trust and Credit Banking Products, and Chief Financial Officer/Chief Operating Officer for the Wealth and Investment Management division. Ms. Hirtler-Garvey is a C.P.A.

We believe that Ms. Hirtler-Garvey’s tenure in the financial services industry and extensive experience in senior management positions will support her appointment to our board of directors.

Mark Lerdal is not an “interested person” of the Company as defined in the 1940 Act. Mr. Lerdal has been an active leader in the renewable energy business for more than 30 years as an executive, investor and attorney. Since April 2014, Mark Lerdal has been the Executive Chairman of Leaf Clean Energy Company, a closed-end fund focused on renewable energy investments. From 2009 to December 2015, he was a Managing Director of MP2 Capital, LLC, a developer, owner and operator of solar generation assets. Mr. Lerdal served as President of Hydrogen Energy California, a developer of carbon capture and sequestration facility, from September 2011 to February 2013. Prior to that time, he was a Managing Director at KKR Finance in its debt securities division. Mr. Lerdal served as an independent director and member of the Corporate Governance and Conflicts Committee of the Board of Directors of TerraForm Global, Inc. From the consummation of its initial public offering in August 2015 until November 20, 2015. Mr. Lerdal served as an independent director and member of the Corporate Governance and Conflicts Committee of the Board of Directors of TerraForm Power, Inc. from the consummation of its initial public offering in July 2014 until November 20, 2015. Mr. Lerdal also serves as a non-executive board member at Trading Emissions Plc and Onsite Energy Corporation, which provides energy services to industrial energy users. Mr. Lerdal graduated cum laude from Northwestern University School of Law and holds a bachelor’s degree in economics from Stanford University.

MCC believes that Mr. Lerdal’s tenure in the financial services industry and extensive experience will support his position on our board of directors.

John E. Mack is not an “interested person” of the Company as defined in the 1940 Act. Mr. John E. Mack has over 40 years of international banking and financial business management experience. From November 2002 through September 2005, Mr. Mack served as Senior Managing Executive Officer and Chief Financial Officer of Shinsei Bank, Limited of Tokyo, Japan. Prior to joining Shinsei Bank and for more than 25 years, Mr. Mack served in senior management positions at Bank of America and its predecessor companies, including 12 years as Corporate Treasurer of NationsBank Corporation and NCNB Corporation. From November 2011 through December 2013, Mr. Mack was a member of the board of directors of Residential Capital LLC, from January 2010 through March 2015, Mr. Mack was Vice-Chairman and a director of Islandsbanki hf located in Reykjavik, Iceland, and, from September 2008 through January 2016, a member of the board of directors of Flowers National Bank. Mr. Mack is currently a member of the board of directors of Incapital Holdings LLC, Searchlight Minerals Corp., Tiptree Financial Inc. and GlobalMin Ventures Inc. Mr. Mack holds an M.B.A. from the University of Virginia, Darden School of Business and received his bachelor’s degree in Economics from Davidson College.

Mr. Mack has served in senior management positions at large financial institutions and has extensive experience in finance, accounting and regulatory issues. In addition, his tenure in the financial services industry and service as a director of both public and private companies provide industry-specific knowledge and expertise to the MCC Board.

Executive Officers

Information regarding our executive officers who are not directors of the Company are as follows:

Name, Address, and Age(1)	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years

Richard T. Allorto, Jr., 46	Chief Financial Officer and Secretary
Chief Financial Officer of Medley Management, Inc.; previously, Chief Compliance Officer of Medley Capital Corporation; Chief Financial Officer, Chief Compliance Officer (previously) and Secretary of Sierra Income Corporation; Chief Financial Officer of MCC Advisors; previously Chief Financial Officer of GSC Investment Corp.

John D. Fredericks, 54	Chief Compliance Officer	General Counsel of Medley Management, Inc.; Chief Compliance Officer of Sierra Income Corporation; previously, a Partner at Winston & Strawn, LLP.

(1)	The business address of the executive officers is c/o Medley Capital Corporation, 280 Park Avenue, 6th Floor East, New York, NY 10017.

Richard T. Allorto, Jr. is the Chief Financial Officer and Secretary of the Company. Mr. Allorto has also served as the Chief Financial Officer, Treasurer and Secretary of Sierra from April 2012 until November 2016 and was re-appointed to such positions in July 2018, and as Chief Financial Officer of Medley since July 2010. Mr. Allorto is also the Chief Financial Officer of Medley and is responsible for the financial operations of the various private funds managed by Medley. Prior to joining Medley, Mr. Allorto held various accounting and finance positions at GSC Group, Inc., a registered investment advisor, including, most recently as Chief Financial Officer of a publicly traded business development company that was externally managed by GSC Group. Prior to GSC Group, Mr. Allorto was an Audit Supervisor at Arthur Andersen. Mr. Allorto received a B.S. in Accounting from Seton Hall University and is a licensed CPA.

John D. Fredericks is the Chief Compliance Officer of the Company. Mr. Fredericks is also the Chief Compliance Officer of Sierra Income Corporation and Sierra Total Return Fund, as well as General Counsel of Medley Management, Inc. Prior to joining Medley, Mr. Fredericks was a partner with Winston & Strawn, LLP, where he was a member of the firm’s restructuring and insolvency and corporate lending groups. Before joining Winston & Strawn, LLP, Mr. Fredericks was a partner with Murphy Sheneman Julian & Rogers and an associate at Murphy, Weir & Butler. Mr. Fredericks was admitted to the California State Bar in 1993. Mr. Fredericks received a BA from the University of California Santa Cruz and a J.D. from University of San Francisco.

Board Leadership Structure

Our board of directors monitors and performs an oversight role with respect to the business and affairs of the Company, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of service providers to the Company. Among other things, our board of directors approves the appointment of our investment adviser and officers, reviews and monitors the services and activities performed by our investment adviser and executive officers and approves the engagement, and reviews the performance of, our independent registered public accounting firm.

Under the Company’s bylaws, our board of directors may designate a Chairman to preside over the meetings of the board of directors and meetings of the stockholders and to perform such other duties as may be assigned to him or her by the board of directors. We do not have a fixed policy as to whether the Chairman of the board of directors should be an independent director and believe that we should maintain the flexibility to select the Chairman and reorganize the leadership structure, from time to time, based on the criteria that is in the best interests of the Company and its stockholders at such times.

Presently, Mr. Brook Taube serves as the Chairman of our board of directors. Mr. Brook Taube is an “interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act because he is Chief Executive Officer and President of the Company, serves on the Investment Committee and is the Managing Member of MCC Advisors. We believe that Mr. Taube’s history with the Company, familiarity with its investment platform, and extensive knowledge of the financial services industry qualify him to serve as the Chairman of our board of directors. We believe that the Company is best served through this existing leadership structure, as Mr. Taube’s relationship with MCC Advisors provides an effective bridge and encourages an open dialogue between management and the board of directors, ensuring that both groups act with a common purpose.

The currently designated lead independent director of our board of directors is Arthur Ainsberg. We are aware of the potential conflicts that may arise when a non-independent director is Chairman of the board of directors, but believe these potential conflicts are offset by our strong corporate governance policies. Our corporate governance policies include regular meetings of the independent directors in executive session without the presence of interested directors and management, the establishment of the Audit Committee, the Nominating and Corporate Governance Committee, the Compensation Committee, and the Special Committee comprised solely of independent directors, and the appointment of a Chief Compliance Officer, with whom the independent directors meet regularly without the presence of interested directors and other members of management, for administering our compliance policies and procedures.

We recognize that different board leadership structures are appropriate for companies in different situations. We re-examine our corporate governance policies on an ongoing basis to ensure that they continue to meet the Company’s needs.

Board of Directors Role In Risk Oversight

Our board of directors performs its risk oversight function primarily through (a) its three standing committees, which report to the entire board of directors and are comprised solely of independent directors, and (b) active monitoring of our Chief Compliance Officer and our compliance policies and procedures.

As described below in more detail under “Committees of the Board of Directors,” the Audit Committee and the Nominating and Corporate Governance Committee assist the board of directors in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing the Company’s accounting and financial reporting processes, the Company’s systems of internal controls regarding finance and accounting, and audits of the Company’s financial statements. The Nominating and Corporate Governance Committee’s risk oversight responsibilities include selecting, researching and nominating directors for election by our stockholders, developing and recommending to the board of directors a set of corporate governance principles, and overseeing the evaluation of the board of directors and our management.

Our board of directors also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. Every quarter, the board of directors reviews a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of the compliance policies and procedures of the Company and its service providers. The Chief Compliance Officer’s quarterly report addresses the following: (a) the operation of the compliance policies and procedures of the Company and its service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s quarterly review; and (d) any compliance matter that has occurred since the date of the last report about which the board of directors would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer meets separately in executive session with the independent directors at least once each year.

We believe that our board of directors' role in risk oversight is effective and appropriate given the extensive regulation to which we are already subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage must equal at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) immediately after each time we incur indebtedness, we generally have to invest at least 70% of our total assets in “qualifying assets” and we are not generally permitted to invest in any portfolio company in which one of our affiliates currently has an investment.

We recognize that different board roles in risk oversight are appropriate for companies in different situations. We re-examine the manner in which the board of directors administers its oversight function on an ongoing basis to ensure that it continues to meet the Company’s needs.

Committees of the Board of Directors

An Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee, and a Special Committee have been established by our board of directors. During the fiscal year of 2018, our board of directors held eight board meetings, five Audit Committee meetings, two Nominating and Corporate Governance Committee meeting, one Compensation Committee meeting, and 15 Special Committee meetings. All directors attended at least 75% of the aggregate number of meetings of the board of directors and of the respective committees on which they serve. We require each director to make a diligent effort to attend all board and committee meetings as well as each annual meeting of our stockholders.

Audit Committee.  The Audit Committee operates pursuant to a charter approved by our board of directors, a copy of which is available on our website at http://www.medleycapitalcorp.com. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting the independent registered public accounting firm for the Company, reviewing with such independent registered public accounting firm the planning, scope and results of its audit of the Company’s financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing the Company’s annual financial statements and periodic filings and receiving the Company’s audit reports and financial statements. The Audit Committee also establishes guidelines and makes recommendations to our board of directors regarding the valuation of our investments. The Audit Committee is responsible for aiding our board of directors in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The board of directors and the Audit Committee utilize the services of nationally recognized third-party valuation firms to help determine the fair value of these securities. The Audit Committee is currently composed of Messrs. John E. Mack, Arthur S. Ainsberg, and Mark Lerdal and Ms. Karin Hirtler-Garvey. All of them are considered independent under the rules of the NYSE corporate governance listing standards and are not “interested persons” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Mack serves as Chairman of the Audit Committee. Our board of directors has determined that Mr. Mack is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Mr. Mack meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act.

Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our board of directors, a copy of which is available on our website at http://www.medleycapitalcorp.com. The members of the Nominating and Corporate Governance Committee are Messrs. Arthur S. Ainsberg, and John E. Mack and Ms. Karin Hirtler-Garvey. All members of the Nominating and Corporate Governance Committee are considered independent under the rules of the NYSE and are not “interested persons” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Ainsberg serves as Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the board of directors or a committee thereof, developing and recommending to the board of directors a set of corporate governance principles and overseeing the evaluation of the board of directors and our management. The Nominating and Corporate Governance Committee currently does not consider nominees recommended by our stockholders.

The Nominating and Corporate Governance Committee seeks candidates who possess the background, skills and expertise to make a significant contribution to the board of directors, the Company and its stockholders. In considering possible candidates for election as a director, the Nominating and Corporate Governance Committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting directors who:

•	are of high character and integrity;

•	are accomplished in their respective fields, with superior credentials and recognition;

•	have relevant expertise and experience upon which to be able to offer advice and guidance to management;

•	have sufficient time available to devote to the affairs of the Company;

•	are able to work with the other members of the board of directors and contribute to the success of the Company;

•	can represent the long-term interests of the Company’s stockholders as a whole; and

•	are selected such that with the other members of the board of directors represent a range of backgrounds and experience.

The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the board of directors as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the board of directors, when identifying and recommending director nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Nominating and Corporate Governance Committee’s goal of creating a board of directors that best serves the needs of the Company and the interest of its stockholders.

Compensation Committee.  The Compensation Committee operates pursuant to a charter approved by our board of directors, a copy of which is available on our website at http://www.medleycapitalcorp.com. The Compensation Committee is responsible for reviewing and approving the reimbursement by the Company of the compensation of the Company’s Chief Financial Officer, the Company’s Chief Compliance Officer and their respective staffs. The current members of the Compensation Committee are Ms. Karin Hirtler-Garvey and Messrs. John E. Mack and Mark Lerdal, each of whom is not an interested person of the Company for purposes of the 1940 Act and each of whom is independent for purposes of the NYSE corporate governance listing standards.

Ms. Karin Hirtler-Garvey serves as the Chairman of the Compensation Committee. As discussed below, none of our executive officers are compensated by the Company.

Special Committee. The Special Committee was granted the authority to, among other things, evaluate and review the terms and conditions of the Mergers or any alternative thereto and determine whether the Mergers or any alternative thereto is advisable and is fair to, and in the best interests of, the Company and its stockholders (or any subset of its stockholders that the Special Committee determines to be appropriate) in connection with the Mergers. The Special Committee had the authority to select and retain, in its sole discretion, any advisers that they deemed appropriate, including their own independent financial and legal advisors. The current members of the Special Committee are Ms. Karin Hirtler-Garvey and Messrs. Arthur S. Ainsberg, John E. Mack and Mark Lerdal, each of whom is not an interested person of the Company for purposes of the NYSE corporate governance listing standards. Arthur S. Ainsberg serves as the chair of the Special Committee.

Communication with the Board of Directors

Stockholders with questions about the Company are encouraged to contact the Company’s investor relations department. However, if stockholders believe that their questions have not been addressed, they may communicate with the Company’s board of directors by sending their communications to Investor Relations, c/o Medley Capital Corporation, 280 Park Avenue, 6th Floor East, New York, NY 10017. All stockholder communications received in this manner will be delivered to one or more members of the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of the copies of such reports and written representations delivered to the Company by such persons, we believe that there were no violations of Section 16(a) by such persons during the Company’s fiscal year ended September 30, 2018.

Code of Ethics

The Company has adopted a Code of Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and our Chief Financial Officer, as well as every officer, director, employee and access person (as defined within the Company’s Code of Ethics) of the Company. The Company’s Code of Ethics can be accessed via our website at http://www.medleycapitalcorp.com. The Company intends to disclose any amendments to or waivers from any required provision of the Code of Ethics on Form 8-K.

Item 11. Executive Compensation

Compensation of Directors

The following table sets forth compensation of the Company’s directors, for the year ended September 30, 2018:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation	Total
Interested Directors
Brook Taube	—	—	—	—
Seth Taube	—	—	—	—
Jeff Tonkel	—	—	—	—
Independent Directors
Arthur S. Ainsberg	$299,000	—	—	$299,000
Karin Hirtler-Garvey	$267,500	—	—	$267,500
John E. Mack	$275,000	—	—	$275,000
Mark Lerdal	$252,500	—	—	$252,500

(1)	For a discussion of the independent directors’ compensation, see below.

(2)
We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors. However, our independent directors have the option to receive all or a portion of the directors’ fees to which they would otherwise be entitled in the form of shares of our common stock issued at a price per share equal to the greater of our then current net asset value per share or the market price at the time of payment. No shares were issued to any of our independent directors in lieu of cash during 2018.

As compensation for serving on our board of directors, each independent director receives an annual fee of $90,000. Independent directors also receive $3,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee meeting. In addition, the Chairman of the Audit Committee receives an annual fee of $25,000 and each chairperson of the Nominating and Corporate Governance Committee, and the Compensation Committee receives an annual fee of $10,000, and other members of the Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation Committee receive an annual fee of $12,500, $6,000, and $6,000, respectively, for their additional services in these capacities. On January 26, 2018, the board of directors established a special committee comprised solely of its independent directors for the purpose of assessing the merits of various proposed strategic transactions. As compensation for serving on the special committee, each independent director received a one-time retainer of $25,000 plus reimbursement of out-of-pocket expenses, consistent with the Company’s policies for reimbursement of members of the board of directors. In addition, the chairman of the special committee receives a monthly fee of $15,000 and other members receive a monthly fee of $10,000.

Our independent directors also have the option to receive all or a portion of the directors’ fees to which they would otherwise be entitled in the form of shares of our common stock issued at a price per share equal to the greater of our then current net asset value per share or the market price at the time of payment. No shares were issued to any of our independent directors in lieu of cash during the year ended September 30, 2018. In addition, no compensation was paid to directors who are “interested persons” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act.

Compensation of Executive Officers

None of our officers will receive direct compensation from us. The compensation of our Chief Financial Officer and Chief Compliance Officer is paid by our administrator, subject to reimbursement by the Company of an allocable portion of such compensation for services rendered by them to us.

Indemnification Agreements

We have entered into indemnification agreements with our directors. The indemnification agreements are intended to provide our directors the maximum indemnification permitted under Delaware law and the 1940 Act. Each indemnification agreement provides that the Company shall indemnify the director who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Delaware law and the 1940 Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 3, 2018, the beneficial ownership of our directors, our executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon reports filed by such persons with the SEC and other information obtained from such persons, if available.

Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table below has sole voting and investment power and has the same address as the Company. The Company’s directors are divided into two groups - interested directors and independent directors. Interested directors are “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act. The address of all executive officers and directors is c/o Medley Capital Corporation, 280 Park Avenue, 6th Floor East, New York, NY 10017.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)		Percentage of Class(2)

Interested Directors
Brook Taube	7,946,938	(3)	14.6%
Seth Taube	7,934,448	(4)	14.6%
Jeff Tonkel	15,000		*%
Independent Directors
Arthur S. Ainsberg	3,000		*%
Karin Hirtler-Garvey	3,000		*%
John E. Mack	1,000		*%
Mark Lerdal	—		*%
Executive Officers
Richard T. Allorto, Jr.	20,000		*%
John D. Fredericks	4,000		*%
All executive officers and directors as a group (9 persons)	8,170,448		15.0%
* Represents less than one percent.

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Assumes the beneficial owners have made no other purchases or sales of our common stock since the most recently available SEC filings. This assumption has been made under the rules and regulations of the SEC and does not reflect any knowledge that we have with respect to the present intent of the beneficial owners of our common stock listed in this table.

(2)	Based on a total of 54,474,211 shares of the Company’s common stock issued and outstanding on December 3, 2018.

(3)
Medley Seed Funding I LLC, a limited liability company controlled by Medley LLC, beneficially owns 7,756,938 of the reported shares. Brook Taube, together with Seth Taube, controls Medley LLC. Brook Taube disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest therein. In addition,190,000 of the reported shares are held by a trust for the benefit of Brook Taube's family, for which he serves as a trustee.

(4)
Medley Seed Funding I LLC, a limited liability company controlled by Medley LLC, beneficially owns 7,756,938 shares of the reported shares. Seth Taube, together with Brook Taube, controls Medley LLC. Seth Taube disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest therein. In addition, 142,510 of the reported shares are held by a trust for the benefit of Seth Taube's family, for which he serves as a trustee, and 35,000 of the reported shares are held by The Seth and Angie Taube Foundation, Inc., which is a 501(c)(3) charitable organization.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of December 3, 2018. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Brook Taube	over $1,000,000
Seth Taube	over $1,000,000
Jeff Tonkel	$50,001 – $100,000
Independent Directors
Arthur S. Ainsberg	$10,001 – $50,000
Karin Hirtler-Garvey	$10,001 – $50,000
John E. Mack	$1 – $10,000
Mark Lerdal	None

(1)	The dollar ranges are: None, $1 - $10,000, $10,001 - $50,000, $50,001 - $100,000, $100,001 - $500,000, $500,001 - $1,000,000 or over $1,000,000.

(2)
The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock $3.46 on December 3, 2018 on the NYSE. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Investment Management Agreement. We have entered into an Investment Management Agreement with MCC Advisors, our investment adviser. Mr. Brook Taube, our Chairman, Chief Executive Officer and President, is a Managing Partner of, and has financial and controlling interests in, MCC Advisors. In addition, Messrs. Seth Taube and Jeff Tonkel, members of our board of directors, and Mr. Richard T. Allorto, Jr., our Chief Financial Officer, serve as Managing Partners and Chief Financial Officer, respectively, for MCC Advisors. Messrs. Seth Taube, Jeff Tonkel and Richard T. Allorto, Jr. also have financial interests in MCC Advisors.

Co-Investment Opportunities. MCC Advisors and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, with ours. MCC Advisors also focuses on investing primarily in senior secured loans, including first lien, unitranche and second lien debt instruments. MCC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of its affiliated funds. In such event, depending on the availability of such investment and other appropriate factors, MCC Advisors or its affiliates may determine that we should co-invest with one or more other funds. The Company obtained an exemptive order from the SEC on November 25, 2013 (the “Prior Exemptive Order”). On March 29, 2017, the Company, MCC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the “Exemptive Order”) that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder. On October 4, 2017, the Company, MCC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “Current Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. If the Mergers are successfully consummated, Sierra and certain of its affiliates will not be able to rely on the Current Exemptive Order. In this regard, on November 19, 2018, Sierra and certain of its affiliates have submitted an exemptive application to the SEC for an exemptive order that would supersede the Current Exemptive Order (the “Superseding Exemptive Order”) and would permit Sierra to participate in negotiated co-investment transactions with certain affiliates that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. There can be no assurance if and when Sierra will receive the Superseding Exemptive Order. The terms of the Superseding Exemptive Order, if received, would be substantially similar to the Current Exemptive Order. Co-investment under the Superseding Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the board of directors determines that it would be in Sierra’s best interest to participate in the transaction. The Current Exemptive Order will remain in effect unless and until the Mergers are completed and the Superseding Exemptive Order is granted by the SEC. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

We may, however, co-invest with MCC Advisors and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations and MCC Advisors’ allocation policy. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that MCC Advisors, acting on our behalf and on behalf of other clients, negotiates no term other than price.

License Agreement. We have entered into a License Agreement with Medley Capital LLC, pursuant to which Medley Capital LLC has agreed to grant us a non-exclusive, royalty-free license to use the name “Medley.” In addition, pursuant to the terms of an Administration Agreement, MCC Advisors provides us with the office facilities and administrative services necessary to conduct our day-to-day operations.

Director Independence

In accordance with rules of the NYSE, our board of directors annually determines each director’s independence. We do not consider a director independent unless the board of directors has determined that he or she has no material relationship with us. We monitor the relationships of our directors and officers through the activities of our Nominating and Corporate Governance Committee and through a questionnaire each director completes no less frequently than annually and updates periodically as information provided in the most recent questionnaire changes.

Our governance guidelines require any director who has previously been determined to be independent to inform the Chairman of the board of directors and the Chairman of the Nominating and Corporate Governance Committee of any change in circumstance that may cause his or her status as an independent director to change. The board of directors limits membership on the Audit Committee, the Nominating and Corporate Governance Committee, the Compensation Committee, and the Special Committee to independent directors.

In order to evaluate the materiality of any such relationship, the board uses the definition of director independence set forth in the NYSE Listed Company Manual. Section 303A.00 of the NYSE Listed Company Manual provides BDCs, such as the Company, are required to comply with all of the provisions of Section 303A applicable to domestic issuers other than Sections 303A.02, the section that defines director independence. Section 303A.00 provides that a director of a BDC shall be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company.

The board of directors has determined that each of the directors is independent and has no material relationship with the Company, except as a director and stockholder of the Company, with the exception of Brook Taube, Seth Taube and Jeff Tonkel. Messrs. Brook Taube, Seth Taube and Jeff Tonkel are interested persons of the Company due to their positions as members of management of MCC Advisors.

Item 14. Principal Accountant Fees and Services

The Audit Committee and the independent directors of the board of directors have appointed Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2018, subject to ratification or rejection by the stockholders of the Company.

The following table displays fees for professional services by Ernst & Young LLP for the fiscal years ended September 30, 2018 and 2017 (dollars in thousands):

	Fiscal Year Ended September 30, 2018	Fiscal Year Ended September 30, 2017
Audit Fees	$1,106	$994
Audit Related Fees	—	—
Tax Fees	88	66
All Other Fees	—	—
	$1,194	$1,060

Audit Fees:  Audit fees include fees for services that normally would be provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements and that generally only an independent registered public accounting firm can provide. In addition to fees for the audit of our annual financial statements, the audit of the effectiveness of our internal control over financial reporting and the review of our quarterly financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

Audit-Related Fees:  Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services Fees:  Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state and local tax compliance.

All Other Fees:  Other fees would include fees for products and services other than the services reported above.

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

10.37
Agreement and Plan of Merger, dated as of August 9, 2018, by and between Medley Capital Corporation and Sierra Income Corporation (Incorporated by reference to the Current Report on Form 8-K filed on August 15, 2018).

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

Dated: December 4, 2018	Medley Capital Corporation

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on December 4, 2018.

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