Form 10-Q
period 2018-12-31
Medley Capital Corp
filed 2019-02-11
CIK 1490349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Registrant had 54,474,211 shares of common stock, $0.001 par value, outstanding as of February 11, 2019.

MEDLEY CAPITAL CORPORATION

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2018	September 30, 2018
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $407,062,466 and $428,717,777, respectively)	$372,306,244	$393,149,374
Affiliated investments (amortized cost of $115,054,242 and $102,546,973, respectively)	110,753,480	100,640,804
Controlled investments (amortized cost of $185,009,566 and $233,421,693, respectively)	159,818,918	161,639,736
Total investments at fair value	642,878,642	655,429,914
Cash and cash equivalents	62,695,484	75,665,981
Interest receivable	4,929,575	6,377,076
Other assets	3,202,315	3,420,442
Deferred offering costs	365,019	354,754
Receivable for dispositions and investments sold	289,578	160,257
Fees receivable	109,337	187,276
Total assets	$714,469,950	$741,595,700

LIABILITIES
Notes payable (net of debt issuance costs of $7,430,679 and $8,238,300, respectively)	$264,596,774	$276,909,028
SBA debentures payable (net of debt issuance costs of $1,987,162 and $2,095,329, respectively)	133,012,838	132,904,671
Interest and fees payable	4,646,185	3,280,018
Management and incentive fees payable (see Note 6)	3,185,144	3,347,674
Accounts payable and accrued expenses	2,117,042	2,935,833
Administrator expenses payable (see Note 6)	1,032,127	808,546
Deferred revenue	150,709	192,152
Due to affiliate	75,247	39,051
Total liabilities	$408,816,066	$420,416,973

Guarantees and Commitments (see Note 8)

NET ASSETS
Common stock, par value $0.001 per share, 100,000,000 common shares authorized, 54,474,211 and 54,474,211 common shares issued and outstanding, respectively	$54,474	$54,474
Capital in excess of par value	698,586,770	698,586,770
Total distributable earnings/(loss)	(392,987,360)	(377,462,517)
Total net assets	305,653,884	321,178,727
Total liabilities and net assets	$714,469,950	$741,595,700

NET ASSET VALUE PER SHARE	$5.61	$5.90

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended December 31
	2018	2017
	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$8,077,603	$13,090,352
Payment-in-kind	572,543	1,641,133
Affiliated investments:
Cash	751,751	577,309
Payment-in-kind	971,790	849,495
Controlled investments:
Cash	77,832	429,762
Payment-in-kind	1,028,332	718,518
Total interest income	11,479,851	17,306,569
Dividend income (net of provisional taxes of $0 and $0, respectively)	2,100,000	1,443,750
Interest from cash and cash equivalents	161,314	31,769
Fee income (see Note 9)	460,677	1,848,760
Total investment income	14,201,842	20,630,848

EXPENSES
Base management fees (see Note 6)	3,185,144	4,067,841
Incentive fees (see Note 6)	—	—
Interest and financing expenses	6,009,116	6,759,199
Professional fees	1,200,577	585,667
Administrator expenses (see Note 6)	1,032,127	867,331
General and administrative	604,149	757,255
Directors fees	292,225	147,180
Insurance	119,386	133,214
Expenses before management and incentive fee waivers	12,442,724	13,317,687
Management fee waiver (see Note 6)	—	—
Incentive fee waiver (see Note 6)	—	—
Total expenses net of management and incentive fee waivers	12,442,724	13,317,687
Net investment income before excise taxes	1,759,118	7,313,161
Excise tax expense	—	(134,000)
NET INVESTMENT INCOME	1,759,118	7,179,161

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from investments
Non-controlled/non-affiliated investments	(5,183,910)	(21,476)
Affiliated investments	—	—
Controlled investments	(51,538,556)	—
Net realized gain/(loss) from investments	(56,722,466)	(21,476)
Net unrealized appreciation/(depreciation) on investments
Non-controlled/non-affiliated investments	812,181	(34,470,457)
Affiliated investments	(2,394,593)	4,283,268
Controlled investments	46,591,309	(9,004,493)
Net unrealized appreciation/(depreciation) on investments	45,008,897	(39,191,682)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	90,009
Net loss on extinguishment of debt (see Note 5)	(122,971)	—
Net realized and unrealized gain/(loss) on investments	(11,836,540)	(39,123,149)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(10,077,422)	$(31,943,988)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.18)	$(0.59)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.03	$0.13
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	54,474,211	54,474,211
DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$0.16

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	For the three months ended December 31
	2018	2017
	(unaudited)	(unaudited)
OPERATIONS
Net investment income	$1,759,118	$7,179,161
Net realized gain/(loss) from investments	(56,722,466)	(21,476)
Net unrealized appreciation/(depreciation) on investments	45,008,897	(39,191,682)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	90,009
Net loss on extinguishment of debt	(122,971)	—
Net increase/(decrease) in net assets from operations	(10,077,422)	(31,943,988)
SHAREHOLDER DISTRIBUTIONS
Distributions from earnings	(5,447,421)	(8,715,874)
Net decrease in net assets from shareholder distributions	(5,447,421)	(8,715,874)
Total increase/(decrease) in net assets	(15,524,843)	(40,659,862)
Net assets at beginning of period	321,178,727	460,429,317
Net assets at end of period	$305,653,884	$419,769,455

Net asset value per common share	$5.61	$7.71
Common shares outstanding at end of period	54,474,211	54,474,211

 See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the three months ended December 31
	2018	2017
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS	$(10,077,422)	$(31,943,988)
ADJUSTMENTS TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(3,620,889)	(3,136,782)
Net amortization of premium/(discount) on investments	(194,707)	(239,606)
Amortization of debt issuance costs	686,641	645,044
Net realized (gain)/loss from investments	56,722,466	21,476
Net deferred income taxes	—	(90,009)
Net unrealized (appreciation)/depreciation on investments	(45,008,897)	39,191,682
Proceeds from sale and settlements of investments	43,796,686	47,978,251
Purchases, originations and participations	(39,143,387)	(82,727,159)
Net loss on extinguishment of debt	122,971	—
(Increase)/decrease in operating assets:
Interest receivable	1,447,501	(103,574)
Other assets	218,127	(166,371)
Receivable for dispositions and investments sold	(129,321)	175,926
Fees receivable	77,939	11,178
Increase/(decrease) in operating liabilities:
Interest and fees payable	1,366,167	1,303,171
Management and incentive fees payable, net	(162,530)	(244,163)
Accounts payable and accrued expenses	(818,791)	118,344
Administrator expenses payable	223,581	7,537
Deferred revenue	(41,443)	55,476
Due to affiliate	36,196	295,884
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	5,500,888	(28,847,683)

Cash flows from financing activities
Borrowings on debt	—	9,000,000
Paydowns on debt	(12,999,337)	(30,000,000)
Debt issuance costs paid	(14,362)	—
Payments of cash dividends	(5,447,421)	(8,715,874)
Offering costs paid	(10,265)	—
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(18,471,385)	(29,715,874)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(12,970,497)	(58,563,557)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	75,665,981	108,571,958
CASH AND CASH EQUIVALENTS, END OF PERIOD	$62,695,484	$50,008,401

Supplemental Information:
Interest paid during the period	$3,956,308	$4,792,028
Supplemental non-cash information:
Payment-in-kind interest income	$2,572,665	$3,209,146
Net amortization of premium/(discount) on investments	$194,707	$239,606
Amortization of debt issuance costs	$(686,641)	$(645,044)
Non-cash purchase of investments	$—	$—
Non-cash sale of investments	$—	$—

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

December 31, 2018
(unaudited)

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

3SI Security Systems, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	6/16/2023	$17,281,250	$17,281,250	$17,281,250	5.7%
				17,281,250	17,281,250	17,281,250

Accupac, Inc.(7)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(13)(19)	9/14/2023	9,764,074	9,764,074	9,635,359	3.2%
				9,764,074	9,764,074	9,635,359

Alpine SG, LLC(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	13,398,750	13,398,750	13,398,750	4.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	6,617,630	6,617,630	6,617,630	2.2%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	11/16/2022	—	—	—	0.0%
				20,016,380	20,016,380	20,016,380

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/25/2023	4,387,500	4,387,500	4,294,924	1.4%
				4,387,500	4,387,500	4,294,924

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	6/17/2020	13,799,076	13,799,076	13,776,997	4.5%
				13,799,076	13,799,076	13,776,997

Barry's Bootcamp Holdings, LLC(7)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	7,628,570	7,628,570	7,554,700	2.5%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	7/14/2022	2,640,000	2,640,000	2,603,040	0.9%
				10,268,570	10,268,570	10,157,740

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	7,444,196	7,444,196	7,296,631	2.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)(17)	4/24/2020	44,643	44,643	44,643	0.0%
				7,488,839	7,488,839	7,341,274

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)	10/17/2024	1,316,971	1,316,971	1,316,971	0.4%
		Senior Secured First Lien Incremental Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)	10/17/2024	4,646,016	4,646,016	4,646,016	1.5%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)	10/17/2024	309,726	309,726	309,726	0.1%
				6,272,713	6,272,713	6,272,713

Central States Dermatology Services, LLC(7)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)	4/20/2022	1,073,602	1,073,602	1,059,216	0.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)(19)	4/20/2022	270,307	270,307	264,854	0.1%
				1,343,909	1,343,909	1,324,070

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	7/28/2025	4,010,025	3,992,618	3,959,900	1.3%
				4,010,025	3,992,618	3,959,900

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/30/2019	12,690,000	12,690,000	12,676,041	4.2%
		Equity - 350 Common Units		—	700,000	658,858	0.2%
				12,690,000	13,390,000	13,334,899

CT Technologies Intermediate Holdings, Inc.(12)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	12/1/2022	7,500,000	7,500,000	6,967,500	2.3%
				7,500,000	7,500,000	6,967,500

DataOnline Corp.(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	7/31/2025	15,960,000	15,960,000	15,960,000	5.2%
		Revolving Credit Facility (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)(17)	7/31/2024	—	—	—	0.0%
				15,960,000	15,960,000	15,960,000

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (10.00% Cash)	10/1/2019	2,270,747	2,270,747	2,270,747	0.7%
		Preferred Equity (8.00% PIK)		3,944,707	3,944,707	3,944,707	1.3%
				6,215,454	6,215,454	6,215,454

Dynamic Energy Services International LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(10)(16)	6/30/2019	21,800,729	18,674,779	2,478,743	0.8%
		Revolving Credit Facility (12.00% Cash)	6/30/2019	468,686	468,686	468,686	0.2%
				22,269,415	19,143,465	2,947,429

FKI Security Group, LLC(12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	3/30/2020	11,187,500	11,187,500	11,187,500	3.7%
				11,187,500	11,187,500	11,187,500

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)		6,825,174	6,825,174	6,825,174	2.2%
		Equity - 150 Common Units		—	—	2,080,811	0.7%
				6,825,174	6,825,174	8,905,985

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.50% LIBOR Floor)(14)	9/26/2019	10,560,000	10,560,000	10,560,000	3.5%
				10,560,000	10,560,000	10,560,000

Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)	2/7/2023	9,898,354	9,898,354	9,898,354	3.2%
				9,898,354	9,898,354	9,898,354

Global Accessories Group, LLC(12)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	151,339	0.1%
				—	151,337	151,339

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)(8)	10/15/2019	20,000,000	20,000,000	19,268,000	6.3%
				20,000,000	20,000,000	19,268,000

The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(13)	6/21/2023	3,000,000	2,963,851	2,644,200	0.9%
				3,000,000	2,963,851	2,644,200

Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	6/27/2023	3,448,654	3,448,654	3,448,654	1.1%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	6/27/2023	9,991,829	9,991,829	9,991,829	3.3%
				13,440,483	13,440,483	13,440,483

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2022	13,875,000	13,875,000	12,874,613	4.2%
				13,875,000	13,875,000	12,874,613

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	2/15/2022	19,107,574	19,107,574	19,229,862	6.3%
				19,107,574	19,107,574	19,229,862

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 1.01% of Outstanding Equity(18)	2/19/2024	—	955,680	—	0.0%
				—	955,680	—

Manna Pro Products, LLC(7)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)	12/8/2023	5,439,833	5,439,833	5,308,733	1.7%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(19)	12/8/2023	670,363	670,363	643,878	0.2%
				6,110,196	6,110,196	5,952,611

Midcoast Energy, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(14)	8/1/2025	1,289,768	1,277,379	1,251,074	0.4%
				1,289,768	1,277,379	1,251,074

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 11.50% PIK, 0.75% LIBOR Floor)(10)(14)	12/31/2018	22,788,654	19,741,264	6,948,261	2.3%
				22,788,654	19,741,264	6,948,261

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(16)	7/8/2020	2,103,712	2,103,712	1,051,856	0.3%
		Equity - 479,283 Common Units		—	129,406	—	0.0%
		Warrants - 2.8% of Outstanding Equity	7/8/2020	—	52,757	—	0.0%
				2,103,712	2,285,875	1,051,856

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt(22)	7/31/2020	761,905	761,905	761,905	0.2%
		Unsecured Debt(22)	7/31/2021	761,905	761,905	761,905	0.2%
				1,523,810	1,523,810	1,523,810

Redwood Services Group, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	6/6/2023	6,007,313	6,007,313	5,928,617	1.9%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	6/6/2023	6,209,066	6,209,066	6,127,727	2.0%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	6/6/2023	700,000	700,000	700,000	0.2%
				12,916,379	12,916,379	12,756,344

RMS Holding Company, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	15,231,240	15,231,240	15,231,240	5.0%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	11/16/2022	2,440,079	2,440,079	2,384,383	0.8%
				17,671,319	17,671,319	17,615,623

SavATree, LLC(7)	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)	6/2/2022	1,854,151	1,854,151	1,838,206	0.6%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)(19)	6/2/2022	93,117	93,117	91,685	0.0%
				1,947,268	1,947,268	1,929,891

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (8.00% Cash)	8/31/2019	850,000	850,000	850,000	0.3%
				850,000	850,000	850,000

Seotowncenter, Inc.	Services: Business	Equity - 3,249.697 Common Units		—	500,000	1,169,891	0.4%
				—	500,000	1,169,891

SFP Holding, Inc.(7)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	9/1/2022	9,714,830	9,714,830	9,714,830	3.2%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(17)	9/1/2022	2,510,897	2,510,897	2,510,897	0.8%
		Equity - 1.42% Company Interest		—	736,905	736,905	0.2%
				12,225,727	12,962,632	12,962,632

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(10)(14)	7/31/2020	7,330,098	7,136,156	3,512,583	1.2%
				7,330,098	7,136,156	3,512,583

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		—	700,000	700,000	0.2%
				—	700,000	700,000

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)	2/17/2022	7,368,750	7,368,750	7,368,750	2.4%
				7,368,750	7,368,750	7,368,750

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		—	263,815	274,367	0.1%
				—	263,815	274,367

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2025	2,000,000	1,973,530	1,952,600	0.6%
				2,000,000	1,973,530	1,952,600

Trans-Fast Remittance LLC(7)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)(17)	12/2/2021	3,567,857	3,567,857	3,542,882	1.2%
		Revolving Credit Facility (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)(17)	12/2/2021	1,875,000	1,875,000	1,864,875	0.6%
				5,442,857	5,442,857	5,407,757

Vail Holdco Corp	Wholesale	Equity - 11,044 Shares of Series A Preferred Stock (12.50% PIK)(8)		11,044,000	10,618,214	10,712,680	3.5%
		Equity - 7,700 Shares of Junior Convertible Preferred Stock		7,700,000	7,700,000	9,145,290	3.0%
		Warrants - 0.4875% of Outstanding Equity		—	425,787	580,416	0.2%
				18,744,000	18,744,001	20,438,386

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor)(14)	4/28/2023	808,000	736,970	708,697	0.2%
		Equity - 5,441 Class A Units		—	302,464	302,464	0.1%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	—	361,667	361,667	0.1%
				808,000	1,401,101	1,372,828

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	9/26/2024	13,807,500	13,807,500	13,807,500	4.5%
		Equity - 1,500 Common Units		—	1,500,000	1,500,000	0.5%
				13,807,500	15,307,500	15,307,500

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(9)		—	518,283	97,955	0.0%
				—	518,283	97,955

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(14)	2/12/2024	4,215,300	4,215,300	4,215,300	1.4%
				4,215,300	4,215,300	4,215,300

Subtotal Non-Controlled/Non-Affiliated Investments				$406,304,628	$407,062,466	$372,306,244

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Affiliated Investments:

1888 Industrial Services, LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)	9/30/2021	$8,984,232	$8,984,232	$8,984,232	2.9%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	9/30/2021	22,330,717	20,060,891	17,158,923	5.6%
		Revolving Credit Facility (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)(17)	9/30/2021	2,695,270	2,695,270	2,695,270	0.9%
		Equity - 21,562.16 Class A Units		—	—	—	0.0%
				34,010,219	31,740,393	28,838,425

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00% PIK)(10)	7/22/2020	9,303,803	8,446,385	5,876,282	1.9%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		971,200	971,200	(100,800)	0.0%
		Equity - 16 Common Units		—	—	—	0.0%
				12,675,003	11,817,585	5,775,482

Brantley Transportation LLC(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	13,218,291	9,000,000	2,882,909	0.9%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(13)	8/2/2017	503,105	503,105	503,105	0.2%
		Equity - 7.5 Common Units		—	—	—	0.0%
				13,721,396	9,503,105	3,386,014

Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 6.15% Membership Interest		—	2,520,842	2,628,230	0.9%
				—	2,520,842	2,628,230

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		31,468,755	31,468,755	31,468,755	10.3%
		Preferred Equity - A-1 Preferred (3.00% PIK)		4,072,311	4,072,311	4,072,311	1.3%
		Equity - 57,300 Class B Units		—	57,300	10,956,906	3.6%
				35,541,066	35,598,366	46,497,972

JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred (6.00% PIK)		1,166,292	1,166,292	1,166,292	0.4%
		Equity - 129,588 Class B Units		—	129,588	685,520	0.2%
				1,166,292	1,295,880	1,851,812

Path Medical, LLC(7)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% PIK, 1.00% LIBOR Floor)(14)	10/11/2021	8,704,410	8,390,417	8,245,688	2.7%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% PIK, 1.00% LIBOR Floor)(14)	10/11/2021	2,998,977	2,998,977	2,840,931	0.9%
		Senior Secured First Lien Term Loan C (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	688,926	688,926	688,926	0.2%
		Warrants - 7.68% of Outstanding Equity	1/9/2027	—	499,751	—	0.0%
				12,392,313	12,578,071	11,775,545

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	6/17/2021	6,670,000	6,670,000	6,670,000	2.2%
		Equity - 33,300 Preferred Units		—	3,330,000	3,330,000	1.1%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$116,176,289	$115,054,242	$110,753,480

Controlled Investments:(5)

Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	$31,394,070	$20,846,571	$12,698,901	4.2%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	14,117,777	9,686,866	5,710,641	1.9%
		Senior Secured First Lien Incremental Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(14)	9/25/2020	2,327,346	2,327,346	2,327,346	0.8%
		Equity - 4,664.6 Class B Units and 9,424.4 Class C Units		—	12	—	0.0%
		Equity - 2,932.3 Common Units		—	400,003	—	0.0%
				47,839,193	33,260,798	20,736,888

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	78,575,000	75,919,273	24.8%
				—	78,575,000	75,919,273

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(13)	11/9/2020	4,005,990	4,005,990	4,005,990	1.3%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	12,305,096	12,305,096	12,305,096	4.0%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(10)(13)	11/9/2020	7,846,937	7,570,053	7,109,325	2.3%
		Equity - 787.4 Class A Units		—	9,550,922	—	0.0%
				24,158,023	33,432,061	23,420,411

TPG Plastics LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (Prime + 0.00% Cash)(15)	12/31/2019	383,085	383,085	383,085	0.1%
		Unsecured Debt (10.00% Cash)(20)		292,310	292,310	292,310	0.1%
		Unsecured Debt (1.00% Cash)(21)		646,996	646,996	646,996	0.2%
		Equity - 35 Class B Units		—	2,670,154	2,670,154	0.9%
				1,322,391	3,992,545	3,992,545

URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.00% PIK, 2.00% LIBOR Floor)(14)	5/2/2022	16,259,393	16,259,393	16,259,393	5.3%
		Preferred Equity (12.00% PIK)		6,552,890	6,552,890	6,552,890	2.1%
		Equity - 397,466 Common Units		—	12,936,879	12,937,518	4.2%
				22,812,283	35,749,162	35,749,801

Subtotal Controlled Investments				$96,131,890	$185,009,566	$159,818,918

Total Investments, December 31, 2018				$618,612,807	$707,126,274	$642,878,642	210.3%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated payment-in-kind (“PIK”) interest and is net of repayments.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $20,041,277, $78,656,136, and $58,614,859, respectively. The tax cost basis of investments is $701,493,501 as of December 31, 2018.

(4)	Percentage is based on net assets of $305,653,884 as of December 31, 2018.

(5)
Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(7)	The investment has an unfunded commitment as of December 31, 2018 (see Note 8), and includes an analysis of the value of any unfunded commitments.

(8)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $29,980,680 and 9.8% of net assets as of December 31, 2018, and are considered restricted securities.

(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP, and Watermill-EMI Partners, LP.

(10)	The investment was on non-accrual status as of December 31, 2018.

(11)
The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of December 31, 2018, 13.4% of the Company's portfolio investments were non-qualifying assets.

(12)	A portion of this investment was sold via a participation agreement. The amount stated is the portion retained by Medley Capital Corporation (see Note 3).

(13)	The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (“LIBOR”) floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2018 was 2.52%.

(14)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2018 was 2.80%.

(15)
These loans bear interest at an alternate base rate, or in the case of these particular investments the Prime Rate set by the Federal Reserve, plus a given spread. The Prime Rate in effect at December 31, 2018 was 5.50%.

(16)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2018 was 2.80%.

(17)	This investment earns 0.50% commitment fee on all unused commitment as of December 31, 2018, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(18)	This investment represents a Level 2 security in the ASC 820 table as of December 31, 2018 (see Note 4).

(19)	This investment earns 1.00% commitment fee on all unused commitment as of December 31, 2018, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(20)
This investment is scheduled to repay a percentage of the outstanding principal on a quarterly basis. Upon TPG Plastics, LLC obtaining all environmental and product testing authorizations, licenses and permits from all applicable governmental authorities, the remaining outstanding principal shall be repaid in full.

(21)
This investment shall convert to equity upon TPG Plastics, LLC obtaining all environmental and product testing authorizations, licenses and permits from all applicable governmental authorities. Upon conversion Medley Capital Corporation will continue to own 35% of the equity of TPG Plastics, LLC.

(22)	Security is non-income producing.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2018

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

3SI Security Systems, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	6/16/2023	$17,325,000	$17,325,000	$17,325,000	5.4%
				17,325,000	17,325,000	17,325,000

Accupac, Inc.(7)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(13)(19)	9/14/2023	9,788,793	9,788,793	9,788,793	3.1%
				9,788,793	9,788,793	9,788,793

Alpine SG, LLC(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	13,398,750	13,398,750	13,398,750	4.2%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	6,617,630	6,617,630	6,617,630	2.1%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	11/16/2022	—	—	—	0.0%
				20,016,380	20,016,380	20,016,380

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/25/2023	6,500,000	6,500,000	6,565,000	2.1%
				6,500,000	6,500,000	6,565,000

Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)	8/4/2025	7,000,000	7,091,560	7,140,000	2.2%
				7,000,000	7,091,560	7,140,000

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	6/17/2020	13,891,687	13,891,687	13,958,367	4.3%
				13,891,687	13,891,687	13,958,367

Barry's Bootcamp Holdings, LLC(7)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	7,628,570	7,628,570	7,505,750	2.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	7/14/2022	2,200,000	2,200,000	2,200,000	0.7%
				9,828,570	9,828,570	9,705,750

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	7,495,536	7,495,536	7,373,065	2.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)(17)	4/24/2020	267,857	267,857	267,857	0.1%
				7,763,393	7,763,393	7,640,922

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Brook & Whittle Holding Corp.(7)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	10/17/2023	1,320,297	1,320,297	1,331,381	0.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(18)	10/17/2023	—	—	—	0.0%
				1,320,297	1,320,297	1,331,381

Central States Dermatology Services, LLC(7)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	4/20/2022	1,076,331	1,076,331	1,076,331	0.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)(19)	4/20/2022	270,991	270,991	270,991	0.1%
				1,347,322	1,347,322	1,347,322

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan B (Prime + 5.50% PIK)(10)(15)	4/1/2019	1,375,911	1,210,237	234,042	0.1%
		Senior Secured First Lien Term Loan C (Prime + 8.50% PIK)(10)(15)	4/1/2019	10,352,733	4,060,507	—	0.0%
		Preferred Facility (Prime + 7.00% PIK)(10)(15)	4/1/2019	5,883,641	—	—	0.0%
		Equity - 232 Common Units		—	—	—	0.0%
				17,612,285	5,270,744	234,042

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	7/28/2025	4,010,025	3,992,123	4,034,486	1.3%
				4,010,025	3,992,123	4,034,486

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/30/2019	12,890,000	12,890,000	12,890,000	4.0%
		Equity - 350 Common Units		—	700,000	521,203	0.2%
				12,890,000	13,590,000	13,411,203

CT Technologies Intermediate Holdings, Inc.(12)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	12/1/2022	7,500,000	7,500,000	7,223,250	2.2%
				7,500,000	7,500,000	7,223,250

DataOnline Corp.(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	7/31/2025	16,000,000	16,000,000	16,000,000	5.0%
		Revolving Credit Facility (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)(17)	7/31/2024	—	—	—	0.0%
				16,000,000	16,000,000	16,000,000

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)(16)	10/1/2019	2,418,494	2,418,494	2,418,494	0.8%
		Preferred Equity (8.00% PIK)		3,866,737	3,866,737	3,866,737	1.2%
				6,285,231	6,285,231	6,285,231

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(10)(16)	5/6/2019	20,952,402	18,674,779	6,040,577	1.9%
				20,952,402	18,674,779	6,040,577

Engineered Machinery Holdings, Inc.	Capital Equipment	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(14)	7/18/2025	1,671,064	1,656,132	1,662,708	0.5%
				1,671,064	1,656,132	1,662,708

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

FKI Security Group, LLC(12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	3/30/2020	11,281,250	11,281,250	11,281,250	3.5%
				11,281,250	11,281,250	11,281,250

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)		6,677,895	6,677,895	6,677,895	2.1%
		Equity - 150 Common Units		—	—	1,753,260	0.6%
				6,677,895	6,677,895	8,431,155

Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.50% LIBOR Floor)(14)	9/26/2019	10,930,000	10,930,000	10,930,000	3.4%
				10,930,000	10,930,000	10,930,000

Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)	2/7/2023	9,950,349	9,950,349	9,950,349	3.1%
				9,950,349	9,950,349	9,950,349

Global Accessories Group, LLC(12)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	151,339	0.0%
				—	151,337	151,339

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)(8)	10/15/2019	20,000,000	20,000,000	19,268,000	6.0%
				20,000,000	20,000,000	19,268,000

The Imagine Group, LLC(24)	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(13)	6/21/2023	3,000,000	2,962,275	2,750,100	0.9%
				3,000,000	2,962,275	2,750,100

Impact Group, LLC(7)(25)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	6/27/2023	3,457,319	3,457,319	3,457,319	1.1%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(19)	6/27/2023	1,427,914	1,427,914	1,427,914	0.5%
				4,885,233	4,885,233	4,885,233

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2022	14,062,500	14,062,500	13,048,594	4.1%
				14,062,500	14,062,500	13,048,594

Jackson Hewitt Tax Service Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash)	5/31/2023	7,000,000	7,000,000	7,000,000	2.2%
				7,000,000	7,000,000	7,000,000

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	2/15/2022	19,529,449	19,529,449	19,765,755	6.2%
				19,529,449	19,529,449	19,765,755

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 1.01% of Outstanding Equity(20)	2/19/2024	—	955,680	50,000	0.0%
				—	955,680	50,000

Manna Pro Products, LLC(7)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)	12/8/2023	5,453,570	5,453,570	5,434,482	1.7%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(19)	12/8/2023	670,363	670,363	666,517	0.2%
				6,123,933	6,123,933	6,100,999

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Midcoast Energy, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(14)	8/1/2025	3,000,000	2,970,391	3,003,900	0.9%
				3,000,000	2,970,391	3,003,900

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 11.50% PIK, 0.75% LIBOR Floor)(10)(14)	12/31/2018	21,925,733	19,746,873	8,814,145	2.7%
				21,925,733	19,746,873	8,814,145

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	8,151,557	7,813,946	7,654,312	2.4%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	2,808,500	2,808,500	2,637,182	0.8%
		Warrants - 1.56% of Outstanding Equity	1/9/2027	—	499,751	—	0.0%
				10,960,057	11,122,197	10,291,494

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(16)	7/8/2020	2,103,712	2,103,712	1,051,856	0.3%
		Equity - 479,283 Common Units		—	129,406	—	0.0%
		Warrants - 2.8% of Outstanding Equity	7/8/2020	—	52,757	—	0.0%
				2,103,712	2,285,875	1,051,856

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt(26)	7/31/2020	761,905	761,905	761,905	0.2%
		Unsecured Debt(26)	7/31/2021	761,905	761,905	761,905	0.2%
				1,523,810	1,523,810	1,523,810

Redwood Services Group, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	6/6/2023	6,022,406	6,022,406	6,022,406	1.9%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)	6/6/2023	1,373,485	1,373,485	1,373,485	0.4%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	6/6/2023	—	—	—	0.0%
				7,395,891	7,395,891	7,395,891

RMS Holding Company, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	15,269,745	15,269,745	15,269,745	4.8%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	11/16/2022	1,073,204	1,073,204	1,066,744	0.3%
				16,342,949	16,342,949	16,336,489

SavATree, LLC(7)	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)	6/2/2022	1,858,855	1,858,855	1,858,855	0.6%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)(19)	6/2/2022	43,225	43,225	43,225	0.0%
				1,902,080	1,902,080	1,902,080

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (8.00% Cash)	8/31/2019	850,000	850,000	850,000	0.3%
				850,000	850,000	850,000

Seotowncenter, Inc.	Services: Business	Equity - 3,249.697 Common Units		—	500,000	532,885	0.2%
				—	500,000	532,885

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

SFP Holding, Inc.(7)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	9/1/2022	9,739,371	9,739,371	9,739,371	3.0%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(17)	9/1/2022	1,005,364	1,005,364	1,005,364	0.3%
		Equity - 1.42% Company Interest		—	736,905	736,905	0.2%
				10,744,735	11,481,640	11,481,640

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(10)(14)	7/31/2020	7,330,098	7,136,156	3,512,583	1.1%
				7,330,098	7,136,156	3,512,583

SMART Financial Operations, LLC(7)	Retail	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	11/22/2021	2,775,000	2,775,000	2,775,833	0.9%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	11/22/2021	2,325,000	2,325,000	2,326,418	0.7%
		Equity - 700,000 Class A Preferred Units		—	700,000	700,000	0.2%
				5,100,000	5,800,000	5,802,251

SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)	2/17/2022	7,387,500	7,387,500	7,461,375	2.3%
				7,387,500	7,387,500	7,461,375

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		—	263,814	274,367	0.1%
				—	263,814	274,367

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2025	4,000,000	3,945,676	4,000,000	1.2%
				4,000,000	3,945,676	4,000,000

Trans-Fast Remittance LLC(7)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)(17)	12/2/2021	3,567,857	3,567,857	3,571,557	1.1%
		Revolving Credit Facility (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)(17)	12/2/2021	1,875,000	1,875,000	1,875,000	0.6%
				5,442,857	5,442,857	5,446,557

Vail Holdco Corp	Wholesale	Equity - 10,702 Shares of Series A Preferred Stock (12.50% PIK)(8)		10,702,000	10,276,214	10,234,323	3.2%
		Equity - 7,700 Shares of Junior Convertible Preferred Stock		7,700,000	7,700,000	7,700,000	2.4%
		Warrants - 0.4875% of Outstanding Equity		—	425,787	580,416	0.2%
				18,402,000	18,402,001	18,514,739

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor)(14)	4/28/2023	808,000	734,073	734,553	0.2%
		Equity - 5,441 Class A Units		—	302,464	302,464	0.1%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	—	361,667	361,667	0.1%
				808,000	1,398,204	1,398,684

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	9/26/2024	13,807,500	13,807,500	13,807,500	4.3%
		Equity - 1,500 Common Units		—	1,500,000	1,500,000	0.5%
				13,807,500	15,307,500	15,307,500

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(9)		—	518,283	698,024	0.2%
				—	518,283	698,024

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(14)	2/12/2024	4,225,918	4,225,918	4,225,918	1.3%
				4,225,918	4,225,918	4,225,918

Subtotal Non-Controlled/Non-Affiliated Investments				$438,395,898	$428,717,777	$393,149,374

Affiliated Investments:

1888 Industrial Services, LLC(7)(23)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)	9/30/2021	$8,984,232	$8,984,232	$8,984,232	2.8%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(14)	9/30/2021	21,762,155	19,326,112	19,725,217	6.1%
		Revolving Credit Facility (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)(17)	9/30/2021	3,593,693	3,593,693	3,593,693	1.1%
		Equity - 21,562.16 Class A Units		—	—	—	0.0%
				34,340,080	31,904,037	32,303,142

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00% PIK)(10)	7/22/2020	9,072,532	8,446,385	5,876,279	1.8%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		899,200	899,200	(172,800)	(0.1)%
		Equity - 16 Common Units		—	—	—	0.0%
				12,371,732	11,745,585	5,703,479

Brantley Transportation LLC(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	12,829,552	9,000,000	2,882,800	0.9%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(13)	8/2/2017	503,105	503,105	503,105	0.2%
		Equity - 7.5 Common Units		—	—	—	0.0%
				13,332,657	9,503,105	3,385,905

Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 6.15% Membership Interest		2,500,000	2,500,000	2,500,000	0.8%
				2,500,000	2,500,000	2,500,000

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		31,468,755	31,468,755	31,468,755	9.8%
		Preferred Equity - A-1 Preferred (3.00% PIK)		4,072,311	4,072,311	4,072,311	1.3%
		Equity - 57,300 Class B Units		—	57,300	9,825,804	3.1%
				35,541,066	35,598,366	45,366,870

JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred (6.00% PIK)		1,166,292	1,166,292	1,166,292	0.4%
		Equity - 129,588 Class B Units		—	129,588	215,116	0.1%
				1,166,292	1,295,880	1,381,408

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	6/17/2021	6,670,000	6,670,000	6,670,000	2.1%
		Equity - 33,300 Preferred Units		—	3,330,000	3,330,000	1.0%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$105,921,827	$102,546,973	$100,640,804

Controlled Investments:(5)

Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	$30,252,541	$20,846,571	$12,657,663	3.9%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	13,604,437	9,686,866	5,692,096	1.8%
		Senior Secured First Lien Incremental Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(14)	9/25/2020	2,242,721	2,242,721	2,242,721	0.7%
		Equity - 4,664.6 Class B Units and 9,424.4 Class C Units		—	12	—	0.0%
		Equity - 2,932.3 Common Units		—	400,003	—	0.0%
				46,099,699	33,176,173	20,592,480

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	78,575,000	78,370,891	24.4%
				—	78,575,000	78,370,891

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(13)	11/9/2020	4,005,990	4,005,990	4,005,990	1.2%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	11,837,367	11,837,367	11,837,367	3.7%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	7,479,397	7,479,397	7,479,397	2.3%
		Equity - 787.4 Class A Units		—	9,550,922	—	0.0%
				23,322,754	32,873,676	23,322,754

OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 13.00% PIK)(10)(16)	5/5/2019	29,590,984	22,880,599	—	0.0%
		Senior Secured First Lien Term Loan (8.00% PIK)(10)	5/5/2019	4,392,738	4,337,049	1,374,048	0.4%
		Unsecured Debt (8.00% PIK)(10)	7/24/2025	28,912,172	22,727,575	—	0.0%
		Equity - 5,055.56 Common Units		—	872,698	—	0.0%
				62,895,894	50,817,921	1,374,048

TPG Plastics LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (Prime + 0.00% Cash)(15)	12/31/2019	401,346	401,346	401,346	0.1%
		Unsecured Debt (10.00% Cash)(21)		360,000	360,000	360,000	0.1%
		Unsecured Debt (1.00% Cash)(22)		646,996	646,996	646,996	0.2%
		Equity - 35 Class B Units		—	2,670,154	2,670,154	0.8%
				1,408,342	4,078,496	4,078,496

URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.00% PIK, 2.00% LIBOR Floor)(14)	5/2/2022	15,112,754	15,112,754	15,112,754	4.7%
		Preferred Equity (12.00% PIK)		5,850,794	5,850,794	5,850,795	1.8%
		Equity - 397,466 Common Units		—	12,936,879	12,937,518	4.0%
				20,963,548	33,900,427	33,901,067

Subtotal Controlled Investments				$154,690,237	$233,421,693	$161,639,736

Total Investments, September 30, 2018				$699,007,962	$764,686,443	$655,429,914	204.1%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest and is net of repayments.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for federal income tax purposes totaled $17,795,949, $120,259,250, and $102,463,301, respectively. The tax cost basis of investments is $757,893,215 as of September 30, 2018.

(4)	Percentage is based on net assets of $321,178,727 as of September 30, 2018.

(5)	Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(7)	The investment has an unfunded commitment as of September 30, 2018 (see Note 8), and includes an analysis of the value of any unfunded commitments.

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

(23)	Investment changed its name from AAR Intermediate Holdings, LLC during FY 2018.

(24)	Investment changed its name from Imagine! Print Solutions, LLC during FY 2018.

(25)	Investment changed its name from Impact Sales, LLC during FY 2018.

(26)	Security is non-income producing.

See accompanying notes to consolidated financial statements.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements
December 31, 2018
(unaudited)

Note 1. Organization

Medley Capital Corporation (the “Company,” “we” and “us”) is a non-diversified closed end management investment company incorporated in Delaware that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected, and intends to qualify annually, to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are externally managed and advised by MCC Advisors LLC (“MCC Advisors”), which is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), pursuant to an investment management agreement. MCC Advisors is a wholly owned subsidiary of Medley LLC, which is controlled by Medley Management Inc. (NYSE: MDLY), a publicly traded asset management firm (“MDLY”), which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. We use the term “Medley” to refer collectively to the activities and operations of Medley Capital LLC, Medley LLC, MDLY, Medley Group LLC, MCC Advisors, associated investment funds and their respective affiliates.

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

Agreements and Plans of Mergers

On August 9, 2018, the Company entered into a definitive agreement to merge with Sierra Income Corporation (“Sierra”). Pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between the Company and Sierra (the “MCC Merger Agreement”), the Company will, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving entity (the “Combined Company”) in the merger (the “MCC Merger”). Under the MCC Merger, each share of our common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of our common stock held by the Company, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive 0.8050 shares of the Sierra’s common stock. Simultaneously, pursuant to the Agreement and Plan of Merger (the “MDLY Merger Agreement”), dated as of August 9, 2018, by and among MDLY, Sierra, and Sierra Management, Inc., a newly formed Delaware corporation and a wholly owned subsidiary of Sierra (“Merger Sub”), MDLY will, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the Merger (the “MDLY Merger” together with the MCC Merger, the “Mergers”), and MDLY’s existing asset management business will continue to operate as a wholly owned subsidiary of the Combined Company. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive (i) 0.3836 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders will have the right to receive certain dividends and/or other payments. If the Mergers are successfully consummated, Sierra’s common stock will be listed on the NYSE under the symbol “SRA” and the TASE, with such listings expected to be effective as of the closing date of the Mergers. Upon completion of the Mergers, the investment portfolios of the Company and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors, its wholly controlled adviser subsidiary.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 946 (“ASC 946”). The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the consolidated accounts of the Company and its wholly-owned subsidiary SBIC LP and its wholly-owned Taxable Subsidiaries. All references made to the “Company,” “we,” and “us” herein include Medley Capital Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying unaudited consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments and reclassifications, which are of a normal recurring nature, that are necessary for the fair presentation of financial results as of and for the periods presented. Therefore, this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the full year ending September 30, 2019. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, effective on October 1, 2018 using the modified retrospective method. Substantially all revenue streams are excluded from the scope of the new standard and the adoption of the standard had no material impact on the Company’s consolidated financial statements.

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. Dividend income, which represents dividends from equity investments and distributions from Taxable Subsidiaries, is recorded on the ex-dividend date and when the distribution is received, respectively.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three months ended December 31, 2018 and 2017, the Company earned approximately $2.6 million and $3.2 million in PIK interest, respectively.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. Fee income for the three months ended December 31, 2018 and 2017 was approximately $0.5 million and $1.8 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. There were no realized gains or losses related to non-cash restructuring transactions during the three months ended December 31, 2018 and 2017. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2018, certain investments in eight portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $48.3 million, or 7.5% of the fair value of our portfolio. As of September 30, 2018, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $48.1 million, or 7.3% of the fair value of our portfolio.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. The Company is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements and disclosures.

In October 2018, the SEC adopted amendments (the “Amendments”) to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements, or changes in the information environment. In part, the Amendments require an investment company to present distributable earnings in total, rather than showing the three components of distributable earnings. The compliance date for the Amendments is for all filings on or after November 5, 2018. Management has adopted the Amendments and included the required disclosures in the Company’s consolidated financial statements herein. Prior periods have been reclassified to conform to the current year presentation.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There is no provision for federal excise tax for the calendar year ended 2018 accrued at December 31, 2018. For the calendar year ended December 31, 2017, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains, and subsequently paid $157,922 in federal excise taxes.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of December 31, 2018 and September 30, 2018, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the three months ended December 31, 2018, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments. For the three months ended December 31, 2017, the change in provision for deferred taxes on the unrealized depreciation on investments was $0.1 million.

On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. The Company's Taxable Subsidiaries provisional tax is now based on the new federal corporate tax rate of 21%. This estimate incorporates assumptions made based on the Taxable Subsidiaries' current interpretation of the Tax Act and may change, possibly materially, as the Company completes its analysis and receives additional clarification and implementation guidance.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at December 31, 2018. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of December 31, 2018 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$452,249	64.0%	$392,307	61.0%
Senior Secured Second Lien Term Loans	37,460	5.3	36,462	5.7
Senior Secured First Lien Notes	20,000	2.8	19,268	3.0
Unsecured Debt	3,313	0.5	3,313	0.5
MCC Senior Loan Strategy JV I LLC	78,575	11.1	75,919	11.8
Equity/Warrants	115,529	16.3	115,610	18.0
Total	$707,126	100.0%	$642,879	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants from certain portfolio companies for the objective of increasing total investment returns and are not held for hedging purposes. As of December 31, 2018 and September 30, 2018, the total fair value of warrants was $0.9 million and $1.0 million, respectively, and were included in investments at fair value on the Consolidated Statement of Assets and Liabilities. During the three months ended December 31, 2018 and 2017, the Company acquired additional warrants in one of its existing portfolio investments and one new warrant position, respectively.

Total unrealized depreciation related to warrants for the three months ended December 31, 2018 and 2017 was $0.1 million and $0.3 million, respectively, and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual portfolio investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2018 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$111,758	17.4%
Construction & Building	94,804	14.7
Multisector Holdings	75,919	11.8
High Tech Industries	63,290	9.8
Healthcare & Pharmaceuticals	45,099	7.0
Energy: Oil & Gas	37,273	5.8
Aerospace & Defense	36,563	5.7
Hotel, Gaming & Leisure	32,285	5.0
Containers, Packaging & Glass	28,783	4.5
Wholesale	20,438	3.2
Banking, Finance, Insurance & Real Estate	15,408	2.4
Consumer goods: Durable	15,308	2.4
Automotive	12,031	1.9
Capital Equipment	11,188	1.7
Services: Consumer	10,158	1.6
Metals & Mining	6,948	1.1
Consumer goods: Non-durable	6,104	1.0
Media: Broadcasting & Subscription	5,775	0.9
Chemicals, Plastics & Rubber	3,993	0.6
Environmental Industries	3,782	0.6
Media: Advertising, Printing & Publishing	2,644	0.4
Forest Products & Paper	2,628	0.4
Retail	700	0.1
Total	$642,879	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2018 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$95,021	14.5%
Construction & Building	92,850	14.2
Multisector Holdings	78,371	12.0
High Tech Industries	65,662	10.0
Healthcare & Pharmaceuticals	46,020	7.0
Energy: Oil & Gas	45,584	7.0
Aerospace & Defense	36,714	5.6
Hotel, Gaming & Leisure	32,487	5.0
Containers, Packaging & Glass	24,219	3.7
Banking, Finance, Insurance & Real Estate	22,587	3.4
Wholesale	18,515	2.8
Services: Consumer	16,940	2.6
Consumer goods: Durable	15,307	2.3
Automotive	13,027	2.0
Capital Equipment	12,944	2.0
Metals & Mining	8,814	1.3
Consumer goods: Non-durable	6,252	0.9
Retail	5,802	0.9
Media: Broadcasting & Subscription	5,703	0.9
Chemicals, Plastics & Rubber	4,078	0.6
Environmental Industries	3,283	0.5
Media: Advertising, Printing & Publishing	2,750	0.4
Forest Products & Paper	2,500	0.4
Total	$655,430	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at December 31, 2018 (dollars in thousands):

	Fair Value	Percentage
West	$166,169	25.9%
Northeast	162,114	25.2
Midwest	116,182	18.1
Mid-Atlantic	68,434	10.6
Southeast	65,466	10.2
Southwest	64,514	10.0
Total	$642,879	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2018 (dollars in thousands):

	Fair Value	Percentage
Northeast	$167,803	25.6%
West	155,519	23.7
Midwest	118,291	18.1
Southeast	76,676	11.7
Mid-Atlantic	71,962	11.0
Southwest	65,179	9.9
Total	$655,430	100.0%

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the three months ended December 31, 2018 and 2017 were as follows:

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2018	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2018	Income Earned

Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$8,984,232	$—	$—	$—	$—	$8,984,232	$169,687
	Senior Secured First Lien Term Loan B	19,725,217	734,779	—	(3,301,073)	—	17,158,923	759,184
	Revolving Credit Facility	3,593,693	(898,423)	—	—	—	2,695,270	56,753
	Equity	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	5,876,279	—	—	3	—	5,876,282	—
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	—	—	—	—	—	—
	Preferred Equity Series AAA	(172,800)	72,000	—	—	—	(100,800)	—
	Equity	—	—	—	—	—	—	—
Brantley Transportation LLC	Senior Secured First Lien Term Loan	2,882,800	—	—	109	—	2,882,909	—
	Senior Secured First Lien Delayed Draw Term Loan	503,105	—	—	—	—	503,105	9,380
	Equity	—	—	—	—	—	—	—
Caddo Investors Holdings 1 LLC	Equity	2,500,000	20,842	—	107,388	—	2,628,230	(61,927)
JFL-NGS Partners, LLC	Preferred Equity A-2	31,468,755	—	—	—	—	31,468,755	237,956

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2018	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2018	Income Earned

	Preferred Equity A-1	4,072,311	—	—	—	—	4,072,311	30,793
	Equity	9,825,804	—	—	1,131,102	—	10,956,906	—
JFL-WCS Partners, LLC	Preferred Equity Class A	1,166,292	—	—	—	—	1,166,292	17,638
	Equity	215,116	—	—	470,404	—	685,520	—
Path Medical, LLC	Senior Secured First Lien Term Loan	—	568,593	7,821,824	(144,729)	—	8,245,688	244,223
	Senior Secured First Lien Term Loan A	—	190,477	2,808,500	(158,046)	—	2,840,931	78,721
	Senior Secured First Lien Term Loan C	—	688,926	—	—	—	688,926	14,383
	Equity	—	—	499,751	(499,751)	—	—	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	166,750
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$100,640,804	$1,377,194	$11,130,075	$(2,394,593)	$—	$110,753,480	$1,723,541

Controlled Investments
Capstone Nutrition	Senior Secured First Lien Term Loan	$12,657,663	$—	$—	$41,238	$—	$12,698,901	$—
	Senior Secured First Lien Delayed Draw Term Loan	5,692,096	—	—	18,545	—	5,710,641	—
	Senior Secured First Lien Incremental Delayed Draw	2,242,721	84,625	—	—	—	2,327,346	87,832
	Equity - Class B and C Units	—	—	—	—	—	—	—
	Equity - Common Units	—	—	—	—	—	—	—
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	78,370,891	—	—	(2,451,618)	—	75,919,273	2,100,000
NVTN LLC	Senior Secured First Lien Term Loan	4,005,990	—	—	—	—	4,005,990	64,489
	Senior Secured First Lien Term Loan B	11,837,367	467,729	—	—	—	12,305,096	356,304
	Senior Secured First Lien Term Loan C	7,479,397	90,657	—	(460,729)	—	7,109,325	—
	Equity	—	—	—	—	—	—	—
OmniVere, LLC	Senior Secured First Lien Term Loan	—	—	—	22,880,599	(22,880,599)	—	(2,822)
	Senior Secured First Lien Term Loan	1,374,048	661,225	—	2,963,001	(4,998,274)	—	—
	Unsecured Debt	—	—	—	22,727,575	(22,727,575)	—	(2,205)
	Equity	—	—	—	872,698	(872,698)	—	—
TPG Plastics LLC	Senior Secured Second Lien Term Loan	401,346	(18,261)	—	—	—	383,085	5,179
	Unsecured Debt	360,000	(8,280)	—	—	(59,410)	292,310	6,533
	Unsecured Debt	646,996	—	—	—	—	646,996	1,631
	Equity	2,670,154	—	—	—	—	2,670,154	—

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2018	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2018	Income Earned

URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	15,112,754	1,146,639	—	—	—	16,259,393	412,026
	Preferred Equity	5,850,795	702,095	—	—	—	6,552,890	177,197
	Equity	12,937,518	—	—	—	—	12,937,518	—
Total Controlled Investments		$161,639,736	$3,126,429	$—	$46,591,309	$(51,538,556)	$159,818,918	$3,206,164

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2017	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2017	Income Earned

Affiliated Investments
1888 Industrial Services, LLC(4)	Senior Secured First Lien Term Loan A	$8,984,232	$—	$—	$—	$—	$8,984,232	$145,390
	Senior Secured First Lien Term Loan B	19,746,290	623,111	—	(143,791)	—	20,225,610	626,037
	Revolving Credit Facility	—	539,054	—	—	—	539,054	4,333
	Equity	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	8,340,525	105,859	—	—	—	8,446,384	212,657
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	—	—	—	—	—	—
	Preferred Equity Series AAA	43,200	169,600	—	(64,000)	—	148,800	—
	Equity	—	—	—	—	—	—	—
Brantley Transportation LLC	Senior Secured First Lien Term Loan	7,719,520	—	—	236,534	—	7,956,054	—
	Senior Secured First Lien Delayed Draw Term Loan	668,105	—	—	—	—	668,105	10,716
	Equity	—	—	—	—	—	—	—
JFL-NGS Partners, LLC	Preferred Equity A-2	30,552,190	—	—	—	—	30,552,190	231,025
	Preferred Equity A-1	3,953,700	—	—	—	—	3,953,700	29,896
	Equity	63,603	—	—	4,254,525	—	4,318,128	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	166,750
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$90,071,365	$1,437,624	$—	$4,283,268	$—	$95,792,257	$1,426,804

Controlled Investments
Capstone Nutrition	Senior Secured First Lien Term Loan	18,002,715	—	—	(1,946,314)	—	16,056,401	—
	Senior Secured First Lien Delayed Draw Term Loan	7,789,760	—	—	(842,169)	—	6,947,591	—
	Equity - Class B and C Units	—	—	—	—	—	—	—
	Equity - Common Units	—	—	—	—	—	—	—
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	56,137,946	10,675,000	—	592,657	—	67,405,603	1,443,750

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2017	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2017	Income Earned

NVTN LLC	Senior Secured First Lien Term Loan	3,505,990	—	—	—	—	3,505,990	47,284
	Senior Secured First Lien Term Loan B	10,604,502	283,651	—	—	—	10,888,153	290,458
	Senior Secured First Lien Term Loan C	6,518,046	220,564	—	—	—	6,738,610	226,221
	Equity	9,550,922	—	—	—	—	9,550,922	—
OmniVere LLC	Senior Secured First Lien Term Loan	24,500,205	—	—	(6,808,667)	—	17,691,538	—
	Senior Secured First Lien Term Loan	1,409,669	620,032	—	—	—	2,029,701	35,366
	Unsecured Debt	—	—	—	—	—	—	—
	Equity	—	—	—	—	—	—	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	14,966,563	—	—	—	—	14,966,563	382,479
	Preferred Equity	5,500,000	350,795	—	—	—	5,850,795	166,472
	Equity	12,937,518	—	—	—	—	12,937,518	—
Total Controlled Investments		$171,423,836	$12,150,042	$—	$(9,004,493)	$—	$174,569,385	$2,592,030

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

(2)	Amount of income earned represents distributions from MCC JV to the Company and is a component of dividend income, net of provisional taxes in the Consolidated Statements of Operations.

(3)	The par amount and additional detail are shown in the consolidated schedule of investments.

(4)	Investment changed its name from AAR Intermediate Holdings, LLC during fiscal year ended 2018.

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the three months ended December 31, 2018 and 2017. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the three months ended December 31, 2018 and 2017.

Loan Participation Sales

The Company may sell portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. As of December 31, 2018, there were four participation agreements outstanding with an aggregate fair value of $21.7 million. As of September 30, 2018, there were four participation agreements outstanding with an aggregate fair value of $22.0 million. The transfer of the participated portion of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. In each case, the Company’s loan participation agreements satisfy the following conditions:

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

During the three months ended December 31, 2018 and 2017, the Company collected interest and principal payments on behalf of the participant in aggregate amounts of $1.0 million and $2.0 million, respectively. Under the terms of the participation agreements, the Company will collect and remit periodic payments to the participant equal to the participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

As of December 31, 2018, MCC JV had total capital commitments of $100.0 million, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $89.8 million was funded as of December 31, 2018 relating to these commitments, of which $78.6 million was from the Company. As of December 31, 2018, MCC JV’s board of managers had approved advances of capital of up to $0.3 million of the remaining capital commitments, of which $0.2 million is from the Company.

On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG (“CS”) with commitments of $100 million subject to leverage and borrowing base restrictions. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. The JV Facility bears interest at a rate of LIBOR (with no minimum) + 2.50% per annum. The JV Facility reinvestment period ends on March 30, 2019 and the stated maturity date is March 30, 2022. As of December 31, 2018 and September 30, 2018, there was approximately $179.3 million outstanding under the JV Facility, respectively.

At December 31, 2018 and September 30, 2018, MCC JV had total investments at fair value of $248.8 million and $251.9 million, respectively. As of December 31, 2018 and September 30, 2018, MCC JV’s portfolio was comprised of senior secured first lien term loans to 57 and 56 borrowers, respectively. As of December 31, 2018, MCC JV did not have any investments on non-accrual status. As of September 30, 2018, certain investments in one portfolio company held by MCC JV were on non-accrual status.

Below is a summary of MCC JV’s portfolio, excluding equity investments, followed by a listing of the individual investments in MCC JV’s portfolio as of December 31, 2018 and September 30, 2018:

	December 31, 2018	September 30, 2018
Senior secured loans(1)	$253,251,203	$256,547,053
Weighted average current interest rate on senior secured loans(2)	7.58%	7.39%
Number of borrowers in MCC JV	57	56
Largest loan to a single borrower(1)	$11,058,001	$11,115,786
Total of five largest loans to borrowers(1)	$46,921,803	$47,982,607

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at par.

MCC JV Loan Portfolio as of December 31, 2018
(unaudited)

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	$11,058,001	$11,058,001	$10,803,667	12.5%
				11,058,001	11,058,001	10,803,667

Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	11/22/2023	2,935,344	2,929,424	2,871,940	3.3%
				2,935,344	2,929,424	2,871,940

Avantor, Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	11/21/2024	5,694,739	5,640,341	5,505,104	6.4%
				5,694,739	5,640,341	5,505,104

BW NHHC HOLDCO INC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/15/2025	5,221,131	5,149,439	5,081,727	5.9%
				5,221,131	5,149,439	5,081,727

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,390,000	5,352,169	5,280,583	6.1%
				5,390,000	5,352,169	5,280,583

CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,419,377	3,385,759	3,281,576	3.8%
				3,419,377	3,385,759	3,281,576

CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	1,364,384	1,358,255	1,360,973	1.6%
				1,364,384	1,358,255	1,360,973

Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	10/4/2024	9,907,386	9,886,904	9,808,312	11.3%
				9,907,386	9,886,904	9,808,312

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	4,164,265	4,077,668	3,918,574	4.5%
				4,164,265	4,077,668	3,918,574

Deliver Buyer, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/1/2024	530,640	529,418	530,640	0.6%
				530,640	529,418	530,640

Elite Comfort Solutions, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	1/15/2021	5,431,849	5,431,849	5,431,849	6.3%
				5,431,849	5,431,849	5,431,849

Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	10/10/2025	1,975,000	1,903,787	1,903,505	2.2%
				1,975,000	1,903,787	1,903,505

GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/1/2025	2,182,031	2,161,444	2,138,391	2.5%
				2,182,031	2,161,444	2,138,391

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,931,298	2,924,061	2,636,702	3.0%
				2,931,298	2,924,061	2,636,702

Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/23/2024	4,937,688	4,921,804	4,886,336	5.6%
				4,937,688	4,921,804	4,886,336

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/20/2023	7,227,035	7,227,035	7,227,035	8.3%
				7,227,035	7,227,035	7,227,035

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/30/2022	1,828,125	1,811,505	1,685,348	1.9%
				1,828,125	1,811,505	1,685,348

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	4/26/2025	4,097,059	4,084,793	3,976,605	4.6%
				4,097,059	4,084,793	3,976,605

The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	7,860,000	7,804,967	7,327,092	8.4%
				7,860,000	7,804,967	7,327,092

Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,912,500	4,877,424	4,843,725	5.6%
				4,912,500	4,877,424	4,843,725

Intermedia Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2025	3,000,000	2,971,669	2,994,000	3.5%
				3,000,000	2,971,669	2,994,000

Isagenix International, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/16/2025	2,900,625	2,885,606	2,864,077	3.3%
				2,900,625	2,885,606	2,864,077

Jackson Hewitt Tax Services Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	4/20/2023	5,962,500	5,962,500	5,962,500	6.9%
				5,962,500	5,962,500	5,962,500

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	6,209,863	6,120,389	6,149,006	7.1%
				6,209,863	6,120,389	6,149,006

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	4,967,509	4,891,840	4,868,159	5.6%
				4,967,509	4,891,840	4,868,159

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	5,272,436	5,251,526	5,289,835	6.1%
				5,272,436	5,251,526	5,289,835

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Loparex International B.V.	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	4/11/2025	6,633,334	6,603,510	6,600,167	7.6%
				6,633,334	6,603,510	6,600,167

Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	3,052,500	3,052,500	2,978,935	3.4%
		Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	376,167	376,167	367,101	0.4%
				3,428,667	3,428,667	3,346,036

Midcoast Energy, LLC	Energy: Oil & gas	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/1/2025	3,990,000	3,952,413	3,870,300	4.5%
				3,990,000	3,952,413	3,870,300

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	7/14/2022	2,980,126	2,975,137	2,965,226	3.4%
				2,980,126	2,975,137	2,965,226

NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/1/2025	3,000,000	2,985,529	2,985,000	3.4%
				3,000,000	2,985,529	2,985,000

Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	3/28/2025	4,218,125	4,199,231	4,098,330	4.7%
				4,218,125	4,199,231	4,098,330

Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	9/25/2025	388,341	388,341	384,458	0.4%
		Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	9/25/2025	309,778	309,778	306,680	0.4%
		Senior Secured First Lien Delayed Draw Term Loan (Prime + 3.50%)(1)	9/25/2025	3,869,612	3,832,267	3,830,916	4.4%
				4,567,731	4,530,386	4,522,054

Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	3,432,576	3,419,468	3,374,908	3.9%
				3,432,576	3,419,468	3,374,908

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/19/2022	6,395,472	6,380,856	6,336,634	7.3%
				6,395,472	6,380,856	6,336,634

Plaskolite PPC Intermediate II LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/13/2025	3,250,000	3,185,107	3,185,000	3.7%
				3,250,000	3,185,107	3,185,000

Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/3/2024	3,064,886	3,037,807	3,064,886	3.5%
				3,064,886	3,037,807	3,064,886

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	11/30/2021	4,875,423	4,875,423	4,774,502	5.5%
				4,875,423	4,875,423	4,774,502

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/3/2024	1,987,292	1,977,929	1,977,356	2.3%
				1,987,292	1,977,929	1,977,356

Recorded Books Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/29/2025	3,990,000	3,951,841	3,950,100	4.6%
				3,990,000	3,951,841	3,950,100

Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	5/25/2023	4,967,455	4,942,903	4,917,780	5.7%
				4,967,455	4,942,903	4,917,780

Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)(1)	2/3/2025	3,448,938	3,441,420	3,371,681	3.9%
				2,481,281	2,413,804	2,431,656	2.8%
				5,930,219	5,855,224	5,803,337

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	2/28/2022	2,701,786	2,667,323	2,717,186	3.1%
				2,701,786	2,667,323	2,717,186

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/30/2022	2,793,777	2,772,865	2,762,766	3.2%
				2,793,777	2,772,865	2,762,766

Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	9,900,000	9,858,087	9,764,370	11.3%
				9,900,000	9,858,087	9,764,370

Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	11/11/2024	5,198,833	5,184,567	5,133,328	5.9%
				5,198,833	5,184,567	5,133,328

SMB Shipping Logistics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	2/5/2024	302,631	299,838	301,118	0.3%
				2,184,710	2,164,542	2,173,787	2.5%
				2,487,341	2,464,380	2,474,905

Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/16/2024	3,945,137	3,917,156	3,891,878	4.5%
				3,945,137	3,917,156	3,891,878

Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/9/2023	3,965,012	3,931,610	3,752,488	4.3%
				3,965,012	3,931,610	3,752,488

The KEYW Corporation	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	5/8/2024	2,697,674	2,685,573	2,684,186	3.1%
				2,697,674	2,685,573	2,684,186

The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/28/2021	4,382,706	4,382,706	4,376,570	5.0%
				4,382,706	4,382,706	4,376,570

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	10/11/2024	5,723,120	5,710,430	5,652,726	6.5%
				5,723,120	5,710,430	5,652,726

Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	1/31/2025	2,456,438	2,445,735	2,456,438	2.8%
				2,456,438	2,445,735	2,456,438

United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	9/1/2024	3,850,000	3,834,040	3,826,900	4.4%
				3,850,000	3,834,040	3,826,900

Wheels Up Partners LLC	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 8.55%, 1.00% LIBOR Floor)(1)	10/15/2021	4,242,746	4,151,149	4,168,073	4.8%
				4,242,746	4,151,149	4,168,073

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	2/12/2024	8,196,417	8,196,417	8,196,417	9.4%
				8,196,417	8,196,417	8,196,417

Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,618,125	2,618,125	2,573,093	3.0%
				2,618,125	2,618,125	2,573,093

Total Investments, December 31, 2018				$253,251,203	$251,721,171	$248,830,201	286.8%

(1)	Represents the annual current interest rate as of December 31, 2018. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	Percentage is based on MCC JV's net assets of $89,764,883 as of December 31, 2018.

MCC JV Loan Portfolio as of September 30, 2018

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	$11,115,786	$11,115,786	$11,115,786	12.4%
				11,115,786	11,115,786	11,115,786

Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	11/22/2023	2,942,775	2,936,535	2,942,775	3.3%
				2,942,775	2,936,535	2,942,775

Avantor, Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	11/21/2024	5,528,200	5,455,199	5,583,482	6.2%
				5,528,200	5,455,199	5,583,482

BW NHHC HOLDCO INC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(1)	5/15/2025	6,284,250	6,184,580	6,170,505	6.9%
				6,284,250	6,184,580	6,170,505

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,403,750	5,363,877	5,402,669	6.0%
				5,403,750	5,363,877	5,402,669

CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,428,127	3,392,563	3,370,192	3.8%
				3,428,127	3,392,563	3,370,192

CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	2,867,813	2,854,412	2,853,473	3.2%
				2,867,813	2,854,412	2,853,473

Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.50%)(1)	10/4/2024	7,634,615	7,613,184	7,584,990	8.5%
		Delayed Draw Term Loan (LIBOR + 4.50%)(1)	10/4/2024	2,297,782	2,297,782	2,282,846	2.5%
				9,932,397	9,910,966	9,867,836

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan B (ABR + 5.50% PIK, 5.25% ABR Floor)(1)(3)	4/1/2019	242,807	213,451	41,301	0.0%
		Senior Secured First Lien Term Loan C (ABR + 8.50% PIK, 5.25% ABR Floor)(1)(3)	4/1/2019	1,826,953	717,016	—	0.0%
		Senior Secured First Lien Term Loan D (ABR + 7.00% PIK, 5.25% ABR Floor)(1)(3)	4/1/2019	1,038,290	—	—	0.0%
		Equity - 41 Common Units	4/1/2019	—	—	—	0.0%
				3,108,050	930,467	41,301

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	4,175,053	4,080,739	4,064,414	4.5%
				4,175,053	4,080,739	4,064,414

Deliver Buyer, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/1/2024	531,987	530,704	530,657	0.6%
				531,987	530,704	530,657

DigiCert, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	10/31/2024	1,488,750	1,482,238	1,488,750	1.7%
				1,488,750	1,482,238	1,488,750

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Elite Comfort Solutions, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	1/15/2021	5,507,602	5,507,602	5,507,602	6.1%
				5,507,602	5,507,602	5,507,602

GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/1/2025	3,750,000	3,713,265	3,712,500	4.1%
				3,750,000	3,713,265	3,712,500

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,938,931	2,930,787	2,656,794	3.0%
				2,938,931	2,930,787	2,656,794

Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/23/2024	4,950,125	4,933,531	4,950,125	5.5%
				4,950,125	4,933,531	4,950,125

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/20/2023	8,792,361	8,792,361	8,792,361	9.9%
				8,792,361	8,792,361	8,792,361

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/30/2022	1,820,455	1,802,712	1,694,479	1.9%
		Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/30/2022	12,358	12,238	11,503	0.0%
				1,832,813	1,814,950	1,705,982

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	4/26/2025	4,107,353	4,094,567	4,114,746	4.6%
				4,107,353	4,094,567	4,114,746

The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	7,880,000	7,820,824	7,437,932	8.3%
				7,880,000	7,820,824	7,437,932

Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,925,000	4,887,744	4,905,300	5.5%
				4,925,000	4,887,744	4,905,300

Intermedia Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2025	3,000,000	2,970,580	2,970,000	3.3%
				3,000,000	2,970,580	2,970,000

Isagenix International, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/16/2025	2,937,813	2,922,007	2,894,920	3.2%
				2,937,813	2,922,007	2,894,920

Jackson Hewitt Tax Services Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	5/31/2023	6,000,000	6,000,000	6,000,000	6.7%
				6,000,000	6,000,000	6,000,000

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	6,225,584	6,131,648	6,194,456	6.9%
				6,225,584	6,131,648	6,194,456

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	4,999,557	4,919,799	4,960,560	5.5%
				4,999,557	4,919,799	4,960,560

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	5,423,077	5,400,078	5,450,192	6.1%
				5,423,077	5,400,078	5,450,192

Loparex International B.V.	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	4/11/2025	6,650,000	6,615,014	6,716,500	7.5%
				6,650,000	6,615,014	6,716,500

Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	3,060,208	3,060,208	3,049,498	3.4%
		Delayed Draw Term Loan (LIBOR + 6.00%)(1)	12/8/2023	376,167	376,167	374,850	0.4%
				3,436,375	3,436,375	3,424,348

Midcoast Energy, LLC	Energy: Oil & gas	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/1/2025	4,000,000	3,960,877	4,005,200	4.5%
				4,000,000	3,960,877	4,005,200

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	7/14/2022	4,557,382	4,549,251	4,557,382	5.1%
				4,557,382	4,549,251	4,557,382

Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	3/28/2025	4,228,750	4,209,044	4,207,606	4.7%
				4,228,750	4,209,044	4,207,606

Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	3,441,288	3,427,525	3,441,288	3.8%
				3,441,288	3,427,525	3,441,288

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/19/2022	4,911,410	4,911,410	4,911,410	5.5%
				4,911,410	4,911,410	4,911,410

Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/3/2024	6,160,625	6,103,585	6,099,019	6.8%
				6,160,625	6,103,585	6,099,019

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	11/30/2021	4,875,423	4,875,423	4,807,655	5.4%
				4,875,423	4,875,423	4,807,655

PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/3/2024	1,992,273	1,982,463	1,982,311	2.2%
				1,992,273	1,982,463	1,982,311

Recorded Books Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.50%)(1)	8/29/2025	4,000,000	3,960,299	3,960,299	4.4%
				4,000,000	3,960,299	3,960,299

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	5/25/2023	5,205,684	5,173,271	5,212,452	5.8%
				5,205,684	5,173,271	5,212,452

Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)(1)	2/3/2025	3,457,625	3,449,777	3,457,625	3.9%
				3,457,625	3,449,777	3,457,625

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	2/28/2022	2,720,536	2,683,070	2,720,808	3.0%
				2,720,536	2,683,070	2,720,808

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/30/2022	3,904,564	3,873,416	3,904,564	4.4%
				3,904,564	3,873,416	3,904,564

Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	9,925,000	9,881,191	9,925,000	11.1%
				9,925,000	9,881,191	9,925,000

Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	11/11/2024	5,211,928	5,196,997	5,191,602	5.8%
				5,211,928	5,196,997	5,191,602

SMB Shipping Logistics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	2/5/2024	2,493,671	2,469,513	2,468,734	2.8%
				2,493,671	2,469,513	2,468,734

Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/16/2024	3,955,025	3,921,489	3,955,025	4.4%
				3,955,025	3,921,489	3,955,025

Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/9/2023	4,975,000	4,930,568	4,975,000	5.6%
				4,975,000	4,930,568	4,975,000

The KEYW Corporation	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	5/8/2024	3,337,209	3,321,534	3,305,172	3.7%
				3,337,209	3,321,534	3,305,172

The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/28/2021	4,923,664	4,923,664	4,923,664	5.5%
				4,923,664	4,923,664	4,923,664

ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	10/11/2024	4,987,500	4,974,219	5,001,964	5.6%
				4,987,500	4,974,219	5,001,964

Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	1/31/2025	2,462,625	2,451,451	2,462,625	2.7%
				2,462,625	2,451,451	2,462,625

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	9/1/2024	3,880,000	3,863,202	3,880,000	4.3%
				3,880,000	3,863,202	3,880,000

Vertex Aerospace Services Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 4.75%)(1)	6/29/2025	1,496,250	1,488,975	1,511,213	1.7%
				1,496,250	1,488,975	1,511,213

Wheels Up Partners LLC	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 8.55%, 1.00% LIBOR Floor)(1)	10/15/2021	4,437,529	4,333,078	4,380,729	4.9%
				4,437,529	4,333,078	4,380,729

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	2/12/2024	8,217,063	8,217,063	8,217,063	9.2%
				8,217,063	8,217,063	8,217,063

Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,625,500	2,625,500	2,622,349	2.9%
				2,625,500	2,625,500	2,622,349

Total Investments, September 30, 2018				$256,547,053	$252,887,053	$251,913,917	281.2%

(1)	Represents the annual current interest rate as of September 30, 2018. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	This investment was on non-accrual status as of September 30, 2018.

(4)	Percentage is based on MCC JV's net assets of $89,580,037 as of September 30, 2018.

Below is certain summarized financial Information for MCC JV as of December 31, 2018 and September 30, 2018, and for the three months ended December 31, 2018 and 2017:

	December 31, 2018	September 30, 2018
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: of $251,721,171 and $252,887,053, respectively)	$248,830,201	$251,913,920
Cash	15,994,362	14,035,722
Other assets	1,027,749	2,614,208
Total assets	$265,852,312	$268,563,850

Line of credit (net of debt issuance costs of $1,300,221 and $1,408,462, respectively)	$177,979,779	$177,871,538
Other liabilities	282,490	379,030
Interest payable	825,160	733,245
Total liabilities	179,087,429	178,983,813
Members' capital	86,764,883	89,580,037
Total liabilities and members' capital	$265,852,312	$268,563,850

	For the three months ended December 31
	2018	2017
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total revenues	$4,977,270	$3,862,003
Total expenses	(2,683,092)	(1,931,382)
Net unrealized appreciation/(depreciation)	(1,917,837)	(53,471)
Net realized gain/(loss)	(791,494)	432,965
Net income/(loss)	$(415,153)	$2,310,115

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

As of December 31, 2018, excluding MCC JV, the Company had no single Control Investment which would be deemed to be a significant subsidiary pursuant to Rule 10-01(b)(1) of Regulation S-X.

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of December 31, 2018 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$392,307	$392,307
Senior Secured Second Lien Term Loans	—	—	36,462	36,462
Senior Secured First Lien Notes	—	—	19,268	19,268
Unsecured Debt	—	—	3,313	3,313
Equity/Warrants	—	—	115,610	115,610
Total	$—	$—	$566,960	$566,960
MCC Senior Loan Strategy JV I LLC(1)				75,919
Total Investments, at fair value				$642,879

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended December 31, 2018 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2018	$395,015	$48,890	$19,268	$3,381	$110,455	$577,009
Purchases and other adjustments to cost	2,797	398	—	—	1,292	4,487
Originations	37,651	750	—	—	72	38,473
Sales	(25,924)	(10,841)	—	—	—	(36,765)
Settlements	(4,891)	(2,131)	—	(9)	(1)	(7,032)
Net realized gains/(losses) from investments	(33,185)	122	—	(22,787)	(873)	(56,723)
Net transfers in and/or out of Level 3	—	—	—	—	—	—
Net unrealized gains/(losses)	20,844	(726)	—	22,728	4,665	47,511
Balance as of December 31, 2018	$392,307	$36,462	$19,268	$3,313	$115,610	$566,960

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

Net change in unrealized loss included in earnings related to investments still held as of December 31, 2018 and 2017 was approximately $8.5 million and $39.2 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended December 31, 2018, none of our investments transferred in or out of Level 3. During the three months ended December 31, 2017, one of our senior secured first lien notes with a fair value of $7.0 million transferred from Level 2 to Level 3 because of the decrease in availability of the transaction data or the inputs to the valuation.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of December 31, 2018 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$148,290	Income Approach (DCF)	Market Yield	7.30% - 17.93% (10.99%)
Senior Secured First Lien Term Loans	110,757	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)/ Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate Expected Proceeds	0.75x - 1.35x (0.87x) 3.50x - 6.75x (6.44x) 10.00% - 18.00% (16.74%) $0.5M - $102.5M ($36.4M)
Senior Secured First Lien Term Loans	133,260	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Senior Secured First Lien Notes	19,268	Income Approach (DCF)	Market Yield	15.42%
Senior Secured Second Lien Term Loans	15,860	Income Approach (DCF)	Market Yield	11.88% - 15.24% (13.35%)
Senior Secured Second Lien Term Loans	4,343	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Senior Secured Second Lien Term Loans	16,259	Market Approach (Guideline Comparable)/Income Approach (DCF)	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate	0.60x - 0.80x (0.70x) 6.75x - 7.75x (7.25x) 15.50% - 17.50% (16.50%)
Unsecured Debt	3,313	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Equity	98,099	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)/Enterprise Value Analysis/Option Model	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate Expected Proceeds Volatility	0.70x - 1.35x (0.70x) 3.50x - 12.50x (8.50x) 10.00% - 21.50% (15.92%) $3.0M - $86.0M ($47.5M) 50.00% - 50.00% (50.00%)
Equity	10,713	Income Approach (DCF)	Market Yield	13.31%

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Equity	2,628	Net Asset Value (NAV)	Net Asset Value (NAV)	N/A
Equity	4,170	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Total	$566,960

The following table has been modified to conform to the current year presentation, and presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2018 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$175,233	Income Approach (DCF)	Market Yield	7.18% - 16.87% (10.80%)
Senior Secured First Lien Term Loans	113,178	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)/ Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate Expected Proceeds	0.75x - 1.35x (0.87x) 3.50x - 7.00x (5.93x) 10.00% - 18.00% (16.77%) $0.0M - $127.5M ($76.8M)
Senior Secured First Lien Term Loans	106,604	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Senior Secured First Lien Notes	19,268	Income Approach (DCF)	Market Yield	14.17%
Senior Secured Second Lien Term Loans	33,376	Income Approach (DCF)	Market Yield	8.99% - 14.17% (11.29%)
Senior Secured Second Lien Term Loans	15,113	Market Approach (Guideline Comparable)/Income Approach (DCF)	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate	0.60x - 0.80x (0.70x) 6.75x - 7.75x (7.25x) 15.50% - 17.50% (16.50%)
Senior Secured Second Lien Term Loans	401	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Unsecured Debt	—	Enterprise Value Analysis	Expected Proceeds	$0.0M - $0.0M ($0.0M)
Unsecured Debt	3,381	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Equity	6,678	Income Approach (DCF)	Market Yield	8.75%
Equity	97,107	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)/Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate Expected Proceeds	0.70x - 1.35x (0.69x) 4.50x - 13.00x (9.60x) 10.00% - 21.50% (14.79%) $0.0M - $5.7M ($0.0M)
Equity	6,670	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Total	$577,009

(1)	Represents inputs used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

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

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks over specified time frames. The Earnout and AMI were initially recorded an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration will be remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of December 31, 2018, there was no change in fair value of the contingent consideration.

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

The Company’s outstanding debt excluding debt issuance costs as of December 31, 2018 and September 30, 2018 was as follows (dollars in thousands):

	December 31, 2018				September 30, 2018
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
2021 Notes	$74,013	$74,013	$74,013	$73,175	$74,013	$74,013	$74,013	$74,960
2023 Notes	77,847	77,847	77,847	77,068	89,847	89,847	89,847	89,128
2024 Notes	120,156	120,156	120,156	79,243	121,276	121,276	121,276	112,993
SBA Debentures	135,000	135,000	135,000	135,000	135,000	135,000	135,000	135,000
Total	$407,016	$407,016	$407,016	$364,486	$420,136	$420,136	$420,136	$412,081

Credit Facilities

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

The following table shows the components of interest expense, commitment fees related to the Facilities, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities for the three months ended December 31, 2018 and 2017 (dollars in thousands):

	For the three months ended December 31
	2018	2017
Revolving Facility interest	$—	$410
Revolving Facility commitment fee	—	410
Term Facility interest	—	1,122
Amortization of debt issuance costs	—	252
Agency and other fees	—	18
Total	$—	$2,212
Weighted average stated interest rate	—%	4.3%
Weighted average outstanding balance	$—	$141,402

Unsecured Notes

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

2023 Notes

On March 18, 2013, the Company issued $60.0 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the "2023 Notes," and together with the 2021 Notes and the 2024 Notes, the “Unsecured Notes”). On March 26, 2013, the Company closed an additional $3.5 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes. As of March 30, 2016, the 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option. The 2023 Notes bear interest at a rate of 6.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2013. The 2023 Notes are listed on the NYSE and trade thereon under the trading symbol “MCV”.

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

On December 31, 2018, the Company redeemed $12.0 million in aggregate principal amount of the 2023 Notes. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.2 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

2024 Notes

On January 26, 2018, the Company priced a debt offering in Israel of $121.3 million Series A Notes (the “2024 Notes”). The 2024 Notes will mature on February 27, 2024 and the principal will be payable in four annual installments, of which 25% will be payable on each February 27 for the years 2021 through 2024. The 2024 Notes are listed on the Tel Aviv Stock Exchange (“TASE”) and denominated in New Israeli Shekels, but linked to the US Dollar at a fixed exchange rate which mitigates any currency exposure to the Company. The 2024 Notes have not been and will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements. In connection with this offering, we have dual listed our common stock on TASE. As of March 27, 2018, the 2024 Notes may be redeemed in whole or in part at anytime or from time to time at the Company's option. The 2024 Notes bear interest at a rate of 5.55% per year, payable semi-annually on February 27 and August 27 of each year, beginning August 27, 2018.

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

During the three months ended December 31, 2018, the Company exchanged $1.0 million United States Dollars to New Israeli Shekels at a rate of 3.73 USD/NIS in order to repurchase the 2024 Notes on the TASE. As the 2024 Notes were trading below par at the time of the repurchase, and the USD/NIS (foreign currency) spot rate was higher than the fixed exchange rate agreed upon in the Deed of Trust, the Company was able to repurchase and retire 3,812,000 units, which resulted in $1,119,201 aggregate principal amount of the 2024 Notes being retired. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized gain of $0.1 million and was recorded on the Consolidated Statements of Operations as a gain on extinguishment of debt which was netted against the $0.2 million loss on extinguishment of debt we realized from the 2023 Notes mentioned above.

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Unsecured Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of December 31, 2018 and September 30, 2018, the Unsecured Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Unsecured Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Unsecured Notes. As of December 31, 2018 and September 30, 2018, debt issuance costs related to the Unsecured Notes were as follows (dollars in thousands):

	December 31, 2018				September 30, 2018
	2021 Notes	2023 Notes	2024 Notes	Total	2021 Notes	2023 Notes	2024 Notes	Total
Total Debt Issuance Costs	$3,226	$3,102	$6,287	$12,615	$3,226	$3,102	$6,287	$12,615
Amortized Debt Issuance Costs	1,915	1,919	1,351	5,185	1,756	1,656	965	4,377
Unamortized Debt Issuance Costs	$1,311	$1,183	$4,936	$7,430	$1,470	$1,446	$5,322	$8,238

For the three months ended December 31, 2018 and 2017, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Unsecured Notes were as follows (dollars in thousands):

	For the three months ended December 31
	2018	2017
2021 Unsecured Notes interest	$1,203	$1,203
2023 Unsecured Notes interest	1,378	1,575
2023 Unsecured Notes premium	(1)	(1)
2024 Unsecured Notes interest	1,521	N/A
Amortization of debt issuance costs	579	251
Total	$4,680	$3,028
Weighted average stated interest rate	5.7%	6.2%
Weighted average outstanding balance	$284,920	$176,860

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

As of December 31, 2018 and September 30, 2018, SBIC LP had $75.0 million in regulatory capital and had $135.0 million SBA Debentures outstanding that mature between March 2024 and September 2025.

Our fixed-rate SBA Debentures as of December 31, 2018 and September 30, 2018 were as follows (dollars in thousands):

	December 31, 2018		September 30, 2018
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate
March 2014	$29,000	3.951%	$29,000	3.951%
September 2014	50,000	3.370	50,000	3.370
September 2014	6,000	3.775	6,000	3.775
September 2015	50,000	3.571	50,000	3.571
Weighted Average Rate/Total	$135,000	3.587%	$135,000	3.587%

As of December 31, 2018, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2018 and September 30, 2018, the SBA Debentures would be deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the SBA Debentures are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the SBA Debentures. As of December 31, 2018 and September 30, 2018, debt issuance costs related to the SBA Debentures were as follows (dollars in thousands):

	December 31, 2018	September 30, 2018
Total Debt Issuance Costs	$5,138	$5,138
Amortized Debt Issuance Costs	3,151	3,042
Unamortized Debt Issuance Costs	$1,987	$2,096

For the three months ended December 31, 2018 and 2017, the components of interest, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the three months ended December 31
	2018	2017
SBA Debentures interest	$1,221	$1,376
Amortization of debt issuance costs	108	143
Total	$1,329	$1,519
Weighted average stated interest rate	3.6%	3.6%
Weighted average outstanding balance	$135,000	$150,000

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

For the three months ended December 31, 2018 and 2017, the Company incurred base management fees to MCC Advisors of $3.2 million and $4.1 million, respectively. The Company did not waive management fees under the Fee Waiver Agreement during the three months ended December 31, 2018 and 2017.

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

For the three months ended December 31, 2018 and 2017, the Company did not incur any incentive fees on net investment income because pre-incentive fee net investment income did not exceed the hurdle amount under the formula that exists under the investment management agreement.

As of December 31, 2018 and September 30, 2018, $3.2 million and $3.3 million, respectively, were included in “management and incentive fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to the administration agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three months ended December 31, 2018 and 2017, we incurred $1.0 million and $0.9 million in administrator expenses, respectively.

As of December 31, 2018 and September 30, 2018, $1.0 million and $0.8 million, respectively, were included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

Note 8. Commitments

Guarantees

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of December 31, 2018 and September 30, 2018, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

Unfunded commitments

As of December 31, 2018 and September 30, 2018, we had commitments under loan and financing agreements to fund up to $19.8 million to 16 portfolio companies and $36.1 million to 17 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2018 and September 30, 2018 is shown in the table below (dollars in thousands):

	December 31, 2018	September 30, 2018
Dynamic Energy Services International LLC - Revolver	$3,331	$—
Accupac, Inc. - Delayed Draw Term Loan	2,612	2,612
DataOnline Corp. - Revolver	1,890	1,890
Barry's Bootcamp Holdings, LLC - Revolver	1,760	2,200
1888 Industrial Services, LLC - Revolver	1,617	719
Barry's Bootcamp Holdings, LLC - Delayed Draw Term Loan	1,271	1,271
SFP Holding, Inc. - Delayed Draw Term Loan	1,257	2,765
Trans-Fast Remittance LLC - Delayed Draw Term Loan	1,057	1,057
Redwood Services Group, LLC - Revolver	1,050	1,750
Alpine SG, LLC - Revolver	1,000	1,000
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Black Angus Steakhouses, LLC - Revolver	848	625
Manna Pro Products, LLC - Delayed Draw Term Loan	429	429
Path Medical, LLC - Delayed Draw Term Loan C	295	—
RMS Holding Company, LLC - Revolver	225	2,327
Central States Dermatology Services, LLC - Delayed Draw Term Loan	137	137
Access Media Holdings, LLC - Series AAA Preferred Equity	101	173
SavATree, LLC - Delayed Draw Term Loan	73	123
Impact Group, LLC - Delayed Draw Term Loan	—	8,567
Redwood Services Group, LLC - Delayed Draw Term Loan	—	4,839
SMART Financial Operations, LLC - Delayed Draw Term Loan	—	2,400
Brook & Whittle Holding Corp. - Delayed Draw Term Loan	—	310
Total	$19,846	$36,087

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

Note 9. Fee Income

Fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, and other miscellaneous fees. The following tables summarize the Company’s fee income for the three months ended December 31, 2018 and 2017 (dollars in thousands):

	For the three months ended December 31
	2018	2017
Origination fee	$199	$1,456
Amendment fee	114	179
Administrative agent fee	76	162
Prepayment fee	72	20
Other fees	—	32
Fee income	$461	$1,849

Note 10. Directors Fees

The Company's independent directors each receive an annual fee of $90,000. They also receive $3,000, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, and $2,500, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. The chairman of the audit committee receives an annual fee of $25,000 and the chairman of each other committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the audit committee receive an annual fee of $12,500, and other members of each other committee receive an annual fee of $6,000. No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act).

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

No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940 Act). For the three months ended December 31, 2018 and 2017, we accrued $0.3 million and $0.1 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of December 31, 2018.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three months ended December 31, 2018 and 2017 (dollars in thousands, except share and per share amounts):

	For the three months ended December 31
	2018	2017
Basic and diluted:
Net increase/(decrease) in net assets from operations	$(10,077)	$(31,944)
Weighted average common shares outstanding	54,474,211	54,474,211
Earnings per common share-basic and diluted	$(0.18)	$(0.59)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended December 31, 2018 and 2017:

	For the three months ended December 31
	2018	2017
Per share data(1):
Net asset value per share at beginning of period	$5.90	$8.45

Net investment income(2)	0.03	0.13
Net realized gains/(losses) on investments	(1.04)	—
Net unrealized appreciation/(depreciation) on investments	0.83	(0.72)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—
Loss on extinguishment of debt	—	—
Net increase/(decrease) in net assets	(0.18)	(0.59)

Distributions from net investment income	(0.10)	(0.16)
Distributions from tax return of capital	—	—
Distributions from net realized gains	—	—
Net asset value at end of period	$5.61	$7.71

Net assets at end of period	$305,653,884	$419,769,455
Shares outstanding at end of period	54,474,211	54,474,211

Per share market value at end of period	$2.66	$5.22
Total return based on market value(3)	(29.11)%	(9.97)%
Total return based on net asset value(4)	(1.91)%	(6.05)%
Portfolio turnover rate(5)	23.91%	22.70%

The following is a schedule of ratios and supplemental data for the three months ended December 31, 2018 and 2017:

	For the three months ended December 31
	2018	2017
Ratios:
Ratio of net investment income to average net assets after waivers(5)(6)	2.05%	6.25%
Ratio of total expenses to average net assets after waivers(5)(6)	14.53%	11.46%
Ratio of incentive fees to average net assets after waivers(6)	—%	—%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(5)(6)(11)	14.53%	11.46%
Percentage of non-recurring fee income(7)	2.71%	8.18%
Average debt outstanding(8)	$419,919,724	$468,261,799
Average debt outstanding per common share	$7.71	$8.60
Asset coverage ratio per unit(9)	2,124	2,288
Total Debt Outstanding(12):
Revolving Credit Facility	$—	$47,000,000
Term Loan Facility	$—	$102,000,000
2021 Notes	$74,012,825	$74,012,825
2023 Notes	$77,846,800	$102,846,800
2024 Notes	$120,156,489	$—
SBA Debentures	$135,000,000	$150,000,000

Average market value per unit:
Facilities(10)	N/A	N/A
SBA debentures(10)	N/A	N/A
2021 Notes	$25.07	$25.83
2023 Notes	$24.69	$25.21
2024 Notes	$259.16	N/A

(1)	Table may not foot due to rounding.

(2)
Net investment income excluding management and incentive fee waivers based on total weighted average common stock outstanding equals $0.03 and $0.13 per share for the three months ended December 31, 2018 and 2017, respectively.

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

(6)
For the three months ended December 31, 2018, excluding management and incentive fee waivers, the ratio of net investment income, total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets were 2.05%, 14.53%, 0.00%, and 14.53%, respectively. For the three months ended December 31, 2017, excluding management and incentive fee waivers, the ratio of net investment income, total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets were 6.25%, 11.46%, 0.00%, and 11.46%, respectively.

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

(10)	The Facilities and SBA Debentures are not registered for public trading.

(11)	Excludes incentive fees.

(12)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.

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

The following table summarizes the Company’s dividend distributions during the three months ended December 31, 2018 and 2017:

Date Declared	Record Date	Payment Date	Amount Per Share
During the three months ended December 31, 2018
11/16/2018	12/5/2018	12/20/2018	$0.10
			$0.10

Date Declared	Record Date	Payment Date	Amount Per Share
During the three months ended December 31, 2017
10/31/2017	11/22/2017	12/22/2017	$0.16
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

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended December 31, 2018, except as disclosed below.

On February 10, 2019, the Company’s board of directors declared a quarterly dividend of $0.05 per share, payable on March 12, 2019, to stockholders of record at the close of business on February 22, 2019. The specific tax characteristics of the distribution will be reported to stockholders on Form 1099 after the end of the calendar year.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 4, 2018, and elsewhere in this quarterly report on Form 10-Q.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q, and current reports on Form 8-K.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) after such borrowing, with certain limited exceptions. To maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements. In addition, to maintain our RIC tax treatment, we must timely distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

Agreements and Plan of Mergers

On August 9, 2018, the Company entered into a definitive agreement to merge with Sierra Income Corporation (“Sierra”). Pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between the Company and Sierra (the “MCC Merger Agreement”), the Company will, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving entity (the “Combined Company”) in the merger (the “MCC Merger”). Under the MCC Merger, each share of our common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of our common stock held by the Company, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive 0.8050 shares of the Sierra’s common stock. Simultaneously, pursuant to the Agreement and Plan of Merger (the “MDLY Merger Agreement”), dated as of August 9, 2018, by and among Medley Management Inc. (“MDLY”), Sierra, and Sierra Management, Inc., a newly formed Delaware corporation and a wholly owned subsidiary of Sierra (“Merger Sub”), MDLY will, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the Merger (the “MDLY Merger” together with the MCC Merger, the “Mergers”), and MDLY’s existing asset management business will continue to operate as a wholly owned subsidiary of the Combined Company. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive (i) 0.3836 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders will have the right to receive certain dividends and/or other payments. If the Mergers are successfully consummated, Sierra’s common stock will be listed on the New York Stock Exchange (“NYSE”) under the symbol “SRA” and the TASE, with such listings expected to be effective as of the closing date of the Mergers. Upon completion of the Mergers, the investment portfolios of the Company and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors, its wholly controlled adviser subsidiary. Set forth below are certain risks relating to the Mergers.

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

Portfolio and Investment Activity

As of December 31, 2018 and September 30, 2018, our portfolio had a fair market value of approximately $642.9 million and $655.4 million, respectively. The following table summarizes our portfolio and investment activity during the three months ended December 31, 2018 and 2017 (dollars in thousands):

	For the three months ended December 31
	2018	2017
Investments made in new portfolio companies	$648	$68,496
Investments made in existing portfolio companies	38,474	14,199
Aggregate amount in exits and repayments	(43,797)	(47,859)
Net investment activity	$(4,675)	$34,836

Portfolio Companies, at beginning of period	67	64
Number of new portfolio companies	2	6
Number of exited portfolio companies	(7)	(2)
Portfolio companies, at end of period	62	68

Number of investments in existing portfolio companies	14	10

The following table summarizes the amortized cost and the fair value of our average portfolio company investment, including the equity investment in the MCC Senior Loan Strategy JV I LLC (“MCC JV”), and largest portfolio company investment, excluding the equity investment in the MCC JV, as of December 31, 2018 and September 30, 2018 (dollars in thousands):

	December 31, 2018		September 30, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company investment	$11,405	$10,369	$11,413	$9,783
Largest portfolio company investment	31,469	31,469	31,469	31,469

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2018 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$452,249	64.0%	$392,307	61.0%
Senior Secured Second Lien Term Loans	37,460	5.3	36,462	5.7
Senior Secured First Lien Notes	20,000	2.8	19,268	3.0
Unsecured Debt	3,313	0.5	3,313	0.5
MCC Senior Loan Strategy JV I LLC	78,575	11.1	75,919	11.8
Equity/Warrants	115,529	16.3	115,610	18.0
Total	$707,126	100.0%	$642,879	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2018 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$475,801	62.2%	$395,015	60.3%
Senior Secured Second Lien Term Loans	49,162	6.4	48,890	7.5
Senior Secured First Lien Notes	20,000	2.6	19,268	2.9
Unsecured Debt	26,108	3.4	3,381	0.5
MCC Senior Loan Strategy JV I LLC	78,575	10.3	78,371	11.9
Equity/Warrants	115,040	15.1	110,505	16.9
Total	$764,686	100.0%	$655,430	100.0%

As of December 31, 2018, our income-bearing investment portfolio, which represented 72.5% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 9.6%, and 79.6% of our income-bearing investment portfolio bore interest based on floating rates, such as the London Interbank Offering Rate (“LIBOR”), while 20.4% of our income-bearing investment portfolio bore interest at fixed rates. As of December 31, 2018, the weighted average yield based upon cost of our total portfolio was approximately 6.5%. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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
Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2018 and September 30, 2018 (dollars in thousands):

	December 31, 2018		September 30, 2018
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$89,788	14.0%	$50,245	7.7%
2	386,510	60.1	448,240	68.4
3	122,223	19.0	106,236	16.2
4	503	0.1	503	0.1
5	43,855	6.8	50,206	7.6
Total	$642,879	100.0%	$655,430	100.0%

Results of Operations

Operating results for the three months ended December 31, 2018 and 2017 are as follows (dollars in thousands):

	For the three months ended December 31
	2018	2017
Total investment income	$14,202	$20,631
Total expenses, net	12,442	13,318
Net investment income before excise taxes	1,760	7,313
Excise tax expense	—	(134)
Net investment income	1,760	7,179
Net realized gains/(losses) from investments	(56,722)	(21)
Net unrealized appreciation/(depreciation) on investments	45,008	(39,192)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	90
Loss on extinguishment of debt	(123)	—
Net increase/(decrease) in net assets resulting from operations	$(10,077)	$(31,944)

Investment Income

For the three months ended December 31, 2018, investment income totaled $14.2 million, of which $13.7 million was attributable to portfolio interest and dividend income, and $0.5 million to fee income.

For the three months ended December 31, 2017, investment income totaled $20.6 million, of which $18.8 million was attributable to portfolio interest and dividend income, and $1.8 million to fee income.

Operating Expenses

Operating expenses for the three months ended December 31, 2018 and 2017 are as follows (dollars in thousands):

	For the three months ended December 31
	2018	2017
Base management fees	$3,185	$4,068
Incentive fees	—	—
Interest and financing expenses	6,009	6,759
Professional fees	1,201	586
Administrator expenses	1,032	868
General and administrative	604	757
Directors fees	292	147
Insurance	119	133
Expenses before management and incentive fee waivers	12,442	13,318
Management fee waiver	—	—
Incentive fee waiver	—	—
Expenses, net of management and incentive fee waivers	$12,442	$13,318

For the three months ended December 31, 2018, total operating expenses before management and incentive fee waivers decreased by $0.9 million, or 6.6%, compared to the three months ended December 31, 2017.

Interest and Financing Expenses

Interest and financing expenses for the three months ended December 31, 2018 decreased by $0.8 million, or 11.1%, compared to the three months ended December 31, 2017. The decrease in interest and financing expenses was primarily due to the $102.0 million repayment of the Senior Secured Term Loan Credit Facility (the “Term Loan Facility”), the voluntary satisfaction and termination of the Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”), the redemption of $13.0 million and $12.0 million of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes”) on March 12, 2018 and December 31, 2018, respectively, and the $15.0 million repayment of the SBA-guaranteed debentures (the “SBA Debentures”) on September 1, 2018, partially offset by the issuance of the 2024 Notes.

Base Management Fees and Incentive Fees

Base management fees for the three months ended December 31, 2018 decreased by $0.9 million, or 21.7%, compared to the three months ended December 31, 2017 due to the decline in the portfolio in the period. The company did not incur incentive fees for the three months ended December 31, 2018 and 2017.

Professional Fees and Other General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended December 31, 2018 increased by $0.8 million, or 30.4%, compared to the three months ended December 31, 2017 primarily due to an increase in legal expenses, directors expenses, and administrative expenses in connection with the Mergers, offset by a decrease in valuation expenses, general administrative expenses, and insurance expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended December 31, 2018, we recognized $56.7 million of realized losses on our portfolio investments. The realized losses were primarily due to the write off of certain investments in two of our portfolio companies.

During the three months ended December 31, 2017, we recognized $21,476 of realized loss on our portfolio investments. The realized loss was primarily due to the partial sale of one of our investments, offset by a realized gain from liquidation proceeds received on a realized investment.

Net Realized Loss on Extinguishment of Debt

In the event that we modify or extinguish our debt prior to maturity, we account for it in accordance with ASC 470-50, Modifications and Extinguishments, in which we measure the difference between the reacquisition price of the debt and the net carrying amount of the debt, which includes any unamortized debt issuance costs.

During the three months ended December 31, 2018, the Company recognized a net loss on extinguishment of debt of $0.1 million, which is comprised of $0.2 million loss on extinguishment of debt from the $13.0 million partial redemption of the 2023 Notes, offset by a $0.1 million gain on extinguishment of debt from the repurchase and retirement of $1.1 million of the 2024 Notes. The Company did not recognize a loss on extinguishment of debt for the three months ended December 31, 2017.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended December 31, 2018, we had $45.0 million of net unrealized appreciation on investments. For the three months ended December 31, 2017, we had $39.2 million of net unrealized depreciation on investments.

Provision for Deferred Taxes on Unrealized Depreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended December 31, 2018, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments. For the three months ended December 31, 2017, the change in provision for deferred taxes on the unrealized depreciation on investments was $0.1 million.

Changes in Net Assets from Operations

For the three months ended December 31, 2018, we recorded a net decrease in net assets resulting from operations of $10.1 million compared to a net decrease in net assets resulting from operations of $31.9 million for the three months ended December 31, 2017 as a result of the factors discussed above. Based on 54,474,211 weighted average common shares outstanding for the three months ended December 31, 2018 and 2017, our per share net decrease in net assets resulting from operations was $0.18 and $0.59 for three months ended December 31, 2018 and 2017, respectively.

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

As of December 31, 2018, we had $62.7 million in cash and cash equivalents, of which $32.3 million was held by Medley SBIC LP (“SBIC LP”). In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

In order to continue to qualify as a RIC under the Code, we intend to distribute to our stockholders substantially all of our taxable income, but we may also elect to periodically spill over certain excess undistributed taxable income from one tax year into the next tax year. In addition, as a BDC, for each taxable year we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met). This requirement limits the amount that we may borrow.

Credit Facilities

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

On December 31, 2018, the Company redeemed $12.0 million in aggregate principal amount of the 2023 Notes. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.2 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

2024 Notes

On January 26, 2018, the Company priced a debt offering in Israel of $121.3 million in aggregate principal amount of the 2024 Notes that mature on February 27, 2024 and the principal will be payable in four annual installments, of which 25% will be payable on each February 27 for the years 2021 through 2024. As of March 27, 2018, the 2024 Notes may be redeemed in whole or in part at anytime or from time to time at the Company's option. The 2024 Notes bear interest at a rate of 5.55% per year, payable semi-annually on February 27 and August 27 of each year, beginning August 27, 2018.

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

During the three months ended December 31, 2018, the Company exchanged $1.0 million United States Dollars to New Israeli Shekels at a rate of 3.73 USD/NIS in order to repurchase the 2024 Notes on the TASE. As the 2024 Notes were trading below par at the time of the repurchase, and the USD/NIS (foreign currency) spot rate was higher than the fixed exchange rate agreed upon in the Deed of Trust, the Company was able to repurchase and retire 3,812,000 units, which resulted in $1,119,201 aggregate principal amount of the 2024 Notes being retired. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized gain of $0.1 million and was recorded on the Consolidated Statements of Operations as a gain on extinguishment of debt which was netted against the $0.2 million loss on extinguishment of debt we realized from the 2023 Notes mentioned above.

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

As of December 31, 2018, SBIC LP had $75.0 million in regulatory capital and had $135.0 million SBA Debentures outstanding that mature between
March 2024 and September 2025.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of December 31, 2018 and September 30, 2018, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

As of December 31, 2018 and September 30, 2018, we had commitments under loan and financing agreements to fund up to $19.8 million to 16 portfolio companies and $36.1 million to 17 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and an analysis of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2018 and September 30, 2018 is shown in the table below (dollars in thousands):

	December 31, 2018	December 31, 2017
Dynamic Energy Services International LLC - Revolver	$3,331	$—
Accupac, Inc. - Delayed Draw Term Loan	2,612	2,612
DataOnline Corp. - Revolver	1,890	1,890
Barry's Bootcamp Holdings, LLC - Revolver	1,760	2,200
1888 Industrial Services, LLC - Revolver	1,617	719
Barry's Bootcamp Holdings, LLC - Delayed Draw Term Loan	1,271	1,271
SFP Holding, Inc. - Delayed Draw Term Loan	1,257	2,765
Trans-Fast Remittance LLC - Delayed Draw Term Loan	1,057	1,057
Redwood Services Group, LLC - Revolver	1,050	1,750
Alpine SG, LLC - Revolver	1,000	1,000
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Black Angus Steakhouses, LLC - Revolver	848	625
Manna Pro Products, LLC - Delayed Draw Term Loan	429	429
Path Medical, LLC - Delayed Draw Term Loan C	295	—
RMS Holding Company, LLC - Revolver	225	2,327
Central States Dermatology Services, LLC - Delayed Draw Term Loan	137	137
Access Media Holdings, LLC - Series AAA Preferred Equity	101	173
SavATree, LLC - Delayed Draw Term Loan	73	123
Impact Group, LLC - Delayed Draw Term Loan	—	8,567
Redwood Services Group, LLC - Delayed Draw Term Loan	—	4,839
SMART Financial Operations, LLC - Delayed Draw Term Loan	—	2,400
Brook & Whittle Holding Corp. - Delayed Draw Term Loan	—	310
Total	$19,846	$36,087

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at December 31, 2018 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
2021 Notes	74,013	—	74,013	—	—
2023 Notes	77,847	—	—	77,847	—
2024 Notes	120,156	—	—	—	120,156
SBA Debenture	135,000	—	—	—	135,000
Total contractual obligations	$407,016	$—	$74,013	$77,847	$255,156

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

On March 27, 2015, the Company and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (“MCC JV”). The Company and GALIC have committed to provide $100 million of equity to MCC JV, with the Company providing $87.5 million and GALIC providing $12.5 million. MCC JV commenced operations on July 15, 2015. On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with commitments of $100 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. As of December 31, 2018, MCC JV has drawn approximately $179.3 million on the JV Facility. As of December 31, 2018, MCC JV had total investments at fair value of $248.8 million. As of December 31, 2018, MCC JV’s portfolio was comprised of senior secured first lien term loans to 57 different borrowers. As of December 31, 2018, MCC JV did not have any investments on non-accrual status.

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

We intend to pay quarterly dividends to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of dividends or year-to-year increases in dividends. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay dividends. All dividends will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay dividends to our stockholders in the future.

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

The following table summarizes the dividend distributions during the three months ended December 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
11/16/2018	12/5/2018	12/20/2018	$0.10
			$0.10

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

On August 9, 2018, the Company entered into the MCC Merger Agreement pursuant to which the Company will, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger Agreement. Under the MCC Merger, each share of our common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of our common stock held by the Company, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive 0.8050 shares of the Sierra’s common stock. In addition, pursuant to the MDLY Merger Agreement, MDLY will, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger Agreement. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive (i) 0.3836 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders will have the right to receive certain dividends and/or other payments. The Mergers will occur simultaneously and, as a result of the foregoing, the investment management function relating to the operation of the Sierra, as the surviving company in the Mergers, will be internalized. The Mergers are subject to the satisfaction or waiver of closing conditions, including, but not limited to: (a) the approval of the MCC Merger and the MDLY Merger by the Sierra’s stockholders by the affirmative vote of at least a majority of all its stockholders, the approval of the adoption of the MCC Merger Agreement by our stockholders, and the approval of the adoption of the MDLY Merger Agreement by MDLY’s stockholders, voting separately at their respective special meetings; (b) the receipt of an exemptive order from the SEC, an exemptive application for which has been filed by Sierra, the Company and MDLY and certain of their subsidiaries; and (c) the approval by the SBA relating to the transfer of MCC’s SBIC license. No assurance can be given that such SEC exemptive order will be issued or SBA approval will be received or that any of the other closing conditions will be satisfied or waived.

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

Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, effective on October 1, 2018 using the modified retrospective method. Substantially all revenue streams are excluded from the scope of the new standard and the adoption of the standard had no material impact on the Company’s consolidated financial statements.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of December 31, 2018, certain investments in eight portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $48.3 million, or 7.5% of the fair value of our portfolio. As of September 30, 2018, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $48.1 million, or 7.3% of the fair value of our portfolio.

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

Recent Developments

On February 10, 2019, the Company’s board of directors declared a quarterly dividend of $0.05 per share, payable on March 12, 2019, to stockholders of record at the close of business on February 22, 2019. The specific tax characteristics of the distribution will be reported to stockholders on Form 1099 after the end of the calendar year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended December 31, 2018, we did not engage in hedging activities.

As of December 31, 2018, 79.6% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate LIBOR floor as of December 31, 2018 was as follows (dollars in thousands):

	December 31, 2018
LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$—	—%
1% to under 2%	354,506	95.6
2% to under 3%	16,259	4.4
Total	$370,765	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2018, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase/(decrease)	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
300	$11,400	$—	$11,400
200	7,600	—	7,600
100	3,800	—	3,800
(100)	(3,800)	—	(3,800)
(200)	(6,000)	—	(6,000)
(300)	(6,000)	—	(6,000)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Change in Internal Control Over Financial Reporting

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

On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., Medley Capital Corporation (“MCC”), Medley Management Inc., Sierra Income Corporation, and Sierra Management, Inc. (“Sierra”). The complaints in each of the New York Actions allege that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into Sierra, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts are sought. The defendants believe the claims asserted in the New York Actions are without merit and they intend to defend these lawsuits vigorously.

On February 11, 2019, a purported stockholder class action was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd., captioned FrontFour Capital Group LLC, et al. v. Brook Taube, et al., Case No. 2019-0100 (the “Delaware Action”). Named as defendants in the complaint are Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, Medley Management Inc. (“Medley Management”), Sierra Income Corporation (“Sierra”), and Medley Capital Corporation (“MCC”). The complaint alleges that the individuals named as defendants breached their fiduciary duties to MCC stockholders in connection with the proposed merger of MCC with and into Sierra, and that Medley Management and Sierra aided and abetted those alleged breaches of fiduciary duties. The complaint seeks to enjoin the March 8, 2019 vote of MCC stockholders on the proposed merger and enjoin enforcement of certain provisions of the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and Sierra. The plaintiffs filed a motion to expedite simultaneously with their complaint, seeking an expedited trial prior to the March 8, 2019 stockholder vote or, in the alternative, a preliminary injunction hearing followed by an expedited trial as soon as the court’s schedule permits. The defendants believe the claims asserted in the Delaware Action are without merit and they intend to defend this lawsuit vigorously.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2018, filed with the SEC on December 4, 2018, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended December 31, 2018 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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
February 11, 2019

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)