Form 10-Q
period 2019-03-31
Medley Capital Corp
filed 2019-05-10
CIK 1490349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MCC	The New York Stock Exchange
Common Stock, par value $0.001 per share	MCC	The Tel Aviv Stock Exchange
6.500% Notes due 2021	MCX	The New York Stock Exchange
6.125% Notes due 2023	MCV	The New York Stock Exchange
5.550% Notes due 2024	MCC.B1	The Tel Aviv Stock Exchange

The Registrant had 54,474,211 shares of common stock, $0.001 par value, outstanding as of May 10, 2019.

MEDLEY CAPITAL CORPORATION

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	March 31, 2019	September 30, 2018
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $366,734,912 and $428,717,777, respectively)	$351,330,429	$393,149,374
Affiliated investments (amortized cost of $125,595,735 and $102,546,973, respectively)	118,216,013	100,640,804
Controlled investments (amortized cost of $187,816,169 and $233,421,693, respectively)	142,953,703	161,639,736
Total investments at fair value	612,500,145	655,429,914
Cash and cash equivalents	73,407,222	75,665,981
Interest receivable	5,779,241	6,377,076
Other assets	3,135,225	3,420,442
Receivable for dispositions and investments sold	512,103	160,257
Fees receivable	199,449	187,276
Deferred offering costs	—	354,754
Total assets	$695,533,385	$741,595,700

LIABILITIES
Notes payable (net of debt issuance costs of $6,870,330 and $8,238,300, respectively)	$265,156,464	$276,909,028
SBA debentures payable (net of debt issuance costs of $1,881,346 and $2,095,329, respectively)	133,118,654	132,904,671
Accounts payable and accrued expenses	11,788,258	2,935,833
Management and incentive fees payable (see Note 6)	3,084,382	3,347,674
Interest and fees payable	3,008,064	3,280,018
Administrator expenses payable (see Note 6)	667,649	808,546
Due to affiliate	276,197	39,051
Deferred revenue	112,741	192,152
Total liabilities	$417,212,409	$420,416,973

Guarantees and Commitments (see Note 8)

NET ASSETS
Common stock, par value $0.001 per share, 100,000,000 common shares authorized, 54,474,211 and 54,474,211 common shares issued and outstanding, respectively	$54,474	$54,474
Capital in excess of par value	698,586,770	698,586,770
Total distributable earnings/(loss)	(420,320,268)	(377,462,517)
Total net assets	278,320,976	321,178,727
Total liabilities and net assets	$695,533,385	$741,595,700

NET ASSET VALUE PER SHARE	$5.11	$5.90

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended March 31		For the six months ended March 31
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$7,509,634	$10,966,668	$15,587,237	$24,057,020
Payment-in-kind	605,640	872,495	1,178,183	2,513,628
Affiliated investments:
Cash	459,966	490,765	1,211,717	1,068,074
Payment-in-kind	644,575	769,572	1,616,365	1,619,067
Controlled investments:
Cash	85,626	426,537	163,458	856,299
Payment-in-kind	760,525	815,135	1,788,857	1,533,653
Total interest income	10,065,966	14,341,172	21,545,817	31,647,741
Dividend income (net of provisional taxes of $0 and $0, respectively)	1,991,527	2,172,610	4,091,527	3,616,360
Interest from cash and cash equivalents	211,215	25,794	372,529	57,563
Fee income (see Note 9)	318,160	495,508	778,837	2,344,268
Total investment income	12,586,868	17,035,084	26,788,710	37,665,932

EXPENSES
Base management fees (see Note 6)	3,084,382	3,775,882	6,269,526	7,843,723
Incentive fees (see Note 6)	—	—	—	—
Interest and financing expenses	5,898,689	7,470,017	11,907,805	14,229,216
Professional fees	10,156,703	555,865	11,357,280	1,141,532
General and administrative	2,880,717	671,784	3,484,866	1,429,039
Administrator expenses (see Note 6)	667,649	956,589	1,699,776	1,823,920
Directors fees	376,625	251,315	668,850	398,495
Insurance	116,791	130,074	236,177	263,288
Expenses before management and incentive fee waivers	23,181,556	13,811,526	35,624,280	27,129,213
Management fee waiver (see Note 6)	—	(380,000)	—	(380,000)
Incentive fee waiver (see Note 6)	—	—	—	—
Total expenses net of management and incentive fee waivers	23,181,556	13,431,526	35,624,280	26,749,213
Net investment income before excise taxes	(10,594,688)	3,603,558	(8,835,570)	10,916,719
Excise tax expense	—	(23,922)	—	(157,922)
NET INVESTMENT INCOME	(10,594,688)	3,579,636	(8,835,570)	10,758,797

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from investments
Non-controlled/non-affiliated investments	(10,615,469)	(23,330,652)	(15,799,379)	(23,352,128)
Affiliated investments	—	—	—	—
Controlled investments	—	—	(51,538,556)	—
Net realized gain/(loss) from investments	(10,615,469)	(23,330,652)	(67,337,935)	(23,352,128)
Net unrealized appreciation/(depreciation) on investments
Non-controlled/non-affiliated investments	19,351,739	6,322,632	20,163,920	(28,147,825)
Affiliated investments	(3,078,960)	(4,928,871)	(5,473,553)	(645,603)
Controlled investments	(19,671,818)	(9,454,224)	26,919,491	(18,458,717)
Net unrealized appreciation/(depreciation) on investments	(3,399,039)	(8,060,463)	41,609,858	(47,252,145)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	190,494	—	280,503
Net loss on extinguishment of debt (see Note 5)	—	(1,157,636)	(122,971)	(1,157,636)
Net realized and unrealized gain/(loss) on investments	(14,014,508)	(32,358,257)	(25,851,048)	(71,481,406)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(24,609,196)	$(28,778,621)	$(34,686,618)	$(60,722,609)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.45)	$(0.53)	$(0.64)	$(1.11)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$(0.19)	$0.07	$(0.16)	$0.20
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	54,474,211	54,474,211	54,474,211	54,474,211
DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.16	$0.15	$0.32

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	Common Stock			Total Distributable Earnings/(Loss)	Total Net Assets
	Shares	Par Amount	Capital in Excess of Par Value

Balance at December 31, 2017	54,474,211	$54,474	$705,046,098	$(285,331,117)	$419,769,455

OPERATIONS
Net investment income	—	—	—	3,579,636	3,579,636
Net realized gain/(loss) from investments	—	—	—	(23,330,652)	(23,330,652)
Net unrealized appreciation/(depreciation) on investments	—	—	—	(8,060,463)	(8,060,463)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—	—	190,494	190,494
Net loss on extinguishment of debt	—	—	—	(1,157,636)	(1,157,636)
SHAREHOLDER DISTRIBUTIONS
Distributions from earnings	—	—	—	(8,715,874)	(8,715,874)
COMMON SHARE TRANSACTIONS
Offering costs	—	—	—	—	—
Total increase/(decrease) in net assets	—	—	—	(37,494,495)	(37,494,495)

Balance at March 31, 2018	54,474,211	$54,474	$705,046,098	$(322,825,612)	$382,274,960

Balance at December 31, 2018	54,474,211	$54,474	$698,586,770	$(392,987,360)	$305,653,884

OPERATIONS
Net investment income	—	—	—	(10,594,688)	(10,594,688)
Net realized gain/(loss) from investments	—	—	—	(10,615,469)	(10,615,469)
Net unrealized appreciation/(depreciation) on investments	—	—	—	(3,399,039)	(3,399,039)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—	—	—	—
Net loss on extinguishment of debt	—	—	—	—	—
SHAREHOLDER DISTRIBUTIONS
Distributions from earnings	—	—	—	(2,723,712)	(2,723,712)
COMMON SHARE TRANSACTIONS
Offering costs	—	—	—	—	—
Total increase/(decrease) in net assets	—	—	—	(27,332,908)	(27,332,908)

Balance at March 31, 2019	54,474,211	$54,474	$698,586,770	$(420,320,268)	$278,320,976

 See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets
(continued)

	Common Stock			Total Distributable Earnings/(Loss)	Total Net Assets
	Shares	Par Amount	Capital in Excess of Par Value

Balance at September 30, 2017	54,474,211	$54,474	$705,046,098	$(244,671,255)	$460,429,317

OPERATIONS
Net investment income	—	—	—	10,758,797	10,758,797
Net realized gain/(loss) from investments	—	—	—	(23,352,128)	(23,352,128)
Net unrealized appreciation/(depreciation) on investments	—	—	—	(47,252,145)	(47,252,145)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—	—	280,503	280,503
Net loss on extinguishment of debt	—	—	—	(1,157,636)	(1,157,636)
SHAREHOLDER DISTRIBUTIONS
Distributions from earnings	—	—	—	(17,431,748)	(17,431,748)
COMMON SHARE TRANSACTIONS
Offering costs	—	—	—	—	—
Total increase/(decrease) in net assets	—	—	—	(78,154,357)	(78,154,357)

Balance at March 31, 2018	54,474,211	$54,474	$705,046,098	$(322,825,612)	$382,274,960

Balance at September 30, 2018	54,474,211	$54,474	$698,586,770	$(377,462,517)	$321,178,727

OPERATIONS
Net investment income	—	—	—	(8,835,570)	(8,835,570)
Net realized gain/(loss) from investments	—	—	—	(67,337,935)	(67,337,935)
Net unrealized appreciation/(depreciation) on investments	—	—	—	41,609,858	41,609,858
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—	—	—	—
Net loss on extinguishment of debt	—	—	—	(122,971)	(122,971)
SHAREHOLDER DISTRIBUTIONS
Distributions from earnings	—	—	—	(8,171,133)	(8,171,133)
COMMON SHARE TRANSACTIONS
Offering costs	—	—	—	—	—
Total increase/(decrease) in net assets	—	—	—	(42,857,751)	(42,857,751)

Balance at March 31, 2019	54,474,211	$54,474	$698,586,770	$(420,320,268)	$278,320,976

 See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the six months ended March 31
	2019	2018
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS	$(34,686,618)	$(60,722,609)
ADJUSTMENTS TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(5,171,194)	(4,493,565)
Net amortization of premium/(discount) on investments	(224,124)	(481,129)
Amortization of debt issuance costs	1,352,147	1,874,923
Net realized (gain)/loss from investments	67,337,935	23,352,128
Net deferred income taxes	—	(280,502)
Net unrealized (appreciation)/depreciation on investments	(41,609,858)	47,252,145
Proceeds from sale and settlements of investments	75,033,854	127,510,828
Purchases, originations and participations	(52,436,844)	(102,964,383)
Net loss on extinguishment of debt	122,971	1,157,636
(Increase)/decrease in operating assets:
Interest receivable	597,835	(55,716)
Other assets	285,217	121,914
Receivable for dispositions and investments sold	(351,846)	52,721
Fees receivable	(12,173)	74,029
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	8,852,425	(58,629)
Management and incentive fees payable, net	(263,292)	(916,122)
Interest and fees payable	(271,954)	(1,035,245)
Administrator expenses payable	(140,897)	105,795
Due to affiliate	237,146	45,526
Deferred revenue	(79,411)	(8,970)
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	18,571,319	30,530,775

Cash flows from financing activities
Borrowings on debt	—	139,275,690
Paydowns on debt	(12,999,337)	(189,000,000)
Debt issuance costs paid	(14,361)	(6,472,459)
Payments of cash dividends	(8,171,133)	(17,431,748)
Offering costs paid	354,753	(44,594)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(20,830,078)	(73,673,111)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(2,258,759)	(43,142,336)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	75,665,981	108,571,958
CASH AND CASH EQUIVALENTS, END OF PERIOD	$73,407,222	$65,429,622

Supplemental Information:
Interest paid during the period	$10,827,613	$13,352,037
Supplemental non-cash information:
Payment-in-kind interest income	$4,583,405	$5,666,348
Net amortization of premium/(discount) on investments	$224,124	$481,129
Amortization of debt issuance costs	$(1,352,147)	$(1,874,923)
Non-cash purchase of investments	$47,483	$1,392,699
Non-cash sale of investments	$—	$1,392,699

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

March 31, 2019
(unaudited)

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

3SI Security Systems, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	6/16/2023	$17,237,500	$17,237,500	$17,237,500	6.2%
				17,237,500	17,237,500	17,237,500

Accupac, Inc.(7)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(13)(19)	9/14/2023	9,548,873	9,548,873	9,427,260	3.4%
				9,548,873	9,548,873	9,427,260

Alpine SG, LLC(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	13,398,750	13,398,750	13,398,750	4.8%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	6,617,630	6,617,630	6,617,630	2.4%
		Revolving Credit Facility (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(14)(17)	11/16/2022	—	—	—	0.0%
				20,016,380	20,016,380	20,016,380

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/25/2023	4,387,500	4,387,500	4,294,924	1.5%
				4,387,500	4,387,500	4,294,924

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	6/17/2020	13,706,464	13,706,464	13,706,464	4.9%
				13,706,464	13,706,464	13,706,464

Barry's Bootcamp Holdings, LLC(7)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	7,628,570	7,628,570	7,554,700	2.7%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	7/14/2022	3,740,000	3,740,000	3,703,040	1.3%
				11,368,570	11,368,570	11,257,740

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	7,392,857	7,392,857	7,367,171	2.6%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)(17)	4/24/2020	580,357	580,357	580,357	0.2%
				7,973,214	7,973,214	7,947,528

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(14)	10/17/2024	1,313,645	1,313,645	1,313,645	0.5%
		Senior Secured First Lien Incremental Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(14)	10/17/2024	4,634,401	4,634,401	4,634,401	1.7%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(14)	10/17/2024	308,952	308,952	308,952	0.1%
				6,256,998	6,256,998	6,256,998

Central States Dermatology Services, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)	4/20/2022	1,070,887	1,070,887	1,070,887	0.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)	4/20/2022	406,298	406,298	406,298	0.1%
				1,477,185	1,477,185	1,477,185

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	7/28/2025	3,010,025	2,997,331	2,919,724	1.0%
				3,010,025	2,997,331	2,919,724

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/30/2019	12,590,000	12,590,000	12,590,000	4.5%
		Equity - 350 Common Units		—	700,000	658,858	0.2%
				12,590,000	13,290,000	13,248,858

CT Technologies Intermediate Holdings, Inc.(12)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	12/1/2022	7,500,000	7,500,000	6,126,000	2.2%
				7,500,000	7,500,000	6,126,000

DataOnline Corp.(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	7/31/2025	15,920,000	15,920,000	15,920,000	5.7%
		Revolving Credit Facility (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)(17)	7/31/2024	—	—	—	0.0%
				15,920,000	15,920,000	15,920,000

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (10.00% Cash)	10/1/2019	2,105,944	2,105,944	2,105,944	0.8%
		Preferred Equity (8.00% PIK)		4,022,521	4,022,521	4,022,521	1.4%
				6,128,465	6,128,465	6,128,465

FKI Security Group, LLC(12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	3/30/2020	11,093,750	11,093,750	10,885,188	3.9%
				11,093,750	11,093,750	10,885,188

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)		6,975,702	6,975,702	6,975,702	2.5%
		Equity - 150 Common Units		—	—	3,347,966	1.2%
				6,975,702	6,975,702	10,323,668

Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.50% LIBOR Floor)(14)	9/26/2019	10,190,000	10,190,000	10,190,000	3.7%
				10,190,000	10,190,000	10,190,000

Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)	2/7/2023	9,848,862	9,848,862	9,848,862	3.5%
				9,848,862	9,848,862	9,848,862

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Global Accessories Group, LLC(12)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	151,339	0.1%
				—	151,337	151,339

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)(8)	10/15/2019	20,000,000	20,000,000	19,268,000	6.9%
				20,000,000	20,000,000	19,268,000

The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(13)	6/21/2023	3,000,000	2,965,433	2,708,700	1.0%
				3,000,000	2,965,433	2,708,700

Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	6/27/2023	3,271,954	3,271,954	3,160,052	1.1%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	6/27/2023	9,479,987	9,479,987	9,155,771	3.3%
				12,751,941	12,751,941	12,315,823

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2022	13,687,500	13,687,500	12,822,450	4.6%
				13,687,500	13,687,500	12,822,450

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	2/15/2022	6,369,191	6,369,191	6,369,191	2.3%
				6,369,191	6,369,191	6,369,191

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 1.01% of Outstanding Equity(18)	2/19/2024	—	955,680	—	0.0%
				—	955,680	—

Manna Pro Products, LLC(7)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)	12/8/2023	5,426,096	5,426,096	5,182,464	1.9%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(19)	12/8/2023	670,363	670,363	621,020	0.2%
				6,096,459	6,096,459	5,803,484

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 10.50% Cash, 0.75% LIBOR Floor, 3.00% PIK)(10)(14)	12/31/2018	22,880,957	19,741,264	6,923,777	2.5%
				22,880,957	19,741,264	6,923,777

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(16)	7/8/2020	2,103,712	2,103,712	1,051,856	0.4%
		Equity - 479,283 Common Units		—	129,406	—	0.0%
		Warrants - 2.8% of Outstanding Equity	7/8/2020	—	52,757	—	0.0%
				2,103,712	2,285,875	1,051,856

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt(21)	7/31/2020	761,905	761,905	761,905	0.3%
		Unsecured Debt(21)	7/31/2021	761,905	761,905	761,905	0.3%
				1,523,810	1,523,810	1,523,810

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Redwood Services Group, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	6/6/2023	5,992,219	5,992,219	5,992,219	2.2%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	6/6/2023	6,193,535	6,193,535	6,193,535	2.2%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	6/6/2023	875,000	875,000	875,000	0.3%
				13,060,754	13,060,754	13,060,754

RMS Holding Company, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	15,192,735	15,192,735	15,192,735	5.5%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	11/16/2022	1,973,728	1,973,728	1,963,868	0.7%
				17,166,463	17,166,463	17,156,603

SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)	6/2/2022	2,015,482	2,015,482	2,015,482	0.7%
				2,015,482	2,015,482	2,015,482

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (8.00% Cash)	8/31/2019	850,000	850,000	850,000	0.3%
				850,000	850,000	850,000

Seotowncenter, Inc.	Services: Business	Equity - 3,249.697 Common Units		—	500,000	1,169,891	0.4%
				—	500,000	1,169,891

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	9/1/2022	9,690,290	9,690,290	9,690,290	3.5%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	9/1/2022	3,761,318	3,761,318	3,761,318	1.4%
		Equity - 1.42% Company Interest		—	736,905	736,905	0.3%
				13,451,608	14,188,513	14,188,513

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(10)(14)	7/31/2020	7,433,740	7,239,798	2,867,937	1.0%
				7,433,740	7,239,798	2,867,937

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		—	700,000	539,000	0.2%
				—	700,000	539,000

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		—	263,814	274,367	0.1%
				—	263,814	274,367

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2025	2,000,000	1,974,224	1,997,600	0.7%
				2,000,000	1,974,224	1,997,600

Trans-Fast Remittance LLC(7)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)(17)	12/2/2021	3,567,857	3,567,857	3,542,882	1.3%
		Revolving Credit Facility (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)(17)	12/2/2021	1,875,000	1,875,000	1,864,875	0.7%
				5,442,857	5,442,857	5,407,757

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Vail Holdco Corp	Wholesale	Equity - 11,396 Shares of Series A Preferred Stock (12.50% PIK)(8)		11,396,000	10,970,214	11,328,764	4.1%
		Equity - 7,700 Shares of Junior Convertible Preferred Stock		7,700,000	7,700,000	12,413,940	4.5%
		Warrants - 0.4875% of Outstanding Equity		—	425,787	899,358	0.3%
				19,096,000	19,096,001	24,642,062

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00% PIK, 1.00% LIBOR Floor)(14)	4/28/2023	835,262	767,173	737,871	0.3%
		Equity - 5,441 Class A Units		—	302,464	302,465	0.1%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	—	361,667	361,669	0.1%
				835,262	1,431,304	1,402,005

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	9/26/2024	13,721,203	13,721,203	13,721,203	4.9%
		Equity - 1,500 Common Units		—	1,500,000	1,500,000	0.5%
				13,721,203	15,221,203	15,221,203

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(9)		—	518,283	181,399	0.1%
				—	518,283	181,399

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(14)	2/12/2024	4,204,682	4,204,682	4,204,682	1.5%
				4,204,682	4,204,682	4,204,682

Subtotal Non-Controlled/Non-Affiliated Investments				$362,921,109	$366,734,912	$351,330,429

Affiliated Investments:

1888 Industrial Services, LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)	9/30/2021	$8,984,232	$8,984,232	$8,984,232	3.2%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(10)(14)	9/30/2021	22,330,717	20,060,891	13,125,995	4.7%
		Revolving Credit Facility (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)(17)	9/30/2021	3,054,639	3,054,639	3,054,639	1.1%
		Equity - 21,562.16 Class A Units		—	—	—	0.0%
				34,369,588	32,099,762	25,164,866

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00% PIK)(10)	7/22/2020	9,538,339	8,446,385	5,365,316	1.9%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		971,200	971,200	(100,800)	0.0%
		Equity - 16 Common Units		—	—	—	0.0%
				12,909,539	11,817,585	5,264,516

Brantley Transportation LLC(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	13,609,829	9,000,000	1,634,540	0.6%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(13)	8/2/2017	503,105	503,105	503,105	0.2%
		Equity - 7.5 Common Units		—	—	—	0.0%
				14,112,934	9,503,105	2,137,645

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Caddo Investors Holdings 1 LLC(11)	Forest Products & Paper	Equity - 6.15% Membership Interest		—	2,520,842	2,714,947	1.0%
				—	2,520,842	2,714,947

Dynamic Energy Services International LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(10)(16)	12/31/2021	10,450,000	7,824,975	1,188,165	0.4%
		Revolving Credit Facility (12.00% Cash)	6/30/2019	1,907,859	1,907,859	1,907,859	0.7%
		Equity - 12,350,000 Class A Units		—	—	—	0.0%
				12,357,859	9,732,834	3,096,024

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		31,468,755	31,468,755	31,468,755	11.3%
		Preferred Equity - A-1 Preferred (3.00% PIK)		4,072,311	4,072,311	4,072,311	1.5%
		Equity - 57,300 Class B Units		—	57,300	18,193,323	6.5%
				35,541,066	35,598,366	53,734,389

JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred (6.00% PIK)		1,236,269	1,236,269	1,236,270	0.4%
		Equity - 129,588 Class B Units		—	129,588	2,755,041	1.0%
				1,236,269	1,365,857	3,991,311

Path Medical, LLC(7)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% PIK, 1.00% LIBOR Floor)(14)	10/11/2021	8,968,817	8,678,632	8,496,161	3.1%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% PIK, 1.00% LIBOR Floor)(14)	10/11/2021	3,090,075	3,090,075	2,927,228	1.1%
		Senior Secured First Lien Term Loan C (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	688,926	688,926	688,926	0.2%
		Warrants - 7.68% of Outstanding Equity	1/9/2027	—	499,751	—	0.0%
				12,747,818	12,957,384	12,112,315

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	6/17/2021	6,670,000	6,670,000	6,670,000	2.4%
		Equity - 33,300 Preferred Units		—	3,330,000	3,330,000	1.2%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$129,945,073	$125,595,735	$118,216,013

Controlled Investments:(5)

Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	$32,566,850	$20,846,571	$9,740,745	3.5%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	14,645,171	9,686,866	4,380,371	1.6%
		Senior Secured First Lien Incremental Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(14)	9/25/2020	3,727,040	3,727,040	3,727,040	1.3%
		Equity - 4,664.6 Class B Units and 9,424.4 Class C Units		—	12	—	0.0%
		Equity - 2,932.3 Common Units		—	400,003	—	0.0%
				50,939,061	34,660,492	17,848,156

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	78,575,000	75,409,700	27.1%
				—	78,575,000	75,409,700

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(13)	11/9/2020	4,255,990	4,255,990	4,255,990	1.5%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(10)(13)	11/9/2020	12,662,077	12,305,096	9,392,728	3.4%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(10)(13)	11/9/2020	8,128,466	7,570,054	—	0.0%
		Equity - 787.4 Class A Units		—	9,550,922	—	0.0%
				25,046,533	33,682,062	13,648,718

TPG Plastics LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (Prime + 5.00% Cash)(15)	12/31/2019	373,051	373,051	373,051	0.1%
		Unsecured Debt (10.00% Cash)(20)		287,810	287,810	287,810	0.1%
		Equity - 35 Class B Units		—	3,317,149	1,644,752	0.6%
				660,861	3,978,010	2,305,613

URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.00% PIK, 2.00% LIBOR Floor)(14)	5/2/2022	17,430,836	17,430,836	17,430,836	6.3%
		Preferred Equity (12.00% PIK)		6,552,890	6,552,890	6,552,890	2.4%
		Equity - 397,466 Common Units		—	12,936,879	9,757,790	3.5%
				23,983,726	36,920,605	33,741,516

Subtotal Controlled Investments				$100,630,181	$187,816,169	$142,953,703

Total Investments, March 31, 2019				$593,496,363	$680,146,816	$612,500,145	220.1%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for U.S. federal income tax purposes totaled $33,845,106, $96,580,044, and $62,734,938, respectively. The tax cost basis of investments is $675,235,083 as of March 31, 2019.

(4)	Percentage is based on net assets of $278,320,976 as of March 31, 2019.

(5)
Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(7)	The investment has an unfunded commitment as of March 31, 2019 (see Note 8), and includes an analysis of the value of any unfunded commitments.

(8)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $30,596,764 and 11.0% of net assets as of March 31, 2019, and are considered restricted securities.

(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.

(10)	The investment was on non-accrual status as of March 31, 2019.

(11)
The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of March 31, 2019, 14.4% of the Company's portfolio investments were non-qualifying assets.

(12)	A portion of this investment was sold via a participation agreement. The amount stated is the portion retained by Medley Capital Corporation (see Note 3).

(13)	The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (“LIBOR”) floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of March 31, 2019 was 2.50%.

(14)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of March 31, 2019 was 2.60%.

(15)
These loans bear interest at an alternate base rate, or in the case of these particular investments the Prime Rate set by the Federal Reserve, plus a given spread. The Prime Rate in effect at March 31, 2019 was 5.50%.

(16)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of March 31, 2019 was 2.60%.

(17)	This investment earns 0.50% commitment fee on all unused commitment as of March 31, 2019, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(18)	This investment represents a Level 2 security in the ASC 820 table as of March 31, 2019 (see Note 4).

(19)	This investment earns 1.00% commitment fee on all unused commitment as of March 31, 2019, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(20)
This investment is scheduled to repay a percentage of the outstanding principal on a quarterly basis. Upon TPG Plastics, LLC obtaining all environmental and product testing authorizations, licenses and permits from all applicable governmental authorities, the remaining outstanding principal is expected to be repaid in full.

(21)	Security is non-income producing.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2018

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

3SI Security Systems, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	6/16/2023	$17,325,000	$17,325,000	$17,325,000	5.4%
				17,325,000	17,325,000	17,325,000

Accupac, Inc.(7)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(13)(19)	9/14/2023	9,788,793	9,788,793	9,788,793	3.1%
				9,788,793	9,788,793	9,788,793

Alpine SG, LLC(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	13,398,750	13,398,750	13,398,750	4.2%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	6,617,630	6,617,630	6,617,630	2.1%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	11/16/2022	—	—	—	0.0%
				20,016,380	20,016,380	20,016,380

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/25/2023	6,500,000	6,500,000	6,565,000	2.1%
				6,500,000	6,500,000	6,565,000

Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)	8/4/2025	7,000,000	7,091,560	7,140,000	2.2%
				7,000,000	7,091,560	7,140,000

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	6/17/2020	13,891,687	13,891,687	13,958,367	4.3%
				13,891,687	13,891,687	13,958,367

Barry's Bootcamp Holdings, LLC(7)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	7,628,570	7,628,570	7,505,750	2.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	7/14/2022	2,200,000	2,200,000	2,200,000	0.7%
				9,828,570	9,828,570	9,705,750

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	7,495,536	7,495,536	7,373,065	2.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)(17)	4/24/2020	267,857	267,857	267,857	0.1%
				7,763,393	7,763,393	7,640,922

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Brook & Whittle Holding Corp.(7)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	10/17/2023	1,320,297	1,320,297	1,331,381	0.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(18)	10/17/2023	—	—	—	0.0%
				1,320,297	1,320,297	1,331,381

Central States Dermatology Services, LLC(7)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	4/20/2022	1,076,331	1,076,331	1,076,331	0.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)(19)	4/20/2022	270,991	270,991	270,991	0.1%
				1,347,322	1,347,322	1,347,322

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan B (Prime + 5.50% PIK)(10)(15)	4/1/2019	1,375,911	1,210,237	234,042	0.1%
		Senior Secured First Lien Term Loan C (Prime + 8.50% PIK)(10)(15)	4/1/2019	10,352,733	4,060,507	—	0.0%
		Preferred Facility (Prime + 7.00% PIK)(10)(15)	4/1/2019	5,883,641	—	—	0.0%
		Equity - 232 Common Units		—	—	—	0.0%
				17,612,285	5,270,744	234,042

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	7/28/2025	4,010,025	3,992,123	4,034,486	1.3%
				4,010,025	3,992,123	4,034,486

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/30/2019	12,890,000	12,890,000	12,890,000	4.0%
		Equity - 350 Common Units		—	700,000	521,203	0.2%
				12,890,000	13,590,000	13,411,203

CT Technologies Intermediate Holdings, Inc.(12)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	12/1/2022	7,500,000	7,500,000	7,223,250	2.2%
				7,500,000	7,500,000	7,223,250

DataOnline Corp.(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	7/31/2025	16,000,000	16,000,000	16,000,000	5.0%
		Revolving Credit Facility (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)(17)	7/31/2024	—	—	—	0.0%
				16,000,000	16,000,000	16,000,000

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)(16)	10/1/2019	2,418,494	2,418,494	2,418,494	0.8%
		Preferred Equity (8.00% PIK)		3,866,737	3,866,737	3,866,737	1.2%
				6,285,231	6,285,231	6,285,231

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(10)(16)	5/6/2019	20,952,402	18,674,779	6,040,577	1.9%
				20,952,402	18,674,779	6,040,577

Engineered Machinery Holdings, Inc.	Capital Equipment	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(14)	7/18/2025	1,671,064	1,656,132	1,662,708	0.5%
				1,671,064	1,656,132	1,662,708

FKI Security Group, LLC(12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	3/30/2020	11,281,250	11,281,250	11,281,250	3.5%
				11,281,250	11,281,250	11,281,250

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)		6,677,895	6,677,895	6,677,895	2.1%
		Equity - 150 Common Units		—	—	1,753,260	0.6%
				6,677,895	6,677,895	8,431,155

Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.50% LIBOR Floor)(14)	9/26/2019	10,930,000	10,930,000	10,930,000	3.4%
				10,930,000	10,930,000	10,930,000

Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)	2/7/2023	9,950,349	9,950,349	9,950,349	3.1%
				9,950,349	9,950,349	9,950,349

Global Accessories Group, LLC(12)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	151,339	0.0%
				—	151,337	151,339

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)(8)	10/15/2019	20,000,000	20,000,000	19,268,000	6.0%
				20,000,000	20,000,000	19,268,000

The Imagine Group, LLC(24)	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(13)	6/21/2023	3,000,000	2,962,275	2,750,100	0.9%
				3,000,000	2,962,275	2,750,100

Impact Group, LLC(7)(25)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	6/27/2023	3,457,319	3,457,319	3,457,319	1.1%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(19)	6/27/2023	1,427,914	1,427,914	1,427,914	0.5%
				4,885,233	4,885,233	4,885,233

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2022	14,062,500	14,062,500	13,048,594	4.1%
				14,062,500	14,062,500	13,048,594

Jackson Hewitt Tax Service Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash)	5/31/2023	7,000,000	7,000,000	7,000,000	2.2%
				7,000,000	7,000,000	7,000,000

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	2/15/2022	19,529,449	19,529,449	19,765,755	6.2%
				19,529,449	19,529,449	19,765,755

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 1.01% of Outstanding Equity(20)	2/19/2024	—	955,680	50,000	0.0%
				—	955,680	50,000

Manna Pro Products, LLC(7)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)	12/8/2023	5,453,570	5,453,570	5,434,482	1.7%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(19)	12/8/2023	670,363	670,363	666,517	0.2%
				6,123,933	6,123,933	6,100,999

Midcoast Energy, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(14)	8/1/2025	3,000,000	2,970,391	3,003,900	0.9%
				3,000,000	2,970,391	3,003,900

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 11.50% PIK, 0.75% LIBOR Floor)(10)(14)	12/31/2018	21,925,733	19,746,873	8,814,145	2.7%
				21,925,733	19,746,873	8,814,145

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	8,151,557	7,813,946	7,654,312	2.4%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	2,808,500	2,808,500	2,637,182	0.8%
		Warrants - 1.56% of Outstanding Equity	1/9/2027	—	499,751	—	0.0%
				10,960,057	11,122,197	10,291,494

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(16)	7/8/2020	2,103,712	2,103,712	1,051,856	0.3%
		Equity - 479,283 Common Units		—	129,406	—	0.0%
		Warrants - 2.8% of Outstanding Equity	7/8/2020	—	52,757	—	0.0%
				2,103,712	2,285,875	1,051,856

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt(26)	7/31/2020	761,905	761,905	761,905	0.2%
		Unsecured Debt(26)	7/31/2021	761,905	761,905	761,905	0.2%
				1,523,810	1,523,810	1,523,810

Redwood Services Group, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	6/6/2023	6,022,406	6,022,406	6,022,406	1.9%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)	6/6/2023	1,373,485	1,373,485	1,373,485	0.4%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	6/6/2023	—	—	—	0.0%
				7,395,891	7,395,891	7,395,891

RMS Holding Company, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	15,269,745	15,269,745	15,269,745	4.8%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	11/16/2022	1,073,204	1,073,204	1,066,744	0.3%
				16,342,949	16,342,949	16,336,489

SavATree, LLC(7)	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)	6/2/2022	1,858,855	1,858,855	1,858,855	0.6%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)(19)	6/2/2022	43,225	43,225	43,225	0.0%
				1,902,080	1,902,080	1,902,080

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (8.00% Cash)	8/31/2019	850,000	850,000	850,000	0.3%
				850,000	850,000	850,000

Seotowncenter, Inc.	Services: Business	Equity - 3,249.697 Common Units		—	500,000	532,885	0.2%
				—	500,000	532,885

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

SFP Holding, Inc.(7)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	9/1/2022	9,739,371	9,739,371	9,739,371	3.0%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(17)	9/1/2022	1,005,364	1,005,364	1,005,364	0.3%
		Equity - 1.42% Company Interest		—	736,905	736,905	0.2%
				10,744,735	11,481,640	11,481,640

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(10)(14)	7/31/2020	7,330,098	7,136,156	3,512,583	1.1%
				7,330,098	7,136,156	3,512,583

SMART Financial Operations, LLC(7)	Retail	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	11/22/2021	2,775,000	2,775,000	2,775,833	0.9%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	11/22/2021	2,325,000	2,325,000	2,326,418	0.7%
		Equity - 700,000 Class A Preferred Units		—	700,000	700,000	0.2%
				5,100,000	5,800,000	5,802,251

SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)	2/17/2022	7,387,500	7,387,500	7,461,375	2.3%
				7,387,500	7,387,500	7,461,375

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		—	263,814	274,367	0.1%
				—	263,814	274,367

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2025	4,000,000	3,945,676	4,000,000	1.2%
				4,000,000	3,945,676	4,000,000

Trans-Fast Remittance LLC(7)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)(17)	12/2/2021	3,567,857	3,567,857	3,571,557	1.1%
		Revolving Credit Facility (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)(17)	12/2/2021	1,875,000	1,875,000	1,875,000	0.6%
				5,442,857	5,442,857	5,446,557

Vail Holdco Corp	Wholesale	Equity - 10,702 Shares of Series A Preferred Stock (12.50% PIK)(8)		10,702,000	10,276,214	10,234,323	3.2%
		Equity - 7,700 Shares of Junior Convertible Preferred Stock		7,700,000	7,700,000	7,700,000	2.4%
		Warrants - 0.4875% of Outstanding Equity		—	425,787	580,416	0.2%
				18,402,000	18,402,001	18,514,739

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor)(14)	4/28/2023	808,000	734,073	734,553	0.2%
		Equity - 5,441 Class A Units		—	302,464	302,464	0.1%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	—	361,667	361,667	0.1%
				808,000	1,398,204	1,398,684

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	9/26/2024	13,807,500	13,807,500	13,807,500	4.3%
		Equity - 1,500 Common Units		—	1,500,000	1,500,000	0.5%
				13,807,500	15,307,500	15,307,500

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(9)		—	518,283	698,024	0.2%
				—	518,283	698,024

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(14)	2/12/2024	4,225,918	4,225,918	4,225,918	1.3%
				4,225,918	4,225,918	4,225,918

Subtotal Non-Controlled/Non-Affiliated Investments				$438,395,898	$428,717,777	$393,149,374

Affiliated Investments:

1888 Industrial Services, LLC(7)(23)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)	9/30/2021	$8,984,232	$8,984,232	$8,984,232	2.8%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(14)	9/30/2021	21,762,155	19,326,112	19,725,217	6.1%
		Revolving Credit Facility (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)(17)	9/30/2021	3,593,693	3,593,693	3,593,693	1.1%
		Equity - 21,562.16 Class A Units		—	—	—	0.0%
				34,340,080	31,904,037	32,303,142

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00% PIK)(10)	7/22/2020	9,072,532	8,446,385	5,876,279	1.8%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		899,200	899,200	(172,800)	(0.1)%
		Equity - 16 Common Units		—	—	—	0.0%
				12,371,732	11,745,585	5,703,479

Brantley Transportation LLC(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	12,829,552	9,000,000	2,882,800	0.9%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(13)	8/2/2017	503,105	503,105	503,105	0.2%
		Equity - 7.5 Common Units		—	—	—	0.0%
				13,332,657	9,503,105	3,385,905

Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 6.15% Membership Interest		2,500,000	2,500,000	2,500,000	0.8%
				2,500,000	2,500,000	2,500,000

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		31,468,755	31,468,755	31,468,755	9.8%
		Preferred Equity - A-1 Preferred (3.00% PIK)		4,072,311	4,072,311	4,072,311	1.3%
		Equity - 57,300 Class B Units		—	57,300	9,825,804	3.1%
				35,541,066	35,598,366	45,366,870

JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred (6.00% PIK)		1,166,292	1,166,292	1,166,292	0.4%
		Equity - 129,588 Class B Units		—	129,588	215,116	0.1%
				1,166,292	1,295,880	1,381,408

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	6/17/2021	6,670,000	6,670,000	6,670,000	2.1%
		Equity - 33,300 Preferred Units		—	3,330,000	3,330,000	1.0%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$105,921,827	$102,546,973	$100,640,804

Controlled Investments:(5)

Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	$30,252,541	$20,846,571	$12,657,663	3.9%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	13,604,437	9,686,866	5,692,096	1.8%
		Senior Secured First Lien Incremental Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(14)	9/25/2020	2,242,721	2,242,721	2,242,721	0.7%
		Equity - 4,664.6 Class B Units and 9,424.4 Class C Units		—	12	—	0.0%
		Equity - 2,932.3 Common Units		—	400,003	—	0.0%
				46,099,699	33,176,173	20,592,480

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	78,575,000	78,370,891	24.4%
				—	78,575,000	78,370,891

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(13)	11/9/2020	4,005,990	4,005,990	4,005,990	1.2%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	11,837,367	11,837,367	11,837,367	3.7%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	7,479,397	7,479,397	7,479,397	2.3%
		Equity - 787.4 Class A Units		—	9,550,922	—	0.0%
				23,322,754	32,873,676	23,322,754

OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 13.00% PIK)(10)(16)	5/5/2019	29,590,984	22,880,599	—	0.0%
		Senior Secured First Lien Term Loan (8.00% PIK)(10)	5/5/2019	4,392,738	4,337,049	1,374,048	0.4%
		Unsecured Debt (8.00% PIK)(10)	7/24/2025	28,912,172	22,727,575	—	0.0%
		Equity - 5,055.56 Common Units		—	872,698	—	0.0%
				62,895,894	50,817,921	1,374,048

TPG Plastics LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (Prime + 0.00% Cash)(15)	12/31/2019	401,346	401,346	401,346	0.1%
		Unsecured Debt (10.00% Cash)(21)		360,000	360,000	360,000	0.1%
		Unsecured Debt (1.00% Cash)(22)		646,996	646,996	646,996	0.2%
		Equity - 35 Class B Units		—	2,670,154	2,670,154	0.8%
				1,408,342	4,078,496	4,078,496

URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.00% PIK, 2.00% LIBOR Floor)(14)	5/2/2022	15,112,754	15,112,754	15,112,754	4.7%
		Preferred Equity (12.00% PIK)		5,850,794	5,850,794	5,850,795	1.8%
		Equity - 397,466 Common Units		—	12,936,879	12,937,518	4.0%
				20,963,548	33,900,427	33,901,067

Subtotal Controlled Investments				$154,690,237	$233,421,693	$161,639,736

Total Investments, September 30, 2018				$699,007,962	$764,686,443	$655,429,914	204.1%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest, as applicable, and is net of repayments.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for U.S. federal income tax purposes totaled $17,795,949, $120,259,250, and $102,463,301, respectively. The tax cost basis of investments is $757,893,215 as of September 30, 2018.

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

(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.

(10)	The investment was on non-accrual status as of September 30, 2018.

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

(21)
This investment is scheduled to repay a percentage of the outstanding principal on a quarterly basis. Upon TPG Plastics, LLC obtaining all environmental and product testing authorizations, licenses and permits from all applicable governmental authorities, the remaining outstanding principal is expected to be repaid in full.

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
March 31, 2019
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

Agreements and Plans of Mergers

On August 9, 2018, the Company entered into a definitive agreement to merge with Sierra Income Corporation (“Sierra”). Pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between the Company and Sierra (the “MCC Merger Agreement”), the Company would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving entity (the “Combined Company”) in the merger (the “MCC Merger”). Under the MCC Merger, each share of our common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of our common stock held by the Company, Sierra or their respective wholly owned subsidiaries, would be converted into the right to receive 0.8050 shares of the Sierra’s common stock. Simultaneously, pursuant to the Agreement and Plan of Merger (the “MDLY Merger Agreement”), dated as of August 9, 2018, by and among MDLY, Sierra, and Sierra Management, Inc., a newly formed Delaware corporation and a wholly owned subsidiary of Sierra (“Merger Sub”), MDLY would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the Merger (the “MDLY Merger” together with the MCC Merger, the “Mergers”), and MDLY’s existing asset management business would continue to operate as a wholly owned subsidiary of the Combined Company. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries, would be converted into the right to receive (i) 0.3836 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders would have the right to receive certain dividends and/or other payments. If the Mergers are successfully consummated, Sierra’s common stock would be listed on the NYSE under the symbol “SRA” and the TASE, with such listings expected to be effective as of the closing date of the Mergers. Upon completion of the Mergers, the investment portfolios of the Company and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors, its wholly controlled adviser subsidiary.

On February 11, 2019, a putative stockholder class action related to the MCC Merger was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd (collectively, “FrontFour”). The action, as consolidated, is captioned In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM (the “Class Action”). The complaint alleged that the Company’s directors (Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, and Arthur S. Ainsberg) breached their fiduciary duties to the Company’s stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. On March 11, 2019, following a two-day trial, the Court issued a Memorandum Opinion (the “Decision”) denying FrontFour’s requests to (i) permanently enjoin the MCC Merger and (ii) require the Company to conduct a “shopping process” for the Company on terms proposed by FrontFour in its complaint. The Court held that the Company’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that Sierra aided and abetted those breaches of fiduciary duties. The Court ordered defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of the Company’s stockholders on the MCC Merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information.

On April 15, 2019, certain parties in the Class Action reached agreement on the principal terms of a settlement, which are contained in a binding term sheet, dated April 15, 2019 (the “Settlement Term Sheet”), among Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, the Company, MCC Advisors, Medley LLC, and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of the Company, on the other hand. The Settlement Term Sheet is intended to form the basis of a definitive stipulation of settlement in the Class Action. The Settlement Term Sheet provides that the Company will seek to obtain the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”). If the foregoing amendments are entered into they will, among other matters (as described in further detail in the Settlement Term Sheet): (a) extend the Outside Date (as defined in the Merger Agreements) to October 31, 2019; (b) permit the Company’s special committee of independent directors (the “MCC Special Committee”) to undertake a sixty-day “go shop” process to solicit superior transactions to the MCC Merger and (c) if the MCC Merger is consummated, create a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma NAV reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Class (as defined in the Settlement Term Sheet). In connection with the Settlement Term Sheet, MDLY has executed an acknowledgement and agreement to take certain actions, including consenting to certain amendments to the Merger Agreements, in furtherance of the transactions contemplated thereby.

In addition, the Settlement Term Sheet provides that the Company and FrontFour will enter into a Governance Agreement pursuant to which, among other matters, FrontFour will be subject to customary standstill restrictions and be required to vote in favor of the MCC Merger at a meeting of stockholders to approve the MCC Merger Agreement and in favor of the directors nominated by our board of directors for election at the Company’s 2019 annual meeting of stockholders.

Under the Settlement Term Sheet, the parties have agreed to cooperate to reduce the agreements reflected therein to a definitive stipulation of settlement (the “Settlement Stipulation”), and to obtain approval of Court of Chancery of the State of Delaware as soon as reasonably practicable thereafter. The Settlement Stipulation will provide for mutual releases between and among FrontFour and the Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Class Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the Class Action and all claims that were or could have been asserted (other than claims against NexPoint Advisors, L.P. and its affiliates) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.

Under the Settlement Term Sheet, the Company and FrontFour have also undertaken to work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision.

If the contemplated amendments to the Merger Agreements have not been entered into by May 15, 2019, the Settlement Term Sheet may be terminated by the Company or FrontFour. The contemplated amendments to the Merger Agreements require the agreement of Sierra and there can be no assurance that such agreement will be obtained or that agreements on the amendments to the Merger Agreements will be reached.

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

Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, effective on October 1, 2018, using the modified retrospective method. Substantially all revenue streams are excluded from the scope of the new standard and the adoption of the standard had no material impact on the Company’s consolidated financial statements.

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. Dividend income, which represents dividends from equity investments and distributions from Taxable Subsidiaries, is recorded on the ex-dividend date and when the distribution is received, respectively.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended March 31, 2019, the Company earned approximately $2.0 million and $4.6 million in PIK interest, respectively. For the three and six months ended March 31, 2018, the Company earned approximately $2.5 million and $5.7 million in PIK interest, respectively.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. Fee income for the three and six months ended March 31, 2019 was approximately $0.3 million and $0.8 million, respectively (see Note 9). Fee income for the three and six months ended March 31, 2018 was approximately $0.5 million and $2.3 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the three and six months ended March 31, 2019, $10.8 million and $10.8 million of our realized losses, respectively, were related to certain non-cash restructuring transactions, which is recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. During the three and six months ended March 31, 2018, $22.2 million and $22.2 million of our realized losses, respectively, were related to certain non-cash restructuring transactions, which is recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2019, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $55.7 million, or 9.1% of the fair value of our portfolio. As of September 30, 2018, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $48.1 million, or 7.3% of the fair value of our portfolio.

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

Recent Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (“ASU 2017-08”). The amendments in ASU 2017-08 require premiums on purchased callable debt securities to be amortized to the security’s earliest call date. Prior to this ASU, premiums and discounts on purchased callable debt securities were generally required to be amortized to the security’s maturity date. The amendments in ASU 2017-08 do not require any changes to treatment of securities held at a discount. ASU 2017-08 is effective for the Company October 1, 2019, with early adoption permitted. Although the company is still evaluating the effect of ASU 2017-08, it does not expect the amendments to have a material impact on its consolidated financial statements.

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

In October 2018, the SEC adopted amendments (the “Amendments”) to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements, or changes in the information environment. In part, the Amendments require an investment company to present distributable earnings in total, rather than showing the three components of distributable earnings. The compliance date for the Amendments is for all filings on or after November 5, 2018. Among the amendments is the requirement to present the changes in shareholders’ equity in the interim financial statements (either in a separate statement or footnote) in quarterly reports on Form 10-Q.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There is no provision for federal excise tax for the calendar year ended 2018 accrued at March 31, 2019. For the calendar year ended December 31, 2017, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains, and subsequently paid $157,922 in federal excise taxes.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of March 31, 2019 and September 30, 2018, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the three and six months ended March 31, 2019, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments. For the three and six months ended March 31, 2018, the change in provision for deferred taxes on the unrealized depreciation on investments was $0.2 million and $0.3 million, respectively.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at March 31, 2019. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of March 31, 2019 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$424,455	62.4%	$352,820	57.6%
Senior Secured Second Lien Term Loans	37,628	5.5	35,851	5.9
Senior Secured First Lien Notes	20,000	2.9	19,268	3.1
Unsecured Debt	2,662	0.4	2,662	0.4
MCC Senior Loan Strategy JV I LLC	78,575	11.6	75,410	12.3
Equity/Warrants	116,827	17.2	126,489	20.7
Total	$680,147	100.0%	$612,500	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants from certain portfolio companies for the objective of increasing total investment returns and are not held for hedging purposes. As of March 31, 2019 and September 30, 2018, the total fair value of warrants was $1.3 million and $1.0 million, respectively, and were included in investments at fair value on the Consolidated Statement of Assets and Liabilities. During the three months ended March 31, 2019, the Company did not acquire any warrant positions. During the six months ended March 31, 2019, the Company acquired additional warrants in one of its existing portfolio investments. During the three and six months ended March 31, 2018, the Company acquired one and two warrant positions, respectively.

Total unrealized appreciation related to warrants for the three and six months ended March 31, 2019 was $0.3 million and $0.3 million, respectively, and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. Total unrealized depreciation related to warrants for the three and six months ended March 31, 2018 was $0.2 million and $0.5 million, respectively, and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual portfolio investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2019 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$109,200	17.8%
Construction & Building	90,269	14.7
Multisector Holdings	75,410	12.3
High Tech Industries	55,845	9.1
Healthcare & Pharmaceuticals	41,858	6.8
Aerospace & Defense	35,437	5.8
Energy: Oil & Gas	31,248	5.1
Containers, Packaging & Glass	28,507	4.7
Wholesale	24,642	4.0
Hotel, Gaming & Leisure	23,120	3.8
Banking, Finance, Insurance & Real Estate	15,408	2.5
Consumer goods: Durable	15,221	2.5
Automotive	11,773	1.9
Services: Consumer	11,258	1.8
Capital Equipment	10,885	1.8
Metals & Mining	6,924	1.1
Environmental Industries	6,007	1.0
Consumer goods: Non-durable	5,955	1.0
Media: Broadcasting & Subscription	5,264	0.9
Forest Products & Paper	2,715	0.5
Media: Advertising, Printing & Publishing	2,709	0.4
Chemicals, Plastics & Rubber	2,306	0.4
Retail	539	0.1
Total	$612,500	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2018 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$95,021	14.5%
Construction & Building	92,850	14.2
Multisector Holdings	78,371	12.0
High Tech Industries	65,662	10.0
Healthcare & Pharmaceuticals	46,020	7.0
Energy: Oil & Gas	45,584	7.0
Aerospace & Defense	36,714	5.6
Hotel, Gaming & Leisure	32,487	5.0
Containers, Packaging & Glass	24,219	3.7
Banking, Finance, Insurance & Real Estate	22,587	3.4
Wholesale	18,515	2.8
Services: Consumer	16,940	2.6
Consumer goods: Durable	15,307	2.3
Automotive	13,027	2.0
Capital Equipment	12,944	2.0
Metals & Mining	8,814	1.3
Consumer goods: Non-durable	6,252	0.9
Retail	5,802	0.9
Media: Broadcasting & Subscription	5,703	0.9
Chemicals, Plastics & Rubber	4,078	0.6
Environmental Industries	3,283	0.5
Media: Advertising, Printing & Publishing	2,750	0.4
Forest Products & Paper	2,500	0.4
Total	$655,430	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at March 31, 2019 (dollars in thousands):

	Fair Value	Percentage
Northeast	$168,931	27.6%
West	158,837	25.9
Midwest	114,473	18.7
Mid-Atlantic	65,139	10.6
Southeast	54,245	8.9
Southwest	50,875	8.3
Total	$612,500	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2018 (dollars in thousands):

	Fair Value	Percentage
Northeast	$167,803	25.6%
West	155,519	23.7
Midwest	118,291	18.1
Southeast	76,676	11.7
Mid-Atlantic	71,962	11.0
Southwest	65,179	9.9
Total	$655,430	100.0%

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the six months ended March 31, 2019 and 2018 were as follows:

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2018	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2019	Income Earned

Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$8,984,232	$—	$—	$—	$—	$8,984,232	$344,796
	Senior Secured First Lien Term Loan B	19,725,217	734,779	—	(7,334,001)	—	13,125,995	759,184
	Revolving Credit Facility	3,593,693	(539,054)	—	—	—	3,054,639	112,249
	Equity	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	5,876,279	—	—	(510,963)	—	5,365,316	—
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	—	—	—	—	—	—
	Preferred Equity Series AAA	(172,800)	72,000	—	—	—	(100,800)	—
	Equity	—	—	—	—	—	—	—
Brantley Transportation LLC	Senior Secured First Lien Term Loan	2,882,800	—	—	(1,248,260)	—	1,634,540	—
	Senior Secured First Lien Delayed Draw Term Loan	503,105	—	—	—	—	503,105	18,817
	Equity	—	—	—	—	—	—	—
Caddo Investors Holdings 1 LLC	Equity	2,500,000	20,842	—	194,105	—	2,714,947	(61,927)
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	—	—	7,824,975	(6,636,810)	—	1,188,165	—
	Revolving Credit Facility	—	585,858	1,322,001	—	—	1,907,859	7,542
	Equity	—	—	—	—	—	—	—

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2018	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2019	Income Earned

JFL-NGS Partners, LLC	Preferred Equity A-2	31,468,755	—	—	—	—	31,468,755	470,738
	Preferred Equity A-1	4,072,311	—	—	—	—	4,072,311	60,917
	Equity	9,825,804	—	—	8,367,519	—	18,193,323	—
JFL-WCS Partners, LLC	Preferred Equity Class A	1,166,292	69,978	—	—	—	1,236,270	35,641
	Equity	215,116	—	—	2,539,925	—	2,755,041	—
Path Medical, LLC	Senior Secured First Lien Term Loan	—	856,808	7,821,824	(182,471)	—	8,496,161	538,508
	Senior Secured First Lien Term Loan A	—	281,574	2,808,500	(162,846)	—	2,927,228	171,909
	Senior Secured First Lien Term Loan C	—	688,926	—	—	—	688,926	36,208
	Equity	—	—	499,751	(499,751)	—	—	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	333,500
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$100,640,804	$2,771,711	$20,277,051	$(5,473,553)	$—	$118,216,013	$2,828,082

Controlled Investments
Capstone Nutrition	Senior Secured First Lien Term Loan	$12,657,663	$—	$—	$(2,916,918)	$—	$9,740,745	$—
	Senior Secured First Lien Delayed Draw Term Loan	5,692,096	—	—	(1,311,725)	—	4,380,371	—
	Senior Secured First Lien Incremental Delayed Draw	2,242,721	1,484,319	—	—	—	3,727,040	204,361
	Equity - Class B and C Units	—	—	—	—	—	—	—
	Equity - Common Units	—	—	—	—	—	—	—
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	78,370,891	—	—	(2,961,191)	—	75,409,700	4,025,000
NVTN LLC	Senior Secured First Lien Term Loan	4,005,990	250,000	—	—	—	4,255,990	132,703
	Senior Secured First Lien Term Loan B	11,837,367	467,729	—	(2,912,368)	—	9,392,728	356,304
	Senior Secured First Lien Term Loan C	7,479,397	90,657	—	(7,570,054)	—	—	—
	Equity	—	—	—	—	—	—	—
OmniVere, LLC	Senior Secured First Lien Term Loan	—	—	—	22,880,599	(22,880,599)	—	(2,822)
	Senior Secured First Lien Term Loan	1,374,048	661,225	—	2,963,001	(4,998,274)	—	—
	Unsecured Debt	—	—	—	22,727,575	(22,727,575)	—	(2,205)
	Equity	—	—	—	872,698	(872,698)	—	—
TPG Plastics LLC	Senior Secured Second Lien Term Loan	401,346	(28,295)	—	—	—	373,051	14,925
	Unsecured Debt	360,000	(12,780)	—	—	(59,410)	287,810	13,667
	Unsecured Debt	646,996	(646,996)	—	—	—	—	2,163

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2018	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2019	Income Earned

	Equity	2,670,154	646,996	—	(1,672,398)	—	1,644,752	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	15,112,754	2,318,082	—	—	—	17,430,836	862,128
	Preferred Equity	5,850,795	702,095	—	—	—	6,552,890	371,091
	Equity	12,937,518	—	—	(3,179,728)	—	9,757,790	—
Total Controlled Investments		$161,639,736	$5,933,032	$—	$26,919,491	$(51,538,556)	$142,953,703	$5,977,315

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2017	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2018	Income Earned

Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$8,984,232	$—	$—	$—	$—	$8,984,232	$295,637
	Senior Secured First Lien Term Loan B	19,746,290	1,251,359	—	(289,649)	—	20,708,000	1,273,390
	Revolving Credit Facility	—	1,437,477	—	—	—	1,437,477	21,227
	Equity	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	8,340,525	105,860	—	(2,570,259)	—	5,876,126	212,657
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	—	—	—	—	—	—
	Preferred Equity Series AAA	43,200	276,800	—	(480,000)	—	(160,000)	—
	Equity	—	—	—	—	—	—	—
Brantley Transportation LLC	Senior Secured First Lien Term Loan	7,719,520	—	—	(1,560,220)	—	6,159,300	—
	Senior Secured First Lien Delayed Draw Term Loan	668,105	—	—	—	—	668,105	21,731
	Equity	—	—	—	—	—	—	—
JFL-NGS Partners, LLC	Preferred Equity A-2	30,552,190	—	—	—	—	30,552,190	457,027
	Preferred Equity A-1	3,953,700	—	—	—	—	3,953,700	59,143
	Equity	63,603	—	—	4,254,525	—	4,318,128	—
JFL-WCS Partners, LLC	Preferred Equity Class A	—	1,166,292	—	—	—	1,166,292	12,829
	Equity	—	129,588	—	—	—	129,588	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	333,500
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$90,071,365	$4,367,376	$—	$(645,603)	$—	$93,793,138	$2,687,141

Controlled Investments
Capstone Nutrition	Senior Secured First Lien Term Loan	$18,002,715	$—	$—	$(5,844,817)	$—	$12,157,898	$—
	Senior Secured First Lien Delayed Draw Term Loan	7,789,760	—	—	(2,529,048)	—	5,260,712	—

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2017	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2018	Income Earned

	Senior Secured First Lien Incremental Delayed Draw	—	2,079,229	—	—	—	2,079,229	59,422
	Equity - Class B and C Units	—	—	—	—	—	—	—
	Equity - Common Units	—	—	—	—	—	—	—
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	56,137,946	14,000,000	—	723,614	—	70,861,560	3,084,375
NVTN LLC	Senior Secured First Lien Term Loan	3,505,990	500,000	—	—	—	4,005,990	99,656
	Senior Secured First Lien Term Loan B	10,604,502	578,617	—	—	—	11,183,119	591,168
	Senior Secured First Lien Term Loan C	6,518,046	450,383	—	—	—	6,968,429	460,614
	Equity	9,550,922	—	—	—	—	9,550,922	—
OmniVere LLC	Senior Secured First Lien Term Loan	24,500,205	—	—	(10,808,466)	—	13,691,739	—
	Senior Secured First Lien Term Loan	1,409,669	1,732,203	—	—	—	3,141,872	82,858
	Unsecured Debt	—	—	—	—	—	—	—
	Equity	—	—	—	—	—	—	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	14,966,563	—	—	—	—	14,966,563	756,643
	Preferred Equity	5,500,000	350,795	—	—	—	5,850,795	339,591
	Equity	12,937,518	—	—	—	—	12,937,518	—
Total Controlled Investments		$171,423,836	$19,691,227	$—	$(18,458,717)	$—	$172,656,346	$5,474,327

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

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the six months ended March 31, 2019 and 2018. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the three and six months ended March 31, 2019 and 2018.

Loan Participation Sales

The Company may sell portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. As of March 31, 2019, there were four participation agreements outstanding with an aggregate fair value of $19.3 million. As of September 30, 2018, there were four participation agreements outstanding with an aggregate fair value of $22.0 million. The transfer of the participated portion of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. In each case, the Company’s loan participation agreements satisfy the following conditions:

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

During the three and six months ended March 31, 2019, the Company collected interest and principal payments on behalf of the participant in aggregate amounts of $1.0 million and $2.0 million, respectively. During the three and six months ended March 31, 2018, the Company collected interest and principal payments on behalf of the participant in aggregate amounts of $2.3 million and $4.2 million, respectively. Under the terms of the participation agreements, the Company will collect and remit periodic payments to the participant equal to the participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

As of March 31, 2019, MCC JV had total capital commitments of $100.0 million, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $89.8 million was funded as of March 31, 2019 relating to these commitments, of which $78.6 million was from the Company. As of March 31, 2019, MCC JV’s board of managers had approved advances of capital of up to $0.3 million of the remaining capital commitments, of which $0.2 million is from the Company.

On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG (“CS”) with commitments of $100 million subject to leverage and borrowing base restrictions. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. The JV Facility bears interest at a rate of LIBOR (with no minimum) + 2.50% per annum. On March 29, 2019, the JV Facility reinvestment period was extended to June 28, 2019 from March 30, 2019. The stated maturity date was not impacted by the JV Facility reinvestment period extension and remained March 30, 2022. As of March 31, 2019 and September 30, 2018, there was approximately $179.3 million outstanding under the JV Facility, respectively.

At March 31, 2019 and September 30, 2018, MCC JV had total investments at fair value of $254.8 million and $251.9 million, respectively. As of March 31, 2019 and September 30, 2018, MCC JV’s portfolio was comprised of senior secured first lien term loans to 60 and 56 borrowers, respectively. As of March 31, 2019, MCC JV did not have any investments on non-accrual status. As of September 30, 2018, certain investments in one portfolio company held by MCC JV were on non-accrual status.

Below is a summary of MCC JV’s portfolio, excluding equity investments, followed by a listing of the individual investments in MCC JV’s portfolio as of March 31, 2019 and September 30, 2018:

	March 31, 2019	September 30, 2018
Senior secured loans(1)	$260,138,993	$256,547,053
Weighted average current interest rate on senior secured loans(2)	7.58%	7.39%
Number of borrowers in MCC JV	60	56
Largest loan to a single borrower(1)	$11,000,215	$11,115,786
Total of five largest loans to borrowers(1)	$46,773,360	$47,982,607

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at par.

MCC JV Loan Portfolio as of March 31, 2019
(unaudited)

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	$11,000,215	$11,000,215	$10,793,411	12.5%
				11,000,215	11,000,215	10,793,411

Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	11/22/2023	2,927,913	2,922,305	2,905,368	3.4%
				2,927,913	2,922,305	2,905,368

Avantor, Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	11/21/2024	2,687,637	2,663,037	2,689,787	3.1%
				2,687,637	2,663,037	2,689,787

BW NHHC HOLDCO INC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/15/2025	5,208,013	5,139,266	4,999,693	5.8%
				5,208,013	5,139,266	4,999,693

Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	2/2/2026	2,967,563	2,910,052	2,987,445	3.5%
				2,967,563	2,910,052	2,987,445

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,376,250	5,340,408	5,231,091	6.1%
				5,376,250	5,340,408	5,231,091

CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,410,627	3,378,906	3,328,431	3.9%
				3,410,627	3,378,906	3,328,431

CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	1,360,956	1,355,082	1,357,554	1.6%
				1,360,956	1,355,082	1,357,554

Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	10/4/2024	9,882,374	9,862,818	9,783,550	11.4%
				9,882,374	9,862,818	9,783,550

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	4,153,477	4,074,396	3,525,472	4.1%
				4,153,477	4,074,396	3,525,472

Deliver Buyer, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/1/2024	2,025,486	2,013,504	2,012,928	2.3%
				2,025,486	2,013,504	2,012,928

Envision Healthcare	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	10/10/2025	1,970,063	1,901,655	1,840,432	2.1%
				1,970,063	1,901,655	1,840,432

GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/1/2025	4,462,485	4,398,136	4,462,486	5.2%
				4,462,485	4,398,136	4,462,486

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,923,664	2,917,311	2,616,387	3.0%
				2,923,664	2,917,311	2,616,387

Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/23/2024	4,925,250	4,910,059	4,777,493	5.5%
				4,925,250	4,910,059	4,777,493

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/20/2023	4,212,342	4,212,342	4,212,342	4.9%
				4,212,342	4,212,342	4,212,342

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/30/2022	1,823,438	1,808,029	1,681,027	2.0%
				1,823,438	1,808,029	1,681,027

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	4/26/2025	4,086,764	4,075,007	3,928,607	4.6%
				4,086,764	4,075,007	3,928,607

The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	7,840,000	7,789,003	7,340,592	8.5%
				7,840,000	7,789,003	7,340,592

Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,900,000	4,867,047	4,831,400	5.6%
				4,900,000	4,867,047	4,831,400

Intermedia Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2025	2,992,500	2,965,302	2,959,283	3.4%
				2,992,500	2,965,302	2,959,283

Isagenix International, LLC	Consumer Goods - Durable	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/16/2025	2,863,438	2,849,177	2,782,688	3.2%
				2,863,438	2,849,177	2,782,688

Jackson Hewitt Tax Services Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	4/20/2023	5,925,000	5,925,000	5,925,000	6.9%
				5,925,000	5,925,000	5,925,000

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	6,194,142	6,109,018	5,904,256	6.9%
				6,194,142	6,109,018	5,904,256

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	4,935,460	4,863,756	4,854,519	5.6%
				4,935,460	4,863,756	4,854,519

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	5,121,795	5,102,862	5,096,186	5.9%
				5,121,795	5,102,862	5,096,186

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Loparex International B.V.	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	4/11/2025	6,616,667	6,588,086	6,576,967	7.6%
				6,616,667	6,588,086	6,576,967

Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	3,044,792	3,044,792	2,908,888	3.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	376,167	376,167	358,469	0.4%
				3,420,959	3,420,959	3,267,357

Midcoast Energy, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/1/2025	3,980,000	3,943,910	3,953,334	4.6%
				3,980,000	3,943,910	3,953,334

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	7/14/2022	2,459,274	2,455,422	2,437,878	2.8%
				2,459,274	2,455,422	2,437,878

NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	8/21/2025	2,992,500	2,978,599	2,977,538	3.5%
				2,992,500	2,978,599	2,977,538

Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	3/28/2025	4,207,500	4,189,398	4,042,566	4.7%
				4,207,500	4,189,398	4,042,566

Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	9/25/2025	449,024	449,024	381,603	0.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	9/25/2025	309,778	309,778	304,402	0.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	9/25/2025	3,859,914	3,824,040	3,802,463	4.4%
				4,618,716	4,582,842	4,488,468

Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	3,423,864	3,411,394	3,313,273	3.8%
				3,423,864	3,411,394	3,313,273

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/19/2022	6,378,948	6,365,031	6,366,828	7.4%
				6,378,948	6,365,031	6,366,828

Phoenix Guarantor Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/5/2026	5,477,083	5,395,717	5,385,616	6.2%
				5,477,083	5,395,717	5,385,616

Plaskolite PPC Intermediate II LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/13/2025	3,241,875	3,179,538	3,236,364	3.8%
				3,241,875	3,179,538	3,236,364

Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/3/2024	3,057,205	3,031,461	3,057,205	3.5%
				3,057,205	3,031,461	3,057,205

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	11/30/2021	4,900,632	4,900,632	4,799,189	5.6%
				4,900,632	4,900,632	4,799,189

PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/3/2024	1,982,311	1,973,383	1,972,400	2.3%
				1,982,311	1,973,383	1,972,400

Recorded Books Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/29/2025	3,980,000	3,943,345	3,980,000	4.6%
				3,980,000	3,943,345	3,980,000

Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	5/25/2023	4,954,226	4,931,111	4,924,996	5.7%
				4,954,226	4,931,111	4,924,996

Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)(1)	2/3/2025	3,440,250	3,434,432	3,299,544	3.8%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)(1)	2/3/2025	1,342,626	1,290,405	1,311,746	1.5%
				4,782,876	4,724,837	4,611,290

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	2/28/2022	2,683,036	2,651,479	2,639,839	3.1%
				2,683,036	2,651,479	2,639,839

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/30/2022	2,591,152	2,573,004	2,591,152	3.0%
				2,591,152	2,573,004	2,591,152

Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	9,875,000	9,834,935	9,754,525	11.3%
				9,875,000	9,834,935	9,754,525

Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	11/11/2024	3,938,886	3,928,543	3,899,497	4.5%
				3,938,886	3,928,543	3,899,497

Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	2/27/2022	3,500,000	3,500,000	3,500,000	4.1%
				3,500,000	3,500,000	3,500,000

SMB Shipping Logistics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	2/5/2024	301,861	299,209	292,866	0.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	2/5/2024	2,179,151	2,160,007	2,114,212	2.5%
				2,481,012	2,459,216	2,407,078

Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/16/2024	3,935,250	3,908,561	3,927,773	4.6%
				3,935,250	3,908,561	3,927,773

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/9/2023	3,955,025	3,923,668	3,622,803	4.2%
				3,955,025	3,923,668	3,622,803

The KEYW Corporation	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	5/8/2024	2,697,674	2,686,130	2,697,674	3.1%
				2,697,674	2,686,130	2,697,674

The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/28/2021	4,371,352	4,371,352	4,340,315	5.0%
				4,371,352	4,371,352	4,340,315

ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	10/11/2024	5,708,741	5,696,627	5,687,618	6.6%
				5,708,741	5,696,627	5,687,618

Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	1/31/2025	2,450,250	2,440,006	2,450,250	2.8%
				2,450,250	2,440,006	2,450,250

United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	2/2/2024	3,820,000	3,804,853	3,746,274	4.3%
				3,820,000	3,804,853	3,746,274

Wheels Up Partners LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.55%, 1.00% LIBOR Floor)(1)	10/15/2021	4,043,606	3,964,019	3,972,438	4.6%
				4,043,606	3,964,019	3,972,438

Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	3/1/2026	6,650,000	6,592,402	6,608,770	7.7%
				6,650,000	6,592,402	6,608,770

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	2/12/2024	8,175,771	8,175,771	8,175,771	9.5%
				8,175,771	8,175,771	8,175,771

Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,610,750	2,610,750	2,552,791	3.0%
				2,610,750	2,610,750	2,552,791

Total Investments, March 31, 2019				$260,138,993	$258,490,674	$254,793,265	295.6%

(1)	Represents the annual current interest rate as of March 31, 2019. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	Percentage is based on MCC JV's net assets of $86,182,514 as of March 31, 2019.

MCC JV Loan Portfolio as of September 30, 2018

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	$11,115,786	$11,115,786	$11,115,786	12.4%
				11,115,786	11,115,786	11,115,786

Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	11/22/2023	2,942,775	2,936,535	2,942,775	3.3%
				2,942,775	2,936,535	2,942,775

Avantor, Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	11/21/2024	5,528,200	5,455,199	5,583,482	6.2%
				5,528,200	5,455,199	5,583,482

BW NHHC HOLDCO INC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(1)	5/15/2025	6,284,250	6,184,580	6,170,505	6.9%
				6,284,250	6,184,580	6,170,505

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,403,750	5,363,877	5,402,669	6.0%
				5,403,750	5,363,877	5,402,669

CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,428,127	3,392,563	3,370,192	3.8%
				3,428,127	3,392,563	3,370,192

CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	2,867,813	2,854,412	2,853,473	3.2%
				2,867,813	2,854,412	2,853,473

Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.50%)(1)	10/4/2024	7,634,615	7,613,184	7,584,990	8.5%
		Delayed Draw Term Loan (LIBOR + 4.50%)(1)	10/4/2024	2,297,782	2,297,782	2,282,846	2.5%
				9,932,397	9,910,966	9,867,836

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan B (ABR + 5.50% PIK, 5.25% ABR Floor)(1)(3)	4/1/2019	242,807	213,451	41,301	0.0%
		Senior Secured First Lien Term Loan C (ABR + 8.50% PIK, 5.25% ABR Floor)(1)(3)	4/1/2019	1,826,953	717,016	—	0.0%
		Senior Secured First Lien Term Loan D (ABR + 7.00% PIK, 5.25% ABR Floor)(1)(3)	4/1/2019	1,038,290	—	—	0.0%
		Equity - 41 Common Units	4/1/2019	—	—	—	0.0%
				3,108,050	930,467	41,301

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	4,175,053	4,080,739	4,064,414	4.5%
				4,175,053	4,080,739	4,064,414

Deliver Buyer, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/1/2024	531,987	530,704	530,657	0.6%
				531,987	530,704	530,657

DigiCert, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	10/31/2024	1,488,750	1,482,238	1,488,750	1.7%
				1,488,750	1,482,238	1,488,750

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Elite Comfort Solutions, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	1/15/2021	5,507,602	5,507,602	5,507,602	6.1%
				5,507,602	5,507,602	5,507,602

GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/1/2025	3,750,000	3,713,265	3,712,500	4.1%
				3,750,000	3,713,265	3,712,500

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,938,931	2,930,787	2,656,795	3.0%
				2,938,931	2,930,787	2,656,795

Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/23/2024	4,950,125	4,933,531	4,950,125	5.5%
				4,950,125	4,933,531	4,950,125

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/20/2023	8,792,361	8,792,361	8,792,361	9.9%
				8,792,361	8,792,361	8,792,361

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/30/2022	1,820,455	1,802,712	1,694,479	1.9%
		Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/30/2022	12,358	12,238	11,503	0.0%
				1,832,813	1,814,950	1,705,982

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	4/26/2025	4,107,353	4,094,567	4,114,746	4.6%
				4,107,353	4,094,567	4,114,746

The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	7,880,000	7,820,824	7,437,932	8.3%
				7,880,000	7,820,824	7,437,932

Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,925,000	4,887,744	4,905,300	5.5%
				4,925,000	4,887,744	4,905,300

Intermedia Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2025	3,000,000	2,970,580	2,970,000	3.3%
				3,000,000	2,970,580	2,970,000

Isagenix International, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/16/2025	2,937,813	2,922,007	2,894,920	3.2%
				2,937,813	2,922,007	2,894,920

Jackson Hewitt Tax Services Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	5/31/2023	6,000,000	6,000,000	6,000,000	6.7%
				6,000,000	6,000,000	6,000,000

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	6,225,584	6,131,648	6,194,456	6.9%
				6,225,584	6,131,648	6,194,456

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	4,999,557	4,919,799	4,960,560	5.5%
				4,999,557	4,919,799	4,960,560

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	5,423,077	5,400,078	5,450,192	6.1%
				5,423,077	5,400,078	5,450,192

Loparex International B.V.	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	4/11/2025	6,650,000	6,615,014	6,716,500	7.5%
				6,650,000	6,615,014	6,716,500

Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	3,060,208	3,060,208	3,049,498	3.4%
		Delayed Draw Term Loan (LIBOR + 6.00%)(1)	12/8/2023	376,167	376,167	374,850	0.4%
				3,436,375	3,436,375	3,424,348

Midcoast Energy, LLC	Energy: Oil & gas	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/1/2025	4,000,000	3,960,877	4,005,200	4.5%
				4,000,000	3,960,877	4,005,200

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	7/14/2022	4,557,382	4,549,251	4,557,382	5.1%
				4,557,382	4,549,251	4,557,382

Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	3/28/2025	4,228,750	4,209,044	4,207,606	4.7%
				4,228,750	4,209,044	4,207,606

Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	3,441,288	3,427,525	3,441,288	3.8%
				3,441,288	3,427,525	3,441,288

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/19/2022	4,911,410	4,911,410	4,911,410	5.5%
				4,911,410	4,911,410	4,911,410

Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/3/2024	6,160,625	6,103,585	6,099,019	6.8%
				6,160,625	6,103,585	6,099,019

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	11/30/2021	4,875,423	4,875,423	4,807,655	5.4%
				4,875,423	4,875,423	4,807,655

PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/3/2024	1,992,273	1,982,463	1,982,311	2.2%
				1,992,273	1,982,463	1,982,311

Recorded Books Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.50%)(1)	8/29/2025	4,000,000	3,960,299	3,960,299	4.4%
				4,000,000	3,960,299	3,960,299

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	5/25/2023	5,205,684	5,173,271	5,212,452	5.8%
				5,205,684	5,173,271	5,212,452

Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)(1)	2/3/2025	3,457,625	3,449,777	3,457,625	3.9%
				3,457,625	3,449,777	3,457,625

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	2/28/2022	2,720,536	2,683,070	2,720,808	3.0%
				2,720,536	2,683,070	2,720,808

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/30/2022	3,904,564	3,873,416	3,904,564	4.4%
				3,904,564	3,873,416	3,904,564

Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	9,925,000	9,881,191	9,925,000	11.1%
				9,925,000	9,881,191	9,925,000

Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	11/11/2024	5,211,928	5,196,997	5,191,602	5.8%
				5,211,928	5,196,997	5,191,602

SMB Shipping Logistics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	2/5/2024	2,493,671	2,469,513	2,468,735	2.8%
				2,493,671	2,469,513	2,468,735

Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/16/2024	3,955,025	3,921,489	3,955,025	4.4%
				3,955,025	3,921,489	3,955,025

Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/9/2023	4,975,000	4,930,568	4,975,000	5.6%
				4,975,000	4,930,568	4,975,000

The KEYW Corporation	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	5/8/2024	3,337,209	3,321,534	3,305,172	3.7%
				3,337,209	3,321,534	3,305,172

The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/28/2021	4,923,664	4,923,664	4,923,664	5.5%
				4,923,664	4,923,664	4,923,664

ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	10/11/2024	4,987,500	4,974,219	5,001,965	5.6%
				4,987,500	4,974,219	5,001,965

Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	1/31/2025	2,462,625	2,451,451	2,462,625	2.7%
				2,462,625	2,451,451	2,462,625

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	9/1/2024	3,880,000	3,863,202	3,880,000	4.3%
				3,880,000	3,863,202	3,880,000

Vertex Aerospace Services Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 4.75%)(1)	6/29/2025	1,496,250	1,488,975	1,511,213	1.7%
				1,496,250	1,488,975	1,511,213

Wheels Up Partners LLC	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 8.55%, 1.00% LIBOR Floor)(1)	10/15/2021	4,437,529	4,333,078	4,380,729	4.9%
				4,437,529	4,333,078	4,380,729

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	2/12/2024	8,217,063	8,217,063	8,217,063	9.2%
				8,217,063	8,217,063	8,217,063

Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,625,500	2,625,500	2,622,349	2.9%
				2,625,500	2,625,500	2,622,349

Total Investments, September 30, 2018				$256,547,053	$252,887,053	$251,913,920	281.2%

(1)	Represents the annual current interest rate as of September 30, 2018. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	This investment was on non-accrual status as of September 30, 2018.

(4)	Percentage is based on MCC JV's net assets of $89,580,037 as of September 30, 2018.

Below is certain summarized financial Information for MCC JV as of March 31, 2019 and September 30, 2018, and for the three months ended March 31, 2019 and 2018:

	March 31, 2019	September 30, 2018
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: of $258,490,674 and $252,887,053, respectively)	$254,793,265	$251,913,920
Cash	9,406,437	14,035,722
Other assets	998,084	2,614,208
Total assets	$265,197,786	$268,563,850

Line of credit (net of debt issuance costs of $1,488,629 and $1,408,462, respectively)	$177,811,371	$177,871,538
Other liabilities	396,032	379,030
Interest payable	807,869	733,245
Total liabilities	179,015,272	178,983,813
Members' capital	86,182,514	89,580,037
Total liabilities and members' capital	$265,197,786	$268,563,850

	For the three months ended March 31		For the six months ended March 31
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total revenues	$5,143,154	$3,917,128	$10,120,425	$7,599,131
Total expenses	(2,748,463)	(2,069,228)	(5,431,559)	(4,000,610)
Net unrealized appreciation/(depreciation)	(806,438)	99,810	(2,724,275)	46,339
Net realized gain/(loss)	49,381	179,544	(742,113)	612,508
Net income/(loss)	$1,637,634	$2,127,254	$1,222,478	$4,257,368

Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated Control Investments, if any, are considered “significant subsidiaries.” In evaluating these investments, there are three tests utilized to determine if any Controlled Investments are considered significant subsidiaries: the investment test, the asset test and the income test. Rule 3-09 of Regulation S-X requires the Company to include separate audited financial statements of any unconsolidated majority-owned subsidiary (Control Investments in which the Company owns greater than 50% of the voting securities) in the Company's annual report on Form 10-K if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information of Control Investments in the Company's annual report on Form 10-K if any of the three tests exceeds 10%, and summarized financial information in the Company's quarterly report on Form 10-Q if any of the three tests exceeds 20% pursuant to Rule 10-01(b)(1) of Regulation S-X.

After performing the income analysis for the six months ended March 31, 2019, our investment in NVTN LLC exceeded the 20% threshold under Rule 10-01(b)(1) of Regulation S-X. Accordingly, the following tables show summarized unaudited financial information for NVTN LLC:

	March 31, 2019	September 30, 2018
Balance Sheet Data(1)
Current assets	$3,232,951	$3,615,917
Non-current assets	$29,755,723	$33,770,103
Current liabilities	$4,037,286	$2,550,219
Non-current liabilities	$34,457,665	$32,474,480

	For the three months ended March 31		For the six months ended March 31
	2019	2018	2019	2018
Summary of Operations(1)
Total revenues	$7,751,266	$7,741,718	$15,099,915	$15,785,500
Cost of sales	1,885,573	1,929,162	3,694,842	3,881,211
Operating expenses	6,675,414	7,150,345	13,047,950	13,778,957
Other expenses	1,573,534	1,247,444	2,597,217	2,396,155
Net loss	$(2,383,255)	$(2,585,233)	$(4,240,094)	$(4,270,823)

(1)	All amounts are unaudited.

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of March 31, 2019 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$352,820	$352,820
Senior Secured Second Lien Term Loans	—	—	35,851	35,851
Senior Secured First Lien Notes	—	—	19,268	19,268
Unsecured Debt	—	—	2,662	2,662
Equity/Warrants	—	—	126,489	126,489
Total	$—	$—	$537,090	$537,090
MCC Senior Loan Strategy JV I LLC(1)				75,410
Total Investments, at fair value				$612,500

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended March 31, 2019 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2018	$395,015	$48,890	$19,268	$3,381	$110,455	$577,009
Purchases and other adjustments to cost	3,328	821	—	(647)	2,589	6,091
Originations	50,169	1,500	—	—	72	51,741
Sales	(32,030)	(11,828)	—	—	—	(43,858)
Settlements	(28,752)	(2,141)	—	(13)	(1)	(30,907)
Net realized gains/(losses) from investments	(44,061)	114	—	(22,787)	(873)	(67,607)
Net transfers in and/or out of Level 3	—	—	—	—	—	—
Net unrealized gains/(losses)	9,151	(1,505)	—	22,728	14,247	44,621
Balance as of March 31, 2019	$352,820	$35,851	$19,268	$2,662	$126,489	$537,090

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

Net change in unrealized loss included in earnings related to investments still held as of March 31, 2019 and 2018 was approximately $12.5 million and $65.6 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended March 31, 2019, none of our investments transferred in or out of Level 3. During the six months ended March 31, 2018, one of our senior secured first lien notes with a fair value of $7.0 million transferred from Level 2 to Level 3 because of the decrease in availability of the transaction data or the inputs to the valuation.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of March 31, 2019 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$211,079	Income Approach (DCF)	Market Yield	6.76% - 17.19% (10.13%)
Senior Secured First Lien Term Loans	84,774	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)/ Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate Expected Proceeds	1.35x - 1.35x (1.35x) 3.50x - 6.75x (5.96x) 10.00% - 18.00% (16.63%) $1.2M - $17.5M ($14.0M)
Senior Secured First Lien Term Loans	56,967	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Senior Secured First Lien Notes	19,268	Income Approach (DCF)	Market Yield	17.66%
Senior Secured Second Lien Term Loans	15,127	Income Approach (DCF)	Market Yield	10.31% - 18.15% (14.58%)
Senior Secured Second Lien Term Loans	17,804	Market Approach (Guideline Comparable)/Income Approach (DCF)	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate	0.70x - 0.70x (0.70x) 4.50x - 7.25x (7.19x) 16.50% - 16.50% (16.50%)
Senior Secured Second Lien Term Loans	2,920	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Unsecured Debt	850	Income Approach (DCF)	Market Yield	7.72%
Unsecured Debt	288	Market Approach (Guideline Comparable)	EBITDA Multiple(1)	4.00x - 5.00x (4.50x)
Unsecured Debt	1,524	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Equity	112,445	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)/Enterprise Value Analysis/Option Model	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate Expected Proceeds Volatility	0.70x - 1.35x (0.70x) 3.50x - 13.50x (8.65x) 10.00% - 21.50% (17.20%) $5.7M - $47.5M ($47.5M) 50.00% - 50.00% (50.00%)
Equity	2,715	Net Asset Value (NAV)	Net Asset Value (NAV)	N/A
Equity	11,329	Income Approach (DCF)	Market Yield	12.67%
Total	$537,090

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

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks over specified time frames. The Earnout and AMI were initially recorded an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration will be remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of March 31, 2019, there was no change in fair value of the contingent consideration.

Note 5. Borrowings

As a BDC, we are generally only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

However, in March 2018, the Small Business Credit Availability Act modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from 200% to 150%, if certain requirements under the 1940 Act are met. Under the 1940 Act, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the 1940 Act allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after the one-year anniversary of such approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

On November 16, 2012, we obtained an exemptive order from the SEC to permit us to exclude the debt of the SBIC LP guaranteed by the SBA from our 200% asset coverage requirement under the 1940 Act. The exemptive order provides us with increased flexibility under the 200% asset coverage requirement by permitting SBIC LP to borrow up to $150 million more than it would otherwise be able to absent the receipt of this exemptive order.

The Company’s outstanding debt excluding debt issuance costs as of March 31, 2019 and September 30, 2018 was as follows (dollars in thousands):

	March 31, 2019				September 30, 2018
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
2021 Notes	$74,013	$74,013	$74,013	$74,664	$74,013	$74,013	$74,013	$74,960
2023 Notes	77,847	77,847	77,847	76,446	89,847	89,847	89,847	89,128
2024 Notes	120,156	120,156	120,156	97,980	121,276	121,276	121,276	112,993
SBA Debentures	135,000	135,000	135,000	135,000	135,000	135,000	135,000	135,000
Total	$407,016	$407,016	$407,016	$384,090	$420,136	$420,136	$420,136	$412,081

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

On January 31, 2018, the Company voluntarily prepaid the remaining $102.0 million outstanding on the Term Loan Facility in accordance with its terms. The payment was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.9 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

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

The following table shows the components of interest expense, commitment fees related to the Facilities, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities for the three and six months ended March 31, 2019 and 2018 (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2019	2018	2019	2018
Revolving Facility interest	$—	$304	$—	$714
Revolving Facility commitment fee	—	364	—	774
Term Facility interest	—	384	—	1,505
Amortization of debt issuance costs	—	562	—	814
Agency and other fees	—	18	—	38
Total	$—	$1,632	$—	$3,845
Weighted average stated interest rate	—%	4.6%	—%	4.4%
Weighted average outstanding balance	$—	$60,633	$—	$101,462

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

On December 12, 2016, the Company entered into an “At-The-Market” (“ATM”) debt distribution agreement with FBR Capital Markets & Co., through which the Company could offer for sale, from time to time, up to $40.0 million in aggregate principal amount of the 2023 Notes. The Company sold 1,573,872 of the 2023 Notes at an average price of $25.03 per note, and raised $38.6 million in net proceeds, through the ATM debt distribution agreement.

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

2024 Notes

On January 26, 2018, the Company priced a debt offering in Israel of $121.3 million Series A Notes (the “2024 Notes,” and together with the 2021 Notes and the 2023 Notes, the “Unsecured Notes”). The 2024 Notes will mature on February 27, 2024 and the principal will be payable in four annual installments, of which 25% will be payable on each February 27 for the years 2021 through 2024. The 2024 Notes are listed on the Tel Aviv Stock Exchange (“TASE”) and denominated in New Israeli Shekels, but linked to the US Dollar at a fixed exchange rate which mitigates any currency exposure to the Company. The 2024 Notes have not been and will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements. In connection with this offering, we have dual listed our common stock on TASE. As of March 27, 2018, the 2024 Notes may be redeemed in whole or in part at anytime or from time to time at the Company's option. The 2024 Notes bear interest at a rate of 5.55% per year, payable semi-annually on February 27 and August 27 of each year, beginning August 27, 2018.

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

As of March 31, 2019, the Company has net assets of less than $285 million. As a result, upon filing of this quarterly report on Form 10-Q, the interest rate on the 2024 Notes will increase by one-half percent (0.50%) per annum in accordance with the deed of trust governing the 2024 Notes. The 2024 Notes include certain trigger events that result in an increase in the interest rate on the 2024 Notes, including the Company having net assets of less than $285 million or the Company not satisfying the 70% maximum debt to total assets covenant. If the Company does not satisfy either of these tests, then the interest rate on the 2024 Notes increases by one-half percent (0.50%) per annum, which is the maximum amount that the interest rate will increase. The effective date of the increase is the date that the Company publishes its financial statements indicating the non-compliance, and the rate increase continues until the next publication date of the Company’s financial statement demonstrating compliance with the foregoing tests.

The deed of trust governing the 2024 Notes includes certain customary covenants, including minimum net assets of $275 million and a maximum debt to total assets ratio of 70%. The date for determining compliance with these financial covenants is the date that the Company publishes its financial statements (i.e., in a quarterly report on Form 10-Q or an annual report on Form 10-K) with the SEC. If the Company does not satisfy these financial covenants for two consecutive quarters, it is an event of default under the deed of trust governing the 2024 Notes. If this event of default is expected to occur, the Company has the right to request the trustee under the 2024 Notes to appoint an emergency committee of the three largest noteholders for the purpose of obtaining a one-quarter extension of time to satisfy the financial covenants. If the Company does not make this request and the breach occurs, or if the emergency committee does not grant the extension, then the trustee is required to convene a meeting of the noteholders as described below.

In addition to not complying with the financial covenants as described above, the events of default include: (i) a change of control of the Company (defined in the deed of trust as MCC Advisors’ ceasing to provide investment management or advisory services to the Company); (ii) the Company not publishing a tender offer for the purchase of all of the 2024 Notes within 45 days; (iii) the Company not paying any amount due and payable to the holders of the 2024 Notes within seven business days after the payment due date; (iv) certain insolvency and receivership events with respect to the

Company or with respect to all or substantially all of its assets, and (v) the 2024 Notes being delisted from the TASE or the TASE’s suspension of trading of the 2024 Notes for more than 60 days.

If an event of default occurs under the deed of trust governing the 2024 Notes, there is no automatic acceleration or mandatory redemption of the 2024 Notes. Rather, the trustee is required to convene a meeting of the noteholders for a vote on whether to accelerate the 2024 Notes. Noteholders holding at least 50% of the principal amount of the 2024 Notes must be present at the meeting for a quorum to exist, and if a quorum exists, then the vote of a majority of the noteholders present at the meeting controls.

As of March 31, 2019, we have net assets in excess of $275 million and a maximum debt to total assets ratio of below 70%. Therefore, as of March 31, 2019, we were in compliance with the minimum net assets covenant under the 2024 Notes. However, if we experience realized losses or unrealized declines in the fair value of the Company’s portfolio investments due to either portfolio company specific or macro-economic factors, it is reasonably likely, absent injection of capital or waivers or an amendment to the covenants set forth in the deed of trust governing the 2024 Notes, that we could not satisfy the minimum net assets covenant under the 2024 Notes as early as the date we publish financial statements for the quarter ending June 30, 2019, which would be no later than August 9, 2019. While there are no immediate consequences to breaching this financial covenant for a single period, if the Company reports net assets of less than $275 million for two consecutive quarters and does not obtain a one-quarter extension of time as described above, the holders of the 2024 Notes can require the trustee to accelerate the 2024 Notes. In that regard, if the Company’s net assets are below $275 million as of June 30, 2019, and the Company’s net assets remain below $275 million as of September 30, 2019, and the Company does not obtain an extension of time for compliance as described above or an adequate waiver or amendment, then an event of default on the 2024 Notes will occur on the date that the Company publishes its annual report on Form 10-K for the fiscal year ending September 30, 2019, which would be no later than December 16, 2019.

As of March 31, 2019, the Company’s net assets are $278 million, resulting in a cushion of approximately $3 million. It is reasonably likely that the Company’s net assets could decline by more than $3 million by June 30, 2019, which would result in a breach of the financial covenant described above.  To address these matters, we may pursue alternatives which could include discussions with the trustee and holders of the 2024 Notes regarding potential waivers and/or an amendment to the covenants set forth in the deed of trust. Any such waivers or an amendment may be subject to conditions that may not be satisfied. If market or other conditions are not favorable, or if such discussions do not result in a favorable outcome, we may be unable to take any such actions or obtain waivers or an amendment from the trustee or holders of the 2024 Notes. In addition, the Company is also exploring the possibility of raising additional capital, which will have the effect of increasing the Company’s net assets, as another means to cure any future non-compliance with the financial covenants of the deed of trust. The Company continues to actively pursue the Mergers. If the Mergers are consummated, we expect it would result in the Company’s ability to comply with the financial covenants described above as the Combined Company is projected to have net assets well in excess of $275 million and debt to total assets ratio well below 70%. Alternatively, we believe we have the ability to sell certain portfolio investments and reduce other controllable cash outflows in order to increase our liquidity to levels sufficient to meet our debt obligations under the 2024 Notes and any other anticipated cash needs to meet our obligations as they become due.

The foregoing description of the terms of 2024 Notes and the deed of trust does not purport to be complete and is qualified in its entirety by reference to the full text of the deed of trust incorporated by reference as an exhibit to this quarterly report on Form 10-Q.

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

During the quarter ended December 31, 2018, the Company exchanged $1.0 million United States Dollars to New Israeli Shekels at a rate of 3.73 USD/NIS in order to repurchase the 2024 Notes on the TASE. As the 2024 Notes were trading below par at the time of the repurchase, and the USD/NIS (foreign currency) spot rate was higher than the fixed exchange rate agreed upon in the deed of trust, the Company was able to repurchase and retire 3,812,000 units, which resulted in $1,119,201 aggregate principal amount of the 2024 Notes being retired. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized gain of $0.1 million and was recorded on the Consolidated Statements of Operations as a gain on extinguishment of debt which was netted against the $0.2 million loss on extinguishment of debt we realized from the 2023 Notes mentioned above.

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Unsecured Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of March 31, 2019 and September 30, 2018, the Unsecured Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Unsecured Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Unsecured Notes. As of March 31, 2019 and September 30, 2018, debt issuance costs related to the Unsecured Notes were as follows (dollars in thousands):

	March 31, 2019				September 30, 2018
	2021 Notes	2023 Notes	2024 Notes	Total	2021 Notes	2023 Notes	2024 Notes	Total
Total Debt Issuance Costs	$3,226	$3,102	$6,287	$12,615	$3,226	$3,102	$6,287	$12,615
Amortized Debt Issuance Costs	2,070	1,988	1,687	5,745	1,756	1,656	965	4,377
Unamortized Debt Issuance Costs	$1,156	$1,114	$4,600	$6,870	$1,470	$1,446	$5,322	$8,238

For the three and six months ended March 31, 2019 and 2018, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Unsecured Notes were as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2019	2018	2019	2018
2021 Notes interest	$1,203	$1,203	$2,405	$2,405
2023 Notes interest	1,192	1,531	2,570	3,105
2023 Notes premium	(1)	(1)	(1)	(1)
2024 Notes interest	1,644	1,090	3,166	1,091
Amortization of debt issuance costs	561	529	1,139	780
Total	$4,599	$4,352	$9,279	$7,380
Weighted average stated interest rate	6.0%	5.9%	5.9%	6.1%
Weighted average outstanding balance	$272,016	$261,125	$278,539	$218,530

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

SBIC LP received a letter from the SBA (the “SBA Letter”), dated March 14, 2019, informing SBIC LP of certain alleged regulatory issues constituting a default under the terms of the SBIC LP’s outstanding SBA Debentures. The SBA Letter stated that SBIC LP had until March 29, 2019, fifteen (15) days from the date of the SBA Letter, to provide the SBA with certain additional information regarding the alleged regulatory issues, unless extended by the SBA.

SBIC LP’s management submitted an orderly wind-down plan to the SBA to prepay the remaining $135.0 million of outstanding SBA Debentures using available cash at SBIC LP as well as the sale of assets to third parties or affiliates of SBIC LP.

On March 28, 2019, SBIC LP agreed and made a repayment of $50.0 million of outstanding SBA Debentures on April 3, 2019 using available cash at SBIC LP and the cure period was extended to April 19, 2019.

On April 18, 2019, SBIC LP agreed and made a repayment of $20.0 million of outstanding SBA Debentures on April 23, 2019 and an additional $30.0 million of outstanding SBA Debentures on April 30, 2019 using proceeds from the sale of certain assets and the cure period was extended to May 10, 2019.

On May 10, 2019, SBIC LP made the final repayment of the remaining $35.0 million of outstanding SBA Debentures using proceeds from the sale of certain assets.

The Company believes the wind-down plan of SBIC LP will not have a material impact on the Company’s net investment income per share. In addition, the Company believes the wind-down will not have an adverse impact on the Company’s other operations. The Company has received the necessary consents and waivers under the MCC Merger Agreement to permit the repayment of the outstanding SBA Debentures.

As of March 31, 2019 and September 30, 2018, SBIC LP had $75.0 million in regulatory capital and had $135.0 million SBA Debentures outstanding that mature between March 2024 and September 2025.

Our fixed-rate SBA Debentures as of March 31, 2019 and September 30, 2018 were as follows (dollars in thousands):

	March 31, 2019		September 30, 2018
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate
March 2014	$29,000	3.951%	$29,000	3.951%
September 2014	50,000	3.370	50,000	3.370
September 2014	6,000	3.775	6,000	3.775
September 2015	50,000	3.571	50,000	3.571
Weighted Average Rate/Total	$135,000	3.587%	$135,000	3.587%

As of March 31, 2019, the carrying amount of the SBA Debentures approximated their fair value. The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2019 and September 30, 2018, the SBA Debentures would be deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the SBA Debentures are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the SBA Debentures. As of March 31, 2019 and September 30, 2018, debt issuance costs related to the SBA Debentures were as follows (dollars in thousands):

	March 31, 2019	September 30, 2018
Total Debt Issuance Costs	$5,138	$5,138
Amortized Debt Issuance Costs	3,257	3,042
Unamortized Debt Issuance Costs	$1,881	$2,096

For the three and six months ended March 31, 2019 and 2018, the components of interest, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2019	2018	2019	2018
SBA Debentures interest	$1,194	$1,346	$2,415	$2,722
Amortization of debt issuance costs	106	140	214	282
Total	$1,300	$1,486	$2,629	$3,004
Weighted average stated interest rate	3.6%	3.6%	3.6%	3.6%
Weighted average outstanding balance	$135,000	$150,000	$135,000	$150,000

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

The hurdle amount for the incentive fee on net investment income is determined on a quarterly basis, and is equal to 1.5% multiplied by the Company’s net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments to the Company’s net assets, as determined as of the beginning of each applicable calendar quarter, in order to account for any capital raising or other capital actions as a result of any issuances by the Company of its common stock (including issuances pursuant to our dividend reinvestment plan), any repurchase by the Company of its own common stock, and any dividends paid by the Company, each as may have occurred during the relevant quarter. The incentive fee for any partial period will be appropriately pro-rated. Any incentive fee on net investment income will be paid to MCC Advisors on a quarterly basis, and will be based on the amount by which (A) aggregate net investment income (“Ordinary Income”) in respect of the relevant Trailing Twelve Quarters exceeds (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.” For the avoidance of doubt, Ordinary Income is net of all fees and expenses, including the reduced base management fee but excluding any incentive fee on Pre-Incentive Fee net investment income or on the Company’s capital gains.

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

For the three and six months ended March 31, 2019, the Company incurred base management fees to MCC Advisors of $3.1 million and $6.3 million, respectively. For the three and six months ended March 31, 2018, the Company incurred base management fees to MCC Advisors of $3.8 million and $7.8 million, respectively.

For the three and six months ended March 31, 2019 and 2018, the Company did not waive any management fees under the Fee Waiver Agreement. For the three and six months ended March 31, 2018, base management fees, net of the voluntary $0.4 million waiver was $3.4 million and $7.4 million, respectively.

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

For the three and six months ended March 31, 2019 and 2018, the Company did not incur any incentive fees on net investment income because pre-incentive fee net investment income did not exceed the hurdle amount under the formula that exists under the investment management agreement.

As of March 31, 2019 and September 30, 2018, $3.1 million and $3.3 million, respectively, were included in “management and incentive fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to the administration agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three and six months ended March 31, 2019, we incurred $0.7 million and $1.7 million in administrator expenses, respectively. For the three and six months ended March 31, 2018, we incurred $1.0 million and $1.8 million in administrator expenses, respectively.

As of March 31, 2019 and September 30, 2018, $0.7 million and $0.8 million, respectively, were included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

Note 8. Commitments

Guarantees

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of March 31, 2019 and September 30, 2018, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

Unfunded commitments

As of March 31, 2019 and September 30, 2018, we had commitments under loan and financing agreements to fund up to $15.2 million to 13 portfolio companies and $36.1 million to 17 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2019 and September 30, 2018 is shown in the table below (dollars in thousands):

	March 31, 2019	September 30, 2018
Accupac, Inc. - Delayed Draw Term Loan	$2,612	$2,612
Dynamic Energy Services International LLC - Revolver	1,892	—
DataOnline Corp. - Revolver	1,890	1,890
Barry's Bootcamp Holdings, LLC - Delayed Draw Term Loan	1,271	1,271
1888 Industrial Services, LLC - Revolver	1,258	719
Trans-Fast Remittance LLC - Delayed Draw Term Loan	1,057	1,057
Alpine SG, LLC - Revolver	1,000	1,000
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Redwood Services Group, LLC - Revolver	875	1,750
RMS Holding Company, LLC - Revolver	691	2,327
Barry's Bootcamp Holdings, LLC - Revolver	660	2,200
Manna Pro Products, LLC - Delayed Draw Term Loan	429	429
Black Angus Steakhouses, LLC - Revolver	313	625
Path Medical, LLC - Delayed Draw Term Loan C	295	—
Access Media Holdings, LLC - Series AAA Preferred Equity	101	173
SFP Holding, Inc. - Delayed Draw Term Loan	—	2,765
Central States Dermatology Services, LLC - Delayed Draw Term Loan	—	137
SavATree, LLC - Delayed Draw Term Loan	—	123
Impact Group, LLC - Delayed Draw Term Loan	—	8,567
Redwood Services Group, LLC - Delayed Draw Term Loan	—	4,839
SMART Financial Operations, LLC - Delayed Draw Term Loan	—	2,400
Brook & Whittle Holding Corp. - Delayed Draw Term Loan	—	310
Total	$15,237	$36,087

Legal Proceedings

We are a party to certain legal proceedings incidental to the normal course of our business, including where third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, other than the legal proceeding disclosed below, we do not expect that these proceedings will have a material effect on our financial condition or results of operations.

On February 11, 2019, a putative stockholder class action related to the MCC Merger was commenced in the Court of Chancery of the State of Delaware by FrontFour. The action, as consolidated, is captioned In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM (the “Class Action”). The complaint alleged that the Company’s directors (Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, and Arthur S. Ainsberg) breached their fiduciary duties to the Company’s stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. On March 11, 2019, following a two-day trial, the Court issued the Decision denying FrontFour’s requests to (i) permanently enjoin the MCC Merger and (ii) require the Company to conduct a “shopping process” for the Company on terms proposed by FrontFour in its complaint. The Court held that the Company’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that Sierra aided and abetted those breaches of fiduciary duties. The Court ordered defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of the Company’s stockholders on the MCC Merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information.

On April 15, 2019, certain parties in the Class Action reached agreement on the principal terms of a settlement, which are contained in the Settlement Term Sheet, among the Medley Parties, on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of the Company, on the other hand. The Settlement Term Sheet is intended to form the basis of a definitive stipulation of settlement in the Class Action. The Settlement Term Sheet provides that the Company will seek to obtain the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement. If the foregoing amendments are entered into they will, among other matters (as described in further detail in the Settlement Term Sheet): (a) extend the Outside Date (as defined in the Merger Agreements) to October 31, 2019; (b) permit the MCC Special Committee to undertake a sixty-day “go shop” process to solicit superior transactions to the MCC Merger and (c) if the MCC Merger is consummated, create a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma NAV reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Class (as defined in the Settlement Term Sheet). In connection with the Settlement Term Sheet, MDLY has executed an acknowledgement and agreement to take certain actions, including consenting to certain amendments to the Merger Agreements, in furtherance of the transactions contemplated thereby.

In addition, the Settlement Term Sheet provides that the Company and FrontFour will enter into a Governance Agreement pursuant to which, among other matters, FrontFour will be subject to customary standstill restrictions and be required to vote in favor of the MCC Merger at a meeting of stockholders to approve the MCC Merger Agreement and in favor of the directors nominated by our board of directors for election at the Company’s 2019 annual meeting of stockholders.

Under the Settlement Term Sheet, the parties have agreed to cooperate to reduce the agreements reflected therein to the Settlement Stipulation, and to obtain approval of Court of Chancery of the State of Delaware as soon as reasonably practicable thereafter. The Settlement Stipulation will provide for mutual releases between and among FrontFour and the Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Class Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the Class Action and all claims that were or could have been asserted (other than claims against NexPoint Advisors, L.P. and its affiliates) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.

Under the Settlement Term Sheet, the Company and FrontFour have also undertaken to work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision.

If the contemplated amendments to the Merger Agreements have not been entered into by May 15, 2019, the Settlement Term Sheet may be terminated by the Company or FrontFour. The contemplated amendments to the Merger Agreements require the agreement of Sierra and there can be no assurance that such agreement will be obtained or that agreements on the amendments to the Merger Agreements will be reached.

Note 9. Fee Income

Fee income consists of origination/closing fees, amendment fees, prepayment penalty fees, administrative agent fees, and other miscellaneous fees. The following tables summarize the Company’s fee income for the three and six months ended March 31, 2019 and 2018 (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2019	2018	2019	2018
Origination fees	$71	$161	$270	$1,617
Amendment fees	88	—	202	179
Administrative agent fees	85	145	161	306
Prepayment fees	74	—	146	20
Other fees	—	190	—	222
Fee income	$318	$496	$779	$2,344

Note 10. Directors Fees

The Company's independent directors each receive an annual fee of $90,000. They also receive $3,000, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, and $2,500, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee meeting. The chair of the Audit Committee receives an annual fee of $25,000 and the chair of the Nominating and Corporate Governance Committee and the Compensation Committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the Audit Committee receive an annual fee of $12,500, and other members of the Nominating and Corporate Governance Committee and the Compensation Committee receive an annual fee of $6,000.

On January 26, 2018, the board of directors established the MCC Special Committee, for the purpose of assessing the merits of various proposed strategic transactions. As compensation for serving on the MCC Special Committee, each independent director received a one-time retainer of $25,000 plus reimbursement of out-of-pocket expenses, consistent with the Company’s policies for reimbursement of members of the board of directors. In addition, the chairman of the MCC Special Committee receives a monthly fee of $15,000 and other members receive a monthly fee of $10,000.

On April 15, 2019, the board of directors appointed David A. Lorber and Lowell W. Robinson to the Board to fill the vacancies on the Board created by the resignations of Mark Lerdal and John E. Mack, respectively. In addition, the board of directors added: (i) Messrs. Lorber and Robinson to the MCC Special Committee, with Mr. Lorber serving as Chair of the MCC Special Committee; (ii) Mr. Lorber to the Nominating and Corporate Governance Committee and the Compensation Committee; and Mr. Robinson to the Audit Committee. In addition to the compensation described above, each of Mr.

Lorber and Mr. Robinson received the one-time retainer of $25,000 plus reimbursement of out-of-pocket expenses, consistent with the Company's policies for reimbursement of members of the board of directors.

No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940 Act). For the three and six months ended March 31, 2019, we accrued $0.4 million and $0.7 million for directors’ fees expense, respectively. For the three and six months ended March 31, 2018, we accrued $0.3 million and $0.4 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of March 31, 2019.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three months ended March 31, 2019 and 2018 (dollars in thousands, except share and per share amounts):

	For the three months ended March 31		For the six months ended March 31
	2019	2018	2019	2018
Basic and diluted:
Net increase/(decrease) in net assets resulting from operations	$(24,609)	$(28,779)	$(34,687)	$(60,723)
Weighted average common shares outstanding	54,474,211	54,474,211	54,474,211	54,474,211
Earnings per common share-basic and diluted	$(0.45)	$(0.53)	$(0.64)	$(1.11)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended March 31, 2019 and 2018:

	For the six months ended March 31
	2019	2018
Per share data(1):
Net asset value per share at beginning of period	$5.90	$8.45

Net investment income(2)	(0.16)	0.20
Net realized gains/(losses) on investments	(1.24)	(0.43)
Net unrealized appreciation/(depreciation) on investments	0.76	(0.87)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	0.01
Loss on extinguishment of debt	—	(0.02)
Net increase/(decrease) in net assets	(0.64)	(1.11)

Distributions from net investment income	(0.15)	(0.32)
Distributions from tax return of capital	—	—
Distributions from net realized gains	—	—
Net asset value at end of period	$5.11	$7.02

Net assets at end of period	$278,320,976	$382,274,960
Shares outstanding at end of period	54,474,211	54,474,211

Per share market value at end of period	$3.11	$3.98
Total return based on market value(3)	(15.83)%	(28.71)%
Total return based on net asset value(4)	(9.30)%	(11.16)%
Portfolio turnover rate(5)	16.50%	25.29%

The following is a schedule of ratios and supplemental data for the six months ended March 31, 2019 and 2018:

	For the six months ended March 31
	2019	2018
Ratios:
Ratio of net investment income to average net assets after waivers(5)(6)	(5.65)%	4.90%
Ratio of total expenses to average net assets after waivers(5)(6)	22.77%	12.43%
Ratio of incentive fees to average net assets after waivers(6)	—%	—%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(5)(6)(11)	22.77%	12.43%
Percentage of non-recurring fee income(7)	2.31%	5.41%
Average debt outstanding(8)	$413,538,818	$469,991,053
Average debt outstanding per common share	$7.59	$8.63
Asset coverage ratio per unit(9)	2,023	2,287
Total Debt Outstanding(12):
Revolving Credit Facility	$—	$12,000,000
Term Loan Facility	$—	$—
2021 Notes	$74,012,825	$74,012,825
2023 Notes	$77,846,800	$89,846,800
2024 Notes	$120,156,489	$121,275,690
SBA Debentures	$135,000,000	$150,000,000

Average market value per unit:
Facilities(10)	N/A	N/A
SBA debentures(10)	N/A	N/A
2021 Notes	$25.07	$25.68
2023 Notes	$24.68	$25.15
2024 Notes	$245.62	$283.27

(1)	Table may not foot due to rounding.

(2)
Net investment income excluding management and incentive fee waivers based on total weighted average common stock outstanding equals $(0.16) and $0.19 per share for the six months ended March 31, 2019 and 2018, respectively.

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

(6)
For the six months ended March 31, 2019, excluding management and incentive fee waivers, the ratio of net investment income, total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets were (5.65)%, 22.77%, 0.00%, and 22.77%, respectively. For the six months ended March 31, 2018, excluding management and incentive fee waivers, the ratio of net investment income, total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets were 4.81%, 12.52%, 0.00%, and 12.52%, respectively.

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

The following table summarizes the Company’s dividend distributions during the six months ended March 31, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
During the six months ended March 31, 2019
11/16/2018	12/5/2018	12/20/2018	$0.10
2/10/2019	2/22/2019	3/12/2019	0.05
			$0.15

Date Declared	Record Date	Payment Date	Amount Per Share
During the six months ended March 31, 2018
10/31/2017	11/22/2017	12/22/2017	$0.16
1/30/2018	2/1/2018	3/23/2018	0.16
			$0.32

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

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the six months ended March 31, 2019.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 4, 2018, and elsewhere in this quarterly report on Form 10-Q.

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

Agreements and Plan of Mergers

On August 9, 2018, the Company entered into a definitive agreement to merge with Sierra Income Corporation (“Sierra”). Pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between the Company and Sierra (the “MCC Merger Agreement”), the Company would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving entity (the “Combined Company”) in the merger (the “MCC Merger”). Under the MCC Merger, each share of our common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of our common stock held by the Company, Sierra or their respective wholly owned subsidiaries, would be converted into the right to receive 0.8050 shares of the Sierra’s common stock. Simultaneously, pursuant to the Agreement and Plan of Merger (the “MDLY Merger Agreement”), dated as of August 9, 2018, by and among Medley Management Inc. (“MDLY”), Sierra, and Sierra Management, Inc., a newly formed Delaware corporation and a wholly owned subsidiary of Sierra (“Merger Sub”), MDLY would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the Merger (the “MDLY Merger” together with the MCC Merger, the “Mergers”), and MDLY’s existing asset management business would continue to operate as a wholly owned subsidiary of the Combined Company. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries, would be converted into the right to receive (i) 0.3836 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders would have the right to receive certain dividends and/or other payments. If the Mergers are successfully consummated, Sierra’s common stock would be listed on the New York Stock Exchange (“NYSE”) under the symbol “SRA” and the TASE, with such listings expected to be effective as of the closing date of the Mergers. Upon completion of the Mergers, the investment portfolios of the Company and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors, its wholly controlled adviser subsidiary. Set forth below are certain risks relating to the Mergers.

On February 11, 2019, a putative stockholder class action related to the MCC Merger was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd (collectively, “FrontFour”). The action, as consolidated, is captioned In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM (the “Class Action”). The complaint alleged that the Company’s directors (Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, and Arthur S. Ainsberg) breached their fiduciary duties to the Company’s stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. On March 11, 2019, following a two-day trial, the Court issued a Memorandum Opinion (the “Decision”) denying FrontFour’s requests to (i) permanently enjoin the MCC Merger and (ii) require the Company to conduct a “shopping process” for the Company on terms proposed by FrontFour in its complaint. The Court held that the Company’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that Sierra aided and abetted those breaches of fiduciary duties. The Court ordered defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of the Company’s stockholders on the MCC Merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information.

On April 15, 2019, certain parties in the Class Action reached agreement on the principal terms of a settlement, which are contained in a binding term sheet, dated April 15, 2019 (the “Settlement Term Sheet”), among Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, the Company, MCC Advisors, Medley LLC, and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of the Company, on the other hand. The Settlement Term Sheet is intended to form the basis of a definitive stipulation of settlement in the Class Action. The Settlement Term Sheet provides that the Company will seek to obtain the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”). If the foregoing amendments are entered into they will, among other matters (as described in further detail in the Settlement Term Sheet): (a) extend the Outside Date (as defined in the Merger Agreements) to October 31, 2019; (b) permit the Company’s special committee of independent directors (the “MCC Special Committee”) to undertake a sixty-day “go shop” process to solicit superior transactions to the MCC Merger and (c) if the MCC Merger is consummated, create a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma NAV reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Class (as defined in the Settlement Term Sheet). In connection with the Settlement Term Sheet, MDLY has executed an acknowledgement and agreement to take certain actions, including consenting to certain amendments to the Merger Agreements, in furtherance of the transactions contemplated thereby.

In addition, the Settlement Term Sheet provides that the Company and FrontFour will enter into a Governance Agreement pursuant to which, among other matters, FrontFour will be subject to customary standstill restrictions and be required to vote in favor of the MCC Merger at a meeting of stockholders to approve the MCC Merger Agreement and in favor of the directors nominated by our board of directors for election at the Company’s 2019 annual meeting of stockholders.

Under the Settlement Term Sheet, the parties have agreed to cooperate to reduce the agreements reflected therein to a definitive stipulation of settlement (the “Settlement Stipulation”), and to obtain approval of Court of Chancery of the State of Delaware as soon as reasonably practicable thereafter. The Settlement Stipulation will provide for mutual releases between and among FrontFour and the Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Class Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the Class Action and all claims that were or could have been asserted (other than claims against NexPoint Advisors, L.P. and its affiliates) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.

Under the Settlement Term Sheet, the Company and FrontFour have also undertaken to work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision.

If the contemplated amendments to the Merger Agreements have not been entered into by May 15, 2019, the Settlement Term Sheet may be terminated by the Company or FrontFour. The contemplated amendments to the Merger Agreements require the agreement of Sierra and there can be no assurance that such agreement will be obtained or that agreements on the amendments to the Merger Agreements will be reached.

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

Portfolio and Investment Activity

As of March 31, 2019 and September 30, 2018, our portfolio had a fair market value of approximately $612.5 million and $655.4 million, respectively. The following table summarizes our portfolio and investment activity during the three months ended March 31, 2019 and 2018 (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2019	2018	2019	2018
Investments made in new portfolio companies	$—	$4,896	$648	$77,953
Investments made in existing portfolio companies	13,268	15,341	51,741	24,979
Aggregate amount in exits and repayments	(30,968)	(79,537)	(74,765)	(127,396)
Net investment activity	$(17,700)	$(59,300)	$(22,376)	$(24,464)

Portfolio Companies, at beginning of period	62	68	67	64
Number of new portfolio companies	—	2	2	8
Number of exited portfolio companies	(2)	(6)	(9)	(8)
Portfolio companies, at end of period	60	64	60	64

Number of investments in existing portfolio companies	13	10	19	14

The following table summarizes the amortized cost and the fair value of our average portfolio company investment, including the equity investment in the MCC Senior Loan Strategy JV I LLC (“MCC JV”), and largest portfolio company investment, excluding the equity investment in the MCC JV, as of March 31, 2019 and September 30, 2018 (dollars in thousands):

	March 31, 2019		September 30, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company investment	$11,336	$10,208	$11,413	$9,783
Largest portfolio company investment	31,469	31,469	31,469	31,469

The following table summarizes the amortized cost and the fair value of investments as of March 31, 2019 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$424,455	62.4%	$352,820	57.6%
Senior Secured Second Lien Term Loans	37,628	5.5	35,851	5.9
Senior Secured First Lien Notes	20,000	2.9	19,268	3.1
Unsecured Debt	2,662	0.4	2,662	0.4
MCC Senior Loan Strategy JV I LLC	78,575	11.6	75,410	12.3
Equity/Warrants	116,827	17.2	126,489	20.7
Total	$680,147	100.0%	$612,500	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2018 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$475,801	62.2%	$395,015	60.3%
Senior Secured Second Lien Term Loans	49,162	6.4	48,890	7.5
Senior Secured First Lien Notes	20,000	2.6	19,268	2.9
Unsecured Debt	26,108	3.4	3,381	0.5
MCC Senior Loan Strategy JV I LLC	78,575	10.3	78,371	11.9
Equity/Warrants	115,040	15.1	110,505	16.9
Total	$764,686	100.0%	$655,430	100.0%

As of March 31, 2019, our income-bearing investment portfolio, which represented 80.7% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 9.5%, and 80.4% of our income-bearing investment portfolio bore interest based on floating rates, such as the London Interbank Offering Rate (“LIBOR”), while 19.6% of our income-bearing investment portfolio bore interest at fixed rates. As of March 31, 2019, the weighted average yield based upon cost of our total portfolio was approximately 5.9%. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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
Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2019 and September 30, 2018 (dollars in thousands):

	March 31, 2019		September 30, 2018
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$211,425	34.5%	$50,245	7.7%
2	230,410	37.6	448,240	68.4
3	108,956	17.8	106,236	16.2
4	23,022	3.8	503	0.1
5	38,687	6.3	50,206	7.6
Total	$612,500	100.0%	$655,430	100.0%

Results of Operations

Operating results for the three and six months ended March 31, 2019 and 2018 are as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2019	2018	2019	2018
Total investment income	$12,587	$17,035	$26,789	$37,666
Total expenses, net	23,182	13,431	35,625	26,749
Net investment income before excise taxes	(10,595)	3,604	(8,836)	10,917
Excise tax expense	—	(24)	—	(158)
Net investment income	(10,595)	3,580	(8,836)	10,759
Net realized gains/(losses) from investments	(10,615)	(23,331)	(67,338)	(23,352)
Net unrealized appreciation/(depreciation) on investments	(3,399)	(8,060)	41,610	(47,252)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	190	—	280
Loss on extinguishment of debt	—	(1,158)	(123)	(1,158)
Net increase/(decrease) in net assets resulting from operations	$(24,609)	$(28,779)	$(34,687)	$(60,723)

Investment Income

For the three months ended March 31, 2019, investment income totaled $12.6 million, of which $12.3 million was attributable to portfolio interest and dividend income, and $0.3 million to fee income. For the six months ended March 31, 2019, investment income totaled $26.8 million, of which $26.0 million was attributable to portfolio interest and dividend income, and $0.8 million to fee income.

For the three months ended March 31, 2018, investment income totaled $17.0 million, of which $16.5 million was attributable to portfolio interest and dividend income, and $0.5 million to fee income. For the six months ended March 31, 2018, investment income totaled $37.7 million, of which $35.4 million was attributable to portfolio interest and dividend income, and $2.3 million to fee income.

Operating Expenses

Operating expenses for the three and six months ended March 31, 2019 and 2018 are as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2019	2018	2019	2018
Base management fees	$3,084	$3,776	$6,270	$7,844
Incentive fees	—	—	—	—
Interest and financing expenses	5,899	7,470	11,908	14,229
Professional fees	10,157	556	11,357	1,142
General and administrative	2,881	672	3,485	1,429
Administrator expenses	668	956	1,700	1,824
Directors fees	376	251	669	398
Insurance	117	130	236	263
Expenses before management and incentive fee waivers	23,182	13,811	35,625	27,129
Management fee waiver	—	(380)	—	(380)
Incentive fee waiver	—	—	—	—
Expenses, net of management and incentive fee waivers	$23,182	$13,431	$35,625	$26,749

For the three months ended March 31, 2019, total operating expenses before management and incentive fee waivers increased by $9.4 million, or 67.8%, compared to the three months ended March 31, 2018. For the six months ended March 31, 2019, total operating expenses before management and incentive fee waivers increased by $8.5 million, or 31.3%, compared to the six months ended March 31, 2018.

Interest and Financing Expenses

Interest and financing expenses for the three months ended March 31, 2019 decreased by $1.6 million, or 21.0%, compared to the three months ended March 31, 2018. The decrease in interest and financing expenses was primarily due to the $102.0 million voluntary repayment of the Senior Secured Term Loan Credit Facility (the “Term Loan Facility”), the voluntary satisfaction and termination of the Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”), the redemption of $13.0 million and $12.0 million of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes”) on March 12, 2018 and December 31, 2018, respectively, and the $15.0 million repayment of the SBA-guaranteed debentures (the “SBA Debentures”) on September 1, 2018, partially offset by the issuance of the 2024 Notes.

Interest and financing expenses for the six months ended March 31, 2019 decreased by $2.3 million, or 16.3%, compared to the six months ended March 31, 2018. The decrease in interest and financing expenses was primarily due to the $102.0 million voluntary repayment of the Term Loan Facility, the voluntary satisfaction and termination of the Revolving Credit Facility, the redemption of $13.0 million and $12.0 million of the 2023 Notes on March 12, 2018 and December 31, 2018, respectively, and the $15.0 million repayment of the SBA Debentures on September 1, 2018, partially offset by the issuance of the 2024 Notes.

Base Management Fees and Incentive Fees

Base management fees for the three months ended March 31, 2019 decreased by $0.7 million, or 18.3%, compared to the three months ended March 31, 2018 due to the decline in the portfolio in the period. The Company did not incur incentive fees for the three months ended March 31, 2019 and 2018.

Base management fees for the six months ended March 31, 2019 decreased by $1.6 million, or 20.1%, compared to the six months ended March 31, 2018 due to the decline in the portfolio in the period. The Company did not incur incentive fees for the six months ended March 31, 2019 and 2018.

Professional Fees and Other General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended March 31, 2019 increased by $11.6 million, or 453.4%, compared to the three months ended March 31, 2018 primarily due to an increase in legal expenses, directors expenses, proxy soliciting expenses, and administrative expenses in connection with the MCC Merger, offset by a decrease in valuation expenses, general administrative expenses, and insurance expenses.

Professional fees and general and administrative expenses for the six months ended March 31, 2019 increased by $12.4 million, or 245.1%, compared to the six months ended March 31, 2018 primarily due to an increase in legal expenses, directors expenses, proxy soliciting expenses, and administrative expenses in connection with the MCC Merger, offset by a decrease in valuation expenses, general administrative expenses, and insurance expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended March 31, 2019, we recognized $10.6 million of realized losses on our portfolio investments. The realized losses were primarily due to the non-cash restructuring of one of our investments. During the six months ended March 31, 2019, we recognized $67.3 million of realized losses on our portfolio investments. The realized losses were primarily due to the non-cash restructuring of one of our investments as well as the write off of certain investments in two of our portfolio companies.

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

During the three months ended March 31, 2019, the Company did not recognize a loss on extinguishment of debt.

During the six months ended March 31, 2019, the Company recognized a net loss on extinguishment of debt of $0.1 million, which is comprised of $0.2 million loss on extinguishment of debt from the $13.0 million partial redemption of the 2023 Notes, offset by a $0.1 million gain on extinguishment of debt from the repurchase and retirement of $1.1 million of the 2024 Notes.

During the three and six months ended March 31, 2018 the Company recognized a $1.2 million loss on extinguishment of debt from the $102.0 million repayment of the Term Loan Facility as well as the redemption of $13.0 million of the 2023 Notes.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio.

For the three months ended March 31, 2019, we had $3.4 million of net unrealized depreciation of investments. The net unrealized depreciation comprised of $12.3 million of net unrealized depreciation on investments offset by $8.9 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized or written-off during the period.

For the six months ended March 31, 2019, we had $41.6 million of net unrealized appreciation of investments. The net unrealized appreciation comprised of $19.6 million of net unrealized depreciation on investments offset by $61.2 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized or written-off during the period.

For the three months ended March 31, 2018, we had $8.1 million of net unrealized depreciation of investments. The net unrealized depreciation comprised of $31.3 million of net unrealized depreciation on investments offset by $23.2 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized or written-off during the period.

For the six months ended March 31, 2018, we had $47.3 million of net unrealized depreciation of investments. The net unrealized depreciation comprised of $65.6 million of net unrealized depreciation on investments offset by $18.3 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized or written-off during the period.

Provision for Deferred Taxes on Unrealized Depreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and six months ended March 31, 2019, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments. For the three and six months ended March 31, 2018, the change in provision for deferred taxes on the unrealized depreciation on investments was $0.2 million and $0.3 million, respectively.

Changes in Net Assets from Operations

For the three months ended March 31, 2019, we recorded a net decrease in net assets resulting from operations of $24.6 million compared to a net decrease in net assets resulting from operations of $28.8 million for the three months ended March 31, 2018 as a result of the factors discussed above. Based on 54,474,211 weighted average common shares outstanding for the three months ended March 31, 2019 and 2018, our per share net decrease in net assets resulting from operations was $0.45 and $0.53 for three months ended March 31, 2019 and 2018, respectively.

For the six months ended March 31, 2019, we recorded a net decrease in net assets resulting from operations of $34.7 million compared to a net decrease in net assets resulting from operations of $60.7 million for the six months ended March 31, 2018 as a result of the factors discussed above. Based on 54,474,211 weighted average common shares outstanding for the six months ended March 31, 2019 and 2018, our per share net decrease in net assets resulting from operations was $0.64 and $1.11 for six months ended March 31, 2019 and 2018, respectively.

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

As of March 31, 2019, we had $73.4 million in cash and cash equivalents, of which $53.3 million was held by Medley SBIC LP (“SBIC LP”). In connection with the wind-down of SBIC LP, SBIC LP agreed to and made a repayment of $50.0 million of outstanding SBA Debentures on April 3, 2019 using available cash currently at SBIC LP. See “- SBA Debentures” below. As a result of this repayment to the SBA, as of the date of this quarterly report on Form 10-Q, we had $19.8 million in cash and cash equivalents, of which $4.0 was held by SBIC LP.

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

On January 31, 2018, the Company voluntarily prepaid the remaining $102.0 million outstanding on the Term Loan Facility in accordance with its terms. The payment was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.9 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

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

On December 12, 2016, the Company entered into an “At-The-Market” (“ATM”) debt distribution agreement with FBR Capital Markets & Co., through which the Company could offer for sale, from time to time, up to $40.0 million in aggregate principal amount of the 2023 Notes. The Company sold 1,573,872 of the 2023 Notes at an average price of $25.03 per note, and raised $38.6 million in net proceeds, through the ATM debt distribution agreement.

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

As of March 31, 2019, the Company has net assets of less than $285 million. As a result, upon filing of this quarterly report on Form 10-Q, the interest rate on the 2024 Notes will increase by one-half percent (0.50%) per annum in accordance with the deed of trust governing the 2024 Notes. The 2024 Notes include certain trigger events that result in an increase in the interest rate on the 2024 Notes, including the Company having net assets of less than $285 million or the Company not satisfying the 70% maximum debt to total assets covenant. If the Company does not satisfy either of these tests, then the interest rate on the 2024 Notes increases by one-half percent (0.50%) per annum, which is the maximum amount that the interest rate will increase. The effective date of the increase is the date that the Company publishes its financial statements indicating the non-compliance, and the rate increase continues until the next publication date of the Company’s financial statement demonstrating compliance with the foregoing tests.

The deed of trust governing the 2024 Notes includes certain customary covenants, including minimum net assets of $275 million and a maximum debt to total assets ratio of 70%. The date for determining compliance with these financial covenants is the date that the Company publishes its financial statements (i.e., in a quarterly report on Form 10-Q or an annual report on Form 10-K) with the SEC. If the Company does not satisfy these financial covenants for two consecutive quarters, it is an event of default under the deed of trust governing the 2024 Notes. If this event of default is expected to occur, the Company has the right to request the trustee under the 2024 Notes to appoint an emergency committee of the three largest noteholders for the purpose of obtaining a one-quarter extension of time to satisfy the financial covenants. If the Company does not make this request and the breach occurs, or if the emergency committee does not grant the extension, then the trustee is required to convene a meeting of the noteholders as described below.

In addition to not complying with the financial covenants as described above, the events of default include: (i) a change of control of the Company (defined in the deed of trust as MCC Advisors’ ceasing to provide investment management or advisory services to the Company); (ii) the Company not publishing a tender offer for the purchase of all of the 2024 Notes within 45 days; (iii) the Company not paying any amount due and payable to the holders of the 2024 Notes within seven business days after the payment due date; (iv) certain insolvency and receivership events with respect to the Company or with respect to all or substantially all of its assets, and (v) the 2024 Notes being delisted from the TASE or the TASE’s suspension of trading of the 2024 Notes for more than 60 days.

If an event of default occurs under the deed of trust governing the 2024 Notes, there is no automatic acceleration or mandatory redemption of the 2024 Notes. Rather, the trustee is required to convene a meeting of the noteholders for a vote on whether to accelerate the 2024 Notes. Noteholders holding at least 50% of the principal amount of the 2024 Notes must be present at the meeting for a quorum to exist, and if a quorum exists, then the vote of a majority of the noteholders present at the meeting controls.

As of March 31, 2019, we have net assets in excess of $275 million and a maximum debt to total assets ratio of below 70%. Therefore, as of March 31, 2019, we were in compliance with the minimum net assets covenant under the 2024 Notes. However, if we experience realized losses or unrealized declines in the fair value of the Company’s portfolio investments due to either portfolio company specific or macro-economic factors, it is reasonably likely, absent injection of capital or waivers or an amendment to the covenants set forth in the deed of trust governing the 2024 Notes, that we could not satisfy the minimum net assets covenant under the 2024 Notes as early as the date we publish financial statements for the quarter ending June 30, 2019, which would be no later than August 9, 2019. While there are no immediate consequences to breaching this financial covenant for a single period, if the Company reports net assets of less than $275 million for two consecutive quarters and does not obtain a one-quarter extension of time as described above, the holders of the 2024 Notes can require the trustee to accelerate the 2024 Notes. In that regard, if the Company’s net assets are below $275 million as of June 30, 2019, and the Company’s net assets remain below $275 million as of September 30, 2019, and the Company does not obtain an extension of time for compliance as described above or an adequate waiver or amendment, then an event of default on the 2024 Notes will occur on the date that the Company publishes its annual report on Form 10-K for the fiscal year ending September 30, 2019, which would be no later than December 16, 2019.

As of March 31, 2019, the Company’s net assets are $278 million, resulting in a cushion of approximately $3 million. It is reasonably likely that the Company’s net assets could decline by more than $3 million by June 30, 2019, which would result in a breach of the financial covenant described above.  To address these matters, we may pursue alternatives which could include discussions with the trustee and holders of the 2024 Notes regarding potential waivers and/or an amendment to the covenants set forth in the deed of trust. Any such waivers or an amendment may be subject to conditions that may not be satisfied. If market or other conditions are not favorable, or if such discussions do not result in a favorable outcome, we may be unable to take any such actions or obtain waivers or an amendment from the trustee or holders of the 2024 Notes. In addition, the Company is also exploring the possibility of raising additional capital, which will have the effect of increasing the Company’s net assets, as another means to cure any future non-compliance with the financial covenants of the deed of trust. The Company continues to actively pursue the Mergers. If the Mergers are consummated, we expect it would result in the Company’s ability to comply with the financial covenants described above as the Combined Company is projected to have net assets well in excess of $275 million and debt to total assets ratio well below 70%. Alternatively, we believe we have the ability to sell certain portfolio investments and reduce other controllable cash outflows in order to increase our liquidity to levels sufficient to meet our debt obligations under the 2024 Notes and any other anticipated cash needs to meet our obligations as they become due. .

The foregoing description of the terms of 2024 Notes and the deed of trust does not purport to be complete and is qualified in its entirety by reference to the full text of the deed of trust incorporated by reference as an exhibit to this quarterly report on Form 10-Q.

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

During the quarter ended December 31, 2018, the Company exchanged $1.0 million United States Dollars to New Israeli Shekels at a rate of 3.73 USD/NIS in order to repurchase the 2024 Notes on the TASE. As the 2024 Notes were trading below par at the time of the repurchase, and the USD/NIS (foreign currency) spot rate was higher than the fixed exchange rate agreed upon in the deed of trust, the Company was able to repurchase and retire 3,812,000 units, which resulted in $1,119,201 aggregate principal amount of the 2024 Notes being retired. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized gain of $0.1 million and was recorded on the Consolidated Statements of Operations as a gain on extinguishment of debt which was netted against the $0.2 million loss on extinguishment of debt we realized from the 2023 Notes mentioned above.

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

On November 16, 2012, we obtained an exemptive order from the SEC to permit us to exclude the debt of the SBIC LP guaranteed by the SBA from our 200% asset coverage requirement under the 1940 Act. The exemptive order provides us with increased flexibility under the 200% asset coverage requirement by permitting SBIC LP to borrow up to $150.0 million more than it would otherwise be able to absent the receipt of this exemptive order.

On September 1, 2018, the Company repaid $15.0 million in aggregate principal amount of the SBA Debentures. The repayment was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.2 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

SBIC LP received a letter from the SBA (the “SBA Letter”), dated March 14, 2019, informing SBIC LP of certain alleged regulatory issues constituting a default under the terms of the SBIC LP’s outstanding SBA Debentures. The SBA Letter stated that SBIC LP had until March 29, 2019, fifteen (15) days from the date of the SBA Letter, to provide the SBA with certain additional information regarding the alleged regulatory issues, unless extended by the SBA.

SBIC LP’s management submitted an orderly wind-down plan to the SBA to prepay the remaining $135.0 million of outstanding SBA Debentures using available cash at SBIC LP as well as the sale of assets to third parties or affiliates of SBIC LP.

On March 28, 2019, SBIC LP agreed and made a repayment of $50.0 million of outstanding SBA Debentures on April 3, 2019 using available cash at SBIC LP and the cure period was extended to April 19, 2019.

On April 18, 2019, SBIC LP agreed and made a repayment of $20.0 million of outstanding SBA Debentures on April 23, 2019 and an additional $30.0 million of outstanding SBA Debentures on April 30, 2019 using proceeds from the sale of certain assets and the cure period was extended to May 10, 2019.

On May 10, 2019, SBIC LP made the final repayment of the remaining $35.0 million of outstanding SBA Debentures using proceeds from the sale of certain assets.

The Company believes the wind-down plan of SBIC LP will not have a material impact on the Company’s net investment income per share. In addition, the Company believes the wind-down will not have an adverse impact on the Company’s other operations. The Company has received the necessary consents and waivers under the MCC Merger Agreement to permit the repayment of the outstanding SBA Debentures.

As of March 31, 2019, SBIC LP had $75.0 million in regulatory capital and had $135.0 million SBA Debentures outstanding that mature between
March 2024 and September 2025.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of March 31, 2019 and September 30, 2018, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

As of March 31, 2019 and September 30, 2018, we had commitments under loan and financing agreements to fund up to $15.2 million to 13 portfolio companies and $36.1 million to 17 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2019 and September 30, 2018 is shown in the table below (dollars in thousands):

	March 31, 2019	March 31, 2018
Accupac, Inc. - Delayed Draw Term Loan	$2,612	$2,612
Dynamic Energy Services International LLC - Revolver	1,892	—
DataOnline Corp. - Revolver	1,890	1,890
Barry's Bootcamp Holdings, LLC - Delayed Draw Term Loan	1,271	1,271
1888 Industrial Services, LLC - Revolver	1,258	719
Trans-Fast Remittance LLC - Delayed Draw Term Loan	1,057	1,057
Alpine SG, LLC - Revolver	1,000	1,000
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Redwood Services Group, LLC - Revolver	875	1,750
RMS Holding Company, LLC - Revolver	691	2,327
Barry's Bootcamp Holdings, LLC - Revolver	660	2,200
Manna Pro Products, LLC - Delayed Draw Term Loan	429	429
Black Angus Steakhouses, LLC - Revolver	313	625
Path Medical, LLC - Delayed Draw Term Loan C	295	—
Access Media Holdings, LLC - Series AAA Preferred Equity	101	173
SFP Holding, Inc. - Delayed Draw Term Loan	—	2,765
Central States Dermatology Services, LLC - Delayed Draw Term Loan	—	137
SavATree, LLC - Delayed Draw Term Loan	—	123
Impact Group, LLC - Delayed Draw Term Loan	—	8,567
Redwood Services Group, LLC - Delayed Draw Term Loan	—	4,839
SMART Financial Operations, LLC - Delayed Draw Term Loan	—	2,400
Brook & Whittle Holding Corp. - Delayed Draw Term Loan	—	310
Total	$15,237	$36,087

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at March 31, 2019 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
2021 Notes	74,013	—	74,013	—	—
2023 Notes	77,847	—	—	77,847	—
2024 Notes	120,156	—	60,078	60,078	—
SBA Debenture	135,000	—	—	29,000	106,000
Total contractual obligations	$407,016	$—	$134,091	$166,925	$106,000

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

On March 27, 2015, the Company and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (“MCC JV”). The Company and GALIC have committed to provide $100 million of equity to MCC JV, with the Company providing $87.5 million and GALIC providing $12.5 million. MCC JV commenced operations on July 15, 2015. On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with commitments of $100 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. As of March 31, 2019, MCC JV has drawn approximately $179.3 million on the JV Facility. As of March 31, 2019, MCC JV had total investments at fair value of $254.8 million. As of March 31, 2019, MCC JV’s portfolio was comprised of senior secured first lien term loans to 60 different borrowers. As of March 31, 2019, MCC JV did not have any investments on non-accrual status.

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

We intend to pay quarterly dividends to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of dividends or year-to-year increases in dividends. In addition, the inability to satisfy the asset coverage requirement applicable to us as a BDC could limit our ability to pay dividends. All dividends will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay dividends to our stockholders in the future.

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

The following table summarizes the dividend distributions during the six months ended March 31, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share
11/16/2018	12/5/2018	12/20/2018	$0.10
2/10/2019	2/22/2019	3/12/2019	0.05
			$0.15

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

On August 9, 2018, the Company entered into the MCC Merger Agreement pursuant to which the Company would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger Agreement. Under the MCC Merger, each share of our common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of our common stock held by the Company, Sierra or their respective wholly owned subsidiaries, would be converted into the right to receive 0.8050 shares of the Sierra’s common stock. In addition, pursuant to the MDLY Merger Agreement, MDLY would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger Agreement. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries, would be converted into the right to receive (i) 0.3836 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders would have the right to receive certain dividends and/or other payments. The Mergers would occur simultaneously and, as a result of the foregoing, the investment management function relating to the operation of the Sierra, as the surviving company in the Mergers, would be internalized.

On February 11, 2019, a putative stockholder class action related to the MCC Merger was commenced in the Court of Chancery of the State of Delaware by FrontFour. The action, as consolidated, is captioned In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM (the “Class Action”). The complaint alleged that the Company’s directors (Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, and Arthur S. Ainsberg) breached their fiduciary duties to the Company’s stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. On March 11, 2019, following a two-day trial, the Court issued the Decision denying FrontFour’s requests to (i) permanently enjoin the MCC Merger and (ii) require the Company to conduct a “shopping process” for the Company on terms proposed by FrontFour in its complaint. The Court held that the Company’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that Sierra aided and abetted those breaches of fiduciary duties. The Court ordered defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of the Company’s stockholders on the MCC Merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information.

On April 15, 2019, certain parties in the Class Action reached agreement on the principal terms of a settlement, which are contained in the Settlement Term Sheet, among the Medley Parties, on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of the Company, on the other hand. The Settlement Term Sheet is intended to form the basis of a definitive stipulation of settlement in the Class Action. The Settlement Term Sheet provides that the Company will seek to obtain the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement. If the foregoing amendments are entered into they will, among other matters (as described in further detail in the Settlement Term Sheet): (a) extend the Outside Date (as defined in the Merger Agreements) to October 31, 2019; (b) permit the MCC Special Committee to undertake a sixty-day “go shop” process to solicit superior transactions to the MCC Merger and (c) if the MCC Merger is consummated, create a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma NAV reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Class (as defined in the Settlement Term Sheet). In connection with the Settlement Term Sheet, MDLY has executed an acknowledgement and agreement to take certain actions, including consenting to certain amendments to the Merger Agreements, in furtherance of the transactions contemplated thereby.

In addition, the Settlement Term Sheet provides that the Company and FrontFour will enter into a Governance Agreement pursuant to which, among other matters, FrontFour will be subject to customary standstill restrictions and be required to vote in favor of the MCC Merger at a meeting of stockholders to approve the MCC Merger Agreement and in favor of the directors nominated by our board of directors for election at the Company’s 2019 annual meeting of stockholders.

Under the Settlement Term Sheet, the parties have agreed to cooperate to reduce the agreements reflected therein to the Settlement Stipulation, and to obtain approval of Court of Chancery of the State of Delaware as soon as reasonably practicable thereafter. The Settlement Stipulation will provide for mutual releases between and among FrontFour and the Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Class Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the Class Action and all claims that were or could have been asserted (other than claims against NexPoint Advisors, L.P. and its affiliates) in the Federal Action, and FrontFour and the Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.

Under the Settlement Term Sheet, the Company and FrontFour have also undertaken to work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision.

If the contemplated amendments to the Merger Agreements have not been entered into by May 15, 2019, the Settlement Term Sheet may be terminated by the Company or FrontFour. The contemplated amendments to the Merger Agreements require the agreement of Sierra and there can be no assurance that such agreement will be obtained or that agreements on the amendments to the Merger Agreements will be reached.

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

The hurdle amount for the incentive fee on net investment income is determined on a quarterly basis, and is equal to 1.5% multiplied by the Company’s net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments to the Company’s net assets, as determined as of the beginning of each applicable calendar quarter, in order to account for any capital raising or other capital actions as a result of any issuances by the Company of its common stock (including issuances pursuant to our dividend reinvestment plan), any repurchase by the Company of its own common stock, and any dividends paid by the Company, each as may have occurred during the relevant quarter. The incentive fee for any partial period will be appropriately pro-rated. Any incentive fee on net investment income will be paid to MCC Advisors on a quarterly basis, and will be based on the amount by which (A) aggregate net investment income (“Ordinary Income”) in respect of the relevant Trailing Twelve Quarters exceeds (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.” For the avoidance of doubt, Ordinary Income is net of all fees and expenses, including the reduced base management fee but excluding any incentive fee on Pre-Incentive Fee net investment income or on the Company’s capital gains.

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

Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, effective on October 1, 2018, using the modified retrospective method. Substantially all revenue streams are excluded from the scope of the new standard and the adoption of the standard had no material impact on the Company’s consolidated financial statements.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of March 31, 2019, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $55.7 million, or 9.1% of the fair value of our portfolio. As of September 30, 2018, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $48.1 million, or 7.3% of the fair value of our portfolio.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the six months ended March 31, 2019, we did not engage in hedging activities.

As of March 31, 2019, 80.4% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate LIBOR floor as of March 31, 2019 was as follows (dollars in thousands):

	March 31, 2019
LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$—	—%
1% to under 2%	304,930	94.6
2% to under 3%	17,431	5.4
Total	$322,361	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2019, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase/(decrease)	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
300	$9,800	$—	$9,800
200	6,500	—	6,500
100	3,300	—	3,300
(100)	(3,200)	—	(3,200)
(200)	(5,200)	—	(5,200)
(300)	(5,200)	—	(5,200)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., Medley Capital Corporation, Medley Management Inc., Sierra Income Corporation, and Sierra Management, Inc. The complaints in each of the New York Actions allege that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into Sierra, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts are sought. On February 27, 2019, the Court entered a stipulated scheduling order requiring that defendants respond to the complaints 45 days following the later of (a) the stockholder vote on the proposed merger and (b) plaintiffs’ filing of a consolidated, amended complaint. A preliminary conference is scheduled to take place on May 14, 2019. The defendants believe the claims asserted in the New York Actions are without merit and they intend to defend these lawsuits vigorously. At this time, we are unable to determine whether an unfavorable outcome from these matters is probable or remote or to estimate the amount or range of potential loss, if any.

On February 11, 2019, a putative stockholder class action related to the MCC Merger was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (collectively, “FrontFour”). . The action, as consolidated, is captioned In re Medley Capital Corporation Stockholder Litigation, C.A. 2019-0100-KSJM (the “Class Action”). The complaint alleged that the Company’s directors (Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, and Arthur S. Ainsberg) breached their fiduciary duties to the Company’s stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. On March 11, 2019, following a two-day trial, the Court issued a Memorandum Opinion (the “Decision”) denying FrontFour’s requests to (i) permanently enjoin the MCC Merger and (ii) require the Company to conduct a “shopping process” for the Company on terms proposed by FrontFour in its complaint. The Court held that the Company’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that Sierra aided and abetted those breaches of fiduciary duties. The Court ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of the Company’s stockholders on the MCC Merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information. On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Court of Chancery of the State of Delaware, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of the Company in connection with the vote of the Company’s stockholders on the proposed mergers. On April 8, 2019, the Court granted a stipulation consolidating the Class Action and the Altman Action, designating the amended complaint in the Class Action as the operative complaint, and designating the plaintiffs in the Class Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On April 15, 2019, certain parties in the Class Action reached agreement on the principal terms of a settlement of the Class Action, which are contained in a binding term sheet, dated April 15, 2019 (the “Settlement Term Sheet”), among Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, the Company, MCC Advisors, Medley LLC, and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of the Company, on the other hand. The Settlement Term Sheet is intended to form the basis of a definitive stipulation of settlement in the Class Action. The Settlement Term Sheet provides that the Company will seek to obtain the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”). If the foregoing amendments are entered into they will, among other matters (as described in further detail in the Settlement Term Sheet): (a) extend the Outside Date (as defined in the Merger Agreements) to October 31, 2019; (b) permit the Company’s special committee of independent directors (the “MCC Special Committee”) to undertake a sixty-day “go shop” process to solicit superior transactions to the MCC Merger and (c) if the MCC Merger is consummated, create a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma net asset value reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Class (as defined in the Settlement Term Sheet). In connection with the Settlement Term Sheet, MDLY has executed an acknowledgement and agreement to take certain actions, including consenting to certain amendments to the Merger Agreements, in furtherance of the transactions contemplated thereby.

In addition, the Settlement Term Sheet provides that the Company and FrontFour will enter into a Governance Agreement pursuant to which, among other matters, FrontFour will be subject to customary standstill restrictions and be required to vote in favor of the MCC Merger at a meeting of stockholders to approve the MCC Merger Agreement and in favor of the directors nominated by our board of directors for election at the Company’s 2019 annual meeting of stockholders.

Under the Settlement Term Sheet, the parties have agreed to cooperate to reduce the agreements reflected therein to a definitive stipulation of settlement (the “Settlement Stipulation”), and to obtain approval of Court of Chancery of the State of Delaware as soon as reasonably practicable thereafter. The Settlement Stipulation will provide for mutual releases between and among FrontFour and the Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Class Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the Class Action and all claims that were or could have been asserted (other than claims against NexPoint Advisors, L.P. and its affiliates) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action. Under the Settlement Term Sheet, the Company and FrontFour have also undertaken to work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision. If the contemplated amendments to the Merger Agreements have not been entered into by May 15, 2019, the

Settlement Term Sheet may be terminated by the Company or FrontFour. The contemplated amendments to the Merger Agreements require the agreement of Sierra and there can be no assurance that such agreement will be obtained or that agreements on the amendments to the Merger Agreements will be reached. In connection with the execution of the Settlement Term Sheet, effective as of April 15, 2019, the Board appointed David A. Lorber and Lowell W. Robinson to the Board to fill the vacancies on the Board created by the resignations of Mark Lerdal and John E. Mack, respectively.

On March 1, 2019, Marilyn Adler, a former employee who served as a Managing Director of Medley Capital LLC, filed suit in the New York Supreme Court, Commercial Part, against Medley Capital LLC, MCC Advisors, Medley SBIC GP, LLC, the Company, MDLY, as well as Brook Taube, and Seth Taube, individually. The action is captioned Marilyn S. Adler v. Medley Capital LLC et al. (Supreme Court of New York, March 2019). Ms. Adler alleges that she is due in excess of $6.5 million in compensation based upon her role with Medley’s SBIC Fund. Her claims are for breach of contract, unjust enrichment, conversion, tortious interference, as well as a claim for an accounting of funds maintained by the defendants. The lawsuit is in its very initial stages. The Company believes the claims are without merit, intends to vigorously defend them, and is contemplating counterclaims against Ms. Adler.

The Company was named as a defendant in a lawsuit on May 29, 2015, by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against the Company, MOF II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG (“Deloitte”), Scott Avila (“Avila”), Charles Sweet, and Modern VideoFilm, Inc. (“MVF”). The lawsuit is pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437. The lawsuit was filed after the Company, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a secured loan with an outstanding balance at the time in excess of $65 million. The lawsuit sought damages in excess of $100 million. Deloitte and Avila have settled the claims against them in exchange for payment of $1.5 million. On June 6, 2016, the court granted the Medley defendants’ demurrers on several counts and dismissed Mr. Barkat’s claims with prejudice except with respect to his claim for intentional interference with contract. On March 18, 2018, the court granted the Medley defendants’ motion for summary adjudication with respect to Mr. Barkat’s sole remaining claim against the Medley Defendants for intentional interference. Now that the trial court has ruled in favor of the Medley defendants on all counts, the only remaining claims in the Barkat litigation are the Company and MOF II’s affirmative counterclaims against Mr. Barkat and MVF Holdings, which the Company and MOF II are diligently prosecuting.

On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense. All proceedings in the Derivative Action have been stayed as a result of the chapter 11 bankruptcy proceedings of MVF, which were commenced on May 16, 2018. On August 29, 2016, however, despite the automatic stay of the MVF Bankruptcy, the Plaintiff filed an amended complaint seeking to restyle the derivative action into a direct action to circumvent the MVF bankruptcy’s automatic stay. To date, the California Superior Court has not proceeded with the amended complaint.

Medley LLC, Medley Capital Corporation, Medley Opportunity Fund II LP, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017, amended on March 9, 2018, and amended a second time on February 15, 2019, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned John Glatt, Sonji Grandy, Heather Ball, Dashawn Hunter, and Michael Corona v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed August 9, 2018 in the United States District Court, Eastern District of Virginia, Newport News Division, as Case No. 4:18-cv-101 (“Class Action 3”) (together with Class Action 1 and Class Action 2, the “Virginia Class Actions”). Medley Opportunity Fund II LP was also named as a defendant, along with various other parties, in a putative class action lawsuit captioned Christina Williams and Michael Stermel v. Red Stone, Inc. (as successor in interest to MacFarlane Group, Inc.), Medley Opportunity Fund II LP, Mark Curry, Brian McGowan, Vincent Ney, and John Doe entities and individuals, filed June 29, 2018 and amended July 26, 2018, in the United States District Court for the Eastern District of Pennsylvania, as Case No. 2:18-cv-2747 (the “Pennsylvania Class Action”) (together with the Virginia Class Actions, the “Class Action Complaints”). The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (in Class Action 1, as amended); Medley Opportunity Fund II LP and Medley Capital Corporation (in Class Action 2 and Class Action 3); and Medley Opportunity Fund II LP (in the Pennsylvania Class Action), allege that those defendants in each respective action exercised control over, or improperly derived income from, and/or obtained an improper interest in, American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The loan was made by Medley Opportunity Fund II LP in 2011. American Web Loan repaid the loan from Medley Opportunity Fund II LP in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives in Class Action 1. In Class Action 2, the alleged class plaintiff representatives have not alleged when they received any loans from American Web Loan. In Class Action 3, the alleged class plaintiff representatives claim to have received loans from American Web Loan at various times from February 2015 through April 2018. In the Pennsylvania Class Action, the alleged class plaintiff representatives claim to have received loans from American Web Loan in 2017. By orders dated August 7, 2018 and September 17, 2018, the Court presiding over the Virginia Class Actions consolidated those cases for all purposes. On October 12, 2018, Plaintiffs in Class Action 3 filed a notice of voluntary dismissal of all claims, and on October 29, 2018, Plaintiffs in Class Action 2 filed a notice of voluntary dismissal of all claims. Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube never made any loans or provided financing to, or had any other relationship with, American Web Loan. Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube are seeking indemnification from American Web Loan, various affiliates, and other parties with respect to the claims in the Class Action Complaints. Medley Opportunity Fund II LP, Medley LLC, Medley

Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube believe the alleged claims in the Class Action Complaints are without merit and they intend to defend these lawsuits vigorously.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2018, filed with the SEC on December 4, 2018, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended March 31, 2019 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

3.2	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

3.3	Amendment to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 7, 2019).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on November 22, 2010).

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

4.5
Deed of Trust, dated January 23, 2018, between Medley Capital Corporation and Mishmeret Trust Company, Ltd. (Incorporated by reference to the Registrant's Registration Statement on Form N-2, filed on April 10, 2019).

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

10.38	Settlement Term Sheet, dated April 15, 2019 (Incorporated by reference to the Current Report on Form 8-K, filed on April 17, 2019).

14.1	Code of Business Conduct and Ethics of the Registrant (Incorporated by reference to Exhibit 14.1 to the Registrant’s 10-Q for the period ended June 30, 2011, filed on August 4, 2011).

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
May 10, 2019

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)