Form 10-Q
period 2019-06-30
Medley Capital Corp
filed 2019-08-09
CIK 1490349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019
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

Securities registered pursuant to Section 12(b) of the Act:

The Registrant had 54,474,211 shares of common stock, $0.001 par value, outstanding as of August 8, 2019.

MEDLEY CAPITAL CORPORATION

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	June 30, 2019	September 30, 2018
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $239,646,562 and $428,717,777, respectively)	$229,401,550	$393,149,374
Affiliated investments (amortized cost of $130,986,190 and $102,546,973, respectively)	122,953,330	100,640,804
Controlled investments (amortized cost of $188,442,371 and $233,421,693, respectively)	123,424,473	161,639,736
Total investments at fair value	475,779,353	655,429,914
Cash and cash equivalents	49,444,200	75,665,981
Other assets	4,603,634	3,420,442
Interest receivable	3,447,372	6,377,076
Receivable for dispositions and investments sold	261,271	160,257
Fees receivable	163,096	187,276
Deferred offering costs	—	354,754
Total assets	$533,698,926	$741,595,700

LIABILITIES
Notes payable (net of debt issuance costs of $6,307,495 and $8,238,300, respectively)	$265,718,633	$276,909,028
SBA debentures payable (net of debt issuance costs of $0 and $2,095,329, respectively)	—	132,904,671
Accounts payable and accrued expenses	11,958,855	2,935,833
Interest and fees payable	4,367,996	3,280,018
Management and incentive fees payable (see Note 6)	2,688,946	3,347,674
Administrator expenses payable (see Note 6)	762,428	808,546
Deferred revenue	79,153	192,152
Due to affiliate	42,787	39,051
Total liabilities	$285,618,798	$420,416,973

Guarantees and Commitments (see Note 8)

NET ASSETS
Common stock, par value $0.001 per share, 100,000,000 common shares authorized, 54,474,211 and 54,474,211 common shares issued and outstanding, respectively	$54,474	$54,474
Capital in excess of par value	698,586,770	698,586,770
Total distributable earnings/(loss)	(450,561,116)	(377,462,517)
Total net assets	248,080,128	321,178,727
Total liabilities and net assets	$533,698,926	$741,595,700

NET ASSET VALUE PER SHARE	$4.55	$5.90

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended June 30		For the nine months ended June 30
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$5,663,055	$7,736,213	$21,250,292	$31,793,233
Payment-in-kind	306,022	687,187	1,484,205	3,200,815
Affiliated investments:
Cash	495,962	537,261	1,707,679	1,605,335
Payment-in-kind	668,601	828,886	2,284,966	2,447,953
Controlled investments:
Cash	85,759	456,232	249,217	1,312,531
Payment-in-kind	819,580	896,059	2,608,437	2,429,712
Total interest income	8,038,979	11,141,838	29,584,796	42,789,579
Dividend income	2,012,500	1,925,000	6,104,027	5,541,360
Interest from cash and cash equivalents	139,981	65,440	512,510	123,003
Fee income (see Note 9)	1,202,563	812,656	1,981,400	3,156,924
Total investment income	11,394,023	13,944,934	38,182,733	51,610,866

EXPENSES
Base management fees (see Note 6)	2,688,946	3,532,513	8,958,472	11,376,236
Incentive fees (see Note 6)	—	—	—	—
Interest and financing expenses	6,833,680	6,754,085	18,741,485	20,983,301
Professional fees	3,222,912	679,322	14,580,192	1,820,854
General and administrative	1,161,988	474,043	4,646,854	1,903,082
Administrator expenses (see Note 6)	762,428	949,696	2,462,204	2,773,616
Directors fees	419,725	520,530	1,088,575	919,025
Insurance	127,446	130,345	363,623	393,633
Expenses before management and incentive fee waivers	15,217,125	13,040,534	50,841,405	40,169,747
Management fee waiver (see Note 6)	—	—	—	(380,000)
Incentive fee waiver (see Note 6)	—	—	—	—
Total expenses net of management and incentive fee waivers	15,217,125	13,040,534	50,841,405	39,789,747
Net investment income/(loss) before excise taxes	(3,823,102)	904,400	(12,658,672)	11,821,119
Excise tax expense	—	—	—	(157,922)
NET INVESTMENT INCOME/(LOSS)	(3,823,102)	904,400	(12,658,672)	11,663,197

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from investments
Non-controlled/non-affiliated investments	(8,962,845)	(34,999,937)	(24,762,224)	(58,352,065)
Affiliated investments	—	—	—	—
Controlled investments	—	—	(51,538,556)	—
Net realized gain/(loss) from investments	(8,962,845)	(34,999,937)	(76,300,780)	(58,352,065)
Net unrealized appreciation/(depreciation) on investments
Non-controlled/non-affiliated investments	5,159,471	15,078,448	25,323,391	(13,069,377)
Affiliated investments	(653,138)	927,342	(6,126,691)	281,739
Controlled investments	(20,155,432)	(8,759,199)	6,764,059	(27,217,916)
Net unrealized appreciation/(depreciation) on investments	(15,649,099)	7,246,591	25,960,759	(40,005,554)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	193,849	—	474,352
Net loss on extinguishment of debt (see Note 5)	(1,805,802)	(10,848)	(1,928,773)	(1,168,484)
Net realized and unrealized gain/(loss) on investments	(26,417,746)	(27,570,345)	(52,268,794)	(99,051,751)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(30,240,848)	$(26,665,945)	$(64,927,466)	$(87,388,554)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.56)	$(0.49)	$(1.19)	$(1.60)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME/(LOSS) PER COMMON SHARE	$(0.07)	$0.02	$(0.23)	$0.21
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	54,474,211	54,474,211	54,474,211	54,474,211
DIVIDENDS DECLARED PER COMMON SHARE	$—	$0.10	$0.15	$0.42

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets
(unaudited)

	Common Stock			Total Distributable Earnings/(Loss)	Total Net Assets
	Shares	Par Amount	Capital in Excess of Par Value

Balance at March 31, 2018	54,474,211	$54,474	$705,046,098	$(322,825,612)	$382,274,960

OPERATIONS
Net investment income/(loss)	—	—	—	904,400	904,400
Net realized gain/(loss) from investments	—	—	—	(34,999,937)	(34,999,937)
Net unrealized appreciation/(depreciation) on investments	—	—	—	7,246,591	7,246,591
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—	—	193,849	193,849
Net loss on extinguishment of debt	—	—	—	(10,848)	(10,848)
SHAREHOLDER DISTRIBUTIONS
Distributions from earnings	—	—	—	(5,447,418)	(5,447,418)
Total increase/(decrease) in net assets	—	—	—	(32,113,363)	(32,113,363)

Balance at June 30, 2018	54,474,211	$54,474	$705,046,098	$(354,938,975)	$350,161,597

Balance at March 31, 2019	54,474,211	$54,474	$698,586,770	$(420,320,268)	$278,320,976

OPERATIONS
Net investment income/(loss)	—	—	—	(3,823,102)	(3,823,102)
Net realized gain/(loss) from investments	—	—	—	(8,962,845)	(8,962,845)
Net unrealized appreciation/(depreciation) on investments	—	—	—	(15,649,099)	(15,649,099)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—	—	—	—
Net loss on extinguishment of debt	—	—	—	(1,805,802)	(1,805,802)
SHAREHOLDER DISTRIBUTIONS
Distributions from earnings	—	—	—	—	—
Total increase/(decrease) in net assets	—	—	—	(30,240,848)	(30,240,848)

Balance at June 30, 2019	54,474,211	$54,474	$698,586,770	$(450,561,116)	$248,080,128

 See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets
(unaudited) (continued)

	Common Stock			Total Distributable Earnings/(Loss)	Total Net Assets
	Shares	Par Amount	Capital in Excess of Par Value

Balance at September 30, 2017	54,474,211	$54,474	$705,046,098	$(244,671,255)	$460,429,317

OPERATIONS
Net investment income/(loss)	—	—	—	11,663,197	11,663,197
Net realized gain/(loss) from investments	—	—	—	(58,352,065)	(58,352,065)
Net unrealized appreciation/(depreciation) on investments	—	—	—	(40,005,554)	(40,005,554)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—	—	474,352	474,352
Net loss on extinguishment of debt	—	—	—	(1,168,484)	(1,168,484)
SHAREHOLDER DISTRIBUTIONS
Distributions from earnings	—	—	—	(22,879,166)	(22,879,166)
Total increase/(decrease) in net assets	—	—	—	(110,267,720)	(110,267,720)

Balance at June 30, 2018	54,474,211	$54,474	$705,046,098	$(354,938,975)	$350,161,597

Balance at September 30, 2018	54,474,211	$54,474	$698,586,770	$(377,462,517)	$321,178,727

OPERATIONS
Net investment income/(loss)	—	—	—	(12,658,672)	(12,658,672)
Net realized gain/(loss) from investments	—	—	—	(76,300,780)	(76,300,780)
Net unrealized appreciation/(depreciation) on investments	—	—	—	25,960,759	25,960,759
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—	—	—	—
Net loss on extinguishment of debt	—	—	—	(1,928,773)	(1,928,773)
SHAREHOLDER DISTRIBUTIONS
Distributions from earnings	—	—	—	(8,171,133)	(8,171,133)
Total increase/(decrease) in net assets	—	—	—	(73,098,599)	(73,098,599)

Balance at June 30, 2019	54,474,211	$54,474	$698,586,770	$(450,561,116)	$248,080,128

 See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the nine months ended June 30
	2019	2018
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS	$(64,927,466)	$(87,388,554)
ADJUSTMENTS TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(7,510,243)	(7,922,687)
Net amortization of premium/(discount) on investments	(254,750)	(733,280)
Amortization of debt issuance costs	1,989,860	2,729,768
Net realized (gain)/loss from investments	76,300,780	58,352,065
Net deferred income taxes	—	(474,352)
Net unrealized (appreciation)/depreciation on investments	(25,960,759)	40,005,554
Proceeds from sale and settlements of investments	196,207,945	245,222,710
Purchases, originations and participations	(59,132,412)	(132,801,768)
Net loss on extinguishment of debt	1,928,773	1,168,484
(Increase)/decrease in operating assets:
Other assets	(1,183,192)	(753,464)
Interest receivable	2,929,704	4,670,402
Receivable for dispositions and investments sold	(101,014)	82,103
Fees receivable	24,180	147,213
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	9,023,022	223,917
Interest and fees payable	1,087,978	3,252,174
Management and incentive fees payable, net	(658,728)	(779,491)
Administrator expenses payable	(46,118)	89,902
Deferred revenue	(112,999)	(80,103)
Due to affiliate	3,736	70,269
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	129,608,297	125,080,862

Cash flows from financing activities
Borrowings on debt	—	140,775,690
Paydowns on debt	(147,999,337)	(201,000,000)
Debt issuance costs paid	(14,361)	(6,499,559)
Payments of cash dividends	(8,171,133)	(22,879,166)
Offering costs	354,753	(47,739)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(155,830,078)	(89,650,774)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(26,221,781)	35,430,088
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	75,665,981	108,571,958
CASH AND CASH EQUIVALENTS, END OF PERIOD	$49,444,200	$144,002,046

Supplemental Information:
Interest paid during the period	$15,663,647	$14,945,110
Supplemental non-cash information:
Payment-in-kind interest income	$6,377,608	$8,078,480
Net amortization of premium/(discount) on investments	$254,750	$733,280
Amortization of debt issuance costs	$(1,989,860)	$(2,729,768)
Non-cash purchase of investments	$19,192,916	$5,069,848
Non-cash sale of investments	$19,145,433	$5,069,848

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

June 30, 2019
(unaudited)

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

Alpine SG, LLC(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	$5,061,750	$5,061,750	$5,020,244	2.0%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	2,444,350	2,444,350	2,424,306	1.0%
		Revolving Credit Facility (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(14)(17)	11/16/2022	—	—	—	0.0%
				7,506,100	7,506,100	7,444,550

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/25/2023	4,387,500	4,387,500	4,274,741	1.7%
				4,387,500	4,387,500	4,274,741

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	6/17/2020	13,521,241	13,521,241	13,491,495	5.4%
				13,521,241	13,521,241	13,491,495

Avantor, Inc.	Wholesale	Equity - 942,160 Common Units(18)		—	16,487,800	17,985,834	7.3%
				—	16,487,800	17,985,834

Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	7,628,570	7,628,570	7,565,253	3.1%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	1,271,430	1,271,430	1,260,877	0.5%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	7/14/2022	4,400,000	4,400,000	4,363,040	1.8%
				13,300,000	13,300,000	13,189,170

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	7,341,518	7,341,518	7,307,757	2.9%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)(17)	4/24/2020	491,072	491,072	490,089	0.2%
				7,832,590	7,832,590	7,797,846

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	7/28/2025	3,010,025	2,997,714	2,891,430	1.2%
				3,010,025	2,997,714	2,891,430

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/30/2019	12,490,000	12,490,000	12,490,000	5.0%
		Equity - 350 Common Units		—	700,000	658,858	0.3%
				12,490,000	13,190,000	13,148,858

CT Technologies Intermediate Holdings, Inc.(12)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	12/1/2022	7,500,000	7,500,000	5,736,750	2.3%
				7,500,000	7,500,000	5,736,750

DataOnline Corp.(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	7/31/2025	15,880,000	15,880,000	15,729,140	6.3%
		Revolving Credit Facility (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)(17)	7/31/2024	—	—	—	0.0%
				15,880,000	15,880,000	15,729,140

Dermatologists of Southwestern Ohio, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)	4/20/2022	1,068,172	1,068,172	1,058,452	0.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)	4/20/2022	405,273	405,273	401,585	0.2%
				1,473,445	1,473,445	1,460,037

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (10.00% Cash)	10/1/2019	1,859,699	1,859,699	1,859,699	0.7%
		Preferred Equity (8.00% PIK)		4,102,751	4,102,751	4,102,751	1.7%
				5,962,450	5,962,450	5,962,450

FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	3/30/2020	11,000,000	11,000,000	10,688,700	4.3%
				11,000,000	11,000,000	10,688,700

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)		7,126,205	7,126,205	7,126,205	2.9%
		Equity - 150 Common Units		—	—	3,347,965	1.4%
				7,126,205	7,126,205	10,474,170

Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.50% LIBOR Floor)(14)	9/26/2019	9,820,000	9,820,000	9,820,000	4.0%
				9,820,000	9,820,000	9,820,000

Global Accessories Group, LLC(12)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	151,339	0.1%
				—	151,337	151,339

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)(8)	10/15/2019	20,000,000	20,000,000	19,484,000	7.9%
				20,000,000	20,000,000	19,484,000

The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(13)	6/21/2023	3,000,000	2,967,074	2,262,300	0.9%
				3,000,000	2,967,074	2,262,300

Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	6/27/2023	3,263,288	3,263,288	3,113,177	1.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	6/27/2023	9,454,998	9,454,998	9,020,068	3.6%
				12,718,286	12,718,286	12,133,245

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2022	13,446,675	13,446,675	12,596,845	5.1%
				13,446,675	13,446,675	12,596,845

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 7.50% Cash, 1.00% LIBOR Floor)(14)	2/15/2022	6,169,973	6,169,973	6,169,973	2.5%
				6,169,973	6,169,973	6,169,973

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 1.01% of Outstanding Equity(19)	2/19/2024	—	955,680	—	0.0%
				—	955,680	—

Manna Pro Products, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)	12/8/2023	5,412,359	5,412,359	5,145,530	2.1%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)	12/8/2023	1,098,956	1,098,956	1,044,778	0.4%
				6,511,315	6,511,315	6,190,308

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(16)	7/8/2020	2,508,507	2,103,712	577,709	0.2%
				2,508,507	2,103,712	577,709

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt(20)	7/31/2020	761,905	761,905	761,905	0.3%
		Unsecured Debt(20)	7/31/2021	761,905	761,905	761,905	0.3%
				1,523,810	1,523,810	1,523,810

Redwood Services Group, LLC(7)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	6/6/2023	875,000	875,000	860,475	0.3%
				875,000	875,000	860,475

RMS Holding Company, LLC(7)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	11/16/2022	1,973,728	1,973,728	1,944,414	0.8%
				1,973,728	1,973,728	1,944,414

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (8.00% Cash)	8/31/2019	850,000	850,000	850,000	0.3%
				850,000	850,000	850,000

Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		—	566,475	1,236,301	0.5%
				—	566,475	1,236,301

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	9/1/2022	4,832,875	4,832,875	4,784,546	1.9%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	9/1/2022	1,875,946	1,875,946	1,857,187	0.7%
		Equity - 1.42% Company Interest		—	985,672	985,672	0.4%
				6,708,821	7,694,493	7,627,405

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(10)(14)	7/31/2020	7,433,740	7,239,798	—	0.0%
				7,433,740	7,239,798	—

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		—	700,000	539,000	0.2%
				—	700,000	539,000

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		—	263,815	274,367	0.1%
				—	263,815	274,367

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2025	2,000,000	1,974,944	1,997,600	0.8%
				2,000,000	1,974,944	1,997,600

Trans-Fast Remittance LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	12/2/2021	3,567,857	3,567,857	3,539,314	1.4%
		Revolving Credit Facility (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	12/2/2021	1,875,000	1,875,000	1,860,000	0.7%
				5,442,857	5,442,857	5,399,314

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00% PIK, 1.00% LIBOR Floor)(14)	4/28/2023	863,979	798,974	757,537	0.3%
		Equity - 5,441 Class A Units		—	302,464	302,464	0.1%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	—	361,668	361,668	0.1%
				863,979	1,463,106	1,421,669

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	9/26/2024	3,634,906	3,634,906	3,634,906	1.5%
		Equity - 1,500 Common Units		—	1,500,000	2,250,000	0.9%
				3,634,906	5,134,906	5,884,906

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(9)		—	518,283	181,399	0.1%
				—	518,283	181,399

Subtotal Non-Controlled/Non-Affiliated Investments				$216,471,153	$239,646,562	$229,401,550

Affiliated Investments:

1888 Industrial Services, LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)	9/30/2021	$8,984,232	$8,984,232	$8,984,232	3.6%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(10)(14)	9/30/2021	22,330,717	19,468,870	11,165,359	4.5%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)	6/30/2021	1,148,042	1,148,042	1,148,042	0.5%
		Revolving Credit Facility (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)(17)	9/30/2021	3,414,008	3,414,008	3,414,008	1.4%
		Equity - 21,562.16 Class A Units		—	—	—	0.0%
				35,876,999	33,015,152	24,711,641

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00% PIK)(10)	7/22/2020	9,784,179	8,446,385	5,503,601	2.2%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		971,200	971,200	(100,800)	0.0%
		Equity - 16 Common Units		—	—	—	0.0%
				13,155,379	11,817,585	5,402,801

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Brantley Transportation LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	14,040,736	9,000,000	1,653,999	0.7%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(13)	8/2/2017	503,105	503,105	503,105	0.2%
		Equity - 7.5 Common Units		—	—	—	0.0%
				14,543,841	9,503,105	2,157,104

Caddo Investors Holdings 1 LLC(11)	Forest Products & Paper	Equity - 6.15% Membership Interest(22)		—	2,520,842	2,759,061	1.1%
				—	2,520,842	2,759,061

Dynamic Energy Services International LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(10)(16)	12/31/2021	10,685,671	7,824,974	1,214,961	0.5%
		Revolving Credit Facility (12.00% Cash)	12/31/2019	1,780,499	1,780,499	1,780,499	0.7%
		Equity - 12,350,000 Class A Units		—	—	—	0.0%
				12,466,170	9,605,473	2,995,460

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		32,412,818	32,412,818	32,412,818	13.1%
		Preferred Equity - A-1 Preferred (3.00% PIK)		4,194,480	4,194,480	4,194,480	1.7%
		Equity - 57,300 Class B Units		—	57,300	19,096,371	7.7%
				36,607,298	36,664,598	55,703,669

JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred (6.00% PIK)		1,236,269	1,236,269	1,236,269	0.5%
		Equity - 129,588 Class B Units		—	129,588	2,755,041	1.1%
				1,236,269	1,365,857	3,991,310

Kemmerer Operations, LLC(7)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	1,694,915	1,694,915	1,694,915	0.7%
		Senior Secured First Lien Delayed Draw Term Loan (15.00% PIK)	6/21/2023	677,966	677,966	677,966	0.3%
		Equity - 6.7797 Common Units		—	962,717	962,717	0.4%
				2,372,881	3,335,598	3,335,598

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% PIK, 1.00% LIBOR Floor)(14)	10/11/2021	9,245,964	8,980,577	8,483,172	3.4%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% PIK, 1.00% LIBOR Floor)(14)	10/11/2021	3,185,562	3,185,562	2,922,753	1.2%
		Senior Secured First Lien Term Loan C (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	492,090	492,090	490,761	0.2%
		Warrants - 7.68% of Outstanding Equity	1/9/2027	—	499,751	—	0.0%
				12,923,616	13,157,980	11,896,686

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	6/17/2021	6,670,000	6,670,000	6,670,000	2.7%
		Equity - 33,300 Preferred Units		—	3,330,000	3,330,000	1.3%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$135,852,453	$130,986,190	$122,953,330

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Controlled Investments:(5)

Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	$33,875,477	$20,846,571	$4,607,065	1.9%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	15,233,655	9,686,866	2,071,777	0.8%
		Senior Secured First Lien Incremental Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(14)	9/25/2020	3,876,803	3,876,803	3,876,803	1.6%
		Equity - 4,664.6 Class B Units and 9,424.4 Class C Units		—	12	—	0.0%
		Equity - 2,932.3 Common Units		—	400,003	—	0.0%
				52,985,935	34,810,255	10,555,645

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC(22)		—	78,575,000	72,822,579	29.4%
				—	78,575,000	72,822,579

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(13)	11/9/2020	4,255,990	4,255,990	4,255,990	1.7%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(10)(13)	11/9/2020	13,041,067	12,305,096	6,941,760	2.8%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(10)(13)	11/9/2020	8,429,516	7,570,054	—	0.0%
		Equity - 787.4 Class A Units		—	9,550,922	—	0.0%
				25,726,573	33,682,062	11,197,750

TPG Plastics LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (Prime + 5.00% Cash)(15)	12/31/2019	363,018	363,018	363,018	0.1%
		Unsecured Debt (10.00% Cash)(21)		283,310	283,310	283,310	0.1%
		Equity - 35 Class B Units		—	3,317,149	1,644,751	0.7%
				646,328	3,963,477	2,291,079

URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.00% PIK, 2.00% LIBOR Floor)(14)	5/2/2022	17,921,808	17,921,808	17,921,808	7.2%
		Preferred Equity (12.00% PIK)		6,552,890	6,552,890	6,552,890	2.6%
		Equity - 397,466 Common Units		—	12,936,879	2,082,722	0.8%
				24,474,698	37,411,577	26,557,420

Subtotal Control Investments				$103,833,534	$188,442,371	$123,424,473

Total Investments, June 30, 2019				$456,157,140	$559,075,123	$475,779,353	191.8%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for U.S. federal income tax purposes totaled $29,408,814, $109,722,840, and $80,314,026, respectively. The tax cost basis of investments is $556,093,379 as of June 30, 2019.

(4)	Percentage is based on net assets of $248,080,128 as of June 30, 2019.

(5)
Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(7)	The investment has an unfunded commitment as of June 30, 2019 (see Note 8), and includes an analysis of the value of any unfunded commitments.

(8)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $19,484,000 and 7.9% of net assets as of June 30, 2019, and are considered restricted securities.

(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.

(10)	The investment was on non-accrual status as of June 30, 2019.

(11)
The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of June 30, 2019, 21.8% of the Company's portfolio investments were non-qualifying assets.

(12)	A portion of this investment was sold via a participation agreement. The amount stated is the portion retained by Medley Capital Corporation (see Note 3).

(13)	The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (“LIBOR”) floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of June 30, 2019 was 2.40%.

(14)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2019 was 2.33%.

(15)
These loans bear interest at an alternate base rate, or in the case of these particular investments the Prime Rate set by the Federal Reserve, plus a given spread. The Prime Rate in effect at June 30, 2019 was 5.50%.

(16)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2019 was 2.33%.

(17)	This investment earns 0.50% commitment fee on all unused commitment as of June 30, 2019, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(18)	This investment represents a Level 1 security in the ASC 820 table as of June 30, 2019 (see Note 4).

(19)	This investment represents a Level 2 security in the ASC 820 table as of June 30, 2019 (see Note 4).

(20)	Security is non-income producing.

(21)
This investment is scheduled to repay a percentage of the outstanding principal on a quarterly basis. Upon TPG Plastics, LLC obtaining all environmental and product testing authorizations, licenses and permits from all applicable governmental authorities, the remaining outstanding principal is expected to be repaid in full.

(22)	As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2018

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

3SI Security Systems, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	6/16/2023	$17,325,000	$17,325,000	$17,325,000	5.4%
				17,325,000	17,325,000	17,325,000

Accupac, Inc.(7)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 4.50% Cash, 1.00% LIBOR Floor)(13)(19)	9/14/2023	9,788,793	9,788,793	9,788,793	3.1%
				9,788,793	9,788,793	9,788,793

Alpine SG, LLC(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	13,398,750	13,398,750	13,398,750	4.2%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	6,617,630	6,617,630	6,617,630	2.1%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	11/16/2022	—	—	—	0.0%
				20,016,380	20,016,380	20,016,380

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/25/2023	6,500,000	6,500,000	6,565,000	2.1%
				6,500,000	6,500,000	6,565,000

Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)	8/4/2025	7,000,000	7,091,560	7,140,000	2.2%
				7,000,000	7,091,560	7,140,000

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(14)	6/17/2020	13,891,687	13,891,687	13,958,367	4.3%
				13,891,687	13,891,687	13,958,367

Barry's Bootcamp Holdings, LLC(7)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	7,628,570	7,628,570	7,505,750	2.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	7/14/2022	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	7/14/2022	2,200,000	2,200,000	2,200,000	0.7%
				9,828,570	9,828,570	9,705,750

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	7,495,536	7,495,536	7,373,065	2.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)	4/24/2020	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(14)(17)	4/24/2020	267,857	267,857	267,857	0.1%
				7,763,393	7,763,393	7,640,922

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Brook & Whittle Holding Corp.(7)	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	10/17/2023	1,320,297	1,320,297	1,331,381	0.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(18)	10/17/2023	—	—	—	0.0%
				1,320,297	1,320,297	1,331,381

Central States Dermatology Services, LLC(7)	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	4/20/2022	1,076,331	1,076,331	1,076,331	0.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)(19)	4/20/2022	270,991	270,991	270,991	0.1%
				1,347,322	1,347,322	1,347,322

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan B (Prime + 5.50% PIK)(10)(15)	4/1/2019	1,375,911	1,210,237	234,042	0.1%
		Senior Secured First Lien Term Loan C (Prime + 8.50% PIK)(10)(15)	4/1/2019	10,352,733	4,060,507	—	0.0%
		Preferred Facility (Prime + 7.00% PIK)(10)(15)	4/1/2019	5,883,641	—	—	0.0%
		Equity - 232 Common Units		—	—	—	0.0%
				17,612,285	5,270,744	234,042

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	7/28/2025	4,010,025	3,992,123	4,034,486	1.3%
				4,010,025	3,992,123	4,034,486

Crow Precision Components, LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/30/2019	12,890,000	12,890,000	12,890,000	4.0%
		Equity - 350 Common Units		—	700,000	521,203	0.2%
				12,890,000	13,590,000	13,411,203

CT Technologies Intermediate Holdings, Inc.(12)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	12/1/2022	7,500,000	7,500,000	7,223,250	2.2%
				7,500,000	7,500,000	7,223,250

DataOnline Corp.(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	7/31/2025	16,000,000	16,000,000	16,000,000	5.0%
		Revolving Credit Facility (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)(17)	7/31/2024	—	—	—	0.0%
				16,000,000	16,000,000	16,000,000

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 14.50% Cash)(16)	10/1/2019	2,418,494	2,418,494	2,418,494	0.8%
		Preferred Equity (8.00% PIK)		3,866,737	3,866,737	3,866,737	1.2%
				6,285,231	6,285,231	6,285,231

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(10)(16)	5/6/2019	20,952,402	18,674,779	6,040,577	1.9%
				20,952,402	18,674,779	6,040,577

Engineered Machinery Holdings, Inc.	Capital Equipment	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(14)	7/18/2025	1,671,064	1,656,132	1,662,708	0.5%
				1,671,064	1,656,132	1,662,708

FKI Security Group, LLC(12)	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	3/30/2020	11,281,250	11,281,250	11,281,250	3.5%
				11,281,250	11,281,250	11,281,250

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)		6,677,895	6,677,895	6,677,895	2.1%
		Equity - 150 Common Units		—	—	1,753,260	0.6%
				6,677,895	6,677,895	8,431,155

Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.50% LIBOR Floor)(14)	9/26/2019	10,930,000	10,930,000	10,930,000	3.4%
				10,930,000	10,930,000	10,930,000

Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)	2/7/2023	9,950,349	9,950,349	9,950,349	3.1%
				9,950,349	9,950,349	9,950,349

Global Accessories Group, LLC(12)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	151,339	0.0%
				—	151,337	151,339

Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note (10.25% Cash)(8)	10/15/2019	20,000,000	20,000,000	19,268,000	6.0%
				20,000,000	20,000,000	19,268,000

The Imagine Group, LLC(24)	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(13)	6/21/2023	3,000,000	2,962,275	2,750,100	0.9%
				3,000,000	2,962,275	2,750,100

Impact Group, LLC(7)(25)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	6/27/2023	3,457,319	3,457,319	3,457,319	1.1%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(19)	6/27/2023	1,427,914	1,427,914	1,427,914	0.5%
				4,885,233	4,885,233	4,885,233

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2022	14,062,500	14,062,500	13,048,594	4.1%
				14,062,500	14,062,500	13,048,594

Jackson Hewitt Tax Service Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash)	5/31/2023	7,000,000	7,000,000	7,000,000	2.2%
				7,000,000	7,000,000	7,000,000

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	2/15/2022	19,529,449	19,529,449	19,765,755	6.2%
				19,529,449	19,529,449	19,765,755

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 1.01% of Outstanding Equity(20)	2/19/2024	—	955,680	50,000	0.0%
				—	955,680	50,000

Manna Pro Products, LLC(7)	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)	12/8/2023	5,453,570	5,453,570	5,434,482	1.7%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(19)	12/8/2023	670,363	670,363	666,517	0.2%
				6,123,933	6,123,933	6,100,999

Midcoast Energy, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(14)	8/1/2025	3,000,000	2,970,391	3,003,900	0.9%
				3,000,000	2,970,391	3,003,900

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan (LIBOR + 11.50% PIK, 0.75% LIBOR Floor)(10)(14)	12/31/2018	21,925,733	19,746,873	8,814,145	2.7%
				21,925,733	19,746,873	8,814,145

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	8,151,557	7,813,946	7,654,312	2.4%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(14)	10/11/2021	2,808,500	2,808,500	2,637,182	0.8%
		Warrants - 1.56% of Outstanding Equity	1/9/2027	—	499,751	—	0.0%
				10,960,057	11,122,197	10,291,494

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(16)	7/8/2020	2,103,712	2,103,712	1,051,856	0.3%
		Equity - 479,283 Common Units		—	129,406	—	0.0%
		Warrants - 2.8% of Outstanding Equity	7/8/2020	—	52,757	—	0.0%
				2,103,712	2,285,875	1,051,856

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt(26)	7/31/2020	761,905	761,905	761,905	0.2%
		Unsecured Debt(26)	7/31/2021	761,905	761,905	761,905	0.2%
				1,523,810	1,523,810	1,523,810

Redwood Services Group, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	6/6/2023	6,022,406	6,022,406	6,022,406	1.9%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)	6/6/2023	1,373,485	1,373,485	1,373,485	0.4%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	6/6/2023	—	—	—	0.0%
				7,395,891	7,395,891	7,395,891

RMS Holding Company, LLC(7)	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	15,269,745	15,269,745	15,269,745	4.8%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(14)(17)	11/16/2022	1,073,204	1,073,204	1,066,744	0.3%
				16,342,949	16,342,949	16,336,489

SavATree, LLC(7)	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)	6/2/2022	1,858,855	1,858,855	1,858,855	0.6%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(14)(19)	6/2/2022	43,225	43,225	43,225	0.0%
				1,902,080	1,902,080	1,902,080

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (8.00% Cash)	8/31/2019	850,000	850,000	850,000	0.3%
				850,000	850,000	850,000

Seotowncenter, Inc.	Services: Business	Equity - 3,249.697 Common Units		—	500,000	532,885	0.2%
				—	500,000	532,885

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

SFP Holding, Inc.(7)	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	9/1/2022	9,739,371	9,739,371	9,739,371	3.0%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(17)	9/1/2022	1,005,364	1,005,364	1,005,364	0.3%
		Equity - 1.42% Company Interest		—	736,905	736,905	0.2%
				10,744,735	11,481,640	11,481,640

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(10)(14)	7/31/2020	7,330,098	7,136,156	3,512,583	1.1%
				7,330,098	7,136,156	3,512,583

SMART Financial Operations, LLC(7)	Retail	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	11/22/2021	2,775,000	2,775,000	2,775,833	0.9%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(14)	11/22/2021	2,325,000	2,325,000	2,326,418	0.7%
		Equity - 700,000 Class A Preferred Units		—	700,000	700,000	0.2%
				5,100,000	5,800,000	5,802,251

SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 7.00% Cash, 1.00% LIBOR Floor)(14)	2/17/2022	7,387,500	7,387,500	7,461,375	2.3%
				7,387,500	7,387,500	7,461,375

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		—	263,814	274,367	0.1%
				—	263,814	274,367

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2025	4,000,000	3,945,676	4,000,000	1.2%
				4,000,000	3,945,676	4,000,000

Trans-Fast Remittance LLC(7)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)(17)	12/2/2021	3,567,857	3,567,857	3,571,557	1.1%
		Revolving Credit Facility (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)(17)	12/2/2021	1,875,000	1,875,000	1,875,000	0.6%
				5,442,857	5,442,857	5,446,557

Vail Holdco Corp	Wholesale	Equity - 10,702 Shares of Series A Preferred Stock (12.50% PIK)(8)		10,702,000	10,276,214	10,234,323	3.2%
		Equity - 7,700 Shares of Junior Convertible Preferred Stock		7,700,000	7,700,000	7,700,000	2.4%
		Warrants - 0.4875% of Outstanding Equity		—	425,787	580,416	0.2%
				18,402,000	18,402,001	18,514,739

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00% Cash, 1.00% LIBOR Floor)(14)	4/28/2023	808,000	734,073	734,553	0.2%
		Equity - 5,441 Class A Units		—	302,464	302,464	0.1%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	—	361,667	361,667	0.1%
				808,000	1,398,204	1,398,684

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	9/26/2024	13,807,500	13,807,500	13,807,500	4.3%
		Equity - 1,500 Common Units		—	1,500,000	1,500,000	0.5%
				13,807,500	15,307,500	15,307,500

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(9)		—	518,283	698,024	0.2%
				—	518,283	698,024

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(14)	2/12/2024	4,225,918	4,225,918	4,225,918	1.3%
				4,225,918	4,225,918	4,225,918

Subtotal Non-Controlled/Non-Affiliated Investments				$438,395,898	$428,717,777	$393,149,374

Affiliated Investments:

1888 Industrial Services, LLC(7)(23)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)	9/30/2021	$8,984,232	$8,984,232	$8,984,232	2.8%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(14)	9/30/2021	21,762,155	19,326,112	19,725,217	6.1%
		Revolving Credit Facility (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(14)(17)	9/30/2021	3,593,693	3,593,693	3,593,693	1.1%
		Equity - 21,562.16 Class A Units		—	—	—	0.0%
				34,340,080	31,904,037	32,303,142

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00% PIK)(10)	7/22/2020	9,072,532	8,446,385	5,876,279	1.8%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		899,200	899,200	(172,800)	(0.1)%
		Equity - 16 Common Units		—	—	—	0.0%
				12,371,732	11,745,585	5,703,479

Brantley Transportation LLC(12)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (12.00% PIK)(10)	8/2/2017	12,829,552	9,000,000	2,882,800	0.9%
		Senior Secured First Lien Delayed Draw (LIBOR + 5.00% Cash, 1.00% LIBOR Floor)(13)	8/2/2017	503,105	503,105	503,105	0.2%
		Equity - 7.5 Common Units		—	—	—	0.0%
				13,332,657	9,503,105	3,385,905

Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 6.15% Membership Interest(27)		2,500,000	2,500,000	2,500,000	0.8%
				2,500,000	2,500,000	2,500,000

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		31,468,755	31,468,755	31,468,755	9.8%
		Preferred Equity - A-1 Preferred (3.00% PIK)		4,072,311	4,072,311	4,072,311	1.3%
		Equity - 57,300 Class B Units		—	57,300	9,825,804	3.1%
				35,541,066	35,598,366	45,366,870

JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred (6.00% PIK)		1,166,292	1,166,292	1,166,292	0.4%
		Equity - 129,588 Class B Units		—	129,588	215,116	0.1%
				1,166,292	1,295,880	1,381,408

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	6/17/2021	6,670,000	6,670,000	6,670,000	2.1%
		Equity - 33,300 Preferred Units		—	3,330,000	3,330,000	1.0%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$105,921,827	$102,546,973	$100,640,804

Controlled Investments:(5)

Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	$30,252,541	$20,846,571	$12,657,663	3.9%
		Senior Secured First Lien Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(10)(14)	9/25/2020	13,604,437	9,686,866	5,692,096	1.8%
		Senior Secured First Lien Incremental Delayed Draw (LIBOR + 12.50% PIK, 1.00% LIBOR Floor)(14)	9/25/2020	2,242,721	2,242,721	2,242,721	0.7%
		Equity - 4,664.6 Class B Units and 9,424.4 Class C Units		—	12	—	0.0%
		Equity - 2,932.3 Common Units		—	400,003	—	0.0%
				46,099,699	33,176,173	20,592,480

MCC Senior Loan Strategy JV I LLC(11)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC(27)		—	78,575,000	78,370,891	24.4%
				—	78,575,000	78,370,891

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(13)	11/9/2020	4,005,990	4,005,990	4,005,990	1.2%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	11,837,367	11,837,367	11,837,367	3.7%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(13)	11/9/2020	7,479,397	7,479,397	7,479,397	2.3%
		Equity - 787.4 Class A Units		—	9,550,922	—	0.0%
				23,322,754	32,873,676	23,322,754

OmniVere, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 13.00% PIK)(10)(16)	5/5/2019	29,590,984	22,880,599	—	0.0%
		Senior Secured First Lien Term Loan (8.00% PIK)(10)	5/5/2019	4,392,738	4,337,049	1,374,048	0.4%
		Unsecured Debt (8.00% PIK)(10)	7/24/2025	28,912,172	22,727,575	—	0.0%
		Equity - 5,055.56 Common Units		—	872,698	—	0.0%
				62,895,894	50,817,921	1,374,048

TPG Plastics LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (Prime + 0.00% Cash)(15)	12/31/2019	401,346	401,346	401,346	0.1%
		Unsecured Debt (10.00% Cash)(21)		360,000	360,000	360,000	0.1%
		Unsecured Debt (1.00% Cash)(22)		646,996	646,996	646,996	0.2%
		Equity - 35 Class B Units		—	2,670,154	2,670,154	0.8%
				1,408,342	4,078,496	4,078,496

URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.00% PIK, 2.00% LIBOR Floor)(14)	5/2/2022	15,112,754	15,112,754	15,112,754	4.7%
		Preferred Equity (12.00% PIK)		5,850,794	5,850,794	5,850,795	1.8%
		Equity - 397,466 Common Units		—	12,936,879	12,937,518	4.0%
				20,963,548	33,900,427	33,901,067

Subtotal Controlled Investments				$154,690,237	$233,421,693	$161,639,736

Total Investments, September 30, 2018				$699,007,962	$764,686,443	$655,429,914	204.1%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated PIK interest, as applicable, and is net of repayments.

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

(23)	Investment changed its name from AAR Intermediate Holdings, LLC during FY 2018.

(24)	Investment changed its name from Imagine! Print Solutions, LLC during FY 2018.

(25)	Investment changed its name from Impact Sales, LLC during FY 2018.

(26)	Security is non-income producing.

(27)	As a practical expedient, the Company uses NAV to determine the fair value of this investment.

See accompanying notes to consolidated financial statements.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2019
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

On March 26, 2013, our wholly-owned subsidiary, Medley SBIC, LP (“SBIC LP”), a Delaware limited partnership that we own directly and through our wholly-owned subsidiary, Medley SBIC GP, LLC, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958, as amended. Effective July 1, 2019, SBIC LP surrendered its SBIC license and changed its name to Medley Small Business Fund, LP (“Medley Small Business Fund”). In addition, Medley SBIC GP, LLC changed its name to Medley Small Business Fund GP, LLC. See Note 5 for further information.

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

Agreements and Plans of Mergers

On August 9, 2018, the Company entered into a definitive agreement to merge with Sierra Income Corporation (“Sierra”). Pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between the Company and Sierra (the “MCC Merger Agreement”), the Company would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving entity (the “Combined Company”) in the merger (the “MCC Merger”). Under the MCC Merger, each share of our common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of our common stock held by the Company, Sierra or their respective wholly owned subsidiaries, would be converted into the right to receive 0.8050 shares of the Sierra’s common stock. Simultaneously, pursuant to the Agreement and Plan of Merger (the “MDLY Merger Agreement”), dated as of August 9, 2018, by and among MDLY, Sierra, and Sierra Management, Inc., a newly formed Delaware corporation and a wholly owned subsidiary of Sierra (“Merger Sub”), MDLY would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the Merger (the “MDLY Merger” together with the MCC Merger, the “Mergers”), and MDLY’s existing asset management business would continue to operate as a wholly owned subsidiary of the Combined

Company. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries, would be converted into the right to receive (i) 0.3836 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders would have the right to receive certain dividends and/or other payments. If the Mergers are successfully consummated, Sierra’s common stock would be listed on the NYSE under the symbol “SRA” and the Tel Aviv Stock Exchange (“TASE”), with such listings expected to be effective as of the closing date of the Mergers. Upon completion of the Mergers, the investment portfolios of the Company and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors, its wholly controlled adviser subsidiary.

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

On April 15, 2019, certain parties in the Class Action reached agreement on the principal terms of a settlement, which were contained in a term sheet, dated April 15, 2019 (the “Settlement Term Sheet”), among Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, the Company, MCC Advisors, Medley LLC, and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of the Company, on the other hand. The Settlement Term Sheet is intended to form the basis of a definitive stipulation of settlement in the Class Action. The Settlement Term Sheet provides that the Company will seek to obtain the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”). If the foregoing amendments are entered into they will, among other matters (as described in further detail in the Settlement Term Sheet): (a) extend the Outside Date (as defined in the Merger Agreements) to October 31, 2019; (b) permit the Company’s special committee of independent directors (the “MCC Special Committee”) to undertake a sixty-day “go shop” process to solicit superior transactions to the MCC Merger and (c) if the MCC Merger is consummated, create a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma NAV reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Class (as defined in the Settlement Term Sheet). In connection with the Settlement Term Sheet, MDLY has executed an acknowledgement and agreement to take certain actions, including consenting to certain amendments to the Merger Agreements, in furtherance of the transactions contemplated thereby.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 946 (“ASC 946”). The accompanying unaudited consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the consolidated accounts of the Company, its wholly-owned subsidiary Medley Small Business Fund, and its wholly-owned Taxable Subsidiaries. All references made to the “Company,” “we,” and “us” herein include Medley Capital Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying unaudited consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933. In the opinion of management, the unaudited consolidated financial statements reflect all adjustments and reclassifications, which are of a normal recurring nature, that are necessary for the fair presentation of financial results as of and for the periods presented. Therefore, this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2018. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the full year ending September 30, 2019. All intercompany balances and transactions have been eliminated.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended June 30, 2019, the Company earned approximately $1.8 million and $6.4 million in PIK interest, respectively. For the three and nine months ended June 30, 2018, the Company earned approximately $2.4 million and $8.1 million in PIK interest, respectively.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. Fee income for the three and nine months ended June 30, 2019 was approximately $1.2 million and $2.0 million, respectively (see Note 9). Fee income for the three and nine months ended June 30, 2018 was approximately $0.8 million and $3.2 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the three and nine months ended June 30, 2019, $8.7 million and $19.6 million of our realized losses, respectively, were related to certain non-cash restructuring transactions, which is recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. During the three and nine months ended June 30, 2018, $19.7 million and $41.9 million of our realized losses, respectively, were related to certain non-cash restructuring transactions, which is recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2019, certain investments in eight portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $33.7 million, or 7.1% of the fair value of our portfolio. As of September 30, 2018, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $48.1 million, or 7.3% of the fair value of our portfolio.

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

Investments in investment funds are valued at fair value. Fair values are generally determined utilizing the NAV supplied by, or on behalf of, management of each investment fund, which is net of management and incentive fees or allocations charged by the investment fund and is in accordance with the “practical expedient”, as defined by FASB Accounting Standards Update (“ASU”) 2009-12, Investments in Certain Entities that Calculate Net Asset Value per Share. NAVs received by, or on behalf of, management of each investment fund are based on the fair value of the investment funds’ underlying investments in accordance with policies established by management of each investment fund, as described in each of their financial statements and offering memorandum.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There is no provision for federal excise tax for the calendar year ended 2018 accrued at June 30, 2019. For the calendar year ended December 31, 2017, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains, and subsequently paid $157,922 in federal excise taxes.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of June 30, 2019 and September 30, 2018, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the three and nine ended June 30, 2019, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments. For the three and nine months ended June 30, 2018, the change in provision for deferred taxes on the unrealized depreciation on investments was $0.2 million and $0.5 million, respectively.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at June 30, 2019. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of June 30, 2019 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$303,120	54.2%	$228,938	48.1%
Senior Secured Second Lien Term Loans	38,112	6.8	35,448	7.4
Senior Secured First Lien Notes	20,000	3.6	19,484	4.1
Unsecured Debt	2,657	0.5	2,657	0.6
MCC Senior Loan Strategy JV I LLC	78,575	14.0	72,822	15.3
Equity/Warrants	116,611	20.9	116,430	24.5
Total	$559,075	100.0%	$475,779	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants from certain portfolio companies for the objective of increasing total investment returns and are not held for hedging purposes. As of June 30, 2019 and September 30, 2018, the total fair value of warrants was $0.4 million and $1.0 million, respectively, and were included in investments at fair value on the Consolidated Statement of Assets and Liabilities. During the three months ended June 30, 2019, the Company exercised its warrant positions in one portfolio company in exchange for common stock in Avantor, Inc., and forfeited its warrant positions in one portfolio company. During the nine months ended June 30, 2019, the Company acquired additional warrants in one of its existing portfolio investments, and realized the two warrant positions described in the preceding sentence. During the three and nine months ended June 30, 2018, the Company acquired no warrant positions and two warrant positions, respectively.

Total unrealized depreciation related to warrants for the three and nine months ended June 30, 2019 was $0.4 million and $0.2 million, respectively, and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. Total unrealized depreciation related to warrants for the three and nine months ended June 30, 2018 was $1.4 million and $1.9 million, respectively, and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual portfolio investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2019 (dollars in thousands):

	Fair Value	Percentage
Construction & Building	$75,463	15.9%
Multisector Holdings	72,823	15.3
Services: Business	54,058	11.4
High Tech Industries	38,663	8.1
Aerospace & Defense	35,524	7.5
Healthcare & Pharmaceuticals	33,924	7.1
Energy: Oil & Gas	30,714	6.5
Hotel, Gaming & Leisure	20,519	4.3
Wholesale	17,986	3.8
Banking, Finance, Insurance & Real Estate	15,399	3.2
Services: Consumer	13,189	2.8
Containers, Packaging & Glass	12,597	2.7
Automotive	11,423	2.4
Capital Equipment	10,689	2.2
Consumer goods: Non-durable	6,342	1.3
Consumer goods: Durable	5,885	1.2
Media: Broadcasting & Subscription	5,403	1.1
Environmental Industries	3,991	0.8
Metals & Mining	3,336	0.7
Forest Products & Paper	2,759	0.6
Chemicals, Plastics & Rubber	2,291	0.5
Media: Advertising, Printing & Publishing	2,262	0.5
Retail	539	0.1
Total	$475,779	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2018 (dollars in thousands):

	Fair Value	Percentage
Construction & Building	$95,021	14.5%
Multisector Holdings	92,850	14.2
Services: Business	78,371	12.0
High Tech Industries	65,662	10.0
Aerospace & Defense	46,020	7.0
Healthcare & Pharmaceuticals	45,584	7.0
Energy: Oil & Gas	36,714	5.6
Hotel, Gaming & Leisure	32,487	5.0
Wholesale	24,219	3.7
Banking, Finance, Insurance & Real Estate	22,587	3.4
Services: Consumer	18,515	2.8
Containers, Packaging & Glass	16,940	2.6
Automotive	15,307	2.3
Capital Equipment	13,027	2.0
Consumer goods: Non-durable	12,944	2.0
Consumer goods: Durable	8,814	1.3
Media: Broadcasting & Subscription	6,252	0.9
Environmental Industries	5,802	0.9
Metals & Mining	5,703	0.9
Forest Products & Paper	4,078	0.6
Chemicals, Plastics & Rubber	3,283	0.5
Media: Advertising, Printing & Publishing	2,750	0.4
Retail	2,500	0.4
Total	$655,430	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at June 30, 2019 (dollars in thousands):

	Fair Value	Percentage
Northeast	$166,078	34.9%
West	102,719	21.6
Midwest	97,377	20.5
Southeast	47,929	10.1
Southwest	40,420	8.5
Mid-Atlantic	21,256	4.4
Total	$475,779	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2018 (dollars in thousands):

	Fair Value	Percentage
Northeast	$167,803	25.6%
West	155,519	23.7
Midwest	118,291	18.1
Southeast	76,676	11.7
Mid-Atlantic	71,962	11.0
Southwest	65,179	9.9
Total	$655,430	100.0%

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the nine months ended June 30, 2019 and 2018 were as follows:

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2018	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2019	Income Earned

Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$8,984,232	$—	$—	$—	$—	$8,984,232	$517,213
	Senior Secured First Lien Term Loan B	19,725,217	142,758	—	(8,702,616)	—	11,165,359	759,184
	Senior Secured First Lien Term Loan C	—	1,148,042	—	—	—	1,148,042	701
	Revolving Credit Facility	3,593,693	(179,685)	—	—	—	3,414,008	174,154
	Equity	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	5,876,279	—	—	(372,678)	—	5,503,601	—
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	—	—	—	—	—	—
	Preferred Equity Series AAA	(172,800)	72,000	—	—	—	(100,800)	—
	Equity	—	—	—	—	—	—	—
Brantley Transportation LLC	Senior Secured First Lien Term Loan	2,882,800	—	—	(1,228,801)	—	1,653,999	—
	Senior Secured First Lien Delayed Draw Term Loan	503,105	—	—	—	—	503,105	28,322
	Equity	—	—	—	—	—	—	—
Caddo Investors Holdings 1 LLC	Equity	2,500,000	20,842	—	238,219	—	2,759,061	(61,927)
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	—	—	7,824,975	(6,610,014)	—	1,214,961	—

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2018	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2019	Income Earned

	Revolving Credit Facility	—	458,498	1,322,001	—	—	1,780,499	47,077
	Equity	—	—	—	—	—	—	—
JFL-NGS Partners, LLC	Preferred Equity A-2	31,468,755	944,063	—	—	—	32,412,818	707,582
	Preferred Equity A-1	4,072,311	122,169	—	—	—	4,194,480	91,567
	Equity	9,825,804	—	—	9,270,567	—	19,096,371	—
JFL-WCS Partners, LLC	Preferred Equity Class A	1,166,292	69,977	—	—	—	1,236,269	54,134
	Equity	215,116	—	—	2,539,925	—	2,755,041	—
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	—	1,694,915	—	—	—	1,694,915	7,062
	Senior Secured First Lien Delayed Draw Term Loan	—	677,966	—	—	—	677,966	2,825
	Equity	—	962,717	—	—	—	962,717	—
Path Medical, LLC	Senior Secured First Lien Term Loan	—	1,158,752	7,821,824	(497,404)	—	8,483,172	840,522
	Senior Secured First Lien Term Loan A	—	377,062	2,808,500	(262,809)	—	2,922,753	267,420
	Senior Secured First Lien Term Loan C	—	492,090	—	(1,329)	—	490,761	56,559
	Equity	—	—	499,751	(499,751)	—	—	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	500,250
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$100,640,804	$8,162,166	$20,277,051	$(6,126,691)	$—	$122,953,330	$3,992,645

Controlled Investments
Capstone Nutrition	Senior Secured First Lien Term Loan	$12,657,663	$—	$—	$(8,050,598)	$—	$4,607,065	$—
	Senior Secured First Lien Delayed Draw Term Loan	5,692,096	—	—	(3,620,319)	—	2,071,777	—
	Senior Secured First Lien Incremental Delayed Draw Term Loan	2,242,721	1,634,082	—	—	—	3,876,803	350,678
	Equity - Class B and C Units	—	—	—	—	—	—	—
	Equity - Common Units	—	—	—	—	—	—	—
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	78,370,891	—	—	(5,548,312)	—	72,822,579	6,037,500
NVTN LLC	Senior Secured First Lien Term Loan	4,005,990	250,000	—	—	—	4,255,990	202,327
	Senior Secured First Lien Term Loan B	11,837,367	467,729	—	(5,363,336)	—	6,941,760	356,304
	Senior Secured First Lien Term Loan C	7,479,397	90,657	—	(7,570,054)	—	—	—
	Equity	—	—	—	—	—	—	—
OmniVere, LLC	Senior Secured First Lien Term Loan	—	—	—	22,880,599	(22,880,599)	—	(2,822)

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2018	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2019	Income Earned

	Senior Secured First Lien Term Loan	1,374,048	661,225	—	2,963,001	(4,998,274)	—	—
	Unsecured Debt	—	—	—	22,727,575	(22,727,575)	—	(2,205)
	Equity	—	—	—	872,698	(872,698)	—	—
TPG Plastics LLC	Senior Secured Second Lien Term Loan	401,346	(38,328)	—	—	—	363,018	24,511
	Unsecured Debt	360,000	(17,280)	—	—	(59,410)	283,310	20,216
	Unsecured Debt	646,996	(646,996)	—	—	—	—	2,163
	Equity	2,670,154	646,996	—	(1,672,399)	—	1,644,751	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	15,112,754	2,809,054	—	—	—	17,921,808	1,339,343
	Preferred Equity	5,850,795	702,095	—	—	—	6,552,890	567,139
	Equity	12,937,518	—	—	(10,854,796)	—	2,082,722	—
Total Controlled Investments		$161,639,736	$6,559,234	$—	$6,764,059	$(51,538,556)	$123,424,473	$8,895,154

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2017	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2018	Income Earned

Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$8,984,232	$—	$—	$—	$—	$8,984,232	$461,351
	Senior Secured First Lien Term Loan B	19,746,290	1,906,052	—	(2,427,755)	—	19,224,587	1,978,170
	Revolving Credit Facility	—	3,054,639	—	—	—	3,054,639	62,047
	Equity	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	8,340,525	105,860	—	(2,570,051)	—	5,876,334	212,656
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	—	—	—	—	—	—
	Preferred Equity Series AAA	43,200	428,800	—	(560,000)	—	(88,000)	—
	Equity	—	—	—	—	—	—	—
Brantley Transportation LLC	Senior Secured First Lien Term Loan	7,719,520	—	—	(1,559,604)	—	6,159,916	—
	Senior Secured First Lien Delayed Draw Term Loan	668,105	(165,000)	—	—	—	503,105	32,842
	Equity	—	—	—	—	—	—	—
JFL-NGS Partners, LLC	Preferred Equity A-2	30,552,190	916,565	—	—	—	31,468,755	686,972
	Preferred Equity A-1	3,953,700	118,611	—	—	—	4,072,311	88,900
	Equity	63,603	—	—	7,399,149	—	7,462,752	—
JFL-WCS Partners, LLC	Preferred Equity Class A	—	1,166,292	—	—	—	1,166,292	30,100
	Equity	—	129,588	—	—	—	129,588	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	500,250
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$90,071,365	$7,661,407	$—	$281,739	$—	$98,014,511	$4,053,288

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2017	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2018	Income Earned

Controlled Investments
Capstone Nutrition	Senior Secured First Lien Term Loan	$18,002,715	$—	$—	$(5,845,850)	$—	$12,156,865	$—
	Senior Secured First Lien Delayed Draw Term Loan	7,789,760	—	—	(2,529,495)	—	5,260,265	—
	Senior Secured First Lien Incremental Delayed Draw	—	2,157,066	—	—	—	2,157,066	138,415
	Equity - Class B and C Units	—	—	—	—	—	—	—
	Equity - Common Units	—	—	—	—	—	—	—
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	56,137,946	22,487,500	—	(394,453)	—	78,230,993	5,009,375
NVTN LLC	Senior Secured First Lien Term Loan	3,505,990	500,000	—	—	—	4,005,990	159,580
	Senior Secured First Lien Term Loan B	10,604,502	897,475	—	—	—	11,501,977	912,924
	Senior Secured First Lien Term Loan C	6,518,046	699,083	—	—	—	7,217,129	711,660
	Equity	9,550,922	—	—	(7,640,738)	—	1,910,184	—
OmniVere LLC	Senior Secured First Lien Term Loan	24,500,205	—	—	(10,807,380)	—	13,692,825	—
	Senior Secured First Lien Term Loan	1,409,669	2,720,804	—	—	—	4,130,473	152,079
	Unsecured Debt	—	—	—	—	—	—	—
	Equity	—	—	—	—	—	—	—
TPG Plastics LLC	Senior Secured First Lien Term Loan	—	—	401,346	—	—	401,346	4,287
	Unsecured Debt	—	—	360,000	—	—	360,000	3,900
	Unsecured Debt	—	—	646,996	—	—	646,996	701
	Equity	—	—	2,670,154	—	—	2,670,154	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	14,966,563	—	—	—	—	14,966,563	1,144,063
	Preferred Equity	5,500,000	350,795	—	—	—	5,850,795	514,634
	Equity	12,937,518	—	—	—	—	12,937,518	—
Total Controlled Investments		$171,423,836	$29,812,723	$4,078,496	$(27,217,916)	$—	$178,097,139	$8,751,618

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

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the nine months ended

June 30, 2019 and 2018. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the three and nine months ended June 30, 2019 and 2018.

Loan Participation Sales

The Company may sell portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. As of June 30, 2019, there were two participation agreements outstanding with an aggregate fair value of $5.9 million. As of September 30, 2018, there were four participation agreements outstanding with an aggregate fair value of $22.0 million. The transfer of the participated portion of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. In each case, the Company’s loan participation agreements satisfy the following conditions:

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

During the three and nine months ended June 30, 2019, the Company collected interest and principal payments on behalf of the participant in aggregate amounts of $1.0 million and $3.0 million, respectively. During the three and nine months ended June 30, 2018, the Company collected interest and principal payments on behalf of the participant in aggregate amounts of $17.0 million and $21.2 million, respectively. Under the terms of the participation agreements, the Company will collect and remit periodic payments to the participant equal to the participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

As of June 30, 2019, MCC JV had total capital commitments of $100.0 million, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $89.8 million was funded as of June 30, 2019 relating to these commitments, of which $78.6 million was from the Company. As of June 30, 2019, MCC JV’s board of managers had approved advances of capital of up to $0.3 million of the remaining capital commitments, of which $0.2 million is from the Company.

On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG (“CS”) with commitments of $100 million subject to leverage and borrowing base restrictions. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. The JV Facility bears interest at a rate of LIBOR (with no minimum) + 2.50% per annum. On March 29, 2019, the JV Facility reinvestment period was extended to June 28, 2019 from March 30, 2019. On June 28, 2019, the JV Facility reinvestment period was further extended to October 28, 2019. The stated maturity date was not impacted by the JV Facility reinvestment period extension and remained March 30, 2022. As of June 30, 2019 and September 30, 2018, there was approximately $179.3 million outstanding under the JV Facility.

At June 30, 2019 and September 30, 2018, MCC JV had total investments at fair value of $253.5 million and $251.9 million, respectively. As of June 30, 2019 and September 30, 2018, MCC JV’s portfolio was comprised of senior secured first lien term loans to 60 and 56 borrowers, respectively. As of June 30, 2019, MCC JV did not have any investments on non-accrual status. As of September 30, 2018, certain investments in one portfolio company held by MCC JV were on non-accrual status.

Below is a summary of MCC JV’s portfolio, excluding equity investments, followed by a listing of the individual investments in MCC JV’s portfolio as of June 30, 2019 and September 30, 2018:

	June 30, 2019	September 30, 2018
Senior secured loans(1)	$261,901,345	$256,547,053
Weighted average current interest rate on senior secured loans(2)	7.51%	7.39%
Number of borrowers in MCC JV	60	56
Largest loan to a single borrower(1)	$10,942,429	$11,115,786
Total of five largest loans to borrowers(1)	$41,160,637	$47,982,607

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at par.

MCC JV Loan Portfolio as of June 30, 2019
(unaudited)

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	$10,942,429	$10,942,429	$10,691,848	12.9%
				10,942,429	10,942,429	10,691,848

Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	11/22/2023	726,065	724,749	721,200	0.9%
				726,065	724,749	721,200

BW NHHC HOLDCO INC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/15/2025	5,194,895	5,129,110	4,796,446	5.8%
				5,194,895	5,129,110	4,796,446

Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	1/4/2026	2,967,562	2,912,286	2,992,787	3.6%
				2,967,562	2,912,286	2,992,787

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,362,500	5,328,659	5,186,074	6.2%
				5,362,500	5,328,659	5,186,074

CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,401,877	3,372,063	3,382,827	4.1%
				3,401,877	3,372,063	3,382,827

CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	1,957,528	1,951,911	1,924,816	2.3%
				1,957,528	1,951,911	1,924,816

Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	10/4/2024	9,857,363	9,838,737	9,758,789	11.7%
				9,857,363	9,838,737	9,758,789

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	4,142,689	4,071,168	3,397,005	4.1%
				4,142,689	4,071,168	3,397,005

Envision Healthcare	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	10/10/2025	1,965,125	1,899,539	1,719,484	2.1%
				1,965,125	1,899,539	1,719,484

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/1/2025	3,453,786	3,405,940	3,436,517	4.1%
				3,453,786	3,405,940	3,436,517

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,916,031	2,910,567	2,605,473	3.1%
				2,916,031	2,910,567	2,605,473

Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/23/2024	4,912,812	4,898,319	4,802,274	5.8%
				4,912,812	4,898,319	4,802,274

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/20/2023	4,199,559	4,199,559	4,181,081	5.0%
				4,199,559	4,199,559	4,181,081

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/30/2022	1,818,750	1,804,559	1,457,182	1.8%
				1,818,750	1,804,559	1,457,182

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	4/26/2025	4,076,471	4,065,224	3,758,506	4.5%
				4,076,471	4,065,224	3,758,506

The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	7,820,000	7,773,063	6,437,424	7.7%
				7,820,000	7,773,063	6,437,424

Infogroup, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,887,500	4,856,683	4,756,515	5.7%
				4,887,500	4,856,683	4,756,515

Intermedia Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2025	2,985,000	2,958,942	2,926,195	3.5%
				2,985,000	2,958,942	2,926,195

Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/16/2025	2,826,250	2,812,739	2,215,215	2.7%
				2,826,250	2,812,739	2,215,215

Jackson Hewitt Tax Services Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	4/20/2023	5,887,500	5,887,500	5,848,642	7.0%
				5,887,500	5,887,500	5,848,642

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	6,178,421	6,097,671	5,849,729	7.0%
				6,178,421	6,097,671	5,849,729

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	4,903,412	4,835,666	4,784,259	5.8%
				4,903,412	4,835,666	4,784,259

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	4,987,530	4,970,450	5,037,405	6.1%
				4,987,530	4,970,450	5,037,405

Loparex International B.V.	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	4/11/2025	3,626,711	3,611,692	3,617,644	4.3%
				3,626,711	3,611,692	3,617,644

Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	3,037,083	3,037,083	2,887,355	3.5%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	616,667	616,667	586,265	0.7%
				3,653,750	3,653,750	3,473,620

Midcoast Energy, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/1/2025	4,341,478	4,306,894	4,341,478	5.2%
				4,341,478	4,306,894	4,341,478

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	7/14/2022	2,453,064	2,449,488	2,431,477	2.9%
				2,453,064	2,449,488	2,431,477

NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/1/2025	2,985,000	2,971,673	2,931,569	3.5%
				2,985,000	2,971,673	2,931,569

Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	3/28/2025	4,196,875	4,179,570	3,994,166	4.8%
				4,196,875	4,179,570	3,994,166

Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	9/29/2025	3,850,216	3,822,617	3,695,180	4.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	9/29/2025	947,997	941,202	909,824	1.1%
				4,798,213	4,763,819	4,605,004

Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	6/21/2026	3,672,566	3,635,841	3,588,053	4.3%
				3,672,566	3,635,841	3,588,053

Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	3,415,152	3,403,323	3,278,204	3.9%
				3,415,152	3,403,323	3,278,204

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/19/2022	6,362,424	6,349,210	6,324,886	7.6%
				6,362,424	6,349,210	6,324,886

Phoenix Guarantor Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/5/2026	4,975,000	4,909,874	4,949,628	5.9%
				4,975,000	4,909,874	4,949,628

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/3/2024	3,049,523	3,025,122	3,012,624	3.6%
				3,049,523	3,025,122	3,012,624

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	11/30/2023	4,875,423	4,558,033	4,558,033	5.5%
		Class C Common Stock		1	—	—
				4,875,424	4,558,033	4,558,033

PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/5/2024	1,977,331	1,968,840	1,940,229	2.3%
				1,977,331	1,968,840	1,940,229

Quartz Holding Inc	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	4/2/2026	6,000,000	5,976,484	5,970,000	7.2%
				6,000,000	5,976,484	5,970,000

Recorded Books Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/29/2025	3,970,000	3,934,857	3,970,000	4.8%
				3,970,000	3,934,857	3,970,000

Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	5/25/2023	4,080,727	4,062,829	4,014,619	4.8%
				4,080,727	4,062,829	4,014,619

Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)(1)	2/3/2025	3,431,562	3,426,006	3,337,538	4.0%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)(1)	2/3/2025	1,339,253	1,289,382	1,303,227	1.6%
				4,770,815	4,715,388	4,640,765

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	2/28/2022	2,664,286	2,635,627	2,544,126	3.1%
				2,664,286	2,635,627	2,544,126

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/31/2022	2,591,152	2,574,265	2,578,196	3.1%
				2,591,152	2,574,265	2,578,196

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	9/1/2022	4,832,875	4,785,922	4,784,546	5.8%
		Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	9/1/2022	1,875,946	1,857,721	1,857,187	2.2%
				6,708,821	6,643,643	6,641,733

Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	9,850,000	9,811,793	9,850,000	11.8%
				9,850,000	9,811,793	9,850,000

Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	11/11/2024	3,928,939	3,919,092	3,889,650	4.7%
				3,928,939	3,919,092	3,889,650

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	2/27/2022	3,491,250	3,491,250	3,491,250	4.2%
				3,491,250	3,491,250	3,491,250

SMB Shipping Logistics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	2/5/2024	2,472,131	2,451,528	2,447,410	2.9%
				2,472,131	2,451,528	2,447,410

Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/16/2024	3,925,362	3,899,973	3,904,558	4.7%
				3,925,362	3,899,973	3,904,558

Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/9/2023	3,945,038	3,915,738	3,621,545	4.4%
				3,945,038	3,915,738	3,621,545

The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/28/2021	4,359,998	4,359,998	4,324,682	5.2%
				4,359,998	4,359,998	4,324,682

ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	10/11/2024	6,691,842	6,675,424	6,681,135	8.0%
				6,691,842	6,675,424	6,681,135

Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	1/31/2025	2,444,062	2,434,280	2,414,734	2.9%
				2,444,062	2,434,280	2,414,734

United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	9/2/2024	3,790,000	3,775,662	3,790,000	4.6%
				3,790,000	3,775,662	3,790,000

Wheels Up Partners LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.55%, 1.00% LIBOR Floor)(1)	10/15/2021	3,840,231	3,772,051	3,772,643	4.5%
				3,840,231	3,772,051	3,772,643

Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	3/1/2026	6,633,375	6,578,153	6,394,574	7.7%
				6,633,375	6,578,153	6,394,574

Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	4/30/2026	2,231,250	2,213,131	2,227,457	2.7%
				2,231,250	2,213,131	2,227,457

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	2/12/2024	8,155,125	8,155,125	8,083,360	9.7%
				8,155,125	8,155,125	8,083,360

Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,603,375	2,603,375	2,531,522	3.0%
				2,603,375	2,603,375	2,531,522

Total Investments, June 30, 2019				$261,901,345	$260,034,328	$253,498,267	304.6%

(1)	Represents the annual current interest rate as of June 30, 2019. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	Percentage is based on MCC JV's net assets of $83,225,804 as of June 30, 2019.

MCC JV Loan Portfolio as of September 30, 2018

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	$11,115,786	$11,115,786	$11,115,786	12.4%
				11,115,786	11,115,786	11,115,786

Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	11/22/2023	2,942,775	2,936,535	2,942,775	3.3%
				2,942,775	2,936,535	2,942,775

Avantor, Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	11/21/2024	5,528,200	5,455,199	5,583,482	6.2%
				5,528,200	5,455,199	5,583,482

BW NHHC HOLDCO INC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(1)	5/15/2025	6,284,250	6,184,580	6,170,505	6.9%
				6,284,250	6,184,580	6,170,505

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,403,750	5,363,877	5,402,669	6.0%
				5,403,750	5,363,877	5,402,669

CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,428,127	3,392,563	3,370,192	3.8%
				3,428,127	3,392,563	3,370,192

CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	2,867,813	2,854,412	2,853,473	3.2%
				2,867,813	2,854,412	2,853,473

Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.50%)(1)	10/4/2024	7,634,615	7,613,184	7,584,990	8.5%
		Delayed Draw Term Loan (LIBOR + 4.50%)(1)	10/4/2024	2,297,782	2,297,782	2,282,846	2.5%
				9,932,397	9,910,966	9,867,836

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan B (ABR + 5.50% PIK, 5.25% ABR Floor)(1)(3)	4/1/2019	242,807	213,451	41,301	0.0%
		Senior Secured First Lien Term Loan C (ABR + 8.50% PIK, 5.25% ABR Floor)(1)(3)	4/1/2019	1,826,953	717,016	—	0.0%
		Senior Secured First Lien Term Loan D (ABR + 7.00% PIK, 5.25% ABR Floor)(1)(3)	4/1/2019	1,038,290	—	—	0.0%
		Equity - 41 Common Units	4/1/2019	—	—	—	0.0%
				3,108,050	930,467	41,301

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	4,175,053	4,080,739	4,064,414	4.5%
				4,175,053	4,080,739	4,064,414

Deliver Buyer, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/1/2024	531,987	530,704	530,657	0.6%
				531,987	530,704	530,657

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

DigiCert, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	10/31/2024	1,488,750	1,482,238	1,488,750	1.7%
				1,488,750	1,482,238	1,488,750

Elite Comfort Solutions, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	1/15/2021	5,507,602	5,507,602	5,507,602	6.1%
				5,507,602	5,507,602	5,507,602

GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/1/2025	3,750,000	3,713,265	3,712,500	4.1%
				3,750,000	3,713,265	3,712,500

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,938,931	2,930,787	2,656,795	3.0%
				2,938,931	2,930,787	2,656,795

Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/23/2024	4,950,125	4,933,531	4,950,125	5.5%
				4,950,125	4,933,531	4,950,125

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/20/2023	8,792,361	8,792,361	8,792,361	9.9%
				8,792,361	8,792,361	8,792,361

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/30/2022	1,820,455	1,802,712	1,694,479	1.9%
		Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/30/2022	12,358	12,238	11,503	0.0%
				1,832,813	1,814,950	1,705,982

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	4/26/2025	4,107,353	4,094,567	4,114,746	4.6%
				4,107,353	4,094,567	4,114,746

The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	7,880,000	7,820,824	7,437,932	8.3%
				7,880,000	7,820,824	7,437,932

Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,925,000	4,887,744	4,905,300	5.5%
				4,925,000	4,887,744	4,905,300

Intermedia Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2025	3,000,000	2,970,580	2,970,000	3.3%
				3,000,000	2,970,580	2,970,000

Isagenix International, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/16/2025	2,937,813	2,922,007	2,894,920	3.2%
				2,937,813	2,922,007	2,894,920

Jackson Hewitt Tax Services Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	5/31/2023	6,000,000	6,000,000	6,000,000	6.7%
				6,000,000	6,000,000	6,000,000

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	6,225,584	6,131,648	6,194,456	6.9%
				6,225,584	6,131,648	6,194,456

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	4,999,557	4,919,799	4,960,560	5.5%
				4,999,557	4,919,799	4,960,560

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	5,423,077	5,400,078	5,450,192	6.1%
				5,423,077	5,400,078	5,450,192

Loparex International B.V.	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	4/11/2025	6,650,000	6,615,014	6,716,500	7.5%
				6,650,000	6,615,014	6,716,500

Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	3,060,208	3,060,208	3,049,498	3.4%
		Delayed Draw Term Loan (LIBOR + 6.00%)(1)	12/8/2023	376,167	376,167	374,850	0.4%
				3,436,375	3,436,375	3,424,348

Midcoast Energy, LLC	Energy: Oil & gas	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/1/2025	4,000,000	3,960,877	4,005,200	4.5%
				4,000,000	3,960,877	4,005,200

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	7/14/2022	4,557,382	4,549,251	4,557,382	5.1%
				4,557,382	4,549,251	4,557,382

Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	3/28/2025	4,228,750	4,209,044	4,207,606	4.7%
				4,228,750	4,209,044	4,207,606

Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	3,441,288	3,427,525	3,441,288	3.8%
				3,441,288	3,427,525	3,441,288

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/19/2022	4,911,410	4,911,410	4,911,410	5.5%
				4,911,410	4,911,410	4,911,410

Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/3/2024	6,160,625	6,103,585	6,099,019	6.8%
				6,160,625	6,103,585	6,099,019

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	11/30/2021	4,875,423	4,875,423	4,807,655	5.4%
				4,875,423	4,875,423	4,807,655

PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/3/2024	1,992,273	1,982,463	1,982,311	2.2%
				1,992,273	1,982,463	1,982,311

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Recorded Books Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.50%)(1)	8/29/2025	4,000,000	3,960,299	3,960,299	4.4%
				4,000,000	3,960,299	3,960,299

Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	5/25/2023	5,205,684	5,173,271	5,212,452	5.8%
				5,205,684	5,173,271	5,212,452

Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)(1)	2/3/2025	3,457,625	3,449,777	3,457,625	3.9%
				3,457,625	3,449,777	3,457,625

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	2/28/2022	2,720,536	2,683,070	2,720,808	3.0%
				2,720,536	2,683,070	2,720,808

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/30/2022	3,904,564	3,873,416	3,904,564	4.4%
				3,904,564	3,873,416	3,904,564

Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	9,925,000	9,881,191	9,925,000	11.1%
				9,925,000	9,881,191	9,925,000

Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	11/11/2024	5,211,928	5,196,997	5,191,602	5.8%
				5,211,928	5,196,997	5,191,602

SMB Shipping Logistics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	2/5/2024	2,493,671	2,469,513	2,468,735	2.8%
				2,493,671	2,469,513	2,468,735

Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/16/2024	3,955,025	3,921,489	3,955,025	4.4%
				3,955,025	3,921,489	3,955,025

Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/9/2023	4,975,000	4,930,568	4,975,000	5.6%
				4,975,000	4,930,568	4,975,000

The KEYW Corporation	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	5/8/2024	3,337,209	3,321,534	3,305,172	3.7%
				3,337,209	3,321,534	3,305,172

The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/28/2021	4,923,664	4,923,664	4,923,664	5.5%
				4,923,664	4,923,664	4,923,664

ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	10/11/2024	4,987,500	4,974,219	5,001,965	5.6%
				4,987,500	4,974,219	5,001,965

Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	1/31/2025	2,462,625	2,451,451	2,462,625	2.7%
				2,462,625	2,451,451	2,462,625

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	9/1/2024	3,880,000	3,863,202	3,880,000	4.3%
				3,880,000	3,863,202	3,880,000

Vertex Aerospace Services Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 4.75%)(1)	6/29/2025	1,496,250	1,488,975	1,511,213	1.7%
				1,496,250	1,488,975	1,511,213

Wheels Up Partners LLC	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 8.55%, 1.00% LIBOR Floor)(1)	10/15/2021	4,437,529	4,333,078	4,380,729	4.9%
				4,437,529	4,333,078	4,380,729

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	2/12/2024	8,217,063	8,217,063	8,217,063	9.2%
				8,217,063	8,217,063	8,217,063

Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,625,500	2,625,500	2,622,349	2.9%
				2,625,500	2,625,500	2,622,349

Total Investments, September 30, 2018				$256,547,053	$252,887,053	$251,913,920	281.2%

(1)	Represents the annual current interest rate as of September 30, 2018. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	This investment was on non-accrual status as of September 30, 2018.

(4)	Percentage is based on MCC JV's net assets of $89,580,037 as of September 30, 2018.

Below is certain summarized financial Information for MCC JV as of June 30, 2019 and September 30, 2018, and for the three months ended June 30, 2019 and 2018:

	June 30, 2019	September 30, 2018
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: of $260,034,328 and $252,887,053, respectively)	$253,498,267	$251,913,920
Cash	10,946,130	14,035,722
Other assets	1,104,707	2,614,208
Total assets	$265,549,104	$268,563,850

Line of credit (net of debt issuance costs of $1,707,345 and $1,408,462, respectively)	$177,572,675	$177,871,538
Other liabilities	3,984,534	379,030
Interest payable	766,091	733,245
Total liabilities	182,323,300	178,983,813
Members' capital	83,225,804	89,580,037
Total liabilities and members' capital	$265,549,104	$268,563,850

	For the three months ended June 30		For the nine months ended June 30
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total revenues	$5,093,570	$4,562,308	$15,213,994	$12,161,439
Total expenses	(2,789,653)	(2,415,306)	(8,221,213)	(6,415,916)
Net unrealized appreciation/(depreciation)	(2,838,654)	(1,473,641)	(5,562,929)	(1,427,303)
Net realized gain/(loss)	(141,971)	248,853	(884,084)	861,361
Net income/(loss)	$(676,708)	$922,214	$545,768	$5,179,581

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

As of June 30, 2019, excluding MCC JV, the Company had no single Control Investment which would be deemed to be a significant subsidiary pursuant to Rule 10-01(b)(1) of Regulation S-X.

The Company also determined that the assets of MCC JV represented greater than 20% of its total assets and also generated more than 20% of the Company’s total income primarily due to dividend income. Accordingly, the related summary financial information is presented in the “MCC Senior Loan Strategy JV I LLC” heading above.

Note 4. Fair Value Measurements

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. Investments which are valued using NAV as a practical expedient are excluded from this hierarchy, and certain prior period amounts have been reclassified to conform to the current period presentation. The three levels are defined below:

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of June 30, 2019 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$228,938	$228,938
Senior Secured Second Lien Term Loans	—	—	35,448	35,448
Senior Secured First Lien Notes	—	—	19,484	19,484
Unsecured Debt	—	—	2,657	2,657
Equity/Warrants	17,986	—	95,685	113,671
Total	$17,986	$—	$382,212	$400,198
Investments measured at net asset value(1)				75,581
Total Investments, at fair value				$475,779

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2018 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$395,015	$395,015
Senior Secured Second Lien Term Loans	—	—	48,890	48,890
Senior Secured First Lien Notes	—	—	19,268	19,268
Unsecured Debt	—	—	3,381	3,381
Equity/Warrants	—	50	107,955	108,005
Total	$—	$50	$574,509	$574,559
Investments measured at net asset value(1)				80,871
Total Investments, at fair value				$655,430

(1)
Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended June 30, 2019 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2018	$395,015	$48,890	$19,268	$3,381	$107,955	$574,509
Purchases and other adjustments to cost	2,353	1,315	—	(648)	(11,661)	(8,641)
Originations	56,549	1,500	—	—	387	58,436
Sales	(136,840)	(11,828)	—	—	—	(148,668)
Settlements	(32,681)	(2,151)	—	(17)	(11,396)	(46,245)
Net realized gains/(losses) from investments	(62,062)	114	—	(22,787)	7,733	(77,002)
Net transfers in and/or out of Level 3	—	—	—	—	—	—
Net unrealized gains/(losses)	6,604	(2,392)	216	22,728	2,667	29,823
Balance as of June 30, 2019	$228,938	$35,448	$19,484	$2,657	$95,685	$382,212

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

Net change in unrealized loss included in earnings related to investments still held as of June 30, 2019 and 2018 was approximately $40.6 million and $70.0 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended June 30, 2019, none of our investments transferred in or out of Level 3. During the nine months ended June 30, 2018, one of our senior secured first lien notes with a fair value of $7.1 million, and one of our warrant positions with a fair value of $0 transferred from Level 2 to Level 3 because of the decrease in availability of the transaction data or the inputs to the valuation. During the nine months ended June 30, 2018, one of our equity positions with a fair value of $0 transferred from Level 1 to Level 3 because of the decrease in availability of the transaction data or the inputs to the valuation.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of June 30, 2019 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$155,554	Income Approach (DCF)	Market Yield	6.51% - 17.19% (10.67%)
Senior Secured First Lien Term Loans	63,221	Market Approach (Guideline Comparable)/Income Approach (DCF)/ Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate Expected Proceeds	0.25x - 1.35x (1.25x) 3.50x - 7.50x (6.06x) 10.00% - 18.70% (16.82%) $9.0M - $9.0M ($9.0M)
Senior Secured First Lien Term Loans	10,163	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Senior Secured First Lien Notes	19,484	Income Approach (DCF)	Market Yield	11.58%
Senior Secured Second Lien Term Loans	17,163	Income Approach (DCF)	Market Yield	9.88% - 20.56% (15.12%)
Senior Secured Second Lien Term Loans	18,285	Market Approach (Guideline Comparable)/Income Approach (DCF)	EBITDA Multiple(1) Discount Rate	4.50x - 6.00x (5.97x) 16.40% - 16.40% (16.40%)
Unsecured Debt	850	Income Approach (DCF)	Market Yield	7.52%
Unsecured Debt	1,807	Market Approach (Guideline Comparable)	EBITDA Multiple(1)	4.00x - 7.00x (6.53x)
Equity	94,722	Market Approach (Guideline Comparable)/Income Approach (DCF)/Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate Expected Proceeds	0.88x - 1.35x (1.35x) 3.50x - 9.50x (8.54x) 10.00% - 21.50% (14.81%) $47.5M - $47.5M ($47.5M)
Equity	963	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Total	$382,212

The following table has been modified to conform to the current year presentation, and presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2018 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$175,233	Income Approach (DCF)	Market Yield	7.18% - 16.87% (10.80%)
Senior Secured First Lien Term Loans	113,178	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)/ Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate Expected Proceeds	0.75x - 1.35x (0.87x) 3.50x - 7.00x (5.93x) 10.00% - 18.00% (16.77%) $0.0M - $127.5M ($76.8M)
Senior Secured First Lien Term Loans	106,604	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Senior Secured First Lien Notes	19,268	Income Approach (DCF)	Market Yield	14.17%
Senior Secured Second Lien Term Loans	33,376	Income Approach (DCF)	Market Yield	8.99% - 14.17% (11.29%)
Senior Secured Second Lien Term Loans	15,113	Market Approach (Guideline Comparable)/Income Approach (DCF)	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate	0.60x - 0.80x (0.70x) 6.75x - 7.75x (7.25x) 15.50% - 17.50% (16.50%)
Senior Secured Second Lien Term Loans	401	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Unsecured Debt	—	Enterprise Value Analysis	Expected Proceeds	$0.0M - $0.0M ($0.0M)
Unsecured Debt	3,381	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Equity	6,678	Income Approach (DCF)	Market Yield	8.75%
Equity	97,107	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)/Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate Expected Proceeds	0.70x - 1.35x (0.69x) 4.50x - 13.00x (9.60x) 10.00% - 21.50% (14.79%) $0.0M - $5.7M ($0.0M)
Equity	4,170	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Total	$574,509

(1)	Represents inputs used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks over specified time frames. The Earnout and AMI were initially recorded an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration will be remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of June 30, 2019, there was no change in fair value of the contingent consideration.

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

As of June 30, 2019, the Company’s asset coverage was 191% after giving effect to leverage and therefore the Company’s asset coverage is below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders and may not employ further leverage until the Company’s asset coverage is at least 200% after giving effect to such leverage.

The Company’s outstanding debt excluding debt issuance costs as of June 30, 2019 and September 30, 2018 was as follows (dollars in thousands):

	June 30, 2019				September 30, 2018
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
2021 Notes	$74,013	$74,013	$74,013	$69,809	$74,013	$74,013	$74,013	$74,960
2023 Notes	77,847	77,847	77,847	69,284	89,847	89,847	89,847	89,128
2024 Notes	120,156	120,156	120,156	94,914	121,276	121,276	121,276	112,993
SBA Debentures	—	—	—	—	135,000	135,000	135,000	135,000
Total	$272,016	$272,016	$272,016	$234,007	$420,136	$420,136	$420,136	$412,081

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

The following table shows the components of interest expense, commitment fees related to the Facilities, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities for the three and nine months ended June 30, 2019 and 2018 (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2019	2018	2019	2018
Revolving Facility interest	$—	$14	$—	$729
Revolving Facility commitment fee	—	376	—	1,150
Term Facility interest	—	—	—	1,505
Amortization of debt issuance costs	—	138	—	952
Agency and other fees	—	19	—	57
Total	$—	$547	$—	$4,393
Weighted average stated interest rate	—%	4.8%	—%	4.4%
Weighted average outstanding balance	$—	$1,220	$—	$68,048

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

2024 Notes

On January 26, 2018, the Company priced a debt offering in Israel of $121.3 million Series A Notes (the “2024 Notes,” and together with the 2021 Notes and the 2023 Notes, the “Unsecured Notes”). The 2024 Notes will mature on February 27, 2024 and the principal will be payable in four annual installments, of which 25% will be payable on each February 27 for the years 2021 through 2024. The 2024 Notes are listed on the TASE and denominated in New Israeli Shekels, but linked to the US Dollar at a fixed exchange rate which mitigates any currency exposure to the Company. The 2024 Notes have not been and will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements. In connection with this offering, we have dual listed our common stock on the TASE. As of March 27, 2018, the 2024 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option. The 2024 Notes bear interest at a rate of 6.80% per year, payable semi-annually on February 27 and August 27 of each year, beginning August 27, 2018.

The deed of trust governing the 2024 Notes (the “Deed”) includes certain customary covenants, including minimum net assets of $275 million and a maximum debt to total assets ratio of 70%. The date for determining compliance with these financial covenants is the date that the Company publishes its financial statements (i.e., in a quarterly report on Form 10-Q or an annual report on Form 10-K) with the SEC. If the Company does not satisfy these financial covenants for two consecutive quarters, it is an event of default under the Deed. If this event of default is expected to occur, the Company has the right to request the trustee for the 2024 Notes (the “Trustee”) to appoint an emergency committee of the three largest noteholders for the purpose of obtaining a one-quarter extension of time to satisfy the financial covenants. If the Company does not make this request and the breach occurs, or if the emergency committee does not grant the extension, then the Trustee is required to convene a meeting of the noteholders as described below.

In addition to not complying with the financial covenants as described above, the events of default include: (i) a change of control of the Company (defined in the Deed as MCC Advisors’ ceasing to provide investment management or advisory services to the Company); (ii) the Company not publishing a tender offer for the purchase of all of the 2024 Notes within 45 days; (iii) the Company not paying any amount due and payable to the holders of the 2024 Notes within seven business days after the payment due date; (iv) certain insolvency and receivership events with respect to the Company or with respect to all or substantially all of its assets, and (v) the 2024 Notes being delisted from the TASE or the TASE’s suspension of trading of the 2024 Notes for more than 60 days.

If an event of default occurs under the Deed, there is no automatic acceleration or mandatory redemption of the 2024 Notes. Rather, the Trustee is required to convene a meeting of the noteholders for a vote on whether to accelerate the 2024 Notes. Noteholders holding at least 50% of the principal amount of the 2024 Notes must be present at the meeting for a quorum to exist, and if a quorum exists, then the vote of a majority of the noteholders present at the meeting controls.

To avoid any potential event of default under the Deed, the Company engaged in direct negotiations with the Trustee for the purpose of revising certain provisions therein, as described more fully below. The Company executed and delivered the Amendment to the Trustee on July 16, 2019. At a meeting held on July 16, 2019, the holders of the 2024 Notes approved an amendment to the Deed (the “Amendment”), with 100% of the participating holders voting in favor. Under Israeli law, however, certain procedural steps must be completed before the Trustee can countersign the Amendment on behalf of the holders of the 2024 Notes and make the Amendment binding upon both parties. In that regard, before the Trustee is authorized to execute the Amendment on behalf of the holders of the 2024 Notes: (i) the TASE must approve the Amendment; (ii) the Company must issue a public notice of the

Amendment with the Israeli Security Authority and on the TASE; and (iii) the Trustee, in coordination with the TASE, must set an effective date for the Amendment that must be at least 17 days following such notice. On July 24, 2019, the Company received the requisite approval from the TASE and issued the required notice, which set an effective date for the Amendment of August 12, 2019. As a result, the Amendment is expected to be effective and binding on the Company and the Trustee on August 12, 2019.

The Amendment would amend the Deed by, among other things: (a) modifying Section 2.2 of the Deed to provide for full repayment of the 2024 Notes in eight (8) equal installments, each at the rate of twelve and one-half percent (12.5%) of the principal amount of the 2024 Notes, beginning on the Effective Date (as defined in the Amendment) and ending on January 31, 2021; (b) changing the interest payment dates for the 2024 Notes from semi-annual to quarterly except for the initial interest payment, which shall be paid on the Effective Date, and the final interest payment, which shall be paid on January 31, 2021; (c) decreasing the annual interest rate on the 2024 Notes by 0.25% per annum on the Effective Date and further decreasing the annual interest rate on the 2024 Notes by 0.50% per annum if the Mergers close, which further decrease will be effective upon the closing of the Mergers; (d) decreasing the minimum total net asset covenant in Section 6.1.1 of the Deed from $275 million to $215 million; (e) adjusting the acceleration event in Section 10.1.25 of the Deed that occurs if the credit rating on the 2024 Notes drops below (i) il/B of Maalot during the period before November 30, 2019, (ii) il/BB- of Maalot during the period between December 1, 2019 and April 1, 2020, and (c) il/BBB- of Maalot during the period on or after April 1, 2020; (f) waiving the make-whole and market value payment requirements of Section 9.1.7 of the Deed for all early redemption payments on the 2024 Notes within eighteen (18) months following the Effective Date; (g) requiring each of Medley Small Business Fund and Medley SLF Funding I LLC, a wholly owned subsidiary of the Company (“Medley SLF”), to guarantee all of the Company’s obligations under the Deed (including the Amendment) and the 2024 Notes and to grant security interests on all of their assets (the “Collateral”) to secure such guaranties and providing for the termination of the Medley SLF guaranty and release of the security interests in Medley SLF’s assets upon the closing of the Mergers, subject to certain limitations; (h) requiring that the Company use principal collections from the Collateral to make early redemption payments on the 2024 Notes, which payments will be applied in inverse order of the maturity of the required principal installment payments on the 2024 Notes; (i) granting a waiver by the Trustee and the holders of the 2024 Notes of any right to accelerate the full balance of the amount due to the holders of the 2024 Notes based on any claims, allegations, actions, and/or rights that were raised, and/or resulting or deriving from the claims or allegations as set forth in Section 19.1 of the Amendment; (j) granting a waiver by the Trustee and the holders of the 2024 Notes of certain claims, demands, rights, and/or actions against and/or relating to the Company, its subsidiaries and/or affiliates and their respective employees (including their respective directors, officers, members of the Company’s board of directors, employees, stockholders, stakeholders and advisors); and (k) adding other definitions, representations and covenants to the Deed and making related conforming changes to the Deed. No prepayment penalties will be due or payable in connection with the Company’s entry into the Amendment.

As of June 30, 2019, we have net assets of $248.1 million and therefore we are not in compliance with the minimum net assets covenant of $275 million under the Deed. While there are no immediate consequences to breaching this financial covenant for a single period, if the Company reports net assets of less than $275 million for two consecutive quarters and does not obtain a one-quarter extension of time as described above, the holders of the 2024 Notes can require the Trustee to accelerate the 2024 Notes. In that regard, if the Company’s net assets remain below $275 million as of September 30, 2019 and the Company does not obtain an extension of time for compliance as described above or an adequate waiver or amendment, then an event of default on the 2024 Notes will occur on the date that the Company publishes its annual report on Form 10-K for the fiscal year ending September 30, 2019, which would be no later than December 16, 2019.

However, as described above, at such time that the Amendment becomes effective (which is expected to be August 12, 2019), the Amendment would decrease the minimum total net asset covenant in the Deed from $275 million to $215 million. As a result, the Company would be in compliance with the minimum net assets covenant under the Amendment, and the Company would no longer be reasonably likely to be in default of any covenants related to the 2024 Notes. The Amendment will not, however, be a binding agreement on the Company and the Trustee unless and until the Trustee executes the Amendment, which is expected to occur on August 12, 2019. Upon such time that the Amendment becomes effective, the 2024 Notes will become a secured obligation of the Company rather than an unsecured obligation.

The foregoing description of the terms of 2024 Notes and the Deed does not purport to be complete and is qualified in its entirety by reference to the full text of the Deed incorporated by reference as an exhibit to this quarterly report on Form 10-Q. The foregoing descriptions of the Amendment and other agreements and instruments described therein are not complete and are qualified in their entirety by reference to the full text of the Amendment that will be filed by the Company as an exhibit to a current report on Form 8-K upon effectiveness.

On June 5, 2018, the Company announced that on June 1, 2018, its board of directors authorized the Company to repurchase and retire up to $20 million of the Company’s outstanding 2024 Notes on the TASE. Execution of the repurchase plan is subject to an open trading window for the Company and continued liquidity at that time and is expected to continue until the full authorized amount is purchased or market conditions change. The repurchase of the 2024 Notes is not expected to result in any material tax consequences to the Company or its note holders.

During the quarter ended December 31, 2018, the Company exchanged $1.0 million United States Dollars to New Israeli Shekels at a rate of 3.73 USD/NIS in order to repurchase the 2024 Notes on the TASE. As the 2024 Notes were trading below par at the time of the repurchase, and the USD/NIS (foreign currency) spot rate was higher than the fixed exchange rate agreed upon in the deed of trust, the Company was able to repurchase and retire 3,812,000 units, which resulted in $1,119,201 aggregate principal amount of the 2024 Notes being retired. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized gain of $0.1 million and was recorded on the Consolidated Statements of Operations as a gain on extinguishment of debt.

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Unsecured Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of June 30, 2019 and September 30, 2018, the Unsecured Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Unsecured Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Unsecured Notes. As of June 30, 2019 and September 30, 2018, debt issuance costs related to the Unsecured Notes were as follows (dollars in thousands):

	June 30, 2019				September 30, 2018
	2021 Notes	2023 Notes	2024 Notes	Total	2021 Notes	2023 Notes	2024 Notes	Total
Total Debt Issuance Costs	$3,226	$3,102	$6,287	$12,615	$3,226	$3,102	$6,287	$12,615
Amortized Debt Issuance Costs	2,227	2,057	2,024	6,308	1,756	1,656	965	4,377
Unamortized Debt Issuance Costs	$999	$1,045	$4,263	$6,307	$1,470	$1,446	$5,322	$8,238

For the three and nine months ended June 30, 2019 and 2018, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Unsecured Notes were as follows (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2019	2018	2019	2018
2021 Notes interest	$1,203	$1,203	$3,608	$3,608
2023 Notes interest	1,192	1,376	3,762	4,481
2023 Notes premium	(1)	(1)	(2)	(2)
2024 Notes interest	1,771	1,551	4,937	2,641
Amortization of debt issuance costs	563	576	1,701	1,356
Total	$4,728	$4,705	$14,006	$12,084
Weighted average stated interest rate	6.1%	5.8%	6.0%	6.0%
Weighted average outstanding balance	$272,016	$285,135	$276,365	$240,731

SBA Debentures

On March 26, 2013, SBIC LP received a SBIC license from the SBA. The SBIC license allowed SBIC LP to obtain leverage by issuing SBA-guaranteed debentures (“SBA Debentures”), subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA Debentures were non-recourse, interest only debentures with interest payable semi-annually and had a ten year maturity. The principal amount of SBA Debentures were not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA Debentures were fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, had a superior claim to the SBIC LP’s assets over our stockholders in the event we liquidated the SBIC LP or the SBA exercised its remedies under the SBA Debentures issued by the SBIC LP upon an event of default.

On September 1, 2018, the Company repaid $15.0 million in aggregate principal amount of the SBA Debentures. The repayment was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.2 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

SBIC LP received a letter from the SBA (the “SBA Letter”), dated March 14, 2019, informing SBIC LP of certain alleged regulatory issues constituting a default under the terms of the SBIC LP’s outstanding SBA Debentures. The SBA Letter stated that SBIC LP had until March 29, 2019, fifteen (15) days from the date of the SBA Letter, to provide the SBA with certain additional information regarding the alleged regulatory issues, unless extended by the SBA. SBIC LP’s management submitted an orderly wind-down plan to the SBA to prepay the remaining $135.0 million of outstanding SBA Debentures using available cash at SBIC LP as well as the sale of assets to third parties or affiliates of SBIC LP. On March 28, 2019, SBIC LP agreed and made a repayment of $50.0 million of outstanding SBA Debentures by April 3, 2019 using available cash at SBIC LP and the cure period was extended to April 19, 2019. On April 18, 2019, SBIC LP agreed and made a repayment of $20.0 million of outstanding SBA Debentures on April 23, 2019 and an additional $30.0 million of outstanding SBA Debentures on April 30, 2019 using proceeds from the sale of certain assets and the cure period was extended to May 10, 2019. On May 10, 2019, SBIC LP made the final repayment of the remaining $35.0 million of outstanding SBA Debentures using proceeds from the sale of certain assets. In connection therewith, effective July 1, 2019, SBIC LP surrendered its SBIC license and operates as Medley Small Business Fund.

The $135.0 million in aggregate repayments made in connection with the orderly wind-down plan was accounted for as debt extinguishments in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a cumulative realized loss of $1.8 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

The Company believes the wind-down plan of SBIC LP will not have a material impact on the Company’s net investment income per share. In addition, the Company believes the wind-down will not have an adverse impact on the Company’s other operations. The Company has received the necessary consents and waivers under the MCC Merger Agreement to permit the repayment of the outstanding SBA Debentures.

As of June 30, 2019, SBIC LP did not have any SBA Debentures outstanding. As of September 30, 2018, SBIC LP had $75.0 million in regulatory capital and had $135.0 million SBA Debentures outstanding that mature between March 2024 and September 2025.

Our fixed-rate SBA Debentures as of June 30, 2019 and September 30, 2018 were as follows (dollars in thousands):

	June 30, 2019		September 30, 2018
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate
March 2014	$—	—%	$29,000	3.951%
September 2014	—	—	50,000	3.370
September 2014	—	—	6,000	3.775
September 2015	—	—	50,000	3.571
Weighted Average Rate/Total	$—	—%	$135,000	3.587%

The fair values of the SBA Debentures are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the SBA Debentures are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2018, the SBA Debentures were deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the SBA Debentures are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the SBA Debentures. As of June 30, 2019 and September 30, 2018, debt issuance costs related to the SBA Debentures were as follows (dollars in thousands):

	June 30, 2019	September 30, 2018
Total Debt Issuance Costs	$5,138	$5,138
Amortized Debt Issuance Costs	5,138	3,042
Unamortized Debt Issuance Costs	$—	$2,096

For the three and nine months ended June 30, 2019 and 2018, the components of interest, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2019	2018	2019	2018
SBA Debentures interest	$2,030	$1,361	$4,445	$4,082
Amortization of debt issuance costs	76	141	290	424
Total	$2,106	$1,502	$4,735	$4,506
Weighted average stated interest rate(1)	54.4%	3.6%	11.9%	3.6%
Weighted average outstanding balance	$14,973	$150,000	$49,991	$150,000

(1)
The weighted average stated interest rates for the three and nine months ended June 30, 2019 include the prepayment of interest through September 1, 2019 made in connection with the $135.0 million in aggregate repayments of the SBA Debentures.

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

For the three and nine months ended June 30, 2019, the Company incurred base management fees to MCC Advisors of $2.7 million and $9.0 million, respectively. For the three and nine months ended June 30, 2018, the Company incurred base management fees to MCC Advisors of $3.5 million and $11.4 million, respectively.

For the three and nine months ended June 30, 2019 and 2018, the Company did not waive any management fees under the Fee Waiver Agreement. For the three months ended June 30, 2018, the Company did not waive any management fees under the Fee Waiver Agreement. For the nine months ended June 30, 2018, base management fees, net of the voluntary $0.4 million waiver, was $11.0 million.

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

For the three and nine months ended June 30, 2019 and 2018, the Company did not incur any incentive fees on net investment income because pre-incentive fee net investment income did not exceed the hurdle amount under the formula that exists under the investment management agreement.

As of June 30, 2019 and September 30, 2018, $2.7 million and $3.3 million, respectively, were included in “management and incentive fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to the administration agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three and nine months ended June 30, 2019, we incurred $0.8 million and $2.5 million in administrator expenses, respectively. For the three and nine months ended June 30, 2018, we incurred $0.9 million and $2.8 million in administrator expenses, respectively.

As of June 30, 2019 and September 30, 2018, $0.8 million and $0.8 million, respectively, were included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

Note 8. Commitments

Guarantees

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of June 30, 2019 and September 30, 2018, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

Unfunded commitments

As of June 30, 2019 and September 30, 2018, we had commitments under loan and financing agreements to fund up to $9.7 million to nine portfolio companies and $36.1 million to 17 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2019 and September 30, 2018 is shown in the table below (dollars in thousands):

	June 30, 2019	September 30, 2018
Dynamic Energy Services International LLC - Revolver	$2,020	$—
DataOnline Corp. - Revolver	1,890	1,890
Alpine SG, LLC - Revolver	1,000	1,000
Kemmerer Operations, LLC - Delayed Draw Term Loan	908	—
1888 Industrial Services, LLC - Revolver	898	719
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Redwood Services Group, LLC - Revolver	875	1,750
RMS Holding Company, LLC - Revolver	691	2,327
Black Angus Steakhouses, LLC - Revolver	402	625
Access Media Holdings, LLC - Series AAA Preferred Equity	101	173
Impact Group, LLC - Delayed Draw Term Loan	—	8,567
Redwood Services Group, LLC - Delayed Draw Term Loan	—	4,839
SFP Holding, Inc. - Delayed Draw Term Loan	—	2,765
Accupac, Inc. - Delayed Draw Term Loan	—	2,612
SMART Financial Operations, LLC - Delayed Draw Term Loan	—	2,400
Barry's Bootcamp Holdings, LLC - Revolver	—	2,200
Barry's Bootcamp Holdings, LLC - Delayed Draw Term Loan	—	1,271
Trans-Fast Remittance LLC - Delayed Draw Term Loan	—	1,057
Manna Pro Products, LLC - Delayed Draw Term Loan	—	429
Brook & Whittle Holding Corp. - Delayed Draw Term Loan	—	310
Central States Dermatology Services, LLC - Delayed Draw Term Loan	—	137
SavATree, LLC - Delayed Draw Term Loan	—	123
Total	$9,678	$36,087

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

On April 15, 2019, certain parties in the Class Action reached agreement on the principal terms of a settlement of the Class Action, which were contained in a term sheet, dated April 15, 2019 (the “Settlement Term Sheet”). On July 29, 2019, MCC entered into a Stipulation of Settlement (the “Stipulation”) by and among Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, the Company, MDLY, MCC Advisors, Medley LLC, and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of the Company, on the other hand, in connection with the Class Action.

The Stipulation provides for the settlement of all claims brought against the Medley Parties in the Class Action. Under the Stipulation, the Company agreed to seek the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”), which have been reflected in the amended and restated Merger Agreements annexed to the Stipulation. The Stipulation also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma net asset value reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Settlement Class (as defined in the Stipulation). Under the Stipulation, MDLY also consented to certain amendments to the Merger Agreements that have been reflected in the amended and restated Merger Agreements annexed to the Stipulation. In addition, in connection with the Stipulation, on July 29, 2019, the Company entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger under the amended and restated MCC Merger Agreement at a meeting of stockholders to approve the MCC Merger Agreement.

The Stipulation also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Class Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the Class Action and all claims that were or could have been asserted (other than claims against the Highland Parties, as defined in the Stipulation) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Settlement Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.

The Stipulation further provides that the Company and FrontFour shall work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision.

The Stipulation is subject to the approval of the Court. The Court is expected to schedule a hearing on October 24, 2019 to consider the Stipulation.

Note 9. Fee Income

Fee income consists of origination/closing fees, amendment fees, prepayment penalty fees, administrative agent fees, and other miscellaneous fees. The following tables summarize the Company’s fee income for the three and nine months ended June 30, 2019 and 2018 (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2019	2018	2019	2018
Prepayment fees	$1,074	$200	$1,220	$220
Administrative agent fees	92	182	252	488
Amendment fees	37	204	238	383
Origination fees	—	227	271	1,844
Other fees	—	—	—	222
Fee income	$1,203	$813	$1,981	$3,157

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

No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940 Act). For the three and nine months ended June 30, 2019, we accrued $0.4 million and $1.1 million for directors’ fees expense, respectively. For the three and nine months ended June 30, 2018, we accrued $0.5 million and $0.9 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of June 30, 2019.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three and nine months ended June 30, 2019 and 2018 (dollars in thousands, except share and per share amounts):

	For the three months ended June 30		For the nine months ended June 30
	2019	2018	2019	2018
Basic and diluted:
Net increase/(decrease) in net assets resulting from operations	$(30,241)	$(26,666)	$(64,927)	$(87,389)
Weighted average common shares outstanding	54,474,211	54,474,211	54,474,211	54,474,211
Earnings per common share-basic and diluted	$(0.56)	$(0.49)	$(1.19)	$(1.60)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended June 30, 2019 and 2018:

	For the nine months ended June 30
	2019	2018
Per share data(1):
Net asset value per share at beginning of period	$5.90	$8.45

Net investment income/(loss)(2)	(0.23)	0.21
Net realized gains/(losses) on investments	(1.40)	(1.07)
Net unrealized appreciation/(depreciation) on investments	0.48	(0.73)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	0.01
Loss on extinguishment of debt	(0.04)	(0.02)
Net increase/(decrease) in net assets	(1.19)	(1.60)

Distributions from net investment income	(0.15)	(0.42)
Distributions from tax return of capital	—	—
Distributions from net realized gains	—	—
Net asset value at end of period	$4.55	$6.43

Net assets at end of period	$248,080,128	$350,161,597
Shares outstanding at end of period	54,474,211	54,474,211

Per share market value at end of period	$2.34	$3.47
Total return based on market value(3)	(36.67)%	(36.05)%
Total return based on net asset value(4)	(19.17)%	(16.28)%
Portfolio turnover rate(5)	13.24%	23.25%

The following is a schedule of ratios and supplemental data for the nine months ended June 30, 2019 and 2018:

	For the nine months ended June 30
	2019	2018
Ratios:
Ratio of net investment income to average net assets after waivers(5)(6)	(5.87)%	3.85%
Ratio of total expenses to average net assets after waivers(5)(6)	23.58%	13.27%
Ratio of incentive fees to average net assets after waivers(6)	—%	—%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(5)(6)(10)	23.58%	13.27%
Percentage of non-recurring fee income(7)	4.53%	5.17%
Average debt outstanding(8)	$376,346,268	$458,779,067
Average debt outstanding per common share	$6.91	$8.42
Asset coverage ratio per unit(9)	1,912	2,222
Total Debt Outstanding(11):
Revolving Credit Facility	$—	$1,500,000
Term Loan Facility	$—	$—
2021 Notes	$74,012,825	$74,012,825
2023 Notes	$77,846,800	$89,846,800
2024 Notes	$120,156,489	$121,275,690
SBA Debentures	$—	$150,000,000

Average market value per unit:
Facilities(12)	N/A	N/A
SBA debentures(12)	N/A	N/A
2021 Notes	$25.00	$25.55
2023 Notes	$24.67	$25.07
2024 Notes	$244.09	$275.50

(1)	Table may not foot due to rounding.

(2)
Net investment income/(loss) excluding management and incentive fee waivers based on total weighted average common stock outstanding equals $(0.23) and $0.21 per share for the nine months ended June 30, 2019 and 2018, respectively.

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

(6)
For the nine months ended June 30, 2019, excluding management and incentive fee waivers, the ratio of net investment income, total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets were (5.87)%, 23.58%, 0.00%, and 23.58%, respectively. For the nine months ended June 30, 2018, excluding management and incentive fee waivers, the ratio of net investment income, total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets were 3.76%, 13.36%, 0.00%, and 13.36%, respectively.

(7)	Represents the impact of the non-recurring fees as a percentage of total investment income.

(8)	Based on daily weighted average carrying value of debt outstanding during the period.

(9)
Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of June 30, 2019, the Company’s asset coverage was 191% after giving effect to leverage and therefore the Company’s asset coverage was below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders and may not employ further leverage until the Company's asset coverage is at least 200%, after giving effect to such leverage.

(10)	Excludes incentive fees.

(11)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.

(12)	The Facilities and SBA Debentures are not registered for public trading.

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

The following table summarizes the Company’s distributions during the nine months ended June 30, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
During the nine months ended June 30, 2019
11/16/2018	12/5/2018	12/20/2018	$0.10
2/10/2019	2/22/2019	3/12/2019	0.05
			$0.15

Date Declared	Record Date	Payment Date	Amount Per Share
During the nine months ended June 30, 2018
10/31/2017	11/22/2017	12/22/2017	$0.16
1/30/2018	2/1/2018	3/23/2018	0.16
5/4/2018	6/6/2018	6/21/2018	0.10
			$0.42

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

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the nine months ended June 30, 2019, except as disclosed below.

On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger. In the MCC Merger, each share of the Company’s common stock (other than shares of the Company’s common stock held by the Company, Sierra or their respective wholly owned subsidiaries, will be exchanged for the right to receive (i) 0.68 shares of Sierra’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Class Action (such fees and expenses, the “Plaintiff Attorney Fees”) are less than or equal to $10,000,000, (ii) 0.66 shares of Sierra’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000, and (iii) between 0.68 and 0.66 per share of Sierra’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000.

In accordance with the Amended MCC Merger Agreement, the MCC Special Committee announced the commencement of the 60-day “go shop” period provided for in Section 7.10 of the Amended MCC Merger Agreement. The 60-day period expires on September 27, 2019. The MCC Special Committee has retained Houlihan Lokey to assist it in soliciting, evaluating and potentially entering into negotiations with parties that offer competing proposals as defined in the Amended MCC Merger Agreement. There can be no assurance that this process will result in a superior proposal as defined in the MCC Amended Merger Agreement.

In addition, on July 29, 2019, Sierra and MDLY announced the execution of the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among MDLY, Sierra, and Merger Sub, pursuant to which MDLY will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY’s Class A common stock, issued and outstanding immediately prior to the effective date of the MDLY Merger, other than shares of MDLY’s Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger Effective Time, by any person other than a Unitholder (as defined below), will be exchanged for (i) 0.2668 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY’s Class A common stock issued and outstanding immediately prior to the MDLY Merger Effective Time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger Effective Time, by holders of the issued and outstanding limited liability company interests of Medley LLC (the “Medley LLC Units” and, holders of the Medley LLC Units at any time on or after July 29, 2019, the “Unitholders”) will be exchanged for (i) 0.2072 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.66 per share.

Pursuant to terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If both Mergers are successfully consummated, Sierra’s common stock would be listed on the NYSE, with such listing expected to be effective as of the closing date of the Mergers, and Sierra’s common stock will be listed on the TASE, with such listing expected to be effective as of the closing date of the MCC Merger. If, however, only the MDLY Merger is consummated, Sierra’s common stock would be listed on the NYSE. If both Mergers are successfully consummated, the investment portfolios of the Company and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors, its wholly controlled adviser subsidiary, while the investment portfolios of the Company and Sierra would not be combined. If only the MDLY Merger is consummated, the investment management function relating to the operation of Sierra, as the surviving company, would still be internalized.

On July 29, 2019, the Company entered into the Settlement Agreement by and among the Company, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, MCC Advisors, Medley LLC and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour Capital Group LLC (“FrontFour Capital”) and FrontFour Master Fund, Ltd. (“FrontFour Master” together with FrontFour Capital, the “FrontFour Parties”), on behalf of themselves and a class of similarly situated stockholders of the Company, on the other hand, in connection with the Class Action. The Settlement Agreement provides for the settlement of all claims brought against the Medley Parties in the Class Action. Under the Settlement Agreement, the Company agreed to seek the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement, and (ii) the MDLY Merger Agreement, which have been reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement described above. The Settlement Agreement also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra’s common stock, with the number of shares of Sierra’s common stock to be calculated using the pro forma net asset value reported in the future proxy supplement describing the Amended MCC Merger Agreement, which will be distributed to eligible members of the Settlement Class (as defined in the Settlement Agreement). Under the Settlement Agreement, MDLY also consented to certain amendments to the Merger Agreements that have been reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement Agreement also provides for mutual releases between and among the FrontFour Parties and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Class Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the Class Action and all claims that were or could have been asserted (other than claims against the Highland Parties, as defined in the Settlement Agreement) in the litigation pending in the United States District Court for the Southern District of New York (the “Federal Action”), and the FrontFour Parties and the Settlement Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action. The Settlement Agreement further provides that the Company and FrontFour shall work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Memorandum Opinion issued by the Court of Chancery of the State of Delaware (the “Court of Chancery”) on March 11, 2019, in connection with the Class Action. The Settlement Agreement is subject to the approval of the Court of Chancery. The Court is expected to schedule a hearing on October 24, 2019 to consider the Stipulation.

On July 29, 2019, the Company entered into a Governance Agreement (the “Governance Agreement”) with FrontFour Capital, FrontFour Master, FrontFour Capital Corp. (“FrontFour Corp.”), FrontFour Opportunity Fund (the “Canadian Fund”), David A. Lorber, Stephen E. Loukas and Zachary R. George (collectively, “FrontFour”). As previously disclosed, our board of directors had previously appointed David A. Lorber and Lowell W. Robinson (the “New Directors”) to our board of directors on April 15, 2019. Pursuant to the terms of the Governance Agreement, FrontFour has acknowledged that Mr. Robinson shall, and Mr. Lorber has agreed to, (i) notify the Company if they cease to qualify as independent under certain independence standards, and (ii) comply with the Company’s policies and preserve the confidentiality of its confidential information, in the same manner as other independent directors on the Company. If at any time during the Restricted Period (defined below), a New Director is unable or unwilling to serve as a director for any reason, then FrontFour, upon the terms and subject to the conditions set forth in the Governance Agreement, will be entitled to designate a replacement director. FrontFour has agreed that until the earlier of the date on which (i) the MCC Merger Agreement has been duly and validly terminated in accordance with its terms or (ii) the date of the Company’s stockholder meeting, at which approval of the Amended MCC Merger Agreement and the transactions contemplated thereby is sought, they shall (a) vote all securities of the Company over which they have the right to vote in favor of the adoption of, and the transactions contemplated by, the Amended MCC Merger Agreement, including the MCC Merger contemplated thereby, (b) not transfer securities of the Company held by FrontFour (subject to certain exceptions), and (c) not tender any securities of the Company held by FrontFour in connection with any tender or exchange offer. The Governance Agreement provides that, during the Restricted Period, FrontFour shall vote, subject to certain exceptions, all securities of the Company or Sierra (as the surviving company in the MCC Merger) (each, a “Standstill Party”), as the case may be, over which they have the right to vote (i) in favor of each director candidate nominated and recommended by the board of directors of a Standstill Party, and (ii) against any stockholder nominees for director which are not recommended by the board of directors of a Standstill Party. During the Restricted Period, with respect to any stockholder proposals or other business presented at any respective stockholder meeting of a Standstill Party or pursuant to any action by written consent, FrontFour shall vote in accordance with either (a) the recommendation of the board of the Standstill Party or (b) the recommendation of Institutional Shareholder Services Inc. (“ISS”). Under the Governance Agreement, FrontFour has agreed, during the Restricted Period, to abide by certain customary “standstill” restrictions. Pursuant to the Governance Agreement, FrontFour has also agreed to support the Company’s undertakings (i) to obtain exemptive relief from the SEC sufficient to permit the consummation of (a) the MCC Merger and (b) the MDLY Merger, and (ii) to obtain the support of proxy advisory services (including ISS and Glass Lewis & Co.) for the Amended MCC Merger Agreement. The Governance Agreement defines “Restricted Period” as the period commencing on the date of the Governance Agreement and ending on: (i) in the event that the MCC Merger Agreement is validly terminated in accordance with the terms thereof, the earlier of (a) January 1, 2020, or (b) 30 days prior to the last date that stockholder nominations for director elections are permitted with respect to the Company’s 2020 annual meeting of stockholders; and (ii) in the event that the MCC Merger is consummated, with respect to Sierra, the earlier of (x) January 1, 2020, or (y) 30 days prior to the last date that stockholder nominations for director elections are permitted with respect to Sierra’s 2020 annual meeting of stockholders.

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

This quarterly report on Form 10-Q also includes “forward-looking” statements regarding the proposed transactions. Because forward-looking statements, such as the date that the parties expect the proposed transactions to be completed and the expectation that the proposed transactions will provide improved liquidity for Sierra, the Company, and MDLY’s stockholders and will be accretive to net investment income for both Sierra and the Company, include risks and uncertainties, actual results may differ materially from those expressed or implied and include, but are not limited to, those discussed in each of Sierra’s, the Company’s and MDLY’s filings with the SEC, and (i) the satisfaction or waiver of closing conditions relating to the proposed transactions described herein, including, but not limited to, the requisite approvals of the stockholders of each of Sierra, the Company, and MDLY; Sierra successfully taking all actions reasonably required with respect to certain outstanding indebtedness of the Company and MDLY to prevent any material adverse effect relating thereto; certain required approvals of the SEC (including necessary exemptive relief to consummate the merger transactions), approval by the Court of Chancery of the State of Delaware of the Stipulation of Settlement in connection with the consolidated actions under caption of In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM, the necessary consents of certain third-party advisory clients of MDLY; and any applicable waiting period (and any extension thereof) applicable to the transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have expired or been terminated; (ii) the parties’ ability to successfully consummate the proposed transactions, and the timing thereof; (iii) the results of the go-shop process that will be conducted by the Company’s special committee; and (iv) the possibility that competing offers or acquisition proposals related to the proposed transactions will be made and, if made, could be successful. Additional risks and uncertainties specific to Sierra, the Company and MDLY include, but are not limited to, (i) the costs and expenses that Sierra, the Company and MDLY have, and may incur, in connection with the proposed transactions (whether or not they are consummated); (ii) the impact that any litigation relating to the proposed transactions may have on any of Sierra, the Company and MDLY; (iii) that projections with respect to distributions may prove to be incorrect; (iv) Sierra’s ability to invest its portfolio of cash in a timely manner following the closing of the proposed transactions; (v) the market performance of the combined portfolio; (vi) the ability of portfolio companies to pay interest and principal in the future; (vii) the ability of MDLY to grow its fee earning assets under management; (viii) whether Sierra, as the surviving company, will trade with more volume and perform better than the Company and MDLY prior to the proposed transactions;  and (ix) negative effects of entering into the proposed transactions on the trading volume and market price of the Company’s or MDLY’s common stock. There can be no assurance of the level of any distributions to be paid, if any, following consummation of the proposed transactions.

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

On January 26, 2018, the Company priced a debt offering in Israel of $121.3 million Series A Notes (the “2024 Notes”). The 2024 Notes will mature on February 27, 2024 and the principal will be payable in four annual installments, of which 25% will be payable on each February 27 for the years 2021 through 2024. The 2024 Notes are listed on the Tel Aviv Stock Exchange (“TASE”) and denominated in New Israeli Shekels, but linked to the US Dollar at a fixed exchange rate which mitigates any currency exposure to the Company. The 2024 Notes have not been and will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements. In connection with this offering, we have dual listed our common stock on TASE. See “Financial Condition, Liquidity and Capital Resources - Unsecured Notes - 2024 Notes.”

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

On April 15, 2019, certain parties in the Class Action reached agreement on the principal terms of a settlement, which were contained in a term sheet, dated April 15, 2019 (the “Settlement Term Sheet”), among Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, the Company, MCC Advisors, Medley LLC, and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of the Company, on the other hand. The Settlement Term Sheet is intended to form the basis of a definitive stipulation of settlement in the Class Action. The Settlement Term Sheet provides that the Company will seek to obtain the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”). If the foregoing amendments are entered into they will, among other matters (as described in further detail in the Settlement Term Sheet): (a) extend the Outside Date (as defined in the Merger Agreements) to October 31, 2019; (b) permit the Company’s special committee of independent directors (the “MCC Special Committee”) to undertake a sixty-day “go shop” process to solicit superior transactions to the MCC Merger and (c) if the MCC Merger is consummated, create a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma NAV reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Class (as defined in the Settlement Term Sheet). In connection with the Settlement Term Sheet, MDLY has executed an acknowledgement and agreement to take certain actions, including consenting to certain amendments to the Merger Agreements, in furtherance of the transactions contemplated thereby.

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

Portfolio and Investment Activity

As of June 30, 2019 and September 30, 2018, our portfolio had a fair market value of approximately $475.8 million and $655.4 million, respectively. The following table summarizes our portfolio and investment activity during the three months ended June 30, 2019 and 2018 (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2019	2018	2019	2018
Investments made in new portfolio companies	$678	$13,037	$1,326	$94,094
Investments made in existing portfolio companies	6,018	16,800	57,759	38,676
Aggregate amount in exits and repayments	(120,150)	(117,717)	(194,914)	(245,113)
Net investment activity	$(113,454)	$(87,880)	$(135,829)	$(112,343)

Portfolio Companies, at beginning of period	60	64	67	64
Number of new portfolio companies	1	2	3	10
Number of exited portfolio companies	(7)	(4)	(16)	(12)
Portfolio companies, at end of period	54	62	54	62

Number of investments in existing portfolio companies	7	12	21	16

The following table summarizes the amortized cost and the fair value of our average portfolio company investment, including the equity investment in the MCC Senior Loan Strategy JV I LLC (“MCC JV”), and largest portfolio company investment, excluding the equity investment in the MCC JV, as of June 30, 2019 and September 30, 2018 (dollars in thousands):

	June 30, 2019		September 30, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company investment	$10,353	$8,811	$11,413	$9,783
Largest portfolio company investment	32,413	32,413	31,469	31,469

The following table summarizes the amortized cost and the fair value of investments as of June 30, 2019 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$303,120	54.2%	$228,938	48.1%
Senior Secured Second Lien Term Loans	38,112	6.8	35,448	7.4
Senior Secured First Lien Notes	20,000	3.6	19,484	4.1
Unsecured Debt	2,657	0.5	2,657	0.6
MCC Senior Loan Strategy JV I LLC	78,575	14.0	72,822	15.3
Equity/Warrants	116,611	20.9	116,430	24.5
Total	$559,075	100.0%	$475,779	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2018 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$475,801	62.2%	$395,015	60.3%
Senior Secured Second Lien Term Loans	49,162	6.4	48,890	7.5
Senior Secured First Lien Notes	20,000	2.6	19,268	2.9
Unsecured Debt	26,108	3.4	3,381	0.5
MCC Senior Loan Strategy JV I LLC	78,575	10.3	78,371	11.9
Equity/Warrants	115,040	15.1	110,505	16.9
Total	$764,686	100.0%	$655,430	100.0%
As of June 30, 2019, our income-bearing investment portfolio, which represented 79.8% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 9.5%, and 76.6% of our income-bearing investment portfolio bore interest based on floating rates, such as the London Interbank Offering Rate (“LIBOR”), while 23.4% of our income-bearing investment portfolio bore interest at fixed rates. As of June 30, 2019, the weighted average yield based upon cost of our total portfolio was approximately 5.3%. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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
Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2019 and September 30, 2018 (dollars in thousands):

	June 30, 2019		September 30, 2018
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$126,494	26.6%	$50,245	7.7%
2	162,245	34.1	448,240	68.4
3	151,322	31.8	106,236	16.2
4	—	—	503	0.1
5	35,718	7.5	50,206	7.6
Total	$475,779	100.0%	$655,430	100.0%

Results of Operations

Operating results for the three and nine months ended June 30, 2019 and 2018 are as follows (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2019	2018	2019	2018
Total investment income	$11,394	$13,945	$38,183	$51,611
Total expenses, net	15,217	13,041	50,841	39,790
Net investment income before excise taxes	(3,823)	904	(12,658)	11,821
Excise tax expense	—	—	—	(158)
Net investment income	(3,823)	904	(12,658)	11,663
Net realized gains/(losses) from investments	(8,963)	(35,000)	(76,301)	(58,352)
Net unrealized appreciation/(depreciation) on investments	(15,649)	7,247	25,961	(40,006)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	194	—	474
Loss on extinguishment of debt	(1,806)	(11)	(1,929)	(1,168)
Net increase/(decrease) in net assets resulting from operations	$(30,241)	$(26,666)	$(64,927)	$(87,389)

Investment Income

For the three months ended June 30, 2019, investment income totaled $11.4 million, of which $10.2 million was attributable to portfolio interest and dividend income, and $1.2 million to fee income. For the nine months ended June 30, 2019, investment income totaled $38.2 million, of which $36.2 million was attributable to portfolio interest and dividend income, and $2.0 million to fee income.

For the three months ended June 30, 2018, investment income totaled $13.9 million, of which $13.1 million was attributable to portfolio interest and dividend income, and $0.8 million to fee income. For the nine months ended June 30, 2018, investment income totaled $51.6 million, of which $48.4 million was attributable to portfolio interest and dividend income, and $3.2 million to fee income.

Operating Expenses

Operating expenses for the three and nine months ended June 30, 2019 and 2018 are as follows (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2019	2018	2019	2018
Base management fees	$2,689	$3,533	$8,958	$11,376
Incentive fees	—	—	—	—
Interest and financing expenses	6,834	6,754	18,741	20,983
Professional fees	3,223	679	14,580	1,821
General and administrative	1,162	474	4,647	1,903
Administrator expenses	762	950	2,462	2,774
Directors fees	420	521	1,089	919
Insurance	127	130	364	394
Expenses before management and incentive fee waivers	15,217	13,041	50,841	40,170
Management fee waiver	—	—	—	(380)
Incentive fee waiver	—	—	—	—
Expenses, net of management and incentive fee waivers	$15,217	$13,041	$50,841	$39,790

For the three months ended June 30, 2019, total operating expenses before management and incentive fee waivers increased by $2.2 million, or 16.7%, compared to the three months ended June 30, 2018. For the nine months ended June 30, 2019, total operating expenses before management and incentive fee waivers increased by $10.7 million, or 26.6%, compared to the nine months ended June 30, 2018.

Interest and Financing Expenses

Interest and financing expenses for the three months ended June 30, 2019 increased by $0.1 million, or 1.2%, compared to the three months ended June 30, 2018. The increase in interest and financing expenses was primarily due to the prepayment of interest through September 1, 2019 made in connection with the $135.0 million in aggregate repayments of the Company's SBA-guaranteed debentures (the “SBA Debentures”) relating to SBIC LP's surrender of its SBIC license, and increases in the interest rate on the 2024 Notes, offset by the decrease of interest from the voluntary satisfaction and termination of the Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”), the redemption of $13.0 million and $12.0 million of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes”) on March 12, 2018 and December 31, 2018, respectively.

Interest and financing expenses for the nine months ended June 30, 2019 decreased by $2.2 million, or 10.7%, compared to the nine months ended June 30, 2018. The decrease in interest and financing expenses was primarily due to the $102.0 million voluntary repayment of the Senior Secured Term Loan Credit Facility (the “Term Loan Facility”), the voluntary satisfaction and termination of the Revolving Credit Facility, the redemption of $13.0 million and $12.0 million of the 2023 Notes on March 12, 2018 and December 31, 2018, respectively, partially offset by the issuance of and subsequent rate increases on the 2024 Notes.

Base Management Fees and Incentive Fees

Base management fees for the three months ended June 30, 2019 decreased by $0.8 million, or 23.9%, compared to the three months ended June 30, 2018 due to the decline in the portfolio in the period. The Company did not incur incentive fees for the three months ended June 30, 2019 and 2018.

Base management fees for the nine months ended June 30, 2019 decreased by $2.0 million, or 18.5%, compared to the nine months ended June 30, 2018 due to the decline in the portfolio in the period. The Company did not incur incentive fees for the nine months ended June 30, 2019 and 2018.

Professional Fees and Other General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended June 30, 2019 increased by $2.9 million, or 106.8%, compared to the three months ended June 30, 2018 primarily due to an increase in legal expenses, proxy soliciting expenses, and other administrative expenses in connection with the MCC Merger, offset by a decrease in directors expenses and other general administrative expenses.

Professional fees and general and administrative expenses for the nine months ended June 30, 2019 increased by $15.3 million, or 196.3%, compared to the nine months ended June 30, 2018 primarily due to an increase in legal expenses, directors expenses, proxy soliciting expenses, and administrative expenses in connection with the MCC Merger, offset by a decrease in valuation expenses, other general administrative expenses, and insurance expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended June 30, 2019, we recognized $8.9 million of net realized losses on our portfolio investments. The realized losses were primarily attributable to the non-cash restructuring of one of our portfolio investments, partially offset by a realized gain resulting from exercising warrants and converting junior preferred equity in one portfolio company into common shares of a new portfolio company. During the nine months ended June 30, 2019, we recognized $76.3 million of realized losses on our portfolio investments. The realized losses were primarily due to the non-cash restructuring of two of our investments as well as the write-off of certain investments in two portfolio companies, offset by the conversion of the warrants and junior preferred equity mentioned above.

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

During the three months ended June 30, 2019, the Company recognized a loss on extinguishment of debt of $1.8 million from the pre-payment of $135.0 million of SBA Debentures in connection with SBIC LP's surrender of its SBIC license.

During the nine months ended June 30, 2019, the Company recognized a net loss on extinguishment of debt of $1.9 million, which is comprised of a loss on extinguishment of debt of $1.8 million from the pre-payment of $135.0 million of SBA Debentures in connection with SBIC LP's surrender of its SBIC license and a $0.2 million loss on extinguishment of debt from the $13.0 million partial redemption of the 2023 Notes, offset by a $0.1 million net gain on extinguishment of debt from the repurchase and retirement of $1.1 million of the 2024 Notes.

During the three and nine months ended June 30, 2018, the Company recognized a loss on extinguishment of debt of $10,848 and $1.2 million, respectively, from the payment of the remaining $102.0 million outstanding under the Term Loan Facility as well as the $13.0 million partial redemption of the 2023 Notes.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio.

For the three months ended June 30, 2019, we had $15.6 million of net unrealized depreciation of investments. The net unrealized depreciation comprised of $23.1 million of net unrealized depreciation on investments offset by $7.5 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized or written-off during the period.

For the nine months ended June 30, 2019, we had $26.0 million of net unrealized appreciation of investments. The net unrealized appreciation comprised of $42.7 million of net unrealized depreciation on investments offset by $68.7 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized or written-off during the period.

For the three months ended June 30, 2018, we had $7.2 million of net unrealized appreciation of investments. The net unrealized appreciation comprised of $22.6 million of net unrealized depreciation on investments offset by $29.8 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized or written-off during the period.

For the nine months ended June 30, 2018, we had $40.0 million of net unrealized depreciation of investments. The net unrealized depreciation comprised of $70.0 million of net unrealized depreciation on investments offset by $30.0 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized or written-off during the period.

Provision for Deferred Taxes on Unrealized Depreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and nine ended June 30, 2019, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments. For the three and nine months ended June 30, 2018, the change in provision for deferred taxes on the unrealized depreciation on investments was $0.2 million and $0.5 million, respectively.

Changes in Net Assets from Operations

For the three months ended June 30, 2019, we recorded a net decrease in net assets resulting from operations of $30.2 million compared to a net decrease in net assets resulting from operations of $26.7 million for the three months ended June 30, 2018 as a result of the factors discussed above. Based on 54,474,211 weighted average common shares outstanding for the three months ended June 30, 2019 and 2018, our per share net decrease in net assets resulting from operations was $0.56 and $0.49 for three months ended June 30, 2019 and 2018, respectively.

For the nine months ended June 30, 2019, we recorded a net decrease in net assets resulting from operations of $64.9 million compared to a net decrease in net assets resulting from operations of $87.4 million for the nine months ended June 30, 2018 as a result of the factors discussed above. Based on 54,474,211 weighted average common shares outstanding for the nine months ended June 30, 2019 and 2018, our per share net decrease in net assets resulting from operations was $1.19 and $1.60 for nine months ended June 30, 2019 and 2018, respectively.

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

As of June 30, 2019, we had $49.4 million in cash and cash equivalents.

In order to continue to qualify as a RIC under the Code, we intend to distribute to our stockholders substantially all of our taxable income, but we may also elect to periodically spill over certain excess undistributed taxable income from one tax year into the next tax year. In addition, as a BDC, for each taxable year we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met). This requirement limits the amount that we may borrow. As of June 30, 2019, the Company’s asset coverage was 191% after giving effect to leverage and therefore the Company’s asset coverage is below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders and may not employ further leverage until the Company’s asset coverage is at least 200% after giving effect to such leverage.

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

2024 Notes

On January 26, 2018, the Company priced a debt offering in Israel of $121.3 million Series A Notes (the “2024 Notes,” and together with the 2021 Notes and the 2023 Notes, the “Unsecured Notes”). The 2024 Notes will mature on February 27, 2024 and the principal will be payable in four annual installments, of which 25% will be payable on each February 27 for the years 2021 through 2024. The 2024 Notes are listed on the TASE and denominated in New Israeli Shekels, but linked to the US Dollar at a fixed exchange rate which mitigates any currency exposure to the Company. The 2024 Notes have not been and will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements. In connection with this offering, we have dual listed our common stock on the TASE. As of March 27, 2018, the 2024 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option. The 2024 Notes bear interest at a rate of 6.80% per year, payable semi-annually on February 27 and August 27 of each year, beginning August 27, 2018.

The deed of trust governing the 2024 Notes (the “Deed”) includes certain customary covenants, including minimum net assets of $275 million and a maximum debt to total assets ratio of 70%. The date for determining compliance with these financial covenants is the date that the Company publishes its financial statements (i.e., in a quarterly report on Form 10-Q or an annual report on Form 10-K) with the SEC. If the Company does not satisfy these financial covenants for two consecutive quarters, it is an event of default under the Deed. If this event of default is expected to occur, the Company has the right to request the trustee for the 2024 Notes (the “Trustee”) to appoint an emergency committee of the three largest noteholders for the purpose of obtaining a one-quarter extension of time to satisfy the financial covenants. If the Company does not make this request and the breach occurs, or if the emergency committee does not grant the extension, then the Trustee is required to convene a meeting of the noteholders as described below.

In addition to not complying with the financial covenants as described above, the events of default include: (i) a change of control of the Company (defined in the Deed as MCC Advisors’ ceasing to provide investment management or advisory services to the Company); (ii) the Company not publishing a tender offer for the purchase of all of the 2024 Notes within 45 days; (iii) the Company not paying any amount due and payable to the holders of the 2024 Notes within seven business days after the payment due date; (iv) certain insolvency and receivership events with respect to the Company or with respect to all or substantially all of its assets, and (v) the 2024 Notes being delisted from the TASE or the TASE’s suspension of trading of the 2024 Notes for more than 60 days.

If an event of default occurs under the Deed, there is no automatic acceleration or mandatory redemption of the 2024 Notes. Rather, the Trustee is required to convene a meeting of the noteholders for a vote on whether to accelerate the 2024 Notes. Noteholders holding at least 50% of the principal amount of the 2024 Notes must be present at the meeting for a quorum to exist, and if a quorum exists, then the vote of a majority of the noteholders present at the meeting controls.

To avoid any potential event of default under the Deed, the Company engaged in direct negotiations with the Trustee for the purpose of revising certain provisions therein, as described more fully below. The Company executed and delivered the Amendment to the Trustee on July 16, 2019. At a meeting held on July 16, 2019, the holders of the 2024 Notes approved an amendment to the Deed (the “Amendment”), with 100% of the participating holders voting in favor. Under Israeli law, however, certain procedural steps must be completed before the Trustee can countersign the Amendment on behalf of the holders of the 2024 Notes and make the Amendment binding upon both parties. In that regard, before the Trustee is authorized to execute the Amendment on behalf of the holders of the 2024 Notes: (i) the TASE must approve the Amendment; (ii) the Company must issue a public notice of the Amendment with the Israeli Security Authority and on the TASE; and (iii) the Trustee, in coordination with the TASE, must set an effective date for the Amendment that must be at least 17 days following such notice. On July 24, 2019, the Company received the requisite approval from the TASE and issued the required notice, which set an effective date for the Amendment of August 12, 2019. As a result, the Amendment is expected to be effective and binding on the Company and the Trustee on August 12, 2019.

The Amendment would amend the Deed by, among other things: (a) modifying Section 2.2 of the Deed to provide for full repayment of the 2024 Notes in eight (8) equal installments, each at the rate of twelve and one-half percent (12.5%) of the principal amount of the 2024 Notes, beginning on the Effective Date (as defined in the Amendment) and ending on January 31, 2021; (b) changing the interest payment dates for the 2024 Notes from semi-annual to quarterly except for the initial interest payment, which shall be paid on the Effective Date, and the final interest payment, which shall be paid on January 31, 2021; (c) decreasing the annual interest rate on the 2024 Notes by 0.25% per annum on the Effective Date and further decreasing the annual interest rate on the 2024 Notes by 0.50% per annum if the Mergers close, which further decrease will be effective upon the closing of the Mergers; (d) decreasing the minimum total net asset covenant in Section 6.1.1 of the Deed from $275 million to $215 million; (e) adjusting the acceleration event in Section 10.1.25 of the Deed that occurs if the credit rating on the 2024 Notes drops below (i) il/B of Maalot during the period before November 30, 2019, (ii) il/BB- of Maalot during the period between December 1, 2019 and April 1, 2020, and (c) il/BBB- of Maalot during the period on or after April 1, 2020; (f) waiving the make-whole and market value payment requirements of Section 9.1.7 of the Deed for all early redemption payments on the 2024 Notes within eighteen (18) months following the Effective Date; (g) requiring each of Medley Small Business Fund and Medley SLF Funding I LLC, a wholly owned subsidiary of the Company (“Medley SLF”), to guarantee all of the Company’s obligations under the Deed (including the Amendment) and the 2024 Notes and to grant security interests on all of their assets (the “Collateral”) to secure such guaranties and providing for the termination of the Medley SLF guaranty and release of the security interests in Medley SLF’s assets upon the closing of the Mergers, subject to certain limitations; (h) requiring that the Company use principal collections from the Collateral to make early redemption payments on the 2024 Notes, which payments will be applied in inverse order of the maturity of the required principal installment payments on the 2024 Notes; (i) granting a waiver by the Trustee and the holders of the 2024 Notes of any right to accelerate the full balance of the amount due to the holders of the 2024 Notes based on any claims, allegations, actions, and/or rights that were raised, and/or resulting or deriving from the claims or allegations as set forth in Section 19.1 of the Amendment; (j) granting a waiver by the Trustee and the holders of the 2024 Notes of certain claims, demands, rights, and/or actions against and/or relating to the Company, its subsidiaries and/or affiliates and their respective employees (including their respective directors, officers, members of the Company’s board of directors, employees, stockholders, stakeholders and advisors); and (k) adding other definitions, representations and covenants to the Deed and making related conforming changes to the Deed. No prepayment penalties will be due or payable in connection with the Company’s entry into the Amendment.

As of June 30, 2019, we have net assets of $248.1 million and therefore we are not in compliance with the minimum net assets covenant of $275 million under the Deed. While there are no immediate consequences to breaching this financial covenant for a single period, if the Company reports net assets of less than $275 million for two consecutive quarters and does not obtain a one-quarter extension of time as described above, the holders of the 2024 Notes can require the Trustee to accelerate the 2024 Notes. In that regard, if the Company’s net assets remain below $275 million as of September 30, 2019 and the Company does not obtain an extension of time for compliance as described above or an adequate waiver or amendment, then an event of default on the 2024 Notes will occur on the date that the Company publishes its annual report on Form 10-K for the fiscal year ending September 30, 2019, which would be no later than December 16, 2019.

However, as described above, at such time that the Amendment becomes effective (which is expected to be August 12, 2019), the Amendment would decrease the minimum total net asset covenant in the Deed from $275 million to $215 million. As a result, the Company would be in compliance with the minimum net assets covenant under the Amendment, and the Company would no longer be reasonably likely to be in default of any covenants related to the 2024 Notes. The Amendment will not, however, be a binding agreement on the Company and the Trustee unless and until the Trustee executes the Amendment, which is expected to occur on August 12, 2019. Upon such time that the Amendment becomes effective, the 2024 Notes will become a secured obligation of the Company rather than an unsecured obligation.

The foregoing description of the terms of 2024 Notes and the Deed does not purport to be complete and is qualified in its entirety by reference to the full text of the Deed incorporated by reference as an exhibit to this quarterly report on Form 10-Q. The foregoing descriptions of the Amendment and other agreements and instruments described therein are not complete and are qualified in their entirety by reference to the full text of the Amendment that will be filed by the Company as an exhibit to a current report on Form 8-K upon effectiveness.

On June 5, 2018, the Company announced that on June 1, 2018, its board of directors authorized the Company to repurchase and retire up to $20 million of the Company’s outstanding 2024 Notes on the TASE. Execution of the repurchase plan is subject to an open trading window for the Company and continued liquidity at that time and is expected to continue until the full authorized amount is purchased or market conditions change. The repurchase of the 2024 Notes is not expected to result in any material tax consequences to the Company or its note holders.

During the quarter ended December 31, 2018, the Company exchanged $1.0 million United States Dollars to New Israeli Shekels at a rate of 3.73 USD/NIS in order to repurchase the 2024 Notes on the TASE. As the 2024 Notes were trading below par at the time of the repurchase, and the USD/NIS (foreign currency) spot rate was higher than the fixed exchange rate agreed upon in the deed of trust, the Company was able to repurchase and retire 3,812,000 units, which resulted in $1,119,201 aggregate principal amount of the 2024 Notes being retired. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized gain of $0.1 million and was recorded on the Consolidated Statements of Operations as a gain on extinguishment of debt.

SBA Debentures

On March 26, 2013, SBIC LP received a SBIC license from the SBA. The SBIC license allowed SBIC LP to obtain leverage by issuing SBA-guaranteed debentures (“SBA Debentures”), subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA Debentures were non-recourse, interest only debentures with interest payable semi-annually and had a ten year maturity. The principal amount of SBA Debentures were not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA Debentures were fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, had a superior claim to the SBIC LP’s assets over our stockholders in the event we liquidated the SBIC LP or the SBA exercised its remedies under the SBA Debentures issued by the SBIC LP upon an event of default.

On September 1, 2018, the Company repaid $15.0 million in aggregate principal amount of the SBA Debentures. The repayment was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.2 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

SBIC LP received a letter from the SBA (the “SBA Letter”), dated March 14, 2019, informing SBIC LP of certain alleged regulatory issues constituting a default under the terms of the SBIC LP’s outstanding SBA Debentures. The SBA Letter stated that SBIC LP had until March 29, 2019, fifteen (15) days from the date of the SBA Letter, to provide the SBA with certain additional information regarding the alleged regulatory issues, unless extended by the SBA. SBIC LP’s management submitted an orderly wind-down plan to the SBA to prepay the remaining $135.0 million of outstanding SBA Debentures using available cash at SBIC LP as well as the sale of assets to third parties or affiliates of SBIC LP. On March 28, 2019, SBIC LP agreed and made a repayment of $50.0 million of outstanding SBA Debentures by April 3, 2019 using available cash at SBIC LP and the cure period was extended to April 19, 2019. On April 18, 2019, SBIC LP agreed and made a repayment of $20.0 million of outstanding SBA Debentures on April 23, 2019 and an additional $30.0 million of outstanding SBA Debentures on April 30, 2019 using proceeds from the sale of certain assets and the cure period was extended to May 10, 2019. On May 10, 2019, SBIC LP made the final repayment of the remaining $35.0 million of outstanding SBA Debentures using proceeds from the sale of certain assets. In connection therewith, effective July 1, 2019, SBIC LP surrendered its SBIC license and operates as Medley Small Business Fund.

The $135.0 million in aggregate repayments made in connection with the orderly wind-down plan was accounted for as debt extinguishments in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a cumulative realized loss of $1.8 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

The Company believes the wind-down plan of SBIC LP will not have a material impact on the Company’s net investment income per share. In addition, the Company believes the wind-down will not have an adverse impact on the Company’s other operations. The Company has received the necessary consents and waivers under the MCC Merger Agreement to permit the repayment of the outstanding SBA Debentures.

As of June 30, 2019, SBIC LP did not have any SBA Debentures outstanding. As of September 30, 2018, SBIC LP had $75.0 million in regulatory capital and had $135.0 million SBA Debentures outstanding that mature between March 2024 and September 2025.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of June 30, 2019 and September 30, 2018, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

As of June 30, 2019 and September 30, 2018, we had commitments under loan and financing agreements to fund up to $9.7 million to nine portfolio companies and $36.1 million to 17 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2019 and September 30, 2018 is shown in the table below (dollars in thousands):

	June 30, 2019	June 30, 2018
Dynamic Energy Services International LLC - Revolver	$2,020	$—
DataOnline Corp. - Revolver	1,890	1,890
Alpine SG, LLC - Revolver	1,000	1,000
Kemmerer Operations, LLC - Delayed Draw Term Loan	908	—
1888 Industrial Services, LLC - Revolver	898	719
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Redwood Services Group, LLC - Revolver	875	1,750
RMS Holding Company, LLC - Revolver	691	2,327
Black Angus Steakhouses, LLC - Revolver	402	625
Access Media Holdings, LLC - Series AAA Preferred Equity	101	173
Impact Group, LLC - Delayed Draw Term Loan	—	8,567
Redwood Services Group, LLC - Delayed Draw Term Loan	—	4,839
SFP Holding, Inc. - Delayed Draw Term Loan	—	2,765
Accupac, Inc. - Delayed Draw Term Loan	—	2,612
SMART Financial Operations, LLC - Delayed Draw Term Loan	—	2,400
Barry's Bootcamp Holdings, LLC - Revolver	—	2,200
Barry's Bootcamp Holdings, LLC - Delayed Draw Term Loan	—	1,271
Trans-Fast Remittance LLC - Delayed Draw Term Loan	—	1,057
Manna Pro Products, LLC - Delayed Draw Term Loan	—	429
Brook & Whittle Holding Corp. - Delayed Draw Term Loan	—	310
Central States Dermatology Services, LLC - Delayed Draw Term Loan	—	137
SavATree, LLC - Delayed Draw Term Loan	—	123
Total	$9,678	$36,087

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at June 30, 2019 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
2021 Notes	74,013	—	74,013	—	—
2023 Notes	77,847	—	—	77,847	—
2024 Notes	120,156	—	60,078	60,078	—
SBA Debenture	—	—	—	—	—
Total contractual obligations	$272,016	$—	$134,091	$137,925	$—

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

On March 27, 2015, the Company and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (“MCC JV”). The Company and GALIC have committed to provide $100 million of equity to MCC JV, with the Company providing $87.5 million and GALIC providing $12.5 million. MCC JV commenced operations on July 15, 2015. On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with commitments of $100 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of

CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. As of June 30, 2019, MCC JV has drawn approximately $179.3 million on the JV Facility. As of June 30, 2019, MCC JV had total investments at fair value of $253.5 million. As of June 30, 2019, MCC JV’s portfolio was comprised of senior secured first lien term loans to 60 different borrowers. As of June 30, 2019, MCC JV did not have any investments on non-accrual status.

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

The following table summarizes the Company's distributions during the nine months ended June 30, 2019:

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

On April 15, 2019, certain parties in the Class Action reached agreement on the principal terms of a settlement, which were contained in the Settlement Term Sheet, among the Medley Parties, on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of the Company, on the other hand. The Settlement Term Sheet is intended to form the basis of a definitive stipulation of settlement in the Class Action. The Settlement Term Sheet provides that the Company will seek to obtain the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement. If the foregoing amendments are entered into they will, among other matters (as described in further detail in the Settlement Term Sheet): (a) extend the Outside Date (as defined in the Merger Agreements) to October 31, 2019; (b) permit the MCC Special Committee to undertake a sixty-day “go shop” process to solicit superior transactions to the MCC Merger and (c) if the MCC Merger is consummated, create a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma NAV reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Class (as defined in the Settlement Term Sheet). In connection with the Settlement Term Sheet, MDLY has executed an acknowledgement and agreement to take certain actions, including consenting to certain amendments to the Merger Agreements, in furtherance of the transactions contemplated thereby.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. As of June 30, 2019, certain investments in eight portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $33.7 million, or 7.1% of the fair value of our portfolio. As of September 30, 2018, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $48.1 million, or 7.3% of the fair value of our portfolio.

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

Recent Developments

On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger. In the MCC Merger, each share of the Company’s common stock (other than shares of the Company’s common stock held by the Company, Sierra or their respective wholly owned subsidiaries, will be exchanged for the right to receive (i) 0.68 shares of Sierra’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Class Action (such fees and expenses, the “Plaintiff Attorney Fees”) are less than or equal to $10,000,000, (ii) 0.66 shares of Sierra’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000, and (iii) between 0.68 and 0.66 per share of Sierra’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000.

In accordance with the Amended MCC Merger Agreement, the MCC Special Committee announced the commencement of the 60-day “go shop” period provided for in Section 7.10 of the Amended MCC Merger Agreement. The 60-day period expires on September 27, 2019. The MCC Special Committee has retained Houlihan Lokey to assist it in soliciting, evaluating and potentially entering into negotiations with parties that offer competing proposals as defined in the Amended MCC Merger Agreement. There can be no assurance that this process will result in a superior proposal as defined in the MCC Amended Merger Agreement.

In addition, on July 29, 2019, Sierra and MDLY announced the execution of the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among MDLY, Sierra, and Merger Sub, pursuant to which MDLY will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY’s Class A common stock, issued and outstanding immediately prior to the effective date of the MDLY Merger, other than shares of MDLY’s Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger Effective Time, by any person other than a Unitholder (as defined below), will be exchanged for (i) 0.2668 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY’s Class A common stock issued and outstanding immediately prior to the MDLY Merger Effective Time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger Effective Time, by holders of the issued and outstanding limited liability company interests of Medley LLC (the “Medley LLC Units” and, holders of the Medley LLC Units at any time on or after July 29, 2019, the “Unitholders”) will be exchanged for (i) 0.2072 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.66 per share.

Pursuant to terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If both Mergers are successfully consummated, Sierra’s common stock would be listed on the NYSE, with such listing expected to be effective as of the closing date of the Mergers, and Sierra’s common stock will be listed on the TASE, with such listing expected to be effective as of the closing date of the MCC Merger. If, however, only the MDLY Merger is consummated, Sierra’s common stock would be listed on the NYSE. If both Mergers are successfully consummated, the investment portfolios of the Company and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors, its wholly controlled adviser subsidiary, while the investment portfolios of the Company and Sierra would not be combined. If only the MDLY Merger is consummated, the investment management function relating to the operation of Sierra, as the surviving company, would still be internalized.

On July 29, 2019, the Company entered into the Settlement Agreement by and among the Company, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, MCC Advisors, Medley LLC and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour Capital Group LLC (“FrontFour Capital”) and FrontFour Master Fund, Ltd. (“FrontFour Master” together with FrontFour Capital, the “FrontFour Parties”), on behalf of themselves and a class of similarly situated stockholders of the Company, on the other hand, in connection with the Class Action. The Settlement Agreement provides for the settlement of all claims brought against the Medley Parties in the Class Action. Under the Settlement Agreement, the Company agreed to seek the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement, and (ii) the MDLY Merger Agreement, which have been reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement described above. The Settlement Agreement also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra’s common stock, with the number of shares of Sierra’s common stock to be calculated using the pro forma net asset value reported in the future proxy supplement describing the Amended MCC Merger Agreement, which will be distributed to eligible members of the Settlement Class (as defined in the Settlement Agreement). Under the Settlement Agreement, MDLY also consented to certain amendments to the Merger Agreements that have been reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement Agreement also provides for mutual releases between and among the FrontFour Parties and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Class Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the Class Action and all claims that were or could have been asserted (other than claims against the Highland Parties, as defined in the Settlement Agreement) in the litigation pending in the United States District Court for the Southern District of New York (the “Federal Action”), and the FrontFour Parties and the Settlement Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action. The Settlement Agreement further provides that the Company and FrontFour shall work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Memorandum Opinion issued by the Court of Chancery of the State of Delaware (the “Court of Chancery”) on March 11, 2019, in connection with the Class Action. The Settlement Agreement is subject to the approval of the Court of Chancery. The Court is expected to schedule a hearing on October 24, 2019 to consider the Stipulation.

On July 29, 2019, the Company entered into a Governance Agreement (the “Governance Agreement”) with FrontFour Capital, FrontFour Master, FrontFour Capital Corp. (“FrontFour Corp.”), FrontFour Opportunity Fund (the “Canadian Fund”), David A. Lorber, Stephen E. Loukas and Zachary R. George (collectively, “FrontFour”). As previously disclosed, our board of directors had previously appointed David A. Lorber and Lowell W. Robinson (the “New Directors”) to our board of directors on April 15, 2019. Pursuant to the terms of the Governance Agreement, FrontFour has acknowledged that Mr. Robinson shall, and Mr. Lorber has agreed to, (i) notify the Company if they cease to qualify as independent under certain independence standards, and (ii) comply with the Company’s policies and preserve the confidentiality of its confidential information, in the same manner as other independent directors on the Company. If at any time during the Restricted Period (defined below), a New Director is unable or unwilling to serve as a director for any reason, then FrontFour, upon the terms and subject to the conditions set forth in the Governance Agreement, will be entitled to designate a replacement director. FrontFour has agreed that until the earlier of the date on which (i) the MCC Merger Agreement has been duly and validly terminated in accordance with its terms or (ii) the date of the Company’s stockholder meeting, at which approval of the Amended MCC Merger Agreement and the transactions contemplated thereby is sought, they shall (a) vote all securities of the Company over which they have the right to vote in favor of the adoption of, and the transactions contemplated by, the Amended MCC Merger Agreement, including the MCC Merger contemplated thereby, (b) not transfer securities of the Company held by FrontFour (subject to certain exceptions), and (c) not tender any securities of the Company held by FrontFour in connection with any tender or exchange offer. The Governance Agreement provides that, during the Restricted Period, FrontFour shall vote, subject to certain exceptions, all securities of the Company or Sierra (as the surviving company in the MCC Merger) (each, a “Standstill Party”), as the case may be, over which they have the right to vote (i) in favor of each director candidate nominated and recommended by the board of directors of a Standstill Party, and (ii) against any stockholder nominees for director which are not recommended by the board of directors of a Standstill Party. During the Restricted Period, with respect to any stockholder proposals or other business presented at any respective stockholder meeting of a Standstill Party or pursuant to any action by written consent, FrontFour shall vote in accordance with either (a) the recommendation of the board of the Standstill Party or (b) the recommendation of Institutional Shareholder Services Inc. (“ISS”). Under the Governance Agreement, FrontFour has agreed, during the Restricted Period, to abide by certain customary “standstill” restrictions. Pursuant to the Governance Agreement, FrontFour has also agreed to support the Company’s undertakings (i) to obtain exemptive relief from the SEC sufficient to permit the consummation of (a) the MCC Merger and (b) the MDLY Merger, and (ii) to obtain the support of proxy advisory services (including ISS and Glass Lewis & Co.) for the Amended MCC Merger Agreement. The Governance Agreement defines “Restricted Period” as the period commencing on the date of the Governance Agreement and ending on: (i) in the event that the MCC Merger Agreement is validly terminated in accordance with the terms thereof, the earlier of (a) January 1, 2020, or (b) 30 days prior to the last date that stockholder nominations for director elections are permitted with respect to the Company’s 2020 annual meeting of stockholders; and (ii) in the event that the MCC Merger is consummated, with respect to Sierra, the earlier of (x) January 1, 2020, or (y) 30 days prior to the last date that stockholder nominations for director elections are permitted with respect to Sierra’s 2020 annual meeting of stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the nine months ended June 30, 2019, we did not engage in hedging activities.

As of June 30, 2019, 76.6% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate LIBOR floor as of June 30, 2019 was as follows (dollars in thousands):

	June 30, 2019
LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$—	—%
1% to under 2%	200,048	91.8
2% to under 3%	17,922	8.2
Total	$217,970	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2019, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase/(decrease)	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
300	$6,700	$—	$6,700
200	4,500	—	4,500
100	2,200	—	2,200
(100)	(2,200)	—	(2,200)
(200)	(3,100)	—	(3,100)
(300)	(3,100)	—	(3,100)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., Medley Capital Corporation, Medley Management Inc., Sierra Income Corporation, and Sierra Management, Inc. The complaints in each of the New York Actions allege that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into Sierra, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts are sought. On February 27, 2019, the Court entered a stipulated scheduling order requiring that defendants respond to the complaints 45 days following the later of (a) the stockholder vote on the proposed merger and (b) plaintiffs’ filing of a consolidated, amended complaint. A preliminary conference is scheduled to take place on September 24, 2019. The defendants believe the claims asserted in the New York Actions are without merit and they intend to defend these lawsuits vigorously. At this time, we are unable to determine whether an unfavorable outcome from these matters is probable or remote or to estimate the amount or range of potential loss, if any.

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

On April 15, 2019, certain parties in the Class Action reached agreement on the principal terms of a settlement of the Class Action, which were contained in a term sheet, dated April 15, 2019 (the “Settlement Term Sheet”). On July 29, 2019, MCC entered into a Stipulation of Settlement (the “Stipulation”) by and among Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, the Company, MDLY, MCC Advisors, Medley LLC, and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of the Company, on the other hand, in connection with the Class Action.

The Stipulation provides for the settlement of all claims brought against the Medley Parties in the Class Action. Under the Stipulation, the Company agreed to seek the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”), which have been reflected in the amended and restated Merger Agreements annexed to the Stipulation. The Stipulation also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma net asset value reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Settlement Class (as defined in the Stipulation). Under the Stipulation, MDLY also consented to certain amendments to the Merger Agreements that have been reflected in the amended and restated Merger Agreements annexed to the Stipulation. In addition, in connection with the Stipulation, on July 29, 2019, the Company entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger under the amended and restated MCC Merger Agreement at a meeting of stockholders to approve the MCC Merger Agreement.

The Stipulation also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Class Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the Class Action and all claims that were or could have been asserted (other than claims against the Highland Parties, as defined in the Stipulation) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Settlement Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.

The Stipulation further provides that the Company and FrontFour shall work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision. The Stipulation is subject to the approval of the Court. The Court is expected to schedule a hearing on October 24, 2019 to consider the Stipulation.

On March 1, 2019, Marilyn Adler, a former employee who served as a Managing Director of Medley Capital LLC, filed suit in the New York Supreme Court, Commercial Part, against Medley Capital LLC, MCC Advisors, Medley SBIC GP, LLC, the Company, MDLY, as well as Brook Taube, and Seth Taube, individually. The action is captioned Marilyn S. Adler v. Medley Capital LLC et al. (Supreme Court of New York, March 2019). Ms. Adler alleges that she is due in excess of $6.5 million in compensation based upon her role with Medley’s SBIC Fund. Her claims are for breach of contract, unjust enrichment, conversion, tortious interference, as well as a claim for an accounting of funds maintained by the defendants. The Company believes the claims are without merit, intends to vigorously defend them, and has asserted counterclaims against Ms. Adler for breach of contract and breach of fiduciary duties. In response to the Company’s motion to dismiss the breach of contract claim, Ms. Adler has conceded there was no written contract.  The parties are in the initial stages of discovery.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2018, filed with the SEC on December 4, 2018, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the nine months ended June 30, 2019 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

We may not be able to pay you distributions and our distributions may not grow over time.

When possible, we intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. As of June 30, 2019, the Company’s asset coverage was 191% after giving effect to leverage and therefore the Company’s asset coverage is below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

We may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) after such issuance or incurrence.

As of June 30, 2019, the Company’s asset coverage was 191% after giving effect to leverage and therefore the Company’s asset coverage is below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders, including the payment of any dividend, and may not employ further leverage until the Company’s asset coverage is at least 200% after giving effect to such leverage.

The indenture under which the 2023 Notes and the 2021 Notes are issued place restrictions on our and/or our subsidiaries’ activities.

The terms of the indenture under which the 2023 Notes and the 2021 Notes (collectively, “U.S. Notes”) were issued place restrictions on our and/or our subsidiaries’ ability to, among other things:

•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the U.S. Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the U.S. Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the U.S. Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the U.S. Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. As of June 30, 2019, the Company’s asset coverage was 191% after giving effect to leverage and therefore the Company is prohibited from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities; or

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the U.S. Notes, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. As of June 30, 2019, the Company’s asset coverage was 191% after giving effect to leverage and therefore the Company is prohibited from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock.

Risks Relating to the Mergers

On August 9, 2018, the Company entered into the MCC Merger Agreement pursuant to which the Company would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger. On July 29, 2019, the Company entered into the Amended MCC Merger Agreement, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger. For more information, please refer to the Registration Statement on Form N-14 that includes a joint proxy statement of Sierra, the Company, and MDLY and, with respect to Sierra, constitutes a prospectus, which was first mailed or otherwise delivered to stockholders of Sierra, the Company, and MDLY on or about December 21, 2018 (the “Joint Proxy Statement/Prospectus”), as well as the amendment to the Joint Proxy Statement/Prospectus that Sierra, the Company, and MDLY intends to file with the SEC and mail to their respective stockholders (when they become available).

There can be no assurances when or if the Mergers will be completed.

Although the Company, Sierra, and MDLY expect to complete the Mergers as early as the fourth quarter of 2020, there can be no assurances as to the exact timing of completion of the Mergers, that both Mergers will be completed, or that the Mergers will be completed at all. The completion of the Mergers is subject to numerous conditions, including, among others, the continued effectiveness of the Registration Statement on Form N-14; the approval of Sierra's common stock (including shares of Sierra's common stock to be issued in the Mergers) for listing on the NYSE; receipt of requisite approvals of each of Sierra’s stockholders, the Company’s stockholders, and MDLY’s stockholders; receipt of required regulatory approvals, including from the SEC (including necessary exemptive relief to consummate the merger transactions), approval by the Court of Chancery of the Stipulation of Settlement in connection with the consolidated actions under caption of In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM, any necessary approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, amended, and, if applicable, state securities regulators; confirmation by the SEC that Merger Sub, as the successor to MDLY in the MDLY Merger, will be treated as a portfolio investment of Sierra following the consummation of the MDLY Merger and reflected in Sierra’s consolidated financial statements at fair value for accounting purposes (i.e., not consolidated into the financial statements of Sierra); the relevant parties having taken all actions reasonably required in order to keep existing indebtedness outstanding following the Mergers; receipt of necessary consents relating to joint ventures of Sierra and the Company; receipt of a specified level of consents from third-party advisory clients of MDLY; with respect to the MCC Merger, satisfaction (or appropriate wavier) of the conditions to closing of the MDLY Merger; and other customary closing conditions.

The Company, Sierra, and MDLY cannot assure their respective stockholders that the conditions required to complete the Mergers will be satisfied or waived on the anticipated schedule, or at all. If the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on the Company’s, Sierra’s, and MDLY’s financial conditions, results of operations, assets or business. In accordance with the Amended MCC Merger Agreement, the MCC Special Committee announced the commencement of the 60-day “go shop” period, the results of which are uncertain. In addition, if the Mergers are not completed, the Company and Sierra, and MDLY will have incurred substantial expenses for which no ultimate benefit will have been received. See “- If the Mergers do not close, we will benefit from the expenses incurred in its pursuit” in the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended September 30, 2018. Moreover, if either the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement is terminated under certain circumstances, the Company, Sierra, and MDLY may be obligated to pay the other party to the applicable merger agreement a termination fee. See “- Under certain circumstances, the Company or Sierra may be obligated to pay a termination fee upon termination of the Amended MCC Merger Agreement” below. Any decision that the Company’s stockholders, Sierra’s stockholders, and MDLY’s stockholder make should be made with the understanding that the completion of the Mergers may not happen as scheduled, or at all.

If the Mergers are completed, certain additional risks regarding the Combined Company following the Mergers may be presented. In addition, because the MDLY Merger is no longer contingent upon the MCC Merger, if only the MDLY Merger is completed certain additional risks regarding Sierra as an internally managed BDC with the Company as a wholly owned portfolio company may be presented.

We may be targets of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the completion of the Mergers.

The Company is currently a defendant in the New York Actions and the Class Actions. The Company may be a target of additional securities class action and derivative lawsuits. Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the merger or seek monetary relief from such companies. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. We cannot predict the outcome of these lawsuits, or others, if any, nor can we predict the amount of time and expense that will be required to resolve any such litigation. An unfavorable resolution of any such litigation surrounding the Mergers could delay or prevent their consummation. In addition, the costs defending the litigation, even if resolved in our favor, could be substantial and such litigation could distract us from pursuing the consummation of the Mergers and other potentially beneficial business opportunities.

Under certain circumstances, we may be obligated to pay a termination fee upon termination of the Amended MCC Merger Agreement.

The Amended MCC Merger Agreement provides for the payment by the Company or Sierra to the other party a termination fee of $6,000,000 in cash if the Amended MCC Merger Agreement is terminated by the Company or Sierra under certain circumstances.

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

10.38
Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019, by and between Medley Capital Corporation and Sierra Income Corporation (Incorporated by reference to the Current Report on Form 8-K filed on August 2, 2019).

10.39	Settlement Term Sheet, dated April 15, 2019 (Incorporated by reference to the Current Report on Form 8-K, filed on April 17, 2019).

10.40
Stipulation of Settlement, dated July 29, 2019, by and among Medley Capital Corporation, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, Medley Management Inc., MCC Advisors LLC, Medley LLC and Medley Group LLC, on the one hand, and FrontFour Capital Group LLC and FrontFour Master Fund, Ltd., on behalf of themselves and a class of similarly situated stockholders of Medley Capital Corporation, on the other hand, in connection with the action styled In re Medley Capital Corporation Stockholder Litigation, Cons. C.A. No. 2019-0100-KSJM (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.41
Governance Agreement, dated July 29, 2019, by and among, Medley Capital Corporation, on the one hand, and FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, on the other hand (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

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
August 8, 2019

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)