Form 10-K
period 2019-09-30
Medley Capital Corp
filed 2019-12-16
CIK 1490349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2019
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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of March 29, 2019 was $138,207,781. The Registrant had 54,474,211 shares of common stock, $0.001 par value, outstanding as of December 16, 2019.

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

•
“MCC Advisors” and the “Adviser” refer to MCC Advisors LLC, our investment adviser; MCC Advisors is a wholly owned subsidiary of Medley LLC, which is controlled by Medley Management Inc. (“MDLY”), a publicly traded asset management firm, which in turn is controlled by Medley Group LLC, an entity wholly owned by the senior professionals of Medley LLC; and

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

Our investment objective is to generate current income and capital appreciation by lending directly to privately held middle market companies, primarily through directly originated transactions to help these companies expand their business, refinance and make acquisitions. Our investment portfolio generally consists of senior secured first lien term loans, senior secured second lien term loans, preferred equity and common equity. In connection with some of our investments, we receive warrants or other equity participation features which we believe will increase the total investment returns.

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

Our Investment Team has extensive experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Adviser, through Medley, has access to over 60 employees, including over 30 investment, origination and credit management professionals, and over 30 operations, marketing and distribution professionals, each with extensive experience in their respective disciplines. We believe that MCC Advisors’ disciplined and consistent approach to origination, portfolio construction and risk management should allow it to achieve attractive risk-adjusted returns for Medley Capital.

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

As a BDC, we are required to comply with regulatory requirements, including limitations on our use of debt. We are permitted to, and expect to continue to, finance our investments through borrowings. However, as a BDC, we are only generally allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements under the 1940 Act are met) after such borrowing. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing.

As of September 30, 2019, the Company’s asset coverage was 184.2% after giving effect to leverage and therefore the Company’s asset coverage is below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders, including the payment of any dividend, and may not employ further leverage until the Company’s asset coverage is at least 200% after giving effect to such leverage.

Opportunities for co-investments may arise when MCC Advisors or an affiliated investment adviser becomes aware of investment opportunities that may be appropriate for the Company, other clients, or affiliated funds. On November 25, 2013, the Company obtained an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley, LLC or an investment adviser controlled by Medley, LLC in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors (the “Prior Exemptive Order”). On March 29, 2017, the Company, MCC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the “Exemptive Order”) that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder. On October 4, 2017, the Company, MCC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “Current Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly or majority owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. The terms of the Current Exemptive Order are otherwise substantially similar to the Exemptive Order. Co-investment under the Current Exemptive Order is subject to certain conditions, including the condition that, in the case of each co-investment transaction, our board of directors determines that it would be in our best interest to participate in the transaction. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

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

On March 26, 2013, our wholly owned subsidiary, Medley SBIC LP (“SBIC LP”), a Delaware limited partnership, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958, as amended. Effective July 1, 2019, SBIC LP surrendered its SBIC license and changed its name to Medley Small Business Fund, LP (“Medley Small Business Fund”). In addition, Medley SBIC GP, LLC changed its name to Medley Small Business Fund GP, LLC. See Note 5 for further information.

Our principal executive office is located at 280 Park Avenue, 6th Floor East, New York, NY 10017 and our telephone number is (212) 759-0777.

Formation Transactions

Medley Capital BDC LLC (the “LLC”), a Delaware limited liability company, was formed on April 23, 2010.

Prior to the pricing of our IPO, Medley Opportunity Fund LP (“MOF LP”), a Delaware limited partnership, and Medley Opportunity Fund, Ltd. (“MOF LTD”), a Cayman Islands exempted limited liability company, transferred all of their respective interests in six loan participations in secured loans to middle market companies with a combined fair value, plus payment-in-kind interest and accrued interest thereon, of approximately $84.95 million (the “Loan Assets”) to MOF I BDC LLC, a Delaware limited liability company (“MOF I BDC”) in exchange for membership interests in MOF I BDC.  As a result, MOF LTD owned approximately 90% of the outstanding MOF I BDC membership interests and MOF LP owned approximately 10% of the outstanding MOF I BDC membership interests. On January 18, 2011, each of MOF LTD and MOF LP contributed their respective MOF I BDC membership interests to the LLC in exchange for LLC membership interests. As a result, MOF I BDC became a wholly owned subsidiary of the LLC.

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

Investment Process Overview

We view our investment process as consisting of three distinct phases described below:

Sourcing and Origination   MCC Advisors sources investment opportunities through access to a network of contacts developed in the financial services and related industries by Medley. It is the Adviser’s responsibility to identify specific opportunities, to refine opportunities through rigorous due diligence of the underlying facts and circumstances while remaining flexible and responsive to client’s needs. With over 30 investment professionals based in New York involved in sourcing and origination for MCC Advisors, each investment professional is able to maintain long-standing relationships and responsibility for a specified market.

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

Monitoring  MCC Advisors views active portfolio monitoring as a vital part of our investment process. MCC Advisors utilizes an investment management system, which maintains a centralized, dynamic electronic reporting system which houses, organizes and archives all portfolio data by investment. This is the primary system that tracks all changes to investment terms and conditions. On a quarterly basis, the asset management team produces a report for each investment within the portfolio by summarizing the investment’s general information, terms and structure, financial performance, covenant package, and business updates. This feature enables MCC Advisors to track the history of every investment, while maintaining access to the most recent reporting information available, ensuring accurate reporting of the investment.

MCC Advisors will typically require portfolio companies to adhere to certain affirmative covenants requiring the following reports:

•	monthly or quarterly financial statements	•	annual audits and management letters

•	monthly or quarterly covenant certificates	•	quarterly industry updates

•	monthly or quarterly management discussion & analysis	•	quarterly customer and supplier concentration updates

•	monthly or quarterly bank statements	•	quarterly backlog/pipeline reports

•	annual insurance certificates	•	annual budgets and forecasts.

MCC Advisors holds regular portfolio reviews where the Investment Committee reviews each transaction in detail and reassesses the risk rating presently assigned.

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

Employees

We do not have any employees. Our day-to-day investment operations are managed by our Adviser. Our Adviser employs over 30 investment professionals, including its principals. In addition, we reimburse our administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, including the compensation of our Chief Financial Officer and Chief Compliance Officer, and their respective staff.

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

Agreements and Plan of Mergers

On August 9, 2018 the Company entered into a definitive agreement to merge with Sierra Income Corporation (“Sierra”). Pursuant to the Agreement and Plan of Merger (the “MCC Merger Agreement”) by and between Sierra and the Company, the Company would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving entity in the merger (the "MCC Merger"). Under the MCC Merger, each share of our common stock issued and outstanding immediately prior to the MCC Merger effective time (other than shares of our common stock held by the Company, Sierra or their respective wholly owned subsidiaries) would be converted into the right to receive 0.8050 shares of Sierra’s common stock.

Simultaneously, pursuant to the Agreement and Plan of Merger (the “MDLY Merger Agreement”) by and among Sierra, MDLY and Sierra Management, Inc., a newly formed Delaware corporation and wholly owned subsidiary of Sierra (“Merger Sub”), MDLY would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into the Merger Sub, and MDLY’s existing asset management business would continue to operate as a wholly owned subsidiary of Sierra in the merger (the “MDLY Merger” together with the MCC Merger, the “Mergers”). In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries) would be converted into the right to receive (i) 0.3836 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders would have the right to receive certain dividends and/or other payments.

On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger. In the MCC Merger, each share of the Company’s common stock (other than shares of the Company’s common stock held by the Company, Sierra or their respective wholly owned subsidiaries) will be exchanged for the right to receive (i) 0.68 shares of Sierra’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the FrontFour Action, as described in “Item 3. Legal Proceedings” (such fees and expenses, the “Plaintiff Attorney Fees”), are less than or equal to $10,000,000; (ii) 0.66 shares of Sierra’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of Sierra’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of Sierra’s common stock in the event that the Plaintiff Attorney Fees are not determined prior to the closing of the MCC Merger (such ratio, the “MCC Merger Exchange Ratio”).

In addition, on July 29, 2019, Sierra and MDLY announced the execution of the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among MDLY, Sierra, and Merger Sub, pursuant to which MDLY will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a Medley LLC unitholder, will be exchanged for (i) 0.2668 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY Class A common stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by Medley LLC unitholders will be exchanged for (i) 0.2072 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.66 per share.

Pursuant to terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If both Mergers are successfully consummated, Sierra’s common stock would be listed on the NYSE, with such listing expected to be effective as of the closing date of the Mergers, and Sierra’s common stock will be listed on the Tel Aviv Stock Exchange (“TASE”), with such listing expected to be effective as of the closing date of the MCC Merger. If, however, only the MDLY Merger is consummated, Sierra’s common stock would be listed on the NYSE. If both Mergers are successfully consummated, the investment portfolios of MCC and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary. If only the MDLY Merger is consummated, the investment portfolios of MCC and Sierra would not be combined; however, the investment management function relating to the operation of Sierra, as the surviving company, would still be internalized (the “Sierra/MDLY Company”) and the Sierra/MDLY Company would be managed by MCC Advisors. The Mergers are subject to approval by the stockholders of the Company, Sierra, and MDLY, regulators, including the SEC, court approval of the Stipulation (as described below), other customary closing conditions and third-party consents. There is no assurance that any of the foregoing conditions will be satisfied.

On February 11, 2019, a purported stockholder class action was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, “FrontFour”), captioned as FrontFour Capital Group LLC, et al. v. Brook Taube et al., Case No. 2019-0100 (the “FrontFour Action”) against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, Sierra, the Company, MCC Advisors, Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to the Company’s stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC stockholders on the proposed merger and enjoin enforcement of certain provisions of the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and Sierra (the “MCC Merger Agreement”). The Court held a trial on the plaintiffs’ claims on March 6-7, 2019 and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Court denied the plaintiffs’ requests to (i) permanently enjoin the proposed merger and (ii) require the Company to conduct a “shopping process” for the Company on terms proposed by the plaintiffs in their complaint. The Court held that the Company’s directors breached their fiduciary duties in entering into the proposed merger, but rejected the plaintiffs’ claim that Sierra aided and abetted those breaches of fiduciary duties. The Court ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of the Company’s stockholders on the proposed merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information. On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Court of Chancery of the State of Delaware, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of the Company in connection with the vote of the Company’s stockholders on the proposed mergers. On April 8, 2019, the Court granted a stipulation consolidating the FrontFour Action and the Altman Action, designating the amended complaint in the FrontFour Action as the operative complaint, and designating the plaintiffs in the FrontFour Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On April 15, 2019, certain parties reached agreement on the principal terms of a settlement of the FrontFour Action, which were contained in a term sheet, dated April 15, 2019 (the “Settlement Term Sheet”). On July 29, 2019, MCC entered into a Stipulation of Settlement (and, as amended on August 8, 2019, the “Stipulation”) by and among the Company, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, MCC Advisors, Medley LLC and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of the Company, on the other hand, in connection with the FrontFour Action.

The Stipulation provides for the settlement of all claims brought against the Medley Parties in the FrontFour Action. Under the Stipulation, the Company agreed to seek the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”), which have been reflected in the amended and restated Merger Agreements annexed to the Stipulation. The Stipulation also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma net asset value reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Settlement Class (as defined in the Stipulation). Under the Stipulation, MDLY also consented to certain amendments to the Merger Agreements that have been reflected in the amended and restated Merger Agreements annexed to the Stipulation. In addition, in connection with the Stipulation, on July 29, 2019, the Company entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement.

The Stipulation also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the FrontFour Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the FrontFour Action and all claims that were or could have been asserted (other than claims against the Highland Parties, as defined in the Stipulation) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Settlement Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.

The Stipulation further provides that the Company and FrontFour shall work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision.

The Stipulation is subject to the approval of the Court. On September 26, 2019, FrontFour filed a motion seeking an order approving the Stipulation, and also moved for the Court to award plaintiffs’ counsel attorneys’ fees in the amount of $22 million and expenses in the amount of $420,334.97 (the “Fee Application”). The Court held a hearing to consider the Stipulation and the Fee Application on October 24, 2019.

On November 19, 2019, the Court issued a bench ruling approving the Stipulation. The Court also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and (ii) an award in an amount equal to 26% of the nominal value of the settlement fund, grossed up to include the amount of the lead plaintiffs’ counsel’s attorney’s fees, and excluding the portion of the fees borne by the class under the Amended MCC Merger Agreement, as well as an award of $100,000 relating to the composition of the board of directors of the post-Merger company (the “Contingent Fee Award” and, together with the Therapeutics Fee Award, the “Fee Awards”). The parties disagreed as to how to apply the formula that the Court indicated will be used to calculate the Contingent Fee Award. Accordingly, the parties submitted different forms of the proposed form of order and final judgment, as applicable, for review and entry by the Court, together with letter briefs setting forth their respective interpretations of the Court’s November 19, 2019 bench ruling. The Plaintiff contends that the amount of the Contingent Fee Award is fixed at $14,540,888. Defendants contend that the amount will be less than $14,540,888, but the actual amount cannot be determined prior to closing. The Therapeutics Fee Award will be payable within five (5) business days of the entry of an order and judgment by the Court. The Contingent Fee Award is contingent upon the closing of the MCC Merger, and will be due within five (5) business days of the closing of the MCC Merger and establishment of the Settlement Fund. The Fee Awards will be paid by MCC or its successor.

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

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2019 (dollars in thousands):

	Fair Value	Percentage
Multisector Holdings	$69,949	17.6%
Construction & Building	59,608	15.0
Services: Business	49,512	12.5
High Tech Industries	38,254	9.6
Healthcare & Pharmaceuticals	25,698	6.5
Energy: Oil & Gas	23,632	6.0
Hotel, Gaming & Leisure	21,127	5.3
Wholesale	13,850	3.5
Services: Consumer	13,278	3.3
Containers, Packaging & Glass	12,637	3.2
Capital Equipment	10,680	2.7
Automotive	10,375	2.6
Banking, Finance, Insurance & Real Estate	10,000	2.5
Aerospace & Defense	8,604	2.2
Consumer goods: Non-durable	6,326	1.6
Consumer goods: Durable	6,170	1.6
Environmental Industries	3,991	1.0
Metals & Mining	3,436	0.9
Forest Products & Paper	2,830	0.7
Media: Broadcasting & Subscription	2,408	0.6
Chemicals, Plastics & Rubber	2,277	0.6
Media: Advertising, Printing & Publishing	1,715	0.4
Retail	532	0.1
Total	$396,889	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2018 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$95,021	14.5%
Construction & Building	92,850	14.2
Multisector Holdings	78,371	12.0
High Tech Industries	65,662	10.0
Healthcare & Pharmaceuticals	46,020	7.0
Energy: Oil & Gas	45,584	7.0
Aerospace & Defense	36,714	5.6
Hotel, Gaming & Leisure	32,487	5.0
Containers, Packaging & Glass	24,219	3.7
Banking, Finance, Insurance & Real Estate	22,587	3.4
Wholesale	18,515	2.8
Services: Consumer	16,940	2.6
Consumer goods: Durable	15,307	2.3
Automotive	13,027	2.0
Capital Equipment	12,944	2.0
Metals & Mining	8,814	1.3
Consumer goods: Non-durable	6,252	0.9
Retail	5,802	0.9
Media: Broadcasting & Subscription	5,703	0.9
Chemicals, Plastics & Rubber	4,078	0.6
Environmental Industries	3,283	0.5
Media: Advertising, Printing & Publishing	2,750	0.4
Forest Products & Paper	2,500	0.4
Total	$655,430	100.0%

The following table sets forth certain information as of September 30, 2019, for each portfolio company in which we had an investment. Other than these investments, our only formal relationship with our portfolio companies is the managerial assistance that we provide upon request and the board observer or participation rights we may receive in connection with our investment.

Name of Portfolio Company	Sector	Security Owned by Us	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	% of Net Assets

1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan A	9/30/2021	7.10%	$9,304,145	$9,304,145	4.3%
1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan B	9/30/2021	10.10%	23,547,567	5,886,892	2.7%
1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan C	6/30/2021	7.10%	1,170,014	1,170,014	0.5%
1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan D	9/18/2020	7.10%	224,456	224,456	0.1%
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility	9/30/2021	7.10%	4,387,025	4,387,025	2.0%
1888 Industrial Services, LLC	Energy: Oil & Gas	Equity			—	—	0.0%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan	7/22/2020	10.00%	10,036,355	2,509,089	1.2%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Preferred Equity Series A			1,600,000	—	0.0%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Preferred Equity Series AA			800,000	—	0.0%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Preferred Equity Series AAA			971,200	(100,800)	0.0%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Equity			—	—	0.0%
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan	11/16/2022	7.76%	5,061,750	5,020,244	2.3%
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Delayed Draw Term Loan	11/16/2022	7.76%	2,444,350	2,424,306	1.1%
Alpine SG, LLC	High Tech Industries	Revolving Credit Facility	11/16/2022		—	(8,200)	0.0%
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan	9/25/2023	10.60%	4,387,500	4,274,741	2.0%
Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan	6/17/2020	10.33%	13,336,018	13,252,001	6.1%
Avantor, Inc.	Wholesale	Equity			—	13,849,752	6.4%
Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan	7/14/2022	8.10%	7,609,499	7,609,499	3.5%
Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Delayed Draw Term Loan	7/14/2022	8.83%	1,268,251	1,268,251	0.6%
Barry's Bootcamp Holdings, LLC	Services: Consumer	Revolving Credit Facility	7/14/2022	8.26%	4,400,000	4,400,000	2.0%
Be Green Packaging, LLC	Containers, Packaging & Glass	Equity			—	—	0.0%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan	4/24/2020	11.26%	7,341,518	7,307,747	3.4%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan	4/24/2020		—	(4,107)	0.0%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Revolving Credit Facility	4/24/2020	11.26%	892,857	890,804	0.4%
Caddo Investors Holdings LLC	Forest Products & Paper	Equity		10.25%	—	2,830,051	1.3%
Capstone Nutrition Development, LLC	Healthcare & Pharmaceuticals	Equity			—	1,383,319	0.6%
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan	7/28/2025	9.29%	3,010,025	2,937,483	1.4%
Crow Precision Components, LLC	Aerospace & Defense	Equity			—	666,998	0.3%

Name of Portfolio Company	Sector	Security Owned by Us	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	% of Net Assets

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan	12/1/2022	11.04%	7,500,000	6,345,750	2.9%
DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan	7/31/2025	8.01%	15,840,000	15,607,152	7.2%
DataOnline Corp.	High Tech Industries	Revolving Credit Facility	7/31/2024		—	(18,900)	0.0%
Dermatologists of Southwestern Ohio, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan	4/20/2022	8.54%	1,065,457	1,056,614	0.5%
Dermatologists of Southwestern Ohio, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Delayed Draw Term Loan	4/20/2022	8.54%	404,248	400,893	0.2%
Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B	4/1/2020	10.00%	1,613,455	1,613,455	0.7%
Dream Finders Homes, LLC	Construction & Building	Preferred Equity		8.00%	4,185,480	3,315,319	1.5%
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan	12/31/2021	15.71%	11,124,375	1,264,841	0.6%
Dynamic Energy Services International LLC	Energy: Oil & Gas	Revolving Credit Facility	12/31/2019	12.00%	545,103	545,103	0.2%
Dynamic Energy Services International LLC	Energy: Oil & Gas	Equity			—	—	0.0%
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan	3/30/2020	10.83%	10,906,250	10,680,491	4.9%
Footprint Acquisition, LLC	Services: Business	Preferred Equity		8.75%	7,281,664	7,281,664	3.4%
Footprint Acquisition, LLC	Services: Business	Equity			—	3,347,965	1.5%
Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan	11/11/2019	12.33%	9,450,000	9,450,000	4.4%
Global Accessories Group, LLC	Consumer goods: Non-durable	Equity			—	151,339	0.1%
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan	6/21/2023	10.80%	3,000,000	1,715,100	0.8%
Impact Sales, LLC	Services: Business	Senior Secured First Lien Term Loan	6/27/2023	8.60%	3,254,623	3,104,911	1.4%
Impact Sales, LLC	Services: Business	Senior Secured First Lien Delayed Draw Term Loan	6/27/2023	8.62%	9,430,010	8,996,229	4.2%
InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan	8/18/2022	11.04%	13,259,175	12,637,320	5.8%
JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred		3.00%	20,150,684	20,150,684	9.3%
JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-1 Preferred		3.00%	2,607,661	2,607,661	1.2%
JFL-NGS Partners, LLC	Construction & Building	Equity			—	19,096,371	8.8%
JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred		6.00%	1,236,269	1,236,269	0.6%
JFL-WCS Partners, LLC	Environmental Industries	Equity			—	2,755,041	1.3%
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan	6/21/2023	15.00%	1,766,511	1,766,511	0.8%
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Delayed Draw Term Loan	6/21/2023	15.00%	706,604	706,604	0.3%
Kemmerer Operations, LLC	Metals & Mining	Equity			—	962,717	0.4%
L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan	2/15/2022	9.62%	5,345,754	5,345,754	2.5%

Name of Portfolio Company	Sector	Security Owned by Us	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	% of Net Assets

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants	2/19/2024		—	—	0.0%
Manna Pro Products, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loan	12/8/2023	8.05%	5,398,622	5,132,470	2.4%
Manna Pro Products, LLC	Consumer goods: Non-durable	Senior Secured First Lien Delayed Draw Term Loan	12/8/2023	8.04%	1,096,209	1,042,166	0.5%
MCC Senior Loan Strategy JV I LLC	Multisector Holdings	Equity			—	69,948,970	32.3%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan	11/9/2020	6.04%	4,255,990	4,255,990	2.0%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan B	11/9/2020	11.29%	13,436,693	7,152,352	3.3%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan C	11/9/2020	14.04%	8,747,134	—	0.0%
NVTN LLC	Hotel, Gaming & Leisure	Equity			—	—	0.0%
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan	10/11/2021	11.60%	9,534,512	8,845,167	4.1%
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A	10/11/2021	11.60%	3,284,977	3,047,473	1.4%
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan C	10/11/2021	12.26%	344,463	344,291	0.2%
Path Medical, LLC	Healthcare & Pharmaceuticals	Warrants	1/9/2027		—	—	0.0%
Point.360	Services: Business	Senior Secured First Lien Term Loan	7/8/2020	8.10%	2,563,464	590,366	0.3%
Quantum Spatial, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan	9/5/2024	7.32%	5,000,000	5,000,000	2.3%
RateGain Technologies, Inc.	Services: Business	Unsecured Debt	7/31/2020		761,905	761,905	0.4%
RateGain Technologies, Inc.	Services: Business	Unsecured Debt	7/31/2021		761,905	761,905	0.4%
Redwood Services Group, LLC	Services: Business	Revolving Credit Facility	6/6/2023	8.12%	875,000	860,475	0.4%
Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt	8/31/2021	8.00%	850,000	850,000	0.4%
Seotowncenter, Inc.	Services: Business	Equity			—	1,236,301	0.6%
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan	9/1/2022	8.35%	4,820,605	4,775,291	2.2%
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Delayed Draw Term Loan	9/1/2022	8.51%	1,871,234	1,853,644	0.9%
SFP Holding, Inc.	Construction & Building	Equity			—	849,545	0.4%
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan	7/31/2020	10.26%	7,433,740	—	0.0%
SMART Financial Operations, LLC	Retail	Equity			—	532,000	0.2%
Stancor, Inc.	Services: Business	Equity			—	274,367	0.1%
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan	8/18/2025	11.04%	2,000,000	1,977,000	0.9%
TPG Plastics LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan	12/31/2019	15.00%	352,984	352,984	0.2%
TPG Plastics LLC	Chemicals, Plastics & Rubber	Unsecured Debt		10.00%	278,810	278,810	0.1%

Name of Portfolio Company	Sector	Security Owned by Us	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	% of Net Assets

TPG Plastics LLC	Chemicals, Plastics & Rubber	Equity			—	1,644,752	0.8%
URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan	5/2/2022	10.26%	18,905,403	18,905,403	8.7%
URT Acquisition Holdings Corporation	Services: Business	Preferred Equity		12.00%	6,552,890	4,914,667	2.3%
URT Acquisition Holdings Corporation	Services: Business	Equity			—	—	0.0%
US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan	6/17/2021	10.00%	6,670,000	6,670,000	3.1%
US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Equity			—	3,330,000	1.5%
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan	4/28/2023	13.10%	894,050	789,715	0.4%
Velocity Pooling Vehicle, LLC	Automotive	Equity			—	20,893	0.0%
Velocity Pooling Vehicle, LLC	Automotive	Warrants	3/30/2028		—	24,983	0.0%
Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan	9/26/2024	8.83%	3,611,900	3,611,900	1.7%
Walker Edison Furniture Company LLC	Consumer goods: Durable	Equity			—	2,557,657	1.2%
Watermill-QMC Midco, Inc.	Automotive	Equity			—	88,989	0.0%

(1)
All interest is payable in cash and/or PIK, and all London Interbank Offering Rate (“LIBOR”) represents 1 and 3 Month LIBOR unless otherwise indicated. For each debt investment, we have provided the current interest rate as of September 30, 2019.

As of September 30, 2019, our income-bearing investment portfolio, which represented 80.0% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 9.5%, and 85.2% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, while 14.8% of our income-bearing investment portfolio bore interest at fixed rates. As of September 30, 2019, the weighted average yield based upon cost of our total portfolio was approximately 5.2%. The weighted average yield of our total portfolio does not represent the total return to our stockholders. The weighted average yield on income producing investments is computed based upon a combination of the cash flows to date and the contractual interest payments, principal amortization and fee notes due at maturity without giving effect to closing fees received, base management fees, incentive fees or general fund related expenses. For each floating rate loan, the projected fixed-rate equivalent coupon rate used to forecast the interest cash flows was calculated by adding the interest rate spread specified in the relevant loan document to the fixed-rate equivalent floating rate, duration-matched to the specific loan, adjusted by the floating rate floor and/or cap in place on that loan.

Overview of Portfolio Companies

Set forth below is a brief description of the business of our portfolio companies as of September 30, 2019:

Portfolio Company	Brief Description of Portfolio Company

1888 Industrial Services, LLC
1888 Industrial Services, LLC (“1888”) provides field support services to oil and gas independent producers, drilling companies and midstream companies in the Denver-Julesburg Basin, with headquarters in the heart of the Wattenberg region in Greeley, CO. 1888 builds, repairs, modifies and maintains oil and gas production equipment, sites, wells and pipelines.

Access Media Holdings, LLC
Access Media Holdings, LLC (d/b/a Access Media 3, Inc.) headquartered in Oak Brook, IL, is a triple-play provider of digital satellite television, high speed internet and voice services to the residential multi-dwelling unit market in the United States.

Alpine SG, LLC
Alpine SG, LLC ("Alpine SG") is an aggregator of niche, vertically oriented software businesses. Each acquired business operates independently with oversight from the Alpine SG management team. The platform at close includes the following five companies: CSF, Aerialink, Minute Menu, Bill4Time, and Exym.

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

Avantor, Inc.	Avantor, Inc. is a global provider of products and services to the biopharma, healthcare, education & government, and advanced technologies & applied materials industries.
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

Black Angus Steakhouses, LLC	Black Angus Steakhouses, LLC, founded in 1964 and headquartered in Los Altos, CA, operates restaurants across six states including California, Arizona, Alaska, New Mexico, Washington, and Hawaii.
Caddo Investors Holdings 1 LLC	Caddo Investors Holdings 1 LLC (d/b/a TexMark Timber Treasury, L.P.), consists of ~1.1 million acres of high quality and relatively young timber lands located in East Texas.
Capstone Nutrition Development, LLC
Capstone Nutrition Development, LLC ("Capstone") which is headquartered in Ogden, UT is a pure-play developer and manufacturer in the nutrition industry. Since 1992, Capstone has been developing, producing, and packaging capsule, tablet, and powder products for a variety of customers in the United States and Internationally.

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
CT Technologies Intermediate Holdings, Inc.
CT Technologies Intermediate Holdings, Inc., founded in 1976 and located in Alpharetta, GA, is a provider of outsourced release-of-information services, which involves the interaction between healthcare providers, who possess protected medical information, and authorized requestors, who are entitled to receive that information for various commercial, legal, or personal purposes.

DataOnline Corp.
DataOnline Corp. ("DataOnline") is a global provider of M2M solutions specifically for the monitoring of both fixed and mobile remote industrial assets. DataOnline specializes in robust and reliable devices & sensors, remote data collection, global wireless communications & web-based applications.

Dermatologists of Southwestern Ohio, LLC	Dermatologists of Southwestern Ohio, LLC, headquartered in Dayton, OH, serves dermatology clinics throughout Ohio.
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

The Imagine Group, LLC
The Imagine Group, LLC, founded in 1988 and headquartered in Minneapolis, MN, is a provider of in-store marketing solutions in North America providing comprehensive in-store, point-of-purchase / point of sale marketing campaigns.

Impact Group, LLC	Impact Group, LLC is a Boise, Idaho based sales and marketing agency providing outsourced sales, marketing and merchandising services to consumer packaged goods manufacturers.
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

Kemmerer Operations, LLC	Kemmerer Operations, LLC, location in Wyoming, is a producer of high-value thermal coal and surface-mined coal.
L & S Plumbing Partnership, Ltd.
L & S Plumbing Partnership, Ltd., founded in 1984 and headquartered in Richardson, TX, is a provider of plumbing, electrical and HVAC installation services for new single family home development in Texas.

Portfolio Company	Brief Description of Portfolio Company

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

Point.360	Point.360, headquartered in Los Angeles, CA is a full-service content management company with several facilities strategically located throughout Los Angeles supporting all aspects of postproduction.
Quantum Spatial, Inc.
Quantum Spatial, Inc., founded in 1969 and headquartered in Sheboygan, Wisconsin, collects and analyzes geospatial data and imagery for a variety of terrain mapping use cases by commercial, state/regional and federal customers.

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

TPG Plastics LLC
TPG Plastics LLC ("TPG"), founded in 1997 and based in Willowbrook, IL, is a full-service manufacturer of blow molded plastic components and systems for a targeted set of growing applications and end markets. TPG operates two complementary businesses: a custom business serving original equipment manufacturer customers and a proprietary line of consumer products sold through retailers and distributors.

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

Walker Edison Furniture Company LLC
Walker Edison Furniture Company LLC ("Walker Edison") is an e-commerce furniture platform exclusively selling through the websites of top online retailers. Walker Edison operates a data-driven business model to sell a variety of home furnishings in the discount category including TV stands, bedroom furniture, chairs & tables, desks and other.

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

For the year ended September 30, 2019, the Company incurred net base management fees payable to MCC Advisors of $11.2 million and did not incur any incentive fees related to pre-incentive fee net investment income.

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

Annual Board Approval of the Investment Management Agreement

On November 29, 2018, our board of directors, at an in-person meeting, approved the renewal of the investment management agreement for an additional one-year term. Based on the information reviewed and the discussions held, our board of directors, including a majority of the independent directors, concluded that the investment management fees and terms are reasonable in relation to the services to be provided and approved the investment management agreement for a period of one additional year, which will expire on January 19, 2020. In making its determination, our board of directors took into account, among other things, its consideration and approval of the MCC Merger, consummation of which is subject to a number of conditions and approvals.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to this agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the years ended September 30, 2019, 2018 and 2017, we incurred $3.3 million, $3.6 million, and $3.8 million in administrator expenses, respectively.

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

The SBCA also instructs the SEC to issue rules or amendments to rules allowing BDCs to use the same securities offering and proxy rules that are available to operating companies, including, among other things, allowing BDCs to incorporate by reference in registration statements filed with the SEC and allow certain BDCs to file shelf registration statements that are automatically effective and take advantage of other benefits available to “well-known seasoned issuers” as defined in rules promulgated under the Securities Act. On March 20, 2019, the SEC proposed rule amendments to implement certain provisions of the SBCA; however, as of the date of this Annual Report on Form 10-K, the Company does not know if and when the proposed rules relating to this legislation will be implemented.

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

Temporary Investments

Pending investment in other types of “qualifying assets”, as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, certain diversification tests in order to qualify as a RIC for U.S. federal income tax purposes will typically require us to limit the amount we invest with any one counterparty.  Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Income inclusions from a QEF will be ‘‘good income’’ for purposes of the 90% Income Test provided that they are derived in connection with our business of investing in stocks and securities or the QEF distributes such income to us in the same taxable year in which the income is included in our income.

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

In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. Because the U.K. Parliament rejected former Prime Minister Theresa May’s proposed Brexit deal with the European Union and because current Prime Minister Boris Johnson is in discussions with the European Union on alternatives, there is increased uncertainty on the timing of Brexit. There is also continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries.

The Republican Party currently controls the executive branch and the Senate portion of the legislative branch of government, which we believe increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Reform Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the duration of the effects related to these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

In October 2019, the Federal Reserve decreased the federal funds rate, which was the third such interest rate decrease in 2019, to a range between 1.50% to 1.75%. Although the Federal Reserve elected not to raise the federal funds rate in October 2019, it had previously raised the federal funds rate nine times during the period between December 2015 and December 2018, and it may continue to raise the Federal Funds Rate in the future. Further, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Any continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. A failure by Congress to raise the debt limit to the extent necessary would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations. If the U.S. government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution, another federal government shutdown may result. Such a failure or the perceived risk of such a failure, consequently, could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

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

We have borrowed funds, including through the issuance of $77.8 million, $74.0 million, and $105.1 million in aggregate principal amount of 6.125% unsecured notes due March 30, 2023 (the "2023 Notes"), 6.50% unsecured notes due January 30, 2021 (the "2021 Notes" and together with the 2023 Notes, the "U.S. Notes"), and 6.55% Series A Notes due January 31, 2021 (the "Israeli 2021 Notes" and collectively with the U.S. Notes, the "Notes"), to leverage our capital structure, which is generally considered a speculative investment technique. In addition, although our Revolving Credit Facility has been terminated, we may replace the facility with another revolving or other credit facility. As a result:

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

•	any credit facility to which we became a party may be subject to periodic renewal by our lenders, whose continued participation cannot be guaranteed;

•	any credit facility to which we became a party may contain covenants restricting our operating flexibility;

•	we, and indirectly our stockholders, bear the cost of issuing and paying interest or dividends on such securities; and

•	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common shares.

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

For a discussion of the terms of the Notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources.”

As of September 30, 2019, the Company’s asset coverage was 184.2% after giving effect to leverage and therefore the Company’s asset coverage is below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders, including the payment of any dividend, and may not employ further leverage until the Company’s asset coverage is at least 200% after giving effect to such leverage.

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

Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain.

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

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the tax requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to maintain our tax treatment as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to raise cash from other sources, we may fail to qualify and maintain our tax treatment as a RIC and thus become subject to corporate-level U.S. federal income tax. See “Tax Matters - Taxation of the Company”.

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

When possible, we intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. As of September 30, 2019, the Company’s asset coverage was 184.2% after giving effect to leverage and therefore the Company’s asset coverage is below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. If we continue to use leverage to partially finance our investments, which we have increasingly done over the years, you will experience increased risks of investing in our securities. We issued the Notes and may issue other debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause our NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.

As of September 30, 2019, there was $257.0 million of outstanding Notes. The weighted average interest rate charged on our borrowings as of September 30, 2019 was 6.0% (exclusive of debt issuance costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on total assets of at least 4.3% as of September 30, 2019. If we are unable to meet the financial obligations under the Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on the outstanding Notes to be due and payable immediately. If we are unable to meet the financial obligations under any credit facility we enter into, the lenders thereunder would likely have a superior claim to our assets over our stockholders.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)
(net of expenses)

	(10)%	(5)%	0%	5%	10%
Corresponding net return to common stockholder	(29.6)%	(18.4)%	(7.2)%	4.1%	15.3%

(1)	Assumes $486.3 million in total assets, $257.0 million in debt outstanding, $216.4 million in net assets, and a weighted average interest rate of 6.0%. Actual interest payments may be different.

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

Our business and operations could be negatively affected because we have been named as a defendant in various securities class actions and derivative lawsuits and may be named in additional ones in the future, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. The Company is currently a defendant in the FrontFour Action and the New York Actions, and due to the potential volatility of our stock price, the significant nature of the Amended MCC Merger Agreement (and that it involves affiliated parties) and for a variety of other reasons, we may in the future become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism. See “Risks Relating to the Mergers - We have been named as a defendant in various securities class actions and derivative lawsuits and may be named in additional ones in the future, which has resulted in, and which may result in the future in, substantial costs and may delay or prevent the completion of the Mergers or the MDLY Merger, as applicable.”

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

As of September 30, 2019, approximately 6.0% of our portfolio at fair value is invested in energy-related businesses. A decline in oil and natural gas prices would adversely affect the credit quality of these investments. A decrease in credit quality would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect the Company's financial position and results of operations. Should the current decline in oil and natural gas prices persist, it is likely that the Company's energy-related portfolio companies' abilities to satisfy financial or operating covenants imposed by the Company or other lenders will be adversely affected, thereby negatively impacting the Company's financial condition and their ability to satisfy their debt service and other obligations to the Company.

Our portfolio companies may prepay loans, which prepayment may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.

Our loans to portfolio companies are prepayable at any time, and most of them at no premium to par. It is uncertain as to when each loan may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In the case of some of these loans, having the loan prepaid early may reduce the achievable yield for us below the stated yield to maturity contained herein if the capital returned cannot be invested in transactions with equal or greater expected yields.

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

We have the discretion to make any follow-on investments, subject to the availability of capital resources. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Our failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make such follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, because we are inhibited by compliance with BDC requirements or because we desire to maintain our RIC tax treatment. We also may be restricted from making follow-on investments in certain portfolio companies to the extent that affiliates of ours hold interests in such companies.

Our ability to invest in public companies may be limited in certain circumstances.

To maintain our tax treatment as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a market capitalization that is less than $250 million at the time of such investment. In addition, we may invest up to 30% of our portfolio in opportunistic investments which will be intended to diversify or complement the remainder of our portfolio and to enhance our returns to stockholders. These investments may include private equity investments, securities of public companies that are broadly traded and securities of non-U.S. companies. We expect that these public companies generally will have debt securities that are non-investment grade.

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

Our business requires a substantial amount of capital to operate and grow. We may acquire additional capital from the issuance of senior securities (including debt and preferred stock), the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations. As of September 30, 2019, the Company’s asset coverage was 184.2% after giving effect to leverage and therefore the Company’s asset coverage is below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders, including the payment of any dividend, and may not employ further leverage until the Company’s asset coverage is at least 200% after giving effect to such leverage.

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

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Regulation”. Our intent is that a substantial portion of the investments that we acquire will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to BDCs and possibly lose our tax treatment as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.

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

•
The asset diversification requirement is satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other acceptable securities, with those other securities limited, in respect of any one issuer, to an amount that does not exceed 5% of the value of its total assets and that does not represent more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to BDCs or RICs;

•	loss of our qualification as a RIC or BDC;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of MCC Advisors’ or any of its affiliates’ key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

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

The U.S. Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The U.S. Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the U.S. Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the U.S. Notes.

The U.S. Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The U.S. Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the U.S. Notes and the U.S. Notes are not required to be guaranteed by any subsidiary we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the U.S. Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the U.S. Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the U.S. Notes will be structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. Although our subsidiaries currently do not have any indebtedness outstanding, they may incur substantial indebtedness in the future, all of which would be structurally senior to the U.S. Notes.

The indenture under which the U.S. Notes were issued contains limited protection for holders of the U.S. Notes.

The indenture under which the U.S. Notes were issued offers limited protection to holders of the U.S. Notes. The terms of the indenture and the U.S. Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the U.S. Notes. In particular, the terms of the indenture and the U.S. Notes place no restrictions on our or our subsidiaries’ ability to:

•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the U.S. Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the U.S. Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the U.S. Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the U.S. Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. As of September 30, 2019, the Company’s asset coverage was 184.2% after giving effect to leverage and therefore the Company is prohibited from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities;

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the U.S. Notes, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. As of September 30, 2019, the Company’s asset coverage was 184.2% after giving effect to leverage and therefore the Company is prohibited from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock;

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

In addition, the indenture does not require us to offer to purchase the U.S. Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the U.S. Notes generally do not protect holders of the U.S. Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity other than as described under the indenture. Any changes, while unlikely, to the financial tests in the 1940 Act could affect the terms of the U.S. Notes.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the U.S. Notes may have important consequences for you as a holder of the U.S. Notes, including making it more difficult for us to satisfy our obligations with respect to the U.S. Notes or negatively affecting the trading value of the U.S. Notes. Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the U.S. Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the U.S. Notes.

An active trading market for the Notes may not develop or be sustained, which could limit the market price of the Notes or your ability to sell them.

Although the Notes are listed on the NYSE under the symbols “MCV,” in the case of the 2023 Notes, and “MCX,” in the case of the 2021 Notes, and listed on the Tel Aviv Stock Exchange (“TASE”) in the case of the Israeli 2021 Notes, we cannot provide any assurances that an active trading market will develop or be sustained for the Notes or that you will be able to sell your Notes. At various times, the Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market is not sustained, the liquidity and trading price for the Notes may be harmed.

We may be unable to meet our covenant obligations under the agreements governing certain of our debt instruments, which could adversely affect our business.

The agreements governing certain of our debt instruments impose certain financial and operating covenants that may restrict a portion of our business activities, including limitations that could hinder our ability to obtain additional financings and make distributions.  If we cannot meet these covenants, events of default would arise, which could result in payment of the applicable indebtedness being accelerated and may limit our ability to execute on our investment strategy and have a material adverse impact on our liquidity, financial condition and results of operations. For example, with regard to the Israeli 2021 Notes, as of September 30, 2019, we have net assets of $216.4 million and a maximum debt to total assets ratio of below 70%. Therefore, as of September 30, 2019, we were in compliance with the minimum net assets covenant under the Israeli 2021 Notes. However, if we experience realized losses or unrealized declines in the fair value of the Company’s portfolio investments, it is reasonably likely, absent injection of capital or waivers or an amendment to the covenants, that we could not satisfy the minimum net assets covenant under the Israeli 2021 Notes as early as the date we publish financial statements for the quarter ending December 31, 2019, which would be no later than February 21, 2020.  While there are no immediate consequences to breaching this financial covenant for a single period, if the Company reports net assets of less than $215 million for two consecutive quarters and does not obtain an extension of time, the holders of the Israel 2021 Notes can require that the Israeli 2021 Notes be accelerated. In that regard, if the Company’s net assets are below $215 million as of December 31, 2019, and the Company’s net assets remain below $215 million as of March 31, 2020, and the Company does not obtain an extension of time for compliance or an adequate waiver or amendment, then an event of default on the Israeli 2021 Notes will occur on the date that the Company publishes its quarterly report on Form 10-Q for the fiscal quarter ending March 31, 2020, which would be no later than May 11, 2020. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Secured Notes - Israeli 2021 Notes.”

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

RISKS RELATING TO THE MERGERS

On July 29, 2019, the Company entered into an amended and restated definitive agreement to merge with Sierra. Pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019, by and between the Company and Sierra (the “Amended MCC Merger Agreement”), the Company will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company (the “Combined Company”) in the merger (the “MCC Merger”). Pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019, by and among MDLY, Sierra and Merger Sub (the “Amended MDLY Merger Agreement”), MDLY will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the merger (the “MDLY Merger” together with the MCC Merger, the “Mergers”), and MDLY’s existing asset management business will continue to operate as a wholly owned subsidiary of the Combined Company. Pursuant to terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not conditioned upon the consummation of the MCC Merger. If the Mergers are or only the MDLY Merger is consummated, Sierra’s common stock will be listed on the NYSE under the symbol “SRA”, with such listing expected to be effective as of the closing date of the Mergers, or the MDLY Merger, as applicable. If the MCC Merger is also consummated, Sierra's common stock will be listed on the TASE, with such listing expected to be effective as of the closing date of the Mergers. Upon completion of both of the Mergers, the investment portfolios of the Company and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by its wholly controlled adviser subsidiary. If the MDLY Merger is consummated and the MCC Merger is not consummated, Sierra’s common stock would be listed on the NYSE (but not the TASE), and the investment portfolios of the Company and Sierra would not be combined. Set forth below are certain risks relating to the Mergers. For more information, please refer to our proxy statement on Schedule 14A that will be filed with the SEC on when available.

The completion of the Mergers is subject to several conditions, including, the receipt of SEC exemptive relief and, with respect to the MCC Merger, court approval of the Settlement. There can be no assurances when or if the Mergers will be completed.

Although the Company, Sierra and MDLY expect to complete the Mergers as early as the first quarter of 2020, there can be no assurances as to the exact timing of completion of the MCC Merger or the MDLY Merger, or that the Mergers will be completed at all. The completion of the Mergers is subject to numerous conditions, including, among others, the continued effectiveness of the Registration Statement on Form N-14; the approval of Sierra’s common stock (including the Settlement Shares (as defined in the Amended MCC Merger Agreement) and the shares of Sierra’s common stock to be issued in the Mergers) for listing on the NYSE; receipt of requisite approvals of each of our stockholders, Sierra’s stockholders, and MDLY’s stockholders; receipt of required regulatory approvals, including from the SEC (including necessary exemptive relief to consummate the Mergers); the settlement of the FrontFour Action in accordance with the Settlement; any necessary approvals under the Hart Scott Rodino Antitrust Improvements Act of 1976, amended, and, if applicable, state securities regulators; the SEC shall not have rescinded its confirmation that the equity of Merger Sub, as the successor to MDLY Merger, be treated as a portfolio investment of the Combined Company and reflected in the Combined Company’s consolidated financial statements at fair value for accounting purposes (i.e., not consolidated into the financial statements of the Combined Company); the relevant parties having taken all actions reasonably required in order to keep existing indebtedness outstanding following the Mergers; receipt of necessary consents relating to joint ventures between us and Sierra; receipt of a specified level of consents from third-party advisory clients of MDLY; with respect to the MCC Merger, satisfaction (or appropriate wavier) of the conditions to closing of the MDLY Merger; and other customary closing conditions. There is no assurance that any of the foregoing conditions will be satisfied.

The Company, Sierra and MDLY cannot assure their respective stockholders that the conditions required to complete the Mergers will be satisfied or waived on the anticipated schedule, or at all. If the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on the Company’s, Sierra’s, and MDLY’s financial condition, results of operations, assets or business. In addition, if the Mergers are not completed, the Company, Sierra, and MDLY will have incurred substantial expenses for which no ultimate benefit will have been received, and if the MDLY Merger is completed and the MCC Merger is not consummated, the Company will have incurred substantial expenses for which no ultimate benefit will have been received. See “If the Mergers do not close, we will not benefit from the expenses incurred in connection with the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. If the MDLY Merger closes and the MCC Merger does not close, we will not benefit from the expenses incurred in connection with the Amended MCC Merger Agreement.” Moreover, if either the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement is terminated under certain circumstances, the Company, Sierra or MDLY may be obligated to pay the other party to the applicable merger agreement a termination fee. See “Under certain circumstances, we may be obligated to pay a termination fee upon termination of the Amended MCC Merger Agreement.” Any decision that our stockholders, Sierra’s stockholders, and MDLY’s stockholders make should be made with the understanding that the completion of the Mergers may not happen as scheduled, or at all.

If the Mergers are completed, certain additional risks regarding the Combined Company following the Mergers may be presented.

Because the NAV of Sierra may change, our stockholders cannot be sure of the value of the stock portion of the merger consideration or, in the case of the eligible members of the Settlement Class (as defined in the Stipulation), the Settlement Shares, they will receive until the MCC Merger effective time.

Under the Amended MCC Merger Agreement, the MCC Merger Exchange Ratio is not subject to adjustment based on changes in the NAV of Sierra or the market price of our common stock before the MCC Merger effective time. In addition, under the Stipulation, the defendant parties to the Stipulation (other than MDLY) shall, among other things, deposit or cause to be deposited the Settlement Shares, the number of shares of which is to be calculated using the pro forma NAV reported in the subsequent proxy supplement describing the Amended MCC Merger Agreement, and is not subject to subsequent adjustment based on changes in the NAV of Sierra or the market price of our common stock before the MCC Merger effective time.
Accordingly, at the time of the stockholder meeting, our stockholders will not know or be able to calculate with certainty the value of the merger consideration they would receive upon the completion of the Mergers, and such value may vary materially from the value of the merger consideration determined as of the date the MCC Merger was announced, as of the date that this the subsequent proxy supplement describing the Amended MCC Merger Agreement is mailed to our stockholders, and as of the date of the special meeting of our stockholders. Any change in the NAV of Sierra prior to completion of the Mergers will affect the value (either positively or negatively) of the merger consideration to be paid by Sierra, and to be received by our stockholders upon the completion of the Mergers relative to the value of the merger consideration determined as of the date the respective Mergers were announced.

The value of the stock portion of the merger consideration that our stockholders will receive upon the completion of the Mergers may be affected, either positively or negatively, by the trading performance of Sierra’s common stock following the Mergers.

There is currently no public trading market for Sierra’s common stock and there is no way to predict with certainty how the shares of Sierra’s common stock, including the shares of Sierra’s common stock to be issued in the Mergers will trade following consummation of the Mergers. Any change in the trading price of Sierra’s common stock following completion of the Mergers will affect the value (either positively or negatively) of the stock portion of the merger consideration received by MCC Stockholders upon the completion of the Mergers. Stock price changes may result from a variety of factors, including, among other things:

•changes in the business, operations or prospects of the Combined Company;
•the financial condition of current or prospective portfolio companies of the Combined Company;
•interest rates or general market or economic conditions;
•the supply and demand for the Combined Company’s common stock; and
• market perception of the future profitability of the Combined Company.

These factors are generally beyond the control of the Company and Sierra prior to completion of the Mergers and, following completion of the Mergers, will generally be beyond the control of the Combined Company or. As noted above, there is currently no public trading market for Sierra’s common stock and there is no way to predict with certainty how the shares of Sierra’s common stock will trade following consummation of the Mergers. During the 12-month period ending September 30, 2019, the NAV per share of Sierra’s common stock varied from a low of $6.03 to a high of $6.72 and the closing price per share of our common stock varied from a low of $2.20 to a high of $3.95. However, the historical NAV per share of Sierra and the historic trading prices of our common stock are not necessarily indicative of future performance of Sierra’s common stock following the Mergers.

The inability of Sierra, the Company and/or MDLY to obtain certain third-party consents and approvals could delay or prevent the completion of the Mergers or the MDLY Merger, as applicable.

Pursuant to the Amended MCC Merger Agreement, each of Sierra’s and the Company’s obligations to complete the MCC Merger is conditioned upon, among other things, and in addition to the regulatory approvals described below (see “- There can be no assurances when or if the Mergers will be completed”), the prior receipt by Sierra or the Company, as applicable, of third party consents and approvals relating to the joint venture arrangements of Sierra and MCC. In addition, each of Sierra’s and the Company’s obligations to complete the MCC Merger is conditioned upon completion of the MDLY Merger, pursuant to the Amended MDLY Merger Agreement, having received written consents to the continuation, following the MDLY Merger effective time, of the advisory relationship with private funds and managed accounts representing 65% of MDLY’s total revenues from private funds and managed accounts for the 12-month period ended June 30, 2018. In addition to the foregoing mutual conditions for closing, Sierra and the Company must obtain all consents and approvals, and take all necessary steps, in order to keep their respective indebtedness outstanding following the MCC Merger effective time. Although Sierra and the Company expect that all such approvals and consents will be obtained and remain in effect and all conditions related to such consents will be satisfied, if they are not, the closing of the Mergers or the MDLY Merger, as applicable, could be significantly delayed, only the MDLY Merger may occur, or both Mergers may not occur at all.

Pursuant to the Amended MDLY Merger Agreement, each of Sierra’s and MDLY’s obligations to complete the MDLY Merger is conditioned upon, among other things, and in addition to the regulatory approvals described below (see the “- There can be no assurances when or if the Mergers will be completed”), prior receipt by MDLY of written consents to the continuation, following the MDLY Merger effective time, of the advisory relationship with private funds and managed accounts representing 65% of MDLY’s total revenues from private funds and managed accounts for the 12-month period ended June 30, 2018. In addition to the foregoing mutual conditions for closing, Sierra and MDLY must obtain all consents and approvals, and take all necessary steps, in order to keep their respective indebtedness outstanding following the MDLY Merger effective time. Although Sierra and MDLY expect that all such approvals and consents will be obtained and remain in effect and all conditions related to such consents will be satisfied, if they are not, the closing of the Mergers or the MDLY Merger, as applicable, could be significantly delayed, only the MDLY Merger may occur, or both Mergers may not occur at all.

The opinions obtained by our special committee from its financial advisors will not reflect changes in circumstances after the date of the opinion between signing of the Amended MCC Merger Agreement and the MCC Merger effective time.

Our special committee has not obtained updated opinions from its financial advisor and does not anticipate obtaining updated opinions prior to the MCC Merger effective time. Changes in the operations and prospects of the Company and Sierra, general market and economic conditions and other factors beyond the control of the Company or Sierra and on which our special committee’s financial advisors’ opinions were based may significantly alter the value of Sierra or the Company or the prices at which shares of our common stock or the NAV per share of Sierra’s common stock by the time the MCC Merger is completed. The opinion of such financial advisor speaks only to the date such opinion was rendered and do not speak as of the time the MCC Merger will be completed or as of any other date. Our special committee does not expect to obtain updated opinions from its financial advisor.

The MCC Merger consideration was the product of extensive negotiations among the special committees of the Company and Sierra and therefore may include business considerations beyond share price, NAV or other financial or valuation metrics relating to MCC and Sierra.

The Mergers were the product of extensive negotiations among the parties and each special committee considered a number of factors in determining to enter into the Amended MCC Merger Agreement. As a result, the terms of the Amended MCC Merger Agreement are not necessarily reflective of the share price, NAV or other financial or valuation metrics relating to Sierra, MCC, and MDLY at the time the merger agreements were entered into, and may reflect additional business considerations.

We have been named as a defendant in various securities class actions and derivative lawsuits and may be named in additional ones in the future, which has resulted in, and which may result in the future in, substantial costs and may delay or prevent the completion of the Mergers.

The Company is currently a defendant in the FrontFour Action and the New York Actions. For more information about such legal proceedings, see “Item 3. Legal Proceedings.” The Company may be a target of additional securities class actions and derivative lawsuits. Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the merger or seek monetary relief from such companies. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. The Company cannot predict the outcome of these lawsuits, or others, if any, nor can we predict the amount of time and expense that will be required to resolve any such litigation. An unfavorable resolution of any such litigation surrounding the Mergers could delay or prevent their consummation. In addition, the costs defending the litigation, even if resolved in our favor, could be substantial and such litigation could distract us from pursuing the consummation of the Mergers and other potentially beneficial business opportunities. It is a condition to the completion of the MCC Merger that the FrontFour Action be settled in accordance with the terms of the Settlement.

If the Mergers do not close, we will not benefit from the expenses incurred in connection with the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. If the MDLY Merger closes and the MCC Merger does not close, we will not benefit from the expenses incurred in connection with the Amended MCC Merger Agreement.

The Company has incurred, and will continue to incur, substantial expenses in connection with the Mergers. The Mergers may not be completed. If the Mergers are not completed we will have incurred substantial expenses for which no ultimate benefit will have been received. If only the MDLY Merger closes, the Company will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other costs and expenses, much of which will be incurred even if the Mergers are not completed. In addition, depending upon the circumstances surrounding termination of the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement, as applicable, we may be obligated to pay a termination fee to the other party to the applicable merger agreement. See “Under certain circumstances, we may be obligated to pay a termination fee upon termination of the Amended MCC Merger Agreement.”

Failure to complete the Mergers could negatively impact the business, financial results, and ability to pay dividends and distributions, if any or at its current level, to our stockholders, and negatively impact our stock prices.

If the Mergers are not completed, our ongoing business may be adversely affected.  We may experience negative reactions from the financial markets and from our creditors and customers if the anticipated benefits of the Mergers are not able to be realized.  Such anticipated benefits include, among others, the expected increase in distributions to the stockholders of the Combined Company, the benefits of the larger balance sheet of the Combined Company and potential for greater scale, the fee earning potential of Merger Sub’s asset management business, the enhanced market value of Sierra’s common stock following the completion of the Mergers upon listing on the NYSE and the TASE (in connection with the MCC Merger), and the benefits of operational efficiencies, cost savings, and synergies.  If the Mergers are not consummated, we cannot assure our stockholders that the risks described above will not negatively impact the business, financial results, and ability to pay dividends and distributions, if any or at its current level, to our stockholders, and negatively impact our stock prices.

Termination of the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement or failure to otherwise complete the Mergers could negatively impact us.

Termination of the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement or any failure to otherwise complete the Mergers may result in various consequences, including:

•
our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers;

•	the market price of our common stock may decline to the extent that the market price prior to termination reflects a market assumption that the Mergers will be completed;

•	we may not be able to find a party willing to pay an equivalent or more attractive price than the price Sierra has agreed to pay in the MCC Merger and the MDLY Merger, respectively; and

•	the payment of any termination fee, if required under the circumstances, could adversely affect our financial condition and liquidity.

Under certain circumstances, we may be obligated to pay a termination fee upon termination of the Amended MCC Merger Agreement.

The Amended MCC Merger Agreement provides for the payment by us or Sierra to the other party a termination fee of $6,000,000 in cash if the Amended MCC Merger Agreement is terminated by us or Sierra under certain circumstances.

The Amended MCC Merger Agreement limits our ability to actively pursue alternatives to the MCC Merger and to accept a superior proposal.

The Amended MCC Merger Agreement contains provisions that limit the Company’s ability to actively solicit, discuss or negotiate competing third-party proposals for strategic transactions following the end of the “go-shop” process conducted by our special committee. Although these provisions, which are customary for transactions of this type, allows us to engage in negotiations regarding, and to ultimately accept, a “MCC Merger Superior Proposal” (as such term is defined in the Amended MCC Merger Agreement), in certain circumstances, subject to the payment of a termination fee, such provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing a MCC Merger Superior Proposal to us, or might result in a potential competing acquiror proposing to pay a lower price to acquire us than it might otherwise have proposed to pay.

In certain circumstances, Sierra, the Company, and MDLY may waive one or more conditions to the Mergers or the MDLY Merger, as applicable, or amend the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement, without resoliciting stockholder approval.

Certain conditions to Sierra’s and the Company’s obligations to complete the MCC Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of Sierra and the Company. In addition, certain conditions to Sierra’s and MDLY’s obligations to complete the MDLY Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of Sierra and MDLY. In the event that any such waiver does not require resolicitation of stockholders, the parties to the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement will have the discretion to complete the MCC Merger and the MDLY Merger, respectively, without seeking further stockholder approval. However, certain conditions, such as the conditions requiring the approval of Sierra’s stockholders, our stockholders and MDLY’s stockholders, are required under applicable law or the applicable company’s charter documents and may not be waived.

The Amended MCC Merger Agreement and the Amended MDLY Merger Agreement may be amended by the respective parties at any time before or after receipt of approval of Sierra’s stockholders, approval of our stockholders, or the approval of MDLY’s stockholders, as the case may be; provided, however, that after receipt of the relevant stockholder approvals, there may not be any amendment of the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement that requires further approval under applicable law or its charter documents of the relevant stockholders without receipt of such further approvals.

In addition to the foregoing, waiver or amendment of the Amended MCC Merger Agreement requires the consent of MDLY to the extent such waiver or amendment would adversely affect the economic or other rights or interests of MDLY and the MDLY’s stockholders under the Amended MCC Merger Agreement in any material respect. Conversely, waiver or amendment of the Amended MDLY Merger Agreement requires the consent of the Company to the extent such waiver or amendment would adversely affect the economic or other rights or interests of the Company and our stockholders under the Amended MDLY Merger Agreement in any material respect.

Certain persons related to us have interests in the Mergers that differ from the interests of our stockholders.

Certain of our directors and executive officers of the Company have financial interests in the Mergers that are different from, or in addition to, the interests of our stockholders. Our special committee, comprised solely of the independent directors of our board, and, acting on the recommendation of our special committee, our board of directors were aware of and considered these interests, among other matters, in evaluating the Amended MCC Merger Agreement, including the MCC Merger, and in recommending to our stockholders to approve the adoption of the Amended MCC Merger Agreement.

We will be subject to business uncertainties and contractual restrictions while the Mergers are pending.

Uncertainty about the effect of the Mergers may have an adverse effect on us and, consequently, on the Combined Company, following completion of the Mergers. These uncertainties could cause those that deal with us to seek to change their existing business relationships with us. In addition, each of the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement restricts us from taking actions that it might otherwise consider to be in its respective best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Mergers.

The shares of Sierra’s common stock to be received by our stockholders as a result of the Mergers will have different rights associated with them than shares of our common stock currently held by them.

The rights associated with our common stock are different from the rights associated with Sierra’s common stock following the Mergers.

If the MDLY Merger is consummated and the MCC Merger is not consummated, the investment management agreement would be automatically terminated, which could have a material adverse effect on us.

If the MDLY Merger is consummated and the MCC Merger is not consummated, such change of control would result in an assignment under our investment management agreement. Our investment management agreement will automatically terminate in the event of its assignment. In that event, if our board of directors desires for MCC Advisors to continue to serve as the Company’s investment adviser, then our board of directors, including a majority of independent directors, and our stockholders would be required to approve a new investment management agreement by and between the Company and MCC Advisors, which could cause disruption in the Company's business and may adversely affect the Company's ability to successfully implement its business strategy. This process also could be costly and time consuming.

The MCC Merger and the MDLY Merger are conditioned on the Company, Sierra, MDLY and certain of its affiliates receiving exemptive relief from the SEC.

The MCC Merger and the MDLY Merger are conditioned on the Company, Sierra, MDLY, and certain of their affiliates, as applicable, receiving exemptive relief from the SEC from: (i) Sections 17(d) and 57(a)(1), (2), and (4) of the 1940 Act and Rule 17d-1 thereunder because the Mergers would involve a joint arrangement among two affiliated BDCs and their investment advisers and (ii) Sections 12(d)(3) and 60 of the 1940 Act because, in connection with the MDLY Merger, MDLY, a registered investment adviser, will be become a wholly owned subsidiary of the Combined Company or the Sierra/MDLY Company, as applicable. In addition, Sierra and certain of its affiliates are requesting exemptive relief from the SEC from Sections 23(a), 23(b), 23(c), and 63 and pursuant to Section 61(a)(3)(B) and Sections 57(a)(4) and 57(i) of the 1940 Act and Rule 17d-1 thereunder that would permit the Combined Company or the Sierra/MDLY Company, as applicable, to grant stock options, restricted stock, and restricted stock units in exchange for and in recognition of services by its directors, executive officers and employees. There can be no assurance if or when the Company, Sierra and MDLY will receive the exemptive relief.

Our stockholders could be subject to significant U.S. federal income tax liabilities if the MCC Merger fails to qualify as tax-free reorganizations for U.S. federal income tax purposes.

The completion of the MCC Merger is conditioned upon the receipt of the MCC Merger tax opinion from Eversheds Sutherland (US) LLP or other acceptable counsel, dated the closing date of the MCC Merger, substantially to the effect that the MCC Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code. The MCC Merger tax opinion is not binding on the IRS or a court, and does not preclude the IRS from asserting or adopting a contrary position. It is possible that the MCC Merger may fail to satisfy all of the requirements necessary to qualify as a tax-free reorganization. In this event, our stockholders could be subject to certain U.S. federal income tax consequences and, among others, the MCC Merger would result in the recognition of gain or loss to our stockholders in the amount equal to the difference between their tax basis in their shares of our common stock and the MCC Merger consideration for U.S. federal income tax purposes. Our stockholders would, in the event that the MCC Merger does not qualify as tax-free reorganizations, receive a new tax basis in the shares of Sierra’s common stock they receive (initially equal to the value of such shares at the time of the MCC Merger) for calculation of gain or loss upon their ultimate disposition and would start a new holding period for such shares.

The U.S. federal income tax consequences to our stockholders in the event that the MCC Merger fails to qualify as tax-free reorganizations are complex. Our stockholders are urged to consult their tax advisors regarding the U.S. federal income tax consequences that may be applicable to them in the event that the MCC Merger does not qualify as tax-free reorganizations for U.S. federal income tax purposes.
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

On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., Medley Capital Corporation, Medley Management Inc., Sierra Income Corporation, and Sierra Management, Inc. The complaints in each of the New York Actions allege that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into Sierra, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts are sought. On February 27, 2019, the Court entered a stipulated scheduling order requiring that defendants respond to the complaints 45 days following the later of (a) the stockholder vote on the proposed merger and (b) plaintiffs’ filing of a consolidated, amended complaint. A preliminary conference is scheduled to take place on December 17, 2019. The defendants believe the claims asserted in the New York Actions are without merit and they intend to defend these lawsuits vigorously. At this time, we are unable to determine whether an unfavorable outcome from these matters is probable or remote or to estimate the amount or range of potential loss, if any.

On February 11, 2019, a purported stockholder class action was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, “FrontFour”), captioned as FrontFour Capital Group LLC, et al. v. Brook Taube, et al., Case No. 2019-0100 (the “FrontFour Action”) against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, Sierra, the Company, MCC Advisors, Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to the Company’s stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC stockholders on the proposed merger and enjoin enforcement of certain provisions of the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and Sierra (the “MCC Merger Agreement”). The Court held a trial on the plaintiffs’ claims on March 6-7, 2019 and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Court denied the plaintiffs' requests to (i) permanently enjoin the proposed merger and (ii) require the Company to conduct a “shopping process” for the Company on terms proposed by the plaintiffs in their complaint. The Court held that the Company’s directors breached their fiduciary duties in entering into the proposed merger, but rejected the plaintiffs' claim that Sierra aided and abetted those breaches of fiduciary duties. The Court ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of the Company’s stockholders on the proposed merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information. On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Court of Chancery of the State of Delaware, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of the Company in connection with the vote of the Company’s stockholders on the proposed mergers. On April 8, 2019, the Court granted a stipulation consolidating the FrontFour Action and the Altman Action, designating the amended complaint in the FrontFour Action as the operative complaint, and designating the plaintiffs in the FrontFour Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On April 15, 2019, certain parties reached agreement on the principal terms of a settlement of the FrontFour Action, which were contained in a term sheet, dated April 15, 2019 (the “Settlement Term Sheet”). On July 29, 2019, MCC entered into a Stipulation of Settlement (and, as amended on August 8, 2019, the “Stipulation”) by and among the Company, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, MCC Advisors, Medley LLC and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of the Company, on the other hand, in connection with the FrontFour Action.

The Stipulation provides for the settlement of all claims brought against the Medley Parties in the FrontFour Action. Under the Stipulation, the Company agreed to seek the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”), which have been reflected in the amended and restated Merger Agreements annexed to the Stipulation. The Stipulation also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma net asset value reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Settlement Class (as defined in the Stipulation). Under the Stipulation, MDLY also consented to certain amendments to the Merger Agreements that have been reflected in the amended and restated Merger Agreements annexed to the Stipulation. In addition, in connection with the Stipulation, on July 29, 2019, the Company entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement.

The Stipulation also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the FrontFour Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the FrontFour Action and all claims that were or could have been asserted (other than claims against the Highland Parties, as defined in the Stipulation) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Settlement Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.

The Stipulation further provides that the Company and FrontFour shall work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision.

The Stipulation is subject to the approval of the Court. On September 26, 2019, FrontFour filed a motion seeking an order approving the Stipulation, and also moved for the Court to award plaintiffs’ counsel attorneys’ fees in the amount of $22 million and expenses in the amount of $420,334.97 (the “Fee Application”). The Court held a hearing to consider the Stipulation and the Fee Application on October 24, 2019.

On November 19, 2019, the Court issued a bench ruling approving the Stipulation. The Court also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and (ii) an award in an amount equal to 26% of the nominal value of the settlement fund, grossed up to include the amount of the lead plaintiffs’ counsel’s attorney’s fees, and excluding the portion of the fees borne by the class under the Amended MCC Merger Agreement, as well as an award of $100,000 relating to the composition of the board of directors of the post-Merger company (the “Contingent Fee Award” and, together with the Therapeutics Fee Award, the “Fee Awards”). The parties disagreed as to how to apply the formula that the Court indicated will be used to calculate the Contingent Fee Award. Accordingly, the parties submitted different forms of the proposed form of order and final judgment, as applicable, for review and entry by the Court, together with letter briefs setting forth their respective interpretations of the Court’s November 19, 2019 bench ruling. The Plaintiff contends that the amount of the Contingent Fee Award is fixed at $14,540,888. Defendants contend that the amount will be less than $14,540,888, but the actual amount cannot be determined prior to closing. The Therapeutics Fee Award will be payable within five (5) business days of the entry of an order and judgment by the Court. The Contingent Fee Award is contingent upon the closing of the MCC Merger, and will be due within five (5) business days of the closing of the MCC Merger and establishment of the Settlement Fund. The Fee Awards will be paid by MCC or its successor.

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

On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense. All proceedings in the Derivative Action were stayed as a result of the chapter 11 bankruptcy proceedings of MVF, which were commenced on May 16, 2018. On August 29, 2016, however, despite the automatic stay of the MVF Bankruptcy, the Plaintiff filed an amended complaint seeking to restyle the derivative action into a direct action to circumvent the MVF bankruptcy’s automatic stay. To date, the California Superior Court has not proceeded with the amended complaint. MVF recently stipulated to relief from the automatic stay on July 19, 2019, which relief was approved by the bankruptcy court on August 30, 2019, allowing the litigation to proceed.

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

As of September 30, 2019, we had 11 stockholders of record.

Sales of Unregistered Securities

During the year ended September 30, 2019, we did not issue any shares of common stock under our dividend reinvestment plan.

The Company had a share repurchase program from February 5, 2015 to December 31, 2017. Under the share repurchase program, the Company repurchased an aggregate of 4,259,073 shares of common stock at an average price of $8.00 per share with a total cost of approximately $34.1 million, and the Company's net asset value per share was increased by approximately $0.23 as a result of the share repurchases. We did not repurchase any shares during the year ended September 30, 2019.

Stock Performance Graph

This graph compares the stockholder return on our common stock from January 20, 2011 (IPO) to September 30, 2019 with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index. This graph assumes that on January 20, 2011, $100 was invested in our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect.
The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$250
$230
$210
$190
$170
$150
$130
$110
$90
$70
Jan-11
Mar-11
Jun-11
Sep-11
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
MCC
S&P 500
Russell 2000 Financial Services

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following selected financial and other data for the years ended September 30, 2019, 2018, 2017, 2016, and 2015 (dollars in thousands, except per share amounts) is derived from the audited consolidated financial statements for such years, and included in Part II, Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	For the years ended September 30,
	2019	2018	2017	2016	2015
Statement of Operations data:
Total investment income	$46,299	66,820	96,256	120,749	149,196
Base management fees	11,190	14,724	17,773	19,470	22,450
Incentive fees	—	—	896	11,492	18,234
All other expenses	55,976	40,072	41,309	39,843	35,576
Management fee waiver	—	(380)	(48)	(143)	—
Incentive fee waiver	—	—	(44)	(3,504)	—
Net investment income/(loss)	(20,867)	12,404	36,370	53,591	72,936
Net realized gain/(loss) on investments	(112,173)	(89,221)	(73,086)	(39,383)	(60,910)
Net unrealized appreciation/(depreciation) on investments	38,498	(32,194)	21,644	(42,257)	(26,723)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	474	1,092	87	(61)
Loss on extinguishment of debt	(2,033)	(2,387)	(1,097)	—	—
Net increase/(decrease) in net assets resulting from operations	(96,575)	(110,924)	(15,077)	(27,962)	(14,758)
Per share data:
Net asset value per common share at year end	$3.97	5.90	8.45	9.49	11.00
Market price at year end	2.59	3.82	5.97	7.63	7.44
Net investment income	(0.38)	0.23	0.67	0.97	1.27
Net realized and unrealized loss on investments	(1.35)	(2.23)	(0.94)	(1.47)	(1.52)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	0.01	0.02	—	(0.01)
Loss on extinguishment of debt	(0.04)	(0.04)	(0.20)	—	—
Net increase/(decrease) in net assets resulting from operations	(1.77)	(2.04)	(0.28)	(0.50)	(0.26)
Dividends paid	0.15	0.52	0.76	1.12	1.27
Statement of Assets and Liabilities data:
Total investments at fair value	$396,889	655,430	836,991	914,184	1,216,092
Cash and cash equivalents	68,245	75,666	108,572	104,485	15,714
Other assets(2)	21,133	10,500	13,997	12,211	12,276
Total assets	486,267	741,596	959,560	1,030,880	1,244,082
Total liabilities	269,834	420,417	499,131	513,961	624,162
Total net assets	216,433	321,179	460,429	516,919	619,920
Other data:
Weighted average annual yield on debt investments(1)	9.5%	9.9%	10.8%	11.8%	12.3%
Total return based on market value(3)	(29.91)%	(27.82)%	(12.73)%	19.37%	(27.56)%
Total return based on net asset value(4)	(29.47)%	(21.29)%	(0.68)%	0.42%	1.76%
Number of investments at year end	51	67	64	58	72

(1)	The weighted average yield is based upon original cost on our income bearing debt investments.

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

This annual report on Form 10-K also includes “forward-looking” statements regarding the proposed transactions. Because forward-looking statements, such as the date that the parties expect the proposed transactions to be completed and the expectation that the proposed transactions will provide improved liquidity for Sierra, the Company, and MDLY’s stockholders and will be accretive to net investment income for both Sierra and the Company, include risks and uncertainties, actual results may differ materially from those expressed or implied and include, but are not limited to, those discussed in each of Sierra’s, the Company’s and MDLY’s filings with the SEC, and (i) the satisfaction or waiver of closing conditions relating to the proposed transactions described herein, including, but not limited to, the requisite approvals of the stockholders of each of Sierra, the Company, and MDLY; Sierra successfully taking all actions reasonably required with respect to certain outstanding indebtedness of the Company and MDLY to prevent any material adverse effect relating thereto; certain required approvals of the SEC (including necessary exemptive relief to consummate the merger transactions), approval by the Court of Chancery of the State of Delaware of the Stipulation of Settlement in connection with the consolidated actions under caption of In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM, the necessary consents of certain third-party advisory clients of MDLY; and any applicable waiting period (and any extension thereof) applicable to the transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have expired or been terminated; (ii) the parties’ ability to successfully consummate the proposed transactions, and the timing thereof; and (iii) the possibility that competing offers or acquisition proposals related to the proposed transactions will be made and, if made, could be successful. Additional risks and uncertainties specific to Sierra, the Company and MDLY include, but are not limited to, (i) the costs and expenses that Sierra, the Company and MDLY have, and may incur, in connection with the proposed transactions (whether or not they are consummated); (ii) the impact that any litigation relating to the proposed transactions may have on any of Sierra, the Company and MDLY; (iii) that projections with respect to distributions may prove to be incorrect; (iv) Sierra’s ability to invest its portfolio of cash in a timely manner following the closing of the proposed transactions; (v) the market performance of the combined portfolio; (vi) the ability of portfolio companies to pay interest and principal in the future; (vii) the ability of MDLY to grow its fee earning assets under management; (viii) whether Sierra, as the surviving company, will trade with more volume and perform better than the Company and MDLY prior to the proposed transactions;  and (ix) negative effects of entering into the proposed transactions on the trading volume and market price of the Company’s or MDLY’s common stock. There can be no assurance of the level of any distributions to be paid, if any, following consummation of the proposed transactions.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this annual report on Form 10-K.

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

Agreements and Plan of Mergers

On August 9, 2018, the Company entered into a definitive agreement to merge with Sierra Income Corporation (“Sierra”). Pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between the Company and Sierra (the “MCC Merger Agreement”), the Company would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving entity (the “Combined Company”) in the merger (the “MCC Merger”). Under the MCC Merger, each share of our common stock issued and outstanding immediately prior to the MCC Merger effective time (other than shares of our common stock held by the Company, Sierra or their respective wholly owned subsidiaries) would be converted into the right to receive 0.8050 shares of the Sierra’s common stock. Simultaneously, pursuant to the Agreement and Plan of Merger (the “MDLY Merger Agreement”), dated as of August 9, 2018, by and among Medley Management Inc. (“MDLY”), Sierra, and Sierra Management, Inc., a newly formed Delaware corporation and a wholly owned subsidiary of Sierra (“Merger Sub”), MDLY would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the Merger (the “MDLY Merger” together with the MCC Merger, the “Mergers”), and MDLY’s existing asset management business would continue to operate as a wholly owned subsidiary of the Combined Company. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries) would be converted into the right to receive (i) 0.3836 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders would have the right to receive certain dividends and/or other payments.

On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger. In the MCC Merger, each share of the Company’s common stock (other than shares of the Company’s common stock held by the Company, Sierra or their respective wholly owned subsidiaries) will be exchanged for the right to receive (i) 0.68 shares of Sierra’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the FrontFour Action, as described below (such fees and expenses, the “Plaintiff Attorney Fees”), are less than or equal to $10,000,000; (ii) 0.66 shares of Sierra’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of Sierra’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of Sierra’s common stock in the event that the Plaintiff Attorney Fees are not determined prior to the closing of the MCC Merger (such ratio, the “MCC Merger Exchange Ratio”).

In addition, on July 29, 2019, Sierra and MDLY announced the execution of the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among MDLY, Sierra, and Merger Sub, pursuant to which MDLY will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a Medley LLC unitholder, will be exchanged for (i) 0.2668 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY Class A common stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by Medley LLC unitholders will be exchanged for (i) 0.2072 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.66 per share.

Pursuant to terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If both Mergers are successfully consummated, Sierra’s common stock would be listed on the NYSE, with such listing expected to be effective as of the closing date of the Mergers, and Sierra’s common stock will be listed on the Tel Aviv Stock Exchange (“TASE”), with such listing expected to be effective as of the closing date of the MCC Merger. If, however, only the MDLY Merger is consummated, Sierra’s common stock would be listed on the NYSE. If both Mergers are successfully consummated, the investment portfolios of MCC and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary. If only the MDLY Merger is consummated, the investment portfolios of MCC and Sierra would not be combined; however, the investment management function relating to the operation of Sierra, as the surviving company, would still be internalized (the “Sierra/MDLY Company”) and the Sierra/MDLY Company would be managed by MCC Advisors. The Mergers are subject to approval by the stockholders of the Company, Sierra, and MDLY, regulators, including the SEC, court approval of the Stipulation (as described below), other customary closing conditions and third-party consents. There is no assurance that any of the foregoing conditions will be satisfied.

On February 11, 2019, a purported stockholder class action was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, “FrontFour”), captioned as FrontFour Capital Group LLC, et al. v. Brook Taube, et al., Case No. 2019-0100 (the “FrontFour Action”) against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, Sierra, the Company, MCC Advisors, Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to the Company’s stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC stockholders on the proposed merger and enjoin enforcement of certain provisions of the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and Sierra (the “MCC Merger Agreement”). The Court held a trial on the plaintiffs’ claims on March 6-7, 2019 and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Court denied the plaintiffs’ requests to (i) permanently enjoin the proposed merger and (ii) require the Company to conduct a “shopping process” for the Company on terms proposed by the plaintiffs in their complaint. The Court held that the Company’s directors breached their fiduciary duties in entering into the proposed merger, but rejected the plaintiffs’ claim that Sierra aided and abetted those breaches of fiduciary duties. The Court ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of the Company’s stockholders on the proposed merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information. On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Court of Chancery of the State of Delaware, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of the Company in connection with the vote of the Company’s stockholders on the proposed mergers. On April 8, 2019, the Court granted a stipulation consolidating the FrontFour Action and the Altman Action, designating the amended complaint in the FrontFour Action as the operative complaint, and designating the plaintiffs in the FrontFour Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On April 15, 2019, certain parties reached agreement on the principal terms of a settlement of the FrontFour Action, which were contained in a term sheet, dated April 15, 2019 (the “Settlement Term Sheet”). On July 29, 2019, MCC entered into a Stipulation of Settlement (and, as amended on August 8, 2019, the “Stipulation”) by and among the Company, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, MCC Advisors, Medley LLC, and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of the Company, on the other hand, in connection with the FrontFour Action.

The Stipulation provides for the settlement of all claims brought against the Medley Parties in the FrontFour Action. Under the Stipulation, the Company agreed to seek the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”), which have been reflected in the amended and restated Merger Agreements annexed to the Stipulation. The Stipulation also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma net asset value reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Settlement Class (as defined in the Stipulation). Under the Stipulation, MDLY also consented to certain amendments to the Merger Agreements that have been reflected in the amended and restated Merger Agreements annexed to the Stipulation. In addition, in connection with the Stipulation, on July 29, 2019, the Company entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement.

The Stipulation also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the FrontFour Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the FrontFour Action and all claims that were or could have been asserted (other than claims against the Highland Parties, as defined in the Stipulation) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Settlement Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.

The Stipulation further provides that the Company and FrontFour shall work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision.

The Stipulation is subject to the approval of the Court. On September 26, 2019, FrontFour filed a motion seeking an order approving the Stipulation, and also moved for the Court to award plaintiffs’ counsel attorneys’ fees in the amount of $22 million and expenses in the amount of $420,334.97 (the “Fee Application”). The Court held a hearing to consider the Stipulation and the Fee Application on October 24, 2019.

On November 19, 2019, the Court issued a bench ruling approving the Stipulation. The Court also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and (ii) an award in an amount equal to 26% of the nominal value of the settlement fund, grossed up to include the amount of the lead plaintiffs’ counsel’s attorney’s fees, and excluding the portion of the fees borne by the class under the Amended MCC Merger Agreement, as well as an award of $100,000 relating to the composition of the board of directors of the post-Merger company (the “Contingent Fee Award” and, together with the Therapeutics Fee Award, the “Fee Awards”). The parties disagreed as to how to apply the formula that the Court indicated will be used to calculate the Contingent Fee Award. Accordingly, the parties submitted different forms of the proposed form of order and final judgment, as applicable, for review and entry by the Court, together with letter briefs setting forth their respective interpretations of the Court’s November 19, 2019 bench ruling. The Plaintiff contends that the amount of the Contingent Fee Award is fixed at $14,540,888. Defendants contend that the amount will be less than $14,540,888, but the actual amount cannot be determined prior to closing. The Therapeutics Fee Award will be payable within five (5) business days of the entry of an order and judgment by the Court. The Contingent Fee Award is contingent upon the closing of the MCC Merger, and will be due within five (5) business days of the closing of the MCC Merger and establishment of the Settlement Fund. The Fee Awards will be paid by MCC or its successor.

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

Portfolio and Investment Activity

As of September 30, 2019 and 2018, our portfolio had a fair market value of approximately $396.9 million and $655.4 million, respectively. The following table summarizes our portfolio and investment activity during the fiscal years ended September 30, 2019 and 2018 (dollars in thousands):

	For the years ended September 30
	2019	2018
Investments made in new portfolio companies	$6,326	$149,002
Investments made in existing portfolio companies	60,101	47,352
Aggregate amount in exits and repayments	(259,940)	(267,502)
Net investment activity	$(193,513)	$(71,148)

Portfolio Companies, at beginning of year	67	64
Number of new portfolio companies	4	15
Number of exited portfolio companies	(20)	(12)
Portfolio companies, at end of year	51	67

Number of investments in existing portfolio companies	22	17

The following table summarizes the amortized cost and the fair value of our average portfolio company investment, including the equity investment in the MCC Senior Loan Strategy JV I LLC (“MCC JV”), and largest portfolio company investment, excluding the equity investment in the MCC JV, as of September 30, 2019 and 2018 (dollars in thousands):

	September 30, 2019		September 30, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company investment	$9,170	$7,782	$11,413	$9,783
Largest portfolio company investment	20,151	20,151	31,469	31,469

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2019 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$243,342	52.0%	$192,770	48.6%
Senior Secured Second Lien Term Loans	39,089	8.4	36,508	9.2
Senior Secured First Lien Notes	—	—	—	—
Unsecured Debt	2,653	0.6	2,653	0.7
MCC Senior Loan Strategy JV I LLC	78,575	16.8	69,949	17.6
Equity/Warrants	103,989	22.2	95,009	23.9
Total	$467,648	100.0%	$396,889	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2018 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$475,801	62.2%	$395,015	60.3%
Senior Secured Second Lien Term Loans	49,162	6.4	48,890	7.5
Senior Secured First Lien Notes	20,000	2.6	19,268	2.9
Unsecured Debt	26,108	3.4	3,381	0.5
MCC Senior Loan Strategy JV I LLC	78,575	10.3	78,371	11.9
Equity/Warrants	115,040	15.1	110,505	16.9
Total	$764,686	100.0%	$655,430	100.0%

As of September 30, 2019, our income-bearing investment portfolio, which represented 80.0% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 9.5%, and 85.2% of our income-bearing investment portfolio bore interest based on floating rates, such as the London Interbank Offering Rate (“LIBOR”), while 14.8% of our income-bearing investment portfolio bore interest at fixed rates. As of September 30, 2019, the weighted average yield based upon cost of our total portfolio was approximately 5.2%. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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
Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2019 and 2018 (dollars in thousands):

	September 30, 2019		September 30, 2018
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$105,231	26.5%	$50,245	7.7%
2	146,053	36.8	448,240	68.4
3	123,253	31.1	106,236	16.2
4	4,915	1.2	503	0.1
5	17,437	4.4	50,206	7.6
Total	$396,889	100.0%	$655,430	100.0%

Results of Operations

Operating results for the years ended September 30, 2019, 2018, and 2017 are as follows (dollars in thousands):

	For the years ended September 30
	2019	2018	2017
Total investment income/(loss)	$46,299	$66,820	$96,256
Total expenses, net	67,166	54,258	59,619
Net investment income before excise taxes	(20,867)	12,562	36,637
Excise tax expense	—	(158)	(267)
Net investment income	(20,867)	12,404	36,370
Net realized gains/(losses) from investments	(112,173)	(89,221)	(73,086)
Net unrealized appreciation/(depreciation) on investments	38,498	(32,194)	21,644
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	474	1,092
Loss on extinguishment of debt	(2,033)	(2,387)	(1,097)
Net increase in net assets resulting from operations	$(96,575)	$(110,924)	$(15,077)

Investment Income

For the year ended September 30, 2019, investment income totaled $46.3 million, of which $44.0 million was attributable to portfolio interest and dividend income, and $2.3 million to fee income.

For the year ended September 30, 2018, investment income totaled $66.8 million, of which $62.3 million was attributable to portfolio interest and dividend income, and $4.5 million to fee income.

For the year ended September 30, 2017, investment income totaled $96.3 million, of which $89.7 million was attributable to portfolio interest and dividend income, and $6.6 million to fee income.

Operating Expenses

Operating expenses for the years ended September 30, 2019, 2018, and 2017 are as follows (dollars in thousands):

	For the years ended September 30
	2019	2018	2017
Base management fees	$11,190	$14,724	$17,773
Incentive fees	—	—	896
Interest and financing expenses	24,049	27,918	31,403
Professional fees	19,323	4,430	2,192
General and administrative	7,399	2,171	2,555
Administrator expenses	3,324	3,582	3,848
Directors fees	1,258	1,271	647
Insurance	623	542	397
Expenses before management and incentive fee waivers	67,166	54,638	59,711
Management fee waiver	—	(380)	(48)
Incentive fee waiver	—	—	(44)
Expenses, net of management and incentive fee waivers	$67,166	$54,258	$59,619

For the year ended September 30, 2019, total operating expenses before management and incentive fee waivers increased by $12.5 million, or 22.9%, compared to the year ended September 30, 2018.

For the year ended September 30, 2018, total operating expenses before management and incentive fee waivers decreased by $5.1 million, or 8.5%, compared to the year ended September 30, 2017.

Interest and Financing Expenses

Interest and financing expenses for the year ended September 30, 2019 decreased by $3.9 million, or 13.9%, compared to the year ended September 30, 2018. The decrease in interest and financing expenses was primarily due to the $102.0 million repayment of the Senior Secured Term Loan Credit Facility (the “Term Loan Facility”) on January 31, 2018, the voluntary satisfaction and termination of the Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”) on September 28, 2018, the redemption of $12.0 million of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes”), and the voluntary repayment of $135.0 million SBA-guaranteed debentures (the “SBA Debentures”), which the Company repaid between March 28, 2019 and May 10, 2019, partially offset by interest payments on the 6.55% Series A Notes due January 31, 2021 (the “Israeli 2021 Notes”).

Interest and financing expenses for the year ended September 30, 2018 decreased by $3.5 million, or 11.1%, compared to the year ended September 30, 2017. The decrease in interest and financing expenses was primarily due to the $102.0 million repayment of the Senior Secured Term Loan Credit Facility

(the “Term Loan Facility”), the reduction of the Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”) commitment to $150.0 million from $200.0 million, the repayment of the 7.125% unsecured notes (the “2019 Notes”) in February 2017, the redemption of $13.0 million of the 2023 Notes, and the $15.0 million repayment of the SBA-guaranteed debentures (the “SBA Debentures”), partially offset by an increase in LIBOR rates and the pricing of the Israeli 2021 Notes.

Base Management Fees and Incentive Fees

Base management fees for the year ended September 30, 2019 decreased by $3.5 million, or 24.0%, compared to the year ended September 30, 2018 due to the decline in our gross assets during the period.

Base management fees for the year ended September 30, 2018 decreased by $3.0 million, or 17.2%, compared to the year ended September 30, 2017 due to the decline in our gross assets during the period. Incentives fees for the year ended September 30, 2018 decreased by $0.9 million, or 100%, compared to the year ended September 30, 2017 due to the decrease in pre-incentive fee net investment income.

Professional Fees and Other General and Administrative Expenses

Professional fees and general and administrative expenses for the year ended September 30, 2019 increased by $19.9 million, or 166.1%, compared to the year ended September 30, 2018 primarily due to an increase in legal expenses, general and administrative expenses, insurance expenses, and audit expenses in connection with the Mergers, offset by a decrease in administrator expenses and valuation expenses.

Professional fees and general and administrative expenses for the year ended September 30, 2018 increased by $2.4 million, or 24.4%, compared to the year ended September 30, 2017 primarily due to an increase in legal expenses, directors expenses, insurance expenses, and audit expenses, in connection with the Mergers, partially offset by a decrease in general administrative expenses, administrator expenses, and valuation expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the year ended September 30, 2019, we recognized $112.2 million of realized losses on our portfolio investments. The realized losses were primarily due to the non-cash restructuring transactions of two investments, the sale of two investments and the write-off of two investments, partially offset by a realized gain resulting from exercising warrants and converting junior preferred equity in one portfolio company into common shares of a new portfolio company.

During the year ended September 30, 2018, we recognized $89.2 million of realized losses on our portfolio investments. The realized losses were primarily due to the non-cash restructuring transactions of three investments, as well as the sale of one investment.

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

During the year ended September 30, 2019, the Company recognized a net loss on extinguishment of debt of $2.0 million, which was primarily due to a loss on extinguishment of debt of $1.8 million from the pre-payment of $135.0 million of SBA Debentures in connection with SBIC LP's surrender of its SBIC license and a $0.2 million loss on extinguishment of debt from the $12.0 million partial redemption of the 2023 Notes.

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

For the year ended September 30, 2019, we had $38.5 million of net unrealized appreciation on investments. The net unrealized appreciation comprised of $59.6 million of net unrealized depreciation on investments offset by $98.1 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized or written-off during the year.

For the year ended September 30, 2018, we had $32.2 million of net unrealized depreciation on investments. The net unrealized depreciation comprised of $72.1 million of net unrealized depreciation on investments offset by $39.9 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized or written-off during the year.

For the year ended September 30, 2017, we had $21.6 million of net unrealized appreciation on investments. The net unrealized appreciation comprised of $39.8 million of net unrealized depreciation on investments offset by $61.4 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized or written-off during the year.

Provision for Deferred Taxes on Unrealized Depreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the year ended September 30, 2019, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments. For the years ended September 30, 2018 and 2017, the change in provision for deferred taxes on the unrealized depreciation on investments was $0.5 million and $1.1 million, respectively.

Changes in Net Assets from Operations

For the year ended September 30, 2019, we recorded a net decrease in net assets resulting from operations of $96.6 million compared to a net decrease in net assets resulting from operations of $110.9 million for the year ended September 30, 2018, and a net decrease in net assets resulting from operations of $15.1 million for the year ended September 30, 2017 as a result of the factors discussed above. Based on 54,474,211 weighted average common shares outstanding for the years ended September 30, 2019, 2018, and 2017, our per share net decrease in net assets resulting from operations was $1.77, $2.04 and $0.28 for the years ended September 30, 2019, 2018, and 2017, respectively.

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

As of September 30, 2019, we had $84.3 million in cash and cash equivalents, of which $16.0 million was restricted, as it was in transit towards repaying principal and interest on the Israeli 2021 Notes.

In order to maintain our RIC tax treatment under the Code, we intend to distribute to our stockholders substantially all of our taxable income, but we may also elect to periodically spill over certain excess undistributed taxable income from one tax year into the next tax year. In addition, as a BDC, for each taxable year we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met). This requirement limits the amount that we may borrow. As of September 30, 2019, the Company’s asset coverage was 184.2% after giving effect to leverage and therefore the Company’s asset coverage is below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders, including the payment of any dividend, and may not employ further leverage until the Company’s asset coverage is at least 200% after giving effect to such leverage.

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

2021 Notes

On December 17, 2015, the Company issued $70.8 million in aggregate principal amount of 6.50% unsecured notes that mature on January 30, 2021 (the 2021 Notes and together with the 2023 Notes, the "U.S. Notes"). On January 14, 2016, the Company closed an additional $3.25 million in aggregate principal amount of the 2021 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes. The 2021 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 30, 2019. The 2021 Notes bear interest at a rate of 6.50% per year, payable quarterly on January 30, April 30, July 30 and October 30 of each year, beginning January 30, 2016. The 2021 Notes are listed on the NYSE and trade thereon under the trading symbol ‘‘MCX’’.

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

Secured Notes

Israeli 2021 Notes

On January 26, 2018, the Company priced a debt offering in Israel of $121.3 million of Israeli 2021 Notes (collectively with the U.S. Notes, the "Notes"). The Israeli 2021 Notes are listed on the TASE and denominated in New Israeli Shekels, but linked to the US Dollar at a fixed exchange rate which mitigates any currency exposure to the Company. The Israeli 2021 Notes have not been and will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements. In connection with this offering, we have dual listed our common stock on the TASE.

On August 12, 2019, the Company and its wholly owned subsidiaries, Medley Small Business Fund, LP (formerly known as Medley SBIC, LP) (“Medley Small Business Fund”) and Medley SLF Funding I LLC (“Medley SLF”), on the one hand, and the Trustee, on the other hand, entered into an amendment to the deed of trust (the “Deed”) governing the Israeli 2021 Notes (the “Amendment”). The Amendment amends the Deed by, among other things: (a) modifying Section 2.2 of the Deed to provide for full repayment of the Israeli 2021 Notes in eight (8) equal installments, each comprising twelve and one-half percent (12.5%) of the principal amount of the Israeli 2021 Notes, beginning on August 12, 2019 (the “Effective Date”) and ending on January 31, 2021, rather than four (4) equal annual installments, each comprising twenty five percent (25%) of the principal amount of the Israeli 2021 Notes, that were payable on February 27 of each of the years 2021-2024 (inclusive); (b) changing the interest payment dates for the Israeli 2021 Notes from semi-annual to quarterly except for the initial interest payment, which was paid on the Effective Date, and the final interest payment, which will be paid on January 31, 2021; (c) decreasing the annual interest rate on the Israeli 2021 Notes by 0.25% per annum on the Effective Date and further decreasing the annual interest rate on the Israeli 2021 Notes by 0.50% per annum if  the Mergers close, which further decrease will be effective upon the closing of the Mergers; (d) decreasing the minimum Total Net Asset covenant in Section 6.1.1 of the Deed from $275 million to $215 million; (e) modifying the acceleration event in Section 10.1.25 of the Deed to provide that it will occur if the credit rating on the Israeli 2021 Notes drops below (i) il/B of Maalot before November 30, 2019, (ii) il/BB- of Maalot during the period between December 1, 2019 and April 1, 2020, and (iii) il/BBB- of Maalot on or after April 1, 2020; (f) waiving the make-whole and market value payment requirements of Section 9.1.7 of the Deed for all early redemption payments on the Israeli 2021 Notes within eighteen (18) months following the Effective Date; (g) requiring each of Medley Small Business Fund and Medley SLF to guarantee all of the Company’s obligations under the Deed (including the Amendment) and the Israeli 2021 Notes and to grant security interests on all of their assets (the “Collateral”) to secure such guaranties and providing for the termination of the Medley SLF guaranty and release of the security interests in Medley SLF’s assets upon the closing of the Mergers, subject to certain limitations; (h) that the Company use principal collections from the Collateral to make early redemption payments on the Israeli 2021 Notes, which payments will be applied in inverse order of the maturity of the required principal installment payments on the Israeli 2021 Notes; (i) providing for a waiver by the Trustee and the holders of the Israeli 2021 Notes of any right to accelerate the full balance of the amount due to the holders of the Israeli 2021 Notes based on any claims, allegations, actions, and/or rights that were raised, and/or resulting or deriving from certain claims or allegations as set forth in Section 19.1 of the Amendment; (j) providing for a waiver by the Trustee and the holders of the Israeli 2021 Notes of certain claims, demands, rights, and/or actions against and/or relating to the Company, its subsidiaries and/or affiliates and their respective employees (including their respective directors, officers, members of the Company’s board of directors, employees, stockholders, stakeholders and advisors); and (k) adding other definitions, representations and covenants to the Deed and making related conforming changes to the Deed. Pursuant to the Amendment, no prepayment penalties were due or payable in connection with the payment of principal made by the Company on the Effective Date.

The Deed (including the amendment) includes certain customary covenants, including minimum net assets of $215 million and a maximum debt to total assets ratio of 70%. The date for determining compliance with these financial covenants is the date that the Company publishes its financial statements (i.e., in a quarterly report on Form 10-Q or an annual report on Form 10-K) with the SEC. If the Company does not satisfy these financial covenants for two consecutive quarters, it is an event of default under the Deed. If this event of default is expected to occur, the Company has the right to request the trustee for the Israeli 2021 Notes (the “Trustee”) to appoint an emergency committee of the three largest noteholders for the purpose of obtaining a one-quarter extension of time to satisfy the financial covenants. If the Company does not make this request and the breach occurs, or if the emergency committee does not grant the extension, then the Trustee is required to convene a meeting of the noteholders as described below.

In addition to not complying with the financial covenants as described above, the events of default include: (i) a change of control of the Company (defined in the Deed as MCC Advisors’ ceasing to provide investment management or advisory services to the Company); (ii) the Company not publishing a tender offer for the purchase of all of the Israeli 2021 Notes within 45 days; (iii) the Company not paying any amount due and payable to the holders of the Israeli 2021 Notes within seven business days after the payment due date; (iv) certain insolvency and receivership events with respect to the Company or with respect to all or substantially all of its assets, and (v) the Israeli 2021 Notes being delisted from the TASE or the TASE’s suspension of trading of the Israeli 2021 Notes for more than 60 days.

If an event of default occurs under the Deed, there is no automatic acceleration or mandatory redemption of the Israeli 2021 Notes. Rather, the Trustee is required to convene a meeting of the noteholders for a vote on whether to accelerate the Israeli 2021 Notes. Noteholders holding at least 50% of the principal amount of the Israeli 2021 Notes must be present at the meeting for a quorum to exist, and if a quorum exists, then the vote of a majority of the noteholders present at the meeting controls.

As of September 30, 2019, we have net assets of $216.4 million and a maximum debt to total assets ratio of below 70%. Therefore, as of September 30, 2019, we were in compliance with the minimum net assets covenant under the Israeli 2021 Notes. However, if we experience realized losses or unrealized declines in the fair value of the Company’s portfolio investments due to either portfolio company specific or macro-economic factors, it is reasonably likely, absent injection of capital or waivers or an amendment to the covenants set forth in the Deed (including the Amendment), that we could not satisfy the minimum net assets covenant under the Israeli 2021 Notes as early as the date we publish financial statements for the quarter ending December 31, 2019, which would be no later than February 21, 2020. While there are no immediate consequences to breaching this financial covenant for a single period, if the Company reports net assets of less than $215 million for two consecutive quarters and does not obtain a one-quarter extension of time as described above, the holders of the Israel 2021 Notes can require the Trustee to accelerate the Israeli 2021 Notes. In that regard, if the Company’s net assets are below $215 million as of December 31, 2019, and the Company’s net assets remain below $215 million as of March 31, 2020, and the Company does not obtain an extension of time for compliance as described above or an adequate waiver or amendment, then an event of default on the Israeli 2021 Notes will occur on the date that the Company publishes its quarterly report on Form 10-Q for the fiscal quarter ending March 31, 2020, which would be no later than May 11, 2020.

As of September 30, 2019, the Company’s net assets are $216.4 million, resulting in a cushion of approximately $1.4 million. It is reasonably likely that the Company’s net assets could decline by more than $1.4 million by December 31, 2019, which would result in a breach of the financial covenant described above.  To address these matters, we may pursue alternatives which could include discussions with the Trustee and holders of the Israeli 2021 Notes regarding potential waivers and/or an amendment to the covenants set forth in the Deed. Any such waivers or an amendment may be subject to conditions that may not be satisfied. If market or other conditions are not favorable, or if such discussions do not result in a favorable outcome, we may be unable to take any such actions or obtain waivers or an amendment from the trustee or holders of the Israeli 2021 Notes. In addition, the Company is also exploring the possibility of raising additional capital, which will have the effect of increasing the Company’s net assets, as another means to cure any future non-compliance with the financial covenants of the Deed. The Company continues to actively pursue the Mergers. If the Mergers are consummated, we expect it would result in the Company’s ability to comply with the financial covenants described above as the Combined Company is projected to have net assets well in excess of $215 million and debt to total assets ratio well below 70%. Alternatively, we believe we have the ability to sell certain portfolio investments and reduce other controllable cash outflows in order to increase our liquidity to levels sufficient to meet our debt obligations under the Israeli 2021 Notes and any other anticipated cash needs to meet our obligations as they become due.

The foregoing description of the terms of Israeli 2021 Notes, the Deed, and the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of each of the Deed and the Amendment incorporated by reference as an exhibit to this annual report on Form 10-K.

On June 5, 2018, the Company announced that on June 1, 2018, its board of directors authorized the Company to repurchase and retire up to $20 million of the Company’s outstanding Israeli 2021 Notes on the TASE. Execution of the repurchase plan is subject to an open trading window for the Company and continued liquidity at that time and is expected to continue until the full authorized amount is purchased or market conditions change. The repurchase of the Israeli 2021 Notes is not expected to result in any material tax consequences to the Company or the holders of the Israeli 2021 Notes.

During the quarter ended December 31, 2018, the Company exchanged $1.0 million United States Dollars to New Israeli Shekels at a rate of 3.73 USD/NIS in order to repurchase the Israeli 2021 Notes on the TASE. As the Israeli 2021 Notes were trading below par at the time of the repurchase, and the USD/NIS (foreign currency) spot rate was higher than the fixed exchange rate agreed upon in the deed of trust, the Company was able to repurchase and retire 3,812,000 units, which resulted in $1,119,201 aggregate principal amount of the Israeli 2021 Notes being retired. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized gain of $0.1 million and was recorded on the Consolidated Statements of Operations as a gain on extinguishment of debt.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of September 30, 2019 and 2018, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

As of September 30, 2019 and 2018, we had commitments under loan and financing agreements to fund up to $8.9 million to seven portfolio companies and $36.1 million to 17 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2019 and 2018 is shown in the table below (dollars in thousands):

	September 30, 2019	September 30, 2018
Dynamic Energy Services International LLC - Revolver	$3,255	$—
DataOnline Corp. - Revolver	1,890	1,890
Alpine SG, LLC - Revolver	1,000	1,000
Kemmerer Operations, LLC - Delayed Draw Term Loan	908	—
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Redwood Services Group, LLC - Revolver	875	1,750
Access Media Holdings, LLC - Series AAA Preferred Equity	101	173
1888 Industrial Services, LLC - Revolver(1)	—	719
Black Angus Steakhouses, LLC - Revolver(1)	—	625
Impact Group, LLC - Delayed Draw Term Loan	—	8,567
Redwood Services Group, LLC - Delayed Draw Term Loan	—	4,839
SFP Holding, Inc. - Delayed Draw Term Loan	—	2,765
Accupac, Inc. - Delayed Draw Term Loan	—	2,612
SMART Financial Operations, LLC - Delayed Draw Term Loan	—	2,400
RMS Holding Company, LLC - Revolver	—	2,327
Barry's Bootcamp Holdings, LLC - Revolver	—	2,200
Barry's Bootcamp Holdings, LLC - Delayed Draw Term Loan	—	1,271
Trans-Fast Remittance LLC - Delayed Draw Term Loan	—	1,057
Manna Pro Products, LLC - Delayed Draw Term Loan	—	429
Brook & Whittle Holding Corp. - Delayed Draw Term Loan	—	310
Central States Dermatology Services, LLC - Delayed Draw Term Loan	—	137
SavATree, LLC - Delayed Draw Term Loan	—	123
Total	$8,922	$36,087

(1)	The revolving credit facility was fully drawn as of September 30, 2019.

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at September 30, 2019 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
2021 Notes	$74,013	$—	$74,013	$—	$—
2023 Notes	77,847	—	—	77,847	—
Israeli 2021 Notes	105,140	60,080	45,060	—	—
Total contractual obligations	$257,000	$60,080	$119,073	$77,847	$—

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

On March 27, 2015, the Company and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (“MCC JV”). The Company and GALIC have committed to provide $100 million of equity to MCC JV, with the Company providing $87.5 million and GALIC providing $12.5 million. MCC JV commenced operations on July 15, 2015. On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with commitments of $100 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. As of September 30, 2019, MCC JV has drawn approximately $179.3 million on the JV Facility. As of September 30, 2019, MCC JV had total investments at fair value of $249.3 million. As of September 30, 2019, MCC JV’s portfolio was comprised of senior secured first lien term loans to 61 different borrowers. As of September 30, 2019, certain investments in one portfolio company were on non-accrual status.

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

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax payable by us. To avoid this tax, we must distribute (or be deemed to have distributed) during each calendar year an amount equal to the sum of:

1)	at least 98.0% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;

2)	at least 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31st of the calendar year; and

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

The following table summarizes the dividend distributions during the year ended September 30, 2019:

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

On August 9, 2018, the Company entered into the MCC Merger Agreement pursuant to which the Company would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger Agreement. Under the MCC Merger, each share of our common stock issued and outstanding immediately prior to the MCC Merger effective time (other than shares of our common stock held by the Company, Sierra or their respective wholly owned subsidiaries) would be converted into the right to receive 0.8050 shares of the Sierra’s common stock. In addition, pursuant to the MDLY Merger Agreement, MDLY would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger Agreement. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries) would be converted into the right to receive (i) 0.3836 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders would have the right to receive certain dividends and/or other payments.

On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger. In the MCC Merger, each share of the Company’s common stock (other than shares of the Company’s common stock held by the Company, Sierra or their respective wholly owned subsidiaries) will be exchanged for the right to receive (i) 0.68 shares of Sierra’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the FrontFour Action, as described below (such fees and expenses, the “Plaintiff Attorney Fees”), are less than or equal to $10,000,000; (ii) 0.66 shares of Sierra’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of Sierra’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of Sierra’s common stock in the event that the Plaintiff Attorney Fees are not determined prior to the closing of the MCC Merger (such ratio, the “MCC Merger Exchange Ratio”).

In addition, on July 29, 2019, Sierra and MDLY announced the execution of the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among MDLY, Sierra, and Merger Sub, pursuant to which MDLY will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a Medley LLC unitholder, will be exchanged for (i) 0.2668 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY Class A common stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by Medley LLC unitholders will be exchanged for (i) 0.2072 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.66 per share.

Pursuant to terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If both Mergers are successfully consummated, Sierra’s common stock would be listed on the NYSE, with such listing expected to be effective as of the closing date of the Mergers, and Sierra’s common stock will be listed on the Tel Aviv Stock Exchange (“TASE”), with such listing expected to be effective as of the closing date of the MCC Merger. If, however, only the MDLY Merger is consummated, Sierra’s common stock would be listed on the NYSE. If both Mergers are successfully consummated, the investment portfolios of MCC and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary. If only the MDLY Merger is consummated, the investment portfolios of MCC and Sierra would not be combined; however, the investment management function relating to the operation of Sierra, as the surviving company, would still be internalized (the “Sierra/MDLY Company”) and the Sierra/MDLY Company would be managed by MCC Advisors. The Mergers are subject to approval by the stockholders of the Company, Sierra, and MDLY, regulators, including the SEC, court approval of the Stipulation (as described below), other customary closing conditions and third-party consents. There is no assurance that any of the foregoing conditions will be satisfied.

On February 11, 2019, a purported stockholder class action was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, “FrontFour”), captioned as FrontFour Capital Group LLC, et al. v. Brook Taube, et al., Case No. 2019-0100 (the “FrontFour Action”) against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, Sierra, the Company, MCC Advisors, Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to the Company’s stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC stockholders on the proposed merger and enjoin enforcement of certain provisions of the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and Sierra (the “MCC Merger Agreement”). The Court held a trial on the plaintiffs’ claims on March 6-7, 2019 and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Court denied the plaintiffs’ requests to (i) permanently enjoin the proposed merger and (ii) require the Company to conduct a “shopping process” for the Company on terms proposed by the plaintiffs in their complaint. The Court held that the Company’s directors breached their fiduciary duties in entering into the proposed merger, but rejected the plaintiffs’ claim that Sierra aided and abetted those breaches of fiduciary duties. The Court ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of the Company’s stockholders on the proposed merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information. On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Court of Chancery of the State of Delaware, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of the Company in connection with the vote of the Company’s stockholders on the proposed mergers. On April 8, 2019, the Court granted a stipulation consolidating the FrontFour Action and the Altman Action, designating the amended complaint in the FrontFour Action as the operative complaint, and designating the plaintiffs in the FrontFour Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On April 15, 2019, certain parties reached agreement on the principal terms of a settlement of the FrontFour Action, which were contained in a term sheet, dated April 15, 2019 (the “Settlement Term Sheet”). On July 29, 2019, MCC entered into a Stipulation of Settlement (and, as amended on August 8, 2019, the “Stipulation”) by and among the Company, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, MCC Advisors, Medley LLC, and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of the Company, on the other hand, in connection with the FrontFour Action.

The Stipulation provides for the settlement of all claims brought against the Medley Parties in the FrontFour Action. Under the Stipulation, the Company agreed to seek the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”), which have been reflected in the amended and restated Merger Agreements annexed to the Stipulation. The Stipulation also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma net asset value reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Settlement Class (as defined in the Stipulation). Under the Stipulation, MDLY also consented to certain amendments to the Merger Agreements that have been reflected in the amended and restated Merger Agreements annexed to the Stipulation. In addition, in connection with the Stipulation, on July 29, 2019, the Company entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement.

The Stipulation also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the FrontFour Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the FrontFour Action and all claims that were or could have been asserted (other than claims against the Highland Parties, as defined in the Stipulation) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Settlement Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.

The Stipulation further provides that the Company and FrontFour shall work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision.

The Stipulation is subject to the approval of the Court. On September 26, 2019, FrontFour filed a motion seeking an order approving the Stipulation, and also moved for the Court to award plaintiffs’ counsel attorneys’ fees in the amount of $22 million and expenses in the amount of $420,334.97 (the “Fee Application”). The Court held a hearing to consider the Stipulation and the Fee Application on October 24, 2019.

On November 19, 2019, the Court issued a bench ruling approving the Stipulation. The Court also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and (ii) an award in an amount equal to 26% of the nominal value of the settlement fund, grossed up to include the amount of the lead plaintiffs’ counsel’s attorney’s fees, and excluding the portion of the fees borne by the class under the Amended MCC Merger Agreement, as well as an award of $100,000 relating to the composition of the board of directors of the post-Merger company (the “Contingent Fee Award” and, together with the Therapeutics Fee Award, the “Fee Awards”). The parties disagreed as to how to apply the formula that the Court indicated will be used to calculate the Contingent Fee Award. Accordingly, the parties submitted different forms of the proposed form of order and final judgment, as applicable, for review and entry by the Court, together with letter briefs setting forth their respective interpretations of the Court’s November 19, 2019 bench ruling. The Plaintiff contends that the amount of the Contingent Fee Award is fixed at $14,540,888. Defendants contend that the amount will be less than $14,540,888, but the actual amount cannot be determined prior to closing. The Therapeutics Fee Award will be payable within five (5) business days of the entry of an order and judgment by the Court. The Contingent Fee Award is contingent upon the closing of the MCC Merger, and will be due within five (5) business days of the closing of the MCC Merger and establishment of the Settlement Fund. The Fee Awards will be paid by MCC or its successor.

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

On November 25, 2013, the Company obtained an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley, LLC or an investment adviser controlled by Medley, LLC in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors (the “Prior Exemptive Order”). On March 29, 2017, the Company, MCC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the “Exemptive Order”) that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder. On October 4, 2017, the Company, MCC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “Current Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly or majority owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. If the Mergers are successfully consummated, Sierra and certain of its affiliates will not be able to rely on the Current Exemptive Order. In this regard, on November 19, 2018, Sierra and certain of its affiliates submitted an exemptive application to the SEC for an exemptive order that would supersede the Current Exemptive Order (the “Superseding Exemptive Order”) and would permit Sierra to participate in negotiated co- investment transactions with certain affiliates that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. There can be no assurance if and when Sierra will receive the Superseding Exemptive Order. The terms of the Superseding Exemptive Order, if received, would be substantially similar to the Current Exemptive Order. Co-investment under the Superseding Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the board of directors determines that it would be in Sierra’s best interest to participate in the transaction. The Current Exemptive Order will remain in effect unless and until the Mergers are completed and the Superseding Exemptive Order is granted by the SEC. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

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

With respect to investments for which market quotations are not readily available, our board of directors will undertake a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each investment being initially valued by the valuation professionals responsible for monitoring the portfolio investment.

•	Preliminary valuation conclusions are then documented and discussed with senior management.

•
Independent third-party valuation firms are also employed for all of our investments for which there is not a readily available market value. At least twice annually, including at year end, the valuation for each portfolio investment is reviewed by an independent valuation firm.

•	The audit committee of our board of directors reviews the preliminary valuations of the valuation professionals, senior management and independent valuation firms.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At September 30, 2019, certain investments in seven portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $22.3 million, or 5.6% of the fair value of our portfolio. At September 30, 2018, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $48.1 million, or 7.3% of the fair value of our portfolio. At September 30, 2017, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $72.5 million, or 8.7% of the fair value of our portfolio.

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

Recent Developments

On December 12, 2019, the Company notified the TASE that it would be repaying $33.9 million of the Israeli 2021 Notes on December 31, 2019, which consists of an $18.9 million pre-payment in addition to a $15.0 million scheduled amortization payment.

71

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended September 30, 2019, we did not engage in hedging activities.

As of September 30, 2019, 85.2% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate LIBOR floor as of September 30, 2019 was as follows (dollars in thousands):

	September 30, 2019
LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$—	—%
1% to under 2%	181,347	90.6
2% to under 3%	18,905	9.4
Total	$200,252	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2019, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase/(decrease)	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
300	$6,200	$—	$6,200
200	4,100	—	4,100
100	2,100	—	2,100
(100)	(1,900)	—	(1,900)
(200)	(2,200)	—	(2,200)
(300)	(2,200)	—	(2,200)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

72

Item 8.  Consolidated Financial Statements and Supplementary Data

73

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Medley Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Medley Capital Corporation (the Company), including the consolidated schedules of investments, as of September 30, 2019 and 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019 and 2018, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2019 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 16, 2019 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2019 and 2018, by correspondence with the custodian, directly with designees of the portfolio companies, debt agents and brokers, as applicable, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010

New York, New York
December 16, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Medley Capital Corporation

Opinion on Internal Control over Financial Reporting

We have audited Medley Capital Corporation’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Medley Capital Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedule of investments as of September 30, 2019 and 2018, the related consolidated statements of operations, changes in net assets and cash flows, for each of the three years in the period ended September 30, 2019, and the related notes and our report dated December 16, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
December 16, 2019

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	September 30, 2019	September 30, 2018
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $204,736,370 and $428,717,777, respectively)	$189,895,466	$393,149,374
Affiliated investments (amortized cost of $108,310,029 and $102,546,973, respectively)	99,539,605	100,640,804
Controlled investments (amortized cost of $154,601,177 and $233,421,693, respectively)	107,453,927	161,639,736
Total investments at fair value	396,888,998	655,429,914
Cash and cash equivalents	68,245,213	75,665,981
Restricted cash (see Note 2)	16,038,690	—
Other assets	2,973,731	3,420,442
Interest receivable	1,592,406	6,377,076
Receivable for dispositions and investments sold	419,299	160,257
Fees receivable	108,305	187,276
Deferred offering costs	—	354,754
Total assets	$486,266,642	$741,595,700

LIABILITIES
Notes payable (net of debt issuance costs of $5,274,164 and $8,238,300, respectively)	$251,731,729	$276,909,028
SBA debentures payable (net of debt issuance costs of $0 and $2,095,329, respectively)	—	132,904,671
Accounts payable and accrued expenses	11,956,755	2,935,833
Interest and fees payable	2,904,748	3,280,018
Management and incentive fees payable (see Note 6)	2,231,175	3,347,674
Administrator expenses payable (see Note 6)	861,785	808,546
Deferred revenue	103,583	192,152
Due to affiliate	44,337	39,051
Total liabilities	$269,834,112	$420,416,973

Guarantees and Commitments (see Note 8)

NET ASSETS
Common stock, par value $0.001 per share, 100,000,000 common shares authorized, 54,474,211 and 54,474,211 common shares issued and outstanding, respectively	$54,474	$54,474
Capital in excess of par value	673,532,717	698,586,770
Total distributable earnings/(loss)	(457,154,661)	(377,462,517)
Total net assets	216,432,530	321,178,727
Total liabilities and net assets	$486,266,642	$741,595,700

NET ASSET VALUE PER SHARE	$3.97	$5.90

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the years ended September 30
	2019	2018	2017
INVESTMENT INCOME
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$25,368,027	$39,636,027	$65,398,561
Payment-in-kind	1,755,260	3,815,332	9,970,327
Affiliated investments:
Cash	2,197,555	2,177,167	1,950,454
Payment-in-kind	2,604,279	3,398,660	774,543
Controlled investments:
Cash	337,956	1,521,820	2,045,830
Payment-in-kind	2,800,890	3,560,572	5,099,935
Total interest income	35,063,967	54,109,578	85,239,650
Dividend income (net of provisional taxes of $0, $(437,584), and $0, respectively)	8,218,480	7,991,444	4,232,453
Interest from cash and cash equivalents	712,017	245,356	163,599
Fee income (see Note 9)	2,304,287	4,474,220	6,620,376
Total investment income	46,298,751	66,820,598	96,256,078

EXPENSES
Base management fees (see Note 6)	11,189,646	14,723,910	17,772,593
Incentive fees (see Note 6)	—	—	895,675
Interest and financing expenses	24,049,485	27,918,291	31,402,538
Professional fees	19,323,082	4,430,233	2,192,210
General and administrative	7,398,534	2,170,904	2,555,448
Administrator expenses (see Note 6)	3,323,989	3,582,162	3,848,299
Directors fees	1,258,378	1,270,523	646,758
Insurance	623,064	542,314	396,797
Expenses before management and incentive fee waivers	67,166,178	54,638,337	59,710,318
Management fee waiver (see Note 6)	—	(380,000)	(47,941)
Incentive fee waiver (see Note 6)	—	—	(43,663)
Total expenses net of management and incentive fee waivers	67,166,178	54,258,337	59,618,714
Net investment income before excise taxes	(20,867,427)	12,562,261	36,637,364
Excise tax expense	—	(157,922)	(267,183)
NET INVESTMENT INCOME/(LOSS)	(20,867,427)	12,404,339	36,370,181

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from investments
Non-controlled/non-affiliated investments	(24,762,224)	(89,221,587)	(40,007,550)
Affiliated investments	(7,670,970)	—	3,391,500
Controlled investments	(79,739,742)	—	(36,470,249)
Net realized gain/(loss) from investments	(112,172,936)	(89,221,587)	(73,086,299)
Net unrealized appreciation/(depreciation) on investments
Non-controlled/non-affiliated investments	20,727,499	14,044,097	(7,611,264)
Affiliated investments	(6,864,255)	(950,805)	501,163
Controlled investments	24,634,707	(45,287,441)	28,754,467
Net unrealized appreciation/(depreciation) on investments	38,497,951	(32,194,149)	21,644,366
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	474,352	1,091,788
Loss on extinguishment of debt (see Note 5)	(2,032,655)	(2,386,957)	(1,096,682)
Net realized and unrealized gain/(loss) on investments	(75,707,640)	(123,328,341)	(51,446,827)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(96,575,067)	$(110,924,002)	$(15,076,646)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(1.77)	$(2.04)	$(0.28)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$(0.38)	$0.23	$0.67
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	54,474,211	54,474,211	54,474,211
DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.52	$0.76

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	Common Stock			Total Distributable Earnings/(Loss)	Total Net Assets
	Shares	Par Amount	Capital in Excess of Par Value

Balance at September 30, 2016	54,474,211	$54,474	$705,326,059	$(188,461,391)	$516,919,142

OPERATIONS
Net investment income/(loss)	—	—	—	36,370,181	36,370,181
Net realized gain/(loss) from investments	—	—	—	(73,086,299)	(73,086,299)
Net unrealized appreciation/(depreciation) on investments	—	—	—	21,644,366	21,644,366
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—	—	1,091,788	1,091,788
Net loss on extinguishment of debt	—	—	—	(1,096,682)	(1,096,682)
SHAREHOLDER DISTRIBUTIONS
Distributions from earnings	—	—	—	(41,400,401)	(41,400,401)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principals	—	—	(267,183)	267,183	—
COMMON SHARE TRANSACTIONS
Offering costs	—	—	(12,778)	—	(12,778)
Total increase/(decrease) in net assets	—	—	(279,961)	(56,209,864)	(56,489,825)

Balance at September 30, 2017	54,474,211	$54,474	$705,046,098	$(244,671,255)	$460,429,317

OPERATIONS
Net investment income/(loss)	—	—	—	12,404,339	12,404,339
Net realized gain/(loss) from investments	—	—	—	(89,221,587)	(89,221,587)
Net unrealized appreciation/(depreciation) on investments	—	—	—	(32,194,149)	(32,194,149)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—	—	474,352	474,352
Net loss on extinguishment of debt	—	—	—	(2,386,957)	(2,386,957)
SHAREHOLDER DISTRIBUTIONS
Distributions from earnings	—	—	—	(22,025,185)	(22,025,185)
Return of capital	—	—	(6,301,403)	—	(6,301,403)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principals	—	—	(157,925)	157,925	—
Total increase/(decrease) in net assets	—	—	(6,459,328)	(132,791,262)	(139,250,590)

Balance at September 30, 2018	54,474,211	$54,474	$698,586,770	$(377,462,517)	$321,178,727

OPERATIONS
Net investment income/(loss)	—	—	—	(20,867,427)	(20,867,427)
Net realized gain/(loss) from investments	—	—	—	(112,172,936)	(112,172,936)
Net unrealized appreciation/(depreciation) on investments	—	—	—	38,497,951	38,497,951
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—	—	—	—
Net loss on extinguishment of debt	—	—	—	(2,032,655)	(2,032,655)
SHAREHOLDER DISTRIBUTIONS
Return of Capital	—	—	(8,171,130)	—	(8,171,130)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principals	—	—	(16,882,923)	16,882,923	—
Total increase/(decrease) in net assets	—	—	(25,054,053)	(79,692,144)	(104,746,197)

Balance at September 30, 2019	54,474,211	$54,474	$673,532,717	$(457,154,661)	$216,432,530

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the years ended September 30
	2019	2018	2017
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS	$(96,575,067)	$(110,924,002)	$(15,076,646)
ADJUSTMENTS TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(9,606,292)	(9,545,703)	(14,743,799)
Net amortization of premium/(discount) on investments	(286,665)	(959,112)	(1,362,534)
Amortization of debt issuance costs	3,022,516	3,583,158	4,587,474
Net realized (gain)/loss from investments	112,172,936	89,221,587	73,086,299
Net deferred income taxes	—	(911,936)	(1,091,788)
Net unrealized (appreciation)/depreciation on investments	(38,497,951)	32,194,149	(21,644,366)
Proceeds from sale and settlements of investments	261,233,495	267,611,933	281,354,722
Purchases, originations and participations	(66,474,607)	(196,961,869)	(239,496,926)
Loss on extinguishment of debt	2,032,655	2,386,957	1,096,682
(Increase)/decrease in operating assets:
Other assets	446,711	(98,620)	(2,428,682)
Interest receivable	4,784,670	2,993,972	(388,894)
Receivable for dispositions and investments sold	(259,042)	71,638	457,484
Fees receivable	78,971	578,480	637,627
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	9,020,922	1,072,287	(799,404)
Interest and fees payable	(375,270)	(479,873)	2,045,868
Management and incentive fees payable, net	(1,116,499)	(964,330)	(246,615)
Administrator expenses payable	53,239	(51,248)	(130,442)
Deferred revenue	(88,569)	(67,400)	(110,253)
Due to affiliate	5,286	(42,296)	(9,212)
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	179,571,439	78,707,772	65,736,595

Cash flows from financing activities
Borrowings on debt	—	140,775,690	213,863,443
Paydowns on debt	(163,122,780)	(217,500,000)	(232,500,000)
Debt issuance costs paid	(14,361)	(6,515,112)	(1,536,137)
Payments of cash dividends	(8,171,130)	(28,326,588)	(41,400,401)
Offering costs paid	354,754	(47,739)	(76,805)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(170,953,517)	(111,613,749)	(61,649,900)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	8,617,922	(32,905,977)	4,086,695
CASH, RESTRICTED CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	75,665,981	108,571,958	104,485,263
CASH, RESTRICTED CASH AND CASH EQUIVALENTS, END OF YEAR	$84,283,903	$75,665,981	$108,571,958

Supplemental Information:
Interest paid during the year	$21,402,239	$24,676,749	$24,692,824
Supplemental non-cash information:
Payment-in-kind interest income	$7,160,429	$10,774,564	$15,844,805
Net amortization of premium/(discount) on investments	$286,665	$959,112	$1,362,534
Amortization of debt issuance costs	$(3,022,516)	$(3,583,158)	$(4,587,474)
Non-cash purchase of investments	$20,576,235	$7,443,658	$118,256,477
Non-cash sale of investments	$20,528,752	$7,443,658	$118,256,477

	For the years ended September 30
	2019	2018	2017
Cash	$68,245,213	$75,665,981	$108,571,958
Restricted Cash	16,038,690	—	—
Total cash and restricted cash shown in the statement of cash flows	$84,283,903	$75,665,981	$108,571,958

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2019

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

Alpine SG, LLC(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(13)(22)	11/16/2022	$5,061,750	$5,061,750	$5,020,244	2.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(13)(22)	11/16/2022	2,444,350	2,444,350	2,424,306	1.1%
		Revolving Credit Facility (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(13)(16)	11/16/2022	—	—	(8,200)	0.0%
				7,506,100	7,506,100	7,436,350

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	9/25/2023	4,387,500	4,387,500	4,274,741	2.0%
				4,387,500	4,387,500	4,274,741

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	6/17/2020	13,336,018	13,336,018	13,252,001	6.1%
				13,336,018	13,336,018	13,252,001

Avantor, Inc.(10)	Wholesale	Equity - 942,160 Common Units(17)		—	16,487,800	13,849,752	6.4%
				—	16,487,800	13,849,752

Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(23)	7/14/2022	7,609,499	7,609,499	7,609,499	3.5%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)	7/14/2022	1,268,251	1,268,251	1,268,251	0.6%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(16)(22)	7/14/2022	4,400,000	4,400,000	4,400,000	2.0%
				13,277,750	13,277,750	13,277,750

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)(23)	4/24/2020	7,341,518	7,341,518	7,307,747	3.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	4/24/2020	—	—	(4,107)	0.0%
		Revolving Credit Facility (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)(16)	4/24/2020	892,857	892,857	890,804	0.4%
				8,234,375	8,234,375	8,194,444

Capstone Nutrition Development, LLC	Healthcare & Pharmaceuticals	Equity - 13,833.1916 Common Units		—	1,383,319	1,383,319	0.6%
				—	1,383,319	1,383,319

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(12)	7/28/2025	3,010,025	2,998,111	2,937,483	1.4%
				3,010,025	2,998,111	2,937,483

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Crow Precision Components, LLC	Aerospace & Defense	Equity - 350 Common Units		—	700,000	666,998	0.3%
				—	700,000	666,998

CT Technologies Intermediate Holdings, Inc.(11)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	12/1/2022	7,500,000	7,500,000	6,345,750	2.9%
				7,500,000	7,500,000	6,345,750

DataOnline Corp.(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)(22)	7/31/2025	15,840,000	15,840,000	15,607,152	7.2%
		Revolving Credit Facility (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)(16)	7/31/2024	—	—	(18,900)	0.0%
				15,840,000	15,840,000	15,588,252

Dermatologists of Southwestern Ohio, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(12)(23)	4/20/2022	1,065,457	1,065,457	1,056,614	0.5%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(12)(23)	4/20/2022	404,248	404,248	400,893	0.2%
				1,469,705	1,469,705	1,457,507

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (10.00% Cash)	4/1/2020	1,613,455	1,613,455	1,613,455	0.7%
		Preferred Equity (8.00% PIK)		4,185,480	4,185,480	3,315,319	1.5%
				5,798,935	5,798,935	4,928,774

FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)(23)	3/30/2020	10,906,250	10,906,250	10,680,491	4.9%
				10,906,250	10,906,250	10,680,491

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)		7,281,664	7,281,664	7,281,664	3.4%
		Equity - 150 Common Units		—	—	3,347,965	1.5%
				7,281,664	7,281,664	10,629,629

Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.50% LIBOR Floor)(13)	11/11/2019	9,450,000	9,450,000	9,450,000	4.4%
				9,450,000	9,450,000	9,450,000

Global Accessories Group, LLC(11)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	151,339	0.1%
				—	151,337	151,339

The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(12)	6/21/2023	3,000,000	2,968,775	1,715,100	0.8%
				3,000,000	2,968,775	1,715,100

Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)(23)	6/27/2023	3,254,623	3,254,623	3,104,911	1.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)(23)	6/27/2023	9,430,010	9,430,010	8,996,229	4.2%
				12,684,633	12,684,633	12,101,140

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)(23)	8/18/2022	13,259,175	13,259,175	12,637,320	5.8%
				13,259,175	13,259,175	12,637,320

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 7.50% Cash, 1.00% LIBOR Floor)(13)(22)	2/15/2022	5,345,754	5,345,754	5,345,754	2.5%
				5,345,754	5,345,754	5,345,754

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.56% of Outstanding Equity(18)	2/19/2024	—	955,680	—	0.0%
				—	955,680	—

Manna Pro Products, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	12/8/2023	5,398,622	5,398,622	5,132,470	2.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	12/8/2023	1,096,209	1,096,209	1,042,166	0.5%
				6,494,831	6,494,831	6,174,636

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(9)(15)	7/8/2020	2,563,464	2,103,712	590,366	0.3%
				2,563,464	2,103,712	590,366

Quantum Spatial, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(12)	9/5/2024	5,000,000	5,000,000	5,000,000	2.3%
				5,000,000	5,000,000	5,000,000

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt(19)(23)	7/31/2020	761,905	761,905	761,905	0.4%
		Unsecured Debt(19)(23)	7/31/2021	761,905	761,905	761,905	0.4%
				1,523,810	1,523,810	1,523,810

Redwood Services Group, LLC(7)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(16)	6/6/2023	875,000	875,000	860,475	0.4%
				875,000	875,000	860,475

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (8.00% Cash)	8/31/2021	850,000	850,000	850,000	0.4%
				850,000	850,000	850,000

Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		—	566,475	1,236,301	0.6%
				—	566,475	1,236,301

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)(23)	9/1/2022	4,820,605	4,820,605	4,775,291	2.2%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)(23)	9/1/2022	1,871,234	1,871,234	1,853,644	0.9%
		Equity - 94,393.87 Common Units in CI (Summit) Investment Holdings LLC(23)		—	985,673	849,545	0.4%
				6,691,839	7,677,512	7,478,480

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(9)(13)(23)	7/31/2020	7,433,740	7,239,798	—	0.0%
				7,433,740	7,239,798	—

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		—	700,000	532,000	0.2%
				—	700,000	532,000

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		—	263,815	274,367	0.1%
				—	263,815	274,367

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)(22)	8/18/2025	2,000,000	1,975,691	1,977,000	0.9%
				2,000,000	1,975,691	1,977,000

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00% PIK, 1.00% LIBOR Floor)(13)	4/28/2023	894,050	832,281	789,715	0.4%
		Equity - 5,441 Class A Units		—	302,464	20,893	0.0%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	—	361,667	24,983	0.0%
				894,050	1,496,412	835,591

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)(23)	9/26/2024	3,611,900	3,611,900	3,611,900	1.7%
		Equity - 1,500 Common Units		—	1,500,000	2,557,657	1.2%
				3,611,900	5,111,900	6,169,557

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(8)		—	518,283	88,989	0.0%
				—	518,283	88,989

Subtotal Non-Controlled/Non-Affiliated Investments				$180,226,518	$204,736,370	$189,895,466

Affiliated Investments:

1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)	9/30/2021	$9,304,145	$9,304,145	$9,304,145	4.3%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(9)(13)	9/30/2021	23,547,567	19,468,870	5,886,892	2.7%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)	6/30/2021	1,170,014	1,170,014	1,170,014	0.5%
		Senior Secured First Lien Term Loan D (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)	9/18/2020	224,456	224,456	224,456	0.1%
		Revolving Credit Facility (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)(16)	9/30/2021	4,387,025	4,387,025	4,387,025	2.0%
		Equity - 21,562.16 Class A Units		—	—	—	0.0%
				38,633,207	34,554,510	20,972,532

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00% PIK)(9)	7/22/2020	10,036,355	8,446,385	2,509,089	1.2%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		971,200	971,200	(100,800)	0.0%
		Equity - 16 Common Units		—	—	—	0.0%
				13,407,555	11,817,585	2,408,289

Caddo Investors Holdings 1 LLC(10)	Forest Products & Paper	Equity - 6.15% Membership Interest(21)		—	2,526,373	2,830,051	1.3%
				—	2,526,373	2,830,051

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Dynamic Energy Services International LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(9)(15)	12/31/2021	11,124,375	7,824,974	1,264,841	0.6%
		Revolving Credit Facility (12.00% Cash)	12/31/2019	545,103	545,103	545,103	0.2%
		Equity - 12,350,000 Class A Units		—	—	—	0.0%
				11,669,478	8,370,077	1,809,944

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		20,150,684	20,150,684	20,150,684	9.3%
		Preferred Equity - A-1 Preferred (3.00% PIK)		2,607,661	2,607,661	2,607,661	1.2%
		Equity - 57,300 Class B Units		—	57,300	19,096,371	8.8%
				22,758,345	22,815,645	41,854,716

JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred (6.00% PIK)		1,236,269	1,236,269	1,236,269	0.6%
		Equity - 129,588 Class B Units		—	129,588	2,755,041	1.3%
				1,236,269	1,365,857	3,991,310

Kemmerer Operations, LLC(7)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	1,766,511	1,766,511	1,766,511	0.8%
		Senior Secured First Lien Delayed Draw Term Loan (15.00% PIK)	6/21/2023	706,604	706,604	706,604	0.3%
		Equity - 6.7797 Common Units		—	962,717	962,717	0.4%
				2,473,115	3,435,832	3,435,832

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% PIK, 1.00% LIBOR Floor)(13)	10/11/2021	9,534,512	9,294,959	8,845,167	4.1%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% PIK, 1.00% LIBOR Floor)(13)	10/11/2021	3,284,977	3,284,977	3,047,473	1.4%
		Senior Secured First Lien Term Loan C (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(13)	10/11/2021	344,463	344,463	344,291	0.2%
		Warrants - 7.68% of Outstanding Equity	1/9/2027	—	499,751	—	0.0%
				13,163,952	13,424,150	12,236,931

US Multifamily, LLC(10)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)(22)	6/17/2021	6,670,000	6,670,000	6,670,000	3.1%
		Equity - 33,300 Preferred Units		—	3,330,000	3,330,000	1.5%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$110,011,921	$108,310,029	$99,539,605

Controlled Investments:(5)

MCC Senior Loan Strategy JV I LLC(10)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC(21)		—	78,575,000	69,948,970	32.3%
				—	78,575,000	69,948,970

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(12)	11/9/2020	4,255,990	4,255,990	4,255,990	2.0%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(9)(12)	11/9/2020	13,436,693	12,305,096	7,152,352	3.3%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(9)(12)	11/9/2020	8,747,134	7,570,054	—	0.0%
		Equity - 787.4 Class A Units		—	9,550,922	—	0.0%
				26,439,817	33,682,062	11,408,342

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

TPG Plastics LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (Prime + 10.00% Cash)(14)	12/31/2019	352,984	352,984	352,984	0.2%
		Unsecured Debt (10.00% Cash)(20)		278,810	278,810	278,810	0.1%
		Equity - 35 Class B Units		—	3,317,149	1,644,751	0.8%
				631,794	3,948,943	2,276,545

URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.00% PIK, 2.00% LIBOR Floor)(13)	5/2/2022	18,905,403	18,905,403	18,905,403	8.7%
		Preferred Equity (12.00% PIK)(9)		6,552,890	6,552,890	4,914,667	2.3%
		Equity - 397,466 Common Units		—	12,936,879	—	0.0%
				25,458,293	38,395,172	23,820,070

Subtotal Control Investments				$52,529,904	$154,601,177	$107,453,927

Total Investments, September 30, 2019				$342,768,343	$467,647,576	$396,888,998	183.4%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for U.S. federal income tax purposes totaled $28,155,804, $96,121,868, and $67,966,064, respectively. The tax cost basis of investments is $464,855,062 as of September 30, 2019.

(4)	Percentage is based on net assets of $216,432,530 as of September 30, 2019.

(5)
Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(7)	The investment has an unfunded commitment as of September 30, 2019 (see Note 8), and includes an analysis of the value of any unfunded commitments.

(8)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.

(9)	The investment was on non-accrual status as of September 30, 2019.

(10)
The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2019, 24.3% of the Company's portfolio investments were non-qualifying assets.

(11)	A portion of this investment was sold via a participation agreement. The amount stated is the portion retained by Medley Capital Corporation (see Note 3).

(12)	The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (“LIBOR”) floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2019 was 2.04%.

(13)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2019 was 2.10%.

(14)
These loans bear interest at an alternate base rate, or in the case of these particular investments the Prime Rate set by the Federal Reserve, plus a given spread. The Prime Rate in effect at September 30, 2019 was 5.00%.

(15)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2019 was 2.10%.

(16)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2019, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(17)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2019 (see Note 4).

(18)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2019 (see Note 4).

(19)	Security is non-income producing.

(20)
This investment is scheduled to repay a percentage of the outstanding principal on a quarterly basis. Upon TPG Plastics, LLC obtaining all environmental and product testing authorizations, licenses and permits from all applicable governmental authorities, the remaining outstanding principal is expected to be repaid in full.

(21)	As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment.

(22)	All or a portion of this investment is held in Medley SLF Funding I LLC (see Note 5).

(23)	All or a portion of this investment is held in Medley Small Business Fund, LP (see Note 5).

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

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements
September 30, 2019

Note 1. Organization

Medley Capital Corporation (the “Company,” “we” and “us”) is a non-diversified closed end management investment company incorporated in Delaware that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected, and intends to qualify annually, to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are externally managed and advised by MCC Advisors LLC (“MCC Advisors”), which is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), pursuant to an investment management agreement. MCC Advisors is a wholly owned subsidiary of Medley LLC, which is controlled by Medley Management Inc. (NYSE: MDLY), a publicly traded asset management firm (“MDLY”), which in turn is controlled by Medley Group LLC, an entity wholly owned by the senior professionals of Medley LLC. We use the term “Medley” to refer collectively to the activities and operations of Medley Capital LLC, Medley LLC, MDLY, Medley Group LLC, MCC Advisors, associated investment funds and their respective affiliates.

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

On January 18, 2011, each of MOF LTD and MOF LP contributed their respective MOF I BDC membership interests to the LLC in exchange for LLC membership interests. As a result, MOF I BDC became a wholly owned subsidiary of the LLC. As a result of the LLC’s conversion noted above, MOF LTD and MOF LP’s LLC membership interests were exchanged for 5,759,356 shares of the Company’s common stock at $14.75 per share. On February 23, 2012, MOF LTD and MOF LP collectively sold 4,406,301 shares of common stock in an underwritten public offering. See Note 7 for further information.

On March 26, 2013, our wholly owned subsidiary, Medley SBIC, LP (“SBIC LP”), a Delaware limited partnership that we own directly and through our wholly owned subsidiary, Medley SBIC GP, LLC, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958, as amended. Effective July 1, 2019, SBIC LP surrendered its SBIC license and changed its name to Medley Small Business Fund, LP (“Medley Small Business Fund”). In addition, Medley SBIC GP, LLC changed its name to Medley Small Business Fund GP, LLC. See Note 5 for further information.

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

Agreements and Plans of Mergers

On August 9, 2018, the Company entered into a definitive agreement to merge with Sierra Income Corporation (“Sierra”). Pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between the Company and Sierra (the “MCC Merger Agreement”), the Company would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving entity (the “Combined Company”) in the merger (the “MCC Merger”). Under the MCC Merger, each share of our common stock issued and outstanding immediately prior to the MCC Merger effective time (other than shares of our common stock held by the Company, Sierra or their respective wholly owned subsidiaries) would be converted into the right to receive 0.8050 shares of the Sierra’s common stock. Simultaneously, pursuant to the Agreement and Plan of Merger (the “MDLY Merger Agreement”), dated as of August 9, 2018, by and among MDLY, Sierra, and Sierra Management, Inc., a newly formed Delaware corporation and a wholly owned subsidiary of Sierra (“Merger Sub”), MDLY would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the Merger (the “MDLY Merger” together with the MCC Merger, the “Mergers”), and MDLY’s existing asset management business would continue to operate as a wholly owned subsidiary of the Combined Company. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries) would be converted into the right to receive (i) 0.3836 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders would have the right to receive certain dividends and/or other payments.

On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger. In the MCC Merger, each share of the Company’s common stock (other than shares of the Company’s common stock held by the Company, Sierra or their respective wholly owned subsidiaries) will be exchanged for the right to receive (i) 0.68 shares of Sierra’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the FrontFour Action, as described below (such fees and expenses, the “Plaintiff Attorney Fees”), are less than or equal to $10,000,000; (ii) 0.66 shares of Sierra’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of Sierra’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of Sierra’s common stock in the event that the Plaintiff Attorney Fees are not determined prior to the closing of the MCC Merger (such ratio, the “MCC Merger Exchange Ratio”).

In addition, on July 29, 2019, Sierra and MDLY announced the execution of the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among MDLY, Sierra, and Merger Sub, pursuant to which MDLY will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a Medley LLC unitholder, will be exchanged for (i) 0.2668 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY Class A common stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by Medley LLC unitholders will be exchanged for (i) 0.2072 shares of Sierra’s common stock; plus (ii) cash in an amount equal to $2.66 per share.

Pursuant to terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If both Mergers are successfully consummated, Sierra’s common stock would be listed on the NYSE, with such listing expected to be effective as of the closing date of the Mergers, and Sierra’s common stock will be listed on the Tel Aviv Stock Exchange (“TASE”), with such listing expected to be effective as of the closing date of the MCC Merger. If, however, only the MDLY Merger is consummated, Sierra’s common stock would be listed on the NYSE. If both Mergers are successfully consummated, the investment portfolios of MCC and Sierra would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary. If only the MDLY Merger is consummated, the investment portfolios of MCC and Sierra would not be combined; however, the investment management function relating to the operation of Sierra, as the surviving company, would still be internalized (the “Sierra/MDLY Company”) and the Sierra/MDLY Company would be managed by MCC Advisors. The Mergers are subject to approval by the stockholders of the Company, Sierra, and MDLY, regulators, including the SEC, court approval of the Stipulation (as described below), other customary closing conditions and third-party consents. There is no assurance that any of the foregoing conditions will be satisfied.

On February 11, 2019, a purported stockholder class action was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, “FrontFour”), captioned as FrontFour Capital Group LLC, et al. v. Brook Taube et al., Case No. 2019-0100 (the “FrontFour Action”) against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, Sierra, the Company, MCC Advisors, Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to the Company’s stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC stockholders on the proposed merger and enjoin enforcement of certain provisions of the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and Sierra (the “MCC Merger Agreement”). The Court held a trial on the plaintiffs’ claims on March 6-7, 2019 and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Court denied the plaintiffs’ requests to (i) permanently enjoin the proposed merger and (ii) require the Company to conduct a “shopping process” for the Company on terms proposed by the plaintiffs in their complaint. The Court held that the Company’s directors breached their fiduciary duties in entering into the proposed merger, but rejected the plaintiffs’ claim that Sierra aided and abetted those breaches of fiduciary duties. The Court ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of the Company’s stockholders on the proposed merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information. On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Court of Chancery of the State of Delaware, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of the Company in connection with the vote of the Company’s stockholders on the proposed mergers. On April 8, 2019, the Court granted a stipulation consolidating the FrontFour Action and the Altman Action, designating the amended complaint in the FrontFour Action as the operative complaint, and designating the plaintiffs in the FrontFour Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On April 15, 2019, certain parties reached agreement on the principal terms of a settlement of the FrontFour Action, which were contained in a term sheet, dated April 15, 2019 (the “Settlement Term Sheet”). On July 29, 2019, MCC entered into a Stipulation of Settlement (and, as amended on August 8, 2019, the “Stipulation”) by and among the Company, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, MCC Advisors, Medley LLC and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of the Company, on the other hand, in connection with the FrontFour Action.

The Stipulation provides for the settlement of all claims brought against the Medley Parties in the FrontFour Action. Under the Stipulation, the Company agreed to seek the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”), which have been reflected in the amended and restated Merger Agreements annexed to the Stipulation. The Stipulation also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma net asset value reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Settlement Class (as defined in the Stipulation). Under the Stipulation, MDLY also consented to certain amendments to the Merger Agreements that have been reflected in the amended and restated Merger Agreements annexed to the Stipulation. In addition, in connection with the Stipulation, on July 29, 2019, the Company entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement.

The Stipulation also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the FrontFour Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the FrontFour Action and all claims that were or could have been asserted (other than claims against the Highland Parties, as defined in the Stipulation) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Settlement Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.

The Stipulation further provides that the Company and FrontFour shall work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision.

The Stipulation is subject to the approval of the Court. On September 26, 2019, FrontFour filed a motion seeking an order approving the Stipulation, and also moved for the Court to award plaintiffs’ counsel attorneys’ fees in the amount of $22 million and expenses in the amount of $420,334.97 (the “Fee Application”). The Court held a hearing to consider the Stipulation and the Fee Application on October 24, 2019.

On November 19, 2019, the Court issued a bench ruling approving the Stipulation. The Court also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and (ii) an award in an amount equal to 26% of the nominal value of the settlement fund, grossed up to include the amount of the lead plaintiffs’ counsel’s attorney’s fees, and excluding the portion of the fees borne by the class under the Amended MCC Merger Agreement, as well as an award of $100,000 relating to the composition of the board of directors of the post-Merger company (the “Contingent Fee Award” and, together with the Therapeutics Fee Award, the “Fee Awards”). The parties disagreed as to how to apply the formula that the Court indicated will be used to calculate the Contingent Fee Award. Accordingly, the parties submitted different forms of the proposed form of order and final judgment, as applicable, for review and entry by the Court, together with letter briefs setting forth their respective interpretations of the Court’s November 19, 2019 bench ruling. The Plaintiff contends that the amount of the Contingent Fee Award is fixed at $14,540,888. Defendants contend that the amount will be less than $14,540,888, but the actual amount cannot be determined prior to closing. The Therapeutics Fee Award will be payable within five (5) business days of the entry of an order and judgment by the Court. The Contingent Fee Award is contingent upon the closing of the MCC Merger, and will be due within five (5) business days of the closing of the MCC Merger and establishment of the Settlement Fund. The Fee Awards will be paid by MCC or its successor.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 946 (“ASC 946”). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the consolidated accounts of the Company and its wholly owned subsidiary Medley Small Business Fund, and its wholly owned Taxable Subsidiaries. All references made to the “Company,” “we,” and “us” herein include Medley Capital Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 10 of Regulation S-X of the Securities Act of 1933. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, which are of a normal recurring nature, that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated.

Cash, Restricted Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of September 30, 2019, we had $68.2 million in cash and cash equivalents, and $16.0 million of restricted cash, as it was restricted for the purposes of repaying principal and interest on our 6.55% Series A Notes due January 31, 2021 (the “Israeli 2021 Notes”), which was effective October 2, 2019.

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

Debt Issuance Costs

Debt issuance costs, incurred in connection with any credit facilities, unsecured notes and SBA Debentures (see Note 5) are deferred and amortized over the life of the respective credit facility or instrument.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the years ended September 30, 2019, 2018, and 2017, the Company earned approximately $7.2 million, $10.8 million, and $15.8 million in PIK interest, respectively.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. For the years ended September 30, 2019, 2018, and 2017, fee income was approximately $2.3 million, $4.5 million, and $6.6 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the years ended September 30, 2019, 2018, and 2017, $47.8 million, $73.0 million, and $42.9 million, respectively, of our realized losses were related to certain non-cash restructuring transactions, which is included in the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At September 30, 2019, certain investments in seven portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $22.3 million, or 5.6% of the fair value of our portfolio. At September 30, 2018, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $48.1 million, or 7.3% of the fair value of our portfolio. At September 30, 2017, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $72.5 million, or 8.7% of the fair value of our portfolio.

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

In addition, all of our investments are subject to the following valuation process:

•	the audit committee of our board of directors reviews the preliminary valuations of the valuation professionals, senior management and independent valuation firms; and

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

Recent Accounting Pronouncements

On June 16, 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This ASU is intended to introduce new guidance for the accounting for credit losses on instruments within scope based on an estimate of current expected credit losses. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The impact of this ASU on the Company's Consolidated Financial Statements is currently being evaluated.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (“ASU 2017-08”). The amendments in ASU 2017-08 require premiums on purchased callable debt securities to be amortized to the security’s earliest call date. Prior to this ASU, premiums and discounts on purchased callable debt securities were generally required to be amortized to the security’s maturity date. The amendments in ASU 2017-08 do not require any changes to treatment of securities held at a discount. ASU 2017-08 is effective for the Company October 1, 2019, with early adoption permitted. The company has evaluated ASU 2017-08, and does not expect the amendments to have a material impact on its consolidated financial statements.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There is no provision for federal excise tax for the calendar year ended 2018 accrued at September 30, 2019. For the calendar year ended December 31, 2017, and 2016, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains. Accordingly, with respect to the calendar year ended December 31, 2017, and 2016, an excise tax expense of $0.2 million and $0.3 million was recorded in the fiscal years ended September 30, 2018 and 2017, respectively.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of September 30, 2019 and 2018, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the year ended September 30, 2019, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments. For the years ended September 30, 2018 and 2017, the change in provision for deferred taxes on the unrealized depreciation on investments was $0.5 million and $1.1 million, respectively.

As of September 30, 2019 the Company has a net deferred tax asset of $20.9 million consisting primarily of net operating losses and net unrealized losses on the investments held within its Taxable Subsidiaries. For the year ended September 30, 2019 the Company booked a valuation allowance of $20.9 million against its net deferred tax asset.

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

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended September 30, 2019, 2018 and 2017, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of distributions and closing fees as follows:

	For the years ended September 30
	2019	2018	2017
Capital in excess of par value	$(16,882,923)	$(157,925)	$(267,183)
Accumulated undistributed net investment income/(loss)	23,174,206	280,924	3,746,825
Accumulated net realized gain/(loss) from investments	(6,291,283)	(122,999)	(3,479,642)

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended September 30, 2019, 2018 and 2017 were as follows:

	For the years ended September 30
	2019	2018	2017
Ordinary income	$—	$22,025,185	$41,400,401
Distributions of long-term capital gains	—	—	—
Return of capital	8,171,130	6,301,403	—
Distributions on a tax basis	$8,171,130	$28,326,588	$41,400,401

For federal income tax purposes, the cost of investments owned at September 30, 2019, 2018 and 2017 were approximately $464.9 million, $757.9 million, and $903.8 million, respectively.

At September 30, 2019, 2018 and 2017, the components of distributable earnings/(accumulated deficits) on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain fee income and organizational expenses, as follows:

	For the years ended September 30
	2019	2018	2017
Undistributed ordinary income	$—	$—	$17,570,891
Accumulated capital and other losses(1)	(389,066,323)	(268,569,450)	(177,904,733)
Other temporary differences	(122,274)	(6,429,766)	(17,099,606)
Unrealized appreciation/(depreciation)	(67,966,064)	(102,463,301)	(67,237,807)
Components of distributable earnings/(accumulated deficits) at year end	$(457,154,661)	$(377,462,517)	$(244,671,255)

(1)
Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2019, the Company a had long-term capital loss carryforward available to offset future realized capital gains of $389,066,323.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at September 30, 2019. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of September 30, 2019 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$243,342	52.0%	$192,770	48.6%
Senior Secured Second Lien Term Loans	39,089	8.4	36,508	9.2
Senior Secured First Lien Notes	—	—	—	—
Unsecured Debt	2,653	0.6	2,653	0.7
MCC Senior Loan Strategy JV I LLC	78,575	16.8	69,949	17.6
Equity/Warrants	103,989	22.2	95,009	23.9
Total	$467,648	100.0%	$396,889	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At September 30, 2019 and 2018, the total fair value of warrants was $24,983 and $1.0 million, respectively, and were included in investments at fair value on the Consolidated Statement of Assets and Liabilities. During the year ended September 30, 2019, the Company exercised its warrant positions in one portfolio company in exchange for common stock in Avantor, Inc., forfeited its warrant positions in another portfolio company, and acquired additional warrants in one of an existing portfolio company. During the year ended September 30, 2018, the Company acquired two warrant positions.

Total unrealized depreciation related to warrants for the years ended September 30, 2019, 2018, and 2017 was $0.5 million, $1.3 million, and $3.4 million, respectively, and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2019 (dollars in thousands):

	Fair Value	Percentage
Multisector Holdings	$69,949	17.6%
Construction & Building	59,608	15.0
Services: Business	49,512	12.5
High Tech Industries	38,254	9.6
Healthcare & Pharmaceuticals	25,698	6.5
Energy: Oil & Gas	23,632	6.0
Hotel, Gaming & Leisure	21,127	5.3
Wholesale	13,850	3.5
Services: Consumer	13,278	3.3
Containers, Packaging & Glass	12,637	3.2
Capital Equipment	10,680	2.7
Automotive	10,375	2.6
Banking, Finance, Insurance & Real Estate	10,000	2.5
Aerospace & Defense	8,604	2.2
Consumer goods: Non-durable	6,326	1.6
Consumer goods: Durable	6,170	1.6
Environmental Industries	3,991	1.0
Metals & Mining	3,436	0.9
Forest Products & Paper	2,830	0.7
Media: Broadcasting & Subscription	2,408	0.6
Chemicals, Plastics & Rubber	2,277	0.6
Media: Advertising, Printing & Publishing	1,715	0.4
Retail	532	0.1
Total	$396,889	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2018 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$95,021	14.5%
Construction & Building	92,850	14.2
Multisector Holdings	78,371	12.0
High Tech Industries	65,662	10.0
Healthcare & Pharmaceuticals	46,020	7.0
Energy: Oil & Gas	45,584	7.0
Aerospace & Defense	36,714	5.6
Hotel, Gaming & Leisure	32,487	5.0
Containers, Packaging & Glass	24,219	3.7
Banking, Finance, Insurance & Real Estate	22,587	3.4
Wholesale	18,515	2.8
Services: Consumer	16,940	2.6
Consumer goods: Durable	15,307	2.3
Automotive	13,027	2.0
Capital Equipment	12,944	2.0
Metals & Mining	8,814	1.3
Consumer goods: Non-durable	6,252	0.9
Retail	5,802	0.9
Media: Broadcasting & Subscription	5,703	0.9
Chemicals, Plastics & Rubber	4,078	0.6
Environmental Industries	3,283	0.5
Media: Advertising, Printing & Publishing	2,750	0.4
Forest Products & Paper	2,500	0.4
Total	$655,430	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at September 30, 2019 (dollars in thousands):

	Fair Value	Percentage
Northeast	$143,795	36.2%
West	88,412	22.3
Midwest	76,001	19.2
Southeast	48,089	12.1
Southwest	24,658	6.2
Mid-Atlantic	15,934	4.0
Total	$396,889	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2018 (dollars in thousands):

	Fair Value	Percentage
Northeast	$167,803	25.6%
West	155,519	23.7
Midwest	118,291	18.1
Southeast	76,676	11.7
Mid-Atlantic	71,962	11.0
Southwest	65,179	9.9
Total	$655,430	100.0%

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the years ended September 30, 2019 and 2018 were as follows:

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2018	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2019	Income Earned

Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$8,984,232	$319,913	$—	$—	$—	$9,304,145	$688,498
	Senior Secured First Lien Term Loan B	19,725,217	142,757	—	(13,981,082)	—	5,886,892	752,483
	Senior Secured First Lien Term Loan C	—	1,170,014	—	—	—	1,170,014	22,203
	Senior Secured First Lien Term Loan D	—	224,456	—	—	—	224,456	546
	Revolving Credit Facility	3,593,693	793,332	—	—	—	4,387,025	247,920
	Equity	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	5,876,279	—	—	(3,367,190)	—	2,509,089	(25,391)
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	—	—	—	—	—	—
	Preferred Equity Series AAA	(172,800)	72,000	—	—	—	(100,800)	—
	Equity	—	—	—	—	—	—	—
Brantley Transportation LLC	Senior Secured First Lien Term Loan	2,882,800	(1,329,030)	—	6,117,200	(7,670,970)	—	—
	Senior Secured First Lien Delayed Draw Term Loan	503,105	(503,105)	—	—	—	—	35,561
	Equity	—	—	—	—	—	—	—
Caddo Investors Holdings 1 LLC	Equity	2,500,000	26,373	—	303,678	—	2,830,051	(61,927)
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	—	—	7,824,975	(6,560,134)	—	1,264,841	(393,474)
	Revolving Credit Facility	—	(776,898)	1,322,001	—	—	545,103	65,754
	Equity	—	—	—	—	—	—	—
JFL-NGS Partners, LLC	Preferred Equity A-2	31,468,755	(11,318,071)	—	—	—	20,150,684	924,898
	Preferred Equity A-1	4,072,311	(1,464,650)	—	—	—	2,607,661	119,689
	Equity	9,825,804	—	—	9,270,567	—	19,096,371	—
JFL-WCS Partners, LLC	Preferred Equity Class A	1,166,292	69,977	—	—	—	1,236,269	72,830
	Equity	215,116	—	—	2,539,925	—	2,755,041	—
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	—	1,766,511	—	—	—	1,766,511	72,332
	Senior Secured First Lien Delayed Draw Term Loan	—	706,604	—	—	—	706,604	28,932
	Equity	—	962,717	—	—	—	962,717	—
Path Medical, LLC	Senior Secured First Lien Term Loan	—	1,473,135	7,821,824	(449,792)	—	8,845,167	1,148,712

	Senior Secured First Lien Term Loan A	—	476,477	2,808,500	(237,504)	—	3,047,473	364,754
	Senior Secured First Lien Term Loan C	—	344,463	—	(172)	—	344,291	70,514
	Equity	—	—	499,751	(499,751)	—	—	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	667,000
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$100,640,804	$(6,843,025)	$20,277,051	$(6,864,255)	$(7,670,970)	$99,539,605	$4,801,834

Controlled Investments
Capstone Nutrition	Senior Secured First Lien Term Loan	$12,657,663	$(1,884,717)	$—	$8,188,908	$(18,961,854)	$—	$(34,719)
	Senior Secured First Lien Delayed Draw Term Loan	5,692,096	(847,549)	—	3,994,770	(8,839,317)	—	—
	Senior Secured First Lien Incremental Delayed Draw Term Loan	2,242,721	(2,242,721)	—	—	—	—	488,373
	Equity - Class B and C Units	—	—	—	12	(12)	—	—
	Equity - Common Units	—	—	—	400,003	(400,003)	—	—
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	78,370,891	—	—	(8,421,921)	—	69,948,970	8,050,000
NVTN LLC	Senior Secured First Lien Term Loan	4,005,990	250,000	—	—	—	4,255,990	270,259
	Senior Secured First Lien Term Loan B	11,837,367	467,729	—	(5,152,744)	—	7,152,352	352,280
	Senior Secured First Lien Term Loan C	7,479,397	90,657	—	(7,570,054)	—	—	—
	Equity	—	—	—	—	—	—	—
OmniVere, LLC	Senior Secured First Lien Term Loan	—	—	—	22,880,599	(22,880,599)	—	(2,822)
	Senior Secured First Lien Term Loan	1,374,048	661,225	—	2,963,001	(4,998,274)	—	—
	Unsecured Debt	—	—	—	22,727,575	(22,727,575)	—	(2,205)
	Equity	—	—	—	872,698	(872,698)	—	—
TPG Plastics LLC	Senior Secured Second Lien Term Loan	401,346	(48,362)	—	—	—	352,984	38,253
	Unsecured Debt	360,000	(21,780)	—	—	(59,410)	278,810	27,281
	Unsecured Debt	646,996	(646,996)	—	—	—	—	2,163
	Equity	2,670,154	646,996	—	(1,672,399)	—	1,644,751	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	15,112,754	3,792,649	—	—	—	18,905,403	1,824,940
	Preferred Equity	5,850,795	702,095	—	(1,638,223)	—	4,914,667	175,043
	Equity	12,937,518	—	—	(12,937,518)	—	—	—
Total Controlled Investments		$161,639,736	$919,226	$—	$24,634,707	$(79,739,742)	$107,453,927	$11,188,846

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2017	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2018	Income Earned

Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$8,984,232	$—	$—	$—	$—	$8,984,232	$629,767
	Senior Secured First Lien Term Loan B	19,746,290	2,618,635	—	(2,639,708)	—	19,725,217	2,713,056
	Revolving Credit Facility	—	3,593,693	—	—	—	3,593,693	129,351
	Equity	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	8,340,525	105,860	—	(2,570,106)	—	5,876,279	212,656
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	—	—	—	—	—	—
	Preferred Equity Series AAA	43,200	536,000	—	(752,000)	—	(172,800)	—
	Equity	—	—	—	—	—	—	—
Brantley Transportation LLC	Senior Secured First Lien Term Loan	7,719,520	—	—	(4,836,720)	—	2,882,800	—
	Senior Secured First Lien Delayed Draw Term Loan	668,105	(165,000)	—	—	—	503,105	41,950
	Equity	—	—	—	—	—	—	—
Caddo Investors Holdings 1 LLC	Equity	—	2,500,000	—	—	—	2,500,000	89,688
JFL-NGS Partners, LLC	Preferred Equity A-2	30,552,190	916,565	—	—	—	31,468,755	924,928
	Preferred Equity A-1	3,953,700	118,611	—	—	—	4,072,311	119,693
	Equity	63,603	—	—	9,762,201	—	9,825,804	—
JFL-WCS Partners, LLC	Preferred Equity Class A	—	1,166,292	—	—	—	1,166,292	47,738
	Equity	—	129,588	—	85,528	—	215,116	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	667,000
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$90,071,365	$11,520,244	$—	$(950,805)	$—	$100,640,804	$5,575,827

Controlled Investments
Capstone Nutrition	Senior Secured First Lien Term Loan	$18,002,715	$43,174	$—	$(5,388,226)	$—	$12,657,663	$—
	Senior Secured First Lien Delayed Draw Term Loan	7,789,760	532,868	—	(2,630,532)	—	5,692,096	—
	Senior Secured First Lien Incremental Delayed Draw	—	2,242,721	—	—	—	2,242,721	222,325
	Equity - Class B and C Units	—	—	—	—	—	—	—
	Equity - Common Units	—	—	—	—	—	—	—
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	56,137,946	22,487,500	—	(254,555)	—	78,370,891	7,021,875
NVTN LLC	Senior Secured First Lien Term Loan	3,505,990	500,000	—	—	—	4,005,990	221,859

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2017	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2018	Income Earned

	Senior Secured First Lien Term Loan B	10,604,502	1,232,865	—	—	—	11,837,367	1,252,532
	Senior Secured First Lien Term Loan C	6,518,046	961,351	—	—	—	7,479,397	977,701
	Equity	9,550,922	—	—	(9,550,922)	—	—	—
OmniVere, LLC	Senior Secured First Lien Term Loan	24,500,205	—	—	(24,500,205)	—	—	—
	Senior Secured First Lien Term Loan	1,409,669	2,927,380	—	(2,963,001)	—	1,374,048	152,997
	Unsecured Debt	—	—	—	—	—	—	—
	Equity	—	—	—	—	—	—	—
TPG Plastics LLC	Senior Secured Second Lien Term Loan	—	—	401,346	—	—	401,346	7,153
	Unsecured Debt	—	—	360,000	—	—	360,000	12,921
	Unsecured Debt	—	—	646,996	—	—	646,996	2,322
	Equity	—	—	2,670,154	—	—	2,670,154	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	14,966,563	146,191	—	—	—	15,112,754	1,540,982
	Preferred Equity	5,500,000	350,795	—	—	—	5,850,795	691,600
	Equity	12,937,518	—	—	—	—	12,937,518	—
Total Controlled Investments		$171,423,836	$31,424,845	$4,078,496	$(45,287,441)	$—	$161,639,736	$12,104,267

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

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the years ended September 30, 2019, 2018 and 2017. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the years ended September 30, 2019, 2018 and 2017.

Loan Participation Sales

The Company may sell portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At September 30, 2019, there were two participation agreements outstanding with an aggregate fair value of $6.5 million. At September 30, 2018, there were four participation agreements outstanding with an aggregate fair value of $22.0 million. The transfer of the participated portion of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. In each case, the Company’s loan participation agreements satisfy the following conditions:

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

During the years ended September 30, 2019, 2018 and 2017, the Company collected interest and principal payments on behalf of the participant in aggregate amounts of $3.7 million, $21.8 million and $11.7 million, respectively. Under the terms of the participation agreements, the Company will collect and remit periodic payments to the participant equal to the participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

As of September 30, 2019, MCC JV had total capital commitments of $100.0 million, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $89.8 million was funded as of September 30, 2019 relating to these commitments, of which $78.6 million was from the Company. As of September 30, 2019, MCC JV’s board of managers had approved advances of capital of up to $0.3 million of the remaining capital commitments, of which $0.2 million is from the Company.

On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG (“CS”) with commitments of $100 million subject to leverage and borrowing base restrictions. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. The JV Facility bears interest at a rate of LIBOR (with no minimum + 2.50% per annum. On March 29, 2019, the JV Facility reinvestment period was extended to June 28, 2019 from March 30, 2019. On June 28, 2019, the JV Facility reinvestment period was extended to October 28, 2019. The stated maturity date was not impacted by the JV Facility reinvestment period extension and remained March 30, 2022. As of September 30, 2019 and 2018, there was approximately $179.3 million outstanding under the JV Facility.

At September 30, 2019 and 2018, MCC JV had total investments at fair value of $249.3 million and $251.9 million, respectively. As of September 30, 2019 and 2018, MCC JV’s portfolio was comprised of senior secured first lien term loans to 61 and 56 borrowers, respectively. As of September 30, 2019 and 2018, certain investments in one portfolio company held by MCC JV were on non-accrual status.

Below is a summary of MCC JV’s portfolio, excluding equity investments, followed by a listing of the individual investments in MCC JV’s portfolio as of September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Senior secured loans(1)	$261,170,437	$256,547,053
Weighted average current interest rate on senior secured loans(2)	7.17%	7.39%
Number of borrowers in MCC JV	61	56
Largest loan to a single borrower(1)	$10,884,644	$11,115,786
Total of five largest loans to borrowers(1)	$43,626,877	$47,982,607

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at par.

MCC JV Loan Portfolio as of September 30, 2019

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	$10,884,644	$10,884,644	$10,635,385	13.3%
				10,884,644	10,884,644	10,635,385

Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	11/22/2023	724,217	722,980	720,162	0.9%
				724,217	722,980	720,162

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

AL Midcoast Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/1/2025	4,330,542	4,297,473	4,246,963	5.3%
				4,330,542	4,297,473	4,246,963

Brightspring Health Services	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.50%)(1)	3/5/2026	3,990,000	3,941,288	3,990,000	5.0%
				3,990,000	3,941,288	3,990,000

Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	1/4/2026	2,774,187	2,724,326	2,801,929	3.5%
				2,774,187	2,724,326	2,801,929

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,348,750	5,316,921	5,172,776	6.5%
				5,348,750	5,316,921	5,172,776

CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	1,354,100	1,348,742	1,324,581	1.7%
		Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	598,500	598,500	584,908	0.7%
				1,952,600	1,947,242	1,909,489

Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(1)	7/1/2026	5,000,000	4,951,590	4,940,000	6.2%
				5,000,000	4,951,590	4,940,000

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	4,131,900	4,067,981	3,770,359	4.7%
				4,131,900	4,067,981	3,770,359

Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	10/10/2025	1,960,188	1,897,299	1,594,220	2.0%
				1,960,188	1,897,299	1,594,220

GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/1/2025	3,445,086	3,399,335	3,400,989	4.3%
				3,445,086	3,399,335	3,400,989

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,908,397	2,903,827	2,641,697	3.3%
				2,908,397	2,903,827	2,641,697

Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/23/2024	4,900,375	4,886,582	4,618,604	5.8%
				4,900,375	4,886,582	4,618,604

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/20/2023	4,188,348	4,188,348	4,163,637	5.2%
				4,188,348	4,188,348	4,163,637

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)(4)	6/30/2022	1,818,750	1,805,750	1,421,353	1.8%
				1,818,750	1,805,750	1,421,353

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	4/26/2025	4,066,176	4,055,443	3,601,412	4.5%
				4,066,176	4,055,443	3,601,412

The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	7,800,000	7,757,145	5,187,780	6.5%
				7,800,000	7,757,145	5,187,780

Infogroup, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	4/3/2023	4,875,000	4,846,330	4,748,738	5.9%
				4,875,000	4,846,330	4,748,738

Intermedia Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2025	2,977,500	2,952,588	2,973,034	3.7%
				2,977,500	2,952,588	2,973,034

Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	7/1/2026	2,750,000	2,732,906	2,732,400	3.4%
				2,750,000	2,732,906	2,732,400

Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/16/2025	2,788,268	2,775,502	2,115,738	2.6%
				2,788,268	2,775,502	2,115,738

Jackson Hewitt Tax Service Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.25%)(1)	5/31/2023	5,850,000	5,850,000	5,811,390	7.3%
				5,850,000	5,850,000	5,811,390

Jordan Health Products I, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/15/2025	5,181,776	5,118,971	4,378,601	5.5%
				5,181,776	5,118,971	4,378,601

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	6,162,699	6,086,349	5,972,888	7.5%
				6,162,699	6,086,349	5,972,888

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	4,871,364	4,807,569	3,975,033	5.0%
				4,871,364	4,807,569	3,975,033

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	4,836,393	4,821,161	4,759,978	6.0%
				4,836,393	4,821,161	4,759,978

Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	3,029,375	3,029,375	2,880,027	3.6%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	615,125	615,125	584,799	0.7%
				3,644,500	3,644,500	3,464,826

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	7/14/2022	2,446,853	2,443,556	2,442,205	3.1%
				2,446,853	2,443,556	2,442,205

NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/1/2025	2,977,500	2,964,722	2,903,360	3.6%

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

				2,977,500	2,964,722	2,903,360

Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/28/2025	4,186,250	4,169,745	3,984,054	5.0%
				4,186,250	4,169,745	3,984,054

Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	9/29/2025	3,543,616	3,512,593	3,477,350	4.3%
		Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	9/29/2025	519,107	519,107	509,399	0.6%
		Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	9/29/2025	716,005	716,005	702,616	0.9%
				4,778,728	4,747,705	4,689,365

Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(1)	6/22/2026	3,663,385	3,628,046	3,613,477	4.5%
				3,663,385	3,628,046	3,613,477

Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	3,406,439	3,395,256	3,384,979	4.2%
				3,406,439	3,395,256	3,384,979

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/19/2022	6,345,900	6,333,392	6,092,064	7.6%
				6,345,900	6,333,392	6,092,064

Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/3/2024	3,041,842	3,018,790	2,992,564	3.7%
				3,041,842	3,018,790	2,992,564

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor, 2% PIK)(1)(5)	11/30/2023	4,880,028	4,562,638	4,562,338	5.7%
		Class C Common Stock		1	—	—
				4,880,029	4,562,638	4,562,338

PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/5/2024	1,972,350	1,964,300	1,912,137	2.4%
				1,972,350	1,964,300	1,912,137

Quantum Spatial, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	9/5/2024	5,000,000	5,000,000	5,000,000	6.3%
				5,000,000	5,000,000	5,000,000

Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	4/2/2026	6,982,500	6,957,391	6,885,443	8.6%
				6,982,500	6,957,391	6,885,443

RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/29/2025	3,960,000	3,926,377	3,960,000	5.0%
				3,960,000	3,926,377	3,960,000

Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	5/25/2023	4,080,727	4,063,983	4,014,619	5.0%
				4,080,727	4,063,983	4,014,619

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)(1)	2/3/2025	3,422,875	3,417,582	3,297,255	4.1%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	2/3/2025	1,335,880	1,288,373	1,288,055	1.6%
				4,758,755	4,705,955	4,585,310

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	2/28/2022	2,645,536	2,619,767	2,503,471	3.1%
				2,645,536	2,619,767	2,503,471

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	7/1/2026	2,244,375	2,238,962	2,249,986	2.8%
				2,244,375	2,238,962	2,249,986

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	9/1/2022	4,820,605	4,762,317	4,775,291	6.0%
		Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	9/1/2022	1,871,234	1,871,234	1,853,644	2.3%
				6,691,839	6,633,551	6,628,935

Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	9,825,000	9,788,662	9,825,000	12.3%
				9,825,000	9,788,662	9,825,000

Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	11/11/2024	3,918,993	3,909,644	3,821,018	4.8%
				3,918,993	3,909,644	3,821,018

Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	2/27/2022	3,482,500	3,482,500	3,482,500	4.4%
				3,482,500	3,482,500	3,482,500

SMB Shipping Logistics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	2/5/2024	2,465,807	2,446,381	2,453,478	3.1%
				2,465,807	2,446,381	2,453,478

Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/9/2023	3,935,050	3,907,819	3,695,799	4.6%
				3,935,050	3,907,819	3,695,799

The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/28/2021	4,348,644	4,348,644	4,325,596	5.4%
				4,348,644	4,348,644	4,325,596

ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	10/11/2024	6,674,943	6,659,353	6,674,943	8.3%
				6,674,943	6,659,353	6,674,943

Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	1/31/2025	2,437,875	2,428,557	2,392,287	3.0%
				2,437,875	2,428,557	2,392,287

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	9/2/2024	3,759,999	3,746,467	3,699,087	4.6%
				3,759,999	3,746,467	3,699,087

Vero Parent, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/16/2024	3,915,475	3,891,393	3,886,109	4.9%
				3,915,475	3,891,393	3,886,109

Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	9/11/2026	4,975,000	4,925,465	4,925,250	6.2%
				4,975,000	4,925,465	4,925,250

Wheels Up Partners LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.55%, 1.00% LIBOR Floor)(1)	10/15/2021	3,633,328	3,575,903	3,569,381	4.5%
				3,633,328	3,575,903	3,569,381

Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	3/1/2026	6,616,750	6,563,551	5,599,756	7.0%
				6,616,750	6,563,551	5,599,756

Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	4/30/2026	2,225,672	2,208,221	2,225,672	2.8%
				2,225,672	2,208,221	2,225,672

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	2/12/2024	8,134,734	8,134,734	8,114,397	10.1%
				8,134,734	8,134,734	8,114,397

Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,596,000	2,596,000	2,498,910	3.1%
				2,596,000	2,596,000	2,498,910

Total Investments, September 30, 2019				$261,170,438	$259,371,480	$249,342,871	311.9%

(1)	Represents the annual current interest rate as of September 30, 2019. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	Percentage is based on MCC JV's net assets of $79,941,680 as of September 30, 2019.

(4)	This investment was on non-accrual status as of September 30, 2019.

(5)	Par amount includes accumulated PIK interest and is net of repayments.

MCC JV Loan Portfolio as of September 30, 2018

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	$11,115,786	$11,115,786	$11,115,786	12.4%
				11,115,786	11,115,786	11,115,786

Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	11/22/2023	2,942,775	2,936,535	2,942,775	3.3%
				2,942,775	2,936,535	2,942,775

Avantor, Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	11/21/2024	5,528,200	5,455,199	5,583,482	6.2%
				5,528,200	5,455,199	5,583,482

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

BW NHHC HOLDCO INC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(1)	5/15/2025	6,284,250	6,184,580	6,170,505	6.9%
				6,284,250	6,184,580	6,170,505

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,403,750	5,363,877	5,402,669	6.0%
				5,403,750	5,363,877	5,402,669

CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2023	3,428,127	3,392,563	3,370,192	3.8%
				3,428,127	3,392,563	3,370,192

CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	2,867,813	2,854,412	2,853,473	3.2%
				2,867,813	2,854,412	2,853,473

Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.50%)(1)	10/4/2024	7,634,615	7,613,184	7,584,990	8.5%
		Delayed Draw Term Loan (LIBOR + 4.50%)(1)	10/4/2024	2,297,782	2,297,782	2,282,846	2.5%
				9,932,397	9,910,966	9,867,836

CP OPCO, LLC	Services: Consumer	Senior Secured First Lien Term Loan B (ABR + 5.50% PIK, 5.25% ABR Floor)(1)(3)	4/1/2019	242,807	213,451	41,301	0.0%
		Senior Secured First Lien Term Loan C (ABR + 8.50% PIK, 5.25% ABR Floor)(1)(3)	4/1/2019	1,826,953	717,016	—	0.0%
		Senior Secured First Lien Term Loan D (ABR + 7.00% PIK, 5.25% ABR Floor)(1)(3)	4/1/2019	1,038,290	—	—	0.0%
		Equity - 41 Common Units	4/1/2019	—	—	—	0.0%
				3,108,050	930,467	41,301

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	4,175,053	4,080,739	4,064,414	4.5%
				4,175,053	4,080,739	4,064,414

Deliver Buyer, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/1/2024	531,987	530,704	530,657	0.6%
				531,987	530,704	530,657

DigiCert, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	10/31/2024	1,488,750	1,482,238	1,488,750	1.7%
				1,488,750	1,482,238	1,488,750

Elite Comfort Solutions, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	1/15/2021	5,507,602	5,507,602	5,507,602	6.1%
				5,507,602	5,507,602	5,507,602

GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/1/2025	3,750,000	3,713,265	3,712,500	4.1%
				3,750,000	3,713,265	3,712,500

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,938,931	2,930,787	2,656,795	3.0%
				2,938,931	2,930,787	2,656,795

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/23/2024	4,950,125	4,933,531	4,950,125	5.5%
				4,950,125	4,933,531	4,950,125

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/20/2023	8,792,361	8,792,361	8,792,361	9.9%
				8,792,361	8,792,361	8,792,361

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/30/2022	1,820,455	1,802,712	1,694,479	1.9%
		Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/30/2022	12,358	12,238	11,503	0.0%
				1,832,813	1,814,950	1,705,982

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	4/26/2025	4,107,353	4,094,567	4,114,746	4.6%
				4,107,353	4,094,567	4,114,746

The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	7,880,000	7,820,824	7,437,932	8.3%
				7,880,000	7,820,824	7,437,932

Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,925,000	4,887,744	4,905,300	5.5%
				4,925,000	4,887,744	4,905,300

Intermedia Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2025	3,000,000	2,970,580	2,970,000	3.3%
				3,000,000	2,970,580	2,970,000

Isagenix International, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/16/2025	2,937,813	2,922,007	2,894,920	3.2%
				2,937,813	2,922,007	2,894,920

Jackson Hewitt Tax Services Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	5/31/2023	6,000,000	6,000,000	6,000,000	6.7%
				6,000,000	6,000,000	6,000,000

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	6,225,584	6,131,648	6,194,456	6.9%
				6,225,584	6,131,648	6,194,456

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	4,999,557	4,919,799	4,960,560	5.5%
				4,999,557	4,919,799	4,960,560

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	5,423,077	5,400,078	5,450,192	6.1%
				5,423,077	5,400,078	5,450,192

Loparex International B.V.	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	4/11/2025	6,650,000	6,615,014	6,716,500	7.5%
				6,650,000	6,615,014	6,716,500

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	3,060,208	3,060,208	3,049,498	3.4%
		Delayed Draw Term Loan (LIBOR + 6.00%)(1)	12/8/2023	376,167	376,167	374,850	0.4%
				3,436,375	3,436,375	3,424,348

Midcoast Energy, LLC	Energy: Oil & gas	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/1/2025	4,000,000	3,960,877	4,005,200	4.5%
				4,000,000	3,960,877	4,005,200

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	7/14/2022	4,557,382	4,549,251	4,557,382	5.1%
				4,557,382	4,549,251	4,557,382

Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	3/28/2025	4,228,750	4,209,044	4,207,606	4.7%
				4,228,750	4,209,044	4,207,606

Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	3,441,288	3,427,525	3,441,288	3.8%
				3,441,288	3,427,525	3,441,288

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/19/2022	4,911,410	4,911,410	4,911,410	5.5%
				4,911,410	4,911,410	4,911,410

Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/3/2024	6,160,625	6,103,585	6,099,019	6.8%
				6,160,625	6,103,585	6,099,019

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	11/30/2021	4,875,423	4,875,423	4,807,655	5.4%
				4,875,423	4,875,423	4,807,655

PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/3/2024	1,992,273	1,982,463	1,982,311	2.2%
				1,992,273	1,982,463	1,982,311

Recorded Books Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.50%)(1)	8/29/2025	4,000,000	3,960,299	3,960,299	4.4%
				4,000,000	3,960,299	3,960,299

Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	5/25/2023	5,205,684	5,173,271	5,212,452	5.8%
				5,205,684	5,173,271	5,212,452

Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)(1)	2/3/2025	3,457,625	3,449,777	3,457,625	3.9%
				3,457,625	3,449,777	3,457,625

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	2/28/2022	2,720,536	2,683,070	2,720,808	3.0%
				2,720,536	2,683,070	2,720,808

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/30/2022	3,904,564	3,873,416	3,904,564	4.4%

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

				3,904,564	3,873,416	3,904,564

Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	9,925,000	9,881,191	9,925,000	11.1%
				9,925,000	9,881,191	9,925,000

Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	11/11/2024	5,211,928	5,196,997	5,191,602	5.8%
				5,211,928	5,196,997	5,191,602

SMB Shipping Logistics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	2/5/2024	2,493,671	2,469,513	2,468,735	2.8%
				2,493,671	2,469,513	2,468,735

Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/16/2024	3,955,025	3,921,489	3,955,025	4.4%
				3,955,025	3,921,489	3,955,025

Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/9/2023	4,975,000	4,930,568	4,975,000	5.6%
				4,975,000	4,930,568	4,975,000

The KEYW Corporation	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	5/8/2024	3,337,209	3,321,534	3,305,172	3.7%
				3,337,209	3,321,534	3,305,172

The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/28/2021	4,923,664	4,923,664	4,923,664	5.5%
				4,923,664	4,923,664	4,923,664

ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	10/11/2024	4,987,500	4,974,219	5,001,965	5.6%
				4,987,500	4,974,219	5,001,965

Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	1/31/2025	2,462,625	2,451,451	2,462,625	2.7%
				2,462,625	2,451,451	2,462,625

United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	9/1/2024	3,880,000	3,863,202	3,880,000	4.3%
				3,880,000	3,863,202	3,880,000

Vertex Aerospace Services Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 4.75%)(1)	6/29/2025	1,496,250	1,488,975	1,511,213	1.7%
				1,496,250	1,488,975	1,511,213

Wheels Up Partners LLC	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 8.55%, 1.00% LIBOR Floor)(1)	10/15/2021	4,437,529	4,333,078	4,380,729	4.9%
				4,437,529	4,333,078	4,380,729

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	2/12/2024	8,217,063	8,217,063	8,217,063	9.2%
				8,217,063	8,217,063	8,217,063

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(4)

Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,625,500	2,625,500	2,622,349	2.9%
				2,625,500	2,625,500	2,622,349

Total Investments, September 30, 2018				$256,547,053	$252,887,053	$251,913,920	281.2%

(1)	Represents the annual current interest rate as of September 30, 2018. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	This investment was on non-accrual status as of September 30, 2018.

(4)	Percentage is based on MCC JV's net assets of $89,580,037 as of September 30, 2018.

Below is certain summarized financial Information for MCC JV as of September 30, 2019 and 2018, and for the years ended September 30, 2019, 2018 and 2017:

	September 30, 2019	September 30, 2018
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (amortized cost of $259,371,480 and $252,887,053, respectively)	$249,342,871	$251,913,920
Cash	8,007,466	14,035,722
Other assets	1,466,352	2,614,208
Total assets	$258,816,689	$268,563,850

Line of credit (net of debt issuance costs of $1,552,067 and $1,408,462, respectively)	$177,694,223	$177,871,538
Other liabilities	472,737	379,030
Interest payable	708,049	733,245
Total liabilities	178,875,009	178,983,813
Members' capital	79,941,680	89,580,037
Total liabilities and members' capital	$258,816,689	$268,563,850

	For the years ended September 30
	2019	2018	2017
Selected Consolidated Statement of Operations Information:
Total revenues	$20,351,843	$17,017,831	$10,359,041
Total expenses	(10,962,484)	(9,054,415)	(5,239,634)
Net unrealized appreciation/(depreciation)	(9,055,476)	(1,358,880)	(181,485)
Net realized gain/(loss)	(772,239)	1,048,233	852,684
Net income/(loss)	$(438,356)	$7,652,769	$5,790,606

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

For the year ended September 30, 2019, the Company had no single Control Investment which would be deemed to be a significant subsidiary pursuant to Rules 3-09 and 4-08(g) of Regulation S-X.

After performing the income analysis for the year ended September 30, 2018, our investment in OmniVere, LLC exceeded the 10% threshold under Rule 4-08(g). Accordingly, the following tables show summarized unaudited financial information for OmniVere, LLC:

	September 30, 2018	September 30, 2017
Balance Sheet Data(1)(2)
Current assets	$4,382,427	$9,835,601
Non-current assets	$43,058,791	$49,299,270
Current liabilities	$4,443,543	$8,500,669
Non-current liabilities	$116,088,427	$99,679,770

	For the twelve months ended September 30, 2018	For the twelve months ended September 30, 2017	For the twelve months ended September 30, 2016
Summary of Operations(1)(2)
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

After performing the income analysis for the year ended September 30, 2017, our investment in NVTN LLC exceeded the 10% threshold under Rule 4-08(g). Accordingly, the following tables show summarized unaudited financial information for NVTN LLC:

	September 30, 2019	September 30, 2018
Balance Sheet Data(1)
Current assets	$3,008,546	$3,615,917
Non-current assets	$27,527,487	$33,770,103
Current liabilities	$2,651,531	$2,550,219
Non-current liabilities	$36,998,068	$32,474,480

	For the twelve months ended September 30, 2019	For the twelve months ended September 30, 2018	Period from November 9, 2016 through September 30, 2017
Summary of Operations(1)
Total revenues	$32,392,716	$31,260,430	$38,347,251
Cost of sales	8,175,612	7,920,057	9,289,103
Operating expenses	23,908,837	22,637,032	27,105,300
Other expenses	5,169,770	4,267,307	6,707,925
Net loss	$(4,861,503)	$(3,563,966)	$(4,755,077)

(1)	All amounts are unaudited.

(2)	Omnivere, LLC was liquidated in December of 2018. As such, summary financials are only posted through September 30, 2018.

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

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. During the year ended September 30 2019, none of our investments transferred in or out of Level 3.

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2019 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$192,770	$192,770
Senior Secured Second Lien Term Loans	—	—	36,508	36,508
Senior Secured First Lien Notes	—	—	—	—
Unsecured Debt	—	—	2,653	2,653
Equity/Warrants	13,850	—	78,329	92,179
Total	$13,850	$—	$310,260	$324,110
Investments measured at net asset value(1)				72,779
Total Investments, at fair value				$396,889

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended September 30, 2019 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2018	$395,015	$48,890	$19,268	$3,381	$107,955	$574,509
Purchases and other adjustments to cost	7,116	1,801	—	(647)	(9,783)	(1,513)
Originations	58,386	2,000	—	—	387	60,773
Sales	(144,081)	(11,828)	—	—	—	(155,909)
Settlements	(56,346)	(2,161)	(20,000)	(22)	(25,501)	(104,030)
Net realized gains/(losses) from investments	(97,534)	114	—	(22,787)	7,333	(112,874)
Net transfers in and/or out of Level 3	—	—	—	—	—	—
Net unrealized gains/(losses)	30,214	(2,308)	732	22,728	(2,062)	49,304
Balance as of September 30, 2019	$192,770	$36,508	$—	$2,653	$78,329	$310,260

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended September 30, 2018 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2017	$537,163	$135,826	$20,478	$—	$80,260	$773,727
Purchases and other adjustments to cost	25,218	1,028	6	3,381	6,344	35,977
Originations	106,664	17,093	—	—	20,245	144,002
Sales	(29,291)	(17,714)	(7,013)	—	—	(54,018)
Settlements	(135,524)	(75,460)	—	—	—	(210,984)
Net realized gains/(losses) from investments	(50,726)	(37,670)	239	—	(1,174)	(89,331)
Net transfers in and/or out of Level 3	—	—	7,067	—	59	7,126
Net unrealized gains/(losses)	(58,489)	25,787	(1,509)	—	2,221	(31,990)
Balance as of September 30, 2018	$395,015	$48,890	$19,268	$3,381	$107,955	$574,509

Net change in unrealized loss included in earnings related to investments still held as of September 30, 2019 and 2018, was approximately $43.4 million and $72.1 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended September 30, 2019, none of our investments transferred in or out of Level 3. During the year ended September 30, 2018, one of our senior secured first lien notes with a fair value of $7.1 million, and one of our warrant positions with a fair value of $0 transferred from Level 2 to Level 3 because of the decrease in availability of the transaction data or the inputs to the valuation.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2019 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$141,337	Income Approach (DCF)	Market yield	6.38% - 16.98% (10.49%)
Senior Secured First Lien Term Loans	43,960	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)/ Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Discount rate Expected Proceeds	0.25x - 0.25x (0.25x) 3.50x - 6.00x (4.95x) 9.00% - 18.70% (16.53%) $9.0M - $16.2M ($9.0M)
Senior Secured First Lien Term Loans	7,473	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Senior Secured Second Lien Term Loan	17,250	Income Approach (DCF)	Market yield	9.78% - 29.76% (14.66%)
Senior Secured Second Lien Term Loans	19,258	Market Approach (Guideline Comparable)/Income Approach (DCF)	EBITDA Multiple(1) Discount Rate	4.50x - 6.00x (5.97x) 16.40% - 16.40% (16.40%)
Unsecured Debt	850	Income Approach (DCF)	Market yield	7.43%
Unsecured Debt	1,803	Market Approach (Guideline Comparable)	EBITDA Multiple(1)	4.00x - 7.00x (6.54x)
Equity	75,983	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)/Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Discount rate Expected Proceeds	0.88x - 0.88x (0.69x) 3.50x - 9.50x (8.72x) 9.00% - 22.50% (14.68%) $16.2M - $47.5M ($53.1M)
Equity	2,346	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Total	$310,260

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

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks over specified time frames. The Earnout and AMI were initially recorded an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration will be remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of September 30, 2019, the fair value of the contingent consideration was $1.8 million. As of September 30, 2018 the Earnout and AMI had an aggregate fair value of $2.4 million.

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

As of September 30, 2019, the Company’s asset coverage was 184.2% after giving effect to leverage and therefore the Company’s asset coverage is below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders, including the payment of any dividend, and may not employ further leverage until the Company’s asset coverage is at least 200% after giving effect to such leverage.

The Company’s outstanding debt excluding debt issuance costs as of September 30, 2019 and 2018 was as follows (dollars in thousands):

	September 30, 2019				September 30, 2018
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value
2021 Notes	$74,013	$74,013	$74,013	$72,473	$74,013	$74,013	$74,013	$74,960
2023 Notes	77,847	77,847	77,847	74,453	89,847	89,847	89,847	89,128
Israeli 2021 Notes	105,137	105,137	105,137	104,604	121,276	121,276	121,276	112,993
SBA Debentures	—	—	—	—	135,000	135,000	135,000	135,000
Total	$256,997	$256,997	$256,997	$251,530	$420,136	$420,136	$420,136	$412,081

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

The following table shows the components of interest expense, commitment fees related to the Facilities, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities for the years ended September 30, 2019, 2018 and 2017 (dollars in thousands):

	For the years ended September 30
	2019	2018	2017
Revolving Facility interest	$—	$729	$586
Revolving Facility commitment fee	—	1,521	2,419
Term Facility interest	—	1,505	6,662
Amortization of debt issuance costs	—	1,087	2,870
Agency and other fees	—	138	77
Total	$—	$4,980	$12,614
Weighted average stated interest rate	—%	4.4%	4.0%
Weighted average outstanding balance	$—	$50,900	$182,711

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

2023 Notes

On March 18, 2013, the Company issued $60.0 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes,” and together with the 2021 Notes, the "U.S. Notes”). On March 26, 2013, the Company closed an additional $3.5 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes. As of March 30, 2016, the 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company's option. The 2023 Notes bear interest at a rate of 6.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2013. The 2023 Notes are listed on the NYSE and trade thereon under the trading symbol “MCV”.

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

Secured Notes

Israeli 2021 Notes

On January 26, 2018, the Company priced a debt offering in Israel of $121.3 million Israeli 2021 Notes (collectively with the U.S. Notes, the "Notes"). The Israeli 2021 Notes are listed on the TASE and denominated in New Israeli Shekels, but linked to the US Dollar at a fixed exchange rate which mitigates any currency exposure to the Company. The Israeli 2021 Notes have not been and will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements. In connection with this offering, we have dual listed our common stock on the TASE.

On August 12, 2019, the Company and its wholly owned subsidiaries, Medley Small Business Fund, LP (formerly known as Medley SBIC, LP) (“Medley Small Business Fund”) and Medley SLF Funding I LLC (“Medley SLF”), on the one hand, and the Trustee, on the other hand, entered into an amendment to the deed of trust (the “Deed”) governing the Israeli 2021 Notes (the “Amendment”). The Amendment amends the Deed by, among other things: (a) modifying Section 2.2 of the Deed to provide for full repayment of the Israeli 2021 Notes in eight (8) equal installments, each comprising twelve and one-half percent (12.5%) of the principal amount of the Israeli 2021 Notes, beginning on August 12, 2019 (the “Effective Date”) and ending on January 31, 2021, rather than four (4) equal annual installments, each comprising twenty five percent (25%) of the principal amount of the Israeli 2021 Notes, that were payable on February 27 of each of the years 2021-2024 (inclusive); (b) changing the interest payment dates for the Israeli 2021 Notes from semi-annual to quarterly except for the initial interest payment, which was paid on the Effective Date, and the final interest payment, which will be paid on January 31, 2021; (c) decreasing the annual interest rate on the Israeli 2021 Notes by 0.25% per annum on the Effective Date and further decreasing the annual interest rate on the Israeli 2021 Notes by 0.50% per annum if  the Mergers close, which further decrease will be effective upon the closing of the Mergers; (d) decreasing the minimum Total Net Asset covenant in Section 6.1.1 of the Deed from $275 million to $215 million; (e) modifying the acceleration event in Section 10.1.25 of the Deed to provide that it will occur if the credit rating on the Israeli 2021 Notes drops below (i) il/B of Maalot before November 30, 2019, (ii) il/BB- of Maalot during the period between December 1, 2019 and April 1, 2020, and (iii) il/BBB- of Maalot on or after April 1, 2020; (f) waiving the make-whole and market value payment requirements of Section 9.1.7 of the Deed for all early redemption payments on the Israeli 2021 Notes within eighteen (18) months following the Effective Date; (g) requiring each of Medley Small Business Fund and Medley SLF to guarantee all of the Company’s obligations under the Deed (including the Amendment) and the Israeli 2021 Notes and to grant security interests on all of their assets (the “Collateral”) to secure such guaranties and providing for the termination of the Medley SLF guaranty and release of the security interests in Medley SLF’s assets upon the closing of the Mergers, subject to certain limitations; (h) that the Company use principal collections from the

Collateral to make early redemption payments on the Israeli 2021 Notes, which payments will be applied in inverse order of the maturity of the required principal installment payments on the Israeli 2021 Notes; (i) providing for a waiver by the Trustee and the holders of the Israeli 2021 Notes of any right to accelerate the full balance of the amount due to the holders of the Israeli 2021 Notes based on any claims, allegations, actions, and/or rights that were raised, and/or resulting or deriving from certain claims or allegations as set forth in Section 19.1 of the Amendment; (j) providing for a waiver by the Trustee and the holders of the Israeli 2021 Notes of certain claims, demands, rights, and/or actions against and/or relating to the Company, its subsidiaries and/or affiliates and their respective employees (including their respective directors, officers, members of the Company’s board of directors, employees, stockholders, stakeholders and advisors); and (k) adding other definitions, representations and covenants to the Deed and making related conforming changes to the Deed. Pursuant to the Amendment, no prepayment penalties were due or payable in connection with the payment of principal made by the Company on the Effective Date.

The Deed (including the Amendment) includes certain customary covenants, including minimum net assets of $215 million and a maximum debt to total assets ratio of 70%. The date for determining compliance with these financial covenants is the date that the Company publishes its financial statements (i.e., in a quarterly report on Form 10-Q or an annual report on Form 10-K) with the SEC. If the Company does not satisfy these financial covenants for two consecutive quarters, it is an event of default under the Deed. If this event of default is expected to occur, the Company has the right to request the trustee for the Israeli 2021 Notes (the “Trustee”) to appoint an emergency committee of the three largest noteholders for the purpose of obtaining a one-quarter extension of time to satisfy the financial covenants. If the Company does not make this request and the breach occurs, or if the emergency committee does not grant the extension, then the Trustee is required to convene a meeting of the noteholders as described below.

In addition to not complying with the financial covenants as described above, the events of default include: (i) a change of control of the Company (defined in the Deed as MCC Advisors’ ceasing to provide investment management or advisory services to the Company); (ii) the Company not publishing a tender offer for the purchase of all of the Israeli 2021 Notes within 45 days; (iii) the Company not paying any amount due and payable to the holders of the Israeli 2021 Notes within seven business days after the payment due date; (iv) certain insolvency and receivership events with respect to the Company or with respect to all or substantially all of its assets, and (v) the Israeli 2021 Notes being delisted from the TASE or the TASE’s suspension of trading of the Israeli 2021 Notes for more than 60 days.

If an event of default occurs under the Deed, there is no automatic acceleration or mandatory redemption of the Israeli 2021 Notes. Rather, the Trustee is required to convene a meeting of the noteholders for a vote on whether to accelerate the Israeli 2021 Notes. Noteholders holding at least 50% of the principal amount of the Israeli 2021 Notes must be present at the meeting for a quorum to exist, and if a quorum exists, then the vote of a majority of the noteholders present at the meeting controls.

As of September 30, 2019, we have net assets of $216.4 million a maximum debt to total assets ratio of below 70%. Therefore, as of September 30, 2019, we were in compliance with the minimum net assets covenant under the Israeli 2021 Notes. However, if we experience realized losses or unrealized declines in the fair value of the Company’s portfolio investments due to either portfolio company specific or macro-economic factors, it is reasonably likely, absent injection of capital or waivers or an amendment to the covenants set forth in the Deed (including the Amendment), that we could not satisfy the minimum net assets covenant under the Israeli 2021 Notes as early as the date we publish financial statements for the quarter ending December 31, 2019, which would be no later than February 21, 2020. While there are no immediate consequences to breaching this financial covenant for a single period, if the Company reports net assets of less than $215 million for two consecutive quarters and does not obtain a one-quarter extension of time as described above, the holders of the Israeli 2021 Notes can require the Trustee to accelerate the Israeli 2021 Notes. In that regard, if the Company’s net assets are below $215 million as of December 31, 2019, and the Company’s net assets remain below $215 million as of March 31, 2020, and the Company does not obtain an extension of time for compliance as described above or an adequate waiver or amendment, then an event of default on the Israeli 2021 Notes will occur on the date that the Company publishes its quarterly report on Form 10-Q for the fiscal quarter ending March 31, 2020, which would be no later than May 11, 2020.

As of September 30, 2019, the Company’s net assets are $216.4 million, resulting in a cushion of approximately $1.4 million. It is reasonably likely that the Company’s net assets could decline by more than $1.4 million by December 31, 2019, which would result in a breach of the financial covenant described above.  To address these matters, we may pursue alternatives which could include discussions with the Trustee and holders of the Israeli 2021 Notes regarding potential waivers and/or an amendment to the covenants set forth in the Deed. Any such waivers or an amendment may be subject to conditions that may not be satisfied. If market or other conditions are not favorable, or if such discussions do not result in a favorable outcome, we may be unable to take any such actions or obtain waivers or an amendment from the trustee or holders of the Israeli 2021 Notes. In addition, the Company is also exploring the possibility of raising additional capital, which will have the effect of increasing the Company’s net assets, as another means to cure any future non-compliance with the financial covenants of the Deed. The Company continues to actively pursue the Mergers. If the Mergers are consummated, we expect it would result in the Company’s ability to comply with the financial covenants described above as the Combined Company is projected to have net assets well in excess of $215 million and debt to total assets ratio well below 70%. Alternatively, we believe we have the ability to sell certain portfolio investments and reduce other controllable cash outflows in order to increase our liquidity to levels sufficient to meet our debt obligations under the Israeli 2021 Notes and any other anticipated cash needs to meet our obligations as they become due.

The foregoing description of the terms of Israeli 2021 Notes, the Deed, and the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of each of the Deed and the Amendment incorporated by reference as an exhibit to this annual report on Form 10-K.

As described above, the following is a summary of the Collateral to secure the guarantee of all of the Company’s obligations under the Deed (including the Amendment) and the Israeli 2021 Notes by Medley Small Business Fund and Medley SLF as of September 30, 2019.

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value

Medley SLF Funding I LLC

Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)	11/16/2022	$5,061,750	$5,061,750	$5,020,244
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)	11/16/2022	2,444,350	2,444,350	2,424,306
				7,506,100	7,506,100	7,444,550

Barry's Bootcamp Holdings, LLC	Services: Consumer	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)	7/14/2022	4,400,000	4,400,000	4,400,000
				4,400,000	4,400,000	4,400,000

DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)	7/31/2025	6,084,750	6,084,750	5,995,304
				6,084,750	6,084,750	5,995,304

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 7.50% Cash, 1.00% LIBOR Floor)	2/15/2022	3,070,180	3,070,180	3,070,180
				3,070,180	3,070,180	3,070,180

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	8/18/2025	2,000,000	1,975,691	1,977,000
				2,000,000	1,975,691	1,977,000

US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	6/17/2021	6,670,000	6,670,000	6,670,000
				6,670,000	6,670,000	6,670,000

Subtotal Medley SLF Funding I LLC Investments				$29,731,030	$29,706,721	$29,557,034

Medley Small Business Fund, LP

Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)	7/14/2022	$7,609,499	$7,609,499	$7,609,499
				7,609,499	7,609,499	7,609,499

Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	4/24/2020	7,341,518	7,341,518	7,307,747
				7,341,518	7,341,518	7,307,747

Dermatologists of Southwestern Ohio, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)	4/20/2022	1,065,457	1,065,457	1,056,614
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)	4/20/2022	404,248	404,248	400,893
				1,469,705	1,469,705	1,457,507

FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)	3/30/2020	10,906,250	10,906,250	10,680,491
				10,906,250	10,906,250	10,680,491

Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)	6/27/2023	3,254,623	3,254,623	3,104,911

		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)	6/27/2023	9,430,010	9,430,010	8,996,229
				12,684,633	12,684,633	12,101,140

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	8/18/2022	8,839,450	8,839,450	8,424,880
				8,839,450	8,839,450	8,424,880

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt	7/31/2020	304,735	304,735	304,735
		Unsecured Debt	7/31/2021	304,735	304,735	304,735
				609,470	609,470	609,470

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)	9/1/2022	4,820,605	4,820,605	4,775,291
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)	9/1/2022	1,871,234	1,871,234	1,853,644
		Equity - 73,113.54 Common Units in CI (Summit) Investment Holdings LLC		—	736,905	658,022
				6,691,839	7,428,744	7,286,957

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)	7/31/2020	7,330,098	7,136,156	—
				7,330,098	7,136,156	—

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)	9/26/2024	3,611,900	3,611,900	3,611,900
				3,611,900	3,611,900	3,611,900

Subtotal Medley Small Business Fund, LP Investments				$67,094,362	$67,637,325	$59,089,591

Total Medley SLF Funding I LLC and Medley SLF Funding I LLC Investments				$96,825,392	$97,344,046	$88,646,625

On June 5, 2018, the Company announced that on June 1, 2018, its board of directors authorized the Company to repurchase and retire up to $20 million of the Company’s outstanding Israel 2021 Notes on the TASE. Execution of the repurchase plan is subject to an open trading window for the Company and continued liquidity at that time and is expected to continue until the full authorized amount is purchased or market conditions change. The repurchase of the Israel 2021 Notes is not expected to result in any material tax consequences to the Company or its note holders.

During the quarter ended December 31, 2018, the Company exchanged $1.0 million United States Dollars to New Israeli Shekels at a rate of 3.73 USD/NIS in order to repurchase the Israel 2021 Notes on the TASE. As the Israel 2021 Notes were trading below par at the time of the repurchase, and the USD/NIS (foreign currency) spot rate was higher than the fixed exchange rate agreed upon in the deed of trust, the Company was able to repurchase and retire 3,812,000 units, which resulted in $1,119,201 aggregate principal amount of the Israel 2021 Notes being retired. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized gain of $0.1 million and was recorded on the Consolidated Statements of Operations as a gain on extinguishment of debt.

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of September 30, 2019 and 2018, the Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As of September 30, 2019 and 2018, debt issuance costs related to the Notes were as follows (dollars in thousands):

	September 30, 2019				September 30, 2018
	2021 Notes	2023 Notes	Israeli 2021 Notes	Total	2021 Notes	2023 Notes	Israeli 2021 Notes	Total
Total Debt Issuance Costs	$3,226	$3,102	$6,287	$12,615	$3,226	$3,102	$6,287	$12,615
Amortized Debt Issuance Costs	2,385	2,127	2,829	7,341	1,756	1,656	965	4,377
Unamortized Debt Issuance Costs	$841	$975	$3,458	$5,274	$1,470	$1,446	$5,322	$8,238

For the years ended September 30, 2019, 2018 and 2017, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the years ended September 30
	2019	2018	2017
2019 Notes interest	$—	$—	$1,116
2021 Notes interest	4,811	4,811	4,811
2023 Notes interest	4,954	5,857	5,686
2023 Notes premium	(3)	(3)	(2)
Israeli 2021 Notes interest	6,817	4,366	N/A
Amortization of debt issuance costs	2,735	1,936	1,040
Total	$19,314	$16,967	$12,651
Weighted average stated interest rate	6.1%	6.0%	6.4%
Weighted average outstanding balance	$273,211	$251,924	$182,016

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

As of September 30, 2019, Medley Small Business Fund did not have any SBA Debentures outstanding. As of September 30, 2018, SBIC LP had $75.0 million in regulatory capital and had $135.0 million SBA Debentures outstanding that mature between March 2024 and September 2025.

Our fixed-rate SBA Debentures as of September 30, 2019 and 2018 were as follows (dollars in thousands):

	September 30, 2019		September 30, 2018
Rate Fix Date	Debenture Amount	Fixed All-in Interest Rate	Debenture Amount	Fixed All-in Interest Rate
March 2014	$—	—%	$29,000	3.951%
September 2014	—	—	50,000	3.370
September 2014	—	—	6,000	3.775
September 2015	—	—	50,000	3.571
Weighted Average Rate/Total	$—	—%	$135,000	3.587%

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

In accordance with ASU 2015-03, the debt issuance costs related to the SBA Debentures are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the SBA Debentures. As of September 30, 2019 and 2018, debt issuance costs related to the SBA Debentures were as follows (dollars in thousands):

	September 30, 2019	September 30, 2018
Total Debt Issuance Costs	$5,138	$5,138
Amortized Debt Issuance Costs	5,138	3,042
Unamortized Debt Issuance Costs	$—	$2,096

For the years ended September 30, 2019, 2018 and 2017, the components of interest, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the years ended September 30
	2019	2018	2017
SBA Debentures interest	$4,445	$5,408	$5,458
Amortization of debt issuance costs	290	563	679
Total	$4,735	$5,971	$6,137
Weighted average stated interest rate	5.9%	3.6%	3.6%
Weighted average outstanding balance	$74,781	$148,767	$150,000

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

For the years ended September 30, 2019, 2018 and 2017, the Company incurred base management fees to MCC Advisors of $11.2 million, $14.7 million, and $17.8 million, respectively.

For the year ended September 30, 2019, the Company did not waive any management fees under the Fee Waiver Agreement. For the year ended September 30, 2018, base management fees, net of the voluntary $0.4 million waiver, was $14.3 million. For the year ended September 30, 2017, base management fees, net of $47,941 waived under the Fee Waiver Agreement, was $17.7 million.

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

For the years ended September 30, 2019 and 2018, the Company did not incur any incentive fees on net investment income because pre-incentive fee net investment income did not exceed the hurdle amount under the formula that exists under the investment management agreement. For the year ended September 30, 2017, the Company incurred $0.9 million of incentive fees related to pre-incentive fee net investment income. For the year ended September 30, 2017, incentive fees, net of $43,663 waived under the Fee Waiver Agreement was $0.9 million.

As of September 30, 2019 and 2018, $2.2 million and $3.3 million, respectively, were included in “management and incentive fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to the administration agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the years ended September 30, 2019, 2018 and 2017, we incurred $3.3 million, $3.6 million, and $3.8 million in administrator expenses, respectively.

As of September 30, 2019 and 2018, $0.9 million and $0.8 million, respectively, were included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

Opportunities for co-investments may arise when MCC Advisors or an affiliated investment adviser becomes aware of investment opportunities that may be appropriate for the Company, other clients, or affiliated funds. On November 25, 2013, the Company obtained an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley, LLC or an investment adviser controlled by Medley, LLC in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors (the “Prior Exemptive Order”). On March 29, 2017, the Company, MCC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the “Exemptive Order”) that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder. On October 4, 2017, the Company, MCC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “Current Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly or majority owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. If the Mergers are successfully consummated, Sierra and certain of its affiliates will not be able to rely on the Current Exemptive Order. In this regard, on November 19, 2018, Sierra and certain of its affiliates have submitted an exemptive application to the SEC for an exemptive order that would supersede the Current Exemptive Order (the “Superseding Exemptive Order”) and would permit Sierra to participate in negotiated co-investment transactions with certain affiliates that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. There can be no assurance if and when Sierra will receive the Superseding Exemptive Order. The terms of the Superseding Exemptive Order, if received, would be substantially similar to the Current Exemptive Order. Co-investment under the Superseding Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the board of directors determines that it would be in Sierra’s best interest to participate in the transaction. The Current Exemptive Order will remain in effect unless and until the Mergers are completed and the Superseding Exemptive Order is granted by the SEC. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

Note 8. Commitments

Guarantees

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of September 30, 2019 and 2018, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

Unfunded commitments

As of September 30, 2019 and 2018, we had commitments under loan and financing agreements to fund up to $8.9 million to seven portfolio companies and $36.1 million to 17 portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2019 and 2018 is shown in the table below (dollars in thousands):

	September 30, 2019	September 30, 2018
Dynamic Energy Services International LLC - Revolver	$3,255	$—
DataOnline Corp. - Revolver	1,890	1,890
Alpine SG, LLC - Revolver	1,000	1,000
Kemmerer Operations, LLC - Delayed Draw Term Loan	908	—
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
Redwood Services Group, LLC - Revolver	875	1,750
Access Media Holdings, LLC - Series AAA Preferred Equity	101	173
1888 Industrial Services, LLC - Revolver(1)	—	719
Black Angus Steakhouses, LLC - Revolver(1)	—	625
Impact Group, LLC - Delayed Draw Term Loan	—	8,567
Redwood Services Group, LLC - Delayed Draw Term Loan	—	4,839
SFP Holding, Inc. - Delayed Draw Term Loan	—	2,765
Accupac, Inc. - Delayed Draw Term Loan	—	2,612
SMART Financial Operations, LLC - Delayed Draw Term Loan	—	2,400
RMS Holding Company, LLC - Revolver	—	2,327
Barry's Bootcamp Holdings, LLC - Revolver	—	2,200
Barry's Bootcamp Holdings, LLC - Delayed Draw Term Loan	—	1,271
Trans-Fast Remittance LLC - Delayed Draw Term Loan	—	1,057
Manna Pro Products, LLC - Delayed Draw Term Loan	—	429
Brook & Whittle Holding Corp. - Delayed Draw Term Loan	—	310
Central States Dermatology Services, LLC - Delayed Draw Term Loan	—	137
SavATree, LLC - Delayed Draw Term Loan	—	123
Total	$8,922	$36,087

(1)	The revolving credit facility was fully drawn as of September 30, 2019.

Legal Proceedings

The Company is subject to a number of other lawsuits, arbitrations, claims and other legal proceedings in connection with its business. Some of these legal actions include claims for substantial or unspecified compensatory and/or punitive damages. In addition, in the normal course of business, the Company discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry. These matters could result in censures, fines, penalties or other sanctions. ASC 450, Loss Contingencies, governs the recognition and disclosure of loss contingencies, including potential losses from legal and regulatory matters. ASC 450 categorizes loss contingencies using three terms based on the likelihood of occurrence of events that result in a loss: "probable" means that "the future event or events are likely to occur;" "remote" means that "the chance of the future event or events occurring is slight;" and "reasonably possible" means that "the chance of the future event or events occurring is more than remote but less than likely." Under ASC 450, the Company accrues for losses that are considered both probable and reasonably estimable.

On April 15, 2019, certain parties reached agreement on the principal terms of a settlement of the FrontFour Action, which were contained in a term sheet, dated April 15, 2019 (the “Settlement Term Sheet”). On July 29, 2019, MCC entered into a Stipulation of Settlement (and, as amended on August 8, 2019, the “Stipulation”) by and among the Company, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, MCC Advisors, Medley LLC, and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of the Company, on the other hand, in connection with the FrontFour Action.

The Stipulation provides for the settlement of all claims brought against the Medley Parties in the FrontFour Action. Under the Stipulation, the Company agreed to seek the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”), which have been reflected in the amended and restated Merger Agreements annexed to the Stipulation. The Stipulation also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma net asset value reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Settlement Class (as defined in the Stipulation). Under the Stipulation, MDLY also consented to certain amendments to the Merger Agreements that have been reflected in the amended and restated Merger Agreements annexed to the Stipulation. In addition, in connection with the Stipulation, on July 29, 2019, the Company entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement.

The Stipulation also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the FrontFour Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the FrontFour Action and all claims that were or could have been asserted (other than claims against the Highland Parties, as defined in the Stipulation) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Settlement Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.

The Stipulation further provides that the Company and FrontFour shall work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision.

The Stipulation is subject to the approval of the Court. On September 26, 2019, FrontFour filed a motion seeking an order approving the Stipulation, and also moved for the Court to award plaintiffs’ counsel attorneys’ fees in the amount of $22 million and expenses in the amount of $420,334.97 (the “Fee Application”). The Court held a hearing to consider the Stipulation and the Fee Application on October 24, 2019.

On November 19, 2019, the Court issued a bench ruling approving the Stipulation. The Court also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and (ii) an award in an amount equal to 26% of the nominal value of the settlement fund, grossed up to include the amount of the lead plaintiffs’ counsel’s attorney’s fees, and excluding the portion of the fees borne by the class under the Amended MCC Merger Agreement, as well as an award of $100,000 relating to the composition of the board of directors of the post-Merger company (the “Contingent Fee Award” and, together with the Therapeutics Fee Award, the “Fee Awards”). The parties disagreed as to how to apply the formula that the Court indicated will be used to calculate the Contingent Fee Award. Accordingly, the parties submitted different forms of the proposed form of order and final judgment, as applicable, for review and entry by the Court, together with letter briefs setting forth their respective interpretations of the Court’s November 19, 2019 bench ruling. The Plaintiff contends that the amount of the Contingent Fee Award is fixed at $14,540,888. Defendants contend that the amount will be less than $14,540,888, but the actual amount cannot be determined prior to closing. The Therapeutics Fee Award will be payable within five (5) business days of the entry of an order and judgment by the Court. The Contingent Fee Award is contingent upon the closing of the MCC Merger, and will be due within five (5) business days of the closing of the MCC Merger and establishment of the Settlement Fund. The Fee Awards will be paid by MCC or its successor.

The Company has determined, based on the Court’s award of attorneys’ fees and expenses in the amount of $3.5 million payable within five business days following entry of the order, a material loss in the amount of $3.5 million is presently probable and as such, the Company has recorded an accrual for this loss contingency on its consolidated statement of operations.

With respect to the Company’s contingent obligations under the Stipulation and pursuant to the Court’s bench ruling to (i) fund the Settlement Fund with $17 million in cash and $30 million of Sierra stock, and (ii) to pay up to $14,540,888 million for the Contingent Fee Award, as well as an award of $100,000 relating to the composition of the board of directors of the post-Merger company, we note that all of these obligations are contingent upon closing of the proposed merger transactions. The Company has determined the likelihood of a material loss from the Settlement Fund and Contingent Fee Award to be reasonably possible (as opposed to probable and reasonably estimable) under ASC 450 and thus has not made an accrual in its statement of operations.

Note 9. Fee Income

Fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, and other miscellaneous fees. The following tables summarize the Company’s fee income for the years ended September 30, 2019, 2018 and 2017 (dollars in thousands):

	For the years ended September 30
	2019	2018	2017
Prepayment fee	$1,281	$220	$804
Origination fee	345	2,780	3,078
Administrative agent fee	316	610	625
Amendment fee	306	579	1,323
Other fees	56	285	790
Fee income	$2,304	$4,474	$6,620

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

Pursuant to the Settlement Term Sheet, on April 15, 2019, the board of directors appointed David A. Lorber and Lowell W. Robinson to the Board to fill the vacancies on the Board created by the resignations of Mark Lerdal and John E. Mack, respectively. In addition, the board of directors added: (i) Messrs. Lorber and Robinson to the MCC Special Committee, with Mr. Lorber serving as Chair of the MCC Special Committee; (ii) Mr. Lorber to the Nominating and Corporate Governance Committee and the Compensation Committee; and Mr. Robinson to the Audit Committee. In addition to the compensation described above, each of Mr. Lorber and Mr. Robinson received the one-time retainer of $25,000 plus reimbursement of out-of-pocket expenses, consistent with the Company's policies for reimbursement of members of the board of directors.

No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940 Act). For the years ended September 30, 2019, 2018 and 2017, we accrued $1.3 million, $1.3 million, and $0.6 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of September 30, 2019.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the September 30, 2019, 2018 and 2017 (dollars in thousands, except share and per share amounts):

	For the years ended September 30
	2019	2018	2017
Basic and diluted:
Net increase/(decrease) in net assets from operations	$(96,575)	$(110,924)	$(15,077)
Weighted average common shares outstanding	54,474,211	54,474,211	54,474,211
Earnings per common share-basic and diluted	$(1.77)	$(2.04)	$(0.28)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended September 30, 2019, 2018, 2017, 2016 and 2015:

	For the years ended September 30
	2019	2018	2017	2016	2015
Per share data(1):
Net asset value per share at beginning of year	$5.90	$8.45	$9.49	$11.00	$12.43

Net investment income/(loss)(2)	(0.38)	0.23	0.67	0.97	1.27
Net realized gains/(losses) on investments	(2.06)	(1.64)	(1.34)	(0.71)	(1.06)
Net unrealized appreciation/(depreciation) on investments	0.71	(0.59)	0.39	(0.76)	(0.46)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	0.01	0.02	—	(0.01)
Loss on extinguishment of debt	(0.04)	(0.04)	(0.02)	—	—
Net increase/(decrease) in net assets	(1.77)	(2.03)	(0.28)	(0.50)	(0.26)

Distributions from net investment income	(0.15)	(0.40)	(0.76)	(1.12)	(1.27)
Distributions from tax return of capital	—	(0.12)	—	—	—
Distributions from net realized gains	—	—	—	—	0.00
Issuance of common stock, net of underwriting costs	—	—	—	—	—
Repurchase of common stock under stock repurchase program	—	—	—	0.11	0.12
Offering costs	—	—	—	—	—
Other(5)	—	—	—	—	(0.02)
Net asset value per share at end of year	$3.97	$5.90	$8.45	$9.49	$11.00

Net assets at end of year	$216,432,530	$321,178,727	$460,429,317	$516,919,142	$619,920,384
Shares outstanding at end of year	54,474,211	54,474,211	54,474,211	54,474,211	56,337,152

Per share market value at end of year	$2.59	$3.82	$5.97	$7.63	$7.44
Total return based on market value(3)	(29.91)%	(27.82)%	(12.73)%	19.37%	(27.56)%
Total return based on net asset value(4)	(29.47)%	(21.29)%	(0.68)%	0.42%	1.76%
Portfolio turnover rate	11.93%	26.46%	26.01%	8.86%	18.33%

The following is a schedule of ratios and supplemental data for the years ended September 30, 2019, 2018, 2017, 2016, and 2015:

	For the years ended September 30
	2019	2018	2017	2016	2015
Ratios:
Ratio of net investment/(loss) income to average net assets after waivers(6)	(7.96)%	3.37%	7.50%	9.97%	11.00%
Ratio of total expenses to average net assets after waivers(6)	25.62%	14.77%	12.35%	12.49%	11.51%
Ratio of incentive fees to average net assets after waivers(6)	—%	—%	0.18%	1.49%	2.75%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(6)(12)	25.62%	14.77%	12.17%	11.00%	8.75%
Percentage of non-recurring fee income(7)	4.29%	5.78%	6.23%	5.61%	6.80%
Average debt outstanding(8)	$347,991,878	$451,590,779	$514,726,703	$553,012,824	$568,202,466
Average debt outstanding per common share	$6.39	$8.29	$9.45	$9.98	$9.86
Asset coverage ratio per unit(9)	1,842	2,126	2,327	2,414	2,318
Total Debt Outstanding(13):
Revolving Credit Facility	$—	$—	$68,000,000	$14,000,000	$192,700,000
Term Loan Facility	$—	$—	$102,000,000	$174,000,000	$174,000,000
2019 Notes	$—	$—	$—	$40,000,000	$40,000,000
2021 Notes	$74,012,825	$74,012,825	$74,012,825	$74,012,825	$—
2023 Notes	$77,846,800	$89,846,800	$102,846,800	$63,500,000	$63,500,000
Israeli 2021 Notes	$105,136,927	$121,275,690	$—	$—	$—
SBA Debentures	$—	$135,000,000	$150,000,000	$150,000,000	$150,000,000

Average market value per unit:
Facilities(10)	N/A	N/A	N/A	N/A	N/A
SBA debentures(10)	N/A	N/A	N/A	N/A	N/A
2019 Notes(11)	N/A	N/A	$25.39	$25.44	$25.26
2021 Notes	$24.82	$25.48	$25.80	$25.48	N/A
2023 Notes	$24.28	$25.02	$25.18	$25.19	$24.79
Israeli 2021 Notes	$254.43	$273.95	N/A	N/A	N/A

(1)	Table may not foot due to rounding.

(2)
Net investment income/(loss) excluding management and incentive fee waivers based on total weighted average common stock outstanding equals $(0.38), $0.23, $0.67, and $0.90 per share for the years ended September 30, 2019, 2018, 2017 and 2016, respectively. Net investment income based on total weighted average common stock outstanding equaled $1.27 for the year ended September 30, 2015.

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

(6)
For the year ended September 30, 2019, excluding management and incentive fee waivers, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is (7.96)%, 25.62%, 0.00%, and 25.62%, respectively. For the year ended September 30, 2018, excluding management and incentive fee waivers, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is 3.26%, 14.88%, 0.00%, and 14.88%, respectively. For the year ended September 30, 2017, excluding management and incentive fee waivers, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is 7.48%, 12.37%, 0.18%, and 12.18%, respectively. For the year ended September 30, 2016, excluding management and incentive fee waivers, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is 9.29%, 13.17%, 2.14%, and 11.03%, respectively.

(7)	Represents the impact of the non-recurring fees as a percentage of total investment income.

(8)	Based on daily weighted average carrying value of debt outstanding during the period.

(9)
Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of September 30, 2019, the Company’s asset coverage was 184.2% after giving effect to leverage and therefore the Company’s asset coverage was below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders, including the payment of any dividend, and may not employ further leverage until the Company’s asset coverage is at least 200% after giving effect to such leverage.

(10)	The Facilities and SBA Debentures were not registered for public trading.

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

The following table summarizes the Company’s distributions during the years ended September 30, 2019 and 2018:

Date Declared	Record Date	Payment Date	Amount Per Share
During the year ended September 30, 2019
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

Note 15. Selected Quarterly Financial Data (Unaudited)

The following tables represent selected unaudited quarterly financial data for the Company during the years ended September 30, 2019, 2018, and 2017 (dollars in thousands, except per share amounts):

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Consolidated Statement of Operations data:
Total investment income/(loss)	$8,116	$11,394	$12,587	$14,202
Net investment income	(8,209)	(3,823)	(10,595)	1,759
Net realized and unrealized gain/(loss)	(23,335)	(24,612)	(14,014)	(11,714)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	—	—	—	—
Loss on extinguishment of debt	(104)	(1,806)	—	(123)
Net increase/(decrease) in net assets resulting from operations	(31,648)	(30,241)	(24,609)	(10,078)
Earnings per share	(0.58)	(0.56)	(0.45)	(0.18)
Net asset value per common share at period end	$3.97	$4.55	$5.11	$5.61

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Consolidated Statement of Operations data:
Total investment income	$15,210	$13,945	$17,035	$20,631
Net investment income	741	904	3,580	7,179
Net realized and unrealized gain/(loss)	(23,059)	(27,753)	(31,391)	(39,213)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	—	194	190	90
Loss on extinguishment of debt	(1,218)	(11)	(1,158)	—
Net increase/(decrease) in net assets resulting from operations	(23,536)	(26,666)	(28,779)	(31,944)
Earnings per share	(0.43)	(0.49)	(0.53)	(0.59)
Net asset value per common share at period end	$5.90	$6.43	$7.02	$7.71

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Consolidated Statement of Operations data:
Total investment income	$22,147	$23,696	$24,357	$26,056
Net investment income	8,624	9,569	8,042	10,135
Net realized and unrealized gain/(loss)	(20,446)	(7,353)	(19,834)	(3,809)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	309	783	—	—
Loss on extinguishment of debt	(640)	—	(456)	—
Net increase/(decrease) in net assets resulting from operations	(12,153)	2,999	(12,248)	6,326
Earnings per share	(0.22)	0.06	(0.22)	0.12
Net asset value per common share at period end	$8.45	$8.84	$8.94	$9.39

Note 16. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended September 30, 2019, except as disclosed below.

On December 12, 2019, the Company notified the TASE that it would be repaying $33.9 million of the Israeli 2021 Notes on December 31, 2019, which consists of an $18.9 million pre-payment in addition to a $15.0 million scheduled amortization payment.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal controls over financial reporting were effective as of September 30, 2019.

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

(c) Audit Report of the Registered Public Accounting Firm

Our internal controls over financial reporting as of September 30, 2019 have been audited by our independent registered public accounting firm, Ernst & Young LLP, as stated in its report titled "Report of Independent Registered Public Accounting Firm" on page F-2.

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

Directors

Information regarding the board of directors is as follows:

Name, Address, and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director

Interested Directors
Brook Taube(2), 49	Director; Chairman of the Board; President; and Chief Executive Officer	Class III Director since 2011; Term expires 2020	Co-Chief Executive Officer and Co-Chairman of the board of directors of Medley Management, Inc.; Managing Partner of MCC Advisors and Senior Portfolio Manager of Medley	Director of Sierra Income Corporation; New Amsterdam Symphony Orchestra; and Sierra Total Return Fund
Seth Taube(2),49	Director	Class II Director since 2011; Term expires 2022
Co-Chief Executive Officer of Medley Management, Inc.; Managing Partner of MCC Advisors and Senior Portfolio Manager of the private investment funds managed by Medley; Chief Executive Officer and Chairman of the board of directors of Sierra Income Corporation, a non-traded business development company; previously, a Partner at CN Opportunity Fund
Chairman and Director of Sierra Income Corporation and Sierra Total Return Fund
Jeff Tonkel, 49	Director	Class I Director since 2014; Term expires 2021	Previously President of Medley Management, Inc. and Sierra Income Corporation	Director of Medley Management, Inc.

Independent Directors
Arthur S. Ainsberg, 72	Director	Class II Director, since 2011; Term expires 2022	President of Ainsberg Associates
AG Mortgage Investment Trust; former director of Nomura Securities International, Inc.; Nomura Global Financial Products, Inc.; Nomura Holding America, Inc.; and National Financial Partners Corporation

Name, Address, and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director

Karin Hirtler-Garvey, 62	Director	Class III Director since 2011; Term expires 2020	Chief Risk Executive Ally Financial Inc. (formerly GMAC) from May 2009 to December 2011; previously, a principal at a real estate development venture
Director of USAA Federal Savings Bank; VA Capital Management; Victory Capital Management; and StarStone. Previously director of ARO Liquidation Inc., the successor company to Aeropostale, Inc.; Aeropostale Inc.; Validus Holdings Ltd.; and Western World Insurance Group

David A. Lorber, 41	Director	Class I Director since 2019; Term expires 2021	Co-Founder and Portfolio Manager of FrontFour Capital; Co-Founder and Principal of FrontFour Corp.	Director of FrontFour Capital; Ferro Corporation; Aerojet Rocketdyne Holdings, Inc. (formerly GenCorp Inc.); NY Centurion Foundation; and 166 East 61st Street Corp.
Lowell W. Robinson, 70	Director	Class III Director since 2019; Term expires 2020	See “Other Directorships Held by Director During Past 5 Years”
Director of Aratana Therapeutics, Inc.; EVINE Live Inc. (formerly ShopHQ); SITO Mobile, Ltd.; Higher One Holdings, Inc.; Support.com, Inc.; The Jones Group, Inc.; the New York Academy of Science; The Council for Economic Education; and The Metropolitan Opera Guild

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

Seth Taube is an “interested person” of the Company as defined in the 1940 Act due to his positions as a Managing Partner of MCC Advisors since our inception and Senior Portfolio Manager of the private investment funds managed by Medley LLC since 2007. In addition, Mr. Taube has served as Chief Executive Officer and Chairman of the board of directors of Sierra Income Corporation, a non-traded business development company, since its inception on June 16, 2011, and previously served as its President. Mr. Taube also has served as the Chief Executive Officer and Chairman of the board of directors of Sierra Total Return Fund, a closed-end management investment company that is operated as an interval fund since its inception on August 18, 2016. Mr. Taube also serves as Chief Executive Officer of SIC Advisors LLC, which serves as the investment adviser to Sierra Income Corporation, as well as serves on the board of Sierra Total Return Fund and on the investment committee of STRF Advisors, the investment adviser to Sierra Total Return Fund. In addition to serving on our board of directors, Mr. Taube currently serves on the board of Sierra Income Corporation. Prior to forming Medley, Mr. Taube was a Partner with T3 Group and Griphon Capital Management. Mr. Taube previously worked with Tiger Management and Morgan Stanley & Co. Through his depth of experience in managerial positions in investment management, leveraged finance and financial services, as well as his intimate knowledge of the business and operations of MCC Advisors and the private investment funds managed by Medley, Mr. Taube brings extensive knowledge of private equity and investment banking. Mr. Taube’s previous service on the Company’s board also provides him with a specific understanding of our Company, its operations, and the business and regulatory issues facing business development companies. Mr. Taube’s position as Managing Partner of MCC Advisors provides the board of directors with a direct line of communication to and valuable insight of an experienced financial manager with direct knowledge of the operations of the Company and MCC Advisors, respectively. Mr. Taube received a B.A. from Harvard University, an M.Litt. in Economics from St. Andrew’s University in Great Britain, where he was a Rotary Foundation Fellow, and an M.B.A. from the Wharton School at the University of Pennsylvania.

We believe that Mr. Taube’s broad and extensive experience in asset and credit management and finance industries and his service as portfolio manager for several Medley affiliates qualify him to serve as a member of our board of directors.

Jeff Tonkel is an “interested person” of the Company as defined in the 1940 Act due to his position as senior advisor to the Medley platform. Mr. Tonkel is a Senior Advisor and on the Board of Directors of Medley Management Inc. Mr. Tonkel previously served as President of Medley, Sierra Income Corporation and Sierra Total Return Fund. Prior to Medley, Mr. Tonkel was a Managing Director with J.P. Morgan serving as CFO of a global financing and markets business. Prior to J.P. Morgan, Mr. Tonkel was Managing Director, Principal Investments, with Friedman Billings Ramsey, where he focused on merchant banking and corporate development investments. Mr. Tonkel began his investment career with Summit Partners. Mr. Tonkel received a BA from Harvard University and an MBA from Harvard Business School.

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

Karin Hirtler-Garvey is not an “interested person” of the Company as defined in the 1940 Act. Ms. Hirtler-Garvey has served as a Director of USAA Federal Savings Bank, a privately held consumer bank, where she has served as the Compensation Committee Chair since June 2018, and also served as the Risk Committee Chair from December 2013 to June 2018. She also has served as a Director of StarStone, a specialty insurance company, since December 2019, a Director of VA Capital Management, a privately held annuities firm, since August 2018, and a Director of Victory Capital Holdings, a publicly traded asset management firm, since October 2014, where she chairs the Audit Committee. Ms. Hirtler-Garvey served as a Director of Western World Insurance Group from December 2006 to June 2019, and chaired the Audit Committee from December 2009 to June 2019, and also served as a Member of its Compensation Committee and Pension Committee from April 2011 to September 2014. From August 2017 to August 2018, she served as a Director of Validus Holdings Ltd., the publicly-traded parent company of Western World. Ms. Hirtler-Garvey also served on the board of ARO Liquidation Inc., the successor company to Aeropostale, Inc., where she served as the Chairman of the Board of Directors from February 2012 to May 2016. Ms. Hirtler-Garvey served on the board of Aeropostale from August 2005 to April 2018 where she was the lead independent director and served as a member of the Nominating and Corporate Governance Committee and Chairperson of the Audit Committee. From May 2009 to December 2011, Ms. Hirtler-Garvey was the Chief Risk Executive for Ally Financial Inc. From June 2008 to June 2009, Ms. Hirtler-Garvey also served as a Director for Residential Capital LLC, a subsidiary of GMAC. From March 2005 to December 2008, Ms. Hirtler-Garvey was a principal in a start-up real estate development venture based in New Jersey. From 1995 to 2005, Ms. Hirtler-Garvey held various senior level management positions at Bank of America, including Chief Operating Officer, Global Markets, President of Trust and Credit Banking Products, and Chief Financial Officer/Chief Operating Officer for the Wealth and Investment Management division. Ms. Hirtler-Garvey is a C.P.A.

We believe that Ms. Hirtler-Garvey’s tenure in the financial services industry and extensive experience in senior management positions support her appointment to our board of directors.

David A. Lorber is a Co-Founder of FrontFour Capital, an investment adviser, and has served as a Portfolio Manager since January 2007. He is also a Co-Founder of FrontFour Corp., an investment adviser, and has been a Principal since January 2011. Previously, Mr. Lorber was a Senior Investment Analyst at Pirate Capital LLC, a hedge fund, from 2003 to 2006. He was an Analyst at Vantis Capital Management LLC, a money management firm and hedge fund, from 2001 to 2003 and an Associate at Cushman & Wakefield, Inc., a global real estate firm, from 2000 to 2001. Mr. Lorber has served as a director of Ferro Corporation (NYSE:FOE), a leading producer of specialty materials and chemicals for manufacturers, since May 2013, where he is also Lead Director, Chairman of its Governance & Nomination Committee and a member of its Compensation Committee. From April 2006 until December 2014, Mr. Lorber served as a director of Aerojet Rocketdyne Holdings, Inc. (formerly GenCorp Inc.) (NYSE:AJRD), a technology-based manufacturer of aerospace and defense products and systems with a real estate segment. He also previously served as a director of Huntingdon Capital Corp., a real estate company, from January 2010 to May 2013 and was a Trustee for IAT Air Cargo Facilities Income Fund, a real estate company, from January 2009 to December 2009. He also served as a director of Fisher Communications Inc. (formerly NASDAQ:FSCI), an integrated media company, from April 2009 to March 2012. Mr. Lorber earned his B.S. from Skidmore College.

Mr. Lorber’s significant financial and investment industry background as well as his board experience and corporate governance awareness from his current and past service as a director allow him to provide valuable advice and guidance to our board of directors.

Lowell W. Robinson is an experienced executive with over thirty years of senior global strategic, financial, M&A, operational, turnaround and governance experience. From 2007 through 2009, Mr. Lowell served as the Chief Financial Officer and Chief Operating Officer of MIVA, Inc. (formerly NASDAQ:MIVA), an online advertising network, after initially joining the company in 2006 as its Chief Financial Officer and Chief Administrative Officer. Prior to that, Mr. Robinson served as the President of LWR Advisors, LLC, a strategic and financial consulting services firm, from 2002 to 2006. Previously, from 2000 to 2002, he served as the Chief Financial Officer and Chief Administrative Officer at HotJobs.com Ltd. (formerly NASDAQ:HOTJ), an online recruiting and job search engine that was sold to Yahoo! Inc. Mr. Robinson was the Chief Financial Officer and Chief Administrative Officer at PRT Group Inc. (formerly NASDAQ:PRTG), a software and IT services company that he helped take public, from 1997 through 1999. Mr. Robinson also previously held senior financial positions at Advo, Inc. (formerly NYSE:AD), a direct-mail and marketing services company (1994 to 1997), Citigroup Inc. (NYSE:C), a multinational diversified financial services corporation (1986 to 1993), Uncle Bens Inc., a leading marketer of rice and a subsidiary of Mars, Incorporated (1983 to 1986), and Kraft Foods Inc. (formerly NYSE:KFT), at the time one of the world’s largest food companies (1973 to 1983). He previously served as a director of each of Aratana Therapeutics, Inc. (NASDAQ: PETX), a commercial-stage biopharma company focused on pet products (May 2018 to July 2019), EVINE Live Inc. (NASDAQ:EVLV) (f/k/a ShopHQ), a digital omnichannel home shopping network (March 2014 to June 2018), SITO Mobile, Ltd. (NASDAQ:SITO), a leading mobile engagement platform provider (April 2017 to June 2017), Higher One Holdings, Inc. (formerly NYSE:ONE), a financial technology company focused on providing cost-saving solutions (June 2014 to August 2016), Support.com, Inc. (NASDAQ:SPRT), a leading provider of cloud-based software and services (March 2016 to June 2016), The Jones Group, Inc. (formerly NYSE:JNY), an American designer, marketer and wholesaler of branded clothing, shoes and accessories (2005 to April 2014), and International Wire Group, Inc. (OTCMKTS:ITWG), a manufacturer and marketer of wire products (2003 to 2009). Mr. Robinson’s prior board experience also includes serving as a director of each of Independent Wireless One Corp., Diversified Investment Advisors Inc. and Edison Schools Inc. Since September 2018, Mr. Robinson has served on the board of directors of The New York Academy of Science, a not-for-profit organization dedicated to driving innovative solutions to society’s challenges by advancing scientific research, education and policy. He previously was on the boards of The Council for Economic Education, The Metropolitan Opera Guild, the Smithsonian Libraries and the University of Wisconsin School of Business, where he currently is on the Advisory Board for its Department of Economics. Mr. Robinson earned his M.B.A. from Harvard Business School and B.A. in Economics from the University of Wisconsin.

Mr. Robinson’s broad diversified expertise in various industries, including corporate finance, M&A and turnaround experience, as well as his experience serving as a director of numerous public companies makes him well qualified to serve on our board of directors.

Executive Officers

Information regarding our executive officers who are not directors of the Company are as follows:

Name, Address, and Age(1)	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years

Richard T. Allorto, Jr., 48	Chief Financial Officer and Secretary
Chief Financial Officer of Medley Management, Inc.; Chief Financial Officer, Treasurer and Secretary of Sierra Income Corporation; previously, Chief Compliance Officer of Medley Capital Corporation; Chief Financial Officer, Chief Compliance Officer (previously) of Sierra Income Corporation; Chief Financial Officer of MCC Advisors; previously Chief Financial Officer of GSC Investment Corp.

John D. Fredericks, 55	Chief Compliance Officer	General Counsel of Medley Management, Inc.; Chief Compliance Officer of Sierra Income Corporation; previously, a Partner at Winston & Strawn, LLP.

(1)	The business address of the executive officers is c/o Medley Capital Corporation, 280 Park Avenue, 6th Floor East, New York, NY 10017.

Richard T. Allorto, Jr. is the Chief Financial Officer and Secretary of the Company. Mr. Allorto has also served as the Chief Financial Officer, Treasurer and Secretary of Sierra from April 2012 until November 2016 and was re-appointed to such positions in July 2018. Mr. Allorto is also the Chief Financial Officer of Medley and is responsible for the financial operations of the various private funds managed by Medley. Mr. Allorto received a B.S. in Accounting from Seton Hall University and is a licensed CPA.

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

Presently, Mr. Brook Taube serves as the Chairman of our board of directors. Mr. Brook Taube is an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company because he is Chief Executive Officer and President of the Company, serves on the Investment Committee and is the Managing Member of MCC Advisors. We believe that Mr. Taube’s history with the Company, familiarity with its investment platform, and extensive knowledge of the financial services industry qualify him to serve as the Chairman of our board of directors. We believe that the Company is best served through this existing leadership structure, as Mr. Taube’s relationship with MCC Advisors provides an effective bridge and encourages an open dialogue between management and the board of directors, ensuring that both groups act with a common purpose.

The currently designated lead independent director of our board of directors is Arthur Ainsberg. We are aware of the potential conflicts that may arise when a non-independent director is Chairman of the board of directors, but believe these potential conflicts are offset by our strong corporate governance policies. Our corporate governance policies include regular meetings of the independent directors in executive session without the presence of interested directors and management, the establishment of the Audit Committee, the Nominating and Corporate Governance Committee, the Compensation Committee, and the MCC Special Committee comprised solely of independent directors, and the appointment of a Chief Compliance Officer, with whom the independent directors meet regularly without the presence of interested directors and other members of management, for administering our compliance policies and procedures. In addition, our independent directors are advised by independent counsel.

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

Committees of the Board of Directors

An Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee, and a Special Committee have been established by our board of directors. During the fiscal year of 2019, our board of directors held 37 board meetings, six Audit Committee meetings, seven Nominating and Corporate Governance Committee meetings, one Compensation Committee meeting, and 55 MCC Special Committee meetings. All directors attended at least 75% of the aggregate number of meetings of the board of directors and of the respective committees on which they serve. We require each director to make a diligent effort to attend all board and committee meetings as well as each annual meeting of our stockholders.

Audit Committee.  The Audit Committee operates pursuant to a charter approved by our board of directors, a copy of which is available on our website at http://www.medleycapitalcorp.com. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting the independent registered public accounting firm for the Company, reviewing with such independent registered public accounting firm the planning, scope and results of its audit of the Company’s financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing the Company’s annual financial statements and periodic filings and receiving the Company’s audit reports and financial statements. The Audit Committee also establishes guidelines and makes recommendations to our board of directors regarding the valuation of our investments. The Audit Committee is responsible for aiding our board of directors in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The board of directors and the Audit Committee utilize the services of nationally recognized third-party valuation firms to help determine the fair value of these securities. The Audit Committee is currently composed of Karin Hirtler-Garvey, Arthur S. Ainsberg, and Lowell W. Robinson, each of whom is independent as set forth in the NYSE Listed Company Manual and is not an “interested person” (as that term is defined in Section 2(a)(19) of the 1940 Act) of the Company. Karin Hirtler-Garvey serves as Chair of the Audit Committee. Our board of directors has determined that each of Karin Hirtler-Garvey, Arthur S. Ainsberg, and Lowell W. Robinson is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Each of Karin Hirtler-Garvey, Arthur S. Ainsberg, and Lowell W. Robinson meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act.

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

The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the board of directors as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the board of directors, when identifying and recommending director nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Nominating and Corporate Governance Committee’s goal of creating a board of directors that best serves the needs of the Company and the interest of its stockholders. The Nominating and Corporate Governance Committee is currently composed of Arthur S. Ainsberg, Karin Hirtler-Garvey, and David A. Lorber, each of whom is independent as set forth in the NYSE Listed Company Manual and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Mr. Ainsberg serves as Chairman of the Nominating and Corporate Governance Committee.

Compensation Committee.  The Compensation Committee operates pursuant to a charter approved by our board of directors, a copy of which is available on our website at http://www.medleycapitalcorp.com. The Compensation Committee is responsible for reviewing and approving the reimbursement by the Company of the compensation of the Company’s Chief Financial Officer, the Company’s Chief Compliance Officer and their respective staffs. As discussed below, none of our executive officers are compensated by the Company. The Compensation Committee is currently composed of Karin Hirtler-Garvey, Arthur S. Ainsberg, and David A. Lorber, each of whom is independent as set forth in the NYSE Listed Company Manual and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Ms. Hirtler-Garvey serves as the Chair the Compensation Committee.

MCC Special Committee. The MCC Special Committee was granted the authority to, among other things, evaluate and review the terms and conditions of the Mergers or any alternative thereto and determine whether the Mergers or any alternative thereto is advisable and is fair to, and in the best interests of, the Company and its stockholders (or any subset of its stockholders that the MCC Special Committee determines to be appropriate) in connection with the Mergers. The MCC Special Committee has the authority to select and retain, in its sole discretion, any advisors that they deem appropriate, including their own independent financial and legal advisors. The MCC Special Committee is currently composed of Arthur S. Ainsberg, Karin Hirtler-Garvey, David A. Lorber, and Lowell W. Robinson, each of whom is independent as set forth in the NYSE Listed Company Manual and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Mr. Lorber serves as the chair of the MCC Special Committee. Messrs. Mack and Lerdal had been members of the MCC Special Committee prior to their resignation from the Board, effective as of March 18, 2019.

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

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of the copies of such reports and written representations delivered to the Company by such persons, we believe that there were no violations of Section 16(a) by such persons during the Company’s fiscal year ended September 30, 2019.

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

Item 11. Executive Compensation

Compensation of Directors

The following table sets forth compensation of the Company’s directors, for the year ended September 30, 2019:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation	Total
Interested Directors
Brook Taube	—	—	—	—
Seth Taube	—	—	—	—
Jeff Tonkel	—	—	—	—
Independent Directors
Arthur S. Ainsberg	$406,000	—	—	$406,000
Karin Hirtler-Garvey	$382,250	—	—	$382,250
David A. Lorber(3)	$204,577	—	—	$204,577
Lowell W. Robinson(3)	$177,308	—	—	$177,308
John E. Mack(4)	$175,000	—	—	$175,000
Mark Lerdal(5)	$160,250	—	—	$160,250

(1)	For a discussion of the independent directors’ compensation, see below.

(2)
We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors. However, our independent directors have the option to receive all or a portion of the directors’ fees to which they would otherwise be entitled in the form of shares of our common stock issued at a price per share equal to the greater of our then current net asset value per share or the market price at the time of payment. No shares were issued to any of our independent directors in lieu of cash during the fiscal year ended 2019.

(3)
On April 15, 2019, in connection with the execution of the Settlement Term Sheet, our board of directors appointed David A. Lorber and Lowell W. Robinson to our board of directors to fill the vacancies on our board of directors created by the resignations of Mark Lerdal and John E. Mack, respectively.

(4)	On March 18, 2019, John E. Mack informed our board of directors of his resignation as a director of the Company, effective as of that date.

(5)	On March 18, 2019, Mark Lerdal informed our board of directors of his resignation as a director of the Company, effective as of that date.

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

Our independent directors also have the option to receive all or a portion of the directors’ fees to which they would otherwise be entitled in the form of shares of our common stock issued at a price per share equal to the greater of our then current net asset value per share or the market price at the time of payment. No shares were issued to any of our independent directors in lieu of cash during the year ended September 30, 2019. In addition, no compensation was paid to directors who are “interested persons” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 16, 2019, the beneficial ownership of our directors, our executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)		Percentage of Class(2)

Fortress Investment Group LLC(3)	7,756,938		14.2%
Interested Directors
Brook Taube	190,000	(4)	*%
Seth Taube	177,510	(5)	*%
Jeff Tonkel	15,000		*%
Independent Directors
Arthur S. Ainsberg	3,000		*%
Karin Hirtler-Garvey	3,000		*%
David A. Lorber	1,674,962	(6)	3.1%
Lowell W. Robinson	—		—
Executive Officers
Richard T. Allorto, Jr.	20,000		*%
John D. Fredericks	4,000		*%
All executive officers and directors as a group (9 persons)	2,087,472		3.9%
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

(2)	Based on a total of 54,474,211 shares of the Company’s common stock issued and outstanding on December 16, 2019.

(3)
Based on information included in the Schedule 13G filed by Fortress Investment Group LLC with the SEC on November 4, 2019. The address of Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.

(4)
The reported shares are held by a trust for the benefit of Brook Taube's family, for which he serves as a trustee. Brook Taube disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest therein.

(5)
142,510 of the reported shares are held by a trust for the benefit of Seth Taube's family, for which he serves as a trustee, and 35,000 of the reported shares are held by The Seth and Angie Taube Foundation, Inc., which is a 501(c)(3) charitable organization. Seth Taube disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest therein.

(6)
FrontFour Master Fund, Ltd., an exempted company formed under the laws of the Cayman Islands (“FrontFour Master Fund”), beneficially owns 1,633,248.329 of the reported shares. FrontFour Opportunity Fund, a mutual fund trust formed under the laws of British Columbia, Canada (“FrontFour Opportunity Fund”), beneficially owns 41,714 of the reported shares. Each of David A. Lorber, Stephen E. Loukas, and Zachary R. George is a managing member and principal owner of FrontFour Capital Group LLC (“FrontFour Capital”), which serves as an investment manager of FrontFour Master Fund, and a principal owner of FrontFour Capital Corp. (“FrontFour Corp.”), which serves as an investment manager to FrontFour Opportunity Fund. David A. Lorber disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest therein.

The following table sets forth any direct or indirect interest David A. Lorber may be deemed to have had during the past five years in MDLY’s Class A common stock through certain short positions on the accounts of FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., and FrontFour Opportunity Fund. On May 9, 2019, Mr. Lorber informed MCC that, effective as of the date of his appointment to our board of directors, (i) Mr. Lorber irrevocably relinquished his investment authority with respect to such short positions and (ii) Mr. Lorber waived any direct or indirect pecuniary interest that he had in such short positions, including, without limitation, the opportunity, directly or indirectly, to profit or share in any profit derived from such short positions and (iii) it was agreed that Mr. Lorber shall not have any other economic interest in such short positions, including, without limitation, the obligation, directly or indirectly, to incur or share in any loss derived from such short positions in each case in Mr. Lorber’s capacity as a managing member, principal, owner, partner, investor, officer or employee of FrontFour or otherwise. During the past five years, no other directors whom are not “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) of MCC or their respective “Immediate Family Members” (as such term is defined in the Exchange Act) have any direct or indirect interest, the value of which exceeds $120,000, in MCC Advisors or its affiliates.

Name of Director or Nominee	Name of Owners and Relationships to Director or Nominee	Company	Title of Class	Value of Securities(1)		Percent of Class
Independent Director
David A. Lorber	FrontFour Capital Group LLC(2)	MDLY	MDLY Class A Common Stock	$—	(3)	N/A
	FrontFour Master Fund Ltd.(4)	MDLY	MDLY Class A Common Stock	$96,356		N/A
	FrontFour Opportunity Fund(5)	MDLY	MDLY Class A Common Stock	$2,523		N/A

(1)    The value of securities reflects the market value of the short positions on each of the accounts of FrontFour Capital Group LLC, FrontFour Master Fund, Ltd. and FrontFour Opportunity Fund, as applicable, with respect to short positions in the MDLY Class A common stock as of May 8, 2019. As of May 8, 2019, the closing price of MDLY’s Class A common stock was $2.88 on the NYSE.
(2)    Each of David A. Lorber, Stephen E. Loukas, and Zachary R. George is a managing member and principal owner of FrontFour Capital Group LLC. FrontFour Capital Group LLC sold short shares of the MDLY Class A common stock for separately managed account of which FrontFour Capital Group LLC served as the investment manager. On behalf of the separately managed accounts, FrontFour Capital Group LLC sold short shares of the MDLY Class A common stock for the net trading proceeds of $9,489.58, $6,345.59, $3,080.23, $4,864.06, $2,642.21, and $10,023.89 on December 7, 2018, December 10, 2018, December 11, 2018, December 12, 2018, December 13, 2018, and January 2, 2019, respectively.
(3)    On February 8, 2019, FrontFour Capital Group LLC ceased to serve as the investment manager of the separately managed accounts and, as a result of the foregoing, David A. Lorber no longer can be deemed to have an indirect interest in the MDLY Class A common stock through the separately managed accounts.
(4)    Each of David A. Lorber, Stephen E. Loukas, and Zachary R. George is a managing member and principal owner of FrontFour Capital Group LLC, which serves as the investment manager of FrontFour Master Fund, Ltd. FrontFour Master Fund, Ltd. sold short shares of the MDLY Class A common stock for the net trading proceeds of $46,708.81, $30,996.33, $15,006.05, $23,977.73, $13,149.31, and $19,317.35 on December 7, 2018, December 10, 2018, December 11, 2018, December 12, 2018, December 13, 2018, and January 2, 2019, respectively.
(5)    Each of David A. Lorber, Stephen E. Loukas, and Zachary R. George is a principal owner of FrontFour Corp., which serves as the investment manager of FrontFour Opportunity Fund. FrontFour Opportunity Fund sold short shares of the MDLY Class A Common Stock for the net trading proceeds of $1,163.56, $799.42, $359.21, $599.56, $330.83, and $625.57 on December 7, 2018, December 10, 2018, December 11, 2018, December 12, 2018, December 13, 2018, and January 2, 2019, respectively.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of December 16, 2019. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Brook Taube	over $100,000
Seth Taube	over $100,000
Jeff Tonkel	$10,001 – $50,000
Independent Directors
Arthur S. Ainsberg	$1 – $10,000
Karin Hirtler-Garvey	$1 – $10,000
David A. Lorber	over $100,000
Lowell W. Robinson	None

(1)	The dollar ranges are: None, $1 - $10,000, $10,001 - $50,000, $50,001 - $100,000, or over $100,000.

(2)
The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock $2.13 on December 16, 2019 on the NYSE. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

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

Co-Investment Opportunities. MCC Advisors and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, with ours. MCC Advisors also focuses on investing primarily in senior secured loans, including first lien, unitranche and second lien debt instruments. MCC Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of its affiliated funds. In such event, depending on the availability of such investment and other appropriate factors, MCC Advisors or its affiliates may determine that we should co-invest with one or more other funds. The Company obtained an exemptive order from the SEC on November 25, 2013 (the “Prior Exemptive Order”). On March 29, 2017, the Company, MCC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the “Exemptive Order”) that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder. On October 4, 2017, the Company, MCC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “Current Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly or majority owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. If the Mergers are successfully consummated, Sierra and certain of its affiliates will not be able to rely on the Current Exemptive Order. In this regard, on November 19, 2018, Sierra and certain of its affiliates have submitted an exemptive application to the SEC for an exemptive order that would supersede the Current Exemptive Order (the “Superseding Exemptive Order”) and would permit Sierra to participate in negotiated co-investment transactions with certain affiliates that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. There can be no assurance if and when Sierra will receive the Superseding Exemptive Order. The terms of the Superseding Exemptive Order, if received, would be substantially similar to the Current Exemptive Order. Co-investment under the Superseding Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the board of directors determines that it would be in Sierra’s best interest to participate in the transaction. The Current Exemptive Order will remain in effect unless and until the Mergers are completed and the Superseding Exemptive Order is granted by the SEC. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

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

Our governance guidelines require any director who has previously been determined to be independent to inform the Chairman of the board of directors and the Chairman of the Nominating and Corporate Governance Committee of any change in circumstance that may cause his or her status as an independent director to change. The board of directors limits membership on the Audit Committee, the Nominating and Corporate Governance Committee, the Compensation Committee, and the MCC Special Committee to independent directors.

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

The board of directors has determined that each of Arthur Ainsberg, Karin Hirtler-Garvey, David A. Lorber, and Lowell W. Robinson is independent, has no material relationship with the Company, and is a not an interested person (as defined in Section 2(a)(19) of the 1940 Act ) of the Company. Brook Taube, Seth Taube and Jeff Tonkel are interested persons of the Company due to their positions as members of management of MCC Advisors.

On March 18, 2019, in light of the Decision (as described above), John E. Mack informed our board of directors of his resignation as a director of the Company, effective as of that date. Mr. Mack’s decision to resign from our board of directors was not due to any dispute or disagreement with the Company, or on any matter relating to the Company’s operations, policies or practices. In addition, on March 18, 2019, in light of the Decision, Mark Lerdal informed our board of directors of his resignation as a director of the Company, effective as of that date. Mr. Lerdal’s decision to resign from our board of directors was not due to any dispute or disagreement with the Company, or on any matter relating to the Company’s operations, policies or practices. See “Item 3. Legal Proceedings” for a full description of the Decision.

On March 18, 2019, the Company notified the NYSE that, following the resignations of Mr. Mack and Mr. Lerdal, the Company had only two independent directors and Audit Committee members. On March 19, 2019, the Company received a notice from the NYSE that, due to the resignations of Mr. Mack and Mr. Lerdal from our board of directors, the Company no longer satisfies (1) the requirement that listed companies have a majority of independent directors as set forth in Section 303A.01 of the NYSE Listing Company Manual and (2) the requirement that the audit committee of a listed company to have a minimum of three members as set forth in Section 303A.07 of the NYSE Listing Company Manual. On March 20, 2019, the Company filed with the NYSE a written affirmation to notify the NYSE of the deficiencies described above.

Pursuant to the Settlement Term Sheet, on April 15, 2019, the Nominating and Corporate Governance Committee recommended, and our board of directors approved, the appointment of two independent directors, David A. Lorber and Lowell W. Robinson, to our board of directors fill the vacancies on the MCC Board created by the resignations of Mark Lerdal and John E. Mack, respectively. In addition, the Nominating and Corporate Governance Committee recommended, and our board of directors approved, the appointment of: (a) Messrs. Lorber and Robinson to serve on the MCC Special Committee with Mr. Lorber serving as Chair of the MCC Special Committee, (b) Mr. Robinson to serve as a member of the Audit Committee, and (c) Mr. Lorber to serve as a member of the Nominating and Corporate Governance Committee and the Compensation Committee. As a result of the foregoing, the Company regained compliance with (1) the requirement that listed companies have a majority of independent directors as set forth in Section 303A.01 of the NYSE Listing Company Manual and (2) the requirement that the audit committee of a listed company to have a minimum of three members as set forth in Section 303A.07 of the NYSE Listing Company Manual.

Item 14. Principal Accountant Fees and Services

The Audit Committee and the independent directors of the board of directors have appointed Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2019, subject to ratification or rejection by the stockholders of the Company.

The following table displays fees for professional services by Ernst & Young LLP for the fiscal years ended September 30, 2019 and 2018 (dollars in thousands):

	Fiscal Year Ended September 30, 2019	Fiscal Year Ended September 30, 2018
Audit Fees	$985	$1,106
Audit Related Fees	—	—
Tax Fees	89	88
All Other Fees	—	—
	$1,074	$1,194

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

(b) Exhibits:

3.1
Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.2
Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.3	Amendment to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 7, 2019).

4.1
Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

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

4.5
Third Supplemental Indenture, dated December 17, 2015, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.6 to the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2 (File No. 333-187324), filed December 17, 2015).

4.6
Deed of Trust, dated January 23, 2018, between Medley Capital Corporation and Mishmeret Trust Company, Ltd. (Incorporated by reference to the Registrant's Registration Statement on Form N-2 (File No. 333-230790), filed on April 10, 2019).

4.7
Amendment to Deed of Trust, dated August 12, 2019, between Medley Capital Corporation and Mishmeret Trust Company, Ltd. (Incorporated by reference by the Current Report on Form 8-K filed on August 16, 2019).

4.8	Statement of Eligibility of Trustee on Form T-1 (Incorporated by reference to Exhibit d.5 to the Registrant’s Registration Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

10.1
Form of Amended and Restated Investment Management Agreement between Registrant and MCC Advisors LLC (Incorporated by reference to Exhibit 99.G to Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on N-2 (File No. 333-187324), filed on December 10, 2013).

10.2
Letter from MCC Advisors LLC re: Waiver of Base Management Fee and Incentive Fee on Net Investment Income, dated February 8, 2016 (Incorporated by reference to Exhibit 99.K.5 to Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-208746), filed on March 25, 2016).

10.3
Form of Custody Agreement (Incorporated by reference to Exhibit 99.J.1 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.4
Form of Administration Agreement (Incorporated by reference to Exhibit 99.K.2 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-166491), filed on June 9, 2010).

10.5
Form of Sub-Administration Agreement (Incorporated by reference to Exhibit 99.K.4 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.6
Trademark License Agreement (Incorporated by reference to Exhibit 99.K.3 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-166491), filed on June 9, 2010).

10.7
Form of Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

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

Dated: December 16, 2019	Medley Capital Corporation

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on December 16, 2019.

/s/ Brook Taube	Chief Executive Officer and Chairman of the
Brook Taube	Board of Directors (Principal Executive Officer)

/s/ Richard T. Allorto, Jr.	Chief Financial Officer
Richard T. Allorto, Jr.	(Principal Financial and Accounting Officer)

/s/ Seth Taube	Director
Seth Taube

/s/ Jeff Tonkel	Director
Jeff Tonkel

/s/ Arthur S. Ainsberg	Director
Arthur S. Ainsberg

/s/ Karin Hirtler-Garvey	Director
Karin Hirtler-Garvey

/s/ David Lorber	Director
David Lorber

/s/ Lowell Robinson	Director
Lowell Robinson