Form 10-Q
period 2019-12-31
Medley Capital Corp
filed 2020-02-10
CIK 1490349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2019
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

The Registrant had 54,474,211 shares of common stock, $0.001 par value, outstanding as of February 10, 2020.

MEDLEY CAPITAL CORPORATION

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	December 31, 2019	September 30, 2019
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $149,985,257 and $204,736,370, respectively)	$138,891,727	$189,895,466
Affiliated investments (amortized cost of $107,911,002 and $108,310,029, respectively)	108,581,177	99,539,605
Controlled investments (amortized cost of $151,135,560 and $154,601,177, respectively)	94,531,196	107,453,927
Total investments at fair value	342,004,100	396,888,998
Cash and cash equivalents	81,737,217	68,245,213
Restricted cash (see Note 2)	—	16,038,690
Other assets (see Note 8)	6,137,344	2,973,731
Interest receivable	1,220,863	1,592,406
Receivable for dispositions and investments sold	631,816	419,299
Fees receivable	51,762	108,305
Total assets	$431,783,102	$486,266,642

LIABILITIES
Notes payable (net of debt issuance costs of $3,403,895 and $5,274,164, respectively)	$204,463,112	$251,731,729
Accounts payable and accrued expenses	3,065,996	11,956,755
Interest and fees payable	801,805	2,904,748
Management and incentive fees payable (see Note 6)	2,008,234	2,231,175
Administrator expenses payable (see Note 6)	551,522	861,785
Deferred revenue	77,990	103,583
Due to affiliate	212,080	44,337
Total liabilities	$211,180,739	$269,834,112

Guarantees and Commitments (see Note 8)

NET ASSETS
Common stock, par value $0.001 per share, 100,000,000 common shares authorized, 54,474,211 and 54,474,211 common shares issued and outstanding, respectively	$54,474	$54,474
Capital in excess of par value	673,532,717	673,532,717
Total distributable earnings/(loss)	(452,984,828)	(457,154,661)
Total net assets	220,602,363	216,432,530
Total liabilities and net assets	$431,783,102	$486,266,642

NET ASSET VALUE PER SHARE	$4.05	$3.97

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended December 31
	2019	2018
	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$3,217,709	$8,077,603
Payment-in-kind	199,012	572,543
Affiliated investments:
Cash	209,248	751,751
Payment-in-kind	947,473	971,790
Controlled investments:
Cash	83,208	77,832
Payment-in-kind	495,382	1,028,332
Total interest income	5,152,032	11,479,851
Dividend income	1,837,500	2,100,000
Interest from cash and cash equivalents	218,138	161,314
Fee income (see Note 9)	283,540	460,677
Total investment income	7,491,210	14,201,842

EXPENSES
Base management fees (see Note 6)	2,008,234	3,185,144
Incentive fees (see Note 6)	—	—
Interest and financing expenses	5,143,929	6,009,116
Professional fees, net (see Note 8)	(4,416,075)	1,200,577
General and administrative	516,842	604,149
Administrator expenses (see Note 6)	551,522	1,032,127
Directors fees	316,000	292,225
Insurance	297,998	119,386
Expenses before management and incentive fee waivers	4,418,450	12,442,724
Management fee waiver (see Note 6)	—	—
Incentive fee waiver (see Note 6)	—	—
Total expenses net of management and incentive fee waivers	4,418,450	12,442,724
NET INVESTMENT INCOME/(LOSS)	3,072,760	1,759,118

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from investments
Non-controlled/non-affiliated investments	(57,799)	(5,183,910)
Affiliated investments	—	—
Controlled investments	(1,686,837)	(51,538,556)
Net realized gain/(loss) from investments	(1,744,636)	(56,722,466)
Net unrealized appreciation/(depreciation) on investments
Non-controlled/non-affiliated investments	3,747,374	812,181
Affiliated investments	9,440,599	(2,394,593)
Controlled investments	(9,457,114)	46,591,309
Net unrealized appreciation/(depreciation) on investments	3,730,859	45,008,897
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—
Loss on extinguishment of debt (see Note 5)	(889,150)	(122,971)
Net realized and unrealized gain/(loss) on investments	1,097,073	(11,836,540)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$4,169,833	$(10,077,422)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.08	$(0.18)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.06	$0.03
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	54,474,211	54,474,211
DIVIDENDS DECLARED PER COMMON SHARE	$—	$0.10

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets
(unaudited)

	Common Stock			Total Distributable Earnings/(Loss)	Total Net Assets
	Shares	Par Amount	Capital in Excess of Par Value

Balance at September 30, 2018	54,474,211	$54,474	$698,586,770	$(377,462,517)	$321,178,727

OPERATIONS
Net investment income/(loss)	—	—	—	1,759,118	1,759,118
Net realized gain/(loss) from investments	—	—	—	(56,722,466)	(56,722,466)
Net unrealized appreciation/(depreciation) on investments	—	—	—	45,008,897	45,008,897
Net loss on extinguishment of debt	—	—	—	(122,971)	(122,971)
SHAREHOLDER DISTRIBUTIONS
Distributions from earnings	—	—	—	(5,447,421)	(5,447,421)
Total increase/(decrease) in net assets	—	—	—	(15,524,843)	(15,524,843)

Balance at December 31, 2018	54,474,211	$54,474	$698,586,770	$(392,987,360)	$305,653,884

Balance at September 30, 2019	54,474,211	$54,474	$673,532,717	$(457,154,661)	$216,432,530

OPERATIONS
Net investment income/(loss)	—	—	—	3,072,760	3,072,760
Net realized gain/(loss) from investments	—	—	—	(1,744,636)	(1,744,636)
Net unrealized appreciation/(depreciation) on investments	—	—	—	3,730,859	3,730,859
Net loss on extinguishment of debt	—	—	—	(889,150)	(889,150)
Total increase/(decrease) in net assets	—	—	—	4,169,833	4,169,833

Balance at December 31, 2019	54,474,211	$54,474	$673,532,717	$(452,984,828)	$220,602,363

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the three months ended December 31
	2019	2018
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$4,169,833	$(10,077,422)
ADJUSTMENTS TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(564,730)	(3,620,889)
Net amortization of premium/(discount) on investments	(31,158)	(194,707)
Amortization of debt issuance costs	1,249,907	686,641
Net realized (gain)/loss from investments	1,744,636	56,722,466
Net deferred income taxes	—	—
Net unrealized (appreciation)/depreciation on investments	(3,730,859)	(45,008,897)
Proceeds from sale and settlements of investments	64,999,855	43,796,686
Purchases, originations and participations	(7,532,846)	(39,143,387)
Loss on extinguishment of debt	889,150	122,971
(Increase)/decrease in operating assets:
Other assets	(3,163,613)	1,447,501
Interest receivable	371,543	218,127
Receivable for dispositions and investments sold	(212,517)	(129,321)
Fees receivable	56,543	77,939
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	(8,890,759)	1,366,167
Interest and fees payable	(2,102,943)	(162,530)
Management and incentive fees payable, net	(222,941)	(818,791)
Administrator expenses payable	(310,263)	223,581
Deferred revenue	(25,593)	(41,443)
Due to affiliate	167,743	36,196
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	46,860,988	5,500,888

Cash flows from financing activities
Borrowings on debt	—	—
Paydowns on debt	(49,407,674)	(12,999,337)
Debt issuance costs paid	—	(14,362)
Payments of cash dividends	—	(5,447,421)
Offering costs paid	—	(10,265)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(49,407,674)	(18,471,385)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(2,546,686)	(12,970,497)
CASH, RESTRICTED CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	84,283,903	75,665,981
CASH, RESTRICTED CASH AND CASH EQUIVALENTS, END OF PERIOD	$81,737,217	$62,695,484

Supplemental Information:
Interest paid during the year	$5,996,965	$3,956,308
Supplemental non-cash information:
Payment-in-kind interest income	$1,641,867	$2,572,665
Net amortization of premium/(discount) on investments	$31,158	$194,707
Amortization of debt issuance costs	$(1,249,907)	$(686,641)

Reconciliation to the Consolidated Statement of Assets and Liabilities	December 31, 2019	September 30, 2019
	(unaudited)
Cash and cash equivalents	$81,737,217	$68,245,213
Restricted cash	—	16,038,690
Total cash and cash equivalents and restricted cash	$81,737,217	$84,283,903

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

December 31, 2019
(unaudited)

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

Alpine SG, LLC(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(13)(20)	11/16/2022	$5,061,750	$5,061,750	$5,058,713	2.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(13)(20)	11/16/2022	2,444,350	2,444,350	2,442,883	1.1%
		Revolving Credit Facility (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(13)(15)	11/16/2022	—	—	(600)	0.0%
				7,506,100	7,506,100	7,500,996

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	9/25/2023	4,387,500	4,387,500	4,315,545	2.0%
				4,387,500	4,387,500	4,315,545

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	6/17/2020	13,150,795	13,150,795	13,124,494	6.0%
				13,150,795	13,150,795	13,124,494

Avantor, Inc.(10)	Wholesale	Equity - 942,160 Common Units(16)		—	16,487,800	17,100,204	7.8%
				—	16,487,800	17,100,204

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)(21)	4/24/2020	7,290,179	7,290,179	7,286,533	3.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	4/24/2020	—	—	(446)	0.0%
		Revolving Credit Facility (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)(15)	4/24/2020	892,857	892,857	893,482	0.4%
				8,183,036	8,183,036	8,179,569

Capstone Nutrition Development, LLC	Healthcare & Pharmaceuticals	Equity - 13,833.1916 Common Units		—	1,483,319	1,483,319	0.7%
				—	1,483,319	1,483,319

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(12)	7/28/2025	3,010,025	2,998,515	2,880,594	1.3%
				3,010,025	2,998,515	2,880,594

Crow Precision Components, LLC	Aerospace & Defense	Equity - 350 Common Units		—	700,000	666,998	0.3%
				—	700,000	666,998

CT Technologies Intermediate Holdings, Inc.(11)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	12/1/2022	7,500,000	7,500,000	6,635,250	3.0%
				7,500,000	7,500,000	6,635,250

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

DataOnline Corp.(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(13)	11/13/2025	5,000,000	5,000,000	5,000,000	2.3%
		Revolving Credit Facility (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(13)(15)	11/13/2025	—	—	—	0.0%
				5,000,000	5,000,000	5,000,000

Dermatologists of Southwestern Ohio, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(12)(21)	4/20/2022	1,062,742	1,062,742	1,050,733	0.5%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(12)(21)	4/20/2022	403,223	403,223	398,667	0.2%
				1,465,965	1,465,965	1,449,400

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (10.00% Cash)	4/1/2020	1,465,708	1,465,708	1,465,708	0.7%
		Preferred Equity (8.00% PIK)		4,269,878	4,269,878	3,539,729	1.6%
				5,735,586	5,735,586	5,005,437

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)		3,716,678	3,716,678	3,716,677	1.7%
		Equity - 150 Common Units		—	—	3,347,966	1.5%
				3,716,678	3,716,678	7,064,643

Global Accessories Group, LLC(11)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	151,339	0.1%
				—	151,337	151,339

The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(9)(12)	6/21/2023	3,000,000	2,887,510	570,000	0.3%
				3,000,000	2,887,510	570,000

Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)(21)	6/27/2023	3,245,958	3,245,958	3,056,719	1.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)(21)	6/27/2023	9,405,021	9,405,021	8,856,709	4.0%
				12,650,979	12,650,979	11,913,428

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)(21)	8/18/2022	13,071,675	13,071,675	12,458,613	5.6%
				13,071,675	13,071,675	12,458,613

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 7.50% Cash, 1.00% LIBOR Floor)(13)(20)	2/15/2022	4,521,535	4,521,535	4,547,760	2.1%
				4,521,535	4,521,535	4,547,760

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.56% of Outstanding Equity(17)	2/19/2024	—	955,680	—	0.0%
				—	955,680	—

Manna Pro Products, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	12/8/2023	5,384,885	5,384,885	5,175,952	2.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	12/8/2023	1,093,461	1,093,461	1,051,035	0.5%
				6,478,346	6,478,346	6,226,987

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(9)(14)	7/8/2020	2,616,924	2,103,712	602,677	0.3%
				2,616,924	2,103,712	602,677

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt(18)(21)	7/31/2020	704,106	704,106	704,106	0.3%
		Unsecured Debt(18)(21)	7/31/2021	761,905	761,905	761,905	0.3%
				1,466,011	1,466,011	1,466,011

Redwood Services Group, LLC(7)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(15)	6/6/2023	700,000	700,000	699,125	0.3%
				700,000	700,000	699,125

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (8.00% Cash)	8/31/2021	743,750	743,750	743,750	0.3%
				743,750	743,750	743,750

Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		—	566,475	1,236,301	0.6%
				—	566,475	1,236,301

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)(21)	9/1/2022	4,810,727	4,810,727	4,810,727	2.2%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)(21)	9/1/2022	1,866,556	1,866,556	1,866,556	0.8%
		Equity - 94,393.87 Common Units in CI (Summit) Investment Holdings LLC(21)		—	985,673	849,545	0.4%
				6,677,283	7,662,956	7,526,828

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(9)(13)(21)	7/31/2020	7,410,524	7,216,582	—	0.0%
				7,410,524	7,216,582	—

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		—	700,000	532,000	0.2%
				—	700,000	532,000

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		—	263,815	274,367	0.1%
				—	263,815	274,367

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)(20)	8/18/2025	2,000,000	1,976,458	1,931,000	0.9%
				2,000,000	1,976,458	1,931,000

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00% PIK, 1.00% LIBOR Floor)(13)	4/28/2023	923,991	865,582	820,134	0.4%
		Equity - 5,441 Class A Units		—	302,464	20,893	0.0%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	—	361,668	24,983	0.0%
				923,991	1,529,714	866,010

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)(21)	9/26/2024	3,588,895	3,588,895	3,624,784	1.6%
		Equity - 1,500 Common Units		—	1,500,000	3,083,408	1.4%
				3,588,895	5,088,895	6,708,192

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(8)		—	518,283	30,890	0.0%
				—	518,283	30,890

Subtotal Non-Controlled/Non-Affiliated Investments				$125,505,598	$149,985,257	$138,891,727

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Affiliated Investments:

1888 Industrial Services, LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)	9/30/2021	$9,473,068	$9,473,068	$9,473,068	4.3%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(9)(13)	9/30/2021	24,155,620	19,468,870	6,038,905	2.7%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)	6/30/2021	1,191,257	1,191,257	1,191,257	0.5%
		Senior Secured First Lien Term Loan D (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)	9/18/2020	228,531	228,531	228,531	0.1%
		Senior Secured First Lien Term Loan E (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)	9/18/2020	823,714	823,714	823,714	0.4%
		Revolving Credit Facility (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)(15)	9/30/2021	3,380,852	3,380,852	3,380,852	1.5%
		Equity - 21,562.16 Class A Units		—	—	—	0.0%
				39,253,042	34,566,292	21,136,327

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00% PIK)(9)	7/22/2020	10,292,195	8,446,385	2,573,049	1.2%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		971,200	971,200	(100,800)	0.0%
		Equity - 16 Common Units		—	—	—	0.0%
				13,663,395	11,817,585	2,472,249

Caddo Investors Holdings 1 LLC(10)	Forest Products & Paper	Equity - 6.15% Membership Interest(19)		—	2,526,373	2,897,112	1.3%
				—	2,526,373	2,897,112

Dynamic Energy Services International LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(9)(14)	12/31/2021	11,570,965	7,824,974	1,315,619	0.6%
		Equity - 12,350,000 Class A Units		—	—	—	0.0%
				11,570,965	7,824,974	1,315,619

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		20,150,684	20,150,684	20,150,684	9.1%
		Preferred Equity - A-1 Preferred (3.00% PIK)		2,607,661	2,607,661	2,607,661	1.2%
		Equity - 57,300 Class B Units		—	57,300	28,257,495	12.8%
				22,758,345	22,815,645	51,015,840

JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred (6.00% PIK)		1,236,270	1,236,270	1,236,270	0.6%
		Equity - 129,588 Class B Units		—	129,588	2,755,041	1.3%
				1,236,270	1,365,858	3,991,311

Kemmerer Operations, LLC(7)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	1,834,227	1,834,227	1,834,227	0.8%
		Senior Secured First Lien Delayed Draw Term Loan (15.00% PIK)	6/21/2023	461,035	461,035	461,035	0.2%
		Equity - 6.7797 Common Units		—	962,717	962,717	0.4%
				2,295,262	3,257,979	3,257,979

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% PIK, 1.00% LIBOR Floor)(13)	10/11/2021	9,820,066	9,607,140	9,110,075	4.1%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% PIK, 1.00% LIBOR Floor)(13)	10/11/2021	3,383,360	3,383,360	3,138,743	1.4%
		Senior Secured First Lien Term Loan C (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(13)	10/11/2021	246,045	246,045	245,922	0.1%
		Warrants - 7.68% of Outstanding Equity	1/9/2027	—	499,751	—	0.0%
				13,449,471	13,736,296	12,494,740

US Multifamily, LLC(10)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)(20)	6/17/2021	6,670,000	6,670,000	6,670,000	3.0%
		Equity - 33,300 Preferred Units		—	3,330,000	3,330,000	1.5%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$110,896,750	$107,911,002	$108,581,177

Controlled Investments:(5)

MCC Senior Loan Strategy JV I LLC(10)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC(19)		—	78,575,000	65,867,972	29.9%
				—	78,575,000	65,867,972

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(12)	11/9/2020	4,255,990	4,255,990	4,255,990	1.9%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(9)(12)	11/9/2020	13,821,228	12,305,096	4,284,581	1.9%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(9)(12)	11/9/2020	9,060,246	7,570,054	—	0.0%
		Equity - 787.4 Class A Units		—	9,550,922	—	0.0%
				27,137,464	33,682,062	8,540,571

URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.00% PIK, 2.00% LIBOR Floor)(13)	5/2/2022	19,388,729	19,388,729	19,388,729	8.8%
		Preferred Equity (12.00% PIK)(9)		7,339,237	6,552,890	733,924	0.3%
		Equity - 397,466 Common Units		—	12,936,879	—	0.0%
				26,727,966	38,878,498	20,122,653

Subtotal Control Investments				$53,865,430	$151,135,560	$94,531,196

Total Investments, December 31, 2019				$290,267,778	$409,031,819	$342,004,100	155.0%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for U.S. federal income tax purposes totaled $38,379,662, $103,473,094, and $65,093,432, respectively. The tax cost basis of investments is $407,097,532 as of December 31, 2019.

(4)	Percentage is based on net assets of $220,602,363 as of December 31, 2019.

(5)
Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(7)	The investment has an unfunded commitment as of December 31, 2019 (see Note 8), and includes an analysis of the value of any unfunded commitments.

(8)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.

(9)	The investment was on non-accrual status as of December 31, 2019.

(10)
The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of December 31, 2019, 28.0% of the Company's portfolio investments were non-qualifying assets.

(11)	A portion of this investment was sold via a participation agreement. The amount stated is the portion retained by Medley Capital Corporation (see Note 3).

(12)	The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (“LIBOR”) floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2019 was 1.80%.

(13)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2019 was 1.94%.

(14)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2019 was 1.94%.

(15)	This investment earns 0.50% commitment fee on all unused commitment as of December 31, 2019, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(16)	This investment represents a Level 1 security in the ASC 820 table as of December 31, 2019 (see Note 4).

(17)	This investment represents a Level 2 security in the ASC 820 table as of December 31, 2019 (see Note 4).

(18)	Security is non-income producing.

(19)	As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment.

(20)	All or a portion of this investment is held in Medley SLF Funding I LLC (see Note 5).

(21)	All or a portion of this investment is held in Medley Small Business Fund, LP (see Note 5).

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
December 31, 2019
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

On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger. In the MCC Merger, each share of the Company’s common stock (other than shares of the Company’s common stock held by the Company, Sierra or their respective wholly owned subsidiaries) will be exchanged for the right to receive (i) 0.68 shares of Sierra’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Delaware Action, as described below (such fees and expenses, the “Plaintiff Attorney Fees”), are less than or equal to $10,000,000; (ii) 0.66 shares of Sierra’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of Sierra’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of Sierra’s common stock in the event that the Plaintiff Attorney Fees are not fully and finally determined prior to the closing of the MCC Merger (such ratio, the “MCC Merger Exchange Ratio”). Based upon the Plaintiff Attorney Fees approved by the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) as set forth in the Order and Final Judgment entered into on December 20, 2019, as described below (the “Delaware Order”), the MCC Merger Exchange Ratio will be 0.66 shares of Sierra’s common stock. The Company and Sierra are appealing the Delaware Order with respect to the Delaware Court of Chancery’s ruling on the Plaintiff Attorney Fees.

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

The Mergers are subject to approval by the stockholders of the Company, Sierra, and MDLY, regulators, including the SEC, court approval of the Settlement (as described below), other customary closing conditions and third-party consents. There is no assurance that any of the foregoing conditions will be satisfied. The Company and Sierra have the right to terminate the Amended MCC Merger Agreement under certain circumstances, including (subject to certain limitations set forth in the Amended MCC Merger Agreement), among others: (i) by mutual written agreement of each party; (ii) any governmental entity whose consent or approval is a condition to closing set forth in Section 8.1 of the Amended MCC Merger Agreement has denied the granting of any such consent or approval and such denial has become final and nonappealable, or any governmental entity of competent jurisdiction shall have issued a final and nonappealable order, injunction or decree permanently enjoining or otherwise prohibiting or making illegal the consummation of the transactions contemplated by the Amended MCC Merger Agreement; (iii) the MCC Merger has not closed on or prior to March 31, 2020; or (iv) either party has failed to obtain stockholder approval or the Amended MDLY Merger Agreement has been terminated.

On February 11, 2019, a purported stockholder class action was commenced in the Delaware Court of Chancery by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, “FrontFour”), captioned as FrontFour Capital Group LLC, et al. v. Brook Taube et al., Case No. 2019-0100 (the “Delaware Action”) against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, Sierra, the Company, MCC Advisors, Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to the Company’s stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC stockholders on the proposed merger and enjoin enforcement of certain provisions of the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and Sierra (the “MCC Merger Agreement”).

The Delaware Court of Chancery held a trial on the plaintiffs’ motion for a preliminary injunction and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Delaware Court of Chancery denied the plaintiffs’ requests to (i) permanently enjoin the proposed merger and (ii) require the Company to conduct a “shopping process” for the Company on terms proposed by the plaintiffs in their complaint. The Delaware Court of Chancery held that the Company’s directors breached their fiduciary duties in entering into the proposed merger, but rejected the plaintiffs’ claim that Sierra aided and abetted those breaches of fiduciary duties. The Delaware Court of Chancery ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of the Company’s stockholders on the proposed merger until such disclosures had been made and stockholders had the opportunity to assimilate that information.

On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Delaware Court of Chancery, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of the Company in connection with the vote of the Company’s stockholders on the proposed mergers. On April 8, 2019, the Delaware Court of Chancery granted a stipulation consolidating the Delaware Action and the Altman Action, designating the amended complaint in the Delaware Action as the operative complaint, and designating the plaintiffs in the Delaware Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On December 20, 2019, the Delaware Court of Chancery entered into the Delaware Order approving the settlement of the Delaware Action (the “Settlement”). Pursuant to the Settlement, the Company agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra’s common stock, with the number of shares of Sierra’s common stock to be calculated using the pro forma net asset value of $6.37 per share as of June 30, 2019, which will be distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, the Company entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the revised MCC Merger at a meeting of stockholders to approve the revised MCC Merger Agreement. The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.

The Delaware Court of Chancery also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and $420,334.97 of plaintiff counsel expenses payable to the lead plaintiff’s counsel, which were paid on December 23, 2019, and (ii) an award that is contingent upon the closing of the proposed merger transactions (the “Contingent Fee Award”), consisting of:

a.	$100,000 for the agreement to appoint an independent director on the board of directors of the post-merger company; and

b.    the amount calculated by solving for A in the following formula:

Award[A]=(Monetary Fund[M]+Award[A]-Look Through[L])*Percentage[P]

Where:

A	shall be the amount of the Additional Fee (excluding the $100,000 award for the agreement to appoint an independent director on the board of directors of the post-merger company);

M
shall be the sum of (i) the $17 million cash component of the Settlement Fund and (ii) the value of the post-merger company stock component of the Settlement Fund, which shall be calculated as the product of the VPS (as defined below) and 4,709,576.14 (the number of shares of post-merger company’s stock comprising the stock component of the net settlement amount);

L
shall be the amount representing the estimated value of the decrease in shares to be received by eligible class members arising by operation of the change in the “Exchange Ratio” under the Amended MCC Merger Agreement, calculated as follows:

L = ((ES * 68%) - (ES * 66%)) * VPS

Where:

ES    shall be the number of eligible shares;

VPS
shall be the pro forma net asset value per share of the post-merger company’s common stock as of the closing as reported in the public disclosure filed nearest in time and after the closing (the “Closing NAV Disclosure”); and

P    shall equal 0.26

The Contingent Fee Award is contingent upon the closing of the MCC Merger. Payment of the Contingent Fee Award will be made in two stages. First, within five (5) business days of the establishment of the Settlement Fund, the Company or its successor shall (i) pay the plaintiffs’ counsel an estimate of the Contingent Fee Award (the “Additional Fee Estimate”), less twenty (20) percent (the “Additional Fee Estimate Payment”), and (ii) deposit the remaining twenty (20) percent of the Additional Fee Estimate into escrow (the “Escrowed Fee”). For purposes of calculating such estimate, the Company or its successor shall use the formula set above, except that VPS shall equal the pro forma net asset value of the post-merger company’s common stock as reported in the public disclosure filed nearest in time and prior to the closing (the “Closing NAV Estimate”).

Second, within five (5) business days of the Closing NAV Disclosure (as defined in the Order and Final Judgment), (i) if the Additional Fee is greater than the Additional Fee Estimate Payment, an amount of the Escrowed Fee shall be released to plaintiffs’ counsel such that the total payments made to plaintiffs’ counsel equal the Additional Fee and the remainder of the Escrowed Fee, if any, shall be released to the Company or its successor, (ii) if the Additional Fee is less than the Additional Fee Estimate Payment, plaintiffs’ counsel shall return to the Company or its successor the difference between the Additional Fee Estimate and the Additional Fee and the Escrowed Fee shall be released to the Company or its successor, or (iii) if the Additional Fee is equal to the Additional Fee Estimate Payment, the Escrowed Fee shall be released to the Company or its successor.

On January 17, 2020, the Company and Sierra filed a notice of appeal with the Delaware Supreme Court from those provisions of the Order and Final Judgment with respect to the Contingent Fee Award.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 946 (“ASC 946”). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the consolidated accounts of the Company and its wholly owned subsidiaries Medley Small Business Fund and Medley SLF Funding I LLC ("Medley SLF"), and its wholly owned Taxable Subsidiaries. All references made to the “Company,” “we,” and “us” herein include Medley Capital Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, which are of a normal recurring nature, that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of December 31, 2019, we had $81.7 million in cash and cash equivalents. As of September 30, 2019, we had $68.2 million in cash and cash equivalents, and $16.0 million of restricted cash, which was restricted for the purposes of repaying principal and interest on our Series A Israeli Notes (the “Israeli Notes”).

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

Debt Issuance Costs

Debt issuance costs, incurred in connection with any credit facilities, unsecured notes and SBA-guaranteed debentures (“SBA Debentures”) (see Note 5) are deferred and amortized over the life of the respective credit facility or instrument.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three months ended December 31, 2019 and 2018, the Company earned approximately $1.6 million and $2.6 million in PIK interest, respectively.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. For the three months ended December 31, 2019 and 2018, fee income was approximately $0.3 million and $0.5 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. There were no realized gains or losses related to non-cash restructuring transactions during the three months ended December 31, 2019 and 2018. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At December 31, 2019, certain investments in eight portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $16.1 million, or 4.7% of the fair value of our portfolio. At September 30, 2019, certain investments in seven portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $22.3 million, or 5.6% of the fair value of our portfolio.

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

Recent Accounting Pronouncements

On June 16, 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This ASU is intended to introduce new guidance for the accounting for credit losses on instruments within scope based on an estimate of current expected credit losses. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (“ASU 2017-08”). The amendments in ASU 2017-08 require premiums on purchased callable debt securities to be amortized to the security’s earliest call date. Prior to this ASU, premiums and discounts on purchased callable debt securities were generally required to be amortized to the security’s maturity date. The amendments in ASU 2017-08 do not require any changes to treatment of securities held at a discount. ASU 2017-08 is effective for the Company October 1, 2019, with early adoption permitted. This update has had no impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. The Company is currently evaluating the potential impact of this guidance on the Company’s consolidated financial statements and disclosures.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the calendar year ended December 31, 2019 and 2018, the Company distributed at least 98% of its ordinary income and 98.2% of its capital gains, and as such, was not subject to federal excises taxes.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of December 31, 2019 and 2018, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the three months ended December 31, 2019 and 2018, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

As of December 31, 2019 and September 30, 2019, the Company had a net deferred tax asset of $20.4 million and $20.9 million, respectively, consisting primarily of net operating losses and net unrealized losses on the investments held within its Taxable Subsidiaries. As of December 31, 2019 and September 30, 2019, the Company has booked a valuation allowance of $20.4 million and $20.9 million, respectively, against its net deferred tax asset.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at December 31, 2019. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of December 31, 2019 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$191,817	46.9%	$139,316	40.7%
Senior Secured Second Lien Term Loans	39,139	9.6	35,721	10.4
Unsecured Debt	2,210	0.5	2,210	0.7
MCC Senior Loan Strategy JV I LLC	78,575	19.2	65,868	19.3
Equity/Warrants	97,291	23.8	98,889	28.9
Total	$409,032	100.0%	$342,004	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At December 31, 2019 and September 30, 2019, the total fair value of warrants was $24,983 and were included in investments at fair value on the Consolidated Statement of Assets and Liabilities. During the three months ended December 31, 2019 and 2018, the Company had no warrant activity and acquired additional warrants in one of its existing portfolio investments, respectively.

For the three months ended December 31, 2019, there was no unrealized appreciation or depreciation related to warrants. For the three months ended December 31, 2018, there was $0.1 million of unrealized depreciation related to warrants, which was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2019 (dollars in thousands):

	Fair Value	Percentage
Construction & Building	$68,096	19.9%
Multisector Holdings	65,868	19.3
Services: Business	41,913	12.2
High Tech Industries	27,556	8.1
Healthcare & Pharmaceuticals	26,378	7.7
Energy: Oil & Gas	23,196	6.8
Hotel, Gaming & Leisure	18,186	5.3
Wholesale	17,100	5.0
Containers, Packaging & Glass	12,459	3.6
Banking, Finance, Insurance & Real Estate	10,000	2.9
Consumer goods: Durable	6,708	2.0
Consumer goods: Non-durable	6,379	1.9
Environmental Industries	3,991	1.2
Aerospace & Defense	3,548	1.0
Metals & Mining	3,258	1.0
Forest Products & Paper	2,897	0.8
Media: Broadcasting & Subscription	2,472	0.7
Automotive	897	0.3
Media: Advertising, Printing & Publishing	570	0.2
Retail	532	0.1
Total	$342,004	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2019 (dollars in thousands):

	Fair Value	Percentage
Multisector Holdings	$69,949	17.6%
Construction & Building	59,608	15.0
Services: Business	49,512	12.5
High Tech Industries	38,254	9.6
Healthcare & Pharmaceuticals	25,698	6.5
Energy: Oil & Gas	23,632	6.0
Hotel, Gaming & Leisure	21,127	5.3
Wholesale	13,850	3.5
Services: Consumer	13,278	3.3
Containers, Packaging & Glass	12,637	3.2
Capital Equipment	10,680	2.7
Automotive	10,375	2.6
Banking, Finance, Insurance & Real Estate	10,000	2.5
Aerospace & Defense	8,604	2.2
Consumer goods: Non-durable	6,326	1.6
Consumer goods: Durable	6,170	1.6
Environmental Industries	3,991	1.0
Metals & Mining	3,436	0.9
Forest Products & Paper	2,830	0.7
Media: Broadcasting & Subscription	2,408	0.6
Chemicals, Plastics & Rubber	2,277	0.6
Media: Advertising, Printing & Publishing	1,715	0.4
Retail	532	0.1
Total	$396,889	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at December 31, 2019 (dollars in thousands):

	Fair Value	Percentage
Northeast	$138,282	40.4%
West	75,465	22.1
Midwest	49,588	14.5
Southeast	45,666	13.3
Mid-Atlantic	18,690	5.5
Southwest	14,313	4.2
Total	$342,004	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2019 (dollars in thousands):

	Fair Value	Percentage
Northeast	$143,795	36.2%
West	88,412	22.3
Midwest	76,001	19.2
Southeast	48,089	12.1
Southwest	24,658	6.2
Mid-Atlantic	15,934	4.0
Total	$396,889	100.0%

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the three months ended December 31, 2019 and 2018 were as follows:

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2019	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2019	Income Earned

Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$9,304,145	$168,923	$—	$—	$—	$9,473,068	$168,914
	Senior Secured First Lien Term Loan B	5,886,892	—	—	152,013	—	6,038,905	—
	Senior Secured First Lien Term Loan C	1,170,014	21,243	—	—	—	1,191,257	21,241
	Senior Secured First Lien Term Loan D	224,456	4,075	—	—	—	228,531	4,075
	Senior Secured First Lien Term Loan E	—	823,714	—	—	—	823,714	13,591
	Revolving Credit Facility	4,387,025	(1,006,173)	—	—	—	3,380,852	71,737
	Equity	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	2,509,089	—	—	63,960	—	2,573,049	—
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	—	—	—	—	—	—
	Preferred Equity Series AAA	(100,800)	—	—	—	—	(100,800)	—
	Equity	—	—	—	—	—	—	—
Caddo Investors Holdings 1 LLC	Equity	2,830,051	—	—	67,061	—	2,897,112	—
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	1,264,841	—	—	50,778	—	1,315,619	—
	Revolving Credit Facility	545,103	(545,103)	—	—	—	—	6,692
	Equity	—	—	—	—	—	—	—
JFL-NGS Partners, LLC	Preferred Equity A-2	20,150,684	—	—	—	—	20,150,684	152,372
	Preferred Equity A-1	2,607,661	—	—	—	—	2,607,661	19,718
	Equity	19,096,371	—	—	9,161,124	—	28,257,495	—
JFL-WCS Partners, LLC	Preferred Equity Class A	1,236,269	—	—	—	—	1,236,269	18,696
	Equity	2,755,041	—	—	—	—	2,755,041	—
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	1,766,511	67,716	—	—	—	1,834,227	67,744
	Senior Secured First Lien Delayed Draw Term Loan	706,604	(245,569)	—	—	—	461,035	25,515
	Equity	962,717	—	—	—	—	962,717	—

Path Medical, LLC	Senior Secured First Lien Term Loan	8,845,167	312,180	—	(47,272)	—	9,110,075	312,230
	Senior Secured First Lien Term Loan A	3,047,473	98,384	—	(7,113)	—	3,138,744	98,400
	Senior Secured First Lien Term Loan C	344,291	(98,417)	—	48	—	245,922	9,045
	Equity	—	—	—	—	—	—	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	166,750
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$99,539,605	$(399,027)	$—	$9,440,599	$—	$108,581,177	$1,156,720

Controlled Investments
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	69,948,970	—	—	(4,080,998)	—	65,867,972	1,837,500
NVTN LLC	Senior Secured First Lien Term Loan	4,255,990	—	—	—	—	4,255,990	63,526
	Senior Secured First Lien Term Loan B	7,152,352	—	—	(2,867,771)	—	4,284,581	—
	Senior Secured First Lien Term Loan C	—	—	—	—	—	—	—
	Equity	—	—	—	—	—	—	—
TPG Plastics LLC	Senior Secured Second Lien Term Loan	352,984	(352,984)	—	—	—	—	12,806
	Unsecured Debt	278,810	(278,810)	—	—	—	—	6,876
	Unsecured Debt	1,644,751	(1,630,312)	—	1,672,398	(1,686,837)	—	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	18,905,403	483,326	—	—	—	19,388,729	495,382
	Preferred Equity	4,914,667	—	—	(4,180,743)	—	733,924	—
	Equity	—	—	—	—	—	—	—
Total Controlled Investments		$107,453,927	$(1,778,780)	$—	$(9,457,114)	$(1,686,837)	$94,531,196	$2,416,090

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2018	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2018	Income Earned

Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$8,984,232	$—	$—	$—	$—	$8,984,232	$169,687
	Senior Secured First Lien Term Loan B	19,725,217	734,779	—	(3,301,073)	—	17,158,923	759,184
	Revolving Credit Facility	3,593,693	(898,423)	—	—	—	2,695,270	56,753
	Equity	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	5,876,279	—	—	3	—	5,876,282	—
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	—	—	—	—	—	—
	Preferred Equity Series AAA	(172,800)	72,000	—	—	—	(100,800)	—
	Equity	—	—	—	—	—	—	—
Brantley Transportation LLC	Senior Secured First Lien Term Loan	2,882,800	—	—	109	—	2,882,909	—
	Senior Secured First Lien Delayed Draw Term Loan	503,105	—	—	—	—	503,105	9,380
	Equity	—	—	—	—	—	—	—
Caddo Investors Holdings 1 LLC	Equity	2,500,000	20,842	—	107,388	—	2,628,230	(61,927)
JFL-NGS Partners, LLC	Preferred Equity A-2	31,468,755	—	—	—	—	31,468,755	237,956
	Preferred Equity A-1	4,072,311	—	—	—	—	4,072,311	30,793
	Equity	9,825,804	—	—	1,131,102	—	10,956,906	—
JFL-WCS Partners, LLC	Preferred Equity Class A	1,166,292	—	—	—	—	1,166,292	17,638
	Equity	215,116	—	—	470,404	—	685,520	—
Path Medical, LLC	Senior Secured First Lien Term Loan	—	568,593	7,821,824	(144,729)	—	8,245,688	244,223
	Senior Secured First Lien Term Loan A	—	190,477	2,808,500	(158,046)	—	2,840,931	78,721
	Senior Secured First Lien Term Loan C	—	688,926	—	—	—	688,926	14,383
	Equity	—	—	499,751	(499,751)	—	—	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	166,750
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$100,640,804	$1,377,194	$11,130,075	$(2,394,593)	$—	$110,753,480	$1,723,541

Controlled Investments
Capstone Nutrition	Senior Secured First Lien Term Loan	$12,657,663	$—	$—	$41,238	$—	$12,698,901	$—
	Senior Secured First Lien Delayed Draw Term Loan	5,692,096	—	—	18,545	—	5,710,641	—
	Senior Secured First Lien Incremental Delayed Draw	2,242,721	84,625	—	—	—	2,327,346	87,832

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2018	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2018	Income Earned

	Equity - Class B and C Units	—	—	—	—	—	—	—
	Equity - Common Units	—	—	—	—	—	—	—
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	78,370,891	—	—	(2,451,618)	—	75,919,273	2,100,000
NVTN LLC	Senior Secured First Lien Term Loan	4,005,990	—	—	—	—	4,005,990	64,489
	Senior Secured First Lien Term Loan B	11,837,367	467,729	—	—	—	12,305,096	356,304
	Senior Secured First Lien Term Loan C	7,479,397	90,657	—	(460,729)	—	7,109,325	—
	Equity	—	—	—	—	—	—	—
OmniVere, LLC	Senior Secured First Lien Term Loan	—	—	—	22,880,599	(22,880,599)	—	(2,822)
	Senior Secured First Lien Term Loan	1,374,048	661,225	—	2,963,001	(4,998,274)	—	—
	Unsecured Debt	—	—	—	22,727,575	(22,727,575)	—	(2,205)
	Equity	—	—	—	872,698	(872,698)	—	—
TPG Plastics LLC	Senior Secured Second Lien Term Loan	401,346	(18,261)	—	—	—	383,085	5,179
	Unsecured Debt	360,000	(8,280)	—	—	(59,410)	292,310	6,533
	Unsecured Debt	646,996	—	—	—	—	646,996	1,631
	Equity	2,670,154	—	—	—	—	2,670,154	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	15,112,754	1,146,639	—	—	—	16,259,393	412,026
	Preferred Equity	5,850,795	702,095	—	—	—	6,552,890	177,197
	Equity	12,937,518	—	—	—	—	12,937,518	—
Total Controlled Investments		$161,639,736	$3,126,429	$—	$46,591,309	$(51,538,556)	$159,818,918	$3,206,164

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

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the three months ended December 31, 2019 and 2018. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the three months ended December 31, 2019 and 2018.

Loan Participation Sales

The Company may sell portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At December 31, 2019, there were two participation agreements outstanding with an aggregate fair value of $6.7 million. At September 30, 2019, there were two participation agreements outstanding with an aggregate fair value of $6.5 million. The transfer of the participated portion of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. In each case, the Company’s loan participation agreements satisfy the following conditions:

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

During the three months ended December 31, 2019 and 2018, the Company collected interest and principal payments on behalf of the participant in aggregate amounts of $0.7 million and $1.0 million, respectively. Under the terms of the participation agreements, the Company will collect and remit periodic payments to the participant equal to the participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

As of December 31, 2019, MCC JV had total capital commitments of $100.0 million, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $89.8 million was funded as of December 31, 2019 relating to these commitments, of which $78.6 million was from the Company. As of December 31, 2019, MCC JV’s board of managers had approved advances of capital of up to $0.3 million of the remaining capital commitments, of which $0.2 million is from the Company.

On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG (“CS”) with commitments of $100 million subject to leverage and borrowing base restrictions. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. The JV Facility bears interest at a rate of LIBOR (with no minimum + 2.75% per annum. On March 29, 2019, the JV Facility reinvestment period was extended to June 28, 2019 from March 30, 2019. On June 28, 2019, the JV Facility reinvestment period was extended to October 28, 2019.  On October 28, 2019, the JV Facility reinvestment period was further extended from October 28, 2019 to March 31, 2020, the maturity date was extended to March 31, 2023 and the interest rate was modified from bearing an interest rate of LIBOR (with no minimum) + 2.50% per annum to LIBOR (with no minimum) + 2.75% per annum. As of December 31, 2019 and September 30, 2019, there was approximately $179.3 million outstanding under the JV Facility.

At December 31, 2019 and September 30, 2019, MCC JV had total investments at fair value of $234.5 million and $249.3 million, respectively. As of December 31, 2019 and September 30, 2019, MCC JV’s portfolio was comprised of senior secured first lien term loans to 60 and 61 borrowers, respectively. As of December 31, 2019 and September 30, 2019, certain investments in one portfolio company held by MCC JV were on non-accrual status.

Below is a summary of MCC JV’s portfolio, excluding equity investments, followed by a listing of the individual investments in MCC JV’s portfolio as of December 31, 2019 and September 30, 2019:

	December 31, 2019	September 30, 2019
Senior secured loans(1)	$250,909,350	$261,170,437
Weighted average current interest rate on senior secured loans(2)	6.85%	7.17%
Number of borrowers in MCC JV	60	61
Largest loan to a single borrower(1)	$10,826,858	$10,884,644
Total of five largest loans to borrowers(1)	$43,198,483	$43,626,877

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at par.

MCC JV Loan Portfolio as of December 31, 2019

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	10,826,858	10,826,858	10,648,215	14.1%
				10,826,858	10,826,858	10,648,215

Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	11/22/2023	898,693	896,242	899,861	1.2%
				898,693	896,242	899,861

Brightspring Health Services	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.50%)(1)	3/5/2026	3,980,000	3,933,352	3,998,905	5.3%
				3,980,000	3,933,352	3,998,905

Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	1/4/2026	2,766,749	2,719,022	2,794,418	3.7%
				2,766,749	2,719,022	2,794,418

Cambrex Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/4/2026	4,000,000	3,920,721	3,920,000	5.2%
				4,000,000	3,920,721	3,920,000

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,335,000	5,305,173	5,242,171	7.0%
				5,335,000	5,305,173	5,242,171

CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	1,350,672	1,345,571	1,347,565	1.8%
		Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	597,000	597,000	595,627	0.8%
				1,947,672	1,942,571	1,943,192

Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(1)	7/1/2026	4,987,500	4,941,013	4,942,594	6.6%
				4,987,500	4,941,013	4,942,594

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	4,121,112	4,064,756	3,878,791	5.2%
				4,121,112	4,064,756	3,878,791

Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	10/10/2025	1,955,250	1,895,141	1,666,264	2.2%
				1,955,250	1,895,141	1,666,264

GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/1/2025	3,436,387	3,392,720	3,340,511	4.4%
				3,436,387	3,392,720	3,340,511

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,900,763	2,897,082	2,407,634	3.2%
				2,900,763	2,897,082	2,407,634

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/23/2024	4,887,938	4,874,842	4,286,232	5.7%
				4,887,938	4,874,842	4,286,232

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/20/2023	4,121,837	4,121,837	4,092,984	5.4%
				4,121,837	4,121,837	4,092,984

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)(4)	6/30/2022	1,818,750	1,806,941	787,519	1.0%
		Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)(4)	4/18/2020	86,311	83,512	86,311	0.1%
				1,905,061	1,890,453	873,830

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	4/26/2025	4,055,882	4,045,660	3,660,434	4.9%
				4,055,882	4,045,660	3,660,434

The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	7,780,000	7,741,207	2,650,646	3.5%
				7,780,000	7,741,207	2,650,646

Infogroup, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,862,500	4,835,967	4,704,955	6.2%
				4,862,500	4,835,967	4,704,955

Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	7/1/2026	2,743,125	2,726,710	2,729,409	3.6%
				2,743,125	2,726,710	2,729,409

Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/16/2025	2,750,063	2,738,029	1,924,494	2.6%
				2,750,063	2,738,029	1,924,494

Jordan Health Products I, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/15/2025	5,168,658	5,108,818	3,721,434	4.9%
				5,168,658	5,108,818	3,721,434

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	6,146,978	6,075,006	5,993,304	8.0%
				6,146,978	6,075,006	5,993,304

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	4,839,315	4,779,425	3,629,970	4.8%
				4,839,315	4,779,425	3,629,970

Liaison Acquisition, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/20/2026	6,500,000	6,483,801	6,483,750	8.6%
				6,500,000	6,483,801	6,483,750

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	4,684,602	4,671,137	4,614,801	6.1%
				4,684,602	4,671,137	4,614,801

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	3,021,667	3,021,667	2,904,426	3.9%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	613,583	613,583	589,776	0.8%
				3,635,250	3,635,250	3,494,202

MediaOcean	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(1)	8/18/2025	1,750,000	1,745,688	1,745,625	2.3%
				1,750,000	1,745,688	1,745,625

NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/1/2025	2,970,000	2,957,789	2,968,218	3.9%
				2,970,000	2,957,789	2,968,218

Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/28/2025	4,175,625	4,159,917	4,049,521	5.4%
				4,175,625	4,159,917	4,049,521

Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	9/29/2025	3,447,677	3,418,858	3,464,915	4.6%
		Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	9/29/2025	505,053	505,053	507,578	0.7%
		Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	9/29/2025	696,620	696,620	700,104	0.9%
				4,649,350	4,620,531	4,672,597

Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(1)	6/22/2026	3,654,204	3,620,273	3,654,204	4.9%
				3,654,204	3,620,273	3,654,204

Patriot Rail Company LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%)(1)	10/19/2026	1,750,000	1,715,946	1,715,000	2.3%
				1,750,000	1,715,946	1,715,000

Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	3,397,727	3,387,186	3,380,739	4.5%
				3,397,727	3,387,186	3,380,739

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/19/2022	6,329,376	6,317,572	6,005,312	8.0%
				6,329,376	6,317,572	6,005,312

Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/3/2024	3,034,160	3,012,452	2,883,969	3.8%
				3,034,160	3,012,452	2,883,969

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor, 2% PIK)(1)(5)	11/30/2023	4,904,970	4,587,580	4,585,657	6.1%
		Class C Common Stock		1	—	—
				4,904,971	4,587,580	4,585,657

PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/5/2024	1,967,369	1,959,757	1,816,508	2.4%
				1,967,369	1,959,757	1,816,508

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	4/2/2026	6,466,253	6,443,901	6,433,922	8.5%
				6,466,253	6,443,901	6,433,922

RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/29/2025	3,950,000	3,917,891	3,950,000	5.2%
				3,950,000	3,917,891	3,950,000

Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	5/25/2023	3,839,912	3,825,243	3,801,513	5.0%
				3,839,912	3,825,243	3,801,513

Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)(1)	2/3/2025	3,414,188	3,409,236	3,254,233	4.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	2/3/2025	1,332,506	1,287,273	1,271,344	1.7%
				4,746,694	4,696,509	4,525,577

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	2/28/2022	2,626,786	2,603,868	2,390,375	3.2%
				2,626,786	2,603,868	2,390,375

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	7/1/2026	2,238,750	2,233,552	2,247,257	3.0%
				2,238,750	2,233,552	2,247,257

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	9/1/2022	4,810,727	4,757,582	4,810,727	6.4%
		Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	9/1/2022	1,866,556	1,866,556	1,866,556	2.5%
				6,677,283	6,624,138	6,677,283

Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	9,800,000	9,765,521	9,831,360	13.1%
				9,800,000	9,765,521	9,831,360

Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	11/11/2024	3,909,046	3,900,193	3,889,501	5.2%
				3,909,046	3,900,193	3,889,501

Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	2/27/2022	3,473,750	3,473,750	3,473,750	4.6%
				3,473,750	3,473,750	3,473,750

SMB Shipping Logistics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	2/5/2024	1,462,048	1,451,196	1,451,521	1.9%
				1,462,048	1,451,196	1,451,521

Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/9/2023	2,927,601	2,908,826	2,762,191	3.7%
				2,927,601	2,908,826	2,762,191

The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/28/2021	4,337,289	4,337,289	4,332,085	5.8%
				4,337,289	4,337,289	4,332,085

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	10/11/2024	6,658,045	6,643,277	6,674,690	8.9%
				6,658,045	6,643,277	6,674,690

Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	1/31/2025	2,431,688	2,422,832	2,416,611	3.2%
				2,431,688	2,422,832	2,416,611

United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	9/2/2024	3,729,999	3,717,262	3,468,899	4.6%
				3,729,999	3,717,262	3,468,899

Vero Parent, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/16/2024	3,905,587	3,882,806	3,739,600	5.0%
				3,905,587	3,882,806	3,739,600

Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	9/11/2026	4,962,563	4,914,942	4,912,937	6.5%
				4,962,563	4,914,942	4,912,937

Wheels Up Partners LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.55%, 1.00% LIBOR Floor)(1)	10/15/2021	3,422,896	3,375,468	3,381,136	4.5%
				3,422,896	3,375,468	3,381,136

Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	3/1/2026	6,600,125	6,549,143	5,321,681	7.1%
				6,600,125	6,549,143	5,321,681

Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	4/30/2026	2,220,094	2,203,352	2,205,274	2.9%
				2,220,094	2,203,352	2,205,274

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	2/12/2024	8,114,342	8,114,342	8,094,056	10.7%
				8,114,342	8,114,342	8,094,056

Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,588,625	2,588,625	2,523,650	3.4%
				2,588,625	2,588,625	2,523,650

Total Investments, December 31, 2019				$250,909,351	$249,141,410	$234,525,220	311.5%

(1)	Represents the annual current interest rate as of December 31, 2019. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	Percentage is based on MCC JV's net assets of $75,277,682 as of December 31, 2019.

(4)	This investment was on non-accrual status as of December 31, 2019.

(5)	Par amount includes accumulated PIK interest and is net of repayments.

MCC JV Loan Portfolio as of September 30, 2019

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	$10,884,644	$10,884,644	$10,635,385	13.3%

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

				10,884,644	10,884,644	10,635,385

Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	11/22/2023	724,217	722,980	720,162	0.9%
				724,217	722,980	720,162

AL Midcoast Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/1/2025	4,330,542	4,297,473	4,246,963	5.3%
				4,330,542	4,297,473	4,246,963

Brightspring Health Services	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.50%)(1)	3/5/2026	3,990,000	3,941,288	3,990,000	5.0%
				3,990,000	3,941,288	3,990,000

Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	1/4/2026	2,774,187	2,724,326	2,801,929	3.5%
				2,774,187	2,724,326	2,801,929

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,348,750	5,316,921	5,172,776	6.5%
				5,348,750	5,316,921	5,172,776

CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	1,354,100	1,348,742	1,324,581	1.7%
		Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	598,500	598,500	584,908	0.7%
				1,952,600	1,947,242	1,909,489

Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(1)	7/1/2026	5,000,000	4,951,590	4,940,000	6.2%
				5,000,000	4,951,590	4,940,000

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	4,131,900	4,067,981	3,770,359	4.7%
				4,131,900	4,067,981	3,770,359

Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	10/10/2025	1,960,188	1,897,299	1,594,220	2.0%
				1,960,188	1,897,299	1,594,220

GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/1/2025	3,445,086	3,399,335	3,400,989	4.3%
				3,445,086	3,399,335	3,400,989

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,908,397	2,903,827	2,641,697	3.3%
				2,908,397	2,903,827	2,641,697

Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/23/2024	4,900,375	4,886,582	4,618,604	5.8%
				4,900,375	4,886,582	4,618,604

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/20/2023	4,188,348	4,188,348	4,163,637	5.2%
				4,188,348	4,188,348	4,163,637

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)(4)	6/30/2022	1,818,750	1,805,750	1,421,353	1.8%
				1,818,750	1,805,750	1,421,353

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	4/26/2025	4,066,176	4,055,443	3,601,412	4.5%
				4,066,176	4,055,443	3,601,412

The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	7,800,000	7,757,145	5,187,780	6.5%
				7,800,000	7,757,145	5,187,780

Infogroup, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	4/3/2023	4,875,000	4,846,330	4,748,738	5.9%
				4,875,000	4,846,330	4,748,738

Intermedia Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2025	2,977,500	2,952,588	2,973,034	3.7%
				2,977,500	2,952,588	2,973,034

Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	7/1/2026	2,750,000	2,732,906	2,732,400	3.4%
				2,750,000	2,732,906	2,732,400

Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/16/2025	2,788,268	2,775,502	2,115,738	2.6%
				2,788,268	2,775,502	2,115,738

Jackson Hewitt Tax Service Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.25%)(1)	5/31/2023	5,850,000	5,850,000	5,811,390	7.3%
				5,850,000	5,850,000	5,811,390

Jordan Health Products I, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/15/2025	5,181,776	5,118,971	4,378,601	5.5%
				5,181,776	5,118,971	4,378,601

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	6,162,699	6,086,349	5,972,888	7.5%
				6,162,699	6,086,349	5,972,888

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	4,871,364	4,807,569	3,975,033	5.0%
				4,871,364	4,807,569	3,975,033

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	4,836,393	4,821,161	4,759,978	6.0%
				4,836,393	4,821,161	4,759,978

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	3,029,375	3,029,375	2,880,027	3.6%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	615,125	615,125	584,799	0.7%
				3,644,500	3,644,500	3,464,826

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	7/14/2022	2,446,853	2,443,556	2,442,205	3.1%
				2,446,853	2,443,556	2,442,205

NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/1/2025	2,977,500	2,964,722	2,903,360	3.6%
				2,977,500	2,964,722	2,903,360

Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/28/2025	4,186,250	4,169,745	3,984,054	5.0%
				4,186,250	4,169,745	3,984,054

Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	9/29/2025	3,543,616	3,512,593	3,477,350	4.3%
		Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	9/29/2025	519,107	519,107	509,399	0.6%
		Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	9/29/2025	716,005	716,005	702,616	0.9%
				4,778,728	4,747,705	4,689,365

Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(1)	6/22/2026	3,663,385	3,628,046	3,613,477	4.5%
				3,663,385	3,628,046	3,613,477

Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	3,406,439	3,395,256	3,384,979	4.2%
				3,406,439	3,395,256	3,384,979

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/19/2022	6,345,900	6,333,392	6,092,064	7.6%
				6,345,900	6,333,392	6,092,064

Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/3/2024	3,041,842	3,018,790	2,992,564	3.7%
				3,041,842	3,018,790	2,992,564

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor, 2% PIK)(1)(5)	11/30/2023	4,880,028	4,562,638	4,562,338	5.7%
		Class C Common Stock		1	—	—
				4,880,029	4,562,638	4,562,338

PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/5/2024	1,972,350	1,964,300	1,912,137	2.4%
				1,972,350	1,964,300	1,912,137

Quantum Spatial, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	9/5/2024	5,000,000	5,000,000	5,000,000	6.3%
				5,000,000	5,000,000	5,000,000

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	4/2/2026	6,982,500	6,957,391	6,885,443	8.6%
				6,982,500	6,957,391	6,885,443

RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/29/2025	3,960,000	3,926,377	3,960,000	5.0%
				3,960,000	3,926,377	3,960,000

Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	5/25/2023	4,080,727	4,063,983	4,014,619	5.0%
				4,080,727	4,063,983	4,014,619

Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)(1)	2/3/2025	3,422,875	3,417,582	3,297,255	4.1%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	2/3/2025	1,335,880	1,288,373	1,288,055	1.6%
				4,758,755	4,705,955	4,585,310

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	2/28/2022	2,645,536	2,619,767	2,503,471	3.1%
				2,645,536	2,619,767	2,503,471

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	7/1/2026	2,244,375	2,238,962	2,249,986	2.8%
				2,244,375	2,238,962	2,249,986

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	9/1/2022	4,820,605	4,762,317	4,775,291	6.0%
		Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	9/1/2022	1,871,234	1,871,234	1,853,644	2.3%
				6,691,839	6,633,551	6,628,935

Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	9,825,000	9,788,662	9,825,000	12.3%
				9,825,000	9,788,662	9,825,000

Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	11/11/2024	3,918,993	3,909,644	3,821,018	4.8%
				3,918,993	3,909,644	3,821,018

Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	2/27/2022	3,482,500	3,482,500	3,482,500	4.4%
				3,482,500	3,482,500	3,482,500

SMB Shipping Logistics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	2/5/2024	2,465,807	2,446,381	2,453,478	3.1%
				2,465,807	2,446,381	2,453,478

Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/9/2023	3,935,050	3,907,819	3,695,799	4.6%
				3,935,050	3,907,819	3,695,799

The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/28/2021	4,348,644	4,348,644	4,325,596	5.4%
				4,348,644	4,348,644	4,325,596

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	10/11/2024	6,674,943	6,659,353	6,674,943	8.3%
				6,674,943	6,659,353	6,674,943

Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	1/31/2025	2,437,875	2,428,557	2,392,287	3.0%
				2,437,875	2,428,557	2,392,287

United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	9/2/2024	3,759,999	3,746,467	3,699,087	4.6%
				3,759,999	3,746,467	3,699,087

Vero Parent, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/16/2024	3,915,475	3,891,393	3,886,109	4.9%
				3,915,475	3,891,393	3,886,109

Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	9/11/2026	4,975,000	4,925,465	4,925,250	6.2%
				4,975,000	4,925,465	4,925,250

Wheels Up Partners LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.55%, 1.00% LIBOR Floor)(1)	10/15/2021	3,633,328	3,575,903	3,569,381	4.5%
				3,633,328	3,575,903	3,569,381

Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	3/1/2026	6,616,750	6,563,551	5,599,756	7.0%
				6,616,750	6,563,551	5,599,756

Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	4/30/2026	2,225,672	2,208,221	2,225,672	2.8%
				2,225,672	2,208,221	2,225,672

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	2/12/2024	8,134,734	8,134,734	8,114,397	10.1%
				8,134,734	8,134,734	8,114,397

Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,596,000	2,596,000	2,498,910	3.1%
				2,596,000	2,596,000	2,498,910

Total Investments, September 30, 2019				$261,170,438	$259,371,480	$249,342,871	311.9%

(1)	Represents the annual current interest rate as of September 30, 2019. All interest rates are payable in cash, unless otherwise noted.

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

Below is certain summarized financial Information for MCC JV as of December 31, 2019 and September 30, 2019, and for the three months ended December 31, 2019 and 2018:

	December 31, 2019	September 30, 2019
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (amortized cost of $249,141,410 and $259,371,480, respectively)	$234,525,220	$249,342,871
Cash	18,188,284	8,007,466
Other assets	1,054,277	1,466,352
Total assets	$253,767,781	$258,816,689

Line of credit (net of debt issuance costs of $1,891,547 and $1,552,067, respectively)	$177,388,453	$177,694,223
Other liabilities	365,159	472,737
Interest payable	736,487	708,049
Total liabilities	178,490,099	178,875,009
Members' capital	75,277,682	79,941,680
Total liabilities and members' capital	$253,767,781	$258,816,689

	For the three months ended December 31
	2019	2018
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total revenues	$4,786,854	$4,977,270
Total expenses	(2,734,234)	(2,683,092)
Net unrealized appreciation/(depreciation)	(4,587,580)	(1,917,837)
Net realized gain/(loss)	(29,036)	(791,494)
Net income/(loss)	$(2,563,996)	$(415,153)

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

After performing the income analysis for the three months ended December 31, 2019, our investment in NVTN LLC exceeded the 20% threshold under Rule 10-01(b)(1) of Regulation S-X. Accordingly, the following tables show summarized unaudited financial information for NVTN LLC:

	December 31, 2019	September 30, 2019
Balance Sheet Data(1)
Current assets	$2,904,646	$3,008,546
Non-current assets	$27,006,852	$27,527,487
Current liabilities	$4,053,824	$2,651,531
Non-current liabilities	$37,967,530	$36,998,068

	For the three months ended December 31, 2019	For the three months ended December 31, 2018
Summary of Operations(1)
Total revenues	$2,348,926	$2,463,971
Cost of sales	599,294	600,097
Operating expenses	2,237,597	2,128,624
Other expenses	554,688	229,135
Net loss	$(1,042,653)	$(493,885)

After performing the income analysis for the three months ended December 31, 2019, our investment in URT Acquisition Holdings Corporation exceeded the 20% threshold under Rule 10-01(b)(1) of Regulation S-X. Accordingly, the following tables show summarized unaudited financial information for URT Acquisition Holdings Corporation:

	December 31, 2019	September 30, 2019
Balance Sheet Data(1)
Current assets	$8,914,000	$9,310,000
Non-current assets	$27,007,000	$27,601,000
Current liabilities	$5,300,000	$5,415,000
Non-current liabilities	$35,663,000	$34,583,000

	For the three months ended December 31, 2019	For the three months ended December 31, 2018
Summary of Operations(1)
Total revenues	$19,344,600	$19,439,900
Cost of sales	3,371,700	3,047,900
Operating expenses	15,488,900	15,404,200
Other expenses	2,438,500	1,574,600
Net loss	$(1,954,500)	$(586,800)

(1)	All amounts are unaudited

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

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. During the three months ended December 31, 2019, none of our investments transferred in or out of Level 3.

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of December 31, 2019 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$139,316	$139,316
Senior Secured Second Lien Term Loans	—	—	35,721	35,721
Unsecured Debt	—	—	2,210	2,210
Equity/Warrants	17,100	—	78,892	95,992
Total	$17,100	$—	$256,139	$273,239
Investments measured at net asset value(1)				68,765
Total Investments, at fair value				$342,004

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended December 31, 2019 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2019	$192,770	$36,508	$—	$2,653	$78,329	$310,260
Purchases and other adjustments to cost	817	485	—	—	244	1,546
Originations	6,565	—	—	—	100	6,665
Sales	(186)	—	—	—	(1,630)	(1,816)
Settlements	(58,698)	(434)	—	(443)	(3,724)	(63,299)
Net realized gains/(losses) from investments	—	—	—	—	(1,687)	(1,687)
Net transfers in and/or out of Level 3	—	—	—	—	—	—
Net unrealized gains/(losses)	(1,952)	(838)	—	—	7,260	4,470
Balance as of December 31, 2019	$139,316	$35,721	$—	$2,210	$78,892	$256,139

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

Net change in unrealized loss for the three months ended December 31, 2019 and 2018 included in earnings related to investments still held as of December 31, 2019 and 2018, was approximately $1.7 million and $8.5 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended December 31, 2019, none of our investments transferred in or out of Level 3. During the three months ended December 31, 2018, one of our senior secured first lien notes with a fair value of $7.1 million, and one of our warrant positions with a fair value of $0 transferred from Level 2 to Level 3 because of the decrease in availability of the transaction data or the inputs to the valuation.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of December 31, 2019 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$91,183	Income Approach (DCF)	Market yield	7.32% - 17.19% (10.69%)
Senior Secured First Lien Term Loans	40,838	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)/ Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Capitalization Rate Discount rate Expected Proceeds	0.25x - 0.25x (0.25x) 3.50x - 4.50x (4.44x) 9.30% - 18.70% (16.42%) 7.78% - 7.78% (7.78%) $9.0M - $16.0M ($9.0M)
Senior Secured First Lien Term Loans	7,295	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Senior Secured Second Lien Term Loan	15,762	Income Approach (DCF)	Market yield	9.97% - 15.61% (12.71%)
Senior Secured Second Lien Term Loans	19,959	Market Approach (Guideline Comparable)/Income Approach (DCF)	EBITDA Multiple(1) Discount Rate	4.50x - 6.00x (5.96x) 16.40% - 16.40% (16.40%)
Unsecured Debt	744	Income Approach (DCF)	Market yield	7.12%
Unsecured Debt	1,466	Market Approach (Guideline Comparable)	EBITDA Multiple(1)	7.50x - 7.50x (7.50x)
Equity	3,540	Income Approach (DCF)	Market yield	15.27%
Equity	72,875	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)/Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Capitalization Rate Discount rate Expected Proceeds	0.88x - 0.88x (0.88x) 3.50x - 10.00x (9.19x) 9.30% - 22.50% (14.51%) 7.78% - 7.78% (7.78%) $16.0M - $47.5M ($53.1M)
Equity	2,477	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Total	$256,139

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

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks over specified time frames. The Earnout and AMI were initially recorded an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration will be remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of December 31, 2019 and September 30, 2019, the fair value of the contingent consideration was $1.8 million.

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

As of December 31, 2019, the Company’s asset coverage was 206.1% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act.

As of September 30, 2019, the Company’s asset coverage was 184.2% after giving effect to leverage and therefore the Company’s asset coverage was below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company was prohibited from making distributions to stockholders, including the payment of any dividend, and could not employ further leverage until the Company’s asset coverage was at least 200% after giving effect to such leverage.

The Company’s outstanding debt as of December 31, 2019 and September 30, 2019 was as follows (dollars in thousands):

	December 31, 2019				September 30, 2019
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value(1)	Fair Value
2021 Notes	$74,013	$74,013	$73,330	$74,389	$74,013	$74,013	$73,172	$72,473
2023 Notes	77,847	77,847	76,951	75,008	77,847	77,847	76,881	74,453
Israeli Notes	55,999	55,999	54,182	56,658	105,137	105,137	101,679	104,604
Total	$207,859	$207,859	$204,463	$206,055	$256,997	$256,997	$251,732	$251,530

(1)	Modified to conform to the current year presentation.

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

Secured Notes

Israeli Notes

On January 26, 2018, the Company priced a debt offering in Israel of $121.3 million of Israeli Notes and collectively with the U.S. Notes, the "Notes"). The Israeli Notes are listed on the TASE and denominated in New Israeli Shekels, but linked to the US Dollar at a fixed exchange rate which mitigates any currency exposure to the Company. The Israeli Notes have not been and will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements. In connection with this offering, we have dual listed our common stock on the TASE.

On August 12, 2019, the Company and its wholly owned subsidiaries, Medley Small Business Fund, LP (formerly known as Medley SBIC, LP) and Medley SLF, on the one hand, and the Trustee, on the other hand, entered into an amendment to the deed of trust (the “Deed”) governing the Israeli Notes (the “Amendment”). The Amendment amends the Deed by, among other things: (a) modifying Section 2.2 of the Deed to provide for full repayment of the Israeli Notes in eight (8) equal installments, each comprising twelve and one-half percent (12.5%) of the principal amount of the Israeli Notes, beginning on August 12, 2019 (the “Effective Date”) and ending on January 31, 2021, rather than four (4) equal annual installments, each comprising twenty five percent (25%) of the principal amount of the Israeli Notes, that were payable on February 27 of each of the years 2021-2024 (inclusive); (b) changing the interest payment dates for the Israeli Notes from semi-annual to quarterly except for the initial interest payment, which was paid on the Effective Date, and the final interest payment, which will be paid on January 31, 2021; (c) decreasing the annual interest rate on the Israeli Notes by 0.25% per annum on the Effective Date and further decreasing the annual interest rate on the Israeli Notes by 0.50% per annum if  the Mergers close, which further decrease will be effective upon the closing of the Mergers; (d) decreasing the minimum Total Net Asset covenant in Section 6.1.1 of the Deed from $275 million to $215 million; (e) modifying the acceleration event in Section 10.1.25 of the Deed to provide that it will occur if the credit rating on the Israeli Notes drops below (i) il/B of Maalot before November 30, 2019, (ii) il/BB- of Maalot during the period between December 1, 2019 and April 1, 2020, and (iii) il/BBB- of Maalot on or after April 1, 2020; (f) waiving the make-whole and market value payment requirements of Section 9.1.7 of the Deed for all early redemption payments on the Israeli Notes within eighteen (18) months following the Effective Date; (g) requiring each of Medley Small Business Fund and Medley SLF to guarantee all of the Company’s obligations under the Deed (including the Amendment) and the Israeli Notes and to grant security interests on all of their assets (the “Collateral”) to secure such guaranties and providing for the termination of the Medley SLF guaranty and release of the security interests in Medley SLF’s assets upon the closing of the Mergers, subject to certain limitations; (h) that the Company use principal collections from the Collateral to make early redemption payments on the Israeli Notes, which payments will be applied in inverse order of the maturity of the required principal installment payments on the Israeli Notes; (i) providing for a waiver by the Trustee and the holders of the Israeli Notes of any right to accelerate the full balance of the amount due to the holders of the Israeli Notes based on any claims, allegations, actions, and/or rights that were raised, and/or resulting or deriving from certain claims or allegations as set forth in Section 19.1 of the Amendment; (j) providing for a waiver by the Trustee and the holders of the Israeli Notes of certain claims, demands, rights, and/or actions against and/or relating to the Company, its subsidiaries and/or affiliates and their respective employees (including their respective directors, officers, members of the Company’s board of directors, employees, stockholders, stakeholders and advisors); and (k) adding other definitions, representations and covenants to the Deed and making related conforming changes to the Deed. Pursuant to the Amendment, no prepayment penalties were due or payable in connection with the payment of principal made by the Company on the Effective Date.

The Deed (including the Amendment) includes certain customary covenants, including minimum net assets of $215 million and a maximum debt to total assets ratio of 70%. The date for determining compliance with these financial covenants is the date that the Company publishes its financial statements (i.e., in a quarterly report on Form 10-Q or an annual report on Form 10-K) with the SEC. If the Company does not satisfy these financial covenants for two consecutive quarters, it is an event of default under the Deed. If this event of default is expected to occur, the Company has the right to request the trustee for the Israeli Notes (the “Trustee”) to appoint an emergency committee of the three largest noteholders for the purpose of obtaining a one-quarter extension of time to satisfy the financial covenants. If the Company does not make this request and the breach occurs, or if the emergency committee does not grant the extension, then the Trustee is required to convene a meeting of the noteholders as described below.

In addition to not complying with the financial covenants as described above, the events of default include: (i) a change of control of the Company (defined in the Deed as MCC Advisors’ ceasing to provide investment management or advisory services to the Company); (ii) the Company not publishing a tender offer for the purchase of all of the Israeli Notes within 45 days; (iii) the Company not paying any amount due and payable to the holders of the Israeli Notes within seven business days after the payment due date; (iv) certain insolvency and receivership events with respect to the Company or with respect to all or substantially all of its assets, and (v) the Israeli Notes being delisted from the TASE or the TASE’s suspension of trading of the Israeli Notes for more than 60 days.

If an event of default occurs under the Deed, there is no automatic acceleration or mandatory redemption of the Israeli Notes. Rather, the Trustee is required to convene a meeting of the noteholders for a vote on whether to accelerate the Israeli Notes. Noteholders holding at least 50% of the principal amount of the Israeli Notes must be present at the meeting for a quorum to exist, and if a quorum exists, then the vote of a majority of the noteholders present at the meeting controls.

As of December 31, 2019, we have net assets of $220.6 million and a maximum debt to total assets ratio of below 70%. Therefore, as of December 31, 2019, we were in compliance with the minimum net assets covenant under the Israeli Notes. However, if we experience realized losses or unrealized declines in the fair value of the Company’s portfolio investments due to either portfolio company specific or macro-economic factors, it is reasonably likely, absent injection of capital or waivers or an amendment to the covenants set forth in the Deed (including the Amendment), that we could not satisfy the minimum net assets covenant under the Israeli Notes as early as the date we publish financial statements for the quarter ending March 31, 2020, which would be no later than May 11, 2020. While there are no immediate consequences to breaching this financial covenant for a single period, if the Company reports net assets of less than $215 million for two consecutive quarters and does not obtain a one-quarter extension of time as described above, the holders of the Israeli Notes can require the Trustee to accelerate the Israeli Notes. In that regard, if the Company’s net assets are below $215 million as of March 31, 2020, and the Company’s net assets remain below $215 million as of June 30, 2020, and the Company does not obtain an extension of time for compliance as described above or an adequate waiver or amendment, then an event of default on the Israeli Notes will occur on the date that the Company publishes its quarterly report on Form 10-Q for the fiscal quarter ending June 30, 2020, which would be no later than August 10, 2020.

As of December 31, 2019, the Company’s net assets are $220.6 million, resulting in a cushion of approximately $5.6 million. It is reasonably likely that the Company’s net assets could decline by more than $5.6 million by March 31, 2020, which would result in a breach of the financial covenant described above.  To address these matters, we may pursue alternatives which could include discussions with the Trustee and holders of the Israeli Notes regarding potential waivers and/or an amendment to the covenants set forth in the Deed. Any such waivers or an amendment may be subject to conditions that may not be satisfied. If market or other conditions are not favorable, or if such discussions do not result in a favorable outcome, we may be unable to take any such actions or obtain waivers or an amendment from the trustee or holders of the Israeli Notes. In addition, the Company is also exploring the possibility of raising additional capital, which will have the effect of increasing the Company’s net assets, as another means to cure any future non-compliance with the financial covenants of the Deed. The Company continues to actively pursue the Mergers. If the Mergers are consummated, we expect it would result in the Company’s ability to comply with the financial covenants described above as the Combined Company is projected to have net assets well in excess of $215 million and debt to total assets ratio well below 70%. Alternatively, we believe we have the ability to sell certain portfolio investments and reduce other controllable cash outflows in order to increase our liquidity to levels sufficient to meet our debt obligations under the Israeli Notes and any other anticipated cash needs to meet our obligations as they become due.

The foregoing description of the terms of Israeli Notes, the Deed, and the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of each of the Deed and the Amendment incorporated by reference as an exhibit to this quarterly report on Form 10-Q.

As described above, the following is a summary of the Collateral to secure the guarantee of all of the Company’s obligations under the Deed (including the Amendment) and the Israeli Notes by Medley Small Business Fund and Medley SLF as of December 31, 2019.

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value

Medley SLF Funding I LLC

Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)	11/16/2022	$5,061,750	$5,061,750	$5,058,713
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)	11/16/2022	2,444,350	2,444,350	2,442,883
				7,506,100	7,506,100	7,501,596

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 7.50% Cash, 1.00% LIBOR Floor)	2/15/2022	2,596,814	2,596,814	2,611,875
				2,596,814	2,596,814	2,611,875

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	8/18/2025	2,000,000	1,976,458	1,931,000
				2,000,000	1,976,458	1,931,000

US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	6/17/2021	6,670,000	6,670,000	6,670,000
				6,670,000	6,670,000	6,670,000

Subtotal Medley SLF Funding I LLC Investments				$18,772,914	$18,749,372	$18,714,471

Medley Small Business Fund, LP

Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	4/24/2020	7,290,178	7,290,178	7,286,533
				7,290,178	7,290,178	7,286,533

Dermatologists of Southwestern Ohio, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)	4/20/2022	1,062,742	1,062,742	1,050,733
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)	4/20/2022	403,223	403,223	398,667
				1,465,965	1,465,965	1,449,400

Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)	6/27/2023	3,245,958	3,245,958	3,056,719
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)	6/27/2023	9,405,021	9,405,021	8,856,709
				12,650,979	12,650,979	11,913,428

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	8/18/2022	8,714,450	8,714,450	8,305,742
				8,714,450	8,714,450	8,305,742

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt	7/31/2020	281,632	281,632	281,632
		Unsecured Debt	7/31/2021	304,735	304,735	304,735
				586,367	586,367	586,367

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)	9/1/2022	4,810,727	4,810,727	4,810,727
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)	9/1/2022	1,866,556	1,866,556	1,866,556
		Equity - 73,113.54 Common Units in CI (Summit) Investment Holdings LLC		—	736,905	658,022
				6,677,283	7,414,188	7,335,305

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)	7/31/2020	7,330,098	7,136,156	—
				7,330,098	7,136,156	—

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)	9/26/2024	3,588,895	3,588,895	3,624,784
				3,588,895	3,588,895	3,624,784

Subtotal Medley Small Business Fund, LP Investments				$48,304,215	$48,847,178	$40,501,559

Total Medley SLF Funding I LLC and Medley SLF Funding I LLC Investments				$67,077,129	$67,596,550	$59,216,030

On June 5, 2018, the Company announced that on June 1, 2018, its board of directors authorized the Company to repurchase and retire up to $20 million of the Company’s outstanding Israeli Notes on the TASE. Execution of the repurchase plan is subject to an open trading window for the Company and continued liquidity at that time and is expected to continue until the full authorized amount is purchased or market conditions change. The repurchase of the Israeli Notes is not expected to result in any material tax consequences to the Company or its note holders.

During the quarter ended December 31, 2018, the Company exchanged $1.0 million United States Dollars to New Israeli Shekels at a rate of 3.73 USD/NIS in order to repurchase the Israeli Notes on the TASE. As the Israeli Notes were trading below par at the time of the repurchase, and the USD/NIS (foreign currency) spot rate was higher than the fixed exchange rate agreed upon in the deed of trust, the Company was able to repurchase and retire 3,812,000 units, which resulted in $1,119,201 aggregate principal amount of the Israeli Notes being retired. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized gain of $0.1 million and was recorded on the Consolidated Statements of Operations as a gain on extinguishment of debt.

On December 31, 2019, in addition to the scheduled 12.5% quarterly amortization payment, the Company used proceeds from its principal repayments in assets held by Medley SLF and Medley Small Business Fund to pre-pay an additional $19.1 million of the Israeli Notes. The pre-payment was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.9 million and was recorded on the Consolidated Statements of Operations as a net loss on extinguishment of debt.
The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of December 31, 2019 and 2018, the Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4.
In accordance with ASU 2015-03, the debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As of December 31, 2019 and September 30, 2019, debt issuance costs related to the Notes were as follows (dollars in thousands):

	December 31, 2019				September 30, 2019
	2021 Notes	2023 Notes	Israeli Notes	Total	2021 Notes	2023 Notes	Israeli Notes	Total
Total Debt Issuance Costs	$3,226	$3,102	$6,287	$12,615	$3,226	$3,102	$6,287	$12,615
Amortized Debt Issuance Costs	2,544	2,197	4,470	9,211	2,385	2,127	2,829	7,341
Unamortized Debt Issuance Costs	$682	$905	$1,817	$3,404	$841	$975	$3,458	$5,274

For the three months ended December 31, 2019 and 2018, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the three months ended December 31
	2019	2018
2021 Notes interest	1,203	1,203
2023 Notes interest	1,192	1,378
2023 Notes premium	(1)	(1)
Israeli Notes interest	1,499	1,521
Amortization of debt issuance costs	1,251	579
Total	$5,144	$4,680
Weighted average stated interest rate	6.4%	5.7%
Weighted average outstanding balance	$241,769	$284,920

SBA Debentures

On March 26, 2013, SBIC LP received a SBIC license from the SBA. The SBIC license allowed SBIC LP to obtain leverage by issuing SBA Debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. SBA Debentures were non-recourse, interest only debentures with interest payable semi-annually and had a ten year maturity. The principal amount of SBA Debentures were not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA Debentures were fixed on a semi-annual basis at a market-driven spread over U.S. Treasury Notes with 10-year maturities. The SBA, as a creditor, had a superior claim to the SBIC LP’s assets over our stockholders in the event we liquidated the SBIC LP or the SBA exercised its remedies under the SBA Debentures issued by the SBIC LP upon an event of default.

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

As of December 31, 2019 and September 30, 2019, Medley Small Business Fund did not have any SBA Debentures outstanding.

For the three months ended December 31, 2019 and 2018, the components of interest, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the three months ended December 31
	2019	2018
SBA Debentures interest	$—	$1,221
Amortization of debt issuance costs	—	108
Total	$—	$1,329
Weighted average stated interest rate	—%	3.6%
Weighted average outstanding balance	$—	$135,000

Note 6. Agreements

Investment Management Agreement

We entered into an investment management agreement with MCC Advisors (the “Investment Management Agreement”). Mr. Brook Taube, our Chairman and Chief Executive Officer, is a managing partner and senior portfolio manager of MCC Advisors, and Mr. Seth Taube, one of our directors, is a managing partner of MCC Advisors.

Under the terms of the Investment Management Agreement, MCC Advisors:

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

Pursuant to the Investment Management Agreement, we pay MCC Advisors a fee for investment advisory and management services consisting of a base management fee and a two-part incentive fee.

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

On January 15, 2020, the Company’s board of directors, including all of the independent directors, approved the renewal of the Investment Management Agreement through the later of April 1, 2020 or so long as the Amended MCC Merger Agreement is in effect, but no longer than a year; provided that, if the Amended MCC Merger Agreement is terminated by Sierra, then the termination of the Investment Management Agreement would be effective on the 30th day following receipt of Sierra’s notice of termination to the Company.

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

For the three months ended December 31, 2019 and 2018, the Company incurred base management fees to MCC Advisors of $2.0 million and $3.2 million, respectively. The Company did not waive management fees under the Fee Waiver Agreement during the three months ended December 31, 2019 and 2018.

The incentive fees shown in the Consolidated Statements of Operations are calculated using the fee structure set forth in the Investment Management Agreement, and then adjusted to reflect the terms of the Fee Waiver Agreement. Pursuant to the Investment Management Agreement, pre-incentive fee net investment income is compared to a hurdle rate of 2.0% of the net asset value at the beginning of the period and is calculated as follows:

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

For the three months ended December 31, 2019 and 2018, the Company did not incur any incentive fees on net investment income because pre-incentive fee net investment income did not exceed the hurdle amount under the formula set forth in the Investment Management Agreement.

As of December 31, 2019 and September 30, 2019, $2.0 million and $2.2 million, respectively, were included in “management and incentive fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to the administration agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three months ended December 31, 2019 and 2018, we incurred $0.6 million and $1.0 million in administrator expenses, respectively.

As of December 31, 2019 and September 30, 2019, $0.6 million and $0.9 million, respectively, were included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

Note 8. Commitments

Guarantees

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of December 31, 2019 and September 30, 2019, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

Unfunded commitments

As of December 31, 2019 and September 30, 2019, we had commitments under loan and financing agreements to fund up to $6.0 million to eight portfolio companies and $8.9 million to seven portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2019 and September 30, 2019 is shown in the table below (dollars in thousands):

	December 31, 2019	September 30, 2019
1888 Industrial Services, LLC - Revolver(1)	$1,079	$—
Redwood Services Group, LLC - Revolver	1,050	875
Alpine SG, LLC - Revolver	1,000	1,000
Kemmerer Operations, LLC - Delayed Draw Term Loan	908	908
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
DataOnline Corp. - Revolver	714	1,890
1888 Industrial Services, LLC - Term Loan E	219	—
Access Media Holdings, LLC - Series AAA Preferred Equity	101	101
Dynamic Energy Services International LLC - Revolver	—	3,255
Total	$5,964	$8,922

(1)	The revolving credit facility was fully drawn as of September 30, 2019.

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

On February 11, 2019, a purported stockholder class action was commenced in the Delaware Court of Chancery by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, “FrontFour”), captioned as FrontFour Capital Group LLC, et al. v. Brook Taube et al., Case No. 2019-0100 (the “Delaware Action”) against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, Sierra, the Company, MCC Advisors, Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to the Company’s stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC stockholders on the proposed merger and enjoin enforcement of certain provisions of the MCC Merger Agreement.

The Delaware Court of Chancery held a trial on the plaintiffs’ motion for a preliminary injunction and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Delaware Court of Chancery denied the plaintiffs’ requests to (i) permanently enjoin the proposed merger and (ii) require the Company to conduct a “shopping process” for the Company on terms proposed by the plaintiffs in their complaint. The Delaware Court of Chancery held that the Company’s directors breached their fiduciary duties in entering into the proposed merger, but rejected the plaintiffs’ claim that Sierra aided and abetted those breaches of fiduciary duties. The Delaware Court of Chancery ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of the Company’s stockholders on the proposed merger until such disclosures had been made and stockholders had the opportunity to assimilate that information.

On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Delaware Court of Chancery, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of the Company in connection with the vote of the Company’s stockholders on the proposed mergers. On April 8, 2019, the Delaware Court of Chancery granted a stipulation consolidating the Delaware Action and the Altman Action, designating the amended complaint in the Delaware Action as the operative complaint, and designating the plaintiffs in the Delaware Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On December 20, 2019, the Delaware Court of Chancery entered an Order and Final Judgment approving the settlement of the Delaware Action (the “Settlement”). Pursuant to the Settlement, the Company agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra’s common stock, with the number of shares of Sierra’s common stock to be calculated using the pro forma net asset value of $6.37 per share as of June 30, 2019, which will be distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, the Company entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the revised MCC Merger at a meeting of stockholders to approve the revised MCC Merger Agreement. The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.

The Delaware Court of Chancery also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and $420,334.97 of plaintiff counsel expenses payable to the lead plaintiff’s counsel, which were paid on December 23, 2019, and (ii) an award that is contingent upon the closing of the proposed merger transactions (the “Contingent Fee Award”), consisting of:

a.	$100,000 for the agreement to appoint an independent director on the board of directors of the post-merger company; and

b.    the amount calculated by solving for A in the following formula:

Award[A]=(Monetary Fund[M]+Award[A]-Look Through[L])*Percentage[P]

Where:

A	shall be the amount of the Additional Fee (excluding the $100,000 award for the agreement to appoint an independent director on the board of directors of the post-merger company);

M
shall be the sum of (i) the $17 million cash component of the Settlement Fund and (ii) the value of the post-merger company stock component of the Settlement Fund, which shall be calculated as the product of the VPS (as defined below) and 4,709,576.14 (the number of shares of post-merger company’s stock comprising the stock component of the net settlement amount);

L
shall be the amount representing the estimated value of the decrease in shares to be received by eligible class members arising by operation of the change in the “Exchange Ratio” under the Amended MCC Merger Agreement, calculated as follows:

L = ((ES * 68%) - (ES * 66%)) * VPS

Where:

ES    shall be the number of eligible shares;

VPS
shall be the pro forma net asset value per share of the post-merger company’s common stock as of the closing as reported in the public disclosure filed nearest in time and after the closing (the “Closing NAV Disclosure”); and

P    shall equal 0.26

The Contingent Fee Award is contingent upon the closing of the MCC Merger. Payment of the Contingent Fee Award will be made in two stages. First, within five (5) business days of the establishment of the Settlement Fund, the Company or its successor shall (i) pay the plaintiffs’ counsel an estimate of the Contingent Fee Award (the “Additional Fee Estimate”), less twenty (20) percent (the “Additional Fee Estimate Payment”), and (ii) deposit the remaining twenty (20) percent of the Additional Fee Estimate into escrow (the “Escrowed Fee”). For purposes of calculating such estimate, the Company or its successor shall use the formula set above, except that VPS shall equal the pro forma net asset value of the post-merger company’s common stock as reported in the public disclosure filed nearest in time and prior to the closing (the “Closing NAV Estimate”).

Second, within five (5) business days of the Closing NAV Disclosure (as defined in the Order and Final Judgment), (i) if the Additional Fee is greater than the Additional Fee Estimate Payment, an amount of the Escrowed Fee shall be released to plaintiffs’ counsel such that the total payments made to plaintiffs’ counsel equal the Additional Fee and the remainder of the Escrowed Fee, if any, shall be released to the Company or its successor, (ii) if the Additional Fee is less than the Additional Fee Estimate Payment, plaintiffs’ counsel shall return to the Company or its successor the difference between the Additional Fee Estimate and the Additional Fee and the Escrowed Fee shall be released to the Company or its successor, or (iii) if the Additional Fee is equal to the Additional Fee Estimate Payment, the Escrowed Fee shall be released to the Company or its successor.

The Company paid the Therapeutics Fee Award and plaintiffs’ counsel’s expenses on December 23, 2019. On January 17, 2020, the Company and Sierra filed a notice of appeal with the Delaware Supreme Court from those provisions of the Order and Final Judgment with respect to the Contingent Fee Award.

Prior to reporting its financial results for the fiscal year ending September 30, 2019, the Company had determined that a material loss in the amount of $3.5 million related to the Therapeutics Fee Award was probable, and as such recorded an accrual for this loss contingency on its consolidated statement of operations.

With respect to the Company’s contingent obligations under the Order and Final Judgment to (i) fund the Settlement Fund with $17 million in cash and $30 million of Sierra stock, and (ii) pay the Contingent Fee Award using the formula set forth above, we note that all of these obligations are contingent upon closing of the Mergers. The Company has determined the likelihood of a material loss from the Settlement Fund and the Contingent Fee Award to be reasonably possible (as opposed to probable and reasonably estimable) under ASC 450 and thus has not made an accrual in its consolidated statement of operations.

Insurance Reimbursements and Discounts Related to Professional Fees

In connection with the Delaware Action, the Company incurred approximately $15.2 million and $0.3 million of professional fees and expenses for the fiscal year ended September 30, 2019 and the three months ended December 31, 2019, respectively. Included in the $15.2 million of professional fees and expenses for the fiscal year ended September 30, 2019, is the $3.5 million Therapeutics Fee Award. During the quarter ended December 31, 2019, the Company received approximately $0.8 million of insurance proceeds and recorded the reimbursement as an offset or reduction in professional fees and expenses. Additionally, in December 2019 the Company received confirmation from its insurance carriers that the Therapeutic Fee Award was a covered expense under the insurance policy and that the insurance carriers would reimburse the Company for the full $3.5 million, which was subsequently received in January 2020. Accordingly as of December 31, 2019, the Company recorded a $3.5 million receivable, which is included on the Consolidated Statements of Assets and Liabilities in other assets and a corresponding offset or reduction in professional fees and expenses.

During the quarter ended December 31, 2019, the Company negotiated discounts with certain vendors on their professional fees and expenses, a portion of which was expensed by the Company in the fiscal year ended September 30, 2019. The Company recorded the net effect of the discount as an offset or reduction in professional fees and expense in the quarter ended December 31, 2019. The cumulative impact of the insurance reimbursements and discounts noted above resulted in professional fees of $(4.4) million for the three months ended December 31, 2019.

Note 9. Fee Income

Fee income consists of origination/closing fees, amendment fees, prepayment penalty and other miscellaneous fees which are non-recurring in nature, as well as administrative agent fees, which are recurring in nature. The following table summarize the Company's fee income for the three months ended December 31, 2019 and 2018 (dollars in thousands):

	For the three months ended December 31
	2019	2018
Prepayment fee	$139	$199
Origination fee	87	114
Administrative agent fee	56	76
Amendment fee	2	72
Fee income	$284	$461

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

No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940 Act). For the three months ended December 31, 2019 and 2018, we accrued $0.3 million and $0.3 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of December 31, 2019.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the December 31, 2019 and 2018 (dollars in thousands, except share and per share amounts):

	For the three months ended December 31
	2019	2018
Basic and diluted:
Net increase/(decrease) in net assets from operations	$4,170	$(10,077)
Weighted average common shares outstanding	54,474,211	54,474,211
Earnings per common share-basic and diluted	$0.08	$(0.18)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended December 31, 2019 and 2018:

	For the three months ended December 31
	2019	2018
Per share data(1):
Net asset value per share at beginning of period	$3.97	$5.90

Net investment income/(loss)(2)	0.06	0.03
Net realized gains/(losses) on investments	(0.03)	(1.04)
Net unrealized appreciation/(depreciation) on investments	0.07	0.83
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—
Loss on extinguishment of debt	(0.02)	—
Net increase/(decrease) in net assets	0.08	(0.18)

Distributions from net investment income	—	—
Distributions from tax return of capital	—	(0.10)
Net asset value per share at end of period	$4.05	$5.61

Net assets at end of period	$220,602,363	$305,653,884
Shares outstanding at end of period	54,474,211	54,474,211

Per share market value at end of period	$2.18	$2.66
Total return based on market value(3)	(15.83)%	(29.11)%
Total return based on net asset value(4)	2.01%	(1.91)%
Portfolio turnover rate(5)	7.16%	23.91%

The following is a schedule of ratios and supplemental data for the three months ended December 31, 2019 and 2018:

	For the three months ended December 31
	2019	2018
Ratios:
Ratio of net investment/(loss) income to average net assets after waivers, discounts and reimbursements(5)(6)	5.08%	2.05%
Ratio of total expenses to average net assets after waivers, discounts and reimbursements(5)(6)	7.30%	14.53%
Ratio of incentive fees to average net assets after waivers(6)	—%	—%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(5)(6)(11)	7.30%	14.53%
Percentage of non-recurring fee income(7)	3.01%	2.71%
Average debt outstanding(8)	$241,769,393	$419,919,724
Average debt outstanding per common share	$4.44	$7.71
Asset coverage ratio per unit(9)	2,061	2,124
Total Debt Outstanding(12)
2021 Notes	$73,330,392	$72,701,382
2023 Notes	$76,950,939	$76,675,002
Israeli Notes	$54,181,781	$115,220,390
SBA Debentures	$—	$133,012,838

Average market value per unit:
SBA debentures(10)	N/A	N/A
2021 Notes	$24.72	$25.07
2023 Notes	$23.74	$24.69
Israeli Notes	$248.06	$259.16

(1)	Table may not foot due to rounding.

(2)
Net investment income/(loss) excluding management and incentive fee waivers, discounts and reimbursements based on total weighted average common stock outstanding equals $(0.05) and $0.03 per share for the three months ended December 31, 2019 and 2018, respectively.

(3)
Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.

(4)
Total return is historical and assumes changes in NAV, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.

(5)	Ratios are annualized during interim periods.

(6)
For the three months ended December 31, 2019, excluding management and incentive fee waivers, discounts and reimbursements, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is (4.14)%, 16.51%, 0.00%, and 16.51%, respectively. For the three months ended December 31, 2018, excluding management and incentive fee waivers, discounts and reimbursements, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is 2.05%, 14.53%, 0.00%, and 14.53%, respectively.

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

(10)	The SBA Debentures were not registered for public trading.

(11)	Excludes incentive fees.

(12)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.

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

The Company did not make any distributions during the three months ended December 31, 2019.

The following table summarizes the Company’s distributions during the three months ended December 31, 2018

Date Declared	Record Date	Payment Date	Amount Per Share
During the three months December 31, 2018
11/16/2018	12/5/2018	12/20/2018	$0.10
			$0.10

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended December 31, 2019.

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

Forward-Looking Statements

Some of the statements in this annual report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this annual report on Form 10-Q involve risks and uncertainties, including statements as to:

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

This quarterly report on Form 10-Q also includes “forward-looking” statements regarding the proposed transactions contemplated by the Amended MCC Merger Agreement. Because forward-looking statements, such as the possibility that the Company may receive competing proposals and the date that the parties expect the proposed transactions to be completed and the expectation that the proposed transactions will provide improved liquidity for the Company’s stockholders, and will be accretive to net investment income for the Company, include risks and uncertainties, actual results may differ materially from those expressed or implied and include, but are not limited to, those discussed in the Company’s filings with the SEC, and (i) the satisfaction or waiver of closing conditions relating to the proposed transactions described herein, including, but not limited to, the requisite approvals of the stockholders of each of Sierra, the Company, and MDLY; Sierra successfully taking all actions reasonably required with respect to certain outstanding indebtedness of the Company and MDLY to prevent any material adverse effect relating thereto; certain required approvals of the SEC (including necessary exemptive relief to consummate the merger transactions); the necessary consents of certain third-party advisory clients of MDLY; and any applicable waiting period (and any extension thereof) applicable to the transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have expired or been terminated; (ii) the parties’ ability to successfully consummate the proposed transactions, and the timing thereof; and (iii) the possibility that competing offers or acquisition proposals related to the proposed transactions will be made and, if made, could be successful. Additional risks and uncertainties specific to the Company include, but are not limited to, (i) the costs and expenses that the Company has, and may incur, in connection with the proposed transactions (whether or not they are consummated); (ii) the impact that any litigation relating to the proposed transactions may have the Company; (iii) that projections with respect to distributions may prove to be incorrect; (iv) Sierra’s ability to invest its portfolio of cash in a timely manner following the closing of the proposed transactions; (v) the market performance of the combined portfolio; (vi) the ability of portfolio companies to pay interest and principal in the future; (vii) the ability of MDLY to grow its fee earning assets under management; (viii) whether Sierra, as the surviving company, will trade with more volume and perform better than the Company and MDLY prior to the proposed transactions;  and (ix) negative effects of entering into the proposed transactions on the trading volume and market price of the Company’s common stock. There can be no assurance of the level of any distributions to be paid, if any, following consummation of the proposed transactions.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this quarterly report on Form 10-Q.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including quarterly reports on Form 10-Q, registration statements on Form N-2, annual reports on Form 10-K, and current reports on Form 8-K.

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

On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger. In the MCC Merger, each share of the Company’s common stock (other than shares of the Company’s common stock held by the Company, Sierra or their respective wholly owned subsidiaries) will be exchanged for the right to receive (i) 0.68 shares of Sierra’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Delaware Action, as described below (such fees and expenses, the “Plaintiff Attorney Fees”), are less than or equal to $10,000,000; (ii) 0.66 shares of Sierra’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of Sierra’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of Sierra’s common stock in the event that the Plaintiff Attorney Fees are not fully and finally determined prior to the closing of the MCC Merger (such ratio, the “MCC Merger Exchange Ratio”). Based upon the Plaintiff Attorney Fees approved by the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) as set forth in the Order and Final Judgment entered into on December 20, 2019, as described below (the “Delaware Order”), the MCC Merger Exchange Ratio will be 0.66 shares of Sierra’s common stock. The Company and Sierra are appealing the Delaware Order with respect to the Delaware Court of Chancery’s ruling on the Plaintiff Attorney Fees.

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

The Mergers are subject to approval by the stockholders of the Company, Sierra, and MDLY, regulators, including the SEC, court approval of the Settlement (as described below), other customary closing conditions and third-party consents. There is no assurance that any of the foregoing conditions will be satisfied. The Company and Sierra have the right to terminate the Amended MCC Merger Agreement under certain circumstances, including (subject to certain limitations set forth in the Amended MCC Merger Agreement), among others: (i) by mutual written agreement of each party; (ii) any governmental entity whose consent or approval is a condition to closing set forth in Section 8.1 of the Amended MCC Merger Agreement has denied the granting of any such consent or approval and such denial has become final and nonappealable, or any governmental entity of competent jurisdiction shall have issued a final and nonappealable order, injunction or decree permanently enjoining or otherwise prohibiting or making illegal the consummation of the transactions contemplated by the Amended MCC Merger Agreement; (iii) the MCC Merger has not closed on or prior to March 31, 2020; or (iv) either party has failed to obtain stockholder approval or the Amended MDLY Merger Agreement has been terminated.

On February 11, 2019, a purported stockholder class action was commenced in the Delaware Court of Chancery by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, “FrontFour”), captioned as FrontFour Capital Group LLC, et al. v. Brook Taube et al., Case No. 2019-0100 (the “Delaware Action”) against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, Sierra, the Company, MCC Advisors, Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to the Company’s stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC stockholders on the proposed merger and enjoin enforcement of certain provisions of the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and Sierra (the “MCC Merger Agreement”).

The Delaware Court of Chancery held a trial on the plaintiffs’ motion for a preliminary injunction and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Delaware Court of Chancery denied the plaintiffs’ requests to (i) permanently enjoin the proposed merger and (ii) require the Company to conduct a “shopping process” for the Company on terms proposed by the plaintiffs in their complaint. The Delaware Court of Chancery held that the Company’s directors breached their fiduciary duties in entering into the proposed merger, but rejected the plaintiffs’ claim that Sierra aided and abetted those breaches of fiduciary duties. The Delaware Court of Chancery ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of the Company’s stockholders on the proposed merger until such disclosures had been made and stockholders had the opportunity to assimilate that information.

On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Delaware Court of Chancery, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of the Company in connection with the vote of the Company’s stockholders on the proposed mergers. On April 8, 2019, the Delaware Court of Chancery granted a stipulation consolidating the Delaware Action and the Altman Action, designating the amended complaint in the Delaware Action as the operative complaint, and designating the plaintiffs in the Delaware Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On December 20, 2019, the Delaware Court of Chancery entered into the Delaware Order approving the settlement of the Delaware Action (the “Settlement”). Pursuant to the Settlement, the Company agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra’s common stock, with the number of shares of Sierra’s common stock to be calculated using the pro forma net asset value of $6.37 per share as of June 30, 2019, which will be distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, the Company entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the revised MCC Merger at a meeting of stockholders to approve the revised MCC Merger Agreement. The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.

The Delaware Court of Chancery also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and $420,334.97 of plaintiff counsel expenses payable to the lead plaintiff’s counsel, which were paid on December 23, 2019, and (ii) an award that is contingent upon the closing of the proposed merger transactions (the “Contingent Fee Award”), consisting of:

a.	$100,000 for the agreement to appoint an independent director on the board of directors of the post-merger company; and

b.    the amount calculated by solving for A in the following formula:

Award[A]=(Monetary Fund[M]+Award[A]-Look Through[L])*Percentage[P]

Where:

A	shall be the amount of the Additional Fee (excluding the $100,000 award for the agreement to appoint an independent director on the board of directors of the post-merger company);

M
shall be the sum of (i) the $17 million cash component of the Settlement Fund and (ii) the value of the post-merger company stock component of the Settlement Fund, which shall be calculated as the product of the VPS (as defined below) and 4,709,576.14 (the number of shares of post-merger company’s stock comprising the stock component of the net settlement amount);

L
shall be the amount representing the estimated value of the decrease in shares to be received by eligible class members arising by operation of the change in the “Exchange Ratio” under the Amended MCC Merger Agreement, calculated as follows:

L = ((ES * 68%) - (ES * 66%)) * VPS

Where:

ES    shall be the number of eligible shares;

VPS
shall be the pro forma net asset value per share of the post-merger company’s common stock as of the closing as reported in the public disclosure filed nearest in time and after the closing (the “Closing NAV Disclosure”); and

P    shall equal 0.26

The Contingent Fee Award is contingent upon the closing of the MCC Merger. Payment of the Contingent Fee Award will be made in two stages. First, within five (5) business days of the establishment of the Settlement Fund, the Company or its successor shall (i) pay the plaintiffs’ counsel an estimate of the Contingent Fee Award (the “Additional Fee Estimate”), less twenty (20) percent (the “Additional Fee Estimate Payment”), and (ii) deposit the remaining twenty (20) percent of the Additional Fee Estimate into escrow (the “Escrowed Fee”). For purposes of calculating such estimate, the Company or its successor shall use the formula set above, except that VPS shall equal the pro forma net asset value of the post-merger company’s common stock as reported in the public disclosure filed nearest in time and prior to the closing (the “Closing NAV Estimate”).

Second, within five (5) business days of the Closing NAV Disclosure (as defined in the Order and Final Judgment), (i) if the Additional Fee is greater than the Additional Fee Estimate Payment, an amount of the Escrowed Fee shall be released to plaintiffs’ counsel such that the total payments made to plaintiffs’ counsel equal the Additional Fee and the remainder of the Escrowed Fee, if any, shall be released to the Company or its successor, (ii) if the Additional Fee is less than the Additional Fee Estimate Payment, plaintiffs’ counsel shall return to the Company or its successor the difference between the Additional Fee Estimate and the Additional Fee and the Escrowed Fee shall be released to the Company or its successor, or (iii) if the Additional Fee is equal to the Additional Fee Estimate Payment, the Escrowed Fee shall be released to the Company or its successor.

On January 17, 2020, the Company and Sierra filed a notice of appeal with the Delaware Supreme Court from those provisions of the Order and Final Judgment with respect to the Contingent Fee Award.

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

Portfolio and Investment Activity

As of December 31, 2019 and September 30, 2019, our portfolio had a fair market value of approximately $342.0 million and $396.9 million, respectively. The following table summarizes our portfolio and investment activity during the three months ended December 31, 2019 and 2018 (dollars in thousands):

	For the three months ended December 31
	2019	2018
Investments made in new portfolio companies	$5,000	$648
Investments made in existing portfolio companies	1,665	38,474
Aggregate amount in exits and repayments	(65,000)	(43,797)
Net investment activity	$(58,335)	$(4,675)

Portfolio Companies, at beginning of year	51	67
Number of new portfolio companies	1	2
Number of exited portfolio companies	(6)	(7)
Portfolio companies, at end of year	46	62

Number of investments in existing portfolio companies	5	14

The following table summarizes the amortized cost and the fair value of our average portfolio company, including the equity investment in the MCC Senior Loan Strategy JV I LLC (“MCC JV”), and largest portfolio company, excluding the equity investment in the MCC JV, as of December 31, 2019 and September 30, 2019 (dollars in thousands):

	December 31, 2019		September 30, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$8,892	$7,435	$9,170	$7,782
Largest portfolio company	38,878	51,016	38,395	41,855

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2019 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$191,817	46.9%	$139,316	40.7%
Senior Secured Second Lien Term Loans	39,139	9.6	35,721	10.4
Unsecured Debt	2,210	0.5	2,210	0.7
MCC Senior Loan Strategy JV I LLC	78,575	19.2	65,868	19.3
Equity/Warrants	97,291	23.8	98,889	28.9
Total	$409,032	100.0%	$342,004	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2019 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$243,342	52.0%	$192,770	48.6%
Senior Secured Second Lien Term Loans	39,089	8.4	36,508	9.2
Unsecured Debt	2,653	0.6	2,653	0.7
MCC Senior Loan Strategy JV I LLC	78,575	16.8	69,949	17.6
Equity/Warrants	103,989	22.2	95,009	23.9
Total	$467,648	100.0%	$396,889	100.0%

As of December 31, 2019, our income-bearing investment portfolio, which represented 75.3% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 9.4%, and 83.5% of our income-bearing investment portfolio bore interest based on floating rates, such as the London Interbank Offering Rate (“LIBOR”), while 16.5% of our income-bearing investment portfolio bore interest at fixed rates. As of December 31, 2019, the weighted average yield based upon cost of our total portfolio was approximately 4.5%. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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
Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2019 and September 30, 2019 (dollars in thousands):

	December 31, 2019		September 30, 2019
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$81,843	23.9%	$105,231	26.5%
2	145,832	42.7	146,053	36.8
3	98,234	28.7	123,253	31.1
4	—	—	4,915	1.2
5	16,095	4.7	17,437	4.4
Total	$342,004	100.0%	$396,889	100.0%

Results of Operations

Operating results for the three months ended December 31, 2019 and 2018 are as follows (dollars in thousands):

	For the three months ended December 31
	2019	2018
Total investment income/(loss)	$7,491	$14,202
Total expenses, net	4,418	12,442
Net investment income before excise taxes	3,073	1,760
Excise tax expense	—	—
Net investment income	3,073	1,760
Net realized gains/(losses) from investments	(1,745)	(56,722)
Net unrealized appreciation/(depreciation) on investments	3,731	45,008
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—
Loss on extinguishment of debt	(889)	(123)
Net increase/(decrease) in net assets resulting from operations	$4,170	$(10,077)

Investment Income

For the three months ended December 31, 2019, investment income totaled $7.5 million, of which $7.2 million was attributable to portfolio interest and dividend income, and $0.3 million to fee income.

For the three months ended December 31, 2018, investment income totaled $14.2 million, of which $13.7 million was attributable to portfolio interest and dividend income, and $0.5 million to fee income.

Operating Expenses

Operating expenses for the three months ended December 31, 2019 and 2018 are as follows (dollars in thousands):

	For the three months ended December 31
	2019	2018
Base management fees	$2,008	$3,185
Incentive fees	—	—
Interest and financing expenses	5,144	6,009
Professional fees, net	(4,416)	1,201
General and administrative	517	604
Administrator expenses	551	1,032
Directors fees	316	292
Insurance	298	119
Expenses before management and incentive fee waivers	4,418	12,442
Management fee waiver	—	—
Incentive fee waiver	—	—
Expenses, net of management and incentive fee waivers	$4,418	$12,442

For the three months ended December 31, 2019, total operating expenses before management and incentive fee waivers decreased by $8.0 million, or 64.5%, compared to the three months ended December 31, 2018.

Interest and Financing Expenses

Interest and financing expenses for the three months ended December 31, 2019 decreased by $0.9 million, or 14.4%, compared to the three months ended December 31, 2018. The decrease in interest and financing expenses was primarily due to the redemption of $12.0 million of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes”), the repayment of $31.2 million Series A Israeli Notes (the “Israeli Notes”) between December 31, 2018 and October 2, 2019 and the voluntary repayment of $135.0 million SBA-guaranteed debentures (the “SBA Debentures”), which the Company repaid between March 28, 2019 and May 10, 2019.

Base Management Fees and Incentive Fees

Base management fees for the three months ended December 31, 2019 decreased by $1.2 million, or 37.0%, compared to the three months ended December 31, 2018 due to the decline in our gross assets during the period.

Professional Fees and Other General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended December 31, 2019 decreased by $6.0 million, or 184.2%, compared to the three months ended December 31, 2018 primarily due to insurance proceeds received related to prior merger-related legal expenses as well as a decrease in administrative expenses, audit expenses and valuation expenses offset by an increase in insurance and directors expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended December 31, 2019, we recognized $1.7 million of realized losses on our portfolio investments. The realized losses were primarily due to the sale of one investment.

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

During the three months ended December 31, 2019, the Company recognized a net loss on extinguishment of debt of $0.9 million, which was due to the company’s $34.1 million repayment of the Israeli Notes on December 31, 2019.

During the three months ended December 31, 2018, the Company recognized a net loss on extinguishment of debt of $0.1 million, which was comprised of a $0.2 million loss on extinguishment of debt from the $13.0 million partial redemption of the 2023 Notes, offset by a $0.1 million gain on extinguishment of debt from the repurchase and retirement of $1.1 million of the Israeli Notes.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio.

For the three months ended December 31, 2019, we had $3.7 million of net unrealized appreciation on investments. The net unrealized appreciation comprised of $1.7 million of net unrealized appreciation on investments as well as by $2.0 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized or written-off during the year.

For the three months ended December 31, 2018, the Company had $45.0 million of net unrealized depreciation on investments. The net unrealized depreciation comprised of $10.3 million of net unrealized depreciation on investments offset by $55.3 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized or written-off during the year.

Provision for Deferred Taxes on Unrealized Depreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended December 31, 2019 and 2018, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

Changes in Net Assets from Operations

For the three months ended December 31, 2019, we recorded a net increase in net assets resulting from operations of $4.2 million compared to a net decrease in net assets resulting from operations of $10.1 million for the three months ended December 31, 2018 as a result of the factors discussed above. Based on 54,474,211 weighted average common shares outstanding for the three months ended December 31, 2019 and 2018, our per share net increase in net assets resulting from operations was $0.08 for the three months ended December 31, 2019 and a decrease of $0.18 for the three months ended December 31, 2018.

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

As of December 31, 2019, we had $81.7 million in cash and cash equivalents.

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

Secured Notes

Israeli Notes

On January 26, 2018, the Company priced a debt offering in Israel of $121.3 million of Israeli Notes (collectively with the U.S. Notes, the "Notes"). The Israeli Notes are listed on the TASE and denominated in New Israeli Shekels, but linked to the US Dollar at a fixed exchange rate which mitigates any currency exposure to the Company. The Israeli Notes have not been and will not be registered under the Securities Act of 1933, and may not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements. In connection with this offering, we have dual listed our common stock on the TASE.

On August 12, 2019, the Company and its wholly owned subsidiaries, Medley Small Business Fund, LP (formerly known as Medley SBIC, LP) (“Medley Small Business Fund”) and Medley SLF Funding I LLC (“Medley SLF”), on the one hand, and the Trustee, on the other hand, entered into an amendment to the deed of trust (the “Deed”) governing the Israeli Notes (the “Amendment”). The Amendment amends the Deed by, among other things: (a) modifying Section 2.2 of the Deed to provide for full repayment of the Israeli Notes in eight (8) equal installments, each comprising twelve and one-half percent (12.5%) of the principal amount of the Israeli Notes, beginning on August 12, 2019 (the “Effective Date”) and ending on January 31, 2021, rather than four (4) equal annual installments, each comprising twenty five percent (25%) of the principal amount of the Israeli Notes, that were payable on February 27 of each of the years 2021-2024 (inclusive); (b) changing the interest payment dates for the Israeli Notes from semi-annual to quarterly except for the initial interest payment, which was paid on the Effective Date, and the final interest payment, which will be paid on January 31, 2021; (c) decreasing the annual interest rate on the Israeli Notes by 0.25% per annum on the Effective Date and further decreasing the annual interest rate on the Israeli Notes by 0.50% per annum if  the Mergers close, which further decrease will be effective upon the closing of the Mergers; (d) decreasing the minimum Total Net Asset covenant in Section 6.1.1 of the Deed from $275 million to $215 million; (e) modifying the acceleration event in Section 10.1.25 of the Deed to provide that it will occur if the credit rating on the Israeli Notes drops below (i) il/B of Maalot before November 30, 2019, (ii) il/BB- of Maalot during the period between December 1, 2019 and April 1, 2020, and (iii) il/BBB- of Maalot on or after April 1, 2020; (f) waiving the make-whole and market value payment requirements of Section 9.1.7 of the Deed for all early redemption payments on the Israeli Notes within eighteen (18) months following the Effective Date; (g) requiring each of Medley Small Business Fund and Medley SLF to guarantee all of the Company’s obligations under the Deed (including the Amendment) and the Israeli Notes and to grant security interests on all of their assets (the “Collateral”) to secure such guaranties and providing for the termination of the Medley SLF guaranty and release of the security interests in Medley SLF’s assets upon the closing of the Mergers, subject to certain limitations; (h) that the Company use principal collections from the Collateral to make early redemption payments on the Israeli Notes, which payments will be applied in inverse order of the maturity of the required principal installment payments on the Israeli Notes; (i) providing for a waiver by the Trustee and the holders of the Israeli Notes of any right to accelerate the full balance of the amount due to the holders of the Israeli Notes based on any claims, allegations, actions, and/or rights that were raised, and/or resulting or deriving from certain claims or allegations as set forth in Section 19.1 of the Amendment; (j) providing for a waiver by the Trustee and the holders of the Israeli Notes of certain claims, demands, rights, and/or actions against and/or relating to the Company, its subsidiaries and/or affiliates and their respective employees (including their respective directors, officers, members of the Company’s board of directors, employees, stockholders, stakeholders and advisors); and (k) adding other definitions, representations and covenants to the Deed and making related conforming changes to the Deed. Pursuant to the Amendment, no prepayment penalties were due or payable in connection with the payment of principal made by the Company on the Effective Date.

The Deed (including the amendment) includes certain customary covenants, including minimum net assets of $215 million and a maximum debt to total assets ratio of 70%. The date for determining compliance with these financial covenants is the date that the Company publishes its financial statements (i.e., in a quarterly report on Form 10-Q or an annual report on Form 10-K) with the SEC. If the Company does not satisfy these financial covenants for two consecutive quarters, it is an event of default under the Deed. If this event of default is expected to occur, the Company has the right to request the trustee for the Israeli Notes (the “Trustee”) to appoint an emergency committee of the three largest noteholders for the purpose of obtaining a one-quarter extension of time to satisfy the financial covenants. If the Company does not make this request and the breach occurs, or if the emergency committee does not grant the extension, then the Trustee is required to convene a meeting of the noteholders as described below.

In addition to not complying with the financial covenants as described above, the events of default include: (i) a change of control of the Company (defined in the Deed as MCC Advisors’ ceasing to provide investment management or advisory services to the Company); (ii) the Company not publishing a tender offer for the purchase of all of the Israeli Notes within 45 days; (iii) the Company not paying any amount due and payable to the holders of the Israeli Notes within seven business days after the payment due date; (iv) certain insolvency and receivership events with respect to the Company or with respect to all or substantially all of its assets, and (v) the Israeli Notes being delisted from the TASE or the TASE’s suspension of trading of the Israeli Notes for more than 60 days.

If an event of default occurs under the Deed, there is no automatic acceleration or mandatory redemption of the Israeli Notes. Rather, the Trustee is required to convene a meeting of the noteholders for a vote on whether to accelerate the Israeli Notes. Noteholders holding at least 50% of the principal amount of the Israeli Notes must be present at the meeting for a quorum to exist, and if a quorum exists, then the vote of a majority of the noteholders present at the meeting controls.

As of December 31, 2019, we have net assets of $220.6 million and a maximum debt to total assets ratio of below 70%. Therefore, as of December 31, 2019, we were in compliance with the minimum net assets covenant under the Israeli Notes. However, if we experience realized losses or unrealized declines in the fair value of the Company’s portfolio investments due to either portfolio company specific or macro-economic factors, it is reasonably likely, absent injection of capital or waivers or an amendment to the covenants set forth in the Deed (including the Amendment), that we could not satisfy the minimum net assets covenant under the Israeli Notes as early as the date we publish financial statements for the quarter ending March 31, 2020, which would be no later than May 11, 2020. While there are no immediate consequences to breaching this financial covenant for a single period, if the Company reports net assets of less than $215 million for two consecutive quarters and does not obtain a one-quarter extension of time as described above, the holders of the Israeli Notes can require the Trustee to accelerate the Israeli Notes. In that regard, if the Company’s net assets are below $215 million as of March 31, 2020, and the Company’s net assets remain below $215 million as of June 30, 2020, and the Company does not obtain an extension of time for compliance as described above or an adequate waiver or amendment, then an event of default on the Israeli Notes will occur on the date that the Company publishes its quarterly report on Form 10-Q for the fiscal quarter ending June 30, 2020, which would be no later than August 10, 2020.

As of December 31, 2019, the Company’s net assets are $220.6 million, resulting in a cushion of approximately $5.6 million. It is reasonably likely that the Company’s net assets could decline by more than $5.6 million by March 31, 2020, which would result in a breach of the financial covenant described above.  To address these matters, we may pursue alternatives which could include discussions with the Trustee and holders of the Israeli Notes regarding potential waivers and/or an amendment to the covenants set forth in the Deed. Any such waivers or an amendment may be subject to conditions that may not be satisfied. If market or other conditions are not favorable, or if such discussions do not result in a favorable outcome, we may be unable to take any such actions or obtain waivers or an amendment from the trustee or holders of the Israeli Notes. In addition, the Company is also exploring the possibility of raising additional capital, which will have the effect of increasing the Company’s net assets, as another means to cure any future non-compliance with the financial covenants of the Deed. The Company continues to actively pursue the Mergers. If the Mergers are consummated, we expect it would result in the Company’s ability to comply with the financial covenants described above as the Combined Company is projected to have net assets well in excess of $215 million and debt to total assets ratio well below 70%. Alternatively, we believe we have the ability to sell certain portfolio investments and reduce other controllable cash outflows in order to increase our liquidity to levels sufficient to meet our debt obligations under the Israeli Notes and any other anticipated cash needs to meet our obligations as they become due.

The foregoing description of the terms of Israeli Notes, the Deed, and the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of each of the Deed and the Amendment incorporated by reference as an exhibit to this quarterly report on Form 10-Q.

On June 5, 2018, the Company announced that on June 1, 2018, its board of directors authorized the Company to repurchase and retire up to $20 million of the Company’s outstanding Israeli Notes on the TASE. Execution of the repurchase plan is subject to an open trading window for the Company and continued liquidity at that time and is expected to continue until the full authorized amount is purchased or market conditions change. The repurchase of the Israeli Notes is not expected to result in any material tax consequences to the Company or the holders of the Israeli Notes.

During the quarter ended December 31, 2018, the Company exchanged $1.0 million United States Dollars to New Israeli Shekels at a rate of 3.73 USD/NIS in order to repurchase the Israeli Notes on the TASE. As the Israeli Notes were trading below par at the time of the repurchase, and the USD/NIS (foreign currency) spot rate was higher than the fixed exchange rate agreed upon in the deed of trust, the Company was able to repurchase and retire 3,812,000 units, which resulted in $1,119,201 aggregate principal amount of the Israeli Notes being retired. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized gain of $0.1 million and was recorded on the Consolidated Statements of Operations as a gain on extinguishment of debt.

On December 31, 2019 in addition to the scheduled 12.5% quarterly amortization payment, the Company used proceeds from its principal collections in Medley SLF and Medley Small Business Fund to pre-pay an additional $19.1 million of the Israeli Notes. The pre-payment was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.9 million and was recorded on the Consolidated Statements of Operations as a net loss on extinguishment of debt.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of December 31, 2019 and September 30, 2019, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

As of December 31, 2019 and September 30, 2019, we had commitments under loan and financing agreements to fund up to $6.0 million to eight portfolio companies and $8.9 million to seven portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2019 and September 30, 2019 is shown in the table below (dollars in thousands):

	December 31, 2019	September 30, 2019
1888 Industrial Services, LLC - Revolver(1)	$1,079	$—
Redwood Services Group, LLC - Revolver	1,050	875
Alpine SG, LLC - Revolver	1,000	1,000
Kemmerer Operations, LLC - Delayed Draw Term Loan	908	908
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	893	893
DataOnline Corp. - Revolver	714	1,890
1888 Industrial Services, LLC - Term Loan E	219	—
Access Media Holdings, LLC - Series AAA Preferred Equity	101	101
Dynamic Energy Services International LLC - Revolver	—	3,255
Total	$5,964	$8,922

(1)	The revolving credit facility was fully drawn as of September 30, 2019.

We have certain contracts under which we have material future commitments. We have entered into an investment management agreement with MCC Advisors (the “Investment Management Agreement”) in accordance with the 1940 Act. The Investment Management Agreement became effective upon the pricing of our initial public offering. Under the Investment Management Agreement, MCC Advisors has agreed to provide us with investment advisory and management services. For these services, we have agreed to pay a base management fee equal to a percentage of our gross assets and an incentive fee based on our performance.

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at December 31, 2019 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
2021 Notes	$74,013	$—	$74,013	$—	$—
2023 Notes	77,847	—	—	77,847	—
Israeli Notes	55,999	45,059	10,940	—	—
Total contractual obligations	$207,859	$45,059	$84,953	$77,847	$—

If any of the contractual obligations discussed above are terminated, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and our administration agreement. Any new investment management agreement would also be subject to approval by our stockholders.

On March 27, 2015, the Company and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (“MCC JV”). The Company and GALIC have committed to provide $100 million of equity to MCC JV, with the Company providing $87.5 million and GALIC providing $12.5 million. MCC JV commenced operations on July 15, 2015. On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with commitments of $100 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. As of December 31, 2019, MCC JV has drawn approximately $179.3 million on the JV Facility. As of December 31, 2019, MCC JV had total investments at fair value of $234.5 million. As of December 31, 2019, MCC JV’s portfolio was comprised of senior secured first lien term loans to 60 different borrowers. As of December 31, 2019, certain investments in one portfolio company were on non-accrual status.

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

There were no dividend distributions during the three months ended December 31, 2019:

Related Party Transactions

Concurrent with the pricing of our IPO, we entered into a number of business relationships with affiliated or related parties, including the following:

•
We entered into the Investment Management Agreement with MCC Advisors. Mr. Brook Taube, our Chairman and Chief Executive Officer, is a managing partner and senior portfolio manager of MCC Advisors, and Mr. Seth Taube, one of our directors, is a managing partner of MCC Advisors.

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

On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger. In the MCC Merger, each share of the Company’s common stock (other than shares of the Company’s common stock held by the Company, Sierra or their respective wholly owned subsidiaries) will be exchanged for the right to receive (i) 0.68 shares of Sierra’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Delaware Action, as described below (such fees and expenses, the “Plaintiff Attorney Fees”), are less than or equal to $10,000,000; (ii) 0.66 shares of Sierra’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of Sierra’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of Sierra’s common stock in the event that the Plaintiff Attorney Fees are not fully and finally determined prior to the closing of the MCC Merger (such ratio, the “MCC Merger Exchange Ratio”). Based upon the Plaintiff Attorney Fees approved by the Delaware Court of Chancery as set forth in the Delaware Order, as described below, the MCC Merger Exchange Ratio will be 0.66 shares of Sierra’s common stock. The Company and Sierra are appealing the Delaware Order with respect to the Delaware Court of Chancery’s ruling on the Plaintiff Attorney Fees.

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

The Mergers are subject to approval by the stockholders of the Company, Sierra, and MDLY, regulators, including the SEC, court approval of the Settlement (as described below), other customary closing conditions and third-party consents. There is no assurance that any of the foregoing conditions will be satisfied. The Company and Sierra have the right to terminate the Amended MCC Merger Agreement under certain circumstances, including (subject to certain limitations set forth in the Amended MCC Merger Agreement), among others: (i) by mutual written agreement of each party; (ii) any governmental entity whose consent or approval is a condition to closing set forth in Section 8.1 of the Amended MCC Merger Agreement has denied the granting of any such consent or approval and such denial has become final and nonappealable, or any governmental entity of competent jurisdiction shall have issued a final and nonappealable order, injunction or decree permanently enjoining or otherwise prohibiting or making illegal the consummation of the transactions contemplated by the Amended MCC Merger Agreement; (iii) the MCC Merger has not closed on or prior to March 31, 2020; or (iv) either party has failed to obtain stockholder approval or the Amended MDLY Merger Agreement has been terminated.

On February 11, 2019, a purported stockholder class action was commenced in the Delaware Court of Chancery by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, “FrontFour”), captioned as FrontFour Capital Group LLC, et al. v. Brook Taube et al., Case No. 2019-0100 (the “Delaware Action”) against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, Sierra, the Company, MCC Advisors, Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to the Company’s stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC stockholders on the proposed merger and enjoin enforcement of certain provisions of the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and Sierra (the “MCC Merger Agreement”).

The Delaware Court of Chancery held a trial on the plaintiffs’ motion for a preliminary injunction and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Delaware Court of Chancery denied the plaintiffs’ requests to (i) permanently enjoin the proposed merger and (ii) require the Company to conduct a “shopping process” for the Company on terms proposed by the plaintiffs in their complaint. The Delaware Court of Chancery held that the Company’s directors breached their fiduciary duties in entering into the proposed merger, but rejected the plaintiffs’ claim that Sierra aided and abetted those breaches of fiduciary duties. The Delaware Court of Chancery ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of the Company’s stockholders on the proposed merger until such disclosures had been made and stockholders had the opportunity to assimilate that information.

On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Delaware Court of Chancery, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of the Company in connection with the vote of the Company’s stockholders on the proposed mergers. On April 8, 2019, the Delaware Court of Chancery granted a stipulation consolidating the Delaware Action and the Altman Action, designating the amended complaint in the Delaware Action as the operative complaint, and designating the plaintiffs in the Delaware Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On December 20, 2019, the Delaware Court of Chancery entered the Delaware Opinion approving the settlement of the Delaware Action (the “Settlement”). Pursuant to the Settlement, the Company agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra’s common stock, with the number of shares of Sierra’s common stock to be calculated using the pro forma net asset value of $6.37 per share as of June 30, 2019, which will be distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, the Company entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the revised MCC Merger at a meeting of stockholders to approve the revised MCC Merger Agreement. The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.

The Delaware Court of Chancery also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and $420,334.97 of plaintiff counsel expenses payable to the lead plaintiff’s counsel, which were paid on December 23, 2019, and (ii) an award that is contingent upon the closing of the proposed merger transactions (the “Contingent Fee Award”), consisting of:

a.	$100,000 for the agreement to appoint an independent director on the board of directors of the post-merger company; and

b.    the amount calculated by solving for A in the following formula:

Award[A]=(Monetary Fund[M]+Award[A]-Look Through[L])*Percentage[P]

Where:

A	shall be the amount of the Additional Fee (excluding the $100,000 award for the agreement to appoint an independent director on the board of directors of the post-merger company);

M
shall be the sum of (i) the $17 million cash component of the Settlement Fund and (ii) the value of the post-merger company stock component of the Settlement Fund, which shall be calculated as the product of the VPS (as defined below) and 4,709,576.14 (the number of shares of post-merger company’s stock comprising the stock component of the net settlement amount);

L
shall be the amount representing the estimated value of the decrease in shares to be received by eligible class members arising by operation of the change in the “Exchange Ratio” under the Amended MCC Merger Agreement, calculated as follows:

L = ((ES * 68%) - (ES * 66%)) * VPS

Where:

ES    shall be the number of eligible shares;

VPS
shall be the pro forma net asset value per share of the post-merger company’s common stock as of the closing as reported in the public disclosure filed nearest in time and after the closing (the “Closing NAV Disclosure”); and

P    shall equal 0.26

The Contingent Fee Award is contingent upon the closing of the MCC Merger. Payment of the Contingent Fee Award will be made in two stages. First, within five (5) business days of the establishment of the Settlement Fund, the Company or its successor shall (i) pay the plaintiffs’ counsel an estimate of the Contingent Fee Award (the “Additional Fee Estimate”), less twenty (20) percent (the “Additional Fee Estimate Payment”), and (ii) deposit the remaining twenty (20) percent of the Additional Fee Estimate into escrow (the “Escrowed Fee”). For purposes of calculating such estimate, the Company or its successor shall use the formula set above, except that VPS shall equal the pro forma net asset value of the post-merger company’s common stock as reported in the public disclosure filed nearest in time and prior to the closing (the “Closing NAV Estimate”).

Second, within five (5) business days of the Closing NAV Disclosure (as defined in the Order and Final Judgment), (i) if the Additional Fee is greater than the Additional Fee Estimate Payment, an amount of the Escrowed Fee shall be released to plaintiffs’ counsel such that the total payments made to plaintiffs’ counsel equal the Additional Fee and the remainder of the Escrowed Fee, if any, shall be released to the Company or its successor, (ii) if the Additional Fee is less than the Additional Fee Estimate Payment, plaintiffs’ counsel shall return to the Company or its successor the difference between the Additional Fee Estimate and the Additional Fee and the Escrowed Fee shall be released to the Company or its successor, or (iii) if the Additional Fee is equal to the Additional Fee Estimate Payment, the Escrowed Fee shall be released to the Company or its successor.

On January 17, 2020, the Company and Sierra filed a notice of appeal with the Delaware Supreme Court from those provisions of the Order and Final Judgment with respect to the Contingent Fee Award.

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

Under the terms of the Investment Management Agreement, MCC Advisors:

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

Pursuant to the Investment Management Agreement, we pay MCC Advisors a fee for investment advisory and management services consisting of a base management fee and a two-part incentive fee.

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

On January 15, 2020, the Company’s board of directors, including all of the independent directors, approved the renewal of the Investment Management Agreement through the later of April 1, 2020 or so long as the Amended MCC Merger Agreement is in effect, but no longer than a year; provided that, if the Amended MCC Merger Agreement is terminated by Sierra, then the termination of the Investment Management Agreement would be effective on the 30th day following receipt of Sierra’s notice of termination to the Company.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At December 31, 2019, certain investments in eight portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $16.1 million, or 4.7% of the fair value of our portfolio. At September 30, 2019, certain investments in seven portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $22.3 million, or 5.6% of the fair value of our portfolio.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended December 31, 2019, we did not engage in hedging activities.

As of December 31, 2019, 83.5% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate LIBOR floor as of December 31, 2019 was as follows (dollars in thousands):

	December 31, 2019
LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$—	—%
1% to under 2%	129,834	87.0
2% to under 3%	19,389	13.0
Total	$149,223	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2019, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase/(decrease)	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
300	$4,600	$—	$4,600
200	3,000	—	3,000
100	1,500	—	1,500
(100)	(1,200)	—	(1,200)
(200)	(1,200)	—	(1,200)
(300)	(1,200)	—	(1,200)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., Medley Capital Corporation, Medley Management Inc., Sierra Income Corporation, and Sierra Management, Inc. The complaints in each of the New York Actions allege that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into Sierra, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts were sought. On December 20, 2019, the Delaware court entered an Order and Final Judgment approving the settlement of the Delaware Action (defined below). The release in the Delaware Action also operate to release the claims asserted in the New York Class Actions. The attorneys for the plaintiff in the New York Class Actions are seeking an order awarding them attorneys’ fees on account of their purported contributions to the settlement of the Delaware Action.

On February 11, 2019, a purported stockholder class action was commenced in the Court of Chancery of the State of Delaware (“Delaware Court of Chancery”) by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, “FrontFour”), captioned as FrontFour Capital Group LLC, et al. v. Brook Taube et al., Case No. 2019-0100 (the “Delaware Action”) against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, Sierra, the Company, MCC Advisors, Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to the Company’s stockholders in connection with the MCC Merger, and that MDLY, Sierra, MCC Advisors, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC stockholders on the proposed merger and enjoin enforcement of certain provisions of the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and Sierra (the “MCC Merger Agreement”).

The Delaware Court of Chancery held a trial on the plaintiffs’ motion for a preliminary injunction and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Delaware Court of Chancery denied the plaintiffs’ requests to (i) permanently enjoin the proposed merger and (ii) require the Company to conduct a “shopping process” for the Company on terms proposed by the plaintiffs in their complaint. The Delaware Court of Chancery held that the Company’s directors breached their fiduciary duties in entering into the proposed merger, but rejected the plaintiffs’ claim that Sierra aided and abetted those breaches of fiduciary duties. The Delaware Court of Chancery ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of the Company’s stockholders on the proposed merger until such disclosures had been made and stockholders had the opportunity to assimilate that information.

On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Delaware Court of Chancery, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of the Company in connection with the vote of the Company’s stockholders on the proposed mergers. On April 8, 2019, the Delaware Court of Chancery granted a stipulation consolidating the Delaware Action and the Altman Action, designating the amended complaint in the Delaware Action as the operative complaint, and designating the plaintiffs in the Delaware Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On December 20, 2019, the Delaware Court of Chancery entered an Order and Final Judgment approving the settlement of the Delaware Action (the “Settlement”). Pursuant to the Settlement, the Company agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra’s common stock, with the number of shares of Sierra’s common stock to be calculated using the pro forma net asset value of $6.37 per share as of June 30, 2019, which will be distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, the Company entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the revised MCC Merger at a meeting of stockholders to approve the revised MCC Merger Agreement. The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.

The Delaware Court of Chancery also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and $420,334.97 of plaintiff counsel expenses payable to the lead plaintiff’s counsel, which were paid on December 23, 2019, and (ii) an award that is contingent upon the closing of the proposed merger transactions (the “Contingent Fee Award”), consisting of:

a.	$100,000 for the agreement to appoint an independent director on the board of directors of the post-merger company; and

b.    the amount calculated by solving for A in the following formula:

Award[A]=(Monetary Fund[M]+Award[A]-Look Through[L])*Percentage[P]

Where:

A	shall be the amount of the Additional Fee (excluding the $100,000 award for the agreement to appoint an independent director on the board of directors of the post-merger company);

M
shall be the sum of (i) the $17 million cash component of the Settlement Fund and (ii) the value of the post-merger company stock component of the Settlement Fund, which shall be calculated as the product of the VPS (as defined below) and 4,709,576.14 (the number of shares of post-merger company’s stock comprising the stock component of the net settlement amount);

L
shall be the amount representing the estimated value of the decrease in shares to be received by eligible class members arising by operation of the change in the “Exchange Ratio” under the Amended MCC Merger Agreement, calculated as follows:

L = ((ES * 68%) - (ES * 66%)) * VPS

Where:

ES    shall be the number of eligible shares;

VPS
shall be the pro forma net asset value per share of the post-merger company’s common stock as of the closing as reported in the public disclosure filed nearest in time and after the closing (the “Closing NAV Disclosure”); and

P    shall equal 0.26

The Contingent Fee Award is contingent upon the closing of the MCC Merger. Payment of the Contingent Fee Award will be made in two stages. First, within five (5) business days of the establishment of the Settlement Fund, the Company or its successor shall (i) pay the plaintiffs’ counsel an estimate of the Contingent Fee Award (the “Additional Fee Estimate”), less twenty (20) percent (the “Additional Fee Estimate Payment”), and (ii) deposit the remaining twenty (20) percent of the Additional Fee Estimate into escrow (the “Escrowed Fee”). For purposes of calculating such estimate, the Company or its successor shall use the formula set above, except that VPS shall equal the pro forma net asset value of the post-merger company’s common stock as reported in the public disclosure filed nearest in time and prior to the closing (the “Closing NAV Estimate”).

Second, within five (5) business days of the Closing NAV Disclosure (as defined in the Order and Final Judgment), (i) if the Additional Fee is greater than the Additional Fee Estimate Payment, an amount of the Escrowed Fee shall be released to plaintiffs’ counsel such that the total payments made to plaintiffs’ counsel equal the Additional Fee and the remainder of the Escrowed Fee, if any, shall be released to the Company or its successor, (ii) if the Additional Fee is less than the Additional Fee Estimate Payment, plaintiffs’ counsel shall return to the Company or its successor the difference between the Additional Fee Estimate and the Additional Fee and the Escrowed Fee shall be released to the Company or its successor, or (iii) if the Additional Fee is equal to the Additional Fee Estimate Payment, the Escrowed Fee shall be released to the Company or its successor.

On January 17, 2020, the Company and Sierra filed a notice of appeal with the Delaware Supreme Court from those provisions of the Order and Final Judgment with respect to the Contingent Fee Award.

On March 1, 2019, Marilyn Adler, a former employee who served as a Managing Director of Medley Capital LLC, filed suit in the New York Supreme Court, Commercial Part, against Medley Capital LLC, MCC Advisors, Medley SBIC GP, LLC, the Company, MDLY, as well as Brook Taube, and Seth Taube, individually. The action is captioned Marilyn S. Adler v. Medley Capital LLC et al. (Supreme Court of New York, March 2019). In her complaint, Ms. Adler alleged that she was due in excess of $6.5 million in compensation based upon her role with Medley’s SBIC Fund. Her claims were for breach of contract, unjust enrichment, conversion, tortious interference, as well as a claim for an accounting of funds maintained by the defendants. The Company denied the allegations and asserted counterclaims against Ms. Adler for breach of contract and breach of fiduciary duties. In response to the Company’s motion to dismiss the breach of contract claim, Ms. Adler has conceded there was no written contract.

After Medley filed its counterclaims, on February 7, 2020, the parties reached a settlement, exchanged mutual releases and dismissed the Adler litigation with prejudice.  Medley did not make any payment to or for the benefit of Adler whatsoever in connection with the settlement. In connection with the settlement, Medley released Adler from certain obligations under a Confidentiality, Non-Interference, and Invention Assignment Agreement between Adler and Medley and Adler paid Medley an undisclosed amount.

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

On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense. A trial has been set for May 19, 2020.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2019, filed with the SEC on December 16, 2019, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended December 31, 2019 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

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

10.42	Order and Final Judgment, dated December 20, 2019 (Incorporated by reference to the Amendment No. 1 to the Current Report on the Form 8-K, filed on December 30, 2019).

14.1	Code of Business Conduct and Ethics of the Registrant (Incorporated by reference to Exhibit 14.1 to the Registrant’s 10-Q for the period ended June 30, 2011, filed on August 4, 2011).

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

Dated: February 10, 2019	Medley Capital Corporation

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)