Form 10-Q
period 2020-03-31
Medley Capital Corp
filed 2020-05-11
CIK 1490349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020
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

The Registrant had 54,474,211 shares of common stock, $0.001 par value, outstanding as of May 11, 2020.

MEDLEY CAPITAL CORPORATION

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	March 31, 2020	September 30, 2019
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $143,309,568 and $204,736,370, respectively)	$112,666,094	$189,895,466
Affiliated investments (amortized cost of $96,625,681 and $108,310,029, respectively)	82,276,524	99,539,605
Controlled investments (amortized cost of $156,551,909 and $154,601,177, respectively)	60,953,188	107,453,927
Total investments at fair value	255,895,806	396,888,998
Cash and cash equivalents	61,104,407	68,245,213
Restricted cash (see Note 2)	—	16,038,690
Other assets	966,076	2,973,731
Interest receivable	488,956	1,592,406
Receivable for dispositions and investments sold	12,500	419,299
Fees receivable	44,682	108,305
Total assets	$318,512,427	$486,266,642

LIABILITIES
Notes payable (net of debt issuance costs of $1,842,578 and $5,274,164, respectively)	$171,172,722	$251,731,729
Accounts payable and accrued expenses	2,258,418	11,956,755
Interest and fees payable	801,805	2,904,748
Management and incentive fees payable (see Note 6)	1,641,271	2,231,175
Administrator expenses payable (see Note 6)	576,362	861,785
Deferred revenue	37,664	103,583
Due to affiliate	196,253	44,337
Deferred tax liability	85,664	—
Total liabilities	$176,770,159	$269,834,112

Guarantees and Commitments (see Note 8)

NET ASSETS
Common stock, par value $0.001 per share, 100,000,000 common shares authorized, 54,474,211 and 54,474,211 common shares issued and outstanding, respectively	$54,474	$54,474
Capital in excess of par value	673,532,717	673,532,717
Total distributable earnings/(loss)	(531,844,923)	(457,154,661)
Total net assets	141,742,268	216,432,530
Total liabilities and net assets	$318,512,427	$486,266,642

NET ASSET VALUE PER SHARE	$2.60	$3.97

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended March 31		For the six months ended March 31
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$2,320,453	$7,509,634	$5,538,162	$15,587,237
Payment-in-kind	128,309	605,640	327,321	1,178,183
Affiliated investments:
Cash	190,193	459,966	399,441	1,211,717
Payment-in-kind	706,789	644,575	1,654,262	1,616,365
Controlled investments:
Cash	1,297	85,626	84,505	163,458
Payment-in-kind	5,385	760,525	500,767	1,788,857
Total interest income	3,352,426	10,065,966	8,504,458	21,545,817
Dividend income	1,662,500	1,991,527	3,500,000	4,091,527
Interest from cash and cash equivalents	154,290	211,215	372,428	372,529
Fee income (see Note 9)	131,992	318,160	415,532	778,837
Total investment income	5,301,208	12,586,868	12,792,418	26,788,710

EXPENSES
Base management fees (see Note 6)	1,641,271	3,084,382	3,649,505	6,269,526
Incentive fees (see Note 6)	—	—	—	—
Interest and financing expenses	4,432,118	5,898,689	9,576,047	11,907,805
General and administrative	2,083,397	2,880,717	2,600,239	3,484,866
Administrator expenses (see Note 6)	576,362	667,649	1,127,884	1,699,776
Insurance	356,580	116,791	654,578	236,177
Directors fees	296,500	376,625	612,500	668,850
Professional fees, net	130,630	10,156,703	(4,285,445)	11,357,280
Expenses before management and incentive fee waivers	9,516,858	23,181,556	13,935,308	35,624,280
Management fee waiver (see Note 6)	—	—	—	—
Incentive fee waiver (see Note 6)	—	—	—	—
Total expenses net of management and incentive fee waivers	9,516,858	23,181,556	13,935,308	35,624,280
NET INVESTMENT INCOME/(LOSS)	(4,215,650)	(10,594,688)	(1,142,890)	(8,835,570)

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from investments
Non-controlled/non-affiliated investments	(100,115)	(10,615,469)	(157,914)	(15,799,379)
Affiliated investments	—	—	—	—
Controlled investments	—	—	(1,686,837)	(51,538,556)
Net realized gain/(loss) from investments	(100,115)	(10,615,469)	(1,844,751)	(67,337,935)
Net unrealized appreciation/(depreciation) on investments
Non-controlled/non-affiliated investments	(19,549,944)	19,351,739	(15,802,570)	20,163,920
Affiliated investments	(15,019,332)	(3,078,960)	(5,578,733)	(5,473,553)
Controlled investments	(38,994,357)	(19,671,818)	(48,451,471)	26,919,491
Net unrealized appreciation/(depreciation) on investments	(73,563,633)	(3,399,039)	(69,832,774)	41,609,858
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	(85,664)	—	(85,664)	—
Loss on extinguishment of debt (see Note 5)	(895,033)	—	(1,784,183)	(122,971)
Net realized and unrealized gain/(loss) on investments	(74,644,445)	(14,014,508)	(73,547,372)	(25,851,048)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(78,860,095)	$(24,609,196)	$(74,690,262)	$(34,686,618)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(1.45)	$(0.45)	$(1.37)	$(0.64)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$(0.08)	$(0.19)	$(0.02)	$(0.16)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)	54,474,211	54,474,211	54,474,211	54,474,211
DIVIDENDS DECLARED PER COMMON SHARE	$—	$0.05	$—	$0.15

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets
(unaudited)

	Common Stock			Total Distributable Earnings/(Loss)	Total Net Assets
	Shares	Par Amount	Capital in Excess of Par Value

Balance at December 31, 2018	54,474,211	$54,474	$698,586,770	$(392,987,360)	$305,653,884

OPERATIONS
Net investment income/(loss)	—	—	—	(10,594,688)	(10,594,688)
Net realized gain/(loss) from investments	—	—	—	(10,615,469)	(10,615,469)
Net unrealized appreciation/(depreciation) on investments	—	—	—	(3,399,039)	(3,399,039)
Net loss on extinguishment of debt	—	—	—	—	—
SHAREHOLDER DISTRIBUTIONS
Distributions from earnings	—	—	—	(2,723,712)	(2,723,712)
Total increase/(decrease) in net assets	—	—	—	(27,332,908)	(27,332,908)

Balance at March 31, 2019	54,474,211	$54,474	$698,586,770	$(420,320,268)	$278,320,976

Balance at December 31, 2019	54,474,211	$54,474	$673,532,717	$(452,984,828)	$220,602,363

OPERATIONS
Net investment income/(loss)	—	—	—	(4,215,650)	(4,215,650)
Net realized gain/(loss) from investments	—	—	—	(100,115)	(100,115)
Net unrealized appreciation/(depreciation) on investments	—	—	—	(73,563,633)	(73,563,633)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—	—	(85,664)	(85,664)
Net loss on extinguishment of debt	—	—	—	(895,033)	(895,033)
Total increase/(decrease) in net assets	—	—	—	(78,860,095)	(78,860,095)

Balance at March 31, 2020	54,474,211	$54,474	$673,532,717	$(531,844,923)	$141,742,268

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets
(unaudited) (continued)

	Common Stock			Total Distributable Earnings/(Loss)	Total Net Assets
	Shares	Par Amount	Capital in Excess of Par Value

Balance at September 30, 2018	54,474,211	$54,474	$698,586,770	$(377,462,517)	$321,178,727

OPERATIONS
Net investment income/(loss)	—	—	—	(8,835,570)	(8,835,570)
Net realized gain/(loss) from investments	—	—	—	(67,337,935)	(67,337,935)
Net unrealized appreciation/(depreciation) on investments	—	—	—	41,609,858	41,609,858
Net loss on extinguishment of debt	—	—	—	(122,971)	(122,971)
SHAREHOLDER DISTRIBUTIONS
Distributions from earnings	—	—	—	(8,171,133)	(8,171,133)
Total increase/(decrease) in net assets	—	—	—	(42,857,751)	(42,857,751)

Balance at March 31, 2019	54,474,211	$54,474	$698,586,770	$(420,320,268)	$278,320,976

Balance at September 30, 2019	54,474,211	$54,474	$673,532,717	$(457,154,661)	$216,432,530

OPERATIONS
Net investment income/(loss)	—	—	—	(1,142,890)	(1,142,890)
Net realized gain/(loss) from investments	—	—	—	(1,844,751)	(1,844,751)
Net unrealized appreciation/(depreciation) on investments	—	—	—	(69,832,774)	(69,832,774)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—	—	(85,664)	(85,664)
Net loss on extinguishment of debt	—	—	—	(1,784,183)	(1,784,183)
Total increase/(decrease) in net assets	—	—	—	(74,690,262)	(74,690,262)

Balance at March 31, 2020	54,474,211	$54,474	$673,532,717	$(531,844,923)	$141,742,268

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the six months ended March 31
	2020	2019
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(74,690,262)	$(34,686,618)
ADJUSTMENTS TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(1,738,277)	(5,171,194)
Net amortization of premium/(discount) on investments	(60,113)	(224,124)
Amortization of debt issuance costs	2,358,649	1,352,147
Net realized (gain)/loss from investments	1,844,751	67,337,935
Net deferred income taxes	85,664	—
Net unrealized (appreciation)/depreciation on investments	69,832,774	(41,609,858)
Proceeds from sale and settlements of investments	84,358,204	75,033,854
Purchases, originations and participations	(13,244,147)	(52,436,844)
Loss on extinguishment of debt	1,784,183	122,971
(Increase)/decrease in operating assets:
Other assets	2,007,655	285,217
Interest receivable	1,103,450	597,835
Receivable for dispositions and investments sold	406,799	(351,846)
Fees receivable	63,623	(12,173)
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	(9,698,337)	8,852,425
Interest and fees payable	(2,102,943)	(271,954)
Management and incentive fees payable, net	(589,904)	(263,292)
Administrator expenses payable	(285,423)	(140,897)
Deferred revenue	(65,919)	(79,411)
Due to affiliate	151,916	237,146
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	61,522,343	18,571,319

Cash flows from financing activities
Paydowns on debt	(84,701,839)	(12,999,337)
Debt issuance costs paid	—	(14,361)
Payments of cash dividends	—	(8,171,133)
Offering costs paid	—	354,753
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(84,701,839)	(20,830,078)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(23,179,496)	(2,258,759)
CASH, RESTRICTED CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	84,283,903	75,665,981
CASH, RESTRICTED CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,104,407	$73,407,222

Supplemental Information:
Interest paid during the period	$9,318,341	$10,827,613
Supplemental non-cash information:
Payment-in-kind interest income	$2,383,066	$4,583,405
Net amortization of premium/(discount) on investments	$60,113	$224,124
Amortization of debt issuance costs	$(2,358,649)	$(1,352,147)
Non-cash purchase of investments	$—	$47,483

Reconciliation to the Consolidated Statement of Assets and Liabilities	March 31, 2020	September 30, 2019
	(unaudited)
Cash and cash equivalents	$61,104,407	$68,245,213
Restricted cash	—	16,038,690
Total cash and cash equivalents and restricted cash	$61,104,407	$84,283,903
See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

March 31, 2020
(unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

Alpine SG, LLC(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)(20)	11/16/2022	$5,061,750	$5,061,750	$4,739,823	3.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)(20)	11/16/2022	2,444,350	2,444,350	2,288,889	1.6%
		Revolving Credit Facility (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)(15)	11/16/2022	—	—	(63,600)	0.0%
				7,506,100	7,506,100	6,965,112

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	9/25/2023	4,387,500	4,387,500	3,757,016	2.6%
				4,387,500	4,387,500	3,757,016

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	12/17/2021	12,965,572	12,965,572	12,318,590	8.7%
				12,965,572	12,965,572	12,318,590

Avantor, Inc.(10)	Wholesale	Equity - 942,160 Common Units(16)		—	16,487,800	11,767,578	8.3%
				—	16,487,800	11,767,578

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(9)(13)(21)	4/24/2020	7,290,179	7,222,523	5,212,478	3.7%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	4/24/2020	—	—	—	0.0%
		Revolving Credit Facility (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(9)(13)(15)	4/24/2020	892,857	884,571	638,393	0.4%
				8,183,036	8,107,094	5,850,871

Capstone Nutrition Development, LLC	Healthcare & Pharmaceuticals	Equity - 13,833.1916 Common Units		—	1,483,319	1,142,156	0.8%
				—	1,483,319	1,142,156

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(12)	7/28/2025	3,010,025	2,998,924	2,343,004	1.7%
				3,010,025	2,998,924	2,343,004

Crow Precision Components, LLC	Aerospace & Defense	Equity - 350 Common Units		—	700,000	723,131	0.5%
				—	700,000	723,131

CT Technologies Intermediate Holdings, Inc.(11)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	12/1/2022	7,500,000	7,500,000	4,959,000	3.5%
				7,500,000	7,500,000	4,959,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

DataOnline Corp.(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(13)	11/13/2025	4,987,500	4,987,500	4,660,320	3.3%
		Revolving Credit Facility (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(13)(15)	11/13/2025	535,714	535,714	488,857	0.3%
				5,523,214	5,523,214	5,149,177

Dream Finders Homes, LLC	Construction & Building	Preferred Equity (8.00% PIK)		4,355,041	4,355,041	3,501,453	2.5%
				4,355,041	4,355,041	3,501,453

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)		3,801,326	3,801,326	3,801,326	2.7%
		Equity - 150 Common Units		—	—	1,960,830	1.4%
				3,801,326	3,801,326	5,762,156

Global Accessories Group, LLC(11)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	42,355	0.0%
				—	151,337	42,355

The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(9)(12)	6/21/2023	3,000,000	2,808,363	375,000	0.3%
				3,000,000	2,808,363	375,000

Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)(21)	6/27/2023	3,237,294	3,237,294	2,829,394	2.0%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)(21)	6/27/2023	9,380,033	9,380,033	8,198,149	5.8%
				12,617,327	12,617,327	11,027,543

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)(21)	8/18/2022	12,884,175	12,884,175	11,948,784	8.4%
				12,884,175	12,884,175	11,948,784

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.56% of Outstanding Equity(17)	2/19/2024	—	955,680	—	0.0%
				—	955,680	—

Manna Pro Products, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	12/8/2023	5,371,148	5,371,148	4,907,618	3.5%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	12/8/2023	1,090,714	1,090,714	996,585	0.7%
				6,461,862	6,461,862	5,904,203

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(9)(14)	7/8/2020	2,669,829	2,103,712	178,879	0.1%
				2,669,829	2,103,712	178,879

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt(18)(21)	7/31/2020	704,106	704,106	704,106	0.5%
		Unsecured Debt(18)(21)	7/31/2021	761,905	761,905	761,905	0.5%
				1,466,011	1,466,011	1,466,011

Redwood Services Group, LLC(7)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(15)	6/6/2023	1,400,000	1,400,000	1,354,325	1.0%
				1,400,000	1,400,000	1,354,325

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (8.00% Cash)(9)	8/31/2021	637,500	637,500	—	0.0%
				637,500	637,500	—

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		—	566,475	686,834	0.5%
				—	566,475	686,834

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)(21)	9/1/2022	4,798,779	4,798,779	4,648,098	3.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)(21)	9/1/2022	1,861,878	1,861,878	1,803,415	1.3%
		Equity - 94,393.87 Common Units in CI (Summit) Investment Holdings LLC(21)		—	1,067,547	513,417	0.4%
				6,660,657	7,728,204	6,964,930

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(9)(13)(21)	7/31/2020	7,410,524	7,216,582	—	0.0%
				7,410,524	7,216,582	—

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		—	700,000	187,211	0.1%
				—	700,000	187,211

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		—	263,815	150,374	0.1%
				—	263,815	150,374

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)(20)	8/18/2025	2,000,000	1,977,237	1,458,800	1.0%
				2,000,000	1,977,237	1,458,800

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00% PIK, 1.00% LIBOR Floor)(13)(22)	4/28/2023	954,225	890,845	715,669	0.5%
		Equity - 5,441 Class A Units		—	302,464	—	0.0%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	—	361,667	—	0.0%
				954,225	1,554,976	715,669

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)(21)	9/26/2024	3,565,889	3,565,889	3,476,029	2.5%
		Equity - 1,500 Common Units		—	1,500,000	2,489,903	1.8%
				3,565,889	5,065,889	5,965,932

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(8)		—	518,283	—	0.0%
				—	518,283	—

Subtotal Non-Controlled/Non-Affiliated Investments				$118,959,813	$143,309,568	$112,666,094

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Affiliated Investments:(23)

1888 Industrial Services, LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(9)(13)	9/30/2021	$9,639,363	$9,473,068	$—	0.0%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(9)(13)	9/30/2021	24,762,839	19,468,870	—	0.0%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(9)(13)	6/30/2021	1,212,169	1,191,257	303,042	0.2%
		Senior Secured First Lien Term Loan D (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)	9/18/2020	232,543	232,543	232,543	0.2%
		Senior Secured First Lien Term Loan E (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)	9/18/2020	838,174	838,174	838,174	0.6%
		Revolving Credit Facility (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)(15)	9/30/2021	3,441,564	3,441,564	3,441,564	2.4%
		Equity - 21,562.16 Class A Units		—	—	—	0.0%
				40,126,652	34,645,476	4,815,323

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00% PIK)(9)	7/22/2020	10,554,556	8,446,385	1,583,184	1.1%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		971,200	971,200	(100,800)	(0.1)%
		Equity - 16 Common Units		—	—	—	0.0%
				13,925,756	11,817,585	1,482,384

Caddo Investors Holdings 1 LLC(10)	Forest Products & Paper	Equity - 6.15% Membership Interest(19)		—	2,526,373	2,872,443	2.0%
				—	2,526,373	2,872,443

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(9)(14)	12/31/2021	12,026,155	7,824,974	841,831	0.6%
		Equity - 12,350,000 Class A Units		—	—	—	0.0%
				12,026,155	7,824,974	841,831

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		10,498,737	10,498,737	10,498,737	7.4%
		Preferred Equity - A-1 Preferred (3.00% PIK)		1,358,621	1,358,621	1,358,621	1.0%
		Equity - 57,300 Class B Units		—	57,300	31,195,839	22.0%
				11,857,358	11,914,658	43,053,197

JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred (6.00% PIK)		1,310,649	1,310,649	1,310,649	0.9%
		Equity - 129,588 Class B Units		—	129,588	2,303,081	1.6%
				1,310,649	1,440,237	3,613,730

Kemmerer Operations, LLC(7)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	1,903,775	1,903,775	1,903,775	1.3%
		Senior Secured First Lien Delayed Draw Term Loan (15.00% PIK)	6/21/2023	478,516	478,516	478,516	0.3%
		Equity - 6.7797 Common Units		—	962,717	962,717	0.7%
				2,382,291	3,345,008	3,345,008

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% PIK, 1.00% LIBOR Floor)(13)(22)	10/11/2021	10,106,899	9,898,415	9,376,170	6.6%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% PIK, 1.00% LIBOR Floor)(13)(22)	10/11/2021	3,482,185	3,475,040	3,230,423	2.3%
		Senior Secured First Lien Term Loan C (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(13)	10/11/2021	147,627	147,627	147,553	0.1%
		Warrants - 7.68% of Outstanding Equity	1/9/2027	—	499,751	—	0.0%
				13,736,711	14,020,833	12,754,146

US Multifamily, LLC(10)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)(20)	6/17/2021	5,760,537	5,760,537	5,760,537	4.1%
		Equity - 33,300 Preferred Units		—	3,330,000	3,737,925	2.6%
				5,760,537	9,090,537	9,498,462

Subtotal Affiliated Investments				$101,126,109	$96,625,681	$82,276,524

Controlled Investments:(5)

MCC Senior Loan Strategy JV I LLC(10)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC(19)		—	78,575,000	41,926,850	29.6%
				—	78,575,000	41,926,850

NVTN LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(9)(12)	12/31/2024	6,565,875	6,565,875	4,530,078	3.2%
		Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(9)(12)	12/31/2024	2,000,000	1,995,374	2,000,000	1.4%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(9)(12)	12/31/2024	14,206,719	12,305,096	—	0.0%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(9)(12)	12/31/2024	9,377,240	7,570,054	—	0.0%
		Equity - 787.4 Class A Units		—	9,550,922	—	0.0%
				32,149,834	37,987,321	6,530,078

URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.00% PIK, 2.00% LIBOR Floor)(9)(13)	5/2/2022	20,827,099	20,499,819	12,496,260	8.8%
		Preferred Equity (12.00% PIK)(9)		7,339,237	6,552,890	—	0.0%
		Equity - 397,466 Common Units		—	12,936,879	—	0.0%
				28,166,336	39,989,588	12,496,260

Subtotal Control Investments				$60,316,170	$156,551,909	$60,953,188

Total Investments, March 31, 2020				$280,402,092	$396,487,158	$255,895,806	180.5%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.

(3)
Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for U.S. federal income tax purposes totaled $37,445,443, $176,359,248, and $138,913,805, respectively. The tax cost basis of investments is $394,809,611 as of March 31, 2020.

(4)	Percentage is based on net assets of $141,742,268 as of March 31, 2020.

(5)
Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(7)	The investment has an unfunded commitment as of March 31, 2020 (see Note 8), and includes an analysis of the value of any unfunded commitments.

(8)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.

(9)	The investment was on non-accrual status as of March 31, 2020.

(10)
The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of March 31, 2020, 28.0% of the Company's portfolio investments were non-qualifying assets.

(11)	A portion of this investment was sold via a participation agreement. The amount stated is the portion retained by Medley Capital Corporation (see Note 3).

(12)	The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (“LIBOR”) floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of March 31, 2020 was 0.99%.

(13)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of March 31, 2020 was 1.45%.

(14)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of March 31, 2020 was 1.45%.

(15)	This investment earns 0.50% commitment fee on all unused commitment as of March 31, 2020, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(16)	This investment represents a Level 1 security in the ASC 820 table as of March 31, 2020 (see Note 4).

(17)	This investment represents a Level 2 security in the ASC 820 table as of March 31, 2020 (see Note 4).

(18)	Security is non-income producing.

(19)	As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment.

(20)	All or a portion of this investment is held in Medley SLF Funding I LLC (see Note 5).

(21)	All or a portion of this investment is held in Medley Small Business Fund, LP (see Note 5).

(22)	The investment was on partial non-accrual status as of March 31, 2020.

(23)
Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2019(25)

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

Alpine SG, LLC(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(13)(22)	11/16/2022	$5,061,750	$5,061,750	$5,020,244	2.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(13)(22)	11/16/2022	2,444,350	2,444,350	2,424,306	1.1%
		Revolving Credit Facility (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(13)(16)	11/16/2022	—	—	(8,200)	0.0%
				7,506,100	7,506,100	7,436,350

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	9/25/2023	4,387,500	4,387,500	4,274,741	2.0%
				4,387,500	4,387,500	4,274,741

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	6/17/2020	13,336,018	13,336,018	13,252,001	6.1%
				13,336,018	13,336,018	13,252,001

Avantor, Inc.(10)	Wholesale	Equity - 942,160 Common Units(17)		—	16,487,800	13,849,752	6.4%
				—	16,487,800	13,849,752

Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(23)	7/14/2022	7,609,499	7,609,499	7,609,499	3.5%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)	7/14/2022	1,268,251	1,268,251	1,268,251	0.6%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(16)(22)	7/14/2022	4,400,000	4,400,000	4,400,000	2.0%
				13,277,750	13,277,750	13,277,750

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)(23)	4/24/2020	7,341,518	7,341,518	7,307,747	3.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	4/24/2020	—	—	(4,107)	0.0%
		Revolving Credit Facility (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)(16)	4/24/2020	892,857	892,857	890,804	0.4%
				8,234,375	8,234,375	8,194,444

Capstone Nutrition Development, LLC	Healthcare & Pharmaceuticals	Equity - 13,833.1916 Common Units		—	1,383,319	1,383,319	0.6%
				—	1,383,319	1,383,319

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(12)	7/28/2025	3,010,025	2,998,111	2,937,483	1.4%
				3,010,025	2,998,111	2,937,483

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Crow Precision Components, LLC	Aerospace & Defense	Equity - 350 Common Units		—	700,000	666,998	0.3%
				—	700,000	666,998

CT Technologies Intermediate Holdings, Inc.(11)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	12/1/2022	7,500,000	7,500,000	6,345,750	2.9%
				7,500,000	7,500,000	6,345,750

DataOnline Corp.(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)(22)	7/31/2025	15,840,000	15,840,000	15,607,152	7.2%
		Revolving Credit Facility (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)(16)	7/31/2024	—	—	(18,900)	0.0%
				15,840,000	15,840,000	15,588,252

Dermatologists of Southwestern Ohio, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(12)(23)	4/20/2022	1,065,457	1,065,457	1,056,614	0.5%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(12)(23)	4/20/2022	404,248	404,248	400,893	0.2%
				1,469,705	1,469,705	1,457,507

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (10.00% Cash)	4/1/2020	1,613,455	1,613,455	1,613,455	0.7%
		Preferred Equity (8.00% PIK)		4,185,480	4,185,480	3,315,319	1.5%
				5,798,935	5,798,935	4,928,774

FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)(23)	3/30/2020	10,906,250	10,906,250	10,680,491	4.9%
				10,906,250	10,906,250	10,680,491

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)		7,281,664	7,281,664	7,281,664	3.4%
		Equity - 150 Common Units		—	—	3,347,965	1.5%
				7,281,664	7,281,664	10,629,629

Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.50% LIBOR Floor)(13)	11/11/2019	9,450,000	9,450,000	9,450,000	4.4%
				9,450,000	9,450,000	9,450,000

Global Accessories Group, LLC(11)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	151,339	0.1%
				—	151,337	151,339

The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(12)	6/21/2023	3,000,000	2,968,775	1,715,100	0.8%
				3,000,000	2,968,775	1,715,100

Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)(23)	6/27/2023	3,254,623	3,254,623	3,104,911	1.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)(23)	6/27/2023	9,430,010	9,430,010	8,996,229	4.2%
				12,684,633	12,684,633	12,101,140

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)(23)	8/18/2022	13,259,175	13,259,175	12,637,320	5.8%
				13,259,175	13,259,175	12,637,320

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 7.50% Cash, 1.00% LIBOR Floor)(13)(22)	2/15/2022	5,345,754	5,345,754	5,345,754	2.5%
				5,345,754	5,345,754	5,345,754

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.56% of Outstanding Equity(18)	2/19/2024	—	955,680	—	0.0%
				—	955,680	—

Manna Pro Products, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	12/8/2023	5,398,622	5,398,622	5,132,470	2.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	12/8/2023	1,096,209	1,096,209	1,042,166	0.5%
				6,494,831	6,494,831	6,174,636

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(9)(15)	7/8/2020	2,563,464	2,103,712	590,366	0.3%
				2,563,464	2,103,712	590,366

Quantum Spatial, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(12)	9/5/2024	5,000,000	5,000,000	5,000,000	2.3%
				5,000,000	5,000,000	5,000,000

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt(19)(23)	7/31/2020	761,905	761,905	761,905	0.4%
		Unsecured Debt(19)(23)	7/31/2021	761,905	761,905	761,905	0.4%
				1,523,810	1,523,810	1,523,810

Redwood Services Group, LLC(7)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(16)	6/6/2023	875,000	875,000	860,475	0.4%
				875,000	875,000	860,475

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (8.00% Cash)	8/31/2021	850,000	850,000	850,000	0.4%
				850,000	850,000	850,000

Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		—	566,475	1,236,301	0.6%
				—	566,475	1,236,301

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)(23)	9/1/2022	4,820,605	4,820,605	4,775,291	2.2%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)(23)	9/1/2022	1,871,234	1,871,234	1,853,644	0.9%
		Equity - 94,393.87 Common Units in CI (Summit) Investment Holdings LLC(23)		—	985,673	849,545	0.4%
				6,691,839	7,677,512	7,478,480

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(9)(13)(23)	7/31/2020	7,433,740	7,239,798	—	0.0%
				7,433,740	7,239,798	—

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		—	700,000	532,000	0.2%
				—	700,000	532,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		—	263,815	274,367	0.1%
				—	263,815	274,367

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)(22)	8/18/2025	2,000,000	1,975,691	1,977,000	0.9%
				2,000,000	1,975,691	1,977,000

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00% PIK, 1.00% LIBOR Floor)(13)	4/28/2023	894,050	832,281	789,715	0.4%
		Equity - 5,441 Class A Units		—	302,464	20,893	0.0%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	—	361,667	24,983	0.0%
				894,050	1,496,412	835,591

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)(23)	9/26/2024	3,611,900	3,611,900	3,611,900	1.7%
		Equity - 1,500 Common Units		—	1,500,000	2,557,657	1.2%
				3,611,900	5,111,900	6,169,557

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(8)		—	518,283	88,989	0.0%
				—	518,283	88,989

Subtotal Non-Controlled/Non-Affiliated Investments				$180,226,518	$204,736,370	$189,895,466

Affiliated Investments:(24)

1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)	9/30/2021	$9,304,145	$9,304,145	$9,304,145	4.3%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(9)(13)	9/30/2021	23,547,567	19,468,870	5,886,892	2.7%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)	6/30/2021	1,170,014	1,170,014	1,170,014	0.5%
		Senior Secured First Lien Term Loan D (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)	9/18/2020	224,456	224,456	224,456	0.1%
		Revolving Credit Facility (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)(16)	9/30/2021	4,387,025	4,387,025	4,387,025	2.0%
		Equity - 21,562.16 Class A Units		—	—	—	0.0%
				38,633,207	34,554,510	20,972,532

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00% PIK)(9)	7/22/2020	10,036,355	8,446,385	2,509,089	1.2%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		971,200	971,200	(100,800)	0.0%
		Equity - 16 Common Units		—	—	—	0.0%
				13,407,555	11,817,585	2,408,289

Caddo Investors Holdings 1 LLC(10)	Forest Products & Paper	Equity - 6.15% Membership Interest(21)		—	2,526,373	2,830,051	1.3%
				—	2,526,373	2,830,051

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Dynamic Energy Services International LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(9)(15)	12/31/2021	11,124,375	7,824,974	1,264,841	0.6%
		Revolving Credit Facility (12.00% Cash)	12/31/2019	545,103	545,103	545,103	0.2%
		Equity - 12,350,000 Class A Units		—	—	—	0.0%
				11,669,478	8,370,077	1,809,944

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		20,150,684	20,150,684	20,150,684	9.3%
		Preferred Equity - A-1 Preferred (3.00% PIK)		2,607,661	2,607,661	2,607,661	1.2%
		Equity - 57,300 Class B Units		—	57,300	19,096,371	8.8%
				22,758,345	22,815,645	41,854,716

JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred (6.00% PIK)		1,236,269	1,236,269	1,236,269	0.6%
		Equity - 129,588 Class B Units		—	129,588	2,755,041	1.3%
				1,236,269	1,365,857	3,991,310

Kemmerer Operations, LLC(7)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	1,766,511	1,766,511	1,766,511	0.8%
		Senior Secured First Lien Delayed Draw Term Loan (15.00% PIK)	6/21/2023	706,604	706,604	706,604	0.3%
		Equity - 6.7797 Common Units		—	962,717	962,717	0.4%
				2,473,115	3,435,832	3,435,832

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% PIK, 1.00% LIBOR Floor)(13)	10/11/2021	9,534,512	9,294,959	8,845,167	4.1%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% PIK, 1.00% LIBOR Floor)(13)	10/11/2021	3,284,977	3,284,977	3,047,473	1.4%
		Senior Secured First Lien Term Loan C (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(13)	10/11/2021	344,463	344,463	344,291	0.2%
		Warrants - 7.68% of Outstanding Equity	1/9/2027	—	499,751	—	0.0%
				13,163,952	13,424,150	12,236,931

US Multifamily, LLC(10)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)(22)	6/17/2021	6,670,000	6,670,000	6,670,000	3.1%
		Equity - 33,300 Preferred Units		—	3,330,000	3,330,000	1.5%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$110,011,921	$108,310,029	$99,539,605

Controlled Investments:(5)

MCC Senior Loan Strategy JV I LLC(10)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC(21)		—	78,575,000	69,948,970	32.3%
				—	78,575,000	69,948,970

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(12)	11/9/2020	4,255,990	4,255,990	4,255,990	2.0%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(9)(12)	11/9/2020	13,436,693	12,305,096	7,152,352	3.3%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(9)(12)	11/9/2020	8,747,134	7,570,054	—	0.0%
		Equity - 787.4 Class A Units		—	9,550,922	—	0.0%
				26,439,817	33,682,062	11,408,342

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

TPG Plastics LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (Prime + 10.00% Cash)(14)	12/31/2019	352,984	352,984	352,984	0.2%
		Unsecured Debt (10.00% Cash)(20)		278,810	278,810	278,810	0.1%
		Equity - 35 Class B Units		—	3,317,149	1,644,751	0.8%
				631,794	3,948,943	2,276,545

URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.00% PIK, 2.00% LIBOR Floor)(13)	5/2/2022	18,905,403	18,905,403	18,905,403	8.7%
		Preferred Equity (12.00% PIK)(9)		6,552,890	6,552,890	4,914,667	2.3%
		Equity - 397,466 Common Units		—	12,936,879	—	0.0%
				25,458,293	38,395,172	23,820,070

Subtotal Control Investments				$52,529,904	$154,601,177	$107,453,927

Total Investments, September 30, 2019				$342,768,343	$467,647,576	$396,888,998	183.4%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.

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

(24)
Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.

(25)	The September 30, 2019 presentation has been revised to conform to the current year presentation.

See accompanying notes to consolidated financial statements.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements
March 31, 2020
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

Agreements and Plans of Mergers

The description of the Mergers (as defined below) and the Settlement (as defined below) set forth below are as of March 31, 2020. Subsequent to such date, the Amended MCC Merger Agreement (as defined below) and the Amended MDLY Merger Agreement (as defined below) were terminated. See Note 14. Subsequent Events for more information.

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

On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger. In the MCC Merger, each share of the Company’s common stock (other than shares of the Company’s common stock held by the Company, Sierra or their respective wholly owned subsidiaries) will be exchanged for the right to receive (i) 0.68 shares of Sierra’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Delaware Action, as described below (such fees and expenses, the “Plaintiff Attorney Fees”), are less than or equal to $10,000,000; (ii) 0.66 shares of Sierra’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of Sierra’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of Sierra’s common stock in the event that the Plaintiff Attorney Fees are not fully and finally determined prior to the closing of the MCC Merger (such ratio, the “MCC Merger Exchange Ratio”). Based upon the Plaintiff Attorney Fees approved by the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) as set forth in the Order and Final Judgment entered into on December 20, 2019, as described below (the “Delaware Order and Final Judgment”), the MCC Merger Exchange Ratio will be 0.66 shares of Sierra’s common stock. The Company and Sierra are appealing the Delaware Order and Final Judgment with respect to the Delaware Court of Chancery’s ruling on the Plaintiff Attorney Fees.

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

On December 20, 2019, the Delaware Court of Chancery entered into the Delaware Order and Final Judgment approving the settlement of the Delaware Action (the “Settlement”). Pursuant to the Settlement, the Company agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra’s common stock, with the number of shares of Sierra’s common stock to be calculated using the pro forma net asset value of $6.37 per share as of June 30, 2019, which will be distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, the Company entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the revised MCC Merger at a meeting of stockholders to approve the revised MCC Merger Agreement. The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.

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

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of March 31, 2020, we had $61.1 million in cash and cash equivalents. As of September 30, 2019, we had $68.2 million in cash and cash equivalents, and $16.0 million of restricted cash, which was restricted for the purposes of repaying principal and interest on our Series A Israeli Notes (the “Israeli Notes”).

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended March 31, 2020, the Company earned approximately $0.8 million and $2.5 million in PIK interest, respectively. For the three and six months ended March 31, 2019, the Company earned approximately $2.0 million and $4.6 million in PIK interest, respectively.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. For the three and six months ended March 31, 2020, fee income was approximately $0.1 million and $0.4 million, respectively (see Note 9). For the three and six months ended March 31, 2019, fee income was approximately $0.3 million and $0.8 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. There were no realized gains or losses related to non-cash restructuring transactions during the three and six months ended March 31, 2020. During the three and six months ended March 31, 2019, $10.8 million and $10.8 million of our realized losses, respectively, were related to certain non-cash restructuring transactions, which is recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At March 31, 2020, certain investments in ten portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $28.2 million, or 11.0% of the fair value of our portfolio. At March 31, 2020, certain investments in two portfolio companies held by the Company were on partial non-accrual status with a combined fair value of approximately $13.3 million, or 5.2% of the fair value of our portfolio. At September 30, 2019, certain investments in seven portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $22.3 million, or 5.6% of the fair value of our portfolio.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. After evaluating ASU 2018-13, the Company found no material changes to its fair value disclosures in the notes to the consolidated financial statements were necessary to comply with the pronouncement.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the calendar years ended 2019 and 2018, accrued at March 31, 2020 and March 31, 2019, respectively, the Company distributed at least 98% of its ordinary income and 98.2% of its capital gains, and as such, was not subject to federal excises taxes.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of March 31, 2020, the Company recorded a deferred tax liability of $0.1 million on the Consolidated Statements of Assets and Liabilities. As of September 30, 2019, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the three and six months ended March 31, 2020, the Company recorded a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments of $0.1 million. For the three and six months ended March 31, 2019, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

As of March 31, 2020 and September 30, 2019, the Company had a net deferred tax asset of $20.9 million and $20.9 million, respectively, consisting primarily of net operating losses and net unrealized losses on the investments held within its Taxable Subsidiaries. As of March 31, 2020 and September 30, 2019, the Company has booked a valuation allowance of $20.9 million and $20.9 million, respectively, against its net deferred tax asset.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at March 31, 2020. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service.

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

Note 3. Investments

The composition of our investments as of March 31, 2020 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$188,920	47.7%	$106,008	41.4%
Senior Secured Second Lien Term Loans	40,172	10.1	25,389	9.9
Unsecured Debt	2,103	0.5	1,466	0.6
MCC Senior Loan Strategy JV I LLC	78,575	19.8	41,927	16.4
Equity/Warrants	86,717	21.9	81,106	31.7
Total	$396,487	100.0%	$255,896	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At March 31, 2020 and September 30, 2019, the total fair value of warrants was $0 and $24,983, respectively, and were included in investments at fair value on the Consolidated Statement of Assets and Liabilities. During the three and six months ended March 31, 2020, the Company had no warrant activity. During the three months ended March 31, 2019, the Company did not acquire any warrant positions. During the six months ended March 31, 2019, the Company acquired additional warrants in one of its existing portfolio investments.

For the three and six months ended March 31, 2020, there was $24,983 and $24,983, respectively, of unrealized depreciation related to warrants, which was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. For the three and six months ended March 31, 2019, there was $0.3 million and $0.3 million, respectively, of unrealized depreciation related to warrants, which was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2020 (dollars in thousands):

	Fair Value	Percentage
Construction & Building	$53,520	20.9%
Multisector Holdings	41,927	16.4
Services: Business	31,656	12.4
High Tech Industries	25,892	10.1
Healthcare & Pharmaceuticals	22,612	8.8
Hotel, Gaming & Leisure	13,847	5.4
Containers, Packaging & Glass	11,949	4.7
Wholesale	11,768	4.6
Banking, Finance, Insurance & Real Estate	9,498	3.7
Consumer goods: Durable	5,966	2.3
Consumer goods: Non-durable	5,947	2.3
Energy: Oil & Gas	5,657	2.2
Environmental Industries	3,614	1.4
Metals & Mining	3,345	1.3
Aerospace & Defense	3,066	1.2
Forest Products & Paper	2,872	1.1
Media: Broadcasting & Subscription	1,482	0.6
Automotive	716	0.3
Media: Advertising, Printing & Publishing	375	0.2
Retail	187	0.1
Total	$255,896	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2019 (dollars in thousands):

	Fair Value	Percentage
Multisector Holdings	$69,949	17.6%
Construction & Building	59,608	15.0
Services: Business	49,512	12.5
High Tech Industries	38,254	9.6
Healthcare & Pharmaceuticals	25,698	6.5
Energy: Oil & Gas	23,632	6.0
Hotel, Gaming & Leisure	21,127	5.3
Wholesale	13,850	3.5
Services: Consumer	13,278	3.3
Containers, Packaging & Glass	12,637	3.2
Capital Equipment	10,680	2.7
Automotive	10,375	2.6
Banking, Finance, Insurance & Real Estate	10,000	2.5
Aerospace & Defense	8,604	2.2
Consumer goods: Non-durable	6,326	1.6
Consumer goods: Durable	6,170	1.6
Environmental Industries	3,991	1.0
Metals & Mining	3,436	0.9
Forest Products & Paper	2,830	0.7
Media: Broadcasting & Subscription	2,408	0.6
Chemicals, Plastics & Rubber	2,277	0.6
Media: Advertising, Printing & Publishing	1,715	0.4
Retail	532	0.1
Total	$396,889	100.0%
The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at March 31, 2020 (dollars in thousands):

	Fair Value	Percentage
Northeast	$104,886	41.0%
West	52,648	20.5
Southeast	39,881	15.6
Midwest	37,046	14.5
Mid-Atlantic	12,760	5.0
Southwest	8,675	3.4
Total	$255,896	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2019 (dollars in thousands):

	Fair Value	Percentage
Northeast	$143,795	36.2%
West	88,412	22.3
Midwest	76,001	19.2
Southeast	48,089	12.1
Southwest	24,658	6.2
Mid-Atlantic	15,934	4.0
Total	$396,889	100.0%

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the six months ended March 31, 2020 and 2019 were as follows:

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2019	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2020	Income Earned

Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$9,304,145	$168,923	$—	$(9,473,068)	$—	$—	$167,086
	Senior Secured First Lien Term Loan B	5,886,892	—	—	(5,886,892)	—	—	—
	Senior Secured First Lien Term Loan C	1,170,014	21,243	—	(888,215)	—	303,042	21,011
	Senior Secured First Lien Term Loan D	224,456	8,087	—	—	—	232,543	8,084
	Senior Secured First Lien Term Loan E	—	838,174	—	—	—	838,174	28,042
	Revolving Credit Facility	4,387,025	(945,461)	—	—	—	3,441,564	132,413
	Equity	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	2,509,089	—	—	(925,905)	—	1,583,184	—
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	—	—	—	—	—	—
	Preferred Equity Series AAA	(100,800)	—	—	—	—	(100,800)	—
	Equity	—	—	—	—	—	—	—
Caddo Investors Holdings 1 LLC	Equity	2,830,051	—	—	42,392	—	2,872,443	—
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	1,264,841	—	—	(423,010)	—	841,831	—
	Revolving Credit Facility	545,103	(545,103)	—	—	—	—	6,692
	Equity	—	—	—	—	—	—	—
JFL-NGS Partners, LLC	Preferred Equity A-2	20,150,684	(9,651,947)	—	—	—	10,498,737	299,304
	Preferred Equity A-1	2,607,661	(1,249,040)	—	—	—	1,358,621	38,732
	Equity	19,096,371	—	—	12,099,468	—	31,195,839	—
JFL-WCS Partners, LLC	Preferred Equity Class A	1,236,269	74,380	—	—	—	1,310,649	37,984
	Equity	2,755,041	—	—	(451,960)	—	2,303,081	—
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	1,766,511	137,264	—	—	—	1,903,775	137,321
	Senior Secured First Lien Delayed Draw Term Loan	706,604	(228,088)	—	—	—	478,516	43,003
	Equity	962,717	—	—	—	—	962,717	—

Path Medical, LLC	Senior Secured First Lien Term Loan	8,845,167	603,455	—	(72,452)	—	9,376,170	603,235
	Senior Secured First Lien Term Loan A	3,047,473	190,063	—	(7,113)	—	3,230,423	189,987
	Senior Secured First Lien Term Loan C	344,291	(196,835)	—	97	—	147,553	14,887
	Equity	—	—	—	—	—	—	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	(909,463)	—	—	—	5,760,537	325,921
	Equity	3,330,000	—	—	407,925	—	3,737,925	—
Total Affiliated Investments		$99,539,605	$(11,684,348)	$—	$(5,578,733)	$—	$82,276,524	$2,053,702

Controlled Investments
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	69,948,970	—	—	(28,022,120)	—	41,926,850	3,500,000
NVTN LLC	Senior Secured First Lien Term Loan	4,255,990	2,309,885	—	(2,035,797)	—	4,530,078	62,840
	Super Priority Senior Secured First Lien Term Loan	—	1,995,374	—	4,626	—	2,000,000	1,983
	Senior Secured First Lien Term Loan B	7,152,352	—	—	(7,152,352)	—	—	—
	Senior Secured First Lien Term Loan C	—	—	—	—	—	—	—
	Equity	—	—	—	—	—	—	—
TPG Plastics LLC	Senior Secured Second Lien Term Loan	352,984	(352,984)	—	—	—	—	12,806
	Unsecured Debt	278,810	(278,810)	—	—	—	—	6,876
	Unsecured Debt	1,644,751	(1,630,312)	—	1,672,398	(1,686,837)	—	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	18,905,403	1,594,416	—	(8,003,559)	—	12,496,260	500,767
	Preferred Equity	4,914,667	—	—	(4,914,667)	—	—	—
	Equity	—	—	—	—	—	—	—
Total Controlled Investments		$107,453,927	$3,637,569	$—	$(48,451,471)	$(1,686,837)	$60,953,188	$4,085,272

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2018	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2019	Income Earned

Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$8,984,232	$—	$—	$—	$—	$8,984,232	$344,796
	Senior Secured First Lien Term Loan B	19,725,217	734,779	—	(7,334,001)	—	13,125,995	759,184
	Revolving Credit Facility	3,593,693	(539,054)	—	—	—	3,054,639	112,249
	Equity	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	5,876,279	—	—	(510,963)	—	5,365,316	—
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	—	—	—	—	—	—
	Preferred Equity Series AAA	(172,800)	72,000	—	—	—	(100,800)	—
	Equity	—	—	—	—	—	—	—
Brantley Transportation LLC	Senior Secured First Lien Term Loan	2,882,800	—	—	(1,248,260)	—	1,634,540	—
	Senior Secured First Lien Delayed Draw Term Loan	503,105	—	—	—	—	503,105	18,817
	Equity	—	—	—	—	—	—	—
Caddo Investors Holdings 1 LLC	Equity	2,500,000	20,842	—	194,105	—	2,714,947	(61,927)
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	—	—	7,824,975	(6,636,810)	—	1,188,165	—
	Revolving Credit Facility	—	585,858	1,322,001	—	—	1,907,859	7,542
	Equity	—	—	—	—	—	—	—
JFL-NGS Partners, LLC	Preferred Equity A-2	31,468,755	—	—	—	—	31,468,755	470,738
	Preferred Equity A-1	4,072,311	—	—	—	—	4,072,311	60,917
	Equity	9,825,804	—	—	8,367,519	—	18,193,323	—
JFL-WCS Partners, LLC	Preferred Equity Class A	1,166,292	69,978	—	—	—	1,236,270	35,641
	Equity	215,116	—	—	2,539,925	—	2,755,041	—
Path Medical, LLC	Senior Secured First Lien Term Loan	—	856,808	7,821,824	(182,471)	—	8,496,161	538,508
	Senior Secured First Lien Term Loan A	—	281,574	2,808,500	(162,846)	—	2,927,228	171,909
	Senior Secured First Lien Term Loan C	—	688,926	—	—	—	688,926	36,208
	Equity	—	—	499,751	(499,751)	—	—	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	333,500
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$100,640,804	$2,771,711	$20,277,051	$(5,473,553)	$—	$118,216,013	$2,828,082

Controlled Investments
Capstone Nutrition	Senior Secured First Lien Term Loan	$12,657,663	$—	$—	$(2,916,918)	$—	$9,740,745	$—
	Senior Secured First Lien Delayed Draw Term Loan	5,692,096	—	—	(1,311,725)	—	4,380,371	—
	Senior Secured First Lien Incremental Delayed Draw	2,242,721	1,484,319	—	—	—	3,727,040	204,361
	Equity - Class B and C Units	—	—	—	—	—	—	—
	Equity - Common Units	—	—	—	—	—	—	—
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	78,370,891	—	—	(2,961,191)	—	75,409,700	4,025,000
NVTN LLC	Senior Secured First Lien Term Loan	4,005,990	250,000	—	—	—	4,255,990	132,703
	Senior Secured First Lien Term Loan B	11,837,367	467,729	—	(2,912,368)	—	9,392,728	356,304
	Senior Secured First Lien Term Loan C	7,479,397	90,657	—	(7,570,054)	—	—	—
	Equity	—	—	—	—	—	—	—
OmniVere, LLC	Senior Secured First Lien Term Loan	—	—	—	22,880,599	(22,880,599)	—	(2,822)
	Senior Secured First Lien Term Loan	1,374,048	661,225	—	2,963,001	(4,998,274)	—	—
	Unsecured Debt	—	—	—	22,727,575	(22,727,575)	—	(2,205)
	Equity	—	—	—	872,698	(872,698)	—	—
TPG Plastics LLC	Senior Secured Second Lien Term Loan	401,346	(28,295)	—	—	—	373,051	14,925
	Unsecured Debt	360,000	(12,780)	—	—	(59,410)	287,810	13,667
	Unsecured Debt	646,996	(646,996)	—	—	—	—	2,163
	Equity	2,670,154	646,996	—	(1,672,398)	—	1,644,752	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	15,112,754	2,318,082	—	—	—	17,430,836	862,128
	Preferred Equity	5,850,795	702,095	—	—	—	6,552,890	371,091
	Equity	12,937,518	—	—	(3,179,728)	—	9,757,790	—
Total Controlled Investments		$161,639,736	$5,933,032	$—	$26,919,491	$(51,538,556)	$142,953,703	$5,977,315

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

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the six months ended March 31, 2020 and 2019. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the three and six months ended March 31, 2020 and 2019.

Loan Participation Sales

The Company may sell portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At March 31, 2020, there were two participation agreements outstanding with an aggregate fair value of $5.0 million. At September 30, 2019, there were two participation agreements outstanding with an aggregate fair value of $6.5 million. The transfer of the participated portion of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. In each case, the Company’s loan participation agreements satisfy the following conditions:

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

During the three and six months ended March 31, 2020, the Company collected interest and principal payments on behalf of the participant in aggregate amounts of $0.7 million and $1.4 million, respectively. During the three and six months ended March 31, 2019, the Company collected interest and principal payments on behalf of the participant in aggregate amounts of $1.0 million and $2.0 million, respectively. Under the terms of the participation agreements, the Company will collect and remit periodic payments to the participant equal to the participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

As of March 31, 2020, MCC JV had total capital commitments of $100.0 million, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $89.8 million was funded as of March 31, 2020 relating to these commitments, of which $78.6 million was from the Company. As of March 31, 2020, MCC JV’s board of managers had approved advances of capital of up to $0.3 million of the remaining capital commitments, of which $0.2 million is from the Company.

On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse AG, Cayman Islands Branch (“CS”) with commitments of $100 million subject to leverage and borrowing base restrictions. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch (“DB”) and increased the total loan commitments to $200 million. On March 29, 2019, the JV Facility reinvestment period was extended from March 30, 2019 to June 28, 2019. On June 28, 2019, the JV Facility reinvestment period was further extended from June 28, 2019 to October 28, 2019. On October 28, 2019, the JV Facility reinvestment period was further extended from October 28, 2019 to March 31, 2020 and the interest rate was modified from bearing an interest rate of LIBOR (with a 0.00% floor) + 2.50% per annum to LIBOR (with a 0.00% floor) + 2.75% per annum. Effective as of March 31, 2020, the maturity date was extended to March 31, 2023. As of March 31, 2020 and September 30, 2019, there was approximately $179.3 million outstanding under the JV Facility.

On March 31, 2020, the JV Facility ended its reinvestment period and entered its amortization period, during which time the interest rate is increased to LIBOR (with a 0.00% floor) + 3.00% per annum.

On April 20, 2020, the JV Facility was amended to (i) during each 12-month period during the amortization period permit the sale of investments below a price of 97% as long as the sale is approved by DB and the balance of all such investments sold is not greater than 30% of the adjusted balance of all loans as of the first date of each 12-month period and (ii) establish a target effective advance rate at various measurement dates during the amortization period. All principal collections will be swept to amortize the amount outstanding under the JV Facility and interest collections will be swept, as applicable, in order to meet the target effective advance rate for the applicable period.

At March 31, 2020 and September 30, 2019, MCC JV had total investments at fair value of $208.2 million and $249.3 million, respectively. As of March 31, 2020 and September 30, 2019, MCC JV’s portfolio was comprised of senior secured first lien term loans to 60 and 61 borrowers, respectively. As of March 31, 2020 and September 30, 2019, certain investments in one portfolio company held by MCC JV were on non-accrual status.

Below is a summary of MCC JV’s portfolio, excluding equity investments, followed by a listing of the individual investments in MCC JV’s portfolio as of March 31, 2020 and September 30, 2019:

	March 31, 2020	September 30, 2019
Senior secured loans(1)	$251,868,793	$261,170,437
Weighted average current interest rate on senior secured loans(2)	6.30%	7.17%
Number of borrowers in MCC JV	60	61
Largest loan to a single borrower(1)	$10,769,072	$10,884,644
Total of five largest loans to borrowers(1)	$43,058,680	$43,626,877

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at par.
MCC JV Loan Portfolio as of March 31, 2020
(unaudited)

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	10,769,072	10,769,072	9,939,854	20.7%
				10,769,072	10,769,072	9,939,854

Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	2/15/2027	1,228,961	1,225,110	1,042,650	2.2%
				1,228,961	1,225,110	1,042,650

Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	1/4/2026	2,759,313	2,713,685	2,450,270	5.1%
				2,759,313	2,713,685	2,450,270

Cambrex Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/4/2026	3,990,000	3,913,763	3,686,361	7.7%
				3,990,000	3,913,763	3,686,361

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,321,250	5,293,395	4,946,102	10.3%
				5,321,250	5,293,395	4,946,102

CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	1,347,244	1,342,396	1,258,191	2.6%
		Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	595,500	595,500	556,137	1.2%
				1,942,744	1,937,896	1,814,328

Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(1)	7/1/2026	4,975,031	4,930,438	3,950,911	8.2%
				4,975,031	4,930,438	3,950,911

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	4,110,324	4,061,412	3,192,078	6.7%
				4,110,324	4,061,412	3,192,078

Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	10/10/2025	1,950,313	1,892,941	1,126,305	2.4%
				1,950,313	1,892,941	1,126,305

GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/1/2025	3,427,687	3,386,073	2,570,765	5.4%
				3,427,687	3,386,073	2,570,765

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,893,130	2,890,323	2,406,216	5.0%
				2,893,130	2,890,323	2,406,216

Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/23/2024	4,875,500	4,863,091	2,888,734	6.0%
				4,875,500	4,863,091	2,888,734

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/20/2023	4,092,193	4,092,193	3,793,872	7.9%
				4,092,193	4,092,193	3,793,872

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)(4)	6/30/2022	1,732,439	1,722,313	598,211	1.2%
		Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)(4)	4/18/2020	86,311	85,849	86,311	0.2%
		Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)(4)	4/18/2020	86,311	86,311	86,311	0.2%
				1,905,061	1,894,473	770,833

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	4/26/2025	4,045,588	4,035,870	3,335,183	7.0%
				4,045,588	4,035,870	3,335,183

The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	7,760,000	7,725,206	1,435,600	3.0%
				7,760,000	7,725,206	1,435,600

Infogroup, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,850,000	4,825,571	3,857,690	8.1%
				4,850,000	4,825,571	3,857,690

Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	7/1/2026	2,736,250	2,720,504	2,416,930	5.0%
				2,736,250	2,720,504	2,416,930

Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/16/2025	2,711,859	2,700,534	950,235	2.0%
				2,711,859	2,700,534	950,235

IXS Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/5/2027	3,000,000	2,970,224	2,970,000	6.2%
				3,000,000	2,970,224	2,970,000

Jordan Health Products I, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/15/2025	5,155,539	5,098,620	2,909,271	6.1%
				5,155,539	5,098,620	2,909,271

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	6,131,257	6,063,596	5,552,466	11.6%
				6,131,257	6,063,596	5,552,466

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	4,807,267	4,751,198	2,635,824	5.5%
				4,807,267	4,751,198	2,635,824

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Liaison Acquisition, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/20/2026	6,483,750	6,468,169	5,973,479	12.5%
				6,483,750	6,468,169	5,973,479

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	4,533,162	4,521,367	3,615,197	7.5%
				4,533,162	4,521,367	3,615,197

Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	3,013,958	3,013,958	2,753,854	5.7%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	612,042	612,042	559,222	1.2%
				3,626,000	3,626,000	3,313,076

MediaOcean	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(1)	8/18/2025	1,750,000	1,745,879	1,627,500	3.4%
				1,750,000	1,745,879	1,627,500

NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/1/2025	2,962,500	2,950,847	2,495,906	5.2%
				2,962,500	2,950,847	2,495,906

Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/28/2025	4,165,000	4,150,077	3,347,411	7.0%
				4,165,000	4,150,077	3,347,411

Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	9/29/2025	3,447,677	3,420,141	3,155,658	6.6%
		Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	9/29/2025	505,053	505,053	462,275	1.0%
		Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	9/29/2025	696,620	696,620	637,617	1.3%
				4,649,350	4,621,814	4,255,550

Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(1)	6/22/2026	3,645,022	3,612,479	3,389,935	7.1%
				3,645,022	3,612,479	3,389,935

Patriot Rail Company LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%)(1)	10/19/2026	1,750,000	1,717,193	1,570,975	3.3%
				1,750,000	1,717,193	1,570,975

Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	3,389,015	3,379,106	3,179,913	6.6%
				3,389,015	3,379,106	3,179,913

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/19/2022	6,312,851	6,301,740	5,212,521	10.9%
				6,312,851	6,301,740	5,212,521

Phoenix Guarantor Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.25%)(1)	3/5/2026	3,970,050	3,917,313	3,422,620	7.1%
				3,970,050	3,917,313	3,422,620

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/3/2024	2,960,962	2,941,018	2,641,177	5.5%
				2,960,962	2,941,018	2,641,177

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor, 2% PIK)(1)(5)	11/30/2023	4,930,040	4,612,650	4,437,036	9.3%
		Class C Common Stock		1	—	—
				4,930,041	4,612,650	4,437,036

PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/5/2024	1,962,389	1,955,207	1,615,607	3.4%
				1,962,389	1,955,207	1,615,607

Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	4/2/2026	6,450,006	6,428,599	5,906,916	12.3%
				6,450,006	6,428,599	5,906,916

RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	8/29/2025	3,957,985	3,927,322	3,411,387	7.1%
				3,957,985	3,927,322	3,411,387

Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	5/25/2023	3,839,912	3,826,317	3,477,425	7.3%
				3,839,912	3,826,317	3,477,425

Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)(1)	2/3/2025	1,684,453	1,697,405	1,530,982	3.2%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	2/3/2025	1,329,133	1,285,877	1,201,802	2.5%
				3,013,586	2,983,282	2,732,784

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	2/28/2022	2,608,036	2,587,903	2,318,805	4.8%
				2,608,036	2,587,903	2,318,805

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	7/1/2026	2,233,153	2,227,757	1,941,503	4.1%
				2,233,153	2,227,757	1,941,503

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	9/1/2022	4,798,779	4,750,714	4,648,098	9.7%
		Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	9/1/2022	1,861,878	1,861,878	1,803,415	3.8%
				6,660,657	6,612,592	6,451,513

Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	9,775,000	9,742,353	9,199,253	19.2%
				9,775,000	9,742,353	9,199,253

Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	11/11/2024	3,899,099	3,890,735	3,659,695	7.6%
				3,899,099	3,890,735	3,659,695

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	2/27/2022	3,465,000	3,465,000	3,260,219	6.8%
				3,465,000	3,465,000	3,260,219

Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/9/2023	2,920,152	2,902,888	1,863,641	3.9%
				2,920,152	2,902,888	1,863,641

The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/28/2021	6,000,000	5,940,847	5,428,800	11.3%
				6,000,000	5,940,847	5,428,800

ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	10/11/2024	6,641,146	6,621,847	5,749,240	12.0%
				6,641,146	6,621,847	5,749,240

Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	1/31/2025	2,425,500	2,417,100	2,073,075	4.3%
				2,425,500	2,417,100	2,073,075

United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	9/2/2024	3,699,998	3,688,038	2,869,718	6.0%
				3,699,998	3,688,038	2,869,718

Vero Parent, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	8/16/2024	3,895,700	3,874,200	3,076,045	6.4%
				3,895,700	3,874,200	3,076,045

Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	9/11/2026	4,950,125	4,904,391	4,251,662	8.9%
				4,950,125	4,904,391	4,251,662

Wheels Up Partners LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.55%, 1.00% LIBOR Floor)(1)	10/15/2021	3,204,578	3,166,354	2,942,443	6.1%
				3,204,578	3,166,354	2,942,443

Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	3/1/2026	6,583,500	6,534,701	4,542,615	9.5%
				6,583,500	6,534,701	4,542,615

Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	4/30/2026	2,214,516	2,196,698	2,068,451	4.3%
		Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	4/30/2026	227,513	225,267	215,341	0.4%
				2,442,029	2,421,965	2,283,792

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	2/12/2024	8,093,951	8,093,951	7,633,405	15.9%
				8,093,951	8,093,951	7,633,405

Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,581,250	2,581,250	2,419,148	5.0%
				2,581,250	2,581,250	2,419,148

Total Investments, March 31, 2020				$251,868,794	$250,115,439	$208,233,465	434.5%

(1)	Represents the annual current interest rate as of March 31, 2020. All interest rates are payable in cash, unless otherwise noted.

(2)
Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	Percentage is based on MCC JV's net assets of $47,916,400 as of March 31, 2020.

(4)	This investment was on non-accrual status as of March 31, 2020.

(5)	Par amount includes accumulated PIK interest and is net of repayments.

MCC JV Loan Portfolio as of September 30, 2019

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	$10,884,644	$10,884,644	$10,635,385	13.3%
				10,884,644	10,884,644	10,635,385

Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	11/22/2023	724,217	722,980	720,162	0.9%
				724,217	722,980	720,162

AL Midcoast Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/1/2025	4,330,542	4,297,473	4,246,963	5.3%
				4,330,542	4,297,473	4,246,963

Brightspring Health Services	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.50%)(1)	3/5/2026	3,990,000	3,941,288	3,990,000	5.0%
				3,990,000	3,941,288	3,990,000

Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	1/4/2026	2,774,187	2,724,326	2,801,929	3.5%
				2,774,187	2,724,326	2,801,929

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,348,750	5,316,921	5,172,776	6.5%
				5,348,750	5,316,921	5,172,776

CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	1,354,100	1,348,742	1,324,581	1.7%
		Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	598,500	598,500	584,908	0.7%
				1,952,600	1,947,242	1,909,489

Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(1)	7/1/2026	5,000,000	4,951,590	4,940,000	6.2%
				5,000,000	4,951,590	4,940,000

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	4,131,900	4,067,981	3,770,359	4.7%
				4,131,900	4,067,981	3,770,359

Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	10/10/2025	1,960,188	1,897,299	1,594,220	2.0%
				1,960,188	1,897,299	1,594,220

GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/1/2025	3,445,086	3,399,335	3,400,989	4.3%
				3,445,086	3,399,335	3,400,989

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,908,397	2,903,827	2,641,697	3.3%
				2,908,397	2,903,827	2,641,697

Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/23/2024	4,900,375	4,886,582	4,618,604	5.8%
				4,900,375	4,886,582	4,618,604

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/20/2023	4,188,348	4,188,348	4,163,637	5.2%
				4,188,348	4,188,348	4,163,637

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)(4)	6/30/2022	1,818,750	1,805,750	1,421,353	1.8%
				1,818,750	1,805,750	1,421,353

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	4/26/2025	4,066,176	4,055,443	3,601,412	4.5%
				4,066,176	4,055,443	3,601,412

The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	7,800,000	7,757,145	5,187,780	6.5%
				7,800,000	7,757,145	5,187,780

Infogroup, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	4/3/2023	4,875,000	4,846,330	4,748,738	5.9%
				4,875,000	4,846,330	4,748,738

Intermedia Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	7/21/2025	2,977,500	2,952,588	2,973,034	3.7%
				2,977,500	2,952,588	2,973,034

Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	7/1/2026	2,750,000	2,732,906	2,732,400	3.4%
				2,750,000	2,732,906	2,732,400

Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/16/2025	2,788,268	2,775,502	2,115,738	2.6%
				2,788,268	2,775,502	2,115,738

Jackson Hewitt Tax Service Inc.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.25%)(1)	5/31/2023	5,850,000	5,850,000	5,811,390	7.3%
				5,850,000	5,850,000	5,811,390

Jordan Health Products I, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/15/2025	5,181,776	5,118,971	4,378,601	5.5%
				5,181,776	5,118,971	4,378,601

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	6,162,699	6,086,349	5,972,888	7.5%
				6,162,699	6,086,349	5,972,888

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	4,871,364	4,807,569	3,975,033	5.0%
				4,871,364	4,807,569	3,975,033

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	4,836,393	4,821,161	4,759,978	6.0%
				4,836,393	4,821,161	4,759,978

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	3,029,375	3,029,375	2,880,027	3.6%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	615,125	615,125	584,799	0.7%
				3,644,500	3,644,500	3,464,826

New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	7/14/2022	2,446,853	2,443,556	2,442,205	3.1%
				2,446,853	2,443,556	2,442,205

NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/1/2025	2,977,500	2,964,722	2,903,360	3.6%
				2,977,500	2,964,722	2,903,360

Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/28/2025	4,186,250	4,169,745	3,984,054	5.0%
				4,186,250	4,169,745	3,984,054

Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	9/29/2025	3,543,616	3,512,593	3,477,350	4.3%
		Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	9/29/2025	519,107	519,107	509,399	0.6%
		Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	9/29/2025	716,005	716,005	702,616	0.9%
				4,778,728	4,747,705	4,689,365

Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(1)	6/22/2026	3,663,385	3,628,046	3,613,477	4.5%
				3,663,385	3,628,046	3,613,477

Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	3,406,439	3,395,256	3,384,979	4.2%
				3,406,439	3,395,256	3,384,979

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/19/2022	6,345,900	6,333,392	6,092,064	7.6%
				6,345,900	6,333,392	6,092,064

Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/3/2024	3,041,842	3,018,790	2,992,564	3.7%
				3,041,842	3,018,790	2,992,564

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor, 2% PIK)(1)(5)	11/30/2023	4,880,028	4,562,638	4,562,338	5.7%
		Class C Common Stock		1	—	—
				4,880,029	4,562,638	4,562,338

PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/5/2024	1,972,350	1,964,300	1,912,137	2.4%
				1,972,350	1,964,300	1,912,137

Quantum Spatial, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	9/5/2024	5,000,000	5,000,000	5,000,000	6.3%
				5,000,000	5,000,000	5,000,000

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	4/2/2026	6,982,500	6,957,391	6,885,443	8.6%
				6,982,500	6,957,391	6,885,443

RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/29/2025	3,960,000	3,926,377	3,960,000	5.0%
				3,960,000	3,926,377	3,960,000

Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	5/25/2023	4,080,727	4,063,983	4,014,619	5.0%
				4,080,727	4,063,983	4,014,619

Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)(1)	2/3/2025	3,422,875	3,417,582	3,297,255	4.1%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	2/3/2025	1,335,880	1,288,373	1,288,055	1.6%
				4,758,755	4,705,955	4,585,310

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	2/28/2022	2,645,536	2,619,767	2,503,471	3.1%
				2,645,536	2,619,767	2,503,471

SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	7/1/2026	2,244,375	2,238,962	2,249,986	2.8%
				2,244,375	2,238,962	2,249,986

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	9/1/2022	4,820,605	4,762,317	4,775,291	6.0%
		Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	9/1/2022	1,871,234	1,871,234	1,853,644	2.3%
				6,691,839	6,633,551	6,628,935

Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	9,825,000	9,788,662	9,825,000	12.3%
				9,825,000	9,788,662	9,825,000

Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	11/11/2024	3,918,993	3,909,644	3,821,018	4.8%
				3,918,993	3,909,644	3,821,018

Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	2/27/2022	3,482,500	3,482,500	3,482,500	4.4%
				3,482,500	3,482,500	3,482,500

SMB Shipping Logistics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	2/5/2024	2,465,807	2,446,381	2,453,478	3.1%
				2,465,807	2,446,381	2,453,478

Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/9/2023	3,935,050	3,907,819	3,695,799	4.6%
				3,935,050	3,907,819	3,695,799

The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/28/2021	4,348,644	4,348,644	4,325,596	5.4%
				4,348,644	4,348,644	4,325,596

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	10/11/2024	6,674,943	6,659,353	6,674,943	8.3%
				6,674,943	6,659,353	6,674,943

Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	1/31/2025	2,437,875	2,428,557	2,392,287	3.0%
				2,437,875	2,428,557	2,392,287

United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	9/2/2024	3,759,999	3,746,467	3,699,087	4.6%
				3,759,999	3,746,467	3,699,087

Vero Parent, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/16/2024	3,915,475	3,891,393	3,886,109	4.9%
				3,915,475	3,891,393	3,886,109

Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	9/11/2026	4,975,000	4,925,465	4,925,250	6.2%
				4,975,000	4,925,465	4,925,250

Wheels Up Partners LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.55%, 1.00% LIBOR Floor)(1)	10/15/2021	3,633,328	3,575,903	3,569,381	4.5%
				3,633,328	3,575,903	3,569,381

Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	3/1/2026	6,616,750	6,563,551	5,599,756	7.0%
				6,616,750	6,563,551	5,599,756

Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	4/30/2026	2,225,672	2,208,221	2,225,672	2.8%
				2,225,672	2,208,221	2,225,672

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	2/12/2024	8,134,734	8,134,734	8,114,397	10.1%
				8,134,734	8,134,734	8,114,397

Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,596,000	2,596,000	2,498,910	3.1%
				2,596,000	2,596,000	2,498,910

Total Investments, September 30, 2019				$266,050,466	$259,371,480	$249,342,871	311.9%

(1)	Represents the annual current interest rate as of September 30, 2019. All interest rates are payable in cash, unless otherwise noted.

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

Below is certain summarized financial Information for MCC JV as of March 31, 2020 and September 30, 2019, and for the three and six months ended March 31, 2020 and 2019:

	March 31, 2020	September 30, 2019
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (amortized cost of $250,115,439 and $259,371,480, respectively)	$208,233,465	$249,342,871
Cash	17,260,050	8,007,466
Other assets	983,359	1,466,352
Total assets	$226,476,874	$258,816,689

Line of credit (net of debt issuance costs of $1,780,852 and $1,552,067, respectively)	$177,499,148	$177,694,223
Other liabilities	376,305	472,737
Interest payable	685,021	708,049
Total liabilities	178,560,474	178,875,009
Members' capital	47,916,400	79,941,680
Total liabilities and members' capital	$226,476,874	$258,816,689

	For the three months ended March 31		For the six months ended March 31
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total revenues	$4,396,530	$5,143,154	$9,183,384	$10,120,425
Total expenses	(2,587,114)	(2,748,463)	(5,321,348)	(5,431,559)
Net unrealized appreciation/(depreciation)	(27,265,785)	(806,438)	(31,853,365)	(2,724,275)
Net realized gain/(loss)	(4,915)	49,381	(33,951)	(742,113)
Net income/(loss)	$(25,461,284)	$1,637,634	$(28,025,280)	$1,222,478

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

After performing the income analysis for the six months ended March 31, 2020, excluding MCC JV, the Company had no single Control Investment which would be deemed to be a significant subsidiary pursuant to Rule 10-01(b)(1) of Regulation S-X.

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

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. During the three months ended March 31, 2020, none of our investments transferred in or out of Level 3.

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of March 31, 2020 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$106,008	$106,008
Senior Secured Second Lien Term Loans	—	—	25,389	25,389
Unsecured Debt	—	—	1,466	1,466
Equity/Warrants	11,768	—	66,466	78,234
Total	$11,768	$—	$199,329	$211,097
Investments measured at net asset value(1)				44,799
Total Investments, at fair value				$255,896

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended March 31, 2020 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2019	$192,770	$36,508	$—	$2,653	$78,329	$310,260
Purchases and other adjustments to cost	1,387	653	—	—	870	2,910
Originations	12,111	944	—	—	182	13,237
Sales	(186)	—	—	—	(1,630)	(1,816)
Settlements	(67,710)	(513)	—	(549)	(15,902)	(84,674)
Net realized gains/(losses) from investments	—	—	—	—	(1,687)	(1,687)
Net transfers in and/or out of Level 3	—	—	—	—	—	—
Net unrealized gains/(losses)	(32,364)	(12,203)	—	(638)	6,304	(38,901)
Balance as of March 31, 2020	$106,008	$25,389	$—	$1,466	$66,466	$199,329

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

Net change in unrealized loss for the six months ended March 31, 2020 and 2019 included in earnings related to investments still held as of March 31, 2020 and 2019, was approximately $69.9 million and $12.5 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended March 31, 2020, none of our investments transferred in or out of Level 3. During the six months ended March 31, 2019, none of our investments transferred in or out of Level 3.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of March 31, 2020 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$66,322	Income Approach (DCF)	Market Yield	8.20% - 15.99% (12.11%)
Senior Secured First Lien Term Loans	39,686	Market Approach (Guideline Comparable)/Income Approach (DCF)/ Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Capitalization Rate Discount Rate Expected Proceeds	0.25x - 0.50x (0.49x) 2.50x - 5.50x (4.68x) 5.25% - 5.25% (5.25%) 9.30% - 17.90% (15.57%) $11.2M - $11.2M ($11.2M)
Senior Secured Second Lien Term Loans	12,518	Income Approach (DCF)	Market Yield	14.24% - 28.28% (20.44%)

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured Second Lien Term Loan	12,871	Market Approach (Guideline Comparable)/Income Approach (DCF)	EBITDA Multiple(1) Discount Rate	3.50x - 4.50x (4.47x) 15.40% - 15.40% (15.40%)
Unsecured Debt	1,466	Market Approach (Guideline Comparable)	EBITDA Multiple(1)	4.50x - 4.50x (4.50x)
Equity	3,501	Income Approach (DCF)	Market Yield	17.00%
Equity	62,965	Market Approach (Guideline Comparable)/Income Approach (DCF)/ Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Capitalization Rate Discount Rate Expected Proceeds	0.50x - 0.50x (0.50x) 2.50x - 8.00x (7.49x) 5.25% - 5.25% (5.25%) 9.30% - 18.30% (13.76%) $11.2M - $11.2M ($11.2M)
Total	$199,329

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

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks over specified time frames. The Earnout and AMI were initially recorded an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of March 31, 2020, the Company deemed the contingent consideration to be uncollectible, and, as such, placed a full reserve against its fair value. As of September 30, 2019, the fair value of the contingent consideration was $1.8 million.

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

As of March 31, 2020, the Company’s asset coverage was 181.9% after giving effect to leverage and therefore the Company’s asset coverage was below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders, including the payment of any dividend, and may not employ further leverage until the Company’s asset coverage is at least 200% after giving effect to such leverage.

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

The Company’s outstanding debt as of March 31, 2020 and September 30, 2019 was as follows (dollars in thousands):

	March 31, 2020				September 30, 2019
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value(1)	Fair Value
2021 Notes	$74,013	$74,013	$73,487	$54,769	$74,013	$74,013	$73,172	$72,473
2023 Notes	77,847	77,847	77,020	50,600	77,847	77,847	76,881	74,453
Israeli Notes	21,148	21,148	20,666	20,973	105,137	105,137	101,679	104,604
Total	$173,008	$173,008	$171,173	$126,342	$256,997	$256,997	$251,732	$251,530

(1)	Modified to conform to the current year presentation.

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

On August 12, 2019, the Company and its wholly owned subsidiaries, Medley Small Business Fund, LP (formerly known as Medley SBIC, LP) and Medley SLF, on the one hand, and the Trustee, on the other hand, entered into an amendment to the deed of trust (the “Deed”) governing the Israeli Notes (the “Amendment” together with the Deed, the “Deed of Trust”). The Amendment amends the Deed by, among other things: (a) modifying Section 2.2 of the Deed to provide for full repayment of the Israeli Notes in eight (8) equal installments, each comprising twelve and one-half percent (12.5%) of the principal amount of the Israeli Notes, beginning on August 12, 2019 (the “Effective Date”) and ending on January 31, 2021, rather than four (4) equal annual installments, each comprising twenty five percent (25%) of the principal amount of the Israeli Notes, that were payable on February 27 of each of the years 2021-2024 (inclusive); (b) changing the interest payment dates for the Israeli Notes from semi-annual to quarterly except for the initial interest payment, which was paid on the Effective Date, and the final interest payment, which will be paid on January 31, 2021; (c) decreasing the annual interest rate on the Israeli Notes by 0.25% per annum on the Effective Date and further decreasing the annual interest rate on the Israeli Notes by 0.50% per annum if  the Mergers close, which further decrease will be effective upon the closing of the Mergers; (d) decreasing the minimum Total Net Asset covenant in Section 6.1.1 of the Deed from $275 million to $215 million; (e) modifying the acceleration event in Section 10.1.25 of the Deed to provide that it will occur if the credit rating on the Israeli Notes drops below (i) il/B of Maalot before November 30, 2019, (ii) il/BB- of Maalot during the period between December 1, 2019 and April 1, 2020, and (iii) il/BBB- of Maalot on or after April 1, 2020; (f) waiving the make-whole and market value payment requirements of Section 9.1.7 of the Deed for all early redemption payments on the Israeli Notes within eighteen (18) months following the Effective Date; (g) requiring each of Medley Small Business Fund and Medley SLF to guarantee all of the Company’s obligations under the Deed (including the Amendment) and the Israeli Notes and to grant security interests on all of their assets (the “Collateral”) to secure such guaranties and providing for the termination of the Medley SLF guaranty and release of the security interests in Medley SLF’s assets upon the closing of the Mergers, subject to certain limitations; (h) that the Company use principal collections from the Collateral to make early redemption payments on the Israeli Notes, which payments will be applied in inverse order of the maturity of the required principal installment payments on the Israeli Notes; (i) providing for a waiver by the Trustee and the holders of the Israeli Notes of any right to accelerate the full balance of the amount due to the holders of the Israeli Notes based on any claims, allegations, actions, and/or rights that were raised, and/or resulting or deriving from certain claims or allegations as set forth in Section 19.1 of the Amendment; (j) providing for a waiver by the Trustee and the holders of the Israeli Notes of certain claims, demands, rights, and/or actions against and/or relating to the Company, its subsidiaries and/or affiliates and their respective employees (including their respective directors, officers, members of the Company’s board of directors, employees, stockholders, stakeholders and advisors); and (k) adding other definitions, representations and covenants to the Deed and making related conforming changes to the Deed. Pursuant to the Amendment, no prepayment penalties were due or payable in connection with the payment of principal made by the Company on the Effective Date.

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

As described above, the following is a summary of the Collateral to secure the guarantee of all of the Company’s obligations under the Deed (including the Amendment) and the Israeli Notes by Medley Small Business Fund and Medley SLF as of March 31, 2020.

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value

Medley SLF Funding I LLC

Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)	11/16/2022	$5,061,750	$5,061,750	$4,739,823
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)	11/16/2022	2,444,350	2,444,350	2,288,889
				7,506,100	7,506,100	7,028,712

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	8/18/2025	2,000,000	1,977,237	1,458,800
				2,000,000	1,977,237	1,458,800

US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	6/17/2021	5,760,537	5,760,537	5,760,537
				5,760,537	5,760,537	5,760,537

Subtotal Medley SLF Funding I LLC Investments				$15,266,637	$15,243,874	$14,248,049

Medley Small Business Fund, LP

Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	4/24/2020	7,290,179	7,222,523	5,212,478
				7,290,179	7,222,523	5,212,478

Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)	6/27/2023	3,237,294	3,237,294	2,829,394
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)	6/27/2023	9,380,033	9,380,033	8,198,149
				12,617,327	12,617,327	11,027,543

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	8/18/2022	8,589,450	8,589,450	7,965,856
				8,589,450	8,589,450	7,965,856

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt	7/31/2020	281,632	281,632	281,632
		Unsecured Debt	7/31/2021	304,735	304,735	304,735
				586,367	586,367	586,367

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)	9/1/2022	4,798,779	4,798,779	4,648,098
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)	9/1/2022	1,861,878	1,861,878	1,803,415
		Equity - 73,113.54 Common Units in CI (Summit) Investment Holdings LLC		—	736,905	371,051
				6,660,657	7,397,562	6,822,564

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)	7/31/2020	7,307,206	7,113,263	—
				7,307,206	7,113,263	—

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)	9/26/2024	3,565,889	3,565,889	3,476,029
				3,565,889	3,565,889	3,476,029

Subtotal Medley Small Business Fund, LP Investments				$46,617,075	$47,092,381	$35,090,837

Total Medley SLF Funding I LLC and Medley SLF Funding I LLC Investments				$61,883,712	$62,336,255	$49,338,886

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
On March 31, 2020, in addition to the scheduled 12.5% quarterly amortization payment, the Company used proceeds from its principal repayments in assets held by Medley SLF and Medley Small Business Fund to pre-pay an additional $19.8 million of the Israeli Notes. The pre-payment was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.9 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

On April 14, 2020, the Company repaid the remaining $21.1 million of Israeli Notes outstanding, and as such is no longer subject to any covenants relating thereto. The Israeli Notes were redeemed at 100% of their principal amount, plus the accrued interest thereon, through April 14, 2020.

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of March 31, 2020 and September 30, 2019, the Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4.
In accordance with ASU 2015-03, the debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As of March 31, 2020 and September 30, 2019, debt issuance costs related to the Notes were as follows (dollars in thousands):

	March 31, 2020				September 30, 2019
	2021 Notes	2023 Notes	Israeli Notes	Total	2021 Notes	2023 Notes	Israeli Notes	Total
Total Debt Issuance Costs	$3,226	$3,102	$6,287	$12,615	$3,226	$3,102	$6,287	$12,615
Amortized Debt Issuance Costs	2,700	2,267	5,805	10,772	2,385	2,127	2,829	7,341
Unamortized Debt Issuance Costs	$526	$835	$482	$1,843	$841	$975	$3,458	$5,274

For the three and six months ended March 31, 2020 and 2019, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2020	2019	2020	2019
2021 Notes interest	1,203	1,203	2,405	2,405
2023 Notes interest	1,192	1,192	2,384	2,570
2023 Notes premium	(1)	(1)	(1)	(1)
Israeli Notes interest	929	1,644	2,428	3,166
Amortization of debt issuance costs	1,109	561	2,360	1,139
Total	$4,432	$4,599	$9,576	$9,279
Weighted average stated interest rate	6.4%	6.0%	6.4%	5.9%
Weighted average outstanding balance	$207,475	$272,016	$224,716	$278,539

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

As of March 31, 2020 and September 30, 2019, Medley Small Business Fund did not have any SBA Debentures outstanding.

For the three and six months ended March 31, 2020 and 2019, the components of interest, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2020	2019	2020	2019
SBA Debentures interest	$—	$1,194	$—	$2,415
Amortization of debt issuance costs	—	106	—	214
Total	$—	$1,300	$—	$2,629
Weighted average stated interest rate	—%	3.6%	—%	3.6%
Weighted average outstanding balance	$—	$135,000	$—	$135,000

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

On January 15, 2020, the Company’s board of directors, including all of the independent directors, approved the renewal of the Investment Management Agreement through the later of April 1, 2020 or so long as the Amended MCC Merger Agreement is in effect, but no longer than a year; provided that, if the Amended MCC Merger Agreement is terminated by Sierra, then the termination of the Investment Management Agreement would be effective on the 30th day following receipt of Sierra’s notice of termination to the Company. The Amended MCC Merger Agreement was terminated by Sierra on May 1, 2020. See Note 14. Subsequent Events for more information.

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

For the three and six months ended March 31, 2020, the Company incurred base management fees to MCC Advisors of $1.6 million and $3.6 million, respectively. For the three and six months ended March 31, 2019, the Company incurred base management fees to MCC Advisors of $3.1 million and $6.3 million, respectively. The Company did not waive management fees under the Fee Waiver Agreement during the three and six months ended March 31, 2020 and 2019.

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

For the three and six months ended March 31, 2020 and 2019, the Company did not incur any incentive fees on net investment income because pre-incentive fee net investment income did not exceed the hurdle amount under the formula set forth in the Investment Management Agreement.

As of March 31, 2020 and September 30, 2019, $1.6 million and $2.2 million, respectively, were included in “management and incentive fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to the administration agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three and six months ended March 31, 2020, we incurred $0.4 million and $0.7 million in administrator expenses, respectively. For the three and six months ended March 31, 2019, we incurred $0.7 million and $1.7 million in administrator expenses, respectively.

As of March 31, 2020 and September 30, 2019, $0.6 million and $0.9 million, respectively, were included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

Note 8. Commitments

Guarantees

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of March 31, 2020 and September 30, 2019, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

Unfunded commitments

As of March 31, 2020 and September 30, 2019, we had commitments under loan and financing agreements to fund up to $4.6 million to seven portfolio companies and $8.9 million to seven portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2020 and September 30, 2019 is shown in the table below (dollars in thousands):

	March 31, 2020	September 30, 2019
1888 Industrial Services, LLC - Revolver(1)	$1,078	$—
Alpine SG, LLC - Revolver	1,000	1,000
Kemmerer Operations, LLC - Delayed Draw Term Loan	908	908
NVTN LLC - Super Priority DDTL	500	—
Redwood Services Group, LLC - Revolver	350	875
NVTN LLC - DDTL	220	—
1888 Industrial Services, LLC - Term Loan E	219	—
DataOnline Corp. - Revolver	179	1,890
Access Media Holdings, LLC - Series AAA Preferred Equity	101	101
Dynamic Energy Services International LLC - Revolver	—	3,255
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	—	893
Total	$4,555	$8,922

(1)	The revolving credit facility was fully drawn as of September 30, 2019.

Note 9. Fee Income

Fee income consists of origination/closing fees, amendment fees, prepayment penalty and other miscellaneous fees which are non-recurring in nature, as well as administrative agent fees, which are recurring in nature. The following table summarize the Company's fee income for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2020	2019	2020	2019
Prepayment fee	$—	$74	$139	$146
Administrative agent fee	63	85	119	161
Origination fee	—	71	87	270
Other fees	56	—	56	—
Amendment fee	13	88	15	202
Fee income	$132	$318	$416	$779

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

On January 26, 2018, the board of directors established the special committee of the Board, comprised solely of directors who are not “interested persons” of the Company as such term is defined in Section 2(a)(19) of the 1940 Act (the “Special Committee”), for the purpose of assessing the merits of various proposed strategic transactions. As compensation for serving on the Special Committee, each independent director received a one-time retainer of $25,000 plus reimbursement of out-of-pocket expenses, consistent with the Company’s policies for reimbursement of members of the board of directors. In addition, the chairman of the Special Committee receives a monthly fee of $15,000 and other members receive a monthly fee of $10,000.

Pursuant to the Settlement Term Sheet, on April 15, 2019, the board of directors appointed David A. Lorber and Lowell W. Robinson to the Board to fill the vacancies on the Board created by the resignations of Mark Lerdal and John E. Mack, respectively. In addition, the board of directors added: (i) Messrs. Lorber and Robinson to the Special Committee, with Mr. Lorber serving as Chair of the Special Committee; (ii) Mr. Lorber to the Nominating and Corporate Governance Committee and the Compensation Committee; and Mr. Robinson to the Audit Committee. In addition to the compensation described above, each of Mr. Lorber and Mr. Robinson received the one-time retainer of $25,000 plus reimbursement of out-of-pocket expenses, consistent with the Company's policies for reimbursement of members of the board of directors.

No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940 Act). For the three and six months ended March 31, 2020, we accrued $0.3 million and $0.6 million for directors’ fees expense, respectively. For the three and six months ended March 31, 2019, we accrued $0.4 million and $0.7 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of March 31, 2020.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three and six months ended March 31, 2020 and 2019 (dollars in thousands, except share and per share amounts):

	For the three months ended March 31		For the six months ended March 31
	2020	2019	2020	2019
Basic and diluted:
Net increase/(decrease) in net assets from operations	$(78,860)	$(24,609)	$(74,690)	$(34,687)
Weighted average common shares outstanding	54,474,211	54,474,211	54,474,211	54,474,211
Earnings per common share-basic and diluted	$(1.45)	$(0.45)	$(1.37)	$(0.64)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended March 31, 2020 and 2019:

	For the six months ended March 31
	2020	2019
Per share data(1):
Net asset value per share at beginning of period	$3.97	$5.90

Net investment income/(loss)(2)	(0.02)	(0.16)
Net realized gains/(losses) on investments	(0.03)	(1.24)
Net unrealized appreciation/(depreciation) on investments	(1.28)	0.76
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	(0.01)	—
Loss on extinguishment of debt	(0.03)	—
Net increase/(decrease) in net assets	(1.37)	(0.64)

Distributions from net investment income	—	(0.15)
Net asset value per share at end of period	$2.60	$5.11

Net assets at end of period	$141,742,268	$278,320,976
Shares outstanding at end of period	54,474,211	54,474,211

Per share market value at end of period	$0.58	$3.11
Total return based on market value(3)	(77.61)%	(15.83)%
Total return based on net asset value(4)	(34.46)%	(9.30)%
Portfolio turnover rate(5)	7.96%	16.50%

The following is a schedule of ratios and supplemental data for the six months ended March 31, 2020 and 2019:

	For the six months ended March 31
	2020	2019
Ratios:
Ratio of net investment/(loss) income to average net assets after waivers, discounts and reimbursements(5)(6)	(1.11)%	(5.65)%
Ratio of total expenses to average net assets after waivers, discounts and reimbursements(5)(6)	13.48%	22.77%
Ratio of incentive fees to average net assets after waivers(6)	—%	—%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(5)(6)(11)	13.48%	22.77%
Percentage of non-recurring fee income(7)	2.32%	2.31%
Average debt outstanding(8)	$224,716,077	$413,538,818
Average debt outstanding per common share	$4.13	$7.59
Asset coverage ratio per unit(9)	1,819	2,023
Total Debt Outstanding(12)
2021 Notes	$73,487,214	$72,856,481
2023 Notes	$77,019,735	$76,732,361
Israeli Notes	$20,665,773	$115,556,942
SBA Debentures	$—	$133,118,654

Average market value per unit:
SBA debentures(10)	N/A	N/A
2021 Notes	$23.42	$25.07
2023 Notes	$21.79	$24.68
Israeli Notes	$231.99	$245.62

(1)	Table may not foot due to rounding.

(2)
Net investment income/(loss) excluding management and incentive fee waivers, discounts and reimbursements based on total weighted average common stock outstanding equals $(0.12) and $0.03 per share for the six months ended March 31, 2020 and 2019, respectively.

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

(6)
For the six months ended March 31, 2020, excluding management and incentive fee waivers, discounts and reimbursements, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is (6.50)%, 18.88%, 0.00%, and 18.88%, respectively. For the six months ended March 31, 2019, excluding management and incentive fee waivers, discounts and reimbursements, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is (5.65)%, 22.77%, 0.00%, and 22.77%, respectively.

(7)	Represents the impact of the non-recurring fees as a percentage of total investment income.

(8)	Based on daily weighted average carrying value of debt outstanding during the period.

(9)
Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of March 31, 2020, the Company’s asset coverage was 181.9% after giving effect to leverage and therefore the Company’s asset coverage was below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders, including the payment of any dividend, and may not employ further leverage until the Company’s asset coverage is at least 200% after giving effect to such leverage.

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

The Company did not make any distributions during the six months ended March 31, 2020.

The following table summarizes the Company’s distributions during the six months ended March 31, 2019.

Date Declared	Record Date	Payment Date	Amount Per Share
During the six months ended March 31, 2019
11/16/2018	12/5/2018	12/20/2018	$0.10
2/10/19	2/22/19	3/12/19	0.05
			$0.15

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the six months ended March 31, 2020.

On May 1, 2020, the Company received a notice of termination from Sierra of the Amended MCC Merger Agreement. Under the Amended MCC Merger Agreement, either party may, subject to certain conditions, terminate the Amended MCC Merger Agreement if the MCC Merger is not consummated by March 31, 2020. Sierra elected to do so on May 1, 2020. Representatives of Sierra informed the Company that in determining to terminate the Amended MCC Merger Agreement, Sierra considered a number of factors, including, among other factors, changes in the relative valuation of the Company and Sierra, the changed circumstances and the unpredictable economic conditions resulting from the global health crisis caused by the coronavirus (COVID-19) pandemic, and the uncertainty regarding the parties’ ability to satisfy the conditions to closing the MCC Merger in a timely manner.

In addition, on May 1, 2020, MDLY received a notice of termination from Sierra of the Amended MDLY Merger Agreement. Under the Amended MDLY Merger Agreement, either party may, subject to certain conditions, terminate the Amended MDLY Merger Agreement if the MDLY Merger is not consummated by March 31, 2020. Sierra elected to do so on May 1, 2020. Representatives of Sierra informed MDLY that in determining to terminate the Amended MDLY Merger Agreement, Sierra considered a number of factors, including, among other factors, changes in the relative valuation of MDLY and Sierra, the changed circumstances and the unpredictable economic conditions resulting from the global health crisis caused by the coronavirus (COVID-19) pandemic, and the uncertainty regarding the parties’ ability to satisfy the conditions to closing the MDLY Merger in a timely manner.

As a result of the foregoing, in connection with the Delaware Action, no Settlement Fund will be established or paid to the stockholders of the Company and no Contingent Fee Award will be paid to plaintiff’s counsel. The other terms of the Settlement, including the releases provided for in the Delaware Order and Final Judgment, remain in effect.

As previously disclosed, on January 15, 2020, the Company’s board of directors, including all of the independent directors, approved the renewal of the Investment Management Agreement through the later of April 1, 2020 or so long as the Amended MCC Merger Agreement is in effect, but no longer than a year; provided that, if the Amended MCC Merger Agreement is terminated by Sierra, then the termination of the Investment Management Agreement would be effective on the 30th day following receipt of Sierra’s notice of termination to the Company. As result of the termination of the Amended MCC Merger Agreement, unless further action is taken by the board of directors, including by a majority of the independent directors, the Investment Management Agreement will be terminated effective as of May 31, 2020.

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

•	the relative and absolute investment performance and operations of MCC Advisors;

•	the impact of increased competition;

•	the impact of future acquisitions and divestitures;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or MCC Advisors;

•	our contractual arrangements and relationships with third parties;

•	any future financings by us;

•	the ability of MCC Advisors to attract and retain highly talented professionals;

•	fluctuations in foreign currency exchange rates;

•	the impact of changes to tax legislation and, generally, our tax position;

•	the unfavorable resolution of legal proceedings;

•
uncertainties associated with the impact from the COVID-19 pandemic: including its impact on the global and U.S. capital markets and the global and U.S. economy; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the operational and financial performance of our portfolio companies, including our and their ability to achieve their respective objectives; and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business;

•
the impact of the termination of the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement on our business, financial results, ability to pay dividends and distributions, if any, to our stockholders, and stock price; and

•
risks and uncertainties relating to the possibility that the Company may explore strategic alternatives, including, but are not limited to: the timing, benefits and outcome of any exploration of strategic alternatives by the Company; potential disruptions in the Company’s business and stock price as a result of our exploration of any strategic alternatives; the ability to realize anticipated efficiencies, or strategic or financial benefits; potential transaction costs and risks; and the risk that any exploration of strategic alternatives may have an adverse effect on our existing business arrangements or relationships, including our ability to retain or hire key personnel. There is no assurance that any exploration of strategic alternatives will result in a transaction or other strategic change or outcome.

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

COVID-19 Developments

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic, and, on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, imposed restricting travel, and temporarily closing many corporate offices, retail stores, restaurants, fitness clubs and manufacturing facilities and factories in affected jurisdictions. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

We have evaluated subsequent events from March 31, 2020 through May 11, 2020.  However, as the discussion in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period end March 31, 2020, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic.  In that regard, for example, as of March 31, 2020, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed our March 31, 2020 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The potential impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Agreements and Plan of Mergers

The description of the Mergers (as defined below) and the Settlement (as defined below) set forth below are as of March 31, 2020. Subsequent to such date, the Amended MCC Merger Agreement (as defined below) and the Amended MDLY Merger Agreement (as defined below) were terminated. See "Recent Developments" for more information.

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

On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger. In the MCC Merger, each share of the Company’s common stock (other than shares of the Company’s common stock held by the Company, Sierra or their respective wholly owned subsidiaries) will be exchanged for the right to receive (i) 0.68 shares of Sierra’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Delaware Action, as described below (such fees and expenses, the “Plaintiff Attorney Fees”), are less than or equal to $10,000,000; (ii) 0.66 shares of Sierra’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of Sierra’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of Sierra’s common stock in the event that the Plaintiff Attorney Fees are not fully and finally determined prior to the closing of the MCC Merger (such ratio, the “MCC Merger Exchange Ratio”). Based upon the Plaintiff Attorney Fees approved by the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) as set forth in the Order and Final Judgment entered into on December 20, 2019, as described below (the “Delaware Order and Final Judgment”), the MCC Merger Exchange Ratio will be 0.66 shares of Sierra’s common stock. The Company and Sierra are appealing the Delaware Order and Final Judgment with respect to the Delaware Court of Chancery’s ruling on the Plaintiff Attorney Fees.

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

On December 20, 2019, the Delaware Court of Chancery entered into the Delaware Order and Final Judgment approving the settlement of the Delaware Action (the “Settlement”). Pursuant to the Settlement, the Company agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of Sierra’s common stock, with the number of shares of Sierra’s common stock to be calculated using the pro forma net asset value of $6.37 per share as of June 30, 2019, which will be distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, the Company entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the revised MCC Merger at a meeting of stockholders to approve the revised MCC Merger Agreement. The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.

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

Portfolio and Investment Activity

As of March 31, 2020 and September 30, 2019, our portfolio had a fair market value of approximately $255.9 million and $396.9 million, respectively. The following table summarizes our portfolio and investment activity during the three and six months ended March 31, 2020 and 2019 (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2020	2019	2020	2019
Investments made in new portfolio companies	$—	$—	$5,000	$648
Investments made in existing portfolio companies	6,572	13,268	8,237	51,741
Aggregate amount in exits and repayments	(20,363)	(30,968)	(85,363)	(74,765)
Net investment activity	$(13,791)	$(17,700)	$(72,126)	$(22,376)

Portfolio Companies, at beginning of period	46	62	51	67
Number of new portfolio companies	—	—	1	2
Number of exited portfolio companies	(2)	(2)	(8)	(9)
Portfolio companies, at end of period	44	60	44	60

Number of investments in existing portfolio companies	11	13	16	19

The following table summarizes the amortized cost and the fair value of our average portfolio company, including the equity investment in the MCC Senior Loan Strategy JV I LLC (“MCC JV”), and largest portfolio company, excluding the equity investment in the MCC JV, as of March 31, 2020 and September 30, 2019 (dollars in thousands):

	March 31, 2020		September 30, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$9,011	$5,816	$9,170	$7,782
Largest portfolio company	39,990	43,053	38,395	41,855

The following table summarizes the amortized cost and the fair value of investments as of March 31, 2020 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$188,920	47.7%	$106,008	41.4%
Senior Secured Second Lien Term Loans	40,172	10.1	25,389	9.9
Unsecured Debt	2,103	0.5	1,466	0.6
MCC Senior Loan Strategy JV I LLC	78,575	19.8	41,927	16.4
Equity/Warrants	86,717	21.9	81,106	31.7
Total	$396,487	100.0%	$255,896	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2019 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$243,342	52.0%	$192,770	48.6%
Senior Secured Second Lien Term Loans	39,089	8.4	36,508	9.2
Unsecured Debt	2,653	0.6	2,653	0.7
MCC Senior Loan Strategy JV I LLC	78,575	16.8	69,949	17.6
Equity/Warrants	103,989	22.2	95,009	23.9
Total	$467,648	100.0%	$396,889	100.0%

As of March 31, 2020, our income-bearing investment portfolio, which represented 64.7% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 8.7%, and 82.7% of our income-bearing investment portfolio bore interest based on floating rates, such as the London Interbank Offering Rate (“LIBOR”), while 17.3% of our income-bearing investment portfolio bore interest at fixed rates. As of March 31, 2020, the weighted average yield based upon cost of our total portfolio was approximately 2.9%. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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
Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2020 and September 30, 2019 (dollars in thousands):

	March 31, 2020		September 30, 2019
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$65,248	25.5%	$105,231	26.5%
2	107,692	42.1	146,053	36.8
3	56,898	22.2	123,253	31.1
4	4,530	1.8	4,915	1.2
5	21,528	8.4	17,437	4.4
Total	$255,896	100.0%	$396,889	100.0%

Results of Operations

Operating results for the three months ended March 31, 2020 and 2019 are as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2020	2019	2020	2019
Total investment income/(loss)	$5,301	$12,587	$12,792	$26,789
Total expenses, net	9,517	23,182	13,935	35,625
Net investment income before excise taxes	(4,216)	(10,595)	(1,143)	(8,836)
Excise tax expense	—	—	—	—
Net investment income	(4,216)	(10,595)	(1,143)	(8,836)
Net realized gains/(losses) from investments	(100)	(10,615)	(1,844)	(67,338)
Net unrealized appreciation/(depreciation) on investments	(73,563)	(3,399)	(69,833)	41,610
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	(86)	—	(86)	—
Loss on extinguishment of debt	(895)	—	(1,784)	(123)
Net increase/(decrease) in net assets resulting from operations	$(78,860)	$(24,609)	$(74,690)	$(34,687)

Investment Income

For the three months ended March 31, 2020, investment income totaled $5.3 million, of which $5.2 million was attributable to portfolio interest and dividend income, and $0.1 million to fee income. For the six months ended March 31, 2020, investment income totaled $12.8 million, of which $12.4 million was attributable to portfolio interest and dividend income, and $0.4 million to fee income.

For the three months ended March 31, 2019, investment income totaled $12.6 million, of which $12.3 million was attributable to portfolio interest and dividend income, and $0.3 million to fee income. For the six months ended March 31, 2019, investment income totaled $26.8 million, of which $26.0 million was attributable to portfolio interest and dividend income, and $0.8 million to fee income.

Operating Expenses

Operating expenses for the three and six months ended March 31, 2020 and 2019 are as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2020	2019	2020	2019
Base management fees	$1,641	$3,084	$3,650	$6,270
Incentive fees	—	—	—	—
Interest and financing expenses	4,432	5,899	9,576	11,908
General and administrative	2,083	2,881	2,600	3,485
Administrator expenses	576	668	1,128	1,700
Insurance	357	117	655	236
Directors fees	297	376	612	669
Professional fees, net	131	10,157	(4,286)	11,357
Expenses before management and incentive fee waivers	9,517	23,182	13,935	35,625
Management fee waiver	—	—	—	—
Incentive fee waiver	—	—	—	—
Expenses, net of management and incentive fee waivers	$9,517	$23,182	$13,935	$35,625

For the three months ended March 31, 2020, total operating expenses before management and incentive fee waivers decreased by $13.7 million, or 58.9%, compared to the three months ended March 31, 2019. For the six months ended March 31, 2020, total operating expenses before management and incentive fee waivers decreased by $21.7 million, or 60.9%, compared to the six months ended March 31, 2019.

Interest and Financing Expenses

Interest and financing expenses for the three months ended March 31, 2020 decreased by $1.5 million, or 24.9%, compared to the three months ended March 31, 2019. The decrease in interest and financing expenses was primarily due to the repayment of $64.2 million Series A Israeli Notes offered in Israel (the “Israeli Notes”) between August 12, 2019 and December 31, 2019 and the voluntary repayment of $135.0 million SBA-guaranteed debentures (the “SBA Debentures”), which the Company repaid between March 28, 2019 and May 10, 2019.

Interest and financing expenses for the six months ended March 31, 2020 decreased by $2.3 million, or 19.6%, compared to the six months ended March 31, 2019. The decrease in interest and financing expenses was primarily due to the redemption of $12.0 million of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes”), the repayment of $64.2 million of the Israeli Notes between August 12, 2019 and December 31, 2019 and the voluntary repayment of $135.0 million of the SBA Debentures, which the Company repaid between March 28, 2019 and May 10, 2019.

Base Management Fees and Incentive Fees

Base management fees for the three months ended March 31, 2020 decreased by $1.4 million, or 46.8%, compared to the three months ended March 31, 2019 due to the decline in our gross assets during the period.

Base management fees for the six months ended March 31, 2020 decreased by $2.6 million, or 41.8%, compared to the six months ended March 31, 2019 due to the decline in our gross assets during the period.

Professional Fees and Other General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended March 31, 2020 decreased by $10.8 million, or 75.7%, compared to the three months ended March 31, 2019 primarily due to insurance proceeds received related to legal expenses relating to the Delaware Action, as well as a decrease in legal expenses, administrative expenses, directors fees and valuation expenses, partially offset by an increase in insurance expenses.

Professional fees and general and administrative expenses for the six months ended March 31, 2020 decreased by $16.7 million, or 95.9%, compared to the six months ended March 31, 2019 primarily due to insurance proceeds received related to legal expenses relating to the Delaware Action and the Therapeutic Fee Award of approximately $3.5 million as well as a decrease in legal expenses, administrative expenses, directors fees and valuation expenses, partially offset by an increase in insurance expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended March 31, 2020, we recognized $0.1 million of realized losses on our portfolio investments. The realized losses were primarily due to the sale of one investment. During the six months ended March 31, 2020, we recognized $1.8 million of realized losses on our portfolio investments. The realized losses were primarily due to the sale of one investment.

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

During the three months ended March 31, 2020, the Company recognized a net loss on extinguishment of debt of $0.9 million, which was due to the company’s $34.1 million repayment of the Israeli Notes on March 31, 2020.

During the six months ended March 31, 2020, the Company recognized a net loss on extinguishment of debt of $1.8 million, which was due to the company’s $34.1 million repayment of the Israeli Notes on March 31, 2020.

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

For the three months ended March 31, 2020, we had $73.6 million of net unrealized depreciation on investments.

For the six months ended March 31, 2020, we had $69.8 million of net unrealized depreciation on investments. The net unrealized depreciation comprised of $71.9 million of net unrealized depreciation on investments offset by $2.1 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized or written-off during the year.

For the three months ended March 31, 2019, the Company had $3.4 million of net unrealized depreciation on investments. The net unrealized depreciation comprised of $12.3 million of net unrealized depreciation on investments offset by $8.9 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized or written-off during the year.

For the six months ended March 31, 2019, the Company had $41.6 million of net unrealized appreciation on investments. The net unrealized appreciation comprised of $19.6 million of net unrealized depreciation on investments offset by $61.2 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized or written-off during the year.

Provision for Deferred Taxes on Unrealized Depreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and six months ended March 31, 2020 and 2019, the Company recorded a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments of $85,664, respectively.

Changes in Net Assets from Operations

For the three months ended March 31, 2020, we recorded a net decrease in net assets resulting from operations of $78.9 million compared to a net decrease in net assets resulting from operations of $24.6 million for the three months ended March 31, 2019 as a result of the factors discussed above. Based on 54,474,211 weighted average common shares outstanding for the three months ended March 31, 2020 and 2019, our per share net decrease in net assets resulting from operations was $1.45 for the three months ended March 31, 2020 and a decrease of $0.45 for the three months ended March 31, 2019.

For the six months ended March 31, 2020, we recorded a net decrease in net assets resulting from operations of $74.7 million compared to a net decrease in net assets resulting from operations of $34.7 million for the six months ended March 31, 2019 as a result of the factors discussed above. Based on 54,474,211 weighted average common shares outstanding for the six months ended March 31, 2020 and 2019, our per share net decrease in net assets resulting from operations was $1.37 for the six months ended March 31, 2020 and a decrease of $0.64 for the six months ended March 31, 2019.

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

As of March 31, 2020, we had $61.1 million in cash and cash equivalents.

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

Unsecured Notes

2021 Notes

On December 17, 2015, the Company issued $70.8 million in aggregate principal amount of 6.50% unsecured notes that mature on January 30, 2021 (the "2021 Notes" and together with the 2023 Notes, the "U.S. Notes"). On January 14, 2016, the Company closed an additional $3.25 million in aggregate principal amount of the 2021 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes. The 2021 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after January 30, 2019. The 2021 Notes bear interest at a rate of 6.50% per year, payable quarterly on January 30, April 30, July 30 and October 30 of each year, beginning January 30, 2016. The 2021 Notes are listed on the NYSE and trade thereon under the trading symbol ‘‘MCX’’.

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

On August 12, 2019, the Company and its wholly owned subsidiaries, Medley Small Business Fund, LP (formerly known as Medley SBIC, LP) and Medley SLF, on the one hand, and the Trustee, on the other hand, entered into an amendment to the deed of trust (the “Deed”) governing the Israeli Notes (the “Amendment” together with the Deed, the "Deed of Trust"). The Amendment amends the Deed by, among other things: (a) modifying Section 2.2 of the Deed to provide for full repayment of the Israeli Notes in eight (8) equal installments, each comprising twelve and one-half percent (12.5%) of the principal amount of the Israeli Notes, beginning on August 12, 2019 (the “Effective Date”) and ending on January 31, 2021, rather than four (4) equal annual installments, each comprising twenty five percent (25%) of the principal amount of the Israeli Notes, that were payable on February 27 of each of the years 2021-2024 (inclusive); (b) changing the interest payment dates for the Israeli Notes from semi-annual to quarterly except for the initial interest payment, which was paid on the Effective Date, and the final interest payment, which will be paid on January 31, 2021; (c) decreasing the annual interest rate on the Israeli Notes by 0.25% per annum on the Effective Date and further decreasing the annual interest rate on the Israeli Notes by 0.50% per annum if  the Mergers close, which further decrease will be effective upon the closing of the Mergers; (d) decreasing the minimum Total Net Asset covenant in Section 6.1.1 of the Deed from $275 million to $215 million; (e) modifying the acceleration event in Section 10.1.25 of the Deed to provide that it will occur if the credit rating on the Israeli Notes drops below (i) il/B of Maalot before November 30, 2019, (ii) il/BB- of Maalot during the period between December 1, 2019 and April 1, 2020, and (iii) il/BBB- of Maalot on or after April 1, 2020; (f) waiving the make-whole and market value payment requirements of Section 9.1.7 of the Deed for all early redemption payments on the Israeli Notes within eighteen (18) months following the Effective Date; (g) requiring each of Medley Small Business Fund and Medley SLF to guarantee all of the Company’s obligations under the Deed (including the Amendment) and the Israeli Notes and to grant security interests on all of their assets (the “Collateral”) to secure such guaranties and providing for the termination of the Medley SLF guaranty and release of the security interests in Medley SLF’s assets upon the closing of the Mergers, subject to certain limitations; (h) that the Company use principal collections from the Collateral to make early redemption payments on the Israeli Notes, which payments will be applied in inverse order of the maturity of the required principal installment payments on the Israeli Notes; (i) providing for a waiver by the

Trustee and the holders of the Israeli Notes of any right to accelerate the full balance of the amount due to the holders of the Israeli Notes based on any claims, allegations, actions, and/or rights that were raised, and/or resulting or deriving from certain claims or allegations as set forth in Section 19.1 of the Amendment; (j) providing for a waiver by the Trustee and the holders of the Israeli Notes of certain claims, demands, rights, and/or actions against and/or relating to the Company, its subsidiaries and/or affiliates and their respective employees (including their respective directors, officers, members of the Company’s board of directors, employees, stockholders, stakeholders and advisors); and (k) adding other definitions, representations and covenants to the Deed and making related conforming changes to the Deed. Pursuant to the Amendment, no prepayment penalties were due or payable in connection with the payment of principal made by the Company on the Effective Date.

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
On March 31, 2020, in addition to the scheduled 12.5% quarterly amortization payment, the Company used proceeds from its principal repayments in assets held by Medley SLF and Medley Small Business Fund to pre-pay an additional $19.8 million of the Israeli Notes. The pre-payment was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.9 million and was recorded on the Consolidated Statements of Operations as a net loss on extinguishment of debt.

On April 14, 2020, the Company repaid the remaining $21.1 million of Israeli Notes outstanding, and as such is no longer subject to any covenants relating thereto. The Israeli Notes were redeemed at 100% of their principal amount, plus the accrued interest thereon, through April 14, 2020.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Company has a guarantee to issue up to $7.0 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of March 31, 2020 and September 30, 2019, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

As of March 31, 2020 and September 30, 2019, we had commitments under loan and financing agreements to fund up to $4.6 million to seven portfolio companies and $8.9 million to seven portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2020 and September 30, 2019 is shown in the table below (dollars in thousands):

	March 31, 2020	September 30, 2019
1888 Industrial Services, LLC - Revolver(1)	$1,078	$—
Alpine SG, LLC - Revolver	1,000	1,000
Kemmerer Operations, LLC - Delayed Draw Term Loan	908	908
NVTN LLC - Super Priority DDTL	500	—
Redwood Services Group, LLC - Revolver	350	875
NVTN LLC - DDTL	220	—
1888 Industrial Services, LLC - Term Loan E	219	—
DataOnline Corp. - Revolver	179	1,890
Access Media Holdings, LLC - Series AAA Preferred Equity	101	101
Dynamic Energy Services International LLC - Revolver	—	3,255
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	—	893
Total	$4,555	$8,922

(1)	The revolving credit facility was fully drawn as of September 30, 2019.

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at March 31, 2020 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
2021 Notes	$74,013	$74,013	$—	$—	$—
2023 Notes	77,847	—	77,847	—	—
Israeli Notes	21,148	21,148	—	—	—
Total contractual obligations	$173,008	$95,161	$77,847	$—	$—

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

On March 27, 2015, the Company and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (“MCC JV”). The Company and GALIC have committed to provide $100 million of equity to MCC JV, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $89.8 million was funded as of March 31, 2020 relating to these commitments, of which $78.6 million was from the Company. As of March 31, 2020, MCC JV’s board of managers had approved advances of capital of up to $0.3 million of the remaining capital commitments, of which $0.2 million is from the Company.

MCC JV commenced operations on July 15, 2015. On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with commitments of $100 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. The JV Facility bears interest at a rate of LIBOR (with no minimum + 2.75% per annum. On March 29, 2019, the JV Facility reinvestment period was extended to June 28, 2019 from March 30, 2019. On June 28, 2019, the JV Facility reinvestment period was extended to October 28, 2019.  On October 28, 2019, the JV Facility reinvestment period was further extended from October 28, 2019 to March 31, 2020, the maturity date was extended to March 31, 2023 and the interest rate was modified from bearing an interest rate of LIBOR (with no minimum) + 2.50% per annum to LIBOR (with no minimum) + 2.75% per annum. As of March 31, 2020, MCC JV has drawn approximately $179.3 million on the JV Facility.

As of March 31, 2020, MCC JV had total investments at fair value of $208.2 million. As of March 31, 2020, MCC JV’s portfolio was comprised of senior secured first lien term loans to 60 different borrowers. As of March 31, 2020, certain investments in one portfolio company were on non-accrual status.

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

There were no dividend distributions during the six months ended March 31, 2020:

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

The description of the Mergers and the Settlement set forth below are as of March 31, 2020. Subsequent to such date, the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement were terminated. See “Recent Developments” for more information.

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

On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger. In the MCC Merger, each share of the Company’s common stock (other than shares of the Company’s common stock held by the Company, Sierra or their respective wholly owned subsidiaries) will be exchanged for the right to receive (i) 0.68 shares of Sierra’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Delaware Action, as described below (such fees and expenses, the “Plaintiff Attorney Fees”), are less than or equal to $10,000,000; (ii) 0.66 shares of Sierra’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of Sierra’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of Sierra’s common stock in the event that the Plaintiff Attorney Fees are not fully and finally determined prior to the closing of the MCC Merger (such ratio, the “MCC Merger Exchange Ratio”). Based upon the Plaintiff Attorney Fees approved by the Delaware Court of Chancery as set forth in the Delaware Order and Final Judgment, as described below, the MCC Merger Exchange Ratio will be 0.66 shares of Sierra’s common stock. The Company and Sierra are appealing the Delaware Order and Final Judgment with respect to the Delaware Court of Chancery’s ruling on the Plaintiff Attorney Fees.

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

On January 15, 2020, the Company’s board of directors, including all of the independent directors, approved the renewal of the Investment Management Agreement through the later of April 1, 2020 or so long as the Amended MCC Merger Agreement is in effect, but no longer than a year; provided that, if the Amended MCC Merger Agreement is terminated by Sierra, then the termination of the Investment Management Agreement would be effective on the 30th day following receipt of Sierra’s notice of termination to the Company. The Amended MCC Merger Agreement was terminated by Sierra on May 1, 2020. See “Recent Developments” for more information.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At March 31, 2020, certain investments in ten portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $28.2 million, or 11.0% of the fair value of our portfolio. At March 31, 2020, certain investments in two portfolio companies held by the Company were on partial non-accrual status with a combined fair value of approximately $13.3 million, or 5.2% of the fair value of our portfolio. At September 30, 2019, certain investments in seven portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $22.3 million, or 5.6% of the fair value of our portfolio.

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

Recent Developments

On May 1, 2020, the Company received a notice of termination from Sierra of the Amended MCC Merger Agreement. Under the Amended MCC Merger Agreement, either party may, subject to certain conditions, terminate the Amended MCC Merger Agreement if the MCC Merger is not consummated by March 31, 2020. Sierra elected to do so on May 1, 2020. Representatives of Sierra informed the Company that in determining to terminate the Amended MCC Merger Agreement, Sierra considered a number of factors, including, among other factors, changes in the relative valuation of the Company and Sierra, the changed circumstances and the unpredictable economic conditions resulting from the global health crisis caused by the coronavirus (COVID-19) pandemic, and the uncertainty regarding the parties’ ability to satisfy the conditions to closing the MCC Merger in a timely manner.

In addition, on May 1, 2020, MDLY received a notice of termination from Sierra of the Amended MDLY Merger Agreement. Under the Amended MDLY Merger Agreement, either party may, subject to certain conditions, terminate the Amended MDLY Merger Agreement if the MDLY Merger is not consummated by March 31, 2020. Sierra elected to do so on May 1, 2020. Representatives of Sierra informed MDLY that in determining to terminate the Amended MDLY Merger Agreement, Sierra considered a number of factors, including, among other factors, changes in the relative valuation of MDLY and Sierra, the changed circumstances and the unpredictable economic conditions resulting from the global health crisis caused by the coronavirus (COVID-19) pandemic, and the uncertainty regarding the parties’ ability to satisfy the conditions to closing the MDLY Merger in a timely manner.

As a result of the foregoing, in connection with the Delaware Action, no Settlement Fund will be established or paid to the stockholders of the Company and no Contingent Fee Award will be paid to plaintiff’s counsel. The other terms of the Settlement, including the releases provided for in the Delaware Order and Final Judgment, remain in effect.

As previously disclosed, on January 15, 2020, the Company’s board of directors, including all of the independent directors, approved the renewal of the Investment Management Agreement through the later of April 1, 2020 or so long as the Amended MCC Merger Agreement is in effect, but no longer than a year; provided that, if the Amended MCC Merger Agreement is terminated by Sierra, then the termination of the Investment Management Agreement would be effective on the 30th day following receipt of Sierra’s notice of termination to the Company. As result of the termination of the Amended MCC Merger Agreement, unless further action is taken by the board of directors, including by a majority of the independent directors, the Investment Management Agreement will be terminated effective as of May 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended March 31, 2020, we did not engage in hedging activities.

As of March 31, 2020, 82.7% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate LIBOR floor as of March 31, 2020 was as follows (dollars in thousands):

	March 31, 2020
LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$—	—%
1% to under 2%	81,837	100.0
2% to under 3%	—	—
Total	$81,837	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2020, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase/(decrease)	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
300	$2,700	$—	$2,700
200	1,800	—	1,800
100	900	—	900
(100)	(400)	—	(400)
(200)	(400)	—	(400)
(300)	(400)	—	(400)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., Medley Capital Corporation, Medley Management Inc., Sierra Income Corporation, and Sierra Management, Inc. The complaints in each of the New York Actions alleged that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into Sierra, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts were sought. On December 20, 2019, the Delaware court entered an Order and Final Judgment approving the settlement of the Delaware Action (defined below). The plaintiffs in the New York Actions acknowledged that the settlement of the Delaware Action rendered the New York Actions moot; however, the attorneys for the plaintiffs in the New York Actions sought an order awarding them fees and recovery of expenses on account of their purported contributions to the settlement of the Delaware Action.

Following a period of negotiations, the Company reached an agreement with the respective plaintiffs to resolve the New York Actions. While the Company believed that the allegations in the New York Actions were without merit, to avoid the nuisance, potential expense, burden and delay due to continued litigation, the Company agreed to pay $50,000 in attorneys’ fees and expenses to plaintiffs’ counsel in connection with the mooted claims asserted. This amount will be covered by the Company’s insurance carrier. On May 11, 2020, the court formally approved the parties’ settlement agreement and dismissed the New York Actions.

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

On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Delaware Court of Chancery, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint in the Altman Action alleged that the defendants breached their fiduciary duties to stockholders of the Company in connection with the vote of the Company’s stockholders on the proposed mergers. On April 8, 2019, the Delaware Court of Chancery granted a stipulation consolidating the Delaware Action and the Altman Action, designating the amended complaint in the Delaware Action as the operative complaint, and designating the plaintiffs in the Delaware Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On December 20, 2019, the Delaware Court of Chancery entered an Order and Final Judgment approving the settlement of the Delaware Action (the “Settlement”). Pursuant to the Settlement, the Company agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement also provides for, if the MCC Merger had been consummated, the creation of a settlement fund (the “Settlement Fund”), consisting of $17 million in cash and $30 million of Sierra’s common stock, with the number of shares of Sierra’s common stock to be calculated using the pro forma net asset value of $6.37 per share as of June 30, 2019, which would have been distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, the Company entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the amended MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement. The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.

The Delaware Court of Chancery also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and $420,334.97 of plaintiff counsel expenses payable to the lead plaintiff’s counsel, which were paid on December 23, 2019, and (ii) an award that was contingent upon the closing of the proposed merger transactions (the “Contingent Fee Award”).

On May 1, 2020, Sierra terminated the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. Accordingly, no Settlement Fund will be established or paid to the stockholders of the Company and no Contingent Fee Award will be paid to plaintiff’s counsel. The other terms of the Settlement, including the releases provided for in the Delaware Order and Final Judgment, remain in effect.

On January 17, 2020, the Company and Sierra filed a notice of appeal with the Delaware Supreme Court from those provisions of the Order and Final Judgment with respect to the Contingent Fee Award. In light of the termination of the Amended MCC Merger Agreement, the appeal is expected to be dismissed.

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

On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense. In light of the COVID-19 pandemic, the trial that was set for May 19, 2020 has been continued with no new date set.

Medley LLC, Medley Capital Corporation, Medley Opportunity Fund II LP, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017, amended on March 9, 2018, and amended a second time on February 15, 2019, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned John Glatt, Sonji Grandy, Heather Ball, Dashawn Hunter, and Michael Corona v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed August 9, 2018 in the United States District Court, Eastern District of Virginia, Newport News Division, as Case No. 4:18-cv-101 (“Class Action 3”) (together with Class Action 1 and Class Action 2, the “Virginia Class Actions”). Medley Opportunity Fund II LP was also named as a defendant, along with various other parties, in a putative class action lawsuit captioned Christina Williams and Michael Stermel v. Red Stone, Inc. (as successor in interest to MacFarlane Group, Inc.), Medley Opportunity Fund II LP, Mark Curry, Brian McGowan, Vincent Ney, and John Doe entities and individuals, filed June 29, 2018 and amended July 26, 2018, in the United States District Court for the Eastern District of Pennsylvania, as Case No. 2:18-cv-2747 (the “Pennsylvania Class Action”) (together with the Virginia Class Actions, the “Class Action Complaints”). The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (in Class Action 1, as amended); Medley Opportunity Fund II LP and Medley Capital Corporation (in Class Action 2 and Class Action 3); and Medley Opportunity Fund II LP (in the Pennsylvania Class Action), allege that those defendants in each respective action exercised control over, or improperly derived income from, and/or obtained an improper interest in, American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The loan was made by Medley Opportunity Fund II LP in 2011. American Web Loan repaid the loan from Medley Opportunity Fund II LP in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives in Class Action 1. In Class Action 2, the alleged class plaintiff representatives had not alleged when they received any loans from American Web Loan. In Class Action 3, the alleged class plaintiff representatives claim to have received loans from American Web Loan at various times from February 2015 through April 2018. In the Pennsylvania Class Action, the alleged class plaintiff representatives claim to have received loans from American Web Loan in 2017.

By orders dated August 7, 2018 and September 17, 2018, the Court presiding over the Virginia Class Actions consolidated those cases for all purposes. On October 12, 2018, Plaintiffs in Class Action 3 filed a notice of voluntary dismissal of all claims, and on October 29, 2018, Plaintiffs in Class Action 2 filed a notice of voluntary dismissal of all claims.

On April 16, 2020, the parties to Class Action 1 reached a settlement reflected in a Settlement Agreement (the “Settlement Agreement”) that has been publicly filed in Class Action 1 (ECF No. 414-1). Among other things, upon satisfaction of the conditions specified in the Settlement Agreement and upon the Effective Date, the Settlement Agreement (capitalized terms not otherwise defined have the meaning set forth in the Settlement Agreement): (1) requires Plaintiffs to seek certification of a nationwide settlement class of all persons in the United States to whom American Web Loan lent money from February 10, 2010 through a future date on which the Court may enter a Preliminary Approval Order as to the Settlement Agreement (which certification Defendants have agreed not to oppose); (2) requires American Web Loan, and only American Web Loan, to pay Monetary Consideration of $65,000,000 (none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC,

Brook Taube, or Seth Taube are paying any Monetary Consideration pursuant to the Settlement Agreement); (3) requires American Web Loan, and only American Web Loan, to cancel (as a disputed debt) and release all claims that relate to or arise out of the loans in its Collection Portfolio, which is valued at Seventy-Six Million Dollars ($76,000,000) and comprised of loans to more than 39,000 borrowers (none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, or Seth Taube have any interest in any of the loans that are being cancelled); (4) requires American Web Loan and Curry to provide certain Non-Monetary Benefits (none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, or Seth Taube are conferring any Non-Monetary Benefits pursuant to the Settlement Agreement); (5) fully, finally, and forever releases Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube from any and all claims, causes of action, suits, obligations, debts, demands, agreements, promises, liabilities, damages, losses, controversies, costs, expenses and attorneys’ fees of any nature whatsoever, whether arising under federal law, state law, common law or equity, tribal law, foreign law, territorial law, contract, rule, regulation, any regulatory promulgation (including, but not limited to, any opinion or declaratory ruling), or any other law, including Unknown Claims, whether suspected or unsuspected, asserted or unasserted, foreseen or unforeseen, actual or contingent, liquidated or unliquidated, punitive or compensatory, as of the date of the Final Fairness Approval Order and Judgment, that relate to or arise out of loans made by and/or in the name of AWL (including loans issued in the name of American Web Loan, Inc. or Clear Creek Lending) as of the date of entry of the Preliminary Approval Order (with the exception of claims to enforce the Settlement or the Judgment); (6) provides for a mutual general release between Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube on the one hand, and American Web Loan and Curry on the other hand; and (7) provides that, as of the future Effective Date, none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube shall (i) be entitled to indemnification from AWL Defendants (as defined in the Settlement Agreement) or (ii) bring any claim against any Released Parties, including American Web Loan and Curry, that relate to or arise out of loans made by and/or in the name of AWL (including loans issued in the name of American Web Loan, Inc. or Clear Creek Lending) as of the date of entry of the Preliminary Approval Order (with the exception of claims to enforce the Settlement or the Judgment). The Settlement Agreement is subject to various conditions before it will become effective on the Effective Date, including payment of the Monetary Consideration, Final Approval by the Court of the Settlement following Notice to the Settlement Class and a Final Approval Hearing; entry of Judgment dismissing Class Action 1 with prejudice; and expiration of the time during which Plaintiffs and American Web Loan may exercise specified termination rights. On April 16, 2020, Plaintiffs in Class Action 1 moved for a Preliminary Approval Order and to set a Final Approval hearing date; the motion remains pending.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2019, filed with the SEC on December 16, 2019, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the six months ended March 31, 2020 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Risks Related to our Business

We may not be able to pay you distributions and our distributions may not grow over time.

When possible, we intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. As of March 31, 2020, the Company’s asset coverage was 181.7% after giving effect to leverage and therefore the Company’s asset coverage is below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

Risks Related to our Operations as a BDC and RIC

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

As of March 31, 2020, the Company’s asset coverage was 181.7% after giving effect to leverage and therefore the Company’s asset coverage is below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders, including the payment of any dividend, and may not employ further leverage until the Company’s asset coverage is at least 200% after giving effect to such leverage.

Risks Relating to an Investment in our Securities

The indenture under which the 2023 Notes and the 2021 Notes are issued place restrictions on our and/or our subsidiaries’ activities.

The terms of the indenture under which the 2023 Notes and the 2021 Notes (collectively, “U.S. Notes”) were issued place restrictions on our and/or our subsidiaries’ ability to, among other things:

•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the U.S. Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the U.S. Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the U.S. Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the U.S. Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. As of March 31, 2020, the Company’s asset coverage was 181.7% after giving effect to leverage and therefore the Company is prohibited from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities; or

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the U.S. Notes, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. As of March 31, 2020, the Company’s asset coverage was 181.7% after giving effect to leverage and therefore the Company is prohibited from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock.

Certain Risks in the Current Environment

We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations.

From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of coronavirus (“COVID-19”) that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the COVID-19 globally could lead to a world-wide economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the U.S. and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things.  With respect to the U.S. credit markets (in particular for middle market loans), the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility; and (iv) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses. These and future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

For example, between 2008 and 2009, the U.S. and global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions.  Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular.

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our shareholders and our independent directors. Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The current market and future market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business.  The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in a rising interest rate environment.  If any of these conditions appear, they may have an adverse effect on our business, financial condition, and results of operations.  These events could limit our investment originations, limit our ability to increase returns to equity holders through the effective use of leverage, and negatively impact our operating results.

In addition, significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell our investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

Governmental authorities worldwide have taken increased measures to stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to address the market dislocations or avert severe and prolonged reductions in economic activity.

We also face an increased risk of investor, creditor or portfolio company disputes, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on economic and market conditions.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. The recent outbreak of COVID-19 in many countries, including the United States, continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. COVID-19 spread quickly and has been identified as a global pandemic by the World Health Organization. In response, governmental authorities have imposed restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants, fitness clubs and manufacturing facilities and factories in affected jurisdictions, including, beginning in March 2020, in the United States. COVID-19 and the resulting economic dislocations have had adverse consequences for the business operations and financial performance of some of our portfolio companies, which may, in turn impact the valuation of our investments and have adversely affected, and threaten to continue to adversely affect, our operations. Local, state and federal and numerous non-U.S. governmental authorities have imposed travel restrictions, business closures and other quarantine measures on service providers and other individuals that remain in effect on the date of this Quarterly Report on Form 10-Q. COVID-19 has caused the effective cessation of all business activity deemed non-essential by such governmental authorities. We cannot predict the full impact of COVID-19, including the duration of the closures and restrictions described above. As a result, we are unable to predict the duration of these business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. With respect to loans to portfolio companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for PIK interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business, or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause.  Portfolio companies may also be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries, such as travel, to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them.

The Company will also be negatively affected if the operations and effectiveness of MCC Advisors or our portfolio companies (or any of the key personnel or service providers of the foregoing) are compromised or if necessary or beneficial systems and processes are disrupted as a result of stay-at-home orders or other related interruptions to business operations.

Risks Relating to the Termination of the Mergers

The termination of the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement could negatively impact us.

The termination of the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement may result in various consequences, including:

•
our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers;

•	the market price of our common stock may decline to the extent that the market price prior to termination reflects a market assumption that the Mergers would be completed;

•	we may not be able to find a party willing to pay an equivalent or more attractive price than the price Sierra had agreed to pay in the MCC Merger.

•	the Company may experience negative publicity and negative reactions from the financial markets and from its investors, creditors and employees;

•	the Company may experience negative publicity and negative reactions from the financial markets and from its investors, creditors and employees;

•
the Company has incurred and may continue to incur certain significant costs relating to the Mergers, such as legal, accounting, financial advisor, printing, and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Mergers; and

•	the Company has committed, and may be required to further commit, time and resources to defending legal proceedings commenced against us related to the Mergers.

We cannot assure our stockholders that the risks described above will not negatively impact our business, financial results, and ability to pay dividends and distributions, if any, to our stockholders, and could negatively impact our stock prices.

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

Dated: May 11, 2020	Medley Capital Corporation

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)