Form 10-Q
period 2020-06-30
Medley Capital Corp
filed 2020-08-10
CIK 1490349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020
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

The Registrant had 2,723,711 shares of common stock, $0.001 par value, outstanding as of August 7, 2020.

MEDLEY CAPITAL CORPORATION

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	June 30, 2020	September 30, 2019
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $139,960,645 and $204,736,370, respectively)	$116,696,866	$189,895,466
Affiliated investments (amortized cost of $86,468,874 and $108,310,029, respectively)	80,256,929	99,539,605
Controlled investments (amortized cost of $117,874,821 and $154,601,177, respectively)	53,665,259	107,453,927
Total investments at fair value	250,619,054	396,888,998
Cash and cash equivalents	52,203,301	68,245,213
Restricted cash (see Note 2)	—	16,038,690
Other assets	2,041,805	2,973,731
Interest receivable	662,860	1,592,406
Receivable for dispositions and investments sold	1,302,278	419,299
Fees receivable	119,028	108,305
Total assets	$306,948,326	$486,266,642

LIABILITIES
Notes payable (net of debt issuance costs of $1,134,394 and $5,274,164, respectively)	$150,732,566	$251,731,729
Accounts payable and accrued expenses	4,375,939	11,956,755
Interest and fees payable	801,805	2,904,748
Management and incentive fees payable (see Note 6)	1,317,223	2,231,175
Administrator expenses payable (see Note 6)	265,108	861,785
Deferred revenue	29,006	103,583
Due to affiliate	30,939	44,337
Deferred tax liability	49,694	—
Total liabilities	$157,602,280	$269,834,112

Guarantees and Commitments (see Note 8)

NET ASSETS
Common stock, par value $0.001 per share, 5,000,000 common shares authorized, 2,723,711 and 2,723,711 common shares issued and outstanding, respectively(1)	$2,724	$2,724
Capital in excess of par value	673,584,468	673,584,468
Total distributable earnings/(loss)	(524,241,146)	(457,154,662)
Total net assets	149,346,046	216,432,530
Total liabilities and net assets	$306,948,326	$486,266,642

NET ASSET VALUE PER SHARE(1)	$54.83	$79.46

(1)Authorized, issued and outstanding common shares and net asset value per share have been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the three months ended June 30		For the nine months ended June 30
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$1,961,009	$5,663,055	$7,499,171	$21,250,292
Payment-in-kind	138,018	306,022	465,339	1,484,205
Affiliated investments:
Cash	291,569	495,962	691,010	1,707,679
Payment-in-kind	487,065	668,601	2,141,327	2,284,966
Controlled investments:
Cash	—	85,759	84,505	249,217
Payment-in-kind	—	819,580	500,767	2,608,437
Total interest income	2,877,661	8,038,979	11,382,119	29,584,796
Dividend income	1,225,000	2,012,500	4,725,000	6,104,027
Interest from cash and cash equivalents	4,319	139,981	376,747	512,510
Fee income (see Note 9)	202,122	1,202,563	617,654	1,981,400
Total investment income	4,309,102	11,394,023	17,101,520	38,182,733

EXPENSES
Base management fees (see Note 6)	1,317,223	2,688,946	4,966,728	8,958,472
Incentive fees (see Note 6)	—	—	—	—
Interest and financing expenses	2,736,136	6,833,680	12,312,183	18,741,485
General and administrative	540,066	1,161,988	3,140,305	4,646,854
Administrator expenses (see Note 6)	614,535	762,428	1,742,419	2,462,204
Insurance	333,816	127,446	988,394	363,623
Directors fees	347,500	419,725	960,000	1,088,575
Professional fees, net (see Note 8)	(511,519)	3,222,912	(4,796,964)	14,580,192
Expenses before expense support reimbursement and management and incentive fee waivers	5,377,757	15,217,125	19,313,065	50,841,405
Expense support reimbursement (see Note 6)	(349,427)	—	(349,427)	—
Management fee waiver (see Note 6)	—	—	—	—
Incentive fee waiver (see Note 6)	—	—	—	—
Total expenses net of expense support reimbursement and management and incentive fee waivers	5,028,330	15,217,125	18,963,638	50,841,405
NET INVESTMENT INCOME/(LOSS)	(719,228)	(3,823,102)	(1,862,118)	(12,658,672)

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from investments
Non-controlled/non-affiliated investments	(532,253)	(8,962,845)	(690,167)	(24,762,224)
Affiliated investments	—	—	—	—
Controlled investments	(37,389,588)	—	(39,076,425)	(51,538,556)
Net realized gain/(loss) from investments	(37,921,841)	(8,962,845)	(39,766,592)	(76,300,780)
Net unrealized appreciation/(depreciation) on investments
Non-controlled/non-affiliated investments	7,379,695	5,159,471	(8,422,875)	25,323,391
Affiliated investments	8,137,213	(653,138)	2,558,480	(6,126,691)
Controlled investments	31,389,160	(20,155,432)	(17,062,311)	6,764,059
Net unrealized appreciation/(depreciation) on investments	46,906,068	(15,649,099)	(22,926,706)	25,960,759
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	35,970	—	(49,694)	—
Loss on extinguishment of debt (see Note 5)	(697,191)	(1,805,802)	(2,481,374)	(1,928,773)
Net realized and unrealized gain/(loss) on investments	8,323,006	(26,417,746)	(65,224,366)	(52,268,794)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$7,603,778	$(30,240,848)	$(67,086,484)	$(64,927,466)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE(1)	$2.79	$(11.10)	$(24.63)	$(23.84)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME/(LOSS) PER COMMON SHARE(1)	$(0.26)	$(1.40)	$(0.68)	$(4.65)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)(1)	2,723,711	2,723,711	2,723,711	2,723,711
DIVIDENDS DECLARED PER COMMON SHARE(2)	$—	$—	$—	$3.00

(1)Basic and diluted shares has been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis, as described in Note 1.
(2)Dividends declared per common share has been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets
(unaudited)

	Common Stock			Total Distributable Earnings/(Loss)	Total Net Assets
	Shares(1)	Par Amount	Capital in Excess of Par Value

Balance at March 31, 2019	2,723,711	$2,724	$698,638,520	$(420,320,268)	$278,320,976

OPERATIONS
Net investment income/(loss)	—	—	—	(3,823,102)	(3,823,102)
Net realized gain/(loss) from investments	—	—	—	(8,962,845)	(8,962,845)
Net unrealized appreciation/(depreciation) on investments	—	—	—	(15,649,099)	(15,649,099)
Net loss on extinguishment of debt	—	—	—	(1,805,802)	(1,805,802)
SHAREHOLDER DISTRIBUTIONS
Distributions from earnings	—	—	—	—	—
Total increase/(decrease) in net assets	—	—	—	(30,240,848)	(30,240,848)

Balance at June 30, 2019	2,723,711	$2,724	$698,638,520	$(450,561,116)	$248,080,128

Balance at March 31, 2020	2,723,711	$2,724	$673,584,468	$(531,844,924)	$141,742,268

OPERATIONS
Net investment income/(loss)	—	—	—	(719,228)	(719,228)
Net realized gain/(loss) from investments	—	—	—	(37,921,841)	(37,921,841)
Net unrealized appreciation/(depreciation) on investments	—	—	—	46,906,068	46,906,068
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—	—	35,970	35,970
Net loss on extinguishment of debt	—	—	—	(697,191)	(697,191)
Total increase/(decrease) in net assets	—	—	—	7,603,778	7,603,778

Balance at June 30, 2020	2,723,711	$2,724	$673,584,468	$(524,241,146)	$149,346,046

(1)Shares of Common Stock have been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets
(unaudited) (continued)

	Common Stock			Total Distributable Earnings/(Loss)	Total Net Assets
	Shares(1)	Par Amount	Capital in Excess of Par Value

Balance at September 30, 2018	2,723,711	$2,724	$698,638,520	$(377,462,517)	$321,178,727

OPERATIONS
Net investment income/(loss)	—	—	—	(12,658,672)	(12,658,672)
Net realized gain/(loss) from investments	—	—	—	(76,300,780)	(76,300,780)
Net unrealized appreciation/(depreciation) on investments	—	—	—	25,960,759	25,960,759
Net loss on extinguishment of debt	—	—	—	(1,928,773)	(1,928,773)
SHAREHOLDER DISTRIBUTIONS
Distributions from earnings	—	—	—	(8,171,133)	(8,171,133)
Total increase/(decrease) in net assets	—	—	—	(73,098,599)	(73,098,599)

Balance at June 30, 2019	2,723,711	$2,724	$698,638,520	$(450,561,116)	$248,080,128

Balance at September 30, 2019	2,723,711	$2,724	$673,584,468	$(457,154,662)	$216,432,530

OPERATIONS
Net investment income/(loss)	—	—	—	(1,862,118)	(1,862,118)
Net realized gain/(loss) from investments	—	—	—	(39,766,592)	(39,766,592)
Net unrealized appreciation/(depreciation) on investments	—	—	—	(22,926,706)	(22,926,706)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—	—	(49,694)	(49,694)
Net loss on extinguishment of debt	—	—	—	(2,481,374)	(2,481,374)
Total increase/(decrease) in net assets	—	—	—	(67,086,484)	(67,086,484)

Balance at June 30, 2020	2,723,711	$2,724	$673,584,468	$(524,241,146)	$149,346,046

(1)Shares of Common Stock have been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the nine months ended June 30
	2020	2019
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(67,086,484)	$(64,927,466)
ADJUSTMENTS TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES:
Investment increases due to payment-in-kind interest	(3,539,584)	(7,510,243)
Net amortization of premium/(discount) on investments	(91,980)	(254,750)
Amortization of debt issuance costs	2,642,386	1,989,860
Net realized (gain)/loss from investments	39,766,592	76,300,780
Net deferred income taxes	49,694	—
Net unrealized (appreciation)/depreciation on investments	22,926,706	(25,960,759)
Proceeds from sale and settlements of investments	103,367,413	196,207,945
Purchases, originations and participations	(16,159,203)	(59,132,412)
Loss on extinguishment of debt	2,481,374	1,928,773
(Increase)/decrease in operating assets:
Other assets	931,926	(1,183,192)
Interest receivable	929,546	2,929,704
Receivable for dispositions and investments sold	(882,979)	(101,014)
Fees receivable	(10,723)	24,180
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	(7,580,816)	9,023,022
Interest and fees payable	(2,102,943)	1,087,978
Management and incentive fees payable, net	(913,952)	(658,728)
Administrator expenses payable	(596,677)	(46,118)
Deferred revenue	(74,577)	(112,999)
Due to affiliate	(13,398)	3,736
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	74,042,321	129,608,297

Cash flows from financing activities
Paydowns on debt	(106,122,923)	(147,999,337)
Debt issuance costs paid	—	(14,361)
Payments of cash dividends	—	(8,171,133)
Offering costs paid	—	354,753
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(106,122,923)	(155,830,078)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(32,080,602)	(26,221,781)
CASH, RESTRICTED CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	84,283,903	75,665,981
CASH, RESTRICTED CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,203,301	$49,444,200

Supplemental Information:
Interest paid during the period	$11,772,739	$15,663,647
Supplemental non-cash information:
Payment-in-kind interest income	$3,107,433	$6,377,608
Net amortization of premium/(discount) on investments	$91,980	$254,750
Amortization of debt issuance costs	$(2,642,386)	$(1,989,860)
Non-cash purchase of investments	$—	$19,192,916

Reconciliation to the Consolidated Statement of Assets and Liabilities	June 30, 2020	September 30, 2019
	(unaudited)
Cash and cash equivalents	$52,203,301	$68,245,213
Restricted cash	—	16,038,690
Total cash and cash equivalents and restricted cash	$52,203,301	$84,283,903

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

June 30, 2020
(unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)	11/16/2022	$4,715,809	$4,715,809	$4,459,269	3.0%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)	11/16/2022	2,277,293	2,277,293	2,153,408	1.4%
		Revolving Credit Facility (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)(15)	11/16/2022	1,000,000	1,000,000	996,500	0.7%
				7,993,102	7,993,102	7,609,177

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	9/25/2023	4,387,500	4,387,500	3,290,625	2.2%
				4,387,500	4,387,500	3,290,625

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	12/17/2021	12,780,349	12,780,349	12,009,694	8.0%
				12,780,349	12,780,349	12,009,694

Avantor, Inc.(10)	Wholesale	Equity - 764,040 Common Units(16)		—	13,370,700	12,458,382	8.3%
				—	13,370,700	12,458,382

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	12/31/2020	625,000	625,000	625,000	0.4%
		Senior Secured First Lien Term Loan (LIBOR + 9.00% PIK, 1.00% LIBOR Floor)(9)(13)	12/31/2020	8,201,220	7,767,533	5,863,872	3.9%
				8,826,220	8,392,533	6,488,872

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(12)	7/28/2025	2,608,688	2,599,447	2,165,211	1.5%
				2,608,688	2,599,447	2,165,211

Crow Precision Components, LLC	Aerospace & Defense	Equity - 350 Common Units		—	700,000	723,132	0.5%
				—	700,000	723,132

CT Technologies Intermediate Holdings, Inc.(11)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	12/1/2022	7,500,000	7,500,000	6,677,250	4.5%
				7,500,000	7,500,000	6,677,250

DataOnline Corp.(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)	11/13/2025	4,975,000	4,975,000	4,756,100	3.2%
		Revolving Credit Facility (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)(15)	11/13/2025	535,714	535,714	504,286	0.3%
				5,510,714	5,510,714	5,260,386

Dream Finders Homes, LLC	Construction & Building	Preferred Equity (8.00% PIK)		4,441,903	4,441,903	3,495,778	2.3%
				4,441,903	4,441,903	3,495,778

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)		3,884,252	3,884,252	3,884,252	2.6%
		Equity - 150 Common Units		—	—	1,960,830	1.3%
				3,884,252	3,884,252	5,845,082

Global Accessories Group, LLC(11)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	—	0.0%
				—	151,337	—

The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(9)(12)	6/21/2023	3,000,000	2,783,988	204,000	0.1%
				3,000,000	2,783,988	204,000

Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 7.37% Cash, 1.00% LIBOR Floor)(13)	6/27/2023	3,228,629	3,228,629	2,821,821	1.9%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 7.37% Cash, 1.00% LIBOR Floor)(13)	6/27/2023	9,355,044	9,355,044	8,176,309	5.5%
				12,583,673	12,583,673	10,998,130

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	8/18/2022	12,696,675	12,696,675	11,998,358	8.0%
				12,696,675	12,696,675	11,998,358

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.56% of Outstanding Equity(17)	2/19/2024	—	955,680	—	0.0%
				—	955,680	—

Manna Pro Products, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	12/8/2023	5,357,411	5,357,411	4,997,929	3.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	12/8/2023	1,087,967	1,087,967	1,014,964	0.7%
				6,445,378	6,445,378	6,012,893

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(9)(14)	7/8/2020	2,720,424	2,103,712	182,268	0.1%
				2,720,424	2,103,712	182,268

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt(18)	7/31/2020	704,106	704,106	352,053	0.2%
		Unsecured Debt(18)	7/31/2021	761,905	761,905	380,952	0.3%
				1,466,011	1,466,011	733,005

Redwood Services Group, LLC(7)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(15)	6/6/2023	1,225,000	1,225,000	1,063,475	0.7%
				1,225,000	1,225,000	1,063,475

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (8.00% Cash)(9)	8/31/2021	531,250	519,282	—	0.0%
				531,250	519,282	—

Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		—	566,475	686,834	0.5%
				—	566,475	686,834

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	9/1/2022	4,787,867	4,787,867	4,680,140	3.1%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	9/1/2022	1,857,200	1,857,200	1,815,413	1.2%
		Equity - 94,393.87 Common Units in CI (Summit) Investment Holdings LLC		—	1,067,547	657,579	0.4%
				6,645,067	7,712,614	7,153,132

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(9)(13)	7/31/2020	7,369,067	7,175,125	—	0.0%
				7,369,067	7,175,125	—

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		—	700,000	343,000	0.2%
				—	700,000	343,000

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		—	263,814	150,374	0.1%
				—	263,814	150,374

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	8/18/2025	1,000,000	989,107	902,100	0.6%
				1,000,000	989,107	902,100

URT Acquisition Holdings Corporation	Services: Business	Unsecured Debt (10.00% PIK)	6/23/2021	2,504,795	2,504,795	2,504,795	1.7%
				2,504,795	2,504,795	2,504,795

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00% PIK, 1.00% LIBOR Floor)(13)(20)	4/28/2023	984,256	915,932	738,192	0.5%
		Equity - 5,441 Class A Units		—	302,464	—	0.0%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	—	361,667	—	0.0%
				984,256	1,580,063	738,192

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	9/26/2024	3,542,883	3,542,883	3,252,721	2.2%
		Equity - 1,500 Common Units		—	1,500,000	3,750,000	2.5%
				3,542,883	5,042,883	7,002,721

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(8)		—	518,283	—	0.0%
				—	518,283	—

Subtotal Non-Controlled/Non-Affiliated Investments				$120,647,207	$139,960,645	$116,696,866

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Affiliated Investments:(21)

1888 Industrial Services, LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(9)(13)	9/30/2021	$9,796,528	$9,473,068	$—	0.0%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(9)(13)	9/30/2021	25,354,370	19,468,870	—	0.0%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(9)(13)	6/30/2021	1,231,932	1,191,257	1,166,763	0.8%
		Senior Secured First Lien Term Loan D (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)	9/18/2020	236,334	236,334	236,334	0.2%
		Senior Secured First Lien Term Loan E (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)	9/18/2020	851,840	851,840	851,840	0.6%
		Revolving Credit Facility (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)(15)	9/30/2021	3,499,040	3,499,040	3,499,040	2.3%
		Equity - 21,562.16 Class A Units		—	—	—	0.0%
				40,970,044	34,720,409	5,753,977

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00% PIK)(9)	7/22/2020	10,826,587	8,446,385	1,623,988	1.1%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		971,200	971,200	(100,800)	(0.1)%
		Equity - 16 Common Units		—	—	—	0.0%
				14,197,787	11,817,585	1,523,188

Caddo Investors Holdings 1 LLC(10)	Forest Products & Paper	Equity - 6.15% Membership Interest(19)		—	2,528,826	3,045,315	2.0%
				—	2,528,826	3,045,315

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(9)(14)	12/31/2021	12,484,400	7,824,974	873,908	0.6%
		Equity - 12,350,000 Class A Units		—	—	—	0.0%
				12,484,400	7,824,974	873,908

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		1,795,034	1,795,034	1,795,034	1.2%
		Preferred Equity - A-1 Preferred (3.00% PIK)		232,292	232,292	232,292	0.2%
		Equity - 57,300 Class B Units		—	57,300	38,780,067	26.0%
				2,027,326	2,084,626	40,807,393

JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred (6.00% PIK)		1,310,649	1,310,649	1,310,649	0.9%
		Equity - 129,588 Class B Units		—	129,588	3,369,288	2.3%
				1,310,649	1,440,237	4,679,937

Kemmerer Operations, LLC(7)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	1,975,960	1,975,960	1,975,960	1.3%
		Senior Secured First Lien Delayed Draw Term Loan (15.00% PIK)	6/21/2023	496,660	496,660	496,660	0.3%
		Equity - 6.7797 Common Units		—	962,717	962,717	0.7%
				2,472,620	3,435,337	3,435,337

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(13)	10/11/2021	10,301,610	10,121,092	9,556,804	6.4%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(13)	10/11/2021	3,549,269	3,542,124	3,292,657	2.2%
		Warrants - 7.68% of Outstanding Equity	1/9/2027	—	499,751	—	0.0%
				13,850,879	14,162,967	12,849,461

US Multifamily, LLC(10)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	6/17/2021	5,123,913	5,123,913	5,123,913	3.4%
		Equity - 33,300 Preferred Units		—	3,330,000	2,164,500	1.5%
				5,123,913	8,453,913	7,288,413

Subtotal Affiliated Investments				$92,437,618	$86,468,874	$80,256,929

Controlled Investments:(5)

MCC Senior Loan Strategy JV I LLC(10)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC(19)		—	79,887,500	47,135,181	31.6%
				—	79,887,500	47,135,181

NVTN LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(9)(12)	12/31/2024	6,565,875	6,565,875	4,530,078	3.0%
		Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(9)(12)	12/31/2024	2,000,000	1,995,374	2,000,000	1.3%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(9)(12)	12/31/2024	14,577,997	12,305,096	—	0.0%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(9)(12)	12/31/2024	9,688,771	7,570,054	—	0.0%
		Equity - 787.4 Class A Units		—	9,550,922	—	0.0%
				32,832,643	37,987,321	6,530,078

Subtotal Control Investments				$32,832,643	$117,874,821	$53,665,259

Total Investments, June 30, 2020				$245,917,468	$344,304,340	$250,619,054	167.8%

(1)All of our investments are domiciled in the United States. Certain investments also have international operations.
(2)Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.
(3)Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for U.S. federal income tax purposes totaled $46,972,318, $139,025,778, and $92,053,460, respectively. The tax cost basis of investments is $342,672,514 as of June 30, 2020.
(4)Percentage is based on net assets of $149,346,046 as of June 30, 2020.
(5)Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(6)Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(7)The investment has an unfunded commitment as of June 30, 2020 (see Note 8), and includes an analysis of the value of any unfunded commitments.
(8)Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.
(9)The investment was on non-accrual status as of June 30, 2020.
(10)The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of June 30, 2020, 27.9% of the Company's portfolio investments were non-qualifying assets.
(11)A portion of this investment was sold via a participation agreement. The amount stated is the portion retained by the Company (see Note 3).
(12)The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (“LIBOR”) floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of June 30, 2020 was 0.18%.
(13)The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2020 was 0.31%.
(14)The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2020 was 0.31%.
(15)This investment earns 0.50% commitment fee on all unused commitment as of June 30, 2020, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(16)This investment represents a Level 1 security in the ASC 820 table as of June 30, 2020 (see Note 4).

(17)This investment represents a Level 2 security in the ASC 820 table as of June 30, 2020 (see Note 4).
(18)Security is non-income producing.
(19)As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment.
(20)The investment was on partial non-accrual status as of June 30, 2020.
(21)Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.

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

(1)All of our investments are domiciled in the United States. Certain investments also have international operations.
(2)Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.
(3)Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for U.S. federal income tax purposes totaled $28,155,804, $96,121,868, and $67,966,064, respectively. The tax cost basis of investments is $464,855,062 as of September 30, 2019.
(4)Percentage is based on net assets of $216,432,530 as of September 30, 2019.
(5)Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(6)Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(7)The investment has an unfunded commitment as of September 30, 2019 (see Note 8), and includes an analysis of the value of any unfunded commitments.
(8)Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.
(9)The investment was on non-accrual status as of September 30, 2019.
(10)The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2019, 24.3% of the Company's portfolio investments were non-qualifying assets.
(11)A portion of this investment was sold via a participation agreement. The amount stated is the portion retained by Medley Capital Corporation (see Note 3).
(12)The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (“LIBOR”) floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2019 was 2.04%.
(13)The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2019 was 2.10%.
(14)These loans bear interest at an alternate base rate, or in the case of these particular investments the Prime Rate set by the Federal Reserve, plus a given spread. The Prime Rate in effect at September 30, 2019 was 5.00%.
(15)The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2019 was 2.10%.
(16)This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2019, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(17)This investment represents a Level 1 security in the ASC 820 table as of September 30, 2019 (see Note 4).
(18)This investment represents a Level 2 security in the ASC 820 table as of September 30, 2019 (see Note 4).
(19)Security is non-income producing.
(20)This investment is scheduled to repay a percentage of the outstanding principal on a quarterly basis. Upon TPG Plastics, LLC obtaining all environmental and product testing authorizations, licenses and permits from all applicable governmental authorities, the remaining outstanding principal is expected to be repaid in full.
(21)As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment.
(22)All or a portion of this investment is held in Medley SLF Funding I LLC (see Note 5).
(23)All or a portion of this investment is held in Medley Small Business Fund, LP (see Note 5).
(24)Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company. The September 30, 2019 presentation has been revised to conform to the current year presentation.

See accompanying notes to consolidated financial statements.

MEDLEY CAPITAL CORPORATION
Notes to Consolidated Financial Statements
June 30, 2020
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

NYSE Continued Listing Status

On April 10, 2020, the Company received written notification, from the NYSE that it was not in compliance with an NYSE continued listing standard in Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”) because the average closing price of the Company’s common stock over a period of 30 consecutive trading days was below $1.00 per share. The Company can regain compliance with Section 802.01C at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, it has (i) a closing share price of at least $1.00 per share and (ii) an average closing price of at least $1.00 per share over the 30 trading-day period ending on the last trading day of that month. As described in detail below, the Company effected the Reverse Stock Split (as defined below), effective as of July 24, 2020, which is intended to bring the Company into compliance with Section 802.01C.

Reverse Stock Split; Authorized Share Reduction

At the Company’s 2020 Annual Meeting of Stockholders held on June 30, 2020 (the “Annual Meeting”), stockholders approved a proposal to grant discretionary authority to the Company’s board of directors to amend the Company’s Certificate of Incorporation (the “Certificate of Incorporation”) to effect a reverse stock split of its common stock, of 1-20 (the “Reverse Stock Split”) and with the Reverse Stock Split to be effective at such time and date, if at all, as determined by the board of directors, but not later than 60 days after stockholder approval thereof and, if and when the reverse stock split is effected, reduce the number of authorized shares of common stock by the approved reverse stock split ratio (the “Authorized Share Reduction”).

Following the Annual Meeting, on July 7, 2020, the board of directors determined that it was in the best interests of the Company and its stockholders to implement the Reverse Stock Split and the Authorized Share Reduction. Accordingly, on July 13, 2020, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split and the Authorized Share Reduction.

Pursuant to the Certificate of Amendment, effective as of 5:00 p.m., Eastern Time, on July 24, 2020 (the “Effective Time”), each twenty (20) shares of common stock issued and outstanding, immediately prior to the Effective Time, automatically and without any action on the part of the respective holders thereof, were combined and converted into one (1) share of common stock. In connection with the Reverse Stock Split, the Certificate of Amendment provided for a reduction in the number of authorized shares of common stock from 100,000,000 to 5,000,000 shares of common stock. No fractional shares were issued as a result of the Reverse Stock Split. Instead, any stockholder who would have been entitled to receive a fractional share as a result of the Reverse Stock Split received cash payments in lieu of such fractional shares (without interest and subject to backup withholding and applicable withholding taxes).

The common stock began trading on a split-adjusted basis on the NYSE at the market open on July 27, 2020. The trading symbol for the common stock remains “MCC.”

The Reverse Stock Split was intended to bring the Company into compliance with the $1.00 minimum average closing share price requirement (the “Minimum Share Price Requirement”) for continued listing on the NYSE. On August 3, 2020, the Company received written notice from the NYSE that the Company has regained compliance with the Minimum Share Price Requirement after the Company’s average closing price over the 30 consecutive trading day period ending on July 31, 2020 was above $1.00 per share as required under Section 802.01C.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 946 (“ASC 946”). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the consolidated accounts of the Company and its wholly owned subsidiaries Medley Small Business Fund and Medley SLF Funding I LLC ("Medley SLF"), and its wholly owned Taxable Subsidiaries. All references made to the “Company,” “we,” and “us” herein include Medley Capital Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, which are of a normal recurring nature, that are necessary for the fair presentation of financial results as of and for the periods presented. Therefore, this Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended September 30, 2019. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2020.

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

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of June 30, 2020, we had $52.2 million in cash and cash equivalents. As of September 30, 2019, we had $68.2 million in cash and cash equivalents, and $16.0 million of restricted cash, which was restricted for the purposes of repaying principal and interest on our Series A Israeli Notes (the “Israeli Notes”).

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended June 30, 2020, the Company earned approximately $0.6 million and $3.1 million in PIK interest, respectively. For the three and nine months ended June 30, 2019, the Company earned approximately $1.8 million and $6.4 million in PIK interest, respectively.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. For the three and nine months ended June 30, 2020, fee income was approximately $0.2 million and $0.6 million, respectively (see Note 9). For the three and nine months ended June 30, 2019, fee income was approximately $1.2 million and $2.0 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. There were no realized gains or losses related to non-cash restructuring transactions during the three and nine months ended June 30, 2020. During the three and nine months ended June 30, 2019, $8.7 million and $19.6 million of our realized losses, respectively, were related to certain non-cash restructuring transactions, which is recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At June 30, 2020, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $16.4 million, or 6.6% of the fair value of our portfolio. At June 30, 2020, certain investments in one portfolio company held by the Company was on partial non-accrual status with a fair value of approximately $0.7 million, or 0.3% of the fair value of our portfolio. At September 30, 2019, certain investments in seven portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $22.3 million, or 5.6% of the fair value of our portfolio.

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

The methodologies utilized by the Company in estimating the fair value of its investments categorized as Level 3 generally fall into the following two categories:

•The “Market Approach” uses prices and other relevant information generated by market transactions involving identical or comparable (that is, similar) assets, liabilities, or a group of assets and liabilities, such as a business.

•The “Income Approach” converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. When the Income Approach is used, the fair value measurement reflects current market expectations about those future amounts.

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

The methodologies and information that the Company utilizes when applying the Market Approach for performing investments include, among other things:

•valuations of comparable public companies (“Guideline Comparable Approach”);

•recent sales of private and public comparable companies (“Guideline Comparable Approach”);

•recent acquisition prices of the company, debt securities or equity securities (“Recent Arms-Length Transaction”);

•external valuations of the portfolio company, offers from third parties to buy the company (“Estimated Sales Proceeds Approach”);

•subsequent sales made by the company of its investments (“Expected Sales Proceeds Approach”); and

•estimating the value to potential buyers.

The methodologies and information that the Company utilizes when applying the Income Approach for performing investments include:

•discounting the forecasted cash flows of the portfolio company or securities (Discounted Cash Flow (“DCF”) Approach); and

•Black-Scholes model or simulation models or a combination thereof (Income Approach - Option Model) with respect to the valuation of warrants.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•our quarterly valuation process begins with each portfolio investment being internally valued by the valuation professionals;

•preliminary valuation conclusions are then documented and discussed with senior management; and

•an independent valuation firm engaged by our board of directors reviews approximately one third of these preliminary valuations each quarter on a rotating quarterly basis on non-fiscal year-end quarters, such that each of these investments will be valued by independent valuation firms at least twice per annum when combined with the fiscal year-end review of all the investments by independent valuation firms.

In addition, all of our investments are subject to the following valuation process:

•the audit committee of our board of directors reviews the preliminary valuations of the valuation professionals, senior management and independent valuation firms; and

•our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of MCC Advisors, the respective independent valuation firms and the audit committee.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. In addition, changes in the market environment (including the impact of COVID-19 on the financial market), portfolio company performance, and other events may occur over the lives of the investments that may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned.

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

In March 2020, the FASB issued ASU 2020-04, "Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting." The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The standard is effective as of March 12, 2020 through December 31, 2022 and the Company plans to apply the amendments in this update to account for contract modifications due to changes in reference rates. The Company does not believe that it will have a material impact on its consolidated financial statements and disclosures.

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company has evaluated the impact of the Final Rule and has determined its impact not to be material, and as such, has adopted it for the quarter ended June 30, 2020.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the calendar years ended 2020 and 2019, accrued at June 30, 2020 and June 30, 2019, respectively, the Company distributed at least 98% of its ordinary income and 98.2% of its capital gains, and as such, was not subject to federal excises taxes.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of June 30, 2020, the Company recorded a deferred tax liability of $49,694 on the Consolidated Statements of Assets and Liabilities. As of September 30, 2019, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the three months ended June 30, 2020, the Company recorded a change in provision for deferred taxes on the unrealized depreciation on investments of $35,970. For the nine months ended June 30, 2020, the Company recorded a change in provision for deferred taxes on the unrealized appreciation on investments of $49,694. For the three and nine months ended June 30, 2019, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

As of June 30, 2020 and September 30, 2019, the Company had a deferred tax asset of $20.6 million and $20.9 million, respectively, consisting primarily of net operating losses and net unrealized losses on the investments held within its Taxable Subsidiaries. As of June 30, 2020 and September 30, 2019, the Company has booked a valuation allowance of $20.6 million and $20.9 million, respectively, against its deferred tax asset.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-

than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at June 30, 2020. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service.

Retroactive Adjustments for Reverse Stock Split and the Authorized Share Reduction

The per share amount of the common stock and the authorized shares of common stock in the unaudited financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split effected on July 24, 2020. See Note 1 for more information regarding the Reverse Stock Split and the Authorized Share Reduction.

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

Note 3. Investments

The composition of our investments as of June 30, 2020 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$188,698	54.8%	$107,338	42.8%
Senior Secured Second Lien Term Loans	18,260	5.3	13,239	5.3
Unsecured Debt	4,489	1.3	3,238	1.3
MCC Senior Loan Strategy JV I LLC	79,888	23.2	47,135	18.8
Equity/Warrants	52,969	15.4	79,669	31.8
Total	$344,304	100.0%	$250,619	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At June 30, 2020 and September 30, 2019, the total fair value of warrants was $0 and $24,983, respectively, and were included in investments at fair value on the Consolidated Statement of Assets and Liabilities. During the three and nine months ended June 30, 2020, the Company had no warrant activity. During the three months ended June 30, 2019, the Company did not acquire any warrant positions. During the nine months ended June 30, 2019, the Company acquired additional warrants in one of its existing portfolio investments.

For the three and nine months ended June 30, 2020, there was $0 and $24,983, respectively, of unrealized depreciation related to warrants, which was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. For the three and nine months ended June 30, 2019, there was $0.4 million and $0.2 million, respectively, of unrealized depreciation related to warrants, which was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2020 (dollars in thousands):

	Fair Value	Percentage
Construction & Building	$51,456	20.5%
Multisector Holdings	47,135	18.8
High Tech Industries	25,781	10.3
Healthcare & Pharmaceuticals	22,817	9.1
Services: Business	21,432	8.6
Hotel, Gaming & Leisure	13,752	5.5
Wholesale	12,459	5.0
Containers, Packaging & Glass	11,998	4.8
Banking, Finance, Insurance & Real Estate	7,289	2.9
Consumer goods: Durable	7,003	2.8
Energy: Oil & Gas	6,628	2.6
Consumer goods: Non-durable	6,013	2.4
Environmental Industries	4,680	1.9
Metals & Mining	3,435	1.4
Forest Products & Paper	3,045	1.2
Aerospace & Defense	2,888	1.1
Media: Broadcasting & Subscription	1,523	0.6
Automotive	738	0.3
Retail	343	0.1
Media: Advertising, Printing & Publishing	204	0.1
Total	$250,619	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2019 (dollars in thousands):

	Fair Value	Percentage
Multisector Holdings	$69,949	17.6%
Construction & Building	59,608	15.0
Services: Business	49,512	12.5
High Tech Industries	38,254	9.6
Healthcare & Pharmaceuticals	25,698	6.5
Energy: Oil & Gas	23,632	6.0
Hotel, Gaming & Leisure	21,127	5.3
Wholesale	13,850	3.5
Services: Consumer	13,278	3.3
Containers, Packaging & Glass	12,637	3.2
Capital Equipment	10,680	2.7
Automotive	10,375	2.6
Banking, Finance, Insurance & Real Estate	10,000	2.5
Aerospace & Defense	8,604	2.2
Consumer goods: Non-durable	6,326	1.6
Consumer goods: Durable	6,170	1.6
Environmental Industries	3,991	1.0
Metals & Mining	3,436	0.9
Forest Products & Paper	2,830	0.7
Media: Broadcasting & Subscription	2,408	0.6
Chemicals, Plastics & Rubber	2,277	0.6
Media: Advertising, Printing & Publishing	1,715	0.4
Retail	532	0.1
Total	$396,889	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at June 30, 2020 (dollars in thousands):

	Fair Value	Percentage
Northeast	$104,684	41.8%
West	53,960	21.5
Southeast	41,894	16.7
Midwest	27,417	10.9
Mid-Atlantic	13,483	5.4
Southwest	9,181	3.7
Total	$250,619	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2019 (dollars in thousands):

	Fair Value	Percentage
Northeast	$143,795	36.2%
West	88,412	22.3
Midwest	76,001	19.2
Southeast	48,089	12.1
Southwest	24,658	6.2
Mid-Atlantic	15,934	4.0
Total	$396,889	100.0%

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the nine months ended June 30, 2020 and 2019 were as follows:

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2019	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2020	Income Earned

Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$9,304,145	$168,923	$—	$(9,473,068)	$—	$—	$167,086
	Senior Secured First Lien Term Loan B	5,886,892	—	—	(5,886,892)	—	—	—
	Senior Secured First Lien Term Loan C	1,170,014	21,243	—	(24,494)	—	1,166,763	21,011
	Senior Secured First Lien Term Loan D	224,456	11,878	—	—	—	236,334	11,874
	Senior Secured First Lien Term Loan E	—	851,840	—	—	—	851,840	41,700
	Revolving Credit Facility	4,387,025	(887,985)	—	—	—	3,499,040	189,855
	Equity	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	2,509,089	—	—	(885,101)	—	1,623,988	—
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	—	—	—	—	—	—
	Preferred Equity Series AAA	(100,800)	—	—	—	—	(100,800)	—
	Equity	—	—	—	—	—	—	—
Caddo Investors Holdings 1 LLC	Equity	2,830,051	2,452	—	212,812	—	3,045,315	—
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	1,264,841	—	—	(390,933)	—	873,908	—
	Revolving Credit Facility	545,103	(545,103)	—	—	—	—	6,692
	Equity	—	—	—	—	—	—	—
JFL-NGS Partners, LLC	Preferred Equity A-2	20,150,684	(18,355,650)	—	—	—	1,795,034	338,741
	Preferred Equity A-1	2,607,661	(2,375,369)	—	—	—	232,292	43,836
	Equity	19,096,371	—	—	19,683,696	—	38,780,067	—
JFL-WCS Partners, LLC	Preferred Equity Class A	1,236,269	74,380	—	—	—	1,310,649	57,590
	Equity	2,755,041	—	—	614,247	—	3,369,288	—
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	1,766,511	209,449	—	—	—	1,975,960	209,536
	Senior Secured First Lien Delayed Draw Term Loan	706,604	(209,944)	—	—	—	496,660	61,155
	Equity	962,717	—	—	—	—	962,717	—

Path Medical, LLC	Senior Secured First Lien Term Loan	8,845,167	826,133	—	(114,496)	—	9,556,804	913,579
	Senior Secured First Lien Term Loan A	3,047,473	257,147	—	(11,963)	—	3,292,657	287,276
	Senior Secured First Lien Term Loan C	344,291	(344,463)	—	172	—	—	17,776
	Equity	—	—	—	—	—	—	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	(1,546,087)	—	—	—	5,123,913	464,630
	Equity	3,330,000	—	—	(1,165,500)	—	2,164,500	—
Total Affiliated Investments		$99,539,605	$(21,841,156)	$—	$2,558,480	$—	$80,256,929	$2,832,337

Controlled Investments
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	69,948,970	1,312,500	—	(24,126,289)	—	47,135,181	4,725,000
NVTN LLC	Senior Secured First Lien Term Loan	4,255,990	2,309,884	—	(2,035,796)	—	4,530,078	62,840
	Super Priority Senior Secured First Lien Term Loan	—	1,995,374	—	4,626	—	2,000,000	1,983
	Senior Secured First Lien Term Loan B	7,152,352	—	—	(7,152,352)	—	—	—
	Senior Secured First Lien Term Loan C	—	—	—	—	—	—	—
	Equity	—	—	—	—	—	—	—
TPG Plastics LLC	Senior Secured Second Lien Term Loan	352,984	(352,984)	—	—	—	—	12,806
	Unsecured Debt	278,810	(278,810)	—	—	—	—	6,876
	Unsecured Debt	1,644,751	(1,630,312)	—	1,672,398	(1,686,837)	—	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	18,905,403	1,594,416	—	—	(20,499,819)	—	500,767
	Preferred Equity	4,914,667	(2,533,622)	—	1,638,223	(4,019,268)	—	—
	Equity	—	(66,378)	—	12,936,879	(12,870,501)	—	—
Total Controlled Investments		$107,453,927	$2,350,068	$—	$(17,062,311)	$(39,076,425)	$53,665,259	$5,310,272

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2018	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2019	Income Earned

Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$8,984,232	$—	$—	$—	$—	$8,984,232	$344,796
	Senior Secured First Lien Term Loan B	19,725,217	734,779	—	(7,334,001)	—	13,125,995	759,184
	Revolving Credit Facility	3,593,693	(539,054)	—	—	—	3,054,639	112,249
	Equity	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	5,876,279	—	—	(510,963)	—	5,365,316	—
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	—	—	—	—	—	—
	Preferred Equity Series AAA	(172,800)	72,000	—	—	—	(100,800)	—
	Equity	—	—	—	—	—	—	—
Brantley Transportation LLC	Senior Secured First Lien Term Loan	2,882,800	—	—	(1,248,260)	—	1,634,540	—
	Senior Secured First Lien Delayed Draw Term Loan	503,105	—	—	—	—	503,105	18,817
	Equity	—	—	—	—	—	—	—
Caddo Investors Holdings 1 LLC	Equity	2,500,000	20,842	—	194,105	—	2,714,947	(61,927)
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	—	—	7,824,975	(6,636,810)	—	1,188,165	—
	Revolving Credit Facility	—	585,858	1,322,001	—	—	1,907,859	7,542
	Equity	—	—	—	—	—	—	—
JFL-NGS Partners, LLC	Preferred Equity A-2	31,468,755	—	—	—	—	31,468,755	470,738
	Preferred Equity A-1	4,072,311	—	—	—	—	4,072,311	60,917
	Equity	9,825,804	—	—	8,367,519	—	18,193,323	—
JFL-WCS Partners, LLC	Preferred Equity Class A	1,166,292	69,978	—	—	—	1,236,270	35,641
	Equity	215,116	—	—	2,539,925	—	2,755,041	—
Path Medical, LLC	Senior Secured First Lien Term Loan	—	856,808	7,821,824	(182,471)	—	8,496,161	538,508
	Senior Secured First Lien Term Loan A	—	281,574	2,808,500	(162,846)	—	2,927,228	171,909
	Senior Secured First Lien Term Loan C	—	688,926	—	—	—	688,926	36,208
	Equity	—	—	499,751	(499,751)	—	—	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	333,500
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$100,640,804	$2,771,711	$20,277,051	$(5,473,553)	$—	$118,216,013	$2,828,082

Controlled Investments
Capstone Nutrition	Senior Secured First Lien Term Loan	$12,657,663	$—	$—	$(2,916,918)	$—	$9,740,745	$—
	Senior Secured First Lien Delayed Draw Term Loan	5,692,096	—	—	(1,311,725)	—	4,380,371	—
	Senior Secured First Lien Incremental Delayed Draw	2,242,721	1,484,319	—	—	—	3,727,040	204,361
	Equity - Class B and C Units	—	—	—	—	—	—	—
	Equity - Common Units	—	—	—	—	—	—	—
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	78,370,891	—	—	(2,961,191)	—	75,409,700	4,025,000
NVTN LLC	Senior Secured First Lien Term Loan	4,005,990	250,000	—	—	—	4,255,990	132,703
	Senior Secured First Lien Term Loan B	11,837,367	467,729	—	(2,912,368)	—	9,392,728	356,304
	Senior Secured First Lien Term Loan C	7,479,397	90,657	—	(7,570,054)	—	—	—
	Equity	—	—	—	—	—	—	—
OmniVere, LLC	Senior Secured First Lien Term Loan	—	—	—	22,880,599	(22,880,599)	—	(2,822)
	Senior Secured First Lien Term Loan	1,374,048	661,225	—	2,963,001	(4,998,274)	—	—
	Unsecured Debt	—	—	—	22,727,575	(22,727,575)	—	(2,205)
	Equity	—	—	—	872,698	(872,698)	—	—
TPG Plastics LLC	Senior Secured Second Lien Term Loan	401,346	(28,295)	—	—	—	373,051	14,925
	Unsecured Debt	360,000	(12,780)	—	—	(59,410)	287,810	13,667
	Unsecured Debt	646,996	(646,996)	—	—	—	—	2,163
	Equity	2,670,154	646,996	—	(1,672,398)	—	1,644,752	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	15,112,754	2,318,082	—	—	—	17,430,836	862,128
	Preferred Equity	5,850,795	702,095	—	—	—	6,552,890	371,091
	Equity	12,937,518	—	—	(3,179,728)	—	9,757,790	—
Total Controlled Investments		$161,639,736	$5,933,032	$—	$26,919,491	$(51,538,556)	$142,953,703	$5,977,315
(1)The Company and Great American Life Insurance Company (“GALIC”) are the members of MCC Senior Loan Strategy JV I LLC (“MCC JV”), a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members of MCC JV make capital contributions as investments by MCC JV are completed, and all portfolio and other material decisions regarding MCC JV must be submitted to MCC JV’s board of managers, which is comprised of an equal number of members appointed by each of the Company and GALIC. Approval of MCC JV’s board of managers requires the unanimous approval of a quorum of the board of managers, with a quorum consisting of equal representation of members appointed by each of the Company and GALIC. Because management of MCC JV is shared equally between the Company and GALIC, the Company does not have operational control over the MCC JV for purposes of the 1940 Act or otherwise.

(2)Amount of income earned represents distributions from MCC JV to the Company and is a component of dividend income, net of provisional taxes in the Consolidated Statements of Operations.

(3)The par amount and additional detail are shown in the consolidated schedule of investments.

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the nine months ended June 30, 2020 and 2019. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and

Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the three and nine months ended June 30, 2020 and 2019.

Loan Participation Sales

The Company may sell portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At June 30, 2020, there were two participation agreements outstanding with an aggregate fair value of $6.7 million. At September 30, 2019, there were two participation agreements outstanding with an aggregate fair value of $6.5 million. The transfer of the participated portion of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. In each case, the Company’s loan participation agreements satisfy the following conditions:

•transferred investments have been isolated from the Company, and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy or other receivership,

•each participant has the right to pledge or exchange the transferred investments it received, and no condition both constrains the participant from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the Company; and

•the Company, its consolidated affiliates or its agents do not maintain effective control over the transferred investments through either: (i) an agreement that entitles and/or obligates the Company to repurchase or redeem the assets before maturity, or (ii) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Such investments where the Company has retained proportionate interests are included in the consolidated schedule of investments. All of these investments are classified within Level 3 of the fair value hierarchy, as defined in Note 4.

During the three and nine months ended June 30, 2020, the Company collected interest and principal payments on behalf of the participant in aggregate amounts of $0.7 million and $2.0 million, respectively. During the three and nine months ended June 30, 2019, the Company collected interest and principal payments on behalf of the participant in aggregate amounts of $1.0 million and $3.0 million, respectively. Under the terms of the participation agreements, the Company will collect and remit periodic payments to the participant equal to the participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

As of June 30, 2020, MCC JV had total capital commitments of $100.0 million, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $89.8 million was funded as of June 30, 2020 relating to these commitments, of which $78.6 million was from the Company. As of June 30, 2020, MCC JV’s board of managers had approved advances of capital of up to $0.3 million of the remaining capital commitments, of which $0.2 million is from the Company.

On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse AG, Cayman Islands Branch (“CS”) with commitments of $100 million subject to leverage and borrowing base restrictions. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch (“DB”) and increased the total loan commitments to $200 million. On March 29, 2019, the JV Facility reinvestment period was extended from March 30, 2019 to June 28, 2019. On June 28, 2019, the JV Facility reinvestment period was further extended from June 28, 2019 to October 28, 2019. On October 28, 2019, the JV Facility reinvestment period was further extended from October 28, 2019 to March 31, 2020 and the interest rate was modified from bearing an interest rate of LIBOR (with a 0.00% floor) + 2.50% per annum to LIBOR (with a 0.00% floor) + 2.75% per annum. Effective as of March 31, 2020, the maturity date of the JV Facility was extended to March 31, 2023. As of June 30, 2020 and September 30, 2019, there was approximately $133.5 million and $179.3 million outstanding under the JV Facility, respectively.

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

At June 30, 2020 and September 30, 2019, MCC JV had total investments at fair value of $160.3 million and $249.3 million, respectively. As of June 30, 2020 and September 30, 2019, MCC JV’s portfolio was comprised of senior secured first lien term loans to 48 and 61 borrowers, respectively. As of June 30, 2020 and September 30, 2019, certain investments in one portfolio company held by MCC JV were on non-accrual status.

Below is a summary of MCC JV’s portfolio, excluding equity investments, followed by a listing of the individual investments in MCC JV’s portfolio as of June 30, 2020 and September 30, 2019:

	June 30, 2020	September 30, 2019
Senior secured loans(1)	$186,310,279	$261,170,438
Weighted average current interest rate on senior secured loans(2)	6.08%	7.17%
Number of borrowers in MCC JV	48	61
Largest loan to a single borrower(1)	$10,711,287	$10,884,644
Total of five largest loans to borrowers(1)	$39,301,606	$43,626,877

(1)At par value.
(2)Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at par.

MCC JV Loan Portfolio as of June 30, 2020
(unaudited)

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	10,711,287	10,711,287	10,120,024	18.8%
				10,711,287	10,711,287	10,120,024

Cambrex Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/4/2026	2,982,506	2,927,646	2,881,996	5.4%
				2,982,506	2,927,646	2,881,996

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,307,500	5,281,606	5,019,834	9.3%
				5,307,500	5,281,606	5,019,834

CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	1,343,816	1,339,220	1,272,594	2.4%
		Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	594,000	594,000	562,518	1.0%
				1,937,816	1,933,220	1,835,112

Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(1)	7/1/2026	4,962,594	4,919,885	4,137,669	7.7%
				4,962,594	4,919,885	4,137,669

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	4,099,536	4,058,030	3,848,029	7.1%
				4,099,536	4,058,030	3,848,029

Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	10/10/2025	1,945,375	1,890,728	1,294,939	2.4%
				1,945,375	1,890,728	1,294,939

GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/1/2025	1,424,063	1,407,582	1,213,159	2.3%
				1,424,063	1,407,582	1,213,159

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,885,496	2,883,561	1,875,573	3.5%
				2,885,496	2,883,561	1,875,573

Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/23/2024	4,863,063	4,851,337	2,177,679	4.0%
				4,863,063	4,851,337	2,177,679

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/20/2023	4,080,982	4,080,982	3,867,955	7.2%
				4,080,982	4,080,982	3,867,955

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)(4)	6/30/2022	1,732,439	1,723,435	598,211	1.1%
				1,732,439	1,723,435	598,211

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	4/26/2025	4,035,294	4,026,077	3,594,035	6.7%
				4,035,294	4,026,077	3,594,035

Infogroup, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,837,500	4,815,165	3,942,563	7.3%
				4,837,500	4,815,165	3,942,563

Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	7/1/2026	2,729,375	2,714,295	2,441,699	4.5%
				2,729,375	2,714,295	2,441,699

Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/16/2025	2,673,655	2,663,023	1,028,689	1.9%
				2,673,655	2,663,023	1,028,689

IXS Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/5/2027	997,437	987,893	933,551	1.7%
				997,437	987,893	933,551

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	6,115,536	6,052,164	5,797,528	10.8%
				6,115,536	6,052,164	5,797,528

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	4,775,218	4,722,924	2,142,879	4.0%
				4,775,218	4,722,924	2,142,879

Liaison Acquisition, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/20/2026	3,475,019	3,466,978	3,318,643	6.2%
				3,475,019	3,466,978	3,318,643

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	4,380,308	4,370,103	3,345,461	6.2%
				4,380,308	4,370,103	3,345,461

Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	3,006,250	3,006,250	2,804,531	5.2%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	610,500	610,500	569,535	1.1%
				3,616,750	3,616,750	3,374,066

NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/1/2025	2,950,723	2,939,642	2,580,112	4.8%
				2,950,723	2,939,642	2,580,112

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/28/2025	4,154,375	4,140,233	3,491,752	6.5%
				4,154,375	4,140,233	3,491,752

Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(1)	6/22/2026	3,635,841	3,604,678	3,423,909	6.4%
				3,635,841	3,604,678	3,423,909

Patriot Rail Company LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%)(1)	10/19/2026	1,745,625	1,714,145	1,649,616	3.1%
				1,745,625	1,714,145	1,649,616

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/19/2022	6,296,327	6,285,905	5,199,696	9.7%
				6,296,327	6,285,905	5,199,696

Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/3/2024	2,953,281	2,934,626	2,693,688	5.0%
				2,953,281	2,934,626	2,693,688

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor, 2% PIK)(1)(5)	11/30/2023	4,942,776	4,625,386	4,448,498	8.3%
		Class C Common Stock		1	—	—
				4,942,777	4,625,386	4,448,498

PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/5/2024	1,957,408	1,950,656	1,717,234	3.2%
				1,957,408	1,950,656	1,717,234

Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	4/2/2026	3,946,322	3,933,768	3,749,006	7.0%
				3,946,322	3,933,768	3,749,006

RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	8/29/2025	5,974,771	5,940,551	5,754,601	10.7%
				5,974,771	5,940,551	5,754,601

Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	2/3/2025	1,316,785	1,290,920	1,222,964	2.3%
				1,316,785	1,290,920	1,222,964

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	2/28/2022	2,570,536	2,553,276	2,303,843	4.3%
				2,570,536	2,553,276	2,303,843

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	9/1/2022	4,787,866	4,744,850	4,680,139	8.7%
		Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	9/1/2022	1,857,199	1,857,199	1,815,412	3.4%
				6,645,065	6,602,049	6,495,551

Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	7,304,819	7,281,725	7,108,684	13.2%
				7,304,819	7,281,725	7,108,684

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	2/27/2022	3,456,250	3,456,250	3,320,419	6.2%
				3,456,250	3,456,250	3,320,419

Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/9/2023	2,912,702	2,896,943	2,082,873	3.9%
				2,912,702	2,896,943	2,082,873

The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/29/2025	5,948,276	5,892,464	5,056,034	9.4%
				5,948,276	5,892,464	5,056,034

ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	10/11/2024	2,634,426	2,627,159	2,514,296	4.7%
				2,634,426	2,627,159	2,514,296

Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	1/31/2025	2,419,313	2,411,365	2,056,416	3.8%
				2,419,313	2,411,365	2,056,416

Vero Parent, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	8/16/2024	3,885,812	3,865,588	3,570,867	6.6%
				3,885,812	3,865,588	3,570,867

Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	9/11/2026	947,738	939,320	861,968	1.6%
				947,738	939,320	861,968

Wheels Up Partners LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.55%, 1.00% LIBOR Floor)(1)	10/15/2021	2,977,791	2,948,013	2,933,720	5.4%
				2,977,791	2,948,013	2,933,720

Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	3/1/2026	6,566,875	6,520,249	4,289,154	8.0%
				6,566,875	6,520,249	4,289,154

Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	4/30/2026	2,208,938	2,192,080	2,098,491	3.9%
		Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	4/30/2026	741,320	734,055	704,254	1.3%
				2,950,258	2,926,135	2,802,745

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	2/12/2024	8,073,559	8,073,559	7,732,855	14.4%
				8,073,559	8,073,559	7,732,855

Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,573,875	2,573,875	2,451,101	4.6%
				2,573,875	2,573,875	2,451,101

Total Investments, June 30, 2020				$186,310,279	$185,033,151	$160,300,896	298.2%

(1)Represents the annual current interest rate as of June 30, 2020. All interest rates are payable in cash, unless otherwise noted.
(2)Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.
(3)Percentage is based on MCC JV's net assets of $53,868,779 as of June 30, 2020.

(4)This investment was on non-accrual status as of June 30, 2020.
(5)Par amount includes accumulated PIK interest and is net of repayments.

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

(1)Represents the annual current interest rate as of September 30, 2019. All interest rates are payable in cash, unless otherwise noted.
(2)Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.
(3)Percentage is based on MCC JV's net assets of $79,941,680 as of September 30, 2019.
(4)This investment was on non-accrual status as of September 30, 2019.
(5)Par amount includes accumulated PIK interest and is net of repayments.

Below is certain summarized financial Information for MCC JV as of June 30, 2020 and September 30, 2019, and for the three and nine months ended June 30, 2020 and 2019:

	June 30, 2020	September 30, 2019
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (amortized cost of $185,033,151 and $259,371,480, respectively)	$160,300,896	$249,342,871
Cash	25,140,969	8,007,466
Other assets	1,029,224	1,466,352
Total assets	$186,471,089	$258,816,689

Line of credit (net of debt issuance costs of $1,738,758 and $1,552,067, respectively)	$131,808,386	$177,694,223
Other liabilities	352,068	472,737
Interest payable	441,856	708,049
Total liabilities	132,602,310	178,875,009
Members' capital	53,868,779	79,941,680
Total liabilities and members' capital	$186,471,089	$258,816,689

	For the three months ended June 30		For the nine months ended June 30
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total revenues	$3,580,358	$5,093,570	$12,763,742	$15,213,994
Total expenses	(2,291,528)	(2,789,653)	(7,612,876)	(8,221,213)
Net unrealized appreciation/(depreciation)	17,149,719	(2,838,654)	(14,703,646)	(5,562,929)
Net realized gain/(loss)	(12,586,171)	(141,971)	(12,620,121)	(884,084)
Net income/(loss)	$5,852,378	$(676,708)	$(22,172,901)	$545,768

Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine if any of its portfolio companies is considered a “significant subsidiary.” Pursuant to the SEC’s recently adopted amendments to Rule 1-02(w) of Regulation S-X, in evaluating these portfolio companies, there are two tests utilized to determine if any a portfolio company is considered a significant subsidiary: the investment test and the income test. Rule 3-09 of Regulation S-X requires the Company to include separate audited financial statements of any unconsolidated majority-owned subsidiary (portfolio company in which the Company owns greater than 50% of the voting securities) in the Company's annual report on Form 10-K if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information of any portfolio company in the Company's annual report on Form 10-K or the Company’s quarterly report on Form 10-Q, as applicable, if any of the conditions under the two tests are met pursuant to Rule 10-01(b)(1) of Regulation S-X.

After performing the income analysis for the nine months ended June 30, 2020, excluding MCC JV, the Company determined that no portfolio company would be deemed to be a significant subsidiary pursuant to Rule 10-01(b)(1) of Regulation S-X.

The Company also determined that the assets of MCC JV generated more than 20% of the Company’s total income and its fair value exceeded 5% of the Company's total portfolio. Accordingly, the related summary financial information is presented in the “MCC Senior Loan Strategy JV I LLC” heading above.

Note 4. Fair Value Measurements

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. Investments which are valued using NAV as a practical expedient are excluded from this hierarchy, and certain prior period amounts have been reclassified to conform to the current period presentation. The three levels are defined below:

•Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

•Level 2 - Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

•Level 3 - Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and are based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the Market or Income Approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. During the three months ended June 30, 2020, none of our investments transferred in or out of Level 3.

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of June 30, 2020 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$107,338	$107,338
Senior Secured Second Lien Term Loans	—	—	13,239	13,239
Unsecured Debt	—	—	3,238	3,238
Equity/Warrants	12,458	—	64,166	76,624
Total	$12,458	$—	$187,981	$200,439
Investments measured at net asset value(1)				50,180
Total Investments, at fair value				$250,619

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

(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended June 30, 2020 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured First Lien Notes	Unsecured Debt	Equities/Warrants	Total
Balance as of September 30, 2019	$192,770	$36,508	$—	$2,653	$78,329	$310,260
Purchases and other adjustments to cost	1,519	654	—	5	1,083	3,261
Originations	14,629	944	—	2,500	182	18,255
Sales	(186)	(1,160)	—	—	(5,714)	(7,060)
Settlements	(70,541)	(537)	—	(549)	(25,430)	(97,057)
Net realized gains/(losses) from investments	—	(20,729)	—	—	(18,577)	(39,306)
Net transfers in and/or out of Level 3	—	—	—	—	—	—
Net unrealized gains/(losses)	(30,853)	(2,441)	—	(1,371)	34,293	(372)
Balance as of June 30, 2020	$107,338	$13,239	$—	$3,238	$64,166	$187,981

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

Net change in unrealized loss for the nine months ended June 30, 2020 and 2019 included in earnings related to investments still held as of June 30, 2020 and 2019, was approximately $34.4 million and $40.6 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended June 30, 2020, none of our investments transferred in or out of Level 3. During the nine months ended June 30, 2019, none of our investments transferred in or out of Level 3.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of June 30, 2020 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$50,450	Income Approach (DCF)	Market Yield	6.91% - 13.57% (10.81%)
Senior Secured First Lien Term Loans	47,881	Market Approach (Guideline Comparable)/Income Approach (DCF)/ Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate Expected Proceeds	0.25x - 0.50x (0.49x) 2.50x - 6.00x (5.20x) 17.90% - 21.00% (18.09%) $10.0M - $42.8M ($34.9M)
Senior Secured First Lien Term Loans	9,007	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Senior Secured Second Lien Term Loan	9,744	Income Approach (DCF)	Market Yield	12.62% - 15.46% (14.61%)
Senior Secured Second Lien Term Loans	3,495	Market Approach (Guideline Comparable)/Black-Scholes Option Model	EBITDA Multiple(1) Volatility	5.50x - 5.50x (5.50x) 60.00% - 60.00% (60.00%)
Unsecured Debt	733	Market Approach (Guideline Comparable)	EBITDA Multiple(1)	4.50x - 4.50x (4.50x)
Unsecured Debt	2,505	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Equity	3,496	Income Approach (DCF)	Market Yield	19.00%
Equity	60,670	Market Approach (Guideline Comparable)/Income Approach (DCF)/Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Discount Rate Expected Proceeds	0.50x - 0.50x (0.50x) 2.50x - 8.50x (8.10x) 17.80% - 18.30% (18.30%) $10.0M - $42.8M ($44.4M)
Equity	—	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Total	$187,981

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

(1)Represents inputs used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and derivative investments are market yields. Increases in market yields would result in lower fair value measurements.

The significant unobservable inputs used in the fair value measurement of the Company’s equity/warrants investments are comparable company multiples of revenue or EBITDA for the latest twelve months (“LTM”), next twelve months (“NTM”) or a reasonable period a market participant would consider. Increases in EBITDA multiples in isolation would result in higher fair value measurement.

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks through calendar year ended 2022. The Earnout and AMI were initially recorded an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of June 30, 2020, the Company deemed the contingent consideration to be uncollectible, and, as such, placed a full reserve against its fair value. As of September 30, 2019, the fair value of the contingent consideration was $1.8 million.

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

As of June 30, 2020, the Company’s asset coverage was 198.3% after giving effect to leverage and therefore the Company’s asset coverage was below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders, including the payment of any dividend, and may not employ further leverage until the Company’s asset coverage is at least 200% after giving effect to such leverage.

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

The Company’s outstanding debt as of June 30, 2020 and September 30, 2019 was as follows (dollars in thousands):

	June 30, 2020				September 30, 2019
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value(1)	Fair Value
2021 Notes	$74,013	$74,013	$73,644	$69,572	$74,013	$74,013	$73,172	$72,473
2023 Notes	77,847	77,847	77,089	68,817	77,847	77,847	76,881	74,453
Israeli Notes	—	—	—	—	105,137	105,137	101,679	104,604
Total	$151,860	$151,860	$150,733	$138,389	$256,997	$256,997	$251,732	$251,530

(1)Modified to conform to the current year presentation.

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

On August 12, 2019, the Company and its wholly owned subsidiaries, Medley Small Business Fund, LP (formerly known as Medley SBIC, LP) and Medley SLF, on the one hand, and the Trustee, on the other hand, entered into an amendment to the deed of trust (the “Deed”) governing the Israeli Notes (the “Amendment” together with the Deed, the “Deed of Trust”). The Amendment amends the Deed by, among other things: (a) modifying

Section 2.2 of the Deed to provide for full repayment of the Israeli Notes in eight (8) equal installments, each comprising twelve and one-half percent (12.5%) of the principal amount of the Israeli Notes, beginning on August 12, 2019 (the “Effective Date”) and ending on January 31, 2021, rather than four (4) equal annual installments, each comprising twenty five percent (25%) of the principal amount of the Israeli Notes, that were payable on February 27 of each of the years 2021-2024 (inclusive); (b) changing the interest payment dates for the Israeli Notes from semi-annual to quarterly except for the initial interest payment, which was paid on the Effective Date, and the final interest payment, which will be paid on January 31, 2021; (c) decreasing the annual interest rate on the Israeli Notes by 0.25% per annum on the Effective Date and further decreasing the annual interest rate on the Israeli Notes by 0.50% per annum if the mergers of the Company, Sierra Income Corporation (“Sierra”), and MDLY (the “Mergers”) close, which further decrease will be effective upon the closing of the Mergers; (d) decreasing the minimum Total Net Asset covenant in Section 6.1.1 of the Deed from $275 million to $215 million; (e) modifying the acceleration event in Section 10.1.25 of the Deed to provide that it will occur if the credit rating on the Israeli Notes drops below (i) il/B of Maalot before November 30, 2019, (ii) il/BB- of Maalot during the period between December 1, 2019 and April 1, 2020, and (iii) il/BBB- of Maalot on or after April 1, 2020; (f) waiving the make-whole and market value payment requirements of Section 9.1.7 of the Deed for all early redemption payments on the Israeli Notes within eighteen (18) months following the Effective Date; (g) requiring each of Medley Small Business Fund and Medley SLF to guarantee all of the Company’s obligations under the Deed (including the Amendment) and the Israeli Notes and to grant security interests on all of their assets (the “Collateral”) to secure such guaranties and providing for the termination of the Medley SLF guaranty and release of the security interests in Medley SLF’s assets upon the closing of the Mergers, subject to certain limitations; (h) that the Company use principal collections from the Collateral to make early redemption payments on the Israeli Notes, which payments will be applied in inverse order of the maturity of the required principal installment payments on the Israeli Notes; (i) providing for a waiver by the Trustee and the holders of the Israeli Notes of any right to accelerate the full balance of the amount due to the holders of the Israeli Notes based on any claims, allegations, actions, and/or rights that were raised, and/or resulting or deriving from certain claims or allegations as set forth in Section 19.1 of the Amendment; (j) providing for a waiver by the Trustee and the holders of the Israeli Notes of certain claims, demands, rights, and/or actions against and/or relating to the Company, its subsidiaries and/or affiliates and their respective employees (including their respective directors, officers, members of the Company’s board of directors, employees, stockholders, stakeholders and advisors); and (k) adding other definitions, representations and covenants to the Deed and making related conforming changes to the Deed. Pursuant to the Amendment, no prepayment penalties were due or payable in connection with the payment of principal made by the Company on the Effective Date.

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

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of June 30, 2020 and September 30, 2019, the Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4.
In accordance with ASU 2015-03, the debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As of June 30, 2020 and September 30, 2019, debt issuance costs related to the Notes were as follows (dollars in thousands):

	June 30, 2020				September 30, 2019
	2021 Notes	2023 Notes	Israeli Notes	Total	2021 Notes	2023 Notes	Israeli Notes	Total
Total Debt Issuance Costs	$3,226	$3,102	$6,287	$12,615	$3,226	$3,102	$6,287	$12,615
Amortized Debt Issuance Costs	2,857	2,336	6,287	11,480	2,385	2,127	2,829	7,341
Unamortized Debt Issuance Costs	$369	$766	$—	$1,135	$841	$975	$3,458	$5,274

For the three and nine months ended June 30, 2020 and 2019, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2020	2019	2020	2019
2021 Notes interest	1,203	1,203	3,608	3,608
2023 Notes interest	1,192	1,192	3,576	3,762
2023 Notes premium	(1)	(1)	(2)	(2)
Israeli Notes interest	58	1,771	2,486	4,937
Amortization of debt issuance costs	284	563	2,644	1,701
Total	$2,736	$4,728	$12,312	$14,006
Weighted average stated interest rate	6.4%	6.1%	6.4%	6.0%
Weighted average outstanding balance	$154,881	$272,016	$201,523	$276,365

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

As of June 30, 2020 and September 30, 2019, Medley Small Business Fund did not have any SBA Debentures outstanding.

For the three and nine months ended June 30, 2020 and 2019, the components of interest, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2020	2019	2020	2019
SBA Debentures interest	$—	$2,030	$—	$4,445
Amortization of debt issuance costs	—	76	—	290
Total	$—	$2,106	$—	$4,735
Weighted average stated interest rate	—%	54.4%	—%	11.9%
Weighted average outstanding balance	$—	$14,973	$—	$49,991

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

Under the terms of the Investment Management Agreement, MCC Advisors:

•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and

•executes, closes, monitors and administers the investments we make, including the exercise of any voting or consent rights.

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

On January 15, 2020, the Company’s board of directors, including all of the independent directors, approved the renewal of the Investment Management Agreement through the later of April 1, 2020 or so long as the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra (the “Amended MCC Merger Agreement”) was in effect, but no longer than a year; provided that, if the Amended MCC Merger Agreement is terminated by Sierra, then the termination of the Investment Management Agreement would be effective on the 30th day following receipt of Sierra’s notice of termination to the Company. On May 1, 2020, the Company received a notice of termination of the Amended MCC Merger Agreement from Sierra. Under the Amended MCC Merger Agreement, either party was permitted, subject to certain conditions, to terminate the Amended MCC Merger Agreement if the merger was not consummated by March 31, 2020. Sierra elected to do so on May 1, 2020. As result of the termination by Sierra of the Amended MCC Merger Agreement on May 1, 2020, the Investment Management Agreement would have been terminated effective as of May 31, 2020. On May 21, 2020, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through the end of the current quarter, June 30, 2020. On June 15, 2020, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through the end of the current quarter, September 30, 2020.

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

Determination of Quarterly Incentive Fee Based on Income

The incentive fee on net investment income for each quarter is determined as follows:

•No incentive fee on net investment income is payable to MCC Advisors for any calendar quarter for which there is no Excess Income Amount;

•100% of the Ordinary Income, if any, that exceeds the hurdle amount, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 1.8182% multiplied by the Company’s net assets at the beginning of each applicable calendar quarter, as adjusted as noted above, comprising the relevant Trailing Twelve Quarters is included in the calculation of the incentive fee on net investment income; and

•17.5% of the Ordinary Income that exceeds the Catch-up Amount is included in the calculation of the incentive fee on net investment income.

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

For the three and nine months ended June 30, 2020, the Company incurred base management fees to MCC Advisors of $1.3 million and $5.0 million, respectively. For the three and nine months ended June 30, 2019, the Company incurred base management fees to MCC Advisors of $2.7 million and $9.0 million, respectively. The Company did not waive management fees under the Fee Waiver Agreement during the three and nine months ended June 30, 2020 and 2019.

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

1)No incentive fee is recorded during the quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;

2)100% of pre-incentive fee net investment income that exceeds the hurdle rate but is less than 2.5% in the quarter; and

3)20.0% of the amount of pre-incentive fee net investment income, if any, that exceeds 2.5% of the hurdle rate.

For purposes of implementing the fee waiver under the Fee Waiver Agreement, we calculate the incentive fee based upon the formula that exists under the Investment Management Agreement, and then apply the terms of waiver set forth in the Fee Waiver Agreement, if applicable.

For the three and nine months ended June 30, 2020 and 2019, the Company did not incur any incentive fees on net investment income because pre-incentive fee net investment income did not exceed the hurdle amount under the formula set forth in the Investment Management Agreement.

As of June 30, 2020 and September 30, 2019, $1.3 million and $2.2 million, respectively, were included in “management and incentive fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to the administration agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the three and nine months ended June 30, 2020, we incurred $0.6 million and $1.7 million in administrator expenses, respectively. For the three and nine months ended June 30, 2019, we incurred $0.8 million and $2.5 million in administrator expenses, respectively.

As of June 30, 2020 and September 30, 2019, $0.3 million and $0.9 million, respectively, were included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Expense Support Agreement

On June 12, 2020, the Company entered into an expense support agreement (the “Expense Support Agreement”) with MCC Advisors and Medley LLC, pursuant to which MCC Advisors and Medley LLC agreed (jointly and severally) to cap the management fee and all of the Company’s other operating expenses (except interest expenses, certain extraordinary strategic transaction expenses and other expenses approved by the Special Committee (as defined in Note 10)) at $667,000 per month (the “Cap”). Under the Expense Support Agreement, the Cap became effective on June 1, 2020 and expires on September 30, 2020. For the one month ended June 30, 2020, the total management fee and the other operating expenses subject to the Cap (as described above) were $1.0 million, which resulted in $0.3 million of expense support due from MCC Advisors. The $0.3 million of expense support due has been netted against Administrator expenses payable in the accompanying Consolidated Statements of Assets and Liabilities.

Note 7. Related Party Transactions

Due to Affiliate

Due to affiliate consists of certain general and administrative expenses paid by an affiliate on behalf of the Company.

Other Related Party Transactions

Opportunities for co-investments may arise when MCC Advisors or an affiliated investment adviser becomes aware of investment opportunities that may be appropriate for the Company, other clients, or affiliated funds. On November 25, 2013, the Company obtained an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley, LLC or an investment adviser controlled by Medley, LLC in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors (the “Prior Exemptive Order”). On March 29, 2017, the Company, MCC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the “Exemptive Order”) that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder. On October 4, 2017, the Company, MCC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “Current Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly or majority owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. Co-investment under the Current Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the board of directors determines that it would be in the Company’s best interest to participate in the transaction. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

Note 8. Commitments

Guarantees

The Company has a guarantee to issue up to $5.7 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of June 30, 2020 and September 30, 2019, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

Insurance Reimbursements Related to Professional Fees

The Company has received insurance proceeds during fiscal year 2020 under its insurance policy relating to the legal expenses associated with the dismissed stockholder class action, captioned as FrontFour Capital Group LLC, et al. v Brook Taube et al. During the three and nine months ended June 30, 2020, the Company received $1.0 million and $5.8 million of insurance proceeds, respectively. The reimbursements have been recorded as an offset or reduction in professional fees and expenses on the Consolidated Statements of Operations.
Unfunded commitments

As of June 30, 2020 and September 30, 2019, we had commitments under loan and financing agreements to fund up to $3.7 million to six portfolio companies and $8.9 million to seven portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2020 and September 30, 2019 is shown in the table below (dollars in thousands):

	June 30, 2020	September 30, 2019
1888 Industrial Services, LLC - Revolver	$1,078	$—
Kemmerer Operations, LLC - Delayed Draw Term Loan	908	908
Redwood Services Group, LLC - Revolver	525	875
NVTN LLC - Super Priority DDTL	500	—
NVTN LLC - DDTL	220	—
1888 Industrial Services, LLC - Term Loan E	219	—
DataOnline Corp. - Revolver	179	1,890
Access Media Holdings, LLC - Series AAA Preferred Equity	101	101
Dynamic Energy Services International LLC - Revolver	—	3,255
Alpine SG, LLC - Revolver	—	1,000
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	—	893
Total	$3,730	$8,922

Note 9. Fee Income

Fee income consists of origination/closing fees, amendment fees, prepayment penalty and other miscellaneous fees which are non-recurring in nature, as well as administrative agent fees, which are recurring in nature. The following table summarize the Company's fee income for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2020	2019	2020	2019
Administrative agent fee	$44	$92	$163	$252
Prepayment fee	—	1,074	139	1,220
Amendment fee	124	37	138	238
Other fees	34	—	91	—
Origination fee	—	—	87	271
Fee income	$202	$1,203	$618	$1,981

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

No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940 Act). For the three and nine months ended June 30, 2020, we accrued $0.3 million and $1.0 million for directors’ fees expense, respectively. For the three and nine months ended June 30, 2019, we accrued $0.4 million and $1.1 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of June 30, 2020.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three and nine months ended June 30, 2020 and 2019 (dollars in thousands, except share and per share amounts):

	For the three months ended June 30		For the nine months ended June 30
	2020	2019	2020	2019
Basic and diluted:
Net increase/(decrease) in net assets from operations	$7,604	$(30,241)	$(67,086)	$(64,927)
Weighted average common shares outstanding	2,723,711	2,723,711	2,723,711	2,723,711
Earnings per common share-basic and diluted(1)	$2.79	$(11.10)	$(24.63)	$(23.84)
(1)Basic and diluted shares has been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis, as described in Note 1.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended June 30, 2020 and 2019:

	For the nine months ended June 30
	2020	2019
Per share data(1)(13):
Net asset value per share at beginning of period	$79.46	$117.92

Net investment income/(loss)(2)	(0.68)	(4.65)
Net realized gains/(losses) on investments	(14.60)	(28.01)
Net unrealized appreciation/(depreciation) on investments	(8.42)	9.53
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	(0.02)	—
Loss on extinguishment of debt	(0.91)	(0.71)
Net increase/(decrease) in net assets	(24.63)	(23.84)

Distributions from net investment income	—	(3.00)
Net asset value per share at end of period	$54.83	$91.08

Net assets at end of period	$149,346,046	$248,080,128
Shares outstanding at end of period	2,723,711	2,723,711

Per share market value at end of period	$15.40	$46.80
Total return based on market value(3)	(70.27)%	(36.67)%
Total return based on net asset value(4)	(30.99)%	(19.10)%
Portfolio turnover rate(5)	7.20%	13.24%

The following is a schedule of ratios and supplemental data for the nine months ended June 30, 2020 and 2019:

	For the nine months ended June 30
	2020	2019
Ratios:
Ratio of net investment/(loss) income to average net assets after waivers, discounts and reimbursements(5)(6)	(1.43)%	(5.87)%
Ratio of total expenses to average net assets after waivers, discounts and reimbursements(5)(6)	13.98%	23.58%
Ratio of incentive fees to average net assets after waivers(6)	—%	—%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(5)(6)(11)	14.17%	23.58%
Percentage of non-recurring fee income(7)	2.66%	4.53%
Average debt outstanding(8)	$201,704,498	$376,346,268
Average debt outstanding per common share	$74.06	$138.17
Asset coverage ratio per unit(9)	1,983	1,912
Total Debt Outstanding(12)
2021 Notes	$73,644,036	$73,013,302
2023 Notes	$77,088,530	$76,811,836
Israeli Notes	$—	$115,893,495
SBA Debentures	$—	$—

Average market value per unit:
SBA debentures(10)	N/A	N/A
2021 Notes	$22.19	$25.00
2023 Notes	$19.84	$24.67
Israeli Notes	N/A	$244.09

(1)Table may not foot due to rounding.

(2)Net investment income/(loss) excluding management and incentive fee waivers, discounts and reimbursements based on total weighted average common stock outstanding equals $(2.73) and $(4.65) per share for the nine months ended June 30, 2020 and 2019, respectively.
(3)Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.
(4)Total return is historical and assumes changes in NAV, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.
(5)Ratios are annualized during interim periods.
(6)For the nine months ended June 30, 2020, prior to the effect of Expense Support Agreement, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is (5.72)%, 18.27%, 0.00%, and 18.27%, respectively. For the nine months ended June 30, 2019, excluding management and incentive fee waivers, discounts and reimbursements, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is (4.65)%, 23.58%, 0.00%, and 23.58%, respectively.
(7)Represents the impact of the non-recurring fees as a percentage of total investment income.
(8)Based on daily weighted average carrying value of debt outstanding during the period.
(9)Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of June 30, 2020, the Company’s asset coverage was 198.3% after giving effect to leverage and therefore the Company’s asset coverage was below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders, including the payment of any dividend, and may not employ further leverage until the Company’s asset coverage is at least 200% after giving effect to such leverage.
(10)The SBA Debentures were not registered for public trading.
(11)Excludes incentive fees.
(12)Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.
(13)Per share data has been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis, as described in Note 1.

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

The Company did not make any distributions during the nine months ended June 30, 2020.

The following table summarizes the Company’s distributions during the nine months ended June 30, 2019.

Date Declared	Record Date	Payment Date	Amount Per Share(1)
During the nine months ended June 30, 2019
11/16/2018	12/5/2018	12/20/2018	$2.00
2/10/19	2/22/19	3/12/19	1.00
			$3.00
(1)Amount per share has been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis, as described in Note 1.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the nine months ended June 30, 2020.

Subsequent to quarter ended June 30, 2020, the global outbreak of the coronavirus (“COVID-19”) pandemic continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. As of August 7, 2020, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the quarter ended June 30, 2020. The Company cannot predict the extent to which its financial condition and results of operations will be affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

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

Forward-Looking Statements

Some of the statements in this annual report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this annual report on Form 10-Q involve risks and uncertainties, including statements as to:

•the introduction, withdrawal, success and timing of business initiatives and strategies;

•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes in the value of our assets;

•the relative and absolute investment performance and operations of MCC Advisors;

•the impact of increased competition;

•the impact of future acquisitions and divestitures;

•our business prospects and the prospects of our portfolio companies;

•the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or MCC Advisors;

•our contractual arrangements and relationships with third parties;

•any future financings by us;

•the ability of MCC Advisors to attract and retain highly talented professionals;

•fluctuations in foreign currency exchange rates;

•the impact of changes to tax legislation and, generally, our tax position;

•the unfavorable resolution of legal proceedings;

•uncertainties associated with the impact from the COVID-19 pandemic: including its impact on the global and U.S. capital markets and the global and U.S. economy; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the operational and financial performance of our portfolio companies, including our and their ability to achieve their respective objectives; and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business; and

•risks and uncertainties relating to the possibility that the Company may explore strategic alternatives, including, but are not limited to: the timing, benefits and outcome of any exploration of strategic alternatives by the Company; potential disruptions in the Company’s business and stock price as a result of our exploration of any strategic alternatives; the ability to realize anticipated efficiencies, or strategic or financial benefits; potential transaction costs and risks; and the risk that any exploration of strategic alternatives may have an adverse effect on our existing business arrangements or relationships, including our ability to retain or hire key personnel. There is no assurance that any exploration of strategic alternatives will result in a transaction or other strategic change or outcome.

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

COVID-19 Developments

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic, and, on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, restricting travel, and temporarily closing or limiting capacity at many corporate offices, retail stores, restaurants, fitness clubs and manufacturing facilities and factories in affected jurisdictions. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the rapid development and fluidity of this situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, shareholder support, and, as appropriate, accessing their ability to participate in the recently enacted government Paycheck Protection Program. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

We have evaluated subsequent events from June 30, 2020 through August 7, 2020, the filing date of this quarterly report on Form 10-Q. However, as the discussion in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period end June 30, 2020, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of June 30, 2020, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed our June 30, 2020 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

NYSE Continued Listing Status

On April 10, 2020, the Company received written notification, from the NYSE that it was not in compliance with an NYSE continued listing standard in Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”) because the average closing price of the Company’s common stock over a period of 30 consecutive trading days was below $1.00 per share. The Company can regain compliance with Section 802.01C at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, it has (i) a closing share price of at least $1.00 per share and (ii) an average closing price of at least $1.00 per share over the 30 trading-day period ending on the last trading day of that month. As described in detail below, the Company effected the Reverse Stock Split (as defined below), effective as of July 24, 2020, which is intended to bring the Company into compliance with Section 802.01C.

Reverse Stock Split; Authorized Share Reduction

At the Company’s 2020 Annual Meeting of Stockholders held on June 30, 2020 (the “Annual Meeting”), stockholders approved a proposal to grant discretionary authority to the Company’s board of directors to amend the Company’s Certificate of Incorporation (the “Certificate of Incorporation”) to effect a reverse stock split of its common stock, of 1-20 (the “Reverse Stock Split”) and with the Reverse Stock Split to be effective at such time and date, if at all, as determined by the board of directors, but not later than 60 days after stockholder approval thereof and, if and when the reverse stock split is effected, reduce the number of authorized shares of common stock by the approved reverse stock split ratio (the “Authorized Share Reduction”).

Following the Annual Meeting, on July 7, 2020, the board of directors determined that it was in the best interests of the Company and its stockholders to implement the Reverse Stock Split and the Authorized Share Reduction. Accordingly, on July 13, 2020, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split and the Authorized Share Reduction.

Pursuant to the Certificate of Amendment, effective as of 5:00 p.m., Eastern Time, on July 24, 2020 (the “Effective Time”), each twenty (20) shares of common stock issued and outstanding, immediately prior to the Effective Time, automatically and without any action on the part of the respective holders thereof, were combined and converted into one (1) share of common stock. In connection with the Reverse Stock Split, the Certificate of Amendment provided for a reduction in the number of authorized shares of common stock from 100,000,000 to 5,000,000 shares of common stock. No fractional shares were issued as a result of the Reverse Stock Split. Instead, any stockholder who would have been entitled to receive a fractional share as a result of the Reverse Stock Split received cash payments in lieu of such fractional shares (without interest and subject to backup withholding and applicable withholding taxes).

The common stock began trading on a split-adjusted basis on the NYSE at the market open on July 27, 2020. The trading symbol for the common stock remains “MCC.”

The Reverse Stock Split was intended to bring the Company into compliance with the $1.00 minimum average closing share price requirement (the “Minimum Share Price Requirement”) for continued listing on the NYSE. On August 3, 2020, the Company received written notice from the NYSE that the Company has regained compliance with the Minimum Share Price Requirement after the Company’s average closing price over the 30 consecutive trading day period ending on July 31, 2020 was above $1.00 per share as required under Section 802.01C.

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

Expenses

Our primary operating expenses include the payment of management and incentive fees pursuant to the investment management agreement we have with MCC Advisors and overhead expenses, including our allocable portion of our administrator’s overhead under the administration agreement. Our management and incentive fees compensate MCC Advisors for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other costs and expenses of our operations and transactions, including those relating to:

•our organization and continued corporate existence;

•calculating our NAV (including the cost and expenses of any independent valuation firms);

•expenses incurred by MCC Advisors payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

•interest payable on debt, if any, incurred to finance our investments;

•the costs of all offerings of common stock and other securities, if any;

•the base management fee and any incentive fee;

•distributions on our shares;

•administration fees payable under our administration agreement;

•the allocated costs incurred by MCC Advisors in providing managerial assistance to those portfolio companies that request it;

•amounts payable to third parties relating to, or associated with, making investments;

•transfer agent and custodial fees;

•registration fees and listing fees;

•U.S. federal, state and local taxes;

•independent director fees and expenses;

•costs of preparing and filing reports or other documents with the SEC or other regulators;

•the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•our fidelity bond;

•directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•indemnification payments;

•direct costs and expenses of administration, including audit and legal costs; and

•all other expenses reasonably incurred by us or MCC Advisors in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and other allocable portions of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs (including travel expenses).

Expense Support Agreement

On June 12, 2020, the Company entered into an expense support agreement (the “Expense Support Agreement”) with MCC Advisors and Medley LLC, pursuant to which MCC Advisors and Medley LLC agreed (jointly and severally) to cap the management fee and all of the Company’s other operating expenses (except interest expenses, certain extraordinary strategic transaction expenses, and other expenses approved by the special committee of the Board, comprised solely of directors who are not “interested persons” of the Company as such term is defined in Section 2(a)(19) of the 1940 Act (the “Special Committee”) (as described in Note 10)) at $667,000 per month (the “Cap”). Under the Expense Support Agreement, the Cap became effective on June 1, 2020 and expires on September 30, 2020. For the one month ended June 30, 2020, the total management fee and the other operating expenses subject to the Cap (as described above) were $1.0 million, which resulted in $0.3 million of expense support due from MCC Advisors. The $0.3 million of expense support due has been netted against Administrator expenses payable in the accompanying Consolidated Statements of Assets and Liabilities.
Portfolio and Investment Activity

As of June 30, 2020 and September 30, 2019, our portfolio had a fair market value of approximately $250.6 million and $396.9 million, respectively. The following table summarizes our portfolio and investment activity during the three and nine months ended June 30, 2020 and 2019 (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2020	2019	2020	2019
Investments made in new portfolio companies	$—	$678	$5,000	$1,326
Investments made in existing portfolio companies	2,940	6,018	11,177	57,759
Aggregate amount in exits and repayments	(17,321)	(120,150)	(102,647)	(194,914)
Net investment activity	$(14,381)	$(113,454)	$(86,470)	$(135,829)

Portfolio Companies, at beginning of period	44	60	51	67
Number of new portfolio companies	—	1	1	3
Number of exited portfolio companies	(1)	(7)	(9)	(16)
Portfolio companies, at end of period	43	54	43	54

Number of investments in existing portfolio companies	5	7	21	21

The following table summarizes the amortized cost and the fair value of our average portfolio company, including the equity investment in the MCC Senior Loan Strategy JV I LLC (“MCC JV”), and largest portfolio company, excluding the equity investment in the MCC JV, as of June 30, 2020 and September 30, 2019 (dollars in thousands):

	June 30, 2020		September 30, 2019(1)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$8,007	$5,828	$9,170	$7,782
Largest portfolio company	37,987	40,807	38,395	41,855
(1)The September 30, 2019 presentation has been revised to conform to the current year presentation.

The following table summarizes the amortized cost and the fair value of investments as of June 30, 2020 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$188,698	54.8%	$107,338	42.8%
Senior Secured Second Lien Term Loans	18,260	5.3	13,239	5.3
Unsecured Debt	4,489	1.3	3,238	1.3
MCC Senior Loan Strategy JV I LLC	79,888	23.2	47,135	18.8
Equity/Warrants	52,969	15.4	79,669	31.8
Total	$344,304	100.0%	$250,619	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2019 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$243,342	52.0%	$192,770	48.6%
Senior Secured Second Lien Term Loans	39,089	8.4	36,508	9.2
Unsecured Debt	2,653	0.6	2,653	0.7
MCC Senior Loan Strategy JV I LLC	78,575	16.8	69,949	17.6
Equity/Warrants	103,989	22.2	95,009	23.9
Total	$467,648	100.0%	$396,889	100.0%

As of June 30, 2020, our income-bearing investment portfolio, which represented 64.4% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 8.8%, and 88.7% of our income-bearing investment portfolio bore interest based on floating rates, such as the London Interbank Offering Rate (“LIBOR”), while 11.3% of our income-bearing investment portfolio bore interest at fixed rates. As of June 30, 2020, the weighted average yield based upon cost of our total portfolio was approximately 3.2%. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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
Some loss of principal is expected.

The COVID-19 pandemic has impacted our investment ratings as of June 30, 2020, causing downgrades of certain portfolio companies. As the COVID-19 situation continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our investment portfolio. We have also increased oversight and analysis of credits in vulnerable industries in an attempt to improve loan performance and reduce credit risk.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2020 and September 30, 2019 (dollars in thousands):

	June 30, 2020		September 30, 2019
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$51,306	20.4%	$105,231	26.5%
2	117,232	46.8	146,053	36.8
3	65,573	26.2	123,253	31.1
4	4,530	1.8	4,915	1.2
5	11,978	4.8	17,437	4.4
Total	$250,619	100.0%	$396,889	100.0%

Results of Operations

Operating results for the three months ended June 30, 2020 and 2019 are as follows (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2020	2019	2020	2019
Total investment income	$4,309	$11,394	$17,102	$38,183
Total expenses, net	5,028	15,217	18,964	50,841
Net investment income before excise taxes	(719)	(3,823)	(1,862)	(12,658)
Excise tax expense	—	—	—	—
Net investment income/(loss)	(719)	(3,823)	(1,862)	(12,658)
Net realized gains/(losses) from investments	(37,922)	(8,963)	(39,766)	(76,301)
Net unrealized appreciation/(depreciation) on investments	46,906	(15,649)	(22,927)	25,961
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	36	—	(50)	—
Loss on extinguishment of debt	(697)	(1,806)	(2,481)	(1,929)
Net increase/(decrease) in net assets resulting from operations	$7,604	$(30,241)	$(67,086)	$(64,927)

Investment Income

For the three months ended June 30, 2020, investment income totaled $4.3 million, of which $4.1 million was attributable to portfolio interest and dividend income, and $0.2 million to fee income. For the nine months ended June 30, 2020, investment income totaled $17.1 million, of which $16.5 million was attributable to portfolio interest and dividend income, and $0.6 million to fee income.

For the three months ended June 30, 2019, investment income totaled $11.4 million, of which $10.2 million was attributable to portfolio interest and dividend income, and $1.2 million to fee income. For the nine months ended June 30, 2019, investment income totaled $38.2 million, of which $36.2 million was attributable to portfolio interest and dividend income, and $2.0 million to fee income.

Operating Expenses

Operating expenses for the three and nine months ended June 30, 2020 and 2019 are as follows (dollars in thousands):

	For the three months ended June 30		For the nine months ended June 30
	2020	2019	2020	2019
Base management fees	$1,317	$2,689	$4,967	$8,958
Incentive fees	—	—	—	—
Interest and financing expenses	2,736	6,834	12,312	18,741
General and administrative	540	1,162	3,140	4,647
Administrator expenses	615	762	1,743	2,462
Insurance	334	127	988	364
Directors fees	347	420	960	1,089
Professional fees, net	(512)	3,223	(4,797)	14,580
Expenses before waivers and reimbursements	5,377	15,217	19,313	50,841
Expense support reimbursement	(349)	—	(349)	—
Management fee waiver	—	—	—	—
Incentive fee waiver	—	—	—	—
Expenses, net of waivers and reimbursements	$5,028	$15,217	$18,964	$50,841

For the three months ended June 30, 2020, total operating expenses before management and incentive fee waivers and expense support reimbursements decreased by $9.8 million, or 64.7%, compared to the three months ended June 30, 2019. For the nine months ended June 30, 2020, total operating expenses before management and incentive fee waivers and expense support reimbursements decreased by $31.5 million, or 62.0%, compared to the nine months ended June 30, 2019.

For the three months ended June 30, 2020, operating expenses, net of management and incentive fee waivers and reimbursements decreased by $10.1 million, or 67.0%, compared to the three months ended June 30, 2019. For the nine months ended June 30, 2020, operating expenses, net of management and incentive fee waivers and reimbursements decreased by $31.9 million, or 62.7%, compared to the nine months ended June 30, 2019. Under the Expense Support Agreement, the Cap became effective on June 1, 2020 and therefore the impact of the Expense Support Agreement was limited to a one month period during the three and nine months ended June 30, 2020. For the one month ended June 30, 2020, the total management fee and the other operating expenses subject to the Cap (as described above) were $1.0 million, which resulted in $0.3 million of expense support due from MCC Advisors.

Interest and Financing Expenses

Interest and financing expenses for the three months ended June 30, 2020 decreased by $4.1 million, or 60.0%, compared to the three months ended June 30, 2019. The decrease in interest and financing expenses was primarily due to the full repayment of $120.2 million Series A Israeli Notes offered in Israel (the “Israeli Notes”) between August 12, 2019 and April 14, 2020 and the voluntary repayment of $135.0 million SBA-guaranteed debentures (the “SBA Debentures”), which the Company repaid between April 2, 2019 and May 10, 2019.

Interest and financing expenses for the nine months ended June 30, 2020 decreased by $6.4 million, or 34.3%, compared to the nine months ended June 30, 2019. The decrease in interest and financing expenses was primarily due to the redemption of $12.0 million of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes”), the full repayment of $120.2 million of the Israeli Notes between August 12, 2019 and April 14, 2020 and the voluntary repayment of $135.0 million of the SBA Debentures, which the Company repaid between April 2, 2019 and May 10, 2019.

Base Management Fees and Incentive Fees

Base management fees for the three months ended June 30, 2020 decreased by $1.4 million, or 51.0%, compared to the three months ended June 30, 2019 due to the decline in our gross assets during the period.

Base management fees for the nine months ended June 30, 2020 decreased by $4.0 million, or 44.6%, compared to the nine months ended June 30, 2019 due to the decline in our gross assets during the period.

Professional Fees and Other General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended June 30, 2020 decreased by $4.4 million, or 76.7%, compared to the three months ended June 30, 2019 primarily due to insurance proceeds received related to legal expenses relating to the Delaware Action, as well as a decrease in legal expenses, administrative expenses and valuation expenses, partially offset by an increase in insurance expenses.

Professional fees and general and administrative expenses for the nine months ended June 30, 2020 decreased by $21.1 million, or 91.2%, compared to the nine months ended June 30, 2019 primarily due to insurance proceeds received related to legal expenses relating to the Delaware Action and the Therapeutic Fee Award of approximately $3.5 million as well as a decrease in legal expenses, administrative expenses and valuation expenses, partially offset by an increase in insurance expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended June 30, 2020, we recognized $37.9 million of realized losses on our portfolio investments. The realized losses were primarily due to the sale of two investments and the partial sale of two investments. During the nine months ended June 30, 2020, we recognized $39.8 million of realized losses on our portfolio investments. The realized losses were primarily due to the sale of three investments.

During the three months ended June 30, 2019, we recognized $8.9 million of net realized losses on our portfolio investments. The realized losses were primarily attributable to the non-cash restructuring of one of our portfolio investments, partially offset by a realized gain resulting from exercising warrants and converting junior preferred equity in one portfolio company into common shares of a new portfolio company. During the nine months ended June 30, 2019, we recognized $76.3 million of realized losses on our portfolio investments. The realized losses were primarily due to the non-cash restructuring of two of our investments as well as the write-off of certain investments in two portfolio companies, offset by the conversion of the warrants and junior preferred equity, as described above.

Realized loss on extinguishment of debt

In the event that we modify or extinguish our debt prior to maturity, we account for it in accordance with ASC 470-50, Modifications and Extinguishments, in which we measure the difference between the reacquisition price of the debt and the net carrying amount of the debt, which includes any unamortized debt issuance costs.

During the three months ended June 30, 2020, the Company recognized a net loss on extinguishment of debt of $0.7 million, which was due to the Company’s $21.1 million repayment of the Israeli Notes on April 14, 2020.

During the nine months ended June 30, 2020, the Company recognized a net loss on extinguishment of debt of $2.5 million, which was due to the Company’s $34.1 million repayment of the Israeli Notes on March 31, 2020 and $21.1 million repayment of the Israeli Notes on April 14, 2020.

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

For the three months ended June 30, 2020, we had $46.9 million of net unrealized appreciation on investments. The net unrealized appreciation comprised of $18.2 million of net unrealized appreciation on investments and $28.7 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized, partially sold, or written-off during the year.

For the nine months ended June 30, 2020, we had $22.9 million of net unrealized depreciation on investments. The net unrealized depreciation comprised of $53.7 million of net unrealized depreciation on investments offset by $30.8 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized, partially sold, or written-off during the year.

For the three months ended June 30, 2019, we had $15.6 million of net unrealized depreciation on investments. The net unrealized depreciation comprised of $23.1 million of net unrealized depreciation on investments offset by $7.5 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized or written-off during the period.

For the nine months ended June 30, 2019, we had $26.0 million of net unrealized appreciation on investments. The net unrealized appreciation comprised of $42.7 million of net unrealized depreciation on investments offset by $68.7 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized or written-off during the period.

Provision for Deferred Taxes on Unrealized Depreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended June 30, 2020, the Company recorded a change in provision for deferred taxes on the unrealized depreciation on investments of $35,970. For the nine months ended June 30, 2020, the Company recorded a change in provision for deferred taxes on the unrealized appreciation on investments of $49,694. For the three and nine months ended June 30, 2019, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

Changes in Net Assets from Operations(1)

For the three months ended June 30, 2020, we recorded a net increase in net assets resulting from operations of $7.6 million compared to a net decrease in net assets resulting from operations of $30.2 million for the three months ended June 30, 2019 as a result of the factors discussed above. Based on 2,723,711 weighted average common shares outstanding for the three months ended June 30, 2020 and 2019, our per share net increase in net assets resulting from operations was $2.79 for the three months ended June 30, 2020 and a decrease of $11.10 for the three months ended June 30, 2019.

For the nine months ended June 30, 2020, we recorded a net decrease in net assets resulting from operations of $67.1 million compared to a net decrease in net assets resulting from operations of $64.9 million for the nine months ended June 30, 2019 as a result of the factors discussed above. Based on 2,723,711 weighted average common shares outstanding for the nine months ended June 30, 2020 and 2019, our per share net decrease in net assets resulting from operations was $24.63 for the nine months ended June 30, 2020 and a decrease of $23.84 for the nine months ended June 30, 2019.

(1)Per share data has been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis.

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

As of June 30, 2020, we had $52.2 million in cash and cash equivalents.

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

On August 12, 2019, the Company and its wholly owned subsidiaries, Medley Small Business Fund, LP (formerly known as Medley SBIC, LP) and Medley SLF, on the one hand, and the Trustee, on the other hand, entered into an amendment to the deed of trust (the “Deed”) governing the Israeli Notes (the “Amendment” together with the Deed, the "Deed of Trust"). The Amendment amends the Deed by, among other things: (a) modifying Section 2.2 of the Deed to provide for full repayment of the Israeli Notes in eight (8) equal installments, each comprising twelve and one-half percent (12.5%) of the principal amount of the Israeli Notes, beginning on August 12, 2019 (the “Effective Date”) and ending on January 31, 2021, rather than four (4) equal annual installments, each comprising twenty five percent (25%) of the principal amount of the Israeli Notes, that were payable on February 27 of each of the years 2021-2024 (inclusive); (b) changing the interest payment dates for the Israeli Notes from semi-annual to quarterly except for the initial interest payment, which was paid on the Effective Date, and the final interest payment, which will be paid on January 31, 2021; (c) decreasing the annual interest rate on the Israeli Notes by 0.25% per annum on the Effective Date and further decreasing the annual interest rate on the Israeli Notes by 0.50% per annum if  the mergers of the Company, Sierra Income Corporation (“Sierra”), and MDLY (the “Mergers”) close, which further decrease will be effective upon the closing of the Mergers; (d) decreasing the minimum Total Net Asset covenant in Section 6.1.1 of the Deed from $275 million to $215 million; (e) modifying the acceleration event in Section 10.1.25 of the Deed to provide that it will occur if the credit rating on the Israeli Notes drops below (i) il/B of Maalot before November 30, 2019, (ii) il/BB- of Maalot during the period between December 1, 2019 and April 1, 2020, and (iii) il/BBB- of Maalot on or after April 1, 2020; (f) waiving the make-whole and market value payment requirements of Section 9.1.7 of the Deed for all early redemption payments on the Israeli Notes within eighteen (18) months following the Effective Date; (g) requiring each of Medley Small Business Fund and Medley SLF to guarantee all of the Company’s obligations under the Deed (including the Amendment) and the Israeli Notes and to grant security interests on all of their assets (the “Collateral”) to secure such guaranties and providing for the termination of the Medley SLF guaranty and release of the security interests in Medley SLF’s assets upon the closing of the Mergers, subject to certain limitations; (h) that the Company use principal collections from the Collateral to make early redemption payments on the Israeli Notes, which payments will be applied in inverse order of the maturity of the required principal installment payments on the Israeli Notes; (i) providing for a waiver by the Trustee and the holders of the Israeli Notes of any right to accelerate the full balance of the amount due to the holders of the Israeli Notes based on any claims, allegations, actions, and/or rights that were raised, and/or resulting or deriving from certain claims or allegations as set forth in Section 19.1 of the Amendment; (j) providing for a waiver by the Trustee and the holders of the Israeli Notes of certain claims, demands, rights, and/or actions against and/or relating to the Company, its subsidiaries and/or affiliates and their respective employees (including their respective directors, officers, members of the Company’s board of directors, employees, stockholders, stakeholders and advisors); and (k) adding other definitions, representations and covenants to the Deed and making related conforming changes to the Deed. Pursuant to the Amendment, no prepayment penalties were due or payable in connection with the payment of principal made by the Company on the Effective Date.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Company has a guarantee to issue up to $5.7 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of June 30, 2020 and September 30, 2019, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

As of June 30, 2020 and September 30, 2019, we had commitments under loan and financing agreements to fund up to $3.7 million to seven portfolio companies and $8.9 million to seven portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2020 and September 30, 2019 is shown in the table below (dollars in thousands):

	June 30, 2020	September 30, 2019
1888 Industrial Services, LLC - Revolver	$1,078	$—
Kemmerer Operations, LLC - Delayed Draw Term Loan	908	908
Redwood Services Group, LLC - Revolver	525	875
NVTN LLC - Super Priority DDTL	500	—
NVTN LLC - DDTL	220	—
1888 Industrial Services, LLC - Term Loan E	219	—
DataOnline Corp. - Revolver	179	1,890
Access Media Holdings, LLC - Series AAA Preferred Equity	101	101
Dynamic Energy Services International LLC - Revolver	—	3,255
Alpine SG, LLC - Revolver	—	1,000
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	—	893
Total	$3,730	$8,922

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at June 30, 2020 (dollars in thousands):

	Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
2021 Notes	$74,013	$74,013	$—	$—	$—
2023 Notes	77,847	—	77,847	—	—
Israeli Notes	—	—	—	—	—
Total contractual obligations	$151,860	$74,013	$77,847	$—	$—

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

On March 27, 2015, the Company and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (“MCC JV”). The Company and GALIC have committed to provide $100 million of equity to MCC JV, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $89.8 million was funded as of June 30, 2020 relating to these commitments, of which $78.6 million was from the Company. As of June 30, 2020, MCC JV’s board of managers had approved advances of capital of up to $0.3 million of the remaining capital commitments, of which $0.2 million is from the Company.

MCC JV commenced operations on July 15, 2015. On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with commitments of $100 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, (“DB”) and increased the total loan commitments to $200 million. The JV Facility bears interest at a rate of LIBOR (with no minimum + 2.75% per annum. On March 29, 2019, the JV Facility reinvestment period was extended to June 28, 2019 from March 30, 2019. On June 28, 2019, the JV Facility reinvestment period was extended to October 28, 2019.  On October 28, 2019, the JV Facility reinvestment period was further extended from October 28, 2019 to March 31, 2020, the maturity date was extended to March 31, 2023 and the interest rate was modified from bearing an interest rate of LIBOR (with no minimum) + 2.50% per annum to LIBOR (with no minimum) + 2.75% per annum. As of June 30, 2020, MCC JV has drawn approximately $133.5 million on the JV Facility.

As of June 30, 2020, MCC JV had total investments at fair value of $160.3 million. As of June 30, 2020, MCC JV’s portfolio was comprised of senior secured first lien term loans to 48 different borrowers. As of June 30, 2020, certain investments in one portfolio company were on non-accrual status.

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

1)at least 98.0% of our ordinary income (not taking into account any capital gains or losses) for the calendar year;

2)at least 98.2% of the amount by which our capital gains exceed our capital losses (adjusted for certain ordinary losses) for a one-year period ending  on October 31st of the calendar year; and

3)income realized, but not distributed, in preceding years and on which we did not pay federal income tax.

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

There were no dividend distributions during the nine months ended June 30, 2020.

Related Party Transactions

Concurrent with the pricing of our IPO, we entered into a number of business relationships with affiliated or related parties, including the following:

•We entered into the Investment Management Agreement with MCC Advisors. Mr. Brook Taube, our Chairman and Chief Executive Officer, is a managing partner and senior portfolio manager of MCC Advisors, and Mr. Seth Taube, one of our directors, is a managing partner of MCC Advisors.

•MCC Advisors provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our administration agreement. We reimburse MCC Advisors for the allocable portion (subject to the review and approval of our board of directors) of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs.

•We have entered into a license agreement with Medley Capital LLC, pursuant to which Medley Capital LLC has granted us a non-exclusive, royalty-free license to use the name “Medley.”

•Certain affiliates of MCC Advisors, Medley Capital LLC, their respective affiliates and some of their employees purchased in the IPO an aggregate of 833,333 shares of common stock at the IPO price per share of $12.00. We received the full proceeds from the sale of these shares, and no underwriting discounts or commissions were paid in respect of these shares.

On June 12, 2020, the Company entered into the Expense Support Agreement with MCC Advisors and Medley LLC, pursuant to which MCC Advisors and Medley LLC agreed (jointly and severally) to cap the management fee and all of the Company’s other operating expenses (except interest expenses, certain extraordinary strategic transaction and expenses, and other expenses approved by the Special Committee) at $667,000 per month (the “Cap”). Under the Expense Support Agreement, the Cap became effective on June 1, 2020 and expires on September 30, 2020.

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

Investment Management Agreement

Under the terms of the Investment Management Agreement, MCC Advisors:

•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and

•executes, closes, monitors and administers the investments we make, including the exercise of any voting or consent rights.

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

On January 15, 2020, the Company’s board of directors, including all of the independent directors, approved the renewal of the Investment Management Agreement through the later of April 1, 2020 or so long as the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra (the “Amended MCC Merger Agreement”) was in effect, but no longer than a year; provided that, if the Amended MCC Merger Agreement is terminated by Sierra, then the termination of the Investment Management Agreement would be effective on the 30th day following receipt of Sierra’s notice of termination to the Company. On May 1, 2020, the Company received a notice of termination of the Amended MCC Merger Agreement from Sierra. Under the Amended MCC Merger Agreement, either party was permitted, subject to certain conditions, to terminate the Amended MCC Merger Agreement if the merger was not consummated by March 31, 2020. Sierra elected to do so on May 1, 2020. As result of the termination by Sierra of the Amended MCC Merger Agreement on May 1, 2020, the Investment Management Agreement would have been terminated effective as of May 31, 2020. On May 21, 2020, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through the end of the current quarter, June 30, 2020. On June 15, 2020, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through the end of the current quarter, September 30, 2020.

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

Quarterly Incentive Fee Based on Income

The incentive fee on net investment income for each quarter is determined as follows:

•No incentive fee on net investment income is payable to MCC Advisors for any calendar quarter for which there is no Excess Income Amount;

•100% of the Ordinary Income, if any, that exceeds the hurdle amount, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 1.8182% multiplied by the Company’s net assets at the beginning of each applicable calendar quarter, as adjusted as noted above, comprising the relevant Trailing Twelve Quarters is included in the calculation of the incentive fee on net investment income; and

•17.5% of the Ordinary Income that exceeds the Catch-up Amount is included in the calculation of the incentive fee on net investment income.

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

With respect to investments for which market quotations are not readily available, our board of directors will undertake a multi-step valuation process each quarter, as described below:

•Our quarterly valuation process begins with each investment being initially valued by the valuation professionals responsible for monitoring the portfolio investment.

•Preliminary valuation conclusions are then documented and discussed with senior management.

•Independent third-party valuation firms are also employed for all of our investments for which there is not a readily available market value. At least twice annually, including at year end, the valuation for each portfolio investment is reviewed by an independent valuation firm.

•The audit committee of our board of directors reviews the preliminary valuations of the valuation professionals, senior management and independent valuation firms.

•Our audit committee reviews and the board of directors approves the valuations and determines the fair value of each investment in our portfolio in good faith based on the input of MCC Advisors, the respective independent valuation firms and the audit committee.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At June 30, 2020, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $16.4 million, or 6.6% of the fair value of our portfolio. At June 30, 2020, certain investments in one portfolio company held by the Company was on partial non-accrual status with a fair value of approximately $0.7 million, or 0.3% of the fair value of our portfolio. At September 30, 2019, certain investments in seven portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $22.3 million, or 5.6% of the fair value of our portfolio.

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

Recent Developments

Subsequent to quarter ended June 30, 2020, the global outbreak of the COVID-19 pandemic continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. As of August 7, 2020, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the quarter ended June 30, 2020. The Company cannot predict the extent to which its financial condition and results of operations will be affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended June 30, 2020, we did not engage in hedging activities.

As of June 30, 2020, 88.7% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate LIBOR floor as of June 30, 2020 was as follows (dollars in thousands):

	June 30, 2020
LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$—	—%
1% to under 2%	95,797	100.0
2% to under 3%	—	—
Total	$95,797	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2020, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase/(decrease)	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
300	$2,400	$—	$2,400
200	1,400	—	1,400
100	300	—	300
(100)	—	—	—
(200)	—	—	—
(300)	—	—	—

(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

On May 11, 2020, the court approved a settlement and dismissed two purported class actions that had been commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint were Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., the Company, Medley Management Inc., Sierra Income Corporation (“Sierra”), and Sierra Management, Inc. The complaints in each of the New York Actions alleged that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of the Company with and into Sierra, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts were sought. The defendants vigorously denied any wrongdoing or liability with respect to the facts and claims that were asserted, or which could have been asserted, in the New York Actions. None of the Defendants paid any consideration to the plaintiffs in connection with the dismissal. The plaintiffs agreed to dismiss the New York Actions in exchange for the Company’s agreement to pay $50,000 in attorneys’ fees and expenses to plaintiffs’ counsel.

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

On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the causes of action asserted in the Derivative Action are without merit and all defendants intend to continue to assert a vigorous defense. The trial date has been rescheduled for October 5, 2020.

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

On April 16, 2020, the parties to Class Action 1 reached a settlement reflected in a Settlement Agreement (the “Settlement Agreement”) that has been publicly filed in Class Action 1 (ECF No. 414-1). Among other things, upon satisfaction of the conditions specified in the Settlement Agreement and upon the Effective Date, the Settlement Agreement (capitalized terms not otherwise defined have the meaning set forth in the Settlement Agreement): (1) requires Plaintiffs to seek certification of a nationwide settlement class of all persons in the United States to whom American Web Loan lent money from February 10, 2010 through a future date on which the Court may enter a Preliminary Approval Order as to the Settlement Agreement (which certification Defendants have agreed not to oppose); (2) requires American Web Loan, and only American Web Loan, to pay Monetary Consideration of $65,000,000 (none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, or Seth Taube are paying any Monetary Consideration pursuant to the Settlement Agreement); (3) requires American Web Loan, and only American Web Loan, to cancel (as a disputed debt) and release all claims that relate to or arise out of the loans in its Collection Portfolio, which is valued at Seventy-Six Million Dollars ($76,000,000) and comprised of loans to more than 39,000 borrowers (none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, or Seth Taube have any interest in any of the loans that are being cancelled); (4) requires American Web Loan and Curry to provide certain Non-Monetary Benefits (none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, or Seth Taube are conferring any Non-Monetary Benefits pursuant to the Settlement Agreement); (5) fully, finally, and forever releases Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube from any and all claims, causes of action, suits, obligations, debts, demands, agreements, promises, liabilities, damages, losses, controversies, costs, expenses and attorneys’ fees of any nature whatsoever, whether arising under federal law, state law, common law or equity, tribal law, foreign law, territorial law, contract, rule, regulation, any regulatory promulgation (including, but not limited to, any opinion or declaratory ruling), or any other law, including Unknown Claims, whether suspected or unsuspected, asserted or unasserted, foreseen or unforeseen, actual or contingent, liquidated or unliquidated, punitive or compensatory, as of the date of the Final Fairness Approval Order and Judgment, that relate to or arise out of loans made by and/or in the name of AWL (including loans issued in the name of American Web Loan, Inc. or Clear Creek Lending) as of the date of entry of the Preliminary Approval Order (with the exception of claims to enforce the Settlement or the Judgment); (6) provides for a mutual general release between Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube on the one hand, and American Web Loan and Curry on the other hand; and (7) provides that, as of the future Effective Date, none of Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube shall (i) be entitled to indemnification from AWL Defendants (as defined in the Settlement Agreement) or (ii) bring any claim against any Released Parties, including American Web Loan and Curry, that relate to or arise out of loans made by and/or in the name of AWL (including loans issued in the name of American Web Loan, Inc. or Clear Creek Lending) as of the date of entry of the Preliminary Approval Order (with the exception of claims to enforce the Settlement or the Judgment). The Settlement Agreement is subject to various conditions before it will become effective on the Effective Date, including payment of the Monetary Consideration, Final Approval by the Court of the Settlement following Notice to the Settlement Class and a Final Approval Hearing; entry of Judgment dismissing Class Action 1 with prejudice; and expiration of the time during which Plaintiffs and American Web Loan may exercise specified termination rights. A hearing on the Plaintiffs' motion in Class Action 1 for final approval of the settlement is scheduled for October 21, 2020.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2019, filed with the SEC on December 16, 2019, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the nine months ended June 30, 2020 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Risks Related to our Business

We may not be able to pay you distributions and our distributions may not grow over time.

When possible, we intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. As of June 30, 2020, the Company’s asset coverage was 198.3% after giving effect to leverage and therefore the Company’s asset coverage is below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

As of June 30, 2020, the Company’s asset coverage was 198.3% after giving effect to leverage and therefore the Company’s asset coverage is below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders, including the payment of any dividend, and may not employ further leverage until the Company’s asset coverage is at least 200% after giving effect to such leverage.

Risks Relating to an Investment in our Securities

The indenture under which the 2023 Notes and the 2021 Notes are issued place restrictions on our and/or our subsidiaries’ activities.

The terms of the indenture under which the 2023 Notes and the 2021 Notes (collectively, “U.S. Notes”) were issued place restrictions on our and/or our subsidiaries’ ability to, among other things:

•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the U.S. Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the U.S. Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the U.S. Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the U.S. Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. As of June 30, 2020, the Company’s asset coverage was 198.3% after giving effect to leverage and therefore the Company is prohibited from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities; or

•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the U.S. Notes, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. As of June 30, 2020, the Company’s asset coverage was 198.3% after giving effect to leverage and therefore the Company is prohibited from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock.

Certain Risks in the Current Environment

We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations.

From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of coronavirus (“COVID-19”) that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the COVID-19 globally could lead to a world-wide economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the U.S. and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The COVID-19 outbreak continues to have, and any future outbreaks could have, an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things.  With respect to the U.S. credit markets (in particular for middle market loans), the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility; and (iv) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses. These and future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. In December 2019, COVID-19 surfaced in China and has since spread and continues to spread to other countries, including the United States. COVID-19 spread quickly and has been identified as a global pandemic by the World Health Organization The COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. In response, beginning in March 2020, in affected jurisdiction including the United States, unprecedented actions were and continue to be taken by governmental authorities and businesses, including quarantines, “stay at home” orders, travel restrictions and bans, and the temporary closure and limited operations of many businesses (including corporate offices, retail stores, restaurants, fitness clubs, manufacturing facilities and factories, and other businesses). The actions to contain the COVID-19 pandemic varied by country and by state in the United States. While state and local governments across the United States have taken steps to re-open their economies by lifting “stay at home” orders and re-opening businesses, a number of states and local governments have needed to pause or slow the re-opening or impose new shut-down orders as the number of cases of COVID-19 has continued to rise. COVID-19 and the resulting economic dislocations have had and continue to have adverse consequences for the business operations and financial performance of some of our portfolio companies, which may, in turn impact the valuation of our investments and have adversely affected, and threaten to continue to adversely affect, our operations. Local, state and federal and numerous non-U.S. governmental authorities have imposed travel restrictions and bans, business closures or limited business operations and other quarantine measures on businesses and individuals that remain in effect on the date of this Quarterly Report on Form 10-Q. COVID-19 has caused the effective cessation of all business activity deemed non-essential by such governmental authorities. We cannot predict the full impact of COVID-19, including the duration of the closures and restrictions described above. As a result, we are unable to predict the duration of these business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. With respect to loans to portfolio companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for PIK interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business, or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause. Portfolio companies may also be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries, such as travel, to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them.

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

10.37	Settlement Term Sheet, dated April 15, 2019 (Incorporated by reference to the Current Report on Form 8-K, filed on April 17, 2019).

10.38
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

10.39
Governance Agreement, dated July 29, 2019, by and among, Medley Capital Corporation, on the one hand, and FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, on the other hand (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.40	Order and Final Judgment, dated December 20, 2019 (Incorporated by reference to the Amendment No. 1 to the Current Report on the Form 8-K, filed on December 30, 2019).

14.1	Code of Business Conduct and Ethics of the Registrant (Incorporated by reference to Exhibit 14.1 to the Registrant’s 10-Q for the period ended June 30, 2011, filed on August 4, 2011).

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

Dated: August 7, 2020	Medley Capital Corporation

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)