Form 10-K
Medley Capital Corp
filed 2020-12-11
CIK 1490349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2020
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

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒      Smaller reporting company ☐        Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2020 was $23,170,287. The Registrant had 2,723,709 shares of common stock, $0.001 par value, outstanding as of December 11, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant's 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference in to Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant's fiscal year ended September 30, 2020.

MEDLEY CAPITAL CORPORATION

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•“we”, “us”, “our”, “Medley Capital” and the “Company” refer to Medley Capital Corporation, a Delaware corporation, and its subsidiaries for the periods after our consummation of the formation transaction and to Medley Capital BDC LLC, a Delaware limited liability company, for the periods prior to our consummation of the formation transaction described elsewhere in this Form 10-K;

•“MCC Advisors” and the “Adviser” refer to MCC Advisors LLC, our current investment adviser; MCC Advisors is a wholly owned subsidiary of Medley LLC, which is controlled by Medley Management Inc. (“MDLY”), a publicly traded asset management firm, which in turn is controlled by Medley Group LLC, an entity wholly owned by the senior professionals of Medley LLC; and

•“Medley” refers, collectively, to the activities and operations of Medley Capital LLC, Medley LLC, MDLY, Medley Group LLC, MCC Advisors, associated investment funds and their respective affiliates.

Item 1. Business

GENERAL

Medley Capital Corporation is a non-diversified closed end management investment company incorporated in Delaware that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our first taxable year as a corporation. We are currently externally managed and advised by our investment adviser, MCC Advisors, pursuant to an investment management agreement. Effective January 1, 2021, however, we will be internally managed. See “Business – The Adviser – Internalized Management Structure”.

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

Our investment activities are currently managed by our investment adviser, MCC Advisors, which is registered with the Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). MCC Advisors is an affiliate of Medley and is based in New York. Our Investment Team, which currently is provided for by MCC Advisors, is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.  MCC Advisors’ team draws on its expertise in lending to predominantly privately held borrowers in a range of sectors, including industrials, and transportation, energy and natural resources, financials and real estate.  In addition, MCC Advisors seeks to diversify our portfolio of loans by company type, asset type, transaction size, industry and geography.

Our current Investment Team has extensive experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Adviser, through Medley, has access to over 50 employees, including over 25 investment, origination and credit management professionals, and over 25 operations, marketing and distribution professionals, each with extensive experience in their respective disciplines.

MCC Advisors also currently serves as our administrator and provides us with office space, equipment and other office services. The responsibilities of our administrator include overseeing our financial records, preparing reports to our stockholders and reports filed with the SEC and generally monitoring the payment of our expenses and the performance of administrative and professional services rendered to us by others.

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

As of September 30, 2020, the Company’s asset coverage was 199.2% after giving effect to leverage and therefore the Company’s asset coverage is below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders, including the payment of any dividend, and may not employ further leverage until the Company’s asset coverage is at least 200% after giving effect to such leverage.

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

Our principal executive office is located at 280 Park Avenue, 6th Floor East, New York, NY 10017 and our telephone number is (212) 759-0777.

Investment Process Overview

We view our current investment process as consisting of three distinct phases described below:

Sourcing and Origination   MCC Advisors sources investment opportunities through access to a network of contacts developed in the financial services and related industries by Medley. It is the Adviser’s responsibility to identify specific opportunities, to refine opportunities through rigorous due diligence of the underlying facts and circumstances while remaining flexible and responsive to client’s needs. With over 25 investment professionals based in New York involved in sourcing and origination for MCC Advisors, each investment professional is able to maintain long-standing relationships and responsibility for a specified market.

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

Our due diligence process typically entails:

•negotiation and execution of a term sheet;

•on-site visits;

•interviews with management, employees, customers and vendors;

•review of loan documents and material contracts, as applicable;

•obtaining  background checks on all principals/partners/founders;

•completing customer and supplier calls;

•review of tax and accounting issues related to a contemplated capital structure;

•developing a financial model with sensitivity analysis that includes a management case, expected case and downside case;

•receiving third party reports such as environmental, appraisal and consulting reports, as applicable.

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

MCC Advisors will typically require portfolio companies to adhere to certain affirmative covenants requiring the following reports:

monthly or quarterly financial statements	annual audits and management letters

monthly or quarterly covenant certificates	quarterly industry updates

monthly or quarterly management discussion & analysis	quarterly customer and supplier concentration updates

monthly or quarterly bank statements	quarterly backlog/pipeline reports

annual insurance certificates	annual budgets and forecasts.

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

We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results.  We seek to limit the downside potential of our investments by:

•selecting investments that we believe have a low probability of loss of principal;

•requiring a total return on our investments (including both interest and potential equity appreciation) that we believe will compensate us appropriately for credit risk; and

•negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or rights to a seat on the board of directors under some circumstances.

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

Leverage

Through any credit facility that we may enter into in the future, we may borrow funds to make additional investments, a practice known as “leverage,” to attempt to increase return to our stockholders. The amount of leverage that we employ at any particular time will depend on our Adviser's and our board of directors’ assessments of market and other factors at the time of any proposed borrowing. We are also subject to certain regulatory requirements relating to our borrowings. For a discussion of such requirements, see “Regulation - Senior Securities.”

We may, from time to time, seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. The amounts involved may be material.

Competition

Our primary competitors to provide financing to private middle-market companies are public and private funds, commercial and investment banks, commercial finance companies, other BDCs, SBICs and private equity and hedge funds. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our favorable RIC tax treatment.

Employees

We do not have any employees. Our day-to-day investment operations are managed by our Adviser. Our Adviser employs over 25 investment professionals, including its principals. In addition, we reimburse our administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations under an administration agreement, including the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs.

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

Termination of Agreements and Plan of Mergers

On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra Income Corporation (“Sierra”), pursuant to which the Company would, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the merger (the “MCC Merger”). In addition, on July 29, 2019, Sierra and MDLY entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among MDLY, Sierra, and Sierra Management, Inc., a wholly owned subsidiary of Sierra (“Merger Sub”), pursuant to which MDLY would, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the merger (the “MDLY Merger”).

On May 1, 2020, the Company received a notice of termination from Sierra of the Amended MCC Merger Agreement. Under the Amended MCC Merger Agreement, either party could have, subject to certain conditions, terminated the Amended MCC Merger Agreement if the MCC Merger had not been consummated by March 31, 2020. Representatives of Sierra informed the Company that in determining to terminate the Amended MCC Merger Agreement, Sierra considered a number of factors, including, among other factors, changes in the relative valuation of the Company and Sierra, the changed circumstances and the unpredictable economic conditions resulting from the global health crisis caused by the coronavirus (COVID-19) pandemic, and the uncertainty regarding the parties’ ability to satisfy the conditions to closing the MCC Merger in a timely manner.

In addition, on May 1, 2020, MDLY received a notice of termination from Sierra of the Amended MDLY Merger Agreement. Under the Amended MDLY Merger Agreement, either party could have, subject to certain conditions, terminate the Amended MDLY Merger Agreement if the MDLY Merger had not been consummated by March 31, 2020. Representatives of Sierra informed MDLY that in determining to terminate the Amended MDLY Merger Agreement, Sierra considered a number of factors, including, among other factors, changes in the relative valuation of MDLY and Sierra, the changed circumstances and the unpredictable economic conditions resulting from the global health crisis caused by the coronavirus (COVID-19) pandemic, and the uncertainty regarding the parties’ ability to satisfy the conditions to closing the MDLY Merger in a timely manner.

Information Available

We maintain a website at http://www.medleycapitalcorp.com.  We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

Risks Related to our Business
•We have determined to internalize our operating structure, including our management and investment functions, with the expectation that we will be able to operate more efficiently with lower costs, but this may not be the case.
•As an internally managed BDC, we will be dependent upon our management team and other professionals and if we are not able to hire and retain qualified personnel, we will not realize the anticipated benefits of the internalization.
•We may suffer credit losses.
•Because we use borrowed funds to make investments or fund our business operations, we are exposed to risks typically associated with leverage which increase the risk of investing in us.
•The lack of liquidity in our investments may adversely affect our business.
•A substantial portion of our portfolio investments will be recorded at fair value as determined in good faith by or under the direction of our board of directors and, as a result, there may be uncertainty regarding the value of our portfolio investments.
•We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
•Our ability to enter into transactions with our affiliates will be restricted, which may limit the scope of investments available to us.
•We will be exposed to risks associated with changes in interest rates.
•Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio.
•Because we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
•If our investments are not managed effectively, we may be unable to achieve our investment objective.
•We may experience fluctuations in our periodic operating results.
•Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.
•We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
•We may be required to pay incentive fees on income accrued, but not yet received in cash.
•We may not be able to pay you distributions and our distributions may not grow over time.
•The highly competitive market in which we operate may limit our investment opportunities.
•Because we expect to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms or at all.
•Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.
•There are significant potential conflicts of interest that could affect our investment returns.
•There may be conflicts of interest related to obligations MCC Advisors’ senior management and Investment Team and members of its Investment Committee have to other clients.
•MCC Advisors may, from time to time, possess material non-public information, limiting our investment discretion.
•Our incentive fee structure may create incentives for MCC Advisors that are not fully aligned with the interests of our stockholders.
•Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.
•Our incentive fee may induce our investment adviser to make certain investments, including speculative investments.
•We may be obligated to pay our investment adviser incentive compensation even if we incur a loss and may pay more than 20% of our net capital gains because we cannot recover payments made in previous years.
•The valuation process for certain of our portfolio holdings creates a conflict of interest.
•Other arrangements with MCC Advisors may create conflicts of interest.

•The investment management agreement and administration agreement with MCC Advisors were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.
•Our ability to sell or otherwise exit investments in which affiliates of MCC Advisors also have an investment may be restricted.
•We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay distributions.
•A failure of cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
•Our business and operations could be negatively affected if we become subject to any securities class actions and derivative lawsuits, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

Risks Related to our Investments
•We may not realize gains from our equity investments.
•Our investments are very risky and highly speculative.
•Our investments in private middle-market portfolio companies may be risky, and you could lose all or part of your investment.
•Continuation of the current decline in oil and natural gas prices for a prolonged period of time could have a material adverse effect on the Company.
•Our portfolio companies may prepay loans, which prepayment may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.
•We may acquire indirect interests in loans rather than direct interests, which would subject us to additional risk.
•Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio and our ability to make follow-on investments in certain portfolio companies may be restricted.
•Our ability to invest in public companies may be limited in certain circumstances.
•Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.
•Our ability to invest in public companies may be limited in certain circumstances.
•Hedging transactions may expose us to additional risks.
•The disposition of our investments may result in contingent liabilities.
•If we invest in the securities and obligations of distressed and bankrupt issuers, we might not receive interest or other payments.

Risks Related to our Operations as a BDC and a RIC
•Regulations governing our operation as a BDC may limit our ability to, and the way in which we raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations.
•Changes in the laws or regulations governing our business, or changes in the interpretations thereof, and any failure by us to comply with these laws or regulations, could have a material adverse effect on our business, results of operations or financial condition.
•We cannot predict how tax reform legislation will affect the Company, our investments, or our stockholders, and any such legislation could adversely affect our business.
•Legislation that became effective in 2018 may allow the Company to incur additional leverage, which could increase the risk of investing in the Company.
•If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.
•We will become subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a regulated investment company under Subchapter M of the Code or satisfy regulated investment company distribution requirements.

Risks Relating to an Investment in our Securities
•Investing in our securities may involve an above average degree of risk.
•Shares of closed-end investment companies, including business development companies, may, at times, trade at a discount to their NAV.
•The market price of our common stock may fluctuate significantly.
•Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.
•Certain provisions of the Delaware General Corporation Law and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

•The NAV per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or securities to subscribe for or convertible into shares of our common stock.
•The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
•The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
•The indenture under which the Notes were issued contains limited protection for holders of the Notes.
•An active trading market for the Notes may not develop or be sustained, which could limit the market price of the Notes or your ability to sell them.
•If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.
•If we issue preferred stock, the NAV and market value of our common stock may become more volatile.
•Holders of any preferred stock we might issue would have the right to elect members of the board of directors and class voting rights on certain matters.

General Risk Factors
•We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations.
•Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.
•Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.
•Further downgrades of the U.S. credit rating, automatic spending cuts, or another government shutdown could negatively impact our liquidity, financial condition and earnings.
•Economic recessions or downturns could impair our portfolio companies and harm our operating results.

INVESTMENTS

We have built a diverse portfolio that includes senior secured first lien term loans, senior secured second lien term loans, unitranche, senior secured first lien notes, subordinated notes and warrants and minority equity securities by investing approximately $10 million to $50 million of capital, on average, in the securities of middle-market companies.

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2020 (dollars in thousands):

	Fair Value	Percentage
Construction & Building	$51,964	21.1%
Multisector Holdings	41,019	16.6
High Tech Industries	26,165	10.6
Healthcare & Pharmaceuticals	23,481	9.5
Services: Business	21,841	8.9
Hotel, Gaming & Leisure	12,337	5.0
Wholesale	12,278	5.0
Containers, Packaging & Glass	11,987	4.8
Consumer goods: Durable	9,520	3.8
Banking, Finance, Insurance & Real Estate	6,557	2.7
Consumer goods: Non-durable	6,164	2.5
Environmental Industries	5,846	2.4
Energy: Oil & Gas	5,626	2.3
Metals & Mining	3,530	1.4
Forest Products & Paper	2,991	1.2
Aerospace & Defense	2,942	1.2
Media: Broadcasting & Subscription	1,110	0.5
Automotive	1,043	0.4
Retail	343	0.1
Total	$246,744	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2019 (dollars in thousands):

	Fair Value	Percentage
Multisector Holdings	$69,949	17.6%
Construction & Building	59,608	15.0
Services: Business	49,512	12.5
High Tech Industries	38,254	9.6
Healthcare & Pharmaceuticals	25,698	6.5
Energy: Oil & Gas	23,632	6.0
Hotel, Gaming & Leisure	21,127	5.3
Wholesale	13,850	3.5
Services: Consumer	13,278	3.3
Containers, Packaging & Glass	12,637	3.2
Capital Equipment	10,680	2.7
Automotive	10,375	2.6
Banking, Finance, Insurance & Real Estate	10,000	2.5
Aerospace & Defense	8,604	2.2
Consumer goods: Non-durable	6,326	1.6
Consumer goods: Durable	6,170	1.6
Environmental Industries	3,991	1.0
Metals & Mining	3,436	0.9
Forest Products & Paper	2,830	0.7
Media: Broadcasting & Subscription	2,408	0.6
Chemicals, Plastics & Rubber	2,277	0.6
Media: Advertising, Printing & Publishing	1,715	0.4
Retail	532	0.1
Total	$396,889	100.0%

The following table sets forth certain information as of September 30, 2020 for each portfolio company in which we had an investment. Other than these investments, our only formal relationship with our portfolio companies is the managerial assistance that we provide upon request and the board observer or participation rights we may receive in connection with our investment.

Name of Portfolio Company	Sector	Security Owned	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	% of Net Assets

1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan A	9/30/2021	6.00%	$9,946,741	$—	0.0%
1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan B	9/30/2021	9.00%	25,937,520	—	0.0%
1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan C	9/30/2021	6.00%	1,231,932	1,166,763	0.8%
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility	9/30/2021	6.00%	3,554,069	3,554,069	2.4%
1888 Industrial Services, LLC	Energy: Oil & Gas	Equity			—	—	0.0%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan	7/22/2020	10.00%	11,105,630	1,110,563	0.7%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Preferred Equity Series A			1,600,000	—	0.0%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Preferred Equity Series AA			800,000	—	0.0%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Preferred Equity Series AAA			971,200	—	0.0%
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Equity			—	—	0.0%
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan	11/16/2022	6.75%	4,715,809	4,466,815	3.0%
Alpine SG, LLC	High Tech Industries	Senior Secured Incremental First Lien Term Loan	11/16/2022	9.50%	472,087	472,087	0.3%

Name of Portfolio Company	Sector	Security Owned	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	% of Net Assets

Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Delayed Draw Term Loan	11/16/2022	6.75%	2,277,293	2,157,052	1.4%
Alpine SG, LLC	High Tech Industries	Revolving Credit Facility	11/16/2022	9.50%	1,000,000	947,200	0.6%
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan	9/25/2023	9.50%	4,387,500	3,948,750	2.6%
Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan	12/17/2021	9.00%	12,780,349	11,898,505	7.9%
Avantor, Inc.	Wholesale	Equity			—	12,277,988	8.2%
Be Green Packaging, LLC	Containers, Packaging & Glass	Equity			—	—	0.0%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan	12/31/2020	10.00%	758,929	758,929	0.5%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan	12/31/2020	10.00%	8,412,596	5,047,557	3.4%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Equity			—	—	0.0%
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity			—	2,990,776	2.0%
CM Finance SPV, LLC	Banking, Finance, Insurance & Real Estate	Unsecured Debt	6/24/2021	3.00%	101,463	101,463	0.1%
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan	7/28/2025	8.25%	2,607,062	2,219,392	1.5%
Crow Precision Components, LLC	Aerospace & Defense	Equity			—	723,131	0.5%
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan	12/1/2022	10.00%	7,500,000	6,832,500	4.5%
DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan	11/13/2025	7.25%	4,962,500	4,786,331	3.2%
DataOnline Corp.	High Tech Industries	Revolving Credit Facility	11/13/2025	7.25%	535,714	510,357	0.3%
Dream Finders Homes, LLC	Construction & Building	Preferred Equity		8.00%	4,531,472	3,928,786	2.6%
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan	12/31/2021	13.74%	12,930,235	905,116	0.6%
Dynamic Energy Services International LLC	Energy: Oil & Gas	Equity			—	—	0.0%
Footprint Acquisition, LLC	Services: Business	Preferred Equity		8.75%	3,969,998	3,969,998	2.6%
Footprint Acquisition, LLC	Services: Business	Equity			—	1,960,830	1.3%
Global Accessories Group, LLC	Consumer goods: Non-durable	Equity			—	—	0.0%
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan	6/27/2023	8.37%	3,219,964	2,994,565	2.0%
Impact Group, LLC	Services: Business	Senior Secured First Lien Delayed Draw Term Loan	6/27/2023	8.37%	9,330,056	8,676,952	5.8%
InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan	8/18/2022	9.00%	12,098,406	11,987,100	8.0%
JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred		3.00%	1,795,034	1,795,034	1.2%
JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-1 Preferred		3.00%	232,292	232,292	0.2%
JFL-NGS Partners, LLC	Construction & Building	Equity			—	38,780,067	25.7%
JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity		6.00%	1,310,649	1,310,649	0.9%
JFL-WCS Partners, LLC	Environmental Industries	Equity			—	4,535,580	3.0%

Name of Portfolio Company	Sector	Security Owned	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	% of Net Assets

Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan	6/21/2023	15.00%	2,051,705	2,051,705	1.4%
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Delayed Draw Term Loan	6/21/2023	15.00%	515,699	515,699	0.4%
Kemmerer Operations, LLC	Metals & Mining	Equity			—	962,717	0.6%
Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants	2/19/2024		—	—	0.0%
Manna Pro Products, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loan	12/8/2023	7.00%	5,343,674	5,123,515	3.4%
Manna Pro Products, LLC	Consumer goods: Non-durable	Senior Secured First Lien Delayed Draw Term Loan	12/8/2023	7.00%	1,085,219	1,040,508	0.7%
MCC Senior Loan Strategy JV I LLC	Multisector Holdings	Equity			—	41,018,500	27.2%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan	12/31/2024	5.00%	6,565,875	4,530,078	3.0%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Super Priority DDTL	12/31/2024	5.00%	2,000,000	2,000,000	1.3%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan B	12/31/2024	10.25%	14,963,195	—	0.0%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan C	12/31/2024	13.00%	10,014,223	—	0.0%
NVTN LLC	Hotel, Gaming & Leisure	Equity			—	—	0.0%
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A	10/11/2021	10.50%	5,905,080	5,905,080	3.9%
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan B	10/11/2021	14.00%	7,783,840	6,794,514	4.5%
Path Medical, LLC	Healthcare & Pharmaceuticals	Warrants	1/9/2027		—	—	0.0%
Point.360	Services: Business	Senior Secured First Lien Term Loan	7/8/2020		2,777,366	186,083	0.1%
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt	7/31/2020		704,106	—	0.0%
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt	7/31/2021		761,905	—	0.0%
Redwood Services Group, LLC	Services: Business	Revolving Credit Facility	6/6/2023	7.00%	700,000	647,500	0.4%
Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt	8/31/2021	8.00%	488,750	—	0.0%
Seotowncenter, Inc.	Services: Business	Equity			—	686,834	0.5%
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan	9/1/2022	7.25%	4,776,955	4,733,962	3.1%
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Delayed Draw Term Loan	9/1/2022	7.25%	1,852,522	1,835,850	1.2%
SFP Holding, Inc.	Construction & Building	Equity			—	657,578	0.4%
SMART Financial Operations, LLC	Retail	Equity			—	343,000	0.2%
Stancor, Inc.	Services: Business	Equity			—	150,374	0.1%
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan	8/18/2025	10.00%	1,000,000	926,500	0.6%
URT Acquisition Holdings Corporation	Services: Business	Unsecured Debt	6/23/2021	10.00%	2,567,929	2,567,929	1.7%
US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan	6/17/2021	10.00%	5,123,913	5,123,913	3.4%

Name of Portfolio Company	Sector	Security Owned	Maturity	Interest Rate(1)	Principal Due at Maturity	Fair Value	% of Net Assets

US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Equity			—	1,332,000	0.9%
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan	4/28/2023	12.00%	1,014,440	1,014,440	0.7%
Velocity Pooling Vehicle, LLC	Automotive	Equity			—	12,841	0.0%
Velocity Pooling Vehicle, LLC	Automotive	Warrants	3/30/2028		—	15,354	0.0%
Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan	9/26/2024	7.25%	3,519,878	3,519,878	2.3%
Walker Edison Furniture Company LLC	Consumer goods: Durable	Equity			—	6,000,000	4.0%
Watermill-QMC Midco, Inc.	Automotive	Equity			—	—	0.0%

(1)All interest is payable in cash and/or PIK, and all London Interbank Offering Rate (“LIBOR”) represents 1 Month LIBOR and 3 Month LIBOR unless otherwise indicated. For each debt investment, we have provided the current interest rate as of September 30, 2020.

As of September 30, 2020, our income-bearing investment portfolio, which represented 61.2% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 8.5%, and 87.4% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, while 12.6% of our income-bearing investment portfolio bore interest at fixed rates. As of September 30, 2019, the weighted average yield based upon cost of our total portfolio was approximately 9.5%. The weighted average yield of our total portfolio does not represent the total return to our stockholders. The weighted average yield on income producing investments is computed based upon a combination of the cash flows to date and the contractual interest payments, principal amortization and fee notes due at maturity without giving effect to closing fees received, base management fees, incentive fees or general fund related expenses. For each floating rate loan, the projected fixed-rate equivalent coupon rate used to forecast the interest cash flows was calculated by adding the interest rate spread specified in the relevant loan document to the fixed-rate equivalent floating rate, duration-matched to the specific loan, adjusted by the floating rate floor and/or cap in place on that loan.

Overview of Portfolio Companies

Set forth below is a brief description of the business of our portfolio companies as of September 30, 2020:

Portfolio Company	Brief Description of Portfolio Company

1888 Industrial Services, LLC	1888 Industrial Services, LLC (“1888”) provides field support services to oil and gas independent producers, drilling companies and midstream companies in the Denver-Julesburg Basin and Permian Basin. 1888 builds, repairs, modifies and maintains oil and gas production equipment, sites, wells and pipelines.
Access Media Holdings, LLC	Access Media Holdings, LLC (d/b/a Access Media 3, Inc.) headquartered in Oak Brook, IL, is a triple-play provider of digital satellite television, high speed internet and voice services to the residential multi-dwelling unit market in the United States.
Alpine SG, LLC	Alpine SG, LLC ("Alpine SG") is an aggregator of niche, vertically oriented software businesses. Each acquired business operates independently with oversight from the Alpine SG management team.
American Dental Partners, Inc.	American Dental Partners, Inc., founded in 1995 and headquartered in Wakefield, MA, provides dental groups with critical administrative functions, enabling dentists to focus on clinical care.
Autosplice, Inc.	Autosplice, Inc. (“Autosplice”), founded in 1954 and headquartered in San Diego, CA, is a global supplier of highly engineered, mission-critical electrical interconnectors to OEMs and Tier 1 suppliers. Autosplice serves a wide variety of end-markets, providing the automotive, industrial, telecommunications, medical, transportation, consumer, and other applications.
Avantor, Inc.	Avantor, Inc. is a global provider of products and services to the biopharma, healthcare, education & government, and advanced technologies & applied materials industries.
Be Green Packaging, LLC	Be Green Packaging, LLC, founded in 2007 and headquartered in Thousand Oaks, CA, designs and manufactures sustainable, tree-free, molded fiber products and packaging for the food service and consumer packaged goods end markets.
Black Angus Steakhouses, LLC	Black Angus Steakhouses, LLC, founded in 1964 and headquartered in Los Altos, CA, operates restaurants across six states including California, Arizona, Alaska, New Mexico, Washington, and Hawaii.
Caddo Investors Holdings 1 LLC	Caddo Investors Holdings 1 LLC (d/b/a TexMark Timber Treasury, L.P.), consists of ~1.1 million acres of high quality and relatively young timber lands located in East Texas.
CM Finance SPV LLC	CM Finance SPV LLC is a wholly-owned subsidiary of Investcorp Credit Management BDC, Inc., a specialty finance company that invests primarily in the debt of U.S. middle-market companies.
CPI International, Inc.	CPI International, Inc., headquartered in Palo Alto, CA. develops and manufactures microwave, radio frequency, power, and control products for critical communications, defense and medical applications.
Crow Precision Components, LLC	Crow Precision Components, LLC is a Fort Worth, TX based forger of aluminum and steel used for mission critical aircraft components, among other end markets.

Portfolio Company	Brief Description of Portfolio Company

CT Technologies Intermediate Holdings, Inc.	CT Technologies Intermediate Holdings, Inc., founded in 1976 and located in Alpharetta, GA, is a provider of outsourced release-of-information services, which involves the interaction between healthcare providers, who possess protected medical information, and authorized requestors, who are entitled to receive that information for various commercial, legal, or personal purposes.
DataOnline Corp.	DataOnline Corp. ("DataOnline") is a global provider of M2M solutions specifically for the monitoring of both fixed and mobile remote industrial assets. DataOnline specializes in robust and reliable devices & sensors, remote data collection, global wireless communications & web-based applications.
Dream Finders Homes, LLC	Dream Finders Homes, LLC ("DFH"), founded in 2009 and headquartered in Jacksonville, FL, is a residential home builder currently operating in the greater Jacksonville, Orlando, Colorado, Savannah, Austin, and Washington DC markets. DFH builds both single-family homes and townhomes.
Dynamic Energy Services International LLC	Dynamic Energy Services International LLC, headquartered in New Orleans, LA, is a provider of full-service fabrication, construction and maintenance services to a broad range of worldwide markets including oil and gas, industrial and petrochemical markets.
Footprint Acquisition, LLC	Footprint Acquisition, LLC is a provider of in store merchandising and logistics solutions to major retailers and consumer packaged goods manufacturers.
Global Accessories Group, LLC	Global Accessories Group, LLC, headquartered in New York City, designs, manufactures, and sells custom-themed jewelry and accessory collections. These collections are tailored to leading retailers in the specialty, department store, off-price and juniors markets.
Impact Group, LLC	Impact Group, LLC is a Boise, Idaho based sales and marketing agency providing outsourced sales, marketing and merchandising services to consumer packaged goods manufacturers.
InterFlex Acquisition Company, LLC	InterFlex Acquisition Company, LLC, headquartered in Wilkesboro, NC, is a comprehensive provider of specialized printed and converted flexible packaging solutions for food and consumer packaged goods producers throughout the USA and UK.
JFL-NGS Partners, LLC	JFL-NGS Partners, LLC (d/b/a NorthStar Group Services, Inc.), is a one-stop provider of demolition and environmental remediation services including demolition, asset & scrap recovery, abatement of asbestos, lead, and mold, and disaster response.
JFL-WCS Partners, LLC	JFL-WCS Partners, LLC (d/b/a Waste Control Specialists LLC) operates a state-of-the-art facility for the processing, treatment, storage and disposal of LLRW, hazardous waste, and mixed hazardous and radioactive wastes.
Kemmerer Operations, LLC	Kemmerer Operations, LLC, location in Wyoming, is a producer of high-value thermal coal and surface-mined coal.
Lighting Science Group Corporation	Lighting Science Group Corporation (“LSG”) is a light emitting diode (“LED”) lighting technology company. LSG designs, develops and markets general illumination products that exclusively use LEDs as their light source. The LSG’s product portfolio includes LED-based retrofit lamps (replacement bulbs) used in existing light fixtures as well as purpose-built LED-based luminaires (light fixtures).
Manna Pro Products, LLC	Manna Pro Products, LLC (“Manna Pro”), founded in 1985 and headquartered in Chesterfield, MO, is a manufacturer and distributor of pet nutrition and care products. Manna Pro targets five core animal end markets: dog & cat, horse, backyard chicken, other backyard pets and deer.
MCC Senior Loan Strategy JV I LLC	MCC Senior Loan Strategy JV I LLC commenced operations on July 15, 2015 and generates current income and capital appreciation by investing primarily in the debt of privately-held middle market companies in the United States with a focus on senior secured first lien term loans (see Note 3 "Investments" in Item 8. "Consolidated Financial Statements and Supplementary Data").
NVTN LLC	NVTN LLC (d/b/a “Dick’s Last Resort”), established in 1985 and headquartered in Nashville, TN, is a “eatertainment” restaurant concept with locations throughout the US, mostly in budget friendly tourist destinations. DLR has developed an identifiable brand for its high-energy, unique themed restaurant concept that targets tourists and business travelers in high foot traffic locations.
Path Medical, LLC	Path Medical, LLC, founded in 1993, is a provider of fully-integrated acute trauma treatment and diagnostic imaging solutions to patients injured in automobile and non-work related accidents throughout Florida.
Point.360	Point.360, headquartered in Los Angeles, CA is a full-service content management company with several facilities strategically located throughout Los Angeles supporting all aspects of postproduction.
RateGain Technologies, Inc.	RateGain Technologies, Inc. provides hospitality and travel technology solutions for revenue management decision support, rate intelligence, electronic distribution and brand engagement helping customers across the world in streamlining their operations and sales.
Redwood Services Group, LLC	Redwood Services Group, LLC is a group of regional IT managed service providers that provide fully outsourced IT services to small and medium sized businesses.
Sendero Drilling Company, LLC	Sendero Drilling Company, LLC is a land drilling contractor headquartered in San Angelo, TX.
Seotowncenter, Inc.	Seotowncenter, Inc. is a tech-enabled business services company that delivers white label search engine optimization and local search and digital campaign fulfillment to the small and midsize business market.
SFP Holding, Inc.	SFP Holding, Inc. is a provider of fire and life safety security systems.
SMART Financial Operations, LLC	SMART Financial Operations, LLC, headquartered in Orlando, FL, is a specialty retail platform initially comprised of three distinct retail pawn store chains and a pawn industry consulting firm.
Stancor, Inc.	Stancor, Inc., founded in 1985 and based out of Monroe, CT, is a designer and manufacturer of electric submersible pumps, control, accessories, and parts.
Starfish Holdco, LLC	Starfish Holdco, LLC (d/b/a Syncsort or Precisely) through its subsidiaries is a global software company specializing in Big Data, high speed sorting products, data protection, data quality and integration software and services, for mainframe, power systems and open system environments to enterprise customers.

Portfolio Company	Brief Description of Portfolio Company

URT Acquisition Holdings Corporation	URT Acquisition Holdings Corporation (d/b/a United Road Towing or “URT”) headquartered in Mokena, IL is an integrated towing company in the United States. URT provides a complete range of towing, vehicle storage and vehicle auction services.
US Multifamily, LLC	US Multifamily, LLC (“US Multifamily”) is a real estate platform focused on distressed multifamily assets primarily located in the Southeastern United States.
Velocity Pooling Vehicle, LLC	Velocity Pooling Vehicle, LLC, headquartered in Coppell, TX, is a manufacturer, distributor and retailer of branded aftermarket products for the powersports industry. The Company's brands include Vance & Hines, Kuryakyn, Mustang, Performance Machine, and others.
Walker Edison Furniture Company LLC	Walker Edison Furniture Company LLC ("Walker Edison") is an e-commerce furniture platform exclusively selling through the websites of top online retailers. Walker Edison operates a data-driven business model to sell a variety of home furnishings in the discount category including TV stands, bedroom furniture, chairs & tables, desks and other.
Watermill-QMC Midco, Inc.	Watermill-QMC Midco, Inc. (d/b/a Quality Metalcraft, Inc.), founded in 1964 and headquartered in Livonia, MI, is a provider of complex assemblies for specialty automotive production, prototype and factory assist applications.

THE ADVISER

MCC Advisors currently serves as our investment adviser and is registered with the SEC as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors, MCC Advisors manages the day-to-day operations of, and provides investment advisory and management services to us pursuant to an investment management agreement by and between the Company and MCC Advisors. Effective January 1, 2021, however, we will be internally managed. See “- Internalized Management Structure” below.

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

For the year ended September 30, 2020, the Company incurred net base management fees payable to MCC Advisors of $6.4 million and did not incur any incentive fees related to pre-incentive fee net investment income.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee effective as of January 1, 2016 pursuant to the Fee Waiver Agreement:

Pre-incentive Fee Net Investment Income
(Expressed as a Percentage of the Value of Net Assets)

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee:

•Quarter 1
•Net Asset Value at the start of Quarter 1 = $100.0 million (1 million shares)
•Quarter 1 Ordinary Income = $5.0 million
•Quarter 1 Issue 1 million shares at $101 per share = $1.0 million
•Quarter 1 Capital Gain = $1.0 million
•Quarter 1 Hurdle Amount = $1.5 million (calculated based on a quarterly 1.5% hurdle rate)
•Quarter 1 Catchup Amount = $1.81818 million (calculated based on a quarterly 1.81818% rate)
•Quarter 2
•Net Asset Value at the start of Quarter 2 = $100.0 million (1 million shares)
•Quarter 2 Ordinary Income = $1.5 million
•Quarter 2 Capital Gain = $1.0 million
•Quarter 2 Hurdle Amount = $1.5 million (calculated based on a quarterly 1.5% hurdle rate)
•Quarter 2 Catchup Amount = $1.81818 million (calculated based on a quarterly 1.81818% rate)
•Quarter 3
•Net Asset Value at the start of Quarter 3 = $100.0 million (1 million shares)
•Quarter 3 Ordinary Income = $4.0 million
•Quarter 3 Repurchase 500,000 shares at $99 per share = $0.50 million
•Quarter 3 Capital Loss = ($8.0) million
•Quarter 3 Hurdle Amount = $1.5 million (calculated based on a quarterly 1.5% hurdle rate)

•Quarter 3 Catchup Amount = $1.81818 million (calculated based on a quarterly 1.81818% rate)
•Quarter 4
•Net Asset Value at the start of Quarter 4 = $100.0 million (1 million shares)
•Quarter 4 Ordinary Income = $4.0 million
•Quarter 4 Capital Gain = $3.0 million
•Quarter 4 Hurdle Amount = $1.5 million (calculated based on a quarterly 1.5% hurdle rate)
•Quarter 4 Catchup Amount = $1.81818 million (calculated based on a quarterly 1.81818% rate)

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

•calculating our net asset value (“NAV”) (including the cost and expenses of any independent valuation firms);

•expenses, including travel expense, incurred by MCC Advisors or payable to third parties performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•interest payable on debt incurred to finance our investments;

•the costs of  all offerings of common shares and other securities;

•the base management fee and any incentive management fee;

•distributions on our shares;

•administration fees payable under our administration agreement;

•the allocated costs incurred by MCC Advisors as our administrator in providing managerial assistance to those portfolio companies that request it;

•amounts payable to third parties relating to, or associated with, making investments;

•transfer agent and custodial fees;

•all registration and listing fees;

•U.S. federal, state and local taxes;

•independent directors’ fees and expenses;

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

Duration and Termination

The investment management agreement was initially approved by our board of directors on November 3, 2010 and was executed on January 11, 2011. Pursuant to its terms and under the 1940 Act, the investment management agreement had an initial two-year term, and then was subject to an annual approval by our board of directors. Unless terminated earlier as described below, it will continue in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment management agreement will automatically terminate in the event of its assignment. The investment management agreement may be terminated by either party without penalty upon not more than 30 days’ written notice to the other.

Board Approval of the Investment Management Agreement

On January 15, 2020, the Company’s board of directors, including all of the independent directors, approved the renewal of the investment management agreement through the later of April 1, 2020 or so long as the Amended MCC Merger Agreement, was in effect, but no longer than a year; provided that, if the Amended MCC Merger Agreement were to be terminated by Sierra, then the termination of the investment management agreement would be effective on the 30th day following receipt of Sierra’s notice of such termination to the Company. In that regard, on May 1, 2020, the Company received a notice of termination of the Amended MCC Merger Agreement from Sierra. Under the Amended MCC Merger Agreement, either party was permitted, subject to certain conditions, to terminate the Amended MCC Merger Agreement if the merger was not consummated by March 31, 2020. As result of the termination by Sierra of the Amended MCC Merger Agreement on May 1, 2020, the investment management agreement would have been terminated effective as of May 31, 2020, without further action by our board of directors. On May 21, 2020, our board of directors, including all of the independent directors, extended the term of the investment management agreement through the end of the quarter ended June 30, 2020. On June 15, 2020, our board of directors, including all of the independent directors, extended the term of the investment management agreement through the end of the quarter ended September 30, 2020. On September 29, 2020, our board of directors, including all of the independent directors, extended the term of the investment management agreement through the end of the quarter ended December 31, 2020.

Expense Support Agreement

On June 12, 2020, the Company entered into an expense support agreement (the “Expense Support Agreement”) with MCC Advisors and Medley LLC, pursuant to which MCC Advisors and Medley LLC agreed (jointly and severally) to cap the management fee and all of the Company’s other operating expenses (except interest expenses, certain extraordinary strategic transaction expenses, and other expenses approved by the special committee of the board of directors, comprised solely of directors who are not “interested persons” of the Company as such term is defined in Section 2(a)(19) of the 1940 Act (the “Special Committee”) (as described in Note 10)) at $667,000 per month (the “Cap”). Under the Expense Support

Agreement, the Cap became effective on June 1, 2020 and expired on September 30, 2020. On September 29, 2020, the board of directors, including all of the independent directors, extended the term of the Expense Support Agreement through the end of quarter ending December 31, 2020.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to the administration agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staff. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the years ended September 30, 2020, 2019 and 2018, we incurred $2.2 million, $3.3 million, and $3.6 million in administrator expenses, respectively.

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

Internalized Management Structure

On November 18, 2020, the board of directors approved adoption of an internalized management structure effective January 1, 2021. The new management structure will replace the current investment management and administration agreements with MCC Advisors, which expire on December 31, 2020. The board approved the establishment of a committee, consisting of Arthur Ainsberg, Karin Hirtler-Garvey, Lowell Robinson and Howard Amster, to oversee the transition to the internalized management structure.

To lead the internalized management team, the board appointed David Lorber, who has served as an independent director of the Company since April 2019, as interim Chief Executive Officer and Ellida McMillan, who previously served as Chief Financial Officer and Chief Operating Officer of Alcentra Capital Corporation, a NASDAQ-traded BDC, from April 2017 until it merged into Crescent Capital BDC, Inc. in February 2020, as Chief Financial Officer of the Company, each effective January 1, 2021. Mr. Lorber will be paid an annual base salary of $425,000, and Ms. McMillan will be paid an annual base salary of $300,000, and each will be eligible for a discretionary cash bonus.

The internalized management team will be responsible for the day-to-day management and operations of the Company, under the oversight of the board. As part of the team, we have engaged a senior investment professional with significant credit experience to serve as the lead portfolio strategist, and retained Alaric Compliance Services, LLC, whose officer will serve as the Company’s Chief Compliance Officer. The Company has also entered into a fund accounting servicing agreement and an administration servicing agreement on customary terms with U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services. The remainder of the team members are in the process of being assembled.

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

On March 23, 2018, the SBCA was signed into law and, among other things, instructs the SEC to issue rules or amendments to rules allowing BDCs to use the same registration, offering and communication processes that are available to operating companies. The rules and amendments specified by the SBCA became self-implementing on March 24, 2019. On April 8, 2020, the SEC adopted rules and amendments to implement certain provisions of the SBCA (the “Final Rules”) that, among other things, modify the registration, offering, and communication processes available to BDCs relating to: (i) the shelf offering process to permit the use of short-form registration statements on Form N-2 and incorporation by reference; (ii) the ability to qualify for well-known seasoned issuer status; (iii) the immediate or automatic effectiveness of certain filings made in connection with continuous public offerings; and (iv) communication processes and prospectus delivery. In addition, the SEC adopted rules that will require BDCs to comply with certain structured data and inline XBRL requirements. The Final Rules generally became effective on August 1, 2020, except that a BDC eligible to file short-form registration statements on Form N-2, like the Company, must comply with the Inline XBRL structure data requirements for its financial statements, registration statement cover page, and certain prospectus information by August 1, 2022

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

▪is organized under the laws of, and has its principal place of business in, the United States;

▪is not an investment company (other than a small business investment company wholly owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

▪satisfies either of the following:

•has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or

•is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.

(2)Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(3)Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

(4)Securities of any eligible portfolio company which we control.

(5)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(6)Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

Taxation as a RIC

As a RIC, if we satisfy the Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we timely distribute to stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed to our stockholders.

Medley Capital will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least the sum of 98% of its ordinary income in any calendar year, 98.2% of its capital gain net income for each one-year period ending on October 31, and any income and capital gain net income that the Company recognized in preceding years, but were not distributed during such years, and on which the Company did not pay U.S. federal income tax. Depending on the level of investment company taxable income (“ICTI”) earned in a tax year and the amount of net capital gains recognized in such tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. In order to eliminate our liability for income tax, and to the extent necessary to maintain our qualification as a RIC, any such carryover ICTI and net capital gains must be distributed before the end of that next tax year through a dividend declared prior to the 15th day of the 9th month after the close of the taxable year in which such ICTI was generated. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for U.S. federal excise tax purposes, the Company accrues U.S. federal excise tax, if any, on estimated excess taxable income as taxable income is earned.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;

•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and

•diversify our holdings so that at the end of each quarter of the taxable year:

•at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

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

Some of the income and fees that we may recognize will not satisfy the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay corporate level U.S. federal income tax on their earnings, which ultimately will reduce our return on such income and fees.

Failure to Qualify as a RIC

If we were unable to continue to qualify for treatment as a RIC, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate level U.S. federal income tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of coronavirus (“COVID-19”) that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the COVID-19 globally could lead to a world-wide economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the United States and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The COVID-19 outbreak continues to have, and any future outbreaks could have, an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. With respect to the U.S. credit markets (in particular for middle market loans), the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility; and (iv) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses. These and future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our stockholders and our independent directors. Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The current market and future market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in a rising interest rate environment. If any of these conditions appear, they may have an adverse effect on our business, financial condition, and results of operations. These events could limit our investment originations, limit our ability to increase returns to equity holders through the effective use of leverage, and negatively impact our operating results.

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

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. In December 2019, COVID-19 surfaced in China and has since spread and continues to spread to other countries, including the United States. COVID-19 spread quickly and has been identified as a global pandemic by the World Health Organization The COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. In response, beginning in March 2020, in affected jurisdiction including the United States, unprecedented actions were and continue to be taken by governmental authorities and businesses, including quarantines, “stay at home” orders, travel and hospitality restrictions and bans, and the temporary closures and limited operations of many businesses (including corporate offices, retail stores, restaurants, fitness clubs, manufacturing facilities and factories, and other businesses). The actions to contain the COVID-19 pandemic vary by country and by state in the United States. COVID-19 has caused the effective cessation of all business activity deemed non-essential by such governmental authorities. While certain state and local governments across the United States have taken steps to re-open their economies by lifting “stay at home” orders and re-opening businesses, a number of states and local governments have needed to pause or slow the re-opening or impose new shut-down orders as the number of cases of COVID-19 has continued to rise. COVID-19 and the resulting economic dislocations have had and continue to have adverse consequences for the business operations and financial performance of some of our portfolio companies, which may, in turn impact the valuation of our investments and have adversely affected, and threaten to continue to adversely affect, our operations. Local, state and federal and numerous non-U.S. governmental authorities have imposed travel and hospitality restrictions and bans, business closures or limited business operations and other quarantine measures on businesses and individuals that remain in effect on the date of this Annual Report on Form 10-K. We cannot predict the full impact of COVID-19, including the duration and the impact of the closures and restrictions described above. As a result, we are unable to predict the duration of these business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. With respect to loans to portfolio companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for PIK interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business, or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause. Portfolio companies may also be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries, such as travel and hospitality, to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them.

The Company will also be negatively affected if the operations and effectiveness of MCC Advisors or our portfolio companies (or any of the key personnel or service providers of the foregoing) are compromised or if necessary or beneficial systems and processes are disrupted as a result of stay-at-home orders or other related interruptions to business operations.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the U.S. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, the COVID-19 pandemic outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. The COVID-19 pandemic has impacted the U.S. credit markets (in particular for middle market loans). See “We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations” and “Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.”

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies and, in many instances, the impact will be adverse and profound. The effects of the COVID-19 pandemic may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to repay debt obligations, on a timely basis or at all, or (iv) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us.

Further downgrades of the U.S. credit rating, automatic spending cuts, or another government shutdown could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. The recent global outbreak of COVID-19 has disrupted economic markets, and the prolonged economic impact is uncertain. Many manufacturers of goods in China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. As the impact of COVID-19 spreads to other parts of the world, similar impacts may occur with respect to affected countries. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

Risks Related to Our Business

We have determined to internalize our operating structure, including our management and investment functions, with the expectation that we will be able to operate more efficiently with lower costs, but this may not be the case.

On November 18, 2020, the board of directors approved adoption of an internalized management structure, effective January 1, 2021. There can be no assurances that internalizing our management structure will be beneficial to us and our stockholders, as we may incur the costs and experience the risks discussed below, and we may not be able to effectively replicate the services previously provided to us by our former investment adviser and administrator, MCC Advisors.

While we will no longer bear the costs of the various fees and expenses we previously paid to MCC Advisors under their investment management and administration agreements, our direct expenses will substantially increase. These will include general and administrative costs, legal, accounting and other governance expenses, SEC reporting and compliance costs, and costs and expenses related to managing our portfolio. Certain of these costs may be greater during the early stages of the transition process. We will also incur the compensation and benefits costs of our officers and other employees and consultants. In addition, we may be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.
We may also experience operational disruptions as we transition from external to internal management, and we could fail to effectively manage our internalization over the longer term, all of which could adversely affect our performance.
If the expenses we incur as a result of our internalization are higher than the expenses we would have paid and/or reimbursed to MCC Advisors, our earnings per share may be lower, potentially decreasing the funds available for distribution, and our share value could suffer.
As an internally managed BDC, we will become dependent upon our management team and other professionals, and if we are not able to hire and retain qualified personnel, we will not realize the anticipated benefits of the internalization.

Our ability to achieve our investment objectives and to make distributions to our stockholders will depend upon the performance of our management team and professionals. In connection with internalizing our operating structure, we may experience difficulty identifying, engaging and retaining management, investment and general and administrative personnel, with the necessary expertise and credit-related investment experience.
As an internally managed BDC, our ability to offer more competitive and flexible compensation structures, such as offering both a profit-sharing plan and an equity incentive plan, will be subject to the limitations imposed by the 1940 Act, which could limit our ability to attract and retain talented investment management professionals.
If we are unable to attract and retain the necessary talent required to internally manage our Company, we will not realize the anticipated benefits of the internalization, and the results of our operation could deteriorate.

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

We have borrowed funds, including through the issuance of $77.8 million and $74.0 million in aggregate principal amount of 6.125% unsecured notes due March 30, 2023 (the "2023 Notes") and 6.50% unsecured notes due January 30, 2021 (the "2021 Notes" and together with the 2023 Notes, the "Notes"), respectively, to leverage our capital structure, which is generally considered a speculative investment technique. In addition, although we voluntarily satisfied and terminated our Revolving Credit Facility in September 2018, we may replace the facility with another revolving or other credit facility. As a result:

•our common stock may be exposed to an increased risk of loss because a decrease in the value of our investments may have a greater negative impact on the value of our common stock than if we did not use leverage;

•if we do not appropriately match the assets and liabilities of our business, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

•our ability to pay distributions on our common stock may be restricted if our asset coverage ratio with respect to each of our outstanding senior securities representing indebtedness and our outstanding preferred shares, as defined by the 1940 Act, is not at least 200% and any amounts used to service indebtedness or preferred stock would not be available for such distributions;

•any credit facility to which we became a party may be subject to periodic renewal by our lenders, whose continued participation cannot be guaranteed;

•any credit facility to which we became a party may contain covenants restricting our operating flexibility;

•we, and indirectly our stockholders, bear the cost of issuing and paying interest or dividends on such securities; and

•any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common shares.

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

As of September 30, 2020, the Company’s asset coverage was 199.2% after giving effect to leverage and therefore the Company’s asset coverage is below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders, including the payment of any dividend, and may not employ further leverage until the Company’s asset coverage is at least 200% after giving effect to such leverage.

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

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio.

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

Actions by the ICE Benchmark Administration, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

In the United States, the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. In addition, on March 25, 2020, the U.K. Financial Conduct Authority stated that, although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the U.K. Financial Conduct Authority will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

The Company intends to monitor the developments with respect to the scheduled phasing out of LIBOR after 2021 and work with its portfolio companies and lenders to ensure such transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

If our investments are not managed effectively, we may be unable to achieve our investment objective.

Our ability to achieve our investment objective will depend on our ability to manage our business, which, prior to the internalization of our management and investment functions that will become effective on January 1, 2021, depended, in turn, on the ability of MCC Advisors to identify, invest in and monitor companies that meet our investment criteria. MCC Advisors’ senior management team is comprised of members of the senior management team for Medley LLC, and they manage other investment funds.

Following the internalization, our ability to manage our business will depend on the new internalized management team. Accomplishing this result largely will be a function of the internalized management team's ability to provide quality and efficient services to us. They may also be required to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow our rate of investment. Any failure to manage our business effectively could have a material adverse effect on our business, financial condition and results of operations.

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

When possible, we intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. As of September 30, 2020, the Company’s asset coverage was 199.2% after giving effect to leverage and therefore the Company’s asset coverage is below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. If we use leverage to partially finance our investments, which we have done historically, you will experience increased risks of investing in our securities. We issued the Notes and may issue other debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause our NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.

As of September 30, 2020, there was $151.9 million of outstanding Notes. The weighted average interest rate charged on our borrowings as of September 30, 2020 was 6.4% (exclusive of debt issuance costs). We will need to generate sufficient cash flow to make these required interest payments. In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on total assets of at least 3.9% as of September 30, 2020. If we are unable to meet the financial obligations under the Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on the outstanding Notes to be due and payable immediately. If we are unable to meet the financial obligations under any credit facility we enter into, the lenders thereunder would likely have a superior claim to our assets over our stockholders.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)
(net of expenses)

	(10)%	(5)%	0%	5%	10%
Corresponding net return to common stockholder	(26.8)%	(16.6)%	(6.4)%	3.7%	13.9%

(1)Assumes $306.1 million in total assets, $151.9 million in debt outstanding, $150.6 million in net assets, and a weighted average interest rate of 6.4%. Actual interest payments may be different.

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

A substantial portion of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, our board of directors will determine the fair value of these securities in good faith pursuant to our valuation policy. In connection with that determination, investment professionals from MCC Advisors prepare portfolio company valuations based upon the most recent financial statements available and projected financial results of each portfolio company. In addition, certain members of our board of directors, including Brook Taube and Seth Taube, have a pecuniary interest in MCC Advisors. The participation of MCC Advisors’ investment professionals in our valuation process, and the pecuniary interest in MCC Advisors by certain members of our board of directors, could result in a conflict of interest as the management fee that we will pay MCC Advisors is based on our gross assets.

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

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•sudden electrical or telecommunications outages;

•natural disasters such as earthquakes, tornadoes and hurricanes;

•disease pandemics (including the COVID-19 outbreak);

•events arising from local or larger scale political or social matters, including terrorist acts; and

•cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay distributions to our stockholders.

A failure of cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering, malware and computer virus attacks, or system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

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

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business work forces (including requiring employees to work from external locations and their homes). Accordingly, the risks described above are heightened under current conditions.

Our business and operations could be negatively affected if we become subject to any securities class actions and derivative lawsuits, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

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

As of September 30, 2020, approximately 2.3% of our portfolio at fair value is invested in energy-related businesses. A decline in oil and natural gas prices would adversely affect the credit quality of these investments. A decrease in credit quality would, in turn, negatively affect the fair value of these investments, which would consequently negatively affect the Company's financial position and results of operations. Should the current decline in oil and natural gas prices persist, it is likely that the Company's energy-related portfolio companies' abilities to satisfy financial or operating covenants imposed by the Company or other lenders will be adversely affected, thereby negatively impacting the Company's financial condition and their ability to satisfy their debt service and other obligations to the Company. The COVID-19 outbreak has adversely impacted energy-related businesses and accordingly the foregoing risks are heightened under the current conditions.

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

Our business requires a substantial amount of capital to operate and grow. We may acquire additional capital from the issuance of senior securities (including debt and preferred stock), the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations. As of September 30, 2020, the Company’s asset coverage was 199.2% after giving effect to leverage and therefore the Company’s asset coverage is below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders, including the payment of any dividend, and may not employ further leverage until the Company’s asset coverage is at least 200% after giving effect to such leverage.

•Senior Securities. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, such securities would rank “senior” to common stock in our capital structure, resulting in preferred stockholders having separate voting rights and possibly rights, preferences or privileges more favorable than those granted to holders of our common stock. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest.

•Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below NAV without first obtaining required approvals from our stockholders and our independent directors. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities at the relevant time. We may also make rights offerings to our stockholders at prices per share less than the NAV per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and such stockholders may experience dilution.

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

The impact of financial reform legislation on us is uncertain.

The Dodd-Frank Reform Act became effective on July 21, 2010. Many provisions of the Dodd-Frank Reform Act have delayed effective dates or have required extensive rulemaking by regulatory authorities. The recent presidential and congressional elections may cause uncertainty regarding the implementation of the Dodd-Frank Reform Act and other financial reform rulemaking. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended, or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations or financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

We cannot predict how tax reform legislation will affect the Company, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on the Company. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Congress passed tax reform legislation in December 2017, which the President signed into law. This legislation made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisors regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Legislation that became effective in 2018 may allow the Company to incur additional leverage, which could increase the risk of investing in the Company.

The 1940 Act generally prohibits the Company from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of MCC’s assets). However, in March 2018, the SBCA was signed into law, which included various changes to regulations under the federal securities laws that impact BDCs. The SBCA included changes to the 1940 Act to allow BDCs to decrease their asset coverage requirement from 200% to 150%, if certain requirements are met. Under the 1940 Act, the Company is allowed to increase its leverage capacity if our stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the 1940 Acts allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after the one-year anniversary of such proposal. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

Leverage is generally considered a speculative investment technique and increases the risk of investing in our securities. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, our stockholders will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the NAV attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect the Company’s ability to pay common stock dividends, scheduled debt payments or other payments related to our securities.

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

We will become subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a regulated investment company under Subchapter M of the Code or satisfy regulated investment company distribution requirements.

We have elected, and intend to qualify annually thereafter, to be treated as a RIC under Subchapter M of the Code. No assurance can be given that we will be able to maintain our qualification as a RIC. To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•The annual distribution requirement for a RIC is satisfied if we timely distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized short-term capital gains in excess of realized net long-term capital losses. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.

•The source of income requirement is satisfied if we obtain at least 90% of our gross income for each taxable year from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or foreign currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or the 90% Income Test.

•The asset diversification requirement is satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”). In addition, no more than 25% of the value of our assets can be invested in the securities, other than U.S Government securities or securities of other RICs, (1) of one issuer (2) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (3) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.

If we fail to qualify for RIC tax treatment for any reason or are subject to corporate-level U.S. federal income tax, the resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. In addition, to the extent we had unrealized gains, we would have to establish deferred tax liabilities for taxes, which would reduce our NAV accordingly. In addition, our stockholders would lose the tax credit realized when we, as a RIC, decide to retain the net realized capital gain and make deemed distributions of net realized capital gains, and pay taxes on behalf of our stockholders at the end of the tax year. The loss of this pass-through tax treatment could have a material adverse effect on the total return of an investment in our common stock

Risks Relating to an Investment in Our Securities

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

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of the companies;

•changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to BDCs or RICs;

•loss of our qualification as a RIC or BDC;

•changes in earnings or variations in operating results;

•changes in the value of our portfolio of investments;

•changes in accounting guidelines governing valuation of our investments;

•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•departure of MCC Advisors’ or any of its affiliates’ key personnel;

•operating performance of companies comparable to us;

•general economic trends and other external factors;

•loss of a major funding source; and

•the length and duration of the COVID-19 outbreak in the U.S. as well as worldwide and the magnitude of the economic impact of that outbreak.

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

The indenture under which the Notes were issued offers limited protection to holders of the Notes. The terms of the indenture and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the Notes. In particular, the terms of the indenture and the Notes place no restrictions on our or our subsidiaries’ ability to:

•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. As of September 30, 2020 the Company’s asset coverage was 199.2% after giving effect to leverage and therefore the Company is prohibited from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities;

•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. As of September 30, 2020, the Company’s asset coverage was 199.2% after giving effect to leverage and therefore the Company is prohibited from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock;

•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•enter into transactions with affiliates;

•create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•make investments; or

•create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

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

Although the Notes are listed on the New York Stock Exchange ("NYSE") under the symbols “MCV,” in the case of the 2023 Notes, and “MCX,” in the case of the 2021 Notes, we cannot provide any assurances that an active trading market will develop or be sustained for the Notes or that you will be able to sell your Notes. At various times, the Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market is not sustained, the liquidity and trading price for the Notes may be harmed.

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

GENERAL RISK FACTORS

We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations.

From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of coronavirus (“COVID-19”) that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the COVID-19 globally could lead to a world-wide economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the United States and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The COVID-19 outbreak continues to have, and any future outbreaks could have, an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. With respect to the U.S. credit markets (in particular for middle market loans), the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility; and (iv) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses. These and future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our stockholders and our independent directors. Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The current market and future market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in a rising interest rate environment. If any of these conditions appear, they may have an adverse effect on our business, financial condition, and results of operations. These events could limit our investment originations, limit our ability to increase returns to equity holders through the effective use of leverage, and negatively impact our operating results.

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

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. In December 2019, COVID-19 surfaced in China and has since spread and continues to spread to other countries, including the United States. COVID-19 spread quickly and has been identified as a global pandemic by the World Health Organization. The COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. In response, beginning in March 2020, in affected jurisdiction including the United States, unprecedented actions were and continue to be taken by governmental authorities and businesses, including quarantines, “stay at home” orders, travel and hospitality restrictions and bans, and the temporary closures and limited operations of many businesses (including corporate offices, retail stores, restaurants, fitness clubs, manufacturing facilities and factories, and other businesses). The actions to contain the COVID-19 pandemic vary by country and by state in the United States. COVID-19 has caused the effective cessation of all business activity deemed non-essential by such governmental authorities. While certain state and local governments across the United States have taken steps to re-open their economies by lifting “stay at home” orders and re-opening businesses, a number of states and local governments have needed to pause or slow the re-opening or impose new shut-down orders as the number of cases of COVID-19 has continued to rise. COVID-19 and the resulting economic dislocations have had and continue to have adverse consequences for the business operations and financial performance of some of our portfolio companies, which may, in turn impact the valuation of our investments and have adversely affected, and threaten to continue to adversely affect, our operations. Local, state and federal and numerous non-U.S. governmental authorities have imposed travel and hospitality restrictions and bans, business closures or limited business operations and other quarantine measures on businesses and individuals that remain in effect on the date of this Annual Report on Form 10-K. We cannot predict the full impact of COVID-19, including the duration and the impact of the closures and restrictions described above. As a result, we are unable to predict the duration of these business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. With respect to loans to portfolio companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for PIK interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business, or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause. Portfolio companies may also be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries, such as travel and hospitality, to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them.

The Company will also be negatively affected if the operations and effectiveness of MCC Advisors or our portfolio companies (or any of the key personnel or service providers of the foregoing) are compromised or if necessary or beneficial systems and processes are disrupted as a result of stay-at-home orders or other related interruptions to business operations.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the U.S. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

Following the 2020 U.S. Presidential election, the executive branch of the federal government is under transition until and following President-elect Biden’s inauguration in January 2021. There is some uncertainty regarding the impact on federal legislative efforts remains at the time of this Annual Report on Form 10-K as the Senate majority will not be decided until January 2021 and the House of Representatives lost several Democratic members.

For example, the COVID-19 pandemic outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. The COVID-19 pandemic has impacted the U.S. credit markets (in particular for middle market loans). See “We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations” and “Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.”

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies and, in many instances, the impact will be adverse and profound. The effects of the COVID-19 pandemic may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to repay debt obligations, on a timely basis or at all, or (iv) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us.

Further downgrades of the U.S. credit rating, automatic spending cuts, or another government shutdown could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. The recent global outbreak of COVID-19 has disrupted economic markets, and the prolonged economic impact is uncertain. Many manufacturers of goods in China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. As the impact of COVID-19 spreads to other parts of the world, similar impacts may occur with respect to affected countries. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loans. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

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

The Company entered into a settlement agreement with respect to (i) the lawsuit filed on May 29, 2015 in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437 (the “Direct Action”), by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against the Company, MOF II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG (“Deloitte”), Scott Avila (“Avila”), Charles Sweet, and Modern VideoFilm, Inc. (“MVF”), and (ii) the lawsuit filed on August 29, 2016, by MVF Holdings in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The Direct Action was filed after the Company, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a secured loan with an outstanding balance at the time in excess of $65 million. The Direct Action sought damages in excess of $100 million. The plaintiff in the Derivative Action asserted claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. One of the plaintiffs, MVF, is the subject of a Chapter 11 bankruptcy proceeding pending in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”), under the caption, In re Modern VideoFilm, Inc., Case No. 8:18-bk-11792-MW. The settlement was approved by the Bankruptcy Court on November 30, 2020. Absent

appeals, the settlement and mutual releases will become effective on December 15, 2020. In accordance with the settlement agreement, the parties agreed that the terms of the settlement will remain confidential. Pursuant to the settlement agreement, the defendants are paying to the plaintiffs in the Direct Action and the Derivative Action an undisclosed amount. The Company’s contribution to the settlement payment is being funded entirely by insurance and the Company is not expected to fund any portion of the settlement.

Medley LLC, Medley Capital Corporation, Medley Opportunity Fund II LP, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (the “Medley Defendants”) were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017, amended on March 9, 2018, and amended a second time on February 15, 2019, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”). Medley Opportunity Fund II LP and Medley Capital Corporation were also named as defendants, along with various other parties, in a putative class action lawsuit captioned John Glatt, Sonji Grandy, Heather Ball, Dashawn Hunter, and Michael Corona v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed August 9, 2018 in the United States District Court, Eastern District of Virginia, Newport News Division, as Case No. 4:18-cv-101 (“Class Action 3”) (together with Class Action 1 and Class Action 2, the “Virginia Class Actions”). Medley Opportunity Fund II LP was also named as a defendant, along with various other parties, in a putative class action lawsuit captioned Christina Williams and Michael Stermel v. Red Stone, Inc. (as successor in interest to MacFarlane Group, Inc.), Medley Opportunity Fund II LP, Mark Curry, Brian McGowan, Vincent Ney, and John Doe entities and individuals, filed June 29, 2018 and amended July 26, 2018, in the United States District Court for the Eastern District of Pennsylvania, as Case No. 2:18-cv-2747 (the “Pennsylvania Class Action”) (together with the Virginia Class Actions, the “Class Action Complaints”). The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley Opportunity Fund II LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (in Class Action 1, as amended); Medley Opportunity Fund II LP and Medley Capital Corporation (in Class Action 2 and Class Action 3); and Medley Opportunity Fund II LP (in the Pennsylvania Class Action), allege that those defendants in each respective action exercised control over, or improperly derived income from, and/or obtained an improper interest in, American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The loan was made by Medley Opportunity Fund II LP in 2011. American Web Loan repaid the loan from Medley Opportunity Fund II LP in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives in Class Action 1. In Class Action 2, the alleged class plaintiff representatives had not alleged when they received any loans from American Web Loan. In Class Action 3, the alleged class plaintiff representatives claim to have received loans from American Web Loan at various times from February 2015 through April 2018. In the Pennsylvania Class Action, the alleged class plaintiff representatives claim to have received loans from American Web Loan in 2017.

On October 26, 2020, Medley Opportunity Fund II LP and Medley Capital Corporation were served with a new complaint in a putative class action lawsuit captioned Charles P. McDaniel v. Mark Curry, American Web Loan, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed October 22, 2020, in the Circuit Court of Ohio County, West Virginia, as Case No. 20-C-169 (the “West Virginia Class Action”). (together with the Virginia Class Actions and the Pennsylvania Class Action, the “Class Action Complaints”). The plaintiff in the West Virginia Class Action Complaint filed his putative class action alleging claims arising West Virginia state law’s regulating interest rates and other fees in connection with consumer lending activities.

By orders dated August 7, 2018 and September 17, 2018, the Court presiding over the Virginia Class Actions consolidated those cases for all purposes. On October 12, 2018, Plaintiffs in Class Action 3 filed a notice of voluntary dismissal of all claims, and on October 29, 2018, Plaintiffs in Class Action 2 filed a notice of voluntary dismissal of all claims.

On April 16, 2020, the parties to Class Action 1 reached a settlement reflected in a Settlement Agreement (the “Settlement Agreement”). The Settlement Agreement was subject to court approval. At a hearing on November 4, 2020, the court denied the plaintiffs’ motion to approve the settlement and ordered the parties to mediation in front of Judge Novak of the Eastern District of Virginia in December of 2020.

On October 29, 2020, the parties to the Pennsylvania Class Action reached a settlement pursuant to which AWL agreed to pay the plaintiffs $200,000 and to forgive loans that they owed AWL. The Medley Defendants obtained a full release and bore none of the settlement amount. The Pennsylvania Class Action was dismissed with prejudice on November 2, 2020.

The Medley Defendants and the other defendants believe the alleged claims asserted in the Virginia Class Action and the West Virginia putative class action are without merit and they are defending these lawsuits vigorously.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the New York Stock Exchange (“NYSE”) “MCC”.

As of September 30, 2020, we had 3 stockholders of record of our common stock, which did not include stockholders for whom shares are held in "nominee" or "street name."

Sales of Unregistered Securities

We did not sell any securities within the past three years that were not registered under the Securities Act of 1933.

Stock Performance Graph

This graph compares the stockholder return on our common stock from January 20, 2011 (IPO) to September 30, 2020 with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index. This graph assumes that on January 20, 2011, $100 was invested in our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect.

The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$320
$270
$220
$170
$120
$70
Jan-11
Mar-11
Jun-11
Sep-11
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13
Mar-14
Jun-14
Sep-14
Dec-14
Mar-15
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
MCC
S&P 500
Russell 2000 Financial Services

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following selected financial and other data for the years ended September 30, 2020, 2019, 2018, 2017, and 2016 (dollars in thousands, except per share amounts) is derived from the audited consolidated financial statements for such years, and included in Part II, Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	For the years ended September 30
	2020	2019	2018	2017	2016
Statement of Operations data:
Total investment income	$21,522	46,299	66,820	96,256	120,749
Base management fees	6,359	11,190	14,724	17,773	19,470
Incentive fees	—	—	—	896	11,492
All other expenses	17,883	55,976	40,072	41,309	39,843
Management fee waiver	—	—	(380)	(48)	(143)
Incentive fee waiver	—	—	—	(44)	(3,504)
Net investment income/(loss)	(2,720)	(20,867)	12,404	36,370	53,591
Net realized gain/(loss) on investments	(49,979)	(112,173)	(89,221)	(73,086)	(39,383)
Net unrealized appreciation/(depreciation) on investments	(10,633)	38,498	(32,194)	21,644	(42,257)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—	474	1,092	87
Loss on extinguishment of debt	(2,481)	(2,033)	(2,387)	(1,097)	—
Net increase/(decrease) in net assets resulting from operations	(65,813)	(96,575)	(110,924)	(15,077)	(27,962)
Per share data:
Net asset value per common share at year end	$55.30	79.46	117.92	169.04	189.78
Market price at year end	17.83	51.80	76.40	119.40	152.60
Net investment income/(loss)	(1.00)	(7.66)	4.55	13.35	19.35
Net realized and unrealized gain/(loss) on investments	(22.25)	(27.04)	(44.58)	(18.88)	(29.48)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—	0.17	0.40	0.03
Loss on extinguishment of debt	(0.91)	(0.75)	(0.88)	(0.40)	—
Net increase/(decrease) in net assets resulting from operations	(24.16)	(35.45)	(40.74)	(5.53)	(10.10)
Dividends paid	—	3.00	10.40	15.20	22.40
Statement of Assets and Liabilities data:
Total investments at fair value	$246,744	396,889	655,430	836,991	914,184
Cash and cash equivalents	56,522	68,245	75,666	108,572	104,485
Other assets(2)	2,837	21,133	10,500	13,997	12,211
Total assets	306,103	486,267	741,596	959,560	1,030,880
Total liabilities	155,483	269,834	420,417	499,131	513,961
Total net assets	150,620	216,433	321,179	460,429	516,919
Other data:
Weighted average annual yield on debt investments(1)	8.5%	9.5%	9.9%	10.8%	11.8%
Total return based on market value(3)	(65.58)%	(29.91)%	(27.82)%	(12.73)%	19.37%
Total return based on net asset value(4)	(30.41)%	(29.47)%	(21.29)%	(0.68)%	0.42%
Number of investments at year end	42	51	67	64	58

(1)The weighted average yield is based upon original cost on our income bearing debt investments.
(2)On January 1, 2016, we adopted Accounting Standards Update (“ASU”) 2015-03 which requires that debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability rather than as an asset. Adoption of ASU 2015-03 requires the changes to be applied retrospectively.
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
(5)Per share data has been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis.

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

•the ongoing obligations under the Membership Interest Purchase Agreement entered into by the Company, Great American Life Insurance Company, MCC Senior Loan Strategy JV I LLC (“MCC JV”), and an affiliate of Golub Capital LLC, including the indemnities contained therein, and assumptions with respect to estimates of transaction expenses incurred by the Company and the resulting net proceeds received by the Company in connection with the disposition of MCC JV; and

•risks and uncertainties relating to the ability of the Company to assemble the new internalized management team as contemplated and the ability of the new internalized management team to execute on its financial and investment strategies and the ability of the Company to realize savings and other efficiencies from the replacement of the current external management team with the new internal management structure.

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

COVID-19 Developments

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic, and, on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, restricting travel and hospitality, and temporarily closing or limiting operations at many corporate offices, retail stores, restaurants, fitness clubs and manufacturing facilities and factories in affected jurisdictions. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the rapid development and fluidity of this situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, shareholder support, and, as appropriate, accessing their ability to participate in the Paycheck Protection Program (which closed to new applications on August 8, 2020). The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

We have evaluated subsequent events from September 30, 2020 through the filing date of this annual report on Form 10-K. However, as the discussion in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the fiscal year ended September 30, 2020, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of September 30, 2020, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed our September 30, 2020 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.
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

The Reverse Stock Split was intended to bring the Company into compliance with the $1.00 minimum average closing share price requirement (the “Minimum Share Price Requirement”) for continued listing on the NYSE. On August 3, 2020, the Company received written notice from the NYSE that the Company has regained compliance with the Minimum Share Price Requirement after the Company’s average closing price over the 30 consecutive trading day period ending on July 31, 2020 was above $1.00 per share as required under Section 802.01C of the NYSE Listed Company Manual.

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

Expense Support Agreement

On June 12, 2020, the Company entered into an expense support agreement (the “Expense Support Agreement”) with MCC Advisors and Medley LLC, pursuant to which MCC Advisors and Medley LLC agreed (jointly and severally) to cap the management fee and all of the Company’s other operating expenses (except interest expenses, certain extraordinary strategic transaction expenses, and other expenses approved by the special committee of the Board, comprised solely of directors who are not “interested persons” of the Company as such term is defined in Section 2(a)(19) of the 1940 Act (the “Special Committee”) (as described in Note 10)) at $667,000 per month (the “Cap”). Under the Expense Support Agreement, the Cap became effective on June 1, 2020 and expired on September 30, 2020. On September 29, 2020, the board of directors, including all of the independent directors, extended the term of the Expense Support Agreement through the end of quarter ending December 31, 2020. For the four months ended September 30, 2020, the total management fee and the other operating expenses subject to the Cap (as described above) were $3.1 million, which resulted in $0.7 million of expense support due from MCC Advisors. The $0.7 million of expense support due has been netted against Administrator expenses payable in the accompanying Consolidated Statements of Assets and Liabilities. See "Recent Developments" and "Note 15" to the financial statements for more information.

Portfolio and Investment Activity

As of September 30, 2020 and 2019, our portfolio had a fair market value of approximately $246.7 million and $655.4 million, respectively. The following table summarizes our portfolio and investment activity during the fiscal years ended September 30, 2020 and 2019 (dollars in thousands):

	For the years ended September 30
	2020	2019
Investments made in new portfolio companies	$5,101	$6,326
Investments made in existing portfolio companies	11,769	60,101
Aggregate amount in exits and repayments	(109,678)	(259,940)
Net investment activity	$(92,808)	$(193,513)

Portfolio Companies, at beginning of year	51	64
Number of new portfolio companies	2	15
Number of exited portfolio companies	(11)	(12)
Portfolio companies, at end of year	42	67

Number of investments in existing portfolio companies	23	22

The following table summarizes the amortized cost and the fair value of our average portfolio company investment, including the equity investment in the MCC Senior Loan Strategy JV I LLC (“MCC JV”), and largest portfolio company investment, excluding the equity investment in the MCC JV, as of September 30, 2020 and 2019 (dollars in thousands):

	September 30, 2020		September 30, 2019(1)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company investment	$7,813	$5,875	$9,170	$7,782
Largest portfolio company investment	37,987	40,807	38,395	41,855

(1) The September 30, 2019 presentation has been revised to conform to the current year presentation.

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2020 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$178,843	54.5%	$106,463	43.2%
Senior Secured Second Lien Term Loans	15,476	4.7	13,927	5.6
Unsecured Debt	4,601	1.4	2,669	1.1
MCC Senior Loan Strategy JV I LLC	79,888	24.4	41,019	16.6
Equity/Warrants	49,327	15.0	82,666	33.5
Total	$328,135	100.0%	$246,744	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2019 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$243,342	52.0%	$192,770	48.6%
Senior Secured Second Lien Term Loans	39,089	8.4	36,508	9.2
Unsecured Debt	2,653	0.6	2,653	0.7
MCC Senior Loan Strategy JV I LLC	78,575	16.8	69,949	17.6
Equity/Warrants	103,989	22.2	95,009	23.9
Total	$467,648	100.0%	$396,889	100.0%

As of September 30, 2020, our income-bearing investment portfolio, which represented 61.2% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 8.5%, and 87.4% of our income-bearing investment portfolio bore interest based on floating rates, such as the London Interbank Offering Rate (“LIBOR”), while 12.6% of our income-bearing investment portfolio bore interest at fixed rates. As of September 30, 2019, the weighted average yield based upon cost of our total portfolio was approximately 9.5%. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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
Some loss of principal is expected.

The COVID-19 pandemic has impacted our investment ratings as of September 30, 2020, causing downgrades of certain portfolio companies. As the COVID-19 situation continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our investment portfolio. We have also increased oversight and analysis of credits in vulnerable industries in an attempt to improve loan performance and reduce credit risk.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2020 and 2019 (dollars in thousands):

	September 30, 2020		September 30, 2019
Investment Performance Rating	Fair Value	Percentage	Fair Value	Percentage
1	$54,256	22.0%	$105,231	26.5%
2	130,742	53.0	146,053	36.8
3	40,645	16.5	123,253	31.1
4	11,325	4.6	4,915	1.2
5	9,776	3.9	17,437	4.4
Total	$246,744	100.0%	$396,889	100.0%

Results of Operations

Operating results for the years ended September 30, 2020, 2019, and 2018 are as follows (dollars in thousands):

	For the years ended September 30
	2020	2019	2018
Total investment income/(loss)	$21,522	$46,299	$66,820
Total expenses, net	24,242	67,166	54,258
Net investment income/(loss) before excise taxes	(2,720)	(20,867)	12,562
Excise tax expense	—	—	(158)
Net investment income/(loss)	(2,720)	(20,867)	12,404
Net realized gains/(losses) from investments	(49,979)	(112,173)	(89,221)
Net unrealized appreciation/(depreciation) on investments	(10,633)	38,498	(32,194)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—	474
Loss on extinguishment of debt	(2,481)	(2,033)	(2,387)
Net increase in net assets resulting from operations	$(65,813)	$(96,575)	$(110,924)

Investment Income

For the year ended September 30, 2020, investment income totaled $21.5 million, of which $20.8 million was attributable to portfolio interest and dividend income, and $0.7 million to fee income.

For the year ended September 30, 2019, investment income totaled $46.3 million, of which $44.0 million was attributable to portfolio interest and dividend income, and $2.3 million to fee income.

For the year ended September 30, 2018, investment income totaled $66.8 million, of which $62.3 million was attributable to portfolio interest and dividend income, and $4.5 million to fee income.

Operating Expenses

Operating expenses for the years ended September 30, 2020, 2019, and 2018 are as follows (dollars in thousands):

	For the years ended September 30
	2020	2019	2018
Base management fees	$6,359	$11,190	$14,724
Interest and financing expenses	14,935	24,049	27,918
Professional fees	(4,768)	19,323	4,430
General and administrative	3,285	7,399	2,171
Administrator expenses	2,227	3,324	3,582
Directors fees	1,451	1,258	1,271
Insurance	1,463	623	542
Expenses before waivers and reimbursements	24,952	67,166	54,638
Expense support reimbursement	(710)	—	—
Management fee waiver	—	—	(380)
Expenses, net of waivers and reimbursements	$24,242	$67,166	$54,258

For the year ended September 30, 2020, total operating expenses before management and incentive fee waivers decreased by $42.2 million, or 62.9%, compared to the year ended September 30, 2019.

For the year ended September 30, 2019, total operating expenses before management and incentive fee waivers increased by $12.5 million, or 22.9%, compared to the year ended September 30, 2018.

Interest and Financing Expenses

Interest and financing expenses for the year ended September 30, 2020 decreased by $9.1 million, or 37.9%, compared to the year ended September 30, 2019. The decrease in interest and financing expenses was primarily due to the voluntary repayment of $135.0 million SBA-guaranteed debentures (the “SBA Debentures”), which the Company repaid between March 28, 2019 and May 10, 2019, as well as the full repayment of $120.2 million Series A Notes (the “Israeli Notes”) between August 12, 2019 and April 14, 2020.

Interest and financing expenses for the year ended September 30, 2019 decreased by $3.9 million, or 13.9%, compared to the year ended September 30, 2018. The decrease in interest and financing expenses was primarily due to the $102.0 million repayment of the Senior Secured Term Loan Credit Facility (the “Term Loan Facility”) on January 31, 2018, the voluntary satisfaction and termination of the Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”) on September 28, 2018, the redemption of $12.0 million of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes”), and the voluntary repayment of $135.0 million the SBA Debentures, which the Company repaid between March 28, 2019 and May 10, 2019, partially offset by interest payments on the Israeli Notes.

Base Management Fees and Incentive Fees

Base management fees for the year ended September 30, 2020 decreased by $4.8 million, or 43.2%, compared to the year ended September 30, 2019 due to the decline in our gross assets during the period.

Base management fees for the year ended September 30, 2019 decreased by $3.5 million, or 24.0%, compared to the year ended September 30, 2018 due to the decline in our gross assets during the period.

Professional Fees and Other General and Administrative Expenses

Professional fees and general and administrative expenses for the year ended September 30, 2020 decreased by $28.3 million, or 88.5%, compared to the year ended September 30, 2019 primarily due to insurance proceeds received related to legal expenses relating to the dismissed stockholder class action, captioned as FrontFour Capital Group LLC, et al. v Brook Taube et al, as well as a decrease in legal expenses, general and administrative expenses, administrator expenses, valuation expenses, and audit expenses, offset by an increase in independent directors expenses and insurance expenses.

Professional fees and general and administrative expenses for the year ended September 30, 2019 increased by $19.9 million, or 166.1%, compared to the year ended September 30, 2018 primarily due to an increase in legal expenses, general and administrative expenses, insurance expenses, and audit expenses in connection with the previously contemplated merger with Sierra Income Corporation ("Sierra"), offset by a decrease in administrator expenses and valuation expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the year ended September 30, 2020, we recognized $50.0 million of realized losses on our portfolio investments. The realized losses were primarily due to the sale of three investments and the write-off of two investments.

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

During the year ended September 30, 2020, the Company recognized a net loss on extinguishment of debt of $2.5 million, which was due to the Company's $34.1 million repayment of the Israeli Notes on December 31, 2019, $34.9 million repayment of the Israeli Notes on March 31, 2020 and $21.1 million repayment of the Israeli Notes on April 14, 2020.

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

For the year ended September 30, 2020, we had $10.6 million of net unrealized depreciation on investments. The net unrealized depreciation comprised of $37.1 million of net unrealized depreciation on investments, offset by $26.5 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized, partially sold or written-off during the year.

For the year ended September 30, 2019, we had $38.5 million of net unrealized appreciation on investments. The net unrealized appreciation comprised of $59.6 million of net unrealized depreciation on investments, offset by $98.1 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized or written-off during the year.

For the year ended September 30, 2018, we had $32.2 million of net unrealized depreciation on investments. The net unrealized depreciation comprised of $72.1 million of net unrealized depreciation on investments, offset by $39.9 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized or written-off during the year.

Provision for Deferred Taxes on Unrealized Depreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the years ended September 30, 2020 and 2019, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments. For the year ended September 30, 2018, the change in provision for deferred taxes on the unrealized depreciation on investments was $0.5 million.

Changes in Net Assets from Operations(1)

For the year ended September 30, 2020, we recorded a net decrease in net assets resulting from operations of $65.8 million compared to a net decrease in net assets resulting from operations of $96.6 million for the year ended September 30, 2019, and a net decrease in net assets resulting from operations of $110.9 million for the year ended September 30, 2018 as a result of the factors discussed above. Based on 2,723,709 weighted average common shares outstanding for the years ended September 30, 2020, 2019, and 2018, our per share net decrease in net assets resulting from operations was $24.16, $35.46 and $40.73 for the years ended September 30, 2020, 2019, and 2018, respectively.

(1) Per share data has been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis.

Financial Condition, Liquidity and Capital Resources

As a RIC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital, including raising equity, increasing debt, and funding from operational cash flow.

Our liquidity and capital resources historically have been generated primarily from the net proceeds of public offerings of common stock, advances from the Revolving Credit Facility (which the Company voluntarily satisfied and terminated) and net proceeds from the issuance of notes as well as cash flows from operations. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

As of September 30, 2020, we had $56.5 million in cash and cash equivalents.

In order to maintain our RIC tax treatment under the Code, we intend to distribute to our stockholders substantially all of our taxable income, but we may also elect to periodically spill over certain excess undistributed taxable income from one tax year into the next tax year. In addition, as a BDC, for each taxable year we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met). This requirement limits the amount that we may borrow. As of September 30, 2020, the Company’s asset coverage was 199.2% after giving effect to leverage and therefore the Company’s asset coverage is below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders, including the payment of any dividend, and may not employ further leverage until the Company’s asset coverage is at least 200% after giving effect to such leverage.

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

2021 Notes

On December 17, 2015, the Company issued $70.8 million in aggregate principal amount of 6.50% unsecured notes that mature on January 30, 2021 (the 2021 Notes and together with the 2023 Notes, the "U.S. Notes"). On January 14, 2016, the Company closed an additional $3.25 million in aggregate principal amount of the 2021 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes. The 2021 Notes became redeemable in whole or in part at any time or from time to time at the Company’s option on or after January 30, 2019. The 2021 Notes bore interest at a rate of 6.50% per year, payable quarterly on January 30, April 30, July 30 and October 30 of each year, beginning January 30, 2016. The 2021 Notes were listed on the NYSE and traded thereon under the trading symbol ‘‘MCX’’.

Subsequent to fiscal year ended September 30, 2020, the Company redeemed the issued and outstanding 2021 Notes. See “Recent Developments” for more information.

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

Secured Notes

Israeli Notes

Effective as of April 14, 2020, the Company had repaid all of its outstanding Israeli Notes. Below is a description of the terms of the Israeli Notes, including covenants related thereto, that the Company was subject to during the years ended September 30, 2020 and 2019 prior to the full repayment of the Israeli Notes.

On January 26, 2018, the Company priced a debt offering in Israel of $121.3 million of Israeli Notes. The Israeli Notes were listed on the Tel Aviv Stock Exchange (the "TASE") and denominated in New Israeli Shekels, but linked to the US Dollar at a fixed exchange rate which mitigates any currency exposure to the Company. The Israeli were not registered under the Securities Act of 1933, and could not be offered or sold in the United

States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements. In connection with this offering, we were dually listed our common stock on the TASE.

On August 12, 2019, the Company and its wholly owned subsidiaries, Medley Small Business Fund, LP (formerly known as Medley SBIC, LP) and Medley SLF, on the one hand, and the Trustee, on the other hand, entered into an amendment to the deed of trust (the “Deed”) governing the Israeli Notes (the “Amendment” together with the Deed, the "Deed of Trust"). The Amendment amended the Deed by, among other things: (a) modifying Section 2.2 of the Deed to provide for full repayment of the Israeli Notes in eight (8) equal installments, each comprising twelve and one-half percent (12.5%) of the principal amount of the Israeli Notes, beginning on August 12, 2019 (the “Effective Date”) and ending on January 31, 2021, rather than four (4) equal annual installments, each comprising twenty five percent (25%) of the principal amount of the Israeli Notes, that were payable on February 27 of each of the years 2021-2024 (inclusive); (b) changing the interest payment dates for the Israeli Notes from semi-annual to quarterly except for the initial interest payment, which was paid on the Effective Date, and the final interest payment, which will be paid on January 31, 2021; (c) decreasing the annual interest rate on the Israeli Notes by 0.25% per annum on the Effective Date and further decreasing the annual interest rate on the Israeli Notes by 0.50% per annum if  the mergers of the Company, Sierra Income Corporation (“Sierra”), and MDLY (the “Mergers”) close, which further decrease will be effective upon the closing of the Mergers; (d) decreasing the minimum Total Net Asset covenant in Section 6.1.1 of the Deed from $275 million to $215 million; (e) modifying the acceleration event in Section 10.1.25 of the Deed to provide that it will occur if the credit rating on the Israeli Notes drops below (i) il/B of Maalot before November 30, 2019, (ii) il/BB- of Maalot during the period between December 1, 2019 and April 1, 2020, and (iii) il/BBB- of Maalot on or after April 1, 2020; (f) waiving the make-whole and market value payment requirements of Section 9.1.7 of the Deed for all early redemption payments on the Israeli Notes within eighteen (18) months following the Effective Date; (g) requiring each of Medley Small Business Fund and Medley SLF to guarantee all of the Company’s obligations under the Deed (including the Amendment) and the Israeli Notes and to grant security interests on all of their assets (the “Collateral”) to secure such guaranties and providing for the termination of the Medley SLF guaranty and release of the security interests in Medley SLF’s assets upon the closing of the Mergers, subject to certain limitations; (h) that the Company use principal collections from the Collateral to make early redemption payments on the Israeli Notes, which payments will be applied in inverse order of the maturity of the required principal installment payments on the Israeli Notes; (i) providing for a waiver by the Trustee and the holders of the Israeli Notes of any right to accelerate the full balance of the amount due to the holders of the Israeli Notes based on any claims, allegations, actions, and/or rights that were raised, and/or resulting or deriving from certain claims or allegations as set forth in Section 19.1 of the Amendment; (j) providing for a waiver by the Trustee and the holders of the Israeli Notes of certain claims, demands, rights, and/or actions against and/or relating to the Company, its subsidiaries and/or affiliates and their respective employees (including their respective directors, officers, members of the Company’s board of directors, employees, stockholders, stakeholders and advisors); and (k) adding other definitions, representations and covenants to the Deed and making related conforming changes to the Deed. Pursuant to the Amendment, no prepayment penalties were due or payable in connection with the payment of principal made by the Company on the Effective Date.

The Deed (including the Amendment) includes certain customary covenants, including minimum net assets of $215 million and a maximum debt to total assets ratio of 70%. The date for determining compliance with these financial covenants is the date that the Company publishes its financial statements (i.e., in a quarterly report on Form 10-Q or an annual report on Form 10-K) with the SEC. If the Company did not satisfy these financial covenants for two consecutive quarters, it would be an event of default under the Deed. If this event of default would have occurred, the Company had the right to request the trustee for the Israeli Notes (the “Trustee”) to appoint an emergency committee of the three largest noteholders for the purpose of obtaining a one-quarter extension of time to satisfy the financial covenants. If the Company did not make this request and the breach occurred, or if the emergency committee did not grant the extension, then the Trustee would be required to convene a meeting of the noteholders as described below.

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

On June 5, 2018, the Company announced that on June 1, 2018, its board of directors authorized the Company to repurchase and retire up to $20 million of the Company’s outstanding Israeli Notes on the TASE. Execution of the repurchase plan was subject to an open trading window for the Company and continued liquidity at that time and was expected to continue until the full authorized amount was purchased or market conditions changed. The repurchase of the Israeli Notes was not expected to result in any material tax consequences to the Company or the holders of the Israeli Notes.

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

On September 13, 2020, in connection with the redemption of the Israeli Notes, the Company delisted its common stock from the TASE.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Company has a guarantee to issue up to $5.7 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of September 30, 2020 and 2019, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

As of September 30, 2020 and 2019, we had commitments under loan and financing agreements to fund up to $3.9 million to five portfolio companies and $8.9 million to seven portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2020 and 2019 is shown in the table below (dollars in thousands):

	September 30, 2020	September 30, 2019
1888 Industrial Services, LLC - Revolver	$1,078	$—
Kemmerer Operations, LLC - Delayed Draw Term Loan	908	908
NVTN LLC - DDTL	220	—
NVTN LLC - Super Priority DDTL	500	—
Redwood Services Group, LLC - Revolver	1,050	875
DataOnline Corp. - Revolver	179	1,890
Access Media Holdings, LLC - Series AAA Preferred Equity	—	101
Dynamic Energy Services International LLC - Revolver	—	3,255
Alpine SG, LLC - Revolver	—	1,000
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	—	893
Total	$3,935	$8,922

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at September 30, 2020 (dollars in thousands):

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

On March 27, 2015, the Company and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (“MCC JV”). The Company and GALIC have committed to provide $100 million of equity to MCC JV, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $89.8 million was funded as of September 30, 2020 relating to these commitments, of which $78.6 million was from the Company. As of September 30, 2020, MCC JV’s board of managers had approved advances of capital of up to $0.3 million of the remaining capital commitments, of which $0.2 million is from the Company.

MCC JV commenced operations on July 15, 2015. On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with commitments of $100 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch (“DB”), and increased the total loan commitments to $200 million. The JV Facility bears interest at a rate of LIBOR (with no minimum + 2.75% per annum. On March 29, 2019, the JV Facility reinvestment period was extended to June 28, 2019 from March 30, 2019. On June 28, 2019, the JV Facility reinvestment period was extended to October 28, 2019.  On October 28, 2019, the JV Facility reinvestment period was further extended from October 28, 2019 to March 31, 2020, the maturity date was extended to March 31, 2023 and the interest rate was modified from bearing an interest rate of LIBOR (with no minimum) + 2.50% per annum to LIBOR (with no minimum) + 2.75% per annum. As of September 30, 2020, there was approximately $111.3 million outstanding under the JV Facility.

As of September 30, 2020, MCC JV had total investments at fair value of $163.1 million. As of September 30, 2020, MCC JV’s portfolio was comprised of senior secured first lien term loans to 45 different borrowers. As of September 30, 2020, certain investments in one portfolio company were on non-accrual status. Subsequent to the year ended September 30, 2020, the Company, MCC JV, GALIC, and an affiliate of Golub Capital LLC entered into a Membership Interest Purchase Agreement pursuant to which a private fund affiliated with and managed by Golub concurrently purchased all of the Company’s interest in MCC JV and all of GALIC’s interest in the MCC JV. In connection therewith, MCC JV repaid in full all outstanding borrowings under, and terminated, the JV Facility. See “Recent Developments” for more information.

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

There were no dividend distributions during the year ended September 30, 2020:

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

On June 12, 2020, the Company entered into the Expense Support Agreement with MCC Advisors and Medley LLC, pursuant to which MCC Advisors and Medley LLC agreed (jointly and severally) to cap the management fee and all of the Company’s other operating expenses (except interest expenses, certain extraordinary strategic transaction and expenses, and other expenses approved by the Special Committee) at $667,000 per month (the “Cap”). Under the Expense Support Agreement, the Cap became effective on June 1, 2020 and expired on September 30, 2020. On September 29, 2020, the board of directors, including all of the independent directors, extended the term of the Expense Support Agreement through the end of quarter ending December 31, 2020.

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

On January 15, 2020, the Company’s board of directors, including all of the independent directors, approved the renewal of the Investment Management Agreement through the later of April 1, 2020 or so long as the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra was in effect, but no longer than a year; provided that, if the Amended MCC Merger Agreement were to be terminated by Sierra, then the termination of the Investment Management Agreement would be effective on the 30th day following receipt of Sierra’s notice of such termination to the Company. In that regard, on May 1, 2020, the Company received a notice of termination of the Amended MCC Merger Agreement from Sierra. Under the Amended MCC Merger Agreement, either party was permitted, subject to certain conditions, to terminate the Amended MCC Merger Agreement if the merger was not consummated by March 31, 2020. As result of the termination by Sierra of the Amended MCC Merger Agreement on May 1, 2020, the Investment Management Agreement would have been terminated effective as of May 31, 2020, without further action by our board of directors. On May 21, 2020, the board of directors, including all of the independent directors, extended the term of the Investment Management Agreement through the end of the quarter ended June 30, 2020. On June 15, 2020, the board of directors, including all of the independent directors, extended the term of the Investment Management Agreement through the end of the quarter ended September 30, 2020. On September 29, 2020, the board of directors, including all of the independent directors, extended the term of the Investment Management Agreement through the end of quarter ending December 31, 2020. See "Recent Developments" and "Note 15" to the financial statements for more information.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At September 30, 2020, certain investments in eight portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $21.7 million, or 8.8% of the fair value of our portfolio. At September 30, 2019, certain investments in seven portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $22.3 million, or 5.6% of the fair value of our portfolio. At September 30, 2018, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $48.1 million, or 7% of the fair value of our portfolio.

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

Recent Developments

Subsequent to year ended September 30, 2020, the global outbreak of the COVID-19 pandemic has adversely affected some of the Company’s investments and continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. At the time of this filing, there is no indication of a reportable subsequent event impacting the Company’s financial statements adversely for the year ended September 30, 2020. The Company cannot predict the extent to which its financial condition and results of operations will be adversely affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

On October 8, 2020, the Company, GALIC, MCC JV, and an affiliate of Golub Capital LLC (“Golub”) entered into a Membership Interest Purchase Agreement (the “Agreement”) pursuant to which a fund affiliated with and managed by Golub concurrently purchased all of the Company’s interest in MCC JV and all of GALIC’s interest in MCC JV for a pre-adjusted gross purchase price of $156.4 million and an adjusted gross purchase price (which constitutes the aggregate consideration for the membership interests) of $145.3 million (giving effect to adjustments primarily for principal and interest payments from portfolio companies of MCC JV from July 1, 2020 through October 7, 2020), resulting in net proceeds (before transaction expenses) of $41.0 million and $6.6 million for the Company and GALIC, respectively, on the terms and subject to the conditions set forth in the Agreement, including the representations, warranties, covenants and indemnities contained therein. The Company estimates that transaction expenses will be approximately $1.6 million resulting in net proceeds (including estimated transaction expenses) of $39.5 million. The Company is expected to record a realized loss for the quarter ending December 31, 2020 of approximately $40.3 million on its investment in MCC JV and a corresponding change in unrealized appreciation/depreciation of $38.9 million in order to reverse the previously recorded unrealized depreciation with respect to the investment. In connection with the closing of the transaction on October 8, 2020, MCC JV repaid in full all outstanding borrowings under, and terminated, the JV Facility.

On November 18, 2020, the board of directors approved adoption of an internalized management structure effective January 1, 2021. The new management structure will replace the current Investment Management Agreement and the Administration Agreement, each of which expire on December 31, 2020. In further connection with the adoption by the board of directors of an internalized management structure, the board of directors appointed David Lorber as interim Chief Executive Officer of the Company, effective January 1, 2021, and Ellida McMillan as Chief Financial Officer of the Company, effective January 1, 2021. David Lorber’s base annual salary will be $425,000, with a discretionary annual bonus of up to 100% of the base annual salary. Ellida McMillan’s base annual salary will be $300,000, with a discretionary annual bonus of up to $200,000.

Also, in connection with the adoption of an internalized management structure, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services. In addition, effective January 1, 2021, the name of the Company will be changed to PhenixFIN Corporation.

On November 20, 2020 (the “Redemption Date”), the Company redeemed $74,012,825 in aggregate principal amount of the issued and outstanding 2021 Notes. The 2021 Notes were redeemed at 100% of their principal amount ($25 per 2021 Note), plus accrued and unpaid interest thereon from October 31, 2020, through, but excluding, the Redemption Date. The redemption will be accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended September 30, 2020, we did not engage in hedging activities.

As of September 30, 2020, 87.4% of our income-bearing investment portfolio bore interest based on floating rates. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to any income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. The composition of our floating rate debt investments by cash interest rate LIBOR floor as of September 30, 2020 was as follows (dollars in thousands):

	September 30, 2020
LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$—	—%
1% to under 2%	90,958	100.0
2% to under 3%	—	—
Total	$90,958	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2020, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Basis point increase/(decrease)	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
300	$2,200	$—	$2,200
200	1,300	—	1,300
100	300	—	300
(100)	—	—	—
(200)	—	—	—
(300)	—	—	—

(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 8.  Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Medley Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Medley Capital Corporation (the Company), including the consolidated schedules of investments, as of September 30, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2020 in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2020 and 2019, by correspondence with the custodians, directly with designees of the portfolio companies, debt agents and brokers, as applicable, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010

New York, New York
December 11, 2020

Medley Capital Corporation

Consolidated Statements of Assets and Liabilities

	September 30, 2020	September 30, 2019
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $117,360,954 and $204,736,370, respectively)	$114,321,948	$189,895,466
Affiliated investments (amortized cost of $92,898,755 and $108,310,029, respectively)	84,873,023	99,539,605
Controlled investments (amortized cost of $117,874,821 and $154,601,177, respectively)	47,548,578	107,453,927
Total investments at fair value	246,743,549	396,888,998
Cash and cash equivalents	56,522,148	68,245,213
Restricted cash (see Note 2)	—	16,038,690
Other assets	2,093,559	2,973,731
Interest receivable	624,524	1,592,406
Receivable for dispositions and investments sold	—	419,299
Fees receivable	119,028	108,305
Total assets	$306,102,808	$486,266,642

LIABILITIES
Notes payable (net of debt issuance costs of $905,624 and $5,274,164, respectively)	$150,960,662	$251,731,729
Accounts payable and accrued expenses	2,108,225	11,956,755
Interest and fees payable	801,805	2,904,748
Management and incentive fees payable (see Note 6)	1,392,022	2,231,175
Administrator expenses payable (see Note 6)	156,965	861,785
Deferred revenue	10,529	103,583
Due to affiliate	53,083	44,337
Total liabilities	$155,483,291	$269,834,112

Guarantees and Commitments (see Note 8)

NET ASSETS
Common stock, par value $0.001 per share, 5,000,000 common shares authorized, 2,723,709 and 2,723,709 common shares issued and outstanding, respectively(1)	$2,724	$2,724
Capital in excess of par value	672,381,617	673,584,467
Total distributable earnings/(loss)	(521,764,824)	(457,154,661)
Total net assets	150,619,517	216,432,530
Total liabilities and net assets	$306,102,808	$486,266,642

NET ASSET VALUE PER SHARE(1)	$55.30	$79.46

(1)Authorized, issued and outstanding common shares and net asset value per share have been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Operations

	For the years ended September 30
	2020	2019	2018
INVESTMENT INCOME
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$9,137,394	$25,368,027	$39,636,027
Payment-in-kind	863,744	1,755,260	3,815,332
Affiliated investments:
Cash	1,182,294	2,197,555	2,177,167
Payment-in-kind	2,425,557	2,604,279	3,398,660
Controlled investments:
Cash	84,505	337,956	1,521,820
Payment-in-kind	500,767	2,800,890	3,560,572
Total interest income	14,194,261	35,063,967	54,109,578
Dividend income (net of provisional taxes of $0, $0 and $(437,584), respectively)	6,256,250	8,218,480	7,991,444
Interest from cash and cash equivalents	378,077	712,017	245,356
Fee income (see Note 9)	692,988	2,304,287	4,474,220
Total investment income	21,521,576	46,298,751	66,820,598

EXPENSES
Base management fees (see Note 6)	6,358,750	11,189,646	14,723,910
Interest and financing expenses	14,935,017	24,049,485	27,918,291
Professional fees (see Note 8)	(4,768,050)	19,323,082	4,430,233
General and administrative	3,285,259	7,398,534	2,170,904
Administrator expenses (see Note 6)	2,226,831	3,323,989	3,582,162
Directors fees	1,451,077	1,258,378	1,270,523
Insurance	1,463,391	623,064	542,314
Expenses before expense support reimbursement and management and incentive fee waivers	24,952,275	67,166,178	54,638,337
Expense support reimbursement (see Note 6)	(710,294)
Management fee waiver (see Note 6)	—	—	(380,000)
Total expenses net of expense support reimbursement and management and incentive fee waivers	24,241,981	67,166,178	54,258,337
Net investment income before excise taxes	(2,720,405)	(20,867,427)	12,562,261
Excise tax expense	—	—	(157,922)
NET INVESTMENT INCOME/(LOSS)	(2,720,405)	(20,867,427)	12,404,339

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from investments
Non-controlled/non-affiliated investments	(9,973,416)	(24,762,224)	(89,221,587)
Affiliated investments	(928,990)	(7,670,970)	—
Controlled investments	(39,076,425)	(79,739,742)	—
Net realized gain/(loss) from investments	(49,978,831)	(112,172,936)	(89,221,587)
Net unrealized appreciation/(depreciation) on investments
Non-controlled/non-affiliated investments	9,898,237	20,727,499	14,044,097
Affiliated investments	2,648,353	(6,864,255)	(950,805)
Controlled investments	(23,178,993)	24,634,707	(45,287,441)
Net unrealized appreciation/(depreciation) on investments	(10,632,403)	38,497,951	(32,194,149)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—	474,352
Loss on extinguishment of debt (see Note 5)	(2,481,374)	(2,032,655)	(2,386,957)
Net realized and unrealized gain/(loss) on investments	(63,092,608)	(75,707,640)	(123,328,341)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(65,813,013)	$(96,575,067)	$(110,924,002)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE(1)	$(24.16)	$(35.46)	$(40.73)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE(1)	$(1.00)	$(7.66)	$4.55
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (SEE NOTE 11)(1)	2,723,709	2,723,709	2,723,709
DIVIDENDS DECLARED PER COMMON SHARE(2)	$—	$3.00	$10.40

(1)Basic and diluted shares has been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis, as described in Note 1.

(2)Dividends declared per common share has been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Changes in Net Assets

	Common Stock			Total Distributable Earnings/(Loss)	Total Net Assets
	Shares(1)	Par Amount	Capital in Excess of Par Value

Balance at September 30, 2017	2,723,709	$2,724	$705,097,848	$(244,671,255)	$460,429,317

OPERATIONS
Net investment income/(loss)	—	—	—	12,404,339	12,404,339
Net realized gain/(loss) from investments	—	—	—	(89,221,587)	(89,221,587)
Net unrealized appreciation/(depreciation) on investments	—	—	—	(32,194,149)	(32,194,149)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—	—	474,352	474,352
Net loss on extinguishment of debt	—	—	—	(2,386,957)	(2,386,957)
SHAREHOLDER DISTRIBUTIONS
Distributions from earnings	—	—	—	(22,025,185)	(22,025,185)
Return of Capital			(6,301,403)	—	(6,301,403)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principals	—	—	(157,925)	157,925	—
Total increase/(decrease) in net assets	—	—	(6,459,328)	(132,791,262)	(139,250,590)

Balance at September 30, 2018	2,723,709	2,724	698,638,520	(377,462,517)	321,178,727

OPERATIONS
Net investment income/(loss)	—	—	—	(20,867,427)	(20,867,427)
Net realized gain/(loss) from investments	—	—	—	(112,172,936)	(112,172,936)
Net unrealized appreciation/(depreciation) on investments	—	—	—	38,497,951	38,497,951
Net loss on extinguishment of debt	—	—	—	(2,032,655)	(2,032,655)
SHAREHOLDER DISTRIBUTIONS
Return of capital	—	—	(8,171,130)	—	(8,171,130)
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principals	—	—	(16,882,923)	16,882,923	—
Total increase/(decrease) in net assets	—	—	(25,054,053)	(79,692,144)	(104,746,197)

Balance at September 30, 2019	2,723,709	2,724	673,584,467	(457,154,661)	216,432,530

OPERATIONS
Net investment income/(loss)	—	—	—	(2,720,405)	(2,720,405)
Net realized gain/(loss) from investments	—	—	—	(49,978,831)	(49,978,831)
Net unrealized appreciation/(depreciation) on investments	—	—	—	(10,632,403)	(10,632,403)
Net loss on extinguishment of debt	—	—	—	(2,481,374)	(2,481,374)
SHAREHOLDER DISTRIBUTIONS
Tax reclassification of shareholders' equity in accordance with generally accepted accounting principals	—	—	(1,202,850)	1,202,850	—
Total increase/(decrease) in net assets	—	—	(1,202,850)	(64,610,163)	(65,813,013)

Balance at September 30, 2020	2,723,709	$2,724	$672,381,617	$(521,764,824)	$150,619,517

(1)Shares of Common Stock have been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis, as described in Note 1.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Statements of Cash Flows

	For the years ended September 30
	2020	2019	2018
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS	$(65,813,013)	$(96,575,067)	$(110,924,002)
ADJUSTMENTS TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES:
Investment increases due to Payment-in-kind interest	(4,211,154)	(9,606,292)	(9,545,703)
Net amortization of premium/(discount) on investments	(118,290)	(286,665)	(959,112)
Amortization of debt issuance costs	2,870,483	3,022,516	3,583,158
Net realized (gain)/loss from investments	49,978,831	112,172,936	89,221,587
Net deferred income taxes	—	—	(911,936)
Net unrealized (appreciation)/depreciation on investments	10,632,403	(38,497,951)	32,194,149
Proceeds from sale and settlements of investments	110,627,326	261,233,495	267,611,933
Purchases, originations and participations	(16,763,667)	(66,474,607)	(196,961,869)
Loss on extinguishment of debt	2,481,374	2,032,655	2,386,957
(Increase)/decrease in operating assets:
Other assets	880,172	446,711	(98,620)
Interest receivable	967,883	4,784,670	2,993,972
Receivable for dispositions and investments sold	419,299	(259,042)	71,638
Fees receivable	(10,723)	78,971	578,480
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	(9,848,530)	9,020,922	1,072,287
Interest and fees payable	(2,102,943)	(375,270)	(479,873)
Management and incentive fees payable, net	(839,153)	(1,116,499)	(964,330)
Administrator expenses payable	(704,820)	53,239	(51,248)
Deferred revenue	(93,054)	(88,569)	(67,400)
Due to affiliate	8,746	5,286	(42,296)
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES	78,361,170	179,571,439	78,707,772

Cash flows from financing activities
Borrowings on debt	—	—	140,775,690
Paydowns on debt	(106,122,925)	(163,122,780)	(217,500,000)
Debt issuance costs paid	—	(14,361)	(6,515,112)
Payments of cash dividends	—	(8,171,130)	(28,326,588)
Offering costs paid	—	354,754	(47,739)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES	(106,122,925)	(170,953,517)	(111,613,749)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(27,761,755)	8,617,922	(32,905,977)
CASH, RESTRICTED CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	84,283,903	75,665,981	108,571,958
CASH, RESTRICTED CASH AND CASH EQUIVALENTS, END OF YEAR	$56,522,148	$84,283,903	$75,665,981

Supplemental Information:
Interest paid during the year	$14,167,477	$21,402,239	$24,676,749
Supplemental non-cash information:
Non-cash purchase of investments	$12,950,924	$20,576,235	$7,443,658
Non-cash sale of investments	$12,950,924	$20,528,752	$7,443,658

	For the years ended September 30
	2020	2019	2018
Cash	$56,522,148	$68,245,213	$75,665,981
Restricted Cash	—	16,038,690	—
Total cash and restricted cash shown in the statement of cash flows	$56,522,148	$84,283,903	$75,665,981

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2020

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)	11/16/2022	4,715,809	4,715,809	4,466,815	3.0%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	11/16/2022	472,087	472,087	472,087	0.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)	11/16/2022	2,277,293	2,277,293	2,157,052	1.4%
		Revolving Credit Facility (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)(15)	11/16/2022	1,000,000	1,000,000	947,200	0.6%
				8,465,189	8,465,189	8,043,154

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	9/25/2023	4,387,500	4,387,500	3,948,750	2.6%
				4,387,500	4,387,500	3,948,750

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	12/17/2021	12,780,349	12,780,349	11,898,505	7.9%
				12,780,349	12,780,349	11,898,505

Avantor, Inc.(10)	Wholesale	Equity - 545,931 Common Units(16)		—	9,553,793	12,277,988	8.2%
				—	9,553,793	12,277,988

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

CM Finance SPV, LLC	Banking, Finance, Insurance & Real Estate	Unsecured Debt	6/24/2021	101,463	101,463	101,463	0.1%
				101,463	101,463	101,463

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(12)	7/28/2025	2,607,062	2,598,252	2,219,392	1.5%
				2,607,062	2,598,252	2,219,392

Crow Precision Components, LLC	Aerospace & Defense	Equity - 350 Common Units		—	700,000	723,131	0.5%
				—	700,000	723,131

CT Technologies Intermediate Holdings, Inc.(11)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	12/1/2022	7,500,000	7,500,000	6,832,500	4.5%
				7,500,000	7,500,000	6,832,500

DataOnline Corp.(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	11/13/2025	4,962,500	4,962,500	4,786,331	3.2%
		Revolving Credit Facility (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)(15)	11/13/2025	535,714	535,714	510,357	0.3%
				5,498,214	5,498,214	5,296,688

Dream Finders Homes, LLC	Construction & Building	Preferred Equity (8.00% PIK)		4,531,472	4,531,472	3,928,786	2.6%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)		% of Net Assets(4)

				4,531,472	4,531,472	3,928,786

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)		3,969,998	3,969,998	3,969,998		2.6%
		Equity - 150 Common Units		—	—	1,960,830		1.3%
				3,969,998	3,969,998	5,930,828

Global Accessories Group, LLC(11)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	—		0.0%
				—	151,337	—

Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 7.37% Cash, 1.00% LIBOR Floor)(13)	6/27/2023	3,219,964	3,219,964	2,994,565		2.0%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 7.37% Cash, 1.00% LIBOR Floor)(13)	6/27/2023	9,330,056	9,330,056	8,676,952		5.8%
				12,550,020	12,550,020	11,671,517	—

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	8/18/2022	12,098,406	12,098,406	11,987,100		8.0%
				12,098,406	12,098,406	11,987,100

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(17)	2/19/2024	—	955,680	—		0.0%
				—	955,680	—

Manna Pro Products, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	12/8/2023	5,343,674	5,343,674	5,123,515		3.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	12/8/2023	1,085,219	1,085,219	1,040,508		0.7%
				6,428,893	6,428,893	6,164,023

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(9)(14)(21)	7/8/2020	2,777,366	2,103,712	186,083		0.1%
				2,777,366	2,103,712	186,083

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt(18)	7/31/2020	704,106	704,106	—		0.0%
		Unsecured Debt(18)	7/31/2021	761,905	761,905	—		0.0%
				1,466,011	1,466,011	—

Redwood Services Group, LLC(7)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)(15)	6/6/2023	700,000	700,000	647,500		0.4%
				700,000	700,000	647,500

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (8.00% Cash)(9)	8/31/2021	488,750	465,319	—		0.0%
				488,750	465,319	—

Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		—	566,475	686,834		0.5%
				—	566,475	686,834

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	9/1/2022	4,776,955	4,776,955	4,733,962		3.1%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	9/1/2022	1,852,522	1,852,522	1,835,850		1.2%
		Equity - 101,165.93 Common Units in CI (Summit) Investment Holdings LLC		—	1,067,546	657,578		0.4%
				6,629,477	7,697,023	7,227,390

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)		% of Net Assets(4)

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		—	700,000	343,000		0.2%
				—	700,000	343,000

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		—	263,814	150,374		0.1%
				—	263,814	150,374

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	8/18/2025	1,000,000	989,935	926,500		0.6%
				1,000,000	989,935	926,500	—

URT Acquisition Holdings Corporation	Services: Business	Unsecured Debt (10.00% PIK)	6/23/2021	2,567,929	2,567,929	2,567,929		1.7%
				2,567,929	2,567,929	2,567,929

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00% PIK, 1.00% LIBOR Floor)(13)	4/28/2023	1,014,440	951,628	1,014,440		0.7%
		Equity - 5,441 Class A Units		—	302,464	12,841		0.0%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	—	361,667	15,354		0.0%
				1,014,440	1,615,759	1,042,635

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	9/26/2024	3,519,878	3,519,878	3,519,878		2.3%
		Equity - 1,500 Common Units		—	1,500,000	6,000,000		4.0%
				3,519,878	5,019,878	9,519,878

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(8)		—	518,283	—		0.0%
				—	518,283	—

Subtotal Non-Controlled/Non-Affiliated Investments				$101,082,417	$117,360,954	$114,321,948

Affiliated Investments:(20)

1888 Industrial Services, LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(9)(13)	9/30/2021	9,946,741	9,473,067	—		0.0%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(9)(13)	9/30/2021	25,937,520	19,468,870	—		0.0%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00%, 1.00% LIBOR Floor)(9)(13)	9/30/2021	1,231,932	1,191,257	1,166,763		0.8%
		Revolving Credit Facility (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)(15)	9/30/2021	3,554,069	3,554,069	3,554,069		2.4%
		Equity - 17,493.63 Class A Units		—	—	—		0.0%
				40,670,262	33,687,263	4,720,832

Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00% PIK)(9)(21)	7/22/2020	11,105,630	8,446,385	1,110,563		0.7%
		Preferred Equity Series A		1,600,000	1,600,000	—		0.0%
		Preferred Equity Series AA		800,000	800,000	—		0.0%
		Preferred Equity Series AAA		971,200	971,200	—		0.0%
		Equity - 16 Common Units		—	—	—		0.0%
				14,476,830	11,817,585	1,110,563

Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	12/31/2020	758,929	758,929	758,929		0.5%
		Senior Secured First Lien Term Loan (LIBOR + 9.00% PIK, 1.00% LIBOR Floor)(9)(12)	12/31/2020	8,412,596	7,767,532	5,047,557		3.4%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)		Cost(3)		Fair Value(6)		% of Net Assets(4)

		Equity - 17.9% Membership Interest		—		—		—		0.0%
				9,171,525		8,526,461		5,806,486

Caddo Investors Holdings 1 LLC(10)	Forest Products & Paper	Equity - 6.15% Membership Interest(19)		—		2,528,826		2,990,776		2.0%
				—		2,528,826		2,990,776	—

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(9)(14)	12/31/2021	12,930,235		7,824,974		905,116		0.6%
		Equity - 12,350,000 Class A Units		—		—		—		0.0%
				12,930,235		7,824,974		905,116

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		1,795,034		1,795,034		1,795,034		1.2%
		Preferred Equity - A-1 Preferred (3.00% PIK)		232,292		232,292		232,292		0.2%
		Equity - 57,300 Class B Units		—		57,300		38,780,067		25.7%
				2,027,326		2,084,626		40,807,393	—

JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred (6.00% PIK)		1,310,649		1,310,649		1,310,649		0.9%
		Equity - 129,588 Class B Units		—		129,588		4,535,580		3.0%
				1,310,649		1,440,237		5,846,229	—

Kemmerer Operations, LLC(7)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	2,051,705	—	2,051,705	—	2,051,705		1.4%
		Senior Secured First Lien Delayed Draw Term Loan (15.00% PIK)	6/21/2023	515,699	—	515,699	—	515,699		0.4%
		Equity - 6.7797 Common Units		—	—	962,717	—	962,717		0.6%
				2,567,404		3,530,121		3,530,121

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(12)	10/11/2021	5,905,080	—	5,905,080	—	5,905,080		3.9%
		Senior Secured First Lien Term Loan B (LIBOR + 13% PIK, 1.00% LIBOR Floor)(9)(12)	10/11/2021	7,783,840	—	6,599,918	—	6,794,514		4.5%
		Warrants - 7.68% of Outstanding Equity	1/9/2027	—	—	499,751	—	—		0.0%
				13,688,920		13,004,749		12,699,594

US Multifamily, LLC(10)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	6/17/2021	5,123,913		5,123,913		5,123,913		3.4%
		Equity - 33,300 Preferred Units		—		3,330,000		1,332,000		0.9%
				5,123,913		8,453,913		6,455,913

Subtotal Affiliated Investments				$101,967,064		$92,898,755		$84,873,023

Controlled Investments:(5)

MCC Senior Loan Strategy JV I LLC(10)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—		79,887,500		41,018,500		27.2%
				—		79,887,500		41,018,500

NVTN LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(9)(12)	12/31/2024	6,565,875		6,565,875		4,530,078		3.0%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(9)(12)	12/31/2024	2,000,000		1,995,374		2,000,000		1.3%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(9)(12)	12/31/2024	14,963,195		12,305,096		—		0.0%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(9)(12)	12/31/2024	10,014,223	7,570,054	—	0.0%
		Equity - 787.4 Class A Units		—	9,550,922	—	0.0%
				33,543,293	37,987,321	6,530,078

Subtotal Control Investments				$33,543,293	$117,874,821	$47,548,578

Total Investments, September 30, 2020				$236,592,774	$328,134,530	$246,743,549	163.8%

(1)All of our investments are domiciled in the United States. Certain investments also have international operations.
(2)Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.
(3)Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for U.S. federal income tax purposes totaled $53,757,923, $134,877,746, and $81,119,823, respectively. The tax cost basis of investments is $327,863,372 as of September 30, 2020.
(4)Percentage is based on net assets of $150,619,517 as of September 30, 2020.
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
(7)The investment has an unfunded commitment as of September 30, 2020 (see Note 8), and includes an analysis of the value of any unfunded commitments.
(8)Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.
(9)The investment was on non-accrual status as of September 30, 2020.
(10)The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2020, 25.4% of the Company's portfolio investments were non-qualifying assets.
(11)A portion of this investment was sold via a participation agreement. The amount stated is the portion retained by the Company (see Note 3).
(12)The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (“LIBOR”) floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2020 was 0.15%.
(13)The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2020 was 0.23%.
(14)The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2020 was 0.24%.
(15)This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2020, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(16)This investment represents a Level 1 security in the ASC 820 table as of September 30, 2020 (see Note 4).
(17)This investment represents a Level 2 security in the ASC 820 table as of September 30, 2020 (see Note 4).
(18)Security is non-income producing.
(19)As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment.
(20)Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(21)The investment was past due as of September 30, 2020.

See accompanying notes to consolidated financial statements.

Medley Capital Corporation

Consolidated Schedule of Investments

September 30, 2019

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

Alpine SG, LLC(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(13)(22)	11/16/2022	$5,061,750	$5,061,750	$5,020,244	2.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(13)(22)	11/16/2022	2,444,350	2,444,350	2,434,306	1.1%
		Revolving Credit Facility (LIBOR + 5.50% Cash, 1.00% LIBOR Floor)(13)(16)	11/16/2022	—	—	(8,200)	0.0%
				7,506,100	7,506,100	7,446,350

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	9/25/2023	4,387,500	4,387,500	4,274,741	2.0%
				4,387,500	4,387,500	4,274,741

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	6/17/2020	13,336,018	13,336,018	13,252,001	6.1%
				13,336,018	13,336,018	13,252,001

Avantor, Inc.(10)	Wholesale	Equity - 942,160 Common Units(17)		—	16,487,800	13,849,752	6.4%
				—	16,487,800	13,849,752

Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(23)	7/14/2022	7,609,499	7,609,499	7,609,499	3.5%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)	7/14/2022	1,268,251	1,268,251	1,268,251	0.6%
		Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(16)(22)	7/14/2022	4,400,000	4,400,000	4,400,000	2.0%
				13,277,750	13,277,750	13,277,750

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

Black Angus Steakhouses, LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)(23)	4/24/2020	7,341,518	7,341,518	7,307,747	3.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	4/24/2020	—	—	(4,107)	0.0%
		Revolving Credit Facility (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)(16)	4/24/2020	892,857	892,857	890,804	0.4%
				8,234,375	8,234,375	8,194,444

Capstone Nutrition Development, LLC	Healthcare & Pharmaceuticals	Equity - 13,833.1916 Common Units		—	1,383,319	1,383,319	0.6%
				—	1,383,319	1,383,319

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(12)	7/28/2025	3,010,025	2,998,111	2,937,483	1.4%
				3,010,025	2,998,111	2,937,483

Crow Precision Components, LLC	Aerospace & Defense	Equity - 350 Common Units		—	700,000	666,998	0.3%

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

				—	700,000	666,998

CT Technologies Intermediate Holdings, Inc.(11)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	12/1/2022	7,500,000	7,500,000	6,345,750	2.9%
				7,500,000	7,500,000	6,345,750

DataOnline Corp.(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)(22)	7/31/2025	15,840,000	15,840,000	15,607,152	7.2%
		Revolving Credit Facility (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)(16)	7/31/2024	—	—	(18,900)	0.0%
				15,840,000	15,840,000	15,588,252

Dermatologists of Southwestern Ohio, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(12)(23)	4/20/2022	1,065,457	1,065,457	1,056,614	0.5%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(12)(23)	4/20/2022	404,248	404,248	400,893	0.2%
				1,469,705	1,469,705	1,457,507

Dream Finders Homes, LLC	Construction & Building	Senior Secured First Lien Term Loan B (10.00% Cash)	4/1/2020	1,613,455	1,613,455	1,613,455	0.7%
		Preferred Equity (8.00% PIK)		4,185,480	4,185,480	3,315,319	1.5%
				5,798,935	5,798,935	4,928,774

FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)(23)	3/30/2020	10,906,250	10,906,250	10,680,491	4.9%
				10,906,250	10,906,250	10,680,491

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)		7,281,664	7,281,664	7,281,664	3.4%
		Equity - 150 Common Units		—	—	3,347,965	1.5%
				7,281,664	7,281,664	10,629,629

Freedom Powersports, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 10.00% Cash, 1.50% LIBOR Floor)(13)	11/11/2019	9,450,000	9,450,000	9,450,000	4.4%
				9,450,000	9,450,000	9,450,000

Global Accessories Group, LLC(11)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	151,339	0.1%
				—	151,337	151,339

The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan (LIBOR + 8.75% Cash, 1.00% LIBOR Floor)(12)	6/21/2023	3,000,000	2,968,775	1,715,100	0.8%
				3,000,000	2,968,775	1,715,100

Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)(23)	6/27/2023	3,254,623	3,254,623	3,104,911	1.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)(23)	6/27/2023	9,430,010	9,430,010	8,996,229	4.2%
				12,684,633	12,684,633	12,101,140

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)(23)	8/18/2022	13,259,175	13,259,175	12,637,320	5.8%
				13,259,175	13,259,175	12,637,320

L & S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 7.50% Cash, 1.00% LIBOR Floor)(13)(22)	2/15/2022	5,345,754	5,345,754	5,345,754	2.5%
				5,345,754	5,345,754	5,345,754

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.56% of Outstanding Equity(18)	2/19/2024	—	955,680	—	0.0%
				—	955,680	—

Manna Pro Products, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	12/8/2023	5,398,622	5,398,622	5,132,470	2.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	12/8/2023	1,096,209	1,096,209	1,042,166	0.5%
				6,494,831	6,494,831	6,174,636

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(9)(15)	7/8/2020	2,563,464	2,103,712	590,366	0.3%
				2,563,464	2,103,712	590,366

Quantum Spatial, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25% Cash, 1.00% LIBOR Floor)(12)	9/5/2024	5,000,000	5,000,000	5,000,000	2.3%
				5,000,000	5,000,000	5,000,000

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt(19)(23)	7/31/2020	761,905	761,905	761,905	0.4%
		Unsecured Debt(19)(23)	7/31/2021	761,905	761,905	761,905	0.4%
				1,523,810	1,523,810	1,523,810

Redwood Services Group, LLC(7)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(16)	6/6/2023	875,000	875,000	860,475	0.4%
				875,000	875,000	860,475

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (8.00% Cash)	8/31/2021	850,000	850,000	850,000	0.4%
				850,000	850,000	850,000

Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		—	566,475	1,236,301	0.6%
				—	566,475	1,236,301

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)(23)	9/1/2022	4,820,605	4,820,605	4,775,291	2.2%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)(23)	9/1/2022	1,871,234	1,871,234	1,853,644	0.9%
		Equity - 94,393.87 Common Units in CI (Summit) Investment Holdings LLC(23)		—	985,673	849,545	0.4%
				6,691,839	7,677,512	7,478,480

Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(9)(13)(23)	7/31/2020	7,433,740	7,239,798	—	0.0%
				7,433,740	7,239,798	—

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		—	700,000	532,000	0.2%
				—	700,000	532,000

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		—	263,815	274,367	0.1%
				—	263,815	274,367

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)(22)	8/18/2025	2,000,000	1,975,691	1,977,000	0.9%
				2,000,000	1,975,691	1,977,000

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00% PIK, 1.00% LIBOR Floor)(13)	4/28/2023	894,050	832,281	789,715	0.4%
		Equity - 5,441 Class A Units		—	302,464	20,893	0.0%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	—	361,667	24,983	0.0%
				894,050	1,496,412	835,591

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(13)(23)	9/26/2024	3,611,900	3,611,900	3,611,900	1.7%
		Equity - 1,500 Common Units		—	1,500,000	2,557,657	1.2%
				3,611,900	5,111,900	6,169,557

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(8)		—	518,283	88,989	0.0%
				—	518,283	88,989

Subtotal Non-Controlled/Non-Affiliated Investments				$180,226,518	$204,736,370	$189,905,466

Affiliated Investments:

1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)	9/30/2021	$9,304,145	$9,304,145	$9,304,145	4.3%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(9)(13)	9/30/2021	23,547,567	19,468,870	5,886,892	2.7%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)	6/30/2021	1,170,014	1,170,014	1,170,014	0.5%
		Senior Secured First Lien Term Loan D (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)	9/18/2020	224,456	224,456	224,456	0.1%
		Revolving Credit Facility (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)(16)	9/30/2021	4,387,025	4,387,025	4,387,025	2.0%
		Equity - 21,562.16 Class A Units		—	—	—	0.0%
				38,633,207	34,554,510	20,972,532

Access Media Holdings, LLC(7)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00% PIK)(9)	7/22/2020	10,036,355	8,446,385	2,509,089	1.2%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		971,200	971,200	(100,800)	0.0%
		Equity - 16 Common Units		—	—	—	0.0%
				13,407,555	11,817,585	2,408,289

Caddo Investors Holdings 1 LLC(10)	Forest Products & Paper	Equity - 6.15% Membership Interest(21)		—	2,526,373	2,830,051	1.3%
				—	2,526,373	2,830,051

Dynamic Energy Services International LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(9)(15)	12/31/2021	11,124,375	7,824,974	1,264,841	0.6%
		Revolving Credit Facility (12.00% Cash)	12/31/2019	545,103	545,103	545,103	0.2%
		Equity - 12,350,000 Class A Units		—	—	—	0.0%
				11,669,478	8,370,077	1,809,944

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		20,150,684	20,150,684	20,150,684	9.3%
		Preferred Equity - A-1 Preferred (3.00% PIK)		2,607,661	2,607,661	2,607,661	1.2%
		Equity - 57,300 Class B Units		—	57,300	19,096,371	8.8%
				22,758,345	22,815,645	41,854,716

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred (6.00% PIK)		1,236,269	1,236,269	1,236,269	0.6%
		Equity - 129,588 Class B Units		—	129,588	2,755,041	1.3%
				1,236,269	1,365,857	3,991,310

Kemmerer Operations, LLC(7)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	1,766,511	1,766,511	1,766,511	0.8%
		Senior Secured First Lien Delayed Draw Term Loan (15.00% PIK)	6/21/2023	706,604	706,604	706,604	0.3%
		Equity - 6.7797 Common Units		—	962,717	962,717	0.4%
				2,473,115	3,435,832	3,435,832

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 9.50% PIK, 1.00% LIBOR Floor)(13)	10/11/2021	9,534,512	9,294,959	8,845,167	4.1%
		Senior Secured First Lien Term Loan A (LIBOR + 9.50% PIK, 1.00% LIBOR Floor)(13)	10/11/2021	3,284,977	3,284,977	3,047,473	1.4%
		Senior Secured First Lien Term Loan C (LIBOR + 10.00% Cash, 1.00% LIBOR Floor)(13)	10/11/2021	344,463	344,463	344,291	0.2%
		Warrants - 7.68% of Outstanding Equity	1/9/2027	—	499,751	—	0.0%
				13,163,952	13,424,150	12,236,931

US Multifamily, LLC(10)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)(22)	6/17/2021	6,670,000	6,670,000	6,670,000	3.1%
		Equity - 33,300 Preferred Units		—	3,330,000	3,330,000	1.5%
				6,670,000	10,000,000	10,000,000

Subtotal Affiliated Investments				$110,011,921	$108,310,029	$99,539,605

Controlled Investments:(5)

MCC Senior Loan Strategy JV I LLC(10)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC(21)		—	78,575,000	69,948,970	32.3%
				—	78,575,000	69,948,970

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(12)	11/9/2020	4,255,990	4,255,990	4,255,990	2.0%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(9)(12)	11/9/2020	13,436,693	12,305,096	7,152,352	3.3%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(9)(12)	11/9/2020	8,747,134	7,570,054	—	0.0%
		Equity - 787.4 Class A Units		—	9,550,922	—	0.0%
				26,439,817	33,682,062	11,408,342

TPG Plastics LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan (Prime + 10.00% Cash)(14)	12/31/2019	352,984	352,984	352,984	0.2%
		Unsecured Debt (10.00% Cash)(20)		278,810	278,810	278,810	0.1%
		Equity - 35 Class B Units		—	3,317,149	1,644,751	0.8%
				631,794	3,948,943	2,276,545

URT Acquisition Holdings Corporation	Services: Business	Senior Secured Second Lien Term Loan (LIBOR + 8.00% PIK, 2.00% LIBOR Floor)(13)	5/2/2022	18,905,403	18,905,403	18,905,403	8.7%
		Preferred Equity (12.00% PIK)(9)		6,552,890	6,552,890	4,914,667	2.3%
		Equity - 397,466 Common Units		—	12,936,879	—	0.0%
				25,458,293	38,395,172	23,820,070

Subtotal Control Investments				$52,529,904	$154,601,177	$107,453,927

Company(1)	Industry	Type of Investment(6)	Maturity	Par Amount(2)	Cost(3)	Fair Value	% of Net Assets(4)

Total Investments, September 30, 2019				$342,768,343	$467,647,576	$396,898,998	183.4%

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
September 30, 2020

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

The Reverse Stock Split was intended to bring the Company into compliance with the $1.00 minimum average closing share price requirement (the “Minimum Share Price Requirement”) for continued listing on the NYSE. On August 3, 2020, the Company received written notice from the NYSE that the Company has regained compliance with the Minimum Share Price Requirement after the Company’s average closing price over the 30 consecutive trading day period ending on July 31, 2020 was above $1.00 per share as required under Section 802.01C of the NYSE Listed Company Manual.

Termination of Agreements and Plan of Mergers

On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra Income Corporation (“Sierra”), pursuant to which the Company would, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the merger (the “MCC Merger”). In addition, on July 29, 2019, Sierra and MDLY entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among MDLY, Sierra, and Sierra Management, Inc., a wholly owned subsidiary of Sierra (“Merger Sub”), pursuant to which MDLY would, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the merger (the “MDLY Merger”).

On May 1, 2020, the Company received a notice of termination from Sierra of the Amended MCC Merger Agreement. Under the Amended MCC Merger Agreement, either party could have, subject to certain conditions, terminated the Amended MCC Merger Agreement if the MCC Merger had not been consummated by March 31, 2020. Representatives of Sierra informed the Company that in determining to terminate the Amended MCC Merger Agreement, Sierra considered a number of factors, including, among other factors, changes in the relative valuation of the Company and Sierra, the changed circumstances and the unpredictable economic conditions resulting from the global health crisis caused by the coronavirus (COVID-19) pandemic, and the uncertainty regarding the parties’ ability to satisfy the conditions to closing the MCC Merger in a timely manner.

In addition, on May 1, 2020, MDLY received a notice of termination from Sierra of the Amended MDLY Merger Agreement. Under the Amended MDLY Merger Agreement, either party could have, subject to certain conditions, terminate the Amended MDLY Merger Agreement if the MDLY Merger had not been consummated by March 31, 2020. Representatives of Sierra informed MDLY that in determining to terminate the Amended MDLY Merger Agreement, Sierra considered a number of factors, including, among other factors, changes in the relative valuation of MDLY and Sierra, the changed circumstances and the unpredictable economic conditions resulting from the global health crisis caused by the coronavirus (COVID-19) pandemic, and the uncertainty regarding the parties’ ability to satisfy the conditions to closing the MDLY Merger in a timely manner.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 946 (“ASC 946”). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the consolidated accounts of the Company and its wholly owned subsidiaries Medley Small Business Fund and Medley SLF Funding I LLC (“Medley SLF”), and its wholly owned Taxable Subsidiaries. All references made to the “Company,” “we,” and “us” herein include Medley Capital Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 10 of Regulation S-X of the Securities Act of 1933. All intercompany balances and transactions have been eliminated.

Cash, Restricted Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of September 30, 2020, we had $56.5 million in cash and cash equivalents. As of September 30, 2019, we had $68.2 million in cash and cash equivalents, and $16.0 million of restricted cash, which was restricted for the purposes of repaying principal and interest on our Series A Israeli Notes (the “Israeli Notes”).

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

Debt Issuance Costs

Debt issuance costs, incurred in connection with any credit facilities, unsecured notes and SBA-guaranteed debentures (the "SBA Debentures") (see Note 5) are deferred and amortized over the life of the respective credit facility or instrument.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.

Revenue Recognition

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. Dividend income, which represents dividends from equity investments and distributions from Taxable Subsidiaries, is recorded on the ex-dividend date and when the distribution is received, respectively.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the years ended September 30, 2020, 2019 and 2018, the Company earned approximately $3.8 million, $7.2 million, and $10.8 million in PIK interest, respectively.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. For the years ended September 30, 2020, 2019 and 2018, fee income was approximately $0.7 million, $2.3 million and $4.5 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the years ended September 30, 2020, 2019 and 2018, $0.9 million, $47.8 million and $73.0 million, respectively, of the Company's realized losses were related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed not collectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At September 30, 2020, certain investments in eight portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $21.7 million, or 8.8% of the fair value of our portfolio. At September 30, 2019, certain investments in seven portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $22.3 million, or 5.6% of the fair value of our portfolio. At September 30, 2018, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $48.1 million, or 7.3% of the fair value of our portfolio.

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

Investments in investment funds are valued at fair value. Fair values are generally determined utilizing the NAV supplied by, or on behalf of, management of each investment fund, which is net of management and incentive fees or allocations charged by the investment fund and is in accordance with the “practical expedient”, as defined by FASB Accounting Standards Update (“ASU”) 2009-12, Investments in Certain Entities that Calculate Net Asset Value per Share. NAVs received by, or on behalf of, management of each investment fund are based on the fair value of the investment funds’ underlying investments in accordance with policies established by management of each investment fund, as described in each of their financial statements and offering memorandum. If the Company is in the process of the sale of an investment fund, fair value will be determined by actual or estimated sale proceeds.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There is no provision for federal excise tax for the calendar year ended 2019 accrued at September 30, 2020. For the calendar year ended December 31, 2018, there was no excise tax expense as the Company distributed at least 98% of its ordinary income and 98.2% of its capital gains. For the calendar year ended December 31, 2017, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains. Accordingly, with respect to the calendar year ended December 31, 2017 an excise tax expense of $0.2 was recorded in the fiscal year ended September 30, 2018.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of September 30, 2020 and 2019, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the years ended September 30, 2020 and 2019, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments. For the year ended September 30, 2018, the change in provision for deferred taxes on the unrealized depreciation on investments was $0.5.

As of September 30, 2020 and 2019, the Company has a net deferred tax asset of $22.8 million and $20.9 million, respectively, consisting primarily of net operating losses offset by net unrealized gains on the investments held within its Taxable Subsidiaries. As of September 30, 2020 and 2019, the Company booked a valuation allowance of $22.8 million and $20.9 million, respectively, against its net deferred tax asset.

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

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended September 30, 2020, 2019 and 2018, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of net operating losses as follows:

	For the years ended September 30
	2020	2019	2018
Capital in excess of par value	$(1,202,850)	$(16,882,923)	$(157,925)
Accumulated undistributed net investment income/(loss)	1,202,850	23,174,206	280,924
Accumulated net realized gain/(loss) from investments	—	(6,291,283)	(122,999)

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended September 30, 2020, 2019 and 2018 were as follows:

	For the years ended September 30
	2020	2019	2018
Ordinary income	$—	$—	$22,025,185
Distributions of long-term capital gains	—	—	—
Return of capital	—	8,171,130	6,301,403
Distributions on a tax basis	$—	$8,171,130	$28,326,588

For federal income tax purposes, the cost of investments owned at September 30, 2020, 2019 and 2018 were approximately $327.9 million, $464.9 million, and $757.9 million, respectively.

At September 30, 2020, 2019 and 2018, the components of distributable earnings/(accumulated deficits) on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain fee income and organizational expenses, as follows:

	For the years ended September 30
	2020	2019	2018
Undistributed ordinary income	$—	$—	$—
Accumulated capital and other losses(1)	(440,538,935)	(389,066,323)	(268,569,450)
Other temporary differences	(106,066)	(122,274)	(6,429,766)
Unrealized appreciation/(depreciation)	(81,119,823)	(67,966,064)	(102,463,301)
Components of distributable earnings/(accumulated deficits) at year end	$(521,764,824)	$(457,154,661)	$(377,462,517)

(1)Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2020, the Company a had long-term capital loss carryforward available to offset future realized capital gains of $440,538,935.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at September 30, 2020. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service.

Retroactive Adjustments for Reverse Stock Split and the Authorized Share Reduction

The per share amount of the common stock and the authorized shares of common stock in the audited financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reverse Stock Split effected on July 24, 2020. See Note 1 for more information regarding the Reverse Stock Split and the Authorized Share Reduction.

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

Note 3. Investments

The composition of our investments as of September 30, 2020 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$178,843	54.5%	$106,463	43.2%
Senior Secured Second Lien Term Loans	15,476	4.7	13,927	5.6
Unsecured Debt	4,601	1.4	2,669	1.1
MCC Senior Loan Strategy JV I LLC	79,888	24.4	41,019	16.6
Equity/Warrants	49,327	15.0	82,666	33.5
Total	$328,135	100.0%	$246,744	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At September 30, 2020 and 2019, the total fair value of warrants was $15,354 and $24,983, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the year ended September 30, 2020, the Company had no warrant activity. During the year ended September 30, 2019, the Company exercised its warrant positions in one portfolio company in exchange for common stock in Avantor, Inc., forfeited its warrant positions in another portfolio company, and acquired additional warrants in one existing portfolio company.

Total unrealized depreciation related to warrants for the years ended September 30, 2020, 2019, and 2018 was $9,628, $0.5 million, and $1.3 million, respectively, and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2020 (dollars in thousands):

	Fair Value	Percentage
Construction & Building	$51,964	21.1%
Multisector Holdings	41,019	16.6
High Tech Industries	26,165	10.6
Healthcare & Pharmaceuticals	23,481	9.5
Services: Business	21,841	8.9
Hotel, Gaming & Leisure	12,337	5.0
Wholesale	12,278	5.0
Containers, Packaging & Glass	11,987	4.8
Consumer goods: Durable	9,520	3.8
Banking, Finance, Insurance & Real Estate	6,557	2.7
Consumer goods: Non-durable	6,164	2.5
Environmental Industries	5,846	2.4
Energy: Oil & Gas	5,626	2.3
Metals & Mining	3,530	1.4
Forest Products & Paper	2,991	1.2
Aerospace & Defense	2,942	1.2
Media: Broadcasting & Subscription	1,110	0.5
Automotive	1,043	0.4
Retail	343	0.1
Total	$246,744	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2019 (dollars in thousands):

	Fair Value	Percentage
Multisector Holdings	$69,949	17.6%
Construction & Building	59,608	15.0
Services: Business	49,512	12.5
High Tech Industries	38,254	9.6
Healthcare & Pharmaceuticals	25,698	6.5
Energy: Oil & Gas	23,632	6.0
Hotel, Gaming & Leisure	21,127	5.3
Wholesale	13,850	3.5
Services: Consumer	13,278	3.3
Containers, Packaging & Glass	12,637	3.2
Capital Equipment	10,680	2.7
Automotive	10,375	2.6
Banking, Finance, Insurance & Real Estate	10,000	2.5
Aerospace & Defense	8,604	2.2
Consumer goods: Non-durable	6,326	1.6
Consumer goods: Durable	6,170	1.6
Environmental Industries	3,991	1.0
Metals & Mining	3,436	0.9
Forest Products & Paper	2,830	0.7
Media: Broadcasting & Subscription	2,408	0.6
Chemicals, Plastics & Rubber	2,277	0.6
Media: Advertising, Printing & Publishing	1,715	0.4
Retail	532	0.1
Total	$396,889	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at September 30, 2020 (dollars in thousands):

	Fair Value	Percentage
Northeast	$98,555	39.9%
West	55,400	22.5
Southeast	42,321	17.1
Midwest	27,574	11.2
Mid-Atlantic	13,334	5.4
Southwest	9,560	3.9
Total	$246,744	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2019 (dollars in thousands):

	Fair Value	Percentage
Northeast	$143,795	36.2%
West	88,412	22.3
Midwest	76,001	19.2
Southeast	48,089	12.1
Southwest	24,658	6.2
Mid-Atlantic	15,934	4.0
Total	$396,889	100.0%

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the years ended September 30, 2020 and 2019 were as follows:

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2019	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2020	Income Earned

Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$9,304,145	$168,923	$—	$(9,473,068)	$—	$—	$167,086
	Senior Secured First Lien Term Loan B	5,886,892	—	—	(5,886,892)	—	—	—
	Senior Secured First Lien Term Loan C	1,170,014	21,242	—	(24,493)	—	1,166,763	21,012
	Senior Secured First Lien Term Loan D	224,456	(224,456)	—	—	—	—	15,103
	Senior Secured First Lien Term Loan E	—	—	—	—	—	—	53,342
	Revolving Credit Facility	4,387,025	(832,956)	—	—	—	3,554,069	246,271
	Equity	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	2,509,089	—	—	(1,398,526)	—	1,110,563	—
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	—	—	—	—	—	—
	Preferred Equity Series AAA	(100,800)	—	—	100,800	—	—	—
	Equity	—	—	—	—	—	—	—
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	—	—	758,929	—	—	758,929	11,148
	Senior Secured First Lien Term Loan	—	—	5,863,872	(816,315)	—	5,047,557	—
	Equity	—	—	—	—	—	—	—
Caddo Investors Holdings 1 LLC	Equity	2,830,051	2,452	—	158,273	—	2,990,776	—
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	1,264,841	—	—	(359,725)	—	905,116	—
	Revolving Credit Facility	545,103	(545,103)	—	—	—	—	6,692
	Equity	—	—	—	—	—	—	—
JFL-NGS Partners, LLC	Preferred Equity A-2	20,150,684	(18,355,650)	—	—	—	1,795,034	352,315
	Preferred Equity A-1	2,607,661	(2,375,369)	—	—	—	232,292	45,592
	Equity	19,096,371	—	—	19,683,696	—	38,780,067	—
JFL-WCS Partners, LLC	Preferred Equity Class A	1,236,269	74,380	—	—	—	1,310,649	77,412
	Equity	2,755,041	—	—	1,780,539	—	4,535,580	—
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	1,766,511	285,194	—	—	—	2,051,705	285,313
	Senior Secured First Lien Delayed Draw Term Loan	706,604	(190,905)	—	—	—	515,699	80,201
	Equity	962,717	—	—	—	—	962,717	—

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2019	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2020	Income Earned

Path Medical, LLC	Senior Secured First Lien Term Loan	8,845,167	(8,639,959)	—	449,792	(655,000)	—	1,203,692
	Senior Secured First Lien Term Loan A	3,047,473	(3,010,987)	—	237,504	(273,990)	—	380,499
	Senior Secured First Lien Term Loan C	344,291	(344,463)	—	172	—	—	17,776
	Senior Secured First Lien Term Loan A	—	5,905,080	—	—	—	5,905,080	51,670
	Senior Secured First Lien Term Loan B	—	6,599,918	—	194,596	—	6,794,514	—
	Equity	—	—	—	—	—	—	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	(1,546,087)	—	—	—	5,123,913	592,727
	Equity	3,330,000	—	—	(1,998,000)	—	1,332,000	—
Total Affiliated Investments		$99,539,605	$(23,008,746)	$6,622,801	$2,648,353	$(928,990)	$84,873,023	$3,607,851

Controlled Investments
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	69,948,970	1,312,500	—	(30,242,970)	—	41,018,500	6,256,250
NVTN LLC	Senior Secured First Lien Term Loan	4,255,990	2,309,885	—	(2,035,797)	—	4,530,078	62,840
	Super Priority Senior Secured First Lien Term Loan	—	1,995,374	—	4,626	—	2,000,000	1,983
	Senior Secured First Lien Term Loan B	7,152,352	—	—	(7,152,352)	—	—	—
	Senior Secured First Lien Term Loan C	—	—	—	—	—	—	—
	Equity	—	—	—	—	—	—	—
TPG Plastics LLC	Senior Secured Second Lien Term Loan	352,984	(352,984)	—	—	—	—	12,806
	Unsecured Debt	278,810	(278,810)	—	—	—	—	6,876
	Unsecured Debt	1,644,751	(1,630,312)	—	1,672,398	(1,686,837)	—	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	18,905,403	1,594,416	—	—	(20,499,819)	—	500,767
	Preferred Equity	4,914,667	(2,533,622)	—	1,638,223	(4,019,268)	—	—
	Equity	—	(66,378)	—	12,936,879	(12,870,501)	—	—
Total Controlled Investments		$107,453,927	$2,350,069	$—	$(23,178,993)	$(39,076,425)	$47,548,578	$6,841,522

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2018	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2019	Income Earned

Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$8,984,232	$319,913	$—	$—	$—	$9,304,145	$688,498
	Senior Secured First Lien Term Loan B	19,725,217	142,757	—	(13,981,082)	—	5,886,892	752,483

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2018	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2019	Income Earned

	Senior Secured First Lien Term Loan C	—	1,170,014	—	—	—	1,170,014	22,203
	Senior Secured First Lien Term Loan D	—	224,456	—	—	—	224,456	546
	Revolving Credit Facility	3,593,693	793,332	—	—	—	4,387,025	247,920
	Equity	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	5,876,279	—	—	(3,367,190)	—	2,509,089	(25,391)
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	—	—	—	—	—	—
	Preferred Equity Series AAA	(172,800)	72,000	—	—	—	(100,800)	—
	Equity	—	—	—	—	—	—	—
Brantley Transportation LLC	Senior Secured First Lien Term Loan	2,882,800	(1,329,030)	—	6,117,200	(7,670,970)	—	—
	Senior Secured First Lien Delayed Draw Term Loan	503,105	(503,105)	—	—	—	—	35,561
	Equity	—	—	—	—	—	—	—
Caddo Investors Holdings 1 LLC	Equity	2,500,000	26,373	—	303,678	—	2,830,051	(61,927)
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	—	—	7,824,975	(6,560,134)	—	1,264,841	(393,474)
	Revolving Credit Facility	—	(776,898)	1,322,001	—	—	545,103	65,754
	Equity	—	—	—	—	—	—	—
JFL-NGS Partners, LLC	Preferred Equity A-2	31,468,755	(11,318,071)	—	—	—	20,150,684	924,898
	Preferred Equity A-1	4,072,311	(1,464,650)	—	—	—	2,607,661	119,689
	Equity	9,825,804	—	—	9,270,567	—	19,096,371	—
JFL-WCS Partners, LLC	Preferred Equity Class A	1,166,292	69,977	—	—	—	1,236,269	72,830
	Equity	215,116	—	—	2,539,925	—	2,755,041	—
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	—	1,766,511	—	—	—	1,766,511	72,332
	Senior Secured First Lien Delayed Draw Term Loan	—	706,604	—	—	—	706,604	28,932
	Equity	—	962,717	—	—	—	962,717	—
Path Medical, LLC	Senior Secured First Lien Term Loan	—	1,473,135	7,821,824	(449,792)	—	8,845,167	1,148,712
	Senior Secured First Lien Term Loan A	—	476,477	2,808,500	(237,504)	—	3,047,473	364,754
	Senior Secured First Lien Term Loan C	—	344,463	—	(172)	—	344,291	70,514
	Equity	—	—	499,751	(499,751)	—	—	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	667,000
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$100,640,804	$(6,843,025)	$20,277,051	$(6,864,255)	$(7,670,970)	$99,539,605	$4,801,834

Controlled Investments

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2018	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2019	Income Earned

Capstone Nutrition	Senior Secured First Lien Term Loan	$12,657,663	$(1,884,717)	$—	$8,188,908	$(18,961,854)	$—	$(34,719)
	Senior Secured First Lien Delayed Draw Term Loan	5,692,096	(847,549)	—	3,994,770	(8,839,317)	—	—
	Senior Secured First Lien Incremental Delayed Draw Term Loan	2,242,721	(2,242,721)	—	—	—	—	488,373
	Equity - Class B and C Units	—	—	—	12	(12)	—	—
	Equity - Common Units	—	—	—	400,003	(400,003)	—	—
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	78,370,891	—	—	(8,421,921)	—	69,948,970	8,050,000
NVTN LLC	Senior Secured First Lien Term Loan	4,005,990	250,000	—	—	—	4,255,990	270,259
	Senior Secured First Lien Term Loan B	11,837,367	467,729	—	(5,152,744)	—	7,152,352	352,280
	Senior Secured First Lien Term Loan C	7,479,397	90,657	—	(7,570,054)	—	—	—
	Equity	—	—	—	—	—	—	—
OmniVere, LLC	Senior Secured First Lien Term Loan	—	—	—	22,880,599	(22,880,599)	—	(2,822)
	Senior Secured First Lien Term Loan	1,374,048	661,225	—	2,963,001	(4,998,274)	—	—
	Unsecured Debt	—	—	—	22,727,575	(22,727,575)	—	(2,205)
	Equity	—	—	—	872,698	(872,698)	—	—
TPG Plastics LLC	Senior Secured Second Lien Term Loan	401,346	(48,362)	—	—	—	352,984	38,253
	Unsecured Debt	360,000	(21,780)	—	—	(59,410)	278,810	27,281
	Unsecured Debt	646,996	(646,996)	—	—	—	—	2,163
	Equity	2,670,154	646,996	—	(1,672,399)	—	1,644,751	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	15,112,754	3,792,649	—	—	—	18,905,403	1,824,940
	Preferred Equity	5,850,795	702,095	—	(1,638,223)	—	4,914,667	175,043
	Equity	12,937,518	—	—	(12,937,518)	—	—	—
Total Controlled Investments		$161,639,736	$919,226	$—	$24,634,707	$(79,739,742)	$107,453,927	$11,188,846

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

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the years ended September 30, 2020, 2019 and 2018. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the years ended September 30, 2020, 2019 and 2018.

Loan Participation Sales

The Company may sell portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At September 30, 2020, there were two participation agreements outstanding with an aggregate fair value of $6.8 million. At September 30, 2019, there were two participation agreements outstanding with an aggregate fair value of $6.5 million. The transfer of the participated portion of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. In each case, the Company’s loan participation agreements satisfy the following conditions:

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

During the years ended September 30, 2020, 2019 and 2018, the Company collected interest and principal payments on behalf of the participant in aggregate amounts of $2.7 million, $3.7 million and $21.8 million, respectively. Under the terms of the participation agreements, the Company will collect and remit periodic payments to the participant equal to the participant's proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

Subsequent to the year ended September 30, 2020, the Company, MCC JV, GALIC, and an affiliate of Golub Capital LLC (“Golub”) entered into a Membership Interest Purchase Agreement pursuant to which a private fund affiliated with and managed by Golub concurrently purchased all of the Company’s interest in MCC JV and all of GALIC’s interest in the MCC JV. In connection therewith, MCC JV repaid in full all outstanding borrowings under, and terminated, the JV Facility (defined below). See “Note 15” for more information. Because of the aforementioned transaction, the Company determined the value of MCC JV using the proceeds from the sale. Historically, as a practical expedient, the Company had used NAV to determine the value of its investment in MCC JV; therefore, this investment had been presented as a reconciling item within the fair value hierarchy (see Note 4). Investments held by MCC JV are measured at fair value using the same valuation methodologies as described in Note 2.

As of September 30, 2020, MCC JV had total capital commitments of $100.0 million, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $89.8 million was funded as of September 30, 2020 relating to these commitments, of which $78.6 million was from the Company. As of September 30, 2020, MCC JV’s board of managers had approved advances of capital of up to $0.3 million of the remaining capital commitments, of which $0.2 million is from the Company.

On August 4, 2015, MCC JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG (“CS”) with commitments of $100 million subject to leverage and borrowing base restrictions. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch (“DB”), and increased the total loan commitments to $200 million. The JV Facility bears interest at a rate of LIBOR (with no minimum + 2.50% per annum. On March 29, 2019, the JV Facility reinvestment period was extended to June 28, 2019 from March 30, 2019. On June 28, 2019, the JV Facility reinvestment period was extended to October 28, 2019. The stated maturity date was not impacted by the JV Facility reinvestment period extension and remained March 30, 2022. As of September 30, 2020 and 2019, there was approximately $111.3 million and $179.3 million outstanding under the JV Facility, respectively.

On March 31, 2020, the JV Facility ended its reinvestment period and entered its amortization period, during which time the interest rate was increased to LIBOR (with a 0.00% floor) + 3.00% per annum.

On April 20, 2020, the JV Facility was amended to (i) during each 12-month period during the amortization period, permit the sale of investments below a price of 97% as long as the sale is approved by DB and the balance of all such investments sold is not greater than 30% of the adjusted balance of all loans as of the first date of each 12-month period and (ii) establish a target effective advance rate at various measurement dates during the amortization period. All principal collections will be swept to amortize the amount outstanding under the JV Facility and interest collections will be swept, as applicable, in order to meet the target effective advance rate for the applicable period.

At September 30, 2020 and 2019, MCC JV had total investments at fair value of $163.1 million and $249.3 million, respectively. As of September 30, 2020 and 2019, MCC JV’s portfolio was comprised of senior secured first lien term loans to 45 and 61 borrowers, respectively. As of September 30, 2020 and 2019, certain investments in one portfolio company held by MCC JV were on non-accrual status.

Below is a summary of MCC JV’s portfolio, excluding equity investments, followed by a listing of the individual investments in MCC JV’s portfolio as of September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Senior secured loans(1)	$182,514,110	$261,170,437
Weighted average current interest rate on senior secured loans(2)	6.02%	7.17%
Number of borrowers in MCC JV	45	61
Largest loan to a single borrower(1)	$10,653,501	$10,884,644
Total of five largest loans to borrowers(1)	$39,191,213	$43,626,877

(1)At par value.
(2)Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at par.

MCC JV Loan Portfolio as of September 30, 2020

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	$10,653,501	$10,653,501	$9,995,115	16.8%
				10,653,501	10,653,501	9,995,115

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,293,750	5,269,829	5,287,398	8.9%
				5,293,750	5,269,829	5,287,398

CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	1,340,389	1,336,046	1,274,308	2.1%
		Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	592,500	592,500	563,290	0.9%
				1,932,889	1,928,546	1,837,598

Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(1)	7/1/2026	4,950,187	4,909,373	4,435,496	7.4%
				4,950,187	4,909,373	4,435,496

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	5,086,116	5,005,862	4,875,042	8.2%

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

				5,086,116	5,005,862	4,875,042

Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	10/10/2025	1,940,438	1,888,530	1,397,503	2.3%
				1,940,438	1,888,530	1,397,503

GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/1/2025	1,420,440	1,404,814	1,304,532	2.2%
				1,420,440	1,404,814	1,304,532

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,877,863	2,876,803	2,142,856	3.6%
				2,877,863	2,876,803	2,142,856

Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/23/2024	4,850,625	4,839,587	2,601,390	4.4%
				4,850,625	4,839,587	2,601,390

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/20/2023	4,069,771	4,069,771	3,968,027	6.7%
				4,069,771	4,069,771	3,968,027

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)(4)	6/30/2022	1,732,439	1,724,570	593,187	1.0%
				1,732,439	1,724,570	593,187

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	4/26/2025	4,025,000	4,016,286	3,597,545	6.0%
				4,025,000	4,016,286	3,597,545

Infogroup, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	4/3/2023	4,825,000	4,804,770	4,224,770	7.1%
				4,825,000	4,804,770	4,224,770

Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	7/1/2026	2,722,500	2,708,089	2,513,684	4.2%
				2,722,500	2,708,089	2,513,684

Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/16/2025	2,626,629	2,616,715	1,337,742	2.2%
				2,626,629	2,616,715	1,337,742

IXS Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/5/2027	994,874	985,714	981,543	1.6%
				994,874	985,714	981,543

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	6,099,815	6,040,757	5,505,083	9.2%
				6,099,815	6,040,757	5,505,083

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	4,743,170	4,694,643	1,992,131	3.3%
				4,743,170	4,694,643	1,992,131

Liason Acquisition, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/20/2026	3,466,288	3,458,579	3,372,351	5.7%

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

				3,466,288	3,458,579	3,372,351

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	4,229,263	4,220,573	3,880,349	6.5%
				4,229,263	4,220,573	3,880,349

Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	2,998,542	2,998,542	2,875,002	4.8%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	608,958	608,958	583,869	1.0%
				3,607,500	3,607,500	3,458,871

Mileage Plus Holdings, LLC	Transportation: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/21/2027	4,401,819	4,407,746	4,475,769	7.5%
				4,401,819	4,407,746	4,475,769

NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/1/2025	2,943,223	2,932,700	2,755,445	4.6%
				2,943,223	2,932,700	2,755,445

Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/28/2025	4,143,750	4,130,394	3,630,754	6.1%
				4,143,750	4,130,394	3,630,754

Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(1)	6/22/2026	3,626,659	3,596,886	3,494,880	5.9%
				3,626,659	3,596,886	3,494,880

Patriot Rail Company LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	10/19/2026	1,741,250	1,711,104	1,730,454	2.9%
				1,741,250	1,711,104	1,730,454

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/19/2022	6,279,803	6,270,073	5,418,842	9.1%
				6,279,803	6,270,073	5,418,842

Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/3/2024	2,945,600	2,928,240	2,632,777	4.4%
				2,945,600	2,928,240	2,632,777

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor, 2% PIK)(1)(5)	11/30/2023	4,955,627	4,638,237	4,460,064	7.5%
		Class C Common Stock		1	—	—
				4,955,628	4,638,237	4,460,064

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/5/2024	1,952,427	1,946,107	1,850,511	3.1%
				1,952,427	1,946,107	1,850,511

Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	4/2/2026	3,936,357	3,924,382	3,847,789	6.5%
				3,936,357	3,924,382	3,847,789

RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/29/2025	5,651,270	5,620,482	5,605,495	9.4%
				5,651,270	5,620,482	5,605,495

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	2/28/2022	2,533,036	2,518,601	2,343,058	3.9%
				2,533,036	2,518,601	2,343,058

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	9/1/2022	4,776,954	4,739,017	4,733,961	7.9%
		Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	9/1/2022	1,852,521	1,852,521	1,835,849	3.1%
				6,629,475	6,591,538	6,569,810

Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	7,304,819	7,283,042	7,255,877	12.2%
				7,304,819	7,283,042	7,255,877

Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	2/27/2022	3,447,500	3,447,500	3,358,899	5.6%
				3,447,500	3,447,500	3,358,899

Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/9/2023	2,905,253	2,891,007	2,229,200	3.7%
				2,905,253	2,891,007	2,229,200

The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/29/2025	5,896,552	5,844,063	5,071,034	8.5%
				5,896,552	5,844,063	5,071,034

ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	10/11/2024	2,627,704	2,620,849	2,585,136	4.3%
				2,627,704	2,620,849	2,585,136

Vero Parent, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/16/2024	3,875,924	3,856,982	3,813,522	6.4%
				3,875,924	3,856,982	3,813,522

Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	9/11/2026	945,350	937,295	912,358	1.5%
				945,350	937,295	912,358

Wheels Up Partners LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.55%, 1.00% LIBOR Floor)(1)	10/15/2021	1,509,917	1,497,761	1,509,917	2.5%

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

				1,509,917	1,497,761	1,509,917

Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	3/1/2026	6,550,249	6,505,809	4,864,216	8.2%
				6,550,249	6,505,809	4,864,216

Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	4/30/2026	2,942,820	2,920,082	2,834,231	4.8%
				2,942,820	2,920,082	2,834,231

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	2/12/2024	8,053,168	8,053,168	8,053,168	13.5%
				8,053,168	8,053,168	8,053,168

Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,566,500	2,566,500	2,528,002	4.3%
				2,566,500	2,566,500	2,528,002

Total Investments, September 30, 2020				$182,514,111	$181,365,360	$163,133,421	273.5%

(1)Represents the annual current interest rate as of September 30, 2020. All interest rates are payable in cash, unless otherwise noted.
(2)Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.
(3)Percentage is based on MCC JV's net assets of $59,617,800 as of September 30, 2020.
(4)This investment was on non-accrual status as of September 30, 2020.
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

Below is certain summarized financial Information for MCC JV as of September 30, 2020 and 2019, and for the years ended September 30, 2020, 2019 and 2018:

	September 30, 2020	September 30, 2019
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (amortized cost of $181,365,360 and $259,371,480, respectively)	$163,133,421	$249,342,871
Cash	6,055,178	8,007,466
Other assets	1,148,102	1,466,352
Total assets	$170,336,701	$258,816,689

Line of credit (net of debt issuance costs of $1,574,115 and $1,552,067, respectively)	$109,745,367	$177,694,223
Other liabilities	424,095	472,737
Interest payable	549,439	708,049
Total liabilities	110,718,901	178,875,009
Members' capital	59,617,800	79,941,680
Total liabilities and members' capital	$170,336,701	$258,816,689

	For the years ended September 30
	2020	2019	2018
Selected Consolidated Statement of Operations Information:
Total revenues	$15,727,674	$20,351,843	$17,017,831
Total expenses	(9,346,799)	(10,962,484)	(9,054,415)
Net unrealized appreciation/(depreciation)	(8,203,330)	(9,055,476)	(1,358,880)
Net realized gain/(loss)	(12,851,425)	(772,239)	1,048,233
Net income/(loss)	$(14,673,880)	$(438,356)	$7,652,769

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

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. During the year ended September 30 2020, one of our investments transferred into Level 3.

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2020 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$106,463	$106,463
Senior Secured Second Lien Term Loans	—	—	13,927	13,927
Unsecured Debt	—	—	2,669	2,669
MCC Senior Loan Strategy JV I LLC(1)	—	—	41,019	41,019
Equity/Warrants	12,278	—	67,397	79,675
Total	$12,278	$—	$231,475	$243,753
Investments measured at net asset value(2)				2,991
Total Investments, at fair value				$246,744

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2019 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$192,770	$192,770
Senior Secured Second Lien Term Loans	—	—	36,508	36,508
Unsecured Debt	—	—	2,653	2,653
Equity/Warrants	13,850	—	78,329	92,179
Total	$13,850	$—	$310,260	$324,110
Investments measured at net asset value(2)				72,779
Total Investments, at fair value				$396,889
(1)MCC Senior Loan Strategy JV I LLC was sold on October 8, 2020 and as such fair value was measured as a Level 3 investment as of September 30, 2020. Previously fair value had been measured using NAV.
(2)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended September 30, 2020 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Unsecured Debt	MCC Senior Loan Strategy JV I LLC	Equities/Warrants	Total
Balance as of September 30, 2019	$192,770	$36,508	$2,653	$—	$78,329	$310,260
Purchases and other adjustments to cost	1,820	655	168	—	1,259	3,902
Originations	28,085	945	2,500	—	182	31,712
Sales	(186)	(1,237)	—	—	(5,714)	(7,137)
Settlements	(86,048)	(613)	(721)	—	(24,881)	(112,263)
Net realized gains/(losses) from investments	(929)	(23,362)	—	—	(18,577)	(42,868)
Net transfers in and/or out of Level 3	—	—	—	41,019	—	41,019
Net unrealized gains/(losses)	(29,049)	1,031	(1,931)	—	36,799	6,850
Balance as of September 30, 2020	$106,463	$13,927	$2,669	$41,019	$67,397	$231,475

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

Net change in unrealized loss included in earnings related to investments still held as of September 30, 2020 and 2019 was approximately $42.6 million and $43.4 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended September 30, 2020 MCC JV transferred into the Level 3 category as the investment was sold subsequently to September 30, 2020 (see Note 3). In previous periods, as a practical expedient the Company had used the net asset value of MCC JV to determine the fair value of the investment. During the year ended September 30, 2019, none of our investments transferred in or out of Level 3.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2020 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$50,135	Income Approach (DCF)	Market yield	7.52% - 15.27% (10.34%)
Senior Secured First Lien Term Loans	55,856	Market Approach (Guideline Comparable)//Income Approach (DCF)/ Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Capitalization Rate Discount Rate Expected Proceeds	0.25x - 0.50x (0.49x) 2.50x - 8.50x (5.73x) 5.50x - 5.50x (5.50x) 17.90% - 17.90% (17.90%) $8.25 - $52.00 ($45.65)
Senior Secured First Lien Term Loans	472	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Senior Secured Second Lien Term Loan	9,978	Income Approach (DCF)	Market yield	12.01% - 14.82% (14.01%)
Senior Secured Second Lien Term Loans	3,949	Market Approach (Guideline Comparable)/Income Approach (DCF)	EBITDA Multiple(1) Discount Rate	8.00x - 8.00x (8.00x) 21.00% - 21.00% (21.00%)
Unsecured Debt	—	Market Approach (Guideline Comparable)	EBITDA Multiple(1)	2.50x - 4.50x (3.50x)
Unsecured Debt	2,669	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
MCC Senior Loan Strategy JV I LLC	41,019	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Equity	63,468	Market Approach (Guideline Comparable)/Income Approach/Enterprise Value Analysis	Revenue Multiple(1) EBITDA Multiple(1) Capitalization Rate Discount Rate Expected Proceeds	0.50x - 0.88x (0.69x) 2.50x - 9.50x (8.25x) 5.50% - 5.50% (5.50%) 14.50% - 14.50% (14.50%) $8.25 - $52.00 ($38.00)
Equity	3,929	Income Approach (DCF)	Market Yield	15.40% - 15.40% (15.40%)
Total	$231,475

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

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks through calendar year ended 2022. The Earnout and AMI were initially recorded an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of September 30, 2020, the Company deemed the contingent consideration to be not collectible, and, as such, placed a full reserve against its fair value. As of September 30, 2019, the fair value of the contingent consideration was $1.8 million.

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

As of September 30, 2020, the Company’s asset coverage was 199.2% after giving effect to leverage and therefore the Company’s asset coverage is below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders, including the payment of any dividend, and may not employ further leverage until the Company’s asset coverage is at least 200% after giving effect to such leverage.

The Company’s outstanding debt excluding debt issuance costs as of September 30, 2020 and 2019 was as follows (dollars in thousands):

	September 30, 2020				September 30, 2019
	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Amount Available	Principal Amount Outstanding	Carrying(1) Value	Fair Value
2021 Notes	$74,013	$74,013	$73,803	$73,095	$74,013	$74,013	$73,172	$72,473
2023 Notes	77,847	77,847	77,158	72,460	77,847	77,847	76,881	74,453
Israeli Notes	—	—	—	—	105,137	105,137	101,679	104,604
Total	$151,860	$151,860	$150,961	$145,555	$256,997	$256,997	$251,732	$251,530

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

The following table shows the components of interest expense, commitment fees related to the Facilities, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Facilities for the years ended September 30, 2020, 2019 and 2018 (dollars in thousands):

	For the years ended September 30
	2020	2019	2018
Revolving Facility interest	$—	$—	$729
Revolving Facility commitment fee	—	—	1,521
Term Facility interest	—	—	1,505
Amortization of debt issuance costs	—	—	1,087
Agency and other fees	—	—	138
Total	$—	$—	$4,980
Weighted average stated interest rate	—%	—%	4.4%
Weighted average outstanding balance	$—	$—	$50,900

Unsecured Notes

2021 Notes

On December 17, 2015, the Company issued $70.8 million in aggregate principal amount of 6.50% unsecured notes that mature on January 30, 2021 (the “2021 Notes”). On January 14, 2016, the Company closed an additional $3.25 million in aggregate principal amount of the 2021 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes. The 2021 Notes became redeemable in whole or in part at any time or from time to time at the Company’s option on or after January 30, 2019. The 2021 Notes bore interest at a rate of 6.50% per year, payable quarterly on January 30, April 30, July 30 and October 30 of each year, beginning January 30, 2016. The 2021 Notes were listed on the NYSE and traded thereon under the trading symbol “MCX”.

Subsequent to fiscal year ended September 30, 2020, the Company redeemed the issued and outstanding 2021 Notes. See “Note 15” for more information.

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

Secured Notes

Israeli Notes

Effective as of April 14, 2020, the Company had repaid all of its outstanding Israeli Notes. Below is a description of the terms of the Israeli Notes, including covenants related thereto, that the Company was subject to during the years ended September 30, 2020 and 2019 prior to the full repayment of the Israeli Notes.

On January 26, 2018, the Company priced a debt offering in Israel of $121.3 million of Israeli Notes. The Israeli Notes were listed on the Tel Aviv Stock Exchange (the "TASE") and denominated in New Israeli Shekels, but linked to the US Dollar at a fixed exchange rate which mitigates any currency exposure to the Company. The Israeli Notes were not registered under the Securities Act of 1933, and could not be offered or sold in the United States absent registration under the Securities Act or in transactions exempt from, or not subject to, such registration requirements. In connection with this offering, we were dually listed our common stock on the TASE.

On August 12, 2019, the Company and its wholly owned subsidiaries, Medley Small Business Fund, LP (formerly known as Medley SBIC, LP) and Medley SLF, on the one hand, and the Trustee, on the other hand, entered into an amendment to the deed of trust (the “Deed”) governing the Israeli Notes (the “Amendment” together with the Deed, the “Deed of Trust”). The Amendment amended the Deed by, among other things: (a) modifying Section 2.2 of the Deed to provide for full repayment of the Israeli Notes in eight (8) equal installments, each comprising twelve and one-half percent (12.5%) of the principal amount of the Israeli Notes, beginning on August 12, 2019 (the “Effective Date”) and ending on January 31, 2021, rather than four (4) equal annual installments, each comprising twenty five percent (25%) of the principal amount of the Israeli Notes, that were payable on February 27 of each of the years 2021-2024 (inclusive); (b) changing the interest payment dates for the Israeli Notes from semi-annual to quarterly except for the initial interest payment, which was paid on the Effective Date, and the final interest payment, which will be paid on January 31, 2021; (c) decreasing the annual interest rate on the Israeli Notes by 0.25% per annum on the Effective Date and further decreasing the annual interest rate on the Israeli Notes by 0.50% per annum if the mergers of the Company, Sierra, and MDLY (the “Mergers”) close, which further decrease will be effective upon the closing of the Mergers; (d) decreasing the minimum Total Net Asset covenant in Section 6.1.1 of the Deed from $275 million to $215 million; (e) modifying the acceleration event in Section 10.1.25 of the Deed to provide that it will occur if the credit rating on the Israeli Notes drops below (i) il/B of Maalot before November 30, 2019, (ii) il/BB- of Maalot during the period between December 1, 2019 and April 1, 2020, and (iii) il/BBB- of Maalot on or after April 1, 2020; (f) waiving the make-whole and market value payment requirements of Section 9.1.7 of the Deed for all early redemption payments on the Israeli Notes within eighteen (18) months following the Effective Date; (g) requiring each of Medley Small Business Fund and Medley SLF to guarantee all of the Company’s obligations under the Deed (including the Amendment) and the Israeli Notes and to grant security interests on all of their assets (the “Collateral”) to secure such guaranties and providing for the termination of the Medley SLF guaranty and release of the security interests in Medley SLF’s assets upon the closing of the Mergers, subject to certain limitations; (h) that the Company use principal collections from the Collateral to make early redemption payments on the Israeli Notes, which payments will be applied in inverse order of the maturity of the required principal installment payments on the Israeli Notes; (i) providing for a waiver by the Trustee and the holders of the Israeli

Notes of any right to accelerate the full balance of the amount due to the holders of the Israeli Notes based on any claims, allegations, actions, and/or rights that were raised, and/or resulting or deriving from certain claims or allegations as set forth in Section 19.1 of the Amendment; (j) providing for a waiver by the Trustee and the holders of the Israeli Notes of certain claims, demands, rights, and/or actions against and/or relating to the Company, its subsidiaries and/or affiliates and their respective employees (including their respective directors, officers, members of the Company’s board of directors, employees, stockholders, stakeholders and advisors); and (k) adding other definitions, representations and covenants to the Deed and making related conforming changes to the Deed. Pursuant to the Amendment, no prepayment penalties were due or payable in connection with the payment of principal made by the Company on the Effective Date.

The Deed (including the Amendment) includes certain customary covenants, including minimum net assets of $215 million and a maximum debt to total assets ratio of 70%. The date for determining compliance with these financial covenants is the date that the Company publishes its financial statements (i.e., in a quarterly report on Form 10-Q or an annual report on Form 10-K) with the SEC. If the Company did not satisfy these financial covenants for two consecutive quarters, it would be an event of default under the Deed. If this event of default would have occurred, the Company had the right to request the trustee for the Israeli Notes (the “Trustee”) to appoint an emergency committee of the three largest noteholders for the purpose of obtaining a one-quarter extension of time to satisfy the financial covenants. If the Company did not make this request and the breach occurred, or if the emergency committee did not grant the extension, then the Trustee would be required to convene a meeting of the noteholders as described below.

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

On June 5, 2018, the Company announced that on June 1, 2018, its board of directors authorized the Company to repurchase and retire up to $20 million of the Company’s outstanding Israeli Notes on the TASE. Execution of the repurchase plan was subject to an open trading window for the Company and continued liquidity at that time and was expected to continue until the full authorized amount was purchased or market conditions changed. The repurchase of the Israeli Notes was not expected to result in any material tax consequences to the Company or its note holders.

During the quarter ended December 31, 2018, the Company exchanged $1.0 million United States Dollars to New Israeli Shekels at a rate of 3.73 USD/NIS in order to repurchase the Israeli Notes on the TASE. As the Israeli Notes were trading below par at the time of the repurchase and the USD/NIS (foreign currency) spot rate was higher than the fixed exchange rate agreed upon in the deed of trust, the Company was able to repurchase and retire 3,812,000 units, which resulted in $1,119,201 aggregate principal amount of the Israeli Notes being retired. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized gain of $0.1 million and was recorded on the Consolidated Statements of Operations as a gain on extinguishment of debt.

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

On September 13, 2020, in connection with to the redemption of the Israeli Notes, the Company delisted its common stock from the TASE.

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of September 30, 2020 and 2019, the Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As of September 30, 2020 and 2019, debt issuance costs related to the Notes were as follows (dollars in thousands):

	September 30, 2020				September 30, 2019
	2021 Notes	2023 Notes	Israeli Notes	Total	2021 Notes	2023 Notes	Israeli Notes	Total
Total Debt Issuance Costs	$3,226	$3,102	$—	$6,328	$3,226	$3,102	$6,287	$12,615
Amortized Debt Issuance Costs	3,016	2,406	—	5,422	2,385	2,127	2,829	7,341
Unamortized Debt Issuance Costs	$210	$696	$—	$906	$841	$975	$3,458	$5,274

For the years ended September 30, 2020, 2019 and 2018, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the years ended September 30
	2020	2019	2018
2021 Notes interest	4,811	4,811	4,811
2023 Notes interest	4,768	4,954	5,857
2023 Notes premium	(3)	(3)	(3)
Israeli Notes interest	2,486	6,817	4,366
Amortization of debt issuance costs	2,873	2,735	1,936
Total	$14,935	$19,314	$16,967
Weighted average stated interest rate	6.4%	6.1%	6.0%
Weighted average outstanding balance	$189,039	$273,211	$251,924

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

As of September 30, 2020 and 2019, Medley Small Business Fund did not have any SBA Debentures outstanding.

For the years ended September 30, 2020, 2019 and 2018, the components of interest, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the SBA Debentures were as follows (dollars in thousands):

	For the years ended September 30
	2020	2019	2018
SBA Debentures interest	$—	$4,445	$5,408
Amortization of debt issuance costs	—	290	563
Total	$—	$4,735	$5,971
Weighted average stated interest rate	—%	5.9%	3.6%
Weighted average outstanding balance	$—	$74,781	$148,767

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

On January 15, 2020, the Company’s board of directors, including all of the independent directors, approved the renewal of the Investment Management Agreement through the later of April 1, 2020 or so long as the Amended MCC Merger Agreement was in effect, but no longer than a year; provided that, if the Amended MCC Merger Agreement were to be terminated by Sierra, then the termination of the Investment Management Agreement would be effective on the 30th day following receipt of Sierra’s notice of such termination to the Company. In that regard, on May 1, 2020, the Company received a notice of termination of the Amended MCC Merger Agreement from Sierra. Under the Amended MCC Merger Agreement, either party was permitted, subject to certain conditions, to terminate the Amended MCC Merger Agreement if the merger was not consummated by March 31, 2020. As result of the termination by Sierra of the Amended MCC Merger Agreement on May 1, 2020, the Investment Management Agreement would have been terminated effective as of May 31, 2020, without further action by the board of directors. On May 21, 2020, the board of directors, including all of the independent directors, extended the term of the Investment Management Agreement through the end of the quarter ended June 30, 2020. On June 15, 2020, the board of directors, including all of the independent directors, extended the term of the Investment Management Agreement through the end of the quarter ended September 30, 2020. On September 29, 2020, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through the end of the quarter ending December 31, 2020. See "Note 15" for more information.

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

For the years ended September 30, 2020, 2019 and 2018, the Company incurred base management fees to MCC Advisors of $6.4 million, $11.2 million, and $14.7 million, respectively.

For the years ended September 30, 2020 and 2019 the Company did not waive any management fees under the Fee Waiver Agreement. For the year ended September 30, 2018, base management fees, net of the voluntary $0.4 million waiver, was $14.3 million.

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

For the years ended September 30, 2020, 2019 and 2018, the Company did not incur any incentive fees on net investment income because pre-incentive fee net investment income did not exceed the hurdle amount under the formula set forth in the Investment Management Agreement.

As of September 30, 2020 and 2019, $1.4 million and $2.2 million, respectively, were included in “management and incentive fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to the administration agreement, MCC Advisors furnishes us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimburse MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. From time to time, our administrator may pay amounts owed by us to third-party service providers and we will subsequently reimburse our administrator for such amounts paid on our behalf. For the years ended September 30, 2020, 2019 and 2018, we incurred $2.2 million, $3.3 million, and $3.6 million in administrator expenses, respectively.

As of September 30, 2020 and 2019, $0.2 million and $0.9 million, respectively, were included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Expense Support Agreement

On June 12, 2020, the Company entered into an expense support agreement (the “Expense Support Agreement”) with MCC Advisors and Medley LLC, pursuant to which MCC Advisors and Medley LLC agreed (jointly and severally) to cap the management fee and all of the Company’s other operating expenses (except interest expenses, certain extraordinary strategic transaction expenses and other expenses approved by the Special Committee (as defined in Note 10)) at $667,000 per month (the “Cap”). Under the Expense Support Agreement, the Cap became effective on June 1, 2020 and expires on September 30, 2020. On September 29, 2020, the board of directors, including all of the independent directors, extended the term of the Expense Support Agreement through the end of quarter ending December 31, 2020.

For the year ended September 30, 2020, the total management fee and the other operating expenses subject to the Cap (as described above) were $3.1 million, which resulted in $0.7 million of expense support due from MCC Advisors. The $0.7 million of expense support due has been netted against Administrator expenses payable in the accompanying Consolidated Statements of Assets and Liabilities. See "Note 15" for more information.

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

Note 8. Commitments

Guarantees

The Company has a guarantee to issue up to $5.7 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of September 30, 2020 and 2019, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

Insurance Reimbursements Related to Professional Fees

During the year ended September 30, 2020, the Company has received insurance proceeds under its insurance policy relating to the legal expenses associated with the dismissed stockholder class action, captioned as FrontFour Capital Group LLC, et al. v Brook Taube et al. During the year ended September 30, 2020, the Company received $6.1 million of insurance proceeds. The reimbursement has been recorded as an offset or reduction in professional fees and expenses on the Consolidated Statements of Operations.

Unfunded commitments

As of September 30, 2020 and 2019, we had commitments under loan and financing agreements to fund up to $3.9 million to five portfolio companies and $8.9 million to seven portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2020 and 2019 is shown in the table below (dollars in thousands):

	September 30, 2020	September 30, 2019
1888 Industrial Services, LLC - Revolver	$1,078	$—
Kemmerer Operations, LLC - Delayed Draw Term Loan	908	908
NVTN LLC - DDTL	220	—
NVTN LLC - Super Priority DDTL	500	—
Redwood Services Group, LLC - Revolver	1,050	875
DataOnline Corp. - Revolver	179	1,890
Access Media Holdings, LLC - Series AAA Preferred Equity	—	101
Dynamic Energy Services International LLC - Revolver	—	3,255
Alpine SG, LLC - Revolver	—	1,000
Black Angus Steakhouses, LLC - Delayed Draw Term Loan	—	893
Total	$3,935	$8,922

Note 9. Fee Income

Fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, and other miscellaneous fees which are non-recurring in nature as well as administrative agent fees, which are recurring in nature. The following tables summarize the Company’s fee income for the years ended September 30, 2020, 2019 and 2018 (dollars in thousands):

	For the years ended September 30
	2020	2019	2018
Prepayment fee	$139	$1,281	$220
Origination fee	101	345	2,780
Administrative agent fee	192	316	610
Amendment fee	171	306	579
Other fees	90	56	285
Fee income	$693	$2,304	$4,474

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

On August 19, 2020, Jeffrey Tonkel notified the Board that he was resigning voluntarily from the Board, effective August 19, 2020. On August 19, 2020, the Board appointed Howard Amster to the Board to fill the vacancy created by the resignation of Mr. Tonkel, effective August 19, 2020. In addition to the compensation described above, Mr. Amster received the one-time retainer of $25,000 plus reimbursement of out-of-pocket expenses, consistent with the Company's policies for reimbursement of independent members of the board of directors.

No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940 Act). For the years ended September 30, 2020, 2019 and 2018, we accrued $1.5 million, $1.3 million, and $1.3 million for independent directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of September 30, 2020.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the September 30, 2020, 2019 and 2018 (dollars in thousands, except share and per share amounts):

	For the years ended September 30
	2020	2019	2018
Basic and diluted:
Net increase/(decrease) in net assets from operations	$(65,813)	$(96,575)	$(110,924)
Weighted average common shares outstanding	2,723,709	2,723,709	2,723,709
Earnings per common share-basic and diluted	$(24.16)	$(35.46)	$(40.73)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended September 30, 2020, 2019, 2018, 2017 and 2016:

	For the years ended September 30
	2020	2019	2018	2017	2016
Per share data(1)(15):
Net asset value per share at beginning of year	$79.46	$117.92	$169.04	$189.78	$220.08

Net investment income/(loss)(2)	(1.00)	(7.66)	4.55	13.35	19.35
Net realized gains/(losses) on investments	(18.35)	(41.18)	(32.76)	(26.83)	(14.22)
Net unrealized appreciation/(depreciation) on investments	(3.90)	14.13	(11.82)	7.95	(15.26)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	0.17	0.40	0.03
Loss on extinguishment of debt	(0.91)	(0.75)	(0.87)	(0.40)	—
Net increase/(decrease) in net assets	(24.16)	(35.46)	(40.73)	(5.53)	(10.10)

Distributions from net investment income	—	(3.00)	(10.40)	(15.20)	(22.40)
Repurchase of common stock under stock repurchase program	—	—	—	—	2.20
Other(5)	—	—	0.01	(0.01)	—
Net asset value per share at end of year	$55.30	$79.46	$117.92	$169.04	$189.78

Net assets at end of year	$150,619,517	$216,432,530	$321,178,727	$460,429,317	$516,919,142
Shares outstanding at end of year	2,723,709	2,723,709	2,723,709	2,723,709	2,723,709

Per share market value at end of year	$17.83	$51.80	$76.40	$119.40	$152.60
Total return based on market value(3)	(65.58)%	(29.91)%	(27.82)%	(12.73)%	19.37%
Total return based on net asset value(4)	(30.41)%	(29.47)%	(21.29)%	(0.68)%	0.42%
Portfolio turnover rate	5.66%	11.93%	26.46%	26.01%	8.86%

The following is a schedule of ratios and supplemental data for the years ended September 30, 2020, 2019, 2018, 2017, and 2016:

	For the years ended September 30
	2020	2019	2018	2017	2016
Ratios:
Ratio of net investment/(loss) income to average net assets after waivers(6)	(1.64)%	(7.96)%	3.37%	7.50%	9.97%
Ratio of total expenses to average net assets after waivers(6)	14.64%	25.62%	14.77%	12.35%	12.49%
Ratio of incentive fees to average net assets after waivers(6)	—%	—%	—%	0.18%	1.49%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(6)(13)	15.07%	25.62%	14.77%	12.17%	11.00%
Percentage of non-recurring fee income(7)	2.33%	4.29%	5.78%	6.23%	5.61%
Average debt outstanding(8)	$189,038,998	$347,991,878	$451,590,779	$514,726,703	$553,012,824
Average debt outstanding per common share	$69.40	$127.76	$165.80	$188.98	$203.04
Asset coverage ratio per unit(9)	1,992	1,842	2,126	2,327	2,414
Total Debt Outstanding(14):
Revolving Credit Facility	$—	$—	$—	$68,000,000	$14,000,000
Term Loan Facility	$—	$—	$—	$102,000,000	$174,000,000
2019 Notes	$—	$—	$—	$—	$40,000,000
2021 Notes	$74,012,825	$74,012,825	$74,012,825	$74,012,825	$74,012,825
2023 Notes	$77,846,800	$77,846,800	$89,846,800	$102,846,800	$63,500,000
Israeli Notes(12)	$—	$105,136,927	$121,275,690	$—	$—
SBA Debentures	$—	$—	$135,000,000	$150,000,000	$150,000,000

Average market value per unit:
Facilities(10)	N/A	N/A	N/A	N/A	N/A
SBA debentures(10)	N/A	N/A	N/A	N/A	N/A
2019 Notes(11)	N/A	N/A	N/A	$25.39	$25.44
2021 Notes	$23.61	$24.82	$25.48	$25.80	$25.48
2023 Notes(12)	$21.68	$24.28	$25.02	$25.18	$25.19
Israeli Notes	N/A	$254.43	$273.95	N/A	N/A

(1)Table may not foot due to rounding.
(2)Net investment income/(loss) excluding management and incentive fee waivers based on total weighted average common stock outstanding equals $(3.35), $(7.66), $4.41, $13.32, and $18.03 per share for the years ended September 30, 2020, 2019, 2018, 2017 and 2016, respectively.
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
(5)Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(6)For the year ended September 30, 2020, excluding management and incentive fee waivers, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is (5.94)%, 18.94%, 0.00%, and 18.94%, respectively. For the year ended September 30, 2019, excluding management and incentive fee waivers, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is (7.96)%, 25.62%, 0.00%, and 25.62%, respectively. For the year ended September 30, 2018, excluding management and incentive fee waivers, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is 3.26%, 14.88%, 0.00%, and 14.88%, respectively. For the year ended September 30, 2017, excluding management and incentive fee waivers, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is 7.48%, 12.37%, 0.18%, and 12.18%, respectively. For the year ended September 30, 2016, excluding management and incentive fee waivers, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is 9.29%, 13.17%, 2.14%, and 11.03%, respectively.
(7)Represents the impact of the non-recurring fees as a percentage of total investment income.
(8)Based on daily weighted average carrying value of debt outstanding during the period.
(9)Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of September 30, 2020, the Company’s asset coverage was 199.2% after giving effect to leverage and therefore the Company’s asset coverage was below 200%, the minimum asset coverage requirement under the 1940 Act. As a result, the Company is prohibited from making distributions to stockholders, including the payment of any dividend, and may not employ further leverage until the Company’s asset coverage is at least 200% after giving effect to such leverage.
(10)The Facilities and SBA Debentures were not registered for public trading.
(11)During the year ended September 30, 2017, the 2019 Notes were redeemed in full and ceased trading on February 17, 2017. The average price for the year ended September 30, 2017 reflects the period from October 1, 2016 through February 17, 2017.
(12)During the year ended September 30, 2020, the Israeli Notes were redeemed in full and ceased trading on the TASE on April 14, 2020.
(13)Excludes incentive fees.
(14)Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.
(15)Per share data has been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis, as described in Note 1.

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

The Company did not make any distributions during the year ended September 30, 2020.

The following table summarizes the Company’s distributions during the year ended September 30, 2019:

Date Declared	Record Date	Payment Date	Amount Per Share(1)
During the year ended September 30, 2019
11/16/2018	12/5/2018	12/20/2018	$2.00
2/10/2019	2/22/2019	3/12/2019	1.00
			$3.00
(1) Amount per share has been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive bases, as described in Note 1.

Note 14. Selected Quarterly Financial Data (Unaudited)

The following tables represent selected unaudited quarterly financial data for the Company during the years ended September 30, 2020, 2019, and 2018 (dollars in thousands, except per share amounts):

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Consolidated Statement of Operations data:
Total investment income	$4,420	$4,309	$5,301	$7,491
Net investment income/(loss)	(858)	(719)	(4,216)	3,073
Net realized and unrealized gain/(loss)	2,082	8,984	(73,663)	1,986
Change in provision for deferred taxes on unrealized gain/(loss) on investments	50	36	(86)	—
Loss on extinguishment of debt	—	(697)	(895)	(889)
Net increase/(decrease) in net assets resulting from operations	1,274	7,604	(78,860)	4,170
Earnings per share(1)	0.47	2.79	(28.95)	1.53
Net asset value per common share at period end(1)	$55.30	$54.83	$52.04	$80.99

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Consolidated Statement of Operations data:
Total investment income	$8,116	$11,394	$12,587	$14,202
Net investment income/(loss)	(8,209)	(3,823)	(10,595)	1,759
Net realized and unrealized gain/(loss)	(23,335)	(24,612)	(14,014)	(11,714)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	—	—	—	—
Loss on extinguishment of debt	(104)	(1,806)	—	(123)
Net increase/(decrease) in net assets resulting from operations	(31,648)	(30,241)	(24,609)	(10,078)
Earnings per share(1)	(11.62)	(11.10)	(9.04)	(3.70)
Net asset value per common share at period end(1)	$79.40	$91.00	$102.20	$112.20

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Consolidated Statement of Operations data:
Total investment income	$15,210	$13,945	$17,035	$20,631
Net investment income	741	904	3,580	7,179
Net realized and unrealized gain/(loss)	(23,059)	(27,753)	(31,391)	(39,213)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	—	194	190	90
Loss on extinguishment of debt	(1,218)	(11)	(1,158)	—
Net increase/(decrease) in net assets resulting from operations	(23,536)	(26,666)	(28,779)	(31,944)
Earnings per share(1)	(8.64)	(9.79)	(10.57)	(11.73)
Net asset value per common share at period end(1)	$118.00	$128.60	$140.40	$154.20

(1) Amount per share has been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive bases, as described in Note 1.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended September 30, 2020, except as disclosed below.

Subsequent to year ended September 30, 2020, the global outbreak of the COVID-19 pandemic has adversely affected some of the Company’s investments and continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. At the time of this filing, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the year ended September 30, 2020. The Company cannot predict the extent to which its financial condition and results of operations will be adversely affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

On October 8, 2020, the Company, GALIC, MCC JV, and an affiliate of Golub Capital LLC (“Golub”) entered into a Membership Interest Purchase Agreement (the “Agreement”) pursuant to which a fund affiliated with and managed by Golub concurrently purchased all of the Company’s interest in MCC JV and all of GALIC’s interest in MCC JV for a pre-adjusted gross purchase price of $156.4 million and an adjusted gross purchase price (which constitutes the aggregate consideration for the membership interests) of $145.3 million (giving effect to adjustments primarily for principal and interest payments from portfolio companies of MCC JV from July 1, 2020 through October 7, 2020), resulting in net proceeds (before transaction expenses) of $41.0 million and $6.6 million for the Company and GALIC, respectively, on the terms and subject to the conditions set forth in the Agreement, including the representations, warranties, covenants and indemnities contained therein. The Company estimates that transaction expenses will be approximately $1.6 million resulting in net proceeds (including estimated transaction expenses) of $39.5 million. The Company is expected to record a realized loss for the quarter ending December 31, 2020 of approximately $40.3 million on its investment in MCC JV and a corresponding change in unrealized appreciation/depreciation of $38.9 million in order to reverse the previously recorded unrealized depreciation with respect to the investment. In connection with the closing of the transaction on October 8, 2020, MCC JV repaid in full all outstanding borrowings under, and terminated, the JV Facility.

On November 18, 2020, the board of directors approved adoption of an internalized management structure effective January 1, 2021. The new management structure will replace the current Investment Management Agreement and the Administration Agreement, each of which expire on December 31, 2020. In further connection with the adoption by the board of directors of an internalized management structure, the board of directors appointed David Lorber as interim Chief Executive Officer of the Company, effective January 1, 2021, and Ellida McMillan as Chief Financial Officer of the Company, effective January 1, 2021. David Lorber’s base annual salary will be $425,000, with a discretionary annual bonus of up to 100% of the base annual salary. Ellida McMillan’s base annual salary will be $300,000, with a discretionary annual bonus of up to $200,000.

Also, in connection with the adoption of an internalized management structure, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services. In addition, effective January 1, 2021, the name of the Company will be changed to PhenixFIN Corporation.

On November 20, 2020 (the “Redemption Date”), the Company redeemed $74,012,825 in aggregate principal amount of the issued and outstanding 2021 Notes. The 2021 Notes were redeemed at 100% of their principal amount ($25 per 2021 Note), plus accrued and unpaid interest thereon from October 31, 2020, through, but excluding, the Redemption Date. The redemption will be accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal controls over financial reporting were effective as of September 30, 2020.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c) Changes in Internal Controls Over Financial Reporting

There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

Item 3.01 Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

The Company's shares are currently listed on the NYSE. On December 7, 2020, the board of directors authorized the Company to submit an application to list its shares on the NASDAQ Global Market tier of the NASDAQ Stock Market, followed by an application to delist from the NYSE.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2020.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2020.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2020.

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

3.2	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2020).

3.3
Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.4	Amendment to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 7, 2019).

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

4.6	Description of Medley Capital Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934*

10.1
Form of Amended and Restated Investment Management Agreement by and between Medley Capital Corporation and MCC Advisors LLC (Incorporated by reference to Exhibit 99.G to Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on N-2 (File No. 333-187324), filed on December 10, 2013).

10.2
Amendment No. 1 to Amended and Restated Investment Management Agreement, dated June 12, 2020, by and between Medley Capital Corporation and MCC Advisors LLC (Incorporated by reference to the Current Report on Form 8-K filed on June 15, 2020).

10.3
Letter from MCC Advisors LLC re: Waiver of Base Management Fee and Incentive Fee on Net Investment Income, dated February 8, 2016 (Incorporated by reference to Exhibit 99.K.5 to Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-208746), filed on March 25, 2016).

10.4
Expense Support Agreement, dated June 12, 2020, between Medley Capital Corporation, Medley LLC, and MCC Advisors LLC (Incorporated by reference to the Current Report on Form 8-K filed on June 15, 2020).

10.5
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

10.7
Amendment No. 1 to Administration Agreement, dated June 12, 2020, by and between Medley Capital Corporation and MCC Advisors LLC (Incorporated by reference to the Current Report on Form 8-K filed on June 15, 2020).

10.8
Form of Sub-Administration Agreement (Incorporated by reference to Exhibit 99.K.4 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.9
Trademark License Agreement (Incorporated by reference to Exhibit 99.K.3 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-166491), filed on June 9, 2010).

10.10
Form of Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.11
Limited Liability Company Operating Agreement of MCC Senior Loan Strategy JV I LLC, a Delaware Limited Liability Company, dated as of March 27, 2015 (Incorporated by reference to the Current Report on Form 8-K filed on March 30, 2015).

10.12	Settlement Term Sheet, dated April 15, 2019 (Incorporated by reference to the Current Report on Form 8-K, filed on April 17, 2019).

10.13
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

10.14
Governance Agreement, dated July 29, 2019, by and among, Medley Capital Corporation, on the one hand, and FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, on the other hand (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.15
Standstill Agreement, dated as of August 19, 2020, by and between the Medley Capital Corporation and Howard Amster and the other persons and entities identified therein (Incorporated by reference the Current Report on Form 8-K filed on August 21, 2020).

10.16	Fund Accounting Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC*

10.17	Administration Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC*

14.1	Code of Business Conduct and Ethics of the Registrant (Incorporated by reference to Exhibit 14.1 to the Registrant’s 10-Q for the period ended June 30, 2011, filed on August 4, 2011).

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

Dated: December 11, 2020	Medley Capital Corporation

	By	/s/ Brook Taube
Brook Taube
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on December 11, 2020.

/s/ Brook Taube	Chief Executive Officer and Chairman of the
Brook Taube	Board of Directors (Principal Executive Officer)

/s/ Richard T. Allorto, Jr.	Chief Financial Officer
Richard T. Allorto, Jr.	(Principal Financial and Accounting Officer)

/s/ Seth Taube	Director
Seth Taube

/s/ Arthur S. Ainsberg	Director
Arthur S. Ainsberg

/s/ Karin Hirtler-Garvey	Director
Karin Hirtler-Garvey

/s/ David Lorber	Director
David Lorber

/s/ Lowell Robinson	Director
Lowell Robinson

/s/ Howard Amster	Director
Howard Amster