Form 10-K/A
PhenixFIN Corp
filed 2021-01-28
CIK 1490349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-35040

PHENIXFIN CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-4576073
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

445 Park Avenue,, 9th Floor New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 859-0390
(Registrant’s Telephone Number, Including Area Code)
_____________________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PFX	NASDAQ Global Market
6.125% Notes due 2023	PFXNL	NASDAQ Global Market

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2020 was $23,170,287. The Registrant had 2,723,709 shares of common stock, $0.001 par value, outstanding as of January 22, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

PhenixFIN Corporation (f/k/a Medley Capital Corporation), a Delaware corporation, or together with its subsidiaries, where applicable, the Company, which may also be referred to as “we”, “us” or “our”, is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, which was filed with the SEC on December 11, 2020 (the “Form 10-K”). The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Form 10-K.

This Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our business and affairs are managed under the direction of our Board of Directors. The Board of Directors currently consists of five members, four of whom are not “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act. We refer to these four individuals as our independent directors. Our Board of Directors elects our officers, who serve at the discretion of the Board of Directors. The responsibilities of each director include, among other things, oversight of our investment activity, quarterly valuation of our assets, and oversight of our financing arrangements. The Board of Directors has also established an audit committee, a nominating and corporate governance committee, a compensation committee, and a special committee and may establish additional committees in the future.

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

Directors

Information regarding the Board of Directors is as follows:

Name, Address, and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director

Interested Directors
David A. Lorber, 42	Director Chief Executive Officer	Class I Director since 2019; Term expires 2021	Chairman and Chief Executive Officer of the Company; Co-Founder and Portfolio Manager of FrontFour Capital; Co-Founder and Principal of FrontFour Corp.	Director of FrontFour Capital; Ferro Corporation.

Independent Directors
Arthur S. Ainsberg, 74	Director	Class II Director, since 2011; Term expires 2022	President of Ainsberg Associates
Former director of AG Mortgage Investment Trust; Nomura Securities International, Inc.; Nomura Global Financial Products, Inc.; Nomura Holding America, Inc.; and National Financial Partners Corporation

Name, Address, and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director

Howard Amster, 73	Director	Class I Director since 2020; Term expires 2021
President, Pleasant Lake Apts. Corp. (since 1992); Principal and registered representative, investment advisor and financial options and operations principal, Ramat Securities Ltd. (since 1998); Registered Representative, McDonald Partners LLC (2015-July 2020).

Director, Novation Companies, Inc.; Director and member of the Executive Committee of Horizon Group Properties, Inc.
Karin Hirtler-Garvey, 63	Director	Class III Director since 2011; Term expires 2023	See “Other Directorships Held by Director During Past 5 Years”
Director of Barnes and Noble Education; Starboard Value Acquisition Corporation; the New York Academy of Science. Former director of Aratana Therapeutics, Inc.; EVINE Live Inc. (formerly ShopHQ); SITO Mobile, Ltd.; Higher One Holdings, Inc.; Support.com, Inc.

Lowell W. Robinson, 71	Director	Class III Director since 2019; Term expires 2023	See “Other Directorships Held by Director During Past 5 Years”
Director of Barnes and Noble Education; Starboard Value Acquisition Corporation; the New York Academy of Science. Former director of Aratana Therapeutics, Inc.; EVINE Live Inc. (formerly ShopHQ); SITO Mobile, Ltd.; Higher One Holdings, Inc.; Support.com, Inc.

(1)	The business address of the directors is c/o PhenixFIN Corporation, 445 Park Avenue, 9th Floor, New York, NY 10022.

David A. Lorber is an “interested person” of the Company as defined in the 1940 Act due to his position as Chief Executive Officer of the Company.  He was appointed Chairman of the Board of Directors of the Company and Chief Executive Officer effective January 1, 2021.  He is a Co-Founder of FrontFour Capital, an investment adviser, and has served as a Portfolio Manager since January 2007. He is also a Co-Founder of FrontFour Corp., an investment adviser, and has been a Principal since January 2011. Previously, Mr. Lorber was a Senior Investment Analyst at Pirate Capital LLC, a hedge fund, from 2003 to 2006. He was an Analyst at Vantis Capital Management LLC, a money management firm and hedge fund, from 2001 to 2003 and an Associate at Cushman & Wakefield, Inc., a global real estate firm, from 2000 to 2001. Mr. Lorber has served as a director of Ferro Corporation (NYSE:FOE), a leading producer of specialty materials and chemicals for manufacturers, since May 2013, where he is also Lead Director, Chairman of its Governance & Nomination Committee and a member of its Compensation Committee. From April 2006 until December 2014, Mr. Lorber served as a director of Aerojet Rocketdyne Holdings, Inc. (formerly GenCorp Inc.) (NYSE:AJRD), a technology-based manufacturer of aerospace and defense products and systems with a real estate segment. He also previously served as a director of Huntingdon Capital Corp., a real estate company, from January 2010 to May 2013 and was a Trustee for IAT Air Cargo Facilities Income Fund, a real estate company, from January 2009 to December 2009. He also served as a director of Fisher Communications Inc. (formerly NASDAQ:FSCI), an integrated media company, from April 2009 to March 2012. Mr. Lorber earned his B.S. from Skidmore College.

Mr. Lorber’s position as Chief Executive Officer of the Company and his significant financial and investment industry background as well as his board experience and corporate governance awareness from his current and past service as a director allow him to provide valuable advice and guidance to our Board of Directors.

Independent Directors

Arthur S. Ainsberg is not an “interested person” of the Company as defined in the 1940 Act. Mr. Ainsberg has over 40 years of experience in the financial services industry and a deep understanding of public and accounting matters for financial service companies. Mr. Ainsberg served as a director, Chairman of the Audit Committee and member of the Compliance Committee of Nomura Securities International, Inc. (the U.S. based broker-dealer of The Nomura Group) from 1996 through December 2014. In September 2012, Mr. Ainsberg was named to the Board of Directors of Nomura Global Financial Products, Inc., and in July 2013, he was named to the Board of Directors of Nomura Holding America, Inc., and served on each board through December 2014. In May 2013, Mr. Ainsberg was named to the Board of Directors of AG Mortgage Investment Trust. AG is a NYSE company, structured as a REIT, investing in various types of mortgage investments and served in such capacity until June 2020. From July 2003 through May 2012, Mr. Ainsberg served as a director for National Financial Partners Corporation, an independent financial services distribution company. From August 2009 through June 2011, Mr. Ainsberg served as Chief Operating Officer of Lehman Brothers Inc. in liquidation, the largest and most complex bankruptcy in the United States. Prior to this engagement, Mr. Ainsberg served as the Independent Consultant for Morgan Stanley & Co. from December 2003 until July 2009, under the Global Research Analyst Settlement, and was responsible for selecting and monitoring the providers of independent research for the clients of Morgan Stanley. Previously, Mr. Ainsberg was Chief Operating Officer at two investment partnerships, Brahman Capital Corp. from 1996 to 2000 and Bessent Capital Corp. during 2001. He also served as Chairman of the New York State Board for Public Accountancy from 1999 to 2000 and was a member of that board from 1993 to 2001. From 1998 to 2000, he was also a member of the Board of District 10 of the National Association of Securities Dealers. Mr. Ainsberg is also the author of Shackleton: Leadership Lessons from Antarctica (2008) and the co-author of Breakthrough: Elizabeth Hughes, the Discovery of Insulin, and the Making of a Medical Miracle (2010).

Mr. Ainsberg has extensive experience in the financial services industry and a deep understanding of public and financial accounting matters for financial services companies.

Howard Amster is not an “interested person” of the Company as defined in the 1940 Act. Mr. Amster has acted as a General Partner and owner of apartment projects totaling approximately 900 suites in Cleveland, OH.  Since 1998, he has acted Principal and registered representative, investment advisor, and financial options and operations principal of Ramat Securities Ltd. (a formerly registered securities brokerage firm), engaged in proprietary trading and investments.  From 2015 until July 2020, Mr. Amster was a registered representative of McDonald Partners LLC (a registered securities brokerage firm).  Since 2001, he has served as a member of the Board and the Executive Committee and as a major shareholder of Horizon Group Properties Inc., a real estate operating company (formerly a publically held REIT) owning and managing outlet malls, and a shopping center totaling approximately 2 million square feet of space.  Since 2009, Mr. Amster has served as a director of Novation Companies, Inc., a home health care company.  From 1988 to January 2020, Mr. Amster was a major shareholder and served as a director of Maple Leaf Financial and its subsidiary Geauga Savings Bank based in Newbury, OH. He was chairman of its asset-liability committee, and was a member of the loan, personnel, and executive committees. In early 2020, the holding company and the bank were acquired by Farmers National Banc Corp, (ticker symbol FMNB).

Mr. Amster has extensive experience in the securities industry, has been both an investment advisor and a proprietary investor and has served as a director of various companies in the financial sector.  He also has one of the largest investment positions in the Company, aligning his interests with stockholders.

Karin Hirtler-Garvey is not an “interested person” of the Company as defined in the 1940 Act. Ms. Hirtler-Garvey has served as a Director of USAA Federal Savings Bank, a privately held consumer bank, where she served as the Compensation Committee Chair from June 2018 to January 2020, and also served as the Risk Committee Chair from December 2013 to June 2018. She also served as a Director of StarStone, a specialty insurance company, from December 2019 to November 2020, a Director of VA Capital Management, a privately held annuities firm, since August 2018, and a Director of Victory Capital Holdings, a publicly traded asset management firm, since October 2014, where she chairs the Audit Committee. Ms. Hirtler-Garvey served as a Director of Western World Insurance Group from December 2006 to June 2019, and chaired the Audit Committee from December 2009 to June 2019, and also served as a Member of its Compensation Committee and Pension Committee from April 2011 to September 2014. From August 2017 to August 2018, she served as a Director of Validus Holdings Ltd., the publicly-traded parent company of Western World. Ms. Hirtler-Garvey also served on the board of ARO Liquidation Inc., the successor company to Aeropostale, Inc., where she served as the Chairman of the Board of Directors from February 2012 to May 2016. Ms. Hirtler-Garvey served on the board of Aeropostale from August 2005 to April 2018 where she was the lead independent director and served as a member of the Nominating and Corporate Governance Committee and Chairperson of the Audit Committee. From May 2009 to December 2011, Ms. Hirtler-Garvey was the Chief Risk Executive for Ally Financial Inc. From June 2008 to June 2009, Ms. Hirtler-Garvey also served as a Director for Residential Capital LLC, a subsidiary of GMAC. From March 2005 to December 2008, Ms. Hirtler-Garvey was a principal in a start-up real estate development venture based in New Jersey. From 1995 to 2005, Ms. Hirtler-Garvey held various senior level management positions at Bank of America, including Chief Operating Officer, Global Markets, President of Trust and Credit Banking Products, and Chief Financial Officer/Chief Operating Officer for the Wealth and Investment Management division. Ms. Hirtler-Garvey is a C.P.A.

Ms. Hirtler-Garvey has had a lengthy tenure in the financial services industry, where she has accumulated extensive experience in senior management positions.

Lowell W. Robinson is an experienced executive with over thirty years of senior global strategic, financial, M&A, operational, turnaround and governance experience. From 2007 through 2009, Mr. Lowell served as the Chief Financial Officer and Chief Operating Officer of MIVA, Inc. (formerly NASDAQ:MIVA), an online advertising network, after initially joining the company in 2006 as its Chief Financial Officer and Chief Administrative Officer. Prior to that, Mr. Robinson served as the President of LWR Advisors, LLC, a strategic and financial consulting services firm, from 2002 to 2006. Previously, from 2000 to 2002, he served as the Chief Financial Officer and Chief Administrative Officer at HotJobs.com Ltd. (formerly NASDAQ:HOTJ), an online recruiting and job search engine that was sold to Yahoo! Inc. Mr. Robinson was the Chief Financial Officer and Chief Administrative Officer at PRT Group Inc. (formerly NASDAQ:PRTG), a software and IT services company that he helped take public, from 1997 through 1999. Mr. Robinson also previously held senior financial positions at Advo, Inc. (formerly NYSE:AD), a direct-mail and marketing services company (1994 to 1997), Citigroup Inc. (NYSE:C), a multinational diversified financial services corporation (1986 to 1993), Uncle Bens Inc., a leading marketer of rice and a subsidiary of Mars, Incorporated (1983 to 1986), and Kraft Foods Inc. (formerly NYSE:KFT), at the time one of the world’s largest food companies (1973 to 1983). He previously served as a director of each of Aratana Therapeutics, Inc. (NASDAQ: PETX), a commercial-stage biopharma company focused on pet products (May 2018 to July 2019), EVINE Live Inc. (NASDAQ:EVLV) (f/k/a ShopHQ), a digital omnichannel home shopping network (March 2014 to June 2018), SITO Mobile, Ltd. (NASDAQ:SITO), a leading mobile engagement platform provider (April 2017 to June 2017), Higher One Holdings, Inc. (formerly NYSE:ONE), a financial technology company focused on providing cost-saving solutions (June 2014 to August 2016), Support.com, Inc. (NASDAQ:SPRT), a leading provider of cloud-based software and services (March 2016 to June 2016), The Jones Group, Inc. (formerly NYSE:JNY), an American designer, marketer and wholesaler of branded clothing, shoes and accessories (2005 to April 2014), and International Wire Group, Inc. (OTCMKTS:ITWG), a manufacturer and marketer of wire products (2003 to 2009). Mr. Robinson’s prior board experience also includes serving as a director of each of Independent Wireless One Corp., Diversified Investment Advisors Inc. and Edison Schools Inc. Mr. Robinson currently serves on the Board of Directors of Barnes and Noble Education and Starboard Value Acquisition Corporation.  Since September 2018, Mr. Robinson has served on the Board of Directors of The New York Academy of Science, a not-for-profit organization dedicated to driving innovative solutions to society’s challenges by advancing scientific research, education and policy. He previously was on the boards of The Council for Economic Education, The Metropolitan Opera Guild, the Smithsonian Libraries and the University of Wisconsin School of Business, where he currently is on the Advisory Board for its Department of Economics. Mr. Robinson earned his M.B.A. from Harvard Business School and B.A. in Economics from the University of Wisconsin.

Mr. Robinson’s broad diversified expertise in various industries, including financial services, corporate finance, M&A and turnaround experience, as well as his experience serving as a director of numerous public companies makes him well qualified to serve on our Board of Directors.

Executive Officers

Information regarding our executive officers who are not directors of the Company are as follows:

Name, Address, and Age(1)	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years

Ellida McMillan, 52	Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Operating Officer (April 2017 – February 2020) and Chief Accounting Officer, Secretary and Treasurer (November 2013 – April 2017) of Alcentra Capital Corporation.

(1)	The business address of the executive officers is c/o PhenixFIN Corporation, 445 Park Avenue, 9th Floor, New York, NY 10022.

Ellida McMillan is the Chief Financial Officer and Chief Accounting Officer of the Company.  She served as Chief Financial Officer and Chief Operating Officer of Alcentra Capital Corporation, a NASDAQ-traded BDC, from April 2017 until it merged into Crescent Capital BDC, Inc. in February 2020.  Previously, beginning in November 2013, she served as Chief Accounting Officer of Alcentra Capital, Treasurer and Secretary of Alcentra Capital. At Alcentra she built the company’s financial and operating infrastructure, oversaw the IPO and initial NASDAQ listing, as well as assisted in all corporate M&A and strategic processes involving the BDC.

Board Leadership Structure

Our Board of Directors monitors and performs an oversight role with respect to the business and affairs of the Company, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of service providers to the Company. Among other things, our Board of Directors oversees  the activities of our executive officers and other management personnel responsible for the Company’s investment portfolio and approves the engagement, and reviews the performance of, our independent registered public accounting firm.

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

Presently, Mr. David Lorber serves as the Chairman of our Board of Directors. Mr. David Lorber is an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company because he is Chief Executive Officer of the Company.

The currently designated lead independent director of our Board of Directors is Arthur Ainsberg.

Our corporate governance policies include regular meetings of the independent directors in executive session without the presence of interested directors and management, the establishment of the Audit Committee, the Nominating and Corporate Governance Committee, the Compensation Committee, and the appointment of a Chief Compliance Officer, with whom the independent directors meet regularly without the presence of interested directors and other members of management, for administering our compliance policies and procedures.

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

We believe that our Board of Directors’ role in risk oversight is effective and appropriate given the extensive regulation to which we are already subject as a business development company (“BDC”). As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage must equal at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) immediately after each time we incur indebtedness, we generally have to invest at least 70% of our total assets in “qualifying assets,” and we are not generally permitted to invest in any portfolio company in which one of our affiliates currently has an investment.

We recognize that different board roles in risk oversight are appropriate for companies in different situations. We re-examine the manner in which the Board of Directors administers its oversight function on an ongoing basis to ensure that it continues to meet the Company’s needs.

Committees of the Board of Directors

An Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee have been established by our Board of Directors.  Previous to January 1, 2021, the Company also had a Special Committee.  During the fiscal year of 2020, our Board of Directors held 27 board meetings, six Audit Committee meetings, ten Nominating and Corporate Governance Committee meetings, one Compensation Committee meeting, and 32 Special Committee meetings. All directors attended at least 75% of the aggregate number of meetings of the Board of Directors and of the respective committees on which they serve. We require each director to make a diligent effort to attend all board and committee meetings as well as each annual meeting of our stockholders.

Audit Committee. The Audit Committee operates pursuant to a charter approved by our Board of Directors, a copy of which is available on our website at http://www.phenixfc.com. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting the independent registered public accounting firm for the Company, reviewing with such independent registered public accounting firm the planning, scope and results of its audit of the Company’s financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing the Company’s annual financial statements and periodic filings and receiving the Company’s audit reports and financial statements. The Audit Committee also establishes guidelines and makes recommendations to our Board of Directors regarding the valuation of our investments. The Audit Committee is responsible for aiding our Board of Directors in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board of Directors and the Audit Committee utilize the services of nationally recognized third-party valuation firms to help determine the fair value of these securities. The Audit Committee is currently composed of Karin Hirtler-Garvey, Arthur S. Ainsberg, and Lowell W. Robinson, each of whom is independent as set forth in the listing rules and regulations of the NASDAQ Stock Market LLC (the “NASDAQ Listing Rules”) and is not an “interested person” (as that term is defined in Section 2(a)(19) of the 1940 Act) of the Company. Karin Hirtler-Garvey serves as Chair of the Audit Committee. Our Board of Directors has determined that each of Karin Hirtler-Garvey, Arthur S. Ainsberg, and Lowell W. Robinson is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Each of Karin Hirtler-Garvey (chair), Arthur S. Ainsberg, and Lowell W. Robinson meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our Board of Directors, a copy of which is available on our website at http://www.phenixfc.com. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the Board of Directors or a committee thereof, developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the Board of Directors and our management. The Nominating and Corporate Governance Committee currently does not consider nominees recommended by our stockholders.

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

The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board of Directors as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board of Directors, when identifying and recommending director nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Nominating and Corporate Governance Committee’s goal of creating a Board of Directors that best serves the needs of the Company and the interest of its stockholders. The Nominating and Corporate Governance Committee is currently composed of Arthur S. Ainsberg (chair), Howard Amster, and Karin Hirtler-Garvey, each of whom is independent as set forth in the NASDAQ Listing Rules and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Mr. Ainsberg serves as Chairman of the Nominating and Corporate Governance Committee.

Compensation Committee. The Compensation Committee operates pursuant to a charter approved by our Board of Directors, a copy of which is available on our website at http://www.phenixfc.com. The Compensation Committee is responsible for formulating and recommending to the full Board of Directors the compensation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Compliance Officer.  Previous to January 1, 2021, when the Company was externally managed, the Compensation Committee was responsible for reviewing and approving the reimbursement by the Company of the compensation of the Company’s Chief Financial Officer, the Company’s Chief Compliance Officer and their respective staffs. The Compensation Committee is currently composed of Karin Hirtler-Garvey, Howard Amster, Arthur S. Ainsberg, and Lowell Robinson (chair), each of whom is independent as set forth in the NASDAQ and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Mr. Robinson serves as the Chair the Compensation Committee.

Special Committee. The Special Committee was established for the purpose of assessing the merits of various proposed strategic transactions.  In particular, the Special Committee was granted the authority to, among other things, evaluate and review the terms and conditions of the previously proposed merger of the Company with an affiliate of the Company’s external investment manager and determine whether any potential alternative transactions were advisable and is fair to, and in the best interests of, the Company and its stockholders (or any subset of its stockholders that the Special Committee determined to be appropriate) in connection with the any potential alternative transactions. The Special Committee had the authority to select and retain, in its sole discretion, any advisors that they deemed appropriate, including their own independent financial and legal advisors. Until its dissolution on January 1, 2021, the Special Committee was composed of Arthur S. Ainsberg, Karin Hirtler-Garvey, David A. Lorber, and Lowell W. Robinson, each of whom is independent as set forth in the NASDAQ Listing Rules and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company. Mr. Lorber served as the chair of the Special Committee.

Communication with the Board of Directors

Stockholders with questions about the Company are encouraged to contact the Company’s investor relations department. However, if stockholders believe that their questions have not been addressed, they may communicate with the Company’s Board of Directors by sending their communications to Investor Relations, c/o PhenixFIN Corporation, 445 Park Avenue, 9th Floor, New York, NY 10022. All stockholder communications received in this manner will be delivered to one or more members of the Board of Directors.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports are established by the rules of the Securities and Exchanger Commission, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of the copies of such reports and written representations delivered to the Company by such persons, we believe that there were no violations of Section 16(a) by such persons during the Company’s fiscal year ended September 30, 2020.

Code of Ethics

The Company has adopted a Code of Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and our Chief Financial Officer, as well as every officer, director, employee and access person (as defined within the Company’s Code of Ethics) of the Company. The Company’s Code of Ethics can be accessed via our website at http://www.phenixfc.com. The Company intends to disclose any amendments to or waivers from any required provision of the Code of Ethics on Form 8-K.

Item 11. Executive Compensation

Compensation of Directors

The following table sets forth compensation of the Company’s directors, for the year ended September 30, 2020:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation	Total
Interested Directors
David Lorber(3), (4)	$387,500.00	-	-	$387,500.00
Brook Taube(5)	-	-	-	-
Seth Taube(5)	-	-	-	-
Independent Directors
Arthur S. Ainsberg	$356,500.00	-	-	$356,500.00
Howard Amster(6)	$86,370.97	-	-	$86,370.97
Karin Hirtler-Garvey	$369,000.00	-	-	$369,000.00
Lowell W. Robinson(3)	$313,000.00	-	-	$313,000.00

(1)	For a discussion of the independent directors’ compensation, see below.

(2)
We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors. However, our independent directors have the option to receive all or a portion of the directors’ fees to which they would otherwise be entitled in the form of shares of our common stock issued at a price per share equal to the greater of our then current net asset value per share or the market price at the time of payment. No shares were issued to any of our independent directors in lieu of cash during the fiscal year ended September 30, 2020.

(3)
On April 15, 2019, in connection with the execution of a settlement term sheet, our Board of Directors appointed Mr. Lorber and Mr. Robinson to our Board of Directors to fill the vacancies on our Board of Directors created by the resignations of Mark Lerdal and John E. Mack, respectively

(4)	Mr. Lorber was an independent director prior to his appointment as the Company’s Chief Executive Officer, effective January 1, 2021.

(5)	On January 21, 2021, Brook and Seth Taube informed our Board of Directors of each of their resignations as a director of the Company, effective as of that date.

(6)
On August 19, 2020, in connection with the execution of a standstill agreement between the Company and Howard Amster and certain of his affiliates, the Board of Directors appointed Howard Amster to our Board of Directors.

For the fiscal year ended September 30, 2020, as compensation for serving on our Board of Directors, each independent director received an annual fee of $90,000. Independent directors also received $3,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting and received $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee meeting. In addition, the Chairman of the Audit Committee received an annual fee of $25,000 and each chairperson of the Nominating and Corporate Governance Committee, and the Compensation Committee received an annual fee of $10,000, and other members of the Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation Committee received an annual fee of $12,500, $6,000, and $6,000, respectively, for their additional services in these capacities. On January 26, 2018, the Board of Directors established the Special Committee comprised solely of its independent directors for the purpose of assessing the merits of various proposed strategic transactions. As compensation for serving on the Special Committee, each independent director received a one-time retainer of $25,000 plus reimbursement of out-of-pocket expenses, consistent with the Company’s policies for reimbursement of members of the Board of Directors. In addition, the chairman of the Special Committee received a monthly fee of $15,000 and other members receive a monthly fee of $10,000.  On January 4, 2021, the Board of Directors approved changes to the compensation structure for its independent directors.  Under the new structure, during calendar year 2021, each of the independent directors will be paid an annual retainer of $100,000.  In addition, the lead independent director will receive an annual retainer of $30,000; the chair of the Audit Committee will receive an annual retainer of $25,000, and each of its other members will receive an annual retainer of $12,500;  and the chairs of the Nominating and Corporate Governance Committee and of the Compensation Committee will receive an annual retainer of $15,000, and each of the other members of these committees will receive annual retainers of $8,000.  Directors will also be paid a fee of $3,000 for each board meeting and $2,500 for each committee meeting.

Our independent directors also have the option to receive all or a portion of the directors’ fees to which they would otherwise be entitled in the form of shares of our common stock issued at a price per share equal to the greater of our then current net asset value per share or the market price at the time of payment. No shares were issued to any of our independent directors in lieu of cash during the year ended September 30, 2020. In addition, no compensation was paid to directors who are “interested persons” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act.

Compensation of Executive Officers

Internalization of Our Operating Structure

Effective January 1, 2021, our Board of Directors approved internalizing our operating structure, which we refer to as the “Internalization.” As a result, we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act.

2020 Compensation

As discussed below, in 2020 we had no employees and no employment agreements with any of our executive officers and were not obligated to make any payments to any of our executive officers upon termination of employment or a change in control of us. As a result, we are not required to include the disclosure under Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K. However we have included the section entitled “Compensation Discussion and Analysis” to generally describe our compensation philosophy.

In connection with our Internalization, our executive officers will receive base salaries and may be entitled to bonus compensation.

Compensation of Chief Executive Officer and Other Executive Officers

During the fiscal year ended September 30, 2020, we were an externally managed entity and had no employees, and none of our officers received direct compensation from us. For the fiscal year ended September 30, 2020, the compensation of our finance, compliance, operations and administrative staff and executive officers was paid by our former administrator, subject to reimbursement by the Company of an allocable portion of such compensation for services rendered by them to us.

Compensation Discussion and Analysis

Overview

As a result of our Internalization, we are an internally managed business development company, and our senior management team consists of David Lorber, our chief executive officer, and Ellida McMillan, our chief financial officer.

Our executive compensation program is designed to encourage our executive officers to maximize value for our stockholders. We intend that our incentive compensation arrangements will encourage and reward:

•	accomplishing our investment objectives;

•	ensuring efficient allocation of capital; and

•	maximizing stockholder value

Executive Compensation Policy

Overview

We have initially structured our executive compensation to consist of a base salary and a discretionary annual cash bonus.  At the current time, we have not included any element of long term incentive, especially considering that our executives are at will employees.  We intend to review the elements of the compensation arrangements of our executive officers, as we gain more familiarity and experience with the internal management structure.

Base salary

Base salary is intended to reflect the experience, skills, knowledge and responsibilities required of the executive officers.  In addition, we intend to consider the base salaries paid to comparably situated executive officers and other competitive market practices.

The salaries of the executive officers will be reviewed on an annual basis, and at any time in which there is a change in their responsibilities.

Annual cash bonuses

Annual cash bonuses are intended to reward individual performance during the year and are therefore expected to vary from year to year. These bonuses will be  determined on a discretionary basis by the Compensation Committee. The Compensation Committee intends to take into consideration the individual performance of the executives, based on goals established by our Compensation Committee, and the overall performance of the Company, including stockholder returns.

Employment Arrangements

Each of Mr. Lorber and Ms. McMillan serves at the pleasure of the Board of Directors, and neither is party to an employment agreement with the Company.

Mr. Lorber is entitled to receive an annual base salary of $450,000. Mr. Lorber is also eligible to earn annual bonus payments of up to 100% of his base salary, as determined by the Compensation Committee in the manner described above.

Ms. McMillan is entitled to receive an annual base salary equal to $300,000. Ms. McMillan is also eligible to earn annual bonus payments of up $200,000, as determined by the Compensation Committee in the manner described above.

Conclusion

Having just commenced operating with an internalized management structure, we are still in the process of developing compensation arrangements for our executive officers that are best suited to maximizing returns for our stockholders.  As we gain more experience with this structure, we expect that our compensation policies will evolve, and that the elements of the compensation packages offered to our executive may change.  At this stage, we believe that the initial compensation packages awarded to our executives are appropriate for purposes of achieving the executives’ performance objectives, subject to continuing review.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on that review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Respectfully submitted,

THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Arthur Ainsberg

Howard Amster

Karin Hirtler-Garvey

Lowell Robinson

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 22, 2021, the beneficial ownership of our directors, our executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon reports filed by such persons with the SEC and other information obtained from such persons, if available.

Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table below has sole voting and investment power and has the same address as the Company. The Company’s directors are divided into two groups - interested directors and independent directors. Interested directors are “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act. The address of all executive officers and directors is c/o PhenixFIN Corporation, 445 Park Avenue, 9th Floor, New York, NY 10022.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)(2)		Percentage of Class(3)

Glacier Point Advisors, LLC	301,162	(4)	11.1%
Interested Director
David A. Lorber	83,748	(5)	3.1%
Former Interested Directors(6)
Brook Taube	9,500	(7)	*%
Seth Taube	8,876	(8)	*%
Independent Directors
Arthur S. Ainsberg	150		*%
Howard Amster	234,802	(9)	8.6%
Karin Hirtler-Garvey	150		*%
Lowell W. Robinson	-		-
Former Executive Officers
Richard T. Allorto, Jr.	1,000		*%
John D. Fredericks	200		*%
All executive officers and directors as a group (10 persons)	338,246		12.4%
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

(2)	Share amounts reflect the Company’s 1-for-20 reverse stock split effected July 24, 2020.

(3)	Based on a total of 2,723,709 shares of the Company’s common stock issued and outstanding on January 22, 2021.

(4)
Based on information included in the Schedule 13G filed by Glacier Point Advisors, LLC with the SEC on July 20, 2020. The address of Glacier Point Advisors, LLC is 13921 Gimbert Lane, North Tustin, CA 92705.

(5)
FrontFour Master Fund, Ltd., an exempted company formed under the laws of the Cayman Islands (“FrontFour Master Fund”), beneficially owns 81,662.416 of the reported shares. FrontFour Opportunity Fund, a mutual fund trust formed under the laws of British Columbia, Canada (“FrontFour Opportunity Fund”), beneficially owns 2,085.700 of the reported shares. Each of David A. Lorber, Stephen E. Loukas, and Zachary R. George is a managing member and principal owner of FrontFour Capital Group LLC (“FrontFour Capital”), which serves as an investment manager of FrontFour Master Fund, and a principal owner of FrontFour Capital Corp. (“FrontFour Corp.”), which serves as an investment manager to FrontFour Opportunity Fund. David A. Lorber disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest therein.

(6)	On January 21, 2021, Brook and Seth Taube informed our Board of Directors of each of their resignations as a director of the Company, effective as of that date.

(7)
The reported shares are held by a trust for the benefit of Brook Taube’s family, for which he serves as a trustee. Brook Taube disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest therein.

(8)
7,125.50 of the reported shares are held by a trust for the benefit of Seth Taube’s family, for which he serves as a trustee, and 1,750 of the reported shares are held by The Seth and Angie Taube Foundation, Inc., which is a 501(c)(3) charitable organization. Seth Taube disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest therein.

(9)
These shares are deemed to be beneficially owned by Howard Amster, as a result of his personal ownership and in his capacity as President of Pleasant Lakes Apts. Corp., which is the General Partner of Pleasant Lakes Apts. Limited Partnership, and in his capacity as the trustee of the various trusts listed in the Form 3 filed with the SEC by Howard Amster on August 24, 2020.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors and former directors as of January 22, 2021. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Director
David A. Lorber	over $100,000
Former Interested Directors(3)
Brook Taube	over $100,000
Seth Taube	over $100,000
Independent Directors
Arthur S. Ainsberg	$1 - $10,000
Howard Amster	over $100,000
Karin Hirtler-Garvey	$1-$10,000
Lowell W. Robinson	None

(1)	The dollar ranges are: None, $1 - $10,000, $10,001 - $50,000, $50,001 - $100,000, or over $100,000.

(2)
The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock $28.65 on January 22, 2021 on the NASDAQ Global Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

(3)	On January 21, 2021, Brook and Seth Taube informed our Board of Directors of each of their resignations as a director of the Company, effective as of that date.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Investment Management Agreement. Through December 31, 2020, MCC Advisors served as our investment adviser pursuant to the terms of Investment Management Agreement. Mr. Brook Taube, who was our Chairman, Chief Executive Officer and President through December 31, 2020, is a Managing Partner of, and has financial and controlling interests in, MCC Advisors. In addition, Mr. Seth Taube, who was a member of our Board of Directors through January 21, 2021, and Mr. Richard T. Allorto, Jr., who was our Chief Financial Officer through December 31, 2020, serve as Managing Partner and Chief Financial Officer, respectively, for MCC Advisors. Messrs. Seth Taube and Richard T. Allorto, Jr. also have financial interests in MCC Advisors.

License Agreement. Through December 31, 2020, we were parties to a license agreement with Medley Capital LLC, pursuant to which Medley Capital LLC granted us a non-exclusive, royalty-free license to use the name “Medley.” In addition, pursuant to the terms of an administration agreement which was in effect through December 31, 2020, MCC Advisors provided us with the office facilities and administrative services necessary to conduct our day-to-day operations.

Director Independence

Our Board of Directors annually determines each director’s independence.  Prior to January 1, 2021, that determination was made in accordance with the rules of the New York Stock Exchange, on which our shares were previously listed, and going forward the determination is being made in accordance with rules of the NASDAQ Stock Market LLC, on which our shares are currently listed. We do not consider a director independent unless the Board of Directors has determined that he or she has no material relationship with us. We monitor the relationships of our directors and officers through the activities of our Nominating and Corporate Governance Committee and through a questionnaire each director completes no less frequently than annually and updates periodically as information provided in the most recent questionnaire changes.

Our governance guidelines require any director who has previously been determined to be independent to inform the Chairman of the Board of Directors and the Chairman of the Nominating and Corporate Governance Committee of any change in circumstance that may cause his or her status as an independent director to change. The Board of Directors limits membership on the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee to independent directors.  Membership on the Special Committee, prior to its dissolution, was also limited to independent directors.

In order to evaluate the materiality of any such relationship, the board currently uses the definition of director independence set forth in the NASDAQ Listing Rules. Rule 5615(a)(5) of the NASDAQ Listing Rules provides BDCs, such as the Company, are required to comply with all of the provisions of the Rule 5600 series applicable to domestic issuers other than, in applicable part, Rule 5605(b), the section that defines director independence. A director of a BDC shall be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company.

The Board of Directors has determined that each of Arthur Ainsberg, Howard Amster Karin Hirtler-Garvey, and Lowell W. Robinson is independent, has no material relationship with the Company, and is a not an interested person (as defined in Section 2(a)(19) of the 1940 Act ) of the Company. David Lorber is an interested person of the Company due to his position as Chief Executive Officer.

Item 14. Principal Accountant Fees and Services

The Audit Committee and the independent directors of the Board of Directors have appointed Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2020, subject to ratification or rejection by the stockholders of the Company.

The following table displays fees for professional services by Ernst & Young LLP for the fiscal years ended September 30, 2020 and 2019 (dollars in thousands):

	Fiscal Year Ended September 30, 2020	Fiscal Year Ended September 30, 2019
Audit Fees	$630	$985
Audit Related Fees	-	-
Tax Fees	65	89
All Other Fees	-	-
	$695	$1,074

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

(b) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 28, 2021.

PhenixFIN Corporation

By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)