Form 10-Q
period 2020-12-31
PhenixFIN Corp
filed 2021-02-16
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 1-35040

PHENIXFIN CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-4576073
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

445 Park Avenue, 9th Floor, New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 859-0390

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PFX	The NASDAQ Global Market
6.125% Notes due 2023	PFXNL	The NASDAQ Global Market

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

The Registrant had 2,723,709 shares of common stock, $0.001 par value, outstanding as of February 16, 2021.

PHENIXFIN CORPORATION
(f/k/a Medley Capital Corporation)

i

PHENIXFIN CORPORATION (f/k/a Medley Capital Corporation)

Consolidated Statements of Assets and Liabilities

	December 31, 2020 (Unaudited)	September 30, 2020
Assets:
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $90,542,838 and $117,360,954, respectively)	$83,446,768	$114,321,948
Affiliated investments (amortized cost of $80,340,191 and $92,898,755, respectively)	70,196,136	84,873,023
Controlled investments (amortized cost of $37,987,321 and $117,874,821, respectively)	5,898,013	47,548,578
Total Investments at fair value	159,540,917	246,743,549
Cash and cash equivalents	62,414,223	56,522,148
Receivables:
Interest receivable	238,814	624,524
Fees receivable	106,528	119,028
Other assets	1,675,933	2,093,559
Total Assets	$223,976,415	$306,102,808

Liabilities:
Notes payable (net of debt issuance costs of $619,167 and $905,624, respectively)	$77,227,633	$150,960,662
Interest and fees payable	-	801,805
Due to affiliates	-	53,083
Management and incentive fees payable (see Note 6)	1,146,403	1,392,022
Administrator expenses payable (see Note 6)	484,412	156,965
Accounts payable and accrued expenses	900,851	2,108,225
Deferred revenue	35,450	10,529
Total Liabilities	79,794,749	155,483,291

Guarantees and Commitments (see Note 8)

Net Assets:
Common Shares, $0.001 par value; 5,000,000 shares authorized; 2,723,709 and 2,723,709
common shares issued and outstanding, respectively	2,724	2,724
Capital in excess of par value	672,381,617	672,381,617
Total distributable earnings/(loss)	(528,202,675)	(521,764,824)
Total Net Assets	144,181,666	150,619,517
Total Liabilities and Net Assets	$223,976,415	$306,102,808

Net Asset Value Per Common Share	$52.94	$55.30

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION (f/k/a Medley Capital Corporation)

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	December 31, 2020	December 31, 2019
Interest Income:
Interest from investments
Non-controlled, non-affiliated investments:
Cash	$1,671,813	$3,217,709
Payment in-kind	170,029	199,012
Affiliated investments:
Cash	352,291	209,248
Payment in-kind	-	947,473
Controlled investments:
Cash	1,190	83,208
Payment in-kind	-	495,382
Total interest income	2,195,323	5,152,032
Dividend income	10,263,501	1,837,500
Interest from cash and cash equivalents	940	218,138
Fee income (see Note 9)	341,464	283,540
Total Investment Income	12,801,228	7,491,210

Expenses:
Base management fees (see Note 6)	1,146,403	2,008,234
Incentive fees (see Note 6)	-	-
Interest and financing expenses	2,017,641	5,143,929
General and administrative expenses	377,934	516,842
Administrator expenses (see Note 6)	484,412	551,522
Insurance expenses	485,012	297,998
Directors fees	475,717	316,000
Professional fees, net (see Note 8)	(515,622)	(4,416,075)
Total expenses net of expense support reimbursement	4,471,497	4,418,450
Net Investment Income	8,329,731	3,072,760

Realized and unrealized gains (losses) on investments
Net realized gains/(losses):
Non-controlled, non-affiliated investments	3,893,722	(57,799)
Affiliated investments	(10,452,928)	-
Controlled investments	(40,147,570)	(1,686,837)
Total net realized gains/(losses)	(46,706,776)	(1,744,636)
Net change in unrealized gains/(losses):
Non-controlled, non-affiliated investments	(4,057,063)	3,747,374
Affiliated investments	(2,118,324)	9,440,599
Controlled investments	38,236,935	(9,457,114)
Total net change in unrealized gains/(losses)	32,061,548	3,730,859
Loss on extinguishment of debt (see Note 5)	(122,354)	(889,150)
Total realized and unrealized gains/(losses)	(14,767,582)	1,097,073

Net Increase/(Decrease) in Net Assets Resulting from Operations	$(6,437,851)	$4,169,833

Weighted Average Basic and diluted earnings per common share	$(2.36)	$1.53
Weighted Average Basic and diluted net investment income/(loss) per common share	$3.06	$1.13
Weighted Average Common Shares Outstanding - Basic and Diluted (see Note 11)	2,723,709	2,723,709 (1)

(1)	Basic and diluted shares has been adjusted for 2019 to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis, as described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION (f/k/a Medley Capital Corporation)

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Capital in Excess of Par Value	Total Distributable Earnings/(Loss)	Total Net Assets
Balance at September 30, 2020	2,723,709	$2,724	$672,381,617	$(521,764,824)	$150,619,517

OPERATIONS
Net investment income (loss)	-	-	-	8,329,731	8,329,731
Net realized gains (losses) on investments	-	-	-	(46,706,776)	(46,706,776)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	32,061,548	32,061,548
Net loss on extinguishment of debt	-	-	-	(122,354)	(122,354)
Total Increase (Decrease) in Net Assets	-	-	-	(6,437,851)	(6,437,851)

Balance at December 31, 2020	2,723,709	$2,724	$672,381,617	$(528,202,675)	$144,181,666

	Common Stock
			Capital in Excess of	Total Distributable	Total Net
	Shares(1)	Par Amount	Par Value	Earnings/(Loss)	Assets

Balance at September 30, 2019	2,723,709	$54,474	$673,532,717	$(457,154,661)	$216,432,530

OPERATIONS
Net investment income/(loss)	—	—	—	3,072,760	3,072,760
Net realized gain/(loss) from investments	—	—	—	(1,744,636)	(1,744,636)
Net unrealized appreciation/(depreciation) on investments	—	—	—	3,730,859	3,730,859
Net loss on extinguishment of debt	—	—	—	(889,150)	(889,150)
Total increase/(decrease) in net assets	—	—	—	4,169,833	4,169,833

Balance at December 31, 2019	2,723,709	$54,474	$673,532,717	$(452,984,828)	$220,602,363

(1)	Shares of Common Stock have been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis, as described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION (f/k/a Medley Capital Corporation)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	December 31, 2020	December 31, 2019

Cash Flows from Operating Activities:
Net increase/(decrease) in net assets resulting from operations	$(6,437,851)	$4,169,833
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by/(used in) operating activities:
Investment increases due to payment-in-kind interest	(170,029)	(564,730)
Net amortization of premium/(discount) on investments	-	(31,158)
Amortization of debt issuance cost	157,441	1,249,907
Net realized (gains)/losses on investments	46,706,776	1,744,636
Net unrealized (gains)/losses on investments	(32,061,548)	(3,730,859)
Proceeds from sale and settlements of investments	74,062,744	64,999,855
Purchases, originations and participations	(1,335,311)	(7,532,846)
Loss on extinguishment of debt	122,354	889,150
(Increase)/decrease in operating assets:
Other assets	417,626	(3,163,613)
Interest receivable	385,710	371,543
Receivable for dispositions and investments sold	-	(212,517)
Fees receivable	12,500	56,543
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,207,374)	(8,890,759)
Interest and fees payable	(801,805)	(2,102,943)
Management and incentive fees payable, net	(245,619)	(222,941)
Administrator expenses payable	327,447	(310,263)
Deferred revenue	24,921	(25,593)
Due to affiliate	(53,083)	167,743
Net cash provided by/(used in) operating activities	79,904,899	46,860,988
Cash Flows from Financing Activities:
Paydowns on debt	(74,151,822)	(49,407,674)
Debt issuance costs paid	138,998	-
Net cash provided by/(used in) financing activities	(74,012,824)	(49,407,674)
Net increase/(decrease) in cash and cash equivalents	5,892,075	(2,546,686)
Cash and cash equivalents, beginning of period	56,522,148	84,283,903
Cash and cash equivalents, end of period	$62,414,223	$81,737,217

Supplemental information:
Interest paid during the period	$2,819,446	$5,996,965

Supplemental non-cash information:
Payment-in-kind interest income	$170,029	$1,641,867

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION (f/k/a Medley Capital Corporation)

Consolidated Schedule of Investments

As of December 31, 2020

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)	11/16/2022	$4,715,809	$4,715,808	$4,680,440	3.25%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	11/16/2022	472,087	472,087	472,086	0.33%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)	11/16/2022	2,277,293	2,277,293	2,260,212	1.57%
		Revolving Credit Facility (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)(15)	11/15/2022	1,000,000	1,000,000	992,500	0.69%
				8,465,189	8,465,188	8,405,238	5.83%

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	9/25/2023	4,387,500	4,387,500	4,212,000	2.92%
				4,387,500	4,387,500	4,212,000	2.92%

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	12/17/2021	12,409,903	12,409,903	10,151,301	7.04%
				12,409,903	12,409,903	10,151,301	7.04%

Avantor, Inc.(11)	Wholesale	Equity - 545,931 Common Units(16)		13,695	239,663	385,514	0.27%
				13,695	239,663	385,514	0.27%

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		1	416,250	-	0.00%
				1	416,250	-	0.00%

CM Finance SPV, LLC	Banking, Finance, Insurance & Real Estate	Unsecured Debt		101,463	101,463	-	0.00%
				101,463	101,463	-	0.00%

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(12)	7/28/2025	2,607,062	2,598,252	2,447,510	1.70%
				2,607,062	2,598,252	2,447,510	1.70%

Crow Precision Components, LLC	Aerospace & Defense	Equity - 350 Common Units		350	700,000	370,941	0.26%
				350	700,000	370,941	0.26%

DataOnline Corp.(8)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	11/13/2025	4,950,000	4,950,000	4,801,500	3.33%
		Revolving Credit Facility (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)(15)	11/13/2025	607,143	607,143	501,325	0.35%
				5,557,143	5,557,143	5,302,825	3.68%

Dream Finders Homes, LLC(11)	Construction & Building	Preferred Equity (8.00% PIK)		4,622,101	4,622,101	4,252,333	2.95%
				4,622,101	4,622,101	4,252,333	2.95%

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)(10)		4,049,398	4,049,398	2,024,699	1.40%
		Equity - 150 Common Units		150	-	-	0.00%
				4,049,548	4,049,398	2,024,699	1.40%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest(12)		380	151,337	-	0.00%
				380	151,337	-	0.00%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 7.37% Cash, 1.00% LIBOR Floor)(13)	6/27/2023	3,211,299	3,211,299	3,118,171	2.16%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 7.37% Cash, 1.00% LIBOR Floor)(13)	6/27/2023	9,305,067	9,305,067	9,035,220	6.27%
				12,516,366	12,516,366	12,153,391	8.43%

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	8/18/2022	11,910,906	11,910,906	11,910,906	8.26%
				11,910,906	11,910,906	11,910,906	8.26%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(14)(20)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt(10)(19)	12/31/2021	704,106	704,106	-	0.00%
		Unsecured Debt(10)(19)	6/30/2022	761,905	761,905	-	0.00%
				1,466,011	1,466,011	-	0.00%

Redwood Services Group, LLC(8)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(15)	6/6/2023	175,000	175,000	169,750	0.12%
				175,000	175,000	169,750	0.12%

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (8.00% Cash)(10)	8/31/2021	403,750	384,394	-	0.00%
				403,750	384,394	-	0.00%

Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		3,434,170	566,475	-	0.00%
				3,434,170	566,475	-	0.00%

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	9/1/2022	4,766,041	4,766,041	4,718,381	3.27%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	9/1/2022	1,847,843	1,847,843	1,829,365	1.27%
		Equity - 101,165.93 Common Units in CI (Summit) Investment Holdings LLC		101,166	1,067,547	708,264	0.49%
				6,715,050	7,681,431	7,256,010	5.03%

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		700,000	700,000	-	0.00%
				700,000	700,000	-	0.00%

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		263,814	263,814	168,703	0.12%
				263,814	263,814	168,703	0.12%

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)(17)	8/18/2025	1,000,000	989,936	926,500	0.64%
				1,000,000	989,936	926,500	0.64%

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00% PIK, 1.00% LIBOR Floor)(13)	4/28/2023	1,014,440	951,629	1,014,440	0.70%
		Equity - 5,441 Class A Units		5,441	302,464	21,262	0.01%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	6,506	361,667	25,423	0.02%
				1,026,387	1,615,760	1,061,125	0.74%

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	9/26/2024	3,496,872	3,496,872	3,496,872	2.43%
		Equity - 1,500 Common Units		1,500	1,500,000	8,751,150	6.07%
				3,498,372	4,996,872	12,248,022	8.49%

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(9)		518,283	518,283	-	0.00%
				518,283	518,283	-	0.00%

Subtotal Non-Controlled/Non-Affiliated Investments				$93,619,810	$90,542,838	$83,446,768	57.88%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Affiliated Investments:(6)

1888 Industrial Services, LLC(8)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(10)(13)	9/30/2021	9,946,740	9,473,066	-	0.00%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(10)(13)	9/30/2021	25,937,520	19,468,870	-	0.00%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00%, 1.00% LIBOR Floor)(10)(13)	9/30/2021	1,231,932	1,191,257	1,231,932	0.85%
		Revolving Credit Facility (LIBOR +5.00% PIK, 1.00% LIBOR Floor)(13)(15)	9/30/2021	3,554,069	3,554,069	3,554,069	2.46%
		Equity - 17,493.63 Class A Units		21,562	-	-	0.00%
				40,691,823	33,687,262	4,786,001	3.32%

Black Angus Steakhouses, LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	6/30/2022	758,929	758,929	758,929	0.53%
		Senior Secured First Lien Term Loan (LIBOR + 9.00% PIK, 1.00% LIBOR Floor)(10)(12)	6/30/2022	8,412,596	7,767,533	2,355,527	1.63%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(10)(12)(15)	6/30/2022	1,222,222	1,222,222	1,222,222	0.85%
				10,393,747	9,748,684	4,336,678	3.01%

Caddo Investors Holdings 1 LLC(11)	Forest Products & Paper	Equity - 6.15% Membership Interest(18)		2,528,826	2,528,826	3,197,865	2.22%
				2,528,826	2,528,826	3,197,865	2.22%

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(10)(14)	12/31/2021	12,930,235	7,824,975	129,302	0.09%
		Equity - 12,350,000 Class A Units		12,350,000	-	-	0.00%
				25,280,235	7,824,975	129,302	0.09%

JFL-NGS Partners, LLC	Construction & Building	Equity - 57,300 Class B Units		57,300	57,300	34,311,462	23.80%
				57,300	57,300	34,311,462	23.80%

JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred (6.00% PIK)		1,310,649	1,310,649	1,290,857	0.90%
		Equity - 129,588 Class B Units		129,588	129,588	5,308,937	3.68%
				1,440,237	1,440,237	6,599,794	4.58%

Kemmerer Operations, LLC(8)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	2,051,705	2,051,705	2,051,705	1.42%
		Senior Secured First Lien Delayed Draw Term Loan (15.00% PIK)(15)	6/21/2023	380,106	380,106	380,106	0.26%
		Equity - 6.7797 Common Units		7	962,717	26,465	0.02%
				2,431,818	3,394,528	2,458,276	1.70%

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(12)	10/11/2021	5,905,080	5,905,080	5,792,883	4.02%
		Senior Secured First Lien Term Loan B (LIBOR + 13% PIK, 1.00% LIBOR Floor)(10)(12)	10/11/2021	7,783,840	6,599,918	2,319,584	1.61%
		Warrants - 7.68% of Outstanding Equity		123,867	499,751	-	0.00%
				13,812,787	13,004,749	8,112,467	5.63%

URT Acquisition Holdings Corporation	Services: Business	Unsecured Debt (10.00% PIK) Warrants	12/4/2024	2,109,589	2,109,589	2,119,627	1.47%
				28,912	-	-	0.00%
				2,138,501	2,109,589	2,119,627	1.47%

US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	6/17/2021	3,214,041	3,214,041	3,214,041	2.23%
		Equity - 33,300 Preferred Units(11)		33,300	3,330,000	930,623	0.65%
				3,247,341	6,544,041	4,144,664	2.87%

Subtotal Affiliated Investments				$102,022,615	$80,340,191	$70,196,136	48.69%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Controlled Investments:(7)

NVTN LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00%Cash, 1.00% LIBOR Floor)(10)(12)(15)	11/9/2021	6,565,875	6,565,875	4,038,013	2.80%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(12)(15)	12/31/2024	2,000,000	1,995,374	1,860,000	1.29%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(10)(12)	11/9/2021	14,963,195	12,305,096	-	0.00%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(10)(12)	11/9/2021	10,014,223	7,570,054	-	0.00%
		Equity - 787.4 Class A Units		9,550,922	9,550,922	-	0.00%
				43,094,215	37,987,321	5,898,013	4.09%
Subtotal Control Investments				$43,094,215	$37,987,321	$5,898,013	4.09%

	Total Investments, December 31, 2020			$238,736,640	$208,870,350	$159,540,917	110.65%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.
(2)	Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.
(3)	Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for U.S. federal income tax purposes totaled $47,613,076, $96,942,509, and $49,329,433, respectively.

The tax cost basis of investments is $208,870,350 as of December 31, 2020.

(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $144,181,666 as of December 31, 2020.
(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)	The investment has an unfunded commitment as of December 31, 2020 (see Note 8), and includes an analysis of the value of any unfunded commitments.
(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.
(10)	The investment was on non-accrual status as of December 31, 2020.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of December 31, 2020, 5.49% of the Company’s portfolio investments were non-qualifying assets.
(12)	The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (“LIBOR”) floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of December 31, 2020 was 0.14%.
(13)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2020 was 0.24%.
(14)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of December 31, 2020 was 0.24%.
(15)	This investment earns 0.50% commitment fee on all unused commitment as of December 31, 2020, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(16)	This investment represents a Level 1 security in the ASC 820 table as of December 31, 2020 (see Note 4).
(17)	This investment represents a Level 2 security in the ASC 820 table as of December 31, 2020 (see Note 4).
(18)	As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment.
(19)	Security is non-income producing.
(20)	The investment was past due as of December 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION (f/k/a Medley Capital Corporation)

Consolidated Schedule of Investments

September 30, 2020

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)	11/16/2022	4,715,809	4,715,809	4,466,815	3.0%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	11/16/2022	472,087	472,087	472,087	0.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)	11/16/2022	2,277,293	2,277,293	2,157,052	1.4%
		Revolving Credit Facility (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)(15)	11/16/2022	1,000,000	1,000,000	947,200	0.6%
				8,465,189	8,465,189	8,043,154

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	9/25/2023	4,387,500	4,387,500	3,948,750	2.6%
				4,387,500	4,387,500	3,948,750

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	12/17/2021	12,780,349	12,780,349	11,898,505	7.9%
				12,780,349	12,780,349	11,898,505

Avantor, Inc.(10)	Wholesale	Equity - 545,931 Common Units(16)		—	9,553,793	12,277,988	8.2%
				—	9,553,793	12,277,988

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

CM Finance SPV, LLC	Banking, Finance, Insurance & Real Estate	Unsecured Debt	6/24/2021	101,463	101,463	101,463	0.1%
				101,463	101,463	101,463

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(12)	7/28/2025	2,607,062	2,598,252	2,219,392	1.5%
				2,607,062	2,598,252	2,219,392

Crow Precision Components, LLC	Aerospace & Defense	Equity - 350 Common Units		—	700,000	723,131	0.5%
				—	700,000	723,131

CT Technologies Intermediate Holdings, Inc.(11)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	12/1/2022	7,500,000	7,500,000	6,832,500	4.5%
				7,500,000	7,500,000	6,832,500

DataOnline Corp.(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	11/13/2025	4,962,500	4,962,500	4,786,331	3.2%
		Revolving Credit Facility (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)(15)	11/13/2025	535,714	535,714	510,357	0.3%
				5,498,214	5,498,214	5,296,688

Dream Finders Homes, LLC	Construction & Building	Preferred Equity (8.00% PIK)		4,531,472	4,531,472	3,928,786	2.6%
				4,531,472	4,531,472	3,928,786

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)		3,969,998	3,969,998	3,969,998	2.6%
		Equity - 150 Common Units		—	—	1,960,830	1.3%
				3,969,998	3,969,998	5,930,828

Global Accessories Group, LLC(11)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	—	0.0%
				—	151,337	—

Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 7.37% Cash, 1.00% LIBOR Floor)(13)	6/27/2023	3,219,964	3,219,964	2,994,565	2.0%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 7.37% Cash, 1.00% LIBOR Floor)(13)	6/27/2023	9,330,056	9,330,056	8,676,952	5.8%
				12,550,020	12,550,020	11,671,517	—

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	8/18/2022	12,098,406	12,098,406	11,987,100	8.0%
				12,098,406	12,098,406	11,987,100

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(17)	2/19/2024	—	955,680	—	0.0%
				—	955,680	—

Manna Pro Products, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	12/8/2023	5,343,674	5,343,674	5,123,515	3.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	12/8/2023	1,085,219	1,085,219	1,040,508	0.7%
				6,428,893	6,428,893	6,164,023

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(9) (14)(21)	7/8/2020	2,777,366	2,103,712	186,083	0.1%
				2,777,366	2,103,712	186,083

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt(18)	7/31/2020	704,106	704,106	—	0.0%
		Unsecured Debt(18)	7/31/2021	761,905	761,905	—	0.0%
				1,466,011	1,466,011	—

Redwood Services Group, LLC(7)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)(15)	6/6/2023	700,000	700,000	647,500	0.4%
				700,000	700,000	647,500

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (8.00% Cash)(9)	8/31/2021	488,750	465,319	—	0.0%
				488,750	465,319	—

Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		—	566,475	686,834	0.5%
				—	566,475	686,834

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	9/1/2022	4,776,955	4,776,955	4,733,962	3.1%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	9/1/2022	1,852,522	1,852,522	1,835,850	1.2%
		Equity - 101,165.93 Common Units in CI (Summit) Investment Holdings LLC		—	1,067,546	657,578	0.4%
				6,629,477	7,697,023	7,227,390

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		—	700,000	343,000	0.2%
				—	700,000	343,000

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		—	263,814	150,374	0.1%
				—	263,814	150,374

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	8/18/2025	1,000,000	989,935	926,500	0.6%
				1,000,000	989,935	926,500	—

URT Acquisition Holdings Corporation	Services: Business	Unsecured Debt (10.00% PIK)	6/23/2021	2,567,929	2,567,929	2,567,929	1.7%
				2,567,929	2,567,929	2,567,929

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00% PIK, 1.00% LIBOR Floor)(13)	4/28/2023	1,014,440	951,628	1,014,440	0.7%
		Equity - 5,441 Class A Units		—	302,464	12,841	0.0%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	—	361,667	15,354	0.0%
				1,014,440	1,615,759	1,042,635

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	9/26/2024	3,519,878	3,519,878	3,519,878	2.3%
		Equity - 1,500 Common Units		—	1,500,000	6,000,000	4.0%
				3,519,878	5,019,878	9,519,878

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(8)		—	518,283	—	0.0%
				—	518,283	—

Subtotal Non-Controlled/Non-Affiliated Investments				$101,082,417	$117,360,954	$114,321,948

Affiliated Investments:(20)

1888 Industrial Services, LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(9)(13)	9/30/2021	9,946,741	9,473,067	—	0.0%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(9)(13)	9/30/2021	25,937,520	19,468,870	—	0.0%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00%, 1.00% LIBOR Floor)(9)(13)	9/30/2021	1,231,932	1,191,257	1,166,763	0.8%
		Revolving Credit Facility (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)(15)	9/30/2021	3,554,069	3,554,069	3,554,069	2.4%
		Equity - 17,493.63 Class A Units		—	—	—	0.0%
				40,670,262	33,687,263	4,720,832

Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00% PIK)(9)(21)	7/22/2020	11,105,630	8,446,385	1,110,563	0.7%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		971,200	971,200	—	0.0%
		Equity - 16 Common Units		—	—	—	0.0%
				14,476,830	11,817,585	1,110,563

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	12/31/2020	758,929	758,929	758,929	0.5%
		Senior Secured First Lien Term Loan (LIBOR + 9.00% PIK, 1.00% LIBOR Floor)(9)(12)	12/31/2020	8,412,596	7,767,532	5,047,557	3.4%

		Equity - 17.9% Membership Interest		—	—	—	0.0%
				9,171,525	8,526,461	5,806,486

Caddo Investors Holdings 1 LLC(10)	Forest Products & Paper	Equity - 6.15% Membership Interest(19)		—	2,528,826	2,990,776	2.0%
				—	2,528,826	2,990,776	—

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK) (9)(14)	12/31/2021	12,930,235	7,824,974	905,116	0.6%
		Equity - 12,350,000 Class A Units		—	—	—	0.0%
				12,930,235	7,824,974	905,116

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		1,795,034	1,795,034	1,795,034	1.2%
		Preferred Equity - A-1 Preferred (3.00% PIK)		232,292	232,292	232,292	0.2%
		Equity - 57,300 Class B Units		—	57,300	38,780,067	25.7%
				2,027,326	2,084,626	40,807,393	—

JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred (6.00% PIK)		1,310,649	1,310,649	1,310,649	0.9%
		Equity - 129,588 Class B Units		—	129,588	4,535,580	3.0%
				1,310,649	1,440,237	5,846,229	—

Kemmerer Operations, LLC(7)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	2,051,705	2,051,705	2,051,705	1.4%
		Senior Secured First Lien Delayed Draw Term Loan (15.00% PIK)	6/21/2023	515,699	515,699	515,699	0.4%
		Equity - 6.7797 Common Units		—	962,717	962,717	0.6%
				2,567,404	3,530,121	3,530,121

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(12)	10/11/2021	5,905,080	5,905,080	5,905,080	3.9%
		Senior Secured First Lien Term Loan B (LIBOR + 13% PIK, 1.00% LIBOR Floor)(9)(12)	10/11/2021	7,783,840	6,599,918	6,794,514	4.5%
		Warrants - 7.68% of Outstanding Equity	1/9/2027	—	499,751	—	0.0%
				13,688,920	13,004,749	12,699,594

US Multifamily, LLC(10)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	6/17/2021	5,123,913	5,123,913	5,123,913	3.4%
		Equity - 33,300 Preferred Units		—	3,330,000	1,332,000	0.9%
				5,123,913	8,453,913	6,455,913

Subtotal Affiliated Investments				$101,967,064	$92,898,755	$84,873,023

Controlled Investments:(5)

MCC Senior Loan Strategy JV I LLC(10)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	79,887,500	41,018,500	27.2%
				—	79,887,500	41,018,500

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

NVTN LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(9)(12)	12/31/2024	6,565,875	6,565,875	4,530,078	3.0%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(9)(12)	12/31/2024	2,000,000	1,995,374	2,000,000	1.3%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(9)(12)	12/31/2024	14,963,195	12,305,096	—	0.0%

		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(9)(12)	12/31/2024	10,014,223	7,570,054	—	0.0%
		Equity - 787.4 Class A Units		—	9,550,922	—	0.0%
				33,543,293	37,987,321	6,530,078

Subtotal Control Investments				$33,543,293	$117,874,821	$47,548,578

Total Investments, September 30, 2020				$236,592,774	$328,134,530	$246,743,549	163.8%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.
(2)	Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.
(3)	Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for U.S. federal income tax purposes totaled $53,757,923, $134,877,746, and $81,119,823, respectively. The tax cost basis of investments is $327,863,372 as of September 30, 2020.
(4)	Percentage is based on net assets of $150,619,517 as of September 30, 2020.
(5)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(6)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(7)	The investment has an unfunded commitment as of September 30, 2020 (see Note 8), and includes an analysis of the value of any unfunded commitments.
(8)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.
(9)	The investment was on non-accrual status as of September 30, 2020.
(10)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2020, 25.4% of the Company’s portfolio investments were non-qualifying assets.
(11)	A portion of this investment was sold via a participation agreement. The amount stated is the portion retained by the Company (see Note 3).
(12)	The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (“LIBOR”) floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2020 was 0.15%.
(13)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2020 was 0.23%.
(14)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2020 was 0.24%.
(15)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2020 and is recorded as a component of interest income on the Consolidated Statements of Operations.
(16)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2020 (see Note 4).
(17)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2020 (see Note 4).
(18)	Security is non-income producing.
(19)	As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment.
(20)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(21)	The investment was past due as of September 30, 2020.

See accompanying notes to consolidated financial statements.

PHENIXFIN CORPORATION
(f/k/a Medley Capital Corporation)

Notes to Consolidated Financial Statements

December 31, 2020

(unaudited)

Note 1. Organization

PhenixFIN Corporation (f/k/a Medley Capital Corporation) (“PhenixFIN”, the “Company,” “we” and “us”) is a non-diversified closed-end management investment company incorporated in Delaware that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected, and intends to qualify annually, to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). On November 18, 2020, the board of directors of the Company approved the adoption of an internalized management structure, effective January 1, 2021. Until close of business on December 31, 2020 we were externally managed and advised by MCC Advisors LLC (“MCC Advisors”), pursuant to an investment management agreement. MCC Advisors is a wholly owned subsidiary of Medley LLC, which is controlled by Medley Management Inc. (NYSE: MDLY), a publicly traded asset management firm (“MDLY”), which in turn is controlled by Medley Group LLC, an entity wholly owned by the senior professionals of Medley LLC. We use the term “Medley” to refer collectively to the activities and operations of Medley Capital LLC, Medley LLC, MDLY, Medley Group LLC, MCC Advisors, associated investment funds and their respective affiliates herein.

On March 26, 2013, our wholly owned subsidiary, Medley SBIC, LP (“SBIC LP”), a Delaware limited partnership that we own directly and through our wholly owned subsidiary, Medley SBIC GP, LLC, received a license from the Small Business Administration (“SBA”) to operate as a Small Business Investment Company (“SBIC”) under Section 301(c) of the Small Business Investment Company Act of 1958, as amended. Effective July 1, 2019, SBIC LP surrendered its SBIC license and changed its name to Medley Small Business Fund, LP. In addition, Medley SBIC GP, LLC changed its name to Medley Small Business Fund GP, LLC. Medley Small Business Fund, LP and Medley Small Business Fund GP, LLC have since changed their names to PhenixFIN Small Business Fund, LP and PhenixFIN Small Business Fund GP, LLC, respectively.

The Company has formed and expects to continue to form certain taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. These Taxable Subsidiaries allow us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

The Company’s investment objective is to generate current income and capital appreciation primarily through loans to privately-held middle market companies. The portfolio generally consists of senior secured first lien term loans, senior secured second lien term loans, preferred equity and common equity. Occasionally, we will receive warrants or other equity participation features which we believe will have the potential to increase the total investment returns. These investments are primarily rated below investment grade or are unrated. Investments in below investment grade securities are considered predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal when due.

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

Note 1. Organization (continued)

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

On December 21, 2020, the Company announced that it completed the application process for and was authorized to transfer the listing of its shares of common stock to the NASDAQ Global Market. The listing and trading of the common stock on the NYSE ceased at the close of trading on December 31, 2020. Effective January 4, 2021, the common stock trades on the NASDAQ Global Market under the trading symbol “PFX.”

Sale of MCC JV

On October 8, 2020, the Company, Great American Life Insurance Company (“GALIC”), MCC Senior Loan Strategy JV I LLC (the “MCC JV”), and an affiliate of Golub Capital LLC (“Golub”) entered into a Membership Interest Purchase Agreement pursuant to which a fund affiliated with and managed by Golub concurrently purchased all of the Company’s interest in the MCC JV and all of GALIC’s interest in the MCC JV for a pre-adjusted gross purchase price of $156.4 million and an adjusted gross purchase price (which constitutes the aggregate consideration for the membership interests) of $145.3 million (giving effect to adjustments primarily for principal and interest payments from portfolio companies of MCC JV from July 1, 2020 through October 7, 2020), resulting in net proceeds (before transaction expenses) of $41.0 million and $6.6 million for the Company and GALIC, respectively, on the terms and subject to the conditions set forth in the Membership Interest Purchase Agreement, including the representations, warranties, covenants and indemnities contained therein. In connection with the closing of the transaction on October 8, 2020, MCC JV repaid in full all outstanding borrowings under, and terminated, its senior secured revolving credit facility, dated as of August 4, 2015, as amended, administered by Deutsche Bank AG, New York Branch.

COVID-19 Developments

The global outbreak of the COVID-19 pandemic continues to have adverse consequences on the U.S. and global economies, as well as on the Company (including certain portfolio companies) in particular. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. The Company’s performance (including that of certain of its portfolio companies) was negatively impacted during the pandemic. The longer-term impact of COVID-19 on the operations and the performance of the Company (including certain portfolio companies) is difficult to predict, but may continue to be adverse. The longer-term potential impact on such operations and performance could depend to a large extent on future developments and actions taken by authorities and other entities to contain COVID-19 and its economic impact. The impacts, as well as the uncertainty over impacts to come, of COVID-19 have adversely affected the performance of the Company (including certain portfolio companies) and may continue to do so in the future.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company is an investment company following the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the consolidated accounts of the Company and its wholly owned subsidiaries PhenixFIN Small Business Fund, LP (f/k/a Medley Small Business Fund, LP) (“PhenixFIN Small Business Fund”) and PhenixFIN SLF Funding I LLC (f/k/a Medley SLF Funding I LLC) (“PhenixFIN SLF”), and its wholly owned Taxable Subsidiaries. All references made to the “Company,” “we,” and “us” herein include PhenixFIN Corporation (f/k/a Medley Capital Corporation) and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, which are of a normal recurring nature, that are necessary for the fair presentation of financial results as of and for the periods presented. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended September 30, 2020. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2021.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three months ended December 31, 2020, the Company earned approximately $0.2 million in PIK interest. For the three months ended December 31, 2019, the Company earned approximately $1.6 million in PIK interest.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. For the three months ended December 31, 2020 and 2019, fee income was approximately $0.3 million in each period (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. There were no realized gains or losses related to non-cash restructuring transactions during the three months ended December 31, 2020 and 2019. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Note 2. Significant Accounting Policies (continued)

Revenue Recognition (continued)

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At December 31, 2020, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $13.3 million, or 8.3% of the fair value of our portfolio. At September 30, 2020, certain investments in eight portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $21.7 million, or 8.8% of the fair value of our portfolio.

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

Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. We weight the use of third-party broker quotations, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Investments for which market quotations are not readily available are valued at fair value as determined by the Company’s board of directors based upon input from management and third-party valuation firms. Because these investments are illiquid and because there may not be any directly comparable companies whose financial instruments have observable market values, these loans are valued using a fundamental valuation methodology, consistent with traditional asset pricing standards, that is objective and consistently applied across all loans and through time.

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

The methodologies utilized by the Company in estimating the fair value of its investments categorized as Level 3 generally fall into the following two categories:

●	The “Market Approach” uses prices and other relevant information generated by market transactions involving identical or comparable (that is, similar) assets, liabilities, or a group of assets and liabilities, such as a business.

●	The “Income Approach” converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. When the Income Approach is used, the fair value measurement reflects current market expectations about those future amounts.

The Company has engaged third-party valuation firms (the “Valuation Firms”) to assist it and its board of directors in the valuation of its portfolio investments. The valuation reports generated by the Valuation Firms consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, performance multiples, and movement in yields of debt instruments, among other factors. The Company uses a market yield analysis under the Income Approach or an enterprise model of valuation under the Market Approach, or a combination thereof. In applying the market yield analysis, the value of the Company’s loans is determined based upon inputs such as the coupon rate, current market yield, interest rate spreads of similar securities, the stated value of the loan, and the length to maturity. In applying the enterprise model, the Company uses a waterfall analysis, which takes into account the specific capital structure of the borrower and the related seniority of the instruments within the borrower’s capital structure into consideration. To estimate the enterprise value of the portfolio company, we weigh some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value.

Note 2. Significant Accounting Policies (continued)

Valuation of Investments (continued)

The methodologies and information that the Company utilizes when applying the Market Approach for performing investments include, among other things:

●	valuations of comparable public companies (“Guideline Comparable Approach”);

●	recent sales of private and public comparable companies (“Guideline Comparable Approach”);

●	recent acquisition prices of the company, debt securities or equity securities (“Recent Arms-Length Transaction”);

●	external valuations of the portfolio company, offers from third parties to buy the company (“Estimated Sales Proceeds Approach”);

●	subsequent sales made by the company of its investments (“Expected Sales Proceeds Approach”); and

●	estimating the value to potential buyers.

The methodologies and information that the Company utilizes when applying the Income Approach for performing investments include:

●	discounting the forecasted cash flows of the portfolio company or securities (Discounted Cash Flow (“DCF”) Approach); and

●	Black-Scholes model or simulation models or a combination thereof (Income Approach - Option Model) with respect to the valuation of warrants.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

●	our quarterly valuation process begins with each portfolio investment being initially valued by one or more Valuation Firms;

●	preliminary valuation conclusions will then be documented and discussed with senior management;

●	the audit committee of the board of directors reviews the preliminary valuations with management and the Valuation Firms; and

●	the board of directors discusses the valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of management, the respective Valuation Firms and the audit committee.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. In addition, changes in the market environment (including the impact of COVID-19 on financial markets), portfolio company performance, and other events may occur over the lives of the investments that may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned.

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations are discussed in Note 5.

Recently Adopted Accounting Pronouncements

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

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The standard is effective as of March 12, 2020 through December 31, 2022 and the Company plans to apply the amendments in this update to account for contract modifications due to changes in reference rates. The Company does not believe that it will have a material impact on its consolidated financial statements and disclosures.

Note 2. Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements (continued)

In May 2020, the SEC adopted rule amendments that impacted the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules became effective January 1, 2021. The Company evaluated the impact of the Final Rules and determined its impact not to be material, and began voluntary compliance with the Final Rules for the quarter ended June 30, 2020.

Federal Income Taxes

The Company has elected, and intends to qualify annually, to be treated as a RIC under Subchapter M of the Code. In order to continue to qualify as a RIC and be eligible for tax treatment under Subchapter M of the Code, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”), as defined by the Code, including PIK interest, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There was no provision for federal excise tax at December 31, 2020 and December 31, 2019.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of December 31, 2020 and 2019, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the three months ended December 31, 2020 and 2019, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

As of December 31, 2020 and September 30, 2020, the Company had a deferred tax asset of $23.8 million and $22.8 million, respectively, consisting primarily of net operating losses and net unrealized losses on the investments held within its Taxable Subsidiaries. As of December 31, 2020 and September 30, 2020, the Company has booked a valuation allowance of $23.8 million and $22.8 million, respectively, against its deferred tax asset.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at December 31, 2020. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and applicable state tax authorities.

Note 2. Significant Accounting Policies (continued)

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

Company Investment Risk, Concentration of Credit Risk, and Liquidity Risk

The Company has broad discretion in making investments. Investments generally consist of debt instruments that may be affected by business, financial market or legal uncertainties. Prices of investments may be volatile, and a variety of factors that are inherently difficult to predict, such as domestic or international economic and political developments, may significantly affect the results of the Company’s activities and the value of its investments. In addition, the value of the Company’s portfolio may fluctuate as the general level of interest rates fluctuate.

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

Company performance (including that of certain of its portfolio companies) has been and may continue to be negatively impacted by the COVID-19 pandemic’s effects. The COVID-19 pandemic has adversely impacted economies and capital markets around the world in ways that will likely continue and may change in unforeseen ways for an indeterminate period. The pandemic has also adversely affected various businesses, including some in which we are invested. The COVID-19 pandemic may exacerbate pre-existing business performance, political, social and economic risks affecting certain companies and countries generally. The impacts, as well as the uncertainty over impacts to come, of COVID-19 have adversely affected the performance of the Company (including certain portfolio companies) and may continue to do so in the future.

Note 3. Investments

The composition of our investments as of December 31, 2020 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$162,049	77.6%	$88,061	55.2%
Senior Secured Second Lien Term Loans	7,976	3.8	7,586	4.8
Unsecured Debt	4,061	1.9	2,120	1.3
Equity/Warrants	34,784	16.7	61,774	38.7
Total Investments	$208,870	100.0%	$159,541	100.0%

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

Note 3. Investments (continued)

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At December 31, 2020 and September 30, 2020, the total fair value of warrants was $25,423 and $15,354, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the three months ended December 31, 2020, the Company acquired warrants in one existing portfolio company. During the three months ended December 31, 2019, the Company had no warrant activity.

For the three months ended December 31, 2020, there was $10,069 of unrealized appreciation related to warrants, which was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. For the three months ended December 31, 2019, there was no unrealized appreciation or depreciation related to warrants. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2020 (dollars in thousands):

	Fair Value	Percentage

Construction & Building	$45,820	28.7%
High Tech Industries	24,786	15.5
Services: Business	16,636	10.4
Healthcare & Pharmaceuticals	12,324	7.8
Consumer goods: Durable	12,248	7.7
Containers, Packaging & Glass	11,911	7.5
Hotel, Gaming & Leisure	10,235	6.4
Environmental Industries	6,600	4.1
Energy: Oil & Gas	4,915	3.1
Banking, Finance, Insurance & Real Estate	4,145	2.6
Forest Products & Paper	3,198	2.0
Aerospace & Defense	2,818	1.8
Metals & Mining	2,458	1.5
Automotive	1,061	0.7
Wholesale	386	0.2
Total	$159,541	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2020 (dollars in thousands):

	Fair Value	Percentage
Construction & Building	$51,964	21.1%
Multisector Holdings	41,019	16.6
High Tech Industries	26,165	10.6
Healthcare & Pharmaceuticals	23,481	9.5
Services: Business	21,841	8.9
Hotel, Gaming & Leisure	12,337	5.0
Wholesale	12,278	5.0
Containers, Packaging & Glass	11,987	4.8
Consumer goods: Durable	9,520	3.8
Banking, Finance, Insurance & Real Estate	6,557	2.7
Consumer goods: Non-durable	6,164	2.5
Environmental Industries	5,846	2.4
Energy: Oil & Gas	5,626	2.3
Metals & Mining	3,530	1.4
Forest Products & Paper	2,991	1.2
Aerospace & Defense	2,942	1.2
Media: Broadcasting & Subscription	1,110	0.5
Automotive	1,043	0.4
Retail	343	0.1
Total	$246,744	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

Note 3. Investments (continued)

The following table shows the portfolio composition by geographic location at fair value at December 31, 2020 (dollars in thousands):

	Fair Value	Percentage

West	$54,697	34.3%
Northeast	48,897	30.6
Southeast	30,174	18.9
Midwest	14,920	9.4
Southwest	10,169	6.4
Mid-Atlantic	684	0.4
Total	$159,541	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2020 (dollars in thousands):

	Fair Value	Percentage
Northeast	$98,555	39.9%
West	55,400	22.5
Southeast	42,321	17.1
Midwest	27,574	11.2
Mid-Atlantic	13,334	5.4
Southwest	9,560	3.9
Total	$246,744	100.0%

Note 3. Investments (continued)

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the three months ended December 31, 2020 and 2019 were as follows:

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2020	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2020	Earned Income
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$-	$-	$-	$-	$-	$-	$1,658
	Senior Secured First Lien Term Loan B	-	-	-	-	-	-	6,484
	Senior Secured First Lien Term Loan C	1,166,763	-	-	65,169	-	1,231,932	37,985
	Senior Secured First Lien Term Loan D	-	-	-	-	-	-	-
	Senior Secured First Lien Term Loan E	-	-	-	-	-	-	-
	Revolving Credit Facility	3,554,069	-	-	-	-	3,554,069	54,496
	Equity	-	-	-	-	-	-	-
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	1,110,563	(1,239,335)	-	7,335,821	(7,207,049)	-	-
	Preferred Equity Series A	-	-	-	1,600,000	(1,600,000)	-	-
	Preferred Equity Series AA	-	-	-	800,000	(800,000)	-	-
	Preferred Equity Series AAA	-	-	-	971,200	(971,200)	-	-
	Equity	-	-	-	-	-	-	-
Black Angus Steakhouses,LLC	Senior Secured First Lien Delayed Draw Term Loan	758,929	-	-	-	-	758,929	19,395
	Senior Secured First Lien Term Loan	5,047,557	-	-	(2,692,030)	-	2,355,527	-
	Senior Secured First Lien Super Priority DDTL	-	1,222,222	-	-	-	1,222,222	6,080
Caddo Investors Holdings 1 LLC	Equity	2,990,776		-	207,089	-	3,197,865	-
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	905,116	-	-	(775,814)	-	129,302	-
	Revolving Credit Facility	-	-	-	-	-	-	-
	Equity	-	-	-	-	-	-	-
JFL-NGS Partners, LLC	Preferred Equity A-2	1,795,034	(2,110,987)	-	-	315,953	-	(16,377)
	Preferred Equity A-1	232,292	-	-	-	(232,292)	-	(2,119)
	Equity	38,780,067	-	-	(4,468,605)	-	34,311,462	-
JFL-WCS Partners, LLC	Preferred Equity Class A	1,310,649	-	-	(19,792)	-	1,290,857	(53,623)
	Equity	4,535,580	-	-	773,357	-	5,308,937	-
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,051,705	-	-	-	-	2,051,705	(855)
	Senior Secured First Lien Delayed Draw Term Loan	515,699	(135,593)	-	-	-	380,106	(215)
	Equity	962,717	-	-	(936,252)	-	26,465	-
Path Medical, LLC	Senior Secured First Lien Term Loan	-	-	-	-	-	-	-
	Senior Secured First Lien Term Loan A	5,905,080	-	-	(112,197)	-	5,792,883	158,453
	Senior Secured First Lien Term Loan B	6,794,514	-	-	(4,474,930)	-	2,319,584	3,027
	Equity	-	-	-	-	-	-	-
	Warrants	-	-	-	-	-	-	-
URT Acquisition Holdings Corporation	Unsecured Debt	-	(41,660)	2,109,590	10,037	41,660	2,119,627	15,480
	Warrants	-	-	-	-	-	-	-
US Multifamily, LLC	Senior Secured First Lien Term Loan	5,123,913	(1,909,872)	-	-	-	3,214,041	122,422
	Equity	1,332,000	-	-	(401,377)	-	930,623	-
Total Affiliated Investments		$84,873,023	$(4,215,225)	$2,109,590	$(2,118,324)	$(10,452,928)	$70,196,136	$352,291

Controlled Investments
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	41,018,500	(39,739,930)		38,869,000	(40,147,570)	-	-
NVTN LLC	Senior Secured First Lien Term Loan	4,530,078	-	-	(492,065)	-	4,038,013	912
	Super Priority Senior Secured First Lien Term Loan	2,000,000	-	-	(140,000)	-	1,860,000	278
	Senior Secured First Lien Term Loan B	-	-	-	-	-	-	-
	Senior Secured First Lien Term Loan C	-	-	-	-	-	-	-
	Equity	-	-	-	-	-	-	-
Total Controlled Investments		$47,548,578	$(39,739,930)	$-	$38,236,935	$(40,147,570)	$5,898,013	$1,190

Note 3. Investments (continued)

Transactions With Affiliated/Controlled Companies (continued)

		Fair Value at	Purchases/ (Sales) of or	Transfers			Fair Value at
Name of Investment(3)	Type of Investment	September 30, 2019	Advances/ (Distributions)	In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	December 31, 2019	Income Earned
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$9,304,145	$168,923	$—	$—	$—	$9,473,068	$168,914
	Senior Secured First Lien Term Loan B	5,886,892	—	—	152,013	—	6,038,905	—
	Senior Secured First Lien Term Loan C	1,170,014	21,243	—	—	—	1,191,257	21,241
	Senior Secured First Lien Term Loan D	224,456	4,075	—	—	—	228,531	4,075
	Senior Secured First Lien Term Loan E	—	823,714	—	—	—	823,714	13,591
	Revolving Credit Facility	4,387,025	(1,006,173)	—	—	—	3,380,852	71,737
	Equity	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term
	Loan	2,509,089	—	—	63,960	—	2,573,049	—
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	—	—	—	—	—	—
	Preferred Equity Series AAA	(100,800)	—	—	—	—	(100,800)	—
	Equity	—	—	—	—	—	—	—
Caddo Investors Holdings 1 LLC	Equity	2,830,051	—	—	67,061	—	2,897,112	—
Dynamic Energy Services International LLC	Senior Secured First Lien Term
	Loan	1,264,841	—	—	50,778	—	1,315,619	—
	Revolving Credit Facility	545,103	(545,103)	—	—	—	—	6,692
	Equity	—	—	—	—	—	—	—
JFL-NGS Partners, LLC	Preferred Equity A-2	20,150,684	—	—	—	—	20,150,684	152,372
	Preferred Equity A-1	2,607,661	—	—	—	—	2,607,661	19,718
	Equity	19,096,371	—	—	9,161,124	—	28,257,495	—
JFL-WCS Partners, LLC	Preferred Equity Class A	1,236,269	—	—	—	—	1,236,269	18,696
	Equity	2,755,041	—	—	—	—	2,755,041	—
Kemmerer Operations, LLC	Senior Secured First Lien Term
	Loan	1,766,511	67,716	—	—	—	1,834,227	67,744
	Senior Secured First Lien Delayed Draw Term Loan	706,604	(245,569)	—	—	—	461,035	25,515
	Equity	962,717	—	—	—	—	962,717	—

Note 3. Investments (continued)

Transactions With Affiliated/Controlled Companies (continued)

		Fair Value at	Purchases/ (Sales) of or	Transfers			Fair Value at
Name of Investment(3)	Type of Investment	September 30, 2019	Advances/ (Distributions)	In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	December 31, 2019	Income Earned

Path Medical, LLC	Senior Secured First Lien Term Loan	8,845,167	312,180	—	(47,272)	—	9,110,075	312,230
	Senior Secured First Lien Term Loan A	3,047,473	98,384	—	(7,113)	—	3,138,744	98,400
	Senior Secured First Lien Term Loan C	344,291	(98,417)	—	48	—	245,922	9,045
	Equity	—	—	—	—	—	—	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	—	—	—	—	6,670,000	166,750
	Equity	3,330,000	—	—	—	—	3,330,000	—
Total Affiliated Investments		$99,539,605	$(399,027)	$—	$9,440,599	$—	$108,581,177	$1,156,720

Controlled Investments
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	69,948,970	—	—	(4,080,998)	—	65,867,972	1,837,500
NVTN LLC	Senior Secured First Lien Term Loan	4,255,990	—	—	—	—	4,255,990	63,526
	Senior Secured First Lien Term Loan B	7,152,352	—	—	(2,867,771)	—	4,284,581	—
	Senior Secured First Lien Term Loan C	—	—	—	—	—	—	—
	Equity	—	—	—	—	—	—	—
TPG Plastics LLC	Senior Secured Second Lien Term Loan	352,984	(352,984)	—	—	—	—	12,806
	Unsecured Debt	278,810	(278,810)	—	—	—	—	6,876
	Unsecured Debt	1,644,751	(1,630,312)	—	1,672,398	(1,686,837)	—	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term
	Loan	18,905,403	483,326	—	—	—	19,388,729	495,382
	Preferred Equity	4,914,667	—	—	(4,180,743)	—	733,924	—
	Equity	—	—	—	—	—	—	—
Total Controlled Investments		$107,453,927	$(1,778,780)	$—	$(9,457,114)	$(1,686,837)	$94,531,196	$2,416,090

(1)	The Company and GALIC were the members of MCC JV, a joint venture formed as a Delaware limited liability company that was not consolidated by either member for financial reporting purposes. The members of MCC JV made capital contributions as investments by MCC JV were completed, and all portfolio and other material decisions regarding MCC JV were submitted to MCC JV’s board of managers, which was comprised of an equal number of members appointed by each of the Company and GALIC. Approval of MCC JV’s board of managers required the unanimous approval of a quorum of the board of managers, with a quorum consisting of equal representation of members appointed by each of the Company and GALIC. Because management of MCC JV was shared equally between the Company and GALIC, the Company did not have operational control over the MCC JV for purposes of the 1940 Act or otherwise. On October 8, 2020, the Company, GALIC, MCC JV, and an affiliate of Golub entered into a Membership Interest Purchase Agreement pursuant to which a fund affiliated with and managed by Golub concurrently purchased all of the Company’s interest in the MCC JV and all of GALIC’s interest in the MCC JV.

(2)	Amount of income earned represented distributions from MCC JV to the Company and is a component of dividend income, net of provisional taxes in the Consolidated Statements of Operations.

(3)	The par amount and additional detail are shown in the Consolidated Schedule of Investments.

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the three months ended December 31, 2020 and 2019. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the three months ended December 31, 2020 and 2019.

Note 3. Investments (continued)

Loan Participation Sales

The Company may sell portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At December 31, 2020, there were no participation agreements outstanding. At September 30, 2020, there were two participation agreements outstanding with an aggregate fair value of $6.8 million. The transfer of the participated portion of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. In each case, the Company’s loan participation agreements satisfy the following conditions:

●	transferred investments have been isolated from the Company, and put presumptively beyond the reach of the Company and its creditors, even in bankruptcy or other receivership,

●	each participant has the right to pledge or exchange the transferred investments it received, and no condition both constrains the participant from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the Company; and

●	the Company, its consolidated affiliates or its agents do not maintain effective control over the transferred investments through either: (i) an agreement that entitles and/or obligates the Company to repurchase or redeem the assets before maturity, or (ii) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

Such investments where the Company has retained proportionate interests are included in the consolidated schedule of investments. All of these investments are classified within Level 3 of the fair value hierarchy, as defined in Note 4.

During the three months ended December 31, 2020 and 2019, the Company collected interest and principal payments on behalf of the participant in aggregate amounts of $0.0 million and $0.7 million, respectively. Under the terms of the participation agreements, the Company will collect and remit periodic payments to the participant equal to the participant’s proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

MCC Senior Loan Strategy JV I LLC

On March 27, 2015, the Company and GALIC entered into a limited liability company operating agreement to co-manage MCC JV. All portfolio and other material decisions regarding MCC JV were submitted to MCC JV’s board of managers, which was comprised of four members, two of whom were selected by the Company and the other two of whom were selected by GALIC. The Company concluded that it did not operationally control MCC JV. As the Company did not operationally control MCC JV, it did not consolidate the operations of MCC JV within the consolidated financial statements.

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

On April 20, 2020, the JV Facility was amended to (i) during each 12-month period during the amortization period permit the sale of investments below a price of 97% as long as the sale was approved by DB and the balance of all such investments sold is not greater than 30% of the adjusted balance of all loans as of the first date of each 12-month period and (ii) establish a target effective advance rate at various measurement dates during the amortization period. All principal collections were to be swept to amortize the amount outstanding under the JV Facility and interest collections were to be swept, as applicable, in order to meet the target effective advance rate for the applicable period.

On October 8, 2020, the Company, GALIC, MCC JV, and an affiliate of Golub entered into a Membership Interest Purchase Agreement pursuant to which a fund affiliated with and managed by Golub concurrently purchased all of the Company’s interest in the MCC JV and all of GALIC’s interest in the MCC JV for a pre-adjusted gross purchase price of $156.4 million and an adjusted gross purchase price (which constitutes the aggregate consideration for the membership interests) of $145.3 million (giving effect to adjustments primarily for principal and interest payments from portfolio companies of MCC JV from July 1, 2020 through October 7, 2020), resulting in net proceeds (before transaction expenses) of $41.0 million and $6.6 million for the Company and GALIC, respectively, on the terms and subject to the conditions set forth in the Membership Interest Purchase Agreement, including the representations, warranties, covenants and indemnities contained therein. In connection with the closing of the transaction on October 8, 2020, MCC JV repaid in full all outstanding borrowings under, and terminated, its senior secured revolving credit facility, dated as of August 4, 2015, as amended, administered by Deutsche Bank AG, New York Branch.

Note 3. Investments (continued)

MCC Senior Loan Strategy JV I LLC (continued)

Due to the sale transaction on October 8, 2020, the Company no longer held an investment in MCC JV at December 31, 2020. At September 30, 2020, MCC JV had total investments at fair value of $163.1 million. As of September 30, 2020, MCC JV’s portfolio was comprised of senior secured first lien term loans of 45 borrowers. As of September 30, 2020, certain investments in one portfolio company held by MCC JV were on non-accrual status.

Below is a summary of MCC JV’s portfolio, excluding equity investments, followed by a listing of the individual investments in MCC JV’s portfolio as of September 30, 2020:

September 30, 2020
Senior secured loans(1)	$182,514,110
Weighted average current interest rate on senior secured loans(2)	6.02%
Number of borrowers in MCC JV	45
Largest loan to a single borrower(1)	$10,653,501
Total of five largest loans to borrowers(1)	$39,191,213

(1)	At par value.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at par.

MCC JV Loan Portfolio as of September 30, 2020

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	$10,653,501	$10,653,501	$9,995,115	16.8%
				10,653,501	10,653,501	9,995,115

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	5,293,750	5,269,829	5,287,398	8.9%
				5,293,750	5,269,829	5,287,398

CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	1,340,389	1,336,046	1,274,308	2.1%
		Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	592,500	592,500	563,290	0.9%
				1,932,889	1,928,546	1,837,598

Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(1)	7/1/2026	4,950,187	4,909,373	4,435,496	7.4%
				4,950,187	4,909,373	4,435,496

CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	5,086,116	5,005,862	4,875,042	8.2%
				5,086,116	5,005,862	4,875,042

Note 3. Investments (continued)

MCC Senior Loan Strategy JV I LLC (continued)

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	10/10/2025	1,940,438	1,888,530	1,397,503	2.3%
				1,940,438	1,888,530	1,397,503

GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/1/2025	1,420,440	1,404,814	1,304,532	2.2%
				1,420,440	1,404,814	1,304,532

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	2,877,863	2,876,803	2,142,856	3.6%
				2,877,863	2,876,803	2,142,856

Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/23/2024	4,850,625	4,839,587	2,601,390	4.4%
				4,850,625	4,839,587	2,601,390

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/20/2023	4,069,771	4,069,771	3,968,027	6.7%
				4,069,771	4,069,771	3,968,027

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)(4)	6/30/2022	1,732,439	1,724,570	593,187	1.0%
				1,732,439	1,724,570	593,187

Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	4/26/2025	4,025,000	4,016,286	3,597,545	6.0%
				4,025,000	4,016,286	3,597,545

Infogroup, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	4/3/2023	4,825,000	4,804,770	4,224,770	7.1%
				4,825,000	4,804,770	4,224,770

Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	7/1/2026	2,722,500	2,708,089	2,513,684	4.2%
				2,722,500	2,708,089	2,513,684

Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/16/2025	2,626,629	2,616,715	1,337,742	2.2%
				2,626,629	2,616,715	1,337,742

IXS Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/5/2027	994,874	985,714	981,543	1.6%
				994,874	985,714	981,543

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	6,099,815	6,040,757	5,505,083	9.2%
				6,099,815	6,040,757	5,505,083

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	4,743,170	4,694,643	1,992,131	3.3%
				4,743,170	4,694,643	1,992,131

Note 3. Investments (continued)

MCC Senior Loan Strategy JV I LLC (continued)

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Liason Acquisition, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/20/2026	3,466,288	3,458,579	3,372,351	5.7%
				3,466,288	3,458,579	3,372,351

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	4,229,263	4,220,573	3,880,349	6.5%
				4,229,263	4,220,573	3,880,349

Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	2,998,542	2,998,542	2,875,002	4.8%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	608,958	608,958	583,869	1.0%
				3,607,500	3,607,500	3,458,871

Mileage Plus Holdings, LLC	Transportation: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/21/2027	4,401,819	4,407,746	4,475,769	7.5%
				4,401,819	4,407,746	4,475,769

NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/1/2025	2,943,223	2,932,700	2,755,445	4.6%
				2,943,223	2,932,700	2,755,445

Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	3/28/2025	4,143,750	4,130,394	3,630,754	6.1%
				4,143,750	4,130,394	3,630,754

Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(1)	6/22/2026	3,626,659	3,596,886	3,494,880	5.9%
				3,626,659	3,596,886	3,494,880

Patriot Rail Company LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	10/19/2026	1,741,250	1,711,104	1,730,454	2.9%
				1,741,250	1,711,104	1,730,454

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/19/2022	6,279,803	6,270,073	5,418,842	9.1%
				6,279,803	6,270,073	5,418,842

Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/3/2024	2,945,600	2,928,240	2,632,777	4.4%
				2,945,600	2,928,240	2,632,777

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor, 2% PIK)(1)(5)	11/30/2023	4,955,627	4,638,237	4,460,064	7.5%
		Class C Common Stock		1	—	—
				4,955,628	4,638,237	4,460,064

Note 3. Investments (continued)

MCC Senior Loan Strategy JV I LLC (continued)

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/5/2024	1,952,427	1,946,107	1,850,511	3.1%
				1,952,427	1,946,107	1,850,511

Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	4/2/2026	3,936,357	3,924,382	3,847,789	6.5%
				3,936,357	3,924,382	3,847,789

RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/29/2025	5,651,270	5,620,482	5,605,495	9.4%
				5,651,270	5,620,482	5,605,495

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	2/28/2022	2,533,036	2,518,601	2,343,058	3.9%
				2,533,036	2,518,601	2,343,058

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	9/1/2022	4,776,954	4,739,017	4,733,961	7.9%
		Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	9/1/2022	1,852,521	1,852,521	1,835,849	3.1%
				6,629,475	6,591,538	6,569,810

Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	7,304,819	7,283,042	7,255,877	12.2%
				7,304,819	7,283,042	7,255,877

Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	2/27/2022	3,447,500	3,447,500	3,358,899	5.6%
				3,447,500	3,447,500	3,358,899

Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/9/2023	2,905,253	2,891,007	2,229,200	3.7%
				2,905,253	2,891,007	2,229,200

The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	5/29/2025	5,896,552	5,844,063	5,071,034	8.5%
				5,896,552	5,844,063	5,071,034

ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	10/11/2024	2,627,704	2,620,849	2,585,136	4.3%
				2,627,704	2,620,849	2,585,136

Vero Parent, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/16/2024	3,875,924	3,856,982	3,813,522	6.4%
				3,875,924	3,856,982	3,813,522

Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	9/11/2026	945,350	937,295	912,358	1.5%
				945,350	937,295	912,358

Note 3. Investments (continued)

MCC Senior Loan Strategy JV I LLC (continued)

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Wheels Up Partners LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.55%, 1.00% LIBOR Floor)(1)	10/15/2021	1,509,917	1,497,761	1,509,917	2.5%
				1,509,917	1,497,761	1,509,917

Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	3/1/2026	6,550,249	6,505,809	4,864,216	8.2%
				6,550,249	6,505,809	4,864,216

Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	4/30/2026	2,942,820	2,920,082	2,834,231	4.8%
				2,942,820	2,920,082	2,834,231

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	2/12/2024	8,053,168	8,053,168	8,053,168	13.5%
				8,053,168	8,053,168	8,053,168

Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,566,500	2,566,500	2,528,002	4.3%
				2,566,500	2,566,500	2,528,002

Total Investments, September 30, 2020				$182,514,111	$181,365,360	$163,133,421	273.5%

(1)	Represents the annual current interest rate as of September 30, 2020. All interest rates are payable in cash, unless otherwise noted.
(2)	Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.
(3)	Percentage is based on MCC JV’s net assets of $59,617,800 as of September 30, 2020.
(4)	This investment was on non-accrual status as of September 30, 2020.
(5)	Par amount includes accumulated PIK interest and is net of repayments.

Note 3. Investments (continued)

MCC Senior Loan Strategy JV I LLC (continued)

Below is certain summarized financial Information for MCC JV as of September 30, 2020, and for the three months ended December 31, 2019:

September 30, 2020

Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (amortized cost of $181,365,360)	$163,133,421
Cash	6,055,178
Other assets	1,148,102
Total assets	$170,336,701

Line of credit (net of debt issuance costs of $1,574,115)	$109,745,367
Other liabilities	424,095
Interest payable	549,439
Total liabilities	110,718,901
Members’ capital	59,617,800
Total liabilities and members’ capital	$170,336,701

For the three months ended December 31,
2019
(unaudited)
Selected Consolidated Statement of Operations Information:
Total revenues	$4,786,854
Total expenses	(2,734,234)
Net unrealized appreciation/(depreciation)	(4,587,580)
Net realized gain/(loss)	(29,036)
Net income/(loss)	$(2,563,996)

Unconsolidated Significant Subsidiaries

The Company evaluated and determined that it had no significant subsidiaries as of December 31, 2020.

Note 4. Fair Value Measurements

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. Investments which are valued using NAV as a practical expedient are excluded from this hierarchy, and certain prior period amounts have been reclassified to conform to the current period presentation. The three levels are defined below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

●	Level 2 - Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

●	Level 3 - Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and are based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the Market or Income Approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, the Company continues to employ a valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value. During the three months ended December 31, 2020, none of our investments transferred in or out of Level 3.

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of December 31, 2020 (dollars in thousands):

	Fair Value Hierarchy as of December 31, 2020
	1	2	3
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$-	$88,059	$88,059
Senior Secured Second Lien Term Loans	-	927	6,660	7,587
Unsecured Debt	-	-	2,120	2,120
Equity/Warrants	386	-	58,191	58,577
Total	$386	$927	$155,030	$156,343
Investments measured at net asset value(1)				3,198
Total Investments, at fair value				$159,541

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

Note 4. Fair Value Measurements (continued)

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2020 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$106,463	$106,463
Senior Secured Second Lien Term Loans	—	—	13,927	13,927
Unsecured Debt	—	—	2,669	2,669
MCC Senior Loan Strategy JV I LLC(1)	—	—	41,019	41,019
Equity/Warrants	12,278	—	67,397	79,675
Total	$12,278	$—	$231,475	$243,753
Investments measured at net asset value(2)				2,991
Total Investments, at fair value				$246,744

(1)	MCC Senior Loan Strategy JV I LLC was sold on October 8, 2020 and as such fair value was measured as a Level 3 investment as of September 30, 2020. Previously fair value had been measured using NAV.
(2)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended December 31, 2020 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Unsecured Debt	MCC Senior Loan Strategy JV I LLC	Equities/ Warrants	Total
Balance as of September 30, 2020	$106,463	$13,927	$2,669	$41,019	$67,397	$231,475
Purchases and other adjustments to cost	1,294	-	42	-	-	1,336
Sales	(10,881)	(7,500)	(627)	(39,739)	(1,941)	(60,688)
Net realized gains/(losses) from investments	(7,207)	-	46	(40,148)	(3,288)	(50,597)
Net unrealized gains/(losses)	(1,610)	233	(10)	38,868	(3,977)	33,504
Balance as of December 31, 2020	$88,059	$6,660	$2,120	$-	$58,191	$155,030

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended December 31, 2019 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Unsecured Debt	Equities/ Warrants	Total
Balance as of September 30, 2019	$192,770	$36,508	$2,653	$78,329	$310,260
Purchases and other adjustments to cost	817	485	—	244	1,546
Originations	6,565	—	—	100	6,665
Sales	(186)	—	—	(1,630)	(1,816)
Settlements	(58,698)	(434)	(443)	(3,724)	(63,299)
Net realized gains/(losses) from investments	—	—	—	(1,687)	(1,687)
Net unrealized gains/(losses)	(1,952)	(838)		7,260	4,470
Balance as of December 31, 2019	$139,316	$35,721	$2,210	$78,892	$256,139

Net change in unrealized loss for the three months ended December 31, 2020 and 2019 included in earnings related to investments still held as of December 31, 2020 and 2019, was approximately $46.7 million and $1.7 million, respectively.

Note 4. Fair Value Measurements (continued)

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended December 31, 2020, none of our investments transferred in or out of Level 3. During the three months ended December 31, 2019, none of our investments transferred in or out of Level 3.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of December 31, 2020 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien Term Loans	$4,786	Enterprise Value Analysis	Revenue Multiple(1)	0.35x - 0.45x (0.40x)
Senior Secured First Lien Term Loans	3,214	Enterprise Value Analysis / Market Approach (Guideline Comparable)	Expected Proceeds / Capitalization Rate	$28.20 - $34.10 ($31.15)
Senior Secured First Lien Term Loans	6,547	Income Approach (DCF)	Market Yield	8.0% - 9.0% (8.5%)
Senior Secured First Lien Term Loans	8,575	Market Approach (DCF) / Market Approach (Guideline Comparable)	Market Yield	6.94% -9.00% (7.22%)
Senior Secured First Lien Term Loans	64,937	Market Approach / Market Approach (Guideline Comparable)	EBITDA Multiple (1) / NFY+1 EBITDA / Revenue Multiple (1)	0.15x - 10.25x (5.98x)

Senior Secured Second Lien Term Loans	2,448	Income Approach (DCF)	Market Yield	9.55% - 10.05% (9.80%)
Senior Secured Second Lien Term Loans	4,212	Market Approach (Guideline Comparable)/Income Approach (DCF)	EBITDA Multiple(1), Discount Rate	6.0x - 7.0x (6.5x)

Unsecured Debt	2,120	Market Approach (Guideline Comparable)	Market Yield	11.75% - 12.25% (12.00%)

Equity/Warrants	2,024	Enterprise Value Analysis	EBITDA Multiple (1)/EV Range/Revenue Multiple (1)	0.35x - 8.00x (7.00x)
Equity/Warrants	931	Enterprise Value Analysis / Market Approach (Guideline Comparable)	Expected Proceeds / Capitalization Rate	$39.80 - $54.10 ($46.95)
Equity/Warrants	55,236	Market Approach / Market Approach (Guideline Comparable)	EBITDA Multiple (1) / Revenue Multiple (1)	1.75x - 10.25x (9.21x)
Total	$155,030

(1)	Represents inputs used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

Note 4. Fair Value Measurements (continued)

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2020 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien Term Loans	$50,135	Income Approach (DCF)	Market yield	7.52% - 15.27% (10.34%)
Senior Secured First Lien Term Loans	55,856	Market Approach (Guideline	Revenue Multiple(1)	0.25x - 0.25x (0.49x)
		Comparable)/Income	EBITDA Multiple(1)	2.50x - 8.50x (5.73x)
		Approach (DCF)/ Enterprise Value	Capitalization rate	5.50x - 5.50x (5.50x)
		Analysis	Discount rate	17.90% - 17.90% (17.90%)
			Expected Proceeds	$8.25 - $52.00 ($45.65)
Senior Secured First Lien Term Loans	472	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Senior Secured Second Lien Term Loan	9,978	Income Approach (DCF)	Market yield	12.01% - 14.82% (14.01%)
Senior Secured Second Lien Term Loans	3,949	Market Approach (Guideline	EBITDA Multiple(1)	8.00x - 8.00x (8.00x)
		Comparable)/Income Approach	Discount Rate	21.00% - 21.00% (21.00%)
		(DCF)
Unsecured Debt	-	Market Approach (Guideline Comparable)	EBITDA Multiple(1)	2.50x - 4.50x (3.50x)
Unsecured Debt	2,669	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
MCC Senior Loan Strategy JV I LLC	41,019	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Equity	63,468	Market Approach (Guideline	Revenue Multiple(1)	0.50x - 0.88x (0.69x)
		Comparable)/ Income	EBITDA Multiple(1)	2.50x - 9.50x (8.25x)
		Approach (DCF)/Enterprise Value	Capitalization rate	5.50% - 5.50% (5.50%)
		Analysis	Discount rate	14.50% - 14.50% (14.50%)
			Expected Proceeds	$8.25 - $52.00 ($38.00)
Equity	3,929	Income Approach (DCF)	Market Yield	15.40% - 15.40% (15.40%)
Total	$231,475

(1)	Represents inputs used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

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

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks through calendar year ended 2022. The Earnout and AMI were initially recorded with an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of December 31, 2020 and September 30, 2020, the Company deemed the contingent consideration to be uncollectible, and, as such, placed a full reserve against its fair value.

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

As of December 31, 2020, the Company’s asset coverage was 286.7% after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

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

The Company’s outstanding debt as of December 31, 2020 and September 30, 2020 was as follows (dollars in thousands):

	December 31, 2020				September 30, 2020
	Aggregate				Aggregate
	Principal	Principal			Principal	Principal
	Amount	Amount	Carrying	Fair	Amount	Amount	Carrying	Fair
	Available	Outstanding	Value	Value	Available	Outstanding	Value	Value
2021 Notes	$-	$-	$-	$-	$74,013	$74,013	$73,803	$73,095
2023 Notes	77,847	77,847	77,228	77,691	77,847	77,847	77,158	72,460
Total	$77,847	$77,847	$77,228	$77,691	$151,860	$151,860	$150,961	$145,555

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

On October 21, 2020, the Company caused notices to be issued to the holders of the 2021 Notes regarding the Company’s exercise of its option to redeem, in whole, the issued and outstanding 2021 Notes, pursuant to Section 1104 of the Indenture dated as of February 7, 2012, between the Company and U.S. Bank National Association, as trustee, and Section 101(h) of the Third Supplemental Indenture dated as of December 17, 2015. The Company redeemed $74,012,825 in aggregate principal amount of the issued and outstanding 2021 Notes on November 20, 2020 (the “Redemption Date”). The 2021 Notes were redeemed at 100% of their principal amount ($25 per 2021 Note), plus the accrued and unpaid interest thereon from October 31, 2020, through, but excluding, the Redemption Date. The Company funded the redemption of the 2021 Notes with cash on hand.

2023 Notes

On March 18, 2013, the Company issued $60.0 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes,” and together with the 2021 Notes, the “U.S. Notes”). On March 26, 2013, the Company closed an additional $3.5 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes. As of March 30, 2016, the 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option. The 2023 Notes bear interest at a rate of 6.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2013.

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

Note 5. Borrowings (continued)

Unsecured Notes (continued)

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

On December 21, 2020, the Company announced that it completed the application process for and was authorized to transfer the listing of the 2023 Notes to the NASDAQ Global Market. The listing and trading of the 2023 Notes on the NYSE ceased at the close of trading on December 31, 2020. Effective January 4, 2021, the 2023 Notes began trading on the NASDAQ Global Market under the trading symbol “PFXNL.”

Secured Notes

Israeli Notes

On January 26, 2018, the Company priced a debt offering in Israel of $121.3 million of Israeli Notes (as defined below). The Israeli Notes were listed on the TASE and denominated in New Israeli Shekels, but linked to the US Dollar at a fixed exchange rate which mitigates any currency exposure to the Company.

Note 5. Borrowings (continued)

Secured Notes (continued)

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

On December 31, 2019, in addition to the scheduled 12.5% quarterly amortization payment, the Company used proceeds from its principal repayments in assets held by PhenixFIN SLF and PhenixFIN Small Business Fund to pre-pay an additional $19.1 million of the Israeli Notes. The pre-payment was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.9 million and was recorded on the Consolidated Statements of Operations as a net loss on extinguishment of debt.

On March 31, 2020, in addition to the scheduled 12.5% quarterly amortization payment, the Company used proceeds from its principal repayments in assets held by PhenixFIN SLF and PhenixFIN Small Business Fund to pre-pay an additional $19.8 million of the Israeli Notes. The pre-payment was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.9 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

On April 14, 2020, the Company repaid the remaining $21.1 million of Israeli Notes outstanding, and as such is no longer subject to any covenants relating thereto. The Israeli Notes were redeemed at 100% of their principal amount, plus the accrued interest thereon, through April 14, 2020.

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of December 31, 2020 and September 30, 2020, the Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As of December 31, 2020 and September 30, 2020, debt issuance costs related to the Notes were as follows (dollars in thousands):

	December 31, 2020		September 30, 2020
	2023		2021	2023
	Notes	Total	Notes	Notes	Total
Total Debt Issuance Costs	$3,102	$3,102	$3,226	$3,102	$6,328
Amortized Debt Issuance Costs	2,483	2,483	3,016	2,406	5,422
Unamortized Debt Issuance Costs	$619	$619	$210	$696	$906

For the three months ended December 31, 2020 and 2019, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the three months ended December 31,
	2020	2019
2021 Notes interest	668	1,203
2023 Notes interest	1,192	1,192
2023 Notes premium	-	(1)
Israeli Notes interest	-	1,499
Amortization of debt issuance costs	158	1,251
Total	$2,018	$5,144
Weighted average stated interest rate	6.8%	6.4%
Weighted average outstanding balance	$118,513	$241,769

Note 5. Borrowings (continued)

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

SBIC LP’s management submitted an orderly wind-down plan to the SBA to prepay the remaining $135.0 million of outstanding SBA Debentures using available cash at SBIC LP as well as the sale of assets to third parties or affiliates of SBIC LP. On March 28, 2019, SBIC LP agreed and made a repayment of $50.0 million of outstanding SBA Debentures by April 3, 2019 using available cash at SBIC LP and the cure period was extended to April 19, 2019. On April 18, 2019, SBIC LP agreed and made a repayment of $20.0 million of outstanding SBA Debentures on April 23, 2019 and an additional $30.0 million of outstanding SBA Debentures on April 30, 2019 using proceeds from the sale of certain assets and the cure period was extended to May 10, 2019. On May 10, 2019, SBIC LP made the final repayment of the remaining $35.0 million of outstanding SBA Debentures using proceeds from the sale of certain assets. In connection therewith, effective July 1, 2019, SBIC LP surrendered its SBIC license. It currently operates as PhenixFIN Small Business Fund.

The $135.0 million in aggregate repayments made in connection with the orderly wind-down plan was accounted for as debt extinguishments in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a cumulative realized loss of $1.8 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

As of December 31, 2020 and September 30, 2020, PhenixFIN Small Business Fund did not have any SBA Debentures outstanding.

Note 6. Agreements

Investment Management Agreement

We had entered into an investment management agreement with MCC Advisors (the “Investment Management Agreement”). Mr. Brook Taube, our Chairman and Chief Executive Officer through December 31, 2020 and one of our directors through January 21, 2021, is a managing partner and senior portfolio manager of MCC Advisors, and Mr. Seth Taube, one of our directors through January 21, 2021, is a managing partner of MCC Advisors.

Under the terms of the Investment Management Agreement, MCC Advisors:

●	determined the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

●	identified, evaluated and negotiated the structure of the investments we made (including performing due diligence on our prospective portfolio companies); and

●	executed, closed, monitored and administered the investments we made, including the exercise of any voting or consent rights.

MCC Advisors’ services under the Investment Management Agreement were not exclusive, and it was free to furnish similar services to other entities so long as its services to us were not impaired.

Pursuant to the Investment Management Agreement, we paid MCC Advisors a fee for investment advisory and management services consisting of a base management fee and a two-part incentive fee.

On December 3, 2015, MCC Advisors recommended and, in consultation with the Board, agreed to reduce fees under the Investment Management Agreement. Beginning January 1, 2016, the base management fee was reduced to 1.50% on gross assets above $1 billion. In addition, MCC Advisors reduced its incentive fee from 20% on pre-incentive fee net investment income over an 8% hurdle, to 17.5% on pre-incentive fee net investment income over a 6% hurdle. Moreover, the revised incentive fee includes a netting mechanism and is subject to a rolling three-year look back from January 1, 2016 forward. Under no circumstances would the new fee structure result in higher fees to MCC Advisors than fees under the prior investment management agreement.

The following discussion of our base management fee and two-part incentive fee reflect the terms of the fee waiver agreement executed by MCC Advisors on February 8, 2016 (the “Fee Waiver Agreement”). The terms of the Fee Waiver Agreement were effective as of January 1, 2016 and were a permanent reduction in the base management fee and incentive fee on net investment income payable to MCC Advisors for the investment advisory and management services it provided under the Investment Management Agreement. The Fee Waiver Agreement did not change the second component of the incentive fee, which was the incentive fee on capital gains.

On January 15, 2020, the Company’s board of directors, including all of the independent directors, approved the renewal of the Investment Management Agreement through the later of April 1, 2020 or so long as the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra (the “Amended MCC Merger Agreement”) was in effect, but no longer than a year; provided that, if the Amended MCC Merger Agreement was terminated by Sierra, then the termination of the Investment Management Agreement would be effective on the 30th day following receipt of Sierra’s notice of termination to the Company. On May 1, 2020, the Company received a notice of termination of the Amended MCC Merger Agreement from Sierra. Under the Amended MCC Merger Agreement, either party was permitted, subject to certain conditions, to terminate the Amended MCC Merger Agreement if the merger was not consummated by March 31, 2020. Sierra elected to do so on May 1, 2020. As result of the termination by Sierra of the Amended MCC Merger Agreement on May 1, 2020, the Investment Management Agreement would have been terminated effective as of May 31, 2020. On May 21, 2020, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through the end of the then-current quarter, June 30, 2020. On June 15, 2020, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through the end of the then-current quarter, September 30, 2020. On September 29, 2020, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through December 31, 2020.

On November 18, 2020, the Board approved the adoption of an internalized management structure effective January 1, 2021. The new management structure replaces the current Investment Management and Administration Agreements with MCC Advisors LLC, which expired on December 31, 2020. To lead the internalized management team, the Board approved the appointment of David Lorber, who had served as an independent director of the Company since April 2019, as interim Chief Executive Officer, and Ellida McMillan as Chief Financial Officer of the Company, each effective January 1, 2021. In connection with his appointment, Mr. Lorber stepped down from the Compensation Committee of the Board, the Nominating and Corporate Governance Committee of the Board, and the Special Committee of the Board.

Base Management Fee

Through December 31, 2020, for providing investment advisory and management services to us, MCC Advisors received a base management fee. The base management fee was calculated at an annual rate of 1.75% (0.4375% per quarter) of up to $1.0 billion of the Company’s gross assets and 1.50% (0.375% per quarter) of any amounts over $1.0 billion of the Company’s gross assets and was payable quarterly in arrears. The base management fee was calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters.

Note 6. Agreements (continued)

Incentive Fee

Through December 31, 2020, the incentive fee had two components, as follows:

Incentive Fee Based on Income

The first component of the incentive fee was payable quarterly in arrears and was based on our pre-incentive fee net investment income earned during the calendar quarter for which the incentive fee was being calculated. MCC Advisors was entitled to receive the incentive fee on net investment income from us if our Ordinary Income (as defined below) exceeded a quarterly “hurdle rate” of 1.5%. The hurdle amount was calculated after making appropriate adjustments to the Company’s net assets, as determined as of the beginning of each applicable calendar quarter, in order to account for any capital raising or other capital actions as a result of any issuances by the Company of its common stock (including issuances pursuant to our dividend reinvestment plan), any repurchase by the Company of its own common stock, and any dividends paid by the Company, each as may have occurred during the relevant quarter.

Beginning with the calendar quarter that commenced on January 1, 2016, the incentive fee on net investment income was determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted as described below, from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since January 1, 2016). We refer to such period as the “Trailing Twelve Quarters.”

The hurdle amount for the incentive fee on net investment income was determined on a quarterly basis and was equal to 1.5% multiplied by the Company’s net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount was calculated after making appropriate adjustments to the Company’s net assets, as determined as of the beginning of each applicable calendar quarter, in order to account for any capital raising or other capital actions as a result of any issuances by the Company of its common stock (including issuances pursuant to our dividend reinvestment plan), any repurchase by the Company of its own common stock, and any dividends paid by the Company, each as may have occurred during the relevant quarter. The incentive fee for any partial period was to be appropriately pro-rated. Any incentive fee on net investment income was to be paid to MCC Advisors on a quarterly basis and was to be based on the amount by which (A) aggregate net investment income (“Ordinary Income”) in respect of the relevant Trailing Twelve Quarters exceeded (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.” For the avoidance of doubt, Ordinary Income was net of all fees and expenses, including the reduced base management fee but excluding any incentive fee on Pre-Incentive Fee net investment income or on the Company’s capital gains.

Determination of Quarterly Incentive Fee Based on Income

The incentive fee on net investment income for each quarter was determined as follows:

●	No incentive fee on net investment income was payable to MCC Advisors for any calendar quarter for which there was no Excess Income Amount;

●	100% of the Ordinary Income, if any, that exceeded the hurdle amount, but was less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 1.8182% multiplied by the Company’s net assets at the beginning of each applicable calendar quarter, as adjusted as noted above, comprising the relevant Trailing Twelve Quarters was included in the calculation of the incentive fee on net investment income; and

●	17.5% of the Ordinary Income that exceeds the Catch-up Amount was included in the calculation of the incentive fee on net investment income.

The amount of the incentive fee on net investment income that was to be paid to MCC Advisors for a particular quarter would equal the excess of the incentive fee so calculated minus the aggregate incentive fees on net investment income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters but not in excess of the Incentive Fee Cap (as described below).

The incentive fee on net investment income that was paid to MCC Advisors for a particular quarter was subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap for any quarter was an amount equal to (a) 17.5% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters minus (b) the aggregate incentive fees on net investment income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters.

Note 6. Agreements (continued)

Incentive Fee (continued)

“Cumulative Net Return” means (x) the Ordinary Income in respect of the relevant Trailing Twelve Quarters minus (y) any Net Capital Loss (as described below), if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap was zero or a negative value, the Company would pay no incentive fee on net investment income to MCC Advisors for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter was a positive value but was less than the incentive fee on net investment income that was payable to MCC Advisors for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company would pay an incentive fee on net investment income to MCC Advisors equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter was equal to or greater than the incentive fee on net investment income that was payable to MCC Advisors for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company would pay an incentive fee on net investment income to MCC Advisors, calculated as described above, for such quarter without regard to the Incentive Fee Cap.

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

Dilution to the Company’s net assets due to capital raising was calculated, in the case of issuances of common stock, as the amount by which the net asset value per share was adjusted over the transaction price per share, multiplied by the number of shares issued. Accretion to the Company’s net assets due to capital raising was calculated, in the case of issuances of common stock (including issuances pursuant to our dividend reinvestment plan), as the excess of the transaction price per share over the amount by which the net asset value per share was adjusted, multiplied by the number of shares issued. Accretion to the Company’s net assets due to other capital action was calculated, in the case of repurchases by the Company of its own common stock, as the excess of the amount by which the net asset value per share was adjusted over the transaction price per share multiplied by the number of shares repurchased by the Company.

Incentive Fee Based on Capital Gains

The second component of the incentive fee was determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement as of the termination date) and equaled 20.0% of our cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the investment adviser.

Under GAAP, the Company calculated the second component of the incentive fee as if the Company had realized all assets at their fair values as of the reporting date. Accordingly, when applicable, the Company accrued a provisional capital gains incentive fee taking into account any unrealized gains or losses. As the provisional capital gains incentive fee was subject to the performance of investments until there was a realization event, the amount of the provisional capital gains incentive fee accrued at a reporting date may have varied from the capital gains incentive that was ultimately realized and the differences could have been material.

For the three months ended December 31, 2020 and 2019, the Company incurred base management fees to MCC Advisors of $1.1 million and $2.0 million, respectively.

The incentive fees shown in the Consolidated Statements of Operations were calculated using the fee structure set forth in the Investment Management Agreement, and then adjusted to reflect the terms of the Fee Waiver Agreement. Pursuant to the Investment Management Agreement, pre-incentive fee net investment income was compared to a hurdle rate of 2.0% of the net asset value at the beginning of the period and was calculated as follows:

1)	No incentive fee was recorded during the quarter in which our pre-incentive fee net investment income did not exceed the hurdle rate;

2)	100% of pre-incentive fee net investment income that exceeded the hurdle rate but was less than 2.5% in the quarter; and

3)	20.0% of the amount of pre-incentive fee net investment income, if any, that exceeded 2.5% of the hurdle rate.

Note 6. Agreements (continued)

Incentive Fee (continued)

For purposes of implementing the fee waiver under the Fee Waiver Agreement, we calculated the incentive fee based upon the formula that existed under the Investment Management Agreement, and then applied the terms of waiver set forth in the Fee Waiver Agreement, if applicable.

For the three months ended December 31, 2020 and 2019, the Company did not incur any incentive fees on net investment income because pre-incentive fee net investment income did not exceed the hurdle amount under the formula set forth in the Investment Management Agreement.

As of December 31, 2020 and September 30, 2020, $1.1 million and $1.4 million, respectively, were included in “management and incentive fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to the administration agreement, MCC Advisors furnished us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimbursed MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. From time to time, our administrator was able to pay amounts owed by us to third-party service providers and we would subsequently reimburse our administrator for such amounts paid on our behalf. For the three months ended December 31, 2020 and 2019, we incurred $0.5 million and $0.6 million, respectively in administrator expenses.

As of December 31, 2020 and September 30, 2020, $0.5 million and $0.2 million, respectively, were included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services (“U.S. Bancorp”). The administration agreement with MCC Advisors terminated by its terms on December 31, 2020.

Expense Support Agreement

On June 12, 2020, the Company entered into an expense support agreement (the “Expense Support Agreement”) with MCC Advisors and Medley LLC, pursuant to which MCC Advisors and Medley LLC agreed (jointly and severally) to cap the management fee and all of the Company’s other operating expenses (except interest expenses, certain extraordinary strategic transaction expenses and other expenses approved by the Special Committee (as defined in Note 10)) at $667,000 per month (the “Cap”). Under the Expense Support Agreement, the Cap became effective on June 1, 2020 and expires on September 30, 2020. On September 29, 2020, the board of directors, including all of the independent directors, extended the term of the Expense Support Agreement through the end of quarter ending December 31, 2020. The Expense Support Agreement expired by its terms at the close of business on December 31, 2020, in connection with the adoption of the internalized management structure by the board of directors.

Note 7. Related Party Transactions

Due to Affiliate

Due to affiliate consists of certain general and administrative expenses paid by an affiliate on behalf of the Company.

Other Related Party Transactions

Opportunities for co-investments may arise when an affiliated investment adviser becomes aware of investment opportunities that may be appropriate for the Company, other clients, or affiliated funds. On November 25, 2013, the Company obtained an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley, LLC or an investment adviser controlled by Medley, LLC in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors (the “Prior Exemptive Order”). On March 29, 2017, the Company, MCC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the “Exemptive Order”) that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder. On October 4, 2017, the Company, MCC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “Current Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly or majority owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. Co-investment under the Current Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the board of directors determines that it would be in the Company’s best interest to participate in the transaction. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them. The Company does not expect to avail itself of the current exemptive order, given the internalization and termination of the Investment Management Agreement.

Note 8. Commitments

Guarantees

The Company has a guarantee to issue up to $5.7 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of December 31, 2020 and September 30, 2020, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

Insurance Reimbursements Related to Professional Fees

The Company has received insurance proceeds during fiscal year 2021 under its insurance policy relating to the legal expenses associated with the dismissed stockholder class action, captioned as FrontFour Capital Group LLC, et al. v Brook Taube et al. During the three months ended December 31, 2020, the Company received $0.9 million of insurance proceeds. The reimbursements have been recorded as an offset or reduction in professional fees and expenses on the Consolidated Statements of Operations.

Unfunded commitments

As of December 31, 2020 and September 30, 2020, we had commitments under loan and financing agreements to fund up to $4.8 million to six portfolio companies and $3.9 million to five portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2020 and September 30, 2020 is shown in the table below (dollars in thousands):

	December 31, 2020	September 30, 2020
Redwood Services Group, LLC - Revolver	$1,575	$1,050
1888 Industrial Services, LLC - Revolver	1,078	1,078
Kemmerer Operations, LLC - Delayed Draw Term Loan	908	908
NVTN LLC - Super Priority DDTL	500	500
Black Angus Steakhouses, LLC - Super Priority DDTL	444	-
NVTN LLC - DDTL	220	220
DataOnline Corp. - Revolver	107	179
Total unfunded commitments	$4,832	$3,935

Note 9. Fee Income

Fee income consists of origination/closing fees, amendment fees, prepayment penalty and other miscellaneous fees which are non-recurring in nature, as well as administrative agent fees, which are recurring in nature. The following table summarizes the Company’s fee income for the three months ended December 31, 2020 and 2019 (dollars in thousands):

	For the three months ended December 31,
	2020	2019
Administrative agent fee	$304	$56
Prepayment fee	-	139
Amendment fee	26	2
Other fees	11	-
Origination fee	-	87
Fee income	$341	$284

Note 10. Directors Fees

The Company’s independent directors each receive an annual fee of $90,000. They also receive $3,000, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, and $2,500, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Audit Committee, Nominating and Corporate Governance Committee, Transition Committee and Compensation Committee meeting. The chair of the Audit Committee receives an annual fee of $25,000 and the chair of the Nominating and Corporate Governance Committee and the Compensation Committee receives an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the Audit Committee receive an annual fee of $12,500, and other members of the Nominating and Corporate Governance Committee and the Compensation Committee receive an annual fee of $6,000. On January 4, 2021, the board of directors approved a revised compensation structure for independent directors’ fees. Please see Note 14 for more information.

On January 26, 2018, the board of directors established the special committee of the Board, comprised solely of directors who are not “interested persons” of the Company as such term is defined in Section 2(a)(19) of the 1940 Act (the “Special Committee”), for the purpose of assessing the merits of various proposed strategic transactions. As compensation for serving on the Special Committee, each independent director received a one-time retainer of $25,000 plus reimbursement of out-of-pocket expenses, consistent with the Company’s policies for reimbursement of members of the board of directors. In addition, the chairman of the Special Committee received a monthly fee of $15,000 and other members received a monthly fee of $10,000. The Special Committee is no longer active.

No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended December 31, 2020 and 2019, we accrued $0.3 million and $0.3 million, respectively for directors’ fees expense.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of December 31, 2020.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three months ended December 31, 2020 and 2019 (dollars in thousands, except share and per share amounts):

	For the three months ended December 31,
	2020	2019
Basic and diluted:
Net increase/(decrease) in net assets from operations	$(6,438)	$4,170
Weighted average common shares outstanding	2,723,709	2,723,709	(1)
Earnings per common share-basic and diluted	$(2.36)	$1.53	(1)

(1)	Basic and diluted shares has been adjusted for 2019 to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis, as described in Note 1.

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended December 31, 2020 and 2019:

	For the Three Months Ended December 31,
	2020	2019
Per share data (1)(12)
Net Asset Value per share at Beginning of Period	$55.30	$79.40
		-
Net Investment Income/(Loss)(2)	3.06	1.20
Net Realized Gain/(Loss) on Investments	(17.15)	(0.60)
Net Unrealized Gain/(Loss) on Investments	11.77	1.40
Loss on extinguishment of debt	(0.04)	(0.40)
Net Increase/(Decrease) in Net Assets	(2.36)	1.60

Distributions from Net Investment Income	-	-
Net Asset Value per share at End of Period	$52.94	$81.00

Net Assets at End of Period	144,181,666	$220,602,363
Shares Outstanding at End of Period	2,723,709	2,723,709

Per share market value at end of period	$28.31	$43.60
Total return based on market value(3)	58.78%	(15.83)%
Total return based on net asset value(4)	(4.27%)	2.01%
Portfolio turnover rate(5)	2.61%	7.16%

The following is a schedule of ratios and supplemental data for the three months ended December 31, 2020 and 2019:

Ratios:
Ratio of net investment/(loss) income to average net assets after waivers, discounts and reimbursements(5)(6)	22.56%	5.08%
Ratio of total expenses to average net assets after waivers, discounts and reimbursements(5)(6)	12.11%	7.30%
Ratio of incentive fees to average net assets after waivers(6)	0.00%	0.00%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(5)(6)(10)	12.11%	7.30%
Percentage of non-recurring fee income(7)	2.67%	3.01%
Average debt outstanding(8)	118,513,187	241,769,393
Average debt outstanding per common share	43.51	88.80
Asset coverage ratio per unit(9)	2,867	2,061
Total Debt Outstanding(11)
2021 Notes	-	73,330,392
2023 Notes	77,227,633	76,950,939
Israeli Notes	-	54,181,781

Average market value per unit:
2021 Notes	N/A	24.72
2023 Notes	23.98	23.74
Israeli Notes	N/A	248.06

(1)	Table may not foot due to rounding.

(2)	Net investment income/(loss) excluding management and incentive fee waivers, discounts and reimbursements based on total weighted average common stock outstanding equals $3.06 and $(0.92) per share for the three months ended December 31, 2020 and 2019 respectively.

(3)	Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.

Note 12. Financial Highlights (continued)

(4)	Total return is historical and assumes changes in NAV, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.

(5)	Ratios are annualized during interim periods.

(6)	For the three months ended December 31, 2020, prior to the effect of Expense Support Agreement, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is 22.42%, 9.75%, 0.00%, and 12.04%, respectively. For the three months ended December 31, 2019, excluding management and incentive fee waivers, discounts and reimbursements, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is (5.48)%, 21.85%, 0.00%, and 21.85%, respectively.

(7)	Represents the impact of the non-recurring fees as a percentage of total investment income.

(8)	Based on daily weighted average carrying value of debt outstanding during the period.

(9)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of December 31, 2020, the Company’s asset coverage was 286.7% after giving effect to leverage and therefore the Company’s asset coverage was above 200%, the minimum asset coverage requirement under the 1940 Act.

(10)	Excludes incentive fees.

(11)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.

(12)	Per share data for the three months ended December 31, 2019 has been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis, as described in Note 1.

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

The Company did not make any distributions during the three months ended December 31, 2020 and 2019.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items disclosed herein, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended December 31, 2020.

On January 4, 2021, the Board of Directors approved changes to the compensation structure for its independent directors.  Under the new structure, during calendar year 2021, each of the independent directors will be paid an annual retainer of $100,000.  In addition, the lead independent director will receive an annual retainer of $30,000; the chair of the Audit Committee will receive an annual retainer of $25,000, and each of its other members will receive an annual retainer of $12,500; and the chairs of the Nominating and Corporate Governance Committee and of the Compensation Committee will receive an annual retainer of $15,000, and each of the other members of these committees will receive annual retainers of $8,000.  Directors will also be paid a fee of $3,000 for each board meeting and $2,500 for each committee meeting that they attend.

On January 11, 2021, the Company announced that the Board of Directors approved a share repurchase program authorizing up to $15 million in share repurchases. Under the share repurchase program, the Company is authorized to repurchase from time to time its common stock in open market or other transactions, subject to applicable regulatory requirements. The timing and number of shares to be repurchased will be determined by the Company, based on its evaluation of market and business conditions, share price, and other factors. The share repurchase program does not obligate the Company to repurchase any specific number of common shares, and may be discontinued at any time.

Effective as of January 21, 2021, Brook and Seth Taube, who are associated with MCC Advisors, submitted their resignations as directors of the Board of Directors of the Company. Messrs. Taube’s resignations were not the result of any disagreement with the Company on any matter relating to the operations, policies or practices of the Company. The Board of Directors has determined not to fill the resulting vacancies at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q.

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to PhenixFIN Corporation (f/k/a Medley Capital Corporation).

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes in the value of our assets;

●	the impact of increased competition;

●	the impact of future acquisitions and divestitures;

●	our business prospects and the prospects of our portfolio companies;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us;

●	our contractual arrangements and relationships with third parties;

●	any future financings by us;

●	fluctuations in foreign currency exchange rates;

●	the impact of changes to tax legislation and, generally, our tax position;

●	the unfavorable resolution of legal proceedings;

●	uncertainties associated with the impact from the COVID-19 pandemic: including its impact on the global and U.S. capital markets and the global and U.S. economy; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the operational and financial performance of our portfolio companies, including our and their ability to achieve their respective objectives; and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business; and

●	risks and uncertainties relating to the possibility that the Company may explore strategic alternatives, including, but are not limited to: the timing, benefits and outcome of any exploration of strategic alternatives by the Company; potential disruptions in the Company’s business and stock price as a result of our exploration of any strategic alternatives; the ability to realize anticipated efficiencies, or strategic or financial benefits; potential transaction costs and risks; and the risk that any exploration of strategic alternatives may have an adverse effect on our existing business arrangements or relationships, including our ability to retain or hire key personnel. There is no assurance that any exploration of strategic alternatives will result in a transaction or other strategic change or outcome.

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

COVID-19 Developments

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic, and, on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, restricting travel, and temporarily closing or limiting capacity at many corporate offices, retail stores, restaurants, fitness clubs and manufacturing facilities and factories in affected jurisdictions. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak has had and could continue to have an adverse impact on economic and market conditions and trigger a period of global economic slowdown.

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the rapid development and fluidity of this situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, shareholder support, and, as appropriate, accessing their ability to participate in the government Paycheck Protection Program. The Company’s performance was negatively impacted during the the pandemic. The longer-term impact of COVID-19 on the operations and the performance of the Company (including certain portfolio companies) is difficult to predict, but may also be adverse. The longer-term potential impact on such operations and performance could depend to a large extent on future developments and actions taken by authorities and other entities to contain COVID-19 and its economic impact. The impacts, as well as the uncertainty over impacts to come, of COVID-19 have adversely affected the performance of the Company (including certain portfolio companies) and may continue to do so in the future. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

We have evaluated subsequent events from December 31, 2020 through February 16, 2020, the filing date of this quarterly report on Form 10-Q. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period end December 31, 2020, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of December 31, 2020, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed our December 31, 2020 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The longer-term impact of COVID-19 on the operations and the performance of the Company (including certain portfolio companies) is difficult to predict, but may also be adverse. The longer-term potential impact on such operations and performance could depend to a large extent on future developments and actions taken by authorities and other entities to contain COVID-19 and its economic impact. The impacts, as well as the uncertainty over impacts to come, of COVID-19 have adversely affected the performance of the Company and may continue to do so in the future.

Overview

We are a non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, we have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. Through the end of the quarter, December 31, 2020, we were an externally managed company. On November 18, 2020, the board of directors of the Company approved the adoption of an internalized management structure, effective January 1, 2021.

We commenced operations and completed our initial public offering on January 20, 2011. Our activities are managed by our senior professionals and are supervised by our board of directors, of which a majority of the members are independent of us.

The Company’s investment objective is to generate current income and capital appreciation primarily through loans to privately-held middle market companies. The portfolio generally consists of senior secured first lien term loans, senior secured second lien term loans, preferred equity and common equity. Occasionally, we will receive warrants or other equity participation features which we believe will have the potential to increase the total investment returns. These investments are primarily rated below investment grade or are unrated. Investments in below investment grade securities are considered predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal when due.

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

On December 21, 2020, the Company announced that it completed the application process for and was authorized to transfer the listing of its shares of common stock to the NASDAQ Global Market. The listing and trading of the common stock on the NYSE ceased at the close of trading on December 31, 2020. Effective January 4, 2021, the common stock trades on the NASDAQ Global Market under the trading symbol “PFX.”

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

Expenses

For the quarter ended December 31, 2020 our primary operating expenses included the payment of management and incentive fees pursuant to the investment management agreement we had with MCC Advisors and overhead expenses, including our allocable portion of our administrator’s overhead under the administration agreement. Our management and incentive fees compensated MCC Advisors for its work in identifying, evaluating, negotiating, closing and monitoring our investments. On November 18, 2020, the board of directors adopted an internally managed structure, effective January 1, 2021, under which we will continue to bear all costs and expenses of our operations and transactions, including those relating to:

●	our organization and continued corporate existence;

●	calculating our NAV (including the cost and expenses of any independent valuation firms);

●	salaries, compensation and benefits for our employees and any consultants, including investment professionals;

●	interest payable on debt, if any, incurred to finance our investments;

●	the costs of all offerings of common stock and other securities, if any;

●	the base management fee and any incentive fee;

●	distributions on our shares;

●	administration fees payable under our administration agreement with U.S. Bancorp;

●	amounts payable to third parties relating to, or associated with, making investments;

●	transfer agent and custodial fees;

●	registration fees and listing fees;

●	U.S. federal, state and local taxes;

●	independent director fees and expenses;

●	costs of preparing and filing reports or other documents with the SEC or other regulators;

●	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

●	our fidelity bond;

●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	indemnification payments;

●	direct costs and expenses of administration, including audit and legal costs; and

●	all other expenses reasonably incurred by us in connection with administering our business, such as rent for our office space.

Expense Support Agreement

On June 12, 2020, the Company entered into an expense support agreement (the “Expense Support Agreement”) with MCC Advisors and Medley LLC, pursuant to which MCC Advisors and Medley LLC agreed (jointly and severally) to cap the management fee and all of the Company’s other operating expenses (except interest expenses, certain extraordinary strategic transaction expenses, and other expenses approved by the Special Committee of the Board (as described in Note 10)), at $667,000 per month (the “Cap”). Under the Expense Support Agreement, the Cap became effective on June 1, 2020 and was to expire on September 30, 2020. On September 29, 2020, the board of directors, including all of the independent directors, extended the term of the Expense Support Agreement through the end of quarter ending December 31, 2020. The Expense Support Agreement expired by its terms at the close of business on December 31, 2020, in connection with the adoption of the internalized management structure by the board of directors.

For the three months ended December 31, 2020, the total management fee and the other operating expenses subject to the Cap (as described above) were $2.5 million, which resulted in $0.3 million of expense support due from MCC Advisors. The $0.3 million of expense support due has been netted against Administrator expenses payable in the accompanying Consolidated Statements of Assets and Liabilities. See “Note 6” for more information.

Portfolio and Investment Activity

As of December 31, 2020 and September 30, 2020, our portfolio had a fair market value of approximately $159.5 million and $246.7 million, respectively. The following table summarizes our portfolio and investment activity during the three months ended December 31, 2020 and 2019 (dollars in thousands):

	For the three months ended December 31,
	2020	2019
Investments made in new portfolio companies	$-	$5,000
Investments made in existing portfolio companies	167	1,665
Aggregate amount in exits and repayments	(72,020)	(65,000)
Net investment activity	$(71,853)	$(58,335)

Portfolio Companies, at beginning of period	42	51
Number of new portfolio companies	0	1
Number of exited portfolio companies	(4)	(6)
Portfolio companies, at end of period	38	46

Number of investments in existing portfolio companies	2	5

The following table summarizes the amortized cost and the fair value of our average portfolio company, including the equity investment in the MCC Senior Loan Strategy JV I LLC (“MCC JV”), and largest portfolio company, excluding the equity investment in the MCC JV, as of December 31, 2020 and September 30, 2020 (dollars in thousands):

	December 31, 2020		September 30, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$3,264	$2,417	$7,813	$5,875
Largest portfolio company	19,469	34,311	37,987	40,807

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2020 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$162,049	77.6%	$88,061	55.2%
Senior Secured Second Lien Term Loans	7,976	3.8	7,586	4.8
Unsecured Debt	4,061	1.9	2,120	1.3
Equity/Warrants	34,784	16.7	61,774	38.7
Total Investments	$208,870	100.0%	$159,541	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2020 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$178,843	54.5%	$106,463	43.2%
Senior Secured Second Lien Term Loans	15,476	4.7	13,927	5.6
Unsecured Debt	4,601	1.4	2,669	1.1
MCC Senior Loan Strategy JV I LLC	79,888	24.4	41,019	16.6
Equity/Warrants	49,327	15.0	82,666	33.5
Total	$328,135	100.0%	$246,744	100.0%

As of December 31, 2020, our income-bearing investment portfolio represented 57.8% of our total portfolio of which 84.66% bore interest based on floating rates, such as the London Interbank Offering Rate (“LIBOR”), while 15.34% bore interest at fixed rates. As of December 31, 2020, the weighted average yield based upon cost of our total portfolio was approximately 8.9%. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

MCC Advisors, while serving as our investment adviser, rated the risk profile of each of our investments based on the following categories, which was referred to as MCC Advisors’ investment credit rating. The Company’s new internal management team will reassess the investments and rating system utilized.

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
Some loss of principal is expected.

The COVID-19 pandemic has impacted our investment ratings as of December 31, 2020, causing downgrades of certain portfolio companies. As the COVID-19 situation continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our investment portfolio. We have also increased oversight and analysis of credits in vulnerable industries in an attempt to improve loan performance and reduce credit risk.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2020 and September 30, 2020 (dollars in thousands):

	December 31, 2020		September 30, 2020
	Fair Value	Percentage	Fair Value	Percentage
1	$43,063	27.0%	$54,256	22.0%
2	66,118	41.4%	130,742	53.0%
3	27,153	17.0%	40,645	16.5%
4	16,240	10.2%	11,325	4.6%
5	6,967	4.4%	9,776	3.9%
Total	$159,541	100.0%	$246,744	100.0%

Results of Operations

Operating results for the three months ended December 31, 2020 and 2019 are as follows (dollars in thousands):

	For the three months ended December 31,
	2020	2019
Total investment income	$12,801	$7,491
Total expenses, net	4,471	4,418
Net investment income/(loss)	8,330	3,073
Net realized gains/(losses) from investments	(46,707)	(1,745)
Net unrealized appreciation/(depreciation) on investments	32,061	3,731
Loss on extinguishment of debt	(122)	(889)
Net increase/(decrease) in net assets resulting from operations	$(6,438)	$4,170

Investment Income

For the three months ended December 31, 2020, investment income totaled $12.8 million, of which $2.2 million was attributable to portfolio interest, $10.3 million was attributable to dividend income, and $0.3 million was attributable to fee income. Dividend income was received primarily from one investment.

For the three months ended December 31, 2019, investment income totaled $7.5 million, of which $5.4 million was attributable to portfolio interest, $1.8 million was attributable to dividend income, and $0.3 million to fee income.

Operating Expenses

Operating expenses for the three months ended December 31, 2020 and 2019 are as follows (dollars in thousands):

	For the three months ended December 31,
	2020	2019
Base management fees	$1,146	$2,008
Interest and financing expenses	2,018	5,144
General and administrative	378	517
Administrator expenses	484	551
Insurance	485	298
Directors fees	476	316
Professional fees, net	(516)	(4,416)
Expenses, net of waivers and reimbursements	$4,471	$4,418

For the three months ended December 31, 2020, total operating expenses before management and incentive fee waivers and expense support reimbursements increased by $0.9 million, or 38.0%, compared to the three months ended December 31, 2019.

For the three months ended December 31, 2020, operating expenses, net of management and incentive fee waivers and reimbursements increased by $53,047 or 1.2%, compared to the three months ended December 31, 2019.

Interest and Financing Expenses

Interest and financing expenses for the three months ended December 31, 2020 decreased by $3.1million, or 60.8%, compared to the three months ended December 31, 2019. The decrease in interest and financing expenses was primarily due to the Company’s $74.0 million repayment of the 2021 Notes on November 20, 2020 and the full repayment of $120.2 million Series A Israeli Notes offered in Israel (the “Israeli Notes”) between August 12, 2019 and April 14, 2020.

Base Management Fees and Incentive Fees

Base management fees for the three months ended December 31, 2020 decreased by $0.9 million, or 42.9%, compared to the three months ended December 31, 2019 due to the decline in our gross assets during the period.

Professional Fees and Other General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended December 31, 2020 increased by $3.8 million, or 96.5%, compared to the three months ended December 31, 2019 primarily due to a decrease in the insurance proceeds received in 2020 as compared to 2019 related to legal expenses relating to the Delaware Action, as well as a decrease in legal expenses, administrative expenses and valuation expenses, partially offset by an increase in insurance expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended December 31, 2020, we recognized $46.7 million of realized losses on our portfolio investments. The realized losses were primarily due to the sale one investment.

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

During the three months ended December 31, 2020, the Company recognized a net loss on extinguishment of debt of $0.1 million, which was due to the Company’s $74.0 million repayment of the 2021 Notes on November 20, 2020.

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

For the three months ended December 31, 2020, we had $32.1 million of net unrealized appreciation on investments. The net unrealized appreciation comprised of $14.7 million of net unrealized depreciation on investments and $46.8 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized, partially sold, or written-off during the year.

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

Changes in Net Assets from Operations(1)

For the three months ended December 31, 2020, we recorded a net decrease in net assets resulting from operations of $6.4 million compared to a net increase in net assets resulting from operations of $4.2 million for the three months ended December 31, 2019 as a result of the factors discussed above. Based on 2,723,709 weighted average common shares outstanding for the three months ended December 31, 2020 and 2019, our per share net decrease in net assets resulting from operations was $(2.36) for the three months ended December 31, 2020 and an increase of $1.53 for the three months ended December 31, 2019.

(1)	Per share data has been adjusted for 2019 to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis.

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

As of December 31, 2020, we had $62.4 million in cash and cash equivalents.

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

On October 21, 2020, the Company caused notices to be issued to the holders of the 2021 Notes regarding the Company’s exercise of its option to redeem, in whole, the issued and outstanding 2021 Notes, pursuant to Section 1104 of the Indenture dated as of February 7, 2012, between the Company and U.S. Bank National Association, as trustee, and Section 101(h) of the Third Supplemental Indenture dated as of December 17, 2015. The Company redeemed $74,012,825 in aggregate principal amount of the issued and outstanding 2021 Notes on November 20, 2020 (the “Redemption Date”). The 2021 Notes were redeemed at 100% of their principal amount ($25 per 2021 Note), plus the accrued and unpaid interest thereon from October 31, 2020, through, but excluding, the Redemption Date. The Company funded the redemption of the 2021 Notes with cash on hand.

2023 Notes

On March 18, 2013, the Company issued $60.0 million in aggregate principal amount of 2023 Notes. As of March 30, 2016, the 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option. On March 26, 2013, the Company closed an additional $3.5 million in aggregate principal amount of 2023 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes. The 2023 Notes bear interest at a rate of 6.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2013.

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

On December 21, 2020, the Company announced that it completed the application process for and was authorized to transfer the listing of the 2023 Notes to the NASDAQ Global Market. The listing and trading of the 2023 Notes on the NYSE ceased at the close of trading on December 31, 2020. Effective January 4, 2021, the 2023 Notes trade on the NASDAQ Global Market under the trading symbol “PFXNL.”

Secured Notes

Israeli Notes

On January 26, 2018, the Company priced a debt offering in Israel of $121.3 million of Israeli Notes. The Israeli Notes were listed on the TASE and denominated in New Israeli Shekels, but linked to the US Dollar at a fixed exchange rate which mitigates any currency exposure to the Company.

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

On December 31, 2019 in addition to the scheduled 12.5% quarterly amortization payment, the Company used proceeds from its principal collections in PhenixFIN SLF and PhenixFIN Small Business Fund to pre-pay an additional $19.1 million of the Israeli Notes. The pre-payment was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.9 million and was recorded on the Consolidated Statements of Operations as a net loss on extinguishment of debt.

On March 31, 2020, in addition to the scheduled 12.5% quarterly amortization payment, the Company used proceeds from its principal repayments in assets held by PhenixFIN SLF and PhenixFIN Small Business Fund to pre-pay an additional $19.8 million of the Israeli Notes. The pre-payment was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.9 million and was recorded on the Consolidated Statements of Operations as a net loss on extinguishment of debt.

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

SBIC LP’s management submitted an orderly wind-down plan to the SBA to prepay the remaining $135.0 million of outstanding SBA Debentures using available cash at SBIC LP as well as the sale of assets to third parties or affiliates of SBIC LP. On March 28, 2019, SBIC LP agreed and made a repayment of $50.0 million of outstanding SBA Debentures by April 3, 2019 using available cash at SBIC LP and the cure period was extended to April 19, 2019. On April 18, 2019, SBIC LP agreed and made a repayment of $20.0 million of outstanding SBA Debentures on April 23, 2019 and an additional $30.0 million of outstanding SBA Debentures on April 30, 2019 using proceeds from the sale of certain assets and the cure period was extended to May 10, 2019. On May 10, 2019, SBIC LP made the final repayment of the remaining $35.0 million of outstanding SBA Debentures using proceeds from the sale of certain assets. In connection therewith, effective July 1, 2019, SBIC LP surrendered its SBIC license. It currently operates as PhenixFIN Small Business Fund.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Company has a guarantee to issue up to $5.7 million in standby letters of credit through a financial intermediary on behalf of a certain portfolio company. Under this arrangement, if the standby letters of credit were to be issued, the Company would be required to make payments to third parties if the portfolio company was to default on its related payment obligations. The guarantee will renew annually until cancellation. As of December 31, 2020 and September 30, 2020, the Company had not issued any standby letters of credit under the commitment on behalf of the portfolio company.

As of December 31, 2020 and September 30, 2020, we had commitments under loan and financing agreements to fund up to $4.8 million to six portfolio companies and $3.9 million to five portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2020 and September 30, 2020 is shown in the table below (dollars in thousands):

	December 31, 2020	September 30, 2020
Redwood Services Group, LLC - Revolver	$1,575	$1,050
1888 Industrial Services, LLC - Revolver	1,078	1,078
Kemmerer Operations, LLC - Delayed Draw Term Loan	908	908
NVTN LLC - Super Priority DDTL	500	500
Black Angus Steakhouses, LLC - Super Priority DDTL	444	-
NVTN LLC - DDTL	220	220
DataOnline Corp. - Revolver	107	179
Total unfunded commitments	$4,832	$3,935

We have certain contracts under which we have material future commitments. We entered into an investment management agreement with MCC Advisors (the “Investment Management Agreement”) in accordance with the 1940 Act. The Investment Management Agreement became effective upon the pricing of our initial public offering. Under the Investment Management Agreement, MCC Advisors agreed to provide us with investment advisory and management services. For these services, we agreed to pay a base management fee equal to a percentage of our gross assets and an incentive fee based on our performance.

We also entered into an administration agreement with MCC Advisors as our administrator. The administration agreement became effective upon the pricing of our initial public offering. Under the administration agreement, MCC Advisors agreed to furnish us with office facilities and equipment, provide us clerical, bookkeeping and record keeping services at such facilities and provide us with other administrative services necessary to conduct our day-to-day operations. MCC Advisors also provided on our behalf significant managerial assistance to those portfolio companies to which we are required to provide such assistance.

The Investment Management Agreement and administration agreement expired at the close of business on December 31, 2020, in connection with the Company’s adoption of an internalized management structure.

The following table shows our payment obligations for repayment of debt and other contractual obligations at December 31, 2020 (dollars in thousands):

	Payment Due by Period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
2021 Notes	$-	$-	$-	$-	$-
2023 Notes	77,847	-	77,847	-	-
Total contractual obligations	$77,847	$-	$77,847	$-	$-

On March 27, 2015, the Company and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage MCC Senior Loan Strategy JV I LLC (“MCC JV”). The Company and GALIC had committed to provide $100 million of equity to MCC JV, with the Company providing $87.5 million and GALIC providing $12.5 million.

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

On October 8, 2020, the Company, GALIC, MCC JV, and an affiliate of Golub entered into a Membership Interest Purchase Agreement pursuant to which a fund affiliated with and managed by Golub concurrently purchased all of the Company’s interest in the MCC JV and all of GALIC’s interest in the MCC JV for a pre-adjusted gross purchase price of $156.4 million and an adjusted gross purchase price (which constitutes the aggregate consideration for the membership interests) of $145.3 million (giving effect to adjustments primarily for principal and interest payments from portfolio companies of MCC JV from July 1, 2020 through October 7, 2020), resulting in net proceeds (before transaction expenses) of $41.0 million and $6.6 million for MCC and GALIC, respectively, on the terms and subject to the conditions set forth in the Membership Interest Purchase Agreement, including the representations, warranties, covenants and indemnities contained therein. In connection with the closing of the transaction on October 8, 2020, MCC JV repaid in full all outstanding borrowings under, and terminated, its senior secured revolving credit facility, dated as of August 4, 2015, as amended, administered by Deutsche Bank AG, New York Branch.

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

There were no dividend distributions during the three months ended December 31, 2020.

Related Party Transactions

Concurrent with the pricing of our IPO, we entered into a number of business relationships with affiliated or related parties, including the following:

●

We entered into the Investment Management Agreement with MCC Advisors. Mr. Brook Taube, Chairman and Chief Executive Officer through December 31, 2020 and director through January 21, 2021, is a managing partner and senior portfolio manager of MCC Advisors, and Mr. Seth Taube, director through January 21, 2021, is a managing partner of MCC Advisors.

●	Through December 31, 2020, MCC Advisors provided us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our administration agreement. We reimbursed MCC Advisors for the allocable portion (subject to the review and approval of our board of directors) of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs.

On June 12, 2020, the Company entered into the Expense Support Agreement with MCC Advisors and Medley LLC, pursuant to which MCC Advisors and Medley LLC agreed (jointly and severally) to cap the management fee and all of the Company’s other operating expenses (except interest expenses, certain extraordinary strategic transaction and expenses, and other expenses approved by the Special Committee) at $667,000 per month (the “Cap”). Under the Expense Support Agreement, the Cap became effective on June 1, 2020 and was to expire on September 30, 2020. On September 29, 2020, the board of directors, including all of the independent directors, extended the term of the Expense Support Agreement through the end of quarter ending December 31, 2020. The Expense Support Agreement expired by its terms at the close of business on December 31, 2020, in connection with the adoption of the internalized management structure by the board of directors.

On November 25, 2013, the Company obtained an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley, LLC or an investment adviser controlled by Medley, LLC in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors (the “Prior Exemptive Order”). On March 29, 2017, the Company, MCC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the “Exemptive Order”) that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) of the 1940 Act and Rule 17d-1 thereunder. On October 4, 2017, the Company, MCC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “Current Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly or majority owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them. The Company does not expect to avail itself of the current exemptive order, given the internalization and termination of the Investment Management Agreement.

In addition, we have adopted a formal code of ethics that governs the conduct of our officers, directors, employees and certain other individuals. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware General Corporation Law.

Investment Management Agreement

We entered into an investment management agreement with MCC Advisors (the “Investment Management Agreement”). Mr. Brook Taube, Chairman and Chief Executive Officer through December 31, 2020 and director through January 21, 2021, is a managing partner and senior portfolio manager of MCC Advisors, and Mr. Seth Taube, director through January 21, 2021, is a managing partner of MCC Advisors.

Under the terms of the Investment Management Agreement, MCC Advisors:

●	determined the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

●	identified, evaluated and negotiated the structure of the investments we made (including performing due diligence on our prospective portfolio companies); and

●	executed, closed, monitored and administered the investments we made, including the exercise of any voting or consent rights.

MCC Advisors’ services under the Investment Management Agreement were not exclusive, and it was free to furnish similar services to other entities so long as its services to us were not impaired.

Pursuant to the Investment Management Agreement, we paid MCC Advisors a fee for investment advisory and management services consisting of a base management fee and a two-part incentive fee.

On December 3, 2015, MCC Advisors recommended and, in consultation with the Board, agreed to reduce fees under the Investment Management Agreement. Beginning January 1, 2016, the base management fee was reduced to 1.50% on gross assets above $1 billion. In addition, MCC Advisors reduced its incentive fee from 20% on pre-incentive fee net investment income over an 8% hurdle, to 17.5% on pre-incentive fee net investment income over a 6% hurdle. Moreover, the revised incentive fee includes a netting mechanism and is subject to a rolling three-year look back from January 1, 2016 forward. Under no circumstances would the new fee structure result in higher fees to MCC Advisors than fees under the prior investment management agreement.

The following discussion of our base management fee and two-part incentive fee reflect the terms of the fee waiver agreement executed by MCC Advisors on February 8, 2016 (the “Fee Waiver Agreement”). The terms of the Fee Waiver Agreement were effective as of January 1, 2016, and were a permanent reduction in the base management fee and incentive fee on net investment income payable to MCC Advisors for the investment advisory and management services it provided under the Investment Management Agreement. The Fee Waiver Agreement did not change the second component of the incentive fee, which was the incentive fee on capital gains.

On January 15, 2020, the Company’s board of directors, including all of the independent directors, approved the renewal of the Investment Management Agreement through the later of April 1, 2020 or so long as the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra (the “Amended MCC Merger Agreement”) was in effect, but no longer than a year; provided that, if the Amended MCC Merger Agreement is terminated by Sierra, then the termination of the Investment Management Agreement would be effective on the 30th day following receipt of Sierra’s notice of termination to the Company. On May 1, 2020, the Company received a notice of termination of the Amended MCC Merger Agreement from Sierra. Under the Amended MCC Merger Agreement, either party was permitted, subject to certain conditions, to terminate the Amended MCC Merger Agreement if the merger was not consummated by March 31, 2020. Sierra elected to do so on May 1, 2020. As result of the termination by Sierra of the Amended MCC Merger Agreement on May 1, 2020, the Investment Management Agreement would have been terminated effective as of May 31, 2020. On May 21, 2020, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through the end of the then-current quarter, June 30, 2020. On June 15, 2020, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through the end of the then-current quarter, September 30, 2020. On September 29, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through December 31, 2020.

On November 18, 2020, the Board approved the adoption of an internalized management structure effective January 1, 2021. The new management structure replaces the current Investment Management and Administration Agreements with MCC Advisors LLC, which expired on December 31, 2020. To lead the internalized management team, the Board approved the appointment of David Lorber, who has served as an independent director of the Company since April 2019, as interim Chief Executive Officer, and Ellida McMillan as Chief Financial Officer of the Company, each effective January 1, 2021. In connection with his appointment, Mr. Lorber stepped down from the Compensation Committee of the Board, the Nominating and Corporate Governance Committee of the Board, and the Special Committee of the Board.

Base Management Fee

Through December 31, 2020, for providing investment advisory and management services to us, MCC Advisors received a base management fee. The base management fee was calculated at an annual rate of 1.75% (0.4375% per quarter) of up to $1.0 billion of the Company’s gross assets and 1.50% (0.375% per quarter) of any amounts over $1.0 billion of the Company’s gross assets and was payable quarterly in arrears. The base management fee was to be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters and was to be appropriately pro-rated for any partial quarter.

Incentive Fee

Through December 31, 2020, the incentive fee had two components, as follows:

Incentive Fee Based on Income

The first component of the incentive fee was payable quarterly in arrears and was based on our pre-incentive fee net investment income earned during the calendar quarter for which the incentive fee was being calculated. MCC Advisors was entitled to receive the incentive fee on net investment income from us if our Ordinary Income (as defined below) exceeded a quarterly “hurdle rate” of 1.5%. The hurdle amount was calculated after making appropriate adjustments to the Company’s net assets, as determined as of the beginning of each applicable calendar quarter, in order to account for any capital raising or other capital actions as a result of any issuances by the Company of its common stock (including issuances pursuant to our dividend reinvestment plan), any repurchase by the Company of its own common stock, and any dividends paid by the Company, each as may have occurred during the relevant quarter.

Beginning with the calendar quarter that commenced on January 1, 2016, the incentive fee on net investment income was determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted as described below, from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since January 1, 2016). We refer to such period as the “Trailing Twelve Quarters.”

The hurdle amount for the incentive fee on net investment income was determined on a quarterly basis and was equal to 1.5% multiplied by the Company’s net asset value at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount was calculated after making appropriate adjustments to the Company’s net assets, as determined as of the beginning of each applicable calendar quarter, in order to account for any capital raising or other capital actions as a result of any issuances by the Company of its common stock (including issuances pursuant to our dividend reinvestment plan), any repurchase by the Company of its own common stock, and any dividends paid by the Company, each as may have occurred during the relevant quarter. The incentive fee for any partial period was to be appropriately pro-rated. Any incentive fee on net investment income was to be paid to MCC Advisors on a quarterly basis and was to be based on the amount by which (A) aggregate net investment income (“Ordinary Income”) in respect of the relevant Trailing Twelve Quarters exceeded (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.” For the avoidance of doubt, Ordinary Income was net of all fees and expenses, including the reduced base management fee but excluding any incentive fee on Pre-Incentive Fee net investment income or on the Company’s capital gains.

Determination of Quarterly Incentive Fee Based on Income

The incentive fee on net investment income for each quarter was determined as follows:

●	No incentive fee on net investment income was payable to MCC Advisors for any calendar quarter for which there was no Excess Income Amount;

●	100% of the Ordinary Income, if any, that exceeded the hurdle amount, but was less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 1.8182% multiplied by the Company’s net assets at the beginning of each applicable calendar quarter, as adjusted as noted above, comprising the relevant Trailing Twelve Quarters was included in the calculation of the incentive fee on net investment income; and

●	17.5% of the Ordinary Income that exceeds the Catch-up Amount was included in the calculation of the incentive fee on net investment income.

The amount of the incentive fee on net investment income that was to be paid to MCC Advisors for a particular quarter would equal the excess of the incentive fee so calculated minus the aggregate incentive fees on net investment income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters but not in excess of the Incentive Fee Cap (as described below).

The incentive fee on net investment income that was paid to MCC Advisors for a particular quarter was subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap for any quarter was an amount equal to (a) 17.5% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters minus (b) the aggregate incentive fees on net investment income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters.

“Cumulative Net Return” means (x) the Ordinary Income in respect of the relevant Trailing Twelve Quarters minus (y) any Net Capital Loss (as described below), if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap was zero or a negative value, the Company would pay no incentive fee on net investment income to MCC Advisors for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter was a positive value but is less than the incentive fee on net investment income that was payable to MCC Advisors for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company would pay an incentive fee on net investment income to MCC Advisors equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter was equal to or greater than the incentive fee on net investment income that was payable to MCC Advisors for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company would pay an incentive fee on net investment income to MCC Advisors, calculated as described above, for such quarter without regard to the Incentive Fee Cap.

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

Dilution to the Company’s net assets due to capital raising was calculated, in the case of issuances of common stock, as the amount by which the net asset value per share was adjusted over the transaction price per share, multiplied by the number of shares issued. Accretion to the Company’s net assets due to capital raising was calculated, in the case of issuances of common stock (including issuances pursuant to our dividend reinvestment plan), as the excess of the transaction price per share over the amount by which the net asset value per share was adjusted, multiplied by the number of shares issued. Accretion to the Company’s net assets due to other capital action was calculated, in the case of repurchases by the Company of its own common stock, as the excess of the amount by which the net asset value per share was adjusted over the transaction price per share multiplied by the number of shares repurchased by the Company.

For the avoidance of doubt, the purpose of the incentive fee calculation under the Fee Waiver Agreement was to permanently reduce aggregate fees payable to MCC Advisors by the Company, effective as of January 1, 2016. In order to ensure that the Company would pay MCC Advisors lesser aggregate fees on a cumulative basis, as calculated beginning January 1, 2016, we had, at the end of each quarter, also calculated the base management fee and incentive fee on net investment income owed by the Company to MCC Advisors based on the formula in place prior to January 1, 2016. If, at any time beginning January 1, 2016, the aggregate fees on a cumulative basis, as calculated based on the formula in place after January 1, 2016, were greater than the aggregate fees on a cumulative basis, as calculated based on the formula in place prior to January 1, 2016, MCC Advisors were only entitled to the lesser of those two amounts.

The second component of the incentive fee was determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement as of the termination date) and equaled 20.0% of our cumulative aggregate realized capital gains less cumulative realized capital losses, unrealized capital depreciation (unrealized depreciation on a gross investment-by-investment basis at the end of each calendar year) and all capital gains upon which prior performance-based capital gains incentive fee payments were previously made to the investment adviser.

Under GAAP, the Company calculated the second component of the incentive fee as if the Company had realized all assets at their fair values as of the reporting date. Accordingly, when applicable, the Company accrued a provisional capital gains incentive fee taking into account any unrealized gains or losses. As the provisional capital gains incentive fee was subject to the performance of investments until there was a realization event, the amount of the provisional capital gains incentive fee accrued at a reporting date may have varied from the capital gains incentive that was ultimately realized and the differences could have been material.

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

With respect to investments for which market quotations are not readily available, our board of directors will undertake a multi-step valuation process each quarter, as described below:

●	our quarterly valuation process begins with each portfolio investment being initially valued by one or more Valuation Firms;

●	preliminary valuation conclusions will then be documented and discussed with senior management;

●	the audit committee of the board of directors reviews the preliminary valuations with management and the Valuation Firms; and

●	the board of directors discusses the valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of management, the respective Valuation Firms and the audit committee.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At December 31, 2020, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $13.3 million, or 8.3% of the fair value of our portfolio. At September 30, 2020, certain investments in eight portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $21.7 million, or 8.8% of the fair value of our portfolio.

Federal Income Taxes

The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, commencing with its first taxable year as a corporation, and it intends to operate in a manner so as to maintain its RIC tax treatment. As a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements. Once qualified as a RIC, the Company must timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”), as defined by the Code, including PIK interest, and net tax-exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under Subchapter M of the Code. The Company will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its net ordinary income for any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which we did not pay federal income tax. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

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

Recent Developments

On January 4, 2021, the Board of Directors approved changes to the compensation structure for its independent directors.  Under the new structure, during calendar year 2021, each of the independent directors will be paid an annual retainer of $100,000.  In addition, the lead independent director will receive an annual retainer of $30,000; the chair of the Audit Committee will receive an annual retainer of $25,000, and each of its other members will receive an annual retainer of $12,500; and the chairs of the Nominating and Corporate Governance Committee and of the Compensation Committee will receive an annual retainer of $15,000, and each of the other members of these committees will receive annual retainers of $8,000.  Directors will also be paid a fee of $3,000 for each board meeting and $2,500 for each committee meeting that they attend.

On January 11, 2021, the Company announced that the Board of Directors approved a share repurchase program authorizing up to $15 million in share repurchases. Under the share repurchase program, the Company is authorized to repurchase from time to time its common stock in open market or other transactions, subject to applicable regulatory requirements. The timing and number of shares to be repurchased will be determined by the Company, based on its evaluation of market and business conditions, share price, and other factors. The share repurchase program does not obligate the Company to repurchase any specific number of common shares, and may be discontinued at any time.

Effective as of January 21, 2021, Brook and Seth Taube, who are associated with MCC Advisors, submitted their resignations as directors of the Board of Directors of the Company. Messrs. Taube’s resignations were not the result of any disagreement with the Company on any matter relating to the operations, policies or practices of the Company. The Board of Directors has determined not to fill the resulting vacancies at this time.

Subsequent to quarter ended December 31, 2020, the global outbreak of the COVID-19 pandemic continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. The Company cannot predict the extent to which its financial condition and results of operations will be affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended December 31, 2020, we did not engage in hedging activities.

As of December 31, 2020, 56.2% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate LIBOR floor as of December 31, 2020 was as follows (dollars in thousands):

	December 31, 2020
LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$-	-%
1% to under 2%	89,872	99.9
2% to under 3%	-	-
No Floor	129	0.1
Total	$90,001	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2020, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Change in Interest Rates	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
Up 300 basis points	$7,200	$(2,300)	$4,900
Up 200 basis points	4,800	(1,600)	3,200
Up 100 basis points	2,400	(800)	1,600
Down 100 basis points	(2,400)	800	(1,600)
Down 200 basis points	(4,800)	1,600	(3,200)
Down 300 basis points	(7,200)	2,300	(4,900)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Change in Internal Control Over Financial Reporting

On November 18, 2020, the board of directors of the Company approved the adoption of an internalized management structure, effective January 1, 2021. In connection with the adoption of the internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp. Prior to the internalization of the management structure, we historically relied on MCC Advisors for our business functions, including investment origination, monitoring, portfolio servicing, accounting and management functions. These functions are now performed by the internal management team and U.S. Bancorp. We consider the changes described above to be material changes in our internal controls over financial reporting.

Other than as described above, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. Except as described below, we are not currently party to any material legal proceedings.

The Company was named as a defendant in a lawsuit on May 29, 2015, by Moshe Barkat and Modern VideoFilm Holdings, LLC (“MVF Holdings”) against the Company, MOF II, MCC Advisors LLC, Deloitte Transactions and Business Analytics LLP A/K/A Deloitte ERG (“Deloitte”), Scott Avila (“Avila”), Charles Sweet, and Modern VideoFilm, Inc. (“MVF”). The lawsuit is pending in the California Superior Court, Los Angeles County, Central District, as Case No. BC 583437. The lawsuit was filed after the Company, as agent for the lender group, exercised remedies following a series of defaults by MVF and MVF Holdings on a secured loan with an outstanding balance at the time in excess of $65 million. The lawsuit sought damages in excess of $100 million. Deloitte and Avila have settled the claims against them in exchange for payment of $1.5 million. On June 6, 2016, the court granted the Company and Medley defendants’ demurrers on several counts and dismissed Mr. Barkat’s claims with prejudice except with respect to his claim for intentional interference with contract. On March 18, 2018, the court granted the Company and Medley defendants’ motion for summary adjudication with respect to Mr. Barkat’s sole remaining claim against the Company and Medley defendants for intentional interference. Now that the trial court has ruled in favor of the Company and Medley defendants on all counts, the only remaining claims in the Barkat litigation are the Company and MOF II’s affirmative counterclaims against Mr. Barkat and MVF Holdings.

On August 29, 2016, MVF Holdings filed another lawsuit in the California Superior Court, Los Angeles County, Central District, as Case No. BC 631888 (the “Derivative Action”), naming MCC Advisors LLC and certain of Medley’s employees as defendants, among others. The plaintiff in the Derivative Action, asserts claims against the defendants for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unfair competition, breach of the implied covenant of good faith and fair dealing, interference with prospective economic advantage, fraud, and declaratory relief. MCC Advisors LLC and the other defendants believe the causes of action asserted in the Derivative Action are without merit. On October 16, 2020, the parties agreed on the record in the Superior Court to settle the claims arising therein, which settlement was subsequently further documented in a settlement agreement by and between MCC Advisors, LLC, MVF Holdings, Mr. Barkat and others.

Medley LLC, the Company, Medley Opportunity Fund II LP, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube were named as defendants, along with other various parties, in a putative class action lawsuit captioned as Royce Solomon, Jodi Belleci, Michael Littlejohn, and Giulianna Lomaglio v. American Web Loan, Inc., AWL, Inc., Mark Curry, MacFarlane Group, Inc., Sol Partners, Medley Opportunity Fund, II, LP, Medley LLC, Medley Capital Corporation, Medley Management, Inc., Medley Group, LLC, Brook Taube, Seth Taube, DHI Computing Service, Inc., Middlemarch Partners, and John Does 1-100, filed on December 15, 2017, amended on March 9, 2018, and amended a second time on February 15, 2019, in the United States District Court for the Eastern District of Virginia, Newport News Division, as Case No. 4:17-cv-145 (hereinafter, “Class Action 1”). Medley Opportunity Fund II LP and the Company were also named as defendants, along with various other parties, in a putative class action lawsuit captioned George Hengle and Lula Williams v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed February 13, 2018, in the United States District Court, Eastern District of Virginia, Richmond Division, as Case No. 3:18-cv-100 (“Class Action 2”). Medley Opportunity Fund II LP and the Company were also named as defendants, along with various other parties, in a putative class action lawsuit captioned John Glatt, Sonji Grandy, Heather Ball, Dashawn Hunter, and Michael Corona v. Mark Curry, American Web Loan, Inc., AWL, Inc., Red Stone, Inc., Medley Opportunity Fund II LP, and Medley Capital Corporation, filed August 9, 2018 in the United States District Court, Eastern District of Virginia, Newport News Division, as Case No. 4:18-cv-101 (“Class Action 3”) (together with Class Action 1 and Class Action 2, the “Virginia Class Actions”). Medley Opportunity Fund II LP was also named as a defendant, along with various other parties, in a putative class action lawsuit captioned Christina Williams and Michael Stermel v. Red Stone, Inc. (as successor in interest to MacFarlane Group, Inc.), Medley Opportunity Fund II LP, Mark Curry, Brian McGowan, Vincent Ney, and John Doe entities and individuals, filed June 29, 2018 and amended July 26, 2018, in the United States District Court for the Eastern District of Pennsylvania, as Case No. 2:18-cv-2747 (the “Pennsylvania Class Action”). The Company and Medley Opportunity Fund II, LP were also named as defendants, along with various other parties, in a putative class action lawsuit captioned Charles McDaniel v. American Web Loan, Inc., AWL, Inc., Mark Curry, Medley Capital Corporation, Medley Opportunity Fund II, LP, and Red Stone, Inc., filed on August 7, 2020 and amended on October 22, 2020 in the First Judicial Circuit of Ohio County, West Virginia, Case No. 20-C-169, which case was then removed to the United States District Court for the Northern District of West Virginia on December 15, 2020 (the “West Virginia Class Action” and together with the Virginia Class Actions and the Pennsylvania Class Action, the “Class Action Complaints”). The plaintiffs in the Class Action Complaints filed their putative class actions alleging claims under the Racketeer Influenced and Corrupt Organizations Act, and various other claims arising out of the alleged payday lending activities of American Web Loan. The claims against Medley Opportunity Fund II LP, Medley LLC, the Company, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube (in Class Action 1, as amended); Medley Opportunity Fund II LP and Medley Capital Corporation (in Class Action 2 and Class Action 3); Medley Opportunity Fund II LP (in the Pennsylvania Class Action); and Medley Opportunity Fund II LP and the Company (in the West Virginia Class Action), allege that those defendants in each respective action exercised control over, or improperly derived income from, and/or obtained an improper interest in, American Web Loan’s payday lending activities as a result of a loan to American Web Loan. The loan was made by Medley Opportunity Fund II LP in 2011. American Web Loan repaid the loan from Medley Opportunity Fund II LP in full in February of 2015, more than 1 year and 10 months prior to any of the loans allegedly made by American Web Loan to the alleged class plaintiff representatives in Class Action 1. In Class Action 2, the alleged class plaintiff representatives had not alleged when they received any loans from American Web Loan. In Class Action 3, the alleged class plaintiff representatives claim to have received loans from American Web Loan at various times from February 2015 through April 2018. In the Pennsylvania Class Action, the alleged class plaintiff representatives claim to have received loans from American Web Loan in 2017. In the West Virginia Class Action, the alleged class plaintiff representative claims to have received a loan from American Web Loan in 2018.

By orders dated August 7, 2018 and September 17, 2018, the Court presiding over the Virginia Class Actions consolidated those cases for all purposes. On October 12, 2018, Plaintiffs in Class Action 3 filed a notice of voluntary dismissal of all claims, and on October 29, 2018, Plaintiffs in Class Action 2 filed a notice of voluntary dismissal of all claims. On October 30, 2020, Plaintiffs in the Pennsylvania Class Action filed a Stipulation of Dismissal of all claims against all defendants with prejudice, and on November 2, 2020, the Court presiding over the Pennsylvania Class Action ordered Plaintiffs’ claims dismissed with prejudice. On January 29, 2021, Plaintiff in the West Virginia Class Action filed a motion to stay proceedings to permit revision and final approval of a revised settlement agreement in Class Action 1, and also on January 29, 2021, the Court presiding over the West Virginia Class Action granted that motion and stayed the West Virginia Class Action.

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

Between September 18, 2020 and September 21, 2020, eight (8) individuals (the “Objectors”) who are purported members of the nationwide settlement class contemplated by the Settlement Agreement filed objections to Plaintiffs’ motion for final approval of the Settlement Agreement. On November 4, 2020, the Court presiding over Class Action 1 held a hearing on Plaintiffs’ motion for final approval of the Settlement Agreement. On November 6, 2020, the Court presiding over Class Action 1 denied Plaintiffs’ motion for final approval of the Settlement Agreement and ordered the parties to participate in mediation before U.S. District Judge David J. Novak in December 2020. On December 17, 2020, the parties to Class Action 1 and the Objectors participated in mediation before Judge Novak. On January 20, 2021, the parties to Class Action 1 and the Objectors reached a revised agreement in principle. The Parties to Class Action 1 and the Objectors intend to submit a revised Settlement Agreement to the Court presiding over Class Action 1 as soon as practicable for final approval.

On or about January 28, 2021, a purported class action lawsuit, captioned Kahn v. PhenixFIN Corporation, et al., was filed against the Company and its directors in the Court of Chancery of the State of Delaware. Plaintiffs allege that a provision in the Company’s bylaws, which provides that directors may be removed from office for cause by the affirmative vote of 75% of capital stock entitled to vote, is inconsistent with provisions of the Delaware General Corporate Law, which plaintiffs allege would permit removal for cause by a simple majority of capital stock entitled to vote. The plaintiffs seek a declaration that the bylaw provision is invalid and to enjoin the defendants from enforcing it, as well as a reasonable allowance of attorneys’ fee.  Defendants have not yet responded to the complaint.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 11, 2020, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the three months ended December 31, 2020 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Risks Related to our Business

We may not be able to pay you distributions and our distributions may not grow over time.

When possible, we intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. As of December 31, 2020, the Company’s asset coverage was 286.7% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

As of December 31, 2020, the Company’s asset coverage was 286.7% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act.

Risks Relating to an Investment in our Securities

The indenture under which the 2023 Notes are issued place restrictions on our and/or our subsidiaries’ activities.

The terms of the indenture under which the 2023 Notes were issued place restrictions on our and/or our subsidiaries’ ability to, among other things issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2023 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2023 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2023 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2023 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. As of December 31, 2020, the Company’s asset coverage was 286.7% after giving effect to leverage. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase.

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

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of coronavirus (“COVID-19”) that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the COVID-19 globally could lead to a world-wide economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the U.S. and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The COVID-19 outbreak continues to have, and any future outbreaks could have, an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. With respect to the U.S. credit markets (in particular for middle market loans), the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility; and (iv) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses. These and future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations. The Company’s performance (including that of certain of its portfolio companies) was negatively impacted during the pandemic. The longer-term impact of COVID-19 on the operations and the performance of the Company is difficult to predict, but may also be adverse. The longer-term potential impact on such operations and performance could depend to a large extent on future developments and actions taken by authorities and other entities to contain COVID-19 and its economic impact. The impacts, as well as the uncertainty over impacts to come, of COVID-19 have adversely affected the performance of the Company and may continue to do so in the future.

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

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. In December 2019, COVID-19 surfaced in China and has since spread and continues to spread to other countries, including the United States. COVID-19 spread quickly and has been identified as a global pandemic by the World Health Organization The COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. In response, beginning in March 2020, in affected jurisdictions including the United States, unprecedented actions were and continue to be taken by governmental authorities and businesses, including quarantines, “stay at home” orders, travel restrictions and bans, and the temporary closure and limited operations of many businesses (including corporate offices, retail stores, restaurants, fitness clubs, manufacturing facilities and factories, and other businesses). The actions to contain the COVID-19 pandemic varied by country and by state in the United States. While state and local governments across the United States have taken steps to re-open their economies by lifting “stay at home” orders and re-opening businesses, a number of states and local governments have needed to pause or slow the re-opening or impose new shut-down orders as the number of cases of COVID-19 has continued to rise. COVID-19 and the resulting economic dislocations have had and continue to have adverse consequences for the business operations and financial performance of some of our portfolio companies, which may, in turn impact the valuation of our investments and have adversely affected, and threaten to continue to adversely affect, our operations. Local, state and federal and numerous non-U.S. governmental authorities have imposed travel restrictions and bans, business closures or limited business operations and other quarantine measures on businesses and individuals that remain in effect on the date of this Quarterly Report on Form 10-Q. COVID-19 has caused the effective cessation of all business activity deemed non-essential by such governmental authorities. We cannot predict the full impact of COVID-19, including the duration of the closures and restrictions described above. As a result, we are unable to predict the duration of these business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. With respect to loans to portfolio companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for PIK interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business, or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause. Portfolio companies may also be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries, such as travel, to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them.

The Company will also be negatively affected if the operations and effectiveness of our portfolio companies (or any of the key personnel or service providers of the foregoing) are compromised or if necessary or beneficial systems and processes are disrupted as a result of stay-at-home orders or other related interruptions to business operations.

Company performance (including the performance of certain of its portfolio companies) has been and may continue to be negatively impacted by the COVID-19 pandemic’s effects. The COVID-19 pandemic has adversely impacted economies and capital markets around the world in ways that will likely continue and may change in unforeseen ways for an indeterminate period. The pandemic has also adversely affected various businesses, including some in which we are invested. The COVID-19 pandemic may exacerbate pre-existing business performance, political, social and economic risks affecting certain companies and countries generally. The impacts, as well as the uncertainty over impacts to come, of COVID-19 have adversely affected the performance of the Company (including certain portfolio companies) and may continue to do so in the future.

We may be subject to risks associated with significant investments in one or more economic sectors, including the construction and building sector.

At times, the Company may have a significant portion of its assets invested in securities of companies conducting business within one or more economic sectors, including the construction and building sector. Companies in the same sector may be similarly affected by economic, regulatory, political or market events or conditions, which may make the Company more vulnerable to unfavorable developments in that sector than companies that invest more broadly. Generally, the more broadly the Company invests, the more it spreads risk and potentially reduces the risks of loss and volatility.

The Company presently has significant exposure to the construction and building sector (its investments in such sector comprise 28.7% of gross assets as of December 31, 2020), which subjects the Company to the particular risks of such sector to a greater degree than others not similarly concentrated. These risks include that the construction and building sector is cyclical and is affected by a number of factors, including the general condition of the economy, market demand and changes in interest rates. Construction activity is affected by the ability to finance projects, which may be reduced due to a widespread outbreak of contagious disease, including an epidemic or pandemic such as the current COVID-19 pandemic. Residential, commercial and industrial construction could decline if companies and consumers are unable to finance construction projects or if the economy precipitously declines or stalls, which could result in delays or cancellations of capital projects. A downturn in the residential, commercial or industrial construction industries and general economic conditions may have an adverse effect on the portfolio companies in which the Company invests.

The interest rates of some of our loans to our portfolio companies may be priced using a spread over LIBOR, which is scheduled to be phased out.

On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021 and the FCA has indicated that market participants should not rely on LIBOR being available after 2021. Furthermore, on November 30, 2020, Intercontinental Exchange, Inc. (“ICE”) announced that the ICE Benchmark Administration Limited, a wholly-owned subsidiary of ICE and the administrator of LIBOR, will consider extending the LIBOR transition deadline to June 30, 2023. The announcement was supported by the FCA and the U.S. Federal Reserve. Despite the announcement, regulators continue to emphasize the importance of LIBOR transition planning. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. While some instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. Abandonment of or modifications to LIBOR could lead to significant short-term and long-term uncertainty and market instability. If LIBOR ceases to exist, we and our portfolio companies may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond 2021, which may be difficult, costly and time consuming. In addition, from time to time we invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.

The expected discontinuation of LIBOR could have an impact on our business. We may experience operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. There may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, the cessation of LIBOR could:

●	Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that are included in our assets and liabilities;

●	Require changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to renegotiations of existing documentation to modify the terms of outstanding investments;

●	Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;

●	Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;

●	Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and

●	Cause us to incur additional costs in relation to any of the above factors.

There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, result of operations, financial condition, and unit price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.3	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.4	Amendment No. 1 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 7, 2019).

3.5	Amendment No. 2 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

4.2	Indenture, dated February 7, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.2 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-179237), filed on February 13, 2012).

4.3	First Supplemental Indenture, dated March 21, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 21, 2012).

4.4	Second Supplemental Indenture, dated March 18, 2013, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

4.5	Third Supplemental Indenture, dated December 17, 2015, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.6 to the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2 (File No. 333-187324), filed December 17, 2015).

4.6	Deed of Trust, dated January 23, 2018, between Medley Capital Corporation and Mishmeret Trust Company, Ltd. (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-230790), filed on April 10, 2019).

4.7	Amendment to Deed of Trust, dated August 12, 2019, between Medley Capital Corporation and Mishmeret Trust Company, Ltd. (Incorporated by reference by the Current Report on Form 8-K filed on August 16, 2019).

4.8	Statement of Eligibility of Trustee on Form T-1 (Incorporated by reference to Exhibit d.5 to the Registrant’s Registration Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

10.1	Form of Amended and Restated Investment Management Agreement between Registrant and MCC Advisors LLC (Incorporated by reference to Exhibit 99.G to Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on N-2 (File No. 333-187324), filed on December 10, 2013).

10.2	Letter from MCC Advisors LLC re: Waiver of Base Management Fee and Incentive Fee on Net Investment Income, dated February 8, 2016 (Incorporated by reference to Exhibit 99.K.5 to Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-208746), filed on March 25, 2016).

10.3	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J.1 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.4	Form of Administration Agreement (Incorporated by reference to Exhibit 99.K.2 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-166491), filed on June 9, 2010).

10.5	Form of Sub-Administration Agreement (Incorporated by reference to Exhibit 99.K.4 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.6	Trademark License Agreement (Incorporated by reference to Exhibit 99.K.3 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-166491), filed on June 9, 2010).

10.7	Form of Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.8	Senior Secured Revolving Credit Agreement among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated August 4, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2011).

10.9	Guarantee, Pledge and Security Agreement among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent, dated August 4, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2011).

10.10	Amendment No. 1, dated as of August 31, 2012, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2012).

10.11	Amendment No. 2, dated as of December 7, 2012, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment No. 1 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012 (Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2012).

10.12	Amendment No. 3, dated as of March 28, 2013, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1 and 2 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012 and December 7, 2012, respectively (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2013).

10.13	Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2012).

10.14	Amendment No. 1, dated as of December 7, 2012, to the Senior Secured Term Loan Credit Agreement dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2012).

10.15	Amendment No. 2, dated as of January 23, 2013, to the Senior Secured Term Loan Credit Agreement dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment No. 1 to the Senior Secured Term Loan Credit Agreement, dated as of January 23, 2013 (Incorporated by reference to the Current Report on Form 8-K filed on January 29, 2013).

10.16	Amendment No. 3, dated as of March 28, 2013, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1 and 2 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012 and January 23, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2013).

10.17	Amendment No. 4, dated as of May 1, 2013, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2 and 3 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012 and March 28, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on May 7, 2013).

10.18	Amendment No. 4, dated as of May 1, 2013, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2 and 3 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013 and March 28, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on May 7, 2013).

10.19	Amendment No. 5, dated as of June 2, 2014, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3 and 4 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012, March 28, 2013 and May 1, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on June 3, 2014).

10.20	Amendment No. 5, dated as of June 2, 2014, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3 and 4 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013, March 28, 2013 and May 1, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on June 3, 2014).

10.21	Amendment No. 6, dated as of February 2, 2015, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3, 4 and 5 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012, March 28, 2013, May 1, 2013 and June 2, 2014, respectively (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2015).

10.22	Amendment No. 6 to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3, 4 and 5 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013, March 28, 2013, May 1, 2013 and June 2, 2014, respectively (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2015).

10.23	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of July 28, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on July 30, 2015).

10.24	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 16, 2016, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 22, 2016).

10.25	Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 8, 2017, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2017).

10.26	Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 1, 2017, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 8, 2017).

10.27	Amendment No. 4 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 12, 2018, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on February 16, 2018).

10.28	Amended and Restated Senior Secured Term Loan Credit Agreement dated as of July 28, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on July 30, 2015).

10.29	Amendment No. 1 to Amended and Restated Senior Secured Term Loan Credit Agreement dated as of September 16, 2016, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 22, 2016).

10.30	Amendment No. 2 to Amended and Restated Senior Secured Term Loan Credit Agreement dated as of February 8, 2017, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2017).

10.31	Amendment No. 3 to Amended and Restated Senior Secured Term Loan Credit Agreement dated as of September 1, 2017, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 8, 2017).

10.32	Incremental Assumption Agreement, dated as of February 10, 2012, made by Credit Suisse AG, Cayman Islands Branch, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2012).

10.33	Incremental Assumption Agreement dated as of March 30, 2012, made by Onewest Bank, FSB, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on April 4, 2012).

10.34	Incremental Assumption Agreement dated as of May 3, 2012, made by Doral Bank, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on May 3, 2012).

10.35	Incremental Assumption Agreement dated as of September 25, 2012, made by Stamford First Bank, a division of the Bank of New Canaan, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, as amended by Amendment No. 1, dated as of August 31, 2012, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 28, 2012).

10.36	Limited Liability Company Operating Agreement of MCC Senior Loan Strategy JV I LLC, a Delaware Limited Liability Company, dated as of March 27, 2015 (Incorporated by reference to the Current Report on Form 8-K filed on March 30, 2015).

10.37	Settlement Term Sheet, dated April 15, 2019 (Incorporated by reference to the Current Report on Form 8-K, filed on April 17, 2019).

10.38	Stipulation of Settlement, dated July 29, 2019, by and among Medley Capital Corporation, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, Medley Management Inc., MCC Advisors LLC, Medley LLC and Medley Group LLC, on the one hand, and FrontFour Capital Group LLC and FrontFour Master Fund, Ltd., on behalf of themselves and a class of similarly situated stockholders of Medley Capital Corporation, on the other hand, in connection with the action styled In re Medley Capital Corporation Stockholder Litigation, Cons. C.A. No. 2019-0100-KSJM (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.39	Governance Agreement, dated July 29, 2019, by and among, Medley Capital Corporation, on the one hand, and FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, on the other hand (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.40	Order and Final Judgment, dated December 20, 2019 (Incorporated by reference to the Amendment No. 1 to the Current Report on the Form 8-K, filed on December 30, 2019).

10.41	Membership Interest Purchase Agreement, dated as of October 8, 2020, by and among Medley Capital Corporation, Great American Life Insurance Company, MCC Senior Loan Strategy JV I LLC and GEMS Fund 5, L.P. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on October 13, 2020)

14.1	Code of Business Conduct and Ethics of the Registrant (Incorporated by reference to Exhibit 14.1 to the Registrant’s 10-Q for the period ended June 30, 2011, filed on August 4, 2011).

14.2	Code of Business Ethics of MCC Advisors (Incorporated by reference to Exhibit 99.R.2 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-166491), filed on June 9, 2010).

21.1	List of Subsidiaries*

24.0	Power of attorney (included on the signature page hereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 16, 2021	PhenixFIN Corporation (f/k/a Medley Capital Corporation)

	By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer
(Principal Accounting and Financial Officer)