Form 10-Q
period 2021-03-31
PhenixFIN Corp
filed 2021-05-13
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

The Registrant had 2,703,936 shares of common stock, $0.001 par value, outstanding as of May 12, 2021.

PHENIXFIN CORPORATION

i

PHENIXFIN CORPORATION

Consolidated Statements of Assets and Liabilities

	March 31, 2021 (Unaudited)	September 30, 2020
Assets:
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $95,301,443 and $117,360,954, respectively)	$93,283,110	$114,321,948
Affiliated investments (amortized cost of $79,845,752 and $92,898,755, respectively)	68,233,836	84,873,023
Controlled investments (amortized cost of $38,487,321 and $117,874,821, respectively)	6,727,597	47,548,578
Total Investments at fair value	168,244,543	246,743,549
Cash and cash equivalents	59,092,731	56,522,148
Receivables:
Interest receivable	299,655	624,524
Fees receivable	106,528	119,028
Other receivable	398,551	-
Prepaid share repurchases	164,258	-
Other assets	1,210,724	2,093,559
Total Assets	$229,516,990	$306,102,808

Liabilities:
Notes payable (net of debt issuance costs of $551,142 and $905,624, respectively)	$77,295,658	$150,960,662
Interest and fees payable	-	801,805
Due to affiliates	-	53,083
Management and incentive fees payable (see Note 6)	-	1,392,022
Administrator expenses payable (see Note 6)	94,958	156,965
Accounts payable and accrued expenses	918,279	2,108,225
Deferred revenue	30,970	10,529
Total Liabilities	78,339,865	155,483,291

Commitments and Contingencies (see Note 8)

Net Assets:
Common Shares, $0.001 par value; 5,000,000 shares authorized; 2,703,936 and 2,723,709 common shares issued and outstanding, respectively	2,704	2,724
Capital in excess of par value	671,589,690	672,381,617
Total distributable earnings/(loss)	(520,415,269)	(521,764,824)
Total Net Assets	$151,177,125	$150,619,517
Total Liabilities and Net Assets	$229,516,990	$306,102,808

Net Asset Value Per Common Share	$55.91	$55.30

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31		For the Six Months Ended March 31
	2021	2020	2021	2020
Interest Income:
Interest from investments
Non-controlled, non-affiliated investments:
Cash	$1,534,904	2,320,453	$3,206,717	5,538,162
Payment in-kind	-	128,309	170,029	327,321
Affiliated investments:
Cash	196,328	190,193	548,619	399,441
Payment in-kind	-	706,789	-	1,654,262
Controlled investments:
Cash	(1,190)	1,297	-	84,505
Payment in-kind	-	5,385	-	500,767
Total interest income	1,730,042	3,352,426	3,925,365	8,504,458
Dividend income	4,408,234	1,662,500	14,671,735	3,500,000
Interest from cash and cash equivalents	506	154,290	1,446	372,428
Fee income (see Note 9)	237,416	131,992	578,880	415,532
Other income	78,204	-	78,204	-
Total Investment Income	6,454,402	5,301,208	19,255,630	12,792,418

Expenses:
Base management fees (see Note 6)	-	1,641,271	1,146,403	3,649,505
Interest and financing expenses	1,260,054	4,432,118	3,277,695	9,576,047
General and administrative expenses	104,440	2,083,397	466,049	2,600,239
Salaries and Benefits	332,317	-	332,317	-
Administrator expenses (see Note 6)	(44,618)	576,362	439,794	1,127,884
Insurance expenses	474,468	356,580	959,480	654,578
Directors fees	220,500	296,500	696,217	612,500
Professional fees, net (see Note 8)	420,220	130,630	(79,077)	(4,285,445)
Total expenses net of expense support reimbursement and management and incentive fee waivers	2,767,381	9,516,858	7,238,878	13,935,308
Net Investment Income	3,687,021	(4,215,650)	12,016,752	(1,142,890)

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	160,926	(100,115)	4,054,648	(157,914)
Affiliated investments	-	-	(10,452,928)	-
Controlled investments	-	-	(40,147,570)	(1,686,837)
Total net realized gains (losses)	160,926	(100,115)	(46,545,850)	(1,844,751)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	5,077,737	(19,549,944)	1,020,673	(15,802,570)
Affiliated investments	(1,467,862)	(15,019,332)	(3,586,184)	(5,578,733)
Controlled investments	329,584	(38,994,357)	38,566,519	(48,451,471)
Total net change in unrealized gains (losses)	3,939,459	(73,563,633)	36,001,008	(69,832,774)
Change in provision for deferred taxes on unrealized (appreciation)/ depreciation on investments	-	(85,664)	-	(85,664)
Loss on extinguishment of debt (see Note 5)	-	(895,033)	(122,355)	(1,784,183)
Total realized and unrealized gains (losses)	4,100,385	(74,644,445)	(10,667,197)	(73,547,372)

Net Increase (Decrease) in Net Assets Resulting from Operations	$7,787,406	$(78,860,095)	$1,349,555	$(74,690,262)

Weighted Average Basic and diluted earnings per common share	$2.87	$(28.95)	$0.50	$(27.42)
Weighted Average Basic and diluted net investment income (loss) per common share	$1.36	$(1.55)	$4.42	$(0.42)
Weighted Average Common Shares Outstanding - Basic and Diluted (see Note 11)	2,716,627	2,723,711 (1)	2,720,226	2,723,711 (1)

(1)	Basic and diluted shares has been adjusted for 2020 to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis, as described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock			Total
	Shares(1)	Par Amount(1)	Capital in Excess of Par Value(1)	Distributable Earnings/ (Loss)	Total Net Assets
Balance at December 31, 2019	2,723,711	$2,724	$673,584,467	$(452,984,828)	$220,602,363

OPERATIONS
Net investment income (loss)	-	-	-	(4,215,650)	(4,215,650)
Net realized gains (losses) on investments	-	-	-	(100,115)	(100,115)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(73,563,633)	(73,563,633)
Change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(85,664)	(85,664)
Net loss on extinguishment of debt	-	-	-	(895,033)	(895,033)
Total Increase (Decrease) in Net Assets	-	-	-	(78,860,095)	(78,860,095)

Balance at March 31, 2020	2,723,711	$2,724	$673,584,467	$(531,844,923)	$141,742,268

Balance at December 31, 2020	2,723,709	$2,724	$672,381,617	$(528,202,675)	$144,181,666

OPERATIONS
Net investment income (loss)	-	-	-	3,687,021	3,687,021
Net realized gains (losses) on investments	-	-	-	160,926	160,926
Net change in unrealized appreciation (depreciation) on investments	-	-	-	3,939,459	3,939,459
	-	-	-	7,787,406	7,787,406
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(19,773)	(20)	(791,927)	-	(791,947)
	(19,773)	(20)	(791,927)	-	(791,947)
Total Increase (Decrease) in Net Assets	(19,773)	(20)	(791,927)	7,787,406	6,995,459

Balance at March 31, 2021	2,703,936	2,704	671,589,690	(520,415,269)	151,177,125

(1)	Shares of Common Stock, Par Amount, and Capital in Excess of Par Value have been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis, as described in Note 1.

PHENIXFIN CORPORATION

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock			Total
	Shares(1)	Par Amount(1)	Capital in Excess of Par Value(1)	Distributable Earnings/ (Loss)	Total Net Assets
Balance at September 30, 2019	2,723,711	$2,724	$673,584,467	$(457,154,661)	$216,432,530

OPERATIONS
Net investment income (loss)	-	-	-	(1,142,890)	(1,142,890)
Net realized gains (losses) on investments	-	-	-	(1,844,751)	(1,844,751)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(69,832,774)	(69,832,774)
Change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(85,664)	(85,664)
Net loss on extinguishment of debt	-	-	-	(1,784,183)	(1,784,183)
Total Increase (Decrease) in Net Assets	-	-	-	(74,690,262)	(74,690,262)

Balance at March 31, 2020	2,723,711	$2,724	$673,584,467	$(531,844,923)	$141,742,268

Balance at September 30, 2020	2,723,709	$2,724	$672,381,617	$(521,764,824)	$150,619,517

OPERATIONS
Net investment income (loss)	-	-	-	12,016,752	12,016,752
Net realized gains (losses) on investments	-	-	-	(46,545,850)	(46,545,850)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	36,001,008	36,001,007
Net loss on extinguishment of debt	-	-	-	(122,355)	(122,354)
	-	-	-	1,349,555	1,349,555
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(19,773)	(20)	(791,927)	-	(791,947)
	(19,773)	(20)	(791,927)	-	(791,947)
Total Increase (Decrease) in Net Assets	(19,773)	(20)	(791,927)	1,349,555	557,608

Balance at March 31, 2021	2,703,936	2,704	671,589,690	(520,415,269)	151,177,125

(1)	Shares of Common Stock, Par Amount, and Capital in Excess of Par Value have been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis, as described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31
	2021	2020

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$1,349,555	$(74,690,262)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investment increases due to payment-in-kind interest	(170,029)	(1,738,277)
Net amortization of premium (discount) on investments	(2,114)	(60,113)
Amortization of debt issuance cost	68,025	2,358,649
Net realized (gains)/losses on investments	46,545,850	1,844,751
Net deferred income taxes	-	85,664
Net unrealized (gains)/losses on investments	(36,001,008)	69,832,774
Proceeds from sale and settlements of investments	74,912,948	84,358,204
Purchases, originations and participations	(6,786,640)	(13,244,147)
Loss on extinguishment of debt	122,355	1,784,183
(Increase)/decrease in operating assets:
Other assets	882,835	2,007,655
Interest receivable	324,869	1,103,450
Other receivable	(398,551)	-
Receivable for dispositions and investments sold	-	406,799
Fees receivable	12,500	63,623
Increase/(decrease) in operating liabilities:
Accounts payable and accrued expenses	(1,189,946)	(9,698,337)
Interest and fees payable	(801,805)	(2,102,943)
Management and incentive fees payable, net	(1,392,022)	(589,904)
Administrator expenses payable	(62,007)	(285,423)
Deferred revenue	20,441	(65,919)
Due to affiliate	(53,083)	151,916
Net cash provided by (used in) operating activities	77,382,173	61,522,343
Cash Flows from Financing Activities:
Paydowns on debt	(74,151,823)	(84,701,839)
Debt issuance costs paid	296,438	-
Repurchase of common shares	(956,205)	-
Net cash provided by (used in) financing activities	(74,811,590)	(84,701,839)
Net increase/(decrease) in cash and cash equivalents	2,570,583	(23,179,496)
Cash and cash equivalents, beginning of period	56,522,148	84,283,903
Cash and cash equivalents, end of period	$59,092,731	$61,104,407

Supplemental information:
Interest paid during the period	$4,079,500	$9,318,341

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of March 31, 2021

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

Alpine SG, LLC(8)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	$4,715,809	$4,715,808	$4,715,808	3.12%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	472,087	472,087	472,087	0.31%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14) (16)	11/16/2022	2,277,293	2,277,293	2,277,293	1.51%
				7,465,189	7,465,188	7,465,188	4.94%

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	9/25/2023	4,387,500	4,387,500	4,299,750	2.84%
				4,387,500	4,387,500	4,299,750	2.84%

Autosplice, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash & 2.00% PIK, 1.00% LIBOR Floor) (14)	4/30/2022	12,039,457	12,039,457	11,317,089	7.49%
				12,039,457	12,039,457	11,317,089	7.49%

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		1	416,250	-	0.00%
				1	416,250	-	0.00%

CM Finance SPV, LLC	Energy: Oil & Gas	Unsecured Debt(10)		101,463	101,463	-	0.00%
				101,463	101,463	-	0.00%

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	7/28/2025	2,607,062	2,599,397	2,457,156	1.63%
				2,607,062	2,599,397	2,457,156	1.63%

Crow Precision Components, LLC	Aerospace & Defense	Equity - 350 Common Units		350	700,000	123,000	0.08%
				350	700,000	123,000	0.08%

DataOnline Corp.(8)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	11/13/2025	4,950,000	4,950,000	4,851,000	3.21%
		Revolving Credit Facility (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14) (16)	11/13/2025	607,143	607,143	592,857	0.39%
				5,557,143	5,557,143	5,443,857	3.60%

Dream Finders Homes, LLC(11)	Construction & Building	Preferred Equity (8.00% PIK)		4,622,101	4,622,101	4,390,996	2.90%
				4,622,101	4,622,101	4,390,996	2.90%

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)(10)		4,049,398	4,049,398	2,794,085	1.85%
		Equity - 150 Common Units		150	-	-	0.00%
				4,049,548	4,049,398	2,794,085	1.85%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest(13)		380	151,337	-	0.00%
				380	151,337	-	0.00%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 7.37% Cash, 1.00% LIBOR Floor)(14)	6/27/2023	3,185,304	3,185,304	3,153,451	2.09%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 7.37% Cash, 1.00% LIBOR Floor)(14)	6/27/2023	9,230,102	9,230,102	9,137,801	6.04%
				12,415,406	12,415,406	12,291,252	8.13%

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2022	11,723,406	11,723,406	11,723,406	7.75%
				11,723,406	11,723,406	11,723,406	7.75%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(15)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt(10)(12)	12/31/2021	646,963	646,963	-	0.00%
		Unsecured Debt(10)(12)	6/30/2022	761,905	761,905	-	0.00%
				1,408,868	1,408,868	-	0.00%

Redwood Services Group, LLC(8)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(16)	6/6/2023	175,000	175,000	157,500	0.10%
				175,000	175,000	157,500	0.10%

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (8.00% Cash)(10)	8/31/2021	361,250	343,931	-	0.00%
				361,250	343,931	-	0.00%

Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		3,434,170	566,475	-	0.00%
				3,434,170	566,475	-	0.00%

SFP Holding, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	9/1/2022	4,755,716	4,755,716	4,708,159	3.11%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	9/1/2022	1,843,840	1,843,840	1,825,402	1.21%
		Equity - 101,165.93 Common Units in CI (Summit) Investment Holdings LLC		101,166	1,067,547	918,587	0.61%
				6,700,722	7,667,103	7,452,148	4.93%

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		700,000	700,000	-	0.00%
				700,000	700,000	-	0.00%

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		263,814	263,814	186,680	0.12%
				263,814	263,814	186,680	0.12%

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)(18)	8/18/2025	1,000,000	989,936	1,000,000	0.66%
				1,000,000	989,936	1,000,000	0.66%

Thryv, Inc. (11)	Services: Business	Senior Secured First Lien Term Loan B (LIBOR + 8.5% Cash, 1.00% LIBOR Floor)(18)	3/1/2026	7,000,000	6,790,969	7,000,000	4.63%
				7,000,000	6,790,969	7,000,000	4.63%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00%, 1.00% LIBOR Floor) (14)	4/28/2023	1,014,440	951,629	1,014,440	0.67%
		Equity - 5,441 Class A Units		5,441	302,464	44,888	0.03%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	6,506	361,667	53,609	0.04%
				1,026,387	1,615,760	1,112,937	0.74%

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	9/26/2024	3,473,866	3,473,866	3,473,866	2.30%
		Equity - 1,500 Common Units		1,500	1,500,000	10,594,200	7.01%
				3,475,366	4,973,866	14,068,066	9.31%

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(9)		518,283	518,283	-	0.00%
				518,283	518,283	-	0.00%

Subtotal Non-Controlled/Non-Affiliated Investments				$98,810,232	$95,301,443	$93,283,110	61.70%

Affiliated Investments:(6)

1888 Industrial Services, LLC(8)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(10) (14)	9/30/2021	9,946,740	9,473,066	-	0.00%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(10) (14)	9/30/2021	25,937,520	19,468,870	-	0.00%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00%, 1.00% LIBOR Floor)(10) (14)	9/30/2021	1,231,932	1,191,257	1,231,932	0.81%
		Revolving Credit Facility (LIBOR +5.00%, 1.00% LIBOR Floor) (14) (16)	9/30/2021	3,554,069	3,554,069	3,554,069	2.36%
		Equity - 17,493.63 Class A Units		21,562	-	-	0.00%
				40,691,823	33,687,262	4,786,001	3.17%

Black Angus Steakhouses, LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	6/30/2022	758,929	758,929	758,929	0.50%
		Senior Secured First Lien Term Loan (LIBOR + 9.00% PIK, 1.00% LIBOR Floor)(10) (13)	6/30/2022	8,412,596	7,767,533	2,061,086	1.37%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 9.00% Cash, 1.00% LIBOR Floor) (13) (16)	6/30/2022	1,500,000	1,500,000	1,500,000	0.99%
				10,671,525	10,026,462	4,320,015	2.86%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Caddo Investors Holdings 1 LLC(11)	Forest Products & Paper	Equity - 6.15% Membership Interest(19)		2,528,826	2,528,826	3,769,861	2.49%
				2,528,826	2,528,826	3,769,861	2.49%

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(10)(15)	12/31/2021	12,930,235	7,824,975	-	0.00%
		Equity - 12,350,000 Class A Units		12,350,000	-	-	0.00%
				25,280,235	7,824,975	-	0.00%

JFL-NGS Partners, LLC	Construction & Building	Equity - 57,300 Class B Units		57,300	57,300	29,961,371	19.82%
				57,300	57,300	29,961,371	19.82%

JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred (6.00% PIK)		1,310,649	1,310,649	1,310,649	0.87%
		Equity - 129,588 Class B Units		129,588	129,588	9,036,653	5.99%
				1,440,237	1,440,237	10,347,302	6.86%

Kemmerer Operations, LLC(8)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	2,051,705	2,051,705	2,051,705	1.36%
		Senior Secured First Lien Delayed Draw Term Loan (15.00% PIK) (16)	6/21/2023	244,512	244,512	244,513	0.16%
		Equity - 6.7797 Common Units		7	962,717	200,880	0.13%
				2,296,224	3,258,934	2,497,098	1.65%

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(10) (13)	10/11/2021	5,905,080	5,905,080	5,143,325	3.40%
		Senior Secured First Lien Term Loan B (LIBOR + 13.00% PIK, 1.00% LIBOR Floor)(10) (13)	10/11/2021	7,783,840	6,599,918	1,019,683	0.67%
		Warrants - 7.68% of Outstanding Equity		123,867	499,751	-	0.00%
				13,812,787	13,004,749	6,163,008	4.07%

URT Acquisition Holdings Corporation	Services: Business	Unsecured Debt (10.00% Cash)(17)	12/4/2024	2,109,589	2,109,589	2,098,484	1.39%
		Warrants		28,912	-	-	0.00%
				2,138,501	2,109,589	2,098,484	1.39%

US Multifamily, LLC (11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	6/17/2021	2,577,418	2,577,418	2,577,417	1.70%
		Equity - 33,300 Preferred Units		33,300	3,330,000	1,713,279	1.13%
				2,610,718	5,907,418	4,290,696	2.83%

Subtotal Affiliated Investments				$101,528,176	$79,845,752	$68,233,836	45.14%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Controlled Investments:(7)

NVTN LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00%Cash, 1.00% LIBOR Floor)(10) (13) (16)	11/9/2021	6,565,875	6,565,875	4,445,097	2.94%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 4.00% Cash, 1.00% LIBOR Floor) (13) (16)	12/31/2024	2,500,000	2,495,374	2,282,500	1.51%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(10) (13)	11/9/2021	14,963,195	12,305,096	-	0.00%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(10) (13)	11/9/2021	10,014,223	7,570,054	-	0.00%
		Equity - 787.4 Class A Units		9,550,922	9,550,922	-	0.00%
				43,594,215	38,487,321	6,727,597	4.45%

Subtotal Control Investments				$43,594,215	$38,487,321	$6,727,597	4.45%

Total Investments, March 31, 2021				$243,932,623	$213,634,516	$168,244,543	111.29%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.

(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $45,631,338.

The tax cost basis of investments is $213,875,881 as of March 31, 2021.

(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(5)	Percentage is based on net assets of $151,177,125 as of March 31, 2021.

(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.

(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(8)	The investment has an unfunded commitment as of March 31, 2021 (see Note 8), and fair value includes the value of any unfunded commitments.

(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.

(10)	The investment was on non-accrual status as of March 31, 2021.

(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of March 31, 2021, 8.17% of the Company's portfolio investments were non-qualifying assets.

(12)	Security is non-income producing.

(13)	The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (“LIBOR”) floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of March 31, 2021 was 0.11%.

(14)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of March 31, 2021 was 0.19%.

(15)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of March 31, 2021 was 0.19%.

(16)	This investment earns 0.50% commitment fee on all unused commitment as of March 31, 2021, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(17)	In lieu of paying 10.00% Cash, URT Acquisition Holdings Corporation may elect to pay 12.00% PIK. This security has been paying 10.00% Cash since 12/31/20.

(18)	This investment represents a Level 2 security in the ASC 820 table as of March 31, 2021 (see Note 4).

(19)	As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment.

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2020

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)	11/16/2022	4,715,809	4,715,809	4,466,815	3.0%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	11/16/2022	472,087	472,087	472,087	0.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)	11/16/2022	2,277,293	2,277,293	2,157,052	1.4%
		Revolving Credit Facility (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)(15)	11/16/2022	1,000,000	1,000,000	947,200	0.6%
				8,465,189	8,465,189	8,043,154

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	9/25/2023	4,387,500	4,387,500	3,948,750	2.6%
				4,387,500	4,387,500	3,948,750

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	12/17/2021	12,780,349	12,780,349	11,898,505	7.9%
				12,780,349	12,780,349	11,898,505

Avantor, Inc.(10)	Wholesale	Equity - 13,695 Common Units(16)		—	9,553,793	12,277,988	8.2%
				—	9,553,793	12,277,988

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

CM Finance SPV, LLC	Banking, Finance, Insurance & Real Estate	Unsecured Debt	6/24/2021	101,463	101,463	101,463	0.1%
				101,463	101,463	101,463

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(12)	7/28/2025	2,607,062	2,598,252	2,219,392	1.5%
				2,607,062	2,598,252	2,219,392

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)
Crow Precision Components, LLC	Aerospace & Defense	Equity - 350 Common Units		—	700,000	723,131	0.5%
				—	700,000	723,131

CT Technologies Intermediate Holdings, Inc.(11)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	12/1/2022	7,500,000	7,500,000	6,832,500	4.5%
				7,500,000	7,500,000	6,832,500

DataOnline Corp.(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	11/13/2025	4,962,500	4,962,500	4,786,331	3.2%
		Revolving Credit Facility (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)(15)	11/13/2025	535,714	535,714	510,357	0.3%
				5,498,214	5,498,214	5,296,688

Dream Finders Homes, LLC	Construction & Building	Preferred Equity (8.00% PIK)		4,531,472	4,531,472	3,928,786	2.6%
				4,531,472	4,531,472	3,928,786

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)		3,969,998	3,969,998	3,969,998	2.6%
		Equity - 150 Common Units		—	—	1,960,830	1.3%
				3,969,998	3,969,998	5,930,828

Global Accessories Group, LLC(11)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	—	0.0%
				—	151,337	—

Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 7.37% Cash, 1.00% LIBOR Floor)(13)	6/27/2023	3,219,964	3,219,964	2,994,565	2.0%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 7.37% Cash, 1.00% LIBOR Floor)(13)	6/27/2023	9,330,056	9,330,056	8,676,952	5.8%
				12,550,020	12,550,020	11,671,517	—

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	8/18/2022	12,098,406	12,098,406	11,987,100	8.0%
				12,098,406	12,098,406	11,987,100

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)
Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(17)	2/19/2024	—	955,680	—	0.0%
				—	955,680	—

Manna Pro Products, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	12/8/2023	5,343,674	5,343,674	5,123,515	3.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	12/8/2023	1,085,219	1,085,219	1,040,508	0.7%
				6,428,893	6,428,893	6,164,023

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(9) (14)(21)	7/8/2020	2,777,366	2,103,712	186,083	0.1%
				2,777,366	2,103,712	186,083

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt(18)	7/31/2020	704,106	704,106	—	0.0%
		Unsecured Debt(18)	7/31/2021	761,905	761,905	—	0.0%
				1,466,011	1,466,011	—

Redwood Services Group, LLC(7)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)(15)	6/6/2023	700,000	700,000	647,500	0.4%
				700,000	700,000	647,500

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (8.00% Cash)(9)	8/31/2021	488,750	465,319	—	0.0%
				488,750	465,319	—

Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		—	566,475	686,834	0.5%
				—	566,475	686,834

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	9/1/2022	4,776,955	4,776,955	4,733,962	3.1%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	9/1/2022	1,852,522	1,852,522	1,835,850	1.2%
		Equity - 101,165.93 Common Units in CI (Summit) Investment Holdings LLC		—	1,067,546	657,578	0.4%
				6,629,477	7,697,023	7,227,390

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		—	700,000	343,000	0.2%
				—	700,000	343,000

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		—	263,814	150,374	0.1%
				—	263,814	150,374

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	8/18/2025	1,000,000	989,935	926,500	0.6%
				1,000,000	989,935	926,500	—

URT Acquisition Holdings Corporation	Services: Business	Unsecured Debt (10.00% PIK)	6/23/2021	2,567,929	2,567,929	2,567,929	1.7%
				2,567,929	2,567,929	2,567,929

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00% PIK, 1.00% LIBOR Floor)(13)	4/28/2023	1,014,440	951,628	1,014,440	0.7%
		Equity - 5,441 Class A Units		—	302,464	12,841	0.0%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	—	361,667	15,354	0.0%
				1,014,440	1,615,759	1,042,635

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	9/26/2024	3,519,878	3,519,878	3,519,878	2.3%
		Equity - 1,500 Common Units		—	1,500,000	6,000,000	4.0%
				3,519,878	5,019,878	9,519,878

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(8)		—	518,283	—	0.0%
				—	518,283	—

Subtotal Non-Controlled/Non-Affiliated Investments				$101,082,417	$117,360,954	$114,321,948

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Affiliated Investments:(20)

1888 Industrial Services, LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(9)(13)	9/30/2021	9,946,741	9,473,067	—	0.0%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(9)(13)	9/30/2021	25,937,520	19,468,870	—	0.0%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00%, 1.00% LIBOR Floor)(9)(13)	9/30/2021	1,231,932	1,191,257	1,166,763	0.8%
		Revolving Credit Facility (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)(15)	9/30/2021	3,554,069	3,554,069	3,554,069	2.4%
		Equity - 17,493.63 Class A Units		—	—	—	0.0%
				40,670,262	33,687,263	4,720,832

Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00% PIK)(9)(21)	7/22/2020	11,105,630	8,446,385	1,110,563	0.7%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		971,200	971,200	—	0.0%
		Equity - 16 Common Units		—	—	—	0.0%
				14,476,830	11,817,585	1,110,563

Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	12/31/2020	758,929	758,929	758,929	0.5%
		Senior Secured First Lien Term Loan (LIBOR + 9.00% PIK, 1.00% LIBOR Floor)(9)(12)	12/31/2020	8,412,596	7,767,532	5,047,557	3.4%

		Equity - 17.9% Membership Interest		—	—	—	0.0%
				9,171,525	8,526,461	5,806,486

Caddo Investors Holdings 1 LLC(10)	Forest Products & Paper	Equity - 6.15% Membership Interest(19)		—	2,528,826	2,990,776	2.0%
				—	2,528,826	2,990,776	—

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK) (9)(14)	12/31/2021	12,930,235	7,824,974	905,116	0.6%
		Equity - 12,350,000 Class A Units		—	—	—	0.0%
				12,930,235	7,824,974	905,116

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		1,795,034	1,795,034	1,795,034	1.2%
		Preferred Equity - A-1 Preferred (3.00% PIK)		232,292	232,292	232,292	0.2%
		Equity - 57,300 Class B Units		—	57,300	38,780,067	25.7%
				2,027,326	2,084,626	40,807,393	—

JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred (6.00% PIK)		1,310,649	1,310,649	1,310,649	0.9%
		Equity - 129,588 Class B Units		—	129,588	4,535,580	3.0%
				1,310,649	1,440,237	5,846,229	—

Kemmerer Operations, LLC(7)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	2,051,705	2,051,705	2,051,705	1.4%
		Senior Secured First Lien Delayed Draw Term Loan (15.00% PIK)	6/21/2023	515,699	515,699	515,699	0.4%
		Equity - 6.7797 Common Units		—	962,717	962,717	0.6%
				2,567,404	3,530,121	3,530,121

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(12)	10/11/2021	5,905,080	5,905,080	5,905,080	3.9%
		Senior Secured First Lien Term Loan B (LIBOR + 13.00% PIK, 1.00% LIBOR Floor)(9)(12)	10/11/2021	7,783,840	6,599,918	6,794,514	4.5%
		Warrants - 7.68% of Outstanding Equity	1/9/2027	—	499,751	—	0.0%
				13,688,920	13,004,749	12,699,594

US Multifamily, LLC(10)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	6/17/2021	5,123,913	5,123,913	5,123,913	3.4%
		Equity - 33,300 Preferred Units		—	3,330,000	1,332,000	0.9%
				5,123,913	8,453,913	6,455,913

Subtotal Affiliated Investments				$101,967,064	$92,898,755	$84,873,023

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)
Controlled Investments:(5)

MCC Senior Loan Strategy JV I LLC(10)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	79,887,500	41,018,500	27.2%
				—	79,887,500	41,018,500
NVTN LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(9)(12)	12/31/2024	6,565,875	6,565,875	4,530,078	3.0%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(9)(12)	12/31/2024	2,000,000	1,995,374	2,000,000	1.3%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(9)(12)	12/31/2024	14,963,195	12,305,096	—	0.0%

		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(9)(12)	12/31/2024	10,014,223	7,570,054	—	0.0%
		Equity - 787.4 Class A Units		—	9,550,922	—	0.0%
				33,543,293	37,987,321	6,530,078

Subtotal Control Investments				$33,543,293	$117,874,821	$47,548,578

Total Investments, September 30, 2020				$236,592,774	$328,134,530	$246,743,549	163.8%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.

(3)	Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for U.S. federal income tax purposes totaled $53,757,923, $134,877,746, and $81,119,823, respectively. The tax cost basis of investments is $327,863,372 as of September 30, 2020.

(4)	Percentage is based on net assets of $150,619,517 as of September 30, 2020.

(5)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(7)	The investment has an unfunded commitment as of September 30, 2020 (see Note 8),and includes an analysis of the value of any unfunded commitments.

(8)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.

(9)	The investment was on non-accrual status as of September 30, 2020.

(10)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2020, 25.4% of the Company’s portfolio investments were non-qualifying assets.

(11)	A portion of this investment was sold via a participation agreement. The amount stated is the portion retained by the Company (see Note 3).

(12)	The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (“LIBOR”) floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2020 was 0.15%.

(13)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2020 was 0.23%.

(14)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2020 was 0.24%.

(15)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2020 and is recorded as a component of interest income on the Consolidated Statements of Operations.

(16)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2020 (see Note 4).

(17)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2020 (see Note 4).

(18)	Security is non-income producing.

(19)	As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment.

(20)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.

(21)	The investment was past due as of September 30, 2020.

See accompanying notes to consolidated financial statements.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

March 31, 2021

(unaudited)

Note 1. Organization

PhenixFIN Corporation (f/k/a Medley Capital Corporation) (“PhenixFIN”, the “Company,” “we” and “us”) is a non-diversified closed-end management investment company incorporated in Delaware that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected, and intends to qualify annually, to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). On November 18, 2020, the board of directors of the Company approved the adoption of an internalized management structure, effective January 1, 2021. Until close of business on December 31, 2020 we were externally managed and advised by MCC Advisors LLC (“MCC Advisors”), pursuant to an investment management agreement. MCC Advisors is a wholly owned subsidiary of Medley LLC, which is controlled by Medley Management Inc. (NYSE: MDLY), a publicly traded asset management firm (“MDLY”), which in turn is controlled by Medley Group LLC, an entity wholly owned by the senior professionals of Medley LLC. We use the term “Medley” to refer collectively to the activities and operations of Medley Capital LLC, Medley LLC, MDLY, Medley Group LLC, MCC Advisors, associated investment funds and their respective affiliates herein. Effective January 1, 2021 the Company is managed pursuant to an internalized management structure.

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

The Company has formed and expects to continue to form certain taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. These Taxable Subsidiaries allow us to, among other things, hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

The Company’s investment objective is to generate current income and capital appreciation. The management team seeks to achieve this objective primarily through making loans, private equity or other investments in privately-held companies. The Company may also make debt, equity or other investments in publicly-traded companies. (These investments may also include investments in other BDCs, closed-end funds or REITs.) We may also pursue other strategic opportunities and invest in other assets or operate other businesses to achieve our investment objective. The portfolio generally consists of senior secured first lien term loans, senior secured second lien term loans, senior secured bonds, preferred equity and common equity. Occasionally, we will receive warrants or other equity participation features which we believe will have the potential to increase total investment returns. Our loan and other debt investments are primarily rated below investment grade or are unrated. Investments in below investment grade securities are considered predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal when due.

Reverse Stock Split; Authorized Share Reduction

At the Company’s 2020 Annual Meeting of Stockholders held on June 30, 2020 (the “2020 Annual Meeting”), stockholders approved a proposal to grant discretionary authority to the Company’s board of directors to amend the Company’s Certificate of Incorporation (the “Certificate of Incorporation”) to effect a reverse stock split of its common stock, of 1-20 (the “Reverse Stock Split”) and with the Reverse Stock Split to be effective at such time and date, if at all, as determined by the board of directors, but not later than 60 days after stockholder approval thereof and, if and when the reverse stock split is effected, reduce the number of authorized shares of common stock by the approved reverse stock split ratio (the “Authorized Share Reduction”).

Following the 2020 Annual Meeting, on July 7, 2020, the board of directors determined that it was in the best interests of the Company and its stockholders to implement the Reverse Stock Split and the Authorized Share Reduction. Accordingly, on July 13, 2020, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split and the Authorized Share Reduction.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

Note 2. Significant Accounting Policies

Basis of Presentation

The Company is an investment company following the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the consolidated accounts of the Company and its wholly owned subsidiaries PhenixFIN Small Business Fund, LP (f/k/a Medley Small Business Fund, LP) (“PhenixFIN Small Business Fund”) and PhenixFIN SLF Funding I LLC (f/k/a Medley SLF Funding I LLC) (“PhenixFIN SLF”), and its wholly owned Taxable Subsidiaries. All references made to the “Company,” “we,” and “us” herein include PhenixFIN Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, which are of a normal recurring nature, that are necessary for the fair presentation of financial results as of and for the periods presented. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended September 30, 2020. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2021.

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

Debt Issuance Costs

Debt issuance costs incurred in connection with any credit facilities and unsecured notes (see Note 5) are deferred and amortized over the life of the respective credit facility or instrument.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended March 31, 2021, the Company earned approximately $0 and $0.2 million in PIK interest, respectively. For the three and six months ended March 31, 2020, the Company earned approximately $0.8 million and $2.5 million in PIK interest, respectively.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. For the three and six months ended March 31, 2021, fee income was approximately $0.2 million and $0.6 million, respectively (see Note 9). For the three and six months ended March 31, 2020, fee income was approximately $0.1 million and $0.4 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. There were no realized gains or losses related to non-cash restructuring transactions during the three and six months ended March 31, 2021 and 2020. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

Note 2. Significant Accounting Policies (continued)

Revenue Recognition (continued)

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At March 31, 2021, certain investments in ten portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $16.7 million, or 9.9% of the fair value of our portfolio. At September 30, 2020, certain investments in eight portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $21.7 million, or 8.8% of the fair value of our portfolio.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

Note 2. Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements (continued)

In May 2020, the SEC adopted rule amendments that impacted the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules became effective January 1, 2021. The Company evaluated the impact of the Final Rules and determined its impact not to be material and began voluntary compliance with the Final Rules since the quarter ended June 30, 2020.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There was no provision for federal excise tax at March 31, 2021 and March 31, 2020.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of March 31, 2021 and September 30, 2020, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the three and six months ended March 31, 2021 the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments. By comparison, for the three and six months ended March 31, 2020, the Company recorded a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments of $0.1 million for each respective period.

As of March 31, 2021 and September 30, 2020, the Company had a deferred tax asset of $21.0 million and $22.8 million, respectively, consisting primarily of net operating losses and net unrealized losses on the investments held within its Taxable Subsidiaries. As of March 31, 2021 and September 30, 2020, the Company has booked a valuation allowance of $21.0  million and $22.8 million, respectively, against its deferred tax asset.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at March 31, 2021.  Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and applicable state tax authorities.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

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

Note 3. Investments

The composition of our investments as of March 31, 2021 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$167,149	78.2%	$93,291	55.5%
Senior Secured Second Lien Term Loans	7,977	3.7	7,757	4.6
Unsecured Debt	3,964	1.9	2,098	1.2
Equity/Warrants	34,545	16.2	65,099	38.7
Total Investments	$213,635	100.0%	$168,245	100.0%

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

Note 3. Investments (continued)

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At March 31, 2021 and September 30, 2020, the total fair value of warrants was $53,609 and $15,354, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the three months ended March 31, 2021, the Company did not acquire warrants in existing portfolio companies, and during the six months ended March 31, 2021, the Company acquired warrants in 1 existing portfolio company. During the three and six months ended March 31, 2020, the Company had no warrant activity.

For the three and six months ended March 31, 2021, there was $28,186 and $38,255, respectively, of unrealized appreciation related to warrants, which was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. For the three and six months ended March 31, 2020, there was $24,983 and $24,983, respectively, of unrealized depreciation related to warrants, which was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2021 (dollars in thousands):

	Fair Value	Percentage
Construction & Building	$34,353	20.4%
Services: Business	31,980	19.0
Consumer goods: Durable	14,068	8.4
High Tech Industries	13,909	8.3
Automotive	12,430	7.4
Containers, Packaging & Glass	11,723	7.0
Hotel, Gaming & Leisure	11,048	6.6
Healthcare & Pharmaceuticals	10,463	6.2
Environmental Industries	10,347	6.1
Energy: Oil & Gas	4,786	2.8
Banking, Finance, Insurance & Real Estate	4,291	2.6
Forest Products & Paper	3,770	2.2
Aerospace & Defense	2,580	1.5
Metals & Mining	2,497	1.5
Wholesale	-	0.0
Total	$168,245	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2020 (dollars in thousands):

	Fair Value	Percentage
Construction & Building	$51,964	21.1%
Multisector Holdings	41,019	16.6
High Tech Industries	26,165	10.6
Healthcare & Pharmaceuticals	23,481	9.5
Services: Business	21,841	8.9
Hotel, Gaming & Leisure	12,337	5.0
Wholesale	12,278	5.0
Containers, Packaging & Glass	11,987	4.8
Consumer goods: Durable	9,520	3.8
Banking, Finance, Insurance & Real Estate	6,557	2.7
Consumer goods: Non-durable	6,164	2.5
Environmental Industries	5,846	2.4
Energy: Oil & Gas	5,626	2.3
Metals & Mining	3,530	1.4
Forest Products & Paper	2,991	1.2
Aerospace & Defense	2,942	1.2
Media: Broadcasting & Subscription	1,110	0.5
Automotive	1,043	0.4
Retail	343	0.1
Total	$246,744	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

Note 3. Investments (continued)

The following table shows the portfolio composition by geographic location at fair value at March 31, 2021 (dollars in thousands):

	Fair Value	Percentage
West	$56,862	33.9%
Northeast	44,996	26.7
Southeast	29,005	17.2
Southwest	21,240	12.6
Midwest	15,955	9.5
Mid-Atlantic	187	0.1
Total	$168,245	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2020 (dollars in thousands):

	Fair Value	Percentage
Northeast	$98,555	39.9%
West	55,400	22.5
Southeast	42,321	17.1
Midwest	27,574	11.2
Mid-Atlantic	13,334	5.4
Southwest	9,560	3.9
Total	$246,744	100.0%

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

Note 3. Investments (continued)

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the six months ended March 31, 2021 and 2020 were as follows:

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2020	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2021	Income Earned
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$-	$-	$-	$-	-	$-	$-
	Senior Secured First Lien Term Loan B	-	-	-	-	-	-	-
	Senior Secured First Lien Term Loan C	1,166,763	-	-	65,169	-	1,231,932	56,464
	Revolving Credit Facility	3,554,069	-	-	-	-	3,554,069	109,155
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	1,110,563	(1,239,335)	-	7,335,821	(7,207,049)	-	-
	Preferred Equity Series A	-	-	-	1,600,000	(1,600,000)	-	-
	Preferred Equity Series AA	-	-	-	800,000	(800,000)	-	-
	Preferred Equity Series AAA	-	-	-	971,200	(971,200)	-	-
Black Angus Steakhouses,LLC	Senior Secured First Lien Delayed Draw Term Loan	758,929	-	-	-	-	758,929	38,368
	Senior Secured First Lien Term Loan	5,047,557	-	-	(2,986,471)	-	2,061,086	-
	Senior Secured First Lien Super Priority DDTL	-	1,500,000	-	-	-	1,500,000	49,012
Caddo Investors Holdings 1 LLC	Equity	2,990,776	-	-	779,085	-	3,769,861	-
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	905,116	-	-	(905,116)	-	-	-
JFL-NGS Partners, LLC	Preferred Equity A-2	1,795,034	(2,110,987)	-	-	315,953	-	(16,377)
	Preferred Equity A-1	232,292	-	-	-	(232,292)	-	(2,119)
	Equity	38,780,067	-	-	(8,818,696)	-	29,961,371	-
JFL-WCS Partners, LLC	Preferred Equity Class A	1,310,649	-	-	-	-	1,310,649	(53,623)
	Equity	4,535,580	-	-	4,501,073	-	9,036,653	-
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,051,705	-	-	-	-	2,051,705	(855)
	Senior Secured First Lien Delayed Draw Term Loan	515,699	(271,186)	-	-	-	244,513	(215)
	Equity	962,717	-	-	(761,837)	-	200,880	-
Path Medical, LLC	Senior Secured First Lien Term Loan A	5,905,080	-	-	(761,755)	-	5,143,325	105,061
	Senior Secured First Lien Term Loan B	6,794,514	-	-	(5,774,831)	-	1,019,683	3,027

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

Note 3. Investments (continued)

Transactions With Affiliated/Controlled Companies (continued)

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2020	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2021	Income Earned
Affiliated Investments
URT Acquisition Holdings Corporation	Unsecured Debt	2,567,929	(500,000)	-	(11,105)	41,660	2,098,484	67,497
US Multifamily, LLC	Senior Secured First Lien Term Loan	5,123,913	(2,546,496)	-	-	-	2,577,417	193,224
	Equity	1,332,000	-	-	381,279	-	1,713,279	-
Total Affiliated Investments		$87,440,952	$(5,168,004)	$-	$(3,586,184)	$(10,452,928)	$68,233,836	$548,619

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2020	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2021	Income Earned
Controlled Investments
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	41,018,500	(39,739,930)		38,869,000	(40,147,570)	-	-
NVTN LLC	Senior Secured First Lien Term Loan	4,530,078	-	-	(84,981)	-	4,445,097	-
	Super Priority Senior Secured First Lien Term Loan	2,000,000	500,000	-	(217,500)	-	2,282,500	-
Total Controlled Investments		$47,548,578	$(39,239,930)	$-	$38,566,519	$(40,147,570)	$6,727,597	$-

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2019	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2020	Income Earned
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First
	Lien Term Loan A	$9,304,145	$168,923	$—	$(9,473,068)	$—	$—	$167,086
	Senior Secured First
	Lien Term Loan B	5,886,892	—	—	(5,886,892)	—	—	—
	Senior Secured First
	Lien Term Loan C	1,170,014	21,243	—	(888,215)	—	303,042	21,011
	Senior Secured First
	Lien Term Loan D	224,456	8,087	—	—	—	232,543	8,084
	Senior Secured First
	Lien Term Loan E	—	838,174	—	—	—	838,174	28,042
	Revolving Credit
	Facility	4,387,025	(945,461)	—	—	—	3,441,564	132,413
	Equity	—	—	—	—	—	—	—
	Senior Secured First

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

Note 3. Investments (continued)

Transactions With Affiliated/Controlled Companies (continued)

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2019	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2020	Income Earned
Affiliated Investments
Access Media Holdings, LLC	Lien Term Loan	2,509,089	—	—	(925,905)	—	1,583,184	—
	Preferred Equity
	Series A	—	—	—	—	—	—	—
	Preferred Equity
	Series AA	—	—	—	—	—	—	—
	Preferred Equity
	Series AAA	(100,800)	—	—	—	—	(100,800)	—
	Equity	—	—	—	—	—	—	—
Caddo Investors Holdings 1
LLC	Equity	2,830,051	—	—	42,392	—	2,872,443	—
Dynamic Energy Services	Senior Secured First
International LLC	Lien Term Loan	1,264,841	—	—	(423,010)	—	841,831	—
	Revolving Credit
	Facility	545,103	(545,103)	—	—	—	—	6,692
	Equity	—	—	—	—	—	—	—
	Preferred Equity A-
JFL-NGS Partners, LLC	2	20,150,684	(9,651,947)	—	—	—	10,498,737	299,304
	Preferred Equity A-
	1	2,607,661	(1,249,040)	—	—	—	1,358,621	38,732
	Equity	19,096,371	—	—	12,099,468	—	31,195,839	—
	Preferred Equity
JFL-WCS Partners, LLC	Class A	1,236,269	74,380	—	—	—	1,310,649	37,984
	Equity	2,755,041	—	—	(451,960)	—	2,303,081	—
	Senior Secured First
Kemmerer Operations, LLC	Lien Term Loan	1,766,511	137,264	—	—	—	1,903,775	137,321
	Senior Secured First
	Lien Delayed Draw
	Term Loan	706,604	(228,088)	—	—	—	478,516	43,003
	Equity	962,717	—	—	—	—	962,717	—
	Senior Secured First
Path Medical, LLC	Lien Term Loan	8,845,167	603,455	—	(72,452)	—	9,376,170	603,235
	Senior Secured First
	Lien Term Loan A	3,047,473	190,063	—	(7,113)	—	3,230,423	189,987
	Senior Secured First
	Lien Term Loan C	344,291	(196,835)	—	97	—	147,553	14,887
	Equity	—	—	—	—	—	—	—
	Senior Secured First

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

Note 3. Investments (continued)

Transactions With Affiliated/Controlled Companies (continued)

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2019	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2020	Income Earned
Affiliated Investments
US Multifamily, LLC	Lien Term Loan	6,670,000	(909,463)	—	—	—	5,760,537	325,921
	Equity	3,330,000	—	—	407,925	—	3,737,925	—
Total Affiliated Investments		$99,539,605	$(11,684,348)	$—	$(5,578,733)	—	$82,276,524	$2,053,702

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2019	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2020	Income Earned
Controlled Investments
MCC Senior Loan Strategy JV I
LLC (1)(2)	Equity	69,948,970	—	—	(28,022,120)	—	41,926,850	3,500,000
	Senior Secured First
NVTN LLC	Lien Term Loan	4,255,990	2,309,885	—	(2,035,797)	—	4,530,078	62,840
	Super Priority Senior
	Secured First Lien
	Term Loan	—	1,995,374	—	4,626	—	2,000,000	1,983
	Senior Secured First
	Lien Term Loan B	7,152,352	—	—	(7,152,352)	—	—	—
	Senior Secured First
	Lien Term Loan C	—	—	—	—	—	—	—
	Equity	—	—	—	—	—	—	—
	Senior Secured
	Second Lien Term
TPG Plastics LLC	Loan	352,984	(352,984)	—	—	—	—	12,806
	Unsecured Debt	278,810	(278,810)	—	—	—	—	6,876
	Unsecured Debt	1,644,751	(1,630,312)	—	1,672,398	(1,686,837)	—	—
	Senior Secured
URT Acquisition Holdings	Second Lien Term
Corporation	Loan	18,905,403	1,594,416	—	(8,003,559)	—	12,496,260	500,767
	Preferred Equity	4,914,667	—	—	(4,914,667)	—	—	—
	Equity	—	—	—	—	—	—	—
Total Controlled Investments		$107,453,927	$3,637,569	$—	$(48,451,471)	$(1,686,837)	$60,953,188	$4,085,272

(1)	The Company and GALIC were the members of MCC JV, a joint venture formed as a Delaware limited liability company that was not consolidated by either member for financial reporting purposes. The members of MCC JV made capital contributions as investments by MCC JV were completed, and all portfolio and other material decisions regarding MCC JV were submitted to MCC JV’s board of managers, which was comprised of an equal number of members appointed by each of the Company and GALIC. Approval of MCC JV’s board of managers required the unanimous approval of a quorum of the board of managers, with a quorum consisting of equal representation of members appointed by each of the Company and GALIC. Because management of MCC JV was shared equally between the Company and GALIC, the Company did not have operational control over MCC JV for purposes of the 1940 Act or otherwise. On October 8, 2020, the Company, GALIC, MCC JV, and an affiliate of Golub entered into a Membership Interest Purchase Agreement pursuant to which a fund affiliated with and managed by Golub concurrently purchased all of the Company’s interest in MCC JV and all of GALIC’s interest in MCC JV.

(2)	Amount of income earned represented distributions from MCC JV to the Company and is a component of dividend income, net of provisional taxes in the Consolidated Statements of Operations.

(3)	The par amount and additional detail are shown in the Consolidated Schedule of Investments.

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the six months ended March 31, 2021 and 2020. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment, as applicable. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the three and six months ended March 31, 2021 and 2020.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

Note 3. Investments (continued)

Loan Participation Sales

The Company may sell portions of its investments via participation agreements to a managed account, managed by an affiliate or non-affiliate of the Company. At March 31, 2021, there were no participation agreements outstanding. At September 30, 2020, there were two participation agreements outstanding with an aggregate fair value of $6.8 million. The transfer of the participated portion of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. In each case, the Company’s loan participation agreements satisfy the following conditions:

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

During the three and six months ended March 31, 2021, the Company did not collect interest and principal payments on behalf of the participant. During the three and six months ended March 31, 2020, the Company collected interest and principal payments on behalf of the participant in aggregate amounts of $0.7 million and $1.4 million, respectively. Under the terms of the participation agreements, the Company will collect and remit periodic payments to the participant equal to the participant’s proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

Note 3. Investments (continued)

MCC Senior Loan Strategy JV I LLC (continued)

Due to the sale transaction on October 8, 2020, the Company no longer held an investment in MCC JV at March 31, 2021. At September 30, 2020, MCC JV had total investments at fair value of $163.1 million. As of September 30, 2020, MCC JV’s portfolio was comprised of senior secured first lien term loans of 45 borrowers. As of September 30, 2020, certain investments in one portfolio company held by MCC JV were on non-accrual status.

Below is a summary of MCC JV’s portfolio, excluding equity investments, as of September 30, 2020, followed by a listing of the individual investments in MCC JV’s portfolio as of September 30, 2020:

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

Note 3. Investments (continued)

MCC Senior Loan Strategy JV I LLC (continued)

Below is certain summarized financial Information for MCC JV as of September 30, 2020, and for the three and six months ended March 31, 2020:

September 30, 2020

Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (amortized cost of $181,365,360)	$163,133,421
Cash	6,055,178
Other assets	1,148,102
Total assets	$170,336,701

Line of credit (net of debt issuance costs of $1,574,115)	$109,745,367
Other liabilities	424,095
Interest payable	549,439
Total liabilities	110,718,901
Members’ capital	59,617,800
Total liabilities and members’ capital	$170,336,701

	For the three months ended March 31,	For the six months ended March 31,
	2020	2020
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total revenues	$4,396,530	$9,183,384
Total expenses	(2,587,114)	(5,321,348)
Net unrealized appreciation/(depreciation)	(27,265,785)	(31,853,365)
Net realized gain/(loss)	(4,915)	(33,951)
Net income/(loss)	$(25,461,284)	$(28,025,280)

Unconsolidated Significant Subsidiaries

The Company evaluated and determined that it had no significant subsidiaries as of March 31, 2021.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of March 31, 2021 (dollars in thousands):

	Fair Value Hierarchy as of March 31, 2021
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$7,000	$86,291	$93,291
Senior Secured Second Lien Term Loans	-	1,000	6,757	7,757
Unsecured Debt	-	-	2,098	2,098
Equity/Warrants	-	-	61,329	61,329
Total	$-	$8,000	$156,475	$164,475
Investments measured at net asset value(1)				3,770
Total Investments, at fair value				$168,245

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended March 31, 2021 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Unsecured Debt	MCC Senior Loan Strategy JV I LLC	Equities/ Warrants	Total
Balance as of September 30, 2020	$106,463	$13,927	$2,669	$41,019	$67,397	$231,475
Purchases and other adjustments to cost	168	-	-	-	-	168
Sales	6,589	(7,504)	(661)	(39,739)	(1,941)	(43,256)
Net realized gains/(losses) from investments	(25,265)	4	24	(40,148)	(3,288)	(68,673)
Net unrealized gains/(losses)	(1,664)	330	66	38,868	(839)	36,761
Balance as of March 31, 2021	$86,291	$6,757	$2,098	$-	$61,329	$156,475

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

Net change in unrealized gain (loss) for the six months ended March 31, 2021 and 2020 included in earnings related to investments still held as of March 31, 2021 and 2020, was approximately $37.3 million and $(69.8) million, respectively.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

Note 4. Fair Value Measurements (continued)

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended March 31, 2021, none of our investments transferred in or out of Level 3. During the six months ended March 31, 2020, none of our investments transferred in or out of Level 3.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of March 31, 2021 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien Term Loans	$4,787	Enterprise Value Analysis	LTM Revenue	0.35x - 0.45x (0.40x)
Senior Secured First Lien Term Loans	2,577	Enterprise Value Analysis / Market Approach (Guideline Comparable)	Expected Proceeds / Capitalization Rate	$8.90 - $17.90 ($13.40)
Senior Secured First Lien Term Loans	6,534	Income Approach (DCF)	Market Yield	7.50% - 8.50% (8.00%)
Senior Secured First Lien Term Loans	11,317	Market Approach	Market Yield	15.50% - 17.50% (16.50%)
Senior Secured First Lien Term Loans	4,320	Market Approach	EBITDA Multiple	4.00x - 5.00x (4.50x)
Senior Secured First Lien Term Loans	7,465	Market Approach (DCF)	Market Yield	6.26% - 6.76% (6.51%)
Senior Secured First Lien Term Loans	41,487	Market Approach (Guideline Comparable)	Market Yield	6.00% - 17.00% (9.76%)
Senior Secured First Lien Term Loans	2,296	Market Approach (Guideline Comparable)	EBITDA Multiple	1.75x - 2.75x (2.25x)
Senior Secured First Lien Term Loans	1,020	Market Approach (Guideline Comparable)	Revenue Multiple	0.70x - 0.80x (0.75x)
Senior Secured First Lien Term Loans	1,014	Market Approach (Guideline Comparable)	EBITDA Multiple(1) / Revenue Multiple(1)	5.75x - 6.75x (6.25x)
Senior Secured First Lien Term Loans	3,474	Recent Arms Length	n/a	n/a

Senior Secured Second Lien Term Loans	4,300	Market Approach (Guideline Comparable)/Income Approach (DCF)	EBITDA Multiple	6.50x - 7.50x (7.00x)
Senior Secured Second Lien Term Loans	2,457	Income Approach (DCF)	Market Yield	9.75% - 10.75% (10.25%)

Unsecured Debt	2,098	Market Approach (Guideline Comparable)	Market Yield	10.00% - 11.00% (10.50%)

Equity/Warrants	1,714	Enterprise Value Analysis / Market Approach (Guideline Comparable)	Expected Proceeds / Capitalization Rate	$8.90 - $17.90 ($13.40)
Equity/Warrants	2,794	Market Approach	LTM EBITDA/EV	6.00x - 8.00x (7.00x)
Equity/Warrants	123	Market Approach	EBITDA Multiple(1) / Revenue Multiple(1)	6.88x - 6.88x (6.88x)
Equity/Warrants	51,821	Market Approach (Guideline Comparable)	EBITDA Multiple(1) / Revenue Multiple(1)	0.20x - 10.25x (9.25x)
Equity/Warrants	4,391	Market Approach (Guideline Comparable)	Market Yield	10.75% - 12.25% (11.50%)
Equity/Warrants	388	Market Approach (Guideline Comparable)	EBITDA Multiple	1.75x - 5.50x (3.33x)
Equity/Warrants	98	Market Approach (Guideline Comparable)	EV/CFY Multiple	4.94x - 5.80x (5.37x)
Total	$156,475

(1)	Represents inputs used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

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

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks through calendar year ended 2022. The Earnout and AMI were initially recorded with an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of March 31, 2021 and September 30, 2020, the Company deemed the contingent consideration to be uncollectible.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

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

As of March 31, 2021, the Company’s asset coverage was 295.6% after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

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

The Company’s outstanding debt as of March 31, 2021 and September 30, 2020 was as follows (dollars in thousands):

	March 31, 2021				September 30, 2020
	Aggregate				Aggregate
	Principal	Principal			Principal	Principal
	Amount	Amount	Carrying	Fair	Amount	Amount	Carrying	Fair
	Available	Outstanding	Value	Value	Available	Outstanding	Value	Value
2021 Notes	$-	$-	$-	$-	$74,013	$74,013	$73,803	$73,095
2023 Notes	77,847	77,847	77,296	70,654	77,847	77,847	77,158	72,460
Total	$77,847	$77,847	$77,296	$70,654	$151,860	$151,860	$150,961	$145,555

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

Note 5. Borrowings (continued)

Unsecured Notes (continued)

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

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

Fair Value of Debt Obligations

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of March 31, 2021 and September 30, 2020, the Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As of March 31, 2021 and September 30, 2020, debt issuance costs related to the Notes were as follows (dollars in thousands):

	March 31, 2021		September 30, 2020
	2023		2021	2023
	Notes	Total	Notes	Notes	Total
Total Debt Issuance Costs	$3,102	$3,102	$3,226	$3,102	$6,328
Amortized Debt Issuance Costs	2,551	2,551	3,016	2,406	5,422
Unamortized Debt Issuance Costs	$551	$551	$210	$696	$906

For the three and six months ended March 31, 2021 and 2020, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2021	2020	2021	2020
2021 Notes Interest	$-	$1,203	$668	$2,405
2023 Notes Interest	1,192	1,192	2,385	2,384
2023 Notes Premium	-	(1)	-	(1)
Israeli Notes Interest	-	929	-	2,428
Amortization of debt issuance costs	68	1,109	225	2,360
Total	$1,260	$4,432	$3,278	$9,576
Weighted average stated interest rate	3.3%	6.4%	6.7%	6.4%
Weighted average outstanding balance	$77,847	$207,475	$98,292	$224,716

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

Note 6. Agreements

Investment Management Agreement

We had entered into an investment management agreement with MCC Advisors (the “Investment Management Agreement”), which expired on December 31, 2020. Mr. Brook Taube, our Chairman and Chief Executive Officer through December 31, 2020 and one of our directors through January 21, 2021 and Mr. Seth Taube, one of our directors through January 21, 2021 are both affiliated with MCC Advisors and Medley.

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

For the three and six months ended March 31, 2021, the Company incurred base management fees to MCC Advisors of $0 and $1.1 million, respectively. For the three and six months ended March 31, 2020, the Company incurred base management fees to MCC Advisors of $1.6 million and $3.6 million, respectively.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

Note 6. Agreements (continued)

Incentive Fee (continued)

For purposes of implementing the fee waiver under the Fee Waiver Agreement, we calculated the incentive fee based upon the formula that existed under the Investment Management Agreement, and then applied the terms of waiver set forth in the Fee Waiver Agreement, if applicable.

For the three and six months ended March 31, 2021 and 2020, the Company did not incur any incentive fees on net investment income because pre-incentive fee net investment income did not exceed the hurdle amount under the formula set forth in the Investment Management Agreement.

As of March 31, 2021 and September 30, 2020, $0 and $1.4 million, respectively, were included in “management and incentive fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to the administration agreement, MCC Advisors furnished us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimbursed MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. From time to time, our administrator was able to pay amounts owed by us to third-party service providers and we would subsequently reimburse our administrator for such amounts paid on our behalf. In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services (“U.S. Bancorp”). The administration agreement with MCC Advisors terminated by its terms on December 31, 2020. For the three months ended March 31, 2021, we applied $52,000 for administrative expenses due to U.S. Bancorp to an over accrued administrator expense balance. For the six months ended March 31, 2021, we recorded $0.4 million in administrator expenses. For the three and six months ended March 31, 2020, we incurred $0.6 million and $1.1 million in administrator expenses, respectively.

As of March 31, 2021 and September 30, 2020, $0.1 million and $0.2 million, respectively, were included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

Note 8. Commitments

Insurance Reimbursements Related to Professional Fees

The Company has received insurance proceeds during fiscal year 2021 under its insurance policy relating to the legal expenses associated with the dismissed stockholder class action, captioned as FrontFour Capital Group LLC, et al. v Brook Taube et al. During the three and six months ended March 31, 2021, the Company received $0.2 million and $1.1 million, respectively, of insurance proceeds. The reimbursements have been recorded as an offset or reduction in professional fees and expenses on the Consolidated Statements of Operations.

Unfunded commitments

As of March 31, 2021 and September 30, 2020, we had commitments under loan and financing agreements to fund up to $5.1 million to seven portfolio companies and $3.9 million to five portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2021 and September 30, 2020 is shown in the table below (dollars in thousands):

	March 31, 2021	September 30, 2020
Redwood Services Group, LLC - Revolver	$1,575	$1,050
1888 Industrial Services, LLC - Revolver	1,078	1,078
Alpine SG - Revolver	1,000	-
Kemmerer Operations, LLC - Delayed Draw Term Loan	908	908
NVTN LLC - DDTL	220	220
Black Angus Steakhouses, LLC - Super Priority DDTL	167	-
DataOnline Corp. - Revolver	107	179
NVTN LLC - Super Priority DDTL	-	500
Total unfunded commitments	$5,055	$3,935

Note 9. Fee Income

Fee income consists of origination/closing fees, amendment fees, prepayment penalty and other miscellaneous fees which are non-recurring in nature, as well as administrative agent fees, which are recurring in nature. The following table summarizes the Company’s fee income for the three and six months ended March 31, 2021 and 2020 (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2021	2020	2021	2020
Administrative agent fee	$23	$63	$327	$119
Prepayment fee	-	-	-	139
Amendment fee	62	13	89	15
Other fees	152	56	163	56
Origination fee	-	-	-	87
Fee income	$237	$132	$579	$416

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

Note 10. Directors Fees

During calendar year 2021, the Company’s independent directors each receive an annual fee of $100,000. In addition, the lead independent director receives an annual retainer of $30,000; the chair of the Audit Committee receives an annual retainer of $25,000, and each of its other members receives an annual retainer of $12,500; and the chairs of the Nominating and Corporate Governance Committee and of the Compensation Committee each receive an annual retainer of $15,000 and each of the other members of these committees receive annual retainers of $8,000. The Company’s independent directors also receive a fee of $3,000 for each board meeting and $2,500 for each committee meeting that they attend. Prior to calendar year 2021, the Company’s independent directors each received an annual fee of $90,000. They also received $3,000, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, and $2,500, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Audit Committee, Nominating and Corporate Governance Committee, Transition Committee and Compensation Committee meeting. The chair of the Audit Committee received an annual fee of $25,000 and the chair of the Nominating and Corporate Governance Committee and the Compensation Committee received an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the Audit Committee received an annual fee of $12,500, and other members of the Nominating and Corporate Governance Committee and the Compensation Committee received an annual fee of $6,000.

On January 26, 2018, the board of directors established the special committee of the Board, comprised solely of directors who are not “interested persons” of the Company as such term is defined in Section 2(a)(19) of the 1940 Act (the “Special Committee”), for the purpose of assessing the merits of various proposed strategic transactions. As compensation for serving on the Special Committee, each independent director received a one-time retainer of $25,000 plus reimbursement of out-of-pocket expenses, consistent with the Company’s policies for reimbursement of members of the board of directors. In addition, the chairman of the Special Committee received a monthly fee of $15,000 and other members received a monthly fee of $10,000. The Special Committee is no longer active. The Special Committee as well as the Transition Committee are each no longer in operation.

No board service compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and six months ended March 31, 2021, we accrued $0.2 million and $0.7 million for directors’ fees expense, respectively. For the three and six months ended March 31, 2020, we accrued $0.3 million and $0.6 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of March 31, 2021.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three and six months ended March 31, 2021 and 2020 (dollars in thousands, except share and per share amounts):

	For the Three Months Ended March 31		For the Six Months Ended March 31
	2021	2020	2021	2020
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$7,787	$(78,860)	$1,350	$(74,690)
Weighted average shares of common stock
outstanding - basic and diluted	2,716,627	2,723,711	2,720,226	2,723,711
Earnings (loss) per share of common stock - basic and diluted (1)	$2.87	$(28.95)	$0.50	$(27.42)

(1)	Basic and diluted shares has been adjusted for 2020 to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis, as described in Note 1.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended March 31, 2021 and 2020:

	For the Six Months Ended March 31
	2021	2020
Per share data (1)(12)
Net Asset Value per share at Beginning of Period	$55.30	$79.40

Results of Operations:
Net Investment Income/(Loss)(2)	4.42	(0.40)
Net Realized Gain/(Loss) on Investments	(17.11)	(0.60)
Net Unrealized Gain/(Loss) on Investments	13.23	(25.60)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	-	(0.20)
Net loss on extinguishment of debt	(0.04)	(0.60)
Net Increase (Decrease) in Net Assets Resulting from Operations	0.50	(27.40)

Capital Share Transactions
Repurchase of common stock under stock repurchase program	0.11	-
Net Increase (Decrease) Resulting from Capital Share Transactions	0.11	-
Net Asset Value per share at End of Period	$55.91	$52.00

Net Assets at End of Period	151,177,125	$141,742,268
Shares Outstanding at End of Period	2,703,936	2,723,711

Per share market value at end of period	$32.92	$11.60
Total return based on market value(3)	84.63%	(77.61%)
Total return based on net asset value(4)	0.37%	(34.46%)
Portfolio turnover rate(5)	7.27%	7.96%

The following is a schedule of ratios and supplemental data for the six months ended March 31, 2021 and 2020:

	For the Six Months Ended March 31
	2021	2020
Ratios:
Ratio of net investment/(loss) income to average net assets after waivers, discounts and reimbursements(5)(6)	16.08%	(1.11%)
Ratio of total expenses to average net assets after waivers, discounts and reimbursements(5)(6)	9.75%	13.48%
Ratio of incentive fees to average net assets after waivers(6)	0.00%	0.00%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(5)(6)(10)	9.75%	13.48%
Percentage of non-recurring fee income(7)	3.01%	2.32%
Average debt outstanding(8)	98,292,332	224,716,077
Average debt outstanding per common share	36.13	4.13
Asset coverage ratio per unit(9)	2,956	1,819
Total Debt Outstanding(11)
2021 Notes	-	73,487,214
2023 Notes	77,295,658	77,019,735
Israeli Notes	-	20,665,773

Average market value per unit:
2021 Notes	N/A	23.42
2023 Notes	24.54	21.79
Israeli Notes	N/A	231.99

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

(1)	Table may not foot due to rounding.

(2)	Net investment income/(loss) excluding management and incentive fee waivers, discounts and reimbursements based on total weighted average common stock outstanding equals $4.44 and $(2.47) per share for the three months ended March 31, 2021 and 2020 respectively.

(3)	Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.

(4)	Total return is historical and assumes changes in NAV, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.

(5)	Ratios are annualized during interim periods.

(6)	For the six months ended March 31, 2021, prior to the effect of Expense Support Agreement, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is 17.59%, 8.65%, 0.00%, and 10.67%, respectively

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

As of March 31, 2021, the Company’s asset coverage was 295.6% after giving effect to leverage and therefore the Company’s asset coverage was above 200%, the minimum asset coverage requirement under the 1940 Act.

(10)	Excludes incentive fees.

(11)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.

(12)	Per share data has been adjusted for the periods shown to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis, as described in Note 1.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2021

(unaudited)

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

The Company did not make any distributions during the six months ended March 31, 2021 and 2020.

Note 14. Share Transactions

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program.

The following table sets forth the number of shares of common stock repurchased by the Company at an average price of $30.62 per share under its share repurchase program from February 10, 2021 through March 22, 2021:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
February 2021	13,082	$30.25 - $30.96	$396,961
March 2021	6,691	$30.25 - $32.49	$208,553
Total	19,773		$605,514

The Company’s net asset value per share was increased by approximately $0.11 as a result of the share repurchases through March 22, 2021.

The Company funded additional share repurchases of 5,550 shares with a total cost of approximately $0.2 million between March 23, 2021 and March 31, 2021 which had not settled as of March 31, 2021.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items disclosed herein, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the six months ended March 31, 2021.

Under the share repurchase program, the Company repurchased an aggregate of 18,665 shares of common stock through May 11, 2021 with a total cost of approximately $0.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q.

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to PhenixFIN Corporation.

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

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the rapid development and fluidity of this situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, shareholder support, and, as appropriate, accessing their ability to participate in the government Paycheck Protection Program. The Company’s performance was negatively impacted during the pandemic. The longer-term impact of COVID-19 on the operations and the performance of the Company (including certain portfolio companies) is difficult to predict, but may also be adverse. The longer-term potential impact on such operations and performance could depend to a large extent on future developments and actions taken by authorities and other entities to contain COVID-19 and its economic impact. The impacts, as well as the uncertainty over impacts to come, of COVID-19 have adversely affected the performance of the Company (including certain portfolio companies) and may continue to do so in the future. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

We have evaluated subsequent events from March 31, 2021 through the filing date of this quarterly report on Form 10-Q. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period end March 31, 2021, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of March 31, 2021, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic may have caused during the months following our most recent valuation (as of March 31, 2021), any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The longer-term impact of COVID-19 on the operations and the performance of the Company (including certain portfolio companies) is difficult to predict, but may also be adverse. The longer-term potential impact on such operations and performance could depend to a large extent on future developments and actions taken by authorities and other entities to contain COVID-19 and its economic impact. The impacts, as well as the uncertainty over impacts to come, of COVID-19 have adversely affected the performance of the Company and may continue to do so in the future.

Overview

We are a non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, we have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. Through December 31, 2020, we were an externally managed company. On November 18, 2020, the board of directors of the Company approved the adoption of an internalized management structure, effective January 1, 2021.

We commenced operations and completed our initial public offering on January 20, 2011. Under our internalized management structure, our activities are managed by our senior professionals and are supervised by our board of directors, of which a majority of the members are independent of us.

The Company’s investment objective is to generate current income and capital appreciation. The management team seeks to achieve this objective primarily through making loans, private equity or other investments in privately-held companies. The Company may also make debt, equity or other investments in publicly-traded companies. (These investments may also include investments in other BDCs, closed-end funds or REITS.) We may also pursue other strategic opportunities and invest in other assets or operate other businesses to achieve our investment objective. The portfolio generally consists of senior secured first lien term loans, senior secured second lien term loans, senior secured bonds, preferred equity and common equity. Occasionally, we will receive warrants or other equity participation features which we believe will have the potential to increase total investment returns. Our loan and other debt investments are primarily rated below investment grade or are unrated. Investments in below investment grade securities are considered predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal when due.

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

NYSE Continued Listing Status

On April 10, 2020, the Company received written notification, from the NYSE that it was not in compliance with an NYSE continued listing standard in Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”) because the average closing price of the Company’s common stock over a period of 30 consecutive trading days was below $1.00 per share. The Company could regain compliance with Section 802.01C at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, it had (i) a closing share price of at least $1.00 per share and (ii) an average closing price of at least $1.00 per share over the 30 trading-day period ending on the last trading day of that month. As described in detail below, the Company effected the Reverse Stock Split (as defined below), effective as of July 24, 2020, which brought the Company into compliance with Section 802.01C. On December 21, 2020, the Company announced that it completed the application process for and was authorized to transfer the listing of its shares of common stock to the NASDAQ Global Market. The listing and trading of the common stock on the NYSE ceased at the close of trading on December 31, 2020. Effective January 4, 2021, the common stock trades on the NASDAQ Global Market under the trading symbol “PFX.”

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

Expenses

In the prior quarter our primary operating expenses included management and incentive fees pursuant to the investment management agreement we had with MCC Advisors and overhead expenses, including our allocable portion of our administrator’s overhead under the administration agreement, which were paid during the quarter ended March 31, 2021. Our management and incentive fees compensated MCC Advisors for its work in identifying, evaluating, negotiating, closing and monitoring our investments. On November 18, 2020, the board of directors adopted an internally managed structure, effective January 1, 2021, under which we bear all costs and expenses of our operations and transactions, including those relating to:

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

For the three months ended December 31, 2020, the total management fee and the other operating expenses subject to the Cap (as described above) were $2.5 million, which resulted in $0.3 million of expense support incurred during the quarter ended December 31, 2020 and due from MCC Advisors. The $0.3 million of expense support due was netted against Administrator expenses payable in the accompanying Consolidated Statements of Assets and Liabilities and paid during the quarter ended March 31, 2021. See “Note 6” for more information.

Portfolio and Investment Activity

As of March 31, 2021 and September 30, 2020, our portfolio had a fair market value of approximately $168.2 million and $246.7 million, respectively.

During the six months ended March 31, 2021, we received proceeds from sale and settlements of investments of $75.1 million, including principal and dividend proceeds, and realized net losses on investments of $46.5 million. We invested $7.0 million in one new portfolio company.

For the six months ended March 31, 2020, we received proceeds from sale and settlements of investments of $84.4 million, realized net losses on investments of $1.8 million, and invested $13.2 million.

The following table summarizes the amortized cost and the fair value of our average portfolio company, including until its sale on October 8, 2020, the equity investment in the MCC Senior Loan Strategy JV I LLC (“MCC JV”), which had been our largest portfolio company, as well as excluding the equity investment in the MCC JV, as of March 31, 2021 and September 30, 2020 (dollars in thousands):

	March 31, 2021		September 30, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$3,391	$3,739	$7,813	$5,875
Largest portfolio company	19,469	29,961	37,987	40,807

The following table summarizes the amortized cost and the fair value of investments as of March 31, 2021 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$167,149	78.2%	$93,291	55.5%
Senior Secured Second Lien Term Loans	7,977	3.7	7,757	4.6
Unsecured Debt	3,964	1.9	2,098	1.2
Equity/Warrants	34,545	16.2	65,099	38.7
Total Investments	$213,635	100.0%	$168,245	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2020 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$178,843	54.5%	$106,463	43.2%
Senior Secured Second Lien Term Loans	15,476	4.7	13,927	5.6
Unsecured Debt	4,601	1.4	2,669	1.1
MCC Senior Loan Strategy JV I LLC	79,888	24.4	41,019	16.6
Equity/Warrants	49,327	15.0	82,666	33.5
Total	$328,135	100.0%	$246,744	100.0%

As of March 31, 2021, our income-bearing investment portfolio represented 59.6% of our total portfolio of which 85.0% bore interest based on floating rates, such as the London Interbank Offering Rate (“LIBOR”), while 15.0% bore interest at fixed rates. As of March 31, 2021, the weighted average yield based upon cost of our total portfolio was approximately 8.9%. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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

The COVID-19 pandemic has impacted our investment ratings, causing downgrades of certain portfolio companies. As the COVID-19 situation continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our investment portfolio. We have also increased oversight and analysis of credits in vulnerable industries in an attempt to improve loan performance and reduce credit risk.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2021 and September 30, 2020 (dollars in thousands):

	March 31, 2021		September 30, 2020
	Fair Value	Percentage	Fair Value	Percentage
1	$40,556	24.2%	$54,256	22.0%
2	76,283	45.3%	130,742	53.0%
3	21,480	12.8%	40,645	16.5%
4	18,757	11.1%	11,325	4.6%
5	11,169	6.6%	9,776	3.9%
Total	$168,245	100.0%	$246,744	100.0%

Results of Operations

Operating results for the three and six months ended March 31, 2021 and 2020 are as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2021	2020	2021	2020
Total investment income	$6,455	$5,301	$19,255	$12,792
Less: Net expenses	2,767	9,517	7,239	13,935
Net investment income/(loss)	3,688	(4,216)	12,016	(1,143)
Net realized gains (losses) on investments	161	(100)	(46,545)	(1,844)
Net change in unrealized gains (losses) on investments	3,938	(73,563)	36,001	(69,833)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	-	(86)	-	(86)
Loss on extinguishment of debt	-	(895)	(122)	(1,784)
Net increase (decrease) in net assets resulting from operations	$7,787	$(78,860)	$1,350	$(74,690)

Investment Income

For the three months ended March 31, 2021, investment income totaled $6.4 million, of which $6.1 million was attributable to portfolio interest and dividend income, $0.2 million was attributable to fee income, and $0.1 million was attributable to other income. For the six months ended March 31, 2021, investment income totaled $19.3 million, of which $18.6 million was attributable to portfolio interest and dividend income, $0.6 million was attributable to fee income, and $0.1 million was attributable to other income. Dividend income was received from one investment.

For the three months ended March 31, 2020, investment income totaled $5.3 million, of which $5.2 million was attributable to portfolio interest and dividend income, and $0.1 million to fee income. For the six months ended March 31, 2020, investment income totaled $12.8 million, of which $12.4 million was attributable to portfolio interest and dividend income, and $0.4 million to fee income.

Operating Expenses

Operating expenses for the three and six months ended March 31, 2021 and 2020 are as follows (dollars in thousands):

	For the three months ended March 31		For the six months ended March 31
	2021	2020	2021	2020
Base management fees	$-	$1,641	$1,146	$3,650
Interest and financing expenses	1,260	4,432	3,278	9,576
General and administrative	105	2,083	467	2,600
Salary and Benefits	332	-	332	-
Administrator expenses	(45)	576	440	1,128
Insurance	474	357	959	655
Directors fees	221	297	696	612
Professional fees, net	420	131	(79)	(4,286)
Expenses before waivers and reimbursements	2,767	9,517	7,239	13,935

For the three months ended March 31, 2021, total operating expenses before management and incentive fee waivers and expense support reimbursements decreased by $5.1 million, or 64.9%, compared to the three months ended March 31, 2020. For the six months ended March 31, 2021, total operating expenses before management and incentive fee waivers and expense support reimbursements decreased by $4.2 million, or 40.8%, compared to the six months ended March 31, 2020.

For the three months ended March 31, 2021, the Company did not incur any management or incentive fees, nor was it subject to expense support arrangements due to its transition to an internal management structure. As a result, there were no management or incentive fee waivers or expense support reimbursements for such period. For the three months ended March 31, 2021, operating expenses decreased by $6.7 million or 70.9%, compared to the three months ended March 31, 2020 (net of management and incentive fee waivers and expense support reimbursements). For the six months ended March 31, 2021, operating expenses, net of management and incentive fee waivers and expense support reimbursements decreased by $6.7 million or 48.1%, compared to the six months ended March 31, 2020.

Interest and Financing Expenses

Interest and financing expenses for the three months ended March 31, 2021 decreased by $3.2 million, or 71.6%, compared to the three months ended March 31, 2020. The decrease in interest and financing expenses was primarily due to the Company’s $74.0 million repayment of the 2021 Notes on November 20, 2020 and the full repayment of $120.2 million Series A Israeli Notes offered in Israel (the “Israeli Notes”) between August 12, 2019 and April 14, 2020.

Interest and financing expenses for the six months ended March 31, 2021 decreased by $6.3 million, or 65.8%, compared to the six months ended March 31, 2020. The decrease in interest and financing expenses was primarily due to the Company’s $74.0 million repayment of the 2021 Notes on November 20, 2020 and the full repayment of $120.2 million Series A Israeli Notes offered in Israel (the “Israeli Notes”) between August 12, 2019 and April 14, 2020.

Base Management Fees and Incentive Fees

Base management fees for the three months ended March 31, 2021 decreased by $1.6 million, or 100%, compared to the three months ended March 31, 2020 as, effective January 1, 2021, the Company no longer incurs management fees under its current internalized structure.

Base management fees for the six months ended March 31, 2021 decreased by $2.5 million, or 68.6%, compared to the six months ended March 31, 2020 as, effective January 1, 2021, the Company no longer incurs management fees under its current internalized structure.

No incentive fees were paid for the three and six months ended March 31, 2021 or the three and six months ended March 31, 2020.

Professional Fees and Other General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended March 31, 2021 decreased by $1.4 million, or 61.3%, compared to the three months ended March 31, 2020 primarily due to a decrease in the insurance proceeds received in 2020 which offset legal expenses relating to the Delaware Action, as well as a decrease in legal expenses, administrative expenses, directors’ fees and valuation expenses, partially offset by an increase in insurance expenses.

Professional fees and general and administrative expenses for the six months ended March 31, 2021 increased by $2.4 million, or 142.7%, compared to the six months ended March 31, 2020 primarily due to a decrease in the insurance proceeds received in 2020 which offset legal expenses relating to the Delaware Action, as well as a decrease in legal expenses, administrative expenses, directors’ fees and valuation expenses, partially offset by an increase in insurance expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended March 31, 2021, we recognized $0.2 million of realized gains on our portfolio investments. The realized gains were primarily due to the sale of one investment. During the six months ended March 31, 2021, we recognized $46.5 million of realized losses on our portfolio investments. The realized losses were primarily due to the sale of one investment.

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

During the three months ended March 31, 2021, the Company did not recognize a net loss on extinguishment of debt.

During the six months ended March 31, 2021, the Company recognized a net loss on extinguishment of debt of $0.1 million, which was due to the Company’s $74.0 million repayment of the 2021 Notes on November 20, 2020.

During the three months ended March 31, 2020, the Company recognized a net loss on extinguishment of debt of $0.9 million, which was due to the Company’s $34.9 million repayment of the Israeli Notes on March 31, 2020.

During the six months ended March 31, 2020, the Company recognized a net loss on extinguishment of debt of $1.8 million, which was due to the Company’s $34.1 million repayment of the Israeli Notes on December 31, 2019 and $34.9 million repayment of the Israeli Notes on March 31, 2020.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio.

For the three months ended March 31, 2021, we had $3.9 million of net unrealized appreciation on investments. The net unrealized appreciation comprised of $7.2 million of net unrealized depreciation on investments and $11.1 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized, partially sold, or written-off during the year.

For the six months ended March 31, 2021, we had $36.0 million of net unrealized appreciation on investments. The net unrealized appreciation comprised of $31.4 million of net unrealized depreciation on investments and $67.4 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized, partially sold, or written-off during the year.

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

Changes in Net Assets from Operations(1)

For the three months ended March 31, 2021, we recorded a net increase in net assets resulting from operations of $7.8 million compared to a net decrease in net assets resulting from operations of $78.9 million for the three months ended March 31, 2020. This increase takes into account increased net income and net capital appreciation for the period, each as described above. Based on 2,716,627 and 2,723,711 weighted average common shares outstanding for the three months ended March 31, 2021 and 2020, respectively, our per share net increase in net assets resulting from operations was $2.87 for the three months ended March 31, 2021 and a decrease of $28.95 for the three months ended March 31, 2020.

For the six months ended March 31, 2021, we recorded a net increase in net assets resulting from operations of $1.3 million compared to a net decrease in net assets resulting from operations of $74.7 million for the six months ended March 31, 2020. This increase takes into account increased net income and net capital appreciation for the period, each as described. Based on 2,720,226 and 2,723,711 weighted average common shares outstanding for the six months ended March 31, 2021 and 2020, respectively, our per share net increase in net assets resulting from operations was $0.50 for the six months ended March 31, 2021 and a decrease of $27.42 for the six months ended March 31, 2020.

(1)	Per share data has been adjusted for 2020 to reflect the one-for-twenty reverse stock split effected on July 24, 2020 on a retroactive basis.

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

As of March 31, 2021, we had $59.1 million in cash and cash equivalents.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2021 and September 30, 2020, we had commitments under loan and financing agreements to fund up to $5.1 million to seven portfolio companies and $5.0 million to six portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2021 and September 30, 2020 is shown in the table below (dollars in thousands):

	March 31, 2021	September 30, 2020
Redwood Services Group, LLC - Revolver	$1,575	$1,050
1888 Industrial Services, LLC - Revolver	1,078	1,078
Alpine SG - Revolver	1,000	-
Kemmerer Operations, LLC - Delayed Draw Term Loan	908	908
NVTN LLC - DDTL	220	220
Black Angus Steakhouses, LLC - Super Priority DDTL	167	-
DataOnline Corp. - Revolver	107	179
NVTN LLC - Super Priority DDTL	-	500
Total unfunded commitments	$5,055	$3,935

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at March 31, 2021 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
2023 Notes	$77,846,800	$-	$77, 846,800	$-	$-
Total contractual obligations	$77, 846,800	$-	$77, 846,800	$-	$-

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

There were no dividend distributions during the six months ended March 31, 2021.

Related Party Transactions

Concurrent with the pricing of our IPO, we entered into a number of business relationships with affiliated or related parties, including the following:

●	We entered into the Investment Management Agreement with MCC Advisors, which expired December 31, 2020. Mr. Brook Taube, Chairman and Chief Executive Officer through December 31, 2020 and director through January 21, 2021 and Mr. Seth Taube, director through January 21, 2021, are both affiliated with MCC Advisors and Medley.

●	Through December 31, 2020, MCC Advisors provided us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our administration agreement. We reimbursed MCC Advisors for the allocable portion (subject to the review and approval of our board of directors) of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs.

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

Investment Management Agreement

We entered into an investment management agreement with MCC Advisors (the “Investment Management Agreement”), which expired December 31, 2020. Mr. Brook Taube, Chairman and Chief Executive Officer through December 31, 2020 and director through January 21, 2021 and Mr. Seth Taube, director through January 21, 2021 are affiliated with MCC Advisors and Medley.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At March 31, 2021, certain investments in ten portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $16.7 million, or 9.9% of the fair value of our portfolio. At September 30, 2020, certain investments in eight portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $21.7 million, or 8.8% of the fair value of our portfolio.

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

Recent Developments

Under the share repurchase program, the Company repurchased an aggregate of 18,665 shares of common stock through May 11, 2021 with a total cost of approximately $0.6 million.

Subsequent to quarter ended March 31, 2021, the global outbreak of the COVID-19 pandemic can continue to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. The Company cannot predict the extent to which its financial condition and results of operations will be affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the six months ended March 31, 2021, we did not engage in hedging activities.

As of March 31, 2021, 59.1% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate LIBOR floor as of March 31, 2021 was as follows (dollars in thousands):

	March 31, 2021
LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$-	-%
1% to under 2%	96,174	99.9
2% to under 3%	-	-
No Floor	129	0.1
Total	$96,303	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2021, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Change in Interest Rates	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
Up 300 basis points	$7,300	$(2,300)	$5,000
Up 200 basis points	4,900	(1,600)	3,300
Up 100 basis points	2,400	(800)	1,600
Down 100 basis points	(2,400)	800	(1,600)
Down 200 basis points	(4,900)	1,600	(3,300)
Down 300 basis points	(7,300)	2,300	(5,000)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Change in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On March 31, 2021, the parties to Class Action 1 and the Objectors filed a revised settlement agreement publicly in Class Action 1 (ECF No. 483-1) (the “Revised Settlement Agreement”). As relevant to Medley LLC, the Company, Medley Opportunity Fund II LP, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube, the terms of the Revised Settlement Agreement do not differ from the terms of the original Settlement Agreement. On April 7, 2021, the Court presiding over Class Action 1 held a hearing on Plaintiffs’ motion for preliminary approval of the Revised Settlement Agreement, and entered an order granting preliminary approval of the revised settlement (the “Preliminary Approval Order”). Pursuant to the Preliminary Approval Order, objections to the revised settlement agreement are due by June 9, 2021, and the Court has set a Final Approval Hearing for July 9, 2021.

On or about January 28, 2021, a purported class action lawsuit, captioned Kahn v. PhenixFIN Corporation, et al., was filed against the Company and its directors in the Court of Chancery of the State of Delaware. Plaintiffs allege that a provision in the Company’s bylaws, which provides that directors may be removed from office for cause by the affirmative vote of 75% of capital stock entitled to vote, is inconsistent with provisions of the Delaware General Corporate Law, which plaintiffs allege would permit removal for cause by a simple majority of capital stock entitled to vote. The plaintiffs seek a declaration that the bylaw provision is invalid and to enjoin the defendants from enforcing it, as well as a reasonable allowance of attorneys’ fee. On February 10, 2021, the Board of the Company approved an amendment to the Company’s Bylaws, which, among other things, allows for the removal of directors for cause by affirmative vote of the holders of a majority of the capital stock entitled to vote at an election of directors. This amendment was made without any admission of legal necessity, causation or liability with respect to the Kahn action. Defendants have not yet responded to the complaint.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 11, 2020, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the six months ended March 31, 2021 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Risks Related to our Business

We may not be able to pay you distributions and our distributions may not grow over time.

When possible, we intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. As of March 31, 2021, the Company’s asset coverage was 295.6% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

As of March 31, 2021, the Company’s asset coverage was 295.6% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act.

Risks Relating to an Investment in our Securities

The indenture under which the 2023 Notes are issued place restrictions on our and/or our subsidiaries’ activities.

The terms of the indenture under which the 2023 Notes were issued place restrictions on our and/or our subsidiaries’ ability to, among other things issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2023 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2023 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2023 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2023 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. As of March 31, 2021, the Company’s asset coverage was 295.6% after giving effect to leverage. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase.

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

The Company presently has significant exposure to the construction and building sector (its investments in such sector comprise 15.0% of gross assets as of March 31, 2021), which subjects the Company to the particular risks of such sector to a greater degree than others not similarly concentrated. These risks include that the construction and building sector is cyclical and is affected by a number of factors, including the general condition of the economy, market demand and changes in interest rates. Construction activity is affected by the ability to finance projects, which may be reduced due to a widespread outbreak of contagious disease, including an epidemic or pandemic such as the current COVID-19 pandemic. Residential, commercial and industrial construction could decline if companies and consumers are unable to finance construction projects or if the economy precipitously declines or stalls, which could result in delays or cancellations of capital projects. A downturn in the residential, commercial or industrial construction industries and general economic conditions may have an adverse effect on the portfolio companies in which the Company invests.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.3	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.4	Amendment No. 1 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 7, 2019).

3.5	Amendment No. 2 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

4.2	Indenture, dated February 7, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.2 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-179237), filed on February 13, 2012).

4.3	First Supplemental Indenture, dated March 21, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 21, 2012).

4.4	Second Supplemental Indenture, dated March 18, 2013, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

4.5	Third Supplemental Indenture, dated December 17, 2015, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.6 to the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2 (File No. 333-187324), filed December 17, 2015).

4.6	Deed of Trust, dated January 23, 2018, between Medley Capital Corporation and Mishmeret Trust Company, Ltd. (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-230790), filed on April 10, 2019).

4.7	Amendment to Deed of Trust, dated August 12, 2019, between Medley Capital Corporation and Mishmeret Trust Company, Ltd. (Incorporated by reference by the Current Report on Form 8-K filed on August 16, 2019).

4.8	Statement of Eligibility of Trustee on Form T-1 (Incorporated by reference to Exhibit d.5 to the Registrant’s Registration Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

10.1	Form of Amended and Restated Investment Management Agreement between Registrant and MCC Advisors LLC (Incorporated by reference to Exhibit 99.G to Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on N-2 (File No. 333-187324), filed on December 10, 2013).

10.2	Letter from MCC Advisors LLC re: Waiver of Base Management Fee and Incentive Fee on Net Investment Income, dated February 8, 2016 (Incorporated by reference to Exhibit 99.K.5 to Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-208746), filed on March 25, 2016).

10.3	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J.1 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.4	Form of Administration Agreement (Incorporated by reference to Exhibit 99.K.2 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-166491), filed on June 9, 2010).

10.5	Form of Sub-Administration Agreement (Incorporated by reference to Exhibit 99.K.4 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.6	Trademark License Agreement (Incorporated by reference to Exhibit 99.K.3 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-166491), filed on June 9, 2010).

10.7	Form of Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.8	Senior Secured Revolving Credit Agreement among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated August 4, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2011).

10.9	Guarantee, Pledge and Security Agreement among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent, dated August 4, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2011).

10.10	Amendment No. 1, dated as of August 31, 2012, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2012).

10.11	Amendment No. 2, dated as of December 7, 2012, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment No. 1 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012 (Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2012).

10.12	Amendment No. 3, dated as of March 28, 2013, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1 and 2 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012 and December 7, 2012, respectively (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2013).

10.13	Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2012).

10.14	Amendment No. 1, dated as of December 7, 2012, to the Senior Secured Term Loan Credit Agreement dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2012).

10.15	Amendment No. 2, dated as of January 23, 2013, to the Senior Secured Term Loan Credit Agreement dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment No. 1 to the Senior Secured Term Loan Credit Agreement, dated as of January 23, 2013 (Incorporated by reference to the Current Report on Form 8-K filed on January 29, 2013).

10.16	Amendment No. 3, dated as of March 28, 2013, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1 and 2 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012 and January 23, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2013).

10.17	Amendment No. 4, dated as of May 1, 2013, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2 and 3 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012 and March 28, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on May 7, 2013).

10.18	Amendment No. 4, dated as of May 1, 2013, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2 and 3 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013 and March 28, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on May 7, 2013).

10.19	Amendment No. 5, dated as of June 2, 2014, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3 and 4 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012, March 28, 2013 and May 1, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on June 3, 2014).

10.20	Amendment No. 5, dated as of June 2, 2014, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3 and 4 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013, March 28, 2013 and May 1, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on June 3, 2014).

10.21	Amendment No. 6, dated as of February 2, 2015, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3, 4 and 5 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012, March 28, 2013, May 1, 2013 and June 2, 2014, respectively (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2015).

10.22	Amendment No. 6 to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3, 4 and 5 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013, March 28, 2013, May 1, 2013 and June 2, 2014, respectively (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2015).

10.23	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of July 28, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on July 30, 2015).

10.24	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 16, 2016, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 22, 2016).

10.25	Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 8, 2017, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2017).

10.26	Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 1, 2017, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 8, 2017).

10.27	Amendment No. 4 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 12, 2018, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on February 16, 2018).

10.28	Amended and Restated Senior Secured Term Loan Credit Agreement dated as of July 28, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on July 30, 2015).

10.29	Amendment No. 1 to Amended and Restated Senior Secured Term Loan Credit Agreement dated as of September 16, 2016, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 22, 2016).

10.30	Amendment No. 2 to Amended and Restated Senior Secured Term Loan Credit Agreement dated as of February 8, 2017, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2017).

10.31	Amendment No. 3 to Amended and Restated Senior Secured Term Loan Credit Agreement dated as of September 1, 2017, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 8, 2017).

10.32	Incremental Assumption Agreement, dated as of February 10, 2012, made by Credit Suisse AG, Cayman Islands Branch, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2012).

10.33	Incremental Assumption Agreement dated as of March 30, 2012, made by Onewest Bank, FSB, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on April 4, 2012).

10.34	Incremental Assumption Agreement dated as of May 3, 2012, made by Doral Bank, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on May 3, 2012).

10.35	Incremental Assumption Agreement dated as of September 25, 2012, made by Stamford First Bank, a division of the Bank of New Canaan, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, as amended by Amendment No. 1, dated as of August 31, 2012, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 28, 2012).

10.36	Limited Liability Company Operating Agreement of MCC Senior Loan Strategy JV I LLC, a Delaware Limited Liability Company, dated as of March 27, 2015 (Incorporated by reference to the Current Report on Form 8-K filed on March 30, 2015).

10.37	Settlement Term Sheet, dated April 15, 2019 (Incorporated by reference to the Current Report on Form 8-K, filed on April 17, 2019).

10.38	Stipulation of Settlement, dated July 29, 2019, by and among Medley Capital Corporation, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, Medley Management Inc., MCC Advisors LLC, Medley LLC and Medley Group LLC, on the one hand, and FrontFour Capital Group LLC and FrontFour Master Fund, Ltd., on behalf of themselves and a class of similarly situated stockholders of Medley Capital Corporation, on the other hand, in connection with the action styled In re Medley Capital Corporation Stockholder Litigation, Cons. C.A. No. 2019-0100-KSJM (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.39	Governance Agreement, dated July 29, 2019, by and among, Medley Capital Corporation, on the one hand, and FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, on the other hand (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.40	Order and Final Judgment, dated December 20, 2019 (Incorporated by reference to the Amendment No. 1 to the Current Report on the Form 8-K, filed on December 30, 2019).

10.41	Membership Interest Purchase Agreement, dated as of October 8, 2020, by and among Medley Capital Corporation, Great American Life Insurance Company, MCC Senior Loan Strategy JV I LLC and GEMS Fund 5, L.P. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on October 13, 2020)

14.1	Code of Business Conduct and Ethics of the Registrant (Incorporated by reference to Exhibit 14.1 to the Registrant’s 10-Q for the period ended June 30, 2011, filed on August 4, 2011).

14.2	Code of Business Ethics of MCC Advisors (Incorporated by reference to Exhibit 99.R.2 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-166491), filed on June 9, 2010).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrants Quarterly Report on Form 10-Q for the period ended December 31, 2020, filed on February 16, 2021).

24.0	Power of attorney (included on the signature page hereto).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2021	PhenixFIN Corporation (f/k/a Medley Capital Corporation)

	By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer
(Principal Accounting and Financial Officer)