Form 10-Q
period 2021-06-30
PhenixFIN Corp
filed 2021-08-11
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

The Registrant had 2,658,921 shares of common stock, $0.001 par value, outstanding as of August 11, 2021.

PHENIXFIN CORPORATION

i

PHENIXFIN CORPORATION

Consolidated Statements of Assets and Liabilities

	June 30, 2021 (Unaudited)	September 30, 2020
Assets:
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $109,219,571 and $117,360,954, respectively)	$105,407,064	$114,321,948
Affiliated investments (amortized cost of $78,821,547 and $92,898,755, respectively)	68,722,983	84,873,023
Controlled investments (amortized cost of $37,489,171 and $117,874,821, respectively)	7,488,473	47,548,578
Total Investments at fair value	181,618,520	246,743,549
Cash and cash equivalents	52,864,911	56,522,148
Receivables:
Interest receivable	289,832	624,524
Fees receivable	106,528	119,028
Dividends receivable	66,445	-
Other assets	1,003,437	2,093,559
Total Assets	$235,949,673	$306,102,808

Liabilities:
Notes payable (net of debt issuance costs of $482,346 and $905,624, respectively)	$77,364,454	$150,960,662
Interest and fees payable	-	801,805
Due to affiliate	-	53,083
Due to broker	284,067	-
Management and incentive fees payable (see Note 6)	-	1,392,022
Administrator expenses payable (see Note 6)	60,685	156,965
Accounts payable and accrued expenses	1,547,888	2,108,225
Deferred revenue	14,003	10,529
Total Liabilities	79,271,097	155,483,291

Commitments and Contingencies (see Note 8)

Net Assets:
Common Shares, $0.001 par value; 5,000,000 shares authorized; 2,723,709 shares issued; 2,678,921 and 2,723,709 common shares outstanding, respectively	2,679	2,724
Capital in excess of par value	670,122,430	672,381,617
Total distributable earnings (loss)	(513,446,533)	(521,764,824)
Total Net Assets	$156,678,576	$150,619,517
Total Liabilities and Net Assets	$235,949,673	$306,102,808

Net Asset Value Per Common Share	$58.49	$55.30

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30		For the Nine Months Ended June 30
	2021	2020	2021	2020
Interest Income:
Interest from investments
Non-controlled, non-affiliated investments:
Cash	$1,578,657	1,961,009	$4,785,374	7,499,171
Payment in-kind	186,733	138,018	356,762	465,339
Affiliated investments:
Cash	249,157	291,569	797,776	691,010
Payment in-kind	286,444	487,065	286,444	2,141,327
Controlled investments:
Cash	-	-	-	84,505
Payment in-kind	-	-	-	500,767
Total interest income	2,300,991	2,877,661	6,226,356	11,382,119
Dividend income	6,307,408	1,225,000	20,979,143	4,725,000
Interest from cash and cash equivalents	3,862	4,319	5,308	376,747
Fee income (see Note 9)	71,443	202,122	650,323	617,654
Other income	-	-	78,204	-
Total Investment Income	8,683,704	4,309,102	27,939,334	17,101,520
Expenses:
Base management fees (see Note 6)	-	1,317,223	1,146,403	4,966,728
Interest and financing expenses	1,260,825	2,736,136	4,538,520	12,312,183
General and administrative expenses	294,022	540,066	856,396	3,140,305
Salaries and Benefits	679,229	-	1,011,546	-
Administrator expenses (see Note 6)	106,578	614,535	546,372	1,742,419
Insurance expenses	444,832	333,816	1,404,312	988,394
Directors fees	179,000	347,500	875,217	960,000
Professional fees, net (see Note 8)	289,200	(511,519)	113,797	(4,796,964)
Expenses before expense support reimbursement and management and incentive fee waivers	3,253,686	5,377,757	10,492,563	19,313,065
Expense support reimbursement (see Note 6)	-	(349,427)	-	(349,427)
Total expenses net of expense support reimbursement and management and incentive fee waivers	3,253,686	5,028,330	10,492,563	18,963,638
Net Investment Income	5,430,018	(719,228)	17,446,771	(1,862,118)
Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	38,852	(532,253)	4,093,500	(690,167)
Affiliated investments	19,811	-	(10,433,117)	-
Controlled investments	1,850	(37,389,588)	(40,145,720)	(39,076,425)
Total net realized gains (losses)	60,513	(37,921,841)	(46,485,337)	(39,766,592)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(1,794,173)	7,379,695	(773,501)	(8,422,875)
Affiliated investments	1,513,353	8,137,213	(2,072,831)	2,558,480
Controlled investments	1,759,025	31,389,160	40,325,544	(17,062,311)
Total net change in unrealized gains (losses)	1,478,205	46,906,068	37,479,212	(22,926,706)
Change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	35,970	-	(49,694)
Loss on extinguishment of debt (see Note 5)	-	(697,191)	(122,355)	(2,481,374)
Total realized and unrealized gains (losses)	1,538,718	8,323,006	(9,128,480)	(65,224,366)
Net Increase (Decrease) in Net Assets Resulting from Operations	$6,968,736	$7,603,778	$8,318,291	$(67,086,484)
Weighted Average Basic and diluted earnings per common share	$2.60	$2.79	$3.07	$(24.63)
Weighted Average Basic and diluted net investment income (loss) per common share	$2.02	$(0.26)	$6.44	$(0.68)
Weighted Average Common Shares Outstanding - Basic and Diluted (see Note 11)	2,683,093	2,723,711	2,707,794	2,723,711

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Shares	Par Amount	Capital in Excess of Par Value	Total Distributable Earnings/(Loss)	Total Net Assets
Balance at March 31, 2020	2,723,711	$2,724	$673,584,468	$(531,844,924)	$141,742,268
OPERATIONS
Net investment income (loss)	-	-	-	(719,228)	(719,228)
Net realized gains (losses) on investments	-	-	-	(37,921,841)	(37,921,841)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	46,906,068	46,906,068
Change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	35,970	35,970
Net loss on extinguishment of debt	-	-	-	(697,191)	(697,191)
Total Increase (Decrease) in Net Assets	-	-	-	7,603,778	7,603,778
Balance at June 30, 2020	2,723,711	$2,724	$673,584,468	$(524,241,146)	$149,346,046
Balance at March 31, 2021	2,703,936	$2,704	$671,589,690	$(520,415,269)	$151,177,125
OPERATIONS
Net investment income (loss)	-	-	-	5,430,018	5,430,018
Net realized gains (losses) on investments	-	-	-	60,513	60,513
Net change in unrealized appreciation (depreciation) on investments	-	-	-	1,478,205	1,478,205
	-	-	-	6,968,736	6,968,736
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(25,015)	(25)	(1,467,260)	-	(1,467,285)
	(25,015)	(25)	(1,467,260)	-	(1,467,285)
Total Increase (Decrease) in Net Assets	(25,015)	(25)	(1,467,260)	6,968,736	5,501,451
Balance at June 30, 2021	2,678,921	$2,679	$670,122,430	$(513,446,533)	$156,678,576
Balance at September 30, 2019	2,723,711	$2,724	$673,584,468	$(457,154,662)	$216,432,530
OPERATIONS
Net investment income (loss)	-	-	-	(1,862,118)	(1,862,118)
Net realized gains (losses) on investments	-	-	-	(39,766,592)	(39,766,592)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(22,926,706)	(22,926,706)
Change in provision for deferred taxes on unrealized (appreciation) depreciation on investments	-	-	-	(49,694)	(49,694)
Net loss on extinguishment of debt	-	-	-	(2,481,374)	(2,481,374)
Total Increase (Decrease) in Net Assets	-	-	-	(67,086,484)	(67,086,484)
Balance at June 30, 2020	2,723,711	$2,724	$673,584,468	$(524,241,146)	$149,346,046
Balance at September 30, 2020	2,723,709	$2,724	$672,381,617	$(521,764,824)	$150,619,517
OPERATIONS
Net investment income (loss)	-	-	-	17,446,771	17,446,771
Net realized gains (losses) on investments	-	-	-	(46,485,337)	(46,485,337)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	37,479,212	37,479,212
Net loss on extinguishment of debt	-	-	-	(122,355)	(122,355)
	-	-	-	8,318,291	8,318,291
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(44,788)	(45)	(2,259,187)	-	(2,259,232)
	(44,788)	(45)	(2,259,187)	-	(2,259,232)
Total Increase (Decrease) in Net Assets	(44,788)	(45)	(2,259,187)	8,318,291	6,059,059
Balance at June 30, 2021	2,678,921	$2,679	$670,122,430	$(513,446,533)	$156,678,576

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30
	2021	2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$8,318,291	$(67,086,484)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investment increases due to payment-in-kind interest	(643,206)	(3,539,584)
Net amortization of premium (discount) on investments	(13,366)	(91,980)
Amortization of debt issuance cost	294,261	2,642,386
Net realized (gain) loss from investments	46,485,337	39,766,592
Net deferred income taxes	-	49,694
Net unrealized (gains) losses on investments	(37,479,212)	22,926,706
Proceeds from sale and settlements of investments	87,789,083	103,367,413
Purchases, originations and participations	(31,013,606)	(16,159,203)
Loss on extinguishment of debt	122,355	2,481,374
(Increase) decrease in operating assets:
Other assets	1,090,122	931,926
Interest receivable	334,692	929,546
Receivable for dispositions and investments sold	-	(882,979)
Fees receivable	12,500	(10,723)
Dividends receivable	(66,445)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(560,337)	(7,580,816)
Interest and fees payable	(801,805)	(2,102,943)
Management and incentive fees payable, net	(1,392,022)	(913,952)
Administrator expenses payable	(96,280)	(596,677)
Deferred revenue	3,474	(74,577)
Due to affiliate	(53,083)	(13,398)
Due to broker	284,067	-
Net cash provided by (used in) operating activities	72,614,820	74,042,321
Cash Flows from Financing Activities:
Paydowns on debt	(74,012,825)	(106,122,923)
Repurchase of common shares	(2,259,232)	-
Net cash provided by (used in) financing activities	(76,272,057)	(106,122,923)
Net increase (decrease) in cash and cash equivalents	(3,657,237)	(32,080,602)
Cash and cash equivalents, beginning of period	56,522,148	84,283,903
Cash and cash equivalents, end of period	$52,864,911	$52,203,301

Supplemental information:
Interest paid during the period	$5,340,325	$11,772,739

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2021

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

Alpine SG, LLC (8)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	$4,715,809	$4,715,809	$4,715,806	3.01%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	472,087	472,087	472,087	0.30%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	2,277,293	2,277,293	2,277,293	1.45%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	4,174,037	4,094,287	4,174,037	2.66%
				11,639,226	11,559,476	11,639,223	7.42%

Autosplice, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash & 2.00% PIK, 1.00% LIBOR Floor)(14)	4/30/2022	11,854,234	11,854,234	11,854,234	7.57%
				11,854,234	11,854,234	11,854,234	7.57%

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		1	416,250	-	0.00%
				1	416,250	-	0.00%

Chimera Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 112,310 Class C Preferred Units(18)(21)		112,310	2,755,253	2,904,337	1.85%
				112,310	2,755,253	2,904,337	1.85%

Cleaver-Brooks, Inc.	Manufacturing	7.875% Senior Secured Notes(19)	3/1/2023	3,764,000	3,756,540	3,726,360	2.38%
				3,764,000	3,756,540	3,726,360	2.38%

CM Finance SPV, LLC	Energy: Oil & Gas	Unsecured Debt(10)		101,463	101,463	-	0.00%
				101,463	101,463	-	0.00%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	7/28/2025	2,607,062	2,599,755	2,483,227	1.58%
				2,607,062	2,599,755	2,483,227	1.58%

Crow Precision Components, LLC	Aerospace & Defense	Equity - 350 Common Units		350	700,000	127,474	0.08%
				350	700,000	127,474	0.08%

DataOnline Corp.(8)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	11/13/2025	4,925,000	4,925,000	4,826,500	3.08%
		Revolving Credit Facility (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(16)	11/13/2025	607,143	607,143	592,857	0.38%
				5,532,143	5,532,143	5,419,357	3.46%

Dividend and Income Fund(11)	Banking, Finance, Insurance & Real Estate	Equity - 45,653 Common Units(18)		45,653	665,852	676,121	0.43%
				45,653	665,852	676,121	0.43%

Dream Finders Homes, LLC(11)	Construction & Building	Preferred Equity (8.00% PIK)		4,808,834	4,808,834	4,616,481	2.95%
				4,808,834	4,808,834	4,616,481	2.95%

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)(10)		4,049,398	4,049,398	2,348,651	1.50%
		Equity - 150 Common Units		150	-	-	0.00%
				4,049,548	4,049,398	2,348,651	1.50%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		380	151,337	-	0.00%
				380	151,337	-	0.00%

Great AJAX Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 37,254 Common Units(18)		37,254	469,512	483,557	0.31%
				37,254	469,512	483,557	0.31%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/ Non-Affiliated Investments:

Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 7.37% Cash, 1.00% LIBOR Floor)(14)	6/27/2023	3,159,309	3,159,309	3,159,309	2.02%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 7.37% Cash, 1.00% LIBOR Floor)(14)	6/27/2023	9,155,136	9,155,136	9,155,136	5.84%
				12,314,445	12,314,445	12,314,445	7.86%

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	8/18/2022	11,535,906	11,535,906	11,535,906	7.36%
				11,535,906	11,535,906	11,535,906	7.36%

Invesco Mortgage Capital, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 205,000 Class C Preferred Units(18)(22)		205,000	5,035,506	5,139,350	3.28%
				205,000	5,035,506	5,139,350	3.28%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

New Residential Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 159,583 Class B Preferred Units(18)(23)		159,583	3,948,103	4,096,496	2.61%
				159,583	3,948,103	4,096,496	2.61%

New York Mortgage Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 135,000 Class E Preferred Units(18)(24)		135,000	3,335,657	3,488,400	2.23%
				135,000	3,335,657	3,488,400	2.23%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(15)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt(10)(12)	10/2/2023	589,821	589,821	-	0.00%
		Unsecured Debt(10)(12)	4/1/2024	761,905	761,905	-	0.00%
				1,351,726	1,351,726	-	0.00%

Redwood Services Group, LLC(8)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(16)	6/6/2023	175,000	175,000	157,500	0.10%
				175,000	175,000	157,500	0.10%

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (9.00% Cash)(10)	8/1/2022	297,500	283,238	-	0.00%
				297,500	283,238	-	0.00%

Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		3,434,170	566,475	-	0.00%
				3,434,170	566,475	-	0.00%

SFP Holding, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	9/1/2022	4,744,636	4,744,636	4,697,190	3.00%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	9/1/2022	1,839,544	1,839,544	1,821,149	1.16%
		Equity - 101,165.93 Common Units in CI (Summit) Investment Holdings LLC		101,166	1,067,547	863,957	0.55%
				6,685,346	7,651,727	7,382,296	4.71%

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		700,000	700,000	-	0.00%
				700,000	700,000	-	0.00%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		263,814	263,814	204,946	0.13%
				263,814	263,814	204,946	0.13%

Thryv Holdings, Inc.(11)	Services: Business	Senior Secured First Lien Term Loan B (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)(19)	3/1/2026	6,120,000	5,944,492	6,120,000	3.91%
				6,120,000	5,944,492	6,120,000	3.91%

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00%, 1.00% LIBOR Floor)(14)	4/28/2023	1,014,440	951,629	1,014,440	0.65%
		Equity - 5,441 Class A Units		5,441	302,464	62,299	0.04%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	6,506	361,667	74,429	0.05%
				1,026,387	1,615,760	1,151,168	0.74%

Walker Edison Furniture Company LLC	Consumer goods: Durable	Equity - 10,244 Common Units		10,244	1,500,000	7,537,535	4.81%
				10,244	1,500,000	7,537,535	4.81%

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(9)		518,283	518,283	-	-0.02%
				518,283	518,283	-	-0.02%

Subtotal Non-Controlled/ Non-Affiliated Investments				$97,262,228	$109,219,571	$105,407,064	67.28%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

Affiliated Investments:(6)

1888 Industrial Services, LLC(8)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(10)(14)	9/30/2021	9,946,740	9,473,066	-	0.00%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(10)(14)	9/30/2021	25,937,520	19,468,870	-	0.00%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00%, 1.00% LIBOR Floor)(10)(14)	9/30/2021	1,231,932	1,191,257	197,109	0.13%
		Revolving Credit Facility (LIBOR +5.00%, 1.00% LIBOR Floor)(14)(16)(25)	9/30/2021	3,554,069	3,554,069	3,554,069	2.27%
		Equity - 17,493.63 Class A Units		21,562	-	-	0.00%
				40,691,823	33,687,262	3,751,178	2.40%

Black Angus Steakhouses, LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	6/30/2022	758,929	758,929	758,929	0.48%
		Senior Secured First Lien Term Loan (LIBOR + 9.00% PIK, 1.00% LIBOR Floor)(10)(13)	6/30/2022	8,412,596	7,767,533	2,136,799	1.36%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)(16)	6/30/2022	1,500,000	1,500,000	1,500,000	0.96%
				10,671,525	10,026,462	4,395,728	2.80%

Caddo Investors Holdings 1 LLC(11)	Forest Products & Paper	Equity - 6.15% Membership Interest(20)		2,528,826	2,528,826	3,766,822	2.40%
				2,528,826	2,528,826	3,766,822	2.40%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(10)(15)	12/31/2021	12,930,235	7,824,975	-	0.00%
		Equity - 12,350,000 Class A Units		12,350,000	-	-	0.00%
				25,280,235	7,824,975	-	0.00%

JFL-NGS Partners, LLC	Construction & Building	Equity - 57,300 Class B Units		57,300	57,300	33,383,212	21.31%
				57,300	57,300	33,383,212	21.31%

JFL-WCS Partners, LLC	Environmental Industries	Equity - 129,588 Class B Units		129,588	129,588	10,070,454	6.43%
				129,588	129,588	10,070,454	6.43%

Kemmerer Operations, LLC(8)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	2,294,047	2,294,047	2,294,047	1.45%
		Senior Secured First Lien Delayed Draw Term Loan (15.00% PIK)(16)	6/21/2023	288,614	288,614	288,614	0.18%
		Equity - 6.7797 Common Units		7	962,717	276,078	0.18%
				2,582,668	3,545,378	2,858,739	1.81%

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(10)(13)	10/11/2021	5,905,080	5,905,080	2,911,204	1.85%
		Senior Secured First Lien Term Loan B (LIBOR + 13.00% PIK, 1.00% LIBOR Floor)(10)(13)	10/11/2021	7,783,840	6,599,918	-	0.00%
		Warrants - 7.68% of Outstanding Equity		123,867	499,751	-	0.00%
				13,812,787	13,004,749	2,911,204	1.85%

URT Acquisition Holdings Corporation	Services: Business	Unsecured Debt (10.00% Cash)(17)	12/4/2024	2,109,589	2,109,589	2,109,589	1.35%
		Warrants		28,912	-	1,070,000	0.68%
				2,138,501	2,109,589	3,179,589	2.03%

US Multifamily, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	12/31/2022	2,577,418	2,577,418	2,577,418	1.65%
		Equity - 33,300 Preferred Units		33,300	3,330,000	1,828,639	1.17%
				2,610,718	5,907,418	4,406,057	2.82%

Subtotal Affiliated Investments				$100,503,971	$78,821,547	$68,722,983	43.86%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Controlled Investments:(7)

NVTN LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(10)(13)(16)	11/9/2021	6,565,875	6,565,875	6,027,473	3.85%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(13)(16)	12/31/2024	1,500,000	1,497,224	1,461,000	0.93%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(10)(13)	11/9/2021	14,963,195	12,305,096	-	0.00%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(10)(13)	11/9/2021	10,014,223	7,570,054	-	0.00%
		Equity - 787.4 Class A Units		9,550,922	9,550,922	-	0.00%
				42,594,215	37,489,171	7,488,473	4.78%

Subtotal Control Investments				$42,594,215	$37,489,171	$7,488,473	4.78%

Total Investments, June 30, 2021				$240,360,414	$225,530,289	$181,618,520	115.92%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.

(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $44,153,134.

The tax cost basis of investments is $225,771,654 as of June 30, 2021.

(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(5)	Percentage is based on net assets of $156,678,576 as of June 30, 2021.

(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.

(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(8)	The investment has an unfunded commitment as of June 30, 2021 (see Note 8), and fair value includes the value of any unfunded commitments.

(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.

(10)	The investment was on non-accrual status as of June 30, 2021.

(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in whole, or in part. As of June 30, 2021, 14.51% of the Company's portfolio investments were non-qualifying assets.

(12)	Security is non-income producing.

(13)	The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (“LIBOR”) floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of June 30, 2021 was 0.10%.

(14)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2021 was 0.15%.

(15)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of June 30, 2021 was 0.15%.

(16)	This investment earns 0.50% commitment fee on all unused commitment as of June 30, 2021, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(17)	In lieu of paying 10.00% Cash, URT Acquisition Holdings Corporation may elect to pay 12.00% PIK. This security has been paying 10.00% Cash since 12/31/2020.

(18)	This investment represents a Level 1 security in the ASC 820 table as of June 30, 2021 (see Note 4).

(19)	This investment represents a Level 2 security in the ASC 820 table as of June 30, 2021 (see Note 4).

(20)	As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment.

(21)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 4.743% spread on 9/30/2025.

(22)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 5.29% spread on 9/27/2027.

(23)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 5.64% spread on 8/15/2024.

(24)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 6.429% spread on 1/15/2025.

(25)	In lieu of paying 5.00% Cash, 1888 Industrial Services, LLC may elect to pay 5.00% PIK. This security has been paying 5.00% Cash.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2020

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)	11/16/2022	4,715,809	4,715,809	4,466,815	3.0%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	11/16/2022	472,087	472,087	472,087	0.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)	11/16/2022	2,277,293	2,277,293	2,157,052	1.4%
		Revolving Credit Facility (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)(15)	11/16/2022	1,000,000	1,000,000	947,200	0.6%
				8,465,189	8,465,189	8,043,154

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	9/25/2023	4,387,500	4,387,500	3,948,750	2.6%
				4,387,500	4,387,500	3,948,750

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	12/17/2021	12,780,349	12,780,349	11,898,505	7.9%
				12,780,349	12,780,349	11,898,505

Avantor, Inc.(10)	Wholesale	Equity - 13,695 Common Units(16)		—	9,553,793	12,277,988	8.2%
				—	9,553,793	12,277,988

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

CM Finance SPV, LLC	Banking, Finance, Insurance & Real Estate	Unsecured Debt	6/24/2021	101,463	101,463	101,463	0.1%
				101,463	101,463	101,463

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(12)	7/28/2025	2,607,062	2,598,252	2,219,392	1.5%
				2,607,062	2,598,252	2,219,392

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Crow Precision Components, LLC	Aerospace & Defense	Equity - 350 Common Units		—	700,000	723,131	0.5%
				—	700,000	723,131

CT Technologies Intermediate Holdings, Inc.(11)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	12/1/2022	7,500,000	7,500,000	6,832,500	4.5%
				7,500,000	7,500,000	6,832,500

DataOnline Corp.(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	11/13/2025	4,962,500	4,962,500	4,786,331	3.2%
		Revolving Credit Facility (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)(15)	11/13/2025	535,714	535,714	510,357	0.3%
				5,498,214	5,498,214	5,296,688

Dream Finders Homes, LLC	Construction & Building	Preferred Equity (8.00% PIK)		4,531,472	4,531,472	3,928,786	2.6%
				4,531,472	4,531,472	3,928,786

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)		3,969,998	3,969,998	3,969,998	2.6%
		Equity - 150 Common Units		—	—	1,960,830	1.3%
				3,969,998	3,969,998	5,930,828

Global Accessories Group, LLC(11)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	—	0.0%
				—	151,337	—

Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 7.37% Cash, 1.00% LIBOR Floor)(13)	6/27/2023	3,219,964	3,219,964	2,994,565	2.0%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 7.37% Cash, 1.00% LIBOR Floor)(13)	6/27/2023	9,330,056	9,330,056	8,676,952	5.8%
				12,550,020	12,550,020	11,671,517	—

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	8/18/2022	12,098,406	12,098,406	11,987,100	8.0%
				12,098,406	12,098,406	11,987,100

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(17)	2/19/2024	—	955,680	—	0.0%
				—	955,680	—

Manna Pro Products, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	12/8/2023	5,343,674	5,343,674	5,123,515	3.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	12/8/2023	1,085,219	1,085,219	1,040,508	0.7%
				6,428,893	6,428,893	6,164,023

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(9) (14)(21)	7/8/2020	2,777,366	2,103,712	186,083	0.1%
				2,777,366	2,103,712	186,083

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt(18)	7/31/2020	704,106	704,106	—	0.0%
		Unsecured Debt(18)	7/31/2021	761,905	761,905	—	0.0%
				1,466,011	1,466,011	—

Redwood Services Group, LLC(7)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)(15)	6/6/2023	700,000	700,000	647,500	0.4%
				700,000	700,000	647,500

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (8.00% Cash)(9)	8/31/2021	488,750	465,319	—	0.0%
				488,750	465,319	—

Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		—	566,475	686,834	0.5%
				—	566,475	686,834

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	9/1/2022	4,776,955	4,776,955	4,733,962	3.1%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	9/1/2022	1,852,522	1,852,522	1,835,850	1.2%
		Equity - 101,165.93 Common Units in CI (Summit) Investment Holdings LLC		—	1,067,546	657,578	0.4%
				6,629,477	7,697,023	7,227,390

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		—	700,000	343,000	0.2%
				—	700,000	343,000

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		—	263,814	150,374	0.1%
				—	263,814	150,374

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	8/18/2025	1,000,000	989,935	926,500	0.6%
				1,000,000	989,935	926,500	—

URT Acquisition Holdings Corporation	Services: Business	Unsecured Debt (10.00% PIK)	6/23/2021	2,567,929	2,567,929	2,567,929	1.7%
				2,567,929	2,567,929	2,567,929

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00% PIK, 1.00% LIBOR Floor)(13)	4/28/2023	1,014,440	951,628	1,014,440	0.7%
		Equity - 5,441 Class A Units		—	302,464	12,841	0.0%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	—	361,667	15,354	0.0%
				1,014,440	1,615,759	1,042,635

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	9/26/2024	3,519,878	3,519,878	3,519,878	2.3%
		Equity - 1,500 Common Units		—	1,500,000	6,000,000	4.0%
				3,519,878	5,019,878	9,519,878

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(8)		—	518,283	—	0.0%
				—	518,283	—

Subtotal Non-Controlled/Non-Affiliated Investments				$101,082,417	$117,360,954	$114,321,948

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Affiliated Investments:(20)

1888 Industrial Services, LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(9)(13)	9/30/2021	9,946,741	9,473,067	—	0.0%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(9)(13)	9/30/2021	25,937,520	19,468,870	—	0.0%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00%, 1.00% LIBOR Floor)(9)(13)	9/30/2021	1,231,932	1,191,257	1,166,763	0.8%
		Revolving Credit Facility (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)(15)	9/30/2021	3,554,069	3,554,069	3,554,069	2.4%
		Equity - 17,493.63 Class A Units		—	—	—	0.0%
				40,670,262	33,687,263	4,720,832

Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00% PIK)(9)(21)	7/22/2020	11,105,630	8,446,385	1,110,563	0.7%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		971,200	971,200	—	0.0%
		Equity - 16 Common Units		—	—	—	0.0%
				14,476,830	11,817,585	1,110,563

Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	12/31/2020	758,929	758,929	758,929	0.5%
		Senior Secured First Lien Term Loan (LIBOR + 9.00% PIK, 1.00% LIBOR Floor)(9)(12)	12/31/2020	8,412,596	7,767,532	5,047,557	3.4%

		Equity - 17.9% Membership Interest		—	—	—	0.0%
				9,171,525	8,526,461	5,806,486

Caddo Investors Holdings 1 LLC(10)	Forest Products & Paper	Equity - 6.15% Membership Interest(19)		—	2,528,826	2,990,776	2.0%
				—	2,528,826	2,990,776	—

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK) (9)(14)	12/31/2021	12,930,235	7,824,974	905,116	0.6%
		Equity - 12,350,000 Class A Units		—	—	—	0.0%
				12,930,235	7,824,974	905,116

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		1,795,034	1,795,034	1,795,034	1.2%
		Preferred Equity - A-1 Preferred (3.00% PIK)		232,292	232,292	232,292	0.2%
		Equity - 57,300 Class B Units		—	57,300	38,780,067	25.7%
				2,027,326	2,084,626	40,807,393	—

JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred (6.00% PIK)		1,310,649	1,310,649	1,310,649	0.9%
		Equity - 129,588 Class B Units		—	129,588	4,535,580	3.0%
				1,310,649	1,440,237	5,846,229	—

Kemmerer Operations, LLC(7)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	2,051,705	2,051,705	2,051,705	1.4%
		Senior Secured First Lien Delayed Draw Term Loan (15.00% PIK)	6/21/2023	515,699	515,699	515,699	0.4%
		Equity - 6.7797 Common Units		—	962,717	962,717	0.6%
				2,567,404	3,530,121	3,530,121

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(12)	10/11/2021	5,905,080	5,905,080	5,905,080	3.9%
		Senior Secured First Lien Term Loan B (LIBOR + 13.00% PIK, 1.00% LIBOR Floor)(9)(12)	10/11/2021	7,783,840	6,599,918	6,794,514	4.5%
		Warrants - 7.68% of Outstanding Equity	1/9/2027	—	499,751	—	0.0%
				13,688,920	13,004,749	12,699,594

US Multifamily, LLC(10)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	6/17/2021	5,123,913	5,123,913	5,123,913	3.4%
		Equity - 33,300 Preferred Units		—	3,330,000	1,332,000	0.9%
				5,123,913	8,453,913	6,455,913

Subtotal Affiliated Investments				$101,967,064	$92,898,755	$84,873,023

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Controlled Investments:(5)

MCC Senior Loan Strategy JV I LLC(10)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	79,887,500	41,018,500	27.2%
				—	79,887,500	41,018,500
NVTN LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(9)(12)	12/31/2024	6,565,875	6,565,875	4,530,078	3.0%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(9)(12)	12/31/2024	2,000,000	1,995,374	2,000,000	1.3%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(9)(12)	12/31/2024	14,963,195	12,305,096	—	0.0%

		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(9)(12)	12/31/2024	10,014,223	7,570,054	—	0.0%
		Equity - 787.4 Class A Units		—	9,550,922	—	0.0%
				33,543,293	37,987,321	6,530,078

Subtotal Control Investments				$33,543,293	$117,874,821	$47,548,578

Total Investments, September 30, 2020				$236,592,774	$328,134,530	$246,743,549	163.8%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.

(3)	Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for U.S. federal income tax purposes totaled $53,757,923, $134,877,746, and $81,119,823, respectively. The tax cost basis of investments is $327,863,372 as of September 30, 2020.

(4)	Percentage is based on net assets of $150,619,517 as of September 30, 2020.

(5)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(6)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(7)	The investment has an unfunded commitment as of September 30, 2020 (see Note 8) and includes an analysis of the value of any unfunded commitments.

(8)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.

(9)	The investment was on non-accrual status as of September 30, 2020.

(10)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2020, 25.4% of the Company’s portfolio investments were non-qualifying assets.

(11)	A portion of this investment was sold via a participation agreement. The amount stated is the portion retained by the Company (see Note 3).

(12)	The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (“LIBOR”) floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2020 was 0.15%.

(13)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2020 was 0.23%.

(14)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2020 was 0.24%.

(15)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2020 and is recorded as a component of interest income on the Consolidated Statements of Operations.

(16)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2020 (see Note 4).

(17)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2020 (see Note 4).

(18)	Security is non-income producing.

(19)	As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment.

(20)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.

(21)	The investment was past due as of September 30, 2020.

See accompanying notes to consolidated financial statements.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

June 30, 2021

(unaudited)

Note 1. Organization

PhenixFIN Corporation (“PhenixFIN”, the “Company,” “we” and “us”) is a non-diversified closed-end management investment company incorporated in Delaware that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected, and intends to qualify annually, to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). On November 18, 2020, the board of directors of the Company approved the adoption of an internalized management structure, effective January 1, 2021. Until close of business on December 31, 2020 we were externally managed and advised by MCC Advisors LLC (“MCC Advisors”), pursuant to an investment management agreement. MCC Advisors is a wholly owned subsidiary of Medley LLC, which is controlled by Medley Management Inc. (NYSE: MDLY), a publicly traded asset management firm (“MDLY”), which in turn is controlled by Medley Group LLC, an entity wholly owned by the senior professionals of Medley LLC. We use the term “Medley” to refer collectively to the activities and operations of Medley Capital LLC, Medley LLC, MDLY, Medley Group LLC, MCC Advisors, associated investment funds and their respective affiliates herein. Since January 1, 2021 the Company has been managed pursuant to an internalized management structure.

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

The Company’s investment objective is to generate current income and capital appreciation. The management team seeks to achieve this objective primarily through making loans, private equity or other investments in privately-held companies. The Company may also make debt, equity or other investments in publicly-traded companies. (These investments may also include investments in other BDCs, closed-end funds or REITs.) We may also pursue other strategic opportunities and invest in other assets or operate other businesses to achieve our investment objective, such as operating and managing an asset-based lending business. The portfolio generally consists of senior secured first lien term loans, senior secured second lien term loans, senior secured bonds, preferred equity and common equity. Occasionally, we will receive warrants or other equity participation features which we believe will have the potential to increase total investment returns. Our loan and other debt investments are primarily rated below investment grade or are unrated. Investments in below investment grade securities are considered predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal when due.

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

June 30, 2021

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

On December 21, 2020, the Company announced that it completed the application process for and was authorized to transfer the listing of its shares of common stock to the NASDAQ Global Market. The listing and trading of the common stock on the NYSE ceased at the close of trading on December 31, 2020. Since January 4, 2021, the common stock trades on the NASDAQ Global Market under the trading symbol “PFX.”

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

COVID-19 Developments

The COVID-19 pandemic continues to have adverse consequences on the U.S. and global economies, as well as on the Company (including certain portfolio companies) in particular. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. The Company’s performance (including that of certain of its portfolio companies) was negatively impacted during the pandemic. The longer-term impact of COVID-19 on the operations and the performance of the Company (including certain portfolio companies) is difficult to predict, but may continue to be adverse. The longer-term potential impact on such operations and performance could depend to a large extent on future developments and actions taken by authorities and other entities to mitigate COVID-19 and its economic impact. The impacts, as well as the uncertainty over impacts to come, of COVID-19 have adversely affected the performance of the Company (including certain portfolio companies) and may continue to do so in the future. Further, the potential exists for variants of COVID-19, including the Delta variant, to impede the global economic recovery and exacerbate geographic differences in the spread of, and response to, COVID-19.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended June 30, 2021, the Company earned approximately $0.5 and $0.6 million in PIK interest, respectively. For the three and nine months ended June 30, 2020, the Company earned approximately $0.6 million and $3.1 million in PIK interest, respectively.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

(unaudited)

Note 2. Significant Accounting Policies (continued)

Revenue Recognition (continued)

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. For the three and nine months ended June 30, 2021, fee income was approximately $0.1 million and $0.7 million, respectively (see Note 9). For the three and nine months ended June 30, 2020, fee income was approximately $0.2 million and $0.6 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. There were no realized gains or losses related to non-cash restructuring transactions during the three and nine months ended June 30, 2021 and 2020. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed uncollectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At June 30, 2021, certain investments in ten portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $13.6 million, or 7.5% of the fair value of our portfolio. At September 30, 2020, certain investments in eight portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $21.7 million, or 8.8% of the fair value of our portfolio.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

(unaudited)

Note 2. Significant Accounting Policies (continued)

Valuation of Investments (continued)

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

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. In January 2021, the FASB issued ASU 2021-01, “Reference rate reform (Topic 848),” which expanded the scope of Topic 848. ASU 2020-04 and ASU 2021-01 are effective through December 31, 2022 when the Company plans to apply the amendments in this update to account for contract modifications due to changes in reference rates. The Company does not believe the adoption of ASU 2020-04 and ASU 2021-01 will have a material impact on its consolidated financial statements and disclosures.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There was no provision for federal excise tax at June 30, 2021 and June 30, 2020.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of June 30, 2021 and September 30, 2020, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2021 the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments. By comparison, for the three and nine months ended June 30, 2020, the Company recorded a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments of $36.0 thousand and $(49.7) thousand, respectively.

As of June 30, 2021 and September 30, 2020, the Company had a deferred tax asset of $19.9 million and $22.8 million, respectively, consisting primarily of net operating losses and net unrealized losses on the investments held within its Taxable Subsidiaries. As of June 30, 2021 and September 30, 2020, the Company has booked a valuation allowance of $19.9 million and $22.8 million, respectively, against its deferred tax asset.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at June 30, 2021.   Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and applicable state tax authorities.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

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

Company performance (including that of certain of its portfolio companies) has been and may continue to be negatively impacted by the COVID-19 pandemic’s effects. The COVID-19 pandemic has adversely impacted economies and capital markets around the world in ways that may continue and may change in unforeseen ways for an indeterminate period. The pandemic has also adversely affected various businesses, including some in which we are invested. The COVID-19 pandemic may exacerbate pre-existing business performance, political, social and economic risks affecting certain companies and countries generally. The impacts, as well as the uncertainty over impacts to come, of COVID-19 have adversely affected the performance of the Company (including certain portfolio companies) and may continue to do so in the future. Further, the potential exists for variants of COVID-19, including the Delta variant, to impede the global economic recovery and exacerbate geographic differences in the spread of, and response to, COVID-19.

Note 3. Investments

The composition of our investments as of June 30, 2021 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$165,696	73.4%	$90,280	49.6%
Senior Secured Second Lien Term Loans	2,600	1.2	2,483	1.4
Senior Secured Notes	3,757	1.7	3,726	2.1
Unsecured Debt	3,846	1.7	2,110	1.2
Equity/Warrants	49,631	22.0	83,020	45.7
Total Investments	$225,530	100.0%	$181,619	100.0%

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

(unaudited)

Note 3. Investments (continued)

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At June 30, 2021 and September 30, 2020, the total fair value of warrants was $1.1 million and $15.3 thousand, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the three months ended June 30, 2021, the Company did not acquire warrants in existing portfolio companies, and during the nine months ended June 30, 2021, the Company acquired warrants in 1 existing portfolio company. During the three and nine months ended June 30, 2020, the Company had no warrant activity.

For the three and nine months ended June 30, 2021, there was $1.1 million and $1.1 million, respectively, of unrealized appreciation related to warrants, which was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. For the three and nine months ended June 30, 2020, there was $0 and $25.0 thousand, respectively, of unrealized depreciation related to warrants, which was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2021 (dollars in thousands):

	Fair Value	Percentage

Construction & Building	$38,001	20.7%
Services: Business	31,707	17.5
Banking, Finance, Insurance & Real Estate	21,194	11.7
High Tech Industries	17,059	9.4
Automotive	13,005	7.2
Hotel, Gaming & Leisure	11,884	6.5
Containers, Packaging & Glass	11,536	6.4
Environmental Industries	10,070	5.5
Consumer goods: Durable	7,538	4.2
Energy: Oil & Gas	3,751	2.1
Forest Products & Paper	3,767	2.1
Manufacturing	3,726	2.1
Healthcare & Pharmaceuticals	2,911	1.6
Aerospace & Defense	2,611	1.4
Metals & Mining	2,859	1.6
Total	$181,619	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2020 (dollars in thousands):

	Fair Value	Percentage

Construction & Building	$51,964	21.1%
Multisector Holdings	41,019	16.6
High Tech Industries	26,165	10.6
Healthcare & Pharmaceuticals	23,481	9.5
Services: Business	21,841	8.9
Hotel, Gaming & Leisure	12,337	5.0
Wholesale	12,278	5.0
Containers, Packaging & Glass	11,987	4.8
Consumer goods: Durable	9,520	3.8
Banking, Finance, Insurance & Real Estate	6,557	2.7
Consumer goods: Non-durable	6,164	2.5
Environmental Industries	5,846	2.4
Energy: Oil & Gas	5,626	2.3
Metals & Mining	3,530	1.4
Forest Products & Paper	2,991	1.2
Aerospace & Defense	2,942	1.2
Media: Broadcasting & Subscription	1,110	0.5
Automotive	1,043	0.4
Retail	343	0.1
Total	$246,744	100.0%

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

(unaudited)

Note 3. Investments (continued)

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at June 30, 2021 (dollars in thousands):

	Fair Value	Percentage

West	$54,617	30.1%
Northeast	54,374	29.9
Southeast	35,418	19.5
Southwest	20,085	11.1
Midwest	16,920	9.3
Mid-Atlantic	205	0.1
Total	$181,619	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2020 (dollars in thousands):

	Fair Value	Percentage

Northeast	$98,555	39.9%
West	55,400	22.5
Southeast	42,321	17.1
Midwest	27,574	11.2
Mid-Atlantic	13,334	5.4
Southwest	9,560	3.9
Total	$246,744	100.0%

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

(unaudited)

Note 3. Investments (continued)

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the nine months ended June 30, 2021 and 2020 were as follows:

Name of Investment(3)(4)	Type of Investment	Fair Value at September 30, 2020	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2021	Income Earned

Affiliated Investments

1888 Industrial Services, LLC	Senior Secured First Lien Term Loan C	$1,166,763	$-	$-	$(969,654)	$-	$197,109	$75,148
	Revolving Credit Facility	3,554,069	-	-	-	-	3,554,069	164,420

Access Media Holdings, LLC	Senior Secured First Lien Term Loan	1,110,563	(1,239,336)	-	7,335,822	(7,207,049)	-	-
	Preferred Equity Series A	-	-	-	1,600,000	(1,600,000)	-	-
	Preferred Equity Series AA	-	-	-	800,000	(800,000)	-	-
	Preferred Equity Series AAA	-	-	-	971,200	(971,200)	-	-

Black Angus Steakhouses,LLC	Senior Secured First Lien Delayed Draw Term Loan	758,929	-	-	-	-	758,929	57,552
	Senior Secured First Lien Term Loan	5,047,557	-	-	(2,910,758)	-	2,136,799	-
	Senior Secured First Lien Super Priority DDTL	-	1,500,000	-	-	-	1,500,000	86,929

Caddo Investors Holdings 1 LLC	Equity	2,990,776	-	-	776,046	-	3,766,822	-

Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	905,116	-	-	(905,116)	-	-	-

JFL-NGS Partners, LLC	Preferred Equity A-2	1,795,034	(2,110,987)	-	-	315,953	-	(16,377)
	Preferred Equity A-1	232,292	-	-	-	(232,292)	-	(2,119)
	Equity	38,780,067	-	-	(5,396,855)	-	33,383,212	-

JFL-WCS Partners, LLC	Preferred Equity Class A	1,310,649	(1,330,460)	-	-	19,811	-	(53,623)
	Equity	4,535,580	-	-	5,534,874	-	10,070,454	-

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

(unaudited)

Note 3. Investments (continued)

Transactions With Affiliated/Controlled Companies (continued)

Name of Investment(3)(4)	Type of Investment	Fair Value at September 30, 2020	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2021	Income Earned

Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,051,705	242,342	-	-	-	2,294,047	242,443
	Senior Secured First Lien Delayed Draw Term Loan	515,699	(227,085)	-	-	-	288,614	44,007
	Equity	962,717	-	-	(686,639)	-	276,078	-

Path Medical, LLC	Senior Secured First Lien Term Loan A	5,905,080	-	-	(2,993,876)	-	2,911,204	105,061
	Senior Secured First Lien Term Loan B	6,794,514	-	-	(6,794,514)	-	-	3,027

URT Acquisition Holdings Corporation	Unsecured Debt	2,567,929	(500,000)	-	-	41,660	2,109,589	120,092
	Warrants	-	-	-	1,070,000	-	1,070,000	-

US Multifamily, LLC	Senior Secured First Lien Term Loan	5,123,913	(2,546,495)	-	-	-	2,577,418	257,660
	Equity	1,332,000	-	-	496,639	-	1,828,639	-

Total Affiliated Investments		$87,440,952	$(6,212,021)	$-	$(2,072,831)	$(10,433,117)	$68,722,983	$1,084,220

Controlled Investments

MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	41,018,500	(39,739,929)	-	38,868,999	(40,147,570)	-	-
NVTN LLC	Senior Secured First Lien Term Loan	4,530,078	-	-	1,497,395	-	6,027,473	-
	Super Priority Senior Secured First Lien Term Loan	2,000,000	(500,000)	-	(40,850)	1,850	1,461,000	-
Total Controlled Investments		$47,548,578	$(40,239,929)	$-	$40,325,544	$(40,145,720)	$7,488,473	$-

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

(unaudited)

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2019	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2020	Income Earned

Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$9,304,145	$168,923	$-	$(9,473,068)	$-	$-	$167,086
	Senior Secured First Lien Term Loan B	5,886,892	-	-	(5,886,892)	-	-	-
	Senior Secured First Lien Term Loan C	1,170,014	21,243	-	(24,494)	-	1,166,763	21,011
	Senior Secured First Lien Term Loan D	224,456	11,878	-	-	-	236,334	11,874
	Senior Secured First Lien Term Loan E	-	851,840	-	-	-	851,840	41,700
	Revolving Credit Facility	4,387,025	(887,985)	-	-	-	3,499,040	189,855
	Equity	-	-	-	-	-	-	-
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	2,509,089	-	-	(885,101)	-	1,623,988	-
	Preferred Equity Series A	-	-	-	-	-	-	-
	Preferred Equity Series AA	-	-	-	-	-	-	-
	Preferred Equity Series AAA	(100,800)	-	-	-	-	(100,800)	-
	Equity	-	-	-	-	-	-	-
Caddo Investors Holdings 1 LLC	Equity	2,830,051	2,452	-	212,812	-	3,045,315	-
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	1,264,841	-	-	(390,933)	-	873,908	-
	Revolving Credit Facility	545,103	(545,103)	-	-	-	-	6,692
	Equity	-	-	-	-	-	-	-
JFL-NGS Partners, LLC	Preferred Equity A-2	20,150,684	(18,355,650)	-	-	-	1,795,034	338,741
	Preferred Equity A-1	2,607,661	(2,375,369)	-	-	-	232,292	43,836
	Equity	19,096,371	-	-	19,683,696	-	38,780,067	-
JFL-WCS Partners, LLC	Preferred Equity Class A	1,236,269	74,380	-	-	-	1,310,649	57,590
	Equity	2,755,041	-	-	614,247	-	3,369,288	-
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	1,766,511	209,449	-	-	-	1,975,960	209,536
	Senior Secured First Lien Delayed Draw Term Loan	706,604	(209,944)	-	-	-	496,660	61,155
	Equity	962,717	-	-	-	-	962,717	-
Path Medical, LLC	Senior Secured First Lien Term Loan	8,845,167	826,133	-	(114,496)	-	9,556,804	913,579
	Senior Secured First Lien Term Loan A	3,047,473	257,147	-	(11,963)	-	3,292,657	287,276
	Senior Secured First Lien Term Loan C	344,291	(344,463)	-	172	-	-	17,776
	Equity	-	-	-	-	-	-	-
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	(1,546,087)	-	-	-	5,123,913	464,630
	Equity	3,330,000	-	-	(1,165,500)	-	2,164,500	-
Total Affiliated Investments		$99,539,605	$(21,841,156)	$-	$2,558,480	$-	$80,256,929	$2,832,337

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

(unaudited)

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2019	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2020	Income Earned
Controlled Investments
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	$69,948,970	$1,312,500	$-	$24,126,289	$-	$47,135,181	$4,725,000
NVTN LLC	Senior Secured First Lien Term Loan	4,255,990	2,309,884	-	2,035,796	-	4,530,078	62,840
	Super Priority Senior Secured First Lien Term Loan	-	1,995,374	-	4,626	-	2,000,000	1,983
	Senior Secured First Lien Term Loan B	7,152,352	-	-	7,152,352	-	-	-
	Senior Secured First Lien Term Loan C	-	-	-	-	-	-	-
	Equity	-	-	-	-	-	-	-
TPG Plastics LLC	Senior Secured Second Lien Term Loan	352,984	352,984	-	-	-	-	12,806
	Unsecured Debt	278,810	278,810	-	-	-	-	6,876
	Unsecured Debt	1,644,751	1,630,312	-	1,672,398	1,686,837	-	-
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	18,905,403	1,594,416	-	-	20,499,819	-	500,767
	Preferred Equity	4,914,667	2,533,622	-	1,638,223	4,019,268	-	-
	Equity	-	66,378	-	12,936,879	12,870,501	-	-
Total Controlled Investments		$107,453,927	$12,074,280	$-	$49,566,563	$39,076,425	$53,665,259	$5,310,272

(1)	The Company and GALIC were the members of MCC JV, a joint venture formed as a Delaware limited liability company that was not consolidated by either member for financial reporting purposes. The members of MCC JV made capital contributions as investments by MCC JV were completed, and all portfolio and other material decisions regarding MCC JV were submitted to MCC JV’s board of managers, which was comprised of an equal number of members appointed by each of the Company and GALIC. Approval of MCC JV’s board of managers required the unanimous approval of a quorum of the board of managers, with a quorum consisting of equal representation of members appointed by each of the Company and GALIC. Because management of MCC JV was shared equally between the Company and GALIC, the Company did not have operational control over MCC JV for purposes of the 1940 Act or otherwise. On October 8, 2020, the Company, GALIC, MCC JV, and an affiliate of Golub entered into a Membership Interest Purchase Agreement pursuant to which a fund affiliated with and managed by Golub concurrently purchased all of the Company’s interest in MCC JV and all of GALIC’s interest in MCC JV.

(2)	Amount of income earned represented distributions from MCC JV to the Company and is a component of dividend income, net of provisional taxes in the Consolidated Statements of Operations.

(3)	The par amount and additional detail are shown in the Consolidated Schedule of Investments.

(4)	Securities with a zero value at the beginning and end of the period, and those that had no transaction activity were excluded from the roll forward.

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the nine months ended June 30, 2021 and 2020. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment, as applicable. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the three and nine months ended June 30, 2021 and 2020.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

(unaudited)

Note 3. Investments (continued)

Loan Participation Sales

The Company may sell portions of its investments via participation agreements to a managed account, managed by an affiliate or non-affiliate of the Company. At June 30, 2021, there were no participation agreements outstanding. At September 30, 2020, there were two participation agreements outstanding with an aggregate fair value of $6.8 million. The transfer of the participated portion of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. In each case, the Company’s loan participation agreements satisfy the following conditions:

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

During the three and nine months ended June 30, 2021, the Company did not collect interest and principal payments on behalf of any participant, since there were no participation agreements outstanding. During the three and nine months ended June 30, 2020, the Company collected interest and principal payments on behalf of the participants in aggregate amounts of $0.7 million and $2.0 million, respectively. Under the terms of the participation agreements, the Company collected and remitted periodic payments to the participants equal to the participant’s proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

June 30, 2021

(unaudited)

Note 3. Investments (continued)

MCC Senior Loan Strategy JV I LLC (continued)

Due to the sale transaction on October 8, 2020, the Company no longer held an investment in MCC JV at June 30, 2021. At September 30, 2020, MCC JV had total investments at fair value of $163.1 million. As of September 30, 2020, MCC JV’s portfolio was comprised of senior secured first lien term loans of 45 borrowers. As of September 30, 2020, certain investments in one portfolio company held by MCC JV were on non-accrual status.

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

June 30, 2021

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

June 30, 2021

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

June 30, 2021

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

June 30, 2021

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

June 30, 2021

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

(unaudited)

Note 3. Investments (continued)

MCC Senior Loan Strategy JV I LLC (continued)

(1)	Represents the annual current interest rate as of September 30, 2020. All interest rates are payable in cash, unless otherwise noted.

(2)	Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	Percentage is based on MCC JV’s net assets of $59,617,800 as of September 30, 2020.

(4)	This investment was on non-accrual status as of September 30, 2020.

(5)	Par amount includes accumulated PIK interest and is net of repayments.

Below is certain summarized financial Information for MCC JV as of September 30, 2020, and for the three and nine months ended June 30, 2020:

September 30, 2020

Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (amortized cost of $181,365,360)	$163,133,421
Cash	6,055,178
Other assets	1,148,102
Total assets	$170,336,701

Line of credit (net of debt issuance costs of $1,574,115)	$109,745,367
Other liabilities	424,095
Interest payable	549,439
Total liabilities	110,718,901
Members’ capital	59,617,800
Total liabilities and members’ capital	$170,336,701

	For the three months ended June 30,	For the nine months ended June 30,
	2020	2020
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total revenues	$3,580,358	$12,763,742
Total expenses	(2,291,528)	(7,612,876)
Net unrealized appreciation/(depreciation)	17,149,719	(14,703,646)
Net realized gain/(loss)	(12,586,171)	(12,620,121)
Net income/(loss)	$5,852,378	$(22,172,901)

Unconsolidated Significant Subsidiaries

The Company evaluated and determined that it had no significant subsidiaries as of June 30, 2021.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of June 30, 2021 (dollars in thousands):

	Fair Value Hierarchy as of June 30, 2021
	1	2	3
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$6,120	$84,160	$90,280
Senior Secured Second Lien Term Loans	—	—	2,483	2,483
Senior Secured Notes	—	3,726	—	3,726
Unsecured Debt	—	—	2,110	2,110
Equity/Warrants	16,788	—	62,465	79,253
Total	$16,788	$9,846	$151,218	$177,852
Investments measured at net asset value(1)				3,767
Total Investments, at fair value				$181,619

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

(unaudited)

Note 4. Fair Value Measurements (continued)

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2020 (dollars in thousands):

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$106,463	$106,463
Senior Secured Second Lien Term Loans	—	—	13,927	13,927
Unsecured Debt	—	—	2,669	2,669
MCC Senior Loan Strategy JV I LLC(1)	—	—	41,019	41,019
Equity/Warrants	12,278	—	67,397	79,675
Total	$12,278	$—	$231,475	$243,753
Investments measured at net asset value(2)				2,991
Total Investments, at fair value				$246,744

(1)	MCC Senior Loan Strategy JV I LLC was sold on October 8, 2020 and as such fair value was measured as a Level 3 investment as of September 30, 2020. Previously, fair value had been measured using NAV.

(2)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended June 30, 2021 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Unsecured Debt	MCC Senior Loan Strategy JV I LLC	Equities/ Warrants	Total
Balance as of September 30, 2020	$106,463	$13,927	$2,669	$41,019	$67,397	$231,475
Purchases and other adjustments to cost	4,258	—	—	—	—	4,258
Sales	1,887	(11,892)	(782)	(39,739)	(3,085)	(53,611)
Net realized gains/(losses) from investments	(25,263)	4	27	(40,148)	(3,268)	(68,648)
Net unrealized gains/(losses)	(3,185)	444	196	38,868	1,421	37,744
Balance as of June 30, 2021	$84,160	$2,483	$2,110	$—	$62,465	$151,218

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended June 30, 2020 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Unsecured Debt	Equities/ Warrants	Total
Balance as of September 30, 2019	$192,770	$36,508	$2,653	$78,329	$310,260
Purchases and other adjustments to cost	1,519	654	5	1,083	3,261
Originations	14,629	944	2,500	182	18,255
Sales	(186)	(1,160)	—	(5,714)	(7,060)
Settlements	(70,541)	(537)	(549)	(25,430)	(97,057)
Net realized gains/(losses) from investments	—	(20,729)	—	(18,577)	(39,306)
Net unrealized gains/(losses)	(30,853)	(2,441)	(1,371)	34,293	(372)
Balance as of June 30, 2020	$107,338	$13,239	$3,238	$64,166	$187,981

Net change in unrealized gain (loss) for the nine months ended June 30, 2021 and 2020 included in earnings related to investments still held as of June 30, 2021 and 2020, was approximately $(10.9) million and $34.4 million, respectively.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

(unaudited)

Note 4. Fair Value Measurements (continued)

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended June 30, 2021 and 2020, none of our investments transferred in or out of Level 3.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of June 30, 2021 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input(1)	Range (Weighted Average)
Senior Secured First Lien Term Loans	$3,753	Market Approach	LTM Revenue Multiple	0.25x - 0.55x (0.50x)
Senior Secured First Lien Term Loans	2,577	Enterprise Value Analysis / Market Approach	Expected Proceeds / Capitalization Rate	$4.50 - $5.50 ($5.00)
Senior Secured First Lien Term Loans	6,518	Income Approach (DCF)	Market Yield	8.50% - 9.50% (9.00%)
Senior Secured First Lien Term Loans	29,824	Market Approach	Market Yield	5.50% - 20.00% (12.98%)
Senior Secured First Lien Term Loans	6,978	Market Approach	EBITDA Multiple	2.00x - 5.00x (3.76x)
Senior Secured First Lien Term Loans	11,639	Market Approach (DCF)	Market Yield	6.75% - 7.25% (7.00%)
Senior Secured First Lien Term Loans	19,960	Market Approach (Guideline Comparable)	Market Yield	5.00% - 10.00% (7.99%)
Senior Secured First Lien Term Loans	2,911	Market Approach	NFY Revenue Multiple	0.30x - 0.40x (0.35x)

Senior Secured Second Lien Term Loans	2,483	Market Approach	LTM EBITDA multiple	0.10x - 0.11x (0.10x)

Unsecured Debt	2,110	Market Approach	Market Yield	9.50% - 10.50% (10.00%)

Equity/Warrants	1,830	Enterprise Value Analysis / Market Approach	Expected Proceeds / Capitalization Rate	$4.50 - $5.50 ($5.00)
Equity/Warrants	1,070	Market Approach	EV/EBITDA Multiple	4.00x - 4.50x (4.25x)
Equity/Warrants	43,454	Market Approach	LTM EBITDA multiple	8.50x - 9.50x (9.00x)
Equity/Warrants	2,349	Market Approach	LTM Revenue Multiple	0.15x - 0.55x (0.20x)
Equity/Warrants	7,665	Market Approach	EBITDA Multiple / Revenue Multiple	6.88x - 15.00x (13.39x)
Equity/Warrants	864	Market Approach (Guideline Comparable)	EBITDA Multiple / Revenue Multiple	2.00x - 6.50x (6.50x)
Equity/Warrants	4,616	Market Approach	Market Yield	10.50% - 12.00% (11.25%)
Equity/Warrants	205	Market Approach (Guideline Comparable)	EBITDA Multiple	2.25x - 4.50x (4.50x)
Equity/Warrants	276	Market Approach	EBITDA Multiple	1.75x - 2.75x (2.25x)
Equity/Warrants	62	Market Approach	EV/CFY Multiple	5.92x - 6.99x (6.46x)
Equity/Warrants	74	Market Approach	Fully Diluted	$0.01 - $0.01 ($0.01)
Total	$151,218

(1)	Represents inputs used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

(unaudited)

Note 4. Fair Value Measurements (continued)

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2020 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien Term Loans	$50,135	Income Approach (DCF)	Market yield	7.52% - 15.27% (10.34%)
Senior Secured First Lien Term Loans	55,856	Market Approach (Guideline Comparable)/Income Approach (DCF)/ Enterprise Value Analysis	Revenue Multiple(1)	0.25x – 0.50x (0.49x)
			EBITDA Multiple(1)	2.50x - 8.50x (5.73x)
			Capitalization rate	5.50x - 5.50x (5.50x)
			Discount rate	17.90% - 17.90% (17.90%)
			Expected Proceeds	$8.25 - $52.00 ($45.65)
Senior Secured First Lien Term Loans	472	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Senior Secured Second Lien Term Loan	9,978	Income Approach (DCF)	Market yield	12.01% - 14.82% (14.01%)
Senior Secured Second Lien Term Loans	3,949	Market Approach (Guideline Comparable)/Income Approach (DCF)	EBITDA Multiple(1)	8.00x - 8.00x (8.00x)
			Discount Rate	21.00% - 21.00% (21.00%)

Unsecured Debt	-	Market Approach (Guideline Comparable)	EBITDA Multiple(1)	2.50x - 4.50x (3.50x)
Unsecured Debt	2,669	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
MCC Senior Loan Strategy JV I LLC	41,019	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Equity	63,468	Market Approach (Guideline Comparable)/ Income Approach (DCF)/Enterprise Value Analysis	Revenue Multiple(1)	0.50x - 0.88x (0.69x)
			EBITDA Multiple(1)	2.50x - 9.50x (8.25x)
			Capitalization rate	5.50% - 5.50% (5.50%)
			Discount rate	14.50% - 14.50% (14.50%)
			Expected Proceeds	$8.25 - $52.00 ($38.00)
Equity	3,929	Income Approach (DCF)	Market Yield	15.40% - 15.40% (15.40%)
Total	$231,475

(1)	Represents inputs used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

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

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks through calendar year ended 2022. The Earnout and AMI were initially recorded with an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of June 30, 2021 and September 30, 2020, the Company deemed the contingent consideration to be uncollectible.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

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

As of June 30, 2021, the Company’s asset coverage was 302.5% after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

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

The Company’s outstanding debt as of June 30, 2021 and September 30, 2020 was as follows (dollars in thousands):

	June 30, 2021				September 30, 2020
	Aggregate Principal Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Available	Principal Amount Outstanding	Carrying Value	Fair Value
2021 Notes	$—	$—	$—	$—	$74,013	$74,013	$73,803	$73,095
2023 Notes	$77,847	$77,847	$77,364	$78,937	$77,847	$77,847	$77,158	$72,460
Total debt	$77,847	$77,847	$77,364	$78,937	$151,860	$151,860	$150,961	$145,555

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

June 30, 2021

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

June 30, 2021

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

Fair Value of Debt Obligations

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of June 30, 2021 and September 30, 2020, the Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As of June 30, 2021 and September 30, 2020, debt issuance costs related to the Notes were as follows (dollars in thousands):

	June 30, 2021		September 30, 2020
	2023 Notes	Total	2021 Notes	2023 Notes	Total
Total debt issuance costs	$3,102	$3,102	$3,226	$3,102	$6,328
Amortized debt issuance costs	2,620	2,620	3,016	2,406	$5,422
Unamortized debt issuance costs	$482	$482	$210	$696	$906

For the three and nine months ended June 30, 2021 and 2020, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the Three Months Ended June 30		For the Nine Months Ended June 30
	2021	2020	2021	2020
2021 Notes Interest	$—	$1,203	$668	$3,608
2023 Notes Interest	1,192	1,192	3,576	3,576
2023 Notes Premium	—	(1)	—	(2)
Israeli Notes Interest	—	58	—	2,486
Amortization of debt issuance costs	69	284	294	2,644
Total	$1,261	$2,736	$4,538	$12,312
Weighted average stated interest rate	2.2%	6.4%	7.2%	6.4%
Weighted average outstanding balance	$77,847	$154,881	$84,649	$201,523

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

(unaudited)

Note 6. Agreements (continued)

Base Management Fee (continued)

For the three and nine months ended June 30, 2021, the Company incurred base management fees to MCC Advisors of $0 and $1.1 million, respectively. For the three and nine months ended June 30, 2020, the Company incurred base management fees to MCC Advisors of $1.3 million and $5.0 million, respectively.

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

June 30, 2021

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

(unaudited)

Note 6. Agreements (continued)

Incentive Fee (continued)

For the three and nine months ended June 30, 2021 and 2020, the Company did not incur any incentive fees on net investment income because pre-incentive fee net investment income did not exceed the hurdle amount under the formula set forth in the Investment Management Agreement. The Investment Management Agreement terminated as of December 31, 2020, and the Company no longer incurs incentive fees under the Investment Management Agreement as a result.

As of June 30, 2021 and September 30, 2020, $0 and $1.4 million, respectively, were included in “management and incentive fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to the administration agreement, MCC Advisors furnished us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimbursed MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. From time to time, our administrator was able to pay amounts owed by us to third-party service providers and we would subsequently reimburse our administrator for such amounts paid on our behalf. In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services (“U.S. Bancorp”). The administration agreement with MCC Advisors terminated by its terms on December 31, 2020. For the three and nine months ended June 30, 2021, we recorded $0.1 million and $0.5 million, respectively, in administrator expenses. For the three and nine months ended June 30, 2020, we incurred $0.6 million and $1.7 million in administrator expenses, respectively.

As of June 30, 2021 and September 30, 2020, $0.1 million and $0.2 million, respectively, were included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

June 30, 2021

(unaudited)

Note 8. Commitments

Insurance Reimbursements Related to Professional Fees

The Company has received insurance proceeds during fiscal year 2021 under its insurance policy primarily relating to the legal expenses associated with the dismissed stockholder class action, captioned as FrontFour Capital Group LLC, et al. v Brook Taube et al. During the three and nine months ended June 30, 2021, the Company received $1.0 million and $2.1 million, respectively, of insurance proceeds. During the three and nine months ended June 30, 2020, the Company received $1.0 million and $5.8 million of insurance proceeds, respectively. The reimbursements have been recorded as an offset or reduction in professional fees and expenses on the Consolidated Statements of Operations.

Unfunded commitments

As of June 30, 2021 and September 30, 2020, we had commitments under loan and financing agreements to fund up to $5.1 million to seven portfolio companies and $3.9 million to five portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2021 and September 30, 2020 is shown in the table below (dollars in thousands):

	June 30, 2021	September 30, 2020
Redwood Services Group, LLC - Revolver	$1,575	$1,050
1888 Industrial Services, LLC - Revolver	1,078	1,078
Alpine SG - Revolver	1,000	—
Kemmerer Operations, LLC - Delayed Draw Term Loan	908	908
NVTN LLC - DDTL	220	220
Black Angus Steakhouses, LLC - Super Priority DDTL	167	—
DataOnline Corp. - Revolver	107	179
NVTN LLC - Super Priority DDTL	—	500
Total unfunded commitments	$5,055	$3,935

Note 9. Fee Income

Fee income consists of origination/closing fees, amendment fees, prepayment penalty and other miscellaneous fees which are non-recurring in nature, as well as administrative agent fees, which are recurring in nature. The following table summarizes the Company’s fee income for the three and nine months ended June 30, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended June 30		For the Nine Months Ended June 30
	2021	2020	2021	2020
Administrative agent fee	$54	$44	$381	$163
Prepayment fee	—	—	—	139
Amendment fee	5	124	94	138
Other fees	12	34	175	91
Origination fee	—	—	—	87
Fee income	$71	$202	$650	$618

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

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

No board service compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and nine months ended June 30, 2021, we accrued $0.2 million and $0.9 million for directors’ fees expense, respectively. For the three and nine months ended June 30, 2020, we accrued $0.3 million and $1.0 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of June 30, 2021.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three and nine months ended June 30, 2021 and 2020 (dollars in thousands, except share and per share amounts):

	For the Three Months Ended June 30		For the Nine Months Ended June 30
	2021	2020	2021	2020
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$6,969	$7,604	$8,318	$(67,086)
Weighted average shares of common stock
outstanding - basic and diluted	2,683,093	2,723,711	2,707,794	2,723,711
Earnings (loss) per share of common stock - basic and diluted	$2.60	$2.79	$3.07	$(24.63)

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

(unaudited)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended June 30, 2021 and 2020:

	For the Nine Months Ended June 30
	2021	2020
Per share data
Net Asset Value per share at Beginning of Period	$55.30	$79.46

Results of Operations:
Net Investment Income/(Loss)(1)	6.44	(0.68)
Net Realized Gain/(Loss) on Investments	(17.17)	(14.60)
Net Unrealized Gain/(Loss) on Investments	13.85	(8.42)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	(0.02)
Net loss on extinguishment of debt	(0.05)	(0.91)
Net Increase (Decrease) in Net Assets Resulting from Operations	3.07	(24.63)

Capital Share Transactions
Repurchase of common stock under stock repurchase program	0.12	—
Net Increase (Decrease) Resulting from Capital Share Transactions	0.12	—
Net Asset Value per share at End of Period	$58.49	$54.83

Net Assets at End of Period	$156,678,576	$149,346,046
Shares Outstanding at End of Period	2,678,921	2,723,711

Per share market value at end of period	$40.80	$15.40
Total return based on market value(2)	128.83%	(70.27%)
Total return based on net asset value(3)	4.02%	(30.99%)
Portfolio turnover rate(4)	21.93%	7.20%

The following is a schedule of ratios and supplemental data for the nine months ended June 30, 2021 and 2020:

Ratios:
Ratio of net investment income/(loss) to average net assets after waivers, discounts and reimbursements(4)(5)	15.41%	(1.43%)
Ratio of total expenses to average net assets after waivers, discounts and reimbursements(4)(5)	9.31%	13.98%
Ratio of incentive fees to average net assets after waivers(5)	0.00%	0.00%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(4)(5)(9)	9.31%	14.17%
Percentage of non-recurring fee income(6)	2.33%	2.66%
Average debt outstanding(7)	84,649,449	201,704,498
Average debt outstanding per common share	31.26	74.06
Asset coverage ratio per unit(8)	3,025	1,983
Total Debt Outstanding(10)
2021 Notes	—	73,644,036
2023 Notes	77,364,454	77,088,530

Average market value per unit:
2021 Notes	N/A	22.19
2023 Notes	24.80	19.84

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

(unaudited)

Note 12. Financial Highlights (continued)

(1)	Net investment income/(loss) excluding management and incentive fee waivers, discounts and reimbursements based on total weighted average common stock outstanding equals $6.51 and $(2.73) per share for the three months ended June 30, 2021 and 2020 respectively.

(2)	Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.

(3)	Total return is historical and assumes changes in NAV, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.

(4)	Ratios are annualized during interim periods.

(5)	For the nine months ended June 30, 2021, prior to the effect of Expense Support Agreement, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is 15.41%, 9.31%, 0.00%, and 9.31%, respectively For the nine months ended June 30, 2020, excluding management and incentive fee waivers, discounts and reimbursements, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is (5.72)%, 18.27%, 0.00%, and 18.27%, respectively.

(6)	Represents the impact of the non-recurring fees as a percentage of total investment income.

(7)	Based on daily weighted average carrying value of debt outstanding during the period.

(8)

Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness. As of June 30, 2021, the Company’s asset coverage was 302.5% after giving effect to leverage and therefore the Company’s asset coverage was above 200%, the minimum asset coverage requirement under the 1940 Act.

(9)	Excludes incentive fees.

(10)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2021

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

The Company did not make any distributions during the nine months ended June 30, 2021 and 2020.

Note 14. Share Transactions

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program.

The following table sets forth the number of shares of common stock repurchased by the Company at an average price of $33.42 per share under its share repurchase program from February 10, 2021 through June 30, 2021:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
January 2021	—	—	$—
February 2021	13,082	$30.25 - $30.96	396,961
March 2021	12,241	$30.25 - $34.42	393,504
April 2021	14,390	$33.11 - $34.89	490,885
May 2021	5,075	$34.56 - $35.98	177,688
June 2021	—	—	—
Total	44,788		$1,459,038

The Company’s net asset value per share was increased by approximately $0.12 as a result of the share repurchases.

The Company funded additional share repurchases of 20,000 shares with a total cost of approximately $0.8 million on May 28, 2021 which had not settled as of June 30, 2021.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items disclosed herein, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the nine months ended June 30, 2021.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes in the value of our assets;

●	the impact of increased competition;

●	the impact of future acquisitions and divestitures;

●	our business prospects and the prospects of our portfolio companies;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us;

●	our contractual arrangements and relationships with third parties;

●	any future financings by us;

●	fluctuations in foreign currency exchange rates;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to locate suitable investments for us and to monitor and administer our investments;

●	our ability to attract and retain highly talented professionals;

●	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

●	the unfavorable resolution of legal proceedings;

●	uncertainties associated with the impact from the COVID-19 pandemic: including its impact on the global and U.S. capital markets and the global and U.S. economy; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the operational and financial performance of our portfolio companies, including our and their ability to achieve their respective objectives; and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business; and

●	risks and uncertainties relating to the possibility that the Company may explore strategic alternatives, including, but are not limited to: the timing, benefits and outcome of any exploration of strategic alternatives by the Company; potential disruptions in the Company’s business and stock price as a result of our exploration of any strategic alternatives; the ability to realize anticipated efficiencies, or strategic or financial benefits; potential transaction costs and risks; and the risk that any exploration of strategic alternatives may have an adverse effect on our existing business arrangements or relationships, including our ability to retain or hire key personnel. There is no assurance that any exploration of strategic alternatives will result in a transaction or other strategic change or outcome.

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

COVID-19 Developments

COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of COVID-19 continues to evolve and many countries, including the United States, have reacted at various stages of the pandemic by instituting quarantines, restricting travel, and temporarily closing or limiting capacity at many corporate offices, retail stores, restaurants, fitness clubs and manufacturing facilities and factories in affected jurisdictions. Such actions have created disruption in global supply chains and adversely impacted a number of industries. The outbreak has had and could continue to have an adverse impact on economic and market conditions and trigger a period of global economic slowdown.

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the continuing development and fluidity of this situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, shareholder support, and, as appropriate, accessing their ability to participate in the government Paycheck Protection Program. The Company’s performance was negatively impacted during the pandemic. The longer-term impact of COVID-19 on the operations and the performance of the Company (including certain portfolio companies) is difficult to predict, but may also be adverse. The longer-term potential impact on such operations and performance could depend to a large extent on future developments and actions taken by authorities and other entities to mitigate COVID-19 and its economic impact. The impacts, as well as the uncertainty over impacts to come, of COVID-19 have adversely affected the performance of the Company (including certain portfolio companies) and may continue to do so in the future. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

We have evaluated subsequent events from June 30, 2021 through the filing date of this quarterly report on Form 10-Q. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period ended June 30, 2021, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of June 30, 2021, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic may have caused during the months following our most recent valuation (as of June 30, 2021), any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The longer-term impact of COVID-19 on the operations and the performance of the Company (including certain portfolio companies) is difficult to predict, but may also be adverse. The longer-term potential impact on such operations and performance could depend to a large extent on future developments and actions taken by authorities and other entities to contain COVID-19 and its economic impact. The impacts, as well as the uncertainty over impacts to come, of COVID-19 have adversely affected the performance of the Company and may continue to do so in the future. Further, the potential exists for variants of COVID-19, including the Delta variant, to impede the global economic recovery and exacerbate geographic differences in the spread of, and response to, COVID-19.

Overview

We are a non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, we have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. Through December 31, 2020, we were an externally managed company. On November 18, 2020, the board of directors of the Company approved the adoption of an internalized management structure, effective January 1, 2021. Since January 1, 2021, we have operated under such internalized management structure.

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

NYSE Continued Listing Status

On April 10, 2020, the Company received written notification, from the NYSE that it was not in compliance with an NYSE continued listing standard in Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”) because the average closing price of the Company’s common stock over a period of 30 consecutive trading days was below $1.00 per share. The Company could regain compliance with Section 802.01C at any time during the six-month cure period if, on the last trading day of any calendar month during the cure period, it had (i) a closing share price of at least $1.00 per share and (ii) an average closing price of at least $1.00 per share over the 30 trading-day period ending on the last trading day of that month. As described in detail below, the Company effected the Reverse Stock Split (as defined below), effective as of July 24, 2020, which brought the Company into compliance with Section 802.01C. On December 21, 2020, the Company announced that it completed the application process for and was authorized to transfer the listing of its shares of common stock to the NASDAQ Global Market. The listing and trading of the common stock on the NYSE ceased at the close of trading on December 31, 2020. Since January 4, 2021, the common stock trades on the NASDAQ Global Market under the trading symbol “PFX.”

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

Expenses

In periods prior to December 31, 2020, our primary operating expenses included management and incentive fees pursuant to the investment management agreement we had with MCC Advisors and overhead expenses, including our allocable portion of our administrator’s overhead under the administration agreement, which were paid during the quarter ended March 31, 2021. Our management and incentive fees compensated MCC Advisors for its work in identifying, evaluating, negotiating, closing and monitoring our investments. On November 18, 2020, the board of directors adopted an internally managed structure, effective January 1, 2021, under which we bear all costs and expenses of our operations and transactions, including those relating to:

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

Portfolio and Investment Activity

As of June 30, 2021 and September 30, 2020, our portfolio had a fair market value of approximately $181.6 million and $246.7 million, respectively.

During the nine months ended June 30, 2021, we received proceeds from sale and settlements of investments of $87.8 million, including principal and dividend proceeds, realized net losses on investments of $46.5 million, and invested $31.0 million, of which $8.6 million was invested in seven new portfolio companies and one new security in an existing portfolio company during the quarter.

For the nine months ended June 30, 2020, we received proceeds from sale and settlements of investments of $103.4 million, realized net losses on investments of $39.8 million, and invested $16.2 million.

The following table summarizes the amortized cost and the fair value of our average portfolio company, including until its sale on October 8, 2020, the equity investment in the MCC Senior Loan Strategy JV I LLC (“MCC JV”), which had been our largest portfolio company:

	June 30, 2021		September 30, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$3,366	$3,707	$7,813	$5,875
Largest portfolio company	19,469	33,383	37,987	40,807

The following table summarizes the amortized cost and the fair value of investments as of June 30, 2021 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$165,696	73.4%	$90,280	49.6%
Senior Secured Second Lien Term Loans	2,600	1.2	2,483	1.4
Senior Secured Notes	3,757	1.7	3,726	2.1
Unsecured Debt	3,846	1.7	2,110	1.2
Equity/Warrants	49,631	22.0	83,020	45.7
Total Investments	$225,530	100.0%	$181,619	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2020 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$178,843	54.5%	$106,463	43.2%
Senior Secured Second Lien Term Loans	15,476	4.7	13,927	5.6
Unsecured Debt	4,601	1.4	2,669	1.1
MCC Senior Loan Strategy JV I LLC	79,888	24.4	41,019	16.6
Equity/Warrants	49,327	15.0	82,666	33.5
Total	$328,135	100.0%	$246,744	100.0%

As of June 30, 2021, our income-bearing investment portfolio represented 67.7% of our total portfolio of which 71.2% bore interest based on floating rates, such as the London Interbank Offering Rate (“LIBOR”), while 28.8% bore interest at fixed rates. As of June 30, 2021, the weighted average yield based upon cost of our total portfolio was approximately 8.7%.  The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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

The COVID-19 pandemic impacted our investment ratings, causing downgrades of certain portfolio companies. As the COVID-19 situation continues to evolve, we continue to maintain close communications with our portfolio companies to proactively assess and manage potential risks across our investment portfolio. We have also increased oversight and analysis of credits in vulnerable industries in an attempt to improve loan performance and reduce credit risk.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2021 and September 30, 2020 (dollars in thousands):

	June 30, 2021		September 30, 2020
	Fair Value	Percentage	Fair Value	Percentage
1	$7,538	4.1%	$54,256	22.0%
2	132,733	73.1%	130,742	53.0%
3	25,622	14.1%	40,645	16.5%
4	8,652	4.8%	11,325	4.6%
5	7,074	3.9%	9,776	3.9%
Total	$181,619	100.0%	$246,744	100.0%

Results of Operations

Operating results for the three and nine months ended June 30, 2021 and 2020 are as follows (dollars in thousands):

	For the Three Months Ended June 30		For the Nine Months Ended June 30
	2021	2020	2021	2020
Total investment income	$8,684	$4,309	$27,939	$17,102
Less: Net expenses	3,254	5,028	10,493	18,964
Net investment income/(loss)	5,430	(719)	17,446	(1,862)
Net realized gains (losses) on investments	61	(37,922)	(46,485)	(39,766)
Net change in unrealized gains (losses) on investments	1,478	46,906	37,479	(22,927)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	36	—	(50)
Loss on extinguishment of debt	—	(697)	(122)	(2,481)
Net increase (decrease) in net assets resulting
from operations	$6,969	$7,604	$8,318	$(67,086)

Investment Income

For the three months ended June 30, 2021, investment income totaled $8.7 million, of which $8.6 million was attributable to portfolio interest and dividend income, and $0.1 million was attributable to fee income. For the nine months ended June 30, 2021, investment income totaled $27.9 million, of which $27.2 million was attributable to portfolio interest and dividend income, $0.6 million was attributable to fee income, and $0.1 million was attributable to other income. Dividend income was received from six investments.

For the three months ended June 30, 2020, investment income totaled $4.3 million, of which $4.1 million was attributable to portfolio interest and dividend income, and $0.2 million was attributable to fee income. For the nine months ended June 30, 2020, investment income totaled $17.1 million, of which $16.5 million was attributable to portfolio interest and dividend income, and $0.6 million was attributable to fee income.

Operating Expenses

Operating expenses for the three and nine months ended June 30, 2021 and 2020 are as follows (dollars in thousands):

	For the Three Months Ended June 30		For the Nine Months Ended June 30
	2021	2020	2021	2020
Base management fees	$—	$1,317	$1,146	$4,967
Interest and financing expenses	1,261	2,736	4,539	12,312
General and administrative	294	540	856	3,140
Salary and Benefit	679	—	1,012	—
Administrator expenses	107	615	546	1,743
Insurance	445	334	1,404	988
Directors fees	179	347	875	960
Professional fees, net	289	(512)	114	(4,797)
Expenses before waivers and reimbursements	3,254	5,377	10,492	19,313
Expense support reimbursement	—	(349)	—	(349)
Expenses, net of waivers and reimbursements	3,254	5,028	10,492	18,964

For the three months ended June 30, 2021, total operating expenses before management and incentive fee waivers and expense support reimbursements decreased by $2.1 million, or 39.5%, compared to the three months ended June 30, 2020. For the nine months ended June 30, 2021, total operating expenses before management and incentive fee waivers and expense support reimbursements decreased by $8.8 million, or 45.7%, compared to the nine months ended June 30, 2020.

For the three months ended June 30, 2021, the Company did not incur any management or incentive fees, nor was it subject to expense support arrangements due to its transition to an internal management structure. As a result, there were no management or incentive fee waivers or expense support reimbursements for such period. For the three months ended June 30, 2021, operating expenses decreased by $0.8 million or 19.9%, compared to the three months ended June 30, 2020, net of management and incentive fee waivers and expense support reimbursements. For the nine months ended June 30, 2021, operating expenses decreased by $5.0 million or 34.9%, compared to the nine months ended June 30, 2020, net of management and incentive fee waivers and expense support reimbursements.

Interest and Financing Expenses

Interest and financing expenses for the three months ended June 30, 2021 decreased by $1.5 million, or 53.9%, compared to the three months ended June 30, 2020. The decrease in interest and financing expenses was primarily due to the Company’s $74.0 million repayment of the 2021 Notes on November 20, 2020 and the full repayment of $120.2 million Series A Israeli Notes offered in Israel (the “Israeli Notes”) between August 12, 2019 and April 14, 2020.

Interest and financing expenses for the nine months ended June 30, 2021 decreased by $7.8 million, or 63.1%, compared to the nine months ended June 30, 2020. The decrease in interest and financing expenses was primarily due to the Company’s $74.0 million repayment of the 2021 Notes on November 20, 2020 and the full repayment of $120.2 million Series A Israeli Notes offered in Israel (the “Israeli Notes”) between August 12, 2019 and April 14, 2020.

Base Management Fees and Incentive Fees

Base management fees for the three months ended June 30, 2021 decreased by $1.3 million, or 100%, compared to the three months ended June 30, 2020 as, since January 1, 2021, the Company no longer incurs management fees under its current internalized structure.

Base management fees for the nine months ended June 30, 2021 decreased by $3.8 million, or 76.9%, compared to the nine months ended June 30, 2020 as, since January 1, 2021, the Company no longer incurs management fees under its current internalized structure.

No incentive fees were paid for the three and nine months ended June 30, 2021 or the three and nine months ended June 30, 2020. Since January 1, 2021, the Company no longer incurs incentive fees under its current internalized structure.

Professional Fees and Other General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended June 30, 2021 increased by $0.6 million compared to the three months ended June 30, 2020 primarily due to a decrease in the insurance proceeds received in 2021 which offset legal expenses.

Professional fees and general and administrative expenses for the nine months ended June 30, 2021 increased by $2.6 million, or 158.6%, compared to the nine months ended June 30, 2020 primarily due to a decrease in the insurance proceeds received in 2021 which offset legal expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended June 30, 2021, we recognized $0.1 million of realized gains on our portfolio investments. The realized gains were primarily due to the sale of one investment. During the nine months ended June 30, 2021, we recognized $46.5 million of realized losses on our portfolio investments. The realized losses were primarily due to the sale of one investment.

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

During the three months ended June 30, 2021, the Company did not recognize a net loss on extinguishment of debt.

During the nine months ended June 30, 2021, the Company recognized a net loss on extinguishment of debt of $0.1 million, which was due to the Company’s $74.0 million repayment of the 2021 Notes on November 20, 2020.

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

For the three months ended June 30, 2021, we had $1.5 million of net unrealized appreciation on investments. The net unrealized appreciation was comprised of $7.9 million of net unrealized depreciation on investments and $9.4 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized, partially sold, or written-off during the year.

For the nine months ended June 30, 2021, we had $37.4 million of net unrealized appreciation on investments. The net unrealized appreciation was comprised of $39.4 million of net unrealized depreciation on investments and $76.8 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized, partially sold, or written-off during the year.

For the three months ended June 30, 2020, we had $46.9 million of net unrealized appreciation on investments. The net unrealized appreciation was comprised of $18.2 million of net unrealized appreciation on investments and $28.7 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized, partially sold, or written-off during the year.

For the nine months ended June 30, 2020, we had $22.9 million of net unrealized depreciation on investments. The net unrealized depreciation was comprised of $53.7 million of net unrealized depreciation on investments offset by $30.8 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized, partially sold, or written-off during the year.

Changes in Net Assets from Operations

For the three months ended June 30, 2021, we recorded a net increase in net assets resulting from operations of $7.0 million compared to a net increase in net assets resulting from operations of $7.6 million for the three months ended June 30, 2020. This increase takes into account increased net income and net capital appreciation for the period, each as described above. Based on 2,683,093 and 2,723,711 weighted average common shares outstanding for the three months ended June 30, 2021 and 2020, respectively, our per share net increase in net assets resulting from operations was $2.60 for the three months ended June 30, 2021 and an increase of $2.79 for the three months ended June 30, 2020.

For the nine months ended June 30, 2021, we recorded a net increase in net assets resulting from operations of $8.3 million compared to a net decrease in net assets resulting from operations of $67.1 million for the nine months ended June 30, 2020. This increase takes into account increased net income and net capital appreciation for the period, each as described above. Based on 2,707,794 and 2,723,711 weighted average common shares outstanding for the nine months ended June 30, 2021 and 2020, respectively, our per share net increase in net assets resulting from operations was $3.07 for the nine months ended June 30, 2021 and a decrease of $24.63 for the nine months ended June 30, 2020.

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

As of June 30, 2021, we had $52.9 million in cash and cash equivalents.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2021 and September 30, 2020, we had commitments under loan and financing agreements to fund up to $5.1 million to seven portfolio companies and $3.9 million to five portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2021 and September 30, 2020 is shown in the table below (dollars in thousands):

	June 30, 2021	September 30, 2020
Redwood Services Group, LLC - Revolver	$1,575	$1,050
1888 Industrial Services, LLC - Revolver	1,078	1,078
Alpine SG - Revolver	1,000	-
Kemmerer Operations, LLC - Delayed Draw Term Loan	908	908
NVTN LLC - DDTL	220	220
Black Angus Steakhouses, LLC - Super Priority DDTL	167	-
DataOnline Corp. - Revolver	107	179
NVTN LLC - Super Priority DDTL	-	500
Total unfunded commitments	$5,055	$3,935

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at June 30, 2021 (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
2023 Notes	$(77,846,800)	$-	$(77,846,800)	$-	$-
Total contractual obligations	$(77,846,800)	$-	$(77,846,800)	$-	$-

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

There were no dividend distributions during the nine months ended June 30, 2021.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At June 30, 2021, certain investments in ten portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $13.6 million, or 7.5% of the fair value of our portfolio. At September 30, 2020, certain investments in eight portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $21.7 million, or 8.8% of the fair value of our portfolio.

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

Recent Developments

Subsequent to quarter ended June 30, 2021, the COVID-19 pandemic continues and may further continue to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. The Company cannot predict the extent to which its financial condition and results of operations will be affected. The potential impact to our results will depend to an extent on future developments and new information that may emerge regarding the duration and lasting severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business. Further, the potential exists for variants of COVID-19, including the Delta variant, to impede the global economic recovery and exacerbate geographic differences in the spread of, and response to, COVID-19.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the nine months ended June 30, 2021, we did not engage in hedging activities.

As of June 30, 2021, 71.2% of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate LIBOR floor as of June 30, 2021 was as follows (dollars in thousands):

	June 30, 2021
LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$-	-%
1% to under 2%	87,603	100.0
2% to under 3%	-	-
No Floor	-	-
Total	$87,603	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2021, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR base rate changes in interest rates, assuming no changes in our investment and capital structure.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

On March 31, 2021, the parties to Class Action 1 and the Objectors filed a revised settlement agreement publicly in Class Action 1 (ECF No. 483-1) (the “Revised Settlement Agreement”). As relevant to Medley LLC, the Company, Medley Opportunity Fund II LP, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube, the terms of the Revised Settlement Agreement do not differ from the terms of the original Settlement Agreement. On April 7, 2021, the Court presiding over Class Action 1 held a hearing on Plaintiffs’ motion for preliminary approval of the Revised Settlement Agreement, and entered an order granting preliminary approval of the revised settlement (the “Preliminary Approval Order”). Pursuant to the Preliminary Approval Order, the Court held a Final Approval Hearing relating to the Revised Settlement Agreement on July 9, 2021, and following the hearing, granted Final Approval of the Revised Settlement Agreement and entered the Final Judgment. It is anticipated that the effective date of the Revised Settlement Agreement will occur by August 31, 2021.

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

On May 5, 2021, plaintiffs filed a notice and proposed order voluntarily dismissing the Action as moot and providing that jurisdiction would be retained solely to resolve an anticipated application for attorneys’ fees and expenses, which proposed order was granted by the Court of Chancery on May 5, 2021. The parties to the Action subsequently agreed to a payment by PhenixFIN to plaintiffs’ counsel of $25,000, in full satisfaction of their claim for attorneys’ fees, expenses and costs in connection with the Action. The Court of Chancery has not been asked to review or approve, and will pass no judgment on, this payment.  The Court of Chancery granted the proposed order on July 28, 2021.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 11, 2020, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the nine months ended June 30, 2021 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Risks Related to our Business

We may not be able to pay you distributions and our distributions may not grow over time.

When possible, we intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. As of June 30, 2021, the Company’s asset coverage was 302.5% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

As of June 30, 2021, the Company’s asset coverage was 302.5% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act.

Risks Relating to an Investment in our Securities

The indenture under which the 2023 Notes are issued place restrictions on our and/or our subsidiaries’ activities.

The terms of the indenture under which the 2023 Notes were issued place restrictions on our and/or our subsidiaries’ ability to, among other things issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2023 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2023 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2023 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2023 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. As of June 30, 2021, the Company’s asset coverage was 302.5% after giving effect to leverage. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase.

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

Company performance (including the performance of certain of its portfolio companies) has been and may continue to be negatively impacted by the COVID-19 pandemic’s effects. The COVID-19 pandemic has adversely impacted economies and capital markets around the world in ways that may continue and may change in unforeseen ways for an indeterminate period. The pandemic has also adversely affected various businesses, including some in which we are invested. The COVID-19 pandemic may exacerbate pre-existing business performance, political, social and economic risks affecting certain companies and countries generally. The impacts, as well as the uncertainty over impacts to come, of COVID-19 have adversely affected the performance of the Company (including certain portfolio companies) and may continue to do so in the future. Further, the potential exists for variants of COVID-19, including the Delta variant, to impede the global economic recovery and exacerbate geographic differences in the spread of, and response to, COVID-19.

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

The Company presently has significant exposure to the construction and building sector (its investments in such sector comprise 16.1% of gross assets as of June 30, 2021), which subjects the Company to the particular risks of such sector to a greater degree than others not similarly concentrated. These risks include that the construction and building sector is cyclical and is affected by a number of factors, including the general condition of the economy, market demand and changes in interest rates. Construction activity is affected by the ability to finance projects, which may be reduced due to a widespread outbreak of contagious disease, including an epidemic or pandemic such as the current COVID-19 pandemic. Residential, commercial and industrial construction could decline if companies and consumers are unable to finance construction projects or if the economy precipitously declines or stalls, which could result in delays or cancellations of capital projects. A downturn in the residential, commercial or industrial construction industries and general economic conditions may have an adverse effect on the portfolio companies in which the Company invests.

The interest rates of some of our loans to our portfolio companies may be priced using a spread over LIBOR, which is scheduled to be phased out.

On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021 and the FCA has indicated that market participants should not rely on LIBOR being available after 2021. The FCA and the ICE Benchmark Administration have since announced that most LIBOR settings will no longer be published after December 31, 2021 and a majority of U.S. dollar LIBOR settings will cease publication after June 30, 2023. Regulators continue to emphasize the importance of LIBOR transition planning. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. While some instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. Abandonment of or modifications to LIBOR could lead to significant short-term and long-term uncertainty and market instability. In the event of changes to or cessation of LIBOR, we and our portfolio companies may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond 2021, which may be difficult, costly and time consuming. In addition, from time to time we invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.2	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.3	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.4	Amendment No. 1 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 7, 2019).

3.5	Amendment No. 2 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

4.2	Indenture, dated February 7, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.2 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-179237), filed on February 13, 2012).

4.3	First Supplemental Indenture, dated March 21, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 21, 2012).

4.4	Second Supplemental Indenture, dated March 18, 2013, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

4.5	Third Supplemental Indenture, dated December 17, 2015, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.6 to the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2 (File No. 333-187324), filed December 17, 2015).

4.6	Deed of Trust, dated January 23, 2018, between Medley Capital Corporation and Mishmeret Trust Company, Ltd. (Incorporated by reference to the Registrant’s Registration Statement on Form N-2 (File No. 333-230790), filed on April 10, 2019).

4.7	Amendment to Deed of Trust, dated August 12, 2019, between Medley Capital Corporation and Mishmeret Trust Company, Ltd. (Incorporated by reference by the Current Report on Form 8-K filed on August 16, 2019).

4.8	Statement of Eligibility of Trustee on Form T-1 (Incorporated by reference to Exhibit d.5 to the Registrant’s Registration Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

10.1	Form of Amended and Restated Investment Management Agreement between Registrant and MCC Advisors LLC (Incorporated by reference to Exhibit 99.G to Registrant’s Post-Effective Amendment No. 3 to the Registration Statement on N-2 (File No. 333-187324), filed on December 10, 2013).

10.2	Letter from MCC Advisors LLC re: Waiver of Base Management Fee and Incentive Fee on Net Investment Income, dated February 8, 2016 (Incorporated by reference to Exhibit 99.K.5 to Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-208746), filed on March 25, 2016).

10.3	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J.1 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.4	Form of Administration Agreement (Incorporated by reference to Exhibit 99.K.2 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-166491), filed on June 9, 2010).

10.5	Form of Sub-Administration Agreement (Incorporated by reference to Exhibit 99.K.4 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.6	Trademark License Agreement (Incorporated by reference to Exhibit 99.K.3 to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-166491), filed on June 9, 2010).

10.7	Form of Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.8	Senior Secured Revolving Credit Agreement among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated August 4, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2011).

10.9	Guarantee, Pledge and Security Agreement among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent, dated August 4, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on August 9, 2011).

10.10	Amendment No. 1, dated as of August 31, 2012, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2012).

10.11	Amendment No. 2, dated as of December 7, 2012, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment No. 1 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012 (Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2012).

10.12	Amendment No. 3, dated as of March 28, 2013, to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1 and 2 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012 and December 7, 2012, respectively (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2013).

10.13	Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 6, 2012).

10.14	Amendment No. 1, dated as of December 7, 2012, to the Senior Secured Term Loan Credit Agreement dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on December 13, 2012).

10.15	Amendment No. 2, dated as of January 23, 2013, to the Senior Secured Term Loan Credit Agreement dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment No. 1 to the Senior Secured Term Loan Credit Agreement, dated as of January 23, 2013 (Incorporated by reference to the Current Report on Form 8-K filed on January 29, 2013).

10.16	Amendment No. 3, dated as of March 28, 2013, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1 and 2 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012 and January 23, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2013).

10.17	Amendment No. 4, dated as of May 1, 2013, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2 and 3 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012 and March 28, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on May 7, 2013).

10.18	Amendment No. 4, dated as of May 1, 2013, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2 and 3 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013 and March 28, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on May 7, 2013).

10.19	Amendment No. 5, dated as of June 2, 2014, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3 and 4 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012, March 28, 2013 and May 1, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on June 3, 2014).

10.20	Amendment No. 5, dated as of June 2, 2014, to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3 and 4 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013, March 28, 2013 and May 1, 2013, respectively (Incorporated by reference to the Current Report on Form 8-K filed on June 3, 2014).

10.21	Amendment No. 6, dated as of February 2, 2015, to the Senior Secured Revolving Credit Agreement, dated as of August 4, 2011, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3, 4 and 5 to the Senior Secured Revolving Credit Agreement, dated as of August 31, 2012, December 7, 2012, March 28, 2013, May 1, 2013 and June 2, 2014, respectively (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2015).

10.22	Amendment No. 6 to the Senior Secured Term Loan Credit Agreement, dated as of August 31, 2012, among Medley Capital Corporation as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, as amended by Amendment Nos. 1, 2, 3, 4 and 5 to the Senior Secured Term Loan Credit Agreement, dated as of December 7, 2012, January 23, 2013, March 28, 2013, May 1, 2013 and June 2, 2014, respectively (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on February 9, 2015).

10.23	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of July 28, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on July 30, 2015).

10.24	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 16, 2016, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 22, 2016).

10.25	Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 8, 2017, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2017).

10.26	Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 1, 2017, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 8, 2017).

10.27	Amendment No. 4 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 12, 2018, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on February 16, 2018).

10.28	Amended and Restated Senior Secured Term Loan Credit Agreement dated as of July 28, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on July 30, 2015).

10.29	Amendment No. 1 to Amended and Restated Senior Secured Term Loan Credit Agreement dated as of September 16, 2016, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 22, 2016).

10.30	Amendment No. 2 to Amended and Restated Senior Secured Term Loan Credit Agreement dated as of February 8, 2017, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2017).

10.31	Amendment No. 3 to Amended and Restated Senior Secured Term Loan Credit Agreement dated as of September 1, 2017, by and among the Company as borrower, MCC Investment Holdings LLC, MCC Investment Holdings Sendero LLC, MCC Investment Holdings RT1 LLC, MCC Investment Holdings Omnivere LLC, MCC Investment Holdings Amvestar, LLC, and MCC Investment Holdings AAR, LLC, as subsidiary guarantors, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 8, 2017).

10.32	Incremental Assumption Agreement, dated as of February 10, 2012, made by Credit Suisse AG, Cayman Islands Branch, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on February 10, 2012).

10.33	Incremental Assumption Agreement dated as of March 30, 2012, made by Onewest Bank, FSB, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on April 4, 2012).

10.34	Incremental Assumption Agreement dated as of May 3, 2012, made by Doral Bank, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on May 3, 2012).

10.35	Incremental Assumption Agreement dated as of September 25, 2012, made by Stamford First Bank, a division of the Bank of New Canaan, as Assuming Lender, relating to the Senior Secured Revolving Credit Agreement dated as of August 4, 2011, as amended by Amendment No. 1, dated as of August 31, 2012, among Medley Capital Corporation, as Borrower, the Several Lenders and Agents from Time to Time Parties Thereto, and ING Capital LLC, as Administrative Agent and Collateral Agent (Incorporated by reference to the Current Report on Form 8-K filed on September 28, 2012).

10.36	Limited Liability Company Operating Agreement of MCC Senior Loan Strategy JV I LLC, a Delaware Limited Liability Company, dated as of March 27, 2015 (Incorporated by reference to the Current Report on Form 8-K filed on March 30, 2015).

10.37	Settlement Term Sheet, dated April 15, 2019 (Incorporated by reference to the Current Report on Form 8-K, filed on April 17, 2019).

10.38	Stipulation of Settlement, dated July 29, 2019, by and among Medley Capital Corporation, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, Medley Management Inc., MCC Advisors LLC, Medley LLC and Medley Group LLC, on the one hand, and FrontFour Capital Group LLC and FrontFour Master Fund, Ltd., on behalf of themselves and a class of similarly situated stockholders of Medley Capital Corporation, on the other hand, in connection with the action styled In re Medley Capital Corporation Stockholder Litigation, Cons. C.A. No. 2019-0100-KSJM (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.39	Governance Agreement, dated July 29, 2019, by and among, Medley Capital Corporation, on the one hand, and FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, on the other hand (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.40	Order and Final Judgment, dated December 20, 2019 (Incorporated by reference to the Amendment No. 1 to the Current Report on the Form 8-K, filed on December 30, 2019).

10.41	Membership Interest Purchase Agreement, dated as of October 8, 2020, by and among Medley Capital Corporation, Great American Life Insurance Company, MCC Senior Loan Strategy JV I LLC and GEMS Fund 5, L.P. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on October 13, 2020)

10.42	Fund Accounting Servicing Agreement (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on December 11, 2020).

10.43	Administration Servicing Agreement (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on December 11, 2020).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrants Quarterly Report on Form 10-Q for the period ended December 31, 2020, filed on February 16, 2021).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2021	PhenixFIN Corporation

	By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer
(Principal Accounting and Financial Officer)