Form 10-K
period 2021-09-30
PhenixFIN Corp
filed 2021-12-20
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-35040

PHENIXFIN CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-4576073
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

445 Park Avenue, 10th Floor, New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 859-0390

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PFX	The NASDAQ Global Market
6.125% Notes due 2023	PFXNL	The NASDAQ Global Market
5.25% Notes due 2028	PFXNZ	The NASDAQ Global Market

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2021 was $79,167,958. The Registrant had 2,517,221 shares of common stock, $0.001 par value, outstanding as of December 15, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference in to Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2021.

PHENIXFIN CORPORATION

i

PART I

Item 1. Business

GENERAL

PhenixFIN Corporation (“PhenixFIN”, the “Company,” “we” and “us”) is an internally-managed non-diversified closed-end management investment company incorporated in Delaware that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected, and intends to qualify annually, to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). On November 18, 2020, the board of directors of the Company (the “Board”) approved the adoption of an internalized management structure, effective January 1, 2021. Until close of business on December 31, 2020 we were externally managed and advised by MCC Advisors LLC (“MCC Advisors”), pursuant to an investment management agreement. MCC Advisors is a wholly owned subsidiary of Medley LLC, which is controlled by Medley Management Inc. (NYSE: MDLY), a publicly traded asset management firm (“MDLY”), which in turn is controlled by Medley Group LLC, an entity wholly owned by the senior professionals of Medley LLC. We use the term “Medley” to refer collectively to the activities and operations of Medley Capital LLC, Medley LLC, MDLY, Medley Group LLC, MCC Advisors, associated investment funds and their respective affiliates herein. Since January 1, 2021 the Company has been managed pursuant to an internalized management structure.

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

The Company’s investment objective is to generate current income and capital appreciation. The management team seeks to achieve this objective primarily through making loans, private equity or other investments in privately-held companies. The Company may also make debt, equity or other investments in publicly-traded companies. (These investments may also include investments in other BDCs, closed-end funds or real estate investment trusts (“REITs”).) We may also pursue other strategic opportunities and invest in other assets or operate other businesses to achieve our investment objective, such as operating and managing an asset-based lending business. The portfolio generally consists of senior secured first lien term loans, senior secured second lien term loans, senior secured bonds, preferred equity and common equity. Occasionally, we will receive warrants or other equity participation features which we believe will have the potential to increase total investment returns. Our loan and other debt investments are primarily rated below investment grade or are unrated. Investments in below investment grade securities are considered predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal when due.

We believe the private debt market is undergoing structural shifts that are creating significant opportunities for non-bank lenders and investors. The underlying drivers of these structural changes include reduced participation by banks in the private debt markets and demand for private debt created by committed and uninvested private equity capital. We focus on taking advantage of this structural shift by lending directly to companies that are underserved by the traditional banking system and generally seek to avoid broadly marketed investment opportunities. We source investment opportunities primarily through direct relationships with financial sponsors, industry specialists, as well as financial intermediaries such as investment banks and commercial banks.

Our Investment Team is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis. Our Investment Team draws on its expertise in lending to predominantly privately held borrowers in a range of sectors, including industrials, transportation, energy and natural resources, financials, gemstones/jewelry and real estate. In addition, our Investment Team seeks to diversify our portfolio of loans by company type, asset type, transaction size, industry and geography.

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

As of September 30, 2021, the Company’s asset coverage was 285.6% after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

Our principal executive office is located at 445 Park Avenue, 10th Floor, New York, NY and our telephone number is (212) 859-0390.

Investment Process Overview

Sourcing and Origination. We typically source investment opportunities through our management team’s network of long-standing relationships. Our sourcing efforts are led by our senior investment professionals, who leverage their experience in the sourcing and origination of investments.

Initial Evaluation. We use a systematic, consistent approach to credit evaluation, which typically consists of (i) a preliminary due diligence review conducted by the Company, (ii) an initial diligence meeting with the Company’s management team, investment bank or private equity sponsor, (iii) an initial indication of interest and terms, and (iv) preparation of memoranda including potential portfolio company overviews, investment considerations and risks, financial model and return information.

Due Diligence & Underwriting. We typically undertake continued diligence, which expands on the investment thesis, risks and mitigants, and competition factors of our potential investment opportunities. We may conduct third party reviews, on-site visits and/or background checks in connection with our potential investments in portfolio companies.

Portfolio Management. We undertake a proactive monitoring process of our portfolio companies, whereby we conduct monthly financial review and monitoring of covenants, maintain ongoing dialogue with portfolio company management and owners, and exercise board observer rights where appropriate.

Rating Criteria We use an investment rating system to characterize and monitor the credit profile and our expected level of returns on each investment in our portfolio. We use a five-level numeric rating scale. The following is a description of the conditions associated with each investment rating:

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

We typically structure our investments as follows:

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

Senior Secured First Lien Notes We structure these investments as senior secured loans. We obtain security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of such loans. This collateral generally takes the form of priority liens on the assets of a portfolio company. These loans typically have interest-only payments (often representing a combination of cash pay and payment-in-kind, or (“PIK”) interest), with amortization of principal due at maturity. PIK interest represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term and recorded as interest income on an accrual basis to the extent such amounts are expected to be collected.

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

The Company has invested in its affiliate, FlexFIN, LLC (“FlexFIN”), which operates an asset-based lending business under which it enters into secured loans and secured financing structures with borrowers engaged in the gemstone/jewelry industry. FlexFIN will generally structure these loans as sale/repurchase transactions under which the collateral (that is, the gemstones/jewelry) remains under FlexFIN’s ownership during the entire term of the loan.

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services.

Leverage

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

Competition

Our primary competitors to provide financing to private companies are public and private funds, commercial and investment banks, commercial finance companies, other BDCs, SBICs and private equity and hedge funds. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our favorable RIC tax treatment.

Human Capital Resources

As of September 30, 2021, the internalized management team consists of 4 investment professionals and 7 employees/consultants overall. This team includes our executive officers, investment and finance professionals, and administrative staff. Our senior management team consists of David Lorber, our chief executive officer, and Ellida McMillan, our chief financial officer.

In response to the COVID-19 pandemic, we have instituted a temporary work-from-home policy, pursuant to which our professional team has and continues to primarily work remotely without disruption to our operations. This policy will remain in effect until it is deemed safe to return to our office.

As an internally managed BDC, the success of our business and investment strategy, including achieving our investment objective, depends in material part on our professional team. We depend upon the members of our management team and our investment professionals for the identification, final selection, structuring, closing and monitoring of our investments. Our professional team has critical experience and relationships on which we rely to implement our business plan. We expect that the members of our management team and our investment professionals will maintain key informal relationships, which we will use to help identify and gain access to investment opportunities. If we do not attract, develop and retain highly talented professionals, we may not be able to operate our business as we expect and our operating results could be adversely affected. See “Item 1A, Risk Factors.”

Administration

We previously entered into (on January 11, 2011) and, prior to January 1, 2021, operated pursuant to an investment management agreement with MCC Advisors (the “Investment Management Agreement”) in accordance with the 1940 Act. The Investment Management Agreement became effective upon the pricing of our initial public offering. Under the Investment Management Agreement, MCC Advisors agreed to provide us with investment advisory and management services. For these services, we agreed to pay a base management fee equal to a percentage of our gross assets and an incentive fee based on our performance. The Investment Management Agreement expired December 31, 2020 and effective January 1, 2021, we operate pursuant to an internalized management structure.

We also entered into an administration agreement with MCC Advisors as our administrator on January 19, 2011. The administration agreement became effective upon the pricing of our initial public offering. Under the administration agreement, MCC Advisors agreed to furnish us with office facilities and equipment, provide us clerical, bookkeeping and record keeping services at such facilities and provide us with other administrative services necessary to conduct our day-to-day operations. MCC Advisors also provided on our behalf significant managerial assistance to those portfolio companies to which we are required to provide such assistance. The administration agreement expired at the close of business on December 31, 2020, in connection with the Company’s adoption of an internalized management structure. In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services (“U.S. Bancorp”). Effective January 1, 2021, U.S. Bancorp acts as our administrator. Under the Fund Accounting Servicing Agreement and Administration Servicing Agreement, U.S. Bancorp serves as custodian and provides us with fund accounting and financial reporting services.

Termination of Agreements

We entered into an investment management agreement with MCC Advisors on January 11, 2011 (the “Investment Management Agreement”), which expired December 31, 2020.

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

On January 15, 2020, the Company’s board of directors, including all of the independent directors, approved the renewal of the Investment Management Agreement through the later of April 1, 2020 or so long as the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra (the “Amended MCC Merger Agreement”) was in effect, but no longer than a year; provided that, if the Amended MCC Merger Agreement is terminated by Sierra, then the termination of the Investment Management Agreement would be effective on the 30th day following receipt of Sierra’s notice of termination to the Company. On May 1, 2020, the Company received a notice of termination of the Amended MCC Merger Agreement from Sierra. Under the Amended MCC Merger Agreement, either party was permitted, subject to certain conditions, to terminate the Amended MCC Merger Agreement if the merger was not consummated by March 31, 2020. Sierra elected to do so on May 1, 2020. As result of the termination by Sierra of the Amended MCC Merger Agreement on May 1, 2020, the Investment Management Agreement would have been terminated effective as of May 31, 2020. On May 21, 2020, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through the end of the then-current quarter, June 30, 2020. On June 12, 2020, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through September 30, 2020. On September 29, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through December 31, 2020. Mr. Brook Taube, Chairman and Chief Executive Officer through December 31, 2020 and director through January 21, 2021 and Mr. Seth Taube, director through January 21, 2021 are affiliated with MCC Advisors and Medley.

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

Information Available

We maintain a website at http://www.phenixfc.com. We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

Risks Related to our Business

●	We have determined to internalize our operating structure, including our management and investment functions, with the expectation that we will be able to operate more efficiently with lower costs, but this may not be the case.

●	As an internally managed BDC, we are dependent upon our management team and other professionals and if we are not able to hire and retain qualified personnel, we will not realize the anticipated benefits of the internalization.

●	We may suffer credit and capital losses.

●	Because we use borrowed funds to make investments or fund our business operations, we are exposed to risks typically associated with leverage which increase the risk of investing in us.

●	The lack of liquidity in our investments may adversely affect our business.

●	A substantial portion of our portfolio investments will be recorded at fair value as determined in good faith by or under the direction of our board of directors and, as a result, there may be uncertainty regarding the value of our portfolio investments.

●	We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

●	Our ability to enter into transactions with our affiliates will be restricted, which may limit the scope of investments available to us.

●	We will be exposed to risks associated with changes in interest rates.

●	Changes relating to the London Interbank Offering Rate (“LIBOR”) calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio.

●	Because we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

●	If our investments are not managed effectively, we may be unable to achieve our investment objective.

●	We may experience fluctuations in our periodic operating results.

●	Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

●	We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

●	We may not be able to pay you distributions and our distributions may not grow over time.

●	The highly competitive market in which we operate may limit our investment opportunities.

●	Because we expect to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms or at all.

●	Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

●	There are significant potential conflicts of interest that could affect our investment returns.

●	Our management team may, from time to time, possess material non-public information, limiting our investment discretion.

●	Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.

●	We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay distributions.

●	A failure of cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

●	Our business and operations could be negatively affected if we become subject to any securities class actions and derivative lawsuits, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

Risks Related to our Investments

●	We may not realize gains from our equity investments.

●	Our investments are very risky and highly speculative.

●	Our investments in private portfolio companies may be risky, and you could lose all or part of your investment.

●	Our portfolio companies may prepay loans, which prepayment may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.

●	We may acquire indirect interests in loans rather than direct interests, which would subject us to additional risk.

●	Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio and our ability to make follow-on investments in certain portfolio companies may be restricted.

●	Our ability to invest in public companies may be limited in certain circumstances.

●	Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

●	Our affiliate’s asset-based lending activities are influenced by volatility in prices of gemstones/jewelry.

●	Hedging transactions may expose us to additional risks.

●	We may invest in “unitranche” debt instruments that combine both senior and subordinated debt into one debt instrument. Unitranche debt instruments typically pay a higher rate of interest than traditional senior debt instruments, but may also pose greater risk associated with a lesser amount of asset coverage.

●	We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants.

●	The disposition of our investments may result in contingent liabilities.

●	If we invest in the securities and obligations of distressed and bankrupt issuers, we might not receive interest or other payments.

Risks Related to our Operations as a BDC and a RIC

●	Regulations governing our operation as a BDC may limit our ability to, and the way in which we raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations.

●	Changes in the laws or regulations governing our business, or changes in the interpretations thereof, and any failure by us to comply with these laws or regulations, could have a material adverse effect on our business, results of operations or financial condition.

●	We cannot predict how tax reform legislation will affect the Company, our investments, or our stockholders, and any such legislation could adversely affect our business.

●	If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.

●	We will become subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a regulated investment company under Subchapter M of the Code or satisfy regulated investment company distribution requirements.

Risks Relating to an Investment in our Securities

●	Investing in our securities may involve an above average degree of risk.

●	Shares of closed-end investment companies, including business development companies, may, as is currently the case with the Company, at times, trade at a discount to their net asset value (“NAV”).

●	The market price of our common stock may fluctuate significantly.

●	Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

●	Certain provisions of the Delaware General Corporation Law and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

●	The NAV per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or securities to subscribe for or convertible into shares of our common stock.

●	Our 6.125% Notes due 2023 (the “Notes”) are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

●	The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

●	The indenture under which the Notes were issued contains limited protection for holders of the Notes.

●	An active trading market for the Notes may not develop or be sustained, which could limit the market price of the Notes or your ability to sell them.

●	If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

●	If we issue preferred stock, the NAV and market value of our common stock may become more volatile.

●	Holders of any preferred stock we might issue would have the right to elect members of the board of directors and class voting rights on certain matters.

General Risk Factors

●	We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations.

●	Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

●	Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

●	Further downgrades of the U.S. credit rating, automatic spending cuts, or another government shutdown could negatively impact our liquidity, financial condition and earnings.

●	Economic recessions or downturns could impair our portfolio companies and harm our operating results.

INVESTMENTS

We have built a diverse portfolio that includes senior secured first lien term loans, senior secured second lien term loans, unitranche loans, senior secured first lien notes, subordinated notes, warrants and minority equity securities by investing approximately $10 million to $50 million of capital, on average, in the securities of companies.

The following table shows the portfolio composition by industry grouping at fair value as of September 30, 2021 (dollars in thousands):

	Fair Value	Percentage
Construction & Building	$31,619	20.8%
Banking, Finance, Insurance & Real Estate	27,916	18.4
High Tech Industries	21,210	14.0
Services: Business	12,415	8.2
Automotive	11,967	7.9
Hotel, Gaming & Leisure	11,931	7.9
Manufacturing	9,270	6.1
Environmental Industries	8,100	5.3
Energy: Oil & Gas	3,579	2.4
Forest Products & Paper	3,455	2.3
Metals & Mining	3,077	2.0
Aerospace & Defense	2,490	1.6
Consumer goods: Durable	2,361	1.6
Healthcare & Pharmaceuticals	2,250	1.5
Total	$151,640	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of September 30, 2020 (dollars in thousands):

	Fair Value	Percentage
Construction & Building	$51,964	21.1%
Multisector Holdings	41,019	16.6
High Tech Industries	26,165	10.6
Healthcare & Pharmaceuticals	23,481	9.5
Services: Business	21,841	8.9
Hotel, Gaming & Leisure	12,337	5.0
Wholesale	12,278	5.0
Containers, Packaging & Glass	11,987	4.8
Consumer goods: Durable	9,520	3.8
Banking, Finance, Insurance & Real Estate	6,557	2.7
Consumer goods: Non-durable	6,164	2.5
Environmental Industries	5,846	2.4
Energy: Oil & Gas	5,626	2.3
Metals & Mining	3,530	1.4
Forest Products & Paper	2,991	1.2
Aerospace & Defense	2,942	1.2
Media: Broadcasting & Subscription	1,110	0.5
Automotive	1,043	0.4
Retail	343	0.1
Total	$246,744	100.0%

The following table sets forth certain information as of September 30, 2021 for each portfolio company in which we had an investment. Other than these investments, our only formal relationship with our portfolio companies is the managerial assistance that we provide upon request and the board observer or participation rights we may receive in connection with our investment.

Name of Portfolio Company	Sector	Security Owned	Maturity	Interest Rate (1)	Principal Due at Maturity	Fair Value	% of Net Assets

1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan A	9/30/2021(2)	6.00%	$9,946,741	$—	0.0%
1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan B	9/30/2021(2)	9.00%	25,937,520	—	0.0%
1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan C	9/30/2021(2)	6.00%	1,231,932	24,637	0.0%
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility	9/30/2021(2)	6.00%	3,554,069	3,554,069	2.5%
1888 Industrial Services, LLC	Energy: Oil & Gas	Equity			21,562	—	0.0%
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan	11/16/2022	6.75%	4,715,808	4,715,809	3.3%
Alpine SG, LLC	High Tech Industries	Senior Secured Incremental First Lien Term Loan	11/16/2022	9.50%	472,087	472,087	0.3%
Alpine SG, LLC	High Tech Industries	Senior Secured Incremental First Lien Term Loan	11/16/2022	7.50%	4,174,037	4,174,037	2.9%
Alpine SG, LLC	High Tech Industries	Senior Secured Incremental First Lien Term Loan	11/16/2022	7.50%	1,000,000	1,000,000	0.7%
Alpine SG, LLC	High Tech Industries	Senior Secured Incremental First Lien Term Loan	11/16/2022	7.50%	2,999,802	2,999,802	2.1%
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Delayed Draw Term Loan	11/16/2022	6.75%	2,277,293	2,277,293	1.6%
Alpine SG, LLC	High Tech Industries	Revolving Credit Facility	11/16/2022	6.75%	—	—	0.0%
Autosplice, Inc.	Automotive	Senior Secured First Lien Term Loan	4/30/2022	11.00%	11,826,036	11,826,036	8.2%
Be Green Packaging, LLC	Containers, Packaging & Glass	Equity			1	—	0.0%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan	6/30/2022	10.00%	8,412,596	2,279,814	1.6%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Super Priority DDTL	6/30/2022	10.00%	1,500,000	1,500,000	1.0%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan	6/30/2022	10.00%	758,929	758,929	0.5%
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity			2,528,826	3,454,786	2.4%
Chimera Investment Corp.	Banking, Finance, Insurance & Real Estate	Preferred Equity			117,310	3,019,559	2.1%
Cleaver-Brooks, Inc.	Manufacturing	Senior Secured Notes	3/1/2023	7.88%	9,364,000	9,270,360	6.5%
CM Finance SPV, LLC	Energy: Oil & Gas	Unsecured Debt			101,463	—	0.0%
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan	7/28/2025	8.25%	2,607,062	2,489,744	1.7%
DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan	11/13/2025	7.25%	4,912,500	4,863,375	3.4%
DataOnline Corp.	High Tech Industries	Revolving Credit Facility	11/13/2025	7.25%	714,286	707,143	0.5%
Dividend and Income Fund	Banking, Finance, Insurance & Real Estate	Equity			87,483	1,275,502	0.9%

Name of Portfolio Company	Sector	Security Owned	Maturity	Interest Rate (1)	Principal Due at Maturity	Fair Value	% of Net Assets

Dream Finders Homes, LLC	Construction & Building	Preferred Equity		8.00%	4,905,011	4,757,860	3.3%
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan	12/31/2021	13.50%	12,109,957	—	0.0%
Dynamic Energy Services International LLC	Energy: Oil & Gas	Equity			12,350,000	—	0.0%
FlexFIN LLC	Services: Business	Equity Interest			2,500,000	2,500,000	1.7%
Footprint Acquisition, LLC	Services: Business	Equity			150	—	0.0%
Footprint Acquisition, LLC	Services: Business	Preferred Equity		8.75%	4,049,398	2,956,061	2.1%
Global Accessories Group, LLC	Consumer goods: Non-durable	Equity			380	—	0.0%
Great AJAX Corp.	Banking, Finance, Insurance & Real Estate	Equity			253,651	3,421,752	2.4%
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan	6/27/2023	8.37%	—	—	0.0%
Impact Group, LLC	Services: Business	Senior Secured First Lien Delayed Draw Term Loan	6/27/2023	8.37%	—	—	0.0%
InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan	8/18/2022	10.00%	—	—	0.0%
Invesco Mortgage Capital, Inc.	Banking, Finance, Insurance & Real Estate	Preferred Equity			205,000	5,217,250	3.6%
JFL-NGS Partners, LLC	Construction & Building	Equity			57,300	26,862,813	18.7%
JFL-WCS Partners, LLC	Environmental Industries	Equity			129,588	8,099,949	5.6%
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan	6/21/2023	15.00%	2,381,985	2,360,547	1.6%
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Delayed Draw Term Loan	6/21/2023	15.00%	163,915	162,441	0.1%
Kemmerer Operations, LLC	Metals & Mining	Equity			7	553,746	0.4%
Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants			5,000,000	—	0.0%
MFA Financial, Inc.	Banking, Finance, Insurance & Real Estate	Preferred Equity			31,692	778,989	0.5%
New Residential Investment Corp.	Banking, Finance, Insurance & Real Estate	Preferred Equity			206,684	5,206,370	3.6%
New York Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Preferred Equity			165,000	4,182,750	2.9%

Name of Portfolio Company	Sector	Security Owned	Maturity	Interest Rate (1)	Principal Due at Maturity	Fair Value	% of Net Assets

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan B	12/31/2024	10.25%	14,963,195	—	0.0%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan C	12/31/2024	13.00%	10,014,223	—	0.0%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Super Priority DDTL	12/31/2024	5.00%	1,000,000	977,000	0.7%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan	12/31/2024	5.00%	6,565,875	6,414,860	4.5%
NVTN LLC	Hotel, Gaming & Leisure	Equity			9,550,922	—	0.0%
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A	10/11/2021	10.50%	5,805,894	2,249,835	1.6%
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan B	10/11/2021	14.00%	7,646,823	—	0.0%
Path Medical, LLC	Healthcare & Pharmaceuticals	Warrants			123,867	—	0.0%
Point.360	Services: Business	Senior Secured First Lien Term Loan	7/8/2020	6.00%	2,777,366	—	0.0%
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt	4/1/2024		704,762	—	0.0%
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt	10/2/2023		532,671	—	0.0%
Redwood Services Group, LLC	Services: Business	Revolving Credit Facility	6/6/2023	7.00%	175,000	175,000	0.1%
Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt	8/1/2022	9.00%	233,750	—	0.0%
Seotowncenter, Inc.	Services: Business	Equity			3,434,170	—	0.0%
SFP Holding, Inc.	Services: Business	Senior Secured First Lien Term Loan	9/1/2022	7.25%	—	—	0.0%
SFP Holding, Inc.	Services: Business	Senior Secured First Lien Delayed Draw Term Loan	9/1/2022	7.25%	—	—	0.0%
SFP Holding, Inc.	Services: Business	Equity			—	—	0.0%
SMART Financial Operations, LLC	Retail	Preferred Equity			700,000	—	0.0%
Stancor, Inc.	Services: Business	Equity			263,814	—	0.0%
Thryv Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan B	3/1/2026	9.50%	5,770,000	5,863,763	4.1%
URT Acquisition Holdings Corporation	Services: Business	Unsecured Debt	12/4/2024	10.00%	—	—	0.0%
URT Acquisition Holdings Corporation	Services: Business	Warrants			28,912	920,000	0.6%
US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Preferred Equity			33,300	2,236,261	1.6%
US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan	12/31/2022	10.00%	2,577,418	2,577,418	1.8%
Velocity Pooling Vehicle, LLC	Automotive	Equity			5,441	64,167	0.0%
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan	4/28/2023	12.00%	—	—	0.0%
Velocity Pooling Vehicle, LLC	Automotive	Warrants	3/30/2028		6,506	76,727	0.1%
Walker Edison Furniture Company LLC	Consumer goods: Durable	Equity			10,244	2,361,242	1.6%
Watermill-QMC Midco, Inc.	Automotive	Equity			518,283	—	0.0%
Wingman Holdings, Inc. (f/k/a Crow Precision Components, LLC)	Aerospace & Defense	Equity			350	—	0.0%

(1)	All interest is payable in cash and/or PIK, and all London Interbank Offering Rate (“LIBOR”) represents 1 Month LIBOR and 3 Month LIBOR unless otherwise indicated. For each debt investment, we have provided the current interest rate as of September 30, 2021.
(2)	The maturity date was extended to May 1, 2023 subsequent to September 30, 2021.

As of September 30, 2021, our income-bearing investment portfolio, which represented 86.6% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 6.75%, and 74.6% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, while 25.4% of our income-bearing investment portfolio bore interest at fixed rates. As of September 30, 2020, our income-bearing investment portfolio, which represented 61.2% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 8.5%, and 87.4% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, while 12.6% of our income-bearing investment portfolio bore interest at fixed rates. The weighted average yield of our total portfolio does not represent the total return to our stockholders. The weighted average yield on income producing investments is computed based upon a combination of the cash flows to date and the contractual interest payments, principal amortization and fee notes due at maturity without giving effect to closing fees received, base management fees, incentive fees or general fund related expenses. For each floating rate loan, the projected fixed-rate equivalent coupon rate used to forecast the interest cash flows was calculated by adding the interest rate spread specified in the relevant loan document to the fixed-rate equivalent floating rate, duration-matched to the specific loan, adjusted by the floating rate floor and/or cap in place on that loan.

Overview of Portfolio Companies

Set forth below is a brief description of the business of our portfolio companies as of September 30, 2021:

Portfolio Company	Brief Description of Portfolio Company

1888 Industrial Services, LLC	1888 Industrial Services, LLC (“1888”) provides field support services to oil and gas independent producers, drilling companies and midstream companies in the Denver-Julesburg Basin and Permian Basin. 1888 builds, repairs, modifies and maintains oil and gas production equipment, sites, wells and pipelines.

Alpine SG, LLC	Alpine SG, LLC (“Alpine SG”) is an aggregator of niche, vertically oriented software businesses. Each acquired business operates independently with oversight from the Alpine SG management team.

Autosplice, Inc.	Autosplice, Inc. (“Autosplice”), founded in 1954 and headquartered in San Diego, CA, is a global supplier of highly engineered, mission-critical electrical interconnectors to OEMs and Tier 1 suppliers. Autosplice serves a wide variety of end-markets, providing the automotive, industrial, telecommunications, medical, transportation, consumer, and other applications.

Be Green Packaging, LLC	Be Green Packaging, LLC, founded in 2007 and headquartered in Thousand Oaks, CA, designs and manufactures sustainable, tree-free, molded fiber products and packaging for the food service and consumer packaged goods end markets.

Black Angus Steakhouses, LLC	Black Angus Steakhouses, LLC, founded in 1964 and headquartered in Los Altos, CA, operates restaurants across six states including California, Arizona, Alaska, New Mexico, Washington, and Hawaii.

Caddo Investors Holdings 1 LLC	Caddo Investors Holdings 1 LLC (d/b/a TexMark Timber Treasury, L.P.), consists of approximately 1.1 million acres of high quality and relatively young timber lands located in East Texas.

Chimera Investment Corp.	Chimera Investment Corp. is an internally managed REIT that is primarily engaged in the business of investing in a diversified portfolio of mortgage assets, including residential mortgage loans, Agency residential mortgage-backed securities (“RMBS”), Non-Agency RMBS, Agency commercial mortgage-backed securities (“CMBS”), and other real estate-related assets.

Cleaver-Brooks, Inc.	Cleaver-Brooks, Inc. is a fully integrated boiler room solutions provider, based in Thomasville, Georgia.

CM Finance SPV LLC	CM Finance SPV LLC is a wholly-owned subsidiary of Investcorp Credit Management BDC, Inc., a specialty finance company that invests primarily in the debt of U.S. middle-market companies.

CPI International, Inc.	CPI International, Inc., headquartered in Palo Alto, CA. develops and manufactures microwave, radio frequency, power, and control products for critical communications, defense and medical applications.

Portfolio Company	Brief Description of Portfolio Company

DataOnline Corp.	DataOnline Corp. (“DataOnline”) is a global provider of M2M solutions specifically for the monitoring of both fixed and mobile remote industrial assets. DataOnline specializes in robust and reliable devices & sensors, remote data collection, global wireless communications & web-based applications.

Dividend and Income Fund	Dividend and Income Fund is a diversified closed end management investment company that seeks to achieve primarily high current income and secondarily capital appreciation by investing at least 50% of its total assets in income generating equity securities.

Dream Finders Homes, LLC	Dream Finders Homes, LLC (“DFH”), founded in 2009 and headquartered in Jacksonville, FL, is a residential home builder currently operating in the greater Jacksonville, Orlando, Colorado, Savannah, Austin, and Washington DC markets. DFH builds both single-family homes and townhomes.

Dynamic Energy Services International LLC	Dynamic Energy Services International LLC, headquartered in New Orleans, LA, is a provider of full-service fabrication, construction and maintenance services to a broad range of worldwide markets including oil and gas, industrial and petrochemical markets.

FlexFIN LLC	FlexFIN operates an asset-based lending business under which it enters into secured loans and secured financing structures with borrowers engaged in the gemstone/jewelry industry.

Footprint Acquisition, LLC	Footprint Acquisition, LLC is a provider of in store merchandising and logistics solutions to major retailers and consumer packaged goods manufacturers.

Global Accessories Group, LLC	Global Accessories Group, LLC, headquartered in New York City, designs, manufactures, and sells custom-themed jewelry and accessory collections. These collections are tailored to leading retailers in the specialty, department store, off-price and juniors markets.

Great AJAX Corp.	Great Ajax Corp. is a REIT that acquires, invests in, and manages a portfolio of residential mortgage and small balance commercial mortgage loans.

Invesco Mortgage Capital, Inc.	Invesco Mortgage Capital Inc. is an externally managed REIT primarily focused on investing in, financing, and managing mortgage-backed securities (“MBS”) and other mortgage-related assets.

JFL-NGS Partners, LLC	JFL-NGS Partners, LLC (d/b/a NorthStar Group Services, Inc.), is a one-stop provider of demolition and environmental remediation services including demolition, asset & scrap recovery, abatement of asbestos, lead, and mold, and disaster response.

JFL-WCS Partners, LLC	JFL-WCS Partners, LLC (d/b/a Waste Control Specialists LLC) operates a state-of-the-art facility for the processing, treatment, storage and disposal of LLRW, hazardous waste, and mixed hazardous and radioactive wastes.

Kemmerer Operations, LLC	Kemmerer Operations, LLC, location in Wyoming, is a producer of high-value thermal coal and surface-mined coal.

Lighting Science Group Corporation	Lighting Science Group Corporation (“LSG”) is a light emitting diode (“LED”) lighting technology company. LSG designs, develops and markets general illumination products that exclusively use LEDs as their light source. LSG’s product portfolio includes LED-based retrofit lamps (replacement bulbs) used in existing light fixtures as well as purpose-built LED-based luminaires (light fixtures).

MFA Financial, Inc.	MFA Financial, Inc. is an internally-managed REIT primarily engaged in investing in residential mortgage assets, with a focus on residential whole loans, residential mortgage securities, and mortgage servicing rights-related assets.

New Residential Investment Corp.	New Residential Investment Corp. (“New Residential”) is a vertically integrated investment management and mortgage platform externally managed by Fortress Investment Group. New Residential’s investments focus on servicing and origination, residential securities and loans, and consumer loans.

New York Mortgage Trust, Inc.	NY Mortgage Trust is a REIT that acquires, invests in, finances and manages mortgage-related single-family and multi-family residential assets in the US.

NVTN LLC	NVTN LLC (d/b/a “Dick’s Last Resort”), established in 1985 and headquartered in Nashville, TN, is a “eatertainment” restaurant concept with locations throughout the US, mostly in budget friendly tourist destinations. NVTN LLC has developed an identifiable brand for its high-energy, unique themed restaurant concept that targets tourists and business travelers in high foot traffic locations.

Portfolio Company	Brief Description of Portfolio Company
Path Medical, LLC	Path Medical, LLC, founded in 1993, is a provider of fully-integrated acute trauma treatment and diagnostic imaging solutions to patients injured in automobile and non-work related accidents throughout Florida.

Point.360	Point.360, headquartered in Los Angeles, CA is a full-service content management company with several facilities strategically located throughout Los Angeles supporting all aspects of postproduction.

RateGain Technologies, Inc.	RateGain Technologies, Inc. provides hospitality and travel technology solutions for revenue management decision support, rate intelligence, electronic distribution and brand engagement helping customers across the world in streamlining their operations and sales.

Redwood Services Group, LLC	Redwood Services Group, LLC is a group of regional IT managed service providers that provide fully outsourced IT services to small and medium sized businesses.

Sendero Drilling Company, LLC	Sendero Drilling Company, LLC is a land drilling contractor headquartered in San Angelo, TX.

Seotowncenter, Inc.	Seotowncenter, Inc. is a tech-enabled business services company that delivers white label search engine optimization and local search and digital campaign fulfillment to the small and midsize business market.

SMART Financial Operations, LLC	SMART Financial Operations, LLC, headquartered in Orlando, FL, is a specialty retail platform initially comprised of three distinct retail pawn store chains and a pawn industry consulting firm.

Stancor, Inc.	Stancor, Inc., founded in 1985 and based out of Monroe, CT, is a designer and manufacturer of electric submersible pumps, control, accessories, and parts.

Thryv Holdings, Inc.	Thryv Holdings, Inc. is a provider of print and digital marketing solutions to small and medium sized businesses and SaaS end-to-end customer experience tools.

URT Acquisition Holdings Corporation	URT Acquisition Holdings Corporation (d/b/a United Road Towing or “URT”) headquartered in Mokena, IL is an integrated towing company in the United States. URT provides a complete range of towing, vehicle storage and vehicle auction services.

US Multifamily, LLC	US Multifamily, LLC (“US Multifamily”) is a real estate platform focused on distressed multifamily assets primarily located in the Southeastern United States.

Velocity Pooling Vehicle, LLC	Velocity Pooling Vehicle, LLC, headquartered in Coppell, TX, is a manufacturer, distributor and retailer of branded aftermarket products for the powersports industry. The Company’s brands include Vance & Hines, Kuryakyn, Mustang, Performance Machine, and others.

Walker Edison Furniture Company LLC	Walker Edison Furniture Company LLC (“Walker Edison”) is an e-commerce furniture platform exclusively selling through the websites of top online retailers. Walker Edison operates a data-driven business model to sell a variety of home furnishings in the discount category including TV stands, bedroom furniture, chairs & tables, desks and other.

Watermill-QMC Midco, Inc.	Watermill-QMC Midco, Inc. (d/b/a Quality Metalcraft, Inc.), founded in 1964 and headquartered in Livonia, MI, is a provider of complex assemblies for specialty automotive production, prototype and factory assist applications.

Wingman Holdings, Inc. (f/k/a Crow Precision Components, LLC)	Wingman Holdings, Inc. (f/k/a Crow Precision Components, LLC) is a Fort Worth, TX based forger of aluminum and steel used for mission critical aircraft components, among other end markets.

PREVIOUS RELATIONSHIP WITH MCC ADVISORS

Prior to the effectiveness of our internalized management structure on January 1, 2021, MCC Advisors, an SEC-registered investment adviser under the Advisers Act, served as our investment adviser pursuant to an investment management agreement. Effective January 1, 2021, subject to the overall supervision of our board of directors, our internal management team manages the day-to-day operations of PhenixFIN, and provides investment advisory and management services. See “- Internalized Management Structure” below for further information.

Investment Management Agreement

We had entered into an investment management agreement with MCC Advisors on January 11, 2011 (the “Investment Management Agreement”), which expired on December 31, 2020.

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

On January 15, 2020, the Company’s board of directors, including all of the independent directors, approved the renewal of the Investment Management Agreement through the later of April 1, 2020 or so long as the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra (the “Amended MCC Merger Agreement”) was in effect, but no longer than a year; provided that, if the Amended MCC Merger Agreement was terminated by Sierra, then the termination of the Investment Management Agreement would be effective on the 30th day following receipt of Sierra’s notice of termination to the Company. On May 1, 2020, the Company received a notice of termination of the Amended MCC Merger Agreement from Sierra. Under the Amended MCC Merger Agreement, either party was permitted, subject to certain conditions, to terminate the Amended MCC Merger Agreement if the merger was not consummated by March 31, 2020. Sierra elected to do so on May 1, 2020. As result of the termination by Sierra of the Amended MCC Merger Agreement on May 1, 2020, the Investment Management Agreement would have been terminated effective as of May 31, 2020. On May 21, 2020, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through the end of the then-current quarter, June 30, 2020. On June 12, 2020, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through September 30, 2020. On September 29, 2020, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through December 31, 2020. Mr. Brook Taube, our Chairman and Chief Executive Officer through December 31, 2020 and one of our directors through January 21, 2021 and Mr. Seth Taube, one of our directors through January 21, 2021 are both affiliated with MCC Advisors and Medley.

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

For the year ended September 30, 2021, the Company incurred net base management fees payable to MCC Advisors of $1.1 million and did not incur any incentive fees related to pre-incentive fee net investment income. The Investment Management Agreement terminated as of December 31, 2020, and the Company no longer incurs base management fees or incentive fees under the Investment Management Agreement as a result.

Payment of Our Expenses

Since January 1, 2021, we are internally managed and do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing professionals and staff. We bear all costs and expenses of our operations and transactions, including, but not limited to those related to:

●	our organization and continued corporate existence;

●	calculating our net asset value (“NAV”) (including the cost and expenses of any independent valuation firms);

●	expenses, including travel expense, incurred by our professionals or payable to third parties performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

●	interest payable on debt incurred to finance our investments;

●	the costs of all offerings of common shares and other securities;

●	operating costs associated with employing investment professionals and other staff;

●	distributions on our shares;

●	administration fees payable under our administration agreement;

●	amounts payable to third parties relating to, or associated with, making investments;

●	transfer agent and custodial fees;

●	all registration and listing fees;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents with the SEC or other regulators;

●	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

●	our fidelity bond;

●	the operating lease of our office space;

●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	indemnification payments; and

●	direct costs and expenses of administration, including audit and legal costs.

Investment Management Agreement Board Approval and Expiration

On January 15, 2020, the Company’s board of directors, including all of the independent directors, approved the renewal of the investment management agreement through the later of April 1, 2020 or so long as the Amended MCC Merger Agreement, was in effect, but no longer than a year; provided that, if the Amended MCC Merger Agreement were to be terminated by Sierra, then the termination of the investment management agreement would be effective on the 30th day following receipt of Sierra’s notice of such termination to the Company. In that regard, on May 1, 2020, the Company received a notice of termination of the Amended MCC Merger Agreement from Sierra. Under the Amended MCC Merger Agreement, either party was permitted, subject to certain conditions, to terminate the Amended MCC Merger Agreement if the merger was not consummated by March 31, 2020. As result of the termination by Sierra of the Amended MCC Merger Agreement on May 1, 2020, the investment management agreement would have been terminated effective as of May 31, 2020, without further action by our board of directors. On May 21, 2020, our board of directors, including all of the independent directors, extended the term of the investment management agreement through the end of the quarter ended June 30, 2020. On June 15, 2020, our board of directors, including all of the independent directors, extended the term of the investment management agreement through the end of the quarter ended September 30, 2020. On September 29, 2020, our board of directors, including all of the independent directors, extended the term of the investment management agreement through the end of the quarter ended December 31, 2020. The Investment Management Agreement expired by its terms at the close of business on December 31, 2020, in connection with the adoption of the internalized management structure by the board of directors.

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

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to the administration agreement, MCC Advisors furnished us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimbursed MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. From time to time, our administrator was able to pay amounts owed by us to third-party service providers and we would subsequently reimburse our administrator for such amounts paid on our behalf. In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp U.S. Bancorp. The administration agreement with MCC Advisors terminated by its terms on December 31, 2020. Effective January 1, 2021, U.S. Bancorp serves as our administrator under the Fund Accounting Servicing Agreement and Administration Agreement. Pursuant to these agreements, U.S. Bancorp serves as custodian and provides us with fund accounting and financial reporting services. For the years ended September 30, 2021, 2020, and 2019, we incurred $0.6 million, $2.2 million, and $3.3 million in administrator expenses, respectively.

Internalized Management Structure

On November 18, 2020, the board of directors approved adoption of an internalized management structure effective January 1, 2021. The new management structure replaced the investment management and administration agreements with MCC Advisors, which expired on December 31, 2020. The board approved the establishment of a committee, consisting of Arthur Ainsberg, Karin Hirtler-Garvey, Lowell Robinson and Howard Amster, to oversee the transition to the internalized management structure.

To lead the internalized management team, the board appointed David Lorber, who has served as an independent director of the Company since April 2019, as interim Chief Executive Officer and Ellida McMillan, who previously served as Chief Financial Officer and Chief Operating Officer of Alcentra Capital Corporation, a NASDAQ-traded BDC, from April 2017 until it merged into Crescent Capital BDC, Inc. in February 2020, as Chief Financial Officer of the Company, each effective January 1, 2021. Mr. Lorber is paid an annual base salary of $425,000, and Ms. McMillan is paid an annual base salary of $300,000, and each is eligible for one or more discretionary cash bonuses.

The internalized management team is responsible for the day-to-day management and operations of the Company, under the oversight of the board. The internalized management team presently consists of 4 investment professionals and 7 employees/consultants overall. The Company retained Alaric Compliance Services, LLC, whose officer serves as the Company’s Chief Compliance Officer. As discussed above, the Company has also entered into a fund accounting servicing agreement and an administration servicing agreement on customary terms with U.S. Bancorp, which serves as the Company’s administrator.

REGULATION

General

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons”, as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities.”

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

On March 23, 2018, the SBCA was signed into law and, among other things, instructs the SEC to issue rules or amendments to rules allowing BDCs to use the same registration, offering and communication processes that are available to operating companies. The rules and amendments specified by the SBCA became self-implementing on March 24, 2019. On April 8, 2020, the SEC adopted rules and amendments to implement certain provisions of the SBCA (the “Final Rules”) that, among other things, modify the registration, offering, and communication processes available to BDCs relating to: (i) the shelf offering process to permit the use of short-form registration statements on Form N-2 and incorporation by reference; (ii) the ability to qualify for well-known seasoned issuer status; (iii) the immediate or automatic effectiveness of certain filings made in connection with continuous public offerings; and (iv) communication processes and prospectus delivery. In addition, the SEC adopted rules that will require BDCs to comply with certain structured data and inline XBRL requirements. The Final Rules generally became effective on August 1, 2020, except that a BDC eligible to file short-form registration statements on Form N-2, like the Company, must comply with the Inline XBRL structured data requirements for its financial statements, registration statement cover page, and certain prospectus information by August 1, 2022.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

●	is organized under the laws of, and has its principal place of business in, the United States;

●	is not an investment company (other than a small business investment company wholly owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

●	satisfies either of the following:

●	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or

●	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.

(2)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(3)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

(4)	Securities of any eligible portfolio company which we control.

(5)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(6)	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

Temporary Investments

Pending investment in other types of “qualifying assets”, as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, certain diversification tests that must be met in order to qualify as a RIC for U.S. federal income tax purposes will typically require us to limit the amount we invest with any one counterparty. We will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. The code of ethics is available at our website, www.phenixfc.com, and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov.

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

We restrict access to nonpublic personal information about our stockholders to our employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders.

Proxy Voting Policies and Procedures

Our Proxy Voting Policies and Procedures are set forth below. The guidelines are reviewed periodically by management and our independent directors, and, accordingly, are subject to change.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

Our proxy voting decisions are made by our investment professionals, who review on a case- by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by the Company. Although the Company generally votes against proposals that may have a negative impact on our portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so. We generally do not believe it is necessary to engage the services of an independent third party to assist in issue analysis and vote recommendation for proxy proposals. Under certain circumstances and when deemed in the best interests of shareholders, the Company may, in the discretion of its officers, refrain from exercising its proxy voting right for a particular decision.

To ensure that our vote is not the product of a conflict of interest, we require that: (i) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties, unless such employee has received pre-approval from our Chief Compliance Officer.

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to:

Chief Compliance Officer

PhenixFIN Corporation

445 Park Avenue, 10th Floor

New York, NY 10022

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

We adopted written policies and procedures reasonably designed to prevent violation of the federal securities laws, and will review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We have designated a Chief Compliance Officer to be responsible for administering the policies and procedures.

Election to Be Taxed as a RIC

We have elected and intend to qualify annually to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Distribution Requirement”).

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

We will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if we do not distribute at least the sum of 98% of our ordinary income in any calendar year, 98.2% of our capital gain net income for each one-year period ending on October 31, and any income and capital gain net income that we recognized in preceding years, but were not distributed during such years, and on which we did not pay U.S. federal income tax. Depending on the level of investment company taxable income (“ICTI”) earned in a tax year and the amount of net capital gains recognized in such tax year, we may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. In order to eliminate our liability for income tax, and to the extent necessary to maintain our qualification as a RIC, any such carryover ICTI and net capital gains must be distributed before the end of that next tax year through a dividend declared prior to the 15th day of the 9th month after the close of the taxable year in which such ICTI was generated. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions for U.S. federal excise tax purposes, we accrue U.S. federal excise tax, if any, on estimated excess taxable income as taxable income is earned.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and

●	diversify our holdings so that at the end of each quarter of the taxable year:

●	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

●	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

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

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy the Distribution Requirement. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Business — Regulation — Senior Securities.” Moreover, our ability to dispose of assets to satisfy the Distribution Requirement may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Distribution Requirement or avoid the imposition of excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Some of the income and fees that we may recognize will not count towards satisfaction of the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay corporate level U.S. federal income tax on their earnings, which ultimately will reduce our return on such income and fees.

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

Company Investments

Certain of our investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things, (1) disallow, suspend or otherwise limit the allowance of certain losses or deductions, including the dividends received deduction, (2) convert lower taxed long-term capital gains and qualified dividend income into higher taxed short-term capital gains or ordinary income, (3) convert ordinary loss or a deduction into capital loss (the deductibility of which is more limited), (4) cause us to recognize income or gain without a corresponding receipt of cash, (5) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (6) adversely alter the characterization of certain complex financial transactions and (7) produce income that will not qualify as good income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax elections and may be required to borrow money or dispose of securities to mitigate the effect of these rules and prevent disqualification as a RIC.

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

If we purchase shares in a “passive foreign investment company’’ (a “PFIC’’), we may be subject to U.S. federal income tax on a portion of any “excess distribution’’ or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund’’ under the Code (a “QEF’’), in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in certain PFICs; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax.

Income inclusions from a QEF will be “good income’’ for purposes of the 90% Income Test provided that they are derived in connection with our business of investing in stocks and securities or the QEF distributes such income to us in the same taxable year in which the income is included in our income.

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

From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of coronavirus (“COVID-19”) that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the COVID-19 globally could lead to a world-wide economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the United States and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The COVID-19 outbreak continues to have, and any future outbreaks could have, an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. With respect to the U.S. credit markets, the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility; and rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and businesses. These and future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. In December 2019, COVID-19 surfaced in China and has since spread and continues to spread to other countries, including the United States. COVID-19 spread quickly and has been identified as a global pandemic by the World Health Organization. The COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. In response, beginning in March 2020, in affected jurisdictions including the United States, unprecedented actions were and continue to be taken by governmental authorities and businesses, including quarantines, “stay at home” orders, travel and hospitality restrictions and bans, and the temporary closures and limited operations of many businesses (including corporate offices, retail stores, restaurants, fitness clubs, manufacturing facilities and factories, and other businesses). The actions to contain the COVID-19 pandemic vary by country and by state in the United States. COVID-19 has caused the effective cessation of all business activity deemed non-essential by such governmental authorities. While certain state and local governments across the United States have taken steps to re-open their economies by lifting “stay at home” orders and re-opening businesses, a number of states and local governments have needed to pause or slow the re-opening or impose new shut-down orders as the number of cases of COVID-19 has continued to rise. COVID-19 and the resulting economic dislocations have had and continue to have adverse consequences for the business operations and financial performance of some of our portfolio companies, which may in turn impact the valuation of our investments and have adversely affected, and threaten to continue to adversely affect, our operations. Local, state and federal and numerous non-U.S. governmental authorities have imposed travel and hospitality restrictions and bans, business closures or limited business operations and other quarantine measures on businesses and individuals that remain in effect on the date of this Annual Report on Form 10-K. We cannot predict the full impact of COVID-19, including the duration and the impact of the closures and restrictions described above. As a result, we are unable to predict the duration of these business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. With respect to loans to portfolio companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for PIK interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business, or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause. Portfolio companies may also be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries, such as travel and hospitality, to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them.

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

For example, the COVID-19 pandemic outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. The COVID-19 pandemic has impacted the U.S. credit markets. See “We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations” and “Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.”

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

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. The global outbreak of COVID-19 has disrupted economic markets, and the prolonged economic impact remains uncertain. Many manufacturers of goods have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness.. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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

Risks Related to Our Business

We have internalized our operating structure, including our management and investment functions, with the expectation that we will be able to operate more efficiently with lower costs, but this may not be the case.

On November 18, 2020, the board of directors approved adoption of an internalized management structure, which we have operated under effective January 1, 2021. There can be no assurances that internalizing our management structure will be and remain beneficial to us and our stockholders, as we may incur the costs and experience the risks discussed below, and we may not be able to effectively replicate the services previously provided to us by our former investment adviser and administrator.

While we no longer bear the costs of the various fees and expenses we previously paid under the investment management and administration agreements with our previous adviser and administrator, we have other significant direct expenses. These include general and administrative costs, legal, accounting and other governance expenses and costs and expenses related to managing our portfolio. Certain of these costs may be greater during the early stages of the transition process. We also incur the compensation and benefits costs of our officers and other employees and consultants. In addition, we may be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.

We may also experience operational disruptions resulting from the transition from external to internal management, and we could fail to effectively manage our internalization over the longer term, all of which could adversely affect our performance.

If the expenses we incur as an internally-managed company are higher than the expenses we would have paid and/or reimbursed under the externally-managed structure, our earnings per share may be lower, potentially decreasing the funds available for distribution, and our share value could suffer.

As an internally managed BDC, we are dependent upon our management team and other professionals, and if we are not able to hire and retain qualified personnel, we will not realize the anticipated benefits of the internalization.

Our ability to achieve our investment objectives and to make distributions to our stockholders depends upon the performance of our management team and professionals. We may experience difficulty identifying, engaging and retaining management, investment and general and administrative personnel with the necessary expertise and credit-related investment experience. As an internally managed BDC, our ability to offer more competitive and flexible compensation structures, such as offering both a profit-sharing plan and an equity incentive plan, is subject to the limitations imposed by the 1940 Act, which could limit our ability to attract and retain talented investment management professionals.

If we are unable to attract and retain highly talented professionals for the internal management our Company, we will not realize the anticipated benefits of the internalization, and the results of our operation could deteriorate.

We may suffer credit and capital losses.

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

We have borrowed funds, including through the issuance of $77.8 million in aggregate principal amount of 6.125% unsecured notes due March 30, 2023 (the “Notes”) to leverage our capital structure, which is generally considered a speculative investment technique. In addition, although we voluntarily satisfied and terminated our Revolving Credit Facility in September 2018, we may replace the facility with another revolving or other credit facility. As a result:

●	our common stock may be exposed to an increased risk of loss because a decrease in the value of our investments may have a greater negative impact on the value of our common stock than if we did not use leverage;

●	if we do not appropriately match the assets and liabilities of our business, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

●	our ability to pay distributions on our common stock may be restricted if our asset coverage ratio with respect to each of our outstanding senior securities representing indebtedness and our outstanding preferred shares, as defined by the 1940 Act, is not at least 200% and any amounts used to service indebtedness or preferred stock would not be available for such distributions;

●	any credit facility to which we became a party may be subject to periodic renewal by our lenders, whose continued participation cannot be guaranteed;

●	any credit facility to which we became a party may contain covenants restricting our operating flexibility;

●	we, and indirectly our stockholders, bear the cost of issuing and paying interest or dividends on such securities; and

●	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common shares.

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

As of September 30, 2021, the Company’s asset coverage was 285.6% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act.

The lack of liquidity in our investments may adversely affect our business.

We anticipate that our investments generally will be made in private companies. Substantially all of these securities will be subject to legal and other restrictions on resale or will be otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or have material non-public information regarding such portfolio company.

A substantial portion of our portfolio investments will be recorded at fair value as determined in good faith by or under the direction of our board of directors and, as a result, there may be uncertainty regarding the value of our portfolio investments.

The debt and equity securities in which we invest for which market quotations are not readily available will be valued at fair value as determined in good faith by or under the direction of our board of directors. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under Accounting Standards Codification Topic 820 - Fair Value Measurements and Disclosures. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of independent valuation firms to review the valuation of various loans and securities. The types of factors that our board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such loans and securities.

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

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Actions by the British Bankers Association, the United Kingdom Financial Conduct Authority or other regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although on July 29, 2021, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred replacement rate for LIBOR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments, or whether the COVID-19 pandemic will have further effect on LIBOR transition plans. In addition, SOFR or other replacement rates may fail to gain market acceptance. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

Our ability to achieve our investment objective will depend on our ability to manage our business, which will depend on the internalized management team. Accomplishing this result is largely a function of the internalized management team’s ability to provide quality and efficient services to us. They may also be required to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow our rate of investment. Any failure to manage our business effectively could have a material adverse effect on our business, financial condition and results of operations.

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

When possible, we may pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. As of September 30, 2021, the Company’s asset coverage was 285.6% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

The highly competitive market in which we operate may limit our investment opportunities.

A number of entities compete with us to make the types of investments that we make. We compete with other BDCs and investment funds (including public and private funds, commercial and investment banks, commercial financing companies, SBICs and, to the extent they provide an alternative form of financing, private equity funds). Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas in which they have not traditionally invested. As a result of these new entrants, competition for investment opportunities has intensified in recent years and may intensify further in the future. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions and valuation requirements that the 1940 Act imposes on us as a BDC and the tax consequences of qualifying as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors make loans with interest rates that are comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest income and increased risk of credit loss. A significant part of our competitive advantage stems from the fact that the market for investments in mid-sized companies is underserved by traditional commercial banks and other financial institutions. A significant increase in the number and/or size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under the regulatory restrictions of the 1940 Act and under an internalized management structure.

Because we expect to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms or at all.

We have elected and intend to qualify annually to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements in order to not have to pay corporate-level U.S. on income we distribute to our stockholders as distributions, which allows us to substantially reduce or eliminate our corporate-level U.S. federal income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) at the time we issue any debt or preferred stock. This requirement limits the amount of our leverage. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

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

Our management team may, from time to time, possess material non-public information, limiting our investment discretion.

Members of our management may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, we could be prohibited for a period of time from purchasing or selling the securities of such companies by law or otherwise, and this prohibition may have an adverse effect on us.

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

As of September 30, 2021, there was $77.8 million of outstanding Notes. The weighted average interest rate charged on our borrowings as of September 30, 2021 was 7.03% (exclusive of debt issuance costs). We will need to generate sufficient cash flow to make these required interest payments. If we are unable to meet the financial obligations under the Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on the outstanding Notes to be due and payable immediately. If we are unable to meet the financial obligations under any credit facility we enter into, the lenders thereunder would likely have a superior claim to our assets over our stockholders.

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

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

●	sudden electrical or telecommunications outages;

●	natural disasters such as earthquakes, tornadoes and hurricanes;

●	disease pandemics (including the COVID-19 outbreak);

●	events arising from local or larger scale political or social matters, including terrorist acts; and

●	cyber-attacks.

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

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. Cybersecurity failures or breaches our service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

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

We have invested primarily in senior secured first lien term loans and senior secured second lien term loans issued by private companies.

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

In addition, investing in private companies involves a number of significant risks. See “Our investments in private portfolio companies may be risky, and you could lose all or part of your investment” below.

Our investments in private portfolio companies may be risky, and you could lose all or part of your investment.

Investments in private companies involve a number of significant risks. Generally, little public information exists about these companies, and we are required to rely on the ability of our investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Private companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, private companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Private companies also generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers and directors may, in the ordinary course of business, be named as defendants in litigation arising from our investments in these types of companies.

We have invested primarily in secured debt issued by our portfolio companies. In the case of our senior secured first lien term loans, the portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with the debt securities in which we invest. With respect to our senior secured second lien term loans, the portfolio companies usually have, or may be permitted to incur, other debt that ranks above or equally with the debt securities in which we invest. In the case of debt ranking above the senior secured second lien term loans in which we invest, we would be subordinate to such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company and therefore the holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Client borrowers, particularly with respect to asset-based lending activities, may lack the operating history, cash flows or balance sheet necessary to support other financing options and may expose us to additional risk.

A portion of our loan portfolio consists, through FlexFIN, of asset-based lending involving gemstones. Some of these products arise out of relationships with clients who lack the operating history, cash flows or balance sheet necessary to qualify for other financing options. This could increase our risk of loss.

Our affiliate’s asset-based lending activities are influenced by volatility in prices of gemstones and jewelry.

Our affiliate’s asset-based lending business is impacted by volatility in gemstone and jewelry prices. Among the factors that can impact the price of gemstones and jewelry are supply and demand of gemstones; political, economic, and global financial events; movement of the U.S. dollar versus other currencies; and the activity of large speculators and other participants. A significant decline in market prices of gemstones could result in reduced collateral value and losses, i.e., a lower balance of asset-based loans outstanding for the Company’s affiliate.

The gemstones and jewelry business is subject to the risk of fraud and counterfeiting.

The gemstones business is exposed to the risk of loss as a result of fraud in its various forms. We seek to minimize our exposure to fraud through a number of means, including third-party authentication and verification and the establishment of procedures designed to detect fraud. However, there can be no assurance that we will be successful in preventing or identifying fraud, or in obtaining redress in the event such fraud is detected.

We may be subject to risks associated with our investments in unitranche loans

Unitranche loans provide leverage levels comparable to a combination of first lien and second lien or subordinated loans, and may rank junior to other debt instruments issued by the portfolio company. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. From the perspective of a lender, in addition to making a single loan, a unitranche loan may allow the lender to choose to participate in the “first out” tranche, which will generally receive priority with respect to payments of principal, interest and any other amounts due, or to choose to participate only in the “last out” tranche, which is generally paid only after the first out tranche is paid. We may participate in “first out” and “last out” tranches of unitranche loans and make single unitranche loans, and we may suffer losses on such loans if the borrower is unable to make required payments when due.

Covenant-Lite Loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

A significant number of high yield loans in the market, may consist of covenant-lite loans, or “Covenant-Lite Loans.” A significant portion of the loans in which we may invest or get exposure to through our investments may be deemed to be Covenant-Lite Loans. Such loans do not require the borrower to maintain debt service or other financial ratios and do not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. Ownership of Covenant-Lite Loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

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

The Company presently has significant exposure to the construction and building sector (its investments in such sector comprise 20.8% of gross assets as of September 30, 2021), which subjects the Company to the particular risks of such sector to a greater degree than others not similarly concentrated. These risks include that the construction and building sector is cyclical and is affected by a number of factors, including the general condition of the economy, market demand and changes in interest rates. Construction activity is affected by the ability to finance projects, which may be reduced due to a widespread outbreak of contagious disease, including an epidemic or pandemic such as the current COVID-19 pandemic. Residential, commercial and industrial construction could decline if companies and consumers are unable to finance construction projects or if the economy precipitously declines or stalls, which could result in delays or cancellations of capital projects. A downturn in the residential, commercial or industrial construction industries and general economic conditions may have an adverse effect on the portfolio companies in which the Company invests.

Risks Related to Our Operations as a BDC and a RIC

Regulations governing our operation as a BDC may limit our ability to, and the way in which we raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations.

Our business requires a substantial amount of capital to operate and grow. We may acquire additional capital from the issuance of senior securities (including debt and preferred stock), the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations. As of September 30, 2021, the Company’s asset coverage was 285.6% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act.

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

As an internally managed BDC, we are subject to certain restrictions that may adversely affect our ability to offer certain compensation structures.

As an internally managed BDC, our ability to offer more competitive and flexible compensation structures, such as offering both a profit-sharing plan and an equity incentive plan, is subject to the limitations imposed by the 1940 Act, which limits our ability to attract and retain talented investment management professionals. As such, these limitations could inhibit our ability to grow, pursue our business plan and attract and retain professional talent, any or all of which may have a negative impact on our business, financial condition and results of operations.

As an internally managed BDC, we are dependent upon our management team and investment professionals for their time availability and for our future success, and if we are not able to hire and retain qualified personnel, or if we lose key members of our senior management team, our ability to implement our business strategy could be significantly harmed.

As an internally managed BDC, our ability to achieve our investment objectives and to make distributions to our stockholders depends upon the performance of our management team and investment professionals. We depend upon the members of our management and our investment professionals for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships on which we rely to implement our business plan. If we lose the services of key members of our senior management team, we may not be able to operate the business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. We believe our future success will depend, in part, on our ability to identify, attract and retain sufficient numbers of highly skilled employees. If we do not succeed in identifying, attracting and retaining such personnel, we may not be able to operate our business as we expect. As an internally managed BDC, our compensation structure is determined and set by our Board of Directors and its Compensation Committee. This structure currently includes salary, bonus and incentive compensation. We are not generally permitted by the 1940 Act to employ an incentive compensation structure that directly ties performance of our investment portfolio and results of operations to incentive compensation. Members of our senior management team may receive offers of more flexible and attractive compensation arrangements from other companies, particularly from investment advisers to externally managed BDCs that are not subject to the same limitations on incentive-based compensation that we are subject to as an internally managed BDC. A departure by one or more members of our senior management team could have a negative impact on our business, financial condition and results of operations.

We have internalized our operating structure, including our management and investment functions; as a result, we may incur significant costs and face significant risks associated with being self-managed, including adverse effects on our business and financial condition.

Effective January 1, 2021, we operate under an internalized operating structure, including our management and investment functions. There can be no assurances that internalizing our operating structure will be beneficial to us and our stockholders, as we may incur the costs and risks discussed below and may not be able to effectively replicate or improve upon the services previously provided to us by our former investment adviser and administrator, MCC Advisors.

While we will no longer bear the costs of the various fees and expenses we previously paid to MCC Advisors under the Investment Advisory Agreement, our direct expenses will generally include general and administrative costs, including legal, accounting, and other expenses related to corporate governance, SEC reporting and compliance, as well as costs and expenses related to making and managing our investments. We will also now incur the compensation and benefits costs of our officers and other employees and consultants, and, subject to adherence to applicable law, we may issue equity or other incentive-based awards to our officers, employees and consultants, which awards may decrease net income and funds from our operations and may dilute our stockholders. We may also be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.

In addition, if the expenses we assume as a result of our internalization are higher than the expenses we would have paid and/or reimbursed to MCC Advisors, our earnings per share may be lower as a result of our internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

Further, in connection with internalizing our operating structure, we may experience difficulty integrating these functions as a stand-alone entity, and we could have difficulty retaining our personnel, including those performing management, investment and general and administrative functions. These personnel have a great deal of know-how and experience. We may also fail to properly identify the appropriate mix of personnel and capital needs to operate successfully as a stand-alone entity. An inability to effectively manage our internalization could result in our incurring excess costs and operating inefficiencies, and may divert our management’s attention from managing our investments.

Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of time and money defending claims, which would reduce the amount of funds available for us to make investments and to pay distributions, and may divert our management’s attention from managing our investments.

All of these factors could have a material adverse effect on our results of operations, financial condition, and ability to pay distributions.

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

Legislative or other actions relating to taxes could have a negative effect on us, our investments or our stockholders. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisors regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

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

●	The annual distribution requirement for a RIC is satisfied if we timely distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized short-term capital gains in excess of realized net long-term capital losses. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next year and pay a 4% U.S. federal excise tax on such income. Any such carryover taxable income must be distributed through a dividend declared prior to filing the final tax return related to the year that generated such taxable income.

●	The source of income requirement is satisfied if we obtain at least 90% of our gross income for each taxable year from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or foreign currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code).

●	The asset diversification requirement is satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”). In addition, no more than 25% of the value of our assets can be invested in the securities, other than U.S Government securities or securities of other RICs, (1) of one issuer (2) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (3) of one or more “qualified publicly traded partnerships”.

If we fail to qualify for RIC tax treatment for any reason or are subject to corporate-level U.S. federal income tax, the resulting corporate-level taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. In addition, to the extent we had unrealized gains, we would have to establish deferred tax liabilities for taxes, which would reduce our NAV accordingly. In addition, our stockholders would lose the tax credit realized if we, as a RIC, decide to retain the net realized capital gain and make deemed distributions of net realized capital gains, and pay taxes on behalf of our stockholders at the end of the tax year. The loss of this pass-through tax treatment could have a material adverse effect on the total return of an investment in our common stock.

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

Shares of closed-end investment companies, including business development companies, may, at times, trade at a discount from NAV. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our NAV per share may decline. Our common stock has recently traded and currently trades at a discount to NAV, and we cannot predict whether our common stock will trade at, above or below NAV in the future.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance.

These factors include:

●	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of the companies;

●	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to BDCs or RICs;

●	loss of our qualification as a RIC or BDC;

●	changes in earnings or variations in operating results;

●	changes in the value of our portfolio of investments;

●	changes in accounting guidelines governing valuation of our investments;

●	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

●	departure of our key personnel;

●	operating performance of companies comparable to us;

●	general economic trends and other external factors;

●	loss of a major funding source; and

●	the length and duration of the COVID-19 outbreak in the U.S. as well as worldwide and the magnitude of the economic impact of that outbreak.

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

The indenture under which the Notes were issued offers limited protection to holders of the Notes. The terms of the indenture and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the Notes. In particular, the terms of the indenture and the Notes place no restrictions on our or our subsidiaries’ ability to:

●	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. As of September 30, 2021 the Company’s asset coverage was 285.6% after giving effect to leverage;

●	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. As of September 30, 2021, the Company’s asset coverage was 285.6% after giving effect to leverage;

●	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

●	enter into transactions with affiliates;

●	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

●	make investments; or

●	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

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

Although the Notes are listed on the NASDAQ Global Market (“NASDAQ”) under the symbols “PFXNL,”, we cannot provide any assurances that an active trading market will develop or be sustained for the Notes or that you will be able to sell your Notes. At various times, the Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market is not sustained, the liquidity and trading price for the Notes may be harmed.

If we default on obligations to pay other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our indebtedness that we may incur in the future that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the debt that we may incur in the future to avoid being in default. If we breach our covenants under our debt and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under such debt, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing the debt. Because any future credit facility will likely have customary cross-default provisions, if the indebtedness under the Notes or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

We may choose to redeem the Notes when prevailing interest rates are relatively low.

We may choose to redeem the Notes from time to time, especially if prevailing interest rates are lower than the rate borne by the Notes. If prevailing rates are lower at the time of redemption, and we redeem the Notes, you likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed. Our redemption right also may adversely impact your ability to sell the Notes as the optional redemption date or period approaches.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Properties

We do not own any real estate or other physical properties materially important to our operation. We have entered into a 5-year operating lease for our headquarters at 445 Park Avenue, 10th Floor, New York, NY 10022.

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

On March 31, 2021, the parties to Class Action 1 and the Objectors filed a revised settlement agreement publicly in Class Action 1 (ECF No. 483-1) (the “Revised Settlement Agreement”). As relevant to Medley LLC, the Company, Medley Opportunity Fund II LP, Medley Management, Inc., Medley Group, LLC, Brook Taube, and Seth Taube, the terms of the Revised Settlement Agreement do not differ from the terms of the original Settlement Agreement. On April 7, 2021, the Court presiding over Class Action 1 held a hearing on Plaintiffs’ motion for preliminary approval of the Revised Settlement Agreement, and entered an order granting preliminary approval of the revised settlement (the “Preliminary Approval Order”). Pursuant to the Preliminary Approval Order, the Court held a Final Approval Hearing relating to the Revised Settlement Agreement on July 9, 2021, and following the hearing, granted Final Approval of the Revised Settlement Agreement and entered the Final Judgment. The effective date of the Revised Settlement Agreement occurred on August 26, 2021.

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

As of September 30, 2021, we had 11stockholders of record of our common stock, which did not include stockholders for whom shares are held in “nominee” or “street name.”

The following table sets forth, for the periods indicated, the range of high and low closing prices of our common stock and the sales price as a percentage of the net asset value per share of our common stock.

				Premium/	Premium/
		Closing Market Price		(Discount) of High Market	(Discount) of Low Market
	NAV(1)	High	Low	Price to NAV (2)	Price to NAV (2)
Fiscal year ending September 30, 2021
Fourth Quarter	$57.08	$43.35	$40.10	(24.05)%	(29.75)%
Third Quarter	58.49	42.76	32.80	(26.89)%	(43.92)%
Second Quarter	55.91	33.99	27.70	(39.21)%	(50.46)%
First Quarter	52.94	29.88	18.14	(43.56)%	(65.73)%
Fiscal year ending September 30, 2020
Fourth Quarter	$55.30	$18.19	$12.40	(67.11)%	(77.58)%
Third Quarter	54.83	18.70	9.00	(65.89)%	(83.59)%
Second Quarter	52.04	45.00	7.00	(13.53)%	(86.55)%
First Quarter	80.99	52.60	38.60	(35.05)%	(52.34)%
Fiscal year ending September 30, 2019
Fourth Quarter	$79.40	$56.20	$44.80	(29.22)%	(43.58)%
Third Quarter	91.00	69.00	44.00	(24.18)%	(51.65)%
Second Quarter	102.20	72.00	52.40	(29.55)%	(48.73)%
First Quarter	112.20	79.00	53.20	(29.59)%	(52.58)%

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low market prices. The net asset value per share shown is based on outstanding shares at the end of the period.

(2)	Calculated as of the respective high or low closing market price divided by the quarter end net asset value.

For all periods presented in the table above, there was no return of capital included in any distribution.

Shares of business development companies may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount or premium to net asset value is separate and distinct from the risk that our net asset value will decrease.

The last reported closing price of our common stock on December 15, 2021 was $42.38 per share, approximately 74.25% of the Company’s then-current NAV. As of December 15, 2021 we had 11 stockholders of record of our common stock, including stockholders for whom shares are held in “nominee” or “street name.”

Sales of Unregistered Securities

We did not sell any securities within the past three years that were not registered under the Securities Act of 1933.

Stock Performance Graph

This graph compares the stockholder return on our common stock from September 30, 2016 to September 30, 2021 with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index. This graph assumes that on September 30, 2016, $100 was invested in our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. Investment performance shown for periods prior to January 1, 2021 was achieved pursuant to our former externally-managed structure.

The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Issuer Purchases of Securities

Information relating to the Company’s purchases of its common stock during the year ended September 30, 2021is as follows:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
February 2021	13,082	$30.25 - $30.96	$397,384
March 2021	12,241	$30.25 - $34.42	393,938
April 2021	14,390	$33.11 - $34.89	491,469
May 2021	25,075	$34.56 - $39.93	976,440
August 2021	141,700	$41.03 - $42.28	5,944,213
Total	206,488		$8,203,444

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following selected financial and other data for the years ended September 30, 2021, 2020, 2019, 2018, and 2017 (dollars in thousands, except per share amounts) is derived from the audited consolidated financial statements for such years, and included in Part II, Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	For the years ended September 30
	2021	2020	2019	2018	2017
Statement of Operations data:
Total investment income	$32,307	$21,522	$46,299	$66,820	$96,256
Base management fees	1,146	6,359	11,190	14,724	17,773
Incentive fees	-	-	-	-	896
All other expenses	12,638	17,883	55,976	40,072	41,309
Management fee waiver	-	-	-	(380)	(48)
Incentive fee waiver	-	-	-	-	(44)
Net investment income/(loss)	18,523	(2,720)	(20,867)	12,404	36,370
Net realized gains/(losses) on investments	(42,486)	(49,979)	(112,173)	(89,221)	(73,086)
Net unrealized appreciation/(depreciation) on investments	25,363	(10,633)	38,498	(32,194)	21,644
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	-	-	-	474	1,092
Loss on extinguishment of debt	(122)	(2,481)	(2,033)	(2,387)	(1,097)
Net increase/(decrease) in net assets resulting from operations	1,278	(65,813)	(96,575)	(110,924)	(15,077)
Per share data:
Net asset value per common share at year end	$57.08	$55.30	$79.46	$117.92	$169.04
Market price at year end	42.90	17.83	51.80	76.40	119.40
Net investment income/(loss)	6.92	(1.00)	(7.66)	4.55	13.35
Net realized and unrealized gains/(losses) on investments	(6.39)	(22.25)	(27.04)	(44.58)	(18.88)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	-	-	-	0.17	0.40
Loss on extinguishment of debt	(0.05)	(0.91)	(0.75)	(0.88)	(0.40)
Net increase/(decrease) in net assets resulting from operations	0.48	(24.16)	(35.45)	(40.74)	(5.53)
Dividends paid	-	-	3.00	10.40	15.20
Statement of Assets and Liabilities data:
Total investments at fair value	$151,640	$246,744	$396,889	$655,430	$836,991
Cash and cash equivalents	69,433	56,522	68,245	75,666	108,572
Other assets	4,019	2,837	21,133	10,500	13,997
Total assets	225,092	306,103	486,267	741,596	959,560
Total liabilities	81,398	155,483	269,834	420,417	499,131
Total net assets	143,694	150,620	216,433	321,179	460,429
Other data:
Weighted average annual yield on debt investments(1)	6.75%	8.50%	9.50%	9.90%	10.80%
Total return based on market value(2)	140.61%	(65.58)%	(29.91)%	(27.82)%	(12.73)%
Total return based on net asset value(3)	(4.60)%	(30.41)%	(29.47)%	(21.29)%	(0.68)%
Number of portfolio companies	42	42	51	67	64

(1)	The weighted average yield is based upon original cost on our income bearing debt investments.

(2)	Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period.
(3)	Total return is historical and assumes changes in NAV, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period.

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

We have evaluated subsequent events from September 30, 2021 through the filing date of this annual report on Form 10-K. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period ended June 30, 2021, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of September 30, 2021, the Company valued its portfolio investments in conformity with U.S. generally accepted accounting principles (“GAAP”) based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic may have caused during the months following our most recent valuation (as of September 30, 2021), any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The longer-term impact of COVID-19 on the operations and the performance of the Company (including certain portfolio companies) is difficult to predict, but may also be adverse. The longer-term potential impact on such operations and performance could depend to a large extent on future developments and actions taken by authorities and other entities to contain COVID-19 and its economic impact. The impacts, as well as the uncertainty over impacts to come, of COVID-19 (including the Delta variant) have adversely affected the performance of the Company and may continue to do so in the future. Further, the potential exists for additional variants of COVID-19, including the Omicron variant, to impede the global economic recovery and exacerbate geographic differences in the spread of, and response to, COVID-19.

Overview

We are an internally-managed non-diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, we have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. Through December 31, 2020, we were an externally managed company. On November 18, 2020, the board of directors of the Company approved the adoption of an internalized management structure, effective January 1, 2021. Since January 1, 2021, we have operated under such internalized management structure.

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

Revenues

We generate revenue in the form of interest income on the debt that we hold and capital gains, if any, on warrants or other equity interests that we may acquire in portfolio companies. We invest our assets primarily in privately held companies with enterprise or asset values between $25 million and $250 million and generally focus on investment sizes of $10 million to $50 million. We believe that pursuing opportunities of this size offers several benefits including reduced competition, a larger investment opportunity set and the ability to minimize the impact of financial intermediaries. We expect our debt investments to bear interest at either a fixed or floating rate. Interest on debt will be payable generally either monthly or quarterly. In some cases our debt investments may provide for a portion of the interest to be PIK. To the extent interest is PIK, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation. The principal amount of the debt and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance or investment management services and possibly consulting fees. Any such fees will be generated in connection with our investments and recognized as earned.

Expenses

In periods prior to December 31, 2020, our primary operating expenses included management and incentive fees pursuant to the investment management agreement we had with MCC Advisors and overhead expenses, including our allocable portion of our administrator’s overhead under the administration agreement, which were paid during the quarter ended March 31, 2021. Our management and incentive fees compensated MCC Advisors for its work in identifying, evaluating, negotiating, closing and monitoring our investments. On November 18, 2020, the board of directors adopted an internally managed structure, effective January 1, 2021, under which we bear all costs and expenses of our operations and transactions, including those relating to:

●	our organization and continued corporate existence;

●	calculating our NAV (including the cost and expenses of any independent valuation firms);

●	expenses incurred in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

●	interest payable on debt, if any, incurred to finance our investments;

●	the costs of all offerings of common stock and other securities, if any;

●	operating costs associated with employing investment professionals and other staff;

●	distributions on our shares;

●	administration fees payable under our administration agreement;

●	amounts payable to third parties relating to, or associated with, making investments;

●	transfer agent and custodial fees;

●	registration fees and listing fees;

●	U.S. federal, state and local taxes;

●	independent director fees and expenses;

●	costs of preparing and filing reports or other documents with the SEC or other regulators;

●	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

●	our fidelity bond;

●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	the operating lease of our office space;

●	indemnification payments; and

●	direct costs and expenses of administration, including audit and legal costs.

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

Portfolio and Investment Activity

As of September 30, 2021 and 2020, our portfolio had a fair market value of approximately $151.6 million and $246.7 million, respectively.

During the year ended September 30, 2021, we received proceeds from sale and settlements of investments of $124.3 million, including principal and dividend proceeds, realized net losses on investments of $42.5 million, and invested $45.3 million, of which $6.5 million was invested in two new portfolio companies and two new securities in an existing portfolio company during the year.

During the year ended September 30, 2020, we received proceeds from sale and settlements of investments of $110.6 million, including principal and dividend proceeds, realized net losses on investments of $50.0 million, and invested $16.8 million.

The following table summarizes the amortized cost and the fair value of our average portfolio company, including until its sale on October 8, 2020, the equity investment in the MCC Senior Loan Strategy JV I LLC (“MCC JV”), which had been our largest portfolio company:

	September 30, 2021		September 30, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$3,100	$2,263	$7,813	$5,875
Largest portfolio company	19,469	26,863	37,987	40,807

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2021 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$136,740	65.7%	$61,934	40.9%
Senior Secured Second Lien Term Loans	2,600	1.3	2,490	1.6
Senior Secured Notes	9,306	4.5	9,270	6.1
Secured Debt	2,500	1.2	2,500	1.6
Unsecured Debt	1,561	0.8	-	-
Equity/Warrants	54,961	26.5	75,446	49.8
Total Investments	$207,668	100.0%	$151,640	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2020 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$178,843	54.5%	$106,463	43.2%
Senior Secured Second Lien Term Loans	15,476	4.7	13,927	5.6
Unsecured Debt	4,601	1.4	2,669	1.1
MCC Senior Loan Strategy JV I LLC	79,888	24.4	41,019	16.6
Equity/Warrants	49,327	15.0	82,666	33.5
Total	$328,135	100.0%	$246,744	100.0%

As of September 30, 2021, our income-bearing investment portfolio based upon cost represented 86.6% of our total portfolio of which 74.6% bore interest based on floating rates, such as the London Interbank Offering Rate (“LIBOR”), while 25.4% bore interest at fixed rates. As of September 30, 2021, the weighted average yield based upon cost of our total portfolio was approximately 6.75%. As of September 30, 2020, the weighted average yield based upon cost of our total portfolio was approximately 8.5%. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

We rate the risk profile of each of our investments based on the following categories:

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

The COVID-19 pandemic impacted our investment ratings, causing downgrades of certain portfolio companies. As the COVID-19 situation continues to evolve, we continue to maintain close communications with our portfolio companies to proactively assess and manage potential risks across our investment portfolio. We have also increased oversight and analysis of credits in vulnerable industries in an attempt to improve loan performance and reduce credit risk

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2021 and 2020 (dollars in thousands):

	September 30, 2021		September 30, 2020
	Fair Value	Percentage	Fair Value	Percentage
1	$-	0.0%	$54,256	22.0%
2	121,508	80.1%	130,742	53.0%
3	13,416	8.8%	40,645	16.5%
4	9,925	6.6%	11,325	4.6%
5	6,791	4.5%	9,776	3.9%
Total	$151,640	100.0%	$246,744	100.0%

Results of Operations

Operating results for the years ended September 30, 2021, 2020, and 2019 are as follows (dollars in thousands):

	For the years ended September 30
	2021	2020	2019
Total investment income	$32,307	$21,522	$46,299
Less: Net expenses	13,784	24,242	67,166
Net investment income/(loss)	18,523	(2,720)	(20,867)
Net realized gains (losses) on investments	(42,486)	(49,979)	(112,173)
Net change in unrealized gains (losses) on investments	25,363	(10,633)	38,498
Loss on extinguishment of debt	(122)	(2,481)	(2,033)
Net increase (decrease) in net assets resulting from operations	$1,278	$(65,813)	$(96,575)

Investment Income

For the year ended September 30, 2021, investment income totaled $32.3 million, of which $29.6 million was attributable to portfolio interest and dividend income, $2.6 million was attributable to fee income, and $0.1 million was attributable to other income.

For the year ended September 30, 2020, investment income totaled $21.5 million, of which $20.8 million was attributable to portfolio interest and dividend income, and $0.7 million to fee income.

For the year ended September 30, 2019, investment income totaled $46.3 million, of which $44.0 million was attributable to portfolio interest and dividend income, and $2.3 million to fee income.

Operating Expenses

Operating expenses for the years ended September 30, 2021, 2020, and 2019 are as follows (dollars in thousands):

	For the years ended September 30
	2021	2020	2019
Base management fees	$1,146	$6,359	$11,190
Interest and financing expenses	5,800	14,935	24,049
General and administrative	1,012	3,285	7,399
Salaries and benefits	1,993	-	-
Administrator expenses	613	2,227	3,324
Insurance	1,620	1,463	623
Directors fees	1,040	1,451	1,258
Professional fees, net	560	(4,768)	19,323
Expenses before waivers and reimbursements	13,784	24,952	67,166
Expense support reimbursement	-	(710)	-
Expenses, net of waivers and reimbursements	$13,784	$24,242	$67,166

For the year ended September 30, 2021, total operating expenses before management and incentive fee waivers decreased by $11.2 million, or 44.8%, compared to the year ended September 30, 2020.

For the year ended September 30, 2020, total operating expenses before management and incentive fee waivers decreased by $42.2 million, or 62.9%, compared to the year ended September 30, 2019.

Effective beginning January 1, 2021, the Company did not incur any management or incentive fees, nor was it subject to expense support arrangements due to its transition to an internal management structure. As a result, there were no management or incentive fee waivers or expense support reimbursements for such period.

Interest and Financing Expenses

Interest and financing expenses for the year ended September 30, 2021 decreased by $9.1 million, or 61.2%, compared to the year ended September 30, 2020. The decrease in interest and financing expenses was primarily due to the full repayment of the 2021 Notes on November 20, 2020 and the completion of the repayment of the Israeli Notes (as defined below) on April 14, 2020.

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

Base Management Fees and Incentive Fees

Base management fees for the year ended September 30, 2021 decreased by $5.2 million, or 82.0%, compared to the year ended September 30, 2020 as, since January 1, 2021, the Company no longer incurs management fees under its current internalized structure.

Base management fees for the year ended September 30, 2020 decreased by $4.8 million, or 43.2%, compared to the year ended September 30, 2019 principally due to the decline in our gross assets during the period.

No incentive fees were paid for the year ended September 30, 2021 or the year ended September 30, 2020. Since January 1, 2021, the Company no longer incurs incentive fees under its current internalized structure.

Professional Fees and Other General and Administrative Expenses

Professional fees and general and administrative expenses for the year ended September 30, 2021 increased by $3.1 million, or 206.0%, compared to the year ended September 30, 2020 primarily due to a decrease in the insurance proceeds received in the year ended September 30, 2021 which offset legal expenses.

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

During the year ended September 30, 2021, we recognized $42.5 million of realized losses on our portfolio investments. The realized losses were primarily due to the sale of the MCC JV in the first fiscal quarter of 2021.

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

During the year ended September 30, 2021, the Company recognized a net loss on extinguishment of debt of $0.1 million, which was due to the Company’s $74.0 million repayment of the 2021 Notes on November 20, 2020.

During the year ended September 30, 2020, the Company recognized a net loss on extinguishment of debt of $2.5 million, which was due to the Company’s $34.1 million repayment of the Israeli Notes on December 31, 2019, $34.9 million repayment of the Israeli Notes on March 31, 2020 and $21.1 million repayment of the Israeli Notes on April 14, 2020.

During the year ended September 30, 2019, the Company recognized a net loss on extinguishment of debt of $2.0 million, which was primarily due to a loss on extinguishment of debt of $1.8 million from the pre-payment of $135.0 million of SBA Debentures in connection with SBIC LP’s surrender of its SBIC license and a $0.2 million loss on extinguishment of debt from the $12.0 million partial redemption of the 2023 Notes.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio.

For the year ended September 30, 2021, we had $25.3 million of net unrealized appreciation on investments. The net unrealized appreciation was comprised of $54.8 million of net unrealized depreciation on investments and $80.1 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized, partially sold, or written-off during the year.

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

Provision for Deferred Taxes on Unrealized Depreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the years ended September 30, 2021, 2020 and 2019, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

Changes in Net Assets from Operations

For the year ended September 30, 2021, we recorded a net increase in net assets resulting from operations of $1.2 million compared to a net decrease in net assets resulting from operations of $65.8 million for the year ended September 30, 2020, and a net decrease in net assets resulting from operations of $96.6 million for the year ended September 30, 2019 as a result of the factors discussed above. Based on 2,677,891, 2,723,709, and 2,723,709 weighted average common shares outstanding for the years ended September 30, 2021, 2020, and 2019, respectively, our per share net increase (decrease) in net assets resulting from operations was $0.46, $(24.16) and $(35.46) for the years ended September 30, 2021, 2020, and 2019, respectively.

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

As of September 30, 2021, we had $69.4 million in cash and cash equivalents.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2021 and 2020, we had commitments under loan and financing agreements to fund up to $4.9 million to six portfolio companies and $3.9 million to five portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2021 and 2020 is shown in the table below (dollars in thousands):

	September 30, 2021	September 30, 2020
Redwood Services Group, LLC - Revolver	$1,575	$1,050
1888 Industrial Services, LLC - Revolver	1,078	1,078
Alpine SG - Revolver	1,000	-
Kemmerer Operations, LLC - Delayed Draw Term Loan	908	908
NVTN LLC - DDTL	220	220
Black Angus Steakhouses, LLC - Super Priority DDTL	167	-
DataOnline Corp. - Revolver	-	179
NVTN LLC - Super Priority DDTL	-	500
Total unfunded commitments	$4,948	$3,935

We entered into an investment management agreement with MCC Advisors on January 11, 2011 (the “Investment Management Agreement”) in accordance with the 1940 Act. The Investment Management Agreement became effective upon the pricing of our initial public offering. Under the Investment Management Agreement, MCC Advisors agreed to provide us with investment advisory and management services. For these services, we agreed to pay a base management fee equal to a percentage of our gross assets and an incentive fee based on our performance.

We also entered into an administration agreement with MCC Advisors as our administrator. The administration agreement became effective upon the pricing of our initial public offering. Under the administration agreement, MCC Advisors agreed to furnish us with office facilities and equipment, provide us clerical, bookkeeping and record keeping services at such facilities and provide us with other administrative services necessary to conduct our day-to-day operations. MCC Advisors also provided on our behalf significant managerial assistance to those portfolio companies to which we are required to provide such assistance while the Investment Management Agreement and administration agreement were in effect.

The Investment Management Agreement and administration agreement expired at the close of business on December 31, 2020, in connection with the Company’s adoption of an internalized management structure.

As of September 30, 2021, the future fixed commitments for cash payments in connection with our Notes due 2023 and rent obligations under our office lease for each of the next five years and thereafter are as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
2023 Notes	$-	$(77,846,800)	$-	$-	$-	$-	$(77,846,800)
Operating Lease Obligation (1)	(84,000)	(144,000)	(144,000)	(144,000)	(144,000)	(24,000)	(684,000)
Total contractual obligations	$(84,000)	$(77,990,800)	$(144,000)	$(144,000)	$(144,000)	$(24,000)	$(78,530,800)

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

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

Distributions

We have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, in any taxable year with respect to which we timely distribute at least 90 percent of the sum of our (i) investment company taxable income (which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses) determined without regard to the deduction for dividends paid and (ii) net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions), we (but not our stockholders) generally will not be subject to U.S. federal income tax on investment company taxable income and net capital gains that we distribute to our stockholders. We intend to distribute annually all or substantially all of such income, but we may also elect to periodically spill over certain excess undistributed taxable income from one tax year to the next tax year. To the extent that we retain our net capital gains or any investment company taxable income, we will be subject to U.S. federal income tax. We may choose to retain our net capital gains or any investment company taxable income, and pay the associated federal corporate income tax or excise tax, described below.

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

There were no dividend distributions during the year ended September 30, 2021.

Related Party Transactions

Concurrent with the pricing of our IPO, we entered into a number of business relationships with affiliated or related parties, including the following:

●	We entered into the Investment Management Agreement with MCC Advisors on January 11, 2011, which expired December 31, 2020. Mr. Brook Taube, Chairman and Chief Executive Officer through December 31, 2020 and director through January 21, 2021 and Mr. Seth Taube, director through January 21, 2021, are both affiliated with MCC Advisors and Medley.

●	Through December 31, 2020, MCC Advisors provided us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our administration agreement. We reimbursed MCC Advisors for the allocable portion (subject to the review and approval of our board of directors) of overhead and other expenses incurred by it in performing its obligations under the administration agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs.

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

In addition, we have adopted a formal business code of conduct and ethics that governs the conduct of our CEO, CFO, chief accounting officer (which role is currently fulfilled by our CFO) and controller (Covered Officers). Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware General Corporation Law. Our Code of Business Conduct and Ethics requires that all Covered Officers promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between an individual’s personal and professional relationships. Pursuant to our Code of Business Conduct and Ethics, each Covered Officer must disclose to the Company’s CCO any conflicts of interest, or actions or relationships that might give rise to a conflict. Any approvals or waivers under our Code of Business Conduct and Ethics must be considered by the disinterested directors.

Investment Management Agreement

We entered into an investment management agreement with MCC Advisors on January 11, 2011 (the “Investment Management Agreement”), which expired December 31, 2020.

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

On January 15, 2020, the Company’s board of directors, including all of the independent directors, approved the renewal of the Investment Management Agreement through the later of April 1, 2020 or so long as the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra (the “Amended MCC Merger Agreement”) was in effect, but no longer than a year; provided that, if the Amended MCC Merger Agreement is terminated by Sierra, then the termination of the Investment Management Agreement would be effective on the 30th day following receipt of Sierra’s notice of termination to the Company. On May 1, 2020, the Company received a notice of termination of the Amended MCC Merger Agreement from Sierra. Under the Amended MCC Merger Agreement, either party was permitted, subject to certain conditions, to terminate the Amended MCC Merger Agreement if the merger was not consummated by March 31, 2020. Sierra elected to do so on May 1, 2020. As result of the termination by Sierra of the Amended MCC Merger Agreement on May 1, 2020, the Investment Management Agreement would have been terminated effective as of May 31, 2020. On May 21, 2020, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through the end of the then-current quarter, June 30, 2020. On June 12, 2020, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through September 30, 2020. On September 29, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through December 31, 2020. Mr. Brook Taube, Chairman and Chief Executive Officer through December 31, 2020 and director through January 21, 2021 and Mr. Seth Taube, director through January 21, 2021 are affiliated with MCC Advisors and Medley.

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

With respect to investments for which market quotations are not readily available, our board of directors undertake a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process generally begins with each investment being initially valued by a Valuation Firm.

●	Preliminary valuation conclusions will then be documented and discussed with senior management.

●	The audit committee of the board of directors reviews the preliminary valuations with management and the Valuation Firms.

●	The board of directors discusses the valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of management, the respective Valuation Firms and the audit committee.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At September 30, 2021, certain investments in 9 portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $13.9 million, or 9.2% of the fair value of our portfolio. At September 30, 2020, certain investments in eight portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $21.7 million, or 8.8% of the fair value of our portfolio. At September 30, 2019, certain investments in seven portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $22.3 million, or 5.6% of the fair value of our portfolio.

Federal Income Taxes

The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code and it intends to operate in a manner so as to maintain its RIC tax treatment. To do so, among other things, the Company is required to meet certain source of income and asset diversification requirements and must timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including PIK, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year. The Company will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its net ordinary income for any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

Because federal income tax requirements differ from GAAP, distributions in accordance with tax requirements may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

Recent Developments

On November 9, 2021, the Company entered into an underwriting agreement, by and between the Company and Oppenheimer & Co. Inc., as representative of the several underwriters named in Exhibit A thereto, in connection with the issuance and sale (the “Offering”) of $57,500,000 (including the underwriters’ option to purchase up to $7,500,000 aggregate principal amount) in aggregate principal amount of its 5.25% Notes due 2028 (the “2028 Notes”). The Offering occurred on November 15, 2021, pursuant to the Company’s effective shelf registration statement on Form N-2 previously filed with the SEC, as supplemented by a preliminary prospectus supplement dated November 8, 2021, the pricing term sheet dated November 9, 2021 and a final prospectus supplement dated November 9, 2021. Effective November 16, 2021, the 2028 Notes began trading on the NASDAQ Global Market under the trading symbol “PFXNZ.”

On November 15, 2021, the Company and U.S. Bank National Association, as trustee entered into a Fourth Supplemental Indenture to its base Indenture, dated February 7, 2012, between the Company and the Trustee. The Fourth Supplemental Indenture relates to the Offering of the 2028 Notes.

On November 15, 2021, the Company caused notices to be issued to the holders of the 2023 Notes regarding the Company’s exercise of its option to redeem $55,325,000 in aggregate principal amount of the issued and outstanding 2023 Notes on December 16, 2021.

Subsequent to fiscal year ended September 30, 2021, the COVID-19 pandemic continues and may further continue to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. The Company cannot predict the extent to which its financial condition and results of operations will be affected. The potential impact to our results will depend to an extent on future developments and new information that may emerge regarding the duration and lasting severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business. Further, the potential exists for additional variants of COVID-19, including the Omicron variant, to impede the global economic recovery and exacerbate geographic differences in the spread of, and response to, COVID-19.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended September 30, 2021, we did not engage in hedging activities.

As of September 30, 2021, 58.1% of our income-bearing investment portfolio bore interest based on floating rates based upon fair value. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to any income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. The composition of our floating rate debt investments by cash interest rate LIBOR floor as of September 30, 2021 was as follows (dollars in thousands):

	September 30, 2021
LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$-	-%
1% to under 2%	59,323	100.0
2% to under 3%	-	-
No Floor	-	-
Total	$59,323	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2021, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Change in Interest Rates	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
Up 300 basis points	$6,500	$(2,300)	$4,200
Up 200 basis points	4,300	(1,600)	2,700
Up 100 basis points	2,200	(800)	1,400
Down 100 basis points	(2,200)	800	(1,400)
Down 200 basis points	(4,300)	1,600	(2,700)
Down 300 basis points	(6,500)	2,300	(4,200)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PhenixFIN Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of PhenixFIN Corporation (the Company), including the consolidated schedules of investments, as of September 30, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2021 in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2021 and 2020, by correspondence with the custodians, directly with designees of the portfolio companies, debt agents and brokers, as applicable, or by other appropriate auditing procedures where replies were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of investments using significant unobservable inputs and assumptions

Description of the Matter

At September 30, 2021, the fair value of the Company’s investments categorized as Level 3 within the fair value hierarchy (Level 3 investments) totaled $115.8 million.

As further described in Notes 2 and 4 to the Company’s consolidated financial statements, management determines the fair value of Level 3 investments by using valuation methodologies (e.g., market or income approach) and associated techniques including, among others, valuations of comparable public companies, recent sales of private and public comparable companies, discounted cash flows, and/or enterprise value analysis. These techniques require management to make judgments about the significant unobservable inputs and assumptions including, among others, market yields, EBITDA multiples, and revenue multiples.

Auditing the fair value of the Company’s Level 3 investments is complex, as the unobservable inputs and assumptions used by the Company require significant management judgment or estimation and have a significant effect on the fair value measurements of such investments. Also, applying audit procedures to address the estimation uncertainty involves a high degree of auditor subjectivity.

How We Addressed the Matter in Our Audit

Our audit procedures performed to test the fair value of the Company’s Level 3 investments included, among others and on a sample basis, evaluating the Company’s valuation methodologies and significant unobservable inputs and assumptions used in the valuations, as well as testing the mathematical accuracy of the Company’s valuation models utilized to calculate the fair value.

For a sample of Level 3 investments, we obtained and reviewed management’s valuation models and compared the significant portfolio company-specific inputs used in the models to credit agreements, underlying source documents, and/or portfolio company financial information provided to the Company by the investees, as applicable. We assessed whether the significant unobservable inputs and assumptions used by the Company were developed in a manner consistent with its valuation policies. We also evaluated the appropriateness of the inputs and assumptions used in the fair value estimates by comparing them to portfolio company financial information and/or available market information and evaluated the appropriateness of any significant adjustments.

Additionally, for a sample of Level 3 investments and with the assistance of our valuation specialists, we developed independent fair value estimates to compare to the Company’s fair value measurements by using market information from third-party sources, such as market multiples and market yields, and/or portfolio company financial information, as applicable.

We searched for and evaluated information that corroborated or contradicted the Company's significant unobservable inputs and assumptions. We also evaluated subsequent events and transactions and considered whether they corroborated or contradicted the Company's year-end valuations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

New York, New York

December 20, 2021

PHENIXFIN CORPORATION

Consolidated Statements of Assets and Liabilities

	September 30, 2021	September 30, 2020
Assets:
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $92,214,167 and $117,360,954, respectively)	$84,152,678	$114,321,948
Affiliated investments (amortized cost of $75,963,427 and $92,898,755, respectively)	57,595,245	84,873,023
Controlled investments (amortized cost of $39,490,097 and $117,874,821, respectively)	9,891,860	47,548,578
Total Investments at fair value	151,639,783	246,743,549
Cash and cash equivalents	69,433,256	56,522,148
Receivables:
Fees receivable	1,872,700	119,028
Interest receivable	371,576	624,524
Paydown receivable	292,015	-
Dividends receivable	81,211	-
Other assets	1,401,746	2,093,559
Total Assets	$225,092,287	$306,102,808

Liabilities:
Notes payable (net of debt issuance costs of $412,795 and $905,624, respectively)	$77,434,005	$150,960,662
Due to broker	1,586,000	-
Accounts payable and accrued expenses	1,416,524	2,108,225
Due to affiliates	280,323	53,083
Administrator expenses payable (see Note 6)	67,920	156,965
Management and incentive fees payable (see Note 6)	-	1,392,022
Interest and fees payable	-	801,805
Deferred revenue	-	10,529
Other liabilities	613,534	-
Total Liabilities	81,398,306	155,483,291

Commitments and Contingencies (see Note 8)

Net Assets:
Common Shares, $0.001 par value; 5,000,000 shares authorized; 2,723,709 shares issued; 2,517,221 and 2,723,709 common shares outstanding, respectively	2,517	2,724
Capital in excess of par value	688,866,642	672,381,617
Total distributable earnings (loss)	(545,175,178)	(521,764,824)
Total Net Assets	143,693,981	150,619,517
Total Liabilities and Net Assets	$225,092,287	$306,102,808

Net Asset Value Per Common Share	$57.08	$55.30

See accompanying notes to consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Operations

	For the Years Ended September 30
	2021	2020	2019
Interest Income:
Interest from investments
Non-controlled, non-affiliated investments:
Cash	$5,974,807	$9,137,394	$25,368,027
Payment in-kind	609,964	863,744	1,755,260
Affiliated investments:
Cash	1,099,809	1,182,294	2,197,555
Payment in-kind	327,804	2,425,557	2,604,279
Controlled investments:
Cash	75,000	84,505	337,956
Payment in-kind	-	500,767	2,800,890
Total interest income	8,087,384	14,194,261	35,063,967
Dividend income	21,564,348	6,256,250	8,218,480
Interest from cash and cash equivalents	10,402	378,077	712,017
Fee income (see Note 9)	2,566,519	692,988	2,304,287
Other income	78,204	-	-
Total Investment Income	32,306,857	21,521,576	46,298,751

Expenses:
Base management fees (see Note 6)	1,146,403	6,358,750	11,189,646
Interest and financing expenses	5,800,100	14,935,017	24,049,485
General and administrative expenses	1,012,147	3,285,259	7,398,534
Salaries and benefits	1,993,277	-	-
Administrator expenses (see Note 6)	612,983	2,226,831	3,323,989
Insurance expenses	1,619,536	1,463,391	623,064
Directors fees	1,039,717	1,451,077	1,258,378
Professional fees, net (see Note 8)	559,975	(4,768,050)	19,323,082
Expenses before expense support reimbursement and management and incentive fee waivers	13,784,138	24,952,275	67,166,178
Expense support reimbursement (see Note 6)	-	(710,294)	-
Total expenses net of expense support reimbursement and management and incentive fee waivers	13,784,138	24,241,981	67,166,178
Net Investment Income	18,522,719	(2,720,405)	(20,867,427)

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	7,747,672	(9,973,416)	(24,762,224)
Affiliated investments	(10,088,405)	(928,990)	(7,670,970)
Controlled investments	(40,144,795)	(39,076,425)	(79,739,742)
Total net realized gains (losses)	(42,485,528)	(49,978,831)	(112,172,936)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(5,022,484)	9,898,237	20,727,499
Affiliated investments	(10,342,450)	2,648,353	(6,864,255)
Controlled investments	40,728,006	(23,178,993)	24,634,707
Total net change in unrealized gains (losses)	25,363,072	(10,632,403)	38,497,951
Loss on extinguishment of debt (see Note 5)	(122,355)	(2,481,374)	(2,032,655)
Total realized and unrealized gains (losses)	(17,244,811)	(63,092,608)	(75,707,640)

Net Increase (Decrease) in Net Assets Resulting from Operations	$1,277,908	$(65,813,013)	$(96,575,067)

Weighted Average Basic and diluted earnings per common share	$0.48	$(24.16)	$(35.46)
Weighted Average Basic and diluted net investment income (loss) per common share	$6.92	$(1.00)	$(7.66)
Weighted Average Common Shares Outstanding - Basic and Diluted (see Note 11)	2,677,891	2,723,709	2,723,709
Dividends Declared per Common Share	$-	$-	$3.00

See accompanying notes to consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Changes in Net Assets

	Common Stock			Total
	Shares	Par Amount	Capital in Excess of Par Value	Distributable Earnings/(Loss)	Total Net Assets
Balance at September 30, 2018	2,723,709	$2,724	$698,638,520	$(377,462,517)	$321,178,727

OPERATIONS
Net investment income (loss)	-	-	-	(20,867,427)	(20,867,427)
Net realized gains (losses) on investments	-	-	-	(112,172,936)	(112,172,936)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	38,497,951	38,497,951
Net loss on extinguishment of debt	-	-	-	(2,032,655)	(2,032,655)
SHAREHOLDER DISTRIBUTIONS
Return of Capital	-	-	(8,171,130)	-	(8,171,130)
Tax reclassification of shareholders’ equity in accordance with generally accepted accounting principles	-	-	(16,882,923)	16,882,923	-
Total Increase (Decrease) in Net Assets	-	-	(25,054,053)	(79,692,144)	(104,746,197)
Balance at September 30, 2019	2,723,709	2,724	673,584,467	(457,154,661)	216,432,530

OPERATIONS
Net investment income (loss)	-	-	-	(2,720,405)	(2,720,405)
Net realized gains (losses) on investments	-	-	-	(49,978,831)	(49,978,831)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(10,632,403)	(10,632,403)
Net loss on extinguishment of debt	-	-	-	(2,481,374)	(2,481,374)
SHAREHOLDER DISTRIBUTIONS
Tax reclassification of shareholders’ equity in accordance with generally accepted accounting principles	-	-	(1,202,850)	1,202,850	-
Total Increase (Decrease) in Net Assets	-	-	(1,202,850)	(64,610,163)	(65,813,013)
Balance at September 30, 2020	2,723,709	2,724	672,381,617	(521,764,824)	150,619,517

OPERATIONS
Net investment income (loss)	-	-	-	18,522,719	18,522,719
Net realized gains (losses) on investments	-	-	-	(42,485,528)	(42,485,528)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	25,363,072	25,363,072
Net loss on extinguishment of debt	-	-	-	(122,355)	(122,355)
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(206,488)	(207)	(8,203,237)	-	(8,203,444)
Tax reclassification of shareholders’ equity in accordance with generally accepted accounting principles	-	-	24,688,262	(24,688,262)	-
Total Increase (Decrease) in Net Assets	(206,488)	(207)	16,485,025	(23,410,354)	(6,925,536)
Balance at September 30, 2021	2,517,221	$2,517	$688,866,642	$(545,175,178)	$143,693,981

See accompanying notes to consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Cash Flows

	For the Years Ended September 30
	2021	2020	2019

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$1,277,908	$(65,813,013)	$(96,575,067)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investment increases due to payment-in-kind interest	(937,768)	(4,211,154)	(9,606,292)
Net amortization of premium (discount) on investments	(44,455)	(118,290)	(286,665)
Amortization of debt issuance cost	363,812	2,870,483	3,022,516
Net realized (gain) loss from investments	42,485,528	49,978,831	112,172,936
Net unrealized (appreciation) depreciation on investments	(25,363,072)	10,632,403	(38,497,951)
Proceeds from sale and settlements of investments	124,303,888	110,627,326	261,233,495
Purchases, originations and participations	(45,340,354)	(16,763,667)	(66,474,607)
Loss on extinguishment of debt	122,355	2,481,374	2,032,655
(Increase) decrease in operating assets:
Other assets (1)	1,305,347	880,172	446,711
Interest receivable	252,948	967,883	4,784,670
Receivable for dispositions and investments sold	-	419,299	(259,042)
Receivable for paydowns	(292,015)	-	-
Fees receivable	(1,753,672)	(10,723)	78,971
Dividends receivable	(81,211)	-	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(691,701)	(9,848,530)	9,020,922
Interest and fees payable	(801,805)	(2,102,943)	(375,270)
Management and incentive fees payable, net	(1,392,022)	(839,153)	(1,116,499)
Administrator expenses payable	(89,045)	(704,820)	53,239
Deferred revenue	(10,529)	(93,054)	(88,569)
Due to affiliate	227,240	8,746	5,286
Due to broker	1,586,000	-	-
Net cash provided by (used in) operating activities	95,127,377	78,361,170	179,571,439
Paydowns on debt	(74,012,825)	(106,122,925)	(163,122,780)
Debt issuance costs paid	-	-	(14,361)
Payments of cash dividends	-	-	(8,171,130)
Offering costs paid	-	-	354,754
Repurchase of common shares	(8,203,444)	-	-
Net cash provided by (used in) financing activities	(82,216,269)	(106,122,925)	(170,953,517)
Net increase (decrease) in cash and cash equivalents	12,911,108	(27,761,755)	8,617,922
Cash and cash equivalents, beginning of period	56,522,148	84,283,903	75,665,981
Cash and cash equivalents, end of period	$69,433,256	$56,522,148	$84,283,903

Supplemental information:
Interest paid during the year	$6,601,905	$14,167,477	$21,402,239
Supplemental non-cash information:
Non-cash purchase of investments	$-	$12,950,924	$20,576,235
Non-cash sale of investments	$-	$12,950,924	$20,528,752

Cash	$69,433,256	$56,522,148	$68,245,213
Restricted Cash	-	-	16,038,690
Total cash and restricted cash shown in the statement of cash flows	$69,433,256	$56,522,148	$84,283,903

(1)	Excludes non-cash recognition of a right of use asset of $613,534.

See accompanying notes to consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2021

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

Alpine SG, LLC (8)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	$4,715,808	$4,715,809	$4,715,809	3.29%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	472,087	472,087	472,087	0.33%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	2,277,293	2,277,293	2,277,293	1.58%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	4,174,037	4,107,317	4,174,037	2.90%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	2,999,802	2,946,540	2,999,802	2.09%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	1,000,000	982,916	1,000,000	0.70%
				15,639,027	15,501,962	15,639,028	10.89%

Autosplice, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash & 2.00% PIK, 1.00% LIBOR Floor)(14)	4/30/2022	11,826,036	11,826,036	11,826,036	8.23%
				11,826,036	11,826,036	11,826,036	8.23%

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		1	416,250	-	0.00%
				1	416,250	-	0.00%

Chimera Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 117,310 Class C Preferred Units(17)(20)		117,310	2,884,724	3,019,559	2.10%
				117,310	2,884,724	3,019,559	2.10%

Cleaver-Brooks, Inc.	Manufacturing	7.875% Senior Secured Notes(18)	3/1/2023	9,364,000	9,306,052	9,270,360	6.45%
				9,364,000	9,306,052	9,270,360	6.45%

CM Finance SPV, LLC	Energy: Oil & Gas	Unsecured Debt(10)		101,463	101,463	-	0.00%
				101,463	101,463	-	0.00%

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	7/28/2025	2,607,062	2,599,906	2,489,744	1.73%
				2,607,062	2,599,906	2,489,744	1.73%

DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	11/13/2025	4,912,500	4,912,500	4,863,375	3.39%
		Revolving Credit Facility (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(16)	11/13/2025	714,286	714,286	707,143	0.49%
				5,626,786	5,626,786	5,570,518	3.88%

Dividend and Income Fund(11)	Banking, Finance, Insurance & Real Estate	Equity - 87,483 Common Units(17)		87,483	1,281,845	1,275,502	0.89%
				87,483	1,281,845	1,275,502	0.89%

Dream Finders Homes, LLC(11)	Construction & Building	Preferred Equity (8.00% PIK)		4,905,011	4,905,011	4,757,860	3.31%
				4,905,011	4,905,011	4,757,860	3.31%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)(10)		4,049,398	4,049,398	2,956,061	2.06%
		Equity - 150 Common Units		150	-	-	0.00%
				4,049,548	4,049,398	2,956,061	2.06%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		380	151,337	-	0.00%
				380	151,337	-	0.00%

Great AJAX Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 253,651 Common Units(17)		253,651	3,316,414	3,421,752	2.38%
				253,651	3,316,414	3,421,752	2.38%

Invesco Mortgage Capital, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 205,000 Class C Preferred Units(17)(21)		205,000	5,035,506	5,217,250	3.63%
				205,000	5,035,506	5,217,250	3.63%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(18)		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

MFA Financial, Inc.	Banking, Finance, Insurance & Real Estate	Equity - 31,692 Class C Preferred Units(17)(24)		31,692	762,171	778,989	0.54%
				31,692	762,171	778,989	0.54%

New Residential Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 206,684 Class B Preferred Units(17)(22)		206,684	5,129,170	5,206,370	3.62%
				206,684	5,129,170	5,206,370	3.62%

New York Mortgage Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 165,000 Class E Preferred Units(17)(23)		165,000	4,102,076	4,182,750	2.91%
				165,000	4,102,076	4,182,750	2.91%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(15)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt (4.50% Cash)(12)	10/2/2023	532,671	532,671	-	0.00%
		Unsecured Debt (4.50% Cash)(12)	4/1/2024	704,762	704,762	-	0.00%
				1,237,433	1,237,433	-	0.00%

Redwood Services Group, LLC(8)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(16)	6/6/2023	175,000	175,000	175,000	0.12%
				175,000	175,000	175,000	0.12%

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (9.00% Cash)(10)	8/1/2022	233,750	222,544	-	0.00%
				233,750	222,544	-	0.00%

Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		3,434,170	566,475	-	0.00%
				3,434,170	566,475	-	0.00%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		700,000	700,000	-	0.00%
				700,000	700,000	-	0.00%

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		263,814	263,814	-	0.00%
				263,814	263,814	-	0.00%

Thryv Holdings, Inc.(11)	Services: Business	Senior Secured First Lien Term Loan B (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	3/1/2026	5,770,000	5,610,988	5,863,763	4.08%
				5,770,000	5,610,988	5,863,763	4.08%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units		5,441	302,464	64,167	0.05%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	6,506	361,667	76,727	0.05%
				11,947	664,131	140,894	0.10%

Walker Edison Furniture Company LLC	Consumer goods: Durable	Equity - 10,244 Common Units		10,244	1,500,000	2,361,242	1.64%
				10,244	1,500,000	2,361,242	1.64%

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(9)		518,283	518,283	-	0.00%
				518,283	518,283	-	0.00%

Wingman Holdings, Inc. (f/k/a Crow Precision Components, LLC)	Aerospace & Defense	Equity - 350 Common Units		350	700,000	-	0.00%
				350	700,000	-	0.00%

Subtotal Non-Controlled/Non-Affiliated Investments				$75,318,491	$92,214,167	$84,152,678	58.56%

Affiliated Investments:(6)

1888 Industrial Services, LLC(8)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(10)(14)	9/30/2021(25)	$9,946,741	$9,473,066	$-	0.00%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(10)(14)	9/30/2021(25)	25,937,520	19,468,870	-	0.00%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00%, 1.00% LIBOR Floor)(14)	9/30/2021(25)	1,231,932	1,191,257	24,637	0.02%
		Revolving Credit Facility (LIBOR +5.00% PIK, 1.00% LIBOR Floor)(14)(16)	9/30/2021(25)	3,554,069	3,554,069	3,554,069	2.47%
		Equity - 17,493.63 Class A Units		-	-	-	0.00%
				40,670,262	33,687,262	3,578,706	2.49%

Black Angus Steakhouses, LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	6/30/2022	758,929	758,929	758,929	0.53%
		Senior Secured First Lien Term Loan (LIBOR + 9.00% PIK, 1.00% LIBOR Floor)(10)(13)	6/30/2022	8,412,596	7,767,533	2,279,814	1.59%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)(16)	6/30/2022	1,500,000	1,500,000	1,500,000	1.04%
				10,671,525	10,026,462	4,538,743	3.16%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Caddo Investors Holdings 1 LLC(11)	Forest Products & Paper	Equity - 6.15% Membership Interest(19)		2,528,826	2,528,826	3,454,786	2.40%
				2,528,826	2,528,826	3,454,786	2.40%

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(10)(15)	12/31/2021	12,109,957	7,328,568	-	0.00%
		Equity - 12,350,000 Class A Units		12,350,000	-	-	0.00%
				24,459,957	7,328,568	-	0.00%

JFL-NGS Partners, LLC	Construction & Building	Equity - 57,300 Class B Units		57,300	57,300	26,862,813	18.69%
				57,300	57,300	26,862,813	18.69%

JFL-WCS Partners, LLC	Environmental Industries	Equity - 129,588 Class B Units		129,588	129,588	8,099,949	5.64%
				129,588	129,588	8,099,949	5.64%

Kemmerer Operations, LLC(8)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	2,381,985	2,381,985	2,360,547	1.64%
		Senior Secured First Lien Delayed Draw Term Loan (15.00% PIK)(16)	6/21/2023	163,915	163,915	162,441	0.11%
		Equity - 6.7797 Common Units		7	962,717	553,746	0.39%
				2,545,907	3,508,617	3,076,734	2.14%

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(10)(13)	10/11/2021	5,805,894	5,805,894	2,249,835	1.57%
		Senior Secured First Lien Term Loan B (LIBOR + 13.00% PIK, 1.00% LIBOR Floor)(10)(13)	10/11/2021	7,646,823	6,483,741	-	0.00%
		Warrants - 7.68% of Outstanding Equity		123,867	499,751	-	0.00%
				13,576,584	12,789,386	2,249,835	1.57%

URT Acquisition Holdings Corporation	Services: Business	Warrants		28,912	-	920,000	0.64%
				28,912	-	920,000	0.64%

US Multifamily, LLC (11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	12/31/2022	2,577,418	2,577,418	2,577,418	1.79%
		Equity - 33,300 Preferred Units		33,300	3,330,000	2,236,261	1.56%
				2,610,718	5,907,418	4,813,679	3.35%

Subtotal Affiliated Investments				$97,279,579	$75,963,427	$57,595,245	40.08%

Controlled Investments:(7)

FlexFIN LLC	Services: Business	Equity Interest		$2,500,000	$2,500,000	$2,500,000	1.74%
				2,500,000	2,500,000	2,500,000	1.74%

NVTN LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(10)(13)(16)	12/31/2024	6,565,875	6,565,875	6,414,860	4.47%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(13)(16)	12/31/2024	1,000,000	998,150	977,000	0.68%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(10)(13)	12/31/2024	14,963,195	12,305,096	-	0.00%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(10)(13)	12/31/2024	10,014,223	7,570,054	-	0.00%
		Equity - 787.4 Class A Units		9,550,922	9,550,922	-	0.00%
				42,094,215	36,990,097	7,391,860	5.15%

Subtotal Control Investments				$44,594,215	$39,490,097	$9,891,860	6.89%

	Total Investments, September 30, 2021			$217,192,285	$207,667,691	$151,639,783	105.53%

The accompanying notes are an integral part of these consolidated financial statements.

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.
(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $55,318,330.
The tax cost basis of investments is $206,958,113 as of September 30, 2021.
(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $143,693,981 as of September 30, 2021.
(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)	The investment has an unfunded commitment as of September 30, 2021 (see Note 8), and fair value includes the value of any unfunded commitments.
(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.
(10)	The investment was on non-accrual status as of September 30, 2021.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2021, 20.18% of the Company’s portfolio investments were non-qualifying assets.
(12)	Security is non-income producing.
(13)	The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (“LIBOR”) floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2021 was 0.08%.
(14)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2021 was 0.13%.
(15)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2021 was 0.13%.
(16)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2021, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(17)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2021 (see Note 4).
(18)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2021 (see Note 4).
(19)	As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment.
(20)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 4.743% spread on 9/30/2025.
(21)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.29% spread on 9/27/2027.
(22)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.64% spread on 8/15/2024.
(23)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 6.429% spread on 1/15/2025.
(24)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.345% spread on 3/31/2025.
(25)	The maturity date was extended to May 1, 2023 subsequent to September 30, 2021.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2020

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Non-Controlled/Non-Affiliated Investments:

Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)	11/16/2022	4,715,809	4,715,809	4,466,815	3.0%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	11/16/2022	472,087	472,087	472,087	0.3%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)	11/16/2022	2,277,293	2,277,293	2,157,052	1.4%
		Revolving Credit Facility (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(13)(15)	11/16/2022	1,000,000	1,000,000	947,200	0.6%
				8,465,189	8,465,189	8,043,154

American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	9/25/2023	4,387,500	4,387,500	3,948,750	2.6%
				4,387,500	4,387,500	3,948,750

Autosplice, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash, 1.00% LIBOR Floor)(13)	12/17/2021	12,780,349	12,780,349	11,898,505	7.9%
				12,780,349	12,780,349	11,898,505

Avantor, Inc.(10)	Wholesale	Equity - 545,931 Common Units(16)		—	9,553,793	12,277,988	8.2%
				—	9,553,793	12,277,988

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		—	416,250	—	0.0%
				—	416,250	—

CM Finance SPV, LLC	Banking, Finance, Insurance & Real Estate	Unsecured Debt	6/24/2021	101,463	101,463	101,463	0.1%
				101,463	101,463	101,463

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(12)	7/28/2025	2,607,062	2,598,252	2,219,392	1.5%
				2,607,062	2,598,252	2,219,392

Crow Precision Components, LLC	Aerospace & Defense	Equity - 350 Common Units		—	700,000	723,131	0.5%
				—	700,000	723,131

CT Technologies Intermediate Holdings, Inc.(11)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	12/1/2022	7,500,000	7,500,000	6,832,500	4.5%
				7,500,000	7,500,000	6,832,500

DataOnline Corp.(7)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	11/13/2025	4,962,500	4,962,500	4,786,331	3.2%
		Revolving Credit Facility (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)(15)	11/13/2025	535,714	535,714	510,357	0.3%
				5,498,214	5,498,214	5,296,688

Dream Finders Homes, LLC	Construction & Building	Preferred Equity (8.00% PIK)		4,531,472	4,531,472	3,928,786	2.6%
				4,531,472	4,531,472	3,928,786

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)		3,969,998	3,969,998	3,969,998	2.6%
		Equity - 150 Common Units		—	—	1,960,830	1.3%
				3,969,998	3,969,998	5,930,828

Global Accessories Group, LLC(11)	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		—	151,337	—	0.0%
				—	151,337	—

Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 7.37% Cash, 1.00% LIBOR Floor)(13)	6/27/2023	3,219,964	3,219,964	2,994,565	2.0%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 7.37% Cash, 1.00% LIBOR Floor)(13)	6/27/2023	9,330,056	9,330,056	8,676,952	5.8%
				12,550,020	12,550,020	11,671,517	—

InterFlex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	8/18/2022	12,098,406	12,098,406	11,987,100	8.0%
				12,098,406	12,098,406	11,987,100

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(17)	2/19/2024	—	955,680	—	0.0%
				—	955,680	—

Manna Pro Products, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	12/8/2023	5,343,674	5,343,674	5,123,515	3.4%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	12/8/2023	1,085,219	1,085,219	1,040,508	0.7%
				6,428,893	6,428,893	6,164,023

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(9)(14)(21)	7/8/2020	2,777,366	2,103,712	186,083	0.1%
				2,777,366	2,103,712	186,083

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt(18)	7/31/2020	704,106	704,106	—	0.0%
		Unsecured Debt(18)	7/31/2021	761,905	761,905	—	0.0%
				1,466,011	1,466,011	—

Redwood Services Group, LLC(7)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)(15)	6/6/2023	700,000	700,000	647,500	0.4%
				700,000	700,000	647,500

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (8.00% Cash)(9)	8/31/2021	488,750	465,319	—	0.0%
				488,750	465,319	—

Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		—	566,475	686,834	0.5%
				—	566,475	686,834

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	9/1/2022	4,776,955	4,776,955	4,733,962	3.1%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	9/1/2022	1,852,522	1,852,522	1,835,850	1.2%
		Equity - 101,165.93 Common Units in CI (Summit) Investment Holdings LLC		—	1,067,546	657,578	0.4%
				6,629,477	7,697,023	7,227,390

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		—	700,000	343,000	0.2%
				—	700,000	343,000

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		—	263,814	150,374	0.1%
				—	263,814	150,374

Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	8/18/2025	1,000,000	989,935	926,500	0.6%
				1,000,000	989,935	926,500	—

URT Acquisition Holdings Corporation	Services: Business	Unsecured Debt (10.00% PIK)	6/23/2021	2,567,929	2,567,929	2,567,929	1.7%
				2,567,929	2,567,929	2,567,929

Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 11.00% PIK, 1.00% LIBOR Floor)(13)	4/28/2023	1,014,440	951,628	1,014,440	0.7%
		Equity - 5,441 Class A Units		—	302,464	12,841	0.0%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	—	361,667	15,354	0.0%
				1,014,440	1,615,759	1,042,635

Walker Edison Furniture Company LLC	Consumer goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(13)	9/26/2024	3,519,878	3,519,878	3,519,878	2.3%
		Equity - 1,500 Common Units		—	1,500,000	6,000,000	4.0%
				3,519,878	5,019,878	9,519,878

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(8)		—	518,283	—	0.0%
				—	518,283	—

Subtotal Non-Controlled/Non-Affiliated Investments				$101,082,417	$117,360,954	$114,321,948

Affiliated Investments:(20)

1888 Industrial Services, LLC(7)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK,	9/30/2021	9,946,741	9,473,067	—	0.0%
		1.00% LIBOR Floor)(9)(13)
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(9)(13)	9/30/2021	25,937,520	19,468,870	—	0.0%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00%, 1.00% LIBOR Floor)(9)(13)	9/30/2021	1,231,932	1,191,257	1,166,763	0.8%
		Revolving Credit Facility (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(13)(15)	9/30/2021	3,554,069	3,554,069	3,554,069	2.4%
		Equity - 17,493.63 Class A Units		—	—	—	0.0%
				40,670,262	33,687,263	4,720,832

Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (10.00% PIK)(9)(21)	7/22/2020	11,105,630	8,446,385	1,110,563	0.7%
		Preferred Equity Series A		1,600,000	1,600,000	—	0.0%
		Preferred Equity Series AA		800,000	800,000	—	0.0%
		Preferred Equity Series AAA		971,200	971,200	—	0.0%
		Equity - 16 Common Units		—	—	—	0.0%
				14,476,830	11,817,585	1,110,563

Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	12/31/2020	758,929	758,929	758,929	0.5%
		Senior Secured First Lien Term Loan (LIBOR + 9.00% PIK, 1.00% LIBOR Floor)(9)(12)	12/31/2020	8,412,596	7,767,532	5,047,557	3.4%
		Equity - 17.9% Membership Interest		—	—	—	0.0%
				9,171,525	8,526,461	5,806,486

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

Caddo Investors Holdings 1 LLC(10)	Forest Products & Paper	Equity - 6.15% Membership Interest(19)		—	2,528,826	2,990,776	2.0%
				—	2,528,826	2,990,776	—

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(9)(14)	12/31/2021	12,930,235	7,824,974	905,116	0.6%
		Equity - 12,350,000 Class A Units		—	—	—	0.0%
				12,930,235	7,824,974	905,116

JFL-NGS Partners, LLC	Construction & Building	Preferred Equity - A-2 Preferred (3.00% PIK)		1,795,034	1,795,034	1,795,034	1.2%
		Preferred Equity - A-1 Preferred (3.00% PIK)		232,292	232,292	232,292	0.2%
		Equity - 57,300 Class B Units		—	57,300	38,780,067	25.7%
				2,027,326	2,084,626	40,807,393	—

JFL-WCS Partners, LLC	Environmental Industries	Preferred Equity - Class A Preferred (6.00% PIK)		1,310,649	1,310,649	1,310,649	0.9%
		Equity - 129,588 Class B Units		—	129,588	4,535,580	3.0%
				1,310,649	1,440,237	5,846,229	—

Kemmerer Operations, LLC(7)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	2,051,705	2,051,705	2,051,705	1.4%
		Senior Secured First Lien Delayed Draw Term Loan (15.00% PIK)	6/21/2023	515,699	515,699	515,699	0.4%
		Equity - 6.7797 Common Units		—	962,717	962,717	0.6%
				2,567,404	3,530,121	3,530,121

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(12)	10/11/2021	5,905,080	5,905,080	5,905,080	3.9%
		Senior Secured First Lien Term Loan B (LIBOR + 13% PIK, 1.00% LIBOR Floor)(9)(12)	10/11/2021	7,783,840	6,599,918	6,794,514	4.5%
		Warrants - 7.68% of Outstanding Equity	1/9/2027	—	499,751	—	0.0%
				13,688,920	13,004,749	12,699,594

US Multifamily, LLC(10)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	6/17/2021	5,123,913	5,123,913	5,123,913	3.4%
		Equity - 33,300 Preferred Units		—	3,330,000	1,332,000	0.9%
				5,123,913	8,453,913	6,455,913

Subtotal Affiliated Investments				$101,967,064	$92,898,755	$84,873,023

Controlled Investments:(5)

MCC Senior Loan Strategy JV I LLC(10)	Multisector Holdings	Equity - 87.5% ownership of MCC Senior Loan Strategy JV I LLC		—	79,887,500	41,018,500	27.2%
				—	79,887,500	41,018,500

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(6)	% of Net Assets(4)

NVTN LLC(7)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(9)(12)	12/31/2024	6,565,875	6,565,875	4,530,078	3.0%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(9)(12)	12/31/2024	2,000,000	1,995,374	2,000,000	1.3%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(9)(12)	12/31/2024	14,963,195	12,305,096	—	0.0%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00%	12/31/2024	10,014,223	7,570,054	—	0.0%
		PIK, 1.00% LIBOR Floor)(9)(12)
		Equity - 787.4 Class A Units		—	9,550,922	—	0.0%
				33,543,293	37,987,321	6,530,078

Subtotal Control Investments				$33,543,293	$117,874,821	$47,548,578

Total Investments, September 30, 2020				$236,592,774	$328,134,530	$246,743,549	163.8%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.
(2)	Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.
(3)	Gross unrealized appreciation, gross unrealized depreciation, and net unrealized depreciation for U.S. federal income tax purposes totaled $53,757,923, $134,877,746, and $81,119,823, respectively. The tax cost basis of investments is $327,863,372 as of September 30, 2020.
(4)	Percentage is based on net assets of $150,619,517 as of September 30, 2020.
(5)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(6)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(7)	The investment has an unfunded commitment as of September 30, 2020 (see Note 8),and includes an analysis of the value of any unfunded commitments.
(8)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.
(9)	The investment was on non-accrual status as of September 30, 2020.
(10)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2020, 25.4% of the Company’s portfolio investments were non-qualifying assets.
(11)	A portion of this investment was sold via a participation agreement. The amount stated is the portion retained by the Company (see Note 3).
(12)	The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (“LIBOR”) floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2020 was 0.15%.
(13)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2020 was 0.23%.
(14)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2020 was 0.24%.
(15)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2020, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(16)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2020 (see Note 4).
(17)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2020 (see Note 4).
(18)	Security is non-income producing.
(19)	As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment.
(20)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(21)	The investment was past due as of September 30, 2020.

See accompanying notes to consolidated financial statements.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

September 30, 2021

Note 1. Organization

PhenixFIN Corporation (“PhenixFIN.” the “Company,” “we” and “us”) is an internally-managed non-diversified closed end management investment company incorporated in Delaware that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected, and intends to qualify annually, to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). On November 18, 2020, the board of directors of the Company approved the adoption of an internalized management structure, effective January 1, 2021. Until close of business on December 31, 2020 we were externally managed and advised by MCC Advisors LLC (“MCC Advisors”), pursuant to an investment management agreement. MCC Advisors is a wholly owned subsidiary of Medley LLC, which is controlled by Medley Management Inc. (NYSE: MDLY), a publicly traded asset management firm (“MDLY”), which in turn is controlled by Medley Group LLC, an entity wholly owned by the senior professionals of Medley LLC. We use the term “Medley” to refer collectively to the activities and operations of Medley Capital LLC, Medley LLC, MDLY, Medley Group LLC, MCC Advisors, associated investment funds and their respective affiliates. Since January 1, 2021 the Company has been managed pursuant to an internalized management structure.

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

September 30, 2021

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

Sale of MCC JV

On October 8, 2020, the Company, Great American Life Insurance Company (“GALIC”), MCC Senior Loan Strategy JV I LLC (the “MCC JV”), and an affiliate of Golub Capital LLC (“Golub”) entered into a Membership Interest Purchase Agreement pursuant to which a fund affiliated with and managed by Golub concurrently purchased all of the Company’s interest in the MCC JV and all of GALIC’s interest in the MCC JV for a pre-adjusted gross purchase price of $156.4 million and an adjusted gross purchase price (which constitutes the aggregate consideration for the membership interests) of $145.3 million (giving effect to adjustments primarily for principal and interest payments from portfolio companies of MCC JV from July 1, 2020 through October 7, 2020), resulting in net proceeds (before transaction expenses) of $41.0 million and $6.6 million for the Company and GALIC, respectively.

COVID-19 Developments

The COVID-19 pandemic continues to have adverse consequences on the U.S. and global economies, as well as on the Company (including certain portfolio companies) in particular. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. The Company’s performance (including that of certain of its portfolio companies) was negatively impacted during the pandemic. The longer-term impact of COVID-19 on the operations and the performance of the Company (including certain portfolio companies) is difficult to predict, but may continue to be adverse. The longer-term potential impact on such operations and performance could depend to a large extent on future developments and actions taken by authorities and other entities to mitigate COVID-19 and its economic impact. The impacts, as well as the uncertainty over impacts to come, of COVID-19 (including the Delta variant) have adversely affected the performance of the Company (including certain portfolio companies) and may continue to do so in the future. Further, the potential exists for additional variants of COVID-19, including the Omicron variant, to impede the global economic recovery and exacerbate geographic differences in the spread of, and response to, COVID-19.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

Note 2. Significant Accounting Policies

Basis of Presentation

The Company is an investment company following the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 946 (“ASC 946”), Financial Services – Investment Companies. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the consolidated accounts of the Company and its wholly owned subsidiaries PhenixFIN Small Business Fund, LP (“PhenixFIN Small Business Fund”) and PhenixFIN SLF Funding I LLC (“PhenixFIN SLF”), and its wholly owned Taxable Subsidiaries. All references made to the “Company,” “we,” and “us” herein include PhenixFIN Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 10 of Regulation S-X of the Securities Act of 1933.

Cash, Restricted Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of September 30, 2021 and 2020, we had $69.4 million and $56.5 million in cash and cash equivalents, respectively.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the years ended September 30, 2021, 2020 and 2019, the Company earned approximately $0.9 million, $3.8 million, and $7.2 million in PIK interest, respectively.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. For the years ended September 30, 2021, 2020 and 2019, fee income was approximately $2.6 million, $0.7 million and $2.3 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the years ended September 30, 2020 and 2019, $0.9 million and $47.8 million, respectively, of the Company’s realized losses were related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed not collectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At September 30, 2021, certain investments in 9 portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $13.9 million, or 9.2% of the fair value of our portfolio. At September 30, 2020, certain investments in eight portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $21.7 million, or 8.8% of the fair value of our portfolio.

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

September 30, 2021

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

●	our quarterly valuation process generally begins with each portfolio investment being internally valued by a Valuation Firm;

●	preliminary valuation conclusions are then documented and discussed with senior management;

●	the audit committee of the board of directors reviews the preliminary valuations with management and the Valuation Firms; and

●	the board of directors discusses the valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of management, the respective Valuation Firms and the audit committee.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

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

In May 2020, the SEC adopted rule amendments that impacted the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules became effective on January 1, 2021. The Company evaluated the impact of the Final Rules and determined its impact not to be material and began voluntary compliance with the Final Rules since the quarter ended June 30, 2020.

Federal Income Taxes

The Company has elected, and intends to qualify annually, to be treated as a RIC under Subchapter M of the Code. In order to continue to qualify as a RIC and be eligible for tax treatment under Subchapter M of the Code, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”), as defined by the Code, including PIK interest, and net tax exempt interest income (which is the excess of gross tax exempt interest income over certain disallowed deductions) for each taxable year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There was no provision for federal excise tax for the calendar year ended 2020 accrued at September 30, 2021 and the calendar year ended 2019 accrued at September 30, 2020. For the calendar year ended December 31, 2018, there was no excise tax expense as the Company distributed at least 98% of its ordinary income and 98.2% of its capital gains.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of September 30, 2021 and 2020, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities.   The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the years ended September 30, 2021, 2020 and 2019, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

As of September 30, 2021 and 2020, the Company had a deferred tax asset of $22.2 million and $22.8 million, respectively, consisting primarily of net operating losses and net unrealized losses on the investments held within its Taxable Subsidiaries. As of September 30, 2021 and 2020, the Company has booked a valuation allowance of $22.2 million and $22.8 million, respectively, against its deferred tax asset.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended September 30, 2021, 2020 and 2019, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of net operating losses and investments in wholly-owned subsidiaries as follows:

	For the years ended September 30
	2021	2020	2019
Capital in excess of par value	$24,688,262	$(1,202,850)	$(16,882,923)
Accumulated undistributed net investment income/(loss)	(19,047,396)	1,202,850	23,174,206
Accumulated net realized gain/(loss) from investments	(5,640,866)	—	(6,291,283)

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended September 30, 2021, 2020 and 2019 were as follows:

	For the years ended September 30
	2021	2020	2019
Ordinary income	$—	$—	$—
Distributions of long-term capital gains	—	—	—
Return of capital	—	—	8,171,130
Distributions on a tax basis	$—	$—	$8,171,130

For federal income tax purposes, the cost of investments owned at September 30, 2021, 2020 and 2019 were approximately $206.9 million, $327.9 million, and $464.9 million, respectively.

At September 30, 2021, 2020 and 2019, the components of distributable earnings/(accumulated deficits) on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain fee income and organizational expenses, as follows:

	For the years ended September 30
	2021	2020	2019
Undistributed ordinary income	$265,798	$—	$—
Accumulated capital and other losses(1)	(490,032,788)	(440,538,935)	(389,066,323)
Other temporary differences	(89,856)	(106,066)	(122,274)
Unrealized appreciation/(depreciation)	(55,318,332)	(81,119,823)	(67,966,064)
Components of distributable earnings/(accumulated deficits) at year end	$(545,175,178)	$(521,764,824)	$(457,154,661)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2021, the Company had a long-term capital loss carryforward available to offset future realized capital gains of $488,446,626 and a short-term capital loss carryforward of $1,586,162.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at September 30, 2021.   Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and applicable state tax authorities.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

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

Company performance (including that of certain of its portfolio companies) has been and may continue to be negatively impacted by the COVID-19 pandemic’s effects. The COVID-19 pandemic has adversely impacted economies and capital markets around the world in ways that may continue and may change in unforeseen ways for an indeterminate period. The pandemic has also adversely affected various businesses, including some in which we are invested. The COVID-19 pandemic may exacerbate pre-existing business performance, political, social and economic risks affecting certain companies and countries generally. The impacts, as well as the uncertainty over impacts to come, of COVID-19 (including the Delta variant) have adversely affected the performance of the Company (including certain portfolio companies) and may continue to do so in the future. Further, the potential exists for additional variants of COVID-19, including the Omicron variant, to impede the global economic recovery and exacerbate geographic differences in the spread of, and response to, COVID-19.

Note 3. Investments

The composition of our investments as of September 30, 2021 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$136,740	65.7%	$61,934	40.9%
Senior Secured Second Lien Term Loans	2,600	1.3	2,490	1.6
Senior Secured Notes	9,306	4.5	9,270	6.1
Secured Debt	2,500	1.2	2,500	1.6
Unsecured Debt	1,561	0.8	-	-
Equity/Warrants	54,961	26.5	75,446	49.8
Total Investments	$207,668	100.0%	$151,640	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At September 30, 2021 and 2020, the total fair value of warrants was $996.7 thousand and $15.3 thousand, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the year ended September 30, 2021, the Company acquired additional warrants in one existing portfolio company. During the year ended September 30, 2020, the Company had no warrant activity.

Total unrealized depreciation related to warrants for the years ended September 30, 2021, 2020, and 2019 was $981.4 thousand, $9.6 thousand, and $0.5 million, respectively, and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2021 (dollars in thousands):

	Fair Value	Percentage
Construction & Building	$31,619	20.8%
Banking, Finance, Insurance & Real Estate	27,916	18.4
High Tech Industries	21,210	14.0
Services: Business	12,415	8.2
Automotive	11,967	7.9
Hotel, Gaming & Leisure	11,931	7.9
Manufacturing	9,270	6.1
Environmental Industries	8,100	5.3
Energy: Oil & Gas	3,579	2.4
Forest Products & Paper	3,455	2.3
Metals & Mining	3,077	2.0
Aerospace & Defense	2,490	1.6
Consumer goods: Durable	2,361	1.6
Healthcare & Pharmaceuticals	2,250	1.5
Total	$151,640	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2020 (dollars in thousands):

	Fair Value	Percentage
Construction & Building	$51,964	21.1%
Multisector Holdings	41,019	16.6
High Tech Industries	26,165	10.6
Healthcare & Pharmaceuticals	23,481	9.5
Services: Business	21,841	8.9
Hotel, Gaming & Leisure	12,337	5.0
Wholesale	12,278	5.0
Containers, Packaging & Glass	11,987	4.8
Consumer goods: Durable	9,520	3.8
Banking, Finance, Insurance & Real Estate	6,557	2.7
Consumer goods: Non-durable	6,164	2.5
Environmental Industries	5,846	2.4
Energy: Oil & Gas	5,626	2.3
Metals & Mining	3,530	1.4
Forest Products & Paper	2,991	1.2
Aerospace & Defense	2,942	1.2
Media: Broadcasting & Subscription	1,110	0.5
Automotive	1,043	0.4
Retail	343	0.1
Total	$246,744	100.0%

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at September 30, 2021 (dollars in thousands):

	Fair Value	Percentage
Northeast	$54,211	35.8%
West	44,030	29.0
Southeast	28,887	19.0
Southwest	17,418	11.5
Midwest	7,094	4.7
Total	$151,640	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2020 (dollars in thousands):

	Fair Value	Percentage
Northeast	$98,555	39.9%
West	55,400	22.5
Southeast	42,321	17.1
Midwest	27,574	11.2
Mid-Atlantic	13,334	5.4
Southwest	9,560	3.9
Total	$246,744	100.0%

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the years ended September 30, 2021 and 2020 were as follows:

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2020	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2021	Income Earned
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$-	$-	$-	$-	$-	$-	$-
	Senior Secured First Lien Term Loan B	-	-	-	-	-	-	-
	Senior Secured First Lien Term Loan C	1,166,763	-	-	(1,142,124)	-	24,639	93,832
	Revolving Credit Facility	3,554,069	-	-	-	-	3,554,069	219,687
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	1,110,563	(1,239,334)	-	7,335,819	(7,207,048)	-	-
	Preferred Equity Series A	-	-	-	1,600,000	(1,600,000)	-	-
	Preferred Equity Series AA	-	-	-	800,000	(800,000)	-	-
	Preferred Equity Series AAA	-	-	-	971,200	(971,200)	-	-
Black Angus Steakhouses,LLC	Senior Secured First Lien Delayed Draw Term Loan	758,929	-	-	-	-	758,929	76,947
	Senior Secured First Lien Term Loan	5,047,557	-	-	(2,767,743)	-	2,279,814	-
	Senior Secured First Lien Super Priority DDTL	-	1,500,000	-	-	-	1,500,000	125,262
Caddo Investors Holdings 1 LLC	Equity	2,990,776	-	-	464,010	-	3,454,786	-
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	905,116	(820,278)	-	(408,709)	323,871	-	-
JFL-NGS Partners, LLC	Preferred Equity A-2	1,795,034	(2,110,987)	-	-	315,953	-	(16,377)
	Preferred Equity A-1	232,292	-	-	-	(232,292)	-	(2,119)
	Equity	38,780,067	-	-	(11,917,254)	-	26,862,813	-
JFL-WCS Partners, LLC	Preferred Equity Class A	1,310,649	(1,330,460)	-	-	19,811	-	(53,623)
	Equity	4,535,580	-	-	3,564,369	-	8,099,949	-
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,051,705	330,280	-	(21,438)	-	2,360,547	330,418
	Senior Secured First Lien Delayed Draw Term Loan	515,699	(351,784)	-	(1,474)	-	162,441	54,849
	Equity	962,717	-	-	(408,971)	-	553,746	-
Path Medical, LLC	Senior Secured First Lien Term Loan A	5,905,080	(99,186)	-	(3,556,059)	-	2,249,835	105,026
	Senior Secured First Lien Term Loan B	6,794,514	(137,017)	-	(6,678,337)	20,840	-	2,974
URT Acquisition Holdings Corporation	Unsecured Debt	-	(2,609,589)	2,567,929	-	41,660	-	168,642
	Warrants	-	-	-	920,000	-	920,000	-
US Multifamily, LLC	Senior Secured First Lien Term Loan	5,123,913	(2,546,497)	-	-	-	2,577,416	322,095
	Equity	1,332,000	-	-	904,261	-	2,236,261	-
Total Affiliated Investments		$84,873,023	$(9,414,852)	$2,567,929	$(10,342,450)	$(10,088,405)	$57,595,245	$1,427,613

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2020	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2021	Income Earned
Controlled Investments
FlexFin LLC	Equity Interest	$-	$2,500,000	$-	$-	$-	$2,500,000	$75,000
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	41,018,500	(39,739,929)	-	38,869,000	(40,147,571)	-	-
NVTN LLC	Senior Secured First Lien Term Loan	4,530,078	-	-	1,884,782	-	6,414,860	-
	Super Priority Senior Secured First Lien Term Loan	2,000,000	(1,000,000)	-	(25,776)	2,776	977,000	-
Total Controlled Investments		$47,548,578	$(38,239,929)	$-	$40,728,006	$(40,144,795)	$9,891,860	$75,000

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2019	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2020	Income Earned
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$9,304,145	$168,923	$—	$(9,473,068)	$—	$—	$167,086
	Senior Secured First Lien Term Loan B	5,886,892	—	—	(5,886,892)	—	—	—
	Senior Secured First Lien Term Loan C	1,170,014	21,242	—	(24,493)	—	1,166,763	21,012
	Senior Secured First Lien Term Loan D	224,456	(224,456)	—	—	—	—	15,103
	Senior Secured First Lien Term Loan E	—	—	—	—	—	—	53,342
	Revolving Credit Facility	4,387,025	(832,956)	—	—	—	3,554,069	246,271
	Equity	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	2,509,089	—	—	(1,398,526)	—	1,110,563	—
	Preferred Equity Series A	—	—	—	—	—	—	—
	Preferred Equity Series AA	—	—	—	—	—	—	—
	Preferred Equity Series AAA	(100,800)	—	—	100,800	—	—	—
	Equity	—	—	—	—	—	—	—
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	—	—	758,929	—	—	758,929	11,148
	Senior Secured First Lien Term Loan	—	—	5,863,872	(816,315)	—	5,047,557	—
	Equity	—	—	—	—	—	—	—
Caddo Investors Holdings 1 LLC	Equity	2,830,051	2,452	—	158,273	—	2,990,776	—
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	1,264,841	—	—	(359,725)	—	905,116	—
	Revolving Credit Facility	545,103	(545,103)	—	—	—	—	6,692
	Equity	—	—	—	—	—	—	—
JFL-NGS Partners, LLC	Preferred Equity A-2	20,150,684	(18,355,650)	—	—	—	1,795,034	352,315
	Preferred Equity A-1	2,607,661	(2,375,369)	—	—	—	232,292	45,592
	Equity	19,096,371	—	—	19,683,696	—	38,780,067	—
JFL-WCS Partners, LLC	Preferred Equity Class A	1,236,269	74,380	—	—	—	1,310,649	77,412
	Equity	2,755,041	—	—	1,780,539	—	4,535,580	—
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	1,766,511	285,194	—	—	—	2,051,705	285,313
	Senior Secured First Lien Delayed Draw Term Loan	706,604	(190,905)	—	—	—	515,699	80,201
	Equity	962,717	—	—	—	—	962,717	—

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2019	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2020	Income Earned

Path Medical, LLC	Senior Secured First Lien Term Loan	8,845,167	(8,639,959)	—	449,792	(655,000)	—	1,203,692
	Senior Secured First Lien Term Loan A	3,047,473	(3,010,987)	—	237,504	(273,990)	—	380,499
	Senior Secured First Lien Term Loan C	344,291	(344,463)	—	172	—	—	17,776
	Senior Secured First Lien Term Loan A	—	5,905,080	—	—	—	5,905,080	51,670
	Senior Secured First Lien Term Loan B	—	6,599,918	—	194,596	—	6,794,514	—
	Equity	—	—	—	—	—	—	—
US Multifamily, LLC	Senior Secured First Lien Term Loan	6,670,000	(1,546,087)	—	—	—	5,123,913	592,727
	Equity	3,330,000	—	—	(1,998,000)	—	1,332,000	—
Total Affiliated Investments		$99,539,605	$(23,008,746)	$6,622,801	$2,648,353	$(928,990)	$84,873,023	$3,607,851

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2019	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2020	Income Earned
Controlled Investments
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	$69,948,970	$1,312,500	$—	$(30,242,970)	$—	$41,018,500	$6,256,250
NVTN LLC	Senior Secured First Lien Term Loan	4,255,990	2,309,885	—	(2,035,797)	—	4,530,078	62,840
	Super Priority Senior Secured First Lien Term Loan	—	1,995,374	—	4,626	—	2,000,000	1,983
	Senior Secured First Lien Term Loan B	7,152,352	—	—	(7,152,352)	—	—	—
	Senior Secured First Lien Term Loan C	—	—	—	—	—	—	—
	Equity	—	—	—	—	—	—	—
TPG Plastics LLC	Senior Secured Second Lien Term Loan	352,984	(352,984)	—	—	—	—	12,806
	Unsecured Debt	278,810	(278,810)	—	—	—	—	6,876
	Unsecured Debt	1,644,751	(1,630,312)	—	1,672,398	(1,686,837)	—	—
URT Acquisition Holdings Corporation	Senior Secured Second Lien Term Loan	18,905,403	1,594,416	—	—	(20,499,819)	—	500,767
	Preferred Equity	4,914,667	(2,533,622)	—	1,638,223	(4,019,268)	—	—
	Equity	—	(66,378)	—	12,936,879	(12,870,501)	—	—
Total Controlled Investments		$107,453,927	$2,350,069	$—	$(23,178,993)	$(39,076,425)	$47,548,578	$6,841,522

(1)	The Company and GALIC were the members of MCC JV, a joint venture formed as a Delaware limited liability company that was not consolidated by either member for financial reporting purposes. The members of MCC JV made capital contributions as investments by MCC JV were completed, and all portfolio and other material decisions regarding MCC JV were submitted to MCC JV’s board of managers, which was comprised of an equal number of members appointed by each of the Company and GALIC. Approval of MCC JV’s board of managers required the unanimous approval of a quorum of the board of managers, with a quorum consisting of equal representation of members appointed by each of the Company and GALIC. Because management of MCC JV was shared equally between the Company and GALIC, the Company did not have operational control over MCC JV for purposes of the 1940 Act or otherwise. On October 8, 2020, the Company, GALIC, MCC JV, and an affiliate of Golub entered into a Membership Interest Purchase Agreement pursuant to which a fund affiliated with and managed by Golub concurrently purchased all of the Company’s interest in MCC JV and all of GALIC’s interest in MCC JV.

(2)	Amount of income earned represented distributions from MCC JV to the Company and is a component of dividend income, net of provisional taxes in the Consolidated Statements of Operations.

(3)	The par amount and additional detail are shown in the Consolidated Schedule of Investments.

(4)	Securities with a zero value at the beginning and end of the period, and those that had no transaction activity were excluded from the roll forward.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the years ended September 30, 2021, 2020 and 2019. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment, as applicable. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the years ended September 30, 2021, 2020 and 2019.

Loan Participation Sales

The Company may sell portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At September 30, 2021, there were no participation agreements outstanding. At September 30, 2020, there were two participation agreements outstanding with an aggregate fair value of $6.8 million. The transfer of the participated portion of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. In each case, the Company’s loan participation agreements satisfy the following conditions:

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

During the year ended September 30, 2021, the Company did not collect interest and principal payments on behalf of any participant, since there were no participation agreements outstanding. During the years ended September 30, 2020 and 2019, the Company collected interest and principal payments on behalf of the participants in aggregate amounts of $2.7 million and $3.7 million, respectively. Under the terms of the participation agreements, the Company collected and remitted periodic payments to the participants equal to the participant’s proportionate share of any principal and interest payments received by the Company from the underlying investee companies.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

On October 8, 2020, the Company, GALIC, MCC JV, and an affiliate of Golub entered into a Membership Interest Purchase Agreement pursuant to which a fund affiliated with and managed by Golub concurrently purchased all of the Company’s interest in MCC JV and all of GALIC’s interest in MCC JV for a pre-adjusted gross purchase price of $156.4 million and an adjusted gross purchase price (which constitutes the aggregate consideration for the membership interests) of $145.3 million (giving effect to adjustments primarily for principal and interest payments from portfolio companies of MCC JV from July 1, 2020 through October 7, 2020), resulting in net proceeds (before transaction expenses) of $41.0 million and $6.6 million for the Company and GALIC, respectively.

Due to the sale transaction on October 8, 2020, the Company no longer held an investment in MCC JV at September 30, 2021. At September 30, 2020, MCC JV had total investments at fair value of $163.1 million. As of September 30, 2020, MCC JV’s portfolio was comprised of senior secured first lien term loans of 45 borrowers. As of September 30, 2020, certain investments in one portfolio company held by MCC JV were on non-accrual status.

Below is a summary of MCC JV’s portfolio, excluding equity investments, as of September 30, 2020, followed by a listing of the individual investments in MCC JV’s portfolio as of September 30, 2020:

September 30, 2020
Senior secured loans(1)	$182,514,110
Weighted average current interest rate on senior secured loans(2)	6.02%
Number of borrowers in MCC JV	45
Largest loan to a single borrower(1)	$10,653,501
Total of five largest loans to borrowers(1)	$39,191,213

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at par.

MCC JV Loan Portfolio as of September 30, 2020

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)
4Over International, LLC	Media: Advertising, Printing &	Senior Secured First Lien Term Loan (LIBOR + 6.00%,	6/7/2022	$10,653,501	$10,653,501	$9,995,115	16.8%
	Publishing	1.00% LIBOR Floor)(1)		10,653,501	10,653,501	9,995,115

Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%,	11/29/2023	5,293,750	5,269,829	5,287,398	8.9%
		1.00% LIBOR Floor)(1)		5,293,750	5,269,829	5,287,398

CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%,
		1.00% LIBOR Floor)(1)	4/10/2025	1,340,389	1,336,046	1,274,308	2.1%

		Senior Secured First Lien Term Loan (LIBOR + 4.50%,	4/10/2025	592,500	592,500	563,290	0.9%
		1.00% LIBOR Floor)(1)		1,932,889	1,928,546	1,837,598

Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(1)	7/1/2026	4,950,187	4,909,373	4,435,496	7.4%
				4,950,187	4,909,373	4,435,496

CT Technologies Intermediate	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%,	12/1/2021	5,086,116	5,005,862	4,875,042	8.2%
Holdings, Inc.		1.00% LIBOR Floor)(1)		5,086,116	5,005,862	4,875,042

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

Company	Industry	Type of Investment	Maturity	Par Amount	Fair Value (2)	Cost	% of Net Assets (3)

Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00%	10/10/2025	1,940,438	1,888,530	1,397,503	2.3%
		LIBOR Floor)(1)		1,940,438	1,888,530	1,397,503

GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%,	8/1/2025	1,420,440	1,404,814	1,304,532	2.2%
		1.00% LIBOR Floor)(1)		1,420,440	1,404,814	1,304,532

GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%,	1/20/2021	2,877,863	2,876,803	2,142,856	3.6%
		1.00% LIBOR Floor)(1)		2,877,863	2,876,803	2,142,856

Glass Mountain Pipeline Holdings,	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%,	12/23/2024	4,850,625	4,839,587	2,601,390	4.4%
LLC		1.00% LIBOR Floor)(1)		4,850,625	4,839,587	2,601,390

Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%,	6/20/2023	4,069,771	4,069,771	3,968,027	6.7%
		1.00% LIBOR Floor)(1)		4,069,771	4,069,771	3,968,027

High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%,	6/30/2022	1,732,439	1,724,570	593,187	1.0%
		1.00% LIBOR Floor)(1)(4)		1,732,439	1,724,570	593,187

Highline Aftermarket Acquisitions,	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%,	4/26/2025	4,025,000	4,016,286	3,597,545	6.0%
LLC		1.00% LIBOR Floor)(1)		4,025,000	4,016,286	3,597,545

Infogroup, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50%,	4/3/2023	4,825,000	4,804,770	4,224,770	7.1%
		1.00% LIBOR Floor)(1)		4,825,000	4,804,770	4,224,770

Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%,	7/1/2026	2,722,500	2,708,089	2,513,684	4.2%
		1.00% LIBOR Floor)(1)		2,722,500	2,708,089	2,513,684

Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%,	6/16/2025	2,626,629	2,616,715	1,337,742	2.2%
		1.00% LIBOR Floor)(1)		2,626,629	2,616,715	1,337,742

IXS Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 5.00%,	3/5/2027	994,874	985,714	981,543	1.6%
		1.00% LIBOR Floor)(1)		994,874	985,714	981,543

Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%,	5/1/2024	6,099,815	6,040,757	5,505,083	9.2%
		1.00% LIBOR Floor)(1)		6,099,815	6,040,757	5,505,083

KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%,	4/26/2024	4,743,170	4,694,643	1,992,131	3.3%
		1.00% LIBOR Floor)(1)		4,743,170	4,694,643	1,992,131

Liason Acquisition, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%,	12/20/2026	3,466,288	3,458,579	3,372,351	5.7%
		1.00% LIBOR Floor)(1)		3,466,288	3,458,579	3,372,351

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value (2)	% of Net Assets (3)

LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%,	8/18/2022	4,229,263	4,220,573	3,880,349	6.5%
		1.00% LIBOR Floor)(1)		4,229,263	4,220,573	3,880,349

Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%,
		1.00% LIBOR Floor)(1)	12/8/2023	2,998,542	2,998,542	2,875,002	4.8%

		Senior Secured First Lien Delayed Draw Term Loan	12/8/2023	608,958	608,958	583,869	1.0%
		(LIBOR + 6.00%, 1.00% LIBOR Floor)(1)		3,607,500	3,607,500	3,458,871

Mileage Plus Holdings, LLC	Transportation: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.25%,	6/21/2027	4,401,819	4,407,746	4,475,769	7.5%
		1.00% LIBOR Floor)(1)		4,401,819	4,407,746	4,475,769

NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%,	10/1/2025	2,943,223	2,932,700	2,755,445	4.6%
		1.00% LIBOR Floor)(1)		2,943,223	2,932,700	2,755,445

Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.50%,	3/28/2025	4,143,750	4,130,394	3,630,754	6.1%
		1.00% LIBOR Floor)(1)		4,143,750	4,130,394	3,630,754

Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(1)	6/22/2026	3,626,659	3,596,886	3,494,880	5.9%
				3,626,659	3,596,886	3,494,880

Patriot Rail Company LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%,	10/19/2026	1,741,250	1,711,104	1,730,454	2.9%
		1.00% LIBOR Floor)(1)		1,741,250	1,711,104	1,730,454

PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%,	8/19/2022	6,279,803	6,270,073	5,418,842	9.1%
		1.00% LIBOR Floor)(1)		6,279,803	6,270,073	5,418,842

Port Townsend Holdings Company,	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%,	4/3/2024	2,945,600	2,928,240	2,632,777	4.4%
Inc.		1.00% LIBOR Floor)(1)		2,945,600	2,928,240	2,632,777

PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%,	11/30/2023	4,955,627	4,638,237	4,460,064	7.5%
		1.00% LIBOR Floor, 2% PIK)(1)(5)
		Class C Common Stock		1	—	—
				4,955,628	4,638,237	4,460,064

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value (2)	% of Net Assets (3)

PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/5/2024	1,952,427	1,946,107	1,850,511	3.1%
				1,952,427	1,946,107	1,850,511

Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	4/2/2026	3,936,357	3,924,382	3,847,789	6.5%
				3,936,357	3,924,382	3,847,789

RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/29/2025	5,651,270	5,620,482	5,605,495	9.4%
				5,651,270	5,620,482	5,605,495

Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	2/28/2022	2,533,036	2,518,601	2,343,058	3.9%
				2,533,036	2,518,601	2,343,058

SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	9/1/2022
				4,776,954	4,739,017	4,733,961	7.9%

		Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	9/1/2022	1,852,521	1,852,521	1,835,849	3.1%
				6,629,475	6,591,538	6,569,810

Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	7,304,819	7,283,042	7,255,877	12.2%
				7,304,819	7,283,042	7,255,877

Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	2/27/2022	3,447,500	3,447,500	3,358,899	5.6%
				3,447,500	3,447,500	3,358,899

Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/9/2023	2,905,253	2,891,007	2,229,200	3.7%
				2,905,253	2,891,007	2,229,200

The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%,1.00% LIBOR Floor)(1)	5/29/2025	5,896,552	5,844,063	5,071,034	8.5%
				5,896,552	5,844,063	5,071,034

ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	10/11/2024	2,627,704	2,620,849	2,585,136	4.3%
				2,627,704	2,620,849	2,585,136

Vero Parent, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/16/2024	3,875,924	3,856,982	3,813,522	6.4%
				3,875,924	3,856,982	3,813,522

Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	9/11/2026	945,350	937,295	912,358	1.5%
				945,350	937,295	912,358

Wheels Up Partners LLC	Aerospace & Defense	Senior Secured First Lien Term Loan (LIBOR + 8.55%, 1.00% LIBOR Floor)(1)	10/15/2021
				1,509,917	1,497,761	1,509,917	2.5%
				1,509,917	1,497,761	1,509,917

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)	% of Net Assets(3)

Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	3/1/2026	6,550,249	6,505,809	4,864,216	8.2%
				6,550,249	6,505,809	4,864,216

Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	4/30/2026	2,942,820	2,920,082	2,834,231	4.8%
				2,942,820	2,920,082	2,834,231

Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	2/12/2024	8,053,168	8,053,168	8,053,168	13.5%
				8,053,168	8,053,168	8,053,168

Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,566,500	2,566,500	2,528,002	4.3%
				2,566,500	2,566,500	2,528,002

Total Investments, September 30, 2020				$182,514,111	$181,365,360	$163,133,421	273.5%

(1)	Represents the annual current interest rate as of September 30, 2020. All interest rates are payable in cash, unless otherwise noted.

(2)	Represents the fair value in accordance with ASC 820 as reported by MCC JV. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.
(3)	Percentage is based on MCC JV’s net assets of $59,617,800 as of September 30, 2020.
(4)	This investment was on non-accrual status as of September 30, 2020.
(5)	Par amount includes accumulated PIK interest and is net of repayments.

Below is certain summarized financial Information for MCC JV as of September 30, 2020, and for the years ended September 30, 2020 and 2019:

September 30, 2020
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (amortized cost of $181,365,360)	$163,133,421
Cash	6,055,178
Other assets	1,148,102
Total assets	$170,336,701

Line of credit (net of debt issuance costs of $1,574,115)	$109,745,367
Other liabilities	424,095
Interest payable	549,439
Total liabilities	110,718,901
Members’ capital	59,617,800
Total liabilities and members’ capital	$170,336,701

	For the Years Ended September 30
	2020	2019
Selected Consolidated Statement of Operations Information:
Total revenues	$15,727,674	$20,351,843
Total expenses	(9,346,799)	(10,962,484)
Net unrealized appreciation/(depreciation)	(8,203,330)	(9,055,476)
Net realized gain/(loss)	(12,851,425)	(772,239)
Net income/(loss)	$(14,673,880)	$(438,356)

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

Unconsolidated Significant Subsidiaries

The Company evaluated and determined that it had no significant subsidiaries as of September 30, 2021.

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2021 (dollars in thousands):

	Fair Value Hierarchy as of September 30, 2021
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$-	$61,934	$61,934
Senior Secured Second Lien Term Loans	-	-	2,490	2,490
Senior Secured Notes	-	9,270	-	9,270
Secured Debt	-	-	2,500	2,500
Equity/Warrants	23,102	-	48,889	71,991
Total	$23,102	$9,270	$115,813	$148,185
Investments measured at net asset value(1)				3,455
Total Investments, at fair value				$151,640

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended September 30, 2021 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Secured Debt	Unsecured Debt	MCC Senior Loan Strategy JV I LLC	Equities/ Warrants	Total
Balance as of September 30, 2020	$106,463	$13,927	$-	$2,669	$41,019	$67,397	$231,475
Purchases and other adjustments to cost	11,026	-	2,500	-	-	-	13,526
Sales	(28,374)	(11,892)	-	(3,070)	(39,740)	(7,635)	(90,711)
Net realized gains/(losses) from investments	(24,818)	4	-	30	(40,148)	311	(64,621)
Net unrealized gains/(losses)	(2,363)	451	-	371	38,869	(11,184)	26,144
Balance as of September 30, 2021	$61,934	$2,490	$2,500	$-	$-	$48,889	$115,813

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended September 30, 2020 (dollars in thousands):

	Senior	Senior		MCC
	Secured	Secured		Senior
	First Lien	Second		Loan
	Term	Lien Term	Unsecured	Strategy	Equities/
	Loans	Loans	Debt	JV I LLC	Warrants	Total
Balance as of September 30, 2019	$192,770	$36,508	$2,653	$—	$78,329	$310,260
Purchases and other adjustments to cost	1,820	655	168	—	1,259	3,902
Originations	28,085	945	2,500	—	182	31,712
Sales	(186)	(1,237)	—	—	(5,714)	(7,137)
Settlements	(86,048)	(613)	(721)	—	(24,881)	(112,263)
Net realized gains/(losses) from investments	(929)	(23,362)	—	—	(18,577)	(42,868)
Net transfers in and/or out of Level 3	—	—	—	41,019	—	41,019
Net unrealized gains/(losses)	(29,049)	1,031	(1,931)	—	36,799	6,850
Balance as of September 30, 2020	$106,463	$13,927	$2,669	$41,019	$67,397	$231,475

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

Net change in unrealized gain (loss) for the years ended September 30, 2021 and 2020 included in earnings related to investments still held as of September 30, 2021 and 2020 was approximately $(24.3) million and $(42.6) million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended September 30, 2021, none of our investments transferred into or out of Level 3.  During the year ended September 30, 2020 MCC JV transferred into the Level 3 category as the investment was sold subsequently to September 30, 2020 (see Note 3). In previous periods, as a practical expedient the Company had used the net asset value of MCC JV to determine the fair value of the investment.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2021 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien Term Loans	$25,783	Market Approach	Market Yield	7.50% - 102.38% (32.78%	)
Senior Secured First Lien Term Loans	15,639	Market Approach	Arms Length Transaction	N/A
Senior Secured First Lien Term Loans	7,567	Market Approach (Guideline Comparable)	Market Yield	5.00% - 8.00% (5.55%	)
Senior Secured First Lien Term Loans	4,539	Market Approach	EBITDA Multiple(1)	4.50x - 5.50x (5.00x	)
Senior Secured First Lien Term Loans	3,579	Enterprise Value Analysis	Revenue Multiple(1)	0.40x - 0.50x (0.45x	)
Senior Secured First Lien Term Loans	2,577	Market Approach	Capitalization Rate	4.50% - 5.50% (5.00%	)
			Estimated Proceeds	$1.04 - $8.10 ($4.57)
Senior Secured First Lien Term Loans	2,250	Market Approach	Revenue Multiple(1)	0.25x - 0.40x (0.33x	)

Senior Secured Second Lien Term Loans	2,490	Market Approach (Guideline Comparable)	EBITDA Multiple(1)	9.75x - 10.75x (10.25x	)

Secured Debt	2,500	Cost Approach	Replacement Cost	N/A

Equity/Warrants	38,939	Market Approach	EBITDA Multiple(1)	1.25x - 12.75x (12.31x	)
Equity/Warrants	4,758	Market Approach	Market Yield	10.50% - 12.00% (11.25%	)
Equity/Warrants	2,956	Market Approach	Revenue Multiple(1)	0.11x - 0.40x (0.16x	)
Equity/Warrants	2,236	Market Approach	Capitalization Rate	4.50% - 5.50% (5.00%	)
			Estimated Proceeds	$1.04 - $8.10 ($4.57)
Total	$115,813

(1)	Represents inputs used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2020 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)

Senior Secured First Lien Term Loans	$50,135	Income Approach (DCF)	Market yield	7.52% - 15.27% (10.34%)
Senior Secured First Lien Term Loans	55,856	Market Approach (Guideline	Revenue Multiple(1)	0.25x - 0.50x (0.49x)
		Comparable)//Income Approach (DCF)/	EBITDA Multiple(1)	2.50x - 8.50x (5.73x)
		Enterprise Value Analysis	Capitalization Rate	5.50x - 5.50x (5.50x)
			Discount Rate	17.90% - 17.90% (17.90%)
			Expected Proceeds	$8.25 - $52.00 ($45.65)
Senior Secured First Lien Term Loans	472	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Senior Secured Second Lien Term Loan	9,978	Income Approach (DCF)	Market yield	12.01% - 14.82% (14.01%)
Senior Secured Second Lien Term Loans	3,949	Market Approach (Guideline	EBITDA Multiple(1)	8.00x - 8.00x (8.00x)
		Comparable)/Income Approach (DCF)	Discount Rate	21.00% - 21.00% (21.00%)
Unsecured Debt	—	Market Approach (Guideline Comparable)	EBITDA Multiple(1)	2.50x - 4.50x (3.50x)

Unsecured Debt	2,669	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
MCC Senior Loan Strategy JV I LLC	41,019	Recent Arms-Length Transaction	Recent Arms Length Transaction	N/A
Equity	63,468	Market Approach (Guideline	Revenue Multiple(1)	0.50x - 0.88x (0.69x)
		Comparable)/Income Approach/Enterprise	EBITDA Multiple(1)	2.50x - 9.50x (8.25x)
		Value Analysis	Capitalization Rate	5.50% - 5.50% (5.50%)
			Discount Rate	14.50% - 14.50% (14.50%)
			Expected Proceeds	$8.25 - $52.00 ($38.00)
Equity	3,929	Income Approach (DCF)	Market Yield	15.40% - 15.40% (15.40%)
Total	$231,475

(1)	Represents inputs used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

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

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks through calendar year ended 2022. The Earnout and AMI were initially recorded with an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of September 30, 2021 and September 30, 2020, the Company deemed the contingent consideration to be uncollectible.

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

As of September 30, 2021, the Company’s asset coverage was 285.6% after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

The Company’s outstanding debt excluding debt issuance costs as of September 30, 2021 and 2020 was as follows (dollars in thousands):

	September 30, 2021				September 30, 2020
	Aggregate Principal Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Available	Principal Amount Outstanding	Carrying Value	Fair Value
2021 Notes	$-	$-	$-	$-	$74,013	$74,013	$73,803	$73,095
2023 Notes	77,847	77,847	77,434	79,092	77,847	77,847	77,158	72,460
Total debt	$77,847	$77,847	$77,434	$79,092	$151,860	$151,860	$150,961	$145,555

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

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

Fair Value of Debt Obligations

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of September 30, 2021 and September 30, 2020, the Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As of September 30, 2021 and September 30, 2020, debt issuance costs related to the Notes were as follows (dollars in thousands):

	September 30, 2021		September 30, 2020
	2023 Notes	Total	2021 Notes	2023 Notes	Total
Total debt issuance costs	$3,102	$3,102	$3,226	$3,102	$6,328
Amortized debt issuance costs	2,689	2,689	3,016	2,406	5,422
Unamortized debt issuance costs	$413	$413	$210	$696	$906

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

For the years ended September 30, 2021, 2020 and 2019, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the Years Ended September 30
	2021	2020	2019
2021 Notes Interest	$668	$4,811	$4,811
2023 Notes Interest	4,768	4,768	4,954
2023 Notes Premium	(3)	(3)	(3)
Israeli Notes Interest	-	2,486	6,817
Amortization of debt issuance costs	367	2,873	2,735
Total	$5,800	$14,935	$19,314
Weighted average stated interest rate	7.0%	6.4%	6.1%
Weighted average outstanding balance	$82,930	$189,039	$273,211

Note 6. Agreements

Investment Management Agreement

We had entered into an investment management agreement with MCC Advisors on January 11, 2011 (the “Investment Management Agreement”), which expired on December 31, 2020.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

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

On January 15, 2020, the Company’s board of directors, including all of the independent directors, approved the renewal of the Investment Management Agreement through the later of April 1, 2020 or so long as the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between the Company and Sierra (the “Amended MCC Merger Agreement”) was in effect, but no longer than a year; provided that, if the Amended MCC Merger Agreement was terminated by Sierra, then the termination of the Investment Management Agreement would be effective on the 30th day following receipt of Sierra’s notice of termination to the Company. On May 1, 2020, the Company received a notice of termination of the Amended MCC Merger Agreement from Sierra. Under the Amended MCC Merger Agreement, either party was permitted, subject to certain conditions, to terminate the Amended MCC Merger Agreement if the merger was not consummated by March 31, 2020. Sierra elected to do so on May 1, 2020. As result of the termination by Sierra of the Amended MCC Merger Agreement on May 1, 2020, the Investment Management Agreement would have been terminated effective as of May 31, 2020. On May 21, 2020, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through the end of the then-current quarter, June 30, 2020. On June 12, 2020, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through September 30, 2020. On September 29, 2020, the Board, including all of the independent directors, extended the term of the Investment Management Agreement through December 31, 2020. Mr. Brook Taube, our Chairman and Chief Executive Officer through December 31, 2020 and one of our directors through January 21, 2021 and Mr. Seth Taube, one of our directors through January 21, 2021 are both affiliated with MCC Advisors and Medley.

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

Base Management Fee

Through December 31, 2020, for providing investment advisory and management services to us, MCC Advisors received a base management fee. The base management fee was calculated at an annual rate of 1.75% (0.4375% per quarter) of up to $1.0 billion of the Company’s gross assets and 1.50% (0.375% per quarter) of any amounts over $1.0 billion of the Company’s gross assets and was payable quarterly in arrears. The base management fee was calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. For the years ended September 30, 2021, 2020 and 2019, the Company incurred base management fees to MCC Advisors of $1.1 million, $6.4 million and $11.2 million, respectively. Since January 1, 2021, the Company no longer incurs management fees under its current internalized structure.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

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

For the years ended September 30, 2021, 2020, and 2019, the Company did not incur any incentive fees on net investment income because pre-incentive fee net investment income did not exceed the hurdle amount under the formula set forth in the Investment Management Agreement. The Investment Management Agreement terminated as of December 31, 2020, and the Company no longer incurs incentive fees under the Investment Management Agreement as a result.

As of September 30, 2021 and 2020, $0 and $1.4 million, respectively, were included in “management and incentive fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

As of September 30, 2020 and 2019, $1.4 million and $2.2 million, respectively, were included in “management and incentive fees payable” in the accompanying Consolidated Statements of Assets and Liabilities.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to the administration agreement, MCC Advisors furnished us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimbursed MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. From time to time, our administrator was able to pay amounts owed by us to third-party service providers and we would subsequently reimburse our administrator for such amounts paid on our behalf. In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services (“U.S. Bancorp”). The administration agreement with MCC Advisors terminated by its terms on December 31, 2020. Effective January 1, 2021, US Bancorp serves as custodian and provides us with fund accounting and financial reporting services pursuant to the Fund Accounting Servicing Agreement and Administration Servicing Agreement. For the years ended September 30, 2021, 2020 and 2019, we incurred $0.6 million, $2.2 million, and $3.3 million in administrator expenses, respectively.

As of September 30, 2021 and 2020, $0.1 million and $0.2 million, respectively, were included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

Expense Support Agreement

On June 12, 2020, the Company entered into an expense support agreement (the “Expense Support Agreement”) with MCC Advisors and Medley LLC, pursuant to which MCC Advisors and Medley LLC agreed (jointly and severally) to cap the management fee and all of the Company’s other operating expenses (except interest expenses, certain extraordinary strategic transaction expenses and other expenses approved by the Special Committee (as defined in Note 10)) at $667,000 per month (the “Cap”). Under the Expense Support Agreement, the Cap became effective on June 1, 2020. On September 29, 2020, the board of directors, including all of the independent directors, extended the term of the Expense Support Agreement through the end of quarter ending December 31, 2020. The Expense Support Agreement expired by its terms at the close of business on December 31, 2020, in connection with the adoption of the internalized management structure by the board of directors.

Note 7. Related Party Transactions

Due to Affiliate

Due to affiliate consists of certain general and administrative expenses paid by an affiliate on behalf of the Company.

Note 8. Commitments

Insurance Reimbursements Related to Professional Fees

The Company has received insurance proceeds under its insurance policy primarily relating to the legal expenses associated with the dismissed stockholder class action, captioned as FrontFour Capital Group LLC, et al. v Brook Taube et al. During the year ended September 30, 2021, the Company received $2.1 million of insurance proceeds. During the year ended September 30, 2020, the Company received $6.1 million of insurance proceeds. The reimbursements have been recorded as an offset or reduction in professional fees and expenses on the Consolidated Statements of Operations.

Unfunded commitments

As of September 30, 2021 and 2020, we had commitments under loan and financing agreements to fund up to $4.9 million to six portfolio companies and $3.9 million to five portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2021 and 2020 is shown in the table below (dollars in thousands):

	September 30, 2021	September 30, 2020
Redwood Services Group, LLC - Revolver	$1,575	$1,050
1888 Industrial Services, LLC - Revolver	1,078	1,078
Alpine SG - Revolver	1,000	-
Kemmerer Operations, LLC - Delayed Draw Term Loan	908	908
NVTN LLC - DDTL	220	220
Black Angus Steakhouses, LLC - Super Priority DDTL	167	-
DataOnline Corp. - Revolver	-	179
NVTN LLC - Super Priority DDTL	-	500
Total unfunded commitments	$4,948	$3,935

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

Lease obligations

Effective January 1, 2019, ASC 842 required that a lessee evaluate its leases to determine whether they should be classified as operating or financing leases. PhenixFIN identified one operating lease for its office space. The lease commenced September 1, 2021 and expires November 30, 2026.

Upon entering into the lease on September 1, 2021, PhenixFIN recorded a right-of-use asset and a lease liability as of that date.

Total operating lease cost incurred by PhenixFIN for the year ended September 30, 2021 was $84,000. As of September 30, 2021, the asset related to the operating lease was $613,500 and is included in the Other assets balance on the Consolidated Balance Sheet. The lease liability was $(613,500) and is included in the Other liabilities balance on the Consolidated Balance Sheet. As of September 30, 2021, the remaining lease term was five years and the implied borrowing rate was 5.25%.

The following table shows future minimum payments under PhenixFIN’s operating lease as of September 30, 2021:

For the Years Ended September 30,	Amount
2022	$84,000
2023	144,000
2024	144,000
2025	144,000
2026	144,000
Thereafter	24,000
684,000
Difference between undiscounted and discounted cash flows	(70,466)
$613,534

Note 9. Fee Income

Fee income consists of origination/closing fees, amendment fees, prepayment penalty and other miscellaneous fees which are non-recurring in nature, as well as administrative agent fees, which are recurring in nature. The following table summarizes the Company’s fee income for the years ended September 30, 2021, 2020 and 2019 (dollars in thousands):

	For the Years Ended September 30
	2021	2020	2019
Administrative agent fee	$414	$192	$316
Prepayment fee	-	139	1,281
Amendment fee	94	171	306
Other fees	2,059	90	56
Origination fee	-	101	345
Fee income	$2,567	$693	$2,304

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

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

On January 26, 2018, the board of directors established the special committee of the Board, comprised solely of directors who are not “interested persons” of the Company as such term is defined in Section 2(a)(19) of the 1940 Act (the “Special Committee”), for the purpose of assessing the merits of various proposed strategic transactions. As compensation for serving on the Special Committee, each independent director received a one-time retainer of $25,000 plus reimbursement of out-of-pocket expenses, consistent with the Company’s policies for reimbursement of members of the board of directors. In addition, the chairman of the Special Committee received a monthly fee of $15,000 and other members received a monthly fee of $10,000. The Special Committee as well as the Transition Committee have each been dissolved and are each no longer in operation.

No board service compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the years ended September 30, 2021, 2020 and 2019, we accrued $1.0 million, $1.5 million, and $1.3 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of September 30, 2021, 2020 and 2019.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the years ended September 30, 2021, 2020 and 2019 (dollars in thousands, except share and per share amounts):

	For the Years Ended September 30
	2021	2020	2019
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$1,278	$(65,813)	$(96,575)
Weighted average shares of common stock outstanding - basic and diluted	2,677,891	2,723,709	2,723,709
Earnings (loss) per share of common stock - basic and diluted	$0.48	$(24.16)	$(35.46)

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended September 30, 2021, 2020, 2019, 2018 and 2017:

	For the Years Ended September 30
	2021	2020	2019	2018	2017
Per share data
Net Asset Value per share at Beginning of Period	$55.30	$79.46	$117.92	$169.04	$189.78

Results of Operations:
Net Investment Income/(Loss)(1)	6.92	(1.00)	(7.66)	4.55	13.35
Net Realized Gain/(Loss) on Investments	(15.86)	(18.35)	(41.18)	(32.76)	(26.83)
Net Unrealized Gain/(Loss) on Investments	9.47	(3.90)	14.13	(11.82)	7.95
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	-	-	-	0.17	0.40
Net loss on extinguishment of debt	(0.05)	(0.91)	(0.75)	(0.87)	(0.40)
Net Increase (Decrease) in Net Assets Resulting from Operations	0.48	(24.16)	(35.46)	(40.73)	(5.53)

Capital Share Transactions
Distributions from net investment income	-	-	(3.00)	(10.40)	(15.20)
Repurchase of common stock under stock repurchase program	1.30	-	-	-	-
Other(4)	-	-	-	0.01	(0.01)
Net Increase (Decrease) Resulting from Capital Share Transactions	1.30	-	(3.00)	(10.39)	(15.21)
Net Asset Value per share at End of Period	$57.08	$55.30	$79.46	$117.92	$169.04

Net Assets at End of Period	143,693,981	$150,619,517	$216,432,530	$321,178,727	$460,429,317
Shares Outstanding at End of Period	2,517,221	2,723,709	2,723,709	2,723,709	2,723,709

Per share market value at end of period	$42.90	$17.83	$51.80	$76.40	$119.40
Total return based on market value(2)	140.61%	(65.58%)	(29.91%)	(27.82%)	(12.73%)
Total return based on net asset value(3)	(4.60%)	(30.41%)	(29.47%)	(21.29%)	(0.68%)
Portfolio turnover rate	24.97%	5.66%	11.93%	26.46%	26.01%

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

The following is a schedule of ratios and supplemental data for the years ended September 30, 2021, 2020, 2019, 2018 and 2017:

	For the Years Ended September 30
	2021	2020	2019	2018	2017
Ratios:
Ratio of net investment/(loss) income to average net assets after waivers, discounts and reimbursements(5)	12.44%	(1.64%)	(7.96%)	3.37%	7.50%
Ratio of total expenses to average net assets after waivers, discounts and reimbursements(5)	9.26%	14.64%	25.62%	14.77%	12.35%
Ratio of incentive fees to average net assets after waivers(5)	0.00%	0.00%	0.00%	0.00%	0.18%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(5)(12)	9.26%	15.07%	25.62%	14.77%	12.17%
Percentage of non-recurring fee income(6)	7.94%	2.33%	4.29%	5.78%	6.23%
Average debt outstanding(7)	82,930,098	189,038,998	347,991,878	451,590,779	514,726,703
Average debt outstanding per common share	30.97	69.40	127.76	165.80	188.98
Asset coverage ratio per unit(8)	2,856	1,992	1,842	2,126	2,327
Total Debt Outstanding(13)
Revolving Credit Facility	-	-	-	-	68,000,000
Term Loan Facility	-	-	-	-	102,000,000
2021 Notes(11)	-	74,012,825	74,012,825	74,012,825	74,012,825
2023 Notes	77,846,800	77,846,800	77,846,800	89,846,800	102,846,800
Israeli Notes(10)	-	-	105,136,927	121,275,690	-
SBA Debentures	-	-	-	135,000,000	150,000,000

Average market value per unit:
2019 Notes(9)	N/A	N/A	N/A	N/A	25.39
2021 Notes(11)	N/A	23.61	24.82	25.48	25.80
2023 Notes	24.94	21.68	24.28	25.02	25.18
Israeli Notes(10)	N/A	N/A	254.43	273.95	N/A

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

(1)	Net investment income/(loss) excluding management and incentive fee waivers, discounts and reimbursements based on total weighted average common stock outstanding equals $6.92, $(3.35), $(7.66), $4.41, and $13.32 per share for the years ended September 30, 2021, 2020, 2019, 2018, and 2017, respectively.
(2)	Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period.
(3)	Total return is historical and assumes changes in NAV, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period.
(4)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(5)	For the year ended September 30, 2021, prior to the effect of Expense Support Agreement, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is 12.44%, 9.26%, 0.00%, and 9.26%, respectively.

For the year ended September 30, 2020, excluding management and incentive fee waivers, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is (5.94)%, 18.94%, 0.00%, and 18.94%, respectively.

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
As of September 30, 2021, the Company’s asset coverage was 285.6% after giving effect to leverage and therefore the Company’s asset coverage was above 200%, the minimum asset coverage requirement under the 1940 Act.
(9)	During the year ended September 30, 2017, the 2019 Notes were redeemed in full and ceased trading on February 17, 2017. The average price for the year ended September 30, 2017 reflects the period from October 1, 2016 through February 17, 2017.
(10)	During the year ended September 30, 2020, the Israeli Notes were redeemed in full and ceased trading on the TASE on April 14, 2020.
(11)	During the year ended September 30, 2021, the 2021 Notes were redeemed in full and ceased trading on November 20, 2020. The average price for the year ended September 30, 2021 reflects the period from October 1, 2020 through November 20, 2020.
(12)	Excludes incentive fees.
(13)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

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

The Company did not make any distributions during the years ended September 30, 2021 and 2020.

Note 14. Share Transactions

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program.

The following table sets forth the number of shares of common stock repurchased by the Company at an average price of $33.94 per share under its share repurchase program from February 10, 2021 through September 30, 2021:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
February 2021	13,082	$30.25 - $30.96	$397,384
March 2021	12,241	$30.25 - $34.42	393,938
April 2021	14,390	$33.11 - $34.89	491,469
May 2021	25,075	$34.56 - $39.93	976,440
August 2021	141,700	$41.03 - $42.28	5,944,213
Total	206,488		$8,203,444

The Company’s net asset value per share was increased by approximately $1.31 as a result of the share repurchases.

Note 15. Selected Quarterly Financial Data (Unaudited)

The following tables represent selected unaudited quarterly financial data for the Company during the years ended September 30, 2021 and 2020 (dollars in thousands, except per share amounts):

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Consolidated Statement of Operations data:
Total investment income	$4,368	$8,684	$6,454	$12,801
Net investment income	1,076	5,430	3,687	8,330
Total realized and unrealized gains/(losses)	(37,529)	1,539	4,100	14,768
Loss on extinguishment of debt	-	-	-	(122)
Net increase/(decrease) in net assets resulting from operations	(7,040)	6,969	7,787	(6,438)
Earnings per share	(2.63)	2.60	2.87	(2.36)
Net asset value per common share at period end	$57.08	$58.49	$55.91	$52.94

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2021

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Consolidated Statement of Operations data:
Total investment income	$4,420	$4,309	$5,301	$7,491
Net investment income/(loss)	(858)	(719)	(4,216)	3,073
Net realized and unrealized gain/(loss)	2,082	8,984	(73,663)	1,986
Change in provision for deferred taxes on unrealized gain/(loss) on investments	50	36	(86)	—
Loss on extinguishment of debt	—	(697)	(895)	(889)
Net increase/(decrease) in net assets resulting from operations	1,274	7,604	(78,860)	4,170
Earnings per share	0.47	2.79	(28.95)	1.53
Net asset value per common share at period end	$55.30	$54.83	$52.04	$80.99

Note 16. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items disclosed herein, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended September 30, 2021.

On November 9, 2021, the Company entered into an underwriting agreement, by and between the Company and Oppenheimer & Co. Inc., as representative of the several underwriters, in connection with the issuance and sale (the “Offering”) of $57,500,000 (including the underwriters’ option to purchase up to $7,500,000 aggregate principal amount) in aggregate principal amount of its 5.25% Notes due 2028 (the “2028 Notes”). The Offering occurred on November 15, 2021, pursuant to the Company’s effective shelf registration statement on Form N-2 previously filed with the SEC, as supplemented by a preliminary prospectus supplement dated November 8, 2021, the pricing term sheet dated November 9, 2021 and a final prospectus supplement dated November 9, 2021. Effective November 16, 2021, the 2028 Notes began trading on the NASDAQ Global Market under the trading symbol “PFXNZ.”

On November 15, 2021, the Company and U.S. Bank National Association, as trustee entered into a Fourth Supplemental Indenture to its base Indenture, dated February 7, 2012, between the Company and the Trustee. The Fourth Supplemental Indenture relates to the Offering of the 2028 Notes.

On November 15, 2021, the Company caused notices to be issued to the holders of the 2023 Notes regarding the Company’s exercise of its option to redeem $55,325,000 in aggregate principal amount of the issued and outstanding 2023 Notes on December 16, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal controls over financial reporting were effective as of September 30, 2021.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2021.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2021.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

(b) Exhibits:

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.2	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2020).

3.3	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.4	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.5	Amendment No. 1 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 7, 2019).

3.6	Amendment No. 2 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.7	Amendment No. 3 to the Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 16, 2021.)

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

4.2	Indenture, dated February 7, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.2 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-179237), filed on February 13, 2012).

4.3	First Supplemental Indenture, dated March 21, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 21, 2012).

4.4	Second Supplemental Indenture, dated March 18, 2013, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

4.5	Third Supplemental Indenture, dated December 17, 2015, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.6 to the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2 (File No. 333-187324), filed December 17, 2015).

4.6	Description of PhenixFIN Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-258913), filed on October 15, 2021.

10.1	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J.1 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.2	Form of Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.3	Settlement Term Sheet, dated April 15, 2019 (Incorporated by reference to the Current Report on Form 8-K, filed on April 17, 2019).

10.4	Stipulation of Settlement, dated July 29, 2019, by and among Medley Capital Corporation, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, Medley Management Inc., MCC Advisors LLC, Medley LLC and Medley Group LLC, on the one hand, and FrontFour Capital Group LLC and FrontFour Master Fund, Ltd., on behalf of themselves and a class of similarly situated stockholders of Medley Capital Corporation, on the other hand, in connection with the action styled In re Medley Capital Corporation Stockholder Litigation, Cons. C.A. No. 2019-0100-KSJM (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.5	Governance Agreement, dated July 29, 2019, by and among, Medley Capital Corporation, on the one hand, and FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, on the other hand (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.6	Standstill Agreement, dated as of August 19, 2020, by and between the Medley Capital Corporation and Howard Amster and the other persons and entities identified therein (Incorporated by reference to the Current Report on Form 8-K filed on August 21, 2020).

10.7	Fund Accounting Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on December 11, 2020).

10.8	Administration Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on December 11, 2020).

14.1	Code of Ethics & Insider Trading Policy of the Registrant (Incorporated by reference to Exhibit 99.R to the Registrant’s Registration Statement on Form N-2 (File No. 333-258913), filed on August 19, 2021.

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:

December 20, 2021

PhenixFIN Corporation

By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer
(Principal Accounting and Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on December 20, 2021.

/s/ David Lorber	Chief Executive Officer and Chairman of the
David Lorber	Board of Directors (Principal Executive Officer)

/s/ Ellida McMillan	Chief Financial Officer
Ellida McMillan	(Principal Accounting and Financial Officer)

/s/ Arthur S. Ainsberg	Director
Arthur S. Ainsberg

/s/ Karin Hirtler-Garvey	Director
Karin Hirtler-Garvey

/s/ Lowell Robinson	Director
Lowell Robinson

/s/ Howard Amster	Director
Howard Amster