Form 10-K/A
period 2021-09-30
PhenixFIN Corp
filed 2022-01-28
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 1-35040

PHENIXFIN CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-4576073
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

445 Park Avenue, 10th Floor New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(212) 859-0390

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PFX	NASDAQ Global Market
6.125% Notes due 2023	PFXNL	NASDAQ Global Market
5.25% Notes due 2028	PFXNZ	NASDAQ Global Market

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2021 was $79,167,958. The Registrant had 2,517,221 shares of common stock, $0.001 par value, outstanding as of January 21, 2022.

i

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

PhenixFIN Corporation, a Delaware corporation, or together with its subsidiaries, where applicable, the Company, which may also be referred to as “we”, “us” or “our”, is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, which was filed with the SEC on December 20, 2021 (the “Form 10-K”). The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Form 10-K.

This Form 10-K/A does not amend any other information set forth in the Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our business and affairs are managed under the direction of our Board of Directors. The Board of Directors currently consists of five members, four of whom are not “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act. We refer to these four individuals as our independent directors. Our Board of Directors elects our officers, who serve at the discretion of the Board of Directors. The responsibilities of each director include, among other things, oversight of our investment activity, quarterly valuation of our assets, and oversight of our financing arrangements. The Board of Directors has also established an audit committee, a nominating and corporate governance committee and a compensation committee and may establish additional committees in the future.

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

Directors

Information regarding the Board of Directors is as follows:

Name, Address, and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director

Interested Directors
David A. Lorber, 43	Director Chief Executive Officer	Class I Director since 2019; Term expires 2024	Chairman and Chief Executive Officer of the Company; Co-Founder and Portfolio Manager of FrontFour Capital; Co-Founder and Principal of FrontFour Corp.	Director of FrontFour Capital and Ferro Corporation.

Name, Address, and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director

Independent Directors
Arthur S. Ainsberg, 75	Director	Class II Director, since 2011; Term expires 2022	President of Ainsberg Associates	Former director of AG Mortgage Investment Trust; Nomura Securities International, Inc.; Nomura Global Financial Products, Inc.; Nomura Holding America, Inc.; and National Financial Partners Corporation
Howard Amster, 74	Director	Class I Director since 2020; Term expires 2024	President, Pleasant Lake Apts. Corp. (since 1992); Principal and registered representative, investment advisor and financial options and operations principal, Ramat Securities Ltd. (since 1998); Registered Representative, McDonald Partners LLC (2015-July 2020).	Director, Novation Companies, Inc.; Director and member of the Executive Committee of Horizon Group Properties, Inc.
Karin Hirtler-Garvey, 65	Director	Class III Director since 2011; Term expires 2023	See “Other Directorships Held by Director During Past 5 Years”	Director of ProSight Global Inc.; USAA Federal Savings Bank; VA Capital Management; and Victory Capital Management. Previously director of ARO Liquidation Inc., the successor company to Aeropostale, Inc.; Aeropostale Inc.; Validus Holdings Ltd.; StarStone and Western World Insurance Group
Lowell W. Robinson, 73	Director	Class III Director since 2019; Term expires 2023	See “Other Directorships Held by Director During Past 5 Years”

Director of Barnes and Noble Education; the New York Academy of Science. Former director of Starboard Value Acquisition Corporation; Aratana Therapeutics, Inc.; ShopHQ; SITO Mobile, Ltd.; Higher One Holdings, Inc.

(1)	The business address of the directors is c/o PhenixFIN Corporation, 445 Park Avenue, 10th Floor, New York, NY 10022.

David A. Lorber is an “interested person” of the Company as defined in the 1940 Act due to his position as Chief Executive Officer of the Company. He was appointed Chairman of the Board of Directors of the Company and Chief Executive Officer effective January 1, 2021. He is a Co-Founder of FrontFour Capital, an investment adviser, and serves as a Portfolio Manager since January 2007. He is also a Co-Founder of FrontFour Corp., an investment adviser, and has been a Principal since January 2011. Previously, Mr. Lorber was a Senior Investment Analyst at Pirate Capital LLC, a hedge fund, from 2003 to 2006. He was an Analyst at Vantis Capital Management LLC, a money management firm and hedge fund, from 2001 to 2003 and an Associate at Cushman & Wakefield, Inc., a global real estate firm, from 2000 to 2001. Mr. Lorber serves as a director of FrontFour Capital and Ferro Corporation (NYSE:FOE), a leading producer of specialty materials and chemicals for manufacturers, since May 2013, where he is also Lead Director, Chairman of its Governance & Nomination Committee and a member of its Compensation Committee. Mr. Lorber earned his B.S. from Skidmore College.

Mr. Lorber’s position as Chief Executive Officer of the Company and his significant financial and investment industry background as well as his board experience and corporate governance awareness from his current and past service as a director allow him to provide valuable advice and guidance to our Board of Directors.

Independent Directors

Arthur S. Ainsberg is not an “interested person” of the Company as defined in the 1940 Act. Mr. Ainsberg has over 40 years of experience in the financial services industry and a deep understanding of public and accounting matters for financial service companies. Mr. Ainsberg served as a director, Chairman of the Audit Committee and member of the Compliance Committee of Nomura Securities International, Inc. (the U.S. based broker-dealer of The Nomura Group) from 1996 through December 2014. In September 2012, Mr. Ainsberg was named to the Board of Directors of Nomura Global Financial Products, Inc., and in July 2013, he was named to the Board of Directors of Nomura Holding America, Inc., and served on each board through December 2014. In May 2013, Mr. Ainsberg was named to the Board of Directors of AG Mortgage Investment Trust, a NYSE company structured as a REIT investing in various types of mortgage investments, and served in such capacity until June 2020. From July 2003 through May 2012, Mr. Ainsberg served as a director for National Financial Partners Corporation, an independent financial services distribution company. From August 2009 through June 2011, Mr. Ainsberg served as Chief Operating Officer of Lehman Brothers Inc. in liquidation, the largest and most complex bankruptcy in the United States. Prior to this engagement, Mr. Ainsberg served as the Independent Consultant for Morgan Stanley & Co. from December 2003 until July 2009, under the Global Research Analyst Settlement, and was responsible for selecting and monitoring the providers of independent research for the clients of Morgan Stanley. Previously, Mr. Ainsberg was Chief Operating Officer at two investment partnerships, Brahman Capital Corp. from 1996 to 2000 and Bessent Capital Corp. during 2001. He also served as Chairman of the New York State Board for Public Accountancy from 1999 to 2000 and was a member of that board from 1993 to 2001. From 1998 to 2000, he was also a member of the Board of District 10 of the National Association of Securities Dealers. Mr. Ainsberg is also the author of Shackleton: Leadership Lessons from Antarctica (2008) and the co-author of Breakthrough: Elizabeth Hughes, the Discovery of Insulin, and the Making of a Medical Miracle (2010).

Mr. Ainsberg has extensive experience in the financial services industry and a deep understanding of public and financial accounting matters for financial services companies.

Howard Amster is not an “interested person” of the Company as defined in the 1940 Act. Mr. Amster has acted as a General Partner and owner of apartment projects totaling approximately 900 suites in Cleveland, OH. Since 1998, he has acted Principal and registered representative, investment advisor, and financial options and operations principal of Ramat Securities Ltd. (a formerly registered securities brokerage firm), engaged in proprietary trading and investments. From 2015 until July 2020, Mr. Amster was a registered representative of McDonald Partners LLC (a registered securities brokerage firm). Since 2001, he serves as a member of the Board and the Executive Committee and as a major shareholder of Horizon Group Properties Inc., a real estate operating company (formerly a publically held REIT) owning and managing outlet malls, and a shopping center totaling approximately 2 million square feet of space. Since 2009, Mr. Amster serves as a director of Novation Companies, Inc., a home health care company. From 1988 to January 2020, Mr. Amster was a major shareholder and served as a director of Maple Leaf Financial and its subsidiary Geauga Savings Bank based in Newbury, OH. He was chairman of its asset-liability committee, and was a member of the loan, personnel, and executive committees. In early 2020, the holding company and the bank were acquired by Farmers National Banc Corp. (ticker symbol FMNB).

Mr. Amster has extensive experience in the securities industry, has been both an investment advisor and a proprietary investor and has served as a director of various companies in the financial sector. He also has a significant investment position in the Company, aligning his interests with stockholders.

Karin Hirtler-Garvey is not an “interested person” of the Company as defined in the 1940 Act. Ms. Hirtler-Garvey serves as a Director of USAA Federal Savings Bank, a privately held consumer bank, where she formerly served as the Compensation Committee Chair from June 2018 to December 2019, and also serves as the Risk Committee Chair since 2010 and as a member of its Finance and Audit, Risk, and Nominating and Corporate Governance Committees. She also serves as a Director of ProSight Global Holdings Inc., a privately held specialty insurance company, since August 2021 where she chairs the Audit Committee and serves as a member of the Risk Committee. She also serves as a Director of VA Capital Management, a privately held annuities firm, since August 2018, and a Director of Victory Capital Holdings, a publicly traded asset management firm, since October 2014, where she chairs the Audit Committee. Ms. Hirtler-Garvey served as a Director of StarStone, a specialty insurance company, from December 2019 to November 2020, Western World Insurance Group from December 2006 to June 2019, and chaired the Audit Committee from December 2009 to June 2019, and also served as a Member of its Compensation Committee and Pension Committee from April 2011 to September 2014. From August 2017 to August 2018, she served as a Director of Validus Holdings Ltd., the publicly-traded parent company of Western World. Ms. Hirtler-Garvey also served on the board of ARO Liquidation Inc., the successor company to Aeropostale, Inc., where she served as the Chairman of the Board of Directors from February 2012 to May 2016. Ms. Hirtler-Garvey served on the board of Aeropostale from August 2005 to April 2018 where she was the lead independent director and served as a member of the Nominating and Corporate Governance Committee and Chairperson of the Audit Committee. From May 2009 to December 2011, Ms. Hirtler-Garvey was the Chief Risk Executive for Ally Financial Inc. From June 2008 to June 2009, Ms. Hirtler-Garvey also served as a Director for Residential Capital LLC, a subsidiary of GMAC. From March 2005 to December 2008, Ms. Hirtler-Garvey was a principal in a start-up real estate development venture based in New Jersey. From 1995 to 2005, Ms. Hirtler-Garvey held various senior level management positions at Bank of America, including Chief Operating Officer, Global Markets, President of Trust and Credit Banking Products, and Chief Financial Officer/Chief Operating Officer for the Wealth and Investment Management division. Ms. Hirtler-Garvey is a C.P.A.

Ms. Hirtler-Garvey has had a lengthy tenure in the financial services industry, where she has accumulated extensive experience in senior management positions.

Lowell W. Robinson is not an “interested person” of the Company as defined in the 1940 Act. Mr. Robinson is an experienced executive with over thirty years of senior global strategic, financial, M&A, operational, turnaround and governance experience. From 2007 through 2009, Mr. Robinson served as the Chief Financial Officer and Chief Operating Officer of MIVA, Inc. (formerly NASDAQ:MIVA), an online advertising network, after initially joining the company in 2006 as its Chief Financial Officer and Chief Administrative Officer. Previously, from 2000 to 2002, he served as the Chief Financial Officer and Chief Administrative Officer at HotJobs.com Ltd. (formerly NASDAQ:HOTJ), an online recruiting and job search engine that was sold to Yahoo! Inc. Mr. Robinson was the Chief Financial Officer and Chief Administrative Officer at PRT Group Inc. (formerly NASDAQ:PRTG), a software and IT services company that he helped take public, from 1997 through 1999. Mr. Robinson also previously held senior financial positions at Advo, Inc. (formerly NYSE:AD), a leading direct-mail and marketing services company, Citigroup Inc. (NYSE:C), Uncle Bens Inc., a subsidiary of Mars, Incorporated, and Kraft Foods Inc. (formerly NYSE:KFT). Mr. Robinson currently serves on the Board of Directors of Barnes and Noble Education Inc. (NYSE:BNED), where he chairs the Audit Committee and is a member of the Compensation Committee. He previously served as a director of each of Starboard Value Acquisition Corporation (until its merger with Cyxtera Technologies Inc. (NASDAQ:CYXT) in July 2021), Aratana Therapeutics, Inc. (NASDAQ: PETX), a commercial-stage biopharma company focused on pet products (May 2018 to July 2019), ShopHQ, a digital omnichannel home shopping network (March 2014 to June 2018), SITO Mobile, Ltd. (NASDAQ:SITO), a mobile engagement platform provider (April 2017 to June 2017), Higher One Holdings, Inc. (formerly NYSE:ONE), a financial technology company focused on providing cost-saving solutions (June 2014 to August 2016), The Jones Group, Inc. (formerly NYSE:JNY), an American designer, marketer and wholesaler of branded clothing, shoes and accessories (2005 to April 2014), Independent Wireless One Corp., Diversified Investment Advisors Inc. and Edison Schools Inc. Since September 2018, Mr. Robinson serves on the Executive Committee and Board of Directors of The New York Academy of Science, a not-for-profit organization dedicated to driving innovative solutions to society’s challenges by advancing scientific research, education and policy. He previously was on the non-profit boards of The Council for Economic Education, The Metropolitan Opera Guild, the Smithsonian Libraries and the University of Wisconsin School of Business, where he currently is on the Advisory Board for its Department of Economics. Mr. Robinson earned his M.B.A. from Harvard Business School and B.A. in Economics from the University of Wisconsin.

Mr. Robinson’s broad diversified expertise in various industries, including financial services, corporate finance, M&A and turnaround experience, as well as his experience serving as a director of numerous public companies makes him well qualified to serve on our Board of Directors.

Executive Officers

Information regarding our executive officers who are not directors of the Company are as follows:

Name, Address, and Age(1)	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years

Ellida McMillan, 53	Chief Financial Officer and Chief Accounting Officer	Chief Financial Officer and Chief Operating Officer (April 2017 – February 2020) and Chief Accounting Officer, Secretary and Treasurer (November 2013 – April 2017) of Alcentra Capital Corporation.

(1)	The business address of the executive officers is c/o PhenixFIN Corporation, 445 Park Avenue, 9th Floor, New York, NY 10022.

Ellida McMillan is the Chief Financial Officer and Chief Accounting Officer of the Company. She served as Chief Financial Officer and Chief Operating Officer of Alcentra Capital Corporation, a NASDAQ-traded BDC, from April 2017 until it merged into Crescent Capital BDC, Inc. in February 2020.  Previously, beginning in November 2013, she served as Chief Accounting Officer, Treasurer and Secretary of Alcentra Capital. At Alcentra Capital she developed the company’s financial and operating infrastructure, oversaw its IPO and initial NASDAQ listing, and participated in all corporate M&A and strategic processes involving the company.

Board Leadership Structure

Our Board of Directors monitors and performs an oversight role with respect to the business and affairs of the Company, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of service providers to the Company. Among other things, our Board of Directors oversees the activities of our executive officers and other management personnel responsible for the Company’s investment portfolio and operations, and approves the engagement, and reviews the performance of, our independent registered public accounting firm.

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

Presently, Mr. Lorber serves as the Chairman of our Board of Directors. Mr. Lorber is an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company because he is Chief Executive Officer of the Company.

The currently designated lead independent director of our Board of Directors is Mr. Ainsberg.

Our corporate governance policies include regular meetings of the independent directors in executive session without the presence of the interested director and management, the establishment of the Audit Committee, the Nominating and Corporate Governance Committee, the Compensation Committee, and the appointment of a Chief Compliance Officer, with whom the independent directors meet regularly without the presence of the interested director and other members of management, for administering our compliance policies and procedures.

We recognize that different board leadership structures are appropriate for companies in different situations. We re-examine our corporate governance policies on an ongoing basis to ensure that they continue to meet the Company’s needs.

Board of Directors Role in Risk Oversight

Our Board of Directors performs its risk oversight function primarily through (a) its standing Nominating and Corporate Governance Committee and Audit Committee, each of which report to the entire Board of Directors and are comprised solely of independent directors, and (b) active monitoring of our Chief Compliance Officer and our compliance policies and procedures.

As described below in more detail under “Committees of the Board of Directors,” the Audit Committee assists the Board of Directors in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing the Company’s accounting and financial reporting processes, the Company’s systems of internal controls regarding finance and accounting, and audits of the Company’s financial statements.

Our Board of Directors also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. Every quarter, the Board of Directors reviews a report from the Chief Compliance Officer discussing the adequacy and effectiveness of the compliance policies and procedures of the Company and its service providers. The Chief Compliance Officer’s quarterly report addresses the following: (a) the operation of the compliance policies and procedures of the Company and its service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s quarterly review; and (d) any compliance matter that has occurred since the date of the last report about which the Board of Directors would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer meets separately in executive session with the independent directors at least once each year.

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

Committees of the Board of Directors

An Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee have been established by our Board of Directors. During the fiscal year of 2021, our Board of Directors held 13 meetings, 6 Audit Committee meetings, 1 Nominating and Corporate Governance Committee meeting, and 8 Compensation Committee meetings. All directors attended at least 75% of the aggregate number of meetings of the Board of Directors and of the respective committees on which they serve. We require each director to make a diligent effort to attend all Board of Directors’ and committee meetings as well as each annual meeting of our stockholders.

Audit Committee. The Audit Committee operates pursuant to a charter approved by our Board of Directors, a copy of which is available on our website at http://www.phenixfc.com. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting the independent registered public accounting firm for the Company, reviewing with such independent registered public accounting firm the planning, scope and results of its audit of the Company’s financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing the Company’s annual financial statements and periodic filings and receiving the Company’s audit reports and financial statements. The Audit Committee also establishes guidelines and makes recommendations to our Board of Directors regarding the valuation of our investments. The Audit Committee is responsible for aiding our Board of Directors in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board of Directors and the Audit Committee utilize the services of nationally recognized third-party valuation firms to help determine the fair value of these securities. The Audit Committee is currently composed of Karin Hirtler-Garvey (chair), Arthur S. Ainsberg, and Lowell W. Robinson, each of whom is independent as set forth in the listing rules and regulations of the NASDAQ Stock Market LLC (the “NASDAQ Listing Rules”) and is not an “interested person” (as that term is defined in Section 2(a)(19) of the 1940 Act) of the Company. Karin Hirtler-Garvey serves as Chair of the Audit Committee. Our Board of Directors has determined that each of Karin Hirtler-Garvey, Arthur S. Ainsberg, and Lowell W. Robinson is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Each of Karin Hirtler-Garvey, Arthur S. Ainsberg, and Lowell W. Robinson meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act.

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

The Nominating and Corporate Governance Committee seeks candidates who possess the background, skills and expertise to make a significant contribution to the Board of Directors, the Company and its stockholders. In considering possible candidates for election as a director, the Nominating and Corporate Governance Committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting directors who:

●	are of high character and integrity;

●	are accomplished in their respective fields, with superior credentials and recognition;

●	have relevant expertise and experience upon which to be able to offer advice and guidance to management;

●	have sufficient time available to devote to the affairs of the Company;

●	are able to work with the other members of the Board of Directors and contribute to the success of the Company;

●	can represent the long-term interests of the Company’s stockholders as a whole; and

●	are selected such that with the other members of the Board of Directors represent a range of backgrounds and experience.

The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board of Directors as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board of Directors, when identifying and recommending director nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Nominating and Corporate Governance Committee’s goal of creating a Board of Directors that best serves the needs of the Company and the interest of its stockholders. The Nominating and Corporate Governance Committee is currently composed of Arthur S. Ainsberg (chair), Howard Amster and Karin Hirtler-Garvey, each of whom is independent as set forth in the NASDAQ Listing Rules and is not an “interested person” (as defined in Section 2(a)(19) of the 1940 Act) of the Company.

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

Communication with the Board of Directors

Stockholders with questions about the Company are encouraged to contact the Company’s investor relations department. However, if stockholders believe that their questions have not been addressed, they may communicate with the Company’s Board of Directors by sending their communications to Investor Relations, c/o PhenixFIN Corporation, 445 Park Avenue, 10th Floor, New York, NY 10022. All stockholder communications received in this manner will be delivered to one or more members of the Board of Directors.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports are established by the rules of the Securities and Exchange Commission, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of the copies of such reports and written representations delivered to the Company by such persons, we believe that there were no failures to comply with Section 16(a) reporting requirements by such persons during the Company’s fiscal year ended September 30, 2021, except for one late Form 4 filing reporting one transaction by Ms. McMillan.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics which applies to our Chief Executive Officer, our Chief Financial Officer, our chief accounting officer (which role is currently fulfilled by our CFO) and our controller. The Company’s Code of Business Conduct and Ethics can be accessed via our website at http://www.phenixfc.com. The Company intends to satisfy disclosure requirements of any amendments to or waivers from any required provision of the Code of Ethics via posting such information on its internet website.

Item 11. Executive Compensation

Compensation Discussion & Analysis

The following Compensation Discussion and Analysis (“CD&A”) provides information relating to the compensation of the Company’s Named Executive Officers, (“NEOs”) for the fiscal year ended September 30, 2021, who were:

●	David A. Lorber, Chairman of the Board of Directors and Chief Executive Officer;

●	Ellida McMillan, Chief Financial Officer;

●	Brook Taube, Former Chairman of the Board of Directors and Former Chief Executive Officer; and

●	Richard T. Allorto, Jr., Former Chief Financial Officer.

Messrs. Taube and Allorto served in their respective capacities as Chief Executive Officer and Chief Financial Officer prior to January 1, 2021. Effective January 1, 2021, our Board of Directors approved internalizing our operating structure, which we refer to as the “Internalization.” As a result, we began operating as an internally managed non-diversified closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act. Under the external management structure, we had no employees and no employment agreements with any of our executive officers and were not obligated to make any payments to any of our executive officers upon termination of employment or a change in control of us. In connection with the Internalization, Messrs. Taube and Allorto ceased serving in such roles effective January 1, 2021. Effective January 1, 2021, Mr. Lorber began service as Chairman and Chief Executive Officer, and Ms. McMillan began service as Chief Financial Officer.

Compensation Philosophy and Objectives

Our executive compensation program is designed to attract and retain key executives, motivate them to achieve our business objectives, and reward them for performance.

The compensation program for our NEOs is structured to reflect what we believe to be appropriate practices in corporate governance and executive compensation. The Compensation Committee has the primary authority to establish compensation for the NEOs and administers all executive compensation arrangements and policies. The Company’s Chief Executive Officer assists the Compensation Committee by providing recommendations regarding the compensation of NEOs. The Compensation Committee exercises its discretion by modifying or accepting these recommendations. The Chief Executive Officer routinely attends a portion of the Compensation Committee meetings. However, the Compensation Committee typically also meets in executive session without the Chief Executive Officer when discussing compensation matters and on other occasions as determined by the Compensation Committee.

The Compensation Committee takes into account competitive market practices with respect to the salaries and total direct compensation of the NEOs. Members of the Compensation Committee consider market practices by reviewing public information for executives at comparable peers.

The Compensation Committee has authority to engage independent compensation consultants to assist the Compensation Committee and provide advice on a variety of compensation matters relating to NEO compensation, other key employee and independent director compensation, incentive compensation plans and compensation trends and best practices. Although compensation consultants may work directly with management on behalf of the Compensation Committee, any such work is under the ultimate control and supervision of the Compensation Committee.

The Compensation Committee retained Pearl Meyer & Partners LLC (“Pearl Meyer”) as an independent compensation consultant to provide such compensation consulting services for fiscal year 2021, including to benchmark and opine on market competitive compensation levels and mix necessary to attract and retain quality executive officers and independent directors. Pearl Meyer received input from Company management regarding the Company’s strategic goals and the manner in which executive compensation supports these goals. The Compensation Committee evaluated Pearl Meyer’s independence from the Company and determined that Pearl Meyer is independent primarily because it does not work for management of the Company, receives no compensation from the Company other than its work in advising the Compensation Committee and maintains no other economic relationships with the Company or any of its affiliates.

Assessment of Market Data

In assessing the competitiveness of executive compensation levels, the Compensation Committee analyzes market data of certain peer companies, including internally managed BDCs. This analysis focuses on the compensation practices at companies reasonably comparable in management structure, asset size, typical investment size and type and general business scope as compared to the Company. Each key element of compensation is reviewed, including: base salary, annual bonuses and any short- and/or long-term incentives.

In regard to other internally managed BDCs like the Company, the Compensation Committee considers the compensation practices and policies pertaining to executive officers as detailed in their company’s respective proxies, research analysts’ reports and other publicly available information. The Compensation Committee may also rely on other available information to compare compensation practices and policies.

Items taken into account from comparable companies include, but are not necessarily limited to, base compensation, bonus compensation, stock option awards, restricted stock awards and other compensation. In addition to actual levels of compensation, the Compensation Committee also considers other approaches comparable companies are taking with regard to overall executive compensation practices. Finally, in addition to analyzing comparable companies, the Compensation Committee also evaluates the relative cost structure of the Company as compared to peer companies.

Assessment of Company Performance

The Compensation Committee believes that improving financial performance coupled with improving stockholders’ returns as well as proportional employee compensation are essential components for the Company’s long-term business success. Accordingly, much emphasis is focused on increasing net asset value per share and net investment income. These metrics, along with stock price performance, are the key performance measures the Compensation Committee uses in its assessment of financial performance.

The Company’s investment objective is to generate current income and capital appreciation. The management team seeks to achieve this objective primarily through making loans, private equity or other investments in privately-held companies. Such investments are key drivers to stockholder returns and value. Achieving this strategy requires a methodical approach and active monitoring and management of our investment portfolio over time. A meaningful part of the Company’s employee base is dedicated to the maintenance of asset values, the generation of new investment opportunities and sustaining and growing our net asset value, and thus stockholder returns and value. The Compensation Committee believes that stability of the management team is critical to achieving successful implementation of the Company’s strategies. Further, the Compensation Committee, in establishing and assessing executive salary and bonuses, is focused on the Company’s results as compared to its performance prior to undergoing the Internalization and not solely the performance of the Company relative to other comparable companies or industry metrics.

Executive Compensation Components

Overview

For fiscal year 2021, the components of the Company’s direct compensation for NEOs included base salary and discretionary cash bonuses. The Compensation Committee analyzed the competitiveness of the components of compensation described herein on both an individual and aggregate basis. The Compensation Committee believes that the total compensation paid to the NEOs for the fiscal year ended September 30, 2021 is consistent with the overall objectives of the Company.

The Compensation Committee designs each NEO’s direct compensation package to appropriately reward the NEO for his or her contribution to the Company. The judgment and experience of the Compensation Committee are weighed with individual and Company performance metrics and in consultation with the Compensation Committee’s independent third-party compensation consultant and the Company’s Chief Executive Officer to determine the appropriate mix of compensation. The Compensation Committee does not target a specific level of compensation relative to market practice; rather, it used such data as a reference point when establishing compensation levels for NEOs. Cash compensation consisting of base salary and discretionary target bonuses tied to achievement of corporate objectives, are intended to motivate NEOs to remain with the Company and work to achieve expected business objectives. At the current time, the Compensation Committee did not include any element of long term incentive consideration; though, the Compensation Committee intends to review the elements of the compensation arrangements of our executive officers from time to time. Each of Mr. Lorber and Ms. McMillan serves at the pleasure of the Board of Directors, and neither is party to an employment agreement with the Company.

For additional information regarding the compensation of the NEOs for fiscal year 2021, please refer to “2021 Compensation Determination” and “Compensation of Executive Officers.”

Base Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of the NEOs in their roles. In connection with establishing the base salary of each NEO, the Compensation Committee and management consider a number of factors, including the seniority and experience level of the individual, the functional role of the position, the level of the individual’s responsibility, the ability to replace the individual, the past base salary of the individual and the budgetary constraints of the Company. In addition, the Compensation Committee considers the base salaries paid to comparably situated executive officers and other competitive market practices. Relevant data is provided to the Compensation Committee by its independent third-party compensation consultant.

The salaries of the NEOs are reviewed on an annual basis. The leading factors in determining increases in salary level are individual performance, Company performance, budgetary constraints and competitive pressures.

For calendar year 2021, Mr. Lorber received an annual base salary of $425,000, 9/12ths of which (or $314,935.85) was received during fiscal year 2021. For calendar year 2021, Ms. McMillan received an annual base salary equal to $300,000, 9/12ths of which (or $222,307.69)was received during fiscal year 2021. Such amounts were determined to be appropriate with respect to the roles and responsibilities of the NEOs. The Compensation Committee’s goal in setting the base salary levels for the NEOs is to adequately compensate the NEOs for expected base levels of performance and provide for the adequate retention of the NEOs. The Compensation Committee believes that the base salaries were competitive in the marketplace, consistent with budgetary constraints, and appropriate as a key component of an overall compensation package.

Annual Cash Bonuses

Annual cash bonuses are intended to reward individual performance during the year and can therefore be highly variable from year to year. Cash bonus awards for the NEOs are generally determined by the Compensation Committee annually on a discretionary basis based on performance criteria, particularly corporate and individual performance goals and other measures. Should actual performance exceed expected performance criteria, the Compensation Committee may adjust individual cash bonuses to take such superior performance into account. Likewise, should actual performance fall below expected performance criteria, the Compensation Committee may adjust individual cash bonuses to take such performance into account.

For 2021, Mr. Lorber was eligible to earn discretionary annual bonus payments of up to 100% of his base salary, as determined by the Compensation Committee in the manner described herein. With the approval of the Compensation Committee, Mr. Lorber received the full 100% cash bonus amounts for 2021, totaling $425,000. For 2021, Ms. McMillan was eligible to earn discretionary annual bonus payments of up to 66.67% of her base salary, as determined by the Compensation Committee in the manner described herein. With the approval of the Compensation Committee, Ms. McMillan received discretionary cash bonus amounts for 2021 totaling the full targeted amount of $200,000.

The Compensation Committee considered several major achievements as well as other factors when evaluating the cash bonuses paid to NEOs for 2021. The Compensation Committee also consulted with its independent compensation consultant, considered the NEOs’ employment arrangements and also took into account Company budgetary constraints. The net result of these considerations resulted in the aforementioned discretionary annual cash bonuses being paid to the NEOs. In particular, cash bonuses paid to NEOs for 2021 performance included recognition of the Company’s successful transition to an internally managed operating structure, improved financial results, improved stock price performance, and key operational achievements.

The Compensation Committee did not accord specific weights to these achievements or the other factors and used discretion in determining the cash bonus amount allocated to each executive for 2021. The amount of the annual cash bonus paid to each NEO for 2021 is presented under the caption entitled “Compensation of Executive Officers - Summary Compensation Table.” The Compensation Committee believes that these annual cash bonus awards are individually appropriate based on 2021 performance. Such bonuses comprise a key component of the Company’s overall compensation program.

1940 Act Restrictions on Company Performance Based Compensation

The 1940 Act provides that a BDC may maintain either an equity incentive plan or a “profit-sharing plan,” but not both, for its NEOs and other employees.

The term “profit-sharing plan” is very broadly defined in the 1940 Act but in this context is generally viewed as referring to incentive and other compensation being directly tied to a company’s gross or net income or any other indicia of the company’s overall financial performance, such as realized gains or losses and unrealized appreciation or depreciation on investments. In this regard, the SEC has indicated that a compensation program possesses profit-sharing characteristics if a company is obligated to make payments under the program based on company performance metrics.

Presently, the Company does not maintain an equity incentive plan or a profit sharing plan, given the Company has only operated for a relatively brief period under an internally-managed structure. However, the Compensation Committee continues to review these options as it explores potentially implementing a long-term incentive plan.

Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally disallows a tax deduction to public companies to the extent compensation paid to any “covered employee” exceeds $1 million in a given taxable year. If we pay any of our “covered employees” compensation in excess of $1 million for any taxable year, the Company generally cannot deduct such excess compensation for U.S. federal income tax purposes. For purposes of Section 162(m), a “covered employee” includes our CEO and our CFO and any other NEO that the Company may designate in the future. In addition, once a person is determined to be a covered employee, such person continues to be a covered employee regardless of whether such person remains an NEO.

While the Compensation Committee considers the deductibility of compensation as one factor in determining executive compensation, the Compensation Committee also considers other factors in making compensation decisions as noted herein and retains the flexibility to authorize amounts and forms of compensation that it determines to be consistent with the goals of our executive compensation program even if such compensation is not deductible by the Company for tax purposes.

Risk Management and Compensation Policies and Practices

We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company. In addition, the Compensation Committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks.

The Compensation Committee has reviewed the elements of executive compensation to determine whether any portion of executive compensation encourages excessive risk taking and concluded: compensation is allocated among base salaries and discretionary cash bonuses in such a way as to not encourage excessive risk-taking.

Specifically, discretionary compensation decisions that are under the exclusive purview of the Compensation Committee include subjective considerations that restrain the influence of formulae or objective-driven determinations that might lead to excessive risk taking.

Stockholder Advisory Vote on Executive Compensation

In accordance with applicable regulations, the Company will hold its first advisory votes at the Company’s 2022 annual meeting, whereby Company stockholders will vote, on an advisory basis, on each of (i) the frequency at which shareholders will conduct advisory votes regarding executive compensation of NEOs and (ii) the approval of the compensation of the NEOs as disclosed pursuant to Item 402 of Regulation S-K.

Conclusion

We believe that our compensation policies and objectives are designed to fairly compensate, retain and motivate our NEOs and to ultimately reward them for outstanding performance. The retention and motivation of our NEOs should enable us to grow strategically and position ourselves competitively in the market in which we operate.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussions with management, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K/A for the year ended September 30, 2021.

COMPENSATION COMMITTEE MEMBERS

Lowell Robinson, Chair

Arthur Ainsberg

Karin Hirtler-Garvey

Howard Amster

The information contained in the report above shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent specifically incorporated by reference therein.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth compensation of the Company’s NEOs, for the fiscal year ended September 30, 2021:

Name and Principal Position	Year(1)	Salary(2)	Bonus(3)	All Other Compensation 4)	Total
David A. Lorber Chairman of the Board of Directors and Chief Executive Officer	2021	$314,935.85	$425,000.00	$34,288.00	$774,223.85

Ellida McMillan Chief Financial Officer	2021	$222,307.69	$200,000.00	$50,000.00	$472,307.69

Brook Taube(5) Former Member of the Board of Directors and Former Chief Executive Officer	2021	-	-	-	-

Richard T. Allorto, Jr.(5) Former Chief Financial Officer	2021	-	-	-	-

(1)	The Company completed the Internalization effective January 1, 2021, prior to which period the Company did not directly compensate its management team in its capacity as such.

(2)	Effective January 1, 2021, Mr. Lorber began service as Chairman and Chief Executive Officer, and Ms. McMillan began service as Chief Financial Officer. The salaries of Mr. Lorber and Ms. McMillan were paid pursuant to the employment arrangements with such individuals and the Company. For calendar year 2021, Mr. Lorber was entitled to receive an initial base salary equal to $425,000, 9/12ths of which was received during fiscal year 2021 and is reflected in the above table. For calendar year 2021, Ms. McMillan was entitled to receive an initial base salary equal to $300,000, 9/12ths of which was received during fiscal year 2021 and is reflected in the above table.

(3)	Mr. Lorber was eligible to earn discretionary annual bonus payments of up to 100% of his base salary, as determined by the Compensation Committee in the manner described herein. With the approval of the Compensation Committee, Mr. Lorber received the full 100% cash bonus amounts for 2021, totaling $425,000. Ms. McMillan was also eligible to earn discretionary annual bonus payments of up to 66.67% of her base salary, as determined by the Compensation Committee in the manner described herein. With the approval of the Compensation Committee, Ms. McMillan received discretionary cash bonus amounts for 2021 totaling the full targeted amount of $200,000.

(4)	These amounts reflect, for Mr. Lorber, the fees paid in cash to Mr. Lorber in connection with his service as an independent director prior to his appointment as the Company’s Chief Executive Officer, effective January 1, 2021. For further discussion of the independent directors’ compensation, please see “Compensation of Directors” below. These amounts reflect, for Ms. McMillan, a consulting fee paid in connection with services provided relating to the Internalization.

(5)	Messrs. Taube and Allorto were not employees of the Company, and the Company did not directly compensate them. Messrs. Taube and Allorto served in their respective capacities as Chief Executive Officer and Chief Financial Officer prior to January 1, 2021. In connection with the Internalization, Messrs. Taube and Allorto ceased serving in such roles effective January 1, 2021.

COMPENSATION OF DIRECTORS

The following table sets forth compensation of the Company’s directors, for the fiscal year ended September 30, 2021:

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation	Total
Interested Directors
David Lorber(3)	$34,288	-	-	$34,288
Brook Taube(4)	$-	-	-	$-
Seth Taube(4)	$-	-	-	$-
Independent Directors
Arthur S. Ainsberg	$245,250	-	-	$245,250
Howard Amster	$172,418	-	-	$172,418
Karin Hirtler-Garvey	$229,522	-	-	$229,522
Lowell W. Robinson	$198,946	-	-	$198,946

(1)	For a discussion of the independent directors’ compensation, see below.

(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors. However, our independent directors have the option to receive all or a portion of the directors’ fees to which they would otherwise be entitled in the form of shares of our common stock issued at a price per share equal to the greater of our then current net asset value per share or the market price at the time of payment. No shares were issued to any of our independent directors in lieu of cash during the fiscal year ended September 30, 2021.

(3)	These amounts reflect the fees paid in cash to Mr. Lorber in connection with his service as an independent director prior to his appointment as the Company’s Chief Executive Officer, effective January 1, 2021.

(4)	Effective January 21, 2021, each of Brook and Seth Taube resigned as a director of the Company. Messrs. B. and S. Taube did not receive any compensation from the Company for their service on the Board of Directors.

As compensation for serving on our Board of Directors, each independent director received, prior to January 4, 2021, compensation according to the following schedule:

Compensation Type	Dollar Amount
Annual Retainers
All Independent Directors	$90,000
Audit Committee Chair	$25,000
Compensation Committee Chair	$10,000
Nominating and Corporate Governance Committee Chair	$10,000
Other Audit Committee Members	$12,500
Other Compensation Committee Members	$6,000
Other Nominating and Corporate Governance Committee Members	$6,000

Per Meeting Fees
Board	$3,000
Committee	$2,500

Directors also received reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board of Directors and each Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee meeting, if applicable.

On January 4, 2021, the Board of Directors approved changes to the compensation structure for its independent directors.  Under the new structure, during calendar year 2021, each of the independent directors was paid according to the following schedule:

Compensation Type	Dollar Amount
Annual Retainers
All Independent Directors	$100,000
Lead Independent Director	$30,000
Audit Committee Chair	$25,000
Compensation Committee Chair	$15,000
Nominating and Corporate Governance Committee Chair	$15,000
Other Audit Committee Members	$12,500
Other Compensation Committee Members	$8,000
Other Nominating and Corporate Governance Committee Members	$8,000

Per Meeting Fees
Board	$3,000
Committee	$2,500

Directors also received reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board of Directors and each Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee meeting, if applicable.

No shares were issued to any of our independent directors in lieu of cash during the year ended September 30, 2021. In addition, no compensation was paid to directors who are “interested persons” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 21, 2022, the beneficial ownership of our directors, our executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon reports filed by such persons with the SEC and other information obtained from such persons, if available.

Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table below has sole voting and investment power and has the same address as the Company. The Company’s directors are divided into two groups - interested director and independent directors. Interested directors are “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act. The address of all executive officers and directors is c/o PhenixFIN Corporation, 445 Park Avenue, 10th Floor, New York, NY 10022.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially		Percentage of Class(1)
Bradley L. Radoff	207,700	(2)	8.2%
Almitas Capital LLC	162,340	(3)	6.4%
Interested Director
David A. Lorber	129,748	(4)	5.1%
Independent Directors
Arthur S. Ainsberg	850		* %
Howard Amster	234,802	(5)	9.3%
Karin Hirtler-Garvey	850		* %
Lowell W. Robinson	150		* %
Executive Officer
Ellida McMillan.	150		* %
All executive officers and directors as a group (6 persons)	366,550		14.6%

*	Represents less than one percent.

(1)	Based on a total of 2,517,221 shares of the Company’s common stock issued and outstanding on January 21, 2022.

(2)	Based on information included in the Schedule 13G filed by Bradley L. Radoff with the SEC on February 16, 2021. Per the Schedule 13G, Mr. Radoff directly owned 96,500 shares. Mr. Radoff, (i) may be deemed the beneficial owner of the 49,896 shares owned by BLR Partners LP, as the sole shareholder and sole director of each of BLRGP Inc. (the general partner of the general partner of BLR Partners LP) and FMLP Inc. (the general partner of the investment manager of BLR Partners LP), (ii) may be deemed the beneficial owner of the 58,804 shares owned by The Radoff Family Foundation, as a director of The Radoff Family Foundation, and (iii) may be deemed the beneficial owner of the 2,500 shares held in a certain donor advised charitable account, as an advisor to such charitable account, which, together with the 96,500 shares he directly owns, constitutes an aggregate of 207,700 shares beneficially owned by Mr. Radoff. The address of Bradley L. Radoff is 2727 Kirby Drive, Unit 29L, Houston, TX 77098.

(3)	Based on information included in the Schedule 13G filed by Almitas Capital with the SEC on February 17, 2021. The address of Almitas Capital LLC is 1460 4th Street, Suite 300, Santa Monica, CA 90401.

(4)	FrontFour Master Fund, Ltd., an exempted company formed under the laws of the Cayman Islands (“FrontFour Master Fund”), beneficially owns 81,662.416 of the reported shares. FrontFour Opportunity Fund, a mutual fund trust formed under the laws of British Columbia, Canada (“FrontFour Opportunity Fund”), beneficially owns 2,085,700 of the reported shares. Each of David A. Lorber, Stephen E. Loukas, and Zachary R. George is a managing member and principal owner of FrontFour Capital Group LLC (“FrontFour Capital”), which serves as an investment manager of FrontFour Master Fund, and a principal owner of FrontFour Capital Corp. (“FrontFour Corp.”), which serves as an investment manager to FrontFour Opportunity Fund. Mr. Lorber disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest therein.

(5)	These shares are deemed to be beneficially owned by Howard Amster, as a result of his personal ownership and in his capacity as President of Pleasant Lakes Apts. Corp., which is the General Partner of Pleasant Lakes Apts. Limited Partnership, and in his capacity as the trustee of the various trusts listed in the Form 3 filed with the SEC by Mr. Amster on August 24, 2020.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of January 21, 2022. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Director
David A. Lorber	over $100,000
Independent Directors
Arthur S. Ainsberg	$10,001-$50,000
Howard Amster	over $100,000
Karin Hirtler-Garvey	$10,001-$50,000
Lowell W. Robinson	$1-$10,000

(1)	The dollar ranges are: None, $1 - $10,000, $10,001 - $50,000, $50,001 - $100,000, or over $100,000.

(2)	The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock ($39.65) on January 21, 2022 on the NASDAQ Global Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Investment Management Agreement. Through December 31, 2020, MCC Advisors served as our investment adviser pursuant to the terms of Investment Management Agreement. Mr. Brook Taube, who was our Chairman, Chief Executive Officer and President through December 31, 2020, is a Managing Partner of, and had financial and controlling interests in, MCC Advisors during such period. In addition, Mr. Seth Taube, who was a member of our Board of Directors through January 21, 2021, and Mr. Richard T. Allorto, Jr., who was our Chief Financial Officer through December 31, 2020, served as Managing Partner and Chief Financial Officer, respectively, for MCC Advisors during such period. Messrs. Seth Taube and Richard T. Allorto, Jr. also had financial interests in MCC Advisors during such period.

License Agreement. Through December 31, 2020, we were parties to a license agreement with Medley Capital LLC, pursuant to which Medley Capital LLC granted us a non-exclusive, royalty-free license to use the name “Medley.” In addition, pursuant to the terms of an administration agreement which was in effect through December 31, 2020, MCC Advisors provided us with the office facilities and administrative services necessary to conduct our day-to-day operations. These agreements terminated in connection with the Internalization, effective January 1, 2021.

Director Independence

Our Board of Directors annually determines each director’s independence. Prior to January 1, 2021, that determination was made in accordance with the rules of the New York Stock Exchange, on which our shares were previously listed, and since such date the determination is made in accordance with rules of the NASDAQ Stock Market LLC, on which our shares are currently listed. We do not consider a director independent unless the Board of Directors has determined that he or she has no material relationship with us. We monitor the relationships of our directors and officers through the activities of our Nominating and Corporate Governance Committee and through a questionnaire each director completes no less frequently than annually and updates periodically as information provided in the most recent questionnaire changes.

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

In order to evaluate the materiality of any such relationship, the Board of Directors currently uses the definition of director independence set forth in the NASDAQ Listing Rules. Rule 5615(a)(5) of the NASDAQ Listing Rules provides that BDCs, such as the Company, are required to comply with all of the provisions of the Rule 5600 series applicable to domestic issuers other than, in applicable part, Rule 5605(b), the section that defines director independence. A director of a BDC shall be considered to be independent if he or she is not an “interested person” of the Company, as defined in Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company.

The Board of Directors has determined that each of Arthur Ainsberg, Howard Amster, Karin Hirtler-Garvey and Lowell W. Robinson is independent, has no material relationship with the Company, and is a not an interested person (as defined in Section 2(a)(19) of the 1940 Act ) of the Company. David Lorber is an interested person of the Company due to his position as Chief Executive Officer.

Item 14. Principal Accountant Fees and Services

The Audit Committee and the independent directors of the Board of Directors have appointed Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2022, subject to ratification or rejection by the stockholders of the Company.

The following table displays fees for professional services by Ernst & Young LLP for the fiscal years ended September 30, 2021 and 2020 (dollars in thousands):

	Fiscal Year Ended September 30, 2021	Fiscal Year Ended September 30, 2020
Audit Fees	$670	$630
Audit Related Fees	-	-
Tax Fees	65	92
All Other Fees	-	-
	$735	$722

Audit Fees: Audit fees include fees for services that normally would be provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements and that generally only an independent registered public accounting firm can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 28, 2022.

PhenixFIN Corporation

By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)