Form 10-Q
period 2021-12-31
PhenixFIN Corp
filed 2022-02-10
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2021

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

The Registrant had 2,503,745 shares of common stock, $0.001 par value, outstanding as of February 8, 2022.

PHENIXFIN CORPORATION

i

PHENIXFIN CORPORATION

Consolidated Statements of Assets and Liabilities

	December 31, 2021 (Unaudited)	September 30, 2021
Assets:
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $128,348,470 and $92,214,167, respectively)	$120,418,943	$84,152,678
Affiliated investments (amortized cost of $46,411,711 and $75,963,427, respectively)	17,569,686	57,595,245
Controlled investments (amortized cost of $66,991,021 and $39,490,097, respectively)	37,410,426	9,891,860
Total Investments at fair value	175,399,055	151,639,783
Cash and cash equivalents	59,380,000	69,433,256
Receivables:
Paydown receivable	3,885,645	292,015
Interest receivable	533,347	371,576
Dividends receivable	220,459	81,211
Due from Affiliate	137	-
Fees receivable	-	1,872,700
Other receivable	1,293	-
Other assets	1,242,845	1,401,746
Total Assets	$240,662,781	$225,092,287

Liabilities:
Notes payable (net of debt issuance costs of $2,380,843 and $412,795, respectively)	$77,640,957	$77,434,005
Interest and fees payable	385,729	-
Deferred revenue	386,156	-
Due to broker	12,089,033	1,586,000
Due to affiliates	-	280,323
Administrator expenses payable (see Note 6)	127,965	67,920
Accounts payable and accrued expenses	922,416	1,416,524
Other liabilities	613,534	613,534
Total Liabilities	92,165,790	81,398,306

Commitments and Contingencies (see Note 8)

Net Assets:
Common Shares, $0.001 par value; 5,000,000 shares authorized; 2,723,709 shares issued; 2,517,221 common shares outstanding	2,517	2,517
Capital in excess of par value	688,866,642	688,866,642
Total distributable earnings (loss)	(540,372,168)	(545,175,178)
Total Net Assets	$148,496,991	$143,693,981
Total Liabilities and Net Assets	$240,662,781	$225,092,287

Net Asset Value Per Common Share	$58.99	$57.08

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31
	2021	2020
Interest Income:
Interest from investments
Non-controlled, non-affiliated investments:
Cash	$1,015,692	$1,671,813
Payment in-kind	138,511	170,029
Affiliated investments:
Cash	122,147	352,291
Payment in-kind	97,028	-
Controlled investments:
Cash	553,638	1,190
Total interest income	1,927,016	2,195,323
Dividend income	702,930	10,263,501
Interest from cash and cash equivalents	2,739	940
Fee income (see Note 9)	270,122	341,464
Other income	230,434	-
Total Investment Income	3,133,241	12,801,228

Expenses:
Base management fees (see Note 6)	-	1,146,403
Interest and financing expenses	1,487,675	2,017,641
General and administrative expenses	196,559	377,934
Salaries and Benefits	505,875	-
Administrator expenses (see Note 6)	68,866	484,412
Insurance expenses	158,904	485,012
Directors fees	208,500	475,717
Professional fees, net (see Note 8)	306,751	(515,622)
Total expenses	2,933,130	4,471,497
Net Investment Income	200,111	8,329,731

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	484,513	3,893,722
Affiliated investments	14,737,897	(10,452,928)
Controlled investments	925	(40,147,570)
Total net realized gains (losses)	15,223,335	(46,706,776)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	131,963	(4,057,063)
Affiliated investments	(10,473,843)	(2,118,324)
Controlled investments	17,641	38,236,935
Total net change in unrealized gains (losses)	(10,324,239)	32,061,548
Loss on extinguishment of debt (see Note 5)	(296,197)	(122,354)
Total realized and unrealized gains (losses)	4,602,899	(14,767,582)

Net Increase (Decrease) in Net Assets Resulting from Operations	$4,803,010	$(6,437,851)

Weighted Average Basic and diluted earnings per common share	$1.91	$(2.36)
Weighted Average Basic and diluted net investment income (loss) per common share	$0.08	$3.06
Weighted Average Common Shares Outstanding - Basic and Diluted (see Note 11)	2,517,221	2,723,709

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Shares	Par Amount	Capital in Excess of Par Value	Total Distributable Earnings/(Loss)	Total Net Assets
Balance at September 30, 2021	2,517,221	$2,517	$688,866,642	$(545,175,178)	$143,693,981

OPERATIONS
Net investment income (loss)	-	-	-	200,111	200,111
Net realized gains (losses) on investments	-	-	-	15,223,335	15,223,335
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(10,324,239)	(10,324,239)
Net loss on extinguishment of debt	-	-	-	(296,197)	(296,197)
Total Increase (Decrease) in Net Assets	-	-	-	4,803,010	4,803,010

Balance at December 31, 2021	2,517,221	$2,517	$688,866,642	$(540,372,168)	$148,496,991

Balance at September 30, 2020	2,723,709	$2,724	$672,381,617	$(521,764,824)	$150,619,517

OPERATIONS
Net investment income (loss)	-	-	-	8,329,731	8,329,731
Net realized gains (losses) on investments	-	-	-	(46,706,776)	(46,706,776)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	32,061,548	32,061,548
Net loss on extinguishment of debt	-	-	-	(122,354)	(122,354)
Total Increase (Decrease) in Net Assets	-	-	-	(6,437,851)	(6,437,851)

Balance at December 31, 2020	2,723,709	$2,724	$672,381,617	$(528,202,675)	$144,181,666

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31
	2021	2020

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$4,803,010	$(6,437,851)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investment increases due to payment-in-kind interest	(235,539)	(170,029)
Net amortization of premium (discount) on investments	2,072	-
Amortization of debt issuance cost	41,698	157,441
Net realized (gain) loss from investments	(15,223,335)	46,706,776
Net unrealized (gains) losses on investments	10,324,239	(32,061,548)
Proceeds from sale and settlements of investments	77,579,123	74,062,744
Purchases, originations and participations	(96,205,833)	(1,335,311)
Loss on extinguishment of debt	296,197	122,354
(Increase) decrease in operating assets:
Other assets	158,901	417,626
Interest receivable	(161,771)	385,710
Other receivables	(1,293)	-
Receivable for paydowns	(3,593,630)	-
Fees receivable	1,872,700	12,500
Dividends receivable	(139,248)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(494,108)	(1,207,374)
Interest and fees payable	385,729	(801,805)
Management and incentive fees payable, net	-	(245,619)
Administrator expenses payable	60,045	327,447
Deferred revenue	386,156	24,921
Due to affiliate	(280,460)	(53,083)
Due to broker	10,503,033	-
Net cash provided by (used in) operating activities	(9,922,314)	79,904,899
Cash Flows from Financing Activities:
Debt issuance	57,500,000	-
Paydowns on debt	(55,325,000)	(74,151,822)
Debt issuance costs paid	(2,305,942)	138,998
Net cash provided by (used in) financing activities	(130,942)	(74,012,824)
Net increase (decrease) in cash and cash equivalents	(10,053,256)	5,892,075
Cash and cash equivalents, beginning of period	69,433,256	56,522,148
Cash and cash equivalents, end of period	$59,380,000	$62,414,223

Supplemental information:
Interest paid during the period	$1,873,404	$2,819,446

Supplemental non-cash information:
Payment-in-kind interest income	$235,539	$170,029

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of December 31, 2021

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (LIBOR + 4.00%, 1.00% LIBOR Floor)(15)	4/3/2024	$4,197,422	$3,778,260	$3,851,134	2.59%
				4,197,422	3,778,260	3,851,134	2.59%

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		1	416,250	-	0.00%
				1	416,250	-	0.00%

Chimera Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 117,310 Class C Preferred Units(14)(16)		117,310	2,884,724	2,937,442	1.98%
				117,310	2,884,724	2,937,442	1.98%

Cleaver-Brooks, Inc.	Manufacturing	7.875% Senior Secured Notes(15)	3/1/2023	9,364,000	9,316,212	9,153,000	6.16%
				9,364,000	9,316,212	9,153,000	6.16%

Copper Property CTL Pass Through Trust(11)	Banking, Finance, Insurance & Real Estate	Equity Certificates(15)		212,795	4,768,931	4,787,888	3.22%
				212,795	4,768,931	4,787,888	3.22%

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)	7/28/2025	2,607,062	2,600,494	2,493,003	1.68%
				2,607,062	2,600,494	2,493,003	1.68%

DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)	11/13/2025	4,900,000	4,900,000	4,900,000	3.30%
		Revolving Credit Facility (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)	11/13/2025	714,286	714,286	714,286	0.48%
				5,614,286	5,614,286	5,614,286	3.78%

DirecTV Financing, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 0.75% LIBOR Floor)(15)	8/2/2027	4,777,531	4,777,531	4,777,531	3.22%
				4,777,531	4,777,531	4,777,531	3.22%

Dividend and Income Fund(11)	Banking, Finance, Insurance & Real Estate	Equity - 97,483 Common Units(14)		97,483	1,429,545	1,419,206	0.96%
				97,483	1,429,545	1,419,206	0.96%

Dream Finders Homes, LLC(11)	Construction & Building	Preferred Equity (8.00% PIK)		5,003,111	5,003,111	4,853,018	3.27%
				5,003,111	5,003,111	4,853,018	3.27%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	3/30/2027	3,989,950	3,989,950	3,989,950	2.69%
				3,989,950	3,989,950	3,989,950	2.69%

Footprint Acquisition, LLC	Services: Business	Equity - 150 Common Units		150	-	-	0.00%
				150	-	-	0.00%

Franklin BSP Realty Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 555,711 Common Units(14)		488,591	8,205,708	7,299,550	4.92%
				488,591	8,205,708	7,299,550	4.92%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		380	151,337	-	0.00%
				380	151,337	-	0.00%

Great AJAX Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 254,922 Common Units(14)		254,922	3,333,786	3,354,774	2.26%
				254,922	3,333,786	3,354,774	2.26%

Innovate Corp.	Construction & Building	8.50% Senior Secured Notes(15)	2/1/2026	1,725,000	1,727,156	1,740,525	1.17%
				1,725,000	1,727,156	1,740,525	1.17%

Invesco Mortgage Capital, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 205,000 Class C Preferred Units(14)(17)		205,000	5,035,506	5,059,400	3.41%
				205,000	5,035,506	5,059,400	3.41%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

Lucky Bucks, LLC	Consumer Discretionary	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 0.75% LIBOR Floor)	10/12/2027	7,500,000	7,353,740	7,387,500	4.97%
				7,500,000	7,353,740	7,387,500	4.97%

MFA Financial, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 97,426 Class C Preferred Units(14)(20)		97,426	2,318,487	2,303,151	1.55%
				97,426	2,318,487	2,303,151	1.55%

New Residential Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 238,134 Class B Preferred Units(14)(18)		206,684	5,129,170	5,247,707	3.53%
				206,684	5,129,170	5,247,707	3.53%

New York Mortgage Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 185,000 Class E Preferred Units(14)(19)		165,000	4,102,076	4,184,400	2.82%
				165,000	4,102,076	4,184,400	2.82%

JFL-NGS-WCS Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 5.50%, 1.00% LIBOR Floor)	11/12/2026	7,948,386	7,928,958	7,988,128	5.38%
		Equity - 10,000,000 Units		10,000,000	10,000,000	10,000,000	6.73%
				17,948,386	17,928,958	17,988,128	12.11%

PennyMac Financial Services, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 76,500 Common Units(14)		76,500	5,054,628	5,338,170	3.59%
				76,500	5,054,628	5,338,170	3.59%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt(12)	10/2/2023	475,526	475,526	-	0.00%
		Unsecured Debt(12)	4/1/2024	704,762	704,762	-	0.00%
				1,180,288	1,180,288	-	0.00%

Redwood Services Group, LLC(8)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)	6/6/2024	175,000	175,000	175,000	0.12%
				175,000	175,000	175,000	0.12%

Secure Acquisition Inc.(8)	Packaging	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 0.50% LIBOR Floor)	12/16/2028	1,741,379	1,732,672	1,732,672	1.17%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.00%, 0.50% LIBOR Floor)(13)	12/16/2028	-	(1,293)	(1,293)	0.00%
				1,741,379	1,731,379	1,731,379	1.17%

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (9.00% Cash)(10)	8/1/2022	191,250	182,081	-	0.00%
				191,250	182,081	-	0.00%

Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		3,434,170	566,475	-	0.00%
				3,434,170	566,475	-	0.00%

SS Acquisition, LLC(8)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)	12/30/2026	6,666,667	6,566,745	6,666,667	4.49%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(13)	12/30/2026	-	-	-	0.00%
				6,666,667	6,566,745	6,666,667	4.49%

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		700,000	700,000	-	0.00%
				700,000	700,000	-	0.00%

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		263,814	263,814	-	0.00%
				263,814	263,814	-	0.00%

Thryv Holdings, Inc.(11)	Services: Business	Senior Secured First Lien Term Loan B (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(15)	3/1/2026	5,420,000	5,277,519	5,495,880	3.70%
				5,420,000	5,277,519	5,495,880	3.70%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units		5,441	302,465	64,167	0.04%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	6,506	361,667	76,727	0.05%
				11,947	664,132	140,894	0.09%

Walker Edison Furniture Company LLC	Consumer goods: Durable	Equity - 10,244 Common Units		11,734	1,843,516	2,429,360	1.64%
				11,734	1,843,516	2,429,360	1.64%

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(9)		518,283	518,283	-	0.00%
				518,283	518,283	-	0.00%

Wingman Holdings, Inc. (f/k/a Crow Precision Components, LLC)	Aerospace & Defense	Equity - 350 Common Units		350	700,000	-	0.00%
				350	700,000	-	0.00%

Subtotal Non-Controlled/Non-Affiliated Investments				$92,741,238	$128,348,470	$120,418,943	81.09%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Affiliated Investments:(6)

1888 Industrial Services, LLC(8)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(10)	5/1/2023	$9,946,741	$9,473,068	$-	0.00%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00%, 1.00% LIBOR Floor)	5/1/2023	1,231,932	1,191,257	-	0.00%
		Revolving Credit Facility (LIBOR +5.00% PIK, 1.00% LIBOR Floor)(13)	5/1/2023	3,554,069	3,554,069	3,554,069	2.39%
		Equity - 21,562 Class A Units		21,562	-	-	0.00%
				14,754,304	14,218,394	3,554,069	2.39%

Black Angus Steakhouses, LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	6/30/2022	758,929	758,929	758,929	0.51%
		Senior Secured First Lien Term Loan (LIBOR + 9.00% PIK, 1.00% LIBOR Floor)(10)	6/30/2022	8,412,596	7,767,533	1,749,820	1.18%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	6/30/2022	1,500,000	1,500,000	1,500,000	1.01%
		Equity - 17.92% Membership Interest		-	-	-	0.0%
				10,671,525	10,026,462	4,008,749	2.70%

Kemmerer Operations, LLC(8)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	2,473,294	2,473,294	2,455,981	1.65%
		Senior Secured First Lien Delayed Draw Term Loan (15.00% PIK)(13)	6/21/2023	34,040	34,040	28,124	0.02%
		Equity - 6.7797 Common Units		7	962,717	491,399	0.33%
				2,507,341	3,470,051	2,975,504	2.00%

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(10)	10/11/2021	5,805,894	5,805,894	2,217,851	1.49%
		Senior Secured First Lien Term Loan B (LIBOR + 13.00% PIK, 1.00% LIBOR Floor)(10)	10/11/2021	7,646,823	6,483,741	-	0.00%
		Warrants - 7.68% of Outstanding Equity		123,867	499,751	-	0.00%
				13,576,584	12,789,386	2,217,851	1.49%

US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	12/31/2022	2,577,418	2,577,418	2,577,418	1.74%
		Equity - 33,300 Preferred Units		33,300	3,330,000	2,236,095	1.51%
				2,610,718	5,907,418	4,813,513	3.25%

Subtotal Affiliated Investments				$44,120,472	$46,411,711	$17,569,686	11.83%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Controlled Investments:(7)

FlexFIN, LLC	Services: Business	Equity Interest		$30,500,000	$30,500,000	$30,500,000	20.54%

NVTN LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(10)(13)	12/31/2024	6,565,876	6,565,875	6,421,426	4.33%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)	12/31/2024	500,000	499,075	489,000	0.33%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(10)	12/31/2024	14,963,195	12,305,095	-	0.00%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(10)	12/31/2024	10,014,223	7,570,054	-	0.00%
		Equity - 787.4 Class A Units		9,550,922	9,550,922	-	0.00%
Subtotal Control Investments				$72,094,216	$66,991,021	$37,410,426	25.20%

	Total Investments, December 31, 2021			$208,955,926	$241,751,202	$175,399,055	118.12%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.

(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $(66,082,025).
The tax cost basis of investments is $241,481,080 as of December 31, 2021.

(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(5)	Percentage is based on net assets of $148,496,991 as of December 31, 2021.

(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.

(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(8)	The investment has an unfunded commitment as of December 31, 2021 (see Note 8), and fair value includes the value of any unfunded commitments.

(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.

(10)	The investment was on non-accrual status as of December 31, 2021.

(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of December 31, 2021, 23.65% of the Company’s portfolio investments were non-qualifying assets.

(12)	Security is non-income producing.

(13)	This investment earns 0.50% commitment fee on all unused commitment as of December 31, 2021, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(14)	This investment represents a Level 1 security in the ASC 820 table as of December 31, 2021 (see Note 4).

(15)	This investment represents a Level 2 security in the ASC 820 table as of December 31, 2021 (see Note 4).

(16)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 4.743% spread on 9/30/2025.

(17)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 5.29% spread on 9/27/2027.

(18)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 5.64% spread on 8/15/2024.

(19)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 6.429% spread on 1/15/2025.

(20)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.345% spread on 3/31/2025.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2021

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

Alpine SG, LLC (8)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	$4,715,808	$4,715,809	$4,715,809	3.29%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	472,087	472,087	472,087	0.33%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	2,277,293	2,277,293	2,277,293	1.58%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	4,174,037	4,107,317	4,174,037	2.90%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	2,999,802	2,946,540	2,999,802	2.09%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	1,000,000	982,916	1,000,000	0.70%
				15,639,027	15,501,962	15,639,028	10.89%

Autosplice, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash & 2.00% PIK, 1.00% LIBOR Floor)(14)	4/30/2022	11,826,036	11,826,036	11,826,036	8.23%
				11,826,036	11,826,036	11,826,036	8.23%

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		1	416,250	-	0.00%
				1	416,250	-	0.00%

Chimera Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 117,310 Class C Preferred Units(17)(20)		117,310	2,884,724	3,019,559	2.10%
				117,310	2,884,724	3,019,559	2.10%

Cleaver-Brooks, Inc.	Manufacturing	7.875% Senior Secured Notes(18)	3/1/2023	9,364,000	9,306,052	9,270,360	6.45%
				9,364,000	9,306,052	9,270,360	6.45%

CM Finance SPV, LLC	Energy: Oil & Gas	Unsecured Debt(10)		101,463	101,463	-	0.00%
				101,463	101,463	-	0.00%

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	7/28/2025	2,607,062	2,599,906	2,489,744	1.73%
				2,607,062	2,599,906	2,489,744	1.73%

DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	11/13/2025	4,912,500	4,912,500	4,863,375	3.39%
		Revolving Credit Facility (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(16)	11/13/2025	714,286	714,286	707,143	0.49%
				5,626,786	5,626,786	5,570,518	3.88%

Dividend and Income Fund(11)	Banking, Finance, Insurance & Real Estate	Equity - 87,483 Common Units(17)		87,483	1,281,845	1,275,502	0.89%
				87,483	1,281,845	1,275,502	0.89%

Dream Finders Homes, LLC(11)	Construction & Building	Preferred Equity (8.00% PIK)		4,905,011	4,905,011	4,757,860	3.31%
				4,905,011	4,905,011	4,757,860	3.31%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)(10)		4,049,398	4,049,398	2,956,061	2.06%
		Equity - 150 Common Units		150	-	-	0.00%
				4,049,548	4,049,398	2,956,061	2.06%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		380	151,337	-	0.00%
				380	151,337	-	0.00%

Great AJAX Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 253,651 Common Units(17)		253,651	3,316,414	3,421,752	2.38%
				253,651	3,316,414	3,421,752	2.38%

Invesco Mortgage Capital, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 205,000 Class C Preferred Units(17)(21)		205,000	5,035,506	5,217,250	3.63%
				205,000	5,035,506	5,217,250	3.63%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(18)		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

MFA Financial, Inc.	Banking, Finance, Insurance & Real Estate	Equity - 31,692 Class C Preferred Units(17)(24)		31,692	762,171	778,989	0.54%
				31,692	762,171	778,989	0.54%

New Residential Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 206,684 Class B Preferred Units(17)(22)		206,684	5,129,170	5,206,370	3.62%
				206,684	5,129,170	5,206,370	3.62%

New York Mortgage Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 165,000 Class E Preferred Units(17)(23)		165,000	4,102,076	4,182,750	2.91%
				165,000	4,102,076	4,182,750	2.91%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(15)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt (4.50% Cash)(12)	10/2/2023	532,671	532,671	-	0.00%
		Unsecured Debt (4.50% Cash)(12)	4/1/2024	704,762	704,762	-	0.00%
				1,237,433	1,237,433	-	0.00%

Redwood Services Group, LLC(8)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(16)	6/6/2023	175,000	175,000	175,000	0.12%
				175,000	175,000	175,000	0.12%

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (9.00% Cash)(10)	8/1/2022	233,750	222,544	-	0.00%
				233,750	222,544	-	0.00%

Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		3,434,170	566,475	-	0.00%
				3,434,170	566,475	-	0.00%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		700,000	700,000	-	0.00%
				700,000	700,000	-	0.00%

Stancor, Inc.	Services: Business	Equity - 263,814.43 Class A Units		263,814	263,814	-	0.00%
				263,814	263,814	-	0.00%

Thryv Holdings, Inc.(11)	Services: Business	Senior Secured First Lien Term Loan B (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	3/1/2026	5,770,000	5,610,988	5,863,763	4.08%
				5,770,000	5,610,988	5,863,763	4.08%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units		5,441	302,464	64,167	0.05%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	6,506	361,667	76,727	0.05%
				11,947	664,131	140,894	0.10%

Walker Edison Furniture Company LLC	Consumer goods: Durable	Equity - 10,244 Common Units		10,244	1,500,000	2,361,242	1.64%
				10,244	1,500,000	2,361,242	1.64%

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(9)		518,283	518,283	-	0.00%
				518,283	518,283	-	0.00%

Wingman Holdings, Inc. (f/k/a Crow Precision Components, LLC)	Aerospace & Defense	Equity - 350 Common Units		350	700,000	-	0.00%
				350	700,000	-	0.00%

Subtotal Non-Controlled/Non-Affiliated Investments				$75,318,491	$92,214,167	$84,152,678	58.56%

Affiliated Investments:(6)

1888 Industrial Services, LLC(8)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(10)(14)	9/30/2021(25)	$9,946,741	$9,473,066	$-	0.00%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(10)(14)	9/30/2021(25)	25,937,520	19,468,870	-	0.00%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00%, 1.00% LIBOR Floor)(14)	9/30/2021(25)	1,231,932	1,191,257	24,637	0.02%
		Revolving Credit Facility (LIBOR +5.00% PIK, 1.00% LIBOR Floor)(14)(16)	9/30/2021(25)	3,554,069	3,554,069	3,554,069	2.47%
		Equity - 17,493.63 Class A Units		-	-	-	0.00%
				40,670,262	33,687,262	3,578,706	2.49%

Black Angus Steakhouses, LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	6/30/2022	758,929	758,929	758,929	0.53%
		Senior Secured First Lien Term Loan (LIBOR + 9.00% PIK, 1.00% LIBOR Floor)(10)(13)	6/30/2022	8,412,596	7,767,533	2,279,814	1.59%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)(16)	6/30/2022	1,500,000	1,500,000	1,500,000	1.04%
				10,671,525	10,026,462	4,538,743	3.16%

Caddo Investors Holdings 1 LLC(11)	Forest Products & Paper	Equity - 6.15% Membership Interest(19)		2,528,826	2,528,826	3,454,786	2.40%
				2,528,826	2,528,826	3,454,786	2.40%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(10)(15)	12/31/2021	12,109,957	7,328,568	-	0.00%
		Equity - 12,350,000 Class A Units		12,350,000	-	-	0.00%
				24,459,957	7,328,568	-	0.00%

JFL-NGS Partners, LLC	Construction & Building	Equity - 57,300 Class B Units		57,300	57,300	26,862,813	18.69%
				57,300	57,300	26,862,813	18.69%

JFL-WCS Partners, LLC	Environmental Industries	Equity - 129,588 Class B Units		129,588	129,588	8,099,949	5.64%
				129,588	129,588	8,099,949	5.64%

Kemmerer Operations, LLC(8)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	2,381,985	2,381,985	2,360,547	1.64%
		Senior Secured First Lien Delayed Draw Term Loan (15.00% PIK)(16)	6/21/2023	163,915	163,915	162,441	0.11%
		Equity - 6.7797 Common Units		7	962,717	553,746	0.39%
				2,545,907	3,508,617	3,076,734	2.14%

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(10)(13)	10/11/2021	5,805,894	5,805,894	2,249,835	1.57%
		Senior Secured First Lien Term Loan B (LIBOR + 13.00% PIK, 1.00% LIBOR Floor)(10)(13)	10/11/2021	7,646,823	6,483,741	-	0.00%
		Warrants - 7.68% of Outstanding Equity		123,867	499,751	-	0.00%
				13,576,584	12,789,386	2,249,835	1.57%

URT Acquisition Holdings Corporation	Services: Business	Warrants		28,912	-	920,000	0.64%
				28,912	-	920,000	0.64%

US Multifamily, LLC (11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	12/31/2022	2,577,418	2,577,418	2,577,418	1.79%
		Equity - 33,300 Preferred Units		33,300	3,330,000	2,236,261	1.56%
				2,610,718	5,907,418	4,813,679	3.35%

Subtotal Affiliated Investments				$97,279,579	$75,963,427	$57,595,245	40.08%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Controlled Investments:(7)

FlexFIN, LLC	Services: Business	Equity Interest		$2,500,000	$2,500,000	$2,500,000	1.74%
				2,500,000	2,500,000	2,500,000	1.74%

NVTN LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(10)(13)(16)	12/31/2024	6,565,875	6,565,875	6,414,860	4.47%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(13)(16)	12/31/2024	1,000,000	998,150	977,000	0.68%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(10)(13)	12/31/2024	14,963,195	12,305,096	-	0.00%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(10)(13)	12/31/2024	10,014,223	7,570,054	-	0.00%
		Equity - 787.4 Class A Units		9,550,922	9,550,922	-	0.00%
				42,094,215	36,990,097	7,391,860	5.15%

Subtotal Control Investments				$44,594,215	$39,490,097	$9,891,860	6.89%

	Total Investments, September 30, 2021			$217,192,285	$207,667,691	$151,639,783	105.53%

The accompanying notes are an integral part of these consolidated financial statements.

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.

(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $55,318,330.

The tax cost basis of investments is $206,958,113 as of September 30, 2021.

(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(5)	Percentage is based on net assets of $143,693,981 as of September 30, 2021.

(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.

(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(8)	The investment has an unfunded commitment as of September 30, 2021 (see Note 8), and fair value includes the value of any unfunded commitments.

(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.

(10)	The investment was on non-accrual status as of September 30, 2021.

(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2021, 20.18% of the Company’s portfolio investments were non-qualifying assets.

(12)	Security is non-income producing.

(13)	The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (“LIBOR”) floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2021 was 0.08%.

(14)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2021 was 0.13%.

(15)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2021 was 0.13%.

(16)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2021, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(17)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2021 (see Note 4).

(18)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2021 (see Note 4).

(19)	As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment.

(20)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 4.743% spread on 9/30/2025.

(21)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.29% spread on 9/27/2027.

(22)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.64% spread on 8/15/2024.

(23)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 6.429% spread on 1/15/2025.

(24)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.345% spread on 3/31/2025.

(25)	The maturity date was extended to May 1, 2023 subsequent to September 30, 2021.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

December 31, 2021

(Unaudited)

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(Unaudited)

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

COVID-19 Developments

The COVID-19 pandemic and variants thereof continue to have adverse consequences on the U.S. and global economies, as well as on the Company (including certain portfolio companies) in particular. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. The Company’s performance (including that of certain of its portfolio companies) has been negatively impacted during the pandemic. The longer-term impact of COVID-19 on the operations and the performance of the Company (including certain portfolio companies) is difficult to predict, but may continue to be adverse. The longer-term potential impact on such operations and performance could depend to a large extent on future developments and actions taken by authorities and other entities to mitigate COVID-19 (and any variants thereof) and its economic impact. The impacts, as well as the uncertainty over impacts to come, of COVID-19 (including any variants thereof) have adversely affected the performance of the Company (including certain portfolio companies) and may continue to do so in the future. Further, the potential exists for additional variants of COVID-19, including the Omicron variant, to impede the global economic recovery and exacerbate geographic differences in the spread of, and response to, COVID-19.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company is an investment company following the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 946 (“ASC 946”), Financial Services – Investment Companies. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the consolidated accounts of the Company and its wholly owned subsidiaries PhenixFIN Small Business Fund, LP (“PhenixFIN Small Business Fund”) and PhenixFIN SLF Funding I LLC (“PhenixFIN SLF”), and its wholly owned Taxable Subsidiaries. All references made to the “Company,” “we,” and “us” herein include PhenixFIN Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 10 of Regulation S-X of the Securities Act of 1933. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, which are of a normal recurring nature, that are necessary for the fair presentation of financial results as of and for the periods presented. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended September 30, 2021. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2022.

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

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of December 31, 2021 and September 30, 2021, we had $59.4 million and $69.4 million in cash and cash equivalents, respectively.

Debt Issuance Costs

Debt issuance costs, incurred in connection with any credit facilities and unsecured notes (see Note 5) are deferred and amortized over the life of the respective credit facility or instrument.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(Unaudited)

Revenue Recognition

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. Dividend income, which represents dividends from equity investments and distributions from Taxable Subsidiaries, is recorded on the ex-dividend date and when the distribution is received, respectively.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three months ended December 31, 2021, the Company earned approximately $0.2 million in PIK interest. For the three months ended December 31, 2020, the Company earned approximately $0.2 million in PIK interest.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. For the three months ended December 31, 2021 and 2020, fee income was approximately $0.3 million and $0.3 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the three months ended December 31, 2021 and 2020, $(19.6) million and $0.0 million, respectively, of the Company’s realized gains (losses) were related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gains/losses from investments. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed not collectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At December 31, 2021, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $10.4 million, or 5.9% of the fair value of our portfolio. At September 30, 2021, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $13.9 million, or 9.2% of the fair value of our portfolio.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(Unaudited)

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(Unaudited)

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There was no provision for federal excise tax at December 31, 2021 and December 31, 2020.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of December 31, 2021 and September 30, 2021, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the three months ended December 31, 2021 and 2020, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

As of December 31, 2021 and September 30, 2021, the Company has a net deferred tax asset of $23.9 million and $22.2 million, respectively, consisting primarily of net operating losses offset by net unrealized gains on the investments held within its Taxable Subsidiaries. As of December 31, 2021 and September 30, 2021, the Company booked a valuation allowance of $23.9 million and $22.2 million, respectively, against its net deferred tax asset.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(Unaudited)

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at December 31, 2021. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and applicable state tax authorities.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(Unaudited)

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

Note 3. Investments

The composition of our investments as of December 31, 2021 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$117,857	48.7%	$69,431	39.6%
Senior Secured Second Lien Term Loans	2,600	1.1	2,493	1.4
Senior Secured Notes	11,043	4.6	10,892	6.2
Unsecured Debt	1,362	0.6	-	-
Equity/Warrants	108,889	45.0	92,583	52.8
Total Investments	$241,751	100.0%	$175,399	100.0%

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(Unaudited)

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

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At December 31, 2021 and September 30, 2021, the total fair value of warrants was $76.7 thousand and $996.7 thousand, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the three months ended December 31, 2021, the Company did not acquire any warrants. During the three months ended December 31, 2020, the Company acquired warrants in one existing portfolio company.

For the three months ended December 31, 2021, there was no unrealized appreciation/(depreciation) related to warrants. For the three months ended December 31, 2020, there was $10,069 of unrealized appreciation related to warrants. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2021 (dollars in thousands):

	Fair Value	Percentage

Banking, Finance, Insurance & Real Estate	$46,744	26.7%
Services: Business	40,022	22.8
Construction & Building	24,582	14.0
Hotel, Gaming & Leisure	10,919	6.2
Manufacturing	9,153	5.2
Consumer Discretionary	7,388	4.2
Services: Consumer	6,667	3.8
High Tech Industries	5,614	3.2
Media: Broadcasting & Subscription	4,778	2.7
Automotive	4,131	2.4
Energy: Oil & Gas	3,554	2.0
Metals & Mining	2,976	1.7
Aerospace & Defense	2,493	1.4
Consumer goods: Durable	2,429	1.4
Healthcare & Pharmaceuticals	2,218	1.3
Packaging	1,731	1.0
Total	$175,399	100.0%

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(Unaudited)

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

The following table shows the portfolio composition by geographic location at fair value at December 31, 2021 (dollars in thousands):

	Fair Value	Percentage

Northeast	$90,715	51.7%
Southeast	42,100	24.0
West	26,131	14.9
Midwest	7,106	4.1
Southwest	5,496	3.1
Other(1)	3,851	2.2
Total	$175,399	100.0%

(1)	As of December 31, 2021, comprised of our investments in foreign investments.

The following table shows the portfolio composition by geographic location at fair value at September 30, 2021 (dollars in thousands):

	Fair Value	Percentage
Northeast	$54,211	35.8%
West	44,030	29.0
Southeast	28,887	19.0
Southwest	17,418	11.5
Midwest	7,094	4.7
Total	$151,640	100.0%

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(Unaudited)

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the three months ended December 31, 2021 and 2020 were as follows:

Name of Investment(3)(4)	Type of Investment	Fair Value at September 30, 2021	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Fair Value at December 31, 2021	Earned Income
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan B	$-	$-	$-	$19,468,870	$(19,468,870)	$-	$-
	Senior Secured First Lien Term Loan C	24,639	-	-	(24,639)	-	-	-
	Revolving Credit Facility	3,554,069	-	-	-	-	3,554,069	-
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	758,929	-	-	-	-	758,929	19,395
	Senior Secured First Lien Term Loan	2,279,814	-	-	(529,994)	-	1,749,820	-
	Senior Secured First Lien Super Priority DDTL	1,500,000	-	-	-	-	1,500,000	38,333
Caddo Investors Holdings 1 LLC	Equity	3,454,786	(3,448,219)	-	(925,960)	919,393	-	-
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	-	(4,910,671)	-	7,328,568	(2,417,897)	-	-
JFL-NGS Partners, LLC	Equity	26,862,813	(26,807,520)	-	(26,805,513)	26,750,220	-	-
JFL-WCS Partners, LLC	Equity	8,099,949	(8,084,639)	-	(7,970,361)	7,955,051	-	-
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,360,547	91,309	-	4,125	-	2,455,981	91,347
	Senior Secured First Lien Delayed Draw Term Loan	162,441	(129,875)	-	(4,442)	-	28,124	5,665
	Equity	553,746	-	-	(62,347)	-	491,399	-
Path Medical, LLC	Senior Secured First Lien Term Loan A	2,249,835	-	-	(31,984)	-	2,217,851	-
URT Acquisition Holdings Corporation	Warrants	920,000	(1,000,000)	-	(920,000)	1,000,000	-	-
US Multifamily, LLC	Senior Secured First Lien Term Loan	2,577,416	-	-	-	-	2,577,416	64,435
	Equity	2,236,261	-	-	(166)	-	2,236,095	-
Total Affiliated Investments		$57,595,245	$(44,289,615)	$-	$(10,473,843)	$14,737,897	$17,569,686	$219,175

Name of Investment(3)(4)	Type of Investment	Fair Value at September 30, 2021	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2021	Earned Income
Controlled Investments
FlexFIN, LLC	Equity Interest	$2,500,000	$28,000,000	$-	$-	$-	$30,500,000	$398,844
NVTN LLC	Senior Secured First Lien Term Loan	6,414,860	-	-	6,566	-	6,421,426	-
	Super Priority Senior Secured First Lien Term Loan	977,000	(500,000)	-	11,075	925	489,000	154,794
Total Controlled Investments		$9,891,860	$27,500,000	$-	$17,641	$925	$37,410,426	$553,638

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(Unaudited)

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2020	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Fair Value at December 31, 2020	Earned Income
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$-	$-	$-	$-	$-	$-	$1,658
	Senior Secured First Lien Term Loan B	-	-	-	-	-	-	6,484
	Senior Secured First Lien Term Loan C	1,166,763	-	-	65,169	-	1,231,932	37,985
	Revolving Credit Facility	3,554,069	-	-	-	-	3,554,069	54,496
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	1,110,563	(1,239,335)	-	7,335,822	(7,207,049)	-	-
	Preferred Equity Series A	-	-	-	1,600,000	(1,600,000)	-	-
	Preferred Equity Series AA	-	-	-	800,000	(800,000)	-	-
	Preferred Equity Series AAA	-	-	-	971,200	(971,200)	-	-
Black Angus Steakhouses,LLC	Senior Secured First Lien Delayed Draw Term Loan	758,929	-	-	-	-	758,929	19,395
	Senior Secured First Lien Term Loan	5,047,557	-	-	(2,692,030)	-	2,355,527	-
	Senior Secured First Lien Super Priority DDTL	-	1,222,222	-	-	-	1,222,222	6,080
Caddo Investors Holdings 1 LLC	Equity	2,990,776	-	-	207,089	-	3,197,865	-
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	905,116	-	-	(775,814)		129,302	-
JFL-NGS Partners, LLC	Preferred Equity A-2	1,795,034	(2,110,987)	-	-	315,953	-	(16,377)
	Preferred Equity A-1	232,292	-	-	-	(232,292)	-	(2,119)
	Equity	38,780,067	-	-	(4,468,605)	-	34,311,462	-
JFL-WCS Partners, LLC	Preferred Equity Class A	1,310,649	-	-	(19,792)	-	1,290,857	(53,623)
	Equity	4,535,580	-	-	773,357	-	5,308,937	-
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,051,705	-	-	-	-	2,051,705	(855)
	Senior Secured First Lien Delayed Draw Term Loan	515,699	(135,593)	-	-	-	380,106	(215)
	Equity	962,717	-	-	(936,252)	-	26,465	-
Path Medical, LLC	Senior Secured First Lien Term Loan A	5,905,080	-	-	(112,197)	-	5,792,883	158,453
	Senior Secured First Lien Term Loan B	6,794,514	-	-	(4,474,930)	-	2,319,584	3,027
URT Acquisition Holdings Corporation	Unsecured Debt	-	(500,000)	2,109,590	468,377	41,660	2,119,627	15,480
US Multifamily, LLC	Senior Secured First Lien Term Loan	5,123,913	(1,909,872)	-	-	-	3,214,041	122,422
	Equity	1,332,000	-	-	(401,377)	-	930,623	-
Total Affiliated Investments		$84,873,023	$(4,673,565)	$2,109,590	$(1,659,984)	$(10,452,928)	$70,196,136	$352,291

Controlled Investments
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	$41,018,500	$(39,739,930)	$-	$38,869,000	$(40,147,570)	$-	$-
NVTN LLC	Senior Secured First Lien Term Loan	4,530,078	-	-	(492,065)	-	4,038,013	912
	Super Priority Senior Secured First Lien Term Loan	2,000,000	-	-	(140,000)	-	1,860,000	278
Total Controlled Investments		$47,548,578	$(39,739,930)	$-	$38,236,935	$(40,147,570)	$5,898,013	$1,190

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(Unaudited)

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

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the three months ended December 31, 2021 and 2020. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the three months ended December 31, 2021 and 2020.

Loan Participation Sales

The Company may sell portions of its investments via participation agreements to a managed account, managed by an affiliate and non-affiliate of the Company. At December 31, and September 30, 2021, there were no participation agreements outstanding. The transfer of the participated portion of the investments met the criteria set forth in ASC 860, Transfers and Servicing for treatment as a sale. In each case, the Company’s loan participation agreements satisfy the following conditions:

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

During the three months ended December 31, 2021 and 2020, the Company did not collect interest and principal payments on behalf of any participant, since there were no participation agreements outstanding.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(Unaudited)

Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company evaluated and determined that it had one subsidiary, FlexFIN, LLC, that is deemed to be a “significant subsidiary” as of December 31, 2021 for which summarized financial information is presented below (dollars in thousands):

	December 31, 2021 (Unaudited)	September 30, 2021 (Unaudited)
Balance Sheet
Total Assets	$30,500	$2,500
Total Liabilities	495	-

For the Three Months Ended December 31,
2021
(Unaudited)
Income Statement
Total Income	$399
Total Expenses	109
Net Income	290

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(Unaudited)

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of December 31, 2021 (dollars in thousands):

	Fair Value Hierarchy as of December 31, 2021
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$14,125	$55,306	$69,431
Senior Secured Second Lien Term Loans	-	-	2,493	2,493
Senior Secured Notes	-	10,892	-	10,892
Equity/Warrants	37,144	4,788	50,651	92,583
Total	$37,144	$29,805	$108,450	$175,399

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2021 (dollars in thousands):

	Fair Value Hierarchy as of September 30, 2021
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$-	$61,934	$61,934
Senior Secured Second Lien Term Loans	-	-	2,490	2,490
Senior Secured Notes	-	9,270	-	9,270
Secured Debt	-	-	2,500	2,500
Equity/Warrants	23,102	-	48,889	71,991
Total	$23,102	$9,270	$115,813	148,185
Investments measured at net asset value(1)				3,455
Total Investments, at fair value				$151,640

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended December 31, 2021 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Secured Debt	Unsecured Debt	Equities/ Warrants	Total
Balance as of September 30, 2021	$61,934	$2,490	$2,500	$-	$48,889	$115,813
Purchases and other adjustments to cost	27,629	-	-	-	38,344	65,973
Sales	(32,951)	-	-	(100)	(40,292)	(73,343)
Net realized gains/(losses) from investments	(21,759)	-	-	(99)	36,153	14,295
Net unrealized gains/(losses)	20,453	3	(2,500)	199	(32,443)	(14,288)
Balance as of December 31, 2021	$55,306	$2,493	$-	$-	$50,651	$108,450

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(Unaudited)

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

Net change in unrealized gain (loss) for the three months ended December 31, 2021 and 2020 included in earnings related to investments still held as of December 31, 2021 and 2020, was approximately $10.3 million and $(32.1) million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

Settlements represent principal paydowns received.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended December 31, 2021, one of our investments transferred out of Level 3 and no investments transferred into Level 3. During the three months ended December 31, 2020, none of our investments transferred into or out of Level 3.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of December 31, 2021 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien Term Loans	$2,578	Market Approach	Capitalization Rate	0.05x - 0.06x (0.05x)
Senior Secured First Lien Term Loans	3,555	Enterprise Value Analysis	Revenue Multiple	$0.40 - $0.50 ($0.45)
Senior Secured First Lien Term Loans	15,486	Market Approach	Market Yield	7.00% - 17.75% (9.25%)
Senior Secured First Lien Term Loans	14,665	Market Approach	EBITDA Multiple	4.00x - 15.60x (11.52x)
Senior Secured First Lien Term Loans	7,085	Market Approach (Guideline Comparable)	Market Yield	5.25% - 8.00% (5.79%)
Senior Secured First Lien Term Loans	7,988	Market Approach	Market Spread	0.05x - 0.06x (0.05x)
Senior Secured First Lien Term Loans	1,731	Market Approach	Market Quotes	9.00x - 15.50x (12.25x)
Senior Secured First Lien Term Loans	2,218	Market Approach	Revenue Multiple	0.25x - 0.40x (0.33x)

Senior Secured Second Lien Term Loans	2,493	Market Approach (Guideline Comparable)	EBITDA multiple	9.50x - 10.50x (10.00x)

Equity/Warrants	30,500	Cost Approach	Replacement Cost	N/A
Equity/Warrants	4,853	Market Approach	Market Yield	7.00% - 17.75% (11.25%)
Equity/Warrants	13,062	Market Approach	EBITDA Multiple	4.00x - 15.60x (14.02x)
Equity/Warrants	2,236	Market Approach	Capitalization Rate	0.05x - 0.06x (0.05x)
Total	$108,450

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(Unaudited)

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2021 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien Term Loans	$25,783	Market Approach	Market Yield	7.50% - 102.38% (32.78%)
Senior Secured First Lien Term Loans	15,639	Market Approach	Arms Length Transaction	N/A
Senior Secured First Lien Term Loans	7,567	Market Approach (Guideline Comparable)	Market Yield	5.00% - 8.00% (5.55%)
Senior Secured First Lien Term Loans	4,539	Market Approach	EBITDA Multiple	4.50x - 5.50x (5.00x)
Senior Secured First Lien Term Loans	3,579	Enterprise Value Analysis	Revenue Multiple	0.40x - 0.50x (0.45x)
Senior Secured First Lien Term Loans	2,577	Market Approach	Capitalization Rate	4.50% - 5.50% (5.00%)
Senior Secured First Lien Term Loans	2,250	Market Approach	Revenue Multiple	0.25x - 0.40x (0.33x)

Senior Secured Second Lien Term Loans	2,490	Market Approach (Guideline Comparable)	EBITDA Multiple	9.75x - 10.75x (10.25x)

Secured Debt	2,500	Cost Approach	Replacement Cost	N/A

Equity/Warrants	38,939	Market Approach	EBITDA Multiple	1.25x - 12.75x (12.31x)
Equity/Warrants	4,758	Market Approach	Market Yield	10.50% - 12.00% (11.25%)
Equity/Warrants	2,956	Market Approach	Revenue Multiple	0.11x - 0.30x (0.16x)
Equity/Warrants	2,236	Market Approach	Capitalization Rate	4.50% - 5.50% (5.00%)
Total	$115,813

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

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks through calendar year ended 2022. The Earnout and AMI were initially recorded with an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of December 31, 2021 and September 30, 2021, the Company deemed the contingent consideration to be uncollectible.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

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

As of December 31, 2021, the Company’s asset coverage was 291.3% after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

As of September 30, 2021, the Company’s asset coverage was 285.6% after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

The Company’s outstanding debt excluding debt issuance costs as of December 31, 2021 and September 30, 2021 was as follows (dollars in thousands):

	December 31, 2021				September 30, 2021
	Aggregate Principal Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Available	Principal Amount Outstanding	Carrying Value	Fair Value
2023 Notes	$22,522	$22,522	$22,405	$22,999	$77,847	$77,847	$77,434	$79,092
2028 Notes	57,500	57,500	55,236	57,845	-	-	-	-
Total debt	$80,022	$80,022	$77,641	$80,844	$77,847	$77,847	$77,434	$79,092

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(Unaudited)

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

On November 15, 2021, the Company caused notices to be issued to the holders of the 2023 Notes regarding the Company’s exercise of its option to redeem $55,325,000 in aggregate principal amount of the issued and outstanding 2023 Notes on December 16, 2021. On December 16, 2021, the Company redeemed $55,325,000 in aggregate principal amount of the issued and outstanding 2023 Notes. The redemption was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which resulted in a realized loss of $0.3 million and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

2028 Notes

On November 9, 2021, the Company entered into an underwriting agreement, by and between the Company and Oppenheimer & Co. Inc., as representative of the several underwriters named in Exhibit A thereto, in connection with the issuance and sale (the “Offering”) of $57,500,000 (including the underwriters’ option to purchase up to $7,500,000 aggregate principal amount) in aggregate principal amount of its 5.25% Notes due 2028 (the “2028 Notes” and collectively with the 2023 Notes, the “Notes”). The Offering occurred on November 15, 2021, pursuant to the Company’s effective shelf registration statement on Form N-2 previously filed with the SEC, as supplemented by a preliminary prospectus supplement dated November 8, 2021, the pricing term sheet dated November 9, 2021 and a final prospectus supplement dated November 9, 2021. Effective November 16, 2021, the 2028 Notes began trading on the NASDAQ Global Market under the trading symbol “PFXNZ.”

On November 15, 2021, the Company and U.S. Bank National Association, as trustee, entered into a Fourth Supplemental Indenture to its base Indenture, dated February 7, 2012, between the Company and the Trustee. The Fourth Supplemental Indenture relates to the Offering of the 2028 Notes.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(Unaudited)

Fair Value of Debt Obligations

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of December 31, 2021 and September 30, 2021, the Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As of December 31, 2021 and September 30, 2021, debt issuance costs related to the Notes were as follows (dollars in thousands):

	December 31, 2021			September 30, 2021
	2023 Notes	2028 Notes	Total	2023 Notes	Total
Total debt issuance costs	$3,102	$2,306	$5,408	$3,102	$3,102
Amortized debt issuance costs	2,985	42	3,027	2,689	2,689
Unamortized debt issuance costs	$117	$2,264	$2,381	$413	$413

For the three months ended December 31, 2021 and 2020, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the Three Months Ended December 31
	2021	2020
2021 Notes Interest	$—	$668
2023 Notes Interest	715	1,192
2028 Notes Interest	731	—
Amortization of debt issuance costs	42	158
Total	$1,488	$2,018
Weighted average stated interest rate	7.5%	6.8%
Weighted average outstanding balance	$80,022	$118,513

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

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

December 31, 2021

(Unaudited)

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

Base Management Fee

Through December 31, 2020, for providing investment advisory and management services to us, MCC Advisors received a base management fee. The base management fee was calculated at an annual rate of 1.75% (0.4375% per quarter) of up to $1.0 billion of the Company’s gross assets and 1.50% (0.375% per quarter) of any amounts over $1.0 billion of the Company’s gross assets and was payable quarterly in arrears. The base management fee was calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. Since January 1, 2021, the Company no longer incurs management fees under its current internalized structure. During the three months ended December 31, 2020, the Company incurred $1.1 million in base management fees.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(Unaudited)

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

For the three months ended December 31, 2020, the Company did not incur any incentive fees on net investment income because pre-incentive fee net investment income did not exceed the hurdle amount under the formula set forth in the Investment Management Agreement. The Investment Management Agreement terminated as of December 31, 2020, and the Company no longer incurs incentive fees under the Investment Management Agreement as a result.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to the administration agreement, MCC Advisors furnished us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimbursed MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. From time to time, our administrator was able to pay amounts owed by us to third-party service providers and we would subsequently reimburse our administrator for such amounts paid on our behalf. In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services (“U.S. Bancorp”). The administration agreement with MCC Advisors terminated by its terms on December 31, 2020. Effective January 1, 2021, US Bancorp serves as custodian and provides us with fund accounting and financial reporting services pursuant to the Fund Accounting Servicing Agreement and Administration Servicing Agreement. For the three months ended December 31, 2021, we incurred $68,866 in administrator expenses. For the three months ended December 31, 2020, we incurred $0.5 million in administrator expenses.

As of December 31, 2021 and September 30, 2021, $0.1 million and $0.1 million, respectively, were included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(Unaudited)

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

Note 8. Commitments

Insurance Reimbursements Related to Professional Fees

The Company has received insurance proceeds under its insurance policy primarily relating to the legal expenses associated with the dismissed stockholder class action, captioned as FrontFour Capital Group LLC, et al. v Brook Taube et al. During the three months ended December 31, 2021 the Company did not receive any insurance proceeds. During the three months ended December 31, 2020, the Company received $0.9 million of insurance proceeds. The reimbursements have been recorded as an offset or reduction in professional fees and expenses on the Consolidated Statements of Operations.

Unfunded commitments

As of December 31, 2021 and September 30, 2021, we had commitments under loan and financing agreements to fund up to $8.2 million to seven portfolio companies and $4.9 million to six portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2021 and September 30, 2021 is shown in the table below (dollars in thousands):

	December 31, 2021	September 30, 2021
SS Acquisition, LLC - Delayed Draw Term Loan	$4,000	$-
Redwood Services Group, LLC - Revolver	1,575	1,575
1888 Industrial Services, LLC - Revolver	1,078	1,078
Kemmerer Operations, LLC - Delayed Draw Term Loan	908	908
Secure Acquisition Inc. - Delayed Draw Term Loan	259	-
NVTN LLC - DDTL	220	220
Black Angus Steakhouses, LLC - Super Priority DDTL	167	167
Alpine SG - Revolver	-	1,000
Total unfunded commitments	$8,207	$4,948

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

As of December 31, 2021, the asset related to the operating lease was $0.6 million and is included in the Other assets balance on the Consolidated Balance Sheet. The lease liability was $0.6 million and is included in the Other liabilities balance on the Consolidated Balance Sheet. As of December 31, 2021, the remaining lease term was five years and the implied borrowing rate was 5.25%.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(Unaudited)

The following table shows future minimum payments under PhenixFIN’s operating lease as of December 31, 2021:

For the Years Ended December 31,	Amount
2022	$84,000
2023	144,000
2024	144,000
2025	144,000
2026	144,000
Thereafter	24,000
684,000
Difference between undiscounted and discounted cash flows	(70,466)
$613,534

Note 9. Fee Income

Fee income consists of origination/closing fees, amendment fees, prepayment penalty and other miscellaneous fees which are non-recurring in nature as well as administrative agent fees, which are recurring in nature. The following tables summarizes the Company’s fee income for the three months ended December 31, 2021 and 2020 (dollars in thousands):

	For the Three Months Ended December 31
	2021	2020
Prepayment fee	$209	$-
Other fees	38	11
Administrative agent fee	19	304
Amendment fee	4	26
Fee income	$270	$341

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

No board service compensation is paid to directors who are ’‘interested persons’’ of the Company (as such term is defined in the 1940 Act). For the three months ended December 31, 2021 and 2020, we accrued $0.2 million and $0.5 million for directors’ fees expense, respectively.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(Unaudited)

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of December 31, 2021.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three months ended December 31, 2021 and 2020 (dollars in thousands, except share and per share amounts):

	For the Three Months Ended December 31
	2021	2020
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$4,803	$(6,438)
Weighted average shares of common stock outstanding - basic and diluted	2,517,221	2,723,709
Earnings (loss) per share of common stock - basic and diluted	$1.91	$(2.36)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended December 31, 2021 and 2020:

	For the Three Months Ended December 31
	2021	2020
Per share data
Net Asset Value per share at Beginning of Period	$57.08	$55.30

Results of Operations:
Net Investment Income/(Loss)(1)	0.08	3.06
Net Realized Gain/(Loss) on Investments	6.05	(17.15)
Net Unrealized Gain/(Loss) on Investments	(4.10)	11.77
Net loss on extinguishment of debt	(0.12)	(0.04)
Net Increase (Decrease) in Net Assets Resulting from Operations	1.91	(2.36)

Net Asset Value per share at End of Period	$58.99	$52.94

Net Assets at End of Period	$148,496,991	$144,181,666
Shares Outstanding at End of Period	2,517,221	2,723,709

Per share market value at end of period	$41.83	$28.31
Total return based on market value(2)	134.60%	58.78%
Total return based on net asset value(3)	(1.41)%	(4.27)%
Portfolio turnover rate(5)	188.23%	2.61%

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

(Unaudited)

The following is a schedule of ratios and supplemental data for the three months ended December 31, 2021 and 2020:

Ratios:
Ratio of net investment/(loss) income to average net assets after waivers, discounts and reimbursements(4)(5)	(0.08)%	22.56%
Ratio of total expenses to average net assets after waivers, discounts and reimbursements(4)(5)(6)	7.76%	12.11%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(4)(5)(9)	7.76%	12.11%
Percentage of non-recurring fee income(4)(6)	9.31%	2.67%
Average debt outstanding(7)	$78,934,300	$118,513,187
Average debt outstanding per common share	$31.36	$43.51
Asset coverage ratio per unit(8)	$2,913	$2,867
Total Debt Outstanding(9)
2023 Notes	$22,521,800	$77,227,633
2028 Notes	$57,500,000	$-

Average market value per unit:
2023 Notes	$25.44	$23.98
2028 Notes	$25.13	$-

(1)	Net investment income/(loss) excluding management and incentive fee waivers, discounts and reimbursements based on total weighted average common stock outstanding equals $0.12 and $3.06 per share for the three months ended December 31, 2021 and 2020 respectively.
(2)	Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.
(3)	Total return is historical and assumes changes in NAV, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.
(4)	Ratios are annualized during interim periods.
(5)	For the three months ended December 31, 2021, prior to the effect of Expense Support Agreement, the ratio of net investment income/(loss), total expenses, and operating expenses and credit facility related expenses to average net assets is (0.08)%, 7.76%, and 7.76%, respectively.

For the three months ended December 31, 2020, prior to the effect of Expense Support Agreement, the ratio of net investment income/(loss), total expenses, and operating expenses and credit facility related expenses to average net assets is 22.42%, 9.75%, and 12.04%, respectively.

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

As of December 31, 2021, the Company’s asset coverage was 291.3% after giving effect to leverage and therefore the Company’s asset coverage was above 200%, the minimum asset coverage requirement under the 1940 Act.

(9)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

December 31, 2021

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

The Company did not make any distributions during the three months ended December 31, 2021 and 2020.

Note 14. Share Transactions

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program.

The following table sets forth the number of shares of common stock repurchased by the Company at a weighted average price of $39.72 per share under its share repurchase program from February 10, 2021 through December 31, 2021:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
February 2021	13,082	$30.25 - $30.96	$397,384
March 2021	12,241	$30.25 - $34.42	393,938
April 2021	14,390	$33.11 - $34.89	491,469
May 2021	25,075	$34.56 - $39.93	976,440
August 2021	141,700	$41.03 - $42.28	5,944,212
Total	206,488		$8,203,444

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items disclosed herein, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended December 31, 2021.

On February 9, 2022, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $15 million to $25 million. Since announcing this share repurchase program on January 11, 2021, the Company has repurchased an aggregate of 219,964 shares of common stock through February 8, 2022 with a total cost of approximately $8.7 million, or 8.08% of shares outstanding as of the program’s inception. Taking into account such prior repurchases, the total remaining amount authorized under the expanded share repurchase program is approximately $11.2 million.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes in the value of our assets;

●	the impact of increased competition;

●	the impact of future acquisitions and divestitures;

●	our business prospects and the prospects of our portfolio companies;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us;

●	our contractual arrangements and relationships with third parties;

●	any future financings by us;

●	fluctuations in foreign currency exchange rates;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to locate suitable investments for us and to monitor and administer our investments;

●	our ability to attract and retain highly talented professionals;

●	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

●	the unfavorable resolution of legal proceedings;

●	uncertainties associated with the impact from the COVID-19 pandemic and any variants thereof: including its impact on the global and U.S. capital markets and the global and U.S. economy; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the operational and financial performance of our portfolio companies, including our and their ability to achieve their respective objectives; and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business; and

●	risks and uncertainties relating to the possibility that the Company may explore strategic alternatives, including, but are not limited to: the timing, benefits and outcome of any exploration of strategic alternatives by the Company; potential disruptions in the Company’s business and stock price as a result of our exploration of any strategic alternatives; the ability to realize anticipated efficiencies, or strategic or financial benefits; potential transaction costs and risks; and the risk that any exploration of strategic alternatives may have an adverse effect on our existing business arrangements or relationships, including our ability to retain or hire key personnel. There is no assurance that any exploration of strategic alternatives will result in a transaction or other strategic change or outcome.

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

COVID-19 Developments

COVID-19 and variants thereof have severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of COVID-19 continues to evolve and many countries, including the United States, have reacted at various stages of the pandemic by instituting quarantines, restricting travel, and temporarily closing or limiting capacity at many corporate offices, retail stores, restaurants, fitness clubs and manufacturing facilities and factories in affected jurisdictions. Such actions have created disruption in global supply chains and adversely impacted a number of industries. The outbreak has had and could continue to have an adverse impact on economic and market conditions and trigger a period of global economic slowdown.

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the continuing development and fluidity of this situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, shareholder support, and, as appropriate, accessing their ability to participate in the government Paycheck Protection Program. The Company’s performance has been negatively impacted during the pandemic. The longer-term impact of COVID-19 on the operations and the performance of the Company (including certain portfolio companies) is difficult to predict, but may also be adverse. The longer-term potential impact on such operations and performance could depend to a large extent on future developments and actions taken by authorities and other entities to mitigate COVID-19 and its economic impact. The impacts, as well as the uncertainty over impacts to come, of COVID-19 have adversely affected the performance of the Company (including certain portfolio companies) and may continue to do so in the future. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

We have evaluated subsequent events from December 31, 2021 through the filing date of this quarterly report on Form 10-Q. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period ended December 31, 2021, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of December 31, 2021, the Company valued its portfolio investments in conformity with U.S. generally accepted accounting principles (“GAAP”) based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic may have caused during the months following our most recent valuation (as of December 31, 2021), any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The longer-term impact of COVID-19 on the operations and the performance of the Company (including certain portfolio companies) is difficult to predict, but may also be adverse. The longer-term potential impact on such operations and performance could depend to a large extent on future developments and actions taken by authorities and other entities to contain COVID-19 and its economic impact. The impacts, as well as the uncertainty over impacts to come, of COVID-19 (including any variants thereof) have adversely affected the performance of the Company and may continue to do so in the future. Further, the potential exists for additional variants of COVID-19, including the Omicron variant, to impede the global economic recovery and exacerbate geographic differences in the spread of, and response to, COVID-19.

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

Portfolio and Investment Activity

As of December 31, 2021 and September 30, 2021, our portfolio had a fair market value of approximately $175.4 million and $151.6 million, respectively.

During the three months ended December 31, 2021, we received proceeds from sale and settlements of investments of $77.6 million, including principal and dividend proceeds, realized net gain (losses) on investments of $15.2 million, and invested $96.2 million, of which $37.7 million was invested in nine new portfolio companies during the quarter.

During the three months ended December 31, 2020, we received proceeds from sale and settlements of investments of $74.1 million, including principal and dividend proceeds, realized net gain (losses) on investments of $(46.7) million, and invested $1.3 million.

The following table summarizes the amortized cost and the fair value of our average portfolio company:

	December 31, 2021		September 30, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$3,899	$4,079	$3,100	$2,263
Largest portfolio company	30,500	30,500	19,469	26,863

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2021 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$117,857	48.7%	$69,431	39.6%
Senior Secured Second Lien Term Loans	2,600	1.1	2,493	1.4
Senior Secured Notes	11,043	4.6	10,892	6.2
Unsecured Debt	1,362	0.6	-	-
Equity/Warrants	108,889	45.0	92,583	52.8
Total Investments	$241,751	100.0%	$175,399	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2021 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$136,740	65.7%	$61,934	40.9%
Senior Secured Second Lien Term Loans	2,600	1.3	2,490	1.6
Senior Secured Notes	9,306	4.5	9,270	6.1
Secured Debt	2,500	1.2	2,500	1.6
Unsecured Debt	1,561	0.8	-	-
Equity/Warrants	54,961	26.5	75,446	49.8
Total Investments	$207,668	100.0%	$151,640	100.0%

As of December 31, 2021, our income-bearing investment portfolio based upon cost represented 66.3% of our total portfolio of which 72.0% bore interest based on floating rates, such as the London Interbank Offering Rate (“LIBOR”), while 28.0% bore interest at fixed rates. As of December 31, 2021, the Company had a weighted average yield to maturity on debt at fair market value of 8.78% on its yield-oriented debt investments. This yield does not represent the total return to our stockholders.

We rate the risk profile of each of our investments based on the following categories:

Credit
Rating	Definition
1	Investments that are performing above expectations.

2	Investments that are performing within expectations, with risks that are neutral or favorable compared to risks at the time of origination. All new loans are rated ’2’.

3	Investments that are performing below expectations and that require closer monitoring, but where no loss of interest, dividend or principal is expected. Companies rated ’3’ may be out of compliance with financial covenants, however, loan payments are generally not past due.

4	Investments that are performing below expectations and for which risk has increased materially since origination. Some loss of interest or dividend is expected but no loss of principal. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 180 days past due).

5	Investments that are performing substantially below expectations and whose risks have increased substantially since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Some loss of principal is expected.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2021 and September 30, 2021 (dollars in thousands):

	December 31, 2021		September 30, 2021
	Fair Value	Percentage	Fair Value	Percentage
1	$-	0.0%	$-	0.0%
2	148,838	84.9%	121,508	80.1%
3	13,444	7.7%	13,416	8.8%
4	6,913	3.9%	9,925	6.6%
5	6,204	3.5%	6,791	4.5%
Total	$175,399	100.0%	$151,640	100.0%

Results of Operations

Operating results for three months ended December 31, 2021 and 2020 are as follows (dollars in thousands):

	For the Three Months Ended December 31
	2021	2020
Total investment income	$3,133	$12,801
Less: Net expenses	2,933	4,471
Net investment income/(loss)	200	8,330
Net realized gains (losses) on investments	15,223	(46,707)
Net change in unrealized gains (losses) on investments	(10,324)	32,062
Loss on extinguishment of debt	(296)	(122)
Net increase (decrease) in net assets resulting from operations	$4,803	$(6,437)

Investment Income

For the three months ended December 31, 2021, investment income totaled $3.1 million, of which $1.9 million was attributable to portfolio interest, $0.9 million was attributable to dividend and other income, and $0.3 million was attributable to fee income. Dividend income was received from 3 investments.

For the three months ended December 31, 2020, investment income totaled $12.8 million, of which $2.2 million was attributable to portfolio interest, $10.3 million was attributable to dividend income, and $0.3 million was attributable to fee income. Dividend income was received primarily from one investment.

Operating Expenses

Operating expenses for the three months ended December 31, 2021 and 2020 are as follows (dollars in thousands):

	For the Three Months Ended December 31
	2021	2020
Base management fees	$-	$1,146
Interest and financing expenses	1,488	2,018
General and administrative	196	378
Salary and Benefit	506	-
Administrator expenses	69	484
Insurance	159	485
Directors fees	208	476
Professional fees, net	307	(516)
Total Expenses	$2,933	$4,471

For the three months ended December 31, 2021, total operating expenses before any management and incentive fee waivers and expense support reimbursements decreased by $1.5 million, or 34.3%, compared to the three months ended December 31, 2020.

Effective beginning January 1, 2021, the Company did not incur any management or incentive fees, nor was it subject to expense support arrangements due to its transition to an internal management structure. As a result, there were no management or incentive fee waivers or expense support reimbursements for such period.

Interest and Financing Expenses

Interest and financing expenses for the three months ended December 31, 2021 decreased by $0.5 million, or 26.3%, compared to the three months ended December 31, 2020. The decrease in interest and financing expenses was primarily due to the partial repayment of the 2023 Notes on December 16, 2021, the full repayment of the 2021 Notes on November 20, 2020 and the completion of the repayment of the Israeli Notes on April 14, 2020, partially offset by an increase due to the issuance of the 2028 Notes which became effective on November 16, 2021.

Base Management Fees and Incentive Fees

Base management fees for the three months ended December 31, 2021 decreased by $1.1 million to zero, or 100.0%, compared to the three months ended December 31, 2020 as, since January 1, 2021, the Company no longer incurs management fees under its current internalized structure.

No incentive fees were paid for the three months ended December 31, 2021 or the three months ended December 31, 2020. Since January 1, 2021, the Company no longer incurs incentive fees under its current internalized structure.

Professional Fees and Other General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended December 31, 2021 increased by $0.6 million compared to the three months ended December 31, 2020 primarily due to a decrease in the insurance proceeds received in 2021 which offset legal expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended December 31, 2021, we recognized $15.2 million of realized gains on our portfolio investments. The realized gains were primarily due to the restructuring of three investments.

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

During the three months ended December 31, 2021, the Company recognized a net loss on extinguishment of debt of $0.3 million, which was due to the Company’s $55.3 million repayment of the 2023 Notes on December 16, 2021.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio.

For the three months ended December 31, 2021, we had $10.3 million of net unrealized depreciation on investments. The net unrealized depreciation was comprised of $10.4 million of net unrealized depreciation on investments and $0.1 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized, partially sold, or written-off during the year.

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

Provision for Deferred Taxes on Unrealized Depreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended December 31, 2021 and 2020, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

Changes in Net Assets from Operations

For the three months ended December 31, 2021, we recorded a net increase in net assets resulting from operations of $4.8 million compared to a net decrease in net assets resulting from operations of $6.4 million for the three months ended December 31, 2020. This increase takes into account increased net income and net capital appreciation for the period, each as described above. Based on 2,517,221 and 2,723,709 weighted average common shares outstanding for the three months ended December 31, 2021 and 2020, respectively, our per share net increase (decrease) in net assets resulting from operations was $1.91 for the three months ended December 31, 2021 and $(2.36) for the three months ended December 31, 2020.

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

As of December 31, 2021, we had $59.4 million in cash and cash equivalents.

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

2028 Notes

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2021 and September 30, 2021, we had commitments under loan and financing agreements to fund up to $8.2 million to seven portfolio companies and $4.9 million to six portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2021 and September 30, 2021 is shown in the table below (dollars in thousands):

	December 31, 2021	September 30, 2021
SS Acquisition, LLC - Delayed Draw Term Loan	$4,000	$-
Redwood Services Group, LLC - Revolver	1,575	1,575
1888 Industrial Services, LLC - Revolver	1,078	1,078
Kemmerer Operations, LLC - Delayed Draw Term Loan	908	908
Secure Acquisition Inc. - Delayed Draw Term Loan	259	-
NVTN LLC - DDTL	220	220
Black Angus Steakhouses, LLC - Super Priority DDTL	167	167
Alpine SG - Revolver	-	1,000
Total unfunded commitments	$8,207	$4,948

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at December 31, 2021 (dollars in thousands):

	Payments Due by Period
	2022	2023	2024	2025	2026	Thereafter	Total
2023 Notes	$-	$22,521,800	$-	$-	$-	$-	$22,521,800
2028 Notes	-	-	-	-	-	57,500,000	57,500,000
Operating Lease Obligation (1)	84,000	144,000	144,000	144,000	144,000	24,000	684,000
Total contractual obligations	$84,000	$22,665,800	$144,000	$144,000	$144,000	$57,524,000	$80,705,800

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

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

There were no dividend distributions during the three months ended December 31, 2021.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At December 31, 2021, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $10.4 million, or 5.9% of the fair value of our portfolio. At September 30, 2021, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $13.9 million, or 9.2% of the fair value of our portfolio.

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

Recent Developments

On February 9, 2022, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $15 million to $25 million. Since announcing this share repurchase program on January 11, 2021, the Company has repurchased an aggregate of 219,964 shares of common stock through February 8, 2022 with a total cost of approximately $8.7 million, or 8.08% of shares outstanding as of the program’s inception. Taking into account such prior repurchases, the total remaining amount authorized under the expanded share repurchase program is approximately $11.2 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For three months ended December 31, 2021, we did not engage in hedging activities.

As of December 31, 2021, 61.0% of our income-bearing investment portfolio bore interest based on floating rates based upon fair value. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to any income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. The composition of our floating rate debt investments by cash interest rate LIBOR floor as of December 31, 2021 was as follows (dollars in thousands):

	December 31, 2021
LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$-	-%
1% to under 2%	66,862	100.0
2% to under 3%	-	-
No Floor	-	-
Total	$66,862	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2021, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR base rate changes in interest rates, assuming no changes in our investment and capital structure.

	Increase	(Increase)	Increase	Increase
	(Decrease)	Decrease	(Decrease)	(Decrease)
	Interest	Interest	in Net Investment	in Net Investment
Change in Interest Rates	Income(1)(2)	Expense	Income	Income per Share
	($ in thousands)
Down 100 basis points	$(6)	$-	$(6)	$(0.00)
Down 50 basis points	(6)	-	(6)	(0.00)
Down 25 basis points	(6)	-	(6)	(0.00)
Up 25 basis points	7	-	7	0.00
Up 50 basis points	31	-	31	0.01
Up 100 basis points	355	-	355	0.14
Up 200 basis points	1,598	-	1,598	0.63
Up 300 basis points	2,841	-	2,841	1.13
Up 400 basis points	4,084	-	4,084	1.62

(1)	Assumes no defaults or prepayments by portfolio companies during the three months ended December 31, 2021.
(2)	Investments are assuming the December 31, 2021 ending 3 month LIBOR of 0.21%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on December 20, 2021, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the three months ended December 31, 2021 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Risks Related to our Business

We may not be able to pay you distributions and our distributions may not grow over time.

When possible, we may pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. As of December 31, 2021, the Company’s asset coverage was 291.3% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

Risks Related to our Operations as a BDC and RIC

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital which could have a material adverse impact on our liquidity, financial condition and results of operations.

We may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) after such issuance or incurrence.

As of December 31, 2021, the Company’s asset coverage was 291.3% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act.

Risks Relating to an Investment in our Securities

The indentures under which the 2023 Notes and 2028 Notes are issued place restrictions on our and/or our subsidiaries’ activities.

The terms of the indentures under which the 2023 Notes and 2028 Notes were issued place restrictions on our and/or our subsidiaries’ ability to, among other things issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2023 Notes and 2028 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2023 Notes and 2028 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2023 Notes or 2028 Notes and  (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2023 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions and, with respect to the 2028 Notes, except as would cause our asset coverage to be below 200% as a result of such borrowings and/or issuances, whether or not we continue to be subject to the regulations of the 1940 Act. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. As of December 31, 2021, the Company’s asset coverage was 291.3% after giving effect to leverage. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase.

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

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. In December 2019, COVID-19 surfaced in China and has since spread and continues to spread to other countries, including the United States. COVID-19 spread quickly and has been identified as a global pandemic by the World Health Organization. COVID-19 and variants thereof continue to adversely impact global commercial activity and has contributed to significant volatility in financial markets. In affected jurisdictions including the United States, unprecedented actions were and continue to be taken by governmental authorities and businesses, including quarantines, “stay at home” orders, travel and hospitality restrictions and bans, and the temporary closures and limited operations of many businesses (including corporate offices, retail stores, restaurants, fitness clubs, manufacturing facilities and factories, and other businesses). The actions to contain the COVID-19 pandemic vary by country and by state in the United States. While certain state and local governments across the United States have taken steps to re-open their economies by lifting “stay at home” orders and re-opening businesses, a number of states and local governments have needed to pause or slow the re-opening or impose new shutdown orders as variants of COVID-19 have continued to emerge. COVID-19 and the resulting economic dislocations have had and continue to have adverse consequences for the business operations and financial performance of some of our portfolio companies, which may in turn impact the valuation of our investments and have adversely affected, and threaten to continue to adversely affect, our operations. Local, state and federal and numerous non-U.S. governmental authorities have imposed travel and hospitality restrictions and bans, business closures or limited business operations and other quarantine measures on businesses and individuals that remain in effect on the date of this Quarterly Report on Form 10-Q. We cannot predict the full impact of COVID-19, including the duration and the impact of the closures and restrictions described above. As a result, we are unable to predict the duration of these business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. With respect to loans to portfolio companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for PIK interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business, or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause. Portfolio companies may also be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries, such as travel and hospitality, to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them.

The Company will also be negatively affected if the operations and effectiveness of our portfolio companies (or any of the key personnel or service providers of the foregoing) are compromised or if necessary or beneficial systems and processes are disrupted as a result of stay-at-home orders or other related interruptions to business operations.

We may be subject to risks associated with significant investments in one or more economic sectors and/or industries, including the banking, finance, insurance and real estate sector and business services sector, which includes our investment in an asset based lending business.

At times, the Company may have a significant portion of its assets invested in securities of companies conducting business within one or more economic sectors and/or industries, including the banking, finance, insurance and real estate sector and the business services sector, which includes our investment in an asset based lending business. Companies in the same sector or industry may be similarly affected by economic, regulatory, political or market events or conditions, which may make the Company more vulnerable to unfavorable developments in that sector or industry than companies that invest more broadly. Generally, the more broadly the Company invests, the more it spreads risk and potentially reduces the risks of loss and volatility.

The Company presently has significant exposure to the banking, finance, insurance & real estate sector (its investments in such sector comprise 26.7% of investment assets as of December 31, 2021), which subjects the Company to the particular risks of such sector to a greater degree than others not similarly concentrated. Companies in this sector are subject to certain risks, including the risk of regulatory change, decreased liquidity in credit markets and unstable interest rates. Such companies may have concentrated portfolios, such as a high level of loans to one or more industries or sectors, which makes them vulnerable to economic conditions that affect such industries or sectors. Performance of such companies may be affected by competitive pressures and exposure to investments, agreements and counterparties, including credit products that, under certain circumstances, may lead to losses (e.g., subprime loans).These companies may be subject to extensive governmental regulation that may limit the amount and types of loans and other financial commitments they can make, and the interest rates and fees they may charge. In addition, profitability of such companies is largely dependent upon the availability and the cost of capital. In addition, the risks associated with investments in the real estate industry may subject the Company to risks similar to those of direct investments in real estate and the real estate industry in general. These include risks related to general and local economic conditions, possible lack of availability of financing and changes in interest rates or property values. The value of such investments may be affected by, among other factors, changes in the value of the underlying properties owned by the issuer, changes in the prospect for earnings and/or cash flow growth of the investment, defaults by borrowers or tenants, market saturation, decreases in market rates for rents, and other economic, political, or regulatory occurrences affecting the real estate industry.

The Company presently has significant exposure to an asset based lending business (its investments in such business comprise 17.4% of investment assets as of December 31, 2021), which subjects the Company to the particular risks of such business to a greater degree than others not similarly concentrated. The Company’s affiliate’s asset based lending activity within the gemstone and jewelry industry is exposed to factors that can impact price of gemstones and jewelry, including supply and demand of gemstones; political, economic, and global financial events; movement of the U.S. dollar versus other currencies; and the activity of large speculators and other participants. The gemstones and jewelry industry is exposed to the risk of loss as a result of fraud in its various forms. A significant decline in market prices of gemstones could result in reduced collateral value and losses, i.e., a lower balance of asset-based loans outstanding for the Company’s affiliate.

The interest rates of some of our loans to our portfolio companies may be priced using a spread over LIBOR, which is scheduled to be phased out.

On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021 and the FCA has indicated that market participants should not rely on LIBOR being available after 2021. The FCA and the ICE Benchmark Administration have since announced that most LIBOR settings will no longer be published after December 31, 2021 and a majority of U.S. dollar LIBOR settings will cease publication after June 30, 2023. Regulators continue to emphasize the importance of LIBOR transition planning. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. While some instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. Abandonment of or modifications to LIBOR could lead to significant short-term and long-term uncertainty and market instability. In the event of changes to or cessation of LIBOR, we and our portfolio companies may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond 2021, which may be difficult, costly and time consuming. In addition, from time to time we invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.

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

Dated: February 10, 2022
PhenixFIN Corporation

	By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer
(Principal Accounting and Financial Officer)