Form 10-Q
period 2022-03-31
PhenixFIN Corp
filed 2022-05-10
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

The Registrant had 2,203,711 shares of common stock, $0.001 par value, outstanding as of May 9, 2022.

PHENIXFIN CORPORATION

i

PHENIXFIN CORPORATION

Consolidated Statements of Assets and Liabilities

	March 31, 2022 (Unaudited)	September 30, 2021
Assets:
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $148,021,351 and $92,214,167, respectively)	$137,952,546	$84,152,678
Affiliated investments (amortized cost of $43,971,119 and $75,963,427, respectively)	16,668,073	57,595,245
Controlled investments (amortized cost of $61,796,022 and $39,490,097, respectively)	34,184,230	9,891,860
Total Investments at fair value	188,804,849	151,639,783
Cash and cash equivalents	37,676,010	69,433,256
Receivables:
Fees receivable	-	1,872,700
Interest receivable	717,504	371,576
Paydown receivable	-	292,015
Due from Affiliate	128,850	-
Dividends receivable	269,330	81,211
Prepaid share repurchases	480,254	-
Other assets	1,013,641	1,401,746
Total Assets	$229,090,438	$225,092,287

Liabilities:
Notes payable (net of debt issuance costs of $2,264,426 and $412,795, respectively)	$77,757,373	$77,434,005
Interest and fees payable	503,125	-
Due to affiliates	-	280,323
Due to broker	10,375,632	1,586,000
Administrator expenses payable (see Note 6)	72,818	67,920
Accounts payable and accrued expenses	448,635	1,416,524
Deferred revenue	377,852	-
Other liabilities	594,863	613,534
Total Liabilities	90,130,298	81,398,306

Commitments and Contingencies (see Note 8)

Net Assets:
Common Shares, $0.001 par value; 5,000,000 shares authorized; 2,723,709 shares issued;
2,207,794 and 2,517,221 common shares outstanding, respectively	2,208	2,517
Capital in excess of par value	676,357,446	688,866,642
Total distributable earnings (loss)	(537,399,514)	(545,175,178)
Total Net Assets	$138,960,140	$143,693,981
Total Liabilities and Net Assets	$229,090,438	$225,092,287

Net Asset Value Per Common Share	$62.94	$57.08

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31		For the Six Months Ended March 31
	2022	2021	2022	2021
Interest Income:
Interest from investments
Non-controlled, non-affiliated investments:
Cash	$1,264,327	$1,534,904	$2,280,019	$3,206,717
Payment in-kind	100,062	-	238,573	170,029
Affiliated investments:
Cash	387,918	196,328	510,065	548,619
Payment in-kind	92,733	-	189,761	-
Controlled investments:
Cash	807,022	(1,190)	1,360,660	-
Total interest income	2,652,062	1,730,042	4,579,078	3,925,365
Dividend income	913,949	4,408,234	1,616,879	14,671,735
Interest from cash and cash equivalents	6,031	506	8,770	1,446
Fee income (see Note 9)	85,143	237,416	355,265	578,880
Other income	-	78,204	230,434	78,204
Total Investment Income	3,657,185	6,454,402	6,790,426	19,255,630

Expenses:
Base management fees (see Note 6)	-	-	-	1,146,403
Interest and financing expenses	1,221,063	1,260,054	2,708,738	3,277,695
General and administrative expenses	290,136	104,440	486,695	466,049
Salaries and benefits	430,293	332,317	936,168	332,317
Administrator expenses (see Note 6)	82,415	(44,618)	151,281	439,794
Insurance expenses	155,450	474,468	314,354	959,480
Directors fees	167,000	220,500	375,500	696,217
Professional fees, net (see Note 8)	160,594	420,220	467,345	(79,077)
Total expenses	2,506,951	2,767,381	5,440,081	7,238,878
Net Investment Income	1,150,234	3,687,021	1,350,345	12,016,752

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	453,916	160,926	938,429	4,054,648
Affiliated investments	-	-	14,737,897	(10,452,928)
Controlled investments	-	-	925	(40,147,570)
Total net realized gains (losses)	453,916	160,926	15,677,251	(46,545,850)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(2,139,279)	5,077,737	(2,007,316)	1,020,673
Affiliated investments	1,538,979	(1,467,862)	(8,934,864)	(3,586,184)
Controlled investments	1,968,804	329,584	1,986,445	38,566,519
Total net change in unrealized gains (losses)	1,368,504	3,939,459	(8,955,735)	36,001,008
Loss on extinguishment of debt (see Note 5)	-	-	(296,197)	(122,355)
Total realized and unrealized gains (losses)	1,822,420	4,100,385	6,425,319	(10,667,197)

Net Increase (Decrease) in Net Assets Resulting from Operations	$2,972,654	$7,787,406	$7,775,664	$1,349,555

Weighted Average Basic and Diluted Earnings Per Common Share	$1.24	$2.87	$3.16	$0.50
Weighted Average Basic and Diluted Net Investment Income (Loss) Per Common Share	$0.48	$1.36	$0.55	$4.42
Weighted Average Common Shares Outstanding - Basic and Diluted (see Note 11)	2,397,911	2,716,627	2,458,222	2,720,226

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Shares	Par Amount	Capital in Excess of Par Value	Total Distributable Earnings/(Loss)	Total Net Assets
Balance at December 31, 2020	2,723,709	$2,724	$672,381,617	$(528,202,675)	$144,181,666

OPERATIONS
Net investment income (loss)	-	-	-	3,687,021	3,687,021
Net realized gains (losses) on investments	-	-	-	160,926	160,926
Net change in unrealized appreciation (depreciation) on investments	-	-	-	3,939,459	3,939,459
	-	-	-	7,787,406	7,787,406
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(19,773)	(20)	(791,927)	-	(791,947)
	(19,773)	(20)	(791,927)	-	(791,947)

Total Increase (Decrease) in Net Assets	(19,773)	(20)	(791,927)	7,787,406	6,995,459

Balance at March 31, 2021	2,703,936	$2,704	$671,589,690	$(520,415,269)	$151,177,125

Balance at December 31, 2021	2,517,221	$2,517	$688,866,642	$(540,372,168)	$148,496,991

OPERATIONS
Net investment income (loss)	-	-	-	1,150,234	1,150,234
Net realized gains (losses) on investments	-	-	-	453,916	453,916
Net change in unrealized appreciation (depreciation) on investments	-	-	-	1,368,504	1,368,504
	-	-	-	2,972,654	2,972,654
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(309,427)	(309)	(12,509,196)	-	(12,509,505)
	(309,427)	(309)	(12,509,196)	-	(12,509,505)

Total Increase (Decrease) in Net Assets	(309,427)	(309)	(12,509,196)	2,972,654	(9,536,851)

Balance at March 31, 2022	2,207,794	$2,208	$676,357,446	$(537,399,514)	$138,960,140

Balance at September 30, 2020	2,723,709	$2,724	$672,381,617	$(521,764,824)	$150,619,517

OPERATIONS
Net investment income (loss)	-	-	-	12,016,752	12,016,752
Net realized gains (losses) on investments	-	-	-	(46,545,850)	(46,545,850)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	36,001,008	36,001,008
Net loss on extinguishment of debt	-	-	-	(122,355)	(122,355)
	-	-	-	1,349,555	1,349,555
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(19,773)	(20)	(791,927)	-	(791,947)
	(19,773)	(20)	(791,927)	-	(791,947)

Total Increase (Decrease) in Net Assets	(19,773)	(20)	(791,927)	1,349,555	557,608

Balance at March 31, 2021	2,703,936	$2,704	$671,589,690	$(520,415,269)	$151,177,125

Balance at September 30, 2021	2,517,221	$2,517	$688,866,642	$(545,175,178)	$143,693,981
OPERATIONS
Net investment income (loss)	-	-	-	1,350,345	1,350,345
Net realized gains (losses) on investments	-	-	-	15,677,251	15,677,251
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(8,955,735)	(8,955,735)
Net loss on extinguishment of debt	-	-	-	(296,197)	(296,197)
	-	-	-	7,775,664	7,775,664
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(309,427)	(309)	(12,509,196)	-	(12,509,505)
	(309,427)	(309)	(12,509,196)	-	(12,509,505)

Total Increase (Decrease) in Net Assets	(309,427)	(309)	(12,509,196)	7,775,664	(4,733,841)

Balance at March 31, 2022	2,207,794	$2,208	$676,357,446	$(537,399,514)	$138,960,140

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31
	2022	2021

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$7,775,664	$1,349,555
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investment increases due to payment-in-kind interest	(428,334)	(170,029)
Net amortization of premium (discount) on investments	(71,905)	(2,114)
Amortization of debt issuance cost	163,208	68,025
Net realized (gain) loss from investments	(15,677,251)	46,545,850
Net unrealized (gains) losses on investments	8,955,735	(36,001,008)
Proceeds from sale and settlements of investments	89,812,369	74,912,948
Purchases, originations and participations	(119,755,681)	(6,786,640)
Loss on extinguishment of debt	296,197	122,355
(Increase) decrease in operating assets:
Interest receivable	(345,928)	324,869
Receivable for paydowns	292,015	-
Fees receivable	1,872,700	12,500
Dividends receivable	(188,119)	-
Due from affiliate	(128,850)	-
Other receivables	-	(398,551)
Other assets	388,105	882,835
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(967,889)	(1,189,946)
Interest and fees payable	503,125	(801,805)
Management and incentive fees payable, net	-	(1,392,022)
Administrator expenses payable	4,898	(62,007)
Deferred revenue	377,852	20,441
Due to affiliate	(280,323)	(53,083)
Due to broker	8,789,632	-
Other liabilities	(18,671)	-
Net cash provided by (used in) operating activities	(18,631,451)	77,382,173
Cash Flows from Financing Activities:
Debt issuance	57,500,000	-
Paydowns on debt	(55,325,000)	(74,151,823)
Debt issuance costs paid	(2,311,036)	296,438
Repurchase of common shares	(12,989,759)	(956,205)
Net cash provided by (used in) financing activities	(13,125,795)	(74,811,590)
Net increase (decrease) in cash and cash equivalents	(31,757,246)	2,570,583
Cash and cash equivalents, beginning of period	69,433,256	56,522,148
Cash and cash equivalents, end of period	$37,676,010	$59,092,731

Supplemental information:
Interest paid during the period	$2,042,405	$4,079,500

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of March 31, 2022

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (LIBOR + 4.00%, 1.00% LIBOR Floor)(14)	4/3/2024	$4,197,421	$3,815,309	$3,762,147	2.71%
				4,197,421	3,815,309	3,762,147	2.71%

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		1	416,250	-	0.00%
				1	416,250	-	0.00%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		833,152	66,475	-	0.00%
				833,152	66,475	-	0.00%

Chimera Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 117,310 Class C Preferred Units(13)(15)		117,310	2,884,724	2,855,325	2.05%
				117,310	2,884,724	2,855,325	2.05%

Cleaver-Brooks, Inc.	Manufacturing	7.875% Senior Secured Notes(14)	3/1/2023	9,427,000	9,386,296	9,073,488	6.53%
				9,427,000	9,386,296	9,073,488	6.53%

Copper Property CTL Pass Through Trust	Banking, Finance, Insurance & Real Estate	Equity Certificates(14)		287,795	4,357,109	4,604,720	3.31%
				287,795	4,357,109	4,604,720	3.31%

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)	7/28/2025	2,607,062	2,601,523	2,486,616	1.79%
				2,607,062	2,601,523	2,486,616	1.79%

DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)	11/13/2025	4,887,500	4,887,500	4,887,500	3.52%
		Revolving Credit Facility (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)	11/13/2025	714,286	714,286	714,286	0.51%
				5,601,786	5,601,786	5,601,786	4.03%

DirecTV Financing, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 0.75% LIBOR Floor)(14)	8/2/2027	4,775,000	4,775,000	4,760,198	3.43%
				4,775,000	4,775,000	4,760,198	3.43%

Dividend and Income Fund(11)	Banking, Finance, Insurance & Real Estate	Equity - 97,483 Common Units(13)		97,483	1,429,545	1,397,906	1.01%
				97,483	1,429,545	1,397,906	1.01%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Dream Finders Homes, LLC(11)	Construction & Building	Preferred Equity (8.00% PIK)		5,103,173	5,103,173	4,835,257	3.48%
				5,103,173	5,103,173	4,835,257	3.48%

First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	3/30/2027	3,979,900	3,979,900	3,940,101	2.84%
				3,979,900	3,979,900	3,940,101	2.84%

Footprint Acquisition, LLC	Services: Business	Equity - 150 Common Units		150	-	-	0.00%
				150	-	-	0.00%

Franklin BSP Realty Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 529,914 Common Units(13)		529,914	8,754,386	7,408,198	5.33%
				529,914	8,754,386	7,408,198	5.33%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		380	151,337	-	0.00%
				380	151,337	-	0.00%

Great AJAX Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 254,922 Common Units(13)		254,922	3,333,786	2,990,235	2.15%
				254,922	3,333,786	2,990,235	2.15%

Innovate Corp.(11)	Construction & Building	8.50% Senior Secured Notes(14)	2/1/2026	2,250,000	2,252,156	2,205,000	1.59%
				2,250,000	2,252,156	2,205,000	1.59%

Invesco Mortgage Capital, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 205,000 Class C Preferred Units(13)(16)		205,000	5,035,506	4,942,550	3.56%
				205,000	5,035,506	4,942,550	3.56%

JFL-NGS-WCS Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 5.50%, 1.00% LIBOR Floor)	11/12/2026	7,896,773	7,879,870	7,966,265	5.73%
		Equity - 10,000,000 Units		10,000,000	10,000,000	10,000,000	7.20%
				17,896,773	17,879,870	17,966,265	12.93%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Lucky Bucks, LLC	Consumer Discretionary	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 0.75% LIBOR Floor)	10/12/2027	7,406,250	7,267,910	7,332,188	5.28%
				7,406,250	7,267,910	7,332,188	5.28%

McKissock Investment Holdings, LLC (dba Colibri)	Services: Business	Senior Secured First Lien Term Loan (SOFR + 5.00%, 0.75% CSA Floor)	3/10/2029	5,000,000	4,950,298	4,962,500	3.57%
				5,000,000	4,950,298	4,962,500	3.57%

MFA Financial, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 97,426 Class C Preferred Units(13)(19)		97,426	2,318,487	2,220,339	1.60%
				97,426	2,318,487	2,220,339	1.60%

New Residential Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 206,684 Class B Preferred Units(13)(17)		206,684	5,129,170	5,088,560	3.66%
				206,684	5,129,170	5,088,560	3.66%

New York Mortgage Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 165,000 Class E Preferred Units(13)(18)		165,000	4,102,076	4,162,950	3.00%
				165,000	4,102,076	4,162,950	3.00%

PennyMac Financial Services, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 81,500 Common Units(13)		81,500	5,364,478	4,335,800	3.12%
				81,500	5,364,478	4,335,800	3.12%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.75, 0.5% LIBOR Floor)	1/25/2029	5,000,000	4,951,556	4,950,000	3.56%
				5,000,000	4,951,556	4,950,000	3.56%

Q Holding Company	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00, 1.00% LIBOR Floor)	12/31/2023	4,987,212	4,906,170	4,825,128	3.47%
				4,987,212	4,906,170	4,825,128	3.47%

Redwood Services Group, LLC(8)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	6/6/2024	175,000	175,000	175,000	0.13%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(12)	6/6/2024	-	(33,184)	-	0.00%
				175,000	141,816	175,000	0.13%

Secure Acquisition Inc. (dba Paragon Films)(8)	Packaging	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 0.50% LIBOR Floor)	12/16/2028	3,482,759	3,468,188	3,447,931	2.48%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.00%, 0.50% LIBOR Floor)(12)	12/16/2028	-	(933)	-	0.00%
				3,482,759	3,467,255	3,447,931	2.48%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (9.00% Cash)(10)	8/1/2022	191,250	182,081	-	0.00%
				191,250	182,081	-	0.00%

SS Acquisition, LLC (dba Soccer Shots Franchising)(8)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)	12/30/2026	6,666,667	6,569,903	6,683,333	4.81%
				6,666,667	6,569,903	6,683,333	4.81%

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		700,000	700,000	66,750	0.05%
				700,000	700,000	66,750	0.05%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 320,960 Class A Units		320,960	308,667	233,366	0.17%
				320,960	308,667	233,366	0.17%

Staples, Inc.	Services: Business	First Lien Term Loan (LIBOR + 4.50%, 0.0% LIBOR Floor)(14)	9/12/2024	3,750,000	3,665,625	3,637,500	2.62%
				3,750,000	3,665,625	3,637,500	2.62%

Thryv Holdings, Inc.(11)	Services: Business	Senior Secured First Lien Term Loan B (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	3/1/2026	5,245,000	5,115,275	5,248,147	3.78%
				5,245,000	5,115,275	5,248,147	3.78%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units		5,441	302,465	60,613	0.04%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	6,506	361,667	72,477	0.05%
				11,947	664,132	133,090	0.09%

Walker Edison Furniture Company LLC	Consumer goods: Durable	Equity - 13,044 Common Units		13,044	2,114,646	1,620,172	1.17%
				13,044	2,114,646	1,620,172	1.17%

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(9)		518,283	518,283	-	0.00%
				518,283	518,283	-	0.00%

Wingman Holdings, Inc. (f/k/a Crow Precision Components, LLC)	Aerospace & Defense	Equity - 350 Common Units		350	700,000	-	0.00%
				350	700,000	-	0.00%

Subtotal Non-Controlled/Non-Affiliated Investments				$109,960,920	$148,021,351	$137,952,546	99.27%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Affiliated Investments:(6)

1888 Industrial Services, LLC(8)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(10)	5/1/2023	$9,946,741	$9,473,067	$-	0.00%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00%, 1.00% LIBOR Floor)	5/1/2023	1,231,932	1,191,257	739,159	0.53%
		Revolving Credit Facility (LIBOR +5.00%, 1.00% LIBOR Floor)(12)	5/1/2023	3,733,754	3,733,754	3,733,750	2.69%
		Equity - 21,562 Class A Units		21,562	-	-	0.00%
				14,933,989	14,398,078	4,472,909	3.22%

Black Angus Steakhouses, LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	6/30/2022	758,929	758,929	758,929	0.55%
		Senior Secured First Lien Term Loan (LIBOR + 9.00% PIK, 1.00% LIBOR Floor)(10)	6/30/2022	8,412,596	7,767,533	1,884,421	1.36%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	6/30/2022	1,500,000	1,500,000	1,500,000	1.08%
		Equity - 17.92% Membership Interest		-	-	-	0.00%
				10,671,525	10,026,462	4,143,350	2.99%

Kemmerer Operations, LLC(8)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	2,464,476	2,464,476	2,449,689	1.76%
		Equity - 6.7797 Common Units		7	962,717	700,393	0.50%
				2,464,483	3,427,193	3,150,082	2.26%

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(10)	10/11/2021	5,805,894	5,805,894	2,531,370	1.82%
		Senior Secured First Lien Term Loan B (LIBOR + 13.00% PIK, 1.00% LIBOR Floor)(10)	10/11/2021	7,646,823	6,483,741	-	0.00%
		Warrants - 7.68% of Outstanding Equity		123,867	499,751	-	0.00%
				13,576,584	12,789,386	2,531,370	1.82%

US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Equity - 33,300 Preferred Units		33,300	3,330,000	2,370,362	1.71%
				33,300	3,330,000	2,370,362	1.71%

Subtotal Affiliated Investments				$41,679,881	$43,971,119	$16,668,073	11.99%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Controlled Investments:(7)

FlexFIN, LLC	Services: Business	Equity Interest		$25,305,000	$25,305,000	$25,305,000	18.21%

NVTN LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(10)(12)	12/31/2024	6,565,875	6,565,875	6,454,256	4.65%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)	12/31/2024	500,000	499,076	491,500	0.35%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(10)	12/31/2024	14,963,195	12,305,095	1,933,474	1.39%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(10)	12/31/2024	10,014,223	7,570,054	-	0.00%
		Equity - 787.4 Class A Units		9,550,922	9,550,922	-	0.00%
				41,594,215	36,491,022	8,879,230

Subtotal Control Investments				$66,899,215	$61,796,022	$34,184,230	24.60%

	Total Investments, March 31, 2022			$218,540,016	$253,788,492	$188,804,849	135.86%

The accompanying notes are an integral part of these consolidated financial statements.

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.

(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $(64,898,500).

The tax cost basis of investments is $253,703,349 as of March 31, 2022.

(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(5)	Percentage is based on net assets of $138,960,140 as of March 31, 2022.

(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.

(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(8)	The investment has an unfunded commitment as of March 31, 2022 (see Note 8), and fair value includes the value of any unfunded commitments.

(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.

(10)	The investment was on non-accrual status as of March 31, 2022.

(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of March 31, 2022, 21.92% of the Company's portfolio investments were non-qualifying assets.

(12)	This investment earns 0.50% commitment fee on all unused commitment as of March 31, 2022, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(13)	This investment represents a Level 1 security in the ASC 820 table as of March 31, 2022 (see Note 4).

(14)	This investment represents a Level 2 security in the ASC 820 table as of March 31, 2022 (see Note 4).

(15)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 4.743% spread on 9/30/2025.

(16)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 5.29% spread on 9/27/2027.

(17)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 5.64% spread on 8/15/2024.

(18)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 6.429% spread on 1/15/2025.

(19)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.345% spread on 3/31/2025.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2021

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

Alpine SG, LLC (8)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	$4,715,808	$4,715,809	$4,715,809	3.29%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	472,087	472,087	472,087	0.33%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	2,277,293	2,277,293	2,277,293	1.58%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	4,174,037	4,107,317	4,174,037	2.90%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	2,999,802	2,946,540	2,999,802	2.09%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	1,000,000	982,916	1,000,000	0.70%
				15,639,027	15,501,962	15,639,028	10.89%

Autosplice, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash & 2.00% PIK, 1.00% LIBOR Floor)(14)	4/30/2022	11,826,036	11,826,036	11,826,036	8.23%
				11,826,036	11,826,036	11,826,036	8.23%

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		1	416,250	-	0.00%
				1	416,250	-	0.00%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		3,434,170	566,475	-	0.00%
				3,434,170	566,475	-	0.00%

Chimera Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 117,310 Class C Preferred Units(17)(20)		117,310	2,884,724	3,019,559	2.10%
				117,310	2,884,724	3,019,559	2.10%

Cleaver-Brooks, Inc.	Manufacturing	7.875% Senior Secured Notes(18)	3/1/2023	9,364,000	9,306,052	9,270,360	6.45%
				9,364,000	9,306,052	9,270,360	6.45%

CM Finance SPV, LLC	Energy: Oil & Gas	Unsecured Debt(10)		101,463	101,463	-	0.00%
				101,463	101,463	-	0.00%

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	7/28/2025	2,607,062	2,599,906	2,489,744	1.73%
				2,607,062	2,599,906	2,489,744	1.73%

DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	11/13/2025	4,912,500	4,912,500	4,863,375	3.39%
		Revolving Credit Facility (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(16)	11/13/2025	714,286	714,286	707,143	0.49%
				5,626,786	5,626,786	5,570,518	3.88%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Dividend and Income Fund(11)	Banking, Finance, Insurance & Real Estate	Equity - 87,483 Common Units(17)		87,483	1,281,845	1,275,502	0.89%
				87,483	1,281,845	1,275,502	0.89%

Dream Finders Homes, LLC(11)	Construction & Building	Preferred Equity (8.00% PIK)		4,905,011	4,905,011	4,757,860	3.31%
				4,905,011	4,905,011	4,757,860	3.31%

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)(10)		4,049,398	4,049,398	2,956,061	2.06%
		Equity - 150 Common Units		150	-	-	0.00%
				4,049,548	4,049,398	2,956,061	2.06%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		380	151,337	-	0.00%
				380	151,337	-	0.00%

Great AJAX Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 253,651 Common Units(17)		253,651	3,316,414	3,421,752	2.38%
				253,651	3,316,414	3,421,752	2.38%

Invesco Mortgage Capital, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 205,000 Class C Preferred Units(17)(21)		205,000	5,035,506	5,217,250	3.63%
				205,000	5,035,506	5,217,250	3.63%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(18)		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

MFA Financial, Inc.	Banking, Finance, Insurance & Real Estate	Equity - 31,692 Class C Preferred Units(17)(24)		31,692	762,171	778,989	0.54%
				31,692	762,171	778,989	0.54%

New Residential Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 206,684 Class B Preferred Units(17)(22)		206,684	5,129,170	5,206,370	3.62%
				206,684	5,129,170	5,206,370	3.62%

New York Mortgage Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 165,000 Class E Preferred Units(17)(23)		165,000	4,102,076	4,182,750	2.91%
				165,000	4,102,076	4,182,750	2.91%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(15)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt (4.50% Cash)(12)	10/2/2023	532,671	532,671	-	0.00%
		Unsecured Debt (4.50% Cash)(12)	4/1/2024	704,762	704,762	-	0.00%
				1,237,433	1,237,433	-	0.00%

Redwood Services Group, LLC(8)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(16)	6/6/2023	175,000	175,000	175,000	0.12%
				175,000	175,000	175,000	0.12%

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (9.00% Cash)(10)	8/1/2022	233,750	222,544	-	0.00%
				233,750	222,544	-	0.00%

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		700,000	700,000	-	0.00%
				700,000	700,000	-	0.00%

Stancor, Inc. (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 263,814.43 Class A Units		263,814	263,814	-	0.00%
				263,814	263,814	-	0.00%

Thryv Holdings, Inc.(11)	Services: Business	Senior Secured First Lien Term Loan B (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	3/1/2026	5,770,000	5,610,988	5,863,763	4.08%
				5,770,000	5,610,988	5,863,763	4.08%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units		5,441	302,464	64,167	0.05%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	6,506	361,667	76,727	0.05%
				11,947	664,131	140,894	0.10%

Walker Edison Furniture Company LLC	Consumer goods: Durable	Equity - 10,244 Common Units		10,244	1,500,000	2,361,242	1.64%
				10,244	1,500,000	2,361,242	1.64%

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(9)		518,283	518,283	-	0.00%
				518,283	518,283	-	0.00%

Wingman Holdings, Inc. (f/k/a Crow Precision Components, LLC)	Aerospace & Defense	Equity - 350 Common Units		350	700,000	-	0.00%
				350	700,000	-	0.00%

Subtotal Non-Controlled/Non-Affiliated Investments				$75,318,491	$92,214,167	$84,152,678	58.56%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Affiliated Investments:(6)

1888 Industrial Services, LLC(8)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(10)(14)	9/30/2021(25)	$9,946,741	$9,473,066	$-	0.00%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(10)(14)	9/30/2021(25)	25,937,520	19,468,870	-	0.00%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00%, 1.00% LIBOR Floor)(14)	9/30/2021(25)	1,231,932	1,191,257	24,637	0.02%
		Revolving Credit Facility (LIBOR +5.00% PIK, 1.00% LIBOR Floor)(14)(16)	9/30/2021(25)	3,554,069	3,554,069	3,554,069	2.47%
		Equity - 17,493.63 Class A Units		-	-	-	0.00%
				40,670,262	33,687,262	3,578,706	2.49%

Black Angus Steakhouses, LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	6/30/2022	758,929	758,929	758,929	0.53%
		Senior Secured First Lien Term Loan (LIBOR + 9.00% PIK, 1.00% LIBOR Floor)(10)(13)	6/30/2022	8,412,596	7,767,533	2,279,814	1.59%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)(16)	6/30/2022	1,500,000	1,500,000	1,500,000	1.04%
				10,671,525	10,026,462	4,538,743	3.16%

Caddo Investors Holdings 1 LLC(11)	Forest Products & Paper	Equity - 6.15% Membership Interest(19)		2,528,826	2,528,826	3,454,786	2.40%
				2,528,826	2,528,826	3,454,786	2.40%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(10)(15)	12/31/2021	12,109,957	7,328,568	-	0.00%
		Equity - 12,350,000 Class A Units		12,350,000	-	-	0.00%
				24,459,957	7,328,568	-	0.00%

JFL-NGS Partners, LLC	Construction & Building	Equity - 57,300 Class B Units		57,300	57,300	26,862,813	18.69%
				57,300	57,300	26,862,813	18.69%

JFL-WCS Partners, LLC	Environmental Industries	Equity - 129,588 Class B Units		129,588	129,588	8,099,949	5.64%
				129,588	129,588	8,099,949	5.64%

Kemmerer Operations, LLC(8)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	2,381,985	2,381,985	2,360,547	1.64%
		Senior Secured First Lien Delayed Draw Term Loan (15.00% PIK)(16)	6/21/2023	163,915	163,915	162,441	0.11%
		Equity - 6.7797 Common Units		7	962,717	553,746	0.39%
				2,545,907	3,508,617	3,076,734	2.14%

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(10)(13)	10/11/2021	5,805,894	5,805,894	2,249,835	1.57%
		Senior Secured First Lien Term Loan B (LIBOR + 13.00% PIK, 1.00% LIBOR Floor)(10)(13)	10/11/2021	7,646,823	6,483,741	-	0.00%
		Warrants - 7.68% of Outstanding Equity		123,867	499,751	-	0.00%
				13,576,584	12,789,386	2,249,835	1.57%

URT Acquisition Holdings Corporation	Services: Business	Warrants		28,912	-	920,000	0.64%
				28,912	-	920,000	0.64%

US Multifamily, LLC (11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	12/31/2022	2,577,418	2,577,418	2,577,418	1.79%
		Equity - 33,300 Preferred Units		33,300	3,330,000	2,236,261	1.56%
				2,610,718	5,907,418	4,813,679	3.35%

Subtotal Affiliated Investments				$97,279,579	$75,963,427	$57,595,245	40.08%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Controlled Investments:(7)

FlexFIN, LLC	Services: Business	Equity Interest		$2,500,000	$2,500,000	$2,500,000	1.74%
				2,500,000	2,500,000	2,500,000	1.74%

NVTN LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(10)(13)(16)	12/31/2024	6,565,875	6,565,875	6,414,860	4.47%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(13)(16)	12/31/2024	1,000,000	998,150	977,000	0.68%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(10)(13)	12/31/2024	14,963,195	12,305,096	-	0.00%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(10)(13)	12/31/2024	10,014,223	7,570,054	-	0.00%
		Equity - 787.4 Class A Units		9,550,922	9,550,922	-	0.00%
				42,094,215	36,990,097	7,391,860	5.15%

Subtotal Control Investments				$44,594,215	$39,490,097	$9,891,860	6.89%

	Total Investments, September 30, 2021			$217,192,285	$207,667,691	$151,639,783	105.53%

The accompanying notes are an integral part of these consolidated financial statements.

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.

(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $55,318,330.

The tax cost basis of investments is $206,958,113 as of September 30, 2021.

(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(5)	Percentage is based on net assets of $143,693,981 as of September 30, 2021.

(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.

(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(8)	The investment has an unfunded commitment as of September 30, 2021 (see Note 8), and fair value includes the value of any unfunded commitments.

(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.

(10)	The investment was on non-accrual status as of September 30, 2021.

(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2021, 20.18% of the Company’s portfolio investments were non-qualifying assets.

(12)	Security is non-income producing.

(13)	The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (“LIBOR”) floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2021 was 0.08%.

(14)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2021 was 0.13%.

(15)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2021 was 0.13%.

(16)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2021, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(17)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2021 (see Note 4).

(18)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2021 (see Note 4).

(19)	As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment.

(20)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 4.743% spread on 9/30/2025.

(21)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.29% spread on 9/27/2027.

(22)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.64% spread on 8/15/2024.

(23)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 6.429% spread on 1/15/2025.

(24)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.345% spread on 3/31/2025.

(25)	The maturity date was extended to May 1, 2023 subsequent to September 30, 2021.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

Note 1. Organization

PhenixFIN Corporation (“PhenixFIN.” the “Company,” “we” and “us”) is an internally-managed non-diversified closed end management investment company incorporated in Delaware that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected, and intends to qualify annually, to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). On November 18, 2020, the board of directors of the Company approved the adoption of an internalized management structure, effective January 1, 2021. Until close of business on December 31, 2020 we were externally managed and advised by MCC Advisors LLC (“MCC Advisors”), pursuant to an investment management agreement. MCC Advisors is a wholly owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm (“MDLY”), which in turn is controlled by Medley Group LLC, an entity wholly owned by the senior professionals of Medley LLC. We use the term “Medley” to refer collectively to the activities and operations of Medley Capital LLC, Medley LLC, MDLY, Medley Group LLC, MCC Advisors, associated investment funds and their respective affiliates. Since January 1, 2021 the Company has been managed pursuant to an internalized management structure.

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

March 31, 2022

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

COVID-19  Developments

The COVID-19 pandemic and variants thereof continue to have adverse consequences on the U.S. and global economies, as well as on the Company (including certain portfolio companies) in particular. The long-term impact of the pandemic on economies, markets, industries and individual portfolio companies, remains uncertain. The Company’s performance (including that of certain of its portfolio companies) has been negatively impacted during the pandemic. The longer-term impact of COVID-19 on the operations and the performance of the Company (including certain portfolio companies) is difficult to predict, but may continue to be adverse. The longer-term potential impact on such operations and performance could depend to a large extent on future developments and actions taken by authorities and other entities to mitigate COVID-19 (and any variants thereof) and its economic impact. The impacts, as well as the uncertainty over impacts to come, of COVID-19 (including any variants thereof) have adversely affected the performance of the Company (including certain portfolio companies) and may continue to do so in the future. Further, the potential exists for additional variants of COVID-19 to impede the global economic recovery and exacerbate geographic differences in the spread of, and response to, COVID-19.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

(Unaudited)

Note 2. Significant Accounting Policies (continued)

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

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of March 31, 2022 and September 30, 2021, we had $37.7 million and $69.4 million in cash and cash equivalents, respectively.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended March 31, 2022, the Company earned approximately $0.2 million and $0.4 million in PIK interest, respectively. For the three and six months ended March 31, 2021 the Company earned approximately $0.0 million and $0.2 million in PIK interest, respectively.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. For the three and six months ended March 31, 2022, fee income was approximately $0.1 million and $0.4 million, respectively (see Note 9). For the three and six months ended March 31, 2021, fee income was approximately $0.2 million and $0.6 million, respectively (see Note 9).

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

(Unaudited)

Note 2. Significant Accounting Policies (continued)

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the three and six months ended March 31, 2022, $0.0 million and $(19.6) million, respectively, of the Company’s realized gains (losses) were related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gains (losses) from investments.    There were no realized gains or losses related to non-cash restructuring transactions during the three and six months ended March 31, 2021. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed not collectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At March 31, 2022, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $12.8 million, or 6.8% of the fair value of our portfolio.   At September 30, 2021, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $13.9 million, or 9.2% of the fair value of our portfolio.

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

March 31, 2022

(Unaudited)

Note 2. Significant Accounting Policies (continued)

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

(Unaudited)

Note 2. Significant Accounting Policies (continued)

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

(Unaudited)

Note 2. Significant Accounting Policies (continued)

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There was no provision for federal excise tax at March 31, 2022 and March 31, 2021.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of March 31, 2022 and September 30, 2021, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the three and six months ended March 31, 2022, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments. For the three and six months ended March 31, 2021 the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

As of March 31, 2022 and September 30, 2021, the Company has a net deferred tax asset of $24.6 million and $22.2 million, respectively, consisting primarily of net operating losses offset by net unrealized gains on the investments held within its Taxable Subsidiaries. As of March 31, 2022 and September 30, 2021, the Company booked a valuation allowance of $24.6 million and $22.2 million, respectively, against its net deferred tax asset.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at March 31, 2022. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and applicable state tax authorities.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

(Unaudited)

Note 2. Significant Accounting Policies (continued)

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

Company performance (including that of certain of its portfolio companies) has been and may continue to be negatively impacted by the COVID-19 pandemic’s effects. The COVID-19 pandemic has adversely impacted economies and capital markets around the world in ways that may continue and may change in unforeseen ways for an indeterminate period. The pandemic has also adversely affected various businesses, including some in which we are invested. The COVID-19 pandemic may exacerbate pre-existing business performance, political, social and economic risks affecting certain companies and countries generally. The impacts, as well as the uncertainty over impacts to come, of COVID-19 have adversely affected the performance of the Company (including certain portfolio companies) and may continue to do so in the future. Further, the potential exists for additional variants of COVID-19 to impede the global economic recovery and exacerbate geographic differences in the spread of, and response to, COVID-19.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

(Unaudited)

Note 3. Investments

The composition of our investments as of March 31, 2022 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$135,310	53.3%	$89,769	47.5%
Senior Secured Second Lien Term Loans	2,602	1.0	2,487	1.3
Senior Secured Notes	11,638	4.6	11,278	6.0
Unsecured Debt	182	0.1	-	-
Equity/Warrants	104,056	41.0	85,271	45.2
Total Investments	$253,788	100.0%	$188,805	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At March 31, 2022 and September 30, 2021, the total fair value of warrants was $72.5 thousand and $996.7 thousand, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the three and six months ended March 31, 2022, the Company did not acquire any warrants.   During the three months ended March 31, 2021, the Company did not acquire warrants in existing portfolio companies, and during the six months ended March 31, 2021, the Company acquired warrants in one existing portfolio company.

For each of the three and six months ended March 31, 2022, there was $4,250 of unrealized depreciation related to warrants, which was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. For the three and six months ended March 31, 2021, there was $28,186 and $38,255, respectively, of unrealized appreciation related to warrants, which was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2022 (dollars in thousands):

	Fair Value	Percentage

Services: Business	$43,324	22.9%
Banking, Finance, Insurance & Real Estate	42,377	22.5
Construction & Building	25,007	13.2
Hotel, Gaming & Leisure	13,023	6.9
Automotive	9,023	4.8
Manufacturing	9,073	4.8
Healthcare & Pharmaceuticals	7,356	3.9
Consumer Discretionary	7,332	3.9
Services: Consumer	6,683	3.5
High Tech Industries	5,602	3.0
Media: Broadcasting & Subscription	4,760	2.5
Energy: Oil & Gas	4,473	2.4
Packaging	3,448	1.8
Metals & Mining	3,150	1.7
Aerospace & Defense	2,487	1.3
Consumer goods: Durable	1,620	0.9
Retail	67	0.0
Total	$188,805	100.0%

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

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

The following table shows the portfolio composition by geographic location at fair value at March 31, 2022 (dollars in thousands):

	Fair Value	Percentage

Northeast	$86,903	46.1%
Southeast	45,714	24.2
West	24,984	13.2
Midwest	21,961	11.6
Southwest	5,248	2.8
Mid-Atlantic	233	0.1
Other(1)	3,762	2.0
Total	$188,805	100.0%

(1)	As of March 31, 2022, comprised of our investments in foreign investments.

The following table shows the portfolio composition by geographic location at fair value at September 30, 2021 (dollars in thousands):

	Fair Value	Percentage
Northeast	$54,211	35.8%
West	44,030	29.0
Southeast	28,887	19.0
Southwest	17,418	11.5
Midwest	7,094	4.7
Total	$151,640	100.0%

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

(Unaudited)

Note 3. Investments (continued)

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the six months ended March 31, 2022 and 2021 were as follows:

Name of Investment(3)(4)	Type of Investment	Fair Value at September 30, 2021	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2022	Earned Income
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan B	$-	$-	$-	$19,468,870	$(19,468,870)	$-	$-
	Senior Secured First Lien Term Loan C	24,639	-	-	714,520	-	739,159	37,574
	Revolving Credit Facility	3,554,069	179,685	-	(4)	-	3,733,750	112,567
Black Angus Steakhouses,LLC	Senior Secured First Lien Delayed Draw Term Loan	758,929	-	-	-	-	758,929	38,368
	Senior Secured First Lien Term Loan	2,279,814	-	-	(395,393)	-	1,884,421	-
	Senior Secured First Lien Super Priority DDTL	1,500,000	-	-	-	-	1,500,000	75,833
Caddo Investors Holdings 1 LLC	Equity	3,454,786	(3,448,219)	-	(925,960)	919,393	-	-
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	-	(4,910,671)	-	7,328,568	(2,417,897)	-	12
JFL-NGS Partners, LLC	Equity	26,862,813	(26,807,520)	-	(26,805,513)	26,750,220	-	-
JFL-WCS Partners, LLC	Equity	8,099,949	(8,084,639)	-	(7,970,361)	7,955,051	-	-
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,360,547	82,491	-	6,651	-	2,449,689	183,128
	Senior Secured First Lien Delayed Draw Term Loan	162,441	(163,915)	-	1,474	-	-	6,601
	Equity	553,746	-	-	146,647	-	700,393	-
Path Medical, LLC	Senior Secured First Lien Term Loan A	2,249,835	-	-	281,535	-	2,531,370	152,405
URT Acquisition Holdings Corporation	Warrants	920,000	(1,000,000)	-	(920,000)	1,000,000	-	-
US Multifamily, LLC	Senior Secured First Lien Term Loan	2,577,416	(2,577,417)	-	1	-	-	93,338
	Equity	2,236,261	-	-	134,101	-	2,370,362	-
Total Affiliated Investments		$57,595,245	$(46,730,205)	$-	$(8,934,864)	$14,737,897	$16,668,073	$699,826

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

(Unaudited)

Note 3. Investments (continued)

Name of Investment(3)(4)	Type of Investment	Fair Value at September 30, 2021	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2022	Earned Income
Controlled Investments
FlexFIN, LLC	Equity Interest	$2,500,000	$22,805,000	$-	$-	$-	$25,305,000	$1,191,213
NVTN LLC	Senior Secured First Lien Term Loan	6,414,860	-	-	39,396	-	6,454,256	-
	Super Priority Senior Secured First Lien Term Loan	977,000	(500,000)	-	13,575	925	491,500	169,447
	Senior Secured First Lien Term Loan B	-	-	-	1,933,474	-	1,933,474	-
Total Controlled Investments		$$9,891,860	$22,305,000	$-	$1,986,445	$925	$34,184,230	$1,360,660

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

(Unaudited)

Note 3. Investments (continued)

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2020	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2021	Earned Income
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan C	$1,166,763	$-	$-	$65,169	$-	$1,231,932	$56,464
	Revolving Credit Facility	3,554,069	-	-	-	-	3,554,069	109,155
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	1,110,563	(1,239,335)	-	7,335,821	(7,207,049)	-	-
	Preferred Equity Series A	-	-	-	1,600,000	(1,600,000)	-	-
	Preferred Equity Series AA	-	-	-	800,000	(800,000)	-	-
	Preferred Equity Series AAA	-	-	-	971,200	(971,200)	-	-
Black Angus Steakhouses,LLC	Senior Secured First Lien Delayed Draw Term Loan	758,929	-	-	-	-	758,929	38,368
	Senior Secured First Lien Term Loan	5,047,557	-	-	(2,986,471)	-	2,061,086	-
	Senior Secured First Lien Super Priority DDTL	-	1,500,000	-	-	-	1,500,000	49,012
Caddo Investors Holdings 1 LLC	Equity	2,990,776	-	-	779,085	-	3,769,861	-
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	905,116	-	-	(905,116)	-	-	-
JFL-NGS Partners, LLC	Preferred Equity A-2	1,795,034	(2,110,987)	-	-	315,953	-	(16,377)
	Preferred Equity A-1	232,292	-	-	-	(232,292)	-	(2,119)
	Equity	38,780,067	-	-	(8,818,696)	-	29,961,371	-
JFL-WCS Partners, LLC	Preferred Equity Class A	1,310,649	-	-	-	-	1,310,649	(53,623)
	Equity	4,535,580	-	-	4,501,073	-	9,036,653	-
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,051,705	-	-	-	-	2,051,705	(855)
	Senior Secured First Lien Delayed Draw Term Loan	515,699	(271,186)	-	-	-	244,513	(215)
	Equity	962,717	-	-	(761,837)	-	200,880	-
Path Medical, LLC	Senior Secured First Lien Term Loan A	5,905,080	-	-	(761,755)	-	5,143,325	105,061
	Senior Secured First Lien Term Loan B	6,794,514	-	-	(5,774,831)	-	1,019,683	3,027
URT Acquisition Holdings Corporation	Unsecured Debt	2,567,929	(500,000)	-	(11,105)	41,660	2,098,484	67,497
US Multifamily, LLC	Senior Secured First Lien Term Loan	5,123,913	(2,546,496)	-	-	-	2,577,417	193,224
	Equity	1,332,000	-	-	381,279	-	1,713,279	-
Total Affiliated Investments		$87,440,952	$(5,168,004)	$-	$(3,586,184)	$(10,452,928)	$68,233,836	$548,619

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

(Unaudited)

Note 3. Investments (continued)

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2020	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2021	Earned Income
Controlled Investments
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	$41,018,500	$(39,739,930)	$-	$38,869,000	$(40,147,570)	$-	$-
NVTN LLC	Senior Secured First Lien Term Loan	4,530,078	-	-	(84,981)	-	4,445,097	-
	Super Priority Senior Secured First Lien Term Loan	2,000,000	500,000	-	(217,500)	-	2,282,500	-
Total Controlled Investments		$47,548,578	$(39,239,930)	$-	$38,566,519	$(40,147,570)	$6,727,597	$-

(1)	The Company and GALIC were the members of MCC JV, a joint venture formed as a Delaware limited liability company that was not consolidated by either member for financial reporting purposes. The members of MCC JV made capital contributions as investments by MCC JV were completed, and all portfolio and other material decisions regarding MCC JV were submitted to MCC JV’s board of managers, which was comprised of an equal number of members appointed by each of the Company and GALIC. Approval of MCC JV’s board of managers required the unanimous approval of a quorum of the board of managers, with a quorum consisting of equal representation of members appointed by each of the Company and GALIC. Because management of MCC JV was shared equally between the Company and GALIC, the Company did not have operational control over MCC JV for purposes of the 1940 Act or otherwise. On October 8, 2020, the Company, GALIC, MCC JV, and an affiliate of Golub entered into a Membership Interest Purchase Agreement pursuant to which a fund affiliated with and managed by Golub concurrently purchased all of the Company’s interest in MCC JV and all of GALIC’s interest in MCC JV.

(2)	Amount of income earned represents distributions from MCC JV to the Company and is a component of dividend income, net of provisional taxes in the Consolidated Statements of Operations.

(3)	The par amount and additional detail are shown in the consolidated schedule of investments.

(4)	Securities with a zero value at the beginning and end of the period, and those that had no transaction activity were excluded from the roll forward.

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the six months ended March 31, 2022 and 2021. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the three and six months ended March 31, 2022 and 2021.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

(Unaudited)

Note 3. Investments (continued)

Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company evaluated and determined that it had one subsidiary, FlexFIN, LLC, that is deemed to be a “significant subsidiary” as of March 31, 2022 for which summarized financial information is presented below (dollars in thousands):

	March 31, 2022 (Unaudited)	September 30, 2021 (Unaudited)
Balance Sheet
Total Assets	$25,309	$2,500
Total Liabilities	525	-

	For the Three Months Ended March 31,	For the Six Months Ended March 31,
	2022	2022
	(Unaudited)	(Unaudited)
Income Statement
Total Income	$792	$1,191
Total Expenses	34	143
Net Income	758	1,048

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

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

March 31, 2022

(Unaudited)

Note 4. Fair Value Measurements (continued)

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of March 31, 2022 (dollars in thousands):

	Fair Value Hierarchy as of March 31, 2022
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$17,409	$72,360	$89,769
Senior Secured Second Lien Term Loans	-	-	2,487	2,487
Senior Secured Notes	-	11,278	-	11,278
Equity/Warrants	35,402	4,605	45,264	85,271
Total	$35,402	$33,292	$120,111	$188,805

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended March 31, 2022 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Secured Debt		Unsecured Debt	Equities/ Warrants		Total
Balance as of September 30, 2021	$61,934	$2,490	$2,500		$-	$48,889		$115,813
Purchases and other adjustments to cost	44,145	-	-		-	38,964		83,109
Sales	(36,095)	-	-		(1,280)	(46,639)		(84,014)
Net realized gains/(losses) from investments	(21,744)	-	-		(99)	36,601		14,758
Net unrealized gains/(losses)	29,368	(3)	(2,500	)(1)	1,379	(32,551	)(1)	(4,307)
Transfer in/(out)	(5,248)	-	-		-	-		(5,248)
Balance as of March 31, 2022	$72,360	$2,487	$-		$-	$45,264		$120,111

(1)	FlexFIN, LLC was reclassed as an Equity from Secured Debt during the quarter ended December 31, 2021.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

(Unaudited)

Note 4. Fair Value Measurements (continued)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended March 31, 2021 (dollars in thousands ):

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

Net change in unrealized gain (loss) for Level 3 investments for the six months ended March 31, 2022 and 2021 included in earnings related to investments still held as of March 31, 2022 and 2021 was approximately $2.4 million and $5.1 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended March 31, 2022, one of our investments transferred out of Level 3 and no investments transferred into Level 3.   During the six months ended March 31, 2021, none of our investments transferred in or out of Level 3.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of March 31, 2022 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien Term Loans	$27,017	Market Approach	Market Yield	7.00% - 17.75% (8.98%)
Senior Secured First Lien Term Loans	8,258	Market Approach	EBITDA Multiple	2.30x - 23.90x (9.57x)
Senior Secured First Lien Term Loans	8,879	Market Approach (Guideline Comparable)	Market Yield	5.25% - 6.25% (5.75%)
Senior Secured First Lien Term Loans	7,966	Market Approach	Market Spread	0.05x - 0.06x (0.05x)
Senior Secured First Lien Term Loans	13,236	Market Approach	Market Quotes	9.00x - 16.20x (12.13x)
Senior Secured First Lien Term Loans	7,004	Market Approach	Revenue Multiple	0.25x - 0.45x (0.36x)
Senior Secured Second Lien Term Loans	2,487	Market Approach (Guideline Comparable)	EBITDA Multiple	9.25x - 10.25x (9.75x)
Equity/Warrants	25,305	Cost Approach	Replacement Cost	N/A
Equity/Warrants	4,835	Market Approach	Market Yield	7.00% - 17.75% (11.75%)
Equity/Warrants	12,754	Market Approach	EBITDA Multiple	2.30x - 23.90x (19.56x)
Equity/Warrants	2,370	Market Approach	Capitalization Rate	0.05x - 0.06x (0.05x)
Total	$120,111

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

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

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks through calendar year ended 2022. The Earnout and AMI were initially recorded with an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of March 31, 2022 and September 30, 2021, the Company deemed the contingent consideration to be uncollectible.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

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

As of March 31, 2022, the Company’s asset coverage was 278.7 % after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

As of September 30, 2021, the Company’s asset coverage was 285.6% after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

The Company’s outstanding debt excluding debt issuance costs as of March 31, 2022 and September 30, 2021 was as follows (dollars in thousands):

	March 31, 2022				September 30, 2021
	Aggregate Principal Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Available	Principal Amount Outstanding	Carrying Value	Fair Value
2023 Notes	$22,522	$22,522	$22,444	$22,720	$77,847	$77,847	$77,434	$79,092
2028 Notes	57,500	57,500	55,313	57,615	-	-	-	-
Total debt	$80,022	$80,022	$77,757	$80,335	$77,847	$77,847	$77,434	$79,092

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

March 31, 2022

(Unaudited)

Note 5. Borrowings (continued)

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

Fair Value of Debt Obligations

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of March 31, 2022 and September 30, 2021, the Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

(Unaudited)

Note 5. Borrowings (continued)

In accordance with ASU 2015-03, the debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As of March 31, 2022 and September 30, 2021, debt issuance costs related to the Notes were as follows (dollars in thousands):

	March 31, 2022			September 30, 2021
	2023 Notes	2028 Notes	Total	2023 Notes	Total
Total debt issuance costs	$3,102	$2,311	$5,413	$3,102	$3,102
Amortized debt issuance costs	3,025	124	3,149	2,689	2,689
Unamortized debt issuance costs	$77	$2,187	$2,264	$413	$413

For the three and six months ended March 31, 2022 and 2021, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the Three Months Ended March 31		For the Six Months Ended March 31
	2022	2021	2022	2021
2021 Notes Interest	$-	$-	$-	$668
2023 Notes Interest	345	1,192	1,060	2,385
2028 Notes Interest	755	-	1,486	-
Amortization of debt issuance costs	121	68	163	225
Total	$1,221	$1,260	$2,709	$3,278
Weighted average stated interest rate	6.2%	6.6%	6.0%	6.7%
Weighted average outstanding balance	$80,022	$77,847	$90,863	$98,292

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

(Unaudited)

Note 6. Agreements (continued)

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

(Unaudited)

Note 6. Agreements (continued)

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

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to the administration agreement, MCC Advisors furnished us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimbursed MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. From time to time, our administrator was able to pay amounts owed by us to third-party service providers and we would subsequently reimburse our administrator for such amounts paid on our behalf. In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services (“U.S. Bancorp”). The administration agreement with MCC Advisors terminated by its terms on December 31, 2020. Effective January 1, 2021, US Bancorp serves as custodian and provides us with fund accounting and financial reporting services pursuant to the Fund Accounting Servicing Agreement and Administration Servicing Agreement. For the three and six months ended March 31, 2022, we incurred $0.1 million and $0.2 million in administrator expenses, respectively. For the three months ended March 31, 2021, we applied $52,000 for administrative expenses due to U.S. Bancorp to an administrator expense that was over accrued. For the six months ended March 31, 2021, we recorded $0.4 million in administrator expenses.

As of March 31, 2022 and September 30, 2021, $0.1 million and $0.1 million, respectively, were included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

Due from Affiliate

Due from affiliate consists of certain legal expenses paid by the Company on behalf of an affiliate.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

(Unaudited)

Note 8. Commitments

Insurance Reimbursements Related to Professional Fees

The Company has received insurance proceeds under its insurance policy primarily relating to the legal expenses associated with the dismissed stockholder class action, captioned as FrontFour Capital Group LLC, et al. v Brook Taube et al. During the three and six months ended March 31, 2022 the Company did not receive any insurance proceeds. During the three and six months ended March 31, 2021, the Company received $0.2 million and $1.1 million, respectively, of insurance proceeds. The reimbursements have been recorded as an offset or reduction in professional fees and expenses on the Consolidated Statements of Operations.

Unfunded commitments

As of March 31, 2022 and September 30, 2021, we had commitments under loan and financing agreements to fund up to $13.3 million to seven portfolio companies   and $4.9 million to six portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2022 and September 30, 2021 is shown in the table below (dollars in thousands):

	March 31, 2022	September 30, 2021
Redwood Services Group, LLC - Senior Secured First Lien Delayed Draw Term Loan	$5,000	$-
SS Acquisition, LLC (dba Soccer Shots Franchising) - Senior Secured First Lien Delayed Draw Term Loan	4,000	-
Redwood Services Group, LLC - Revolving Credit Facility	1,575	1,575
Kemmerer Operations, LLC - Senior Secured First Lien Delayed Draw Term Loan	908	908
1888 Industrial Services, LLC - Revolving Credit Facility	899	1,078
Secure Acquisition Inc. (dba Paragon Films) - Senior Secured First Lien Delayed Draw Term Loan	517	-
NVTN LLC - Senior Secured First Lien Delayed Draw Term Loan	220	220
Black Angus Steakhouses, LLC - Senior Secured First Lien Delayed Draw Term Loan	167	167
Alpine SG, LLC - Revolving Credit Facility	-	1,000
Total unfunded commitments	$13,286	$4,948

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

As of March 31, 2022, the asset related to the operating lease was $0.6 million and is included in the Other assets balance on the Consolidated Balance Sheet. The lease liability was $0.6 million and is included in the Other liabilities balance on the Consolidated Balance Sheet. As of March 31, 2022, the remaining lease term was five years and the implied borrowing rate was 5.25%.

The following table shows future minimum payments under PhenixFIN’s operating lease as of March 31, 2022:

For the Years Ended December 31,	Amount
2022	$72,000
2023	144,000
2024	144,000
2025	144,000
2026	144,000
Thereafter	24,000
672,000
Difference between undiscounted and discounted cash flows	(77,137)
$594,863

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

(Unaudited)

Note 9. Fee Income

Fee income consists of origination/closing fees, amendment fees, prepayment penalty and other miscellaneous fees which are non-recurring in nature as well as administrative agent fees, which are recurring in nature. The following tables summarizes the Company’s fee income for the three and six months ended March 31, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended March 31		For the Six Months Ended March 31
	2022	2021	2022	2021
Administrative agent fee	$75	$23	$94	$327
Prepayment fee	-	-	209	-
Amendment fee	-	62	4	89
Other fees	10	152	48	163
Fee income	$85	$237	$355	$579

Note 10. Directors Fees

During calendar year 2022, the Company’s independent directors each receive an annual fee of $100,000. In addition, the lead independent director receives an annual retainer of $30,000; the chair of the Audit Committee receives an annual retainer of $25,000, and each of its other members receives an annual retainer of $12,500; and the chairs of the Nominating and Corporate Governance Committee and of the Compensation Committee each receive an annual retainer of $15,000 and each of the other members of these committees receive annual retainers of $8,000. The Company’s independent directors also receive a fee of $3,000 for each board meeting and $2,500 for each committee meeting that they attend. Prior to calendar year 2022, the Company’s independent directors each received an annual fee of $90,000. They also received $3,000, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, and $2,500, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Audit Committee, Nominating and Corporate Governance Committee, Transition Committee and Compensation Committee meeting. The chair of the Audit Committee received an annual fee of $25,000 and the chair of the Nominating and Corporate Governance Committee and the Compensation Committee received an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the Audit Committee received an annual fee of $12,500, and other members of the Nominating and Corporate Governance Committee and the Compensation Committee received an annual fee of $6,000.

No board service compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and six months ended March 31, 2022, we accrued $0.2 million and $0.4 million for directors’ fees expense, respectively. For the three and six months ended March 31, 2021, we accrued $0.2 million and $0.7 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of March 31, 2022.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three and six months ended March 31, 2022 and 2021 (dollars in thousands, except share and per share amounts):

	For the Three Months Ended March 31		For the Six Months Ended March 31
	2022	2021	2022	2021
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$2,973	$7,787	$7,776	$1,350
Weighted average shares of common stock outstanding - basic and diluted	2,397,911	2,716,627	2,458,222	2,720,226
Earnings (loss) per share of common stock - basic and diluted	$1.24	$2.87	$3.16	$0.50

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

(Unaudited)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended March 31, 2022 and 2021:

	For the Six Months Ended March 31
	2022	2021
Per share data
Net Asset Value per share at Beginning of Period	$57.08	$55.30

Results of Operations:
Net Investment Income/(Loss)(1)	0.55	4.42
Net Realized Gain/(Loss) on Investments	6.38	(17.11)
Net Unrealized Gain/(Loss) on Investments	(3.65)	13.23
Net loss on extinguishment of debt	(0.12)	(0.04)
Net Increase (Decrease) in Net Assets Resulting from Operations	3.16	0.50

Capital Share Transactions
Repurchase of common stock under stock repurchase program	2.70	0.11
Net Increase (Decrease) Resulting from Capital Share Transactions	2.70	0.11
Net Asset Value per share at End of Period	$62.94	$55.91

Net Assets at End of Period	$138,960,140	$151,177,125
Shares Outstanding at End of Period	2,207,794	2,703,936

Per share market value at end of period	$40.90	$32.92
Total return based on market value(2)	129.39%	84.63%
Total return based on net asset value(3)	(7.74)%	0.37%
Portfolio turnover rate(5)	104.76%	7.27%

Ratios:

Ratio of net investment/(loss) income to average net assets after waivers, discounts and reimbursements(4)(5)	1.84%	16.08%
Ratio of total expenses to average net assets after waivers, discounts and reimbursements(4)(5)	7.42%	9.75%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(4)(5)(9)	7.42%	9.75%
Percentage of non-recurring fee income(4)(6)	5.23%	3.01%
Average debt outstanding(7)	$90,862,684	$98,292,332
Average debt outstanding per common share	$36.96	$36.13
Asset coverage ratio per unit(8)	$2,787	$2,956
Total Debt Outstanding(9)
2023 Notes	$22,521,800	$77,295,658
2028 Notes	$57,500,000	$-

Average market value per unit:
2023 Notes	$25.40	$24.54
2028 Notes	$25.12	$-

(1)	Net investment income/(loss) excluding management and incentive fee waivers, discounts and reimbursements based on total weighted average common stock outstanding equals $0.55 and $4.42 per share for the three months ended March 31, 2022 and 2021 respectively.

(2)	Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

(Unaudited)

Note 12. Financial Highlights (continued)

(3)	Total return is historical and assumes changes in NAV, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.

(4)	Ratios are annualized during interim periods.

(5)	For the six months ended March 31, 2022, prior to the effect of Expense Support Agreement, the ratio of net investment income/(loss), total expenses, and operating expenses and credit facility related expenses to average net assets is 1.84%, 7.42%, and 7.42%, respectively

(6)	Represents the impact of the non-recurring fees as a percentage of total investment income.

For the six months ended March 31, 2021, prior to the effect of Expense Support Agreement, the ratio of net investment income/(loss), total expenses, and operating expenses and credit facility related expenses to average net assets is 17.59%, 8.65%, and 10.67%, respectively.

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

As of March 31, 2022, the Company’s asset coverage was 278.7% after giving effect to leverage and therefore the Company’s asset coverage was above 200%, the minimum asset coverage requirement under the 1940 Act.

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

The Company did not make any distributions during the six months ended March 31, 2022 and 2021.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

March 31, 2022

(Unaudited)

Note 14. Share Transactions

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program.

On February 9, 2022, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $15 million to $25 million.

The following table sets forth the number of shares of common stock repurchased by the Company at a weighted average price of $36.99 per share under its share repurchase program from February 10, 2021 through March 28, 2022:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
February 2021	13,082	$30.25 - $30.96	$397,384
March 2021	12,241	$30.25 - $34.42	393,938
April 2021	14,390	$33.11 - $34.89	491,469
May 2021	25,075	$34.56 - $39.93	976,440
August 2021	141,700	$41.03 - $42.28	5,944,212
January 2022	7,312	$39.07 - $40.88	293,514
February 2022	170,589	$39.53 - $41.00	6,908,864
March 2022	131,526	$39.24 - $40.57	5,285,510
Total	515,915		$20,691,331

The Company funded additional share repurchases of 528 shares with a total cost of approximately $22,000 between March 29, 2022 and March 31, 2022 which had not settled as of March 31, 2022.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items disclosed herein, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the six months ended March 31, 2022.

Under the share repurchase program, the Company repurchased an aggregate of 3,991 shares of common stock through May 6, 2022 with a total cost of approximately $158,000, of which 436 shares with a total cost of approximately $16,000 had not settled as of May 6, 2022.

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

We continue to closely monitor the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the continuing development and fluidity of this situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, shareholder support, and, as appropriate, accessing their ability to participate in the government Paycheck Protection Program. The Company’s performance has been negatively impacted during the pandemic. The longer-term impact of COVID-19 on the operations and the performance of the Company (including certain portfolio companies) is difficult to predict, but may also be adverse. The longer-term potential impact on such operations and performance could depend to a large extent on future developments and actions taken by authorities and other entities to mitigate COVID-19 and its economic impact. The impacts, as well as the uncertainty over impacts to come, of COVID-19 have adversely affected the performance of the Company (including certain portfolio companies) and may continue to do so in the future. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

We have evaluated subsequent events from March 31, 2022 through the filing date of this quarterly report on Form 10-Q. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period ended March 31, 2022, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of March 31, 2022, the Company valued its portfolio investments in conformity with U.S. generally accepted accounting principles (“GAAP”) based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic may have caused during the months following our most recent valuation (as of March 31, 2022), any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The longer-term impact of COVID-19 on the operations and the performance of the Company (including certain portfolio companies) is difficult to predict, but may also be adverse. The longer-term potential impact on such operations and performance could depend to a large extent on future developments and actions taken by authorities and other entities to contain COVID-19 and its economic impact. The impacts, as well as the uncertainty over impacts to come, of COVID-19 (including any variants thereof) have adversely affected the performance of the Company and may continue to do so in the future. Further, the potential exists for additional variants of COVID-19 to impede the global economic recovery and exacerbate geographic differences in the spread of, and response to, COVID-19.

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

Portfolio and Investment Activity

As of March 31, 2022 and September 30, 2021, our portfolio had a fair market value of approximately $188.7 million and $151.6 million, respectively.

During the six months ended March 31, 2022, we received proceeds from sale and settlements of investments of $89.8 million including principal and dividend proceeds, net realized gains (losses) on investments of $15.7 million, and invested $119.8 million. Since our internalization on January 1, 2021, we have monetized 20 positions totaling $126.4 million and deployed capital into 25 investments, aggregating $155.5 million.

During the six months ended March 31, 2021, we received proceeds from sale and settlements of investments of $74.9 million, including principal and dividend proceeds, and realized net losses on investments of $46.5 million. We invested $6.8 million in one new portfolio company.

The following table summarizes the amortized cost and the fair value of our average portfolio company:

	March 31, 2022		September 30, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$3,788	$3,631	$3,100	$2,263
Largest portfolio company	25,305	25,305	19,469	26,863

The following table summarizes the amortized cost and the fair value of investments as of March 31, 2022 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$135,310	53.3%	$89,769	47.5%
Senior Secured Second Lien Term Loans	2,602	1.0	2,487	1.3
Senior Secured Notes	11,638	4.6	11,278	6.0
Unsecured Debt	182	0.1	-	-
Equity/Warrants	104,056	41.0	85,271	45.2
Total Investments	$253,788	100.0%	$188,805	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2021 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$136,740	65.7%	$61,934	40.9%
Senior Secured Second Lien Term Loans	2,600	1.3	2,490	1.6
Senior Secured Notes	9,306	4.5	9,270	6.1
Secured Debt	2,500	1.2	2,500	1.6
Unsecured Debt	1,561	0.8	-	-
Equity/Warrants	54,961	26.5	75,446	49.8
Total Investments	$207,668	100.0%	$151,640	100.0%

As of March 31, 2022, our income-bearing investment portfolio based upon cost represented 68.7% of our total portfolio of which 77.7% bore interest based on floating rates, such as the London Interbank Offering Rate (“LIBOR”), while 22.3% bore interest at fixed rates. As of March 31, 2022, the Company had a weighted average yield to maturity of 8.32% on debt investments. This yield does not represent the total return to our stockholders.

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

The COVID-19 pandemic has at times impacted our investment ratings, causing downgrades of certain portfolio companies. As the COVID-19 pandemic continues, we continue to maintain close communications with our portfolio companies to proactively assess and manage potential risks across our investment portfolio. We have also increased oversight and analysis of credits in vulnerable industries in an attempt to improve loan performance and reduce credit risk.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2022 and September 30, 2021 (dollars in thousands):

	March 31, 2022		September 30, 2021
	Fair Value	Percentage	Fair Value	Percentage
1	$-	0.0%	$-	0.0%
2	161,929	85.8%	121,508	80.1%
3	10,196	5.4%	13,416	8.8%
4	7,221	3.8%	9,925	6.6%
5	9,459	5.0%	6,791	4.5%
Total	$188,805	100.0%	$151,640	100.0%

Results of Operations

Operating results for three and six months ended March 31, 2022 and 2021 are as follows (dollars in thousands):

	For the Three Months Ended March 31		For the Six Months Ended March 31
	2022	2021	2022	2021
Total investment income	$3,657	$6,454	$6,790	$19,256
Less: Total expenses	2,507	2,767	5,440	7,239
Net investment income/(loss)	1,150	3,687	1,350	12,017
Net realized gains (losses) on investments	454	161	15,677	(46,546)
Net change in unrealized gains (losses) on investments	1,369	3,939	(8,956)	36,001
Loss on extinguishment of debt	-	-	(296)	(122)

Net increase (decrease) in net assets resulting from operations	$2,973	$7,787	$7,775	$1,350

Investment Income

For the three months ended March 31, 2022, investment income totaled $3.7 million, of which $2.7 million was attributable to portfolio interest, $0.9 million was attributable to dividend income, and $0.1 million was attributable to fee income. For the six months ended March 31, 2022, investment income totaled $6.8 million, of which $4.6 million was attributable to portfolio interest, $1.6 million was attributable to dividend income, $0.4 million was attributable to fee income, and $0.2 million was attributable to other income. Dividend income was received from 11 investments during the six months ended March 31, 2022.

For the three months ended March 31, 2021, investment income totaled $6.4 million, of which $6.1 million was attributable to portfolio interest and dividend income, $0.2 million was attributable to fee income, and $0.1 million was attributable to other income. For the six months ended March 31, 2021, investment income totaled $19.3 million, of which $18.6 million was attributable to portfolio interest and dividend income, $0.6 million was attributable to fee income, and $0.1 million was attributable to other income. Dividend income was received primarily from one investment during the six months ended March 31, 2021.

Operating Expenses

Operating expenses for the three and six months ended March 31, 2022 and 2021 are as follows (dollars in thousands):

	For the Three Months Ended March 31		For the Six Months Ended March 31
	2022	2021	2022	2021
Base management fees	$-	$-	$-	$1,146
Interest and financing expenses	1,221	1,260	2,709	3,278
General and administrative expenses	290	105	487	467
Salaries and benefits	430	332	936	332
Administrator expenses	82	(45)	151	440
Insurance expenses	156	474	314	959
Directors fees	167	221	376	696
Professional fees, net	161	420	467	(79)
Total expenses	$2,507	$2,767	$5,440	$7,239

For the three months ended March 31, 2022, total operating expenses decreased by $0.3 million, or 9.4% compared to the three months ended March 31, 2021. For the six months ended March 31, 2022, total operating expenses before base management fees decreased by $0.7 million, or 10.7% compared to the six months ended March 31, 2021.

Effective beginning January 1, 2021, the Company did not incur any management or incentive fees, nor was it subject to expense support arrangements due to its transition to an internal management structure. As a result, there were no management or incentive fee waivers or expense support reimbursements for such period.

Interest and Financing Expenses

Interest and financing expenses for the three months ended March 31, 2022 were comparable to the three months ended March 31, 2021. Interest and financing expenses for the six months ended March 31, 2022 decreased by $0.6 million, or 17.4% compared to the six months ended March 31, 2021. The decrease in interest and financing expenses for the six months ended March 31, 2022 was primarily due to the partial repayment of the 2023 Notes on December 16, 2021 and the full repayment of the 2021 Notes on November 20, 2020, partially offset by an increase due to the issuance of the 2028 Notes which became effective on November 16, 2021.

Base Management Fees and Incentive Fees

No base management fees were incurred for the three months ended March 31, 2022 and 2021. Base management fees for the six months ended March 31, 2022 decreased by $1.1 million, or 100.0%, compared to the six months ended March 31, 2021. Since January 1, 2021, the Company no longer incurs management fees under its current internalized structure.

No incentive fees were paid for the three and six months ended March 31, 2022 or the three and six months ended March 31, 2021. Since January 1, 2021, the Company no longer incurs incentive fees under its current internalized structure.

Professional Fees and General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended March 31, 2022 were comparable to the three months ended March 31, 2021.

Professional fees and general and administrative expenses for the six months ended March 31, 2022 increased by $0.6 million, or 146.5%, compared to the six months ended March 31, 2021 primarily due to a decrease in the insurance proceeds received in 2021 which offset legal expenses.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended March 31, 2022, we recognized $0.5 million of realized gains on our portfolio investments. The realized gains were primarily due to the partial repayment of one investment. During the six months ended March 31, 2022, we recognized $15.7 million of realized gains on our portfolio investments. The realized gains were primarily due to the partial repayment of one investment and the restructuring of three investments.

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

During the three and six months ended March 31, 2022, the Company recognized a net loss on extinguishment of debt of $0.0 and $0.3 million, which was due to the Company’s $55.3 million repayment of the 2023 Notes on December 16, 2021.

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

For the three months ended March 31, 2022, we had $1.4 million of net unrealized appreciation on investments. The net unrealized appreciation resulted from the reversal of previously recorded unrealized depreciation due to the repayment of one investment and net mark-to-market adjustments on investments.

For the six months ended March 31, 2022, we had $9.0 million of net unrealized depreciation on investments. The net unrealized depreciation resulted from the reversal of previously recorded net unrealized depreciation on nine investments that were realized, partially sold, or written-off during the year and net mark-to-market adjustments on investments.

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

Provision for Deferred Taxes on Unrealized Depreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and six months ended March 31, 2022 and 2021, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

Changes in Net Assets from Operations

For the three months ended March 31, 2022, we recorded a net increase in net assets resulting from operations of $3.0 million compared to a net increase in net assets resulting from operations of $7.8 million for the three months ended March 31, 2021. Total Net Assets decreased from the last quarter due to share repurchases in the amount of $12.5 million. Based on 2,397,911 and 2,716,627 weighted average common shares outstanding for the three months ended March 31, 2022 and 2021, respectively, our per share net increase in net assets resulting from operations was $1.24 for the three months ended March 31, 2022 and $2.87 for the three months ended March 31, 2021.

For the six months ended March 31, 2022, we recorded a net increase in net assets resulting from operations of $7.8 million compared to a net increase in net assets resulting from operations of $1.3 million for the six months ended March 31, 2021. This increase takes into account increased net income and net capital appreciation for the period, each as described above. Based on 2,458,222 and 2,720,226 weighted average common shares outstanding for the six months ended March 31, 2022 and 2021, respectively, our per share net increase in net assets resulting from operations was $3.16 for the six months ended March 31, 2022 and an increase of $0.50 for the six months ended March 31, 2021.

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

As of March 31, 2022, we had $37.7 million in cash and cash equivalents.

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

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program. On February 9, 2022, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $15 million to $25 million. Under the share repurchase program, the Company repurchased an aggregate of 516,443 shares of common stock through March 31, 2022, or 19.0% of shares outstanding as of the program’s inception, with a total cost of approximately $20.7 million. Taking into account such prior repurchases, the total remaining amount authorized under the expanded share repurchase program at March 31, 2022 was approximately $4.3 million.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2022 and September 30, 2021, we had commitments under loan and financing agreements to fund up to $13.3 million to seven portfolio companies   and $4.9 million to six portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2022 and September 30, 2021 is shown in the table below (dollars in thousands):

	March 31, 2022	September 30, 2021
Redwood Services Group, LLC - Senior Secured First Lien Delayed Draw Term Loan	$5,000	$-
SS Acquisition, LLC (dba Soccer Shots Franchising) - Senior Secured First Lien Delayed Draw Term Loan	4,000	-
Redwood Services Group, LLC - Revolving Credit Facility	1,575	1,575
Kemmerer Operations, LLC - Senior Secured First Lien Delayed Draw Term Loan	908	908
1888 Industrial Services, LLC - Revolving Credit Facility	899	1,078
Secure Acquisition Inc. (dba Paragon Films) - Senior Secured First Lien Delayed Draw Term Loan	517	-
NVTN LLC - Senior Secured First Lien Delayed Draw Term Loan	220	220
Black Angus Steakhouses, LLC - Senior Secured First Lien Delayed Draw Term Loan	167	167
Alpine SG, LLC - Revolving Credit Facility	-	1,000
Total unfunded commitments	$13,286	$4,948

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at March 31, 2022 (dollars in thousands):

	Payments Due by Period
	2022	2023	2024	2025	2026	Thereafter	Total
2023 Notes	$-	$22,521,800	$-	$-	$-	$-	$22,521,800
2028 Notes	-	-	-	-	-	57,500,000	57,500,000
Operating Lease Obligation (1)	72,000	144,000	144,000	144,000	144,000	24,000	672,000
Total contractual obligations	$72,000	$22,665,800	$144,000	$144,000	$144,000	$57,524,000	$80,693,800

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

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

There were no dividend distributions during the six months ended March 31, 2022.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At March 31, 2022, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $12.8 million, or 6.8% of the fair value of our portfolio.   At September 30, 2021, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $13.9 million, or 9.2% of the fair value of our portfolio.

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

Recent Developments

Under the share repurchase program, the Company repurchased an aggregate of 3,991 shares of common stock through May 6, 2022 with a total cost of approximately $158,000, of which 436 shares with a total cost of approximately $16,000 had not settled as of May 6, 2022.

On May 9, 2022, the Board of Directors (the “Board”) of the Company adopted the PhenixFIN 2022 Long-Term Cash Incentive Plan (the “CIP”), pursuant to the recommendation by the Compensation Committee of the Board (the “Committee”). See Part II, Item 5 (Other Information) of this quarterly report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For six months ended March 31, 2022, we did not engage in hedging activities.

As of March 31, 2022, 70.4%   of our income-bearing investment portfolio bore interest based on floating rates based upon fair value. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR or similar reference rates are not offset by a corresponding increase in the spread over LIBOR or similar reference rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to any income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR or similar reference rates. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. The composition of our floating rate debt investments by cash interest rate LIBOR floor as of March 31, 2022 was as follows (dollars in thousands):

	March 31, 2022
LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$29,090	32.3%
1% to under 2%	57,078	63.6
2% to under 3%	-	-
No Floor	3,638	4.1
Total	$89,806	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2022, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Change in Interest Rates	Increase (Decrease) Interest Income(1)(2)	(Increase) Decrease Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	($ in thousands)
Down 100 basis points	$(138)	$-	$(138)	$(0.06)
Down 50 basis points	(108)	-	(108)	(0.04)
Down 25 basis points	(74)	-	(74)	(0.03)
Up 25 basis points	315	-	315	0.13
Up 50 basis points	674	-	674	0.27
Up 100 basis points	1,393	-	1,393	0.57
Up 200 basis points	2,830	-	2,830	1.15
Up 300 basis points	4,267	-	4,267	1.74
Up 400 basis points	5,705	-	5,705	2.32

(1)	Assumes no defaults or prepayments by portfolio companies during the three months ended March 31, 2022.
(2)	Investments are assuming the March 31, 2022 ending 3 month LIBOR of 0.96%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on December 20, 2021, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the six months ended March 31, 2022 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Risks Related to our Business

We may not be able to pay you distributions and our distributions may not grow over time.

When possible, we may pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. As of March 31, 2022, the Company’s asset coverage was 278.7% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

As of March 31, 2022, the Company’s asset coverage was 278.7% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act.

Risks Relating to an Investment in our Securities

The indentures under which the 2023 Notes and 2028 Notes are issued place restrictions on our and/or our subsidiaries’ activities.

The terms of the indentures under which the 2023 Notes and 2028 Notes were issued place restrictions on our and/or our subsidiaries’ ability to, among other things issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2023 Notes and 2028 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2023 Notes and 2028 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2023 Notes or 2028 Notes and  (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2023 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions and, with respect to the 2028 Notes, except as would cause our asset coverage to be below 200% as a result of such borrowings and/or issuances, whether or not we continue to be subject to the regulations of the 1940 Act. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. As of March 31, 2022, the Company’s asset coverage was 278.7% after giving effect to leverage. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase.

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

Events outside of our control, including terrorist attacks, acts of war, natural disasters or public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control, including terrorist attacks, acts of war, natural disasters, public health crises or similar events. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies.

COVID-19 and variants thereof continue to adversely impact global commercial activity and has contributed to significant volatility in financial markets. Local, state and federal and numerous non-U.S. governmental authorities have imposed travel and hospitality restrictions and bans, business closures or limited business operations and other quarantine measures on businesses and individuals. We cannot predict the full impact of COVID-19, including the duration and the impact of the closures and restrictions described above. As a result, we are unable to predict the duration of these business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. With respect to loans to portfolio companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for PIK interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business, or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause. Portfolio companies may also be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries, such as travel and hospitality, to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them.

The Company will also be negatively affected if the operations and effectiveness of our portfolio companies (or any of the key personnel or service providers of the foregoing) are compromised or if necessary or beneficial systems and processes are disrupted as a result of stay-at-home orders or other related interruptions to business operations.

In February 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of Russian military action in the Ukraine, resulting sanctions and resulting future market disruptions, including declines in stock markets in Russia and elsewhere and the value of the ruble against the U.S. dollar, are impossible to predict, but have been and could continue to be significant. Any such disruptions caused by Russian military or other actions (including cyberattacks and espionage) or resulting from actual or threatened responses to such actions have caused and could continue to cause disruptions to portfolio companies located in Europe or that have substantial business relationships with European or Russian companies. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but have been and could continue to be substantial. Any such market disruptions could affect our portfolio companies’ operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

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

The Company presently has significant exposure to the Services: Business sector (its investments in such sector comprises 22.9% of total investments at fair value as of March 31, 2022), which subjects the Company to the particular risks of such sector to a greater degree than others not similarly concentrated. Companies in this sector are subject to certain risks, including the risk of regulatory change, decreased liquidity in credit markets and unstable interest rates. Such companies may have concentrated portfolios, such as a high level of loans to one or more industries or sectors, which makes them vulnerable to economic conditions that affect such industries or sectors. Performance of such companies may be affected by competitive pressures and exposure to investments, agreements and counterparties, including credit products that, under certain circumstances, may lead to losses (e.g., subprime loans).These companies may be subject to extensive governmental regulation that may limit the amount and types of loans and other financial commitments they can make, and the interest rates and fees they may charge. In addition, profitability of such companies is largely dependent upon the availability and the cost of capital. In addition, the risks associated with investments in the real estate industry may subject the Company to risks similar to those of direct investments in real estate and the real estate industry in general. These include risks related to general and local economic conditions, possible lack of availability of financing and changes in interest rates or property values. The value of such investments may be affected by, among other factors, changes in the value of the underlying properties owned by the issuer, changes in the prospect for earnings and/or cash flow growth of the investment, defaults by borrowers or tenants, market saturation, decreases in market rates for rents, and other economic, political, or regulatory occurrences affecting the real estate industry.

The Company presently has significant exposure to an asset based lending business (its investments in such business comprise 13.4% of total investments at fair value as of March 31, 2022), which subjects the Company to the particular risks of such business to a greater degree than others not similarly concentrated. The Company’s affiliate’s asset based lending activity within the gemstone and jewelry industry is exposed to factors that can impact price of gemstones and jewelry, including supply and demand of gemstones; political, economic, and global financial events; movement of the U.S. dollar versus other currencies; and the activity of large speculators and other participants. The gemstones and jewelry industry is exposed to the risk of loss as a result of fraud in its various forms. A significant decline in market prices of gemstones could result in reduced collateral value and losses, i.e., a lower balance of asset-based loans outstanding for the Company’s affiliate.

The interest rates of some of our loans to our portfolio companies may be priced using a spread over LIBOR, which is scheduled to be phased out.

Many financial instruments have historically used and continue to use a floating rate based on LIBOR, which is the offered rate for short-term Eurodollar deposits between major international banks. For several years, LIBOR has been the subject of national and international regulatory scrutiny. The FCA and the ICE Benchmark Administration have announced that most LIBOR settings will no longer be published after December 31, 2021 and a majority of U.S. dollar LIBOR settings will cease publication after June 30, 2023. Regulators continue to emphasize the importance of LIBOR transition planning. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. While some instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. Abandonment of or modifications to LIBOR could lead to significant short-term and long-term uncertainty and market instability. In the event of changes to or cessation of LIBOR, we and our portfolio companies may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements, which may be difficult, costly and time consuming. In addition, from time to time we invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 9, 2022, the Board of Directors (the “Board”) of the Company adopted the PhenixFIN 2022 Long-Term Cash Incentive Plan (the “CIP”), pursuant to the recommendation by the Compensation Committee of the Board (the “Committee”). The CIP provides for performance-based cash awards to key employees of the Company, as approved by the Committee, based on the achievement of pre-established financial goals for the approved performance period. The performance goals may be expressed as one or a combination of net asset value of the Company, net asset value per share of the Company’s common stock, changes in the market price of shares of the Company’s common stock, individual performance metrics and/or such other goals and objectives the Committee considers relevant in connection with accomplishing the purposes of the CIP. A form of Award Agreement to be used under the CIP was also approved.

In connection with the approval of the CIP, the Committee approved awards for the executive officers named in the table below for the three year performance period commencing on January 1, 2022 and ending on December 31, 2024. Each participant is eligible to receive an amount of cash equal to 0%-200% of the target award set forth in the table below (“Target Performance Award”), based on the achievement of net asset value (“NAV”) and NAV per share goals (weighted at 30% and 70%, respectively) (the “Performance Goals”). Performance is applied separately for each Performance Goal.

No payment is made with respect to a Performance Goal if a threshold level of performance is not achieved. Each Performance Goal is subject to (i) a threshold level of performance at which 50% of the Target Performance Award attributable to that Performance Goal may be paid and below which no payment is made pursuant to an Award, (ii) a target level of performance at which 100% of the Target Performance Award attributable to that Performance Goal may be paid and (iii) a maximum level of performance, at which 200% of the Target Performance Award attributable to that Performance Goal may be paid, in each case subject to such other terms and conditions of an Award. Between threshold, target and maximum performance levels for each Performance Goal, the portion of that Award attributed to the Performance Goal shall be interpolated in a linear progression.

The Target Performance Award for each executive officer is set forth in the table below:

Name and Title	Dollar Value of Target Award
David Lorber, Chairman of the Board and Chief Executive Officer	$890,000
Ellida McMillan, Chief Financial Officer	$380,000

Generally, the participant needs to remain employed through the last day of the performance period (i.e., December 31, 2024 for the current awards), in order to receive payment with respect to their Award.

If the participant experiences a termination of employment due to death or disability during the performance period, then the participant will be paid their Award based on actual performance through the date of death or disability. If the participant is terminated by the Company for cause (as defined in the CIP) or voluntarily resigns prior to payment of the Award, even if following the last day of the performance period, the participant is no longer eligible to receive payment with respect to the Award.

In addition, if the Company undergoes a change in control (as defined in the CIP) during the performance period and (i) the award is not assumed by the successor to the Company, (ii) the participant is terminated other than for Cause following the closing of the change in control or (iii) the participant is not offered employment immediately following the change in control at no less than the same base salary and incentive opportunity as in effect at the time of the change in control, then the Target Performance Award will be paid out on the consummation of such change in control (or in the event of the foregoing clause (ii), termination of employment, if later) as if Target Performance was achieved (regardless of actual performance).

For so long as the Company remains a “business development company” within the meaning of the Investment Company Act of 1940, as amended (the “1940 Act”), in no event shall the aggregate amount of all Awards payable for any Plan Year (as defined in the CIP) be greater than the maximum percentage of the Company’s “net income after taxes” permitted to be paid as profit sharing under the 1940 Act or other applicable law. For these purposes, the Company has interpreted, consistent with industry practice, “net income” to mean the Company’s net investment income plus its net realized gains and “net realized gains” to mean realized gains minus realized losses.

The foregoing description of the CIP and Award Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the CIP and the Award Agreement, which are attached hereto as Exhibits 10.9 and 10.10 and are incorporated by reference herein.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.2	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2020).

3.3	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.4	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.5	Amendment No. 1 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 7, 2019).

3.6	Amendment No. 2 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.7	Amendment No. 3 to the Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 16, 2021.)

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

4.2	Indenture, dated February 7, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.2 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-179237), filed on February 13, 2012).

4.3	First Supplemental Indenture, dated March 21, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 21, 2012).

4.4	Second Supplemental Indenture, dated March 18, 2013, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

4.5	Third Supplemental Indenture, dated December 17, 2015, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.6 to the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2 (File No. 333-187324), filed December 17, 2015).

4.6	Description of PhenixFIN Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-258913), filed on October 15, 2021.

10.1	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J.1 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.2	Form of Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.3	Settlement Term Sheet, dated April 15, 2019 (Incorporated by reference to the Current Report on Form 8-K, filed on April 17, 2019).

10.4	Stipulation of Settlement, dated July 29, 2019, by and among Medley Capital Corporation, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, Medley Management Inc., MCC Advisors LLC, Medley LLC and Medley Group LLC, on the one hand, and FrontFour Capital Group LLC and FrontFour Master Fund, Ltd., on behalf of themselves and a class of similarly situated stockholders of Medley Capital Corporation, on the other hand, in connection with the action styled In re Medley Capital Corporation Stockholder Litigation, Cons. C.A. No. 2019-0100-KSJM (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.5	Governance Agreement, dated July 29, 2019, by and among, Medley Capital Corporation, on the one hand, and FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, on the other hand (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.6	Standstill Agreement, dated as of August 19, 2020, by and between the Medley Capital Corporation and Howard Amster and the other persons and entities identified therein (Incorporated by reference to the Current Report on Form 8-K filed on August 21, 2020).

10.7	Fund Accounting Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on December 11, 2020).

10.8	Administration Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on December 11, 2020).

10.9	PhenixFIN Long Term Cash Incentive Plan*

10.10	Form of Award Agreement*

14.1	Code of Ethics & Insider Trading Policy of the Registrant (Incorporated by reference to Exhibit 99.R to the Registrant’s Registration Statement on Form N-2 (File No. 333-258913), filed on August 19, 2021.

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Quarterly Report on Form 10-Q filed on February 10, 2022).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2022
PhenixFIN Corporation

	By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer
(Principal Accounting and Financial Officer )