Form 10-Q
period 2022-06-30
PhenixFIN Corp
filed 2022-08-10
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

The Registrant had 2,196,718 shares of common stock, $0.001 par value, outstanding as of August 9, 2022.

PHENIXFIN CORPORATION

i

PHENIXFIN CORPORATION

Consolidated Statements of Assets and Liabilities

	June 30, 2022 (Unaudited)	September 30, 2021
Assets:
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $135,629,418 and $92,214,167, respectively)	$115,937,311	$84,152,678
Affiliated investments (amortized cost of $44,288,170 and $75,963,427, respectively)	17,390,505	57,595,245
Controlled investments (amortized cost of $77,098,614 and $39,490,097, respectively)	49,455,289	9,891,860
Total Investments at fair value	182,783,105	151,639,783
Cash and cash equivalents	24,382,766	69,433,256
Receivables:
Fees receivable	-	1,872,700
Interest receivable	1,262,193	371,576
Paydown receivable	168,866	292,015
Due from Affiliate	132,763	-
Dividends receivable	269,330	81,211
Prepaid share repurchases	96,096	-
Other assets	866,821	1,401,746
Total Assets	$209,961,940	$225,092,287

Liabilities:
Notes payable (net of debt issuance costs of $2,162,356 and $412,795, respectively)	$77,859,444	$77,434,005
Interest and fees payable	503,125	-
Due to affiliates	-	280,323
Due to broker	-	1,586,000
Administrator expenses payable (see Note 6)	67,028	67,920
Distributions payable	265,798	-
Accounts payable and accrued expenses	1,299,858	1,416,524
Deferred revenue	279,032	-
Other liabilities	606,675	613,534
Total Liabilities	80,880,960	81,398,306

Commitments and Contingencies (see Note 8)

Net Assets:
Common Shares, $0.001 par value; 5,000,000 shares authorized; 2,723,709 shares issued; 2,197,418 and 2,517,221 common shares outstanding, respectively	2,198	2,517
Capital in excess of par value	675,707,499	688,866,642
Total distributable earnings (loss)	(546,628,717)	(545,175,178)
Total Net Assets	$129,080,980	$143,693,981
Total Liabilities and Net Assets	$209,961,940	$225,092,287

Net Asset Value Per Common Share	$58.74	$57.08

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30		For the Nine Months Ended June 30
	2022	2021	2022	2021
Interest Income:
Interest from investments
Non-controlled, non-affiliated investments:
Cash	$1,468,171	$1,578,657	$3,748,190	$4,785,374
Payment in-kind	102,063	186,733	340,636	356,762
Affiliated investments:
Cash	(23,496)	249,157	486,569	797,776
Payment in-kind	93,275	286,444	283,036	286,444
Controlled investments:
Cash	4,375	-	1,365,035	-
Total interest income	1,644,388	2,300,991	6,223,466	6,226,356
Dividend income	1,846,507	6,307,408	3,463,386	20,979,143
Interest from cash and cash equivalents	9,255	3,862	18,025	5,308
Fee income (see Note 9)	65,014	71,443	420,279	650,323
Other income	93,394	-	323,828	78,204
Total Investment Income	3,658,558	8,683,704	10,448,984	27,939,334

Expenses:
Base management fees (see Note 6)	-	-	-	1,146,403
Interest and financing expenses	1,201,623	1,260,825	3,910,361	4,538,520
General and administrative expenses	362,989	294,022	849,684	856,396
Salaries and benefits	1,037,602	679,229	1,973,770	1,011,546
Administrator expenses (see Note 6)	58,881	106,578	210,162	546,372
Insurance expenses	155,449	444,832	469,803	1,404,312
Directors fees	164,500	179,000	540,000	875,217
Professional fees, net (see Note 8)	469,550	289,200	936,895	113,797
Total expenses	3,450,594	3,253,686	8,890,675	10,492,563
Net Investment Income	207,964	5,430,018	1,558,309	17,446,771

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	(188,638)	38,852	749,791	4,093,500
Affiliated investments	-	19,811	14,737,897	(10,433,117)
Controlled investments	925	1,850	1,850	(40,145,720)
Total net realized gains (losses)	(187,713)	60,513	15,489,538	(46,485,337)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(9,623,302)	(1,794,173)	(11,630,618)	(773,501)
Affiliated investments	405,381	1,513,353	(8,529,483)	(2,072,831)
Controlled investments	(31,533)	1,759,025	1,954,912	40,325,544
Total net change in unrealized gains (losses)	(9,249,454)	1,478,205	(18,205,189)	37,479,212
Loss on extinguishment of debt (see Note 5)	-	-	(296,197)	(122,355)
Total realized and unrealized gains (losses)	(9,437,167)	1,538,718	(3,011,848)	(9,128,480)

Net Increase (Decrease) in Net Assets Resulting from Operations	$(9,229,203)	$6,968,736	$(1,453,539)	$8,318,291

Weighted Average Basic and Diluted Earnings Per Common Share	$(4.19)	$2.60	$(0.61)	$3.07
Weighted Average Basic and Diluted Net Investment Income (Loss) Per Common Share	$0.09	$2.02	$0.66	$6.44
Weighted Average Common Shares Outstanding - Basic and Diluted (see Note 11)	2,202,115	2,683,093	2,372,849	2,707,794

 The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Shares	Par Amount	Capital in Excess of Par Value	Total Distributable Earnings/(Loss)	Total Net Assets
Balance at March 31, 2021	2,703,936	$2,704	$671,589,690	$(520,415,269)	$151,177,125

OPERATIONS
Net investment income (loss)	-	-	-	5,430,018	5,430,018
Net realized gains (losses) on investments	-	-	-	60,513	60,513
Net change in unrealized appreciation (depreciation) on investments	-	-	-	1,478,205	1,478,205
	-	-	-	6,968,736	6,968,736
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(25,015)	(25)	(1,467,260)	-	(1,467,285)
	(25,015)	(25)	(1,467,260)	-	(1,467,285)

Total Increase (Decrease) in Net Assets	(25,015)	(25)	(1,467,260)	6,968,736	5,501,451

Balance at June 30, 2021	2,678,921	$2,679	$670,122,430	$(513,446,533)	$156,678,576

Balance at March 31, 2022	2,207,794	$2,208	$676,357,446	$(537,399,514)	$138,960,140

OPERATIONS
Net investment income (loss)	-	-	-	207,964	207,964
Net realized gains (losses) on investments	-	-	-	(187,713)	(187,713)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(9,249,454)	(9,249,454)
	-	-	-	(9,229,203)	(9,229,203)
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	(265,798)	-	(265,798)
Repurchase of common shares	(10,376)	(10)	(384,149)	-	(384,159)
	(10,376)	(10)	(649,947)	-	(649,957)

Total Increase (Decrease) in Net Assets	(10,376)	(10)	(649,947)	(9,229,203)	(9,879,160)

Balance at June 30, 2022	2,197,418	$2,198	$675,707,499	$(546,628,717)	$129,080,980

Balance at September 30, 2020	2,723,709	$2,724	$672,381,617	$(521,764,824)	$150,619,517

OPERATIONS
Net investment income (loss)	-	-	-	17,446,771	17,446,771
Net realized gains (losses) on investments	-	-	-	(46,485,337)	(46,485,337)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	37,479,212	37,479,212
Net loss on extinguishment of debt	-	-	-	(122,355)	(122,355)
	-	-	-	8,318,291	8,318,291
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(44,788)	(45)	(2,259,187)	-	(2,259,232)
	(44,788)	(45)	(2,259,187)	-	(2,259,232)

Total Increase (Decrease) in Net Assets	(44,788)	(45)	(2,259,187)	8,318,291	6,059,059

Balance at June 30, 2021	2,678,921	$2,679	$670,122,430	$(513,446,533)	$156,678,576

Balance at September 30, 2021	2,517,221	$2,517	$688,866,642	$(545,175,178)	$143,693,981
OPERATIONS
Net investment income (loss)	-	-	-	1,558,309	1,558,309
Net realized gains (losses) on investments	-	-	-	15,489,538	15,489,538
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(18,205,189)	(18,205,189)
Net loss on extinguishment of debt	-	-	-	(296,197)	(296,197)
	-	-	-	(1,453,539)	(1,453,539)
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	(265,798)	-	(265,798)
Repurchase of common shares	(319,803)	(319)	(12,893,345)	-	(12,893,664)
	(319,803)	(319)	(13,159,143)	-	(13,159,462)

Total Increase (Decrease) in Net Assets	(319,803)	(319)	(13,159,143)	(1,453,539)	(14,613,001)

Balance at June 30, 2022	2,197,418	$2,198	$675,707,499	$(546,628,717)	$129,080,980

 The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30
	2022	2021

Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(1,453,539)	$8,318,291
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investment increases due to payment-in-kind interest	(623,672)	(643,206)
Net amortization of premium (discount) on investments	(147,211)	(13,366)
Amortization of debt issuance cost	265,279	294,261
Net realized (gain) loss from investments	(15,489,538)	46,485,337
Net unrealized (gains) losses on investments	18,205,189	(37,479,212)
Proceeds from sale and settlements of investments	104,539,257	87,789,083
Purchases, originations and participations	(137,627,348)	(31,013,606)
Loss on extinguishment of debt	296,197	122,355
(Increase) decrease in operating assets:
Interest receivable	(890,617)	334,692
Receivable for paydowns	123,149	-
Fees receivable	1,872,700	12,500
Dividends receivable	(188,119)	(66,445)
Due from affiliate	(132,763)	-
Other assets	534,925	1,090,122
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(116,666)	(560,337)
Interest and fees payable	503,125	(801,805)
Management and incentive fees payable, net	-	(1,392,022)
Administrator expenses payable	(892)	(96,280)
Deferred revenue	279,032	3,474
Due to affiliate	(280,323)	(53,083)
Due to broker	(1,586,000)	284,067
Other liabilities	(6,859)	-
Net cash provided by (used in) operating activities	(31,924,694)	72,614,820
Cash Flows from Financing Activities:
Debt issuance	57,500,000	-
Paydowns on debt	(55,325,000)	(74,012,825)
Debt issuance costs paid	(2,311,036)	-
Repurchase of common shares	(12,989,760)	(2,259,232)
Net cash provided by (used in) financing activities	(13,125,796)	(76,272,057)
Net increase (decrease) in cash and cash equivalents	(45,050,490)	(3,657,237)
Cash and cash equivalents, beginning of period	69,433,256	56,522,148
Cash and cash equivalents, end of period	$24,382,766	$52,864,911

Supplemental information:
Interest paid during the period	$3,141,957	$5,340,325

 The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2022

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (LIBOR + 4.00%, 1.00% LIBOR Floor)(14)	4/3/2024	$4,197,421	$3,858,913	$3,546,821	2.75%
				4,197,421	3,858,913	3,546,821	2.75%

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		1	416,250	-	0.00%
				1	416,250	-	0.00%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		833,152	66,475	-	0.00%
				833,152	66,475	-	0.00%

Chimera Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 117,310 Class C Preferred Units(13)(15)		117,310	2,884,724	2,320,392	1.80%
				117,310	2,884,724	2,320,392	1.80%

Cleaver-Brooks, Inc.	Manufacturing	7.875% Senior Secured Notes(14)	3/1/2023	10,027,000	9,977,842	9,350,178	7.24%
				10,027,000	9,977,842	9,350,178	7.24%

Copper Property CTL Pass Through Trust	Banking, Finance, Insurance & Real Estate	Equity Certificates(14)		337,795	5,182,109	4,222,438	3.27%
				337,795	5,182,109	4,222,438	3.27%

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)	7/28/2025	2,607,062	2,602,214	2,600,544	2.01%
				2,607,062	2,602,214	2,600,544	2.01%

DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)	11/13/2025	4,875,000	4,875,000	4,875,000	3.78%
		Revolving Credit Facility (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)	11/13/2025	714,286	714,286	714,286	0.55%
				5,589,286	5,589,286	5,589,286	4.33%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
DirecTV Financing, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 0.75% LIBOR Floor)(14)	8/2/2027	4,662,500	4,662,500	4,301,156	3.33%
				4,662,500	4,662,500	4,301,156	3.33%

Dream Finders Homes, LLC	Construction & Building	Preferred Equity (8.00% PIK)		5,205,236	5,205,236	4,879,909	3.78%
				5,205,236	5,205,236	4,879,909	3.78%

First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	3/30/2027	3,969,849	3,969,849	3,940,075	3.05%
				3,969,849	3,969,849	3,940,075	3.05%

Footprint Acquisition, LLC	Services: Business	Equity - 150 Common Units		150	-	-	0.00%
				150	-	-	0.00%

Franklin BSP Realty Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 529,914 Common Units(13)		529,914	8,754,386	7,143,241	5.53%
				529,914	8,754,386	7,143,241	5.53%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		380	151,337	-	0.00%
				380	151,337	-	0.00%

Great AJAX Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 254,922 Common Units(13)		254,922	3,333,786	2,444,702	1.89%
				254,922	3,333,786	2,444,702	1.89%

Innovate Corp.	Construction & Building	8.50% Senior Secured Notes(14)	2/1/2026	2,250,000	2,252,156	1,946,250	1.51%
				2,250,000	2,252,156	1,946,250	1.51%

Invesco Mortgage Capital, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 205,000 Class C Preferred Units(13)(16)		205,000	5,035,506	4,214,800	3.27%
				205,000	5,035,506	4,214,800	3.27%

JFL-NGS-WCS Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 5.50%, 1.00% LIBOR Floor)	11/12/2026	890,912	894,868	870,866	0.67%
		Equity - 10,000,000 Units		10,000,000	10,000,000	10,363,000	8.03%
				10,890,912	10,894,868	11,233,866	8.70%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Lucky Bucks, LLC	Consumer Discretionary	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 0.75% LIBOR Floor)	10/12/2027	7,310,811	7,180,403	7,164,595	5.55%
				7,310,811	7,180,403	7,164,595	5.55%

McKissock Investment Holdings, LLC (dba Colibri)	Services: Business	Senior Secured First Lien Term Loan (SOFR + 5.00%, 0.75% Credit Spread Adjustment Floor)	3/10/2029	4,987,500	4,938,858	4,725,656	3.66%
				4,987,500	4,938,858	4,725,656	3.66%

MFA Financial, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 97,426 Class C Preferred Units(13)(19)		97,426	2,318,487	1,792,638	1.39%
				97,426	2,318,487	1,792,638	1.39%

New Residential Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 206,684 Class B Preferred Units(13)(17)		206,684	5,129,170	4,398,236	3.41%
				206,684	5,129,170	4,398,236	3.41%

New York Mortgage Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 165,000 Class E Preferred Units(13)(18)		165,000	4,102,076	3,344,550	2.59%
				165,000	4,102,076	3,344,550	2.59%

PennyMac Financial Services, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 81,500 Common Units(13)		81,500	5,364,478	3,562,365	2.76%
				81,500	5,364,478	3,562,365	2.76%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.75, 0.5% LIBOR Floor)	1/25/2029	4,987,500	4,941,072	4,389,000	3.40%
				4,987,500	4,941,072	4,389,000	3.40%

Secure Acquisition Inc. (dba Paragon Films)(8)	Packaging	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 0.50% LIBOR Floor)	12/16/2028	3,474,052	3,459,819	3,404,571	2.64%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.00%, 0.50% LIBOR Floor)(12)	12/16/2028	-	(898)	-	0.00%
				3,474,052	3,458,921	3,404,571	2.64%

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (9.00% Cash)(10)	8/1/2023	191,250	182,081	-	0.00%
				191,250	182,081	-	0.00%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
SS Acquisition, LLC (dba Soccer Shots Franchising)(8)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)	12/30/2026	6,666,667	6,570,783	6,625,333	5.13%
				6,666,667	6,570,783	6,625,333	5.13%

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		700,000	700,000	71,470	0.06%
				700,000	700,000	71,470	0.06%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 338,748.45 Class A Units		338,748	308,667	294,209	0.23%
				338,748	308,667	294,209	0.23%

Staples, Inc.	Services: Business	First Lien Term Loan (LIBOR + 4.50%, 0.0% LIBOR Floor)(14)	9/12/2024	3,740,360	3,660,844	3,445,994	2.67%
				3,740,360	3,660,844	3,445,994	2.67%

Thryv Holdings, Inc.(11)	Services: Business	Senior Secured First Lien Term Loan B (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	3/1/2026	4,995,000	4,879,688	4,870,125	3.77%
				4,995,000	4,879,688	4,870,125	3.77%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units		5,441	302,465	52,342	0.04%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	6,506	361,667	62,569	0.05%
				11,947	664,132	114,911	0.09%

Walker Edison Furniture Company LLC	Consumer goods: Durable	Equity - 13,044 Common Units		13,044	2,114,646	-	0.00%
				13,044	2,114,646	-	0.00%

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(9)		518,283	518,283	-	0.00%
				518,283	518,283	-	0.00%

Wingman Holdings, Inc. (f/k/a Crow Precision Components, LLC)	Aerospace & Defense	Equity - 350 Common Units		350	700,000	-	0.00%
				350	700,000	-	0.00%

Subtotal Non-Controlled/Non-Affiliated Investments				$97,941,378	$135,629,418	$115,937,311	89.82%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Affiliated Investments:(6)

1888 Industrial Services, LLC(8)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(10)	5/1/2023	$9,946,741	$9,473,068	$-	0.00%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00%, 1.00% LIBOR Floor)	5/1/2023	1,231,932	1,191,256	702,202	0.54%
		Revolving Credit Facility (LIBOR + 5.00%, 1.00% LIBOR Floor)(12)	5/1/2023	4,093,123	4,093,123	4,090,123	3.17%
		Equity - 21,562 Class A Units		21,562	-	-	0.00%
				15,293,358	14,757,447	4,792,325	3.71%

Black Angus Steakhouses, LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)	1/31/2024	758,929	758,929	758,929	0.59%
		Senior Secured First Lien Term Loan (LIBOR + 9.00% PIK, 1.00% LIBOR Floor)(10)	1/31/2024	8,412,596	7,767,533	1,766,645	1.37%
		Senior Secured First Lien Super Priority Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(12)	1/31/2024	1,500,000	1,500,000	1,500,000	1.16%
		Equity - 17.92% Membership Interest		-	-	-	0.00%
				10,671,525	10,026,462	4,025,574	3.12%

Kemmerer Operations, LLC(8)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	2,422,158	2,422,158	2,422,158	1.88%
		Equity - 6.7797 Common Units		7	962,717	795,055	0.62%
				2,422,165	3,384,875	3,217,213	2.50%

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(10)	10/11/2021	5,805,894	5,805,894	2,258,493	1.75%
		Senior Secured First Lien Term Loan B (LIBOR + 13.00% PIK, 1.00% LIBOR Floor)(10)	10/11/2021	7,646,823	6,483,741	-	0.00%
		Warrants - 7.68% of Outstanding Equity		123,867	499,751	-	0.00%
				13,576,584	12,789,386	2,258,493	1.75%

US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Equity - 33,300 Preferred Units		33,300	3,330,000	3,096,900	2.40%
				33,300	3,330,000	3,096,900	2.40%

Subtotal Affiliated Investments				$41,996,932	$44,288,170	$17,390,505	13.47%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Controlled Investments:(7)

FlexFIN, LLC	Services: Business	Equity Interest		$41,106,667	$41,106,667	$41,106,667	31.85%
				41,106,667	41,106,667	41,106,667

NVTN LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(10)	12/31/2024	6,565,875	6,565,875	6,460,821	5.02%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(10)	12/31/2024	14,963,195	12,305,096	1,887,801	1.46%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(10)	12/31/2024	10,014,223	7,570,054	-	0.00%
		Equity - 787.4 Class A Units		9,550,922	9,550,922	-	0.00%
				41,094,215	35,991,947	8,348,622	38.33%

Subtotal Control Investments				$82,200,882	$77,098,614	$49,455,289	38.33%

	Total Investments, June 30, 2022			$222,139,192	$257,016,202	$182,783,105	141.62%

The accompanying notes are an integral part of these consolidated financial statements.

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.

(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $(74,168,083).

The tax cost basis of investments is $256,951,188 as of June 30, 2022.

(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(5)	Percentage is based on net assets of $129,080,980 as of June 30, 2022.

(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.

(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(8)	The investment has an unfunded commitment as of June 30, 2022 (see Note 8), and fair value includes the value of any unfunded commitments.

(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.

(10)	The investment was on non-accrual status as of June 30, 2022.

(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of June 30, 2022, 18.34% of the Company's portfolio investments were non-qualifying assets.

(12)	This investment earns 0.50% commitment fee on all unused commitment as of June 30, 2022, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(13)	This investment represents a Level 1 security in the ASC 820 table as of June 30, 2022 (see Note 4).

(14)	This investment represents a Level 2 security in the ASC 820 table as of June 30, 2022 (see Note 4).

(15)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 4.743% spread on 9/30/2025.

(16)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 5.29% spread on 9/27/2027.

(17)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 5.64% spread on 8/15/2024.

(18)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 6.429% spread on 1/15/2025.

(19)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.345% spread on 3/31/2025.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2021

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

Alpine SG, LLC (8)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	$4,715,808	$4,715,809	$4,715,809	3.29%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	472,087	472,087	472,087	0.33%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	2,277,293	2,277,293	2,277,293	1.58%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	4,174,037	4,107,317	4,174,037	2.90%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	2,999,802	2,946,540	2,999,802	2.09%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	1,000,000	982,916	1,000,000	0.70%
				15,639,027	15,501,962	15,639,028	10.89%

Autosplice, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash & 2.00% PIK, 1.00% LIBOR Floor)(14)	4/30/2022	11,826,036	11,826,036	11,826,036	8.23%
				11,826,036	11,826,036	11,826,036	8.23%

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		1	416,250	-	0.00%
				1	416,250	-	0.00%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		3,434,170	566,475	-	0.00%
				3,434,170	566,475	-	0.00%

Chimera Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 117,310 Class C Preferred Units(17)(20)		117,310	2,884,724	3,019,559	2.10%
				117,310	2,884,724	3,019,559	2.10%

Cleaver-Brooks, Inc.	Manufacturing	7.875% Senior Secured Notes(18)	3/1/2023	9,364,000	9,306,052	9,270,360	6.45%
				9,364,000	9,306,052	9,270,360	6.45%

CM Finance SPV, LLC	Energy: Oil & Gas	Unsecured Debt(10)		101,463	101,463	-	0.00%
				101,463	101,463	-	0.00%

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	7/28/2025	2,607,062	2,599,906	2,489,744	1.73%
				2,607,062	2,599,906	2,489,744	1.73%

DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	11/13/2025	4,912,500	4,912,500	4,863,375	3.39%
		Revolving Credit Facility (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(16)	11/13/2025	714,286	714,286	707,143	0.49%
				5,626,786	5,626,786	5,570,518	3.88%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Dividend and Income Fund(11)	Banking, Finance, Insurance & Real Estate	Equity - 87,483 Common Units(17)		87,483	1,281,845	1,275,502	0.89%
				87,483	1,281,845	1,275,502	0.89%

Dream Finders Homes, LLC(11)	Construction & Building	Preferred Equity (8.00% PIK)		4,905,011	4,905,011	4,757,860	3.31%
				4,905,011	4,905,011	4,757,860	3.31%

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)(10)		4,049,398	4,049,398	2,956,061	2.06%
		Equity - 150 Common Units		150	-	-	0.00%
				4,049,548	4,049,398	2,956,061	2.06%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		380	151,337	-	0.00%
				380	151,337	-	0.00%

Great AJAX Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 253,651 Common Units(17)		253,651	3,316,414	3,421,752	2.38%
				253,651	3,316,414	3,421,752	2.38%

Invesco Mortgage Capital, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 205,000 Class C Preferred Units(17)(21)		205,000	5,035,506	5,217,250	3.63%
				205,000	5,035,506	5,217,250	3.63%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(18)		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

MFA Financial, Inc.	Banking, Finance, Insurance & Real Estate	Equity - 31,692 Class C Preferred Units(17)(24)		31,692	762,171	778,989	0.54%
				31,692	762,171	778,989	0.54%

New Residential Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 206,684 Class B Preferred Units(17)(22)		206,684	5,129,170	5,206,370	3.62%
				206,684	5,129,170	5,206,370	3.62%

New York Mortgage Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 165,000 Class E Preferred Units(17)(23)		165,000	4,102,076	4,182,750	2.91%
				165,000	4,102,076	4,182,750	2.91%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(15)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt (4.50% Cash)(12)	10/2/2023	532,671	532,671	-	0.00%
		Unsecured Debt (4.50% Cash)(12)	4/1/2024	704,762	704,762	-	0.00%
				1,237,433	1,237,433	-	0.00%

Redwood Services Group, LLC(8)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(16)	6/6/2023	175,000	175,000	175,000	0.12%
				175,000	175,000	175,000	0.12%

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (9.00% Cash)(10)	8/1/2022	233,750	222,544	-	0.00%
				233,750	222,544	-	0.00%

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		700,000	700,000	-	0.00%
				700,000	700,000	-	0.00%

Stancor, Inc. (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 263,814.43 Class A Units		263,814	263,814	-	0.00%
				263,814	263,814	-	0.00%

Thryv Holdings, Inc.(11)	Services: Business	Senior Secured First Lien Term Loan B (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	3/1/2026	5,770,000	5,610,988	5,863,763	4.08%
				5,770,000	5,610,988	5,863,763	4.08%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units		5,441	302,464	64,167	0.05%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	6,506	361,667	76,727	0.05%
				11,947	664,131	140,894	0.10%

Walker Edison Furniture Company LLC	Consumer goods: Durable	Equity - 10,244 Common Units		10,244	1,500,000	2,361,242	1.64%
				10,244	1,500,000	2,361,242	1.64%

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(9)		518,283	518,283	-	0.00%
				518,283	518,283	-	0.00%

Wingman Holdings, Inc. (f/k/a Crow Precision Components, LLC)	Aerospace & Defense	Equity - 350 Common Units		350	700,000	-	0.00%
				350	700,000	-	0.00%

Subtotal Non-Controlled/Non-Affiliated Investments				$75,318,491	$92,214,167	$84,152,678	58.56%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Affiliated Investments:(6)

1888 Industrial Services, LLC(8)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(10)(14)	9/30/2021(25)	$9,946,741	$9,473,066	$-	0.00%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(10)(14)	9/30/2021(25)	25,937,520	19,468,870	-	0.00%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00%, 1.00% LIBOR Floor)(14)	9/30/2021(25)	1,231,932	1,191,257	24,637	0.02%
		Revolving Credit Facility (LIBOR +5.00% PIK, 1.00% LIBOR Floor)(14)(16)	9/30/2021(25)	3,554,069	3,554,069	3,554,069	2.47%
		Equity - 17,493.63 Class A Units		-	-	-	0.00%
				40,670,262	33,687,262	3,578,706	2.49%

Black Angus Steakhouses, LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	6/30/2022	758,929	758,929	758,929	0.53%
		Senior Secured First Lien Term Loan (LIBOR + 9.00% PIK, 1.00% LIBOR Floor)(10)(13)	6/30/2022	8,412,596	7,767,533	2,279,814	1.59%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)(16)	6/30/2022	1,500,000	1,500,000	1,500,000	1.04%
				10,671,525	10,026,462	4,538,743	3.16%

Caddo Investors Holdings 1 LLC(11)	Forest Products & Paper	Equity - 6.15% Membership Interest(19)		2,528,826	2,528,826	3,454,786	2.40%
				2,528,826	2,528,826	3,454,786	2.40%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(10)(15)	12/31/2021	12,109,957	7,328,568	-	0.00%
		Equity - 12,350,000 Class A Units		12,350,000	-	-	0.00%
				24,459,957	7,328,568	-	0.00%

JFL-NGS Partners, LLC	Construction & Building	Equity - 57,300 Class B Units		57,300	57,300	26,862,813	18.69%
				57,300	57,300	26,862,813	18.69%

JFL-WCS Partners, LLC	Environmental Industries	Equity - 129,588 Class B Units		129,588	129,588	8,099,949	5.64%
				129,588	129,588	8,099,949	5.64%

Kemmerer Operations, LLC(8)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	2,381,985	2,381,985	2,360,547	1.64%
		Senior Secured First Lien Delayed Draw Term Loan (15.00% PIK)(16)	6/21/2023	163,915	163,915	162,441	0.11%
		Equity - 6.7797 Common Units		7	962,717	553,746	0.39%
				2,545,907	3,508,617	3,076,734	2.14%

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(10)(13)	10/11/2021	5,805,894	5,805,894	2,249,835	1.57%
		Senior Secured First Lien Term Loan B (LIBOR + 13.00% PIK, 1.00% LIBOR Floor)(10)(13)	10/11/2021	7,646,823	6,483,741	-	0.00%
		Warrants - 7.68% of Outstanding Equity		123,867	499,751	-	0.00%
				13,576,584	12,789,386	2,249,835	1.57%

URT Acquisition Holdings Corporation	Services: Business	Warrants		28,912	-	920,000	0.64%
				28,912	-	920,000	0.64%

US Multifamily, LLC (11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	12/31/2022	2,577,418	2,577,418	2,577,418	1.79%
		Equity - 33,300 Preferred Units		33,300	3,330,000	2,236,261	1.56%
				2,610,718	5,907,418	4,813,679	3.35%

Subtotal Affiliated Investments				$97,279,579	$75,963,427	$57,595,245	40.08%

Company(1)	Industry	Type of Investment	Maturity	Par Amount(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Controlled Investments:(7)

FlexFIN, LLC	Services: Business	Equity Interest		$2,500,000	$2,500,000	$2,500,000	1.74%
				2,500,000	2,500,000	2,500,000	1.74%

NVTN LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(10)(13)(16)	12/31/2024	6,565,875	6,565,875	6,414,860	4.47%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(13)(16)	12/31/2024	1,000,000	998,150	977,000	0.68%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(10)(13)	12/31/2024	14,963,195	12,305,096	-	0.00%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(10)(13)	12/31/2024	10,014,223	7,570,054	-	0.00%
		Equity - 787.4 Class A Units		9,550,922	9,550,922	-	0.00%
				42,094,215	36,990,097	7,391,860	5.15%

Subtotal Control Investments				$44,594,215	$39,490,097	$9,891,860	6.89%

	Total Investments, September 30, 2021			$217,192,285	$207,667,691	$151,639,783	105.53%

The accompanying notes are an integral part of these consolidated financial statements.

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.

(2)	Par amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments.

(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $55,318,330.

The tax cost basis of investments is $206,958,113 as of September 30, 2021.

(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).

(5)	Percentage is based on net assets of $143,693,981 as of September 30, 2021.

(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.

(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(8)	The investment has an unfunded commitment as of September 30, 2021 (see Note 8), and fair value includes the value of any unfunded commitments.

(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.

(10)	The investment was on non-accrual status as of September 30, 2021.

(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2021, 20.18% of the Company’s portfolio investments were non-qualifying assets.

(12)	Security is non-income producing.

(13)	The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (“LIBOR”) floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2021 was 0.08%.

(14)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2021 was 0.13%.

(15)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2021 was 0.13%.

(16)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2021, and is recorded as a component of interest income on the Consolidated Statements of Operations.

(17)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2021 (see Note 4).

(18)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2021 (see Note 4).

(19)	As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment.

(20)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 4.743% spread on 9/30/2025.

(21)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.29% spread on 9/27/2027.

(22)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.64% spread on 8/15/2024.

(23)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 6.429% spread on 1/15/2025.

(24)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.345% spread on 3/31/2025.

(25)	The maturity date was extended to May 1, 2023 subsequent to September 30, 2021.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

June 30, 2022

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

June 30, 2022

(Unaudited)

Note 1. Organization (continued)

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

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of June 30, 2022 and September 30, 2021, we had $24.4 million and $69.4 million in cash and cash equivalents, respectively.

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

June 30, 2022

(Unaudited)

Note 2. Significant Accounting Policies (continued)

Revenue Recognition

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. Dividend income, which represents dividends from equity investments and distributions from Taxable Subsidiaries, is recorded on the ex-dividend date and when the distribution is received, respectively.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended June 30, 2022, the Company earned approximately $0.2 million and $0.6 million in PIK interest, respectively. For the three and nine months ended June 30, 2021, the Company earned approximately $0.5 million and $0.6 million in PIK interest, respectively.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. For the three and nine months ended June 30, 2022, fee income was approximately $0.1 million and $0.4 million, respectively (see Note 9). For the three and nine months ended June 30, 2021, fee income was approximately $0.1 million and $0.7 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the three and nine months ended June 30, 2022, $0.0 million and $19.6 million, respectively, of the Company’s realized gains (losses) were related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gains (losses) from investments.  There were no realized gains or losses related to non-cash restructuring transactions during the three and nine months ended June 30, 2021. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed not collectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At June 30, 2022, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $12.4 million, or 6.8% of the fair value of our portfolio.   At September 30, 2021, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $13.9 million, or 9.2% of the fair value of our portfolio.

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

June 30, 2022

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

June 30, 2022

(Unaudited)

Note 2. Significant Accounting Policies (continued)

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There was no provision for federal excise tax at June 30, 2022 and June 30, 2021.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of June 30, 2022 and September 30, 2021, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2022 and 2021, the Company did not record a change in provision for deferred taxes on the unrealized appreciation)/depreciation on investments.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2022

(Unaudited)

Note 2. Significant Accounting Policies (continued)

As of June 30, 2022 and September 30, 2021, the Company has a net deferred tax asset of $25.5 million and $22.2 million, respectively, consisting primarily of net operating losses offset by net unrealized gains on the investments held within its Taxable Subsidiaries. As of June 30, 2022 and September 30, 2021, the Company booked a valuation allowance of $25.5 million and $22.2 million, respectively, against its net deferred tax asset.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at June 30, 2022. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and applicable state tax authorities.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2022

(Unaudited)

Note 3. Investments

The composition of our investments as of June 30, 2022 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$122,647	47.7%	$74,721	40.9%
Senior Secured Second Lien Term Loans	2,602	1.0	2,601	1.4
Senior Secured Notes	12,230	4.8	11,296	6.2
Unsecured Debt	182	0.1	-	-
Equity/Warrants	119,355	46.4	94,165	51.5
Total Investments	$257,016	100.0%	$182,783	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At June 30, 2022 and September 30, 2021, the total fair value of warrants was $62.6 thousand and $996.7 thousand, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the three and nine months ended June 30, 2022, the Company did not acquire any warrants.   During the three months ended June 30, 2021, the Company did not acquire warrants in existing portfolio companies, and during the nine months ended June 30, 2021, the Company acquired warrants in one existing portfolio company.

For the three and nine months ended June 30, 2022, there was $0.0 million and $0.9 million, respectively in unrealized (depreciation) related to warrants, which was recorded on the Consolidated Statements of Operations as net unrealized (depreciation) on investments. For each of the three and nine months ended June 30, 2021, there was $1.1 million of unrealized appreciation related to warrants, which was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2022 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$57,991	31.6%
Banking, Finance, Insurance & Real Estate	36,540	20.1
Construction & Building	18,060	9.9
Hotel, Gaming & Leisure	12,374	6.8
Manufacturing	9,350	5.1
Automotive	8,444	4.6
Consumer Discretionary	7,165	3.9
Services: Consumer	6,625	3.6
High Tech Industries	5,589	3.1
Energy: Oil & Gas	4,792	2.6
Media: Broadcasting & Subscription	4,301	2.4
Packaging	3,405	1.9
Metals & Mining	3,217	1.8
Aerospace & Defense	2,601	1.4
Healthcare & Pharmaceuticals	2,258	1.2
Retail	71	0.0
Total	$182,783	100.0%

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2022

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

The following table shows the portfolio composition by geographic location at fair value at June 30, 2022 (dollars in thousands):

	Fair Value	Percentage
Northeast	$92,043	50.3%
Southeast	43,915	24.0
West	21,727	11.9
Midwest	16,387	9.0
Southwest	4,870	2.7
Mid-Atlantic	294	0.2
Other(1)	3,547	1.9
Total	$182,783	100.0%

(1)	As of June 30, 2022, comprised of our investments in foreign investments.

The following table shows the portfolio composition by geographic location at fair value at September 30, 2021 (dollars in thousands):

	Fair Value	Percentage
Northeast	$54,211	35.8%
West	44,030	29.0
Southeast	28,887	19.0
Southwest	17,418	11.5
Midwest	7,094	4.7
Total	$151,640	100.0%

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2022

(Unaudited)

Note 3. Investments (continued)

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the nine months ended June 30, 2022 and 2021 were as follows:

Name of Investment(3)(4)	Type of Investment	Fair Value at September 30, 2021	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2022	Earned Income
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan B	$-	$-	$-	$19,468,870	$(19,468,870)	$-	$-
	Senior Secured First Lien Term Loan C	24,639	-	-	677,562	-	702,202	56,258
	Revolving Credit Facility	3,554,069	539,054	-	(3,000)	-	4,090,123	170,298
Black Angus Steakhouses,LLC	Senior Secured First Lien Delayed Draw Term Loan	758,929	-	-	-	-	758,929	57,552
	Senior Secured First Lien Term Loan	2,279,814	-	-	(513,169)	-	1,766,645	-
	Senior Secured First Lien Super Priority DDTL	1,500,000	-	-	-	-	1,500,000	113,827
Caddo Investors Holdings 1 LLC	Equity	3,454,786	(3,448,219)	-	(925,960)	919,393	-	-
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	-	(4,910,671)	-	7,328,568	(2,417,897)	-	12
JFL-NGS Partners, LLC	Equity	26,862,813	(26,807,520)	-	(26,805,513)	26,750,220	-	-
JFL-WCS Partners, LLC	Equity	8,099,949	(8,084,639)	-	(7,970,361)	7,955,051	-	-
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,360,547	40,173	-	21,438	-	2,422,158	276,386
	Senior Secured First Lien Delayed Draw Term Loan	162,441	(163,915)	-	1,474	-	-	6,601
	Equity	553,746	-	-	241,309	-	795,055	-
Path Medical, LLC	Senior Secured First Lien Term Loan A	2,249,835	-	-	8,658	-	2,258,493	(1,693)
	Senior Secured First Lien Term Loan B	-	-	-	-	-	-	(2,974)
URT Acquisition Holdings Corporation	Warrants	920,000	(1,000,000)	-	(920,000)	1,000,000	-	-
US Multifamily, LLC	Senior Secured First Lien Term Loan	2,577,416	(2,577,418)	-	2	-	-	93,338
	Equity	2,236,261	-	-	860,639	-	3,096,900	-
Total Affiliated Investments		$57,595,245	$(46,413,155)	$-	$(8,529,483)	$14,737,897	$17,390,505	$769,605

Name of Investment(3)(4)	Type of Investment	Fair Value at September 30, 2021	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2022	Earned Income
Controlled Investments
FlexFIN, LLC	Equity Interest	$2,500,000	$38,606,667	$-	$-	$-	$41,106,667	$1,191,213
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	6,414,860	-	-	45,961	-	6,460,821	-
	Super Priority Senior Secured First Lien Term Loan	977,000	(1,000,000)	-	21,150	1,850	-	173,822
	Senior Secured First Lien Term Loan B	-	-	-	1,887,801	-	1,887,801	-
Total Controlled Investments		$9,891,860	$37,606,667	$-	$1,954,912	$1,850	$49,455,289	$1,365,035

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2022

(Unaudited)

Note 3. Investments (continued)

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2020	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2021	Earned Income
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan C	$1,166,763.00	$-	$-	$(969,654)	$-	$197,109	$75,148
	Revolving Credit Facility	3,554,069	-	-	-	-	3,554,069	164,420
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	1,110,563	(1,239,336)	-	7,335,822	(7,207,049)	-	-
	Preferred Equity Series A	-	-	-	1,600,000	(1,600,000)	-	-
	Preferred Equity Series AA	-	-	-	800,000	(800,000)	-	-
	Preferred Equity Series AAA	-	-	-	971,200	(971,200)	-	-
Black Angus Steakhouses,LLC	Senior Secured First Lien Delayed Draw Term Loan	758,929	-	-	-	-	758,929	57,552
	Senior Secured First Lien Term Loan	5,047,557	-	-	(2,910,758)	-	2,136,799	-
	Senior Secured First Lien Super Priority DDTL	-	1,500,000	-	-	-	1,500,000	86,929
Caddo Investors Holdings 1 LLC	Equity	2,990,776	-	-	776,046	-	3,766,822	-
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	905,116	-	-	(905,116)	-	-	-
JFL-NGS Partners, LLC	Preferred Equity A-2	1,795,034	(2,110,987)	-	-	315,953	-	(16,377)
	Preferred Equity A-1	232,292	-	-	-	(232,292)	-	(2,119)
	Equity	38,780,067	-	-	(5,396,855)	-	33,383,212	-
JFL-WCS Partners, LLC	Preferred Equity Class A	1,310,649	(1,330,460)	-	-	19,811	-	(53,623)
	Equity	4,535,580	-	-	5,534,874	-	10,070,454	-
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,051,705	242,342	-	-	-	2,294,047	242,443
	Senior Secured First Lien Delayed Draw Term Loan	515,699	(227,085)	-	-	-	288,614	44,007
	Equity	962,717	-	-	(686,639)	-	276,078	-
Path Medical, LLC	Senior Secured First Lien Term Loan A	5,905,080	-	-	(2,993,876)	-	2,911,204	105,061
	Senior Secured First Lien Term Loan B	6,794,514	-	-	(6,794,514)	-	-	3,027
URT Acquisition Holdings Corporation	Unsecured Debt	2,567,929	(500,000)	-	-	41,660	2,109,589	120,092
	Warrants	-	-	-	1,070,000	-	1,070,000	-
US Multifamily, LLC	Senior Secured First Lien Term Loan	5,123,913	(2,546,495)	-	-	-	2,577,418	257,660
	Equity	1,332,000	-	-	496,639	-	1,828,639	-
Total Affiliated Investments		$87,440,952	$(6,212,021)	$-	$(2,072,831)	$(10,433,117)	$68,722,983	$1,084,220

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2022

(Unaudited)

Note 3. Investments (continued)

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2020	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2021	Earned Income
Controlled Investments
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	$41,018,500	$(39,739,929)	$-	$38,868,999	$(40,147,570)	$-	$-
NVTN LLC	Senior Secured First Lien Term Loan	4,530,078	-	-	1,497,395	-	6,027,473	-
	Super Priority Senior Secured First Lien Term Loan	2,000,000	(500,000)	-	(40,850)	1,850	1,461,000	-
Total Controlled Investments		$47,548,578	$(40,239,929)	$-	$40,325,544	$(40,145,720)	$7,488,473	$-

(1)	The Company and GALIC were the members of MCC JV, a joint venture formed as a Delaware limited liability company that was not consolidated by either member for financial reporting purposes. The members of MCC JV made capital contributions as investments by MCC JV were completed, and all portfolio and other material decisions regarding MCC JV were submitted to MCC JV’s board of managers, which was comprised of an equal number of members appointed by each of the Company and GALIC. Approval of MCC JV’s board of managers required the unanimous approval of a quorum of the board of managers, with a quorum consisting of equal representation of members appointed by each of the Company and GALIC. Because management of MCC JV was shared equally between the Company and GALIC, the Company did not have operational control over MCC JV for purposes of the 1940 Act or otherwise. On October 8, 2020, the Company, GALIC, MCC JV, and an affiliate of Golub entered into a Membership Interest Purchase Agreement pursuant to which a fund affiliated with and managed by Golub concurrently purchased all of the Company’s interest in MCC JV and all of GALIC’s interest in MCC JV.

(2)	Amount of income earned represents distributions from MCC JV to the Company and is a component of dividend income, net of provisional taxes in the Consolidated Statements of Operations.

(3)	The par amount and additional detail are shown in the consolidated schedule of investments.

(4)	Securities with a zero value at the beginning and end of the period, and those that had no transaction activity were excluded from the roll forward.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2022

(Unaudited)

Note 3. Investments (continued)

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the nine months ended June 30, 2022 and 2021. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the three and nine months ended June 30, 2022 and 2021.

Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company evaluated and determined that it had one subsidiary, FlexFIN, LLC, that is deemed to be a “significant subsidiary” as of June 30, 2022 for which summarized financial information is presented below (dollars in thousands):

	June 30, 2022 (Unaudited)	September 30, 2021 (Unaudited)
Balance Sheet
Total Assets	$41,107	$2,500
Total Liabilities	540	-

	For the Three Months Ended June 30,	For the Nine Months Ended June 30,
	2022	2022
	(Unaudited)	(Unaudited)
Income Statement
Total Income	$1,088	$2,279
Total Expenses	118	261
Net Income	970	2,018

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2022

(Unaudited)

Note 4. Fair Value Measurements (continued)

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of June 30, 2022 (dollars in thousands):

	Fair Value Hierarchy as of June 30, 2022
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$16,165	$58,556	$74,721
Senior Secured Second Lien Term Loans	-	-	2,601	2,601
Senior Secured Notes	-	11,296	-	11,296
Equity/Warrants	29,221	4,222	60,722	94,165
Total	$29,221	$31,683	$121,879	$182,783

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

June 30, 2022

(Unaudited)

Note 4. Fair Value Measurements (continued)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended June 30, 2022 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Secured Debt		Unsecured Debt	Equities/ Warrants		Total
Balance as of September 30, 2021	$61,934	$2,490	$2,500		$-	$48,889		$115,813
Purchases and other adjustments to cost	44,145	-	-		-	55,437		99,582
Sales	(47,936)	-	-		(1,280)	(47,207)		(96,423)
Net realized gains/(losses) from investments	(21,737)	-	-		(99)	36,601		14,765
Net unrealized gains/(losses)	27,398	111	(2,500	)(1)	1,379	(32,998	)(1)	(6,610)
Transfer in/(out)	(5,248)	-	-		-	-		(5,248)
Balance as of June 30, 2022	$58,556	$2,601	$-		$-	$60,722		$121,879

(1)	FlexFIN, LLC was reclassed as an Equity from Secured Debt during the quarter ended December 31, 2021.

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

Net change in unrealized gain (loss) for Level 3 investments for the nine months ended June 30, 2022 and 2021 included in earnings related to investments still held as of June 30, 2022 and 2021 was approximately $0.6 million and $4.6 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended June 30, 2022, one of our investments transferred out of Level 3 and no investments transferred into Level 3. During the nine months ended June 30, 2021, none of our investments transferred in or out of Level 3.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2022

(Unaudited)

Note 4. Fair Value Measurements (continued)

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of June 30, 2022 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien Term Loans	$24,006	Market Approach	Market Yield	8.00% - 15.50% (10.54%)
Senior Secured First Lien Term Loans	18,280	Market Approach	EBITDA Multiple(1)	2.30x - 23.90x (10.01x)
Senior Secured First Lien Term Loans	8,348	Market Approach (Guideline Comparable)	Market Yield	5.25% - 8.00% (7.50%)
Senior Secured First Lien Term Loans	871	Market Approach	Market Spread	0.06x - 0.06x (0.06x)
Senior Secured First Lien Term Loans	7,051	Market Approach	Revenue Multiple(1)	0.25x - 0.37x (0.31x)

Senior Secured Second Lien Term Loans	2,601	Market Approach	EBITDA Multiple(1)	9.00x - 10.00x (9.50x)

Equity/Warrants	41,106	Cost Approach	Replacement Cost	N/A
Equity/Warrants	4,880	Market Approach	Market Yield	8.00% - 15.50% (12.50%)
Equity/Warrants	11,639	Market Approach	EBITDA Multiple(1) / Revenue Multiple(1)	2.30x - 23.90x (16.72x)
Equity/Warrants	3,097	Market Approach	Sum of the Parts/Estimated Proceeds	0.00x - 24.60x (23.55x)
Total	$121,879

(1)	Represents inputs used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2022

(Unaudited)

Note 4. Fair Value Measurements (continued)

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2021 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien Term Loans	$25,783	Market Approach	Market Yield	7.50% - 102.38% (32.78%)
Senior Secured First Lien Term Loans	15,639	Market Approach	Arms Length Transaction	N/A
Senior Secured First Lien Term Loans	7,567	Market Approach (Guideline Comparable)	Market Yield	5.00% - 8.00% (5.55%)
Senior Secured First Lien Term Loans	4,539	Market Approach	EBITDA Multiple(1)	4.50x - 5.50x (5.00x)
Senior Secured First Lien Term Loans	3,579	Enterprise Value Analysis	Revenue Multiple(1)	0.40x - 0.50x (0.45x)
Senior Secured First Lien Term Loans	2,577	Market Approach	Capitalization Rate	4.50% - 5.50% (5.00%)
			Estimated Proceeds	$1.04 - $8.10 ($4.57)
Senior Secured First Lien Term Loans	2,250	Market Approach	Revenue Multiple(1)	0.25x - 0.40x (0.33x)

Senior Secured Second Lien Term Loans	2,490	Market Approach (Guideline Comparable)	EBITDA Multiple(1)	9.75x - 10.75x (10.25x)

Secured Debt	2,500	Cost Approach	Replacement Cost	N/A

Equity/Warrants	38,939	Market Approach	EBITDA Multiple(1)	1.25x - 12.75x (12.31x)
Equity/Warrants	4,758	Market Approach	Market Yield	10.50% - 12.00% (11.25%)
Equity/Warrants	2,956	Market Approach	Revenue Multiple(1)	0.11x - 0.40x (0.16x)
Equity/Warrants	2,236	Market Approach	Capitalization Rate	4.50% - 5.50% (5.00%)
Equity/Warrants	-	Market Approach	Estimated Proceeds	$1.04 - $8.10 ($4.57)
Total	$115,813

(1)	Represents inputs used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2022

(Unaudited)

Note 4. Fair Value Measurements (continued)

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

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks through calendar year ended 2022. The Earnout and AMI were initially recorded with an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of June 30, 2022 and September 30, 2021, the Company deemed the contingent consideration to be uncollectible.

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

As of June 30, 2022, the Company’s asset coverage was 265.8% after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

As of September 30, 2021, the Company’s asset coverage was 285.6% after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2022

(Unaudited)

Note 5. Borrowings (continued)

The Company’s outstanding debt excluding debt issuance costs as of June 30, 2022 and September 30, 2021 was as follows (dollars in thousands):

	June 30, 2022				September 30, 2021
	Aggregate Principal Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Available	Principal Amount Outstanding	Carrying Value	Fair Value
2023 Notes	$22,522	$22,522	$22,463	$22,549	$77,847	$77,847	$77,434	$79,092
2028 Notes	57,500	57,500	55,396	53,521	-	-	-	-
Total debt	$80,022	$80,022	$77,859	$76,070	$77,847	$77,847	$77,434	$79,092

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2022

(Unaudited)

Note 5. Borrowings (continued)

On November 15, 2021, the Company and U.S. Bank National Association, as trustee, entered into a Fourth Supplemental Indenture to its base Indenture, dated February 7, 2012, between the Company and the Trustee. The Fourth Supplemental Indenture relates to the Offering of the 2028 Notes.

Fair Value of Debt Obligations

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of June 30, 2022 and September 30, 2021, the Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4.

In accordance with ASU 2015-03, the debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As of June 30, 2022 and September 30, 2021, debt issuance costs related to the Notes were as follows (dollars in thousands):

	June 30, 2022			September 30, 2021
	2023 Notes	2028 Notes	Total	2023 Notes	Total
Total debt issuance costs	$3,102	$2,311	$5,413	$3,102	$3,102
Amortized debt issuance costs	3,044	207	3,251	2,689	2,689
Unamortized debt issuance costs	$58	$2,104	$2,162	$413	$413

For the three and nine months ended June 30, 2022 and 2021, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the Three Months Ended June 30		For the Nine Months Ended June 30
	2022	2021	2022	2021
2021 Notes Interest	$-	$-	$-	$668
2023 Notes Interest	344	1,192	1,404	3,577
2028 Notes Interest	755	-	2,241	-
Amortization of debt issuance costs	103	69	265	294
Total	$1,202	$1,261	$3,910	$4,539
Weighted average stated interest rate	6.0%	2.2%	6.0%	7.2%
Weighted average outstanding balance	$80,022	$77,847	$87,236	$84,649

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2022

(Unaudited)

Note 6. Agreements (continued)

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2022

(Unaudited)

Note 6. Agreements (continued)

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

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to the administration agreement, MCC Advisors furnished us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimbursed MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. From time to time, our administrator was able to pay amounts owed by us to third-party service providers and we would subsequently reimburse our administrator for such amounts paid on our behalf. In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services (“U.S. Bancorp”). The administration agreement with MCC Advisors terminated by its terms on December 31, 2020. Effective January 1, 2021, US Bancorp serves as custodian and provides us with fund accounting and financial reporting services pursuant to the Fund Accounting Servicing Agreement and Administration Servicing Agreement. For the three and nine months ended June 30, 2022, we incurred $0.1 million and $0.2 million in administrator expenses, respectively. For the three and nine months ended June 30, 2021, we recorded $0.1 million and $0.5 million in administrator expenses, respectively.

As of June 30, 2022 and September 30, 2021, $0.1 million and $0.1 million, respectively, were included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2022

(Unaudited)

Note 6. Agreements (continued)

2022 Long-Term Cash Incentive Plan

On May 9, 2022, the board of directors of the Company adopted the PhenixFIN 2022 Long-Term Cash Incentive Plan (the “CIP”) pursuant to the recommendation by the Compensation Committee of the board of directors. The CIP provides for performance-based cash awards to key employees of the Company, as approved by the Compensation Committee, based on the achievement of pre-established financial goals for the approved performance period. The performance goals may be expressed as one or a combination of net asset value of the Company, net asset value per share of the Company’s common stock, changes in the market price of shares of the Company’s common stock, individual performance metrics and/or such other goals and objectives the Committee considers relevant in connection with accomplishing the purposes of the CIP. A form of Award Agreement to be used under the CIP was also approved.

In connection with the approval of the CIP, the Compensation Committee approved awards for the executive officers named in the table below for the three year performance period commencing on January 1, 2022 and ending on December 31, 2024. Each participant is eligible to receive an amount of cash equal to 0%-200% of the target award set forth in the table below (“Target Performance Award”), based on the achievement of net asset value (“NAV”) and NAV per share goals (weighted at 30% and 70%, respectively) as of the end of the performance period (the “Performance Goals”). Performance is applied separately for each Performance Goal. No payment is made with respect to a Performance Goal if a threshold level of performance is not achieved. Each Performance Goal is subject to (i) a threshold level of performance at which 50% of the Target Performance Award attributable to that Performance Goal may be paid and below which no payment is made pursuant to an Award, (ii) a target level of performance at which 100% of the Target Performance Award attributable to that Performance Goal may be paid and (iii) a maximum level of performance, at which 200% of the Target Performance Award attributable to that Performance Goal may be paid, in each case subject to such other terms and conditions of an Award. Between threshold, target and maximum performance levels for each Performance Goal, the portion of that Award attributed to the Performance Goal shall be interpolated in a linear progression.

The Target Performance Award for each executive officer is set forth in the table below:

Name and Title	Dollar Value of Target Award
David Lorber, Chairman of the Board and Chief Executive Officer	$890,000
Ellida McMillan, Chief Financial Officer	380,000

Note 7. Related Party Transactions

Due to Affiliate

Due to affiliate consists of certain general and administrative expenses paid by an affiliate on behalf of the Company.

Due from Affiliate

Due from affiliate consists of certain legal expenses paid by the Company on behalf of an affiliate.

Note 8. Commitments

Insurance Reimbursements Related to Professional Fees

The Company has received insurance proceeds under its insurance policy primarily relating to the legal expenses associated with the dismissed stockholder class action, captioned as FrontFour Capital Group LLC, et al. v Brook Taube et al. During the three and nine months ended June 30, 2022 the Company did not receive any insurance proceeds. During the three and nine months ended June 30, 2021, the Company received $1.0 million and $2.1 million, respectively, of insurance proceeds. The reimbursements have been recorded as an offset or reduction in professional fees and expenses on the Consolidated Statements of Operations.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2022

(Unaudited)

Note 8. Commitments (continued)

Unfunded commitments

As of June 30, 2022 and September 30, 2021, we had commitments under loan and financing agreements to fund up to $6.4 million to six portfolio companies and $4.9 million to six portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2022 and September 30, 2021 is shown in the table below (dollars in thousands):

	June 30, 2022	September 30, 2021
SS Acquisition, LLC (dba Soccer Shots Franchising) - Senior Secured First Lien Delayed Draw Term Loan	$4,000	$-
Kemmerer Operations, LLC - Senior Secured First Lien Delayed Draw Term Loan	908	908
1888 Industrial Services, LLC - Revolving Credit Facility	540	1,078
Secure Acquisition Inc. (dba Paragon Films) - Senior Secured First Lien Delayed Draw Term Loan	517	-
NVTN LLC - Senior Secured First Lien Delayed Draw Term Loan	220	220
Black Angus Steakhouses, LLC Senior Secured First Lien Super Priority Delayed Draw Term Loan	167	167
Redwood Services Group, LLC - Revolving Credit Facility	-	1,575
Alpine SG, LLC - Revolving Credit Facility	-	1,000
Total unfunded commitments	$6,352	$4,948

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

As of June 30, 2022, the asset related to the operating lease was $0.5 million and is included in the Other assets balance on the Consolidated Balance Sheet. The lease liability was $0.6 million and is included in the Other liabilities balance on the Consolidated Balance Sheet. As of June 30, 2022, the remaining lease term was five years and the implied borrowing rate was 5.25%.

The following table shows future minimum payments under PhenixFIN’s operating lease as of June 30, 2022:

For the Years Ended September 30,	Amount
2022	$36,000
2023	147,960
2024	152,399
2025	156,971
2026	161,680
Thereafter	27,417
682,427
Difference between undiscounted and discounted cash flows	(76,045)
$606,382

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2022

(Unaudited)

Note 9. Fee Income

Fee income consists of origination/closing fees, amendment fees, prepayment penalty and other miscellaneous fees which are non-recurring in nature as well as administrative agent fees, which are recurring in nature. The following tables summarizes the Company’s fee income for the three and nine months ended June 30, 2022 and 2021 (dollars in thousands):

	For the Three Months Ended June 30		For the Nine Months Ended June 30
	2022	2021	2022	2021
Administrative agent fee	$-	$54	$94	$381
Prepayment fee	26	-	235	-
Amendment fee	-	5	4	94
Other fees	39	12	87	175
Fee income	$65	$71	$420	$650

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

No board service compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and nine months ended June 30, 2022, we accrued $0.2 million and $0.5 million for directors’ fees expense, respectively. For the three and nine months ended June 30, 2021, we accrued $0.2 million and $0.9 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of June 30, 2022.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three and nine months ended June 30, 2022 and 2021 (dollars in thousands, except share and per share amounts):

	For the Three Months Ended June 30		For the Nine Months Ended June 30
	2022	2021	2022	2021
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(9,229)	$6,969	$(1,454)	$8,318
Weighted average shares of common stock outstanding - basic and diluted	2,202,115	2,683,093	2,372,849	2,707,794
Earnings (loss) per share of common stock - basic and diluted	$(4.19)	$2.60	$(0.61)	$3.07

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2022

(Unaudited)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended June 30, 2022 and 2021:

	For the Nine Months Ended June 30
	2022	2021
Per share data
Net Asset Value per share at Beginning of Period	$57.08	$55.30

Results of Operations:
Net Investment Income/(Loss)(1)	0.66	6.44
Net Realized Gain/(Loss) on Investments	6.53	(17.17)
Net Unrealized Gain/(Loss) on Investments	(7.68)	13.85
Net loss on extinguishment of debt	(0.12)	(0.05)
Net Increase (Decrease) in Net Assets Resulting from Operations	(0.61)	3.07

Capital Share Transactions
Distributions declared	(0.11)	-
Repurchase of common stock under stock repurchase program	2.38	0.12
Net Increase (Decrease) Resulting from Capital Share Transactions	2.27	0.12
Net Asset Value per share at End of Period	$58.74	$58.49

Net Assets at End of Period	$129,080,980	$156,678,576
Shares Outstanding at End of Period	2,197,418	2,678,921

Per share market value at end of period	$36.48	$40.80
Total return based on market value(2)	104.60%	128.83%
Total return based on net asset value(3)	(14.30)%	4.02%
Portfolio turnover rate(4)	80.03%	21.93%

Ratios:
Ratio of net investment/(loss) income to average net assets after waivers, discounts and reimbursements(4)	1.49%	15.41%
Ratio of total expenses to average net assets after waivers, discounts and reimbursements(4)	8.48%	9.31%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(4)(8)	8.48%	9.31%
Percentage of non-recurring fee income(4)(5)	4.02%	2.33%
Average debt outstanding(6)	$87,235,771	$84,649,449
Average debt outstanding per common share	$36.76	$31.26
Asset coverage ratio per unit(7)	$2,658	$3,025
Total Debt Outstanding(8)
2023 Notes	$22,521,800	$77,364,454
2028 Notes	$57,500,000	$-

Average market value per unit:
2023 Notes	$25.35	$24.80
2028 Notes	$24.67	$-

(1)	Net investment income/(loss) excluding management and incentive fee waivers, discounts and reimbursements based on total weighted average common stock outstanding equals $0.66 and $6.44 per share for the nine months ended June 30, 2022 and 2021 respectively.

(2)	Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.

(3)	Total return is historical and assumes changes in NAV, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.

(4)	Ratios are annualized during interim periods.

(5)	Represents the impact of the non-recurring fees as a percentage of total investment income.

(6)	Based on daily weighted average carrying value of debt outstanding during the period.

(7)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

As of June 30, 2022, the Company’s asset coverage was 265.8% after giving effect to leverage and therefore the Company’s asset coverage was above 200%, the minimum asset coverage requirement under the 1940 Act.

(8)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

June 30, 2022

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

The Company did not make any distribution payments during the nine months ended June 30, 2022 and 2021. A special dividend was declared in the amount of $265,798 on June 24, 2022 payable on July 13, 2022 to Stockholders of record on July 5, 2022.

Note 14. Share Transactions

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program.

On February 9, 2022, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $15 million to $25 million.

The following table sets forth the number of shares of common stock repurchased by the Company at a weighted average price of $40.08 per share under its share repurchase program from February 10, 2021 through June 30, 2022:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
February 2021	13,082	$30.25 - $30.96	$397,384
March 2021	12,241	$30.25 - $34.42	393,938
April 2021	14,390	$33.11 - $34.89	491,469
May 2021	25,075	$34.56 - $39.93	976,440
August 2021	141,700	$41.03 - $42.28	5,944,213
January 2022	7,312	$39.07 - $40.88	293,756
February 2022	170,589	$39.53 - $41.00	6,908,864
March 2022	132,054	$39.24 - $40.57	5,306,885
April 2022	2,942	$39.07 - $41.00	117,758
May 2022	3,391	$37.70 - $39.78	131,338
June 2022	3,515	$37.28 - $39.19	135,063
Total	526,291		$21,097,108

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items disclosed herein, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the nine months ended June 30, 2022.

Under the share repurchase program, the Company repurchased an aggregate of 800 shares of common stock through August 5, 2022 with a total cost of $29,397, of which 100 shares with a total cost of $3,533 had not settled as of August 9, 2022.

The Company has retained SS&C Technologies, Inc. (“SS&C”) to serve as our administrator and provide us with fund accounting and financial reporting services pursuant to the Services Agreement effective August 9, 2022. In this connection, the current Fund Accounting Servicing Agreement and Administration Servicing Agreement with U.S. Bancorp will be terminated.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes in the value of our assets;

●	the impact of increased competition;

●	the impact of future acquisitions and divestitures;

●	our business prospects and the prospects of our portfolio companies;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us;

●	our contractual arrangements and relationships with third parties and any changes thereto;

●	any future financings by us;

●	fluctuations in foreign currency exchange rates;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to locate suitable investments for us and to monitor and administer our investments;

●	our ability to attract and retain highly talented professionals;

●	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

●	the unfavorable resolution of legal proceedings;

●	uncertainties associated with the impact from the COVID-19 pandemic and any variants thereof: including its impact on the global and U.S. capital markets and the global and U.S. economy; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the operational and financial performance of our portfolio companies, including our and their ability to achieve their respective objectives; and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business; and

●	risks and uncertainties relating to the possibility that the Company may explore strategic alternatives, including, but are not limited to: the timing, benefits and outcome of any exploration of strategic alternatives by the Company; potential disruptions in the Company’s business and stock price as a result of our exploration of any strategic alternatives; the ability to realize anticipated efficiencies, or strategic or financial benefits; potential transaction costs and risks; and the risk that any exploration of strategic alternatives may have an adverse effect on our existing business arrangements or relationships, including our ability to retain or hire key personnel. There is no assurance that any exploration of strategic alternatives will result in a transaction or other strategic change or outcome.

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

We have evaluated subsequent events from June 30, 2022 through the filing date of this quarterly report on Form 10-Q. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period ended June 30, 2022, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of June 30, 2022, the Company valued its portfolio investments in conformity with U.S. generally accepted accounting principles (“GAAP”) based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic may have caused during the months following our most recent valuation (as of June 30, 2022), any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The longer-term impact of COVID-19 on the operations and the performance of the Company (including certain portfolio companies) is difficult to predict, but may also be adverse. The longer-term potential impact on such operations and performance could depend to a large extent on future developments and actions taken by authorities and other entities to contain COVID-19 and its economic impact. The impacts, as well as the uncertainty over impacts to come, of COVID-19 (including any variants thereof) have adversely affected the performance of the Company and may continue to do so in the future. Further, the potential exists for additional variants of COVID-19 to impede the global economic recovery and exacerbate geographic differences in the spread of, and response to, COVID-19.

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

Portfolio and Investment Activity

As of June 30, 2022 and September 30, 2021, our portfolio had a fair market value of approximately $182.8 million and $151.6 million, respectively.

During the nine months ended June 30, 2022, we received proceeds from sale and settlements of investments of $104.5 million including principal and dividend proceeds, net realized gains (losses) on investments of $(15.5) million, and invested $137.6 million. Since internalization on January 1, 2021, proceeds from the monetization of investments have totaled $142.0 million while $175.9 million of capital has been deployed.

During the nine months ended June 30, 2021, we received proceeds from sale and settlements of investments of $87.8 million, including principal and dividend proceeds, realized net losses on investments of $46.5 million, and invested $31.0 million, of which $8.6 million was invested during the quarter ended June 30, 2021 in seven new portfolio companies and one new security in an existing portfolio company.

The following table summarizes the amortized cost and the fair value of our average portfolio company:

	June 30, 2022		September 30, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$3,836	$3,515	$3,100	$2,263
Largest portfolio company	41,107	41,107	19,469	26,863

The following table summarizes the amortized cost and the fair value of investments as of June 30, 2022 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$122,647	47.7%	$74,721	40.9%
Senior Secured Second Lien Term Loans	2,602	1.0	2,601	1.4
Senior Secured Notes	12,230	4.8	11,296	6.2
Unsecured Debt	182	0.1	-	-
Equity/Warrants	119,355	46.4	94,165	51.5
Total Investments	$257,016	100.0%	$182,783	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2021 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$136,740	65.7%	$61,934	40.9%
Senior Secured Second Lien Term Loans	2,600	1.3	2,490	1.6
Senior Secured Notes	9,306	4.5	9,270	6.1
Secured Debt	2,500	1.2	2,500	1.6
Unsecured Debt	1,561	0.8	-	-
Equity/Warrants	54,961	26.5	75,446	49.8
Total Investments	$207,668	100.0%	$151,640	100.0%

As of June 30, 2022, our income-bearing investment portfolio based upon cost represented 63.2% of our total portfolio of which 75.7% bore interest based on floating rates, such as the London Interbank Offering Rate (“LIBOR”), while 24.3% bore interest at fixed rates. As of June 30, 2022, the Company had a weighted average yield to maturity of 9.09% on debt investments. This yield does not represent the total return to our stockholders.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2022 and September 30, 2021 (dollars in thousands):

	June 30, 2022		September 30, 2021
	Fair Value	Percentage	Fair Value	Percentage
1	$-	0.0%	$-	0.0%
2	152,469	83.3	121,508	80.1
3	13,275	7.3	13,416	8.8
4	3,963	2.2	9,925	6.6
5	13,076	7.2	6,791	4.5
Total	$182,783	100.0%	$151,640	100.0%

Results of Operations

Operating results for three and nine months ended June 30, 2022 and 2021 are as follows (dollars in thousands):

	For the Three Months Ended June 30		For the Nine Months Ended June 30
	2022	2021	2022	2021
Total investment income	$3,659	$8,684	$10,449	$27,939
Less: Total expenses	3,451	3,254	8,891	10,493
Net investment income/(loss)	208	5,430	1,558	17,446
Net realized gains (losses) on investments	(188)	61	15,489	(46,485)
Net change in unrealized gains (losses) on investments	(9,249)	1,478	(18,205)	37,479
Loss on extinguishment of debt	-	-	(296)	(122)
Net increase (decrease) in net assets resulting from operations	$(9,229)	$6,969	$(1,454)	$8,318

Investment Income

For the three months ended June 30, 2022, investment income totaled $3.7 million, of which $1.6 million was attributable to portfolio interest, approximately $1.9 million was attributable to dividend income, and $0.2 million was attributable to fee and other income. For the nine months ended June 30, 2022, investment income totaled $10.4 million, of which $6.2 million was attributable to portfolio interest, $3.5 million was attributable to dividend income, $0.4 million was attributable to fee income, and $0.3 million was attributable to other income. Dividend income was received from 11 investments during the nine months ended June 30, 2022.

For the three months ended June 30, 2021, investment income totaled $8.7 million, of which $8.6 million was attributable to portfolio interest and dividend income, $0.1 million was attributable to fee income. For the nine months ended June 30, 2021, investment income totaled $27.9 million, of which $27.2 million was attributable to portfolio interest and dividend income, $0.6 million was attributable to fee income, and $0.1 million was attributable to other income. Dividend income was received from six investments during the nine months ended June 30, 2021.

Operating Expenses

Operating expenses for the three and nine months ended June 30, 2022 and 2021 are as follows (dollars in thousands):

	For the Three Months Ended June 30		For the Nine Months Ended June 30
	2022	2021	2022	2021
Base management fees	$-	$-	$-	$1,146
Interest and financing expenses	1,202	1,261	3,910	4,539
General and administrative expenses	363	294	850	856
Salaries and benefits	1,038	679	1,974	1,012
Administrator expenses	59	107	210	546
Insurance expenses	155	445	470	1,404
Directors fees	164	179	540	875
Professional fees, net	470	289	937	114
Total expenses	$3,451	$3,254	$8,891	$10,492

For the three months ended June 30, 2022, total operating expenses increased by $0.2 million, or 6.1% compared to the three months ended June 30, 2021. For the nine months ended June 30, 2022, total operating expenses before base management fees decreased by $0.5 million, or 4.9% compared to the nine months ended June 30, 2021. Salaries and benefits for the three and nine months ended June 30, 2022 includes a bonus accrual.

Effective beginning January 1, 2021, the Company did not incur any management or incentive fees, nor was it subject to expense support arrangements due to its transition to an internal management structure. As a result, there were no management or incentive fee waivers or expense support reimbursements for such period.

Interest and Financing Expenses

Interest and financing expenses for the three months ended June 30, 2022 were comparable to the three months ended June 30, 2021. Interest and financing expenses for the nine months ended June 30, 2022 decreased by $0.6 million, or 13.8% compared to the nine months ended June 30, 2021. The decrease in interest and financing expenses for the nine months ended June 30, 2022 was primarily due to the partial repayment of the 2023 Notes on December 16, 2021 and the full repayment of the 2021 Notes on November 20, 2020, partially offset by an increase due to the issuance of the 2028 Notes which became effective on November 16, 2021.

Base Management Fees and Incentive Fees

No base management fees were incurred for the three months ended June 30, 2022 and 2021. Base management fees for the nine months ended June 30, 2022 decreased by $1.1 million, or 100.0%, compared to the nine months ended June 30, 2021. Since January 1, 2021, the Company no longer incurs management fees under its current internalized structure.

No incentive fees were paid for the three and nine months ended June 30, 2022 or the three and nine months ended June 30, 2021. Since January 1, 2021, the Company no longer incurs incentive fees under its current internalized structure.

Professional Fees and General and Administrative Expenses

For the three months ended June 30, 2022, professional fees of $0.5 million were comparable to the three months ended June 30, 2021 of $0.3 million. For the nine months ended June 30, 2022 and June 30, 2021, professional fees incurred were $0.9 million and $0.1 million, respectively. This increase for the nine months ended June 30, 2022 was primarily due to the insurance proceeds received in 2021 recorded as an offset in legal fees which are a component of professional fees. During the nine months ended June 30, 2002, the Company did not receive any insurance proceeds.

General and administrative expenses for the three and nine months ended June 30, 2022 of $0.4 million and $0.8 million, respectively were comparable to the three and nine months ended June 30, 2021 of $0.3 million and $0.9 million, respectively.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended June 30, 2022, we recognized $0.2 million of realized losses on our portfolio investments. The realized losses were primarily due to the sale of two investments and the repayment of three investments. During the nine months ended June 30, 2022, we recognized $15.5 million of realized gains on our portfolio investments. The realized gains were primarily due to the partial repayment of one investment and the restructuring of three investments, offset by realized losses due to the sale of two investments and the repayment of three investments.

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

During the three and nine months ended June 30, 2022, the Company recognized a net loss on extinguishment of debt of $0.0 and $0.3 million, which was due to the Company’s $55.3 million repayment of the 2023 Notes on December 16, 2021.

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

For the three months ended June 30, 2022, we had $9.2 million of net unrealized depreciation on investments. The net unrealized depreciation resulted from the reversal of previously recorded unrealized appreciation primarily due to net mark-to-market adjustments on investments.

For the nine months ended June 30, 2022, we had $18.2 million of net unrealized depreciation on investments. The net unrealized depreciation resulted from the reversal of previously recorded net unrealized appreciation on investments that were realized, partially sold, or written-off during the year and net mark-to-market adjustments on investments.

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

Provision for Deferred Taxes on Unrealized Depreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and nine months ended June 30, 2022 and 2021, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

Changes in Net Assets from Operations

For the three months ended June 30, 2022, we recorded a net decrease in net assets resulting from operations of $9.2 million compared to a net increase in net assets resulting from operations of $7.0 million for the three months ended June 30, 2021. This decrease takes into account decreased net income and net capital appreciation for the period. Based on 2,202,115 and 2,683,093 weighted average common shares outstanding for the three months ended June 30, 2022 and 2021, respectively, our per share net decrease in net assets resulting from operations was $4.19 for the three months ended June 30, 2022 compared to an increase of $2.60 for the three months ended June 30, 2021.

For the nine months ended June 30, 2022, we recorded a net decrease in net assets resulting from operations of $1.5 million compared to a net increase in net assets resulting from operations of $8.3 million for the nine months ended June 30, 2021. This decrease takes into account decreased net income and net capital appreciation for the period. Based on 2,372,849 and 2,707,794 weighted average common shares outstanding for the nine months ended June 30, 2022 and 2021, respectively, our per share net decrease in net assets resulting from operations was $0.61 for the nine months ended June 30, 2022 compared to an increase of $3.07 for the nine months ended June 30, 2021.

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

As of June 30, 2022, we had $24.4 million in cash and cash equivalents.

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

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program. On February 9, 2022, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $15 million to $25 million. Under the share repurchase program, the Company repurchased an aggregate of 526,291 shares of common stock through June 30, 2022, or 24.0% of shares outstanding as of the program’s inception, with a total cost of approximately $21.1 million. Taking into account such prior repurchases, the total remaining amount authorized under the expanded share repurchase program at June 30, 2022 was approximately $3.9 million.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2022 and September 30, 2021, we had commitments under loan and financing agreements to fund up to $6.4 million to six portfolio companies and $4.9 million to six portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2022 and September 30, 2021 is shown in the table below (dollars in thousands):

	June 30, 2022	September 30, 2021
SS Acquisition, LLC (dba Soccer Shots Franchising) - Senior Secured First Lien Delayed Draw Term Loan	$4,000	$-
Kemmerer Operations, LLC - Senior Secured First Lien Delayed Draw Term Loan	908	908
1888 Industrial Services, LLC - Revolving Credit Facility	540	1,078
Secure Acquisition Inc. (dba Paragon Films) - Senior Secured First Lien Delayed Draw Term Loan	517	-
NVTN LLC - Senior Secured First Lien Delayed Draw Term Loan	220	220
Black Angus Steakhouses, LLC Senior Secured First Lien Super Priority Delayed Draw Term Loan	167	167
Redwood Services Group, LLC - Revolving Credit Facility	-	1,575
Alpine SG, LLC - Revolving Credit Facility	-	1,000
Total unfunded commitments	$6,352	$4,948

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at June 30, 2022 (dollars in thousands):

	Payments Due by Period
	2022	2023	2024	2025	2026	Thereafter	Total
2023 Notes	$-	$22,521,800	$-	$-	$-	$-	$22,521,800
2028 Notes	-	-	-	-	-	57,500,000	57,500,000
Operating Lease Obligation (1)	36,000	147,960	152,399	156,971	161,680	27,417	682,427
Total contractual obligations	$36,000	$22,669,760	$152,399	$156,971	$161,680	$57,527,417	$80,704,227

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

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

There were no dividend distribution payments during the nine months ended June 30, 2022. A special dividend was declared in the amount of $265,798 on June 24, 2022 payable on July 13, 2022 to Stockholders of record on July 5, 2022.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At June 30, 2022, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $12.4 million, or 6.8% of the fair value of our portfolio.   At September 30, 2021, certain investments in nine portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $13.9 million, or 9.2% of the fair value of our portfolio.

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

Recent Developments

A special dividend was declared in the amount of $265,798 on June 24, 2022 payable on July 13, 2022 to Stockholders of record on July 5, 2022.

Under the share repurchase program, the Company repurchased an aggregate of 800 shares of common stock through August 5, 2022 with a total cost of $29,397, of which 100 shares with a total cost of $3,533 had not settled as of August 9, 2022.

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officer(s) as a valuation designee to determine the fair value of its investment portfolio, subject to the oversight of the board. The Board has approved policies and procedures pursuant to Rule 2a-5 and has designated Ellida McMillan, the Company’s CFO, to serve as the Board’s valuation designee, subject to the Board’s oversight, to be effective September 8, 2022.

The Company has retained SS&C Technologies, Inc. (“SS&C”) to serve as our administrator and provide us with fund accounting and financial reporting services pursuant to the Services Agreement effective August 9, 2022. In this connection, the current Fund Accounting Servicing Agreement and Administration Servicing Agreement with U.S. Bancorp will be terminated.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the nine months ended June 30, 2022, we did not engage in hedging activities.

As of June 30, 2022, 68.4% of our income-bearing investment portfolio bore interest based on floating rates based upon fair value. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR or similar reference rates are not offset by a corresponding increase in the spread over LIBOR or similar reference rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to any income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR or similar reference rates. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. The composition of our floating rate debt investments by cash interest rate LIBOR floor as of June 30, 2022 was as follows (dollars in thousands):

	June 30, 2022
LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$23,985	32.0%
1% to under 2%	47,468	63.4
2% to under 3%	-	-
No Floor	3,446	4.6
Total	$74,899	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2022, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Change in Interest Rates	Increase (Decrease) Interest Income(1)(2)	(Increase) Decrease Interest Expense	Increase (Decrease) in Net Investment Income	Increase (Decrease) in Net Investment Income per Share
	($ in thousands)
Down 100 basis points	$(942)	$-	$(942)	$(0.40)
Down 50 basis points	(471)	-	(471)	(0.20)
Down 25 basis points	(235)	-	(235)	(0.10)
Up 25 basis points	315	-	315	0.13
Up 50 basis points	645	-	645	0.27
Up 100 basis points	1,305	-	1,305	0.55
Up 200 basis points	2,624	-	2,624	1.11
Up 300 basis points	3,944	-	3,944	1.66
Up 400 basis points	5,263	-	5,263	2.22

(1)	Assumes no defaults or prepayments by portfolio companies during the three months ended June 30, 2022.

(2)	Investments are assuming the June 30, 2022 ending 3 month LIBOR of 2.29%.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on December 20, 2021, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the nine months ended June 30, 2022 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Risks Related to our Business

We may not be able to pay you distributions and our distributions may not grow over time.

When possible, we may pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. As of June 30, 2022, the Company’s asset coverage was 265.8% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

As of June 30, 2022, the Company’s asset coverage was 265.8% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act.

Risks Relating to an Investment in our Securities

The indentures under which the 2023 Notes and 2028 Notes are issued place restrictions on our and/or our subsidiaries’ activities.

The terms of the indentures under which the 2023 Notes and 2028 Notes were issued place restrictions on our and/or our subsidiaries’ ability to, among other things issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2023 Notes and 2028 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2023 Notes and 2028 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2023 Notes or 2028 Notes and  (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2023 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions and, with respect to the 2028 Notes, except as would cause our asset coverage to be below 200% as a result of such borrowings and/or issuances, whether or not we continue to be subject to the regulations of the 1940 Act. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. As of June 30, 2022, the Company’s asset coverage was 265.8% after giving effect to leverage. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase.

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

At times, the Company may have a significant portion of its assets invested in securities of companies conducting business within one or more economic sectors and/or industries, including the Services: Business, which includes our investment in an asset based lending business. Companies in the same sector or industry may be similarly affected by economic, regulatory, political or market events or conditions, which may make the Company more vulnerable to unfavorable developments in that sector or industry than companies that invest more broadly. Generally, the more broadly the Company invests, the more it spreads risk and potentially reduces the risks of loss and volatility.

The Company presently has significant exposure to the Services: Business sector (its investments in such sector comprises 31.7% of total investments at fair value as of June 30, 2022), which subjects the Company to the particular risks of such sector to a greater degree than others not similarly concentrated. Companies in this sector are subject to certain risks, including the risk of regulatory change, decreased liquidity in credit markets and unstable interest rates. Such companies may have concentrated portfolios, such as a high level of loans to one or more industries or sectors, which makes them vulnerable to economic conditions that affect such industries or sectors. Performance of such companies may be affected by competitive pressures and exposure to investments, agreements and counterparties, including credit products that, under certain circumstances, may lead to losses (e.g., subprime loans).These companies may be subject to extensive governmental regulation that may limit the amount and types of loans and other financial commitments they can make, and the interest rates and fees they may charge. In addition, profitability of such companies is largely dependent upon the availability and the cost of capital. In addition, the risks associated with investments in the real estate industry may subject the Company to risks similar to those of direct investments in real estate and the real estate industry in general. These include risks related to general and local economic conditions, possible lack of availability of financing and changes in interest rates or property values. The value of such investments may be affected by, among other factors, changes in the value of the underlying properties owned by the issuer, changes in the prospect for earnings and/or cash flow growth of the investment, defaults by borrowers or tenants, market saturation, decreases in market rates for rents, and other economic, political, or regulatory occurrences affecting the real estate industry.

The Company presently has significant exposure to an asset based lending business (its investments in such business comprise 22.5% of total investments at fair value as of June 30, 2022), which is a subset of its Services: Business sector investments. This asset based lending exposure subjects the Company to the particular risks of such business to a greater degree than others not similarly concentrated. The Company’s affiliate’s asset based lending activity within the gemstone and jewelry industry is exposed to factors that can impact price of gemstones and jewelry, including supply and demand of gemstones; political, economic, and global financial events; movement of the U.S. dollar versus other currencies; and the activity of large speculators and other participants. The gemstones and jewelry industry is exposed to the risk of loss as a result of fraud in its various forms. A significant decline in market prices of gemstones could result in reduced collateral value and losses, i.e., a lower balance of asset-based loans outstanding for the Company’s affiliate.

The interest rates of some of our loans to our portfolio companies may be priced using a spread over LIBOR, which is scheduled to be phased out.

Many financial instruments have historically used and continue to use a floating rate based on LIBOR, which is the offered rate for short-term Eurodollar deposits between major international banks. For several years, LIBOR has been the subject of national and international regulatory scrutiny. The FCA and the ICE Benchmark Administration have announced that most LIBOR settings are no longer published after December 31, 2021 and a majority of U.S. dollar LIBOR settings will cease publication after June 30, 2023. Regulators continue to emphasize the importance of LIBOR transition planning. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. While some instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. Abandonment of or modifications to LIBOR could lead to significant short-term and long-term uncertainty and market instability. In the event of changes to or cessation of LIBOR, we and our portfolio companies may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements, which may be difficult, costly and time consuming. In addition, from time to time we invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.

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

10.1	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J.1 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.2	Form of Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.3	Settlement Term Sheet, dated April 15, 2019 (Incorporated by reference to the Current Report on Form 8-K, filed on April 17, 2019).

10.4	Stipulation of Settlement, dated July 29, 2019, by and among Medley Capital Corporation, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, Medley Management Inc., MCC Advisors LLC, Medley LLC and Medley Group LLC, on the one hand, and FrontFour Capital Group LLC and FrontFour Master Fund, Ltd., on behalf of themselves and a class of similarly situated stockholders of Medley Capital Corporation, on the other hand, in connection with the action styled In re Medley Capital Corporation Stockholder Litigation, Cons. C.A. No. 2019-0100-KSJM (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.5	Governance Agreement, dated July 29, 2019, by and among, Medley Capital Corporation, on the one hand, and FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, on the other hand (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.6	Standstill Agreement, dated as of August 19, 2020, by and between the Medley Capital Corporation and Howard Amster and the other persons and entities identified therein (Incorporated by reference to the Current Report on Form 8-K filed on August 21, 2020).

10.7	Fund Accounting Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on December 11, 2020).

10.8	Administration Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on December 11, 2020).

10.9	PhenixFIN Long Term Cash Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on May 9, 2022).

10.10	Form of Award Agreement (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on May 9, 2022).

14.1	Code of Ethics & Insider Trading Policy of the Registrant (Incorporated by reference to Exhibit 99.R to the Registrant’s Registration Statement on Form N-2 (File No. 333-258913), filed on August 19, 2021.

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Quarterly Report on Form 10-Q filed on February 10, 2022).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2022
PhenixFIN Corporation

	By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer
(Principal Accounting and Financial Officer)