Form 10-K
period 2022-09-30
PhenixFIN Corp
filed 2022-12-16
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2022

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2022 was $56,942,379. The Registrant had 2,100,124 shares of common stock, $0.001 par value, outstanding as of December 16, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference in to Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2022.

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

The Company has formed and expects to continue to form certain taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. These Taxable Subsidiaries allow us to, among other things, hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements to qualify as a RIC under the Code.

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

As of September 30, 2022, the Company’s asset coverage was 255.0% after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

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

Rating Criteria We generally use an investment rating system to characterize and monitor the credit profile and our expected level of returns on each investment in our portfolio. We use a five-level numeric rating scale. The following is a description of the conditions associated with each investment rating:

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

We typically structure our debt investments as follows:

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

Human Capital Resources

As of September 30, 2022, the internalized management team consists of 3 investment professionals and 6 employees/consultants overall. This team includes our executive officers, investment and finance professionals, and administrative staff. Our senior management team consists of David Lorber, our chief executive officer, and Ellida McMillan, our chief financial officer.

In response to the COVID-19 pandemic, we have instituted a temporary hybrid work-from-home policy, pursuant to which our professional team has and continues to primarily work remotely without disruption to our operations.

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

We also entered into an administration agreement with MCC Advisors as our administrator on January 19, 2011. The administration agreement became effective upon the pricing of our initial public offering. Under the administration agreement, MCC Advisors agreed to furnish us with office facilities and equipment, provide us clerical, bookkeeping and record keeping services at such facilities and provide us with other administrative services necessary to conduct our day-to-day operations. MCC Advisors also provided on our behalf significant managerial assistance to those portfolio companies to which we are required to provide such assistance. The administration agreement expired at the close of business on December 31, 2020, in connection with the Company’s adoption of an internalized management structure. In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services (“U.S. Bancorp”). A U.S. Bancorp affiliate also served as the Company’s custodian. The Company’s administrative and custodial relationship with U.S. Bancorp terminated on August 9, 2022. SS&C Technologies, Inc. (“SS&C”) has since served as administrator of the Company and has provided us with fund accounting and financial reporting services pursuant to its Services Agreement with the Company. Effective September 12, 2022, Computershare Trust Company, N.A. (“Computershare”) serves as custodian for the Company pursuant to its Loan Administration and Custodial Agreement with the Company.

Termination of Management Agreement and Merger Agreement

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

On November 18, 2020, the Board approved the adoption of an internalized management structure effective January 1, 2021. The new management structure replaces the current Investment Management and Administration Agreements with MCC Advisors LLC, which expired on December 31, 2020. To lead the internalized management team, the Board approved the appointment of David Lorber, who has served as an independent director of the Company since April 2019, as Chief Executive Officer, and Ellida McMillan as Chief Financial Officer of the Company, each effective January 1, 2021. In connection with his appointment, Mr. Lorber stepped down from the Compensation Committee of the Board, the Nominating and Corporate Governance Committee of the Board, and the Special Committee of the Board.

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

Risks Related to our Business

●	We have determined to internalize our operating structure, including our management and investment functions, with the expectation that we will be able to operate more efficiently with lower costs, but this may not be the case.

●	As an internally managed BDC, we are dependent upon our management team and other professionals and if we are not able to hire and retain qualified personnel, we will not realize the anticipated benefits of the internalization.

●	We may suffer credit and capital losses.

●	Because we use borrowed funds to make investments or fund our business operations, we are exposed to risks typically associated with leverage which increase the risk of investing in us.

●	The lack of liquidity in our investments may adversely affect our business.

●	A substantial portion of our portfolio investments will be recorded at fair value as determined in good faith by our valuation designee under the oversight of our board of directors and, as a result, there may be uncertainty regarding the value of our portfolio investments.

●	We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

●	Our ability to enter into transactions with our affiliates will be restricted, which may limit the scope of investments available to us.

●	We will be exposed to risks associated with changes in interest rates.

●	Changes relating to the London Interbank Offering Rate (“LIBOR”) calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio.

●	Because we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

●	If our investments are not managed effectively, we may be unable to achieve our investment objective.

●	We may experience fluctuations in our periodic operating results.

●	Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

●	We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

●	We may not be able to pay you distributions and our distributions may not grow over time.

●	The highly competitive market in which we operate may limit our investment opportunities.

●	Because we expect to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms or at all.

●	Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

●	There are significant potential conflicts of interest that could affect our investment returns.

●	Our management team may, from time to time, possess material non-public information, limiting our investment discretion.

●	Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.

●	We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay distributions.

●	A failure of cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

●	Our business and operations could be negatively affected if we become subject to any securities class actions and derivative lawsuits, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

Risks Related to our Investments

●	We may not realize gains from our equity investments.

●	Our investments are very risky and highly speculative.

●	Our investments in private portfolio companies may be risky, and you could lose all or part of your investment.

●	Our portfolio companies may prepay loans, which prepayment may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.

●	We may acquire indirect interests in loans rather than direct interests, which would subject us to additional risk.

●	Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio and our ability to make follow-on investments in certain portfolio companies may be restricted.

●	Our ability to invest in public companies may be limited in certain circumstances.

●	Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

●	21.5% of the Company’s total assets (as of September 30, 2022) are invested in our affiliate’s asset-based lending business and its activities are influenced by volatility in prices of gemstones/jewelry.

●	Hedging transactions may expose us to additional risks.

●	We may invest in “unitranche” debt instruments that combine both senior and subordinated debt into one debt instrument. Unitranche debt instruments typically pay a higher rate of interest than traditional senior debt instruments, but may also pose greater risk associated with a lesser amount of asset coverage.

●	We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants.

●	The disposition of our investments may result in contingent liabilities.

●	If we invest in the securities and obligations of distressed and bankrupt issuers, we might not receive interest or other payments.

●	We may be subject to risks associated with significant investments in one or more economic sectors and/or industries, including the business services sector, which includes our investment in our affiliate’s asset-based lending business.

 Risks Related to our Operations as a BDC and a RIC

●	Regulations governing our operation as a BDC may limit our ability to, and the way in which we raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations.

●	Changes in the laws or regulations governing our business, or changes in the interpretations thereof, and any failure by us to comply with these laws or regulations, could have a material adverse effect on our business, results of operations or financial condition.

●	We cannot predict how tax reform legislation will affect the Company, our investments, or our stockholders, and any such legislation could adversely affect our business.

●	If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.

●	We will become subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or satisfy RIC distribution requirements.

Risks Relating to an Investment in our Securities

●	Investing in our securities may involve an above average degree of risk.

●	Shares of closed-end investment companies, including business development companies, may, as is currently the case with the Company, at times, trade at a discount to their net asset value (“NAV”).

●	The market price of our common stock may fluctuate significantly.

●	Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

●	Certain provisions of the Delaware General Corporation Law and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

●	The NAV per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock or securities to subscribe for or convertible into shares of our common stock.

●	Our 6.125% Notes due 2023 (the “Notes”) are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

●	The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

●	The indenture under which the Notes were issued contains limited protection for holders of the Notes.

●	The indentures under which the 2023 Notes and 2028 Notes are issued place restrictions on our and/or our subsidiaries’ activities.

●	An active trading market for the Notes may not develop or be sustained, which could limit the market price of the Notes or your ability to sell them.

●	If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

●	If we issue preferred stock, the NAV and market value of our common stock may become more volatile.

●	Holders of any preferred stock we might issue would have the right to elect members of the board of directors and class voting rights on certain matters.

General Risk Factors

●	We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations.

●	Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

●	Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

●	Further downgrades of the U.S. credit rating, automatic spending cuts, or another government shutdown could negatively impact our liquidity, financial condition and earnings.

●	Economic recessions or downturns could impair our portfolio companies and harm our operating results.

INVESTMENTS

We have built a diverse portfolio that includes senior secured first lien term loans, senior secured second lien term loans, equity, unitranche loans, senior secured first lien notes, subordinated notes, warrants and minority equity securities by investing approximately $10 million to $50 million of capital, on average, in the securities of companies.

The following table shows the portfolio composition by industry grouping at fair value as of September 30, 2022 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$52,851	27.4%
Hotel, Gaming & Leisure	31,947	16.6
Banking, Finance, Insurance & Real Estate	31,910	16.5
Services: Consumer	21,243	11.0
Construction & Building	17,724	9.2
Automotive	8,075	4.2
Consumer Discretionary	6,208	3.2
High Tech Industries	5,465	2.8
Media: Broadcasting & Subscription	4,220	2.2
Energy: Oil & Gas	4,152	2.2
Packaging	3,361	1.7
Metals & Mining	3,073	1.6
Aerospace & Defense	2,607	1.3
Retail	121	0.1
Total	$192,957	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of September 30, 2021 (dollars in thousands):

	Fair Value	Percentage
Construction & Building	$31,619	20.8%
Banking, Finance, Insurance & Real Estate	27,916	18.4
High Tech Industries	21,210	14.0
Services: Business	12,415	8.2
Automotive	11,967	7.9
Hotel, Gaming & Leisure	11,931	7.9
Manufacturing	9,270	6.1
Environmental Industries	8,100	5.3
Energy: Oil & Gas	3,579	2.4
Forest Products & Paper	3,455	2.3
Metals & Mining	3,077	2.0
Aerospace & Defense	2,490	1.6
Consumer goods: Durable	2,361	1.6
Healthcare & Pharmaceuticals	2,250	1.5
Total	$151,640	100.0%

The following table sets forth certain information as of September 30, 2022 for each portfolio company in which we had an investment. Other than these investments, our only formal relationship with our portfolio companies is the managerial assistance that we provide upon request and the board observer or participation rights we may receive in connection with our investment.

Name of Portfolio Company	Sector	Security Owned	Maturity	Interest Rate (1)	Principal Due at Maturity	Fair Value	% of Net Assets
1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan A	5/1/2023	6.00%	$9,946,741	$-	0.0%
1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan C	5/1/2023	6.00%	1,231,932	-	0.0%
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility	5/1/2023	6.00%	4,416,555	4,151,562	3.4%
1888 Industrial Services, LLC	Energy: Oil & Gas	Equity			21,562	-	0.0%
Altisource S.A.R.L.	Services: Business	Senior Secured First Lien Term Loan B	4/3/2024	5.00%	6,486,419	5,448,591	4.5%
Be Green Packaging, LLC	Containers, Packaging & Glass	Equity			1	-	0.0%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan	1/31/2024	10.00%	8,412,596	1,547,918	1.3%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Super Priority DDTL	1/31/2024	10.00%	1,500,000	1,500,000	1.2%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan	1/31/2024	10.00%	758,929	758,929	0.6%
Boostability Seotowncenter, Inc.	Services: Business	Equity			833,152	-	0.0%
Chimera Investment Corp.	Banking, Finance, Insurance & Real Estate	Preferred Equity			117,310	1,915,672	1.6%
Copper Property CTL Pass Through Trust	Banking, Finance, Insurance & Real Estate	Equity			437,795	5,877,398	4.9%
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan	7/28/2025	8.25%	2,607,062	2,607,062	2.2%
DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan	11/13/2025	7.25%	4,862,500	4,765,250	3.9%
DataOnline Corp.	High Tech Industries	Revolving Credit Facility	11/13/2025	7.25%	714,286	700,000	0.6%
DirecTV Financing, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan	8/2/2027	5.75%	4,550,000	4,220,000	3.5%
Dream Finders Homes, LLC	Construction & Building	Preferred Equity		8.00%	5,309,341	4,950,961	4.1%
First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan	3/30/2027	6.00%	3,959,799	3,930,101	3.3%
FlexFin LLC	Services: Business	Equity Interest			47,136,146	47,136,146	39.0%
Footprint Acquisition, LLC	Services: Business	Equity			150	-	0.0%
Franklin BSP Realty Trust, Inc.	Banking, Finance, Insurance & Real Estate	Equity			529,914	5,707,174	4.7%
Global Accessories Group, LLC	Consumer goods: Non-durable	Equity			380	-	0.0%
Great AJAX Corp.	Banking, Finance, Insurance & Real Estate	Equity			254,922	1,914,464	1.6%
Innovate Corp.	Construction & Building	Senior Secured Notes	2/1/2026		2,250,000	1,659,375	1.4%
Invesco Mortgage Capital, Inc.	Banking, Finance, Insurance & Real Estate	Preferred Equity			205,000	3,138,550	2.6%
JFL-NGS-WCS Partners, LLC	Construction & Building	Equity			10,000,000	10,248,798	8.5%
JFL-NGS-WCS Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan B	11/12/2026	6.50%	885,050	865,137	0.7%
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan	6/21/2023	15.00%	2,378,510	2,378,510	2.0%
Kemmerer Operations, LLC	Metals & Mining	Equity			7	694,702	0.6%
Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants			5,000,000	-	0.0%
Lucky Bucks, LLC	Consumer Discretionary	Senior Secured First Lien Term Loan	7/30/2027	6.25%	7,218,750	6,208,125	5.1%
Maritime Wireless Holdings LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A	2/15/2024	10.00%	5,000,000	4,900,000	4.1%
Maritime Wireless Holdings LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan B	5/31/2027	10.00%	7,500,000	7,350,000	6.1%
Maritime Wireless Holdings LLC	Hotel, Gaming & Leisure	Convertible Promissory Note			5,000,000	5,000,000	4.1%
McKissock Investment Holdings, LLC (dba Colibri)	Services: Consumer	Senior Secured First Lien Term Loan	3/10/2029	5.75%	4,974,999	4,875,500	4.0%
MFA Financial, Inc.	Banking, Finance, Insurance & Real Estate	Preferred Equity			97,426	1,722,492	1.4%
New York Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Preferred Equity			165,000	2,953,500	2.4%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan B	12/31/2024	10.25%	19,561,424	3,697,109	3.1%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan C	12/31/2024	13.00%	13,199,860	-	0.0%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan	12/31/2024	5.00%	7,309,885	7,192,927	6.0%
NVTN LLC	Hotel, Gaming & Leisure	Equity			9,551,135	-	0.0%
PennyMac Financial Services, Inc.	Banking, Finance, Insurance & Real Estate	Equity			81,500	3,496,350	2.9%
Point.360	Services: Business	Senior Secured First Lien Term Loan	7/8/2020	6.00%	2,777,366	-	0.0%
Power Stop LLC	Automotive	Senior Secured First Lien Term Loan	1/26/2029	5.25%	4,975,000	4,029,750	3.3%
Rithm Capital Corp.	Banking, Finance, Insurance & Real Estate	Preferred Equity			206,684	3,902,194	3.2%
Secure Acquisition Inc. (dba Paragon Films)	Packaging	Senior Secured First Lien Term Loan	12/16/2028	5.50%	3,465,345	3,361,385	2.8%
Secure Acquisition Inc. (dba Paragon Films)	Packaging	Senior Secured First Lien Delayed Draw Term Loan	12/16/2028	5.50%	-	-	0.0%
Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt	8/1/2023	9.00%	191,250	-	0.0%
SMART Financial Operations, LLC	Retail	Preferred Equity			700,000	120,793	0.1%
SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Term Loan	12/30/2026	7.50%	6,666,667	6,591,667	5.5%
Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity			338,736	265,269	0.2%
Staples, Inc.	Services: Consumer	First Lien Term Loan	9/12/2024	4.50%	3,730,720	3,488,223	2.9%
Thryv Holdings, Inc.	Services: Consumer	Senior Secured First Lien Term Loan B	3/1/2026	9.50%	6,515,633	6,287,583	5.2%
US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Preferred Equity			33,300	1,282,571	1.1%
Velocity Pooling Vehicle, LLC	Automotive	Equity			5,441	52,342	0.0%
Velocity Pooling Vehicle, LLC	Automotive	Warrants	3/30/2028		6,506	62,569	0.1%
Walker Edison Furniture Company LLC	Consumer goods: Durable	Equity			13,044	-	0.0%
Watermill-QMC Midco, Inc.	Automotive	Equity			518,283	-	0.0%
Wingman Holdings, Inc.	Aerospace & Defense	Equity			350	-	0.0%

(1)	All interest is payable in cash and/or PIK, and all LIBOR represents 1 Month LIBOR and 3 Month LIBOR unless otherwise indicated. For each debt investment, we have provided the current interest rate as of September 30, 2022.

As of September 30, 2022, our income-bearing investment portfolio, which represented 62.0% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 4.9%, and 81.9% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR or the Secured Overnight Financing Rate (“SOFR”), while 18.1% of our income-bearing investment portfolio bore interest at fixed rates. As of September 30, 2021, our income-bearing investment portfolio, which represented 86.6% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 6.75%, and 74.6% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, while 25.4% of our income-bearing investment portfolio bore interest at fixed rates. The weighted average yield of our total portfolio does not represent the total return to our stockholders. The weighted average yield on income producing investments is computed based upon a combination of the cash flows to date and the contractual interest payments, principal amortization and fee notes due at maturity without giving effect to closing fees received, base management fees, incentive fees or general fund related expenses. For each floating rate loan, the projected fixed-rate equivalent coupon rate used to forecast the interest cash flows was calculated by adding the interest rate spread specified in the relevant loan document to the fixed-rate equivalent floating rate, duration-matched to the specific loan, adjusted by the floating rate floor and/or cap in place on that loan.

Overview of Portfolio Companies

Set forth below is a brief description of the business of our portfolio companies as of September 30, 2022:

Portfolio Company	Brief Description of Portfolio Company

1888 Industrial Services, LLC	1888 Industrial Services, LLC (“1888”) provides field support services to oil and gas independent producers, drilling companies and midstream companies in the Denver-Julesburg Basin and Permian Basin. 1888 builds, repairs, modifies and maintains oil and gas production equipment, sites, wells and pipelines.

Altisource S.A.R.L.	Altisource operates as an integrated service provider and marketplace for the real estate and mortgage industries. It provides property preservation and inspection services, payment management technologies, and a vendor management oversight software-as-a-service (“SaaS”) platform.

Be Green Packaging, LLC	Be Green Packaging, LLC, founded in 2007 and headquartered in Thousand Oaks, CA, designs and manufactures sustainable, tree-free, molded fiber products and packaging for the food service and consumer packaged goods end markets.

Black Angus Steakhouses, LLC	Black Angus Steakhouses, LLC, founded in 1964 and headquartered in Los Altos, CA, operates restaurants across six states including California, Arizona, Alaska, New Mexico, Washington, and Hawaii.

Boostability Seotowncenter, Inc.	Seotowncenter, Inc. is a tech-enabled business services company that delivers white label search engine optimization and local search and digital campaign fulfillment to the small and midsize business market.

Chimera Investment Corp.	Chimera Investment Corp. is an internally managed REIT that is primarily engaged in the business of investing in a diversified portfolio of mortgage assets, including residential mortgage loans, Agency residential mortgage-backed securities (“RMBS”), Non-Agency RMBS, Agency commercial mortgage-backed securities (“CMBS”), and other real estate-related assets.

Copper Property CTL Pass Through Trust	Copper Property CTL Pass Through Trust was established to acquire 160 retail properties and 6 warehouse distribution centers (the “Properties”) from J.C. Penney as part of its Chapter 11 plan of reorganization. The Trust’s operations consist solely of owning, leasing and selling the Properties.

CPI International, Inc.	CPI International, Inc., headquartered in Palo Alto, CA. develops and manufactures microwave, radio frequency, power, and control products for critical communications, defense and medical applications.

DataOnline Corp.	DataOnline Corp. (“DataOnline”) is a global provider of M2M solutions specifically for the monitoring of both fixed and mobile remote industrial assets. DataOnline specializes in robust and reliable devices & sensors, remote data collection, global wireless communications & web-based applications.

DirecTV Financing, LLC	DirecTV offers digital entertainment services in the United States using satellite and IP-based technologies as well as streaming options that do not require either satellite or wired IP services. The Company’s customer base primarily consists of residential customers.

Dream Finders Homes, LLC	Dream Finders Homes, LLC (“DFH”), founded in 2009 and headquartered in Jacksonville, FL, is a residential home builder currently operating in the greater Jacksonville, Orlando, Colorado, Savannah, Austin, and Washington DC markets. DFH builds both single-family homes and townhomes.

First Brands Group, LLC	First Brands Group, LLC is an automotive aftermarket platform offering comprehensive solutions for consumable maintenance and mission-critical repair parts under a portfolio of brands.

FlexFIN, LLC	FlexFIN operates an asset-based lending business under which it enters into secured loans and secured financing structures with borrowers engaged in the gemstone/jewelry industry.

Footprint Holding Company Inc.	Footprint Acquisition, LLC is a provider of in store merchandising and logistics solutions to major retailers and consumer packaged goods manufacturers.

Franklin BSP Realty Trust, Inc.	Franklin BSP Realty Trust, Inc. is a real estate finance company that primarily originates, acquires and manages a diversified portfolio of commercial real estate debt investments secured by properties located within and outside the United States.

Global Accessories Group, LLC	Global Accessories Group, LLC, headquartered in New York City, designs, manufactures, and sells custom-themed jewelry and accessory collections. These collections are tailored to leading retailers in the specialty, department store, off-price and juniors markets.

Great AJAX Corp.	Great Ajax Corp. is a REIT that acquires, invests in, and manages a portfolio of residential mortgage and small balance commercial mortgage loans.

Innovate Corp.	Innovate is a diversified holding company that has a portfolio of subsidiaries in a variety of operating segments, infrastructure, life sciences, and broadcasting.

Invesco Mortgage Capital, Inc.	Invesco Mortgage Capital Inc. is a Maryland corporation primarily focused on investing in, financing and managing mortgage-backed securities (“MBS”) and other mortgage-related assets.

JFL-NGS-WCS Partners, LLC	JFL-NGS-WCS Partners, LLC was formed in November 2020 when NorthStar Group Services, a provider of environmental remediation and deconstruction services, merged with Waste Control Specialists, a leading provider of hazardous and radioactive waste disposal, storage, and treatment for commercial and government customers.

Kemmerer Operations, LLC	Kemmerer Operations, LLC, location in Wyoming, is a producer of high-value thermal coal and surface-mined coal.

Lighting Science Group Corporation	Lighting Science Group Corporation (“LSG”) is a light emitting diode (“LED”) lighting technology company. LSG designs, develops and markets general illumination products that exclusively use LEDs as their light source. LSG’s product portfolio includes LED-based retrofit lamps (replacement bulbs) used in existing light fixtures as well as purpose-built LED-based luminaires (light fixtures).

Lucky Bucks, LLC	Lucky Bucks, LLC owns and operates digital gaming terminals, or Coin Operated Amusement Machines, in the state Georgia.

Maritime Wireless Holdings LLC	Wireless Maritime Services LLC is a leading provider of on-board cellular communications solutions for the ocean-going cruise industry and other maritime sectors.

McKissock Investment Holdings, LLC (dba Colibri)

Colibri is a provider of career lifecycle management for mandatory professional education solutions across various end markets including Financial & Accounting Services, Real Estate, Healthcare, Valuation & Property Services and Teaching..

MFA Financial, Inc.	MFA Financial, Inc. is an internally-managed REIT primarily engaged in investing in residential mortgage assets, with a focus on residential whole loans, residential mortgage securities, and mortgage servicing rights-related assets.

New York Mortgage Trust, Inc.	NY Mortgage Trust is a REIT that acquires, invests in, finances and manages mortgage-related single-family and multi-family residential assets in the US.

NVTN LLC	NVTN LLC (d/b/a “Dick’s Last Resort”), established in 1985 and headquartered in Nashville, TN, is a “eatertainment” restaurant concept with locations throughout the US, mostly in budget friendly tourist destinations. NVTN LLC has developed an identifiable brand for its high-energy, unique themed restaurant concept that targets tourists and business travelers in high foot traffic locations.

PennyMac Financial Services, Inc.	PennyMac Financial Services, Inc. isa specialty financial services firm with a comprehensive mortgage platform and integrated business primarily focused on the production and servicing of U.S. residential mortgage loans and the management of investments related to the U.S. mortgage market.

Point.360	Point.360, headquartered in Los Angeles, CA is a full-service content management company with several facilities strategically located throughout Los Angeles supporting all aspects of postproduction.

Power Stop LLC

Power Stop LLC manufactures and distributes braking systems for cars, trucks, SUVs, performance vehicles, and severe duty trucks and tows. The Company offers brake kits, caliper kits, brake pads, brake rotors, calipers, brake shoes, and pad wear sensors. It provides products through a network of distributors in Europe, North America, South America, the Middle East, and Africa; and online retailers.

Rithm Capital Corp.	Rithm Capital Corp. (“RITM”) is a vertically integrated investment management and mortgage platform externally managed by Fortress Investment Group. RITM’s investments focus on servicing and origination, residential securities and loans, and consumer loans.

Secure Acquisition Inc. (dba Paragon Films)	Paragon Films, Inc. manufactures and supplies stretch film products to customers in various industries in the United States, Canada, Mexico, South America, and internationally.

Sendero Drilling Company, LLC	Sendero Drilling Company, LLC is a land drilling contractor headquartered in San Angelo, TX.

SS Acquisition, LLC (dba Soccer Shots Franchising)	Soccer Shots Franchising is a franchised-based system operating in the U.S. and Canada that provides children’s enrichment programs with a unique emphasis on social, cognitive, and linguistic skill through soccer.

SMART Financial Operations, LLC	SMART Financial Operations, LLC, headquartered in Orlando, FL, is a specialty retail platform initially comprised of three distinct retail pawn store chains and a pawn industry consulting firm.

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Stancor, founded in 1985 and based out of Monroe, CT, is a designer and manufacturer of electric submersible pumps, control, accessories, and parts.

Staples, Inc.	Staples is a B2B distributor of office supplies in North America and provider of e-commerce via Staples.com.

Thryv Holdings, Inc.	Thryv Holdings, Inc. is a provider of print and digital marketing solutions to small and medium sized businesses and SaaS end-to-end customer experience tools.

US Multifamily, LLC	US Multifamily, LLC (“US Multifamily”) is a real estate platform focused on distressed multifamily assets primarily located in the Southeastern United States.

Velocity Pooling Vehicle, LLC	Velocity Pooling Vehicle, LLC, headquartered in Coppell, TX, is a manufacturer, distributor and retailer of branded aftermarket products for the powersports industry. The Company’s brands include Vance & Hines, Kuryakyn, Mustang, Performance Machine, and others.

Walker Edison Furniture Company LLC	Walker Edison Furniture Company LLC (“Walker Edison”) is an e-commerce furniture platform exclusively selling through the websites of top online retailers. Walker Edison operates a data-driven business model to sell a variety of home furnishings in the discount category including TV stands, bedroom furniture, chairs & tables, desks and other.

Watermill-QMC Midco, Inc.	Watermill-QMC Midco, Inc. (d/b/a Quality Metalcraft, Inc.), founded in 1964 and headquartered in Livonia, MI, is a provider of complex assemblies for specialty automotive production, prototype and factory assist applications.

Wingman Holdings, Inc.	Wingman Holdings, Inc. (f/k/a Crow Precision Components, LLC) is a Fort Worth, TX based forger of aluminum and steel used for mission critical aircraft components, among other end markets.

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

On November 18, 2020, the Board approved the adoption of an internalized management structure effective January 1, 2021. The new management structure replaces the current Investment Management and Administration Agreements with MCC Advisors LLC, which expired on December 31, 2020. To lead the internalized management team, the Board approved the appointment of David Lorber, who had served as an independent director of the Company since April 2019, as Chief Executive Officer, and Ellida McMillan as Chief Financial Officer of the Company, each effective January 1, 2021. In connection with his appointment, Mr. Lorber stepped down from the Compensation Committee of the Board, the Nominating and Corporate Governance Committee of the Board, and the Special Committee of the Board.

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

Payment of Our Expenses

Since January 1, 2021, we are internally managed and do not pay any external investment advisory fees, but instead directly incur the operating costs associated with employing professionals and staff. We bear all costs and expenses of our operations and transactions, including, but not limited to those related to:

●	our organization and continued corporate existence;

●	calculating our net asset value (“NAV”) (including the cost and expenses of any independent valuation firms);

●	expenses, including travel expense, incurred by our professionals or payable to third parties performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

●	interest payable on debt incurred to finance our investments;

●	the costs of all offerings of common shares and other securities;

●	operating costs associated with employing investment professionals and other staff;

●	distributions on our shares;

●	administration fees payable under our administration agreement;

●	custodial fees related to our assets

●	amounts payable to third parties relating to, or associated with, making investments;

●	transfer agent and custodial fees;

●	all registration and listing fees;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents with the SEC or other regulators;

●	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

●	our fidelity bond;

●	the operating lease of our office space;

●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	indemnification payments; and

●	direct costs and expenses of administration, including audit and legal costs.

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

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to the administration agreement, MCC Advisors furnished us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimbursed MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. From time to time, our administrator was able to pay amounts owed by us to third-party service providers and we would subsequently reimburse our administrator for such amounts paid on our behalf. In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services (“U.S. Bancorp”). A U.S. Bancorp affiliate also served as the Company’s custodian. The Company’s administrative and custodial relationship with U.S. Bancorp terminated on August 9, 2022. SS&C Technologies, Inc. (“SS&C”) has since served as administrator of the Company and has provided us with fund accounting and financial reporting services pursuant to its Services Agreement with the Company. Effective September 12, 2022, Computershare Trust Company, N.A. (“Computershare”) serves as custodian for the Company pursuant to its Loan Administration and Custodial Agreement with the Company. For the years ended September 30, 2022, 2021, and 2020, we incurred $0.3 million, $0.6 million, and $2.2 million in administrator expenses, respectively.

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

To lead the internalized management team, the board appointed David Lorber, who has served as an independent director of the Company since April 2019, as Chief Executive Officer and Ellida McMillan, who previously served as Chief Financial Officer and Chief Operating Officer of Alcentra Capital Corporation, a NASDAQ-traded BDC, from April 2017 until it merged into Crescent Capital BDC, Inc. in February 2020, as Chief Financial Officer of the Company, each effective January 1, 2021. Mr. Lorber is paid an annual base salary of $425,000, and Ms. McMillan is paid an annual base salary of $300,000, and each is eligible for one or more discretionary cash bonuses.

The internalized management team is responsible for the day-to-day management and operations of the Company, under the oversight of the board. The internalized management team presently consists of 4 investment professionals and 7 employees/consultants overall. The Company retained Alaric Compliance Services, LLC, whose officer serves as the Company’s Chief Compliance Officer. As discussed above, the Company has also entered into a services agreement on customary terms with SS&C, which serves as the Company’s administrator, as well as a loan administration and custodial agreement on customary terms with Computershare, who serves as our primary custodian.

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

Proxy Policies

Our proxy voting decisions are made by our investment professionals, who review on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by the Company. Although the Company generally votes against proposals that may have a negative impact on our portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so. We generally do not believe it is necessary to engage the services of an independent third party to assist in issue analysis and vote recommendation for proxy proposals. Under certain circumstances and when deemed in the best interests of shareholders, the Company may, in the discretion of its officers, refrain from exercising its proxy voting right for a particular decision.

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

We will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if we do not distribute at least the sum of 98% of our ordinary income in any calendar year, 98.2% of our capital gain net income for each one-year period ending on October 31 of such year, and any income and capital gain net income that we recognized in preceding years, but were not distributed during such years, and on which we did not pay U.S. federal income tax. Depending on the level of investment company taxable income (“ICTI”) earned in a tax year and the amount of net capital gains recognized in such tax year, we may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. In order to eliminate our liability for income tax, and to the extent necessary to maintain our qualification as a RIC, any such carryover ICTI and net capital gains must be distributed before the end of that next tax year through a dividend declared prior to the 15th day of the 9th month after the close of the taxable year in which such ICTI was generated. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions for U.S. federal excise tax purposes, we accrue U.S. federal excise tax, if any, on estimated excess taxable income as taxable income is earned.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (generally, partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that could qualify as RICs if such partnerships were domestic corporations) (the “90% Income Test”); and

●	diversify our holdings so that at the end of each quarter of the taxable year:

●	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

●	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

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

Failure to Qualify as a RIC

If we were unable to continue to qualify for treatment as a RIC, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in their shares of the RIC, and any distributions in excess of tax basis would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate level U.S. federal income tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

If we purchase shares in a “passive foreign investment company’’ (a “PFIC’’), we may be subject to U.S. federal income tax on a portion of any “excess distribution’’ or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund’’ under the Code (a “QEF’’), in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to us. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in certain PFICs; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax described above.

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

COVID-19 and variants thereof continue to adversely impact global commercial activity and has contributed to significant volatility in financial markets. Local, state and federal and numerous non-U.S. governmental authorities have imposed travel and hospitality restrictions and bans, business closures or limited business operations and other quarantine measures on businesses and individuals. We cannot predict the full impact of COVID-19, including the duration and the impact of the closures and restrictions described above. As a result, we are unable to predict the duration of these business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. With respect to loans to portfolio companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for PIK interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business, or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause. Portfolio companies may also be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries, to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them.

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

For example, the COVID-19 pandemic outbreak and the Russian invasion of Ukraine have led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. These events have impacted the U.S. credit markets. See “We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations” and “Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.”

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

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. The global outbreak of COVID-19 and the Russian invasion of Ukraine have disrupted economic markets, and the prolonged economic impact remains uncertain. Many manufacturers of goods have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty between the United States and other countries, including China and Russia, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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

As of September 30, 2022, the Company’s asset coverage was 255.0% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act.

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

A substantial portion of our portfolio investments will be recorded at fair value as determined in good faith by our valuation designee under the oversight of our board of directors and, as a result, there may be uncertainty regarding the value of our portfolio investments.

The debt and equity securities in which we invest for which market quotations are not readily available will be valued at fair value as determined in good faith by our Chief Financial Officer, the Company’s valuation designee, under the oversight of our board of directors. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under Accounting Standards Codification Topic 820 - Fair Value Measurements and Disclosures. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of independent valuation firms to review the valuation of various loans and securities. The types of factors that our board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such loans and securities.

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

At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although on July 29, 2021, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, formally recommended the SOFR as its preferred replacement rate for LIBOR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments, or whether the COVID-19 pandemic will have further effect on LIBOR transition plans. In addition, SOFR or other replacement rates may fail to gain market acceptance. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market value of and/or transferability of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

Because we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use our existing debt to finance our investments. In periods of rising interest rates, such as the current period we are in, our cost of funds will increase to the extent we access any credit facility with a floating interest rate, which could reduce our net investment income to the extent any debt investments have fixed interest rates. We expect that our long-term fixed-rate investments will be financed primarily with issuances of equity and long-term debt securities. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

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

When possible, we may pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. As of September 30, 2022, the Company’s asset coverage was 255.0% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

As of September 30, 2022, there was $80.0 million of outstanding Notes. The weighted average interest rate charged on our borrowings as of September 30, 2022 was 5.99% (exclusive of debt issuance costs). We will need to generate sufficient cash flow to make these required interest payments. If we are unable to meet the financial obligations under the Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on the outstanding Notes to be due and payable immediately. If we are unable to meet the financial obligations under any credit facility we enter into, the lenders thereunder would likely have a superior claim to our assets over our stockholders.

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

As of September 30, 2022, 21.5% of our total assets were invested in FlexFin, our affiliate’s asset-based lending business.

This significant exposure subjects our Company to various risks associated with such business (which are identified below) to a much greater extent than companies not similarly concentrated.

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

21.5% of the Company’s total assets (as of September 30, 2022) are invested in our affiliate’s asset-based lending business and its activities are influenced by volatility in prices of gemstones and jewelry.

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

We may be subject to risks associated with significant investments in one or more economic sectors and/or industries, including the business services sector, which includes our investment in our affiliate’s asset-based lending business.

At times, the Company may have a significant portion of its assets invested in securities of companies conducting business within one or more economic sectors and/or industries, including the Services: Business sector, which includes our investment in an asset-based lending business. Companies in the same sector or industry may be similarly affected by economic, regulatory, political or market events or conditions, which may make the Company more vulnerable to unfavorable developments in that sector or industry than companies that invest more broadly. Generally, the more broadly the Company invests, the more it spreads risk and potentially reduces the risks of loss and volatility.

As of September 30, 2022, investments in our affiliate’s asset-based lending business constituted 21.5% of our total assets. See above, under Item 1A for risk factors related to our investment in that business.

Risks Related to Our Operations as a BDC and a RIC

Regulations governing our operation as a BDC may limit our ability to, and the way in which we raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations.

Our business requires a substantial amount of capital to operate and grow. We may acquire additional capital from the issuance of senior securities (including debt and preferred stock), the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations. As of September 30, 2022, the Company’s asset coverage was 255.0% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act.

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

We will become subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or satisfy RIC distribution requirements.

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

The indenture under which the Notes were issued offers limited protection to holders of the Notes. The terms of the indenture and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the Notes. In particular, the terms of the indenture and the Notes place no restrictions on our or our subsidiaries’ ability to:

●	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. As of September 30, 2022 the Company’s asset coverage was 255.0% after giving effect to leverage;

●	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase. As of September 30, 2022, the Company’s asset coverage was 255.0% after giving effect to leverage;

●	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

●	enter into transactions with affiliates;

●	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

●	make investments; or

●	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

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

The terms of the indentures under which the 2023 Notes and 2028 Notes were issued place restrictions on our and/or our subsidiaries’ ability to, among other things issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2023 Notes and 2028 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2023 Notes and 2028 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2023 Notes or 2028 Notes and  (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2023 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) of the 1940 Act, or any successor provisions and, with respect to the 2028 Notes, except as would cause our asset coverage to be below 200% as a result of such borrowings and/or issuances, whether or not we continue to be subject to the regulations of the 1940 Act. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. As of September 30, 2022, the Company’s asset coverage was 255.0% after giving effect to leverage. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase.

An active trading market for the Notes may not develop or be sustained, which could limit the market price of the Notes or your ability to sell them.

Although the Notes are listed on the NASDAQ Global Market (“NASDAQ”) under the symbols “PFXNL”, we cannot provide any assurances that an active trading market will develop or be sustained for the Notes or that you will be able to sell your Notes. At various times, the Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market is not sustained, the liquidity and trading price for the Notes may be harmed.

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

Item 3. Legal Proceedings

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. We are not currently party to any material legal proceedings.

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

As of September 30, 2022, we had 11 stockholders of record of our common stock, which did not include stockholders for whom shares are held in “nominee” or “street name.”

The following table sets forth, for the periods indicated, the range of high and low closing prices of our common stock and the sales price as a percentage of the net asset value per share of our common stock.

		Closing Market Price		Premium/ (Discount) of High Market Price to	Premium/ (Discount) of Low Market Price to
	NAV(1)	High	Low	NAV (2)	NAV (2)
Fiscal year ending September 30, 2022
Fourth Quarter	$57.49	$39.37	$32.61	(31.52)%	(43.28)%
Third Quarter	58.74	43.00	35.75	(26.80)%	(39.14)%
Second Quarter	62.94	42.00	36.10	(33.27)%	(42.64)%
First Quarter	58.99	43.50	40.50	(26.26)%	(31.34)%
Fiscal year ending September 30, 2021
Fourth Quarter	$57.08	$43.35	$40.10	(24.05)%	(29.75)%
Third Quarter	58.49	42.76	32.80	(26.89)%	(43.92)%
Second Quarter	55.91	33.99	27.70	(39.21)%	(50.46)%
First Quarter	52.94	29.88	18.14	(43.56)%	(65.73)%
Fiscal year ending September 30, 2020
Fourth Quarter	$55.30	$18.19	$12.40	(67.11)%	(77.58)%
Third Quarter	54.83	18.70	9.00	(65.89)%	(83.59)%
Second Quarter	52.04	45.00	7.00	(13.53)%	(86.55)%
First Quarter	80.99	52.60	38.60	(35.05)%	(52.34)%

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low market prices. The net asset value per share shown is based on outstanding shares at the end of the period.

(2)	Calculated as of the respective high or low closing market price divided by the quarter end net asset value.

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

The last reported closing price of our common stock on December 15, 2022 was $33.56 per share, approximately 58.38% of the Company’s then-current NAV. As of December 15, 2022 we had 11 stockholders of record of our common stock, which did not include stockholders for whom shares are held in “nominee” or “street name.”

Sales of Unregistered Securities

We did not sell any securities within the past three years that were not registered under the Securities Act of 1933.

Stock Performance Graph

This graph compares the stockholder return on our common stock from September 30, 2018 to September 30, 2022 with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index. This graph assumes that on September 30, 2017, $100 was invested in our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. Investment performance shown for periods prior to January 1, 2021 was achieved pursuant to our former externally-managed structure.

The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Issuer Purchases of Securities

Information relating to the Company’s purchases of its common stock during the year ended September 30, 2022 is as follows:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
January 2022	7,312	$39.07 - $40.88	$293,756
February 2022	170,589	$39.53 - $41.00	6,908,864
March 2022	132,054	$39.24 - $40.57	5,306,885
April 2022	2,942	$39.07 - $41.00	117,758
May 2022	3,391	$37.70 - $39.78	131,338
June 2022	3,515	$37.28 - $39.19	135,063
July 2022	700	$36.40 - $37.23	25,864
August 2022	3,081	$28.24 - $37.79	112,456
September 2022	91,508	$36.80 - $37.50	3,443,845
Total	415,092		$16,475,829

Item 6. [Reserved]

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

COVID-19 Developments and War in Ukraine

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

We have evaluated subsequent events from September 30, 2022 through the filing date of this annual report on Form 10-K. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period ended September 30, 2022, the analysis contained herein may not fully account for market event impacts. As of September 30, 2022, the Company valued its portfolio investments in conformity with U.S. generally accepted accounting principles (“GAAP”) based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that market events may have caused during the months following our most recent valuation (as of September 30, 2022), any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The longer-term impact of COVID-19 and other market events on the operations and the performance of the Company (including certain portfolio companies) is difficult to predict, but may also be adverse. Further, the potential exists for additional variants of COVID-19 to adversely effect the global economy.

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

The Company’s investment objective is to generate current income and capital appreciation. The management team seeks to achieve this objective primarily through making loans, private equity or other investments in privately-held companies. The Company may also make debt, equity or other investments in publicly-traded companies. (These investments may also include investments in other BDCs, closed-end funds or REITS.) We may also pursue other strategic opportunities and invest in other assets or operate other businesses to achieve our investment objective (such as our asset-based lending business). The portfolio generally consists of senior secured first lien term loans, senior secured second lien term loans, senior secured bonds, preferred equity and common equity. Occasionally, we will receive warrants or other equity participation features which we believe will have the potential to increase total investment returns. Our loan and other debt investments are primarily rated below investment grade or are unrated. Investments in below investment grade securities are considered predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal when due.

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

Revenues

We generate revenue in the form of interest income on the debt that we hold and capital gains, if any, on warrants or other equity interests that we may acquire in portfolio companies. We invest our assets primarily in privately held companies with enterprise or asset values between $25 million and $250 million and generally focus on investment sizes of $10 million to $50 million. We believe that pursuing opportunities of this size offers several benefits including reduced competition, a larger investment opportunity set and the ability to minimize the impact of financial intermediaries. We expect our debt investments to bear interest at either a fixed or floating rate. Interest on debt will be payable generally either monthly or quarterly. In some cases our debt investments may provide for a portion of the interest to be PIK. To the extent interest is PIK, it will be payable through the increase of the principal amount of the obligation by the amount of interest due on the then-outstanding aggregate principal amount of such obligation. The principal amount of the debt and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance or investment management services and possibly consulting fees. Any such fees will be recognized as earned.

Expenses

In periods prior to December 31, 2020, our primary operating expenses included management and incentive fees pursuant to the investment management agreement we had with MCC Advisors and overhead expenses, including our allocable portion of our administrator’s overhead under the administration agreement, which were paid during the quarter ended March 31, 2021. Our management and incentive fees compensated MCC Advisors for its work in identifying, evaluating, negotiating, closing and monitoring our investments. On November 18, 2020, the board of directors adopted an internally managed structure, effective January 1, 2021, under which we bear all costs and expenses of our operations and transactions, including those relating to:

●	our organization and continued corporate existence;

●	calculating our NAV (including the cost and expenses of any independent valuation firms);

●	expenses incurred in monitoring our financial and legal affairs and in monitoring our investments and performing due diligence on our prospective portfolio companies;

●	interest payable on debt, if any, incurred to finance our investments;

●	the costs of all offerings of common stock and other securities, if any;

●	operating costs associated with employing investment professionals and other staff;

●	distributions on our shares;

●	administration fees payable under our administration agreement;

●	Custodial fees related to our assets

●	amounts payable to third parties relating to, or associated with, making investments;

●	transfer agent and custodial fees;

●	registration fees and listing fees;

●	U.S. federal, state and local taxes;

●	independent director fees and expenses;

●	costs of preparing and filing reports or other documents with the SEC or other regulators;

●	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

●	our fidelity bond;

●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	the operating lease of our office space;

●	indemnification payments; and

●	direct costs and expenses of administration, including audit and legal costs.

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

In connection with the approval of the CIP, the Compensation Committee approved awards for the executive officers named in the table below for the three year performance period commencing on January 1, 2022 and ending on December 31, 2024. Each participant is eligible to receive an amount of cash equal to 0%-200% of the target award set forth in the table below (“Target Performance Award”), based on the achievement of net asset value (“NAV”) and NAV per share goals (weighted at 30% and 70%, respectively) as of the end of the performance period (the “Performance Goals”). Performance is evaluated separately for each Performance Goal. No payment is made with respect to a Performance Goal if a threshold level of performance is not achieved. Each Performance Goal is subject to (i) a threshold level of performance at which 50% of the Target Performance Award attributable to that Performance Goal may be paid and below which no payment is made pursuant to an Award, (ii) a target level of performance at which 100% of the Target Performance Award attributable to that Performance Goal may be paid and (iii) a maximum level of performance, at which 200% of the Target Performance Award attributable to that Performance Goal may be paid, in each case subject to such other terms and conditions of an Award. Between threshold, target and maximum performance levels for each Performance Goal, the portion of that Award attributed to the Performance Goal shall be interpolated in a linear progression.

The Target Performance Award for each executive officer is set forth in the table below:

Name and Title	Dollar Value of Target Award
David Lorber, Chairman of the Board and Chief Executive Officer	$890,000
Ellida McMillan, Chief Financial Officer	380,000

Portfolio and Investment Activity

As of September 30, 2022 and 2021, our portfolio had a fair market value of approximately $193.0 million and $151.6 million, respectively.

During the year ended September 30, 2022, we received proceeds from sale and settlements of investments of $123.8 million, including principal and dividend proceeds, realized net gains on investments of $5.2 million, and invested $173.3 million.

During the year ended September 30, 2021, we received proceeds from sale and settlements of investments of $124.3 million, including principal and dividend proceeds, realized net losses on investments of $42.5 million, and invested $45.3 million, of which $6.5 million was invested in two new portfolio companies and two new securities in an existing portfolio company during the year.

The following table summarizes the amortized cost and the fair value of our average portfolio company:

	September 30, 2022		September 30, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$3,560	$2,608	$3,100	$2,263
Largest portfolio company	47,136	47,136	19,469	26,863

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2022 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$128,482	48.7%	$88,248	45.6%
Senior Secured Second Lien Term Loans	2,603	1.0	2,607	1.4
Senior Secured Notes	2,252	0.9	1,659	0.9
Unsecured Debt	182	0.1	-	-
Equity/Warrants	129,929	49.3	100,443	52.1
Total Investments	$263,448	100.0%	$192,957	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2021 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$136,740	65.7%	$61,934	40.9%
Senior Secured Second Lien Term Loans	2,600	1.3	2,490	1.6
Senior Secured Notes	9,306	4.5	9,270	6.1
Secured Debt	2,500	1.2	2,500	1.6
Unsecured Debt	1,561	0.8	-	-
Equity/Warrants	54,961	26.5	75,446	49.8
Total Investments	$207,668	100.0%	$151,640	100.0%

As of September 30, 2022, our income-bearing investment portfolio based upon cost represented 62.0% of our total portfolio of which 81.9% bore interest based on floating rates, such as LIBOR or SOFR, while 18.1% bore interest at fixed rates. As of September 30, 2022, the weighted average yield based upon cost of our total portfolio was approximately 10.85%. As of September 30, 2021, the weighted average yield based upon cost of our total portfolio was approximately 6.75%. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2022 and 2021 (dollars in thousands):

	September 30, 2022		September 30, 2021
	Fair Value	Percentage	Fair Value	Percentage
1	$-	0.0%	$-	0.0%
2	159,279	82.6%	121,508	80.1%
3	22,183	11.5%	13,416	8.8%
4	6,250	3.2%	9,925	6.6%
5	5,245	2.7%	6,791	4.5%
Total	$192,957	100.0%	$151,640	100.0%

Results of Operations

Operating results for the years ended September 30, 2022, 2021, and 2020 are as follows (dollars in thousands):

	For the years ended September 30
	2022	2021	2020
Total investment income	$15,544	$32,307	$21,522
Less: Net expenses	12,113	13,784	24,242
Net investment income/(loss)	3,431	18,523	(2,720)
Net realized gains (losses) on investments	5,221	(42,486)	(49,979)
Net change in unrealized gains (losses) on investments	(14,463)	25,363	(10,633)
Loss on extinguishment of debt	(296)	(122)	(2,481)
Net increase (decrease) in net assets resulting from operations	$(6,107)	$1,278	$(65,813)

Investment Income

For the year ended September 30, 2022, investment income totaled $15.5 million, of which $9.3 million was attributable to portfolio interest, approximately $5.5 million was attributable to dividend income, and $0.7 million was attributable to fee and other income. Dividend income was received from 12 investments during the year ended September 30, 2022.

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

Operating Expenses

Operating expenses for the years ended September 30, 2022, 2021, and 2020 are as follows (dollars in thousands):

	For the years ended September 30
	2022	2021	2020
Base management fees	$-	$1,146	$6,359
Interest and financing expenses	5,114	5,800	14,935
General and administrative	1,103	1,012	3,285
Salaries and benefits	2,952	1,993	-
Administrator expenses	301	613	2,227
Insurance	590	1,620	1,463
Directors fees	712	1,040	1,451
Professional fees, net	1,341	560	(4,768)
Expenses before waivers and reimbursements	12,113	13,784	24,952
Expense support reimbursement	-	-	(710)
Expenses, net of waivers and reimbursements	$12,113	$13,784	$24,242

For the year ended September 30, 2022, total operating expenses before management and incentive fee waivers decreased by $1.7 million, or 12.1%, compared to the year ended September 30, 2021.

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

Interest and Financing Expenses

Interest and financing expenses for the year ended September 30, 2022 decreased by $0.7 million, or 11.8%, compared to the year ended September 30, 2021. The decrease in interest and financing expenses was primarily due to the full repayment of the 2021 Notes on November 20, 2020 and the partial repayment of the 2023 Notes on December 16, 2021, partially offset by an increase due to the issuance of the 2028 Notes which became effective on November 16, 2021.

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

Base Management Fees and Incentive Fees

No base management fees were paid for the year ended September 30, 2022 as, since January 1, 2021, the Company ceased incurring management fees under its current internalized structure.

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

No incentive fees were paid for the year ended September 30, 2022, 2021 or 2020. Since January 1, 2021, the Company no longer incurs incentive fees under its current internalized structure.

Professional Fees and Other General and Administrative Expenses

Professional fees and general and administrative expenses for the year ended September 30, 2022 increased by $0.9 million, or 55.5%, compared to the year ended September 30, 2021. This resulted primarily from recording insurance proceeds received in 2021 as an offset to legal fees which are a component of professional fees. During the year ended September 30, 2022, the Company did not receive any insurance proceeds.

Professional fees and general and administrative expenses for the year ended September 30, 2021 increased by $3.1 million, or 206.0%, compared to the year ended September 30, 2020 primarily due to a decrease in the insurance proceeds received in the year ended September 30, 2021 which offset legal expenses during such period.

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

During the year ended September 30, 2022, we recognized $5.2 million of realized gains on our portfolio investments. The realized gains were primarily due to the partial and full repayments of two investments and the restructuring of three investments, offset by realized losses due to the sale of three investments and the repayment of four investments.

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

During the year ended September 30, 2022, the Company recognized a net loss on extinguishment of debt of $0.3 million, which was due to the Company’s $55.3 million repayment of the 2023 Notes on December 16, 2021.

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

For the year ended September 30, 2022, we had $14.5 million of net unrealized depreciation on investments. The net unrealized depreciation was comprised of $21.3 million of net unrealized depreciation on investments and $6.9 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized, partially sold, or written-off during the year.

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

Provision for Deferred Taxes on Unrealized Depreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the years ended September 30, 2022, 2021 and 2020, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

Changes in Net Assets from Operations

For the year ended September 30, 2022, we recorded a net decrease in net assets resulting from operations of $6.1 million compared to a net increase in net assets resulting from operations of $1.2 million for the year ended September 30, 2021, and a net decrease in net assets resulting from operations of $65.8 million for the year ended September 30, 2020 as a result of the factors discussed above. Based on 2,323,601, 2,677,891, and 2,723,709 weighted average common shares outstanding for the years ended September 30, 2022, 2021, and 2020, respectively, our per share net increase (decrease) in net assets resulting from operations was $(2.63), $0.48 and $(24.16) for the years ended September 30, 2022, 2021, and 2020, respectively.

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

As of September 30, 2022, we had $22.8 million in cash and cash equivalents.

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

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program. On February 9, 2022, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $15 million to $25 million. Under the share repurchase program, the Company repurchased an aggregate of 621,580 shares of common stock through September 30, 2022, or 29.6% of shares outstanding as of the program’s inception, with a total cost of approximately $16.5 million. Taking into account such prior repurchases, the total remaining amount authorized under the expanded share repurchase program at September 30, 2022 was approximately $8.5 million.

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

On November 20, 2020, the Company repaid the remaining $74.0 million of the 2021 Notes outstanding, and as such is no longer subject to any covenants relating thereto. The 2021 Notes were redeemed at 100% of their principal amount, plus the accrued interest thereon from October 31, 2020 through, but excluding, November 20, 2020.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2022 and 2021, we had commitments under loan and financing agreements to fund up to $6.0 million to six portfolio companies and $4.9 million to six portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2022 and 2021 is shown in the table below (dollars in thousands):

	September 30, 2022	September 30, 2021
SS Acquisition, LLC (dba Soccer Shots Franchising) - Senior Secured First Lien Delayed Draw Term Loan	$4,000	$-
Kemmerer Operations, LLC - Senior Secured First Lien Delayed Draw Term Loan	908	908
Secure Acquisition Inc. (dba Paragon Films) - Senior Secured First Lien Delayed Draw Term Loan	517	-
NVTN LLC - Senior Secured First Lien Delayed Draw Term Loan	220	220
1888 Industrial Services, LLC - Revolving Credit Facility	216	1,078
Black Angus Steakhouses, LLC Senior Secured First Lien Super Priority Delayed Draw Term Loan	167	167
Redwood Services Group, LLC - Revolving Credit Facility	-	1,575
Alpine SG, LLC - Revolving Credit Facility	-	1,000
Total unfunded commitments	$6,028	$4,948

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at September 30, 2022 (dollars in thousands):

	Payments Due by Period
	2023	2024	2025	2026	2027	Thereafter	Total
2023 Notes	$(22,521,800)	$-	$-	$-	$-	$-	$(22,521,800)
2028 Notes	-	-	-	-	-	(57,500,000)	(57,500,000)
Operating Lease Obligation(1)	(147,960)	(152,399)	(156,971)	(161,680)	(27,417)	-	(646,427)
Total contractual obligations	$(22,669,760)	$(152,399)	$(156,971)	$(161,680)	$(27,417)	$(57,500,000)	$(80,668,227)

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

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

There were no regular dividend distribution payments made during the year ended September 30, 2022. A special dividend was declared in the amount of $265,798 on June 24, 2022 payable on July 13, 2022 to Stockholders of record on July 5, 2022.

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

On November 18, 2020, the Board approved the adoption of an internalized management structure effective January 1, 2021. The new management structure replaces the current Investment Management and Administration Agreements with MCC Advisors LLC, which expired on December 31, 2020. To lead the internalized management team, the Board approved the appointment of David Lorber, who had served as an independent director of the Company since April 2019, as Chief Executive Officer, and Ellida McMillan as Chief Financial Officer of the Company, each effective January 1, 2021. In connection with his appointment, Mr. Lorber stepped down from the Compensation Committee of the Board, the Nominating and Corporate Governance Committee of the Board, and the Special Committee of the Board.

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

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officer(s) as a valuation designee to determine the fair value of its investment portfolio, subject to the oversight of the board. The Board has approved policies and procedures pursuant to Rule 2a-5 and has designated Ellida McMillan, the Company’s CFO, to serve as the Board’s valuation designee (“Valuation Designee”), subject to the Board’s oversight, effective September 8, 2022.

Our board of directors is ultimately responsible for overseeing the determinations of the fair values of the investments in our portfolio that are not publicly traded, whose market prices are not readily available on a quarterly basis or any other situation where portfolio investments require a fair value determination.

With respect to investments for which market quotations are not readily available, our board oversees and our Valuation Designee undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process generally begins with each investment being initially valued by a Valuation Firm.

●	Available third-party market data will be reviewed by company personnel designated by the Valuation Designee (“Fair Value Personnel”) and the Valuation Firm.

●	Available portfolio company data and general industry data is then reviewed by the Fair Value Personnel.

●	Preliminary valuation conclusions are then documented and discussed with the Fair Value Personnel.

●	The Valuation Designee then determines the fair value of each investment in the Company’s portfolio in good faith based on such discussions, the Company’s Valuation Policy and the Valuation Firms’ final estimated valuations.

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

Determination of fair values involves subjective judgments and estimates. The notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

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

Non-accrual We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At September 30, 2022, certain investments in five portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $5.2 million, or 2.7% of the fair value of our portfolio. At September 30, 2021, certain investments in 9 portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $13.9 million, or 9.2% of the fair value of our portfolio. At September 30, 2020, certain investments in eight portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $21.7 million, or 8.8% of the fair value of our portfolio.

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

Recent Developments

On December 15, 2022, the Company and its wholly-owned subsidiaries executed a three-year, $50 million revolving credit facility (the “Credit Facility”) with WoodForest Bank, N.A. (“WoodForest”), Valley National Bank, and Axiom Bank, (collectively, the “Lenders”). WoodForest is the administrative agent, sole bookrunner and sole lead arranger. The Company is set to borrow $50 million under the Credit Facility thirty days following execution.

Outstanding loans under the Credit Facility will bear a monthly interest rate at Term SOFR + 2.90%. The Company is also subject to a commitment fee of 0.25%, which shall accrue on the actual daily amount of the undrawn portion of the revolving credit. The Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Credit Facility contains customary events of default for credit facilities of this type, including (without limitation): nonpayment of principal, interest, fees or other amounts after a stated grace period; inaccuracy of material representations and warranties; change of control; violations of covenants, subject in certain cases to stated cure periods; and certain bankruptcies and liquidations. If an event of default occurs and is continuing, the Company may be required to repay all amounts outstanding under the Credit Facility.

In addition, the Company has entered into a Pledge and Security Agreement with the Lenders pursuant to which the Company and its wholly owned subsidiaries have pledged all their assets, including the cash and securities held in the Company’s custodial account with Computershare Trust Company, N.A., as collateral for any borrowings made by the Company pursuant to the Credit Agreement. The Lenders have the typical rights and remedies of a secured lender under the Uniform Commercial Code, including the right to foreclose on the collateral pledged by the Company.

On December 15, 2022, the Company caused notices to be issued to the holders of its 2023 Notes (CUSIP No. 71742W 202; NASDAQ: PFXNL) regarding the Company’s exercise of its option to redeem $22,521,800 in aggregate principal amount of issued and outstanding 2023 Notes, comprising all issued and outstanding 2023 Notes, at a price equal to 100% of the principal amount of the 2023 Notes, plus accrued and unpaid interest thereon from September 30, 2022, through, but excluding, January 17, 2023 in accordance with the terms of the indenture governing the 2023 Notes. The Company expects the redemption to be completed on January 17, 2023. The Company intends to fund the redemption of the 2023 Notes with loans obtained under the Credit Facility, as described earlier in this section. This Form 10-K does not constitute a notice of redemption of the 2023 Notes. A copy of the notice of redemption is attached to this Form 10-K as Exhibit 99.1 and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR and SOFR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended September 30, 2022, we did not engage in hedging activities.

As of September 30, 2022, 60.2% of our income-bearing investment portfolio bore interest based on floating rates based upon fair value. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR, SOFR or similar reference rates are not offset by a corresponding increase in the spread over LIBOR, SOFR or similar reference rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to any income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR, SOFR or similar reference rates. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. The composition of our floating rate debt investments by cash interest rate LIBOR and SOFR floor as of September 30, 2022 was as follows (dollars in thousands):

	September 30, 2022
LIBOR and SOFR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$26,183	29.6%
1% to under 2%	62,294	70.4
2% to under 3%	-	-
No Floor	-	-
Total	$88,477	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2022, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR and SOFR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Change in Interest Rates	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
Up 300 basis points	$7,200	$-	$7,200
Up 200 basis points	4,800	-	4,800
Up 100 basis points	2,400	-	2,400
Down 100 basis points	(2,400)	-	(2,400)
Down 200 basis points	(4,800)	-	(4,800)
Down 300 basis points	(7,200)	-	(7,200)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of PhenixFIN Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of PhenixFIN Corporation (the Company), including the consolidated schedules of investments, as of September 30, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended September 30, 2022 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2022 and 2021, by correspondence with the custodians, directly with designees of the portfolio companies and debt agents, as applicable, when replies were not received from designees of the portfolio companies and debt agents, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of investments using significant unobservable inputs and assumptions

Description of the Matter

At September 30, 2022, the fair value of the Company’s investments categorized as Level 3 within the fair value hierarchy (Level 3 investments) totaled $141.2 million.

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

We searched for and evaluated information that corroborated or contradicted the Company’s significant unobservable inputs and assumptions. We also evaluated subsequent events and transactions and considered whether they corroborated or contradicted the Company’s year-end valuations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2010.

New York, New York

December 16, 2022

PHENIXFIN CORPORATION

Consolidated Statements of Assets and Liabilities

	September 30, 2022	September 30, 2021
Assets:
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $147,378,917 and $92,214,167, respectively)	$122,616,275	$84,152,678
Affiliated investments (amortized cost of $30,585,884 and $75,963,427, respectively)	12,314,192	57,595,245
Controlled investments (amortized cost of $85,483,093 and $39,490,097, respectively)	58,026,182	9,891,860
Total Investments at fair value	192,956,649	151,639,783
Cash and cash equivalents	22,768,066	69,433,256
Receivables:
Fees receivable	-	1,872,700
Interest receivable	727,576	371,576
Prepaid share repurchase	489,156	-
Due from affiliates	271,962	-
Dividends receivable	269,330	81,211
Paydown receivable	112,500	292,015
Other receivable	36,992	-
Other assets	1,242,677	1,401,746
Total Assets	$218,874,908	$225,092,287

Liabilities:
Notes payable (net of debt issuance costs of $2,059,164 and $412,795, respectively)	$77,962,636	$77,434,005
Due to broker	16,550,000	1,586,000
Accounts payable and accrued expenses	2,040,277	1,416,524
Due to affiliate	-	280,323
Administrator expenses payable (see Note 6)	74,911	67,920
Interest and fees payable	503,125	-
Deferred revenue	325,602	-
Other liabilities	572,949	613,534
Total Liabilities	98,029,500	81,398,306

Commitments and Contingencies (see Note 8)

Net Assets:
Common Shares, $0.001 par value; 5,000,000 shares authorized; 2,723,709 shares issued; 2,102,129 and 2,517,221 common shares outstanding, respectively	2,102	2,517
Capital in excess of par value	675,401,802	688,866,642
Total distributable earnings (loss)	(554,558,496)	(545,175,178)
Total Net Assets	120,845,408	143,693,981
Total Liabilities and Net Assets	$218,874,908	$225,092,287

Net Asset Value Per Common Share	$57.49	$57.08

See accompanying notes to consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Operations

	For the Years Ended September 30
	2022	2021	2020

Interest Income:
Interest from investments
Non-controlled, non-affiliated investments:
Cash	$5,207,850	$5,974,807	$9,137,394
Payment in-kind	444,741	609,964	863,744
Affiliated investments:
Cash	639,733	1,099,809	1,182,294
Payment in-kind	374,981	327,804	2,425,557
Controlled investments:
Cash	2,489,381	75,000	84,505
Payment in-kind	-	-	500,767
Total interest income	9,156,686	8,087,384	14,194,261
Dividend income	5,503,425	21,564,348	6,256,250
Interest from cash and cash equivalents	139,942	10,402	378,077
Fee income (see Note 9)	420,279	2,566,519	692,988
Other income	323,828	78,204	-
Total Investment Income	15,544,160	32,306,857	21,521,576

Expenses:
Base management fees (see Note 6)	-	1,146,403	6,358,750
Interest and financing expenses	5,113,105	5,800,100	14,935,017
Salaries and benefits	2,952,106	1,993,277	-
General and administrative expenses	1,103,125	1,012,147	3,285,259
Directors fees	712,000	1,039,717	1,451,077
Insurance expenses	590,178	1,619,536	1,463,391
Administrator expenses (see Note 6)	301,281	612,983	2,226,831
Professional fees, net (see Note 8)	1,340,828	559,975	(4,768,050)
Expenses before expense support reimbursement	12,112,623	13,784,138	24,952,275
Expense support reimbursement (see Note 6)	-	-	(710,294)
Total expenses net of expense support reimbursement	12,112,623	13,784,138	24,241,981
Net Investment Income (Loss)	3,431,537	18,522,719	(2,720,405)

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	810,240	7,747,672	(9,973,416)
Affiliated investments	4,408,961	(10,088,405)	(928,990)
Controlled investments	1,850	(40,144,795)	(39,076,425)
Total net realized gains (losses)	5,221,051	(42,485,528)	(49,978,831)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	(16,701,153)	(5,022,484)	9,898,237
Affiliated investments	96,490	(10,342,450)	2,648,353
Controlled investments	2,141,326	40,728,006	(23,178,993)
Total net change in unrealized gains (losses)	(14,463,337)	25,363,072	(10,632,403)
Loss on extinguishment of debt (see Note 5)	(296,197)	(122,355)	(2,481,374)
Total realized and unrealized gains (losses)	(9,538,483)	(17,244,811)	(63,092,608)

Net Increase (Decrease) in Net Assets Resulting from Operations	$(6,106,946)	$1,277,908	$(65,813,013)

Weighted average basic and diluted earnings per common share	$(2.63)	$0.48	$(24.16)
Weighted average basic and diluted net investment income (loss) per common share	$1.48	$6.92	$(1.00)
Weighted average common shares outstanding - basic and diluted (see Note 11)	2,323,601	2,677,891	2,723,709
Dividends declared per common share	$0.12	$-	$-

See accompanying notes to consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Capital in Excess of Par Value	Total Distributable Earnings/(Loss)	Total Net Assets
Balance at September 30, 2019	2,723,709	$2,724	$673,584,467	$(457,154,661)	$216,432,530

OPERATIONS
Net investment income (loss)	-	-	-	(2,720,405)	(2,720,405)
Net realized gains (losses) on investments	-	-	-	(49,978,831)	(49,978,831)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(10,632,403)	(10,632,403)
Net loss on extinguishment of debt	-	-	-	(2,481,374)	(2,481,374)
SHAREHOLDER DISTRIBUTIONS
Tax reclassification of shareholders’ equity in accordance with generally accepted accounting principles	-	-	(1,202,850)	1,202,850	-
Total Increase (Decrease) in Net Assets	-	-	(1,202,850)	(64,610,163)	(65,813,013)

Balance at September 30, 2020	2,723,709	2,724	672,381,617	(521,764,824)	150,619,517

OPERATIONS
Net investment income (loss)	-	-	-	18,522,719	18,522,719
Net realized gains (losses) on investments	-	-	-	(42,485,528)	(42,485,528)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	25,363,072	25,363,072
Net loss on extinguishment of debt	-	-	-	(122,355)	(122,355)
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(206,488)	(207)	(8,203,237)	-	(8,203,444)
SHAREHOLDER DISTRIBUTIONS
Tax reclassification of shareholders’ equity in accordance with generally accepted accounting principles	-	-	24,688,262	(24,688,262)	-
Total Increase (Decrease) in Net Assets	(206,488)	(207)	16,485,025	(23,410,354)	(6,925,536)

Balance at September 30, 2021	2,517,221	2,517	688,866,642	(545,175,178)	143,693,981

OPERATIONS
Net investment income (loss)	-	-	-	3,431,537	3,431,537
Net realized gains (losses) on investments	-	-	-	5,221,051	5,221,051
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(14,463,337)	(14,463,337)
Net loss on extinguishment of debt	-	-	-	(296,197)	(296,197)
CAPITAL SHARE TRANSACTIONS
Distributions to shareholders	-	-	(265,798)	-	(265,798)
Repurchase of common shares	(415,092)	(415)	(16,475,414)	-	(16,475,829)
SHAREHOLDER DISTRIBUTIONS
Tax reclassification of shareholders’ equity in accordance with generally accepted accounting principles	-	-	3,276,372	(3,276,372)	-
Total Increase (Decrease) in Net Assets	(415,092)	(415)	(13,464,840)	(9,383,318)	(22,848,573)

Balance at September 30, 2022	2,102,129	$2,102	$675,401,802	$(554,558,496)	$120,845,408

See accompanying notes to consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Cash Flows

	For the Years Ended September 30
	2022	2021	2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(6,106,946)	$1,277,908	$(65,813,013)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investment increases due to payment-in-kind interest	(819,722)	(937,768)	(4,211,154)
Net amortization of premium (discount) on investments	(219,513)	(44,455)	(118,290)
Amortization of debt issuance cost	368,471	363,812	2,870,483
Net realized (gains) losses from investments	(5,221,051)	42,485,528	49,978,831
Net unrealized (gains) losses on investments	14,463,337	(25,363,072)	10,632,403
Proceeds from sale and settlements of investments	123,801,226	124,303,888	110,627,326
Purchases, originations and participations	(173,321,143)	(45,340,354)	(16,763,667)
Loss on extinguishment of debt	296,197	122,355	2,481,374
(Increase) decrease in operating assets:
Fees receivable	1,872,700	(1,753,672)	(10,723)
Interest receivable	(356,000)	252,948	967,883
Due from affiliates	(271,962)	-	-
Dividends receivable	(188,119)	(81,211)	-
Receivable for paydowns	179,515	(292,015)	-
Other receivable	(36,992)	-	-
Receivable for dispositions and investments sold	-	-	419,299
Other assets	159,069	691,813	880,172
Increase (decrease) in operating liabilities:
Due to broker	14,964,000	1,586,000	-
Accounts payable and accrued expenses	623,753	(691,701)	(9,848,530)
Due to affiliates	(280,323)	227,240	8,746
Administrator expenses payable	6,991	(89,045)	(704,820)
Interest and fees payable	503,125	(801,805)	(2,102,943)
Deferred revenue	325,602	(10,529)	(93,054)
Management and incentive fees payable, net	-	(1,392,022)	(839,153)
Other liabilities	(40,586)	613,534	-
Net cash provided by (used in) operating activities	(29,298,371)	95,127,377	78,361,170
Cash Flows from Financing Activities:
Debt issuance costs paid	57,500,000	-	-
Paydowns on debt	(55,325,000)	(74,012,825)	(106,122,925)
Distributions paid to shareholders	(265,798)	-	-
Debt issuance costs paid	(2,311,036)	-	-
Repurchase of common shares	(16,964,985)	(8,203,444)	-
Net cash provided by (used in) financing activities	(17,366,819)	(82,216,269)	(106,122,925)
Net increase (decrease) in cash and cash equivalents	(46,665,190)	12,911,108	(27,761,755)
Cash and cash equivalents, beginning of period	69,433,256	56,522,148	84,283,903
Cash and cash equivalents, end of period	$22,768,066	$69,433,256	$56,522,148

Supplemental information:
Interest paid during the year	$4,241,510	$6,601,905	$14,167,477
Supplemental non-cash information:
Non-cash purchase of investments	$-	$-	$12,950,924
Non-cash sale of investments	$-	$-	$12,950,924

See accompanying notes to consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2022

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments:

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (LIBOR + 4.00%, 1.00% LIBOR Floor)(14)	4/3/2024	$6,486,419	$5,825,616	$5,448,591	4.51%
				6,486,419	5,825,616	5,448,591	4.51%

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		1	416,250	-	0.00%
				1	416,250	-	0.00%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		833,152	66,475	-	0.00%
				833,152	66,475	-	0.00%

Chimera Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 117,310 Class C Preferred Units(13)(15)		117,310	2,884,724	1,915,672	1.59%
				117,310	2,884,724	1,915,672	1.59%

Copper Property CTL Pass Through Trust	Banking, Finance, Insurance & Real Estate	Equity Certificates(14)		437,795	6,314,757	5,877,398	4.86%

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25%, 1.00% LIBOR Floor)	7/28/2025	2,607,062	2,602,547	2,607,062	2.16%
				2,607,062	2,602,547	2,607,062	2.16%

DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)	11/13/2025	4,862,500	4,862,500	4,765,250	3.94%
		Revolving Credit Facility (LIBOR + 6.25%, 1.00% LIBOR Floor)	11/13/2025	714,286	714,286	700,000	0.58%
				5,576,786	5,576,786	5,465,250	4.52%

DirecTV Financing, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 0.75% LIBOR Floor)(14)	8/2/2027	4,550,000	4,550,000	4,220,000	3.49%
				4,550,000	4,550,000	4,220,000	3.49%

Dream Finders Homes, LLC	Construction & Building	Preferred Equity (8.00% PIK)		5,309,341	5,309,341	4,950,961	4.10%
				5,309,341	5,309,341	4,950,961	4.10%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2022

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + 5.00%, 1.00% SOFR Floor)	3/30/2027	3,959,799	3,959,799	3,930,101	3.25%
				3,959,799	3,959,799	3,930,101	3.25%

Footprint Holding Company Inc.	Services: Business	Equity - 150 Common Units		150	-	-	0.00%
				150	-	-	0.00%

Franklin BSP Realty Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 529,914 Common Units(13)		529,914	8,754,386	5,707,174	4.72%
				529,914	8,754,386	5,707,174	4.72%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		380	151,337	-	0.00%
				380	151,337	-	0.00%

Great AJAX Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 254,922 Common Units(13)		254,922	3,333,786	1,914,464	1.58%
				254,922	3,333,786	1,914,464	1.58%

Innovate Corp.	Construction & Building	8.50% Senior Secured Notes(14)	2/1/2026	2,250,000	2,252,156	1,659,375	1.37%
				2,250,000	2,252,156	1,659,375	1.37%

Invesco Mortgage Capital, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 205,000 Class C Preferred Units(13)(16)		205,000	5,035,506	3,138,550	2.60%
				205,000	5,035,506	3,138,550	2.60%

JFL-NGS-WCS Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 5.50%, 1.00% LIBOR Floor)	11/12/2026	885,050	888,790	865,137	0.72%
		Equity - 10,000,000 Units		10,000,000	10,000,000	10,248,798	8.48%
				10,885,050	10,888,790	11,113,935	9.20%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

Lucky Bucks, LLC	Consumer Discretionary	Senior Secured First Lien Term Loan(LIBOR + 5.50%, 0.75% LIBOR Floor)	7/30/2027	7,218,750	7,095,116	6,208,125	5.14%
				7,218,750	7,095,116	6,208,125	5.14%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2022

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Maritime Wireless Holdings LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (SOFR + CSA + 9.00%, 1.00% SOFR + CSA Floor)(20)	2/15/2024	5,000,000	4,900,000	4,900,000	4.05%
		Senior Secured First Lien Term Loan B (SOFR + CSA + 9.00%, 1.00% SOFR + CSA Floor)(20)	5/31/2027	7,500,000	7,350,000	7,350,000	6.08%
		Convertible Promissory Note		5,000,000	5,000,000	5,000,000	4.14%
				17,500,000	17,250,000	17,250,000	14.27%

McKissock Investment Holdings, LLC (dba Colibri)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% SOFR + CSA Floor)(20)	3/10/2029	4,974,999	4,927,870	4,875,500	4.03%
				4,974,999	4,927,870	4,875,500	4.03%

MFA Financial, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 97,426 Class C Preferred Units(13)(19)		97,426	2,318,487	1,722,492	1.43%
				97,426	2,318,487	1,722,492	1.43%

New York Mortgage Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 165,000 Class E Preferred Units(13)(18)		165,000	4,102,076	2,953,500	2.44%
				165,000	4,102,076	2,953,500	2.44%

PennyMac Financial Services, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 81,500 Common Units(13)		81,500	5,364,478	3,496,350	2.89%
				81,500	5,364,478	3,496,350	2.89%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan(LIBOR + 4.75, 0.50% LIBOR Floor)	1/26/2029	4,975,000	4,930,071	4,029,750	3.33%
				4,975,000	4,930,071	4,029,750	3.33%

Rithm Capital Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 206,684 Class B Preferred Units(13)(17)		206,684	5,129,170	3,902,194	3.23%
				206,684	5,129,170	3,902,194	3.23%

Secure Acquisition Inc. (dba Paragon Films)(8)	Packaging	Senior Secured First Lien Term Loan(LIBOR + 5.00%, 0.50% LIBOR Floor)	12/16/2028	3,465,345	3,451,574	3,361,385	2.78%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.00%, 0.50% LIBOR Floor)(12)	12/16/2028	-	(970)	-	0.00%
				3,465,345	3,450,604	3,361,385	2.78%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2022

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (9.00%)(10)	8/1/2023	191,250	182,081	-	0.00%
				191,250	182,081	-	0.00%

SS Acquisition, LLC (dba Soccer Shots Franchising)(8)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)	12/30/2026	6,666,667	6,575,847	6,591,667	5.45%
				6,666,667	6,575,847	6,591,667	5.45%

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		700,000	700,000	120,793	0.10%
				700,000	700,000	120,793	0.10%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 338,736.11 Class A Units		338,736	308,652	265,269	0.22%
				338,736	308,652	265,269	0.22%

Staples, Inc.	Services: Consumer	First Lien Term Loan (LIBOR + 4.50%, 0.0% LIBOR Floor)(14)	9/12/2024	3,730,720	3,659,706	3,488,223	2.89%
				3,730,720	3,659,706	3,488,223	2.89%

Thryv Holdings, Inc.(11)	Services: Consumer	Senior Secured First Lien Term Loan B (LIBOR + 8.50%, 1.00% LIBOR Floor)	3/1/2026	6,515,633	6,406,051	6,287,583	5.20%
				6,515,633	6,406,051	6,287,583	5.20%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units		5,441	302,464	52,342	0.04%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	6,506	361,667	62,569	0.05%
				11,947	664,131	114,911	0.09%

Walker Edison Furniture Company LLC	Consumer goods: Durable	Equity - 13,044 Common Units		13,044	2,114,646	-	0.00%
				13,044	2,114,646	-	0.00%

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.30% Partnership Interest(9)		518,283	518,283	-	0.00%
				518,283	518,283	-	0.00%

Wingman Holdings, Inc.	Aerospace & Defense	Equity - 350 Common Shares		350	700,000	-	0.00%
				350	700,000	-	0.00%

Subtotal Non-Controlled/Non-Affiliated Investments				$109,151,781	$147,378,917	$122,616,275	96.58%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2022

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Affiliated Investments:(6)

1888 Industrial Services, LLC(8)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(10)	5/1/2023	$9,946,741	$9,473,068	$-	0.00%
		Senior Secured First Lien Term Loan C(LIBOR + 5.00%, 1.00% LIBOR Floor)	5/1/2023	1,231,932	1,191,257	-	0.00%
		Revolving Credit Facility (LIBOR + 5.00%, 1.00% LIBOR Floor)(12)	5/1/2023	4,416,555	4,416,555	4,151,562	3.44%
		Equity - 21,562 Class A Units		21,562	-	-	-
				15,616,790	15,080,880	4,151,562	3.44%

Black Angus Steakhouses, LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 9.00%, 1.00% SOFR Floor)	1/31/2024	758,929	758,929	758,929	0.63%
		Senior Secured First Lien Term Loan (SOFR + CSA + 9.00% PIK, 1.00% SOFR Floor)(10)	1/31/2024	8,412,596	7,767,533	1,547,918	1.28%
		Senior Secured First Lien Super Priority Delayed Draw Term Loan (SOFR + CSA + 9.00%, 1.00% SOFR Floor)	1/31/2024	1,500,000	1,500,000	1,500,000	1.24%
		Equity - 17.92% Membership Interest		-	-	-	0.00%
				10,671,525	10,026,462	3,806,847	3.15%

Kemmerer Operations, LLC(8)	Metals & Mining	Senior Secured First Lien Term Loan(15.00% PIK)	6/21/2023	2,378,510	2,378,510	2,378,510	1.97%
		Equity - 6.78 Common Units		7	962,717	694,702	0.57%
				2,378,517	3,341,227	3,073,212	2.54%

US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Equity - 33,300 Preferred Units		33,300	2,137,315	1,282,571	1.06%
				33,300	2,137,315	1,282,571	1.06%

Subtotal Affiliated Investments				$28,700,132	$30,585,884	$12,314,192	10.19%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2022

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Controlled Investments:(7)
FlexFIN, LLC	Services: Business	Equity Interest		$47,136,146	$47,136,146	$47,136,146	39.01%
				47,136,146	47,136,146	47,136,146	39.01%

NVTN LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)	12/31/2024	7,309,885	7,309,885	7,192,927	5.95%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(10)	12/31/2024	19,561,424	13,916,082	3,697,109	3.06%
		Senior Secured First Lien Term Loan C(LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(10)	12/31/2024	13,199,860	7,570,056	-	0.00%
		Equity - 1,000 Class A Units		9,551,135	9,550,924	-	0.00%
				49,622,304	38,346,947	10,890,036	9.01%

Subtotal Control Investments				$96,758,450	$85,483,093	$58,026,182	48.02%

	Total Investments, September 30, 2022			$234,610,363	$263,447,894	$192,956,649	154.79%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2022

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.
(2)	Par amount is presented for debt investments and the amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted.
(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $(69,642,639).
The tax cost basis of investments is $262,599,288 as of September 30, 2022.
(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $120,845,408 as of September 30, 2022.
(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)	The investment has an unfunded commitment as of September 30, 2022 (see Note 8), and fair value includes the value of any unfunded commitments.
(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.
(10)	The investment was on non-accrual status as of September 30, 2022.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2022, 17.24% of the Company’s portfolio investments were non-qualifying assets.
(12)	This investment earns 0.50% commitment fee on all unused commitment as of June 30, 2022, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(13)	This investment represents a Level 1 security in the ASC 820 table as of June 30, 2022 (see Note 4).
(14)	This investment represents a Level 2 security in the ASC 820 table as of June 30, 2022 (see Note 4).
(15)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 4.743% spread on 9/30/2025.
(16)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 5.29% spread on 9/27/2027.
(17)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 5.64% spread on 8/15/2024.
(18)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 6.429% spread on 1/15/2025.
(19)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.345% spread on 3/31/2025.
(20)	Credit Spread Adjustment (“CSA”)

See accompanying notes to consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2021

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments:

Alpine SG, LLC (8)	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	$4,715,808	$4,715,809	$4,715,809	3.29%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	472,087	472,087	472,087	0.33%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.75% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	2,277,293	2,277,293	2,277,293	1.58%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	4,174,037	4,107,317	4,174,037	2.90%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	2,999,802	2,946,540	2,999,802	2.09%
		Senior Secured Incremental First Lien Term Loan (LIBOR + 6.50% Cash, 1.00% LIBOR Floor)(14)	11/16/2022	1,000,000	982,916	1,000,000	0.70%
				15,639,027	15,501,962	15,639,028	10.89%

Autosplice, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 8.00% Cash & 2.00% PIK, 1.00% LIBOR Floor)(14)	4/30/2022	11,826,036	11,826,036	11,826,036	8.23%
				11,826,036	11,826,036	11,826,036	8.23%

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		1	416,250	-	0.00%
				1	416,250	-	0.00%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		3,434,170	566,475	-	0.00%
				3,434,170	566,475	-	0.00%

Chimera Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 117,310 Class C Preferred Units(17)(20)		117,310	2,884,724	3,019,559	2.10%
				117,310	2,884,724	3,019,559	2.10%

Cleaver-Brooks, Inc.	Manufacturing	7.875% Senior Secured Notes(18)	3/1/2023	9,364,000	9,306,052	9,270,360	6.45%
				9,364,000	9,306,052	9,270,360	6.45%

CM Finance SPV, LLC	Energy: Oil & Gas	Unsecured Debt(10)		101,463	101,463	-	0.00%
				101,463	101,463	-	0.00%

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25% Cash, 1.00% LIBOR Floor)(13)	7/28/2025	2,607,062	2,599,906	2,489,744	1.73%
				2,607,062	2,599,906	2,489,744	1.73%

DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)	11/13/2025	4,912,500	4,912,500	4,863,375	3.39%
		Revolving Credit Facility (LIBOR + 6.25% Cash, 1.00% LIBOR Floor)(14)(16)	11/13/2025	714,286	714,286	707,143	0.49%
				5,626,786	5,626,786	5,570,518	3.88%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2021

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Dividend and Income Fund(11)	Banking, Finance, Insurance & Real Estate	Equity - 87,483 Common Units(17)		87,483	1,281,845	1,275,502	0.89%
				87,483	1,281,845	1,275,502	0.89%

Dream Finders Homes, LLC(11)	Construction & Building	Preferred Equity (8.00% PIK)		4,905,011	4,905,011	4,757,860	3.31%
				4,905,011	4,905,011	4,757,860	3.31%

Footprint Acquisition, LLC	Services: Business	Preferred Equity (8.75% PIK)(10)		4,049,398	4,049,398	2,956,061	2.06%
		Equity - 150 Common Units		150	-	-	0.00%
				4,049,548	4,049,398	2,956,061	2.06%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		380	151,337	-	0.00%
				380	151,337	-	0.00%

Great AJAX Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 253,651 Common Units(17)		253,651	3,316,414	3,421,752	2.38%
				253,651	3,316,414	3,421,752	2.38%

Invesco Mortgage Capital, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 205,000 Class C Preferred Units(17)(21)		205,000	5,035,506	5,217,250	3.63%
				205,000	5,035,506	5,217,250	3.63%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(18)		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

MFA Financial, Inc.	Banking, Finance, Insurance & Real Estate	Equity - 31,692 Class C Preferred Units(17)(24)		31,692	762,171	778,989	0.54%
				31,692	762,171	778,989	0.54%

New York Mortgage Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 165,000 Class E Preferred Units(17)(23)		165,000	4,102,076	4,182,750	2.91%
				165,000	4,102,076	4,182,750	2.91%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(15)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Unsecured Debt (4.50% Cash)(12)	10/2/2023	532,671	532,671	-	0.00%
		Unsecured Debt (4.50% Cash)(12)	4/1/2024	704,762	704,762	-	0.00%
				1,237,433	1,237,433	-	0.00%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2021

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Redwood Services Group, LLC(8)	Services: Business	Revolving Credit Facility (LIBOR + 6.00% Cash, 1.00% LIBOR Floor)(13)(16)	6/6/2023	175,000	175,000	175,000	0.12%
				175,000	175,000	175,000	0.12%

Rithm Capital Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 206,684 Class B Preferred Units(17)(22)		206,684	5,129,170	5,206,370	3.62%
				206,684	5,129,170	5,206,370	3.62%

Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (9.00% Cash)(10)	8/1/2022	233,750	222,544	-	0.00%
				233,750	222,544	-	0.00%

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		700,000	700,000	-	0.00%
				700,000	700,000	-	0.00%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 263,814.43 Class A Units		263,814	263,814	-	0.00%
				263,814	263,814	-	0.00%

Thryv Holdings, Inc.(11)	Services: Business	Senior Secured First Lien Term Loan B (LIBOR + 8.50% Cash, 1.00% LIBOR Floor)(13)	3/1/2026	5,770,000	5,610,988	5,863,763	4.08%
				5,770,000	5,610,988	5,863,763	4.08%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units		5,441	302,464	64,167	0.05%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	6,506	361,667	76,727	0.05%
				11,947	664,131	140,894	0.10%

Walker Edison Furniture Company LLC	Consumer goods: Durable	Equity - 10,244 Common Units		10,244	1,500,000	2,361,242	1.64%
				10,244	1,500,000	2,361,242	1.64%

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.3% Partnership Interest(9)		518,283	518,283	-	0.00%
				518,283	518,283	-	0.00%

Wingman Holdings, Inc. (f/k/a Crow Precision Components, LLC)	Aerospace & Defense	Equity - 350 Common Units		350	700,000	-	0.00%
				350	700,000	-	0.00%

Subtotal Non-Controlled/Non-Affiliated Investments				$75,318,491	$92,214,167	$84,152,678	58.56%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2021

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Affiliated Investments:(6)

1888 Industrial Services, LLC(8)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(10)(14)	9/30/2021(25)	$9,946,741	$9,473,066	$-	0.00%
		Senior Secured First Lien Term Loan B (LIBOR + 8.00% PIK, 1.00% LIBOR Floor)(10)(14)	9/30/2021(25)	25,937,520	19,468,870	-	0.00%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00%, 1.00% LIBOR Floor)(14)	9/30/2021(25)	1,231,932	1,191,257	24,637	0.02%
		Revolving Credit Facility (LIBOR +5.00% PIK, 1.00% LIBOR Floor)(14)(16)	9/30/2021(25)	3,554,069	3,554,069	3,554,069	2.47%
		Equity - 17,493.63 Class A Units		-	-	-	0.00%
				40,670,262	33,687,262	3,578,706	2.49%

Black Angus Steakhouses, LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)	6/30/2022	758,929	758,929	758,929	0.53%
		Senior Secured First Lien Term Loan (LIBOR + 9.00% PIK, 1.00% LIBOR Floor)(10)(13)	6/30/2022	8,412,596	7,767,533	2,279,814	1.59%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 9.00% Cash, 1.00% LIBOR Floor)(13)(16)	6/30/2022	1,500,000	1,500,000	1,500,000	1.04%
				10,671,525	10,026,462	4,538,743	3.16%

Caddo Investors Holdings 1 LLC(11)	Forest Products & Paper	Equity - 6.15% Membership Interest(19)		2,528,826	2,528,826	3,454,786	2.40%
				2,528,826	2,528,826	3,454,786	2.40%

Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 13.50% PIK)(10)(15)	12/31/2021	12,109,957	7,328,568	-	0.00%
		Equity - 12,350,000 Class A Units		12,350,000	-	-	0.00%
				24,459,957	7,328,568	-	0.00%

JFL-NGS Partners, LLC	Construction & Building	Equity - 57,300 Class B Units		57,300	57,300	26,862,813	18.69%
				57,300	57,300	26,862,813	18.69%

JFL-WCS Partners, LLC	Environmental Industries	Equity - 129,588 Class B Units		129,588	129,588	8,099,949	5.64%
				129,588	129,588	8,099,949	5.64%

Kemmerer Operations, LLC(8)	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2023	2,381,985	2,381,985	2,360,547	1.64%
		Senior Secured First Lien Delayed Draw Term Loan (15.00% PIK)(16)	6/21/2023	163,915	163,915	162,441	0.11%
		Equity - 6.7797 Common Units		7	962,717	553,746	0.39%
				2,545,907	3,508,617	3,076,734	2.14%

Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan A (LIBOR + 9.50% Cash, 1.00% LIBOR Floor)(10)(13)	10/11/2021	5,805,894	5,805,894	2,249,835	1.57%
		Senior Secured First Lien Term Loan B (LIBOR + 13.00% PIK, 1.00% LIBOR Floor)(10)(13)	10/11/2021	7,646,823	6,483,741	-	0.00%
		Warrants - 7.68% of Outstanding Equity		123,867	499,751	-	0.00%
				13,576,584	12,789,386	2,249,835	1.57%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2021

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
URT Acquisition Holdings Corporation	Services: Business	Warrants		28,912	-	920,000	0.64%
				28,912	-	920,000	0.64%

US Multifamily, LLC (11)	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (10.00% Cash)	12/31/2022	2,577,418	2,577,418	2,577,418	1.79%
		Equity - 33,300 Preferred Units		33,300	3,330,000	2,236,261	1.56%
				2,610,718	5,907,418	4,813,679	3.35%

Subtotal Affiliated Investments				$97,279,579	$75,963,427	$57,595,245	40.08%

Controlled Investments:(7)

FlexFIN LLC	Services: Business	Equity Interest		$2,500,000	$2,500,000	$2,500,000	1.74%
				2,500,000	2,500,000	2,500,000	1.74%

NVTN LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(10)(13)(16)	12/31/2024	6,565,875	6,565,875	6,414,860	4.47%
		Senior Secured First Lien Super Priority DDTL (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(13)(16)	12/31/2024	1,000,000	998,150	977,000	0.68%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(10)(13)	12/31/2024	14,963,195	12,305,096	-	0.00%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(10)(13)	12/31/2024	10,014,223	7,570,054	-	0.00%
		Equity - 787.4 Class A Units		9,550,922	9,550,922	-	0.00%
				42,094,215	36,990,097	7,391,860	5.15%

Subtotal Control Investments				$44,594,215	$39,490,097	$9,891,860	6.89%

Total Investments, September 30, 2021				$217,192,285	$207,667,691	$151,639,783	105.53%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2021

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.
(2)	Par amount is presented for debt investments and the amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted.
(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $55,318,330.
The tax cost basis of investments is $206,958,113 as of September 30, 2021.
(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $143,693,981 as of September 30, 2021.
(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)	The investment has an unfunded commitment as of September 30, 2021 (see Note 8), and fair value includes the value of any unfunded commitments.
(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.
(10)	The investment was on non-accrual status as of September 30, 2021.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2021, 20.18% of the Company’s portfolio investments were non-qualifying assets.
(12)	Security is non-income producing.
(13)	The interest rate on these loans is subject to the greater of a London Interbank Offering Rate (“LIBOR”) floor, or 1 month LIBOR plus a base rate. The 1 month LIBOR as of September 30, 2021 was 0.08%.
(14)	The interest rate on these loans is subject to the greater of a LIBOR floor, or 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2021 was 0.13%.
(15)	The interest rate on these loans is subject to 3 month LIBOR plus a base rate. The 3 month LIBOR as of September 30, 2021 was 0.13%.
(16)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2021, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(17)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2021 (see Note 4).
(18)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2021 (see Note 4).
(19)	As a practical expedient, the Company uses net asset value (“NAV”) to determine the fair value of this investment.
(20)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 4.743% spread on 9/30/2025.
(21)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.29% spread on 9/27/2027.
(22)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.64% spread on 8/15/2024.
(23)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 6.429% spread on 1/15/2025.
(24)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.345% spread on 3/31/2025.
(25)	The maturity date was extended to May 1, 2023 subsequent to September 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

September 30, 2022

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

September 30, 2022

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

Cash, Restricted Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of September 30, 2022 and 2021, we had $22.8 million and $69.4 million in cash and cash equivalents, respectively, none of which is restricted.

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

September 30, 2022

Revenue Recognition

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. Dividend income, which represents dividends from equity investments and distributions from Taxable Subsidiaries, is recorded on the ex-dividend date and when the distribution is received, respectively.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the years ended September 30, 2022, 2021 and 2020, the Company earned approximately $0.8 million, $0.9 million, $3.8 million in PIK interest, respectively.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. For the years ended September 30, 2022, 2021 and 2020, fee income was approximately $0.4 million, $2.6 million and $0.7 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the year ended September 30, 2020, $0.9 million of the Company’s realized losses were related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. No losses relating to non-cash restructuring transactions occurred during the years ended September 30, 2022 and 2021. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed not collectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At September 30, 2022, certain investments in five portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $5.2 million, or 2.7% of the fair value of our portfolio. At September 30, 2021, certain investments in 9 portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $13.9 million, or 9.2% of the fair value of our portfolio.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

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

The Company has engaged third-party valuation firms (the “Valuation Firms”) to assist it and its Valuation Designee (the Chief Financial Officer) in the valuation of its portfolio investments. The valuation reports generated by the Valuation Firms consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, performance multiples, and movement in yields of debt instruments, among other factors. The Company uses a market yield analysis under the Income Approach or an enterprise model of valuation under the Market Approach, or a combination thereof. In applying the market yield analysis, the value of the Company’s loans is determined based upon inputs such as the coupon rate, current market yield, interest rate spreads of similar securities, the stated value of the loan, and the length to maturity. In applying the enterprise model, the Company uses a waterfall analysis, which takes into account the specific capital structure of the borrower and the related seniority of the instruments within the borrower’s capital structure into consideration. To estimate the enterprise value of the portfolio company, we weigh some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value.

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

September 30, 2022

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

●	our quarterly valuation process generally begins with each portfolio investment being internally valued by a Valuation Firm;

●	Available third-party market data will be reviewed by company personnel designated by the Valuation Designee (“Fair Value Personnel”) and the Valuation Firm.

●	Available portfolio company data and general industry data are then reviewed by the Fair Value Personnel.

●	Preliminary valuation conclusions are then documented and discussed with the Fair Value Personnel.

●	The Valuation Designee then determines the fair value of each investment in the Company’s portfolio in good faith based on such discussions, the Company’s Valuation Policy and the Valuation Firms’ final estimated valuations.

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

September 30, 2022

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There was no provision for federal excise tax for the calendar year ended 2021 accrued at September 30, 2022, for the calendar year ended 2020 accrued at September 30, 2021 and the calendar year ended 2019 accrued at September 30, 2020.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of September 30, 2022 and 2021, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the years ended September 30, 2022, 2021 and 2020, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

As of September 30, 2022 and 2021, the Company had a deferred tax asset of $26.2 million and $22.2 million, respectively, consisting primarily of net operating losses and net unrealized losses on the investments held within its Taxable Subsidiaries. As of September 30, 2022 and 2021, the Company has booked a valuation allowance of $26.2 million and $22.2 million, respectively, against its deferred tax asset.

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

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended September 30, 2022, 2021 and 2020, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of net operating losses and investments in wholly-owned subsidiaries as follows:

	For the Years Ended September 30
	2022	2021	2020
Capital in excess of par value	$3,276,372	$24,688,262	$(1,202,850)
Accumulated undistributed net investment income/(loss)	(3,276,372)	(19,047,396)	1,202,850
Accumulated net realized gain/(loss) from investments	-	(5,640,866)	-

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended September 30, 2022, 2021 and 2020 were as follows:

	For the Years Ended September 30
	2022	2021	2020
Ordinary income	$265,798	$-	$-
Distributions of long term capital gains	-	-	-
Return of capital	-	-	-
Distributions on a tax basis	$265,798	$-	$-

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

For federal income tax purposes, the cost of investments owned at September 30, 2022, 2021 and 2020 were approximately $262.6 million, $206.9 million, and $327.9 million, respectively.

At September 30, 2022, 2021 and 2020, the components of distributable earnings/(accumulated deficits) on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain fee income and organizational expenses, as follows:

	For the Years Ended September 30
	2022	2021	2020
Undistributed ordinary income	$-	$265,798	$-
Accumulated capital and other losses(1)	(485,107,934)	(490,032,788)	(440,538,935)
Other temporary differences	(73,646)	(89,856)	(106,066)
Unrealized appreciation/(depreciation)	(69,376,916)	(55,318,332)	(81,119,823)
Components of distributable earnings/(accumulated deficits) at year end	$(554,558,496)	(545,175,178)	$(521,764,824)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2022, the Company had a long-term capital loss carryforward available to offset future realized capital gains of $482,747,544 and a short-term capital loss carryforward of $2,360,390.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at September 30, 2022. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and applicable state tax authorities.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

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

Note 3. Investments

The composition of our investments as of September 30, 2022 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$128,482	48.7%	$88,248	45.6%
Senior Secured Second Lien Term Loans	2,603	1.0	2,607	1.4
Senior Secured Notes	2,252	0.9	1,659	0.9
Unsecured Debt	182	0.1	-	-
Equity/Warrants	129,929	49.3	100,443	52.1
Total Investments	$263,448	100.0%	$192,957	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At September 30, 2022 and 2021, the total fair value of warrants was $62.6 thousand and $996.7 thousand, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the year ended September 30, 2022, the Company did not acquire any additional warrants in an existing portfolio company. During the year ended September 30, 2021, the Company acquired additional warrants in one existing portfolio company. During the year ended September 30, 2020, the Company had no warrant activity.

Total unrealized depreciation related to warrants for the years ended September 30, 2022, 2021, and 2020 was $299.1 thousand, $981.4 thousand, and $9.6 thousand, respectively, and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2022 (dollars in thousands):

	Fair Value	Percentage

Services: Business	$52,851	27.5%
Hotel, Gaming & Leisure	31,947	16.7
Banking, Finance, Insurance & Real Estate	31,910	16.5
Services: Consumer	21,243	11.0
Construction & Building	17,724	9.1
Automotive	8,075	4.2
Consumer Discretionary	6,208	3.2
High Tech Industries	5,465	2.8
Media: Broadcasting & Subscription	4,220	2.2
Energy: Oil & Gas	4,152	2.2
Packaging	3,361	1.7
Metals & Mining	3,073	1.6
Aerospace & Defense	2,607	1.4
Retail	121	0.1
Total	$192,957	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2021 (dollars in thousands):

	Fair Value	Percentage

Construction & Building	$31,619	20.8%
Banking, Finance, Insurance & Real Estate	27,916	18.4
High Tech Industries	21,210	14.0
Services: Business	12,415	8.2
Automotive	11,967	7.9
Hotel, Gaming & Leisure	11,931	7.9
Manufacturing	9,270	6.1
Environmental Industries	8,100	5.3
Energy: Oil & Gas	3,579	2.4
Forest Products & Paper	3,455	2.3
Metals & Mining	3,077	2.0
Aerospace & Defense	2,490	1.6
Consumer goods: Durable	2,361	1.6
Healthcare & Pharmaceuticals	2,250	1.5
Total	$151,640	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at September 30, 2022 (dollars in thousands):

	Fair Value	Percentage
Northeast	$92,939	48.2%
Southeast	51,797	26.8
West	20,196	10.5
Midwest	16,023	8.3
Southwest	6,288	3.3
Mid-Atlantic	265	0.1
Other(1)	5,449	2.8
Total	$192,957	100.0%

(1)	As of September 30, 2022, the Company has an investment in U.S. dollars in a foreign based company.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

The following table shows the portfolio composition by geographic location at fair value at September 30, 2021 (dollars in thousands):

	Fair Value	Percentage
Northeast	$54,211	35.8%
West	44,030	29.0
Southeast	28,887	19.0
Southwest	17,418	11.5
Midwest	7,094	4.7
Total	$151,640	100.0%

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the years ended September 30, 2022 and 2021 were as follows:

Name of Investment(3)(4)	Type of Investment	Fair Value at September 30, 2021	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2022	Earned Income
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan B	$-	$-	$-	$19,468,870	$(19,468,870)	$-	$-
	Senior Secured First Lien Term Loan C	24,639	-	-	(24,639)	-	-	79,084
	Revolving Credit Facility	3,554,069	862,486	-	(264,993)	-	4,151,562	235,755
	Equity	-	-	-	-	-	-	-
Black Angus Steakhouses,LLC	Senior Secured First Lien Delayed Draw Term Loan	758,929	-	-	-	-	758,929	79,375
	Senior Secured First Lien Term Loan	2,279,814	-	-	(731,896)	-	1,547,918	-
	Senior Secured First Lien Super Priority DDTL	1,500,000	-	-	-	-	1,500,000	156,885
	Equity	-	-	-	-	-	-	-
Caddo Investors Holdings 1 LLC	Equity	3,454,786	(3,448,219)	-	(925,960)	919,393	-	-
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	-	(4,910,671)	-	7,328,568	(2,417,897)	-	12
JFL-NGS Partners, LLC	Equity	26,862,813	(26,807,520)	-	(26,805,513)	26,750,220	-	-
JFL-WCS Partners, LLC	Equity	8,099,949	(8,084,639)	-	(7,970,361)	7,955,051	-	-
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,360,547	(3,475)	-	21,438	-	2,378,510	368,331
	Senior Secured First Lien Delayed Draw Term Loan	162,441	(163,915)	-	1,474	-	-	6,601
	Equity	553,746	-	-	140,956	-	694,702	-
Path Medical, LLC	Senior Secured First Lien Term Loan A	2,249,835	(2,460,448)	-	3,556,057	(3,345,444)	-	(1,693)
	Senior Secured First Lien Term Loan B	-	-	-	6,483,741	(6,483,741)	-	(2,974)
	Warrants	-	-	-	499,751	(499,751)	-	-
URT Acquisition Holdings Corporation	Warrants	920,000	(1,000,000)	-	(920,000)	1,000,000	-	-
US Multifamily, LLC	Senior Secured First Lien Term Loan	2,577,416	(2,577,418)	-	2	-	-	93,338
	Equity	2,236,261	(1,192,685)	-	238,995	-	1,282,571	-
Total Affiliated Investments		$57,595,245	$(49,786,504)	$-	$96,490	$4,408,961	$12,314,192	$1,014,714

Name of Investment(3)(4)	Type of Investment	Fair Value at September 30, 2021	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2022	Earned Income
Controlled Investments
FlexFIN, LLC	Equity Interest	$2,500,000	$44,636,146	$-	$-	$-	$47,136,146	$3,505,220
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	6,414,860	744,010	-	34,057	-	7,192,927	1,124,346
	Super Priority Senior Secured First Lien Term Loan	977,000	(1,000,000)	-	21,150	1,850	-	173,822
	Senior Secured First Lien Term Loan B	-	1,610,990	-	2,086,119	-	3,697,109	-
	Senior Secured First Lien Term Loan C	-	-	-	-	-	-	-
	Equity	-	-	-	-	-	-	-
Total Controlled Investments		$9,891,860	$45,991,146	$-	$2,141,326	$1,850	$58,026,182	$4,803,388

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2020	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/ (Loss)	Fair Value at September 30, 2021	Income Earned

Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan A	$-	$-	$-	$-	-	$-	$-
	Senior Secured First Lien Term Loan B	-	-	-	-	-	-	-
	Senior Secured First Lien Term Loan C	1,166,763	-	-	(1,142,124)	-	24,639	93,832
	Revolving Credit Facility	3,554,069	-	-	-	-	3,554,069	219,687
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	1,110,563	(1,239,334)	-	7,335,819	(7,207,048)	-	-
	Preferred Equity Series A	-	-	-	1,600,000	(1,600,000)	-	-
	Preferred Equity Series AA	-	-	-	800,000	(800,000)	-	-
	Preferred Equity Series AAA	-	-	-	971,200	(971,200)	-	-
Black Angus Steakhouses,LLC	Senior Secured First Lien Delayed Draw Term Loan	758,929	-	-	-	-	758,929	76,947
	Senior Secured First Lien Term Loan	5,047,557	-	-	(2,767,743)	-	2,279,814	-
	Senior Secured First Lien Super Priority DDTL	-	1,500,000	-	-	-	1,500,000	125,262
Caddo Investors Holdings 1 LLC	Equity	2,990,776	-	-	464,010	-	3,454,786	-
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	905,116	(820,278)	-	(408,709)	323,871	-	-
JFL-NGS Partners, LLC	Preferred Equity A-2	1,795,034	(2,110,987)	-	-	315,953	-	(16,377)
	Preferred Equity A-1	232,292	-	-	-	(232,292)	-	(2,119)
	Equity	38,780,067	-	-	(11,917,254)	-	26,862,813	-
JFL-WCS Partners, LLC	Preferred Equity Class A	1,310,649	(1,330,460)	-	-	19,811	-	(53,623)
	Equity	4,535,580	-	-	3,564,369	-	8,099,949	-
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,051,705	330,280	-	(21,438)	-	2,360,547	330,418
	Senior Secured First Lien Delayed Draw Term Loan	515,699	(351,784)	-	(1,474)	-	162,441	54,849
	Equity	962,717	-	-	(408,971)	-	553,746	-
Path Medical, LLC	Senior Secured First Lien Term Loan A	5,905,080	(99,186)	-	(3,556,059)	-	2,249,835	105,026
	Senior Secured First Lien Term Loan B	6,794,514	(137,017)	-	(6,678,337)	20,840	-	2,974
URT Acquisition Holdings Corporation	Unsecured Debt	-	(2,609,589)	2,567,929	-	41,660	-	168,642
	Warrants	-	-	-	920,000	-	920,000	-
US Multifamily, LLC	Senior Secured First Lien Term Loan	5,123,913	(2,546,497)	-	-	-	2,577,416	322,095
	Equity	1,332,000	-	-	904,261	-	2,236,261	-
Total Affiliated Investments		$84,873,023	$(9,414,852)	$2,567,929	$(10,342,450)	$(10,088,405)	$57,595,245	$1,427,613

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

Name of Investment(3)	Type of Investment	Fair Value at September 30, 2021	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2022	Income Earned
Controlled Investments
FlexFin LLC	Secured Debt	-	2,500,000	-	-	-	2,500,000	75,000
MCC Senior Loan Strategy JV I LLC(1)(2)	Equity	41,018,500	(39,739,929)	-	38,869,000	(40,147,571)	-	-
NVTN LLC	Senior Secured First Lien Term Loan	4,530,078	-	-	1,884,782	-	6,414,860	-
	Super Priority Senior Secured First Lien Term Loan	2,000,000	(1,000,000)	-	(25,776)	2,776	977,000	-
Total Controlled Investments		$47,548,578	$(38,239,929)	$-	$40,728,006	$(40,144,795)	$9,891,860	$75,000

(1)	The Company and GALIC were the members of MCC JV, a joint venture formed as a Delaware limited liability company that was not consolidated by either member for financial reporting purposes. The members of MCC JV made capital contributions as investments by MCC JV were completed, and all portfolio and other material decisions regarding MCC JV were submitted to MCC JV’s board of managers, which was comprised of an equal number of members appointed by each of the Company and GALIC. Approval of MCC JV’s board of managers required the unanimous approval of a quorum of the board of managers, with a quorum consisting of equal representation of members appointed by each of the Company and GALIC. Because management of MCC JV was shared equally between the Company and GALIC, the Company did not have operational control over MCC JV for purposes of the 1940 Act or otherwise. On October 8, 2020, the Company, GALIC, MCC JV, and an affiliate of Golub entered into a Membership Interest Purchase Agreement pursuant to which a fund affiliated with and managed by Golub concurrently purchased all of the Company’s interest in MCC JV and all of GALIC’s interest in MCC JV.
(2)	Amount of income earned represented distributions from MCC JV to the Company and is a component of dividend income, net of provisional taxes in the Consolidated Statements of Operations.
(3)	The par amount and additional detail are shown in the Consolidated Schedule of Investments.
(4)	Securities with a zero value at the beginning and end of the period, and those that had no transaction activity were excluded from the roll forward.

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the years ended September 30, 2022, 2021 and 2020. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the years ended September 30, 2022, 2021 and 2020.

Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company evaluated and determined that it had one subsidiary, FlexFIN, LLC, that is deemed to be a “significant subsidiary” as of September 30, 2022. In accordance with Rule 3-09, separate audited financial statements of FlexFIN, LLC for the year ended September 30, 2022 are being filed herewith as Exhibit 99.2.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

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

Below is certain summarized financial Information for MCC JV for the year ended September 30, 2020:

For the Years Ended September 30
2020
Selected Consolidated Statement of Operations Information:
Total revenues	$15,727,674
Total expenses	(9,346,799)
Net unrealized appreciation/(depreciation)	(8,203,330)
Net realized gain/(loss)	(12,851,425)
Net income/(loss)	$(14,673,880)

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2022 (dollars in thousands):

	Fair Value Hierarchy as of September 30, 2022
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$13,996	$74,252	$88,248
Senior Secured Second Lien Term Loans	-	-	2,607	2,607
Senior Secured Notes	-	1,659	-	1,659
Unsecured Debt	-	-	-	-
Equity/Warrants	24,750	5,877	69,816	100,443
Total	$24,750	$21,532	$146,675	$192,957

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended September 30, 2022 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Secured Debt		Unsecured Debt	Equities/ Warrants(1)		Total
Balance as of September 30, 2021	$61,934	$2,490	$2,500		$-	$48,889		$115,813
Purchases and other adjustments to cost	59,179	-	-		-	71,111		130,290
Sales	(58,333)	-	-		(1,280)	(52,938)		(112,551)
Net realized gains/(losses) from investments	(23,917)	-	-		(99)	36,101		12,085
Net unrealized gains/(losses)	35,189	117	(2,500	)(1)	1,379	(33,347	)(1)	838
Transfer in/(out)	200	-	-		-	-		200
Balance as of September 30, 2022	$74,252	$2,607	$-		$-	$69,816		$146,675

(1)	FlexFIN, LLC was reclassed as an Equity from Secured Debt during the quarter ended December 31, 2021.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

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

Net change in unrealized gain (loss) for the years ended September 30, 2022 and 2021 included in earnings related to investments still held as of September 30, 2022 and 2021 was approximately $(2.5) million and $(24.3) million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended September 30, 2022, $5,248 (in thousands) of investments were transferred out of Level 3 and $1,923 (in thousands) of investments were transferred into Level 3. During the year ended September 30, 2021, none of our investments transferred into or out of Level 3.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2022 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien Term Loans	$65,428	Market Approach	Market Yield	8.50% - 24.0% (10.57%)
Senior Secured First Lien Term Loans	3,807	Market Approach	EBITDA Multiple	4.0x - 5.0x (4.5x)
Senior Secured First Lien Term Loans	4,152	Market Approach	Revenue Multiple	0.2x - 0.3x (2.5x)
Senior Secured First Lien Term Loans	865	Market Approach	Market Spread	5.75% - 6.25% (6.00%)

Senior Secured Second Lien Term Loans	2,607	Market Approach	EBITDA Multiple	9.0x - 10.0x (9.5x)

Equity/Warrants	47,138	Cost Approach	Replacement Cost	N/A
Equity/Warrants	11,444	Market Approach	EBITDA Multiple	2.0x - 21.0x (17.4x)
Equity/Warrants	9,951	Market Approach	Market Yield	8.50% - 13.25% (12.75%)
Equity/Warrants	1,283	Market Approach	Sum of the Parts/Estimated Proceeds	8.1x - 11.4x (9.8x)
Total	$146,675

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

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

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks through calendar year ended 2022. The Earnout and AMI were initially recorded with an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of September 30, 2022 and September 30, 2021, the Company deemed the contingent consideration to be uncollectible.

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

As of September 30, 2022, the Company’s asset coverage was 255.0% after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

As of September 30, 2021, the Company’s asset coverage was 285.6% after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

The Company’s outstanding debt excluding debt issuance costs as of September 30, 2022 and 2021 was as follows (dollars in thousands):

	September 30, 2022				September 30, 2021
	Aggregate Principal Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Available	Principal Amount Outstanding	Carrying Value	Fair Value
2023 Notes	$22,522	$22,522	$22,483	$22,378	$77,847	$77,847	$77,434	$79,092
2028 Notes	57,500	57,500	55,480	50,255	-	-	-	-
Total debt	$80,022	$80,022	$77,963	$72,633	$77,847	$77,847	$77,434	$79,092

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

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

2028 Notes

On November 9, 2021, the Company entered into an underwriting agreement, by and between the Company and Oppenheimer & Co. Inc., as representative of the several underwriters, in connection with the issuance and sale (the “Offering”) of $57,500,000 (including the underwriters’ option to purchase up to $7,500,000 aggregate principal amount) in aggregate principal amount of its 5.25% Notes that mature on November 1, 2028 (the “2028 Notes” and collectively with the 2023 Notes, the “Notes”). The Offering occurred on November 15, 2021, pursuant to the Company’s effective shelf registration statement on Form N-2 previously filed with the SEC. Effective November 16, 2021, the 2028 Notes began trading on the NASDAQ Global Market under the trading symbol “PFXNZ.”

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

Fair Value of Debt Obligations

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of September 30, 2022 and September 30, 2021, the Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4.

Debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As of September 30, 2022 and September 30, 2021, debt issuance costs related to the Notes were as follows (dollars in thousands):

	September 30, 2022			September 30, 2021
	2023 Notes	2028 Notes	Total	2023 Notes	Total
Total debt issuance costs	$3,102	$2,311	$5,413	$3,102	$3,102
Amortized debt issuance costs	3,063	291	3,354	2,689	$2,689
Unamortized debt issuance costs	$39	$2,020	$2,059	$413	$413

For the years ended September 30, 2022, 2021 and 2020, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the Years Ended September 30
	2022	2021	2020
2021 Notes Interest	$-	$668	$4,811
2023 Notes Interest	1,749	4,768	4,768
2023 Notes Premium	-	(3)	(3)
2028 Notes Interest	2,996	-	-
Israeli Notes Interest	-	-	2,486
Amortization of debt issuance costs	368	367	2,873
Total	$5,113	$5,800	$14,935
Weighted average stated interest rate	6.0%	7.0%	6.4%
Weighted average outstanding balance	$85,398	$82,930	$189,039

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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

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

On November 18, 2020, the Board approved the adoption of an internalized management structure effective January 1, 2021. The new management structure replaces the current Investment Management and Administration Agreements with MCC Advisors LLC, which expired on December 31, 2020. To lead the internalized management team, the Board approved the appointment of David Lorber, who had served as an independent director of the Company since April 2019, as Chief Executive Officer, and Ellida McMillan as Chief Financial Officer of the Company, each effective January 1, 2021. In connection with his appointment, Mr. Lorber stepped down from the Compensation Committee of the Board, the Nominating and Corporate Governance Committee of the Board, and the Special Committee of the Board.

Base Management Fee

Through December 31, 2020, for providing investment advisory and management services to us, MCC Advisors received a base management fee. The base management fee was calculated at an annual rate of 1.75% (0.4375% per quarter) of up to $1.0 billion of the Company’s gross assets and 1.50% (0.375% per quarter) of any amounts over $1.0 billion of the Company’s gross assets and was payable quarterly in arrears. The base management fee was calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. For the years ended September 30, 2021 and 2020, the Company incurred base management fees to MCC Advisors of $1.1 million and $6.4 million, respectively. Since January 1, 2021, the Company no longer incurs management fees under its current internalized structure.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

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

For the years ended September 30, 2022, 2021, and 2020, the Company did not incur any incentive fees on net investment income because pre-incentive fee net investment income did not exceed the hurdle amount under the formula set forth in the Investment Management Agreement. The Investment Management Agreement terminated as of December 31, 2020, and the Company no longer incurs incentive fees under the Investment Management Agreement as a result.

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. Pursuant to the administration agreement, MCC Advisors furnished us with office facilities and equipment, clerical, bookkeeping, recordkeeping and other administrative services related to the operations of the Company. We reimbursed MCC Advisors for our allocable portion of overhead and other expenses incurred by it performing its obligations under the administration agreement, including rent and our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. From time to time, our administrator was able to pay amounts owed by us to third-party service providers and we would subsequently reimburse our administrator for such amounts paid on our behalf. In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services (“U.S. Bancorp”). A U.S. Bancorp affiliate also served as the Company’s custodian. The Company’s administrative and custodial relationship with U.S. Bancorp terminated on August 9, 2022. SS&C Technologies, Inc. (“SS&C”) has since served as administrator of the Company and has provided the Company with fund accounting and financial reporting services pursuant to the services agreement with the Company. Effective September 12, 2022, Computershare Trust Company, N.A. (“Computershare”) serves as custodian for the Company pursuant to its Loan Administration and Custodial Agreement with the Company. For the years ended September 30, 2022, 2021 and 2020, we incurred $0.3 million, $0.6 million, and $2.2 million in administrator expenses, respectively.

As of September 30, 2022 and 2021, $0.1 million and $0.1 million, respectively, were included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

September 30, 2022

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

In connection with the approval of the CIP, the Compensation Committee approved awards for the three year performance period commencing on January 1, 2022 and ending on December 31, 2024. Each participant is eligible to receive an amount of cash equal to 0%-200% of the target award set forth in the table below (“Target Performance Award”), based on the achievement of net asset value (“NAV”) and NAV per share goals (weighted at 30% and 70%, respectively) as of the end of the performance period (the “Performance Goals”). Performance is evaluated separately for each Performance Goal. No payment is made with respect to a Performance Goal if a threshold level of performance is not achieved. Each Performance Goal is subject to (i) a threshold level of performance at which 50% of the Target Performance Award attributable to that Performance Goal may be paid and below which no payment is made pursuant to an Award, (ii) a target level of performance at which 100% of the Target Performance Award attributable to that Performance Goal may be paid and (iii) a maximum level of performance, at which 200% of the Target Performance Award attributable to that Performance Goal may be paid, in each case subject to such other terms and conditions of an Award. Between threshold, target and maximum performance levels for each Performance Goal, the portion of that Award attributed to the Performance Goal shall be interpolated in a linear progression. During the year ended September 30, 2022, no accrual was recorded for this plan.

The Target Performance Award for each executive officer is set forth in the table below:

Name and Title	Dollar Value of Target Award
David Lorber, Chairman of the Board and Chief Executive Officer	$890,000
Ellida McMillan, Chief Financial Officer	380,000

Note 7. Related Party Transactions

Due to Affiliate

Due to affiliate at September 30, 2021 consisted of funds received by the Company on behalf of an affiliate.

Due from Affiliates

Due from affiliates at September 30, 2022 consists of certain legal and general and administrative expenses paid by the Company on behalf of two affiliates.

Note 8. Commitments

Insurance Reimbursements Related to Professional Fees

The Company has received insurance proceeds under its insurance policy primarily relating to the legal expenses associated with the dismissed stockholder class action, captioned as FrontFour Capital Group LLC, et al. v Brook Taube et al. During the years ended September 30, 2022, 2021 and 2020, the Company received insurance proceeds of $0, $2.1 million and $6.1 million, respectively. The reimbursements have been recorded as an offset or reduction in professional fees and expenses on the Consolidated Statements of Operations.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

Unfunded commitments

As of September 30, 2022 and 2021, we had commitments under loan and financing agreements to fund up to $6.0 million to six portfolio companies and $4.9 million to six portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2022 and 2021 is shown in the table below (dollars in thousands):

	September 30, 2022	September 30, 2021
SS Acquisition, LLC (dba Soccer Shots Franchising) - Senior Secured First Lien Delayed Draw Term Loan	$4,000	$-
Kemmerer Operations, LLC - Senior Secured First Lien Delayed Draw Term Loan	908	908
1888 Industrial Services, LLC - Revolving Credit Facility	216	1,078
Secure Acquisition Inc. (dba Paragon Films) - Senior Secured First Lien Delayed Draw Term Loan	517	-
NVTN LLC - Senior Secured First Lien Delayed Draw Term Loan	220	220
Black Angus Steakhouses, LLC Senior Secured First Lien Super Priority Delayed Draw Term Loan	167	167
Redwood Services Group, LLC - Revolving Credit Facility	-	1,575
Alpine SG, LLC - Revolving Credit Facility	-	1,000
Total unfunded commitments	$6,028	$4,948

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

Total operating lease cost incurred by PhenixFIN for the year ended September 30, 2022 was $129,552. During the year ended September 30, 2021, the Company made a security deposit of $72,000 and prepaid rent of $12,000 and no operating lease costs were incurred. As of September 30, 2022 and 2021, the asset related to the operating lease was $513,142 and $613,500, respectively, and is included in the Other assets balance on the Consolidated Balance Sheet. The lease liability was $570,695 and $613,500, respectively, and is included in the Other liabilities balance on the Consolidated Balance Sheet. As of September 30, 2022 and 2021, the remaining lease term was approximately four and five years, respectively, and the implied borrowing rate was 5.25% for each of the respective periods.

The following table shows future minimum payments under PhenixFIN’s operating lease as of September 30, 2022:

For the Years Ended September 30,	Amount
2023	$147,960
2024	152,399
2025	156,971
2026	161,680
2027	27,417
Thereafter	-
646,427
Difference between undiscounted and discounted cash flows	(75,732)
$570,695

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

Note 9. Fee Income

Fee income consists of origination/closing fees, amendment fees, prepayment penalty and other miscellaneous fees which are non-recurring in nature, as well as administrative agent fees, which are recurring in nature. The following table summarizes the Company’s fee income for the years ended September 30, 2022, 2021 and 2020 (dollars in thousands):

	For the Years Ended September 30
	2022	2021	2020
Administrative agent fee	$94	$414	$192
Prepayment fee	235	-	139
Amendment fee	4	94	171
Other fees	87	2,059	90
Origination fee	-	-	101
Fee income	$420	$2,567	$693

Note 10. Directors Fees

For each of calendar year 2021 and 2022, the Company’s independent directors each receive an annual fee of $100,000. In addition, the lead independent director receives an annual retainer of $30,000; the chair of the Audit Committee receives an annual retainer of $25,000, and each of its other members receives an annual retainer of $12,500; and the chairs of the Nominating and Corporate Governance Committee and of the Compensation Committee each receive an annual retainer of $15,000 and each of the other members of these committees receive annual retainers of $8,000. The Company’s independent directors also receive a fee of $3,000 for each board meeting and $2,500 for each committee meeting that they attend. For calendar year 2020, the Company’s independent directors each received an annual fee of $90,000. They also received $3,000, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting, and $2,500, plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Audit Committee, Nominating and Corporate Governance Committee, Transition Committee and Compensation Committee meeting. The chair of the Audit Committee received an annual fee of $25,000 and the chair of the Nominating and Corporate Governance Committee and the Compensation Committee received an annual fee of $10,000 for their additional services in these capacities. In addition, other members of the Audit Committee received an annual fee of $12,500, and other members of the Nominating and Corporate Governance Committee and the Compensation Committee received an annual fee of $6,000.

No board service compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the years ended September 30, 2022, 2021 and 2020, the Company recognized $0.7 million, $1.0 million, and $1.5 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of September 30, 2022, 2021 and 2020.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the years ended September 30, 2022, 2021 and 2020 (dollars in thousands, except share and per share amounts):

	For the Years Ended September 30
	2022	2021	2020
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$(6,107)	$1,278	$(65,813)
Weighted average shares of common stock
outstanding - basic and diluted	2,323,601	2,677,891	2,723,709
Earnings (loss) per share of common stock - basic and diluted	$(2.63)	$0.48	$(24.16)

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended September 30, 2022, 2021, 2020, 2019 and 2018:

	For the Years Ended September 30
	2022	2021	2020	2019	2018
Per share data
Net Asset Value per share at Beginning of Period	$57.08	$55.30	$79.46	$117.92	$169.04

Results of Operations:
Net Investment Income/(Loss)(1)	1.48	6.92	(1.00)	(7.66)	4.55
Net Realized Gain/(Loss) on Investments	2.24	(15.86)	(18.35)	(41.18)	(32.76)
Net Unrealized Gain/(Loss) on Investments	(6.22)	9.47	(3.90)	14.13	(11.82)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	-	-	-	-	0.17
Net loss on extinguishment of debt	(0.13)	(0.05)	(0.91)	(0.75)	(0.87)
Net Increase (Decrease) in Net Assets Resulting from Operations	(2.63)	0.48	(24.16)	(35.46)	(40.73)

Capital Share Transactions
Distributions from net investment income	(0.12)	-	-	(3.00)	(10.40)
Repurchase of common stock under stock repurchase program	3.16	1.30	-	-	-
Other(4)	-	-	-	-	0.01
Net Increase (Decrease) Resulting from Capital Share Transactions	3.04	1.30	-	(3.00)	(10.39)
Net Asset Value per share at End of Period	$57.49	$57.08	$55.30	$79.46	$117.92

Net Assets at End of Period	120,845,408	$143,693,981	$150,619,517	$216,432,530	$321,178,727
Shares Outstanding at End of Period	2,102,129	2,517,221	2,723,709	2,723,709	2,723,709

Per share market value at end of period	$34.88	$42.90	$17.83	$51.80	$76.40
Total return based on market value(2)	(18.69)%	140.61%	(65.58)%	(29.91)%	(27.82)%
Total return based on net asset value(3)	(15.90)%	(4.60)%	(30.41)%	(29.47)%	(21.29)%
Portfolio turnover rate	69.43%	24.97%	5.66%	11.93%	26.46%

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

The following is a schedule of ratios and supplemental data for the years ended September 30, 2022, 2021, 2020, 2019 and 2018:

Ratios:
Ratio of net investment/(loss) income to average net assets after waivers, discounts and reimbursements(5)	2.55%	12.44%	(1.64)%	(7.96)%	3.37%
Ratio of total expenses to average net assets after waivers, discounts and reimbursements(5)	9.02%	9.26%	14.64%	25.62%	14.77%
Ratio of incentive fees to average net assets after waivers(5)	0.00%	0.00%	0.00%	0.00%	0.00%

Supplemental Data:
Ratio of net operating expenses and credit facility related expenses to average net assets(5)(11)	9.02%	9.26%	15.07%	25.62%	14.77%
Percentage of non-recurring fee income(6)	2.70%	7.94%	2.33%	4.29%	5.78%
Average debt outstanding(7)	85,397,690	82,930,098	189,038,998	347,991,878	451,590,779
Average debt outstanding per common share	36.75	30.97	69.40	127.76	165.80
Asset coverage ratio per unit(8)	2,550	2,856	1,992	1,842	2,126
Total Debt Outstanding(12)
2021 Notes(10)	-	-	74,012,825	74,012,825	74,012,825
2023 Notes	22,521,800	77,846,800	77,846,800	77,846,800	89,846,800
2028 Notes	57,500,000	-	-	-	-
Israeli Notes(9)	-	-	-	105,136,927	121,275,690
SBA Debentures	-	-	-	-	135,000,000

Average market value per unit:
2021 Notes(10)	N/A	N/A	23.61	24.82	25.48
2023 Notes	25.10	24.94	21.68	24.28	25.02
2028 Notes	24.17	N/A	N/A	N/A	N/A
Israeli Notes(9)	N/A	N/A	N/A	254.43	273.95

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

(1)	Net investment income/(loss) excluding management and incentive fee waivers, discounts and reimbursements based on total weighted average common stock outstanding equals $1.48, $6.92, $(3.35), $(7.66), and $4.41 per share for the years ended September 30, 2022, 2021, 2020, 2019, and 2018, respectively.
(2)	Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period.
(3)	Total return is historical and assumes changes in NAV, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period.
(4)	Represents the impact of the different share amounts used in calculating per share data as a result of calculating certain per share data based upon the weighted average basic shares outstanding during the period and certain per share data based on the shares outstanding as of a period end or transaction date.
(5)	For the year ended September 30, 2022, prior to the effect of Expense Support Agreement, the ratio of net investment income/(loss), total expenses, incentive fees, and operating expenses and credit facility related expenses to average net assets is 2.55%, 9.02%, 0.00%, and 9.02%, respectively.
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
As of September 30, 2022, the Company’s asset coverage was 255.0% after giving effect to leverage and therefore the Company’s asset coverage was above 200%, the minimum asset coverage requirement under the 1940 Act.
(9)	During the year ended September 30, 2020, the Israeli Notes were redeemed in full and ceased trading on the TASE on April 14, 2020.
(10)	During the year ended September 30, 2021, the 2021 Notes were redeemed in full and ceased trading on November 20, 2020. The average price for the year ended September 30, 2021 reflects the period from October 1, 2020 through November 20, 2020.
(11)	Excludes incentive fees.
(12)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.

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

The Company did not make any regular distribution payments during the years ended September 30, 2022, 2021 and 2020. A special dividend was declared in the amount of $265,798 on June 24, 2022 payable on July 13, 2022 to Stockholders of record on July 5, 2022.

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements (continued)

September 30, 2022

Note 14. Share Transactions

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program.

On February 9, 2022, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $15 million to $25 million.

The following table sets forth the number of shares of common stock repurchased by the Company at an average price of $38.24 per share under its share repurchase program from February 10, 2021 through September 29, 2022:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
February 2021	13,082	$30.25 - $30.96	$397,384
March 2021	12,241	$30.25 - $34.42	393,938
April 2021	14,390	$33.11 - $34.89	491,469
May 2021	25,075	$34.56 - $39.93	976,440
August 2021	141,700	$41.03 - $42.28	5,944,213
January 2022	7,312	$39.07 - $40.88	293,756
February 2022	170,589	$39.53 - $41.00	6,908,864
March 2022	132,054	$39.24 - $40.57	5,306,885
April 2022	2,942	$39.07 - $41.00	117,758
May 2022	3,391	$37.70 - $39.78	131,338
June 2022	3,515	$37.28 - $39.19	135,063
July 2022	700	$36.40 - $37.23	25,864
August 2022	3,081	$28.24 - $37.79	112,456
September 2022	91,508	$36.80 - $37.50	3,443,845
Total	621,580		$24,679,273

As of September 30, 2022, 94,589 shares were settled and administratively in the process of transferring to treasury. The Company funded additional share repurchases of 300 shares with a total cost of approximately $10,800 on September 30, 2022, which had not settled as of September 30, 2022.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items disclosed herein, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended September 30, 2022.

Under the share repurchase program, the Company repurchased an aggregate of 2,105 shares of common stock through December 15, 2022 with a total cost of approximately $74,000, of which 100 shares with a total cost of approximately $3,000 had not settled as of December 15, 2022.

On December 15, 2022, the Company and its wholly-owned subsidiaries executed a three-year, $50 million revolving credit facility (the “Credit Facility”) with WoodForest Bank, N.A. (“WoodForest”), Valley National Bank, and Axiom Bank, (collectively, the “Lenders”). WoodForest is the administrative agent, sole bookrunner and sole lead arranger. The Company is set to borrow $50 million under the Credit Facility thirty days following execution.

Outstanding loans under the Credit Facility will bear a monthly interest rate at Term SOFR + 2.90%. The Company is also subject to a commitment fee of 0.25%, which shall accrue on the actual daily amount of the undrawn portion of the revolving credit. The Credit Facility contains customary representations and warranties and affirmative and negative covenants. The Credit Facility contains customary events of default for credit facilities of this type, including (without limitation): nonpayment of principal, interest, fees or other amounts after a stated grace period; inaccuracy of material representations and warranties; change of control; violations of covenants, subject in certain cases to stated cure periods; and certain bankruptcies and liquidations. If an event of default occurs and is continuing, the Company may be required to repay all amounts outstanding under the Credit Facility.

In addition, the Company has entered into a Pledge and Security Agreement with the Lenders pursuant to which the Company and its wholly owned subsidiaries have pledged all their assets, including the cash and securities held in the Company’s custodial account with Computershare Trust Company, N.A., as collateral for any borrowings made by the Company pursuant to the Credit Agreement. The Lenders have the typical rights and remedies of a secured lender under the Uniform Commercial Code, including the right to foreclose on the collateral pledged by the Company.

On December 15, 2022, the Company caused notices to be issued to the holders of its 2023 Notes (CUSIP No. 71742W 202; NASDAQ: PFXNL) regarding the Company’s exercise of its option to redeem $22,521,800 in aggregate principal amount of issued and outstanding 2023 Notes, comprising all issued and outstanding 2023 Notes, at a price equal to 100% of the principal amount of the 2023 Notes, plus accrued and unpaid interest thereon from September 30, 2022, through, but excluding, January 17, 2023 in accordance with the terms of the indenture governing the 2023 Notes. The Company expects the redemption to be completed on January 17, 2023. The Company intends to fund the redemption of the 2023 Notes with loans obtained under the Credit Facility, as described earlier in this section. This Form 10-K does not constitute a notice of redemption of the 2023 Notes. A copy of the notice of redemption is attached to this Form 10-K as Exhibit 99.1 and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal controls over financial reporting were effective as of September 30, 2022.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2022.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2022.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

(b) Exhibits:

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.2	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2020).

3.3	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.4	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.5	Amendment No. 1 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 7, 2019).

3.6	Amendment No. 2 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.7	Amendment No. 3 to the Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 16, 2021.)

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

4.2	Indenture, dated February 7, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.2 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-179237), filed on February 13, 2012).

4.3	First Supplemental Indenture, dated March 21, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 21, 2012).

4.4	Second Supplemental Indenture, dated March 18, 2013, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

4.5	Third Supplemental Indenture, dated December 17, 2015, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.6 to the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2 (File No. 333-187324), filed December 17, 2015).

4.6	Description of PhenixFIN Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-258913), filed on October 15, 2021.

10.1	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J.1 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.2	Form of Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.3	Settlement Term Sheet, dated April 15, 2019 (Incorporated by reference to the Current Report on Form 8-K, filed on April 17, 2019).

10.4	Stipulation of Settlement, dated July 29, 2019, by and among Medley Capital Corporation, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, Medley Management Inc., MCC Advisors LLC, Medley LLC and Medley Group LLC, on the one hand, and FrontFour Capital Group LLC and FrontFour Master Fund, Ltd., on behalf of themselves and a class of similarly situated stockholders of Medley Capital Corporation, on the other hand, in connection with the action styled In re Medley Capital Corporation Stockholder Litigation, Cons. C.A. No. 2019-0100-KSJM (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.5	Governance Agreement, dated July 29, 2019, by and among, Medley Capital Corporation, on the one hand, and FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, on the other hand (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.6	Standstill Agreement, dated as of August 19, 2020, by and between the Medley Capital Corporation and Howard Amster and the other persons and entities identified therein (Incorporated by reference to the Current Report on Form 8-K filed on August 21, 2020).

10.7	Fund Accounting Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on December 11, 2020).

10.8	Administration Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on December 11, 2020).

10.9*	Services Agreement, dated August 9, 2022, by and between PhenixFIN Corp. and SS&C Technologies, Inc.

10.10*	Loan Administration and Custodial Agreement, dated September 12, 2022 by and between PhenixFIN Corp. and Computershare Trust Company, N.A.

10.11*	Credit Agreement, dated December 15, 2022 by and between PhenixFIN Corporation and Woodforest National Bank

10.12*	Pledge and Security Agreement, dated December 15, 2022 by and between PhenixFIN Corporation and Woodforest National Bank

14.1	Code of Ethics & Insider Trading Policy of the Registrant (Incorporated by reference to Exhibit 99.R to the Registrant’s Registration Statement on Form N-2 (File No. 333-258913), filed on August 19, 2021.

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Quarterly Report on Form 10-Q filed on February 10, 2022)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1*	Notice of Redemption to the Holders of the 6.125% Senior Notes due 2023, dated December 15, 2022

99.2*	FlexFIN, LLC Audited Financial Statements for the Year Ended September 30, 2022

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 16, 2022

PhenixFIN Corporation

By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer
(Principal Accounting and Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on December 16, 2022.

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