Form 10-K/A
period 2022-09-30
PhenixFIN Corp
filed 2023-01-27
CIK 1490349

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2022 was $56,942,379. The Registrant had 2,097,216.253 shares of common stock, $0.001 par value, outstanding as of January 26, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

PhenixFIN Corporation, a Delaware corporation, or together with its subsidiaries, where applicable, the Company, which may also be referred to as “we”, “us” or “our”, is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, which was filed with the SEC on December 16, 2022 (the “Form 10-K”). The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Form 10-K.

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

Directors

Information regarding the Board of Directors is as follows:
Name, Address, and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director

Interested Directors
David A. Lorber, 44	Chairman Chief Executive Officer	Class I Director since 2019; Term expires 2024	Chairman and Chief Executive Officer of the Company; Co-Founder, Director, Managing Member, and Portfolio Manager of FrontFour Capital; Co-Founder and Principal of FrontFour Capital Corp.	Director of FrontFour Capital and GSR II Meteora Acquisition Corp.

Independent Directors
Arthur S. Ainsberg, 76	Director	Class II Director, since 2011; Term expires 2025	President of Ainsberg Associates
Former director of AG Mortgage Investment Trust; Nomura Securities International, Inc.; Nomura Global Financial Products, Inc.; Nomura Holding America, Inc.; and National Financial Partners Corporation

Howard Amster, 75	Director	Class I Director since 2020; Term expires 2024
President, Pleasant Lake Apts. Corp. (since 1992); Principal and registered representative, investment advisor and financial options and operations principal, Ramat Securities Ltd. (since 1998); Registered Representative, McDonald Partners LLC (2015-July 2020).
Director, Novation Companies, Inc.; Director and member of the Executive Committee of Horizon Group Properties, Inc.
Karin Hirtler-Garvey, 66	Director	Class III Director since 2011; Term expires 2023	See “Other Directorships Held by Director”
Director of ProSight Global Inc.; USAA Federal Savings Bank; VA Capital Management; and Victory Capital Management. Previously director of ARO Liquidation Inc., the successor company to Aeropostale, Inc.; Aeropostale Inc.; Validus Holdings Ltd.; StarStone and Western World Insurance Group

Lowell W. Robinson, 74	Director	Class III Director since 2019; Term expires 2023	See “Other Directorships Held by Director”
Director of the New York Academy of Science; The Jones Group, Inc. Former director of Starboard Value Acquisition Corporation; Aratana Therapeutics, Inc.; EVINE Live Inc. (formerly ShopHQ); Higher One Holdings, Inc.; Barnes and Noble Education.

(1)	The business address of the directors is c/o PhenixFIN Corporation, 445 Park Avenue, 10th Floor, New York, NY 10022.

David A. Lorber is an “interested person” of the Company as defined in the 1940 Act due to his position as Chief Executive Officer of the Company.  He was appointed Chairman of the Board of the Company and Chief Executive Officer effective January 1, 2021. He is a Co-Founder of FrontFour Capital, an investment adviser, and serves as a Portfolio Manager since January 2007. He is also a Co-Founder of FrontFour Capital Corp., an investment adviser, and has been a Principal since January 2011. Previously, Mr. Lorber was a Senior Investment Analyst at Pirate Capital LLC, a hedge fund, from 2003 to 2006. He was an Analyst at Vantis Capital Management LLC, a money management firm and hedge fund, from 2001 to 2003 and an Associate at Cushman & Wakefield, Inc., a global real estate firm, from 2000 to 2001. Mr. Lorber serves as a director of GSR II Meteora Acquisition Corp. (NASDAQ: GSRM), a blank check company formed for the purpose of effecting a business combination with one or more businesses and FrontFour Capital. From May 2013 till April 2022 Mr. Lorber was the Lead Director of Ferro Corporation (NYSE:FOE), a leading producer of specialty materials and chemicals for manufacturers and served as the Chairman of its Governance & Nomination Committee and a member of its Compensation Committee.

Mr. Lorber’s position as Chief Executive Officer of the Company and his significant financial and investment industry background as well as his board experience and corporate governance awareness from his current and past service as a director allow him to provide valuable advice and guidance to our Board.

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

Howard Amster is not an “interested person” of the Company as defined in the 1940 Act. Mr. Amster has been active in the securities industry from 1979, as investor, registered representative, investment advisor, principal, and co-managed a convertible bond hedging and arbitrage department for a major NYSE brokerage firm. His duties included corporate finance, debt restructuring and creditor claims both in and out of bankruptcy, and serving on creditor committees in bankruptcy proceedings. Since 1992, he has been active in real estate as an investor in apartment projects of approximately 900 units in the Cleveland area. Since 2001, he has served as a member of the Board and the Executive Committee and as a major shareholder of Horizon Group Properties Inc., a real estate operating company (formerly a publicly held REIT) owning and managing outlet malls and a shopping center totaling approximately 2 million square feet of space. From 1988 to early 2020, Mr. Amster was a major shareholder and served as a director of Maple Leaf Financial and its subsidiary, Geauga Savings Bank, based in Newbury, OH. He was the chairman of the ALCO Committee, and member of the loan, personnel, and executive committees. In early 2020, the holding company and the bank were acquired by Farmers National Banc Corp. (ticker symbol FMNB).

Mr. Amster has extensive experience in the securities industry, has been both an investment advisor and a proprietary investor and has served as a director of various companies in the financial sector.  He also has a significant investment position in the Company, aligning his interests with stockholders.

Karin Hirtler-Garvey is not an “interested person” of the Company as defined in the 1940 Act. Ms. Hirtler-Garvey serves as a Director of USAA Federal Savings Bank, a privately held consumer bank, where she formerly served as the Compensation Committee Chair from June 2018 to December 2019, and also serves as the Risk Committee Chair since January 2010 and as a member of the Finance and Audit, Risk, and Nominating and Corporate Governance Committees. She also serves as a Director of ProSight Global Holdings Inc., a privately held specialty insurance company, since August 2021 where she chairs the Audit Committee and serves as a member of the Risk Committee. She also serves as a Director of VA Capital Management, a privately held annuities firm, since August 2018, and a Director of Victory Capital Holdings, a publicly traded asset management firm, since October 2014, where she chairs the Audit Committee. Ms. Hirtler-Garvey served as a Director of StarStone, a specialty insurance company, from December 2019 to November 2020, Western World Insurance Group from December 2006 to June 2019, and chaired the Audit Committee from December 2009 to June 2019, and also served as a Member of its Compensation Committee and Pension Committee from April 2011 to September 2014. From August 2017 to August 2018, she served as a Director of Validus Holdings Ltd., the publicly-traded parent company of Western World. Ms. Hirtler-Garvey also served on the board of ARO Liquidation Inc., the successor company to Aeropostale, Inc., where she served as the Chairman of the Board of Directors from February 2012 to May 2016. Ms. Hirtler-Garvey served on the board of Aeropostale from August 2005 to April 2018 where she was the lead independent director and served as a member of the Nominating and Corporate Governance Committee and Chairperson of the Audit Committee. From May 2009 to December 2011, Ms. Hirtler-Garvey was the Chief Risk Executive for Ally Financial Inc. From June 2008 to June 2009, Ms. Hirtler-Garvey also served as a Director for Residential Capital LLC, a subsidiary of GMAC. From March 2005 to December 2008, Ms. Hirtler-Garvey was a principal in a start-up real estate development venture based in New Jersey. From 1995 to 2005, Ms. Hirtler-Garvey held various senior level management positions at Bank of America, including Chief Operating Officer, Global Markets, President of Trust and Credit Banking Products, and Chief Financial Officer/Chief Operating Officer for the Wealth and Investment Management division. Ms. Hirtler-Garvey is a C.P.A.

Ms. Hirtler-Garvey has had a lengthy tenure in the financial services industry, where she has accumulated extensive experience in senior management positions.

Lowell W. Robinson is not an “interested person” of the Company as defined in the 1940 Act.   Mr. Robinson is an experienced executive with over thirty years of senior global strategic, financial, M&A, operational, turnaround and governance experience. From 2007 through 2009, Mr. Robinson served as the Chief Financial Officer and Chief Operating Officer of MIVA, Inc. (formerly NASDAQ:MIVA), an online advertising network, after initially joining the company in 2006 as its Chief Financial Officer and Chief Administrative Officer. Previously, from 2000 to 2002, he served as the Chief Financial Officer and Chief Administrative Officer at HotJobs.com Ltd. (formerly NASDAQ:HOTJ), an online recruiting and job search engine that was sold to Yahoo! Inc. Mr. Robinson was the Chief Financial Officer and Chief Administrative Officer at PRT Group Inc. (formerly NASDAQ:PRTG), a software and IT services company that he helped take public, from 1997 through 1999. Mr. Robinson also previously held senior financial positions at Advo, Inc. (formerly NYSE:AD), a leading direct-mail and marketing services company, Citigroup Inc. (NYSE:C), Uncle Bens Inc., a subsidiary of Mars, Incorporated, and Kraft Foods Inc. (formerly NYSE:KFT). Mr. Robinson served on the Board of Directors of Barnes and Noble Education Inc. (NYSE:BNED) from 2020 to 2022, where he chaired the Audit Committee and was on the Compensation Committee.  He previously served as a director of each of Starboard Value Acquisition Corporation (until its merger with Cyxtera Technologies Inc. (NASDAQ:CYXT) in July 2021), Aratana Therapeutics, Inc. (NASDAQ: PETX), a commercial-stage biopharma company focused on pet products (May 2018 to July 2019) until its sale to Elanco Animal Health, ShopHQ, a digital omnichannel home shopping network (March 2014 to June 2018), Higher One Holdings, Inc. (formerly NYSE:ONE), a financial technology company focused on providing cost-saving solutions (June 2014 to August 2016), The Jones Group, Inc. (formerly NYSE:JNY), an American designer, marketer and wholesaler of branded clothing, shoes and accessories (2005 to April 2014), Independent Wireless One Corp., Diversified Investment Advisors Inc. and Edison Schools Inc. Since September 2018, Mr. Robinson serves on the executive committee and Board of Directors of The New York Academy of Science, a not-for-profit organization dedicated to driving innovative solutions to society’s challenges by advancing scientific research, education and policy. He previously was on the non-profit boards of The Council for Economic Education, The Metropolitan Opera Guild, the Smithsonian Libraries and the University of Wisconsin School of Business, where he currently is on the Advisory Board for its Department of Economics.

Mr. Robinson’s broad diversified expertise in various industries, including financial services, corporate finance, M&A and turnaround experience, as well as his experience serving as a director of numerous public companies makes him well qualified to serve on our Board of Directors.

Executive Officers

Information regarding our executive officers who are not directors of the Company are as follows:
Name, Address, and Age(1)	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years

Ellida McMillan, 55	Chief Financial Officer	Chief Financial Officer and Chief Operating Officer (April 2017 – February 2020) and Chief Accounting Officer, Secretary and Treasurer (November 2013 – April 2017) of Alcentra Capital Corporation.

(1)	The business address of the executive officers is c/o PhenixFIN Corporation, 445 Park Avenue, 10th Floor, New York, NY 10022.

Ellida McMillan is the Chief Financial Officer of the Company.  She served as Chief Financial Officer and Chief Operating Officer of Alcentra Capital Corporation, a NASDAQ-traded BDC, from April 2017 until it merged into Crescent Capital BDC, Inc. in February 2020.  Previously, beginning in November 2013, she served as Chief Accounting Officer, Treasurer and Secretary of Alcentra Capital. At Alcentra Capital she developed the company’s financial and operating infrastructure, oversaw its IPO and initial NASDAQ listing, and participated in all corporate M&A and strategic processes involving the company.

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

Committees of the Board of Directors

An Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee have been established by our Board of Directors.  Previous to January 1, 2021, the Company also had a Special Committee.  During the fiscal year of 2022, the Board of Directors held 6 meetings, the Audit Committee held 6 meetings, the Nominating and Corporate Governance Committee held 1 meeting, and the Compensation Committee held 4 meetings.  All directors attended at least 75% of the aggregate number of meetings of the Board of Directors and of the respective committees on which they serve. We require each director to make a diligent effort to attend all Board of Directors’ and committee meetings as well as each annual meeting of our stockholders.

Audit Committee. The Audit Committee operates pursuant to a charter approved by our Board of Directors, a copy of which is available on our website at http://www.phenixfc.com. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include selecting the independent registered public accounting firm for the Company, reviewing with such independent registered public accounting firm the planning, scope and results of its audit of the Company’s financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing the Company’s annual financial statements and periodic filings and receiving the Company’s audit reports and financial statements. The Audit Committee also establishes guidelines, recommends the appointment of the valuation designee, and oversees the valuation process conducted by our valuation designee regarding the valuation of our investments. The Board of Directors and the Audit Committee utilize the services of nationally recognized third-party valuation firms to help determine the fair value of these securities. The Audit Committee is currently composed of Karin Hirtler-Garvey (chair), Arthur S. Ainsberg, and Lowell W. Robinson, each of whom is independent as set forth in the listing rules and regulations of the NASDAQ Stock Market LLC (the “NASDAQ Listing Rules”) and is not an “interested person” (as that term is defined in Section 2(a)(19) of the 1940 Act) of the Company. Our Board of Directors has determined that each of Karin Hirtler-Garvey, Arthur S. Ainsberg, and Lowell W. Robinson is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Each of Karin Hirtler-Garvey, Arthur S. Ainsberg, and Lowell W. Robinson meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act.

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

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports are established by the rules of the Securities and Exchange Commission, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of the copies of such reports and written representations delivered to the Company by such persons, we believe that there were no failures to comply with Section 16(a) reporting requirements by such persons during the Company’s fiscal year ended September 30, 2022, except for one late Form 4 filing reporting one transaction by Ms. McMillan, and one late Form 4 filing reporting one transaction by Mr. Ainsberg.

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

Compensation Discussion & Analysis

The following Compensation Discussion and Analysis (“CD&A”) provides information relating to the compensation of the Company’s Named Executive Officers, (“NEOs”) for the fiscal year ended September 30, 2022, who were:

•	David A. Lorber, Chairman of the Board of Directors and Chief Executive Officer;
•	Ellida McMillan, Chief Financial Officer

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

The Compensation Committee retained Pearl Meyer & Partners LLC (“Pearl Meyer”) as an independent compensation consultant to provide such compensation consulting services for fiscal year 2022, including to benchmark and opine on market competitive compensation levels and mix necessary to attract and retain quality executive officers and independent directors. Pearl Meyer received input from Company management regarding the Company’s strategic goals and the manner in which executive compensation supports these goals. The Compensation Committee evaluated Pearl Meyer’s independence from the Company and determined that Pearl Meyer is independent primarily because it does not work for management of the Company, receives no compensation from the Company other than its work in advising the Compensation Committee and maintains no other economic relationships with the Company or any of its affiliates.

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

Executive Compensation Components

Overview

For fiscal year 2022, the components of the Company’s direct compensation for NEOs included base salary, discretionary cash bonuses, and long-term incentive awards (“LTIAs”). The Compensation Committee analyzed the competitiveness of the components of compensation described herein on both an individual and aggregate basis. The Compensation Committee believes that the total compensation paid to the NEOs for the fiscal year ended September 30, 2022 is consistent with the overall objectives of the Company.

The Compensation Committee designs each NEO’s direct compensation package to appropriately reward the NEO for his or her contribution to the Company. The judgment and experience of the Compensation Committee are weighed with individual and Company performance metrics and in consultation with the Compensation Committee’s independent third-party compensation consultant and the Company’s Chief Executive Officer to determine the appropriate mix of compensation. The Compensation Committee does not target a specific level of compensation relative to market practice; rather, it used such data as a reference point when establishing compensation levels for NEOs. Both the cash compensation consisting of base salary and discretionary target bonuses as well as the LTIAs tied to achievement of corporate objectives, are intended to motivate NEOs to remain with the Company and work to achieve expected business objectives. Each of Mr. Lorber and Ms. McMillan serves at the pleasure of the Board of Directors, and neither is party to an employment agreement with the Company.

For additional information regarding the compensation of the NEOs for fiscal year 2022, please refer to “2022 Compensation Determination” and “Compensation of Executive Officers.”

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

For calendar year 2022, Mr. Lorber received an annual base salary of $495,000. For calendar year 2022, Ms. McMillan received an annual base salary equal to $350,000.  Such amounts were determined to be appropriate with respect to the roles and responsibilities of the NEOs. The Compensation Committee’s goal in setting the base salary levels for the NEOs is to adequately compensate the NEOs for expected base levels of performance and provide for the adequate retention of the NEOs.  The Compensation Committee believes that the base salaries were competitive in the marketplace, consistent with budgetary constraints, and appropriate as a key component of an overall compensation package.

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

Upon the recommendation of the Compensation Committee, Mr. Lorber’s 2022 annual discretionary bonus was $686,921 which was equal approximately to the target annual bonus amount which had been set at 137.5% of his base salary, as determined by the Compensation Committee in the manner described herein.  Upon the recommendation of the Compensation Committee, Ms. McMillan’s 2022 annual discretionary bonus was $264,928 which was equal approximately to the target annual bonus amount which had been set at 75% of her base salary, as determined by the Compensation Committee in the manner described herein.

The Compensation Committee considered several financial performance metrics as well as other factors when evaluating the cash bonuses paid to NEOs for 2022. The Compensation Committee considered such quantitative metrics as NAV per share, net investment income per share, and operating expenses (as a percentage of equity), as well as Mr. Lorber’s and Ms. McMillan’s respective performance versus the strategic goals that had been set for 2022. The Compensation Committee also consulted with its independent compensation consultant and also took into account Company budgetary constraints. The net result of these considerations resulted in the aforementioned discretionary annual cash bonuses being paid to the NEOs.  In particular, cash bonuses paid to NEOs for 2022 performance included recognition of the Company’s financial results, including net asset value (“NAV”) per share growth, net investment income and key operational achievements, all in a challenging market environment.

The amount of the annual cash bonus paid to each NEO for 2022 is presented under the caption entitled “Compensation of Executive Officers - Summary Compensation Table.” The Compensation Committee believes that these annual cash bonus awards are individually appropriate based on 2022 performance. Such bonuses comprise a key component of the Company’s overall compensation program.

2022 Long-Term Cash Incentive Plan

On May 9, 2022, the Board of Directors of the Company adopted the PhenixFIN 2022 Long-Term Cash Incentive Plan (the "CIP") pursuant to the recommendation by the Compensation Committee. The CIP provides for performance-based cash awards to key employees of the Company, as approved by the Compensation Committee, based on the achievement of pre-established financial goals for the relevant performance period. The performance goals may be expressed as one or a combination of net asset value of the Company, net asset value per share of the Company's common stock, changes in the market price of shares of the Company's common stock, individual performance metrics and/or such other goals and objectives the Compensation Committee considers relevant.

The Compensation Committee in April 2022 approved awards for the three-year performance period commencing on January 1, 2022 and ending on December 31, 2024. Each participant is eligible to receive an amount of cash equal to 0%-200% of his or her target performance award, based on the achievement of NAV and NAV per share goals (weighted at 30% and 70%, respectively) as of the end of the performance period (the "Performance Goals"). Performance is evaluated separately for each Performance Goal. Each Performance Goal is subject to (i) a threshold level of performance at which a percentage of the target performance award attributable to that Performance Goal may be paid and below which no payment is made pursuant to an award, (ii) a target level of performance at which 100% of the target performance award attributable to that Performance Goal may be paid and (iii) a maximum level of performance, at which 200% of the target performance award attributable to that Performance Goal may be paid, in each case subject to such other terms and conditions of an award. No payment is made with respect to a Performance Goal if a threshold level of performance is not achieved. Between threshold, target and maximum performance levels for each Performance Goal, the amount of the award attributed to the Performance Goal will be linearly interpolated. The target performance award for Mr. Lorber and Ms. McMillan is $890,000 and $380,000, respectively. During the year ended September 30, 2022, no accrual was recorded for this plan.

In December 2022, the Compensation Committee approved awards for Mr. Lorber and Ms. McMillan for the three-year performance period commencing on January 1, 2023 and ending on December 31, 2025. Each participant is eligible to receive an amount of cash equal to 0%-200% of their target performance award, based on the achievement of NAV and NAV per share goals (weighted at 20% and 80%, respectively) as of the end of the performance period. Performance is evaluated separately for each Performance Goal. The threshold, target and maximum performance levels are structured similar to those of the April 2022 awards.  The target performance award for each of Mr. Lorber and Ms. McMillan is $890,000 and $380,000, respectively.

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

While the Compensation Committee considers the deductibility of compensation as one factor in determining executive compensation, the Compensation Committee also considers other factors in making compensation decisions and retains the flexibility to authorize amounts and forms of compensation that it determines to be consistent with the goals of our executive compensation program even if such compensation is not deductible by the Company for tax purposes.

Risk Management and Compensation Policies and Practices

We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company. In addition, the Compensation Committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks.

The Compensation Committee has reviewed the elements of executive compensation to determine whether any portion of executive compensation encourages excessive risk taking and concluded: compensation is allocated among base salaries, discretionary cash bonuses, and LTIAs in such a way as to not encourage excessive risk-taking.

Stockholder Advisory Vote on Executive Compensation

In accordance with applicable regulations, the Company held its first advisory votes at the Company’s 2022 annual meeting, whereby Company stockholders voted, on an advisory basis, on each of (i) the frequency at which shareholders will conduct advisory votes regarding executive compensation of NEOs and (ii) the approval of the compensation of the NEOs as disclosed pursuant to Item 402 of Regulation S-K. Both proposals were approved by the requisite vote of shareholders.

Conclusion

We believe that our compensation policies and objectives are designed to fairly compensate, retain and motivate our NEOs and to ultimately reward them for outstanding performance. The retention and motivation of our NEOs should enable us to grow strategically and position ourselves competitively in the market in which we operate.

Compensation Committee Report

We have reviewed the foregoing Compensation Discussion and Analysis. Based on our review as well as on our discussions with management, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K/A for the year ended September 30, 2022.

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

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth compensation of the Company’s NEOs, for the fiscal year ended September 30, 2022:

Summary Compensation Table

Name and Principal Position	Year(1)	Salary(2)	Bonus(3)	Total
David A. Lorber Chairman of the Board of Directors and Chief Executive Officer	2022	$495,000.00	$686,921.00	$1,181,921.00
Ellida McMillan Chief Financial Officer	2022	$350,000.00	$264,928.00	$614,928.00

(1)	The Company completed the Internalization effective January 1, 2021, prior to which period the Company did not directly compensate its management team in its capacity as such.

(2)
Effective January 1, 2021, Mr. Lorber began service as Chairman and Chief Executive Officer, and Ms. McMillan began service as Chief Financial Officer. The salaries of Mr. Lorber and Ms. McMillan were paid pursuant to the employment arrangements with such individuals and the Company.

(3)
Mr. Lorber’s target discretionary annual bonus amount was 137.5% of his base salary, and Mr. Lorber received the full targeted amount. Ms. McMillan’s target discretionary annual bonus amount was 75% of her base salary, and Ms. McMillan received the full targeted amount.

COMPENSATION OF DIRECTORS

The following table sets forth compensation of the Company’s directors, for the fiscal year ended September 30, 2022:

Director Compensation
Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Interested Directors
David Lorber(3)	$-	-	$-
Independent Directors
Arthur S. Ainsberg	$211,000	-	$211,000
Howard Amster	$144,000	-	$144,000
Karin Hirtler-Garvey	$186,500	-	$186,500
Lowell W. Robinson	$170,500	-	$170,500

(1)	See below for a breakdown of director fees.

(2)
We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors. However, our independent directors have the option to receive all or a portion of the directors’ fees to which they would otherwise be entitled in the form of shares of our common stock issued at a price per share equal to the greater of our then current net asset value per share or the market price at the time of payment. No shares were issued to any of our independent directors in lieu of cash during the fiscal year ended September 30, 2022.

(3)	Mr. Lorber is an “interested person” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act and was not paid compensation for his role as Chairman of the Board of Directors.

As compensation for serving on our Board of Directors, each independent director received compensation according to the following schedule:

Compensation Type	Dollar Amount
Annual Retainers
All Independent Directors	$100,000
Lead Independent Director	$30,000
Audit Committee Chair	$25,000
Compensation Committee Chair	$15,000
Nominating and Corporate Governance Committee Chair	$15,000
Other Audit Committee Members	$12,500
Other Compensation Committee Members	$8,000
Other Nominating and Corporate Governance Committee Members	$8,000

Per Meeting Fees
Board	$3,000
Committee	$2,500

Directors also received reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each Board of Directors and each Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee meeting, if applicable.

Indemnification Agreements

We have entered into indemnification agreements with our directors. The indemnification agreements are intended to provide our directors the maximum indemnification permitted under Delaware law and the 1940 Act. Each indemnification agreement provides that the Company shall indemnify the director who is a party to the agreement, including the advancement of legal expenses, if, by reason of his or her corporate status, the director is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Delaware law and the 1940 Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 26, 2023, the beneficial ownership of our directors, our executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially		Percentage of Class(1)
Interested Director
David A. Lorber	169,721.416	(2)	8.1%
Independent Directors
Arthur S. Ainsberg	1,000		*	%
Howard Amster	234,802	(3)	11.2%
Karin Hirtler-Garvey	1,000		*	%
Lowell W. Robinson	1,000		*	%
Executive Officer
Ellida McMillan.	761		*	%
All executive officers and directors as a group (6 persons)	408,284.416		19.5%
* Represents less than one percent.

(1)	Based on a total of 2,097,216.253 shares of the Company’s common stock issued and outstanding on January 26, 2023.

(2)
FrontFour Master Fund, Ltd., an exempted company formed under the laws of the Cayman Islands (“FrontFour Master Fund”), beneficially owns 81,662.416 of the reported shares. Each of David A. Lorber, Stephen E. Loukas, and Zachary R. George is a managing member and principal owner of FrontFour Capital Group LLC (“FrontFour Capital”), which serves as an investment manager of FrontFour Master Fund. Mr. Lorber disclaims beneficial ownership of such shares of common stock except to the extent of his pecuniary interest therein. Mr. Lorber also beneficially owns 2,440 shares in his spouse’s IRA.

(3)
These shares are deemed to be beneficially owned by Howard Amster, as a result of his personal ownership and in his capacity as President of Pleasant Lakes Apts. Corp., which is the General Partner of Pleasant Lakes Apts. Limited Partnership, and in his capacity as the trustee of the various trusts listed in the Form 3 filed with the SEC by Mr. Amster on August 24, 2020.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of January 26, 2023. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Director
David A. Lorber	over $100,000
Independent Directors
Arthur S. Ainsberg	$10,001-$50,000
Howard Amster	over $100,000
Karin Hirtler-Garvey	$10,001-$50,000
Lowell W. Robinson	$10,001-$50,000

(1)	The dollar ranges are: None, $1 - $10,000, $10,001 - $50,000, $50,001 - $100,000, or over $100,000.

(2)
The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock $33.15 on January 26, 2023 on the NASDAQ Global Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None.

Director Independence

Our Board of Directors annually evaluates each director’s independence. That evaluation is made in accordance with the rules of the NASDAQ Stock Market LLC, on which our shares are currently listed. We do not consider a director independent unless the Board of Directors has determined that he or she has no material relationship with us. We monitor the relationships of our directors and officers through the activities of our Nominating and Corporate Governance Committee and through a questionnaire each director completes no less frequently than annually and updates periodically as information provided in the most recent questionnaire changes.

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

The Audit Committee and the independent directors of the Board of Directors have appointed Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2023, subject to ratification or rejection by the stockholders of the Company.

The following table displays fees for professional services by Ernst & Young LLP for the fiscal years ended September 30, 2022 and 2021 (dollars in thousands):

	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021
Audit Fees	$642	$670
Audit Related Fees	-	-
Tax Fees	90	65
All Other Fees	-	-
	$732	$735

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 27, 2023.

PhenixFIN Corporation

By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)