Form 10-Q
period 2023-03-31
PhenixFIN Corp
filed 2023-05-11
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

The Registrant had 2,090,889 shares of common stock, $0.001 par value, outstanding as of May 11, 2023.

PHENIXFIN CORPORATION

i

PHENIXFIN CORPORATION

Consolidated Statements of Assets and Liabilities

	March 31, 2023 (Unaudited)	September 30, 2022
Assets:
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $150,946,951 and $147,378,917, respectively)	$128,510,921	$122,616,275
Affiliated investments (amortized cost of $27,328,814 and $30,585,884, respectively)	10,046,722	12,314,192
Controlled investments (amortized cost of $84,266,490 and $85,483,093, respectively)	61,531,676	58,026,182
Total Investments at fair value	200,089,319	192,956,649
Cash and cash equivalents	10,763,751	22,768,066
Receivables:
Interest receivable	725,649	727,576
Paydown receivable	-	112,500
Dividends receivable	269,330	269,330
Other receivable	-	36,992
Prepaid share repurchase	124,328	489,156
Deferred financing costs	848,312	50,000
Due from Affiliate	393,589	271,962
Other assets	718,489	1,192,677
Total Assets	$213,932,767	$218,874,908

Liabilities:
Credit facility and note payable (net of debt issuance costs of $1,864,836 and $2,059,164, respectively)	$78,877,105	$77,962,636
Investments purchased payable	1,026,818	-
Accounts payable and accrued expenses	1,366,493	2,040,277
Interest and fees payable	673,294	503,125
Other liabilities	500,761	572,949
Deferred revenue	335,507	325,602
Administrator expenses payable (see Note 6)	1,900	74,911
Due to broker	-	16,550,000
Total Liabilities	82,781,878	98,029,500

Commitments and Contingencies (see Note 8)

Net Assets:
Common Shares, $0.001 par value; 5,000,000 shares authorized; 2,723,709 shares issued; 2,091,638 and 2,102,129 common shares outstanding, respectively	2,092	2,102
Capital in excess of par value	675,047,159	675,401,802
Total distributable earnings (loss)	(543,898,362)	(554,558,496)
Total Net Assets	131,150,889	120,845,408
Total Liabilities and Net Assets	$213,932,767	$218,874,908

Net Asset Value Per Common Share	$62.70	$57.49

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022

Interest Income:
Interest from investments
Non-controlled, non-affiliated investments:
Cash	$2,116,741	$1,264,327	$4,032,782	$2,280,019
Payment in-kind	119,593	100,062	225,780	238,573
Affiliated investments:
Cash	261,028	387,918	459,481	510,065
Payment in-kind	-	92,733	-	189,761
Controlled investments:
Cash	57,188	807,022	251,815	1,360,660
Payment in-kind	155,994	-	245,737	-
Total interest income	2,710,544	2,652,062	5,215,595	4,579,078
Dividend income	1,503,375	913,949	3,535,733	1,616,879
Interest from cash and cash equivalents	125,471	6,031	217,697	8,770
Fee income (see Note 9)	171,055	85,143	244,654	355,265
Other income	401,986	-	401,986	230,434
Total Investment Income	4,912,431	3,657,185	9,615,665	6,790,426

Expenses:
Interest and financing expenses	1,381,596	1,221,063	2,614,772	2,708,738
Salaries and benefits	802,090	430,293	1,659,623	936,168
Professional fees, net	377,229	160,594	725,146	467,345
General and administrative expenses	201,181	290,136	421,158	486,695
Directors fees	176,500	167,000	370,500	375,500
Insurance expenses	121,387	155,450	245,471	314,354
Administrator expenses (see Note 6)	77,937	82,415	155,821	151,281
Total expenses	3,137,920	2,506,951	6,192,491	5,440,081
Net Investment Income	1,774,511	1,150,234	3,423,174	1,350,345

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	(838,070)	453,916	(824,622)	938,429
Affiliated investments	-	-	-	14,737,897
Controlled investments	23,273	-	23,273	925
Total net realized gains (losses)	(814,797)	453,916	(801,349)	15,677,251
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	803,513	(2,139,279)	2,326,612	(2,007,316)
Affiliated investments	274,063	1,538,979	989,600	(8,934,864)
Controlled investments	4,670,928	1,968,804	4,722,097	1,986,445
Total net change in unrealized gains (losses)	5,748,504	1,368,504	8,038,309	(8,955,735)
Loss on extinguishment of debt (see Note 5)	-	-	-	(296,197)
Total realized and unrealized gains (losses)	4,933,707	1,822,420	7,236,960	6,425,319

Net Increase (Decrease) in Net Assets Resulting from Operations	$6,708,218	$2,972,654	$10,660,134	$7,775,664

Weighted average basic and diluted earnings per common share	$3.20	$1.24	$5.08	$3.16
Weighted average basic and diluted net investment income (loss) per common share	$0.85	$0.48	$1.63	$0.55
Weighted average common shares outstanding - basic and diluted (see Note 11)	2,095,193	2,397,911	2,098,041	2,458,222

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Capital in Excess of Par Value	Total Distributable Earnings/(Loss)	Total Net Assets
Balance at December 31, 2021	2,517,221	$2,517	$688,866,642	$(540,372,168)	$148,496,991

OPERATIONS
Net investment income (loss)	-	-	-	1,150,234	1,150,234
Net realized gains (losses) on investments	-	-	-	453,916	453,916
Net change in unrealized appreciation (depreciation) on investments	-	-	-	1,368,504	1,368,504
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(309,427)	(309)	(12,509,196)	-	(12,509,505)
Total Increase (Decrease) in Net Assets	(309,427)	(309)	(12,509,196)	2,972,654	(9,536,851)

Balance at March 31, 2022	2,207,794	$2,208	$676,357,446	$(537,399,514)	$138,960,140

Balance at December 31, 2022	2,099,824	$2,100	$675,297,285	$(550,606,580)	$124,692,805
OPERATIONS
Net investment income (loss)	-	-	-	1,774,511	1,774,511
Net realized gains (losses) on investments	-	-	-	(814,797)	(814,797)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	5,748,504	5,748,504
Net loss on extinguishment of debt	-	-	-	-	-
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(8,186)	(8)	(250,126)	-	(250,134)
Total Increase (Decrease) in Net Assets	(8,186)	(8)	(250,126)	6,708,218	6,458,084

Balance at March 31, 2023	2,091,638	$2,092	$675,047,159	$(543,898,362)	$131,150,889

Balance at September 30, 2021	2,517,221	$2,517	$688,866,642	$(545,175,178)	$143,693,981
OPERATIONS
Net investment income (loss)	-	-	-	1,350,345	1,350,345
Net realized gains (losses) on investments	-	-	-	15,677,251	15,677,251
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(8,955,735)	(8,955,735)
Net loss on extinguishment of debt	-	-	-	(296,197)	(296,197)
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(309,427)	(309)	(12,509,196)	-	(12,509,505)
Total Increase (Decrease) in Net Assets	(309,427)	(309)	(12,509,196)	7,775,664	(4,733,841)

Balance at March 31, 2022	2,207,794	$2,208	$676,357,446	$(537,399,514)	$138,960,140

Balance at September 30, 2022	2,102,129	$2,102	$675,401,802	$(554,558,496)	$120,845,408

OPERATIONS
Net investment income (loss)	-	-	-	3,423,174	3,423,174
Net realized gains (losses) on investments	-	-	-	(801,349)	(801,349)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	8,038,309	8,038,309
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(10,491)	(10)	(354,643)	-	(354,653)
Total Increase (Decrease) in Net Assets	(10,491)	(10)	(354,643)	10,660,134	10,305,481

Balance at March 31, 2023	2,091,638	$2,092	$675,047,159	$(543,898,362)	$131,150,889

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$10,660,134	$7,775,664
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investment increases due to payment-in-kind interest	(471,517)	(428,334)
Net amortization of premium (discount) on investments	(368,824)	(71,905)
Amortization of debt issuance cost	204,079	163,208
Amortization of deferred financing cost	113,963	-
Net realized (gains) losses from investments	801,349	(15,677,251)
Net unrealized (gains) losses on investments	(8,038,309)	8,955,735
Proceeds from sale and settlements of investments	26,919,844	89,812,369
Purchases, originations and participations	(25,975,213)	(119,755,681)
Loss on extinguishment of debt	-	296,197
(Increase) decrease in operating assets:
Fees receivable	-	1,872,700
Interest receivable	1,927	(345,928)
Due from affiliate	(121,627)	(128,850)
Dividends receivable	-	(188,119)
Paydown receivable	112,500	292,015
Other receivable	36,992	-
Prepaid share repurchase	364,828	-
Other assets	474,188	388,105
Increase (decrease) in operating liabilities:
Due to broker	(16,550,000)	8,789,632
Accounts payable and accrued expenses	(673,784)	(967,889)
Due to affiliates	-	(280,323)
Administrator expenses payable	(73,011)	4,898
Interest and fees payable	170,169	503,125
Deferred revenue	9,905	377,852
Investments purchased payable	1,026,818	-
Other liabilities	(72,188)	(18,671)
Net cash provided by (used in) operating activities	(11,447,777)	(18,631,451)
Cash Flows from Financing Activities:
Debt issuance	23,241,941	57,500,000
Paydowns on debt	(22,521,800)	(55,325,000)
Debt issuance costs paid	(9,751)	(2,311,036)
Deferred financing costs	(912,275)	-
Repurchase of common shares	(354,653)	(12,989,759)
Net cash provided by (used in) financing activities	(556,538)	(13,125,795)
Net increase (decrease) in cash and cash equivalents	(12,004,315)	(31,757,246)
Cash and cash equivalents, beginning of period	22,768,066	69,433,256
Cash and cash equivalents, end of period	$10,763,751	$37,676,010

Supplemental information:
Interest paid during the period	$1,854,240	$2,042,405

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of March 31, 2023

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (LIBOR + 5.00%, 4.50% PIK, 1.00% LIBOR Floor)(23)	4/30/2025	$5,972,008	$5,439,910	$4,749,537	3.62%
		Warrants	5/22/2027	67,791	-	210,153	0.16%
				6,039,799	5,439,910	4,959,690	3.78%

Arcline FM Holdings, LLC	Aerospace & Defense	First Lien Term Loans (SOFR + 4.75%, 1.00% SOFR Floor)(21)(23)	6/23/2028	2,693,165	2,595,537	2,595,537	1.98%
				2,693,165	2,595,537	2,595,537	1.98%

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units(21)		417	416,250	-	0.00%
				417	416,250	-	0.00%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 833,152 Common Units(21)		833,152	66,475	-	0.00%
				833,152	66,475	-	0.00%

Chimera Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 117,310 Class C Preferred Units(13)(15)		117,310	2,884,724	2,255,870	1.72%
				117,310	2,884,724	2,255,870	1.72%

Copper Property CTL Pass Through Trust	Banking, Finance, Insurance & Real Estate	Equity Certificates(14)		537,795	7,029,161	5,835,075	4.45%

DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(22)	11/13/2025	4,837,500	4,837,500	4,692,375	3.58%
		Revolving Credit Facility (LIBOR + 6.25%, 1.00% LIBOR Floor)(22)	11/13/2025	714,286	714,286	692,857	0.53%
				5,551,786	5,551,786	5,385,232	4.11%

DirecTV Financing, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 0.75% LIBOR Floor)(14)(22)	8/2/2027	4,325,000	4,325,000	4,171,030	3.18%
				4,325,000	4,325,000	4,171,030	3.18%

Dream Finders Homes, LLC	Construction & Building	Preferred Equity (8.00% PIK)		5,523,839	5,523,839	5,150,979	3.93%
				5,523,839	5,523,839	5,150,979	3.93%

First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + 5.00%, 1.00% SOFR Floor)(26)	3/30/2027	3,939,699	3,939,699	3,711,112	2.83%
		Senior Secured First Lien Term Loan (SOFR + 5.00%, 1.00% SOFR Floor)(26)	3/30/2027	1,995,000	1,915,200	1,879,290	1.43%
				5,934,699	5,854,899	5,590,402	4.26%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of March 31, 2023

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Franklin BSP Realty Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 529,914 Common Units(13)		529,914	8,754,386	6,321,874	4.82%
				529,914	8,754,386	6,321,874	4.82%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest(21)		380	151,337	-	0.00%
				380	151,337	-	0.00%

Great AJAX Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 254,922 Common Units(13)		254,922	3,333,786	1,677,387	1.28%
				254,922	3,333,786	1,677,387	1.28%

Innovate Corp.(11)	Construction & Building	8.50% Senior Secured Notes(14)	2/1/2026	2,750,000	2,615,913	2,127,950	1.62%
				2,750,000	2,615,913	2,127,950	1.62%

Invesco Mortgage Capital, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 205,000 Class C Preferred Units(13)(16)		205,000	5,035,506	3,712,550	2.83%
				205,000	5,035,506	3,712,550	2.83%

JFL-NGS-WCS Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan B (SOFR + 5.50%, 1.00% SOFR Floor)	11/12/2026	873,328	876,643	868,961	0.66%
		Equity - 10,000,000 Units(24)		10,000,000	10,000,000	10,290,567	7.85%
				10,873,328	10,876,643	11,159,528	8.51%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(21)		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

Lucky Bucks, LLC	Consumer Discretionary	Senior Secured First Lien Term Loan(LIBOR + 7.50%, 0.75% LIBOR Floor)(10)(21)(23)	7/30/2027	10,125,000	8,273,087	3,655,125	2.79%
				10,125,000	8,273,087	3,655,125	2.79%

Maritime Wireless Holdings LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (SOFR + CSA + 9.00%, 1.00% SOFR + CSA Floor)(20)(24)	2/15/2024	4,600,000	4,507,353	4,565,500	3.48%
		Senior Secured First Lien Term Loan B (SOFR + CSA + 9.00%, 1.00% SOFR + CSA Floor)(20)(24)	5/31/2027	7,500,000	7,348,945	7,443,750	5.68%
		Convertible Promissory Note(21)		5,000,000	5,000,000	6,000,000	4.57%
				17,100,000	16,856,298	18,009,250	13.73%

McKissock Investment Holdings, LLC (dba Colibri)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% SOFR + CSA Floor)(20)(25)	3/10/2029	4,949,996	4,905,892	4,751,997	3.62%
				4,949,996	4,905,892	4,751,997	3.62%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of March 31, 2023

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
MFA Financial, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 97,426 Class C Preferred Units(13)(19)		97,426	2,318,487	1,660,139	1.27%
				97,426	2,318,487	1,660,139	1.27%

New York Mortgage Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 165,000 Class E Preferred Units(13)(18)		165,000	4,102,076	3,372,600	2.57%
				165,000	4,102,076	3,372,600	2.57%

PennyMac Financial Services, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 66,500 Common Units(13)		66,500	4,362,213	3,964,065	3.02%
				66,500	4,362,213	3,964,065	3.02%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(21)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.75, 0.50% LIBOR Floor)(22)	1/26/2029	4,950,000	4,906,624	3,811,500	2.91%
				4,950,000	4,906,624	3,811,500	2.91%

Rithm Capital Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 206,684 Class B Preferred Units(13)(17)		206,684	5,129,170	4,451,973	3.39%
				206,684	5,129,170	4,451,973	3.39%

Secure Acquisition Inc. (dba Paragon Films)(8)	Packaging	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 0.50% LIBOR Floor)(23)	12/16/2028	3,447,931	3,435,718	3,344,493	2.55%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.00%, 0.50% LIBOR Floor)(12)(23)	12/16/2028	-	(970)	-	0.00%
				3,447,931	3,434,748	3,344,493	2.55%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of March 31, 2023

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt(9.00%)(10)(21)	8/1/2023	191,250	182,081	-	0.00%
				191,250	182,081	-	0.00%

SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 6.50%, 1.00% SOFR Floor)(24)	12/30/2026	6,666,667	6,586,133	6,666,667	5.08%
		Senior Secured First Lien Delayed Draw Term Loan (SOFR + 6.50%, 1.00% SOFR Floor)(24)	12/30/2026	3,200,000	3,200,000	3,200,000	2.44%
				9,866,667	9,786,133	9,866,667	7.52%

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units(21)		700,000	700,000	187,000	0.14%
				700,000	700,000	187,000	0.14%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 338,736.11 Class A Units(21)		338,736	308,652	193,000	0.15%
				338,736	308,652	193,000	0.15%

Staples, Inc.	Services: Consumer	First Lien Term Loan (LIBOR + 4.50%, 0.0% LIBOR Floor)(14)(23)	9/12/2024	3,711,440	3,657,294	3,681,748	2.82%
				3,711,440	3,657,294	3,681,748	2.82%

Tamarix Capital Partners II, L.P.(8)(11)	Banking, Finance, Insurance & Real Estate	Fund Investment(21)		1,026,818	1,026,818	1,026,818	0.79%
				1,026,818	1,026,818	1,026,818	0.79%

Thryv Holdings, Inc.(11)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (LIBOR + 8.50%, 1.00% LIBOR Floor)(14)(22)	3/1/2026	5,683,515	5,600,420	5,591,442	4.27%
				5,683,515	5,600,420	5,591,442	4.27%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units(21)		5,441	302,464	-	0.00%
		Warrants - 0.65% of Outstanding Equity(21)	3/30/2028	6,506	361,667	-	0.00%
				11,947	664,131	-	0.00%

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.30% Partnership Interest(9)(21)		518,283	518,283	-	0.00%
				518,283	518,283	-	0.00%

Wingman Holdings, Inc.	Aerospace & Defense	Equity - 350 Common Shares(21)		350	700,000	-	0.00%
				350	700,000	-	0.00%

Subtotal Non-Controlled/Non-Affiliated Investments				$117,105,415	$150,946,951	$128,510,921	98.01%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of March 31, 2023

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Affiliated Investments:(6)
1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(10)(21)	5/1/2023	$9,946,741	$9,473,068	$-	0.00%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00%, 1.00% LIBOR Floor)(23)	5/1/2023	1,231,932	1,191,257	566,689	0.43%
		Revolving Credit Facility (LIBOR + 5.00%, 1.00% LIBOR Floor)(12)(23)	5/1/2023	4,632,177	4,632,177	4,632,177	3.53%
		Equity - 21,562 Class A Units(21)		21,562	-	-	-
				15,832,412	15,296,502	5,198,866	3.96%

Black Angus Steakhouses, LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (SOFR + 9.00%, 1.00% SOFR Floor)(21)	1/31/2024	758,929	758,929	758,929	0.58%
		Senior Secured First Lien Term Loan (SOFR + 9.00% PIK, 1.00% SOFR Floor)(10)(21)	1/31/2024	8,412,596	7,767,533	1,665,694	1.27%
		Senior Secured First Lien Super Priority Delayed Draw Term Loan (SOFR + 9.00%, 1.00% SOFR Floor)(24)	1/31/2024	1,500,000	1,500,000	1,500,000	1.14%
		Equity - 17.92% Membership Interest		-	-	-	0.00%
				10,671,525	10,026,462	3,924,623	2.99%

US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Equity - 33,300 Preferred Units(21)		33,300	2,005,850	923,233	0.70%
				33,300	2,005,850	923,233	0.70%

Subtotal Affiliated Investments				$26,537,237	$27,328,814	$10,046,722	7.65%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of March 31, 2023

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Controlled Investments:(7)
FlexFIN, LLC	Services: Business	Equity Interest		$38,050,830	$38,050,830	$38,050,830	29.01%
				38,050,830	38,050,830	38,050,830	29.01%

Kemmerer Holdings, LLC	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2025	6,033,413	6,032,555	6,032,738	4.60%
		Equity - 31 Common Units(21)		31	1,836,157	6,073,976	4.63%
				6,033,444	7,868,712	12,106,714	9.23%

NVTN LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(22)	12/31/2024	7,309,985	7,309,885	7,207,547	5.50%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(10)(21)	12/31/2024	19,561,424	13,916,083	4,166,585	3.18%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(10)(21)	12/31/2024	13,199,860	7,570,056	-	0.00%
		Equity - 1,000 Class A Units(21)		1,000	9,550,924	-	0.00%
				40,072,269	38,346,948	11,374,132	8.68%

Subtotal Control Investments				$84,156,543	$84,266,490	$61,531,676	46.92%

	Total Investments, March 31, 2023			$227,799,195	$262,542,255	$200,089,319	152.58%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of March 31, 2023

(Unaudited)

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.
(2)	Par amount is presented for debt investments and the amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted.
(3)	The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method. Net unrealized depreciation for U.S. federal income tax purposes totaled $(62,452,936).
The tax cost basis of investments is $262,542,255 as of March 31, 2023.
(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $131,150,889 as of March 31, 2023.
(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)	The investment has an unfunded commitment as of March 31, 2023 (see Note 8), and fair value includes the value of any unfunded commitments.
(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.
(10)	The investment was on non-accrual status as of March 31, 2023.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of March 31, 2023, non-qualifying assets represented 20.55% of total assets.
(12)	This investment earns 0.50% commitment fee on all unused commitment as of March 31, 2023, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(13)	This investment represents a Level 1 security in the ASC 820 table as of March 31, 2023 (see Note 4).
(14)	This investment represents a Level 2 security in the ASC 820 table as of March 31, 2023 (see Note 4).
(15)	The interest rate on this investment is fixed-to-floating and will shift to 3 month LIBOR plus a 4.743% spread on 9/30/2025.
(16)	The interest rate on this investment is fixed-to-floating and will shift to 3 month LIBOR plus a 5.29% spread on 9/27/2027.
(17)	The interest rate on this investment is fixed-to-floating and will shift to 3 month LIBOR plus a 5.64% spread on 8/15/2024.
(18)	The interest rate on this investment is fixed-to-floating and will shift to 3 month LIBOR plus a 6.429% spread on 1/15/2025.
(19)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.345% spread on 3/31/2025.
(20)	Credit Spread Adjustment (“CSA”)
(21)	Non-income producing security.
(22)	The interest rate on these loans is subject to 1 month LIBOR, which as of March 31, 2023 was 4.86%.
(23)	The interest rate on these loans is subject to 3 month LIBOR, which as of March 31, 2023 was 5.19%.
(24)	The interest rate on these loans is subject to 1 month SOFR, which as of March 31, 2023 was 4.63%.
(25)	The interest rate on these loans is subject to 3 month SOFR, which as of March 31, 2023 was 4.51%.
(26)	The interest rate on these loans is subject to 6 month SOFR, which as of March 31, 2023 was 4.09%.

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2022

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments:

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (LIBOR + 4.00%, 1.00% LIBOR Floor)(14)	4/3/2024	$6,486,419	$5,825,616	$5,448,591	4.51%
				6,486,419	5,825,616	5,448,591	4.51%

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		1	416,250	-	0.00%
				1	416,250	-	0.00%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		833,152	66,475	-	0.00%
				833,152	66,475	-	0.00%

Chimera Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 117,310 Class C Preferred Units(13)(15)		117,310	2,884,724	1,915,672	1.59%
				117,310	2,884,724	1,915,672	1.59%

Copper Property CTL Pass Through Trust	Banking, Finance, Insurance & Real Estate	Equity Certificates(14)		437,795	6,314,757	5,877,398	4.86%

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25%, 1.00% LIBOR Floor)	7/28/2025	2,607,062	2,602,547	2,607,062	2.16%
				2,607,062	2,602,547	2,607,062	2.16%

DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)	11/13/2025	4,862,500	4,862,500	4,765,250	3.94%
		Revolving Credit Facility (LIBOR + 6.25%, 1.00% LIBOR Floor)	11/13/2025	714,286	714,286	700,000	0.58%
				5,576,786	5,576,786	5,465,250	4.52%

DirecTV Financing, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 0.75% LIBOR Floor)(14)	8/2/2027	4,550,000	4,550,000	4,220,000	3.49%
				4,550,000	4,550,000	4,220,000	3.49%

Dream Finders Homes, LLC	Construction & Building	Preferred Equity (8.00% PIK)		5,309,341	5,309,341	4,950,961	4.10%
				5,309,341	5,309,341	4,950,961	4.10%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2022

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + 5.00%, 1.00% SOFR Floor)	3/30/2027	3,959,799	3,959,799	3,930,101	3.25%
				3,959,799	3,959,799	3,930,101	3.25%

Footprint Holding Company Inc.	Services: Business	Equity - 150 Common Units		150	-	-	0.00%
				150	-	-	0.00%

Franklin BSP Realty Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 529,914 Common Units(13)		529,914	8,754,386	5,707,174	4.72%
				529,914	8,754,386	5,707,174	4.72%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		380	151,337	-	0.00%
				380	151,337	-	0.00%

Great AJAX Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 254,922 Common Units(13)		254,922	3,333,786	1,914,464	1.58%
				254,922	3,333,786	1,914,464	1.58%

Innovate Corp.	Construction & Building	8.50% Senior Secured Notes(14)	2/1/2026	2,250,000	2,252,156	1,659,375	1.37%
				2,250,000	2,252,156	1,659,375	1.37%

Invesco Mortgage Capital, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 205,000 Class C Preferred Units(13)(16)		205,000	5,035,506	3,138,550	2.60%
				205,000	5,035,506	3,138,550	2.60%

JFL-NGS-WCS Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 5.50%, 1.00% LIBOR Floor)	11/12/2026	885,050	888,790	865,137	0.72%
		Equity - 10,000,000 Units		10,000,000	10,000,000	10,248,798	8.48%
				10,885,050	10,888,790	11,113,935	9.20%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

Lucky Bucks, LLC	Consumer Discretionary	Senior Secured First Lien Term Loan(LIBOR + 5.50%, 0.75% LIBOR Floor)	7/30/2027	7,218,750	7,095,116	6,208,125	5.14%
				7,218,750	7,095,116	6,208,125	5.14%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2022

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Maritime Wireless Holdings LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (SOFR + CSA + 9.00%, 1.00% SOFR + CSA Floor)(20)	2/15/2024	5,000,000	4,900,000	4,900,000	4.05%
		Senior Secured First Lien Term Loan B (SOFR + CSA + 9.00%, 1.00% SOFR + CSA Floor)(20)	5/31/2027	7,500,000	7,350,000	7,350,000	6.08%
		Convertible Promissory Note		5,000,000	5,000,000	5,000,000	4.14%
				17,500,000	17,250,000	17,250,000	14.27%

McKissock Investment Holdings, LLC (dba Colibri)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% SOFR + CSA Floor)(20)	3/10/2029	4,974,999	4,927,870	4,875,500	4.03%
				4,974,999	4,927,870	4,875,500	4.03%

MFA Financial, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 97,426 Class C Preferred Units(13)(19)		97,426	2,318,487	1,722,492	1.43%
				97,426	2,318,487	1,722,492	1.43%

New York Mortgage Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 165,000 Class E Preferred Units(13)(18)		165,000	4,102,076	2,953,500	2.44%
				165,000	4,102,076	2,953,500	2.44%

PennyMac Financial Services, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 81,500 Common Units(13)		81,500	5,364,478	3,496,350	2.89%
				81,500	5,364,478	3,496,350	2.89%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan(LIBOR + 4.75, 0.50% LIBOR Floor)	1/26/2029	4,975,000	4,930,071	4,029,750	3.33%
				4,975,000	4,930,071	4,029,750	3.33%

Rithm Capital Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 206,684 Class B Preferred Units(13)(17)		206,684	5,129,170	3,902,194	3.23%
				206,684	5,129,170	3,902,194	3.23%

Secure Acquisition Inc. (dba Paragon Films)(8)	Packaging	Senior Secured First Lien Term Loan(LIBOR + 5.00%, 0.50% LIBOR Floor)	12/16/2028	3,465,345	3,451,574	3,361,385	2.78%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.00%, 0.50% LIBOR Floor)(12)	12/16/2028	-	(970)	-	0.00%
				3,465,345	3,450,604	3,361,385	2.78%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2022

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (9.00%)(10)	8/1/2023	191,250	182,081	-	0.00%
				191,250	182,081	-	0.00%

SS Acquisition, LLC (dba Soccer Shots Franchising)(8)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)	12/30/2026	6,666,667	6,575,847	6,591,667	5.45%
				6,666,667	6,575,847	6,591,667	5.45%

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		700,000	700,000	120,793	0.10%
				700,000	700,000	120,793	0.10%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 338,736.11 Class A Units		338,736	308,652	265,269	0.22%
				338,736	308,652	265,269	0.22%

Staples, Inc.	Services: Consumer	First Lien Term Loan (LIBOR + 4.50%, 0.0% LIBOR Floor)(14)	9/12/2024	3,730,720	3,659,706	3,488,223	2.89%
				3,730,720	3,659,706	3,488,223	2.89%

Thryv Holdings, Inc.(11)	Services: Consumer	Senior Secured First Lien Term Loan B (LIBOR + 8.50%, 1.00% LIBOR Floor)	3/1/2026	6,515,633	6,406,051	6,287,583	5.20%
				6,515,633	6,406,051	6,287,583	5.20%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units		5,441	302,464	52,342	0.04%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	6,506	361,667	62,569	0.05%
				11,947	664,131	114,911	0.09%

Walker Edison Furniture Company LLC	Consumer goods: Durable	Equity - 13,044 Common Units		13,044	2,114,646	-	0.00%
				13,044	2,114,646	-	0.00%

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.30% Partnership Interest(9)		518,283	518,283	-	0.00%
				518,283	518,283	-	0.00%

Wingman Holdings, Inc.	Aerospace & Defense	Equity - 350 Common Shares		350	700,000	-	0.00%
				350	700,000	-	0.00%

Subtotal Non-Controlled/Non-Affiliated Investments				$109,151,781	$147,378,917	$122,616,275	96.58%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2022

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Affiliated Investments:(6)

1888 Industrial Services, LLC(8)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(10)	5/1/2023	$9,946,741	$9,473,068	$-	0.00%
		Senior Secured First Lien Term Loan C(LIBOR + 5.00%, 1.00% LIBOR Floor)	5/1/2023	1,231,932	1,191,257	-	0.00%
		Revolving Credit Facility (LIBOR + 5.00%, 1.00% LIBOR Floor)(12)	5/1/2023	4,416,555	4,416,555	4,151,562	3.44%
		Equity - 21,562 Class A Units		21,562	-	-	-
				15,616,790	15,080,880	4,151,562	3.44%

Black Angus Steakhouses, LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 9.00%, 1.00% SOFR Floor)	1/31/2024	758,929	758,929	758,929	0.63%
		Senior Secured First Lien Term Loan (SOFR + CSA + 9.00% PIK, 1.00% SOFR Floor)(10)	1/31/2024	8,412,596	7,767,533	1,547,918	1.28%
		Senior Secured First Lien Super Priority Delayed Draw Term Loan (SOFR + CSA + 9.00%, 1.00% SOFR Floor)	1/31/2024	1,500,000	1,500,000	1,500,000	1.24%
		Equity - 17.92% Membership Interest		-	-	-	0.00%
				10,671,525	10,026,462	3,806,847	3.15%

Kemmerer Operations, LLC(8)	Metals & Mining	Senior Secured First Lien Term Loan(15.00% PIK)	6/21/2023	2,378,510	2,378,510	2,378,510	1.97%
		Equity - 6.78 Common Units		7	962,717	694,702	0.57%
				2,378,517	3,341,227	3,073,212	2.54%

US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Equity - 33,300 Preferred Units		33,300	2,137,315	1,282,571	1.06%
				33,300	2,137,315	1,282,571	1.06%

Subtotal Affiliated Investments				$28,700,132	$30,585,884	$12,314,192	10.19%

PHENIXFIN CORPORATION
Consolidated Schedule of Investments
As of September 30, 2022

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Cost(3)	Fair Value(4)	% of Net Assets(5)
Controlled Investments:(7)
FlexFIN, LLC	Services: Business	Equity Interest		$47,136,146	$47,136,146	$47,136,146	39.01%
				47,136,146	47,136,146	47,136,146	39.01%

NVTN LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)	12/31/2024	7,309,885	7,309,885	7,192,927	5.95%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(10)	12/31/2024	19,561,424	13,916,082	3,697,109	3.06%
		Senior Secured First Lien Term Loan C(LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(10)	12/31/2024	13,199,860	7,570,056	-	0.00%
		Equity - 1,000 Class A Units		9,551,135	9,550,924	-	0.00%
				49,622,304	38,346,947	10,890,036	9.01%

Subtotal Control Investments				$96,758,450	$85,483,093	$58,026,182	48.02%

	Total Investments, September 30, 2022			$234,610,363	$263,447,894	$192,956,649	154.79%

PHENIXFIN CORPORATION
Consolidated Schedule of Investments
As of September 30, 2022

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.
(2)	Par amount is presented for debt investments and the amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted.
(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $(69,642,639).
The tax cost basis of investments is $262,599,288 as of September 30, 2022.
(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $120,845,408 as of September 30, 2022.
(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)	The investment has an unfunded commitment as of September 30, 2022 (see Note 8), and fair value includes the value of any unfunded commitments.
(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.
(10)	The investment was on non-accrual status as of September 30, 2022.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2022, 17.24% of the Company’s portfolio investments were non-qualifying assets.
(12)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2022, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(13)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2022 (see Note 4).
(14)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2022 (see Note 4).
(15)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 4.743% spread on 9/30/2025.
(16)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 5.29% spread on 9/27/2027.
(17)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 5.64% spread on 8/15/2024.
(18)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 6.429% spread on 1/15/2025.
(19)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.345% spread on 3/31/2025.
(20)	Credit Spread Adjustment (“CSA”)

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
March 31, 2023
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

Note 2. Significant Accounting Policies

Basis of Presentation

The Company is an investment company following the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 946 (“ASC 946”), Financial Services – Investment Companies. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the consolidated accounts of the Company and its wholly owned subsidiaries PhenixFIN Small Business Fund, LP (“PhenixFIN Small Business Fund”) and PhenixFIN SLF Funding I LLC (“PhenixFIN SLF”), and its wholly owned Taxable Subsidiaries. All references made to the “Company,” “we,” and “us” herein include PhenixFIN Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 10 of Regulation S-X.  In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, which are of a normal recurring nature, that are necessary for the fair presentation of financial results as of and for the periods presented. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended September 30, 2022. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2023. Certain prior period information has been reclassified to conform to the current period presentation. These reclassifications have no effect on the Company’s financial position or its results of operations as previously reported.

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

Cash, Restricted Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of March 31, 2023 and September 30, 2022, we had $10.8 million and $22.8 million in cash and cash equivalents, respectively, none of which is restricted.

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

Revenue Recognition

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums to par value on investments purchased are accreted and amortized into interest income over the life of the respective investment. Loan origination fees, original issue discount (“OID”) and market discounts or premiums are capitalized and amortized into interest income using the effective interest method or straight-line method, as applicable.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended March 31, 2023, the Company earned approximately $0.3 million and $0.5 million in PIK interest, respectively. For the three and six months ended March 31, 2022, the Company earned approximately $0.2 million and $0.4 million in PIK interest, respectively.

Amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. For the three and six months ended March 31, 2023, fee income was approximately $0.2 million and $0.2 million, respectively (see Note 9). For the three and six months ended March 31, 2022, fee income was approximately $0.1 million and $0.4 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the three and six months ended March 31, 2023, $0.0 million and $0.0 million, respectively, of the Company’s realized losses were related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. During the three and six months ended March 31, 2022, $0 million and $(19.6) million, respectively, of the Company’s realized losses were related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed not collectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At March 31, 2023, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $9.5 million, or 4.7% of the fair value of our portfolio. At September 30, 2022, certain investments in five portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $5.2 million, or 2.7% of the fair value of our portfolio.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

●	our quarterly valuation process generally begins with each portfolio investment being initially valued by a Valuation Firm;

●	Available third-party market data will be reviewed by company personnel designated by the Valuation Designee (“Fair Value Personnel”) and the Valuation Firm.

●	Available portfolio company data and general industry data are then reviewed by the Fair Value Personnel.

●	Preliminary valuation conclusions are then documented and discussed with the Fair Value Personnel.

●	The Valuation Designee then determines the fair value of each investment in the Company’s portfolio in good faith based on such discussions, the Company’s Valuation Policy and the Valuation Firms’ final estimated valuations.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting.” The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. In January 2021, the FASB issued ASU 2021-01, “Reference rate reform (Topic 848),” which expanded the scope of Topic 848. ASU 2020-04 and ASU 2021-01 are effective through December 31, 2022 when the Company plans to apply the amendments in this update to account for contract modifications due to changes in reference rates. On December 21, 2022, the Financial Accounting Standards Board (FASB) issued a new Accounting Standards Update ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” that extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. The ASU is effective immediately. The Company has adopted ASU 2020-04 and ASU 2021-01 and there is no material impact on its consolidated financial statements and disclosures.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There was no provision for federal excise tax at March 31, 2023 and March 31, 2022.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of March 31, 2023 and September 30, 2022, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the three and six months ended March 31, 2023 and 2022, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

As of March 31, 2023 and September 30 2022, the Company had a deferred tax asset of $26.3 million and $26.2 million, respectively, consisting primarily of net operating losses and net unrealized losses on the investments held within its Taxable Subsidiaries. As of March 31, 2023 and September 30, 2022, the Company has booked a valuation allowance of $26.3 million and $26.2 million, respectively, against its deferred tax asset.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at March 31, 2023. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and applicable state tax authorities.

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

Note 3. Investments

The composition of our investments as of March 31, 2023 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$139,319	53.0%	$96,603	48.3%
Senior Secured Notes	2,616	1.0	2,128	1.1
Unsecured Debt	182	0.1	-	-
Fund Investment	1,027	0.4	1,027	0.5
Equity/Warrants	119,398	45.5	100,331	50.1
Total Investments	$262,542	100.0%	$200,089	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At March 31, 2023 and September 30, 2022, the total fair value of warrants was $210.1 thousand and $62.6 thousand, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the three and six months ended March 31, 2023, the Company acquired warrants in one existing portfolio company. During the three and six months ended March 31, 2022, the Company did not acquire any additional warrants in an existing portfolio company.

For the three and six months ended March 31, 2023, there was $210,153 and $147,584, respectively, in unrealized appreciation related to warrants. For each of the three and six months ended March 31, 2022, there was $4,250 of unrealized depreciation related to warrants, which was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2023 (dollars in thousands):

	Fair Value	Percentage

Services: Business	$43,204	21.6%
Banking, Finance, Insurance & Real Estate	35,202	17.6
Hotel, Gaming & Leisure	33,308	16.6
Services: Consumer	18,300	9.1
Construction & Building	18,438	9.2
Metals & Mining	12,107	6.1
Media: Broadcasting & Subscription	9,762	4.9
Automotive	9,402	4.7
High Tech Industries	5,385	2.7
Energy: Oil & Gas	5,199	2.6
Consumer Discretionary	3,655	1.8
Packaging	3,344	1.7
Aerospace & Defense	2,596	1.3
Retail	187	0.1
Total	$200,089	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2022 (dollars in thousands):

	Fair Value	Percentage

Services: Business	$52,851	27.4%
Hotel, Gaming & Leisure	31,947	16.6
Banking, Finance, Insurance & Real Estate	31,910	16.5
Services: Consumer	21,243	11.0
Construction & Building	17,724	9.1
Automotive	8,075	4.2
Consumer Discretionary	6,208	3.2
High Tech Industries	5,465	2.8
Media: Broadcasting & Subscription	4,220	2.2
Energy: Oil & Gas	4,152	2.2
Packaging	3,361	1.7
Metals & Mining	3,073	1.6
Aerospace & Defense	2,607	1.4
Retail	121	0.1
Total	$192,957	100.0%

The Company invests in portfolio companies principally located in North America. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at March 31, 2023 (dollars in thousands):

	Fair Value	Percentage
Northeast	$90,284	45.1%
Southeast	51,269	25.6
Midwest	28,856	14.4
West	18,936	9.5
Southwest	5,591	2.8
Mid-Atlantic	193	0.1
International	4,960	2.5
Total	$200,089	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2022 (dollars in thousands):

	Fair Value	Percentage
Northeast	$92,939	48.2%
Southeast	51,797	26.8
West	20,196	10.5
Midwest	16,023	8.3
Southwest	6,288	3.3
Mid-Atlantic	265	0.1
International	5,449	2.8
Total	$192,957	100.0%

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the six months ended March 31, 2023 and 2022 were as follows:

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2022	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2023	Earned Income
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan C	$-	$-	$-	$566,689	$-	$566,689	$(96,875)
	Revolving Credit Facility	4,151,562	215,622	-	264,993	-	4,632,177	406,160
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	758,929	-	-	-	-	758,929	50,500
	Senior Secured First Lien Term Loan	1,547,918	-	-	117,776	-	1,665,694	-
	Senior Secured First Lien Super Priority DDTL	1,500,000	-	-	-	-	1,500,000	99,696
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,378,510	-	(2,378,510)	-	-	-	-
	Equity	694,702	-	(962,717)	268,015	-	-	-
US Multifamily, LLC	Equity	1,282,571	(131,465)	-	(227,873)	-	923,233	-
Total Affiliated Investments		$12,314,192	$84,157	$(3,341,227)	$989,600	$-	$10,046,722	$459,481

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2022	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2023	Earned Income
Controlled Investments
FlexFIN, LLC	Equity Interest	$47,136,146	$(9,085,316)	$-	$-	-	$38,050,830	$1,927,203
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	-	3,630,773	2,378,510	182	23,273	6,032,738	245,738
	Equity	-	873,440	962,717	4,237,819	-	6,073,976	-
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	7,192,927	-	-	14,620	-	7,207,547	251,814
	Senior Secured First Lien Term Loan B	3,697,109	-	-	469,476	-	4,166,585	-
Total Controlled Investments		$58,026,182	$(4,581,103)	$3,341,227	$4,722,097	$23,273	$61,531,676	$2,424,755

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2021	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2022	Earned Income
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan B	$-	$-	$-	$19,468,870	$(19,468,870)	$-	$-
	Senior Secured First Lien Term Loan C	24,639	-	-	714,520	-	739,159	37,574
	Revolving Credit Facility	3,554,069	179,685	-	(4)	-	3,733,750	112,567
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	758,929	-	-	-	-	758,929	38,368
	Senior Secured First Lien Term Loan	2,279,814	-	-	(395,393)	-	1,884,421	-
	Senior Secured First Lien Super Priority DDTL	1,500,000	-	-	-	-	1,500,000	75,833
Caddo Investors Holdings 1 LLC	Equity	3,454,786	(3,448,219)	-	(925,960)	919,393	-	-
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	-	(4,910,671)	-	7,328,568	(2,417,897)	-	12
JFL-NGS Partners, LLC	Equity	26,862,813	(26,807,520)	-	(26,805,513)	26,750,220	-	-
JFL-WCS Partners, LLC	Equity	8,099,949	(8,084,639)	-	(7,970,361)	7,955,051	-	-
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,360,547	82,491	-	6,651	-	2,449,689	183,128
	Senior Secured First Lien Delayed Draw Term Loan	162,441	(163,915)	-	1,474	-	-	6,601
	Equity	553,746	-	-	146,647	-	700,393	-
Path Medical, LLC	Senior Secured First Lien Term Loan A	2,249,835	-	-	281,535	-	2,531,370	152,405
URT Acquisition Holdings Corporation	Warrants	920,000	(1,000,000)	-	(920,000)	1,000,000	-	-
US Multifamily, LLC	Senior Secured First Lien Term Loan	2,577,416	(2,577,417)	-	1	-	-	93,338
	Equity	2,236,261	-	-	134,101	-	2,370,362	-
Total Affiliated Investments		$57,595,245	$(46,730,205)	$-	$(8,934,864)	$14,737,897	$16,668,073	$699,826

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2021	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at March 31, 2022	Earned Income
Controlled Investments
FlexFIN, LLC	Equity Interest	$2,500,000	$22,805,000	$-	$-	$-	$25,305,000	$1,191,213
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	6,414,860	-	-	39,396	-	6,454,256	-
	Super Priority Senior Secured First Lien Term Loan	977,000	(500,000)	-	13,575	925	491,500	169,447
	Senior Secured First Lien Term Loan B	-	-	-	1,933,474	-	1,933,474	-
Total Controlled Investments		$9,891,860	$22,305,000	$-	$1,986,445	$925	$34,184,230	$1,360,660

(1)	The par amount and additional detail are shown in the Consolidated Schedule of Investments.
(2)	Securities with a zero value at the beginning and end of the period, and those that had no transaction activity were excluded from the roll forward.

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the six months ended March 31, 2023 and 2022. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the six months ended March 31, 2023 and 2022.

Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company evaluated and determined that it had one subsidiary, FlexFIN, LLC, that is deemed to be a “significant subsidiary” as of March 31, 2023 for which summarized financial information is presented below (dollars in thousands):

Balance Sheet	March 31, 2023 (Unaudited)	September 30, 2022 (Audited)
Total Assets	$38,050	$47,168
Total Liabilities	161	12

Income Statement	For the Six Months Ended March 31, 2023 (Unaudited)	For the Year Ended September 30, 2022 (Audited)
Total Income	$2,221	$3,855
Total Expenses	549	202
Net Income	$1,672	$3,653

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of March 31, 2023 (dollars in thousands):

	Fair Value Hierarchy as of March 31, 2023
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$13,444	$83,159	$96,603
Senior Secured Notes	-	2,128	-	2,128
Fund Investment	-	-	1,027	1,027
Equity/Warrants	27,416	5,835	67,080	100,331
Total	$27,416	$21,407	$151,266	$200,089

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended March 31, 2023 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Equities/ Warrants	Fund Investment	Total
Balance as of September 30, 2022	$74,252	$2,607	$69,816	$-	$146,675
Purchases and other adjustments to cost	15,443	-	8,723	1,027	25,193
Sales (including repayments or maturities)	(3,657)	(2,607)	(18,041)	-	(24,305)
Net realized gains/(losses) from investments	85	5	(927)	-	(837)
Net unrealized gains/(losses)	(2,964)	(5)	7,509	-	4,540
Transfer in/(out)	-	-	-	-	-
Balance as of March 31, 2023	$83,159	$-	$67,080	$1,027	$151,266

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended March 31, 2022 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured Notes		Unsecured Debt	Equities/ Warrants		Total
Balance as of September 30, 2021	$61,934	$2,490	$2,500		$-	$48,889		$115,813
Purchases and other adjustments to cost	44,145	-	-		-	38,964		83,109
Sales (including repayments or maturities)	(36,095)	-	-		(1,280)	(46,639)		(84,014)
Net realized gains/(losses) from investments	(21,744)	-	-		(99)	36,601		14,758
Net unrealized gains/(losses)	29,368	(3)	(2,500	)(1)	1,379	(32,551	)(1)	(4,307)
Transfer in/(out)	(5,248)	-	-		-	-		(5,248)
Balance as of March 31, 2022	$72,360	$2,487	$-		$-	$45,264		$120,111

(1)	FlexFIN, LLC was reclassed as an Equity from Secured Debt during the quarter ended December 31, 2021.

Net change in unrealized gain (loss) for the six months ended March 31, 2023 and 2022 included in earnings related to Level 3 investments still held as of March 31, 2023 and 2022 was approximately $2.4 million and $2.4 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold, including any repayments or maturities.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended March 31, 2023, no investments were transferred in or out of Level 3. During the six months ended March 31, 2022, one of our investments transferred out of Level 3 and no investments transferred into Level 3.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of March 31, 2023 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien Term Loans	$73,166	Market Approach	Market Yield	8.50% - 30.0% (13.11%)
Senior Secured First Lien Term Loans	5,199	Market Approach	Revenue Multiple	0.26x - 0.31x (0.3x)
Senior Secured First Lien Term Loans	3,925	Market Approach	EBITDA Multiple	4.0x - 5.00x (4.5x)
Senior Secured First Lien Term Loans	869	Market Approach	LTM EBITDA Multiple	6.5x - 7.5x (7.0x)

Equity/Warrants	38,051	Cost Approach	Replacement Cost	N/A
Equity/Warrants	11,151	Income Approach	Market Yield	0% - 13.50% (5.89%)
Equity/Warrants	10,291	Market Approach	LTM Multiple	6.5x - 7.5x (7.0x)
Equity/Warrants	6,454	Market Approach	EBITDA Multiple	0% - 38.6x (2.87x)
Equity/Warrants	923	Market Approach	Sum of the Parts/Estimated proceeds	6.3x - 7.0x (6.6x)
Equity/Warrants	210	Income Approach	DLOM (Discount for lack of Marketability)	2.9x - 3.2x (3.1x)

Fund Investment	1,027	Cost Approach	Transaction	N/A
Total	$151,266

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

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks through calendar year ended 2022. The Earnout and AMI were initially recorded with an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of March 31, 2023 and September 30, 2022, the Company deemed the contingent consideration to be uncollectible.

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

As of March 31, 2023 and September 30, 2022, the Company’s asset coverage was 266.3% and 255.0%, respectively, after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act. No approval was obtained and the Company is still subject to the 200% requirement.

The Company’s outstanding debt excluding debt issuance costs as of March 31, 2023 and September 30, 2022 was as follows (dollars in thousands):

	March 31, 2023				September 30, 2022
	Aggregate Principal Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Available	Principal Amount Outstanding	Carrying Value	Fair Value
2023 Notes	$-	$-	$-	$-	$22,522	$22,522	$22,483	$22,378
2028 Notes	57,500	57,500	55,635	50,393	57,500	57,500	55,480	50,255
Revolving Credit Facility	50,000	23,242	23,242	23,242	-	-	-	-
Total debt	$107,500	$80,742	$78,877	$73,635	$80,022	$80,022	$77,963	$72,633

Credit Facility

On December 15, 2022, the Company entered into a 3 year $50 million revolving credit facility (the “Credit Facility”) with Woodforest National Bank (“Woodforest’). Woodforest is the administrative agent, sole bookrunner and sole lead arranger.

Under the Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. Amounts available to borrow under the Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Credit Facility) that are pledged as collateral. As of March 31, 2023, the Company was in compliance in all material respects with the terms of the Credit Facility.

As of March 31, 2023 and September 30, 2022, there was $23.2 million and $0 million outstanding respectively under the Credit Facility.

Outstanding loans under the Credit Facility bear a monthly interest rate at Term SOFR + 2.90%. The Company is also subject to a commitment fee of 0.25%, which shall accrue on the actual daily amount of the undrawn portion of the revolving credit.

On January 17, 2023, the Company borrowed $23.2 million under the Credit Facility and used these proceeds to redeem $22,521,800 in aggregate principal amount of the issued and outstanding 2023 Notes, comprising all issued and outstanding 2023 Notes. The 2023 Notes were redeemed at 100% of their principal amount, plus accrued and unpaid interest thereon from September 30, 2022 through, but excluding January 17, 2023 (the “Redemption Date”).

Unsecured Notes

2023 Notes

On March 18, 2013, the Company issued $60.0 million in aggregate principal amount of 6.125% unsecured notes that mature on March 30, 2023 (the “2023 Notes”). On March 26, 2013, the Company closed an additional $3.5 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes. As of March 30, 2016, the 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option. The 2023 Notes bore interest at a rate of 6.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2013.

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

On December 15, 2022, the Company caused notices to be issued to the holders of its 2023 Notes regarding the Company’s exercise of its option to redeem $22,521,800 in aggregate principal amount of issued and outstanding 2023 Notes, comprising all issued and outstanding 2023 Notes, at a price equal to 100% of the principal amount of the 2023 Notes, plus accrued and unpaid interest thereon from September 30, 2022, through, but excluding, January 17, 2023 in accordance with the terms of the indenture governing the 2023 Notes. The redemption was completed on January 17, 2023. The Company funded the redemption of the 2023 Notes with loans obtained under the Credit Facility.

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

Fair Value of Debt Obligations

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of March 31, 2023 and September 30, 2022, the Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4. As of March 31, 2023, the Credit Facility would be deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

Debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As of March 31, 2023 and September 30, 2022, debt issuance costs related to the Notes were as follows (dollars in thousands):

	March 31, 2023			September 30, 2022
	2023 Notes	2028 Notes	Total	2023 Notes	2028 Notes	Total
Total debt issuance costs	$20	$1,937	$1,957	$3,102	$2,311	$5,413
Amortized debt issuance costs	20	72	92	3,063	291	3,354
Unamortized debt issuance costs	$-	$1,865	$1,865	$39	$2,020	$2,059

For the three and six months ended March 31, 2023 and 2022, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
2023 Notes Interest	$65	$345	$820	$1,060
2028 Notes Interest	779	755	1,124	1,486
Credit facility interest	353	-	353	-
Amortization of debt issuance costs	101	121	204	163
Total	$1,298	$1,221	$2,501	$2,709
Weighted average stated interest rate	6.0%	6.2%	5.7%	6.0%
Weighted average outstanding balance	$80,606	$80,022	$80,311	$90,863

For the three and six months ended March 31, 2023, Interest and financing expenses on the Consolidated Statements of Operations includes $85,532 and $113,963, respectively, for amortization of deferred financing costs pertaining to the credit facility. For the three and six months ended March 31, 2022, Interest and financing expenses on the Consolidated Statements of Operations includes $0 and $0, respectively, for amortization of deferred financing costs pertaining to the credit facility.

Note 6. Agreements

Administration Agreement

In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services (“U.S. Bancorp”). A U.S. Bancorp affiliate also served as the Company’s custodian. The Company’s administrative and custodial relationship with U.S. Bancorp terminated on August 9, 2022. SS&C Technologies, Inc. (“SS&C”) has since served as administrator of the Company and has provided the Company with fund accounting and financial reporting services pursuant to the services agreement with the Company. Effective September 12, 2022, Computershare Trust Company, N.A. (“Computershare”) serves as custodian for the Company pursuant to its Loan Administration and Custodial Agreement with the Company. For the three and six months ended March 31, 2023, we incurred approximately $77,937 and $155,821 in administrator expenses, respectively. For the three and six months ended March 31, 2022, we incurred approximately $82,415 and $151,281 in administrator expenses, respectively.

As of March 31, 2023 and September 30, 2022, $1,900 and $74,911 was included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

In connection with the approval of the CIP, the Compensation Committee in April 2022, approved awards for the three year performance period commencing on January 1, 2022 and ending on December 31, 2024. Each participant is eligible to receive an amount of cash equal to 0%-200% of the target award set forth in the table below (“Target Performance Award”), based on the achievement of net asset value (“NAV”) and NAV per share goals (weighted at 30% and 70%, respectively) as of the end of the performance period (the “Performance Goals”). Performance is evaluated separately for each Performance Goal. No payment is made with respect to a Performance Goal if a threshold level of performance is not achieved. Each Performance Goal is subject to (i) a threshold level of performance at which a percentage of the Target Performance Award attributable to that Performance Goal may be paid and below which no payment is made pursuant to an Award, (ii) a target level of performance at which 100% of the Target Performance Award attributable to that Performance Goal may be paid and (iii) a maximum level of performance, at which 200% of the Target Performance Award attributable to that Performance Goal may be paid, in each case subject to such other terms and conditions of an Award. Between threshold, target and maximum performance levels for each Performance Goal, the portion of that Award attributed to the Performance Goal shall be interpolated in a linear progression. During the three and six months ended March 31, 2023, no accrual was recorded for these awards.

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

Note 7. Related Party Transactions

Due from Affiliates

Due from affiliates at March 31, 2023 and September 30, 2022 consists of certain legal and general and administrative expenses paid by the Company on behalf of certain of its affiliates.

Note 8. Commitments

Unfunded commitments

As of March 31, 2023 and September 30, 2022, we had commitments under loan and financing agreements to fund up to $2.9 million to four portfolio companies and $6.0 million to six portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2023 and September 30, 2022 is shown in the table below (dollars in thousands):

	March 31, 2023	September 30, 2022
SS Acquisition, LLC (dba Soccer Shots Franchising) - Senior Secured First Lien Delayed Draw Term Loan	$-	$4,000
Kemmerer Operations, LLC - Senior Secured First Lien Delayed Draw Term Loan	-	908
Secure Acquisition Inc. (dba Paragon Films) - Senior Secured First Lien Delayed Draw Term Loan	517	517
NVTN LLC - Senior Secured First Lien Delayed Draw Term Loan	220	220
Black Angus Steakhouses, LLC Senior Secured First Lien Super Priority Delayed Draw Term Loan	167	167
1888 Industrial Services, LLC - Revolving Credit Facility	-	216
Tamarix Capital Partners II, L.P. - Fund Investment	2,038	-
Total unfunded commitments	2,942	6,028

Lease obligations

The Company evaluates its leases to determine whether they should be classified as operating or financing leases. PhenixFIN identified one operating lease for its office space. The lease commenced September 1, 2021 and expires November 30, 2026.

Upon entering into the lease on September 1, 2021, PhenixFIN recorded a right-of-use asset and a lease liability as of that date.

As of March 31, 2023 and September 30, 2022, the asset related to the operating lease was $444,544 and $513,142, respectively, and is included in the Other assets balance on the Consolidated Balance Sheet. As of March 31, 2023 and September 30, 2022, the lease liability was $498,961 and $570,695, respectively, and is included in the Other liabilities balance on the Consolidated Statements of Assets and Liabilities. As of March 31, 2023 and September 30, 2022, the remaining lease term was approximately four years for each of the respective periods and the implied borrowing rate was 5.25% for each of the respective periods.

The following table shows future minimum payments under PhenixFIN’s operating lease as of March 31, 2023:

For the Years Ended September 30,	Amount
2023	$74,160
2024	152,399
2025	156,971
2026	161,680
2027	27,417
Thereafter	-
572,627
Difference between undiscounted and discounted cash flows	(73,666)
$498,961

Note 9. Fee Income

Fee income consists of origination/closing fees, amendment fees, prepayment penalty and other miscellaneous fees which are non-recurring in nature, as well as administrative agent fees, which are recurring in nature. The following table summarizes the Company’s fee income for the three and six months ended March 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Prepayment fee	$-	$-	$-	$209
Administrative agent fee	75	75	75	94
Amendment fee	-	-	-	4
Other fees	96	10	170	48
Fee income	$171	$85	$245	$355

Note 10. Directors Fees

For each of calendar year 2022 and 2023, the Company’s independent directors each receive an annual fee of $100,000. In addition, the lead independent director receives an annual retainer of $30,000; the chair of the Audit Committee receives an annual retainer of $25,000, and each of its other members receives an annual retainer of $12,500; and the chairs of the Nominating and Corporate Governance Committee and of the Compensation Committee each receive an annual retainer of $15,000 and each of the other members of these committees receive annual retainers of $8,000. The Company’s independent directors also receive a fee of $3,000 for each board meeting and $2,500 for each committee meeting that they attend.

No board service compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and six months ended March 31, 2023, the Company recognized $0.2 million, and $0.4 million for directors’ fees expense, respectively. For the three and six months ended March 31, 2022, the Company recognized $0.2 million, and $0.4 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of March 31, 2023.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three and six months ended March 31, 2023 and 2022 (dollars in thousands, except share and per share amounts):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$6,708	$2,973	$10,660	$7,776
Weighted average shares of common stock outstanding - basic and diluted	2,095,193	2,397,911	2,098,041	2,458,222
Earnings (loss) per share of common stock - basic and diluted	$3.20	$1.24	$5.08	$3.16

Note 12. Financial Highlights

The following is a schedule of financial highlights for the six months ended March 31, 2023 and 2022:

	For the Six Months Ended March 31,
	2023	2022
Per share data
Net Asset Value per share at Beginning of Period	$57.49	$57.08

Results of Operations:
Net Investment Income/(Loss)(1)	1.63	0.55
Net Realized Gain/(Loss) on Investments	(0.38)	6.38
Net Unrealized Gain/(Loss) on Investments	3.83	(3.65)
Net loss on extinguishment of debt	-	(0.12)
Net Increase (Decrease) in Net Assets Resulting from Operations	5.08	3.16

Capital Share Transactions
Repurchase of common stock under stock repurchase program	0.13	2.70
Net Increase (Decrease) Resulting from Capital Share Transactions	0.13	2.70
Net Asset Value per share at End of Period	$62.70	$62.94

Net Assets at End of Period	$131,150,889	$138,960,140
Shares Outstanding at End of Period	2,091,638	2,207,794

Per share market value at end of period	$37.00	$40.90
Total return based on market value(2)	6.08%	(4.66%)
Total return based on net asset value per share(3)	9.06%	10.27%
Portfolio turnover rate	13.70%	104.76%

Ratios:
Ratio of net investment/(loss) income to average net assets after waivers, discounts and reimbursements(4)	5.47%	1.84%
Ratio of total expenses to average net assets(4)	9.90%	7.42%

Supplemental Data:
Percentage of non-recurring fee income(5)	2.54%	5.23%
Average debt outstanding(6)	$80,310,648	$90,862,684
Average debt outstanding per weighted average common share	$38.33	$36.96
Asset coverage ratio per unit(7)	$2,663	$2,787
Senior Securities Outstanding(8)
2023 Notes	$-	$22,521,800
2028 Notes	$57,500,000	$57,500,000

Average market value per unit:
2023 Notes	$25.10	$25.40
2028 Notes	$23.27	$25.12

(1)	Net investment income/(loss) excluding management and incentive fee waivers, discounts and reimbursements based on total weighted average common stock outstanding equals $1.63 and $0.55 per share for the six months ended March 31, 2023, and 2022, respectively.
(2)	Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.
(3)	Total return is historical and assumes changes in NAV, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.
(4)	Ratios are annualized during interim periods.
(5)	Represents the impact of the non-recurring fees as a percentage of total investment income.
(6)	Based on daily weighted average carrying value of debt outstanding during the period.
(7)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
As of March 31, 2023, the Company’s asset coverage was 266.3% after giving effect to leverage and therefore the Company’s asset coverage was above 200%, the minimum asset coverage requirement under the 1940 Act.
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

The Company did not declare any distribution payments during the three and six months ended March 31, 2023 and 2022.

Note 14. Share Transactions

On February 8, 2023, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Since announcing this share repurchase program on January 11, 2021, the Company has repurchased an aggregate of 632,071 shares of common stock through March 31, 2023 with a total cost of approximately $25.0 million, or 23.2% of shares outstanding as of the program’s inception. Taking into account such prior repurchases, the total remaining amount authorized under the expanded share repurchase program is approximately $10.0 million.

The following table sets forth the number of shares of common stock repurchased by the Company at an average price of $36.85 per share under its share repurchase program from February 10, 2021 through March 31, 2023:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
February 2021	13,082	$30.25 - $30.96	$397,384
March 2021	12,241	$30.25 - $34.42	393,938
April 2021	14,390	$33.11 - $34.89	491,469
May 2021	25,075	$34.56 - $39.93	976,440
August 2021	141,700	$41.03 - $42.28	5,944,213
January 2022	7,312	$39.07 - $40.88	293,756
February 2022	170,589	$39.53 - $41.00	6,908,864
March 2022	132,054	$39.24 - $40.57	5,306,885
April 2022	2,942	$39.07 - $41.00	117,758
May 2022	3,391	$37.70 - $39.78	131,338
June 2022	3,515	$37.28 - $39.19	135,063
July 2022	700	$36.43 - $37.26	25,864
August 2022	3,081	$28.27 - $37.82	112,456
September 2022	91,808	$36.13 - $37.53	3,443,845
October 2022	401	$35.20 - $36.14	14,434
November 2022	1,103	$34.53 - $35.28	38,790
December 2022	1,501	$33.26 - $34.84	51,295
January 2023	2,052	$32.78 - $34.84	68,665
February 2023	3,131	$33.06 - $39.03	115,430
March 2023	2,003	$37.02 - $38.89	76,214
Total	632,071		$25,044,100

During the six months ended March 31, 2023, 10,191 shares were transferred into treasury.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items disclosed herein, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three and six months ended March 31, 2023.

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

War in Ukraine

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

We have evaluated subsequent events from March 31, 2023 through the filing date of this quarterly report on Form 10-Q. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period ended March 31, 2023, the analysis contained herein may not fully account for market event impacts. As of March 31, 2023, the Company valued its portfolio investments in conformity with U.S. generally accepted accounting principles (“GAAP”) based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that market events may have caused during the months following our most recent valuation (as of March 31, 2023), any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio.

Interest Rate Environment

In 2022, the Federal Reserve raised short-term interest rates and has indicated additional interest rate increases may come. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a LIBOR or SOFR floor, as applicable), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates continue to rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

A change in the general level of interest rates can be expected to lead to a change in the interest rates we receive on many of our debt investments.

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

In connection with the approval of the CIP, the Compensation Committee in April 2022 approved awards for the executive officers named in the table below for the three year performance period commencing on January 1, 2022 and ending on December 31, 2024. Each participant is eligible to receive an amount of cash equal to 0%-200% of the target award set forth in the table below (“Target Performance Award”), based on the achievement of net asset value (“NAV”) and NAV per share goals (weighted at 30% and 70%, respectively) as of the end of the performance period (the “Performance Goals”). Performance is evaluated separately for each Performance Goal. No payment is made with respect to a Performance Goal if a threshold level of performance is not achieved. Each Performance Goal is subject to (i) a threshold level of performance at which a percentage of the Target Performance Award attributable to that Performance Goal may be paid and below which no payment is made pursuant to an Award, (ii) a target level of performance at which 100% of the Target Performance Award attributable to that Performance Goal may be paid and (iii) a maximum level of performance, at which 200% of the Target Performance Award attributable to that Performance Goal may be paid, in each case subject to such other terms and conditions of an Award. Between threshold, target and maximum performance levels for each Performance Goal, the portion of that Award attributed to the Performance Goal shall be interpolated in a linear progression. During the three and six months ended March 31, 2023, no accrual was recorded for these awards.

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

Portfolio and Investment Activity

As of March 31, 2023 and September 30, 2022, our portfolio had a fair market value of approximately $200.1 million and $193.0 million, respectively.

During the six months ended March 31, 2023, we received proceeds from sale and settlements of investments of $26.9 million, including principal and dividend proceeds, realized net losses on investments of $0.8 million, and invested $26.0 million.

During the six months ended March 31, 2022, we received proceeds from sale and settlements of investments of $89.8 million including principal and dividend proceeds, net realized gains (losses) on investments of $15.7 million, and invested $119.8 million.

The following table summarizes the amortized cost and the fair value of our average portfolio company (dollars in thousands):

	March 31, 2023		September 30, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$4,039	$3,078	$3,560	$2,608
Largest portfolio company	38,051	38,051	47,136	47,136

The following table summarizes the amortized cost and the fair value of investments as of March 31, 2023 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$139,319	53.0%	$96,603	48.3%
Senior Secured Notes	2,616	1.0	2,128	1.1
Unsecured Debt	182	0.1	-	-
Fund Investment	1,027	0.4	1,027	0.5
Equity/Warrants	119,398	45.5	100,331	50.1
Total Investments	$262,542	100.0%	$200,089	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2022 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$128,482	48.7%	$88,248	45.6%
Senior Secured Second Lien Term Loans	2,603	1.0	2,607	1.4
Senior Secured Notes	2,252	0.9	1,659	0.9
Unsecured Debt	182	0.1	-	-
Equity/Warrants	129,929	49.3	100,443	52.1
Total Investments	$263,448	100.0%	$192,957	100.0%

As of March 31, 2023, our income-bearing investment portfolio based upon cost represented 63.6% of our total portfolio of which 79.8% bore interest based on floating rates, such as the London Interbank Offering Rate (“LIBOR”) or the Secured Overnight Financing Rate (“SOFR”), while 20.2% bore interest at fixed rates. As of March 31, 2023, the Company had a weighted average yield of 11.8% on debt and other income producing investments. This yield does not represent the total return to our stockholders.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2023 and September 30, 2022 (dollars in thousands):

	March 31, 2023		September 30, 2022
	Fair Value	Percentage	Fair Value	Percentage
1	$-	0.0%	$-	0.0%
2	164,941	82.5%	159,279	82.6%
3	13,278	6.6%	22,183	11.5%
4	16,038	8.0%	6,250	3.2%
5	5,832	2.9%	5,245	2.7%
Total	$200,089	100.0%	$192,957	100.0%

Results of Operations

Operating results for three and six months ended March 31, 2023 and 2022 are as follows (dollars in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Total investment income	$4,912	$3,657	$9,616	$6,791
Less: Net expenses	3,138	2,507	6,193	5,440
Net investment income/(loss)	1,774	1,150	3,423	1,351
Net realized gains (losses) on investments	(815)	454	(801)	15,677
Net change in unrealized gains (losses) on investments	5,749	1,369	8,038	(8,956)
Loss on extinguishment of debt	-	-	-	(296)
Net increase (decrease) in net assets resulting from operations	$6,708	$2,973	$10,660	$7,776

Investment Income

For the three months ended March 31, 2023, investment income totaled $4.9 million, of which $2.8 million was attributable to portfolio interest, $1.5 million was attributable to dividend income, $0.2 million was attributable to fee income and $0.4 million was attributable to other income. For the six months ended March 31, 2023, investment income totaled $9.6 million, of which $5.5 million was attributable to portfolio interest, $3.5 million was attributable to dividend income, $0.2 million was attributable to fee income and $0.4 million was attributable to other income. Dividend income was received from 3 investments during the six months ended March 31, 2023.

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

Operating Expenses

Operating expenses for the three and six months ended March 31, 2023 and 2022 are as follows (dollars in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Interest and financing expenses	$1,382	$1,221	$2,615	$2,709
Professional fees, net	377	161	725	467
Salaries and benefits	802	430	1,660	936
General and administrative	201	290	421	487
Directors fees	177	167	371	376
Insurance	121	156	245	314
Administrator expenses	78	82	156	151
Total Expenses	$3,138	$2,507	$6,193	$5,440

For the three months ended March 31, 2023, total operating expenses increased by $0.6 million, or 25.2% compared to the three months ended March 31, 2022. For the six months ended March 31, 2023, total operating expenses increased by $0.8 million, or 13.8% compared to the six months ended March 31, 2022.

Interest and Financing Expenses

Interest and financing expenses for the three months ended March 31, 2023 increased by $0.2 million, or 13.2% compared to the three months ended March 31, 2022. Interest and financing expenses for the six months ended March 31, 2023 decreased by $0.1 million, or 3.5% compared to the six months ended March 31, 2022. The decrease in interest and financing expenses for the six months ended March 31, 2023 was primarily due to the redemption of the 2023 Notes on January 17, 2023.

Professional Fees and General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended March 31, 2023 increased by $0.2 million, or 134.2% compared to the three months ended March 31, 2022.

Professional fees and general and administrative expenses for the six months ended March 31, 2023 increased by $0.3 million, or 55.2% compared to the six months ended March 31, 2022.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and six months ended March 31, 2023, we recognized $0.8 million of realized losses on our portfolio investments. The realized losses were primarily due to the write off of Walker Edison Furniture Company for $2.1 million and proceeds from Footprint for $1.2 million of a gain.

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

For the three months ended March 31, 2023, we had $5.7 million of net unrealized appreciation on investments. The net unrealized appreciation resulted from fair market value appreciation primarily attributable to Kemmerer Operations, Maritime Wireless, the reversal of the realized loss on Walker Edison which was offset by the unrealized depreciation on Lucky Bucks.

For the six months ended March 31, 2023, we had $8.0 million of net unrealized appreciation on investments. The net unrealized appreciation resulted from fair market value appreciation primarily attributable to Level One asset along with Kemmerer Operations, Maritime Wireless, the reversal of the realized loss on Walker Edison which was offset by the unrealized depreciation on Lucky Bucks.

For the three months ended March 31, 2022, we had $1.4 million of net unrealized appreciation on investments. The net unrealized appreciation resulted from the reversal of previously recorded unrealized depreciation due to the repayment of one investment and net mark-to-market adjustments on investments.

For the six months ended March 31, 2022, we had $9.0 million of net unrealized depreciation on investments. The net unrealized depreciation resulted from the reversal of previously recorded net unrealized depreciation on nine investments that were realized, partially sold, or written-off during the year, as well as net mark-to-market adjustments on investments.

Provision for Deferred Taxes on Unrealized Depreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and six months ended March 31, 2023 and 2022, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

Changes in Net Assets from Operations

For the three months ended March 31, 2023, we recorded a net increase in net assets resulting from operations of $6.7 million compared to a net increase in net assets resulting from operations of $3.0 million for the three months ended March 31, 2022. Total Net Assets decreased from the last quarter due to share repurchases in the amount of $0.3 million. Based on 2,095,193 and 2,397,911 weighted average common shares outstanding for the three months ended March 31, 2023 and 2022, respectively, our per share net increase in net assets resulting from operations was $3.20 for the three months ended March 31, 2023 and $1.24 for the three months ended March 31, 2022.

For the six months ended March 31, 2023, we recorded a net increase in net assets resulting from operations of $10.7 million compared to a net increase in net assets resulting from operations of $7.8 million for the six months ended March 31, 2022. This increase takes into account increased net income and net capital appreciation for the period, each as described above. Based on 2,098,041 and 2,458,222 weighted average common shares outstanding for the six months ended March 31, 2023 and 2022, respectively, our per share net increase in net assets resulting from operations was $5.08 for the six months ended March 31, 2023 and $3.16 for the six months ended March 31, 2022.

Financial Condition, Liquidity and Capital Resources

As a RIC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital, including raising equity, increasing debt, and funding from operational cash flow.

Our liquidity and capital resources historically have been generated primarily from the net proceeds of public offerings of common stock, advances from the Credit Facility and net proceeds from the issuance of notes as well as cash flows from operations. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

As of March 31, 2023, we had $10.8 million in cash and cash equivalents.

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

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program. On February 9, 2022, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $15 million to $25 million. On February 8, 2023, the Board of Directors approved the further expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Under the share repurchase program, the Company repurchased an aggregate of 632,071 shares of common stock through March 31, 2023, or 23.2% of shares outstanding as of the program’s inception, with a total cost of $25.0 million. Taking into account such prior repurchases, the total remaining amount authorized under the expanded share repurchase program at March 31, 2023 was approximately $10.0 million.

Credit Facility

On December 15, 2022, the Company and its wholly-owned subsidiaries executed a three-year, $50 million revolving credit facility (the “Credit Facility”) with WoodForest Bank, N.A. (“WoodForest”), Valley National Bank, and Axiom Bank, (collectively, the “Lenders”). WoodForest is the administrative agent, sole bookrunner and sole lead arranger. As of March 31, 2023, there was $23.2 million outstanding borrowings by the Company under the Credit Facility.

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

Unsecured Notes

2023 Notes

On March 18, 2013, the Company issued $60.0 million in aggregate principal amount of 2023 Notes. As of March 30, 2016, the 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option. On March 26, 2013, the Company closed an additional $3.5 million in aggregate principal amount of 2023 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes. The 2023 Notes bore interest at a rate of 6.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2013.

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

On December 15, 2022, the Company caused notices to be issued to the holders of its 2023 Notes regarding the Company’s exercise of its option to redeem $22,521,800 in aggregate principal amount of issued and outstanding 2023 Notes, comprising all issued and outstanding 2023 Notes, at a price equal to 100% of the principal amount of the 2023 Notes, plus accrued and unpaid interest thereon from September 30, 2022, through, but excluding, January 17, 2023 in accordance with the terms of the indenture governing the 2023 Notes. The redemption was completed on January 17, 2023. The Company funded the redemption of the 2023 Notes with loans obtained under the Credit Facility, as described earlier in this section.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2023 and September 30, 2022, we had commitments under loan and financing agreements to fund up to $2.9 million to four portfolio companies and $6.0 million to six portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of March 31, 2023 and September 30, 2022 is shown in the table below (dollars in thousands):

	March 31, 2023	September 30, 2022
SS Acquisition, LLC (dba Soccer Shots Franchising) - Senior Secured First Lien Delayed Draw Term Loan	$-	$4,000
Kemmerer Operations, LLC - Senior Secured First Lien Delayed Draw Term Loan	-	908
Secure Acquisition Inc. (dba Paragon Films) - Senior Secured First Lien Delayed Draw Term Loan	517	517
NVTN LLC - Senior Secured First Lien Delayed Draw Term Loan	220	220
Black Angus Steakhouses, LLC Senior Secured First Lien Super Priority Delayed Draw Term Loan	167	167
1888 Industrial Services, LLC - Revolving Credit Facility	-	216
Tamarix Capital Partners II, L.P. - Fund Investment	2,038	-
Total unfunded commitments	2,942	6,028

The following table shows our payment obligations for repayment of debt and other contractual obligations at March 31, 2023 (dollars in thousands):

	Payments Due by Period
	2023	2024	2025	2026	2027	Thereafter	Total
Revolving Credit Facility	$-	$-	$(23,241,941)	$-	$-	$-	$(23,241,941)
2028 Notes	-	-	-	-	-	(57,500,000)	(57,500,000)
Operating Lease Obligation (1)	(74,160)	(152,399)	(156,971)	(161,680)	(27,417)	-	(572,627)
Total contractual obligations	$(74,160)	$(152,399)	$(23,398,912)	$(161,680)	$(27,417)	$(57,500,000)	$(81,314,568)

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

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

There were no dividend distribution payments during the three and six months ended March 31, 2023 and 2022.

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

Non-accrual: We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At March 31, 2023, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $9.5 million, or 4.7% of the fair value of our portfolio. At September 30, 2022, certain investments in five portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $5.2 million, or 2.7% of the fair value of our portfolio.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR and SOFR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three and six months ended March 31, 2023, we did not engage in hedging activities.

As of March 31, 2023, 75.9% of our income-bearing investment portfolio bore interest based on floating rates based upon fair value. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR, SOFR or similar reference rates are not offset by a corresponding increase in the spread over LIBOR, SOFR or similar reference rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to any income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR, SOFR or similar reference rates. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. The composition of our floating rate debt investments by cash interest rate LIBOR and SOFR floor as of March 31, 2023 was as follows (dollars in thousands):

	March 31, 2023
LIBOR and SOFR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$41,582	45.9%
1% to under 2%	44,537	49.2
2% to under 3%	-	-
No Floor	4,452	4.9
Total	$90,571	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2023, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR and SOFR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Change in Interest Rates	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
Up 300 basis points	$6,900	$(1,700)	$5,200
Up 200 basis points	4,600	(1,200)	3,400
Up 100 basis points	2,300	(600)	1,700
Down 100 basis points	(2,300)	600	(1,700)
Down 200 basis points	(4,600)	1,200	(3,400)
Down 300 basis points	(6,900)	1,700	(5,200)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on December 16, 2022, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the six months ended March 31, 2023 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Risks Related to our Business

We may not be able to pay you distributions and our distributions may not grow over time.

When possible, we may pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. As of March 31, 2023, the Company’s asset coverage was 266.3% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

Risks Related to our Operations as a BDC and RIC

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital which could have a material adverse impact on our liquidity, financial condition and results of operations.

Our business requires a substantial amount of capital to operate and grow. We may acquire additional capital from the issuance of senior securities (including debt and preferred stock), the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations. As of March 31, 2023, the Company’s asset coverage was 266.3% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act.

Risks Relating to an Investment in our Securities

The indenture under which the 2028 Notes are issued place restrictions on our and/or our subsidiaries’ activities.

The terms of the indentures under which the 2028 Notes were issued place restrictions on our and/or our subsidiaries’ ability to, among other things issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2028 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2028 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2028 Notes and  (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2028 Notes, except as would cause our asset coverage to be below 200% as a result of such borrowings and/or issuances, whether or not we continue to be subject to the regulations of the 1940 Act. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. As of March 31, 2023, the Company’s asset coverage was 266.3% after giving effect to leverage. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase.

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

As of March 31, 2023, investments in our affiliate’s asset-based lending business constituted 17.8% of our total assets. Thus, the Company presently has significant exposure to its asset based lending business. This asset based lending exposure subjects the Company to the particular risks of such business to a greater degree than others not similarly concentrated. The Company’s affiliate’s asset based lending activity within the gemstone and jewelry industry is exposed to factors that can impact price of gemstones and jewelry, including supply and demand of gemstones; political, economic, and global financial events; movement of the U.S. dollar versus other currencies; and the activity of large speculators and other participants. The gemstones and jewelry industry is exposed to the risk of loss as a result of fraud in its various forms. A significant decline in market prices of gemstones could result in reduced collateral value and losses, i.e., a lower balance of asset-based loans outstanding for the Company’s affiliate (which in turn would adversely impact out net asset value). See Item 1A of our Form 10-K, filed December 16, 2022, for risk factors related to our investment in this business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.2	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2020).

3.3	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.4	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.5	Amendment No. 1 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 7, 2019).

3.6	Amendment No. 2 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.7	Amendment No. 3 to the Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 16, 2021).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

4.2	Indenture, dated February 7, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.2 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-179237), filed on February 13, 2012).

4.3	First Supplemental Indenture, dated March 21, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 21, 2012).

4.4	Second Supplemental Indenture, dated March 18, 2013, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

4.5	Third Supplemental Indenture, dated December 17, 2015, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.6 to the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2 (File No. 333-187324), filed December 17, 2015).

4.6	Description of PhenixFIN Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-258913), filed on October 15, 2021.

10.1	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J.1 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.2	Form of Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.3	Settlement Term Sheet, dated April 15, 2019 (Incorporated by reference to the Current Report on Form 8-K, filed on April 17, 2019).

10.4	Stipulation of Settlement, dated July 29, 2019, by and among Medley Capital Corporation, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, Medley Management Inc., MCC Advisors LLC, Medley LLC and Medley Group LLC, on the one hand, and FrontFour Capital Group LLC and FrontFour Master Fund, Ltd., on behalf of themselves and a class of similarly situated stockholders of Medley Capital Corporation, on the other hand, in connection with the action styled In re Medley Capital Corporation Stockholder Litigation, Cons. C.A. No. 2019-0100-KSJM (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.5	Governance Agreement, dated July 29, 2019, by and among, Medley Capital Corporation, on the one hand, and FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, on the other hand (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.6	Standstill Agreement, dated as of August 19, 2020, by and between the Medley Capital Corporation and Howard Amster and the other persons and entities identified therein (Incorporated by reference to the Current Report on Form 8-K filed on August 21, 2020).

10.7	Fund Accounting Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on December 11, 2020).

10.8	Administration Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on December 11, 2020).

10.9	PhenixFIN Long Term Cash Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on May 9, 2022).

10.10	First Amendment to the PhenixFIN Long Term Cash Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on February 9, 2023).

10.11	Form of Award Agreement (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on May 9, 2022).

14.1	Code of Ethics & Insider Trading Policy of the Registrant (Incorporated by reference to Exhibit 99.R to the Registrant’s Registration Statement on Form N-2 (File No. 333-258913), filed on August 19, 2021.

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Quarterly Report on Form 10-Q filed on February 10, 2022).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2023
PhenixFIN Corporation

	By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer
(Principal Accounting and Financial Officer)