Form 10-Q
period 2023-06-30
PhenixFIN Corp
filed 2023-08-11
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

The Registrant had 2,088,589 shares of common stock, $0.001 par value, outstanding as of August 10, 2023.

PHENIXFIN CORPORATION

i

PHENIXFIN CORPORATION

Consolidated Statements of Assets and Liabilities

	June 30, 2023 (Unaudited)	September 30, 2022
Assets:
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $142,762,992 and $147,378,917, respectively)	$124,234,092	$122,616,275
Affiliated investments (amortized cost of $50,295,960 and $30,585,884, respectively)	35,336,778	12,314,192
Controlled investments (amortized cost of $79,039,463 and $85,483,093, respectively)	59,115,748	58,026,182
Total Investments at fair value	218,686,618	192,956,649
Cash and cash equivalents	10,876,185	22,768,066
Receivables:
Interest receivable	865,458	727,576
Paydown receivable	-	112,500
Dividends receivable	220,636	269,330
Other receivable	6,835	36,992
Prepaid share repurchase	11,443	489,156
Deferred financing costs	763,744	50,000
Due from Affiliate	396,419	271,962
Other assets	615,438	1,192,677
Total Assets	$232,442,776	$218,874,908

Liabilities:
Credit facility and note payable (net of debt issuance costs of $1,782,166 and $2,059,164, respectively)	$83,959,776	$77,962,636
Investments purchased payable	5,118,912	-
Accounts payable and accrued expenses	2,018,046	2,040,277
Interest and fees payable	669,577	503,125
Other liabilities	466,500	572,949
Deferred revenue	255,301	325,602
Administrator expenses payable (see Note 6)	-	74,911
Due to broker	-	16,550,000
Total Liabilities	92,488,112	98,029,500

Commitments and Contingencies (see Note 8)

Net Assets:

Common Shares, $0.001 par value; 5,000,000 shares authorized; 2,723,709 shares issued; 2,088,589 and 2,102,129 common shares outstanding, respectively	2,089	2,102
Capital in excess of par value	674,934,277	675,401,802
Total distributable earnings (loss)	(534,981,702)	(554,558,496)
Total Net Assets	139,954,664	120,845,408
Total Liabilities and Net Assets	$232,442,776	$218,874,908

Net Asset Value Per Common Share	$67.01	$57.49

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022

Interest Income:
Interest from investments
Non-controlled, non-affiliated investments:
Cash	$1,794,974	$1,468,171	$5,827,756	$3,748,190
Payment in-kind	110,477	102,063	336,257	340,636
Affiliated investments:
Cash	652,304	(23,496)	1,111,785	486,569
Payment in-kind	-	93,275	-	283,036
Controlled investments:
Cash	30,610	4,375	282,425	1,365,035
Payment in-kind	134,550	-	380,287	-
Total interest income	2,722,915	1,644,388	7,938,510	6,223,466
Dividend income	1,926,049	1,846,507	5,461,782	3,463,386
Interest from cash and cash equivalents	95,356	9,255	313,053	18,025
Fee income (see Note 9)	94,482	65,014	339,136	420,279
Other income	-	93,394	401,986	323,828
Total Investment Income	4,838,802	3,658,558	14,454,467	10,448,984

Expenses:
Interest and financing expenses	1,415,102	1,201,623	4,029,874	3,910,361
Salaries and benefits	1,277,797	1,037,602	2,937,420	1,973,770
Professional fees, net	310,878	469,550	1,036,024	936,895
General and administrative expenses	253,298	362,989	674,456	849,684
Directors fees	170,833	164,500	541,333	540,000
Insurance expenses	115,654	155,449	361,125	469,803
Administrator expenses (see Note 6)	76,351	58,881	232,172	210,162
Total expenses	3,619,913	3,450,594	9,812,404	8,890,675
Net Investment Income	1,218,889	207,964	4,642,063	1,558,309

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	(1,374,437)	(188,638)	(2,199,059)	749,791
Affiliated investments	30,211	-	30,211	14,737,897
Controlled investments	858	925	24,131	1,850
Total net realized gains (losses)	(1,343,368)	(187,713)	(2,144,717)	15,489,538
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	3,907,130	(9,623,302)	6,233,742	(11,630,618)
Affiliated investments	2,322,910	405,381	3,312,510	(8,529,483)
Controlled investments	2,811,099	(31,533)	7,533,196	1,954,912
Total net change in unrealized gains (losses)	9,041,139	(9,249,454)	17,079,448	(18,205,189)
Loss on extinguishment of debt (see Note 5)	-	-	-	(296,197)
Total realized and unrealized gains (losses)	7,697,771	(9,437,167)	14,934,731	(3,011,848)

Net Increase (Decrease) in Net Assets Resulting from Operations	$8,916,660	$(9,229,203)	$19,576,794	$(1,453,539)

Weighted average basic and diluted earnings per common share	$4.26	$(4.19)	$9.34	$(0.61)
Weighted average common shares outstanding - basic and diluted (see Note 11)	2,090,691	2,202,115	2,095,591	2,372,849

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Capital in Excess of Par Value	Total Distributable Earnings/(Loss)	Total Net Assets
Balance at March 31, 2022	2,207,794	$2,208	$676,357,446	$(537,399,514)	$138,960,140

OPERATIONS
Net investment income (loss)	-	-	-	207,964	207,964
Net realized gains (losses) on investments	-	-	-	(187,713)	(187,713)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(9,249,454)	(9,249,454)
CAPITAL SHARE TRANSACTIONS
Distributions to shareholders	-	-	(265,798)	-	(265,798)
Repurchase of common shares	(10,376)	(10)	(384,149)	-	(384,159)
Total Increase (Decrease) in Net Assets	(10,376)	(10)	(649,947)	(9,229,203)	(9,879,160)

Balance at June 30, 2022	2,197,418	$2,198	$675,707,499	$(546,628,717)	$129,080,980

Balance at March 31, 2023	2,091,638	$2,092	$675,047,159	$(543,898,362)	$131,150,889
OPERATIONS
Net investment income (loss)	-	-	-	1,218,889	1,218,889
Net realized gains (losses) on investments	-	-	-	(1,343,368)	(1,343,368)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	9,041,139	9,041,139
Net loss on extinguishment of debt	-	-	-	-	-
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(3,049)	(3)	(112,882)	-	(112,885)
Total Increase (Decrease) in Net Assets	(3,049)	(3)	(112,882)	8,916,660	8,803,775

Balance at June 30, 2023	2,088,589	$2,089	$674,934,277	$(534,981,702)	$139,954,664

Balance at September 30, 2021	2,517,221	$2,517	$688,866,642	$(545,175,178)	$143,693,981
OPERATIONS
Net investment income (loss)	-	-	-	1,558,309	1,558,309
Net realized gains (losses) on investments	-	-	-	15,489,538	15,489,538
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(18,205,189)	(18,205,189)
Net loss on extinguishment of debt	-	-	-	(296,197)	(296,197)
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	(265,798)	-	(265,798)
Repurchase of common shares	(319,803)	(319)	(12,893,345)	-	(12,893,664)
Total Increase (Decrease) in Net Assets	(319,803)	(319)	(13,159,143)	(1,453,539)	(14,613,001)

Balance at June 30, 2022	2,197,418	$2,198	$675,707,499	$(546,628,717)	$129,080,980

Balance at September 30, 2022	2,102,129	$2,102	$675,401,802	$(554,558,496)	$120,845,408

OPERATIONS
Net investment income (loss)	-	-	-	4,642,063	4,642,063
Net realized gains (losses) on investments	-	-	-	(2,144,717)	(2,144,717)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	17,079,448	17,079,448
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(13,540)	(13)	(467,525)	-	(467,538)
Total Increase (Decrease) in Net Assets	(13,540)	(13)	(467,525)	19,576,794	19,109,256

Balance at June 30, 2023	2,088,589	$2,089	$674,934,277	$(534,981,702)	$139,954,664

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$19,576,794	$(1,453,539)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investment increases due to payment-in-kind interest	(716,544)	(623,672)
Net amortization of premium (discount) on investments	(505,040)	(147,211)
Amortization of debt issuance cost	286,750	265,279
Amortization of deferred financing cost	198,530	-
Net realized (gains) losses from investments	2,144,717	(15,489,538)
Net unrealized (gains) losses on investments	(17,079,448)	18,205,189
Proceeds from sale and settlements of investments	39,760,986	104,539,257
Purchases, originations and participations	(49,334,640)	(137,627,348)
Loss on extinguishment of debt	-	296,197
(Increase) decrease in operating assets:
Fees receivable	-	1,872,700
Interest receivable	(137,882)	(890,617)
Due from affiliate	(124,457)	(132,763)
Dividends receivable	48,694	(188,119)
Paydown receivable	112,500	123,149
Other receivable	30,157	-
Prepaid share repurchase	477,713	-
Other assets	577,239	534,925
Increase (decrease) in operating liabilities:
Due to broker	(16,550,000)	(1,586,000)
Accounts payable and accrued expenses	(22,231)	(116,666)
Due to affiliates	-	(280,323)
Administrator expenses payable	(74,911)	(892)
Interest and fees payable	166,452	503,125
Deferred revenue	(70,301)	279,032
Investments purchased payable	5,118,912	-
Other liabilities	(106,449)	(6,859)
Net cash provided by (used in) operating activities	(16,222,459)	(31,924,694)
Cash Flows from Financing Activities:
Debt issuance	32,241,942	57,500,000
Paydowns on debt	(26,521,800)	(55,325,000)
Debt issuance costs paid	(9,752)	(2,311,036)
Deferred financing costs	(912,274)	-
Repurchase of common shares	(467,538)	(12,989,760)
Net cash provided by (used in) financing activities	4,330,578	(13,125,796)
Net increase (decrease) in cash and cash equivalents	(11,891,881)	(45,050,490)
Cash and cash equivalents, beginning of period	22,768,066	69,433,256
Cash and cash equivalents, end of period	$10,876,185	$24,382,766

Supplemental information:
Interest paid during the period	$2,608,928	$3,141,957

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2023

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (SOFR + 5.00%, 4.50% PIK)(25)	4/30/2025	$9,103,884	$7,966,112	$7,346,833	5.25%
		Warrants(21)	5/22/2027	102,167	-	404,581	0.29%
				9,206,051	7,966,112	7,751,414	5.54%

Arcline FM Holdings, LLC	Aerospace & Defense	First Lien Term Loans (SOFR + 4.75%, 0.75% SOFR Floor)(25)	6/23/2028	2,686,329	2,588,950	2,651,407	1.89%
				2,686,329	2,588,950	2,651,407	1.89%

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units(21)		417	416,250	-	0.00%
				417	416,250	-	0.00%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 833,152 Common Units(21)		833,152	66,475	-	0.00%
				833,152	66,475	-	0.00%

CB&L Associates Holdco I, LLC(11)	Banking, Finance, Insurance & Real Estate	First Lien Term Loan (SOFR + 2.75%, 1.00% SOFR Floor)(14)(24)	11/1/2026	5,992,703	4,938,748	4,779,181	3.41%
				5,992,703	4,938,748	4,779,181	3.41%

Chimera Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 117,310 Class C Preferred Units(13)(15)		117,310	2,884,724	2,293,410	1.64%
		Equity - 30,000 Class B Preferred Units(13)(27)		30,000	581,358	627,000	0.45%
				147,310	3,466,082	2,920,410	2.09%

Copper Property CTL Pass Through Trust	Banking, Finance, Insurance & Real Estate	Equity Certificates(14)		597,795	7,615,420	6,175,221	4.41%

DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(23)	11/13/2025	4,825,000	4,825,000	4,728,500	3.38%
		Revolving Credit Facility (LIBOR + 6.25%, 1.00% LIBOR Floor)(23)	11/13/2025	714,286	714,286	700,000	0.50%
				5,539,286	5,539,286	5,428,500	3.88%

Deer Management Systems LLC	Consumer Discretionary	First Lien Term Loan (SOFR + 8.25%, 3.00% SOFR + CSA Floor)(8)(25)	5/1/2028	3,400,000	3,332,000	3,357,500	2.40%
				3,400,000	3,332,000	3,357,500	2.40%

DirecTV Financing, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + 5.00%, 0.75% SOFR Floor)(14)(24)	8/2/2027	4,212,500	4,212,500	4,101,922	2.93%
				4,212,500	4,212,500	4,101,922	2.93%

Dream Finders Homes, LLC	Construction & Building	Preferred Equity (8.00% PIK)		5,634,315	5,634,315	5,352,600	3.82%
				5,634,315	5,634,315	5,352,600	3.82%

First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + 5.00%, 1.00% SOFR Floor)(26)	3/30/2027	3,929,648	3,929,648	3,851,055	2.75%
		Senior Secured First Lien Term Loan (SOFR + 5.00%, 1.00% SOFR Floor)(26)	3/30/2027	1,990,000	1,910,400	1,950,200	1.39%
				5,919,648	5,840,048	5,801,255	4.14%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2023

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Franklin BSP Realty Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 392,745 Common Units(13)		392,745	6,428,865	5,561,269	3.97%
				392,745	6,428,865	5,561,269	3.97%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest(21)		380	151,337	-	0.00%
				380	151,337	-	0.00%

Great AJAX Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 110,732 Common Units(13)		110,732	1,494,094	678,787	0.49%
				110,732	1,494,094	678,787	0.49%

Innovate Corp.(11)	Construction & Building	8.50% Senior Secured Notes(14)	2/1/2026	2,750,000	2,615,913	2,138,125	1.53%
				2,750,000	2,615,913	2,138,125	1.53%

Invesco Mortgage Capital, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 205,000 Class C Preferred Units(13)(16)		205,000	5,035,506	4,276,300	3.06%
				205,000	5,035,506	4,276,300	3.06%

JFL-NGS-WCS Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan B (SOFR + 5.50%, 1.00% SOFR Floor)(24)	11/12/2026	867,466	870,759	865,298	0.62%
		Equity - 10,000,000 Units(21)		10,000,000	10,000,000	11,674,369	8.34%
				10,867,466	10,870,759	12,539,667	8.96%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(21)		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

Lucky Bucks, LLC(28)	Consumer Discretionary	Senior Secured First Lien Term Loan(LIBOR + 5.50%, 0.75% LIBOR Floor)(10)(23)	7/30/2027	9,716,418	7,372,839	1,457,274	1.04%
		Senior Secured First Lien Term Loan(SOFR + 10.00%, 1.00% SOFR + CSA Floor)(24)	10/6/2023	914,832	896,535	914,832	0.65%
		Senior Secured First Lien Term Loan(SOFR + 10.00%, 1.00% SOFR + CSA Floor)(24)	10/6/2023	304,944	266,155	304,944	0.22%
				10,936,194	8,535,529	2,677,050	1.91%

McKissock Investment Holdings, LLC (dba Colibri)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% SOFR + CSA Floor)(20)(25)	3/10/2029	4,937,495	4,893,502	4,739,995	3.39%
				4,937,495	4,893,502	4,739,995	3.39%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2023

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
MFA Financial, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 97,426 Class C Preferred Units(13)(19)		97,426	2,318,487	1,922,215	1.37%
				97,426	2,318,487	1,922,215	1.37%

New York Mortgage Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 165,000 Class E Preferred Units(13)(18)		165,000	4,102,076	3,580,500	2.56%
				165,000	4,102,076	3,580,500	2.56%

PennyMac Financial Services, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 66,500 Common Units(13)		66,500	4,362,213	4,675,615	3.34%
				66,500	4,362,213	4,675,615	3.34%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(21)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.75, 0.50% LIBOR Floor)(22)	1/26/2029	4,937,500	4,894,234	3,801,875	2.72%
				4,937,500	4,894,234	3,801,875	2.72%

Rithm Capital Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 206,684 Class B Preferred Units(13)(17)		206,684	5,129,170	4,706,195	3.36%
				206,684	5,129,170	4,706,195	3.36%

Secure Acquisition Inc. (dba Paragon Films)	Packaging	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 0.50% LIBOR Floor)(23)	12/16/2028	3,439,224	3,427,042	3,404,832	2.43%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.00%, 0.50% LIBOR Floor)(8)(12)(23)	12/16/2028	-	(970)	-	0.00%
				3,439,224	3,426,072	3,404,832	2.43%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2023

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt(9.00%)(21)	8/1/2023	161,250	153,520	161,250	0.12%
				161,250	153,520	161,250	0.12%

SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 6.50%, 1.00% SOFR Floor)(24)	12/30/2026	6,666,667	6,586,133	6,666,667	4.76%
		Senior Secured First Lien Delayed Draw Term Loan (SOFR + 6.50%, 1.00% SOFR Floor)(24)	12/30/2026	3,200,000	3,200,000	3,200,000	2.29%
				9,866,667	9,786,133	9,866,667	7.05%

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units(21)		700,000	700,000	62,530	0.04%
				700,000	700,000	62,530	0.04%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 338,736.11 Class A Units(21)		338,736	308,652	204,379	0.15%
				338,736	308,652	204,379	0.15%

Staples, Inc.	Services: Consumer	First Lien Term Loan (LIBOR + 4.50%, 0.0% LIBOR Floor)(14)(23)	9/12/2024	3,701,800	3,647,795	3,618,509	2.60%
				3,701,800	3,647,795	3,618,509	2.60%

Tamarix Capital Partners II, L.P.(11)	Banking, Finance, Insurance & Real Estate	Fund Investment(8)(21)		1,026,818	1,026,818	962,400	0.70%
				1,026,818	1,026,818	962,400	0.70%

Thryv Holdings, Inc.(11)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + 8.50%, 1.00% SOFR Floor)(14)(24)	3/1/2026	6,408,619	6,324,325	6,336,522	4.54%
				6,408,619	6,324,325	6,336,522	4.54%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units(21)		5,441	302,464	-	0.00%
		Warrants - 0.65% of Outstanding Equity(21)	3/30/2028	6,506	361,667	-	0.00%
				11,947	664,131	-	0.00%

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.30% Partnership Interest(9)(21)		518,283	518,283	-	0.00%
				518,283	518,283	-	0.00%

Wingman Holdings, Inc.	Aerospace & Defense	Equity - 350 Common Shares(21)		350	700,000	-	0.00%
				350	700,000	-	0.00%

Subtotal Non-Controlled/Non-Affiliated Investments				$113,793,688	$142,762,992	$124,234,092	88.80%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2023

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Affiliated Investments:(6)
1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(10)(21)(23)	8/31/2024	$9,946,741	$9,473,068	$-	0.00%
		Senior Secured First Lien Term Loan C (LIBOR + 5.00%, 1.00% LIBOR Floor) (23)	8/31/2024	1,231,932	1,191,257	763,798	0.55%
		Revolving Credit Facility (LIBOR + 5.00%, 1.00% LIBOR Floor)(12)(23)	8/31/2024	4,632,177	4,632,177	4,632,177	3.31%
		Equity - 21,562 Class A Units(21)		21,562	-	-	-
				15,832,412	15,296,502	5,395,975	3.86%

Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (SOFR + 9.00% PIK, 1.00% SOFR Floor)(24)	1/31/2024	844,737	768,844	844,737	0.60%
		Senior Secured First Lien Term Loan (SOFR + 9.00% PIK, 1.00% SOFR Floor)(10)(24)	1/31/2024	8,412,596	7,767,533	1,446,967	1.03%
		Senior Secured First Lien Super Priority Delayed Draw Term Loan (SOFR + 9.00% PIK, 1.00% SOFR Floor)(8)(24)	1/31/2024	1,686,463	1,519,796	1,686,463	1.21%
		Equity - 17.92% Membership Interest		-	-	-	0.00%
				10,943,796	10,056,173	3,978,167	2.84%

FST Holdings Parent, LLC	High Tech Industries	Equity - 500,438 Class A Units(21)		500,438	8,000,000	8,000,000	5.72%
				500,438	8,000,000	8,000,000	5.72%

Maritime Wireless Holdings LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (SOFR + CSA + 9.00%, 1.00% SOFR + CSA Floor)(20)(24)	2/15/2024	3,500,000	3,429,508	3,491,250	2.49%
		Senior Secured First Lien Term Loan B (SOFR + CSA + 9.00%, 1.00% SOFR + CSA Floor)(20)(24)	5/31/2027	7,500,000	7,348,945	7,481,250	5.35%
		Equity(21)		5,000,000	5,000,000	6,925,000	4.95%
				16,000,000	15,778,453	17,897,500	12.79%

US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Equity - 33,300 Preferred Units(21)		33,300	1,164,832	65,136	0.05%
				33,300	1,164,832	65,136	0.05%

Subtotal Affiliated Investments				$43,309,946	$50,295,960	$35,336,778	25.26%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2023

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Controlled Investments:(7)
FlexFIN, LLC	Services: Business	Equity Interest		$34,124,077	$34,124,077	$34,124,077	24.38%
				34,124,077	34,124,077	34,124,077	24.38%

Kemmerer Holdings, LLC	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2025	4,732,281	4,732,281	4,732,281	3.38%
		Equity - 31 Common Units(21)		31	1,836,157	9,155,202	6.54%
				4,732,312	6,568,438	13,887,483	9.92%

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(8)(22)	12/31/2024	7,309,985	7,309,885	7,207,547	5.15%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(10)(21)	12/31/2024	17,552,420	13,916,083	3,896,641	2.78%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(10)(21)	12/31/2024	11,506,159	7,570,056	-	0.00%
		Equity - 1,000 Class A Units(21)		1,000	9,550,924	-	0.00%
				36,369,564	38,346,948	11,104,188	7.93%

Subtotal Control Investments				$75,225,953	$79,039,463	$59,115,748	42.23%

	Total Investments, June 30, 2023			$232,329,587	$272,098,415	$218,686,618	156.29%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2023

(Unaudited)

(1)	Most of our investments are domiciled in the United States. See Note 3 for a summary of portfolio composition by geographic location. Certain investments also have international operations.
(2)	Par amount is presented for debt investments and the amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted.
(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $(53,411,797).
The tax cost basis of investments is $272,098,415 as of June 30, 2023.
The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $139,954,664 as of June 30, 2023.
(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)	The investment has an unfunded commitment as of June 30, 2023 (see Note 8), and fair value includes the value of any unfunded commitments. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan.
(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.
(10)	The investment was on non-accrual status as of June 30, 2023.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of June 30, 2023, non-qualifying assets represented 21.63% of total assets.
(12)	This investment earns 0.50% commitment fee on all unused commitment as of June 30, 2023, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(13)	This investment represents a Level 1 security in the ASC 820 table as of June 30, 2023 (see Note 4).
(14)	This investment represents a Level 2 security in the ASC 820 table as of June 30, 2023 (see Note 4).
(15)	The interest rate on this investment is fixed-to-floating and will shift to 3 month LIBOR plus a 4.743% spread on 9/30/2025.
(16)	The interest rate on this investment is fixed-to-floating and will shift to 3 month LIBOR plus a 5.29% spread on 9/27/2027.
(17)	The interest rate on this investment is fixed-to-floating and will shift to 3 month LIBOR plus a 5.64% spread on 8/15/2024.
(18)	The interest rate on this investment is fixed-to-floating and will shift to 3 month LIBOR plus a 6.429% spread on 1/15/2025.
(19)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.345% spread on 3/31/2025.
(20)	Credit Spread Adjustment (“CSA”)
(21)	Non-income producing security.
(22)	The interest rate on these loans is subject to 1 month LIBOR, which as of June 30, 2023 was 5.22%.
(23)	The interest rate on these loans is subject to 3 month LIBOR, which as of June 30, 2023 was 5.55%.
(24)	The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2023 was 5.07%.
(25)	The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2023 was 5.00%.
(26)	The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2023 was 4.78%.
(27)	The interest rate on this investment is fixed-to-floating and will shift to 3 month LIBOR plus a 5.791% spread on 3/31/2024.
(28)	The Company filed for bankruptcy and PhenixFIN provided DIP Financing as of June 30, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2022

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Non-Controlled/Non-Affiliated Investments:

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (LIBOR + 4.00%, 1.00% LIBOR Floor)(14)	4/3/2024	$6,486,419	$5,825,616	$5,448,591	4.51%
				6,486,419	5,825,616	5,448,591	4.51%

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units		1	416,250	-	0.00%
				1	416,250	-	0.00%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 3,434,169.6 Common Units		833,152	66,475	-	0.00%
				833,152	66,475	-	0.00%

Chimera Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 117,310 Class C Preferred Units(13)(15)		117,310	2,884,724	1,915,672	1.59%
				117,310	2,884,724	1,915,672	1.59%

Copper Property CTL Pass Through Trust	Banking, Finance, Insurance & Real Estate	Equity Certificates(14)		437,795	6,314,757	5,877,398	4.86%

CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan (LIBOR + 7.25%, 1.00% LIBOR Floor)	7/28/2025	2,607,062	2,602,547	2,607,062	2.16%
				2,607,062	2,602,547	2,607,062	2.16%

DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)	11/13/2025	4,862,500	4,862,500	4,765,250	3.94%
		Revolving Credit Facility (LIBOR + 6.25%, 1.00% LIBOR Floor)	11/13/2025	714,286	714,286	700,000	0.58%
				5,576,786	5,576,786	5,465,250	4.52%

DirecTV Financing, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 0.75% LIBOR Floor)(14)	8/2/2027	4,550,000	4,550,000	4,220,000	3.49%
				4,550,000	4,550,000	4,220,000	3.49%

Dream Finders Homes, LLC	Construction & Building	Preferred Equity (8.00% PIK)		5,309,341	5,309,341	4,950,961	4.10%
				5,309,341	5,309,341	4,950,961	4.10%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2022

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + 5.00%, 1.00% SOFR Floor)	3/30/2027	3,959,799	3,959,799	3,930,101	3.25%
				3,959,799	3,959,799	3,930,101	3.25%

Footprint Holding Company Inc.	Services: Business	Equity - 150 Common Units		150	-	-	0.00%
				150	-	-	0.00%

Franklin BSP Realty Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 529,914 Common Units(13)		529,914	8,754,386	5,707,174	4.72%
				529,914	8,754,386	5,707,174	4.72%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest		380	151,337	-	0.00%
				380	151,337	-	0.00%

Great AJAX Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 254,922 Common Units(13)		254,922	3,333,786	1,914,464	1.58%
				254,922	3,333,786	1,914,464	1.58%

Innovate Corp.	Construction & Building	8.50% Senior Secured Notes(14)	2/1/2026	2,250,000	2,252,156	1,659,375	1.37%
				2,250,000	2,252,156	1,659,375	1.37%

Invesco Mortgage Capital, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 205,000 Class C Preferred Units(13)(16)		205,000	5,035,506	3,138,550	2.60%
				205,000	5,035,506	3,138,550	2.60%

JFL-NGS-WCS Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan B (LIBOR + 5.50%, 1.00% LIBOR Floor)	11/12/2026	885,050	888,790	865,137	0.72%
		Equity - 10,000,000 Units		10,000,000	10,000,000	10,248,798	8.48%
				10,885,050	10,888,790	11,113,935	9.20%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

Lucky Bucks, LLC	Consumer Discretionary	Senior Secured First Lien Term Loan(LIBOR + 5.50%, 0.75% LIBOR Floor)	7/30/2027	7,218,750	7,095,116	6,208,125	5.14%
				7,218,750	7,095,116	6,208,125	5.14%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2022

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Maritime Wireless Holdings LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan A (SOFR + CSA + 9.00%, 1.00% SOFR + CSA Floor)(20)	2/15/2024	5,000,000	4,900,000	4,900,000	4.05%
		Senior Secured First Lien Term Loan B (SOFR + CSA + 9.00%, 1.00% SOFR + CSA Floor)(20)	5/31/2027	7,500,000	7,350,000	7,350,000	6.08%
		Convertible Promissory Note		5,000,000	5,000,000	5,000,000	4.14%
				17,500,000	17,250,000	17,250,000	14.27%

McKissock Investment Holdings, LLC (dba Colibri)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% SOFR + CSA Floor)(20)	3/10/2029	4,974,999	4,927,870	4,875,500	4.03%
				4,974,999	4,927,870	4,875,500	4.03%

MFA Financial, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 97,426 Class C Preferred Units(13)(19)		97,426	2,318,487	1,722,492	1.43%
				97,426	2,318,487	1,722,492	1.43%

New York Mortgage Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 165,000 Class E Preferred Units(13)(18)		165,000	4,102,076	2,953,500	2.44%
				165,000	4,102,076	2,953,500	2.44%

PennyMac Financial Services, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 81,500 Common Units(13)		81,500	5,364,478	3,496,350	2.89%
				81,500	5,364,478	3,496,350	2.89%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan(LIBOR + 4.75, 0.50% LIBOR Floor)	1/26/2029	4,975,000	4,930,071	4,029,750	3.33%
				4,975,000	4,930,071	4,029,750	3.33%

Rithm Capital Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 206,684 Class B Preferred Units(13)(17)		206,684	5,129,170	3,902,194	3.23%
				206,684	5,129,170	3,902,194	3.23%

Secure Acquisition Inc. (dba Paragon Films)(8)	Packaging	Senior Secured First Lien Term Loan(LIBOR + 5.00%, 0.50% LIBOR Floor)	12/16/2028	3,465,345	3,451,574	3,361,385	2.78%
		Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 5.00%, 0.50% LIBOR Floor)(12)	12/16/2028	-	(970)	-	0.00%
				3,465,345	3,450,604	3,361,385	2.78%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

September 30, 2022

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Sendero Drilling Company, LLC	Energy: Oil & Gas	Unsecured Debt (9.00%)(10)	8/1/2023	191,250	182,081	-	0.00%
				191,250	182,081	-	0.00%

SS Acquisition, LLC (dba Soccer Shots Franchising)(8)	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)	12/30/2026	6,666,667	6,575,847	6,591,667	5.45%
				6,666,667	6,575,847	6,591,667	5.45%

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units		700,000	700,000	120,793	0.10%
				700,000	700,000	120,793	0.10%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 338,736.11 Class A Units		338,736	308,652	265,269	0.22%
				338,736	308,652	265,269	0.22%

Staples, Inc.	Services: Consumer	First Lien Term Loan (LIBOR + 4.50%, 0.0% LIBOR Floor)(14)	9/12/2024	3,730,720	3,659,706	3,488,223	2.89%
				3,730,720	3,659,706	3,488,223	2.89%

Thryv Holdings, Inc.(11)	Services: Consumer	Senior Secured First Lien Term Loan B (LIBOR + 8.50%, 1.00% LIBOR Floor)	3/1/2026	6,515,633	6,406,051	6,287,583	5.20%
				6,515,633	6,406,051	6,287,583	5.20%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units		5,441	302,464	52,342	0.04%
		Warrants - 0.65% of Outstanding Equity	3/30/2028	6,506	361,667	62,569	0.05%
				11,947	664,131	114,911	0.09%

Walker Edison Furniture Company LLC	Consumer goods: Durable	Equity - 13,044 Common Units		13,044	2,114,646	-	0.00%
				13,044	2,114,646	-	0.00%

Watermill-QMC Midco, Inc.	Automotive	Equity - 1.30% Partnership Interest(9)		518,283	518,283	-	0.00%
				518,283	518,283	-	0.00%

Wingman Holdings, Inc.	Aerospace & Defense	Equity - 350 Common Shares		350	700,000	-	0.00%
				350	700,000	-	0.00%

Subtotal Non-Controlled/Non-Affiliated Investments				$109,151,781	$147,378,917	$122,616,275	96.58%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2022

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Affiliated Investments:(6)

1888 Industrial Services, LLC(8)	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (LIBOR + 5.00% PIK, 1.00% LIBOR Floor)(10)	5/1/2023	$9,946,741	$9,473,068	$-	0.00%
		Senior Secured First Lien Term Loan C(LIBOR + 5.00%, 1.00% LIBOR Floor)	5/1/2023	1,231,932	1,191,257	-	0.00%
		Revolving Credit Facility (LIBOR + 5.00%, 1.00% LIBOR Floor)(12)	5/1/2023	4,416,555	4,416,555	4,151,562	3.44%
		Equity - 21,562 Class A Units		21,562	-	-	-
				15,616,790	15,080,880	4,151,562	3.44%

Black Angus Steakhouses, LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 9.00%, 1.00% SOFR Floor)	1/31/2024	758,929	758,929	758,929	0.63%
		Senior Secured First Lien Term Loan (SOFR + CSA + 9.00% PIK, 1.00% SOFR Floor)(10)	1/31/2024	8,412,596	7,767,533	1,547,918	1.28%
		Senior Secured First Lien Super Priority Delayed Draw Term Loan (SOFR + CSA + 9.00%, 1.00% SOFR Floor)	1/31/2024	1,500,000	1,500,000	1,500,000	1.24%
		Equity - 17.92% Membership Interest		-	-	-	0.00%
				10,671,525	10,026,462	3,806,847	3.15%

Kemmerer Operations, LLC(8)	Metals & Mining	Senior Secured First Lien Term Loan(15.00% PIK)	6/21/2023	2,378,510	2,378,510	2,378,510	1.97%
		Equity - 6.78 Common Units		7	962,717	694,702	0.57%
				2,378,517	3,341,227	3,073,212	2.54%

US Multifamily, LLC	Banking, Finance, Insurance & Real Estate	Equity - 33,300 Preferred Units		33,300	2,137,315	1,282,571	1.06%
				33,300	2,137,315	1,282,571	1.06%

Subtotal Affiliated Investments				$28,700,132	$30,585,884	$12,314,192	10.19%

PHENIXFIN CORPORATION
Consolidated Schedule of Investments
As of September 30, 2022

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Controlled Investments:(7)
FlexFIN, LLC	Services: Business	Equity Interest		$47,136,146	$47,136,146	$47,136,146	39.01%
				47,136,146	47,136,146	47,136,146	39.01%

NVTN LLC(8)	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)	12/31/2024	7,309,885	7,309,885	7,192,927	5.95%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(10)	12/31/2024	19,561,424	13,916,082	3,697,109	3.06%
		Senior Secured First Lien Term Loan C(LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(10)	12/31/2024	13,199,860	7,570,056	-	0.00%
		Equity - 1,000 Class A Units		9,551,135	9,550,924	-	0.00%
				49,622,304	38,346,947	10,890,036	9.01%

Subtotal Control Investments				$96,758,450	$85,483,093	$58,026,182	48.02%

	Total Investments, September 30, 2022			$234,610,363	$263,447,894	$192,956,649	154.79%

PHENIXFIN CORPORATION
Consolidated Schedule of Investments
As of September 30, 2022

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.
(2)	Par amount is presented for debt investments and the amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted.
(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $(69,642,639).
The tax cost basis of investments is $262,599,288 as of September 30, 2022.
(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $120,845,408 as of September 30, 2022.
(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)	The investment has an unfunded commitment as of September 30, 2022 (see Note 8), and fair value includes the value of any unfunded commitments. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan.
(9)	Represents 1.3% partnership interest in Watermill-QMC Partners, LP and Watermill-EMI Partners, LP.
(10)	The investment was on non-accrual status as of September 30, 2022.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2022, 17.24% of the Company’s portfolio investments were non-qualifying assets.
(12)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2022, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(13)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2022 (see Note 4).
(14)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2022 (see Note 4).
(15)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 4.743% spread on 9/30/2025.
(16)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 5.29% spread on 9/27/2027.
(17)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 5.64% spread on 8/15/2024.
(18)	The interest rate on this loan is fixed-to-floating and will shift to 3 month LIBOR plus a 6.429% spread on 1/15/2025.
(19)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.345% spread on 3/31/2025.
(20)	Credit Spread Adjustment (“CSA”)

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2023
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

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

(continued)

Cash, Restricted Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of June 30, 2023 and September 30, 2022, we had $10.9 million and $22.8 million in cash and cash equivalents, respectively, none of which is restricted.

Debt Issuance Costs

Debt issuance costs, incurred in connection with any credit facilities and unsecured notes (see Note 5) are deferred and amortized over the life of the respective credit facility or instrument. Debt issuance costs related to any credit facilities and unsecured notes are presented net against the outstanding debt balance on the Consolidated Statements of Assets and Liabilities.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended June 30, 2023, the Company earned approximately $0.2 million and $0.7 million in PIK interest, respectively. For the three and nine months ended June 30, 2022, the Company earned approximately $0.2 million and $0.6 million in PIK interest, respectively.

Amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. For the three and nine months ended June 30, 2023, fee income was approximately $0.1 million and $0.3 million, respectively (see Note 9). For the three and nine months ended June 30, 2022, fee income was approximately $0.1 million and $0.4 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the three and nine months ended June 30, 2023, $0.0 million and $0.0 million, respectively, of the Company’s realized losses were related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. During the three and nine months ended June 30, 2022, $0.0 million and $19.6 million, respectively, of the Company’s realized losses were related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from investments. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed not collectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At June 30, 2023, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $7.0 million, or 3.2% of the fair value of our portfolio. At September 30, 2022, certain investments in five portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $5.2 million, or 2.7% of the fair value of our portfolio.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

(continued)

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

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 - Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4. Fair value is a market-based measure considered from the perspective of a market participant rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

The Company has engaged third-party valuation firms (the “Valuation Firms”) to assist it and its Valuation Designee (the Chief Financial Officer) in the valuation of its portfolio investments. The valuation reports generated by the Valuation Firms consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, performance multiples, and movement in yields of debt instruments, among other factors. The Company uses a market yield analysis under the Income Approach or an enterprise model of valuation under the Market Approach, or a combination thereof. In applying the market yield analysis, the value of the Company’s loans are determined based upon inputs such as the coupon rate, current market yield, interest rate spreads of similar securities, the stated value of the loan, and the length to maturity. In applying the enterprise model, the Company uses a waterfall analysis, which takes into account the specific capital structure of the borrower and the related seniority of the instruments within the borrower’s capital structure into consideration. To estimate the enterprise value of the portfolio company, we weigh some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

●	our quarterly valuation process generally begins with each portfolio investment being initially valued by a Valuation Firm;

●	Available third-party market data will be reviewed by company personnel designated by the Valuation Designee (“Fair Value Personnel”) and the Valuation Firm.

●	Available portfolio company data and general industry data are then reviewed by the Fair Value Personnel.

●	Preliminary valuation conclusions are then documented and discussed with the Fair Value Personnel.

●	The Valuation Designee then determines the fair value of each investment in the Company’s portfolio in good faith based on such discussions, the Company’s Valuation Policy and the Valuation Firms’ final estimated valuations.

●	The Valuation Designee’s report is then presented to the Board of Directors and the Audit Committee.

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

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

(continued)

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There was no provision for federal excise tax at June 30, 2023 and September 30, 2022.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of June 30, 2023 and September 30, 2022, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2023 and June 30, 2022, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

As of June 30, 2023 and September 30 2022, the Company had a deferred tax asset of $24.5 million and $26.2 million, respectively, consisting primarily of net operating losses and net unrealized losses on the investments held within its Taxable Subsidiaries. As of June 30, 2023 and September 30, 2022, the Company has booked a valuation allowance of $24.5 million and $26.2 million, respectively, against its deferred tax asset.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at June 30, 2023. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and applicable state tax authorities.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

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

Note 3. Investments

The composition of our investments as of June 30, 2023 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$148,558	54.5%	$104,961	48.0%
Senior Secured Notes	2,616	1.0	2,138	1.0
Unsecured Debt	154	0.1	161	0.1
Fund Investment	1,027	0.4	962	0.4
Equity/Warrants	119,743	44.0	110,465	50.5
Total Investments	$272,098	100.0%	$218,687	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At June 30, 2023 and September 30, 2022, the total fair value of warrants was $404.6 thousand and $62.6 thousand, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the three and nine months ended June 30, 2023, the Company acquired and/or added on one and two, respectively, of additional warrants in an existing portfolio company. During the three and nine months ended June 30, 2022, the Company did not acquire any additional warrants in an existing portfolio company.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

(continued)

For the three and nine months ended June 30, 2023, there was $194,428 and $404,581, respectively, in unrealized appreciation related to warrants. For the three and nine months ended June 30, 2022, there was $9,908 and $934,158 of unrealized depreciation related to warrants, which was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2023 (dollars in thousands):

	Fair Value	Percentage

Services: Business	$42,081	19.2%
Banking, Finance, Insurance & Real Estate	40,303	18.4
Hotel, Gaming & Leisure	32,980	15.1
Services: Consumer	18,225	8.3
Construction & Building	20,030	9.2
Metals & Mining	13,887	6.4
Media: Broadcasting & Subscription	10,438	4.8
Automotive	9,603	4.4
High Tech Industries	13,429	6.1
Energy: Oil & Gas	5,557	2.5
Consumer Discretionary	6,035	2.8
Packaging	3,405	1.6
Aerospace & Defense	2,651	1.2
Retail	63	-
Total	$218,687	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2022 (dollars in thousands):

	Fair Value	Percentage

Services: Business	$52,851	27.4%
Hotel, Gaming & Leisure	31,947	16.6
Banking, Finance, Insurance & Real Estate	31,910	16.5
Services: Consumer	21,243	11.0
Construction & Building	17,724	9.1
Automotive	8,075	4.2
Consumer Discretionary	6,208	3.2
High Tech Industries	5,465	2.8
Media: Broadcasting & Subscription	4,220	2.2
Energy: Oil & Gas	4,152	2.2
Packaging	3,361	1.7
Metals & Mining	3,073	1.6
Aerospace & Defense	2,607	1.4
Retail	121	0.1
Total	$192,957	100.0%

The Company invests in portfolio companies principally located in the United States. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

(continued)

The following table shows the portfolio composition by geographic location at fair value at June 30, 2023 (dollars in thousands):

	Fair Value	Percentage
Northeast	$87,435	39.9%
Southeast	55,729	25.5
Midwest	34,240	15.7
West	26,830	12.3
Southwest	6,498	3.0
Mid-Atlantic	204	0.1
International	7,751	3.5
Total	$218,687	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2022 (dollars in thousands):

	Fair Value	Percentage
Northeast	$92,939	48.2%
Southeast	51,797	26.8
West	20,196	10.5
Midwest	16,023	8.3
Southwest	6,288	3.3
Mid-Atlantic	265	0.1
International	5,449	2.8
Total	$192,957	100.0%

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

(continued)

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the nine months ended June 30, 2023 and 2022 were as follows:

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2022	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2023	Earned Income
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan C	$-	$-	$-	$763,798	$-	$763,798	$25,765
	Revolving Credit Facility	4,151,562	215,622	-	264,993	-	4,632,177	336,502
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	758,929	9,915	-	75,893	-	844,737	94,376
	Senior Secured First Lien Term Loan	1,547,918	-	-	(100,951)	-	1,446,967	-
	Senior Secured First Lien Super Priority DDTL	1,500,000	19,796	-	166,667	-	1,686,463	224,616
FST Holdings Parent, LLC	Equity	$-	$8,000,000	$-	$-	$-	$8,000,000	$-
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,378,510	-	(2,378,510)	-	-	-	-
	Equity	694,702	-	(962,717)	268,015	-	-	-
Maritime Wireless Holdings LLC	Senior Secured First Lien Term Loan A	$-	$(1,500,703)	$4,900,000	$61,742	$30,211	$3,491,250	$163,403
	Senior Secured First Lien Term Loan B	$-	$(1,055)	$7,350,000	$132,305	$-	$7,481,250	$267,124
	Convertible Promissory Note	$-	$-	$5,000,000	$1,925,000	$-	$6,925,000	$-
US Multifamily, LLC	Equity	1,282,571	(972,483)	-	(244,952)	-	65,136	-
Total Affiliated Investments		$12,314,192	$5,771,092	$13,908,773	$3,312,510	$30,211	$35,336,778	$1,111,786

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2022	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2023	Earned Income
Controlled Investments
FlexFIN, LLC	Equity Interest	$47,136,146	$(13,012,069)	$-	$-	-	$34,124,077	$2,637,115
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	-	2,329,641	2,378,510	(1)	24,131	4,732,281	245,738
	Equity	-	873,440	962,717	7,319,045	-	9,155,202	-
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	7,192,927	-	-	14,620	-	7,207,547	416,974
	Senior Secured First Lien Term Loan B	3,697,109	-	-	199,532	-	3,896,641	-
	Senior Secured First Lien Term Loan C	-	-	-	-	-	-	-
Total Controlled Investments		$58,026,182	$(9,808,988)	$3,341,227	$7,533,196	$24,131	$59,115,748	$3,299,827

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

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

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

(continued)

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the nine months ended June 30, 2023 and 2022. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the nine months ended June 30, 2023 and 2022.

Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company evaluated and determined that it had one subsidiary, FlexFIN, LLC, that is deemed to be a “significant subsidiary” as of June 30, 2023 for which summarized financial information is presented below (dollars in thousands):

Balance Sheet	June 30, 2023 (Unaudited)	September 30, 2022 (Audited)
Total Assets	$34,122	$47,168
Total Liabilities	128	12

Income Statement	For the Nine Months Ended June 30, 2023 (Unaudited)	For the Year Ended September 30, 2022 (Audited)
Total Income	$3,223	$3,855
Total Expenses	554	202
Net Income	$2,669	$3,653

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of June 30, 2023 (dollars in thousands):

	Fair Value Hierarchy as of June 30, 2023
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$18,836	$86,125	$104,961
Senior Secured Notes	-	2,138	-	2,138
Unsecured Debt	-	-	161	161
Equity/Warrants	28,321	6,175	75,969	110,465
Total	$28,321	$27,149	$162,255	$217,725
Investments measured at net asset value(1)				962
Total Investments, at fair value				$218,687

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

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

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

(continued)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended June 30, 2023 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Unsecured Debt	Equities/ Warrants	Fund Investment	Total
Balance as of September 30, 2022	$74,252	$2,607	$-	$69,816	$-	$146,675
Purchases and other adjustments to cost	22,722	-	-	17,883	1,027	41,632
Sales (including repayments or maturities)	(7,256)	(2,607)	(30)	(23,858)	-	(33,751)
Net realized gains/(losses) from investments	105	5	1	(927)	-	(816)
Net unrealized gains/(losses)	(3,698)	(5)	190	13,055	(65)	9,477
Transfer in/(out)	-	-	-	-	-	-
Balance as of June 30, 2023	$86,125	$-	$161	$75,969	$962	$163,217

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended June 30, 2022 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured Notes		Unsecured Debt	Equities/ Warrants		Total
Balance as of September 30, 2021	$61,934	$2,490	$2,500		$-	$48,889		$115,813
Purchases and other adjustments to cost	44,145	-	-		-	55,437		99,582
Sales (including repayments or maturities)	(47,936)	-	-		(1,280)	(47,207)		(96,423)
Net realized gains/(losses) from investments	(21,737)	-	-		(99)	36,601		14,765
Net unrealized gains/(losses)	27,398	111	(2,500	)(1)	1,379	(32,998	)(1)	(6,610)
Transfer in/(out)	(5,248)	-	-		-	-		(5,248)
Balance as of June 30, 2022	$58,556	$2,601	$-		$-	$60,722		$121,879

(1)	FlexFIN, LLC was reclassed as an Equity from Secured Debt during the quarter ended December 31, 2021.

Net change in unrealized gain (loss) for the nine months ended June 30, 2023 and 2022 included in earnings related to Level 3 investments still held as of June 30, 2023 and 2022 was approximately $7.4 million and $0.6 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold, including any repayments or maturities.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended June 30, 2023, no investments were transferred in or out of Level 3. During the nine months ended June 30, 2022, one of our investments transferred out of Level 3 and no investments transferred into Level 3.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

(continued)

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of June 30, 2023 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien Term Loans	$74,666	Market Approach	Market Yield	8.50% - 32.0% (13.4%)
Senior Secured First Lien Term Loans	764	Market Approach	Revenue Multiple	0.3x - 0.3x (0.3x)
Senior Secured First Lien Term Loans	9,830	Market Approach	EBITDA Multiple	1.7x - 5.0x (3.1x)
Senior Secured First Lien Term Loans	865	Market Approach	LTM EBITDA Multiple	5.75x - 6.75x (6.25x)

Senior Secured Notes	-	Market Approach (Guideline Comparable)	EBITDA Multiple	21.0x - 22.0x (21.5x)

Unsecured Debt	161	Cost Approach	Transaction	N/A
Equity/Warrants	34,125	Cost Approach	Replacement Cost	N/A
Equity/Warrants	12,278	Income Approach	Market Yield	11.5% - 13.0% (5.3%)
Equity/Warrants	11,674	Market Approach	LTM Multiple	5.8x - 6.8x (6.3x)
Equity/Warrants	9,422	Market Approach	EBITDA Multiple	1.8x - 38.6x (5.9x)
Equity/Warrants	8,000	Recent Purchase	Purchase Price	N/A - N/A (N/A)
Equity/Warrants	65	Market Approach	Sum of the Parts/Estimated proceeds	3.9x – 4.1x (4.0x)
Equity/Warrants	405	Income Approach	DLOM (Discount for lack of Marketability)	3.0x - 3.2x (3.1x)
Total	$162,255

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

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks through calendar year ended 2022. The Earnout and AMI were initially recorded with an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of June 30, 2023 and September 30, 2022, the Company deemed the contingent consideration to be uncollectible.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

(continued)

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

As of June 30, 2023 and September 30, 2022, the Company’s asset coverage was 263.2% and 255.0%, respectively, after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

The Company’s outstanding debt excluding debt issuance costs as of June 30, 2023 and September 30, 2022 were as follows (dollars in thousands):

	June 30, 2023				September 30, 2022
	Aggregate Principal Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Available	Principal Amount Outstanding	Carrying Value	Fair Value
2023 Notes	$-	$-	$-	$-	$22,522	$22,522	$22,483	$22,378
2028 Notes	57,500	57,500	55,718	50,140	57,500	57,500	55,480	50,255
Revolving Credit Facility	28,242	28,242	28,242	28,242	-	-	-	-
Total debt	$85,742	$85,742	$83,960	$78,382	$80,022	$80,022	$77,963	$72,633

Credit Facility

On December 15, 2022, the Company entered into a 3 year $50.0 million revolving credit facility (the “Credit Facility”) with Woodforest National Bank (“Woodforest’). Woodforest is the administrative agent, sole bookrunner and sole lead arranger.

Under the Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. Amounts available to borrow under the Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Credit Facility) that are pledged as collateral. As of June 30, 2023, the Company was in compliance in all respects with the terms of the Credit Facility.

As of June 30, 2023 and September 30, 2022, there was $28.2 million and $0.0 million outstanding, respectively, under the Credit Facility.

Outstanding loans under the Credit Facility bear a monthly interest rate at Term SOFR + 2.90%. The Company is also subject to a commitment fee of 0.25%, which shall accrue on the actual daily amount of the undrawn portion of the revolving credit.

On January 17, 2023, the Company borrowed $23.2 million under the Credit Facility and used these proceeds to redeem $22.6 million in aggregate principal amount of the issued and outstanding 2023 Notes, comprising all issued and outstanding 2023 Notes. The 2023 Notes were redeemed at 100% of their principal amount, plus accrued and unpaid interest thereon from September 30, 2022 through, but excluding January 17, 2023 (the “Redemption Date”).

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

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

Fair Value of Debt Obligations

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of June 30, 2023 and September 30, 2022, the Notes would be deemed to be Level 1 in the fair value hierarchy, as defined in Note 4. As of June 30, 2023, the Credit Facility would be deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

Debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As of June 30, 2023 and September 30, 2022, debt issuance costs related to the Notes were as follows (dollars in thousands):

	June 30, 2023			September 30, 2022
	2023 Notes	2028 Notes	Total	2023 Notes	2028 Notes	Total
Total debt issuance cost at the beginning of the period	$20	$1,865	$1,885	$3,102	$2,311	$5,413
Amortized debt issuance costs	20	83	103	3,063	291	3,354
Unamortized debt issuance costs	$-	$1,782	$1,782	$39	$2,020	$2,059

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

(continued)

For the three and nine months ended June 30, 2023 and 2022, the components of interest expense, amortized debt issuance costs, weighted average stated interest rate and weighted average outstanding debt balance for the Notes were as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
2023 Notes Interest	$-	$345	$820	$1,060
2028 Notes Interest	772	755	1,894	1,486
Credit facility interest	477	-	830	-
Amortization of debt issuance costs	83	121	287	163
Total	$1,332	$1,221	$3,831	$2,709
Weighted average stated interest rate	6.0%	6.2%	5.8%	6.0%
Weighted average debt outstanding	$83,061	$80,022	$81,227	$90,863

For the three and nine months ended June 30, 2023, Interest and financing expenses on the Consolidated Statements of Operations include $84,567 and $198,530, respectively, for amortization of deferred financing costs pertaining to the Credit Facility. For the three and nine months ended June 30, 2022, Interest and financing expenses on the Consolidated Statements of Operations include $0 and $0, respectively, for amortization of deferred financing costs pertaining to the Credit Facility.

Note 6. Agreements

Administration Agreement

In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp Fund Services, LLC d/b/a U.S. Bank Global Fund Services (“U.S. Bancorp”). A U.S. Bancorp affiliate also served as the Company’s custodian. The Company’s administrative and custodial relationship with U.S. Bancorp terminated on August 9, 2022. SS&C Technologies, Inc. (“SS&C”) has since served as administrator of the Company and has provided the Company with fund accounting and financial reporting services pursuant to the services agreement with the Company. Effective September 12, 2022, Computershare Trust Company, N.A. (“Computershare”) serves as custodian for the Company pursuant to its Loan Administration and Custodial Agreement with the Company. For the three and nine months ended June 30, 2023, we incurred approximately $76,351 and $232,172 in administrator expenses, respectively. For the three and nine months ended June 30, 2022, we incurred approximately $58,881 and $210,162 in administrator expenses, respectively.

As of June 30, 2023 and September 30, 2022, $0 and $74,911 was included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

In connection with the approval of the CIP, the Compensation Committee in April 2022, approved awards for the three year performance period commencing on January 1, 2022 and ending on December 31, 2024 (the “2022 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to 0%-200% of the target award set forth in the table below (“Target Performance Award”), based on the achievement of net asset value (“NAV”) and NAV per share goals (weighted at 30% and 70%, respectively) as of the end of the performance period (the “Performance Goals”). Performance is evaluated separately for each Performance Goal. No payment is made with respect to a Performance Goal if a threshold level of performance is not achieved. Each Performance Goal is subject to (i) a threshold level of performance at which a percentage of the Target Performance Award attributable to that Performance Goal may be paid and below which no payment is made pursuant to an Award, (ii) a target level of performance at which 100% of the Target Performance Award attributable to that Performance Goal may be paid and (iii) a maximum level of performance, at which 200% of the Target Performance Award attributable to that Performance Goal may be paid, in each case subject to such other terms and conditions of an Award. Between threshold, target and maximum performance levels for each Performance Goal, the portion of that Award attributed to the Performance Goal shall be interpolated in a linear progression.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

(continued)

In December 2022, pursuant to the CIP, the Compensation Committee approved awards for Mr. Lorber and Ms. McMillan for the three-year performance period commencing on January 1, 2023 and ending on December 31, 2025 (the “2023 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to a percentage of the target award amount set forth above based on the factors described above. The Compensation Committee, in approving the awards, evaluated each Performance Goal separately.

The Target Performance Award for each executive officer for both the 2022 LTIP plan and 2023 LTIP plan is set forth in the table below:

Name and Title	Dollar Value of Target Award
David Lorber, Chairman of the Board and Chief Executive Officer	$890,000
Ellida McMillan, Chief Financial Officer	380,000

During the three and nine months ended June 30, 2023, the Company recorded an accrual of $159,000 and $159,000, respectively, for these awards. During the three and nine months ended June 30, 2022, the Company did not record an accrual.

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

Note 7. Related Party Transactions

Due from Affiliates

Due from affiliates at June 30, 2023 and September 30, 2022 consists of certain legal and general and administrative expenses paid by the Company on behalf of certain of its affiliates.

Note 8. Commitments

Unfunded commitments

As of June 30, 2023 and September 30, 2022, we had commitments under loan and financing agreements to fund up to $3.5 million to five portfolio companies and $6.0 million to six portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2023 and September 30, 2022 is shown in the table below (dollars in thousands):

	June 30, 2023	September 30, 2022
SS Acquisition, LLC (dba Soccer Shots Franchising) - Senior Secured First Lien Delayed Draw Term Loan	$-	$4,000
Kemmerer Operations, LLC - Senior Secured First Lien Delayed Draw Term Loan	-	908
Secure Acquisition Inc. (dba Paragon Films) - Senior Secured First Lien Delayed Draw Term Loan	517	517
NVTN LLC - Senior Secured First Lien Delayed Draw Term Loan	220	220
Black Angus Steakhouses, LLC Senior Secured First Lien Super Priority Delayed Draw Term Loan	166	167
1888 Industrial Services, LLC - Revolving Credit Facility	-	216
Deer Management Systems LLC – Senior Secured First Lien Delayed Draw Term Loan	600	-
Tamarix Capital Partners II, L.P. - Fund Investment	2,038	-
Total unfunded commitments	3,541	6,028

Lease obligations

The Company evaluates its leases to determine whether they should be classified as operating or financing leases. PhenixFIN identified one operating lease for its office space. The lease commenced September 1, 2021 and expires November 30, 2026.

Upon entering into the lease on September 1, 2021, PhenixFIN recorded a right-of-use asset and a lease liability as of that date.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

(continued)

As of June 30, 2023 and September 30, 2022, the asset related to the operating lease was $410,950 and $513,142, respectively, and is included in the Other assets balance on the Consolidated Balance Sheet. As of June 30, 2023 and September 30, 2022, the lease liability was $463,620 and $570,695, respectively, and is included in the Other liabilities balance on the Consolidated Statements of Assets and Liabilities. As of June 30, 2023 and September 30, 2022, the remaining lease term was approximately four years for each of the respective periods and the implied borrowing rate was 5.25% for each of the respective periods.

The following table shows future minimum payments under PhenixFIN’s operating lease as of June 30, 2023:

For the Years Ended September 30,	Amount
2023	$37,080
2024	152,399
2025	156,971
2026	161,680
2027	27,417
Thereafter	-
535,547
Difference between undiscounted and discounted cash flows	(71,927)
$463,620

Note 9. Fee Income

Fee income consists of origination/closing fees, amendment fees, prepayment penalty and other miscellaneous fees which are non-recurring in nature, as well as administrative agent fees, which are recurring in nature. The following table summarizes the Company’s fee income for the three and nine months ended June 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Prepayment fee	$-	$26	$-	$235
Administrative agent fee	-	-	169	94
Amendment fee	-	-	-	4
Other fees	94	39	170	87
Fee income	$94	$65	$339	$420

Note 10. Directors Fees

For each of calendar year 2022 and 2023 (through April 30, 2023), the Company’s independent directors each receive an annual fee of $100,000. In addition, the lead independent director receives an annual retainer of $30,000; the chair of the Audit Committee receives an annual retainer of $25,000, and each of its other members receives an annual retainer of $12,500; and the chairs of the Nominating and Corporate Governance Committee and of the Compensation Committee each receives an annual retainer of $15,000 and each of the other members of these committees receives annual retainers of $8,000. The Company’s independent directors also receive a fee of $3,000 for each board meeting and $2,500 for each committee meeting that they attended.

Effective May 1, 2023, the Company’s independent directors each receive an annual fee of $150,000. In addition, the lead independent director receives an annual retainer of $30,000; the chair of the Audit Committee receives an annual retainer of $25,000, and each of its other members receives an annual retainer of $12,500; and the chairs of the Nominating and Corporate Governance Committee and of the Compensation Committee each receives an annual retainer of $15,000 and each of the other members of these committees receives annual retainers of $8,000. The Company’s independent directors will no longer receive fees for each board and committee meeting that they attend.

No board service compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and nine months ended June 30, 2023, the Company recognized $0.2 million, and $0.5 million for directors’ fees expense, respectively. For the three and nine months ended June 30, 2022, the Company recognized $0.2 million, and $0.5 million for directors’ fees expense, respectively.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

(continued)

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of June 30, 2023.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three and nine months ended June 30, 2023 and 2022 (dollars in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$8,917	$(9,229)	$19,577	$(1,454)
Weighted average shares of common stock outstanding - basic and diluted	2,090,691	2,202,115	2,095,591	2,372,849
Earnings (loss) per share of common stock - basic and diluted	$4.26	$(4.19)	$9.34	$(0.61)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended June 30, 2023 and 2022:

	For the Nine Months Ended June 30,
	2023	2022
Per share data
Net Asset Value per share at Beginning of Period	$57.49	$57.08

Results of Operations:
Net Investment Income/(Loss)	2.22	0.66
Net Realized Gain/(Loss) on Investments	(1.02)	6.53
Net Unrealized Gain/(Loss) on Investments	8.14	(7.68)
Net loss on extinguishment of debt	-	(0.12)
Net Increase (Decrease) in Net Assets Resulting from Operations	9.34	(0.61)

Capital Share Transactions
Distributions declared	-	(0.11)
Repurchase of common stock under stock repurchase program	0.18	2.38
Net Increase (Decrease) Resulting from Capital Share Transactions	0.18	2.27
Net Asset Value per share at End of Period	$67.01	$58.74

Net Assets at End of Period	$139,954,664	$129,080,980
Shares Outstanding at End of Period	2,088,589	2,197,418

Per share market value at end of period	$38.00	$36.48
Total return based on market value(1)	8.94%	(14.97)%
Total return based on net asset value per share(2)	16.56%	2.91%
Portfolio turnover rate	20.33%	80.03%

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

(continued)

Ratios:
Ratio of net investment/(loss) income to average net assets(3)	4.94%	1.49%
Ratio of total expenses to average net assets(3)	10.45%	8.48%

(1)	Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.
(2)	Total return is historical and assumes changes in NAV, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.
(3)	Ratios are annualized during interim periods.

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

The Company did not declare any distribution payments during the three and nine months ended June 30, 2023. During the three and nine months ended June 30, 2022 a special dividend was declared in the amount of $265,798 on June 24, 2022 payable on July 13, 2022 to Stockholders of record on July 5, 2022.

Note 14. Share Transactions

On February 8, 2023, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Since announcing this share repurchase program on January 11, 2021, the Company has repurchased an aggregate of 635,120 shares of common stock through June 30, 2023 with a total cost of approximately $25.2 million, or 71.8% of shares outstanding as of the program’s inception. The total remaining amount authorized under the expanded share repurchase program is approximately $9.8 million.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2023
(Unaudited)

(continued)

The following table sets forth the number of shares of common stock repurchased by the Company at an average price of $36.83 per share under its share repurchase program from February 10, 2021 through June 30, 2023:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
February 2021	13,082	$30.25 - $30.96	397,384
March 2021	12,241	$30.25 - $34.42	393,938
April 2021	14,390	$33.11 - $34.89	491,470
May 2021	25,075	$34.56 - $39.93	976,440
August 2021	141,700	$41.03 - $42.28	5,944,213
January 2022	7,312	$39.07 - $40.88	293,756
February 2022	170,589	$39.53 - $41.00	6,908,864
March 2022	132,054	$39.24 - $40.57	5,306,885
April 2022	2,942	$39.07 - $41.00	117,758
May 2022	3,391	$37.70 - $39.78	131,338
June 2022	3,515	$37.28 - $39.19	135,063
July 2022	700	$36.43 - $37.26	25,864
August 2022	3,081	$28.27 - $37.82	112,456
September 2022	91,808	$36.13 - $37.53	3,443,845
October 2022	401	$35.20 - $36.14	14,434
November 2022	1,103	$34.53 - $35.28	38,790
December 2022	1,501	$33.26 - $34.84	51,295
January 2023	2,052	$32.78 - $34.84	68,665
February 2023	3,131	$33.06 - $39.03	115,430
March 2023	2,003	$37.02 - $38.89	76,214
April 2023	649	$35.79 - $37.03	23,671
May 2023	100	$36.50 - $36.53	3,658
June 2023	2,300	$33.63 - $38.76	85,556
Total	635,120		$25,156,986

During the nine months ended June 30, 2023, 11,740 shares were transferred into treasury. An additional 1,500 shares repurchased between June 15, 2023 and June 30, 2023 had not transferred into treasury as of June 30, 2023.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items disclosed herein, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three and nine months ended June 30, 2023.

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

We have evaluated subsequent events from June 30, 2023 through the filing date of this quarterly report on Form 10-Q. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period ended June 30, 2023, the analysis contained herein may not fully account for market event impacts. As of June 30, 2023, the Company valued its portfolio investments in conformity with U.S. generally accepted accounting principles (“GAAP”) based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that market events may have caused during the months following our most recent valuation (as of June 30, 2023), any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio.

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

In connection with the approval of the CIP, the Compensation Committee in April 2022 approved awards for the executive officers named in the table below for the three year performance period commencing on January 1, 2022 and ending on December 31, 2024 (the “2022 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to 0%-200% of the target award set forth in the table below (“Target Performance Award”), based on the achievement of net asset value (“NAV”) and NAV per share goals (weighted at 30% and 70%, respectively) as of the end of the performance period (the “Performance Goals”). Performance is evaluated separately for each Performance Goal. No payment is made with respect to a Performance Goal if a threshold level of performance is not achieved. Each Performance Goal is subject to (i) a threshold level of performance at which a percentage of the Target Performance Award attributable to that Performance Goal may be paid and below which no payment is made pursuant to an Award, (ii) a target level of performance at which 100% of the Target Performance Award attributable to that Performance Goal may be paid and (iii) a maximum level of performance, at which 200% of the Target Performance Award attributable to that Performance Goal may be paid, in each case subject to such other terms and conditions of an Award. Between threshold, target and maximum performance levels for each Performance Goal, the portion of that Award attributed to the Performance Goal shall be interpolated in a linear progression.

In December 2022, pursuant to the CIP, the Compensation Committee approved awards for Mr. Lorber and Ms. McMillan for the three-year performance period commencing on January 1, 2023 and ending on December 31, 2025 (the “2023 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to a percentage of the target award amount set forth above based on the factors described above. The Compensation Committee, in approving the awards, evaluated each Performance Goal separately.

The Target Performance Award for each executive officer for both the 2022 LTIP plan and 2023 LTIP plan is set forth in the table below:

Name and Title	Dollar Value of Target Award
David Lorber, Chairman of the Board and Chief Executive Officer	$890,000
Ellida McMillan, Chief Financial Officer	380,000

During the three and nine months ended June 30, 2023, the Company recorded an accrual of $159,000 and $159,000, respectively, for these awards. During the three and nine months ended June 30, 2022, the Company did not record an accrual.

Portfolio and Investment Activity

As of June 30, 2023 and September 30, 2022, our portfolio had a fair market value of approximately $218.7 million and $193.0 million, respectively.

During the nine months ended June 30, 2023, we received proceeds from sale and settlements of investments of $39.8 million, including principal and dividend proceeds, realized net losses on investments of $2.1 million, and invested $49.3 million.

During the nine months ended June 30, 2022, we received proceeds from sale and settlements of investments of $104.5 million including principal and dividend proceeds, net realized gains (losses) on investments of $(15.5) million, and invested $137.6 million.

The following table summarizes the amortized cost and the fair value of our average portfolio company (dollars in thousands):

	June 30, 2023		September 30, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$3,909	$3,088	$3,560	$2,608
Largest portfolio company	34,124	34,124	47,136	47,136

The following table summarizes the amortized cost and the fair value of investments as of June 30, 2023 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$148,558	54.5%	$104,961	48.0%
Senior Secured Notes	2,616	1.0	2,138	1.0
Unsecured Debt	154	0.1	161	0.1
Fund Investment	1,027	0.4	962	0.4
Equity/Warrants	119,743	44.0	110,465	50.5
Total Investments	$272,098	100.0%	$218,687	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2022 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$128,482	48.7%	$88,248	45.6%
Senior Secured Second Lien Term Loans	2,603	1.0	2,607	1.4
Senior Secured Notes	2,252	0.9	1,659	0.9
Unsecured Debt	182	0.1	-	-
Equity/Warrants	129,929	49.3	100,443	52.1
Total Investments	$263,448	100.0%	$192,957	100.0%

As of June 30, 2023, our income-bearing investment portfolio based upon cost represented 65.1% of our total portfolio of which 81.3% bore interest based on floating rates, such as the London Interbank Offering Rate (“LIBOR”) or the Secured Overnight Financing Rate (“SOFR”), while 18.7% bore interest at fixed rates. As of June 30, 2023, the Company had a weighted average yield of 12.2% on debt and other income producing investments. This yield does not represent the total return to our stockholders.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2023 and September 30, 2022 (dollars in thousands):

	June 30, 2023		September 30, 2022
	Fair Value	Percentage	Fair Value	Percentage
1	$-	0.0%	$-	0.0%
2	192,660	88.1%	159,279	82.6%
3	13,541	6.2%	22,183	11.5%
4	5,524	2.5%	6,250	3.2%
5	6,962	3.2%	5,245	2.7%
Total	$218,687	100.0%	$192,957	100.0%

Results of Operations

Operating results for three and nine months ended June 30, 2023 and 2022 are as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Total investment income	$4,839	$3,659	$14,454	$10,449
Less: Net expenses	3,620	3,451	9,812	8,891
Net investment income/(loss)	1,219	208	4,642	1,558
Net realized gains (losses) on investments	(1,343)	(188)	(2,145)	15,489
Net change in unrealized gains (losses) on investments	9,041	(9,249)	17,080	(18,205)
Loss on extinguishment of debt	-	-	-	(296)
Net increase (decrease) in net assets resulting from operations	$8,917	$(9,229)	$19,577	$(1,454)

Investment Income

For the three months ended June 30, 2023, investment income totaled $4.8 million, of which $2.7 million was attributable to portfolio interest, $1.9 million was attributable to dividend income, $0.1 million was attributable to fee income and $0.1 million was attributable to interest from cash and cash equivalents. For the nine months ended June 30, 2023, investment income totaled $14.5 million, of which $8.0 million was attributable to portfolio interest, $5.5 million was attributable to dividend income, $0.3 million was attributable to fee income, $0.4 million was attributable to other income and $0.3 million was attributable to interest from cash and cash equivalents. Dividend income was received from 10 investments during the nine months ended June 30, 2023.

For the three months ended June 30, 2022, investment income totaled $3.7 million, of which $1.6 million was attributable to portfolio interest, $1.9 million was attributable to dividend income, and $0.2 million was attributable to fee income. For the nine months ended June 30, 2022, investment income totaled $10.4 million, of which $6.2 million was attributable to portfolio interest, $3.5 million was attributable to dividend income, $0.4 million was attributable to fee income, and $0.3 million was attributable to other income. Dividend income was received from 11 investments during the nine months ended June 30, 2022.

Operating Expenses

Operating expenses for the three and nine months ended June 30, 2023 and 2022 are as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Interest and financing expenses	$1,415	$1,202	$4,031	$3,910
Professional fees, net	311	470	1,036	937
Salaries and benefits	1,278	1,038	2,937	1,974
General and administrative	253	363	674	850
Directors fees	171	164	541	540
Insurance	116	155	361	470
Administrator expenses	76	59	232	210
Total Expenses	$3,620	$3,451	$9,812	$8,891

For the three months ended June 30, 2023, total operating expenses increased by $0.2 million, or 4.9% compared to the three months ended June 30, 2022. For the nine months ended June 30, 2023, total operating expenses increased by $0.9 million, or 10.4% compared to the nine months ended June 30, 2022.

Interest and Financing Expenses

Interest and financing expenses for the three months ended June 30, 2023 increased by $0.2 million, or 17.7% compared to the three months ended June 30, 2022. Interest and financing expenses for the nine months ended June 30, 2023 increased by $0.1 million, or 3.1% compared to the nine months ended June 30, 2022. The increase in interest and financing expenses for the nine months ended June 30, 2023 was primarily due to increased borrowings on Credit Facility.

Professional Fees and General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended June 30, 2023 decreased by $0.3 million, or 64.1% compared to the three months ended June 30, 2022. Professional fees and general and administrative expenses for the nine months ended June 30, 2023 decreased by $0.1 million, or 10.1% compared to the nine months ended June 30, 2022.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and nine months ended June 30, 2023, we recognized $1.3 million and $2.1 million of realized losses, respectively on our portfolio investments. The realized losses were primarily due to losses on the sale of Franklin BSP Realty Trust and Great AJAX Corp for $1.3 million, the write off of Walker Edison Furniture Company for $2.1 million and proceeds from Footprint for $1.2 million of a gain.

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

For the three months ended June 30, 2023, we had $9.0 million of net unrealized appreciation on investments. The net unrealized appreciation resulted from fair market value appreciation primarily attributable to Kemmerer Operations, Maritime Wireless, the reversal of the realized loss on Walker Edison which was offset by the unrealized depreciation on Lucky Bucks.

For the nine months ended June 30, 2023, we had $17.1 million of net unrealized appreciation on investments. The net unrealized appreciation resulted from fair market value appreciation primarily attributable to Level One asset along with Kemmerer Operations, Maritime Wireless, the reversal of the realized loss on Walker Edison which was offset by the unrealized depreciation on Lucky Bucks.

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

Provision for Deferred Taxes on Unrealized Depreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and nine months ended June 30, 2023 and 2022, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

Changes in Net Assets from Operations

For the three months ended June 30, 2023, we recorded a net increase in net assets resulting from operations of $8.9 million compared to a net decrease in net assets resulting from operations of $9.2 million for the three months ended June 30, 2022. Total Net Assets increased from the last quarter primarily due to share repurchases in the amount of $0.1 million and the net change in unrealized gains on investments of $9.0 million. Based on 2,090,691 and 2,202,115 weighted average common shares outstanding for the three months ended June 30, 2023 and 2022, respectively, our per share net increase/(decrease) in net assets resulting from operations was $4.26 for the three months ended June 30, 2023 and $(4.19) for the three months ended June 30, 2022.

For the nine months ended June 30, 2023, we recorded a net increase in net assets resulting from operations of $19.6 million compared to a net decrease in net assets resulting from operations of $1.5 million for the nine months ended June 30, 2022. Total Net Assets decreased from the last quarter primarily due to share repurchases in the amount of $0.5 million and the net change in unrealized gains on investments of $17.1 million. Based on 2,095,591 and 2,372,849 weighted average common shares outstanding for the nine months ended June 30, 2023 and 2022, respectively, our per share net increase/(decrease) in net assets resulting from operations was $9.34 for the nine months ended June 30, 2023 and $(0.61) for the nine months ended June 30, 2022.

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

As of June 30, 2023, we had $10.9 million in cash and cash equivalents.

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

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program. On February 9, 2022, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $15 million to $25 million. On February 8, 2023, the Board of Directors approved the further expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Under the share repurchase program, the Company repurchased an aggregate of 635,120 shares of common stock through June 30, 2023, or 23.3% of shares outstanding as of the program’s inception, with a total cost of $25.2 million. The total remaining amount authorized under the expanded share repurchase program at June 30, 2023 was approximately $9.8 million.

Credit Facility

On December 15, 2022, the Company and its wholly-owned subsidiaries executed a three-year, $50 million revolving credit facility (the “Credit Facility”) with WoodForest Bank, N.A. (“WoodForest”), Valley National Bank, and Axiom Bank, (collectively, the “Lenders”). WoodForest is the administrative agent, sole bookrunner and sole lead arranger. As of June 30, 2023, there was $28.2 million outstanding borrowings by the Company under the Credit Facility.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2023 and September 30, 2022, we had commitments under loan and financing agreements to fund up to $2.9 million to four portfolio companies and $6.0 million to six portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2023 and September 30, 2022 is shown in the table below (dollars in thousands):

	June 30, 2023	September 30, 2022
SS Acquisition, LLC (dba Soccer Shots Franchising) - Senior Secured First Lien Delayed Draw Term Loan	$-	$4,000
Kemmerer Operations, LLC - Senior Secured First Lien Delayed Draw Term Loan	-	908
Secure Acquisition Inc. (dba Paragon Films) - Senior Secured First Lien Delayed Draw Term Loan	517	517
NVTN LLC - Senior Secured First Lien Delayed Draw Term Loan	220	220
Black Angus Steakhouses, LLC Senior Secured First Lien Super Priority Delayed Draw Term Loan	166	167
1888 Industrial Services, LLC - Revolving Credit Facility	-	216
Tamarix Capital Partners II, L.P. - Fund Investment	2,038	-
Total unfunded commitments	$2,941	$6,028

The following table shows our payment obligations for repayment of debt and other contractual obligations at June 30, 2023 (dollars in thousands):

	Payments Due by Period
	2023	2024	2025	2026	2027	Thereafter	Total
Revolving Credit Facility	$-	$-	$(28,241,941)	$-	$-	$-	$(28,241,941)
2028 Notes	-	-	-	-	-	(57,500,000)	(57,500,000)
Operating Lease Obligation (1)	(74,160)	(152,399)	(156,971)	(161,680)	(27,417)	-	(572,627)
Total contractual obligations	$(74,160)	$(152,399)	$(28,398,912)	$(161,680)	$(27,417)	$(57,500,000)	$(86,314,568)

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

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

The Company did not declare any distribution payments during the three and nine months ended June 30, 2023. During the three and nine months ended June 30, 2022 a special dividend was declared in the amount of $265,798 on June 24, 2022 payable on July 13, 2022 to Stockholders of record on July 5, 2022.

Financial Highlights Supplemental Data

Supplemental Data:
Percentage of non-recurring fee income	2.35%	4.02
Average debt outstanding(1)	$81,227,306	$87,235,771
Average debt outstanding per weighted average common share	$38.85	$36.76
Asset coverage ratio per unit(2)	$2,632	$2,658
Senior Securities Outstanding(3)
2023 Notes	$-	$22,521,800
2028 Notes	$57,500,000	$57,500,000
Revolving Credit Facility	$28,241,941	-

Average market value per unit:
2023 Notes	$25.10	$25.35
2028 Notes	$23.02	$24.67

(1)	Based on daily weighted average carrying value of debt outstanding during the period.
(2)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
As of June 30, 2023, the Company’s asset coverage was 263.2% after giving effect to leverage and therefore the Company’s asset coverage was above 200%, the minimum asset coverage requirement under the 1940 Act.
(3)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.

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

With respect to investments for which market quotations are not readily available, our board oversees and our Valuation Designee undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process generally begins with each investment being initially valued by a Valuation Firm.

●	Available third-party market data will be reviewed by company personnel designated by the Valuation Designee (“Fair Value Personnel”) and the Valuation Firm.

●	Available portfolio company data and general industry data is then reviewed by the Fair Value Personnel.

●	Preliminary valuation conclusions will then be documented and discussed with the Fair Value Personnel.

●	The Valuation Designee then determines the fair value of each investment in the Company’s portfolio in good faith based on such discussions, the Company’s Valuation Policy and the Valuation Firms’ final estimated valuations

●	The Valuation Designee’s report is then presented to the Board of Directors and the Audit Committee.

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

Non-accrual: We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At June 30, 2023, certain investments in six portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $7.0 million, or 3.2% of the fair value of our portfolio. At September 30, 2022, certain investments in five portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $5.2 million, or 2.7% of the fair value of our portfolio.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including LIBOR and SOFR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three and nine months ended June 30, 2023, we did not engage in hedging activities.

As of June 30, 2023, 77.1% of our income-bearing investment portfolio bore interest based on floating rates based upon fair value. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR, SOFR or similar reference rates are not offset by a corresponding increase in the spread over LIBOR, SOFR or similar reference rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to any income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR, SOFR or similar reference rates. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. The composition of our floating rate debt investments by cash interest rate LIBOR and SOFR floor as of June 30, 2023 was as follows (dollars in thousands):

	June 30, 2023
LIBOR and SOFR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$17,506	18.8%
1% to under 2%	68,398	73.7
2% to under 3%	3,358	3.6
No Floor	3,619	3.9
Total	$92,881	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2023, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR and SOFR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Change in Interest Rates	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
Up 300 basis points	$7,100	$(1,800)	$5,300
Up 200 basis points	4,700	(1,200)	3,500
Up 100 basis points	2,400	(600)	1,800
Down 100 basis points	(2,400)	600	(1,800)
Down 200 basis points	(4,700)	1,200	(3,500)
Down 300 basis points	(7,100)	1,800	(5,300)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on December 16, 2022, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the nine months ended June 30, 2023 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Risks Related to our Business

We may not be able to pay you distributions and our distributions may not grow over time.

When possible, we may pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. As of June 30, 2023, the Company’s asset coverage was 263.2% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

Risks Related to our Operations as a BDC and RIC

Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital which could have a material adverse impact on our liquidity, financial condition and results of operations.

Our business requires a substantial amount of capital to operate and grow. We may acquire additional capital from the issuance of senior securities (including debt and preferred stock), the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations. As of June 30, 2023, the Company’s asset coverage was 263.2% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act.

Risks Relating to an Investment in our Securities

The indenture under which the 2028 Notes are issued place restrictions on our and/or our subsidiaries’ activities.

The terms of the indentures under which the 2028 Notes were issued place restrictions on our and/or our subsidiaries’ ability to, among other things issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2028 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2028 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2028 Notes and  (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2028 Notes, except as would cause our asset coverage to be below 200% as a result of such borrowings and/or issuances, whether or not we continue to be subject to the regulations of the 1940 Act. These provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. As of June 30, 2023, the Company’s asset coverage was 263.2% after giving effect to leverage. These provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase.

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

As of June 30, 2023, investments in our affiliate’s asset-based lending business constituted 14.7% of our total assets. Thus, the Company presently has significant exposure to its asset based lending business. This asset based lending exposure subjects the Company to the particular risks of such business to a greater degree than others not similarly concentrated. The Company’s affiliate’s asset based lending activity within the gemstone and jewelry industry is exposed to factors that can impact price of gemstones and jewelry, including supply and demand of gemstones; political, economic, and global financial events; movement of the U.S. dollar versus other currencies; and the activity of large speculators and other participants. The gemstones and jewelry industry is exposed to the risk of loss as a result of fraud in its various forms. A significant decline in market prices of gemstones could result in reduced collateral value and losses, i.e., a lower balance of asset-based loans outstanding for the Company’s affiliate (which in turn would adversely impact out net asset value). See Item 1A of our Form 10-K, filed December 16, 2022, for risk factors related to our investment in this business.

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

Dated: August 10, 2023
PhenixFIN Corporation

	By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer
(Principal Accounting and Financial Officer)

