Form 10-K
period 2023-09-30
PhenixFIN Corp
filed 2023-12-22
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2023 was $60,578,642. The Registrant had 2,072,590 shares of common stock, $0.001 par value, outstanding as of December 22, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference in to Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2023.

PHENIXFIN CORPORATION

i

PART I

Item 1. Business

GENERAL

PhenixFIN Corporation (“PhenixFIN”, the “Company,” “we” and “us”) is an internally-managed non-diversified closed-end management investment company incorporated in Delaware that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected, and intends to qualify annually, to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). On November 18, 2020, the board of directors of the Company (the “Board”) approved the adoption of an internalized management structure, effective January 1, 2021. Until close of business on December 31, 2020 we were externally managed and advised by MCC Advisors LLC (“MCC Advisors”), pursuant to an investment management agreement. MCC Advisors was a wholly owned subsidiary of Medley LLC, which was controlled by Medley Management Inc. (OTCM: MDLM), a publicly traded asset management firm (“MDLM”).

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

The Company’s investment objective is to generate current income and capital appreciation. The management team seeks to achieve this objective primarily through making loans, private equity or other investments in privately-held companies. The Company may also make debt, equity or other investments in publicly-traded companies. (These investments may also include investments in other BDCs, closed-end funds or real estate investment trusts (“REITs”).) We also pursue other strategic opportunities and invest in other assets or operate other businesses to achieve our investment objective, such as operating and managing an asset-based lending business. The portfolio generally consists of senior secured first lien term loans, senior secured second lien term loans, senior secured bonds, preferred equity and common equity. Occasionally, we will receive warrants or other equity participation features which we believe will have the potential to increase total investment returns. Our loan and other debt investments are primarily rated below investment grade or are unrated. Investments in below investment grade securities are considered predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal when due.

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

As of September 30, 2023, the Company’s asset coverage was 270.7% after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

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

Initial Evaluation. We use a systematic, consistent approach to credit evaluation, which typically consists of (i) a preliminary due diligence review conducted by the Company, (ii) an initial diligence meeting with the portfolio company’s management team, investment bank or private equity sponsor, (iii) an initial indication of interest and terms, and (iv) preparation of memoranda including potential portfolio company overviews, investment considerations and risks, financial model and return information.

Due Diligence & Underwriting. We typically undertake continued diligence, which expands on the investment thesis, risks and mitigants, and competition factors of our potential investment opportunities. We may conduct third party reviews, on-site visits and/or background checks in connection with our potential investments in portfolio companies.

Portfolio Management. We undertake a proactive monitoring process of our portfolio companies, whereby we conduct monthly financial review and monitoring of compliance with covenants, maintain ongoing dialogue with portfolio company management and owners, and exercise board observer rights where appropriate.

Rating Criteria. We generally use an investment rating system to characterize and monitor the credit profile and our expected level of returns on each debt investment in our portfolio. We use a five-level numeric rating scale. The following is a description of the conditions associated with each investment rating:

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

Senior Secured First Lien Notes We structure these investments as senior secured loans. We obtain security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of such loans. This collateral generally takes the form of priority liens on the assets of a portfolio company. These loans typically have interest-only payments (often representing a combination of cash pay and payment-in-kind, or (“PIK”), interest), with amortization of principal due at maturity. PIK interest represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term and recorded as interest income on an accrual basis to the extent such amounts are expected to be collected.

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

Unsecured Debt We structure these investments as unsecured, subordinated loans that provide for relatively high, fixed interest rates that provide us with significant current interest income. These loans typically have interest-only payments (often representing a combination of cash pay and payment-in-kind, or PIK, interest), with amortization of principal due at maturity. Subordinated notes generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. The valuation of subordinated notes are generally more volatile than secured loans and may involve a greater risk of loss of principal. Subordinated notes often include a PIK feature, which effectively operates as negative amortization of loan principal.

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

Human Capital Resources

As of September 30, 2023, the internalized management team consists of 3 investment professionals and 6 employees/consultants overall. This team includes our executive officers, investment and finance professionals, and administrative staff. Our senior management team consists of David Lorber, our chief executive officer, and Ellida McMillan, our chief financial officer.

As an internally managed BDC, the success of our business and investment strategy, including achieving our investment objective, depends in material part on our professional team. We depend upon the members of our management team and our investment professionals for the identification, final selection, structuring, closing and monitoring of our investments. Our professional team has critical experience and relationships on which we rely to implement our business plan. We expect that the members of our management team and our investment professionals will maintain key informal relationships, which we will use to help identify and gain access to investment opportunities. If we do not attract, develop and retain highly talented professionals, we may not be able to operate our business as we expect and our operating results could be adversely affected. See “Item 1A. Risk Factors.”

Administration

Prior to January 1, 2021, we operated pursuant to an investment management agreement with MCC Advisors. Since January 1, 2021, we have operated pursuant to an internalized management structure. To lead the internalized management team, the Board approved the appointment of David Lorber, who had served as an independent director of the Company since April 2019, as Chief Executive Officer, and Ellida McMillan as Chief Financial Officer of the Company, each effective January 1, 2021.

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

Certain Risks in the Current Environment

●	We are operating in a period of market disruption and economic uncertainty, which may adversely affect the yields, and increase the risks of, our investment, and make it more difficult for us to raise equity capital.

●	Events outside of our control could negatively affect the portfolio companies in which we invest and make the valuation of those investments more uncertain.

●

Rising interest rates may increase our borrowing costs and reduce the net return that we are able to achieve on our debt investments in portfolio companies, and may also increase the risk of default on our portfolio company loans. Further downgrades of the U.S. credit rating, automatic spending cuts, or another government shutdown could negatively impact our cost of borrowing and the net return on our investments.

●	Economic downturns could impair our portfolio companies, increase funding costs and limit access to capital.

Risks Related to our Business

●	We operate under an internalized operating structure, including our management and investment functions, with the expectation that we will be able to operate more efficiently, but this may not be the case. We are dependent upon our management team, and may not realize the anticipated benefits of the internalization.

●	We may suffer credit and capital losses. Because we use borrowed funds to make investments or fund our business operations, we are exposed to risks typically associated with leverage which increase the risk of investing in us. The lack of liquidity in our investments may adversely affect our business.

●	A substantial portion of our portfolio investments will be recorded at fair value as determined in good faith by our valuation designee under the oversight of our board of directors and, as a result, there may be uncertainty regarding the value of our portfolio investments.

●	We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

●	We are exposed to risks associated with changes in interest rates. Loans under our credit facility and the financial credit we extend to our portfolio companies bear interest based on the Secured Overnight Financing Rate (“SOFR”) but experience with SOFR based loans is limited. In addition, because we use debt to finance various investments, changes in interest rates will affect our cost of capital and net investment income.

●	If our investments are not managed effectively, we may be unable to achieve our investment objective. We may experience fluctuations in our periodic operating results. Any failure on our part to maintain our status as a BDC could reduce our operating flexibility.

●	We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income. We may not be able to pay distributions to our shareholders.

●	Our board of directors may change our investment objective, operating policies and strategies without notice.

●	Because we borrow money, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us.

●	We are dependent on information systems and systems failures could significantly disrupt our business. A failure of cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our business.

Risks Related to our Investments

●	We may not realize gains from our equity investments. Our investments are risky and highly speculative. Our investments in private portfolio companies may be risky, and shareholders could lose their investment.

●	Our portfolio companies may prepay loans, which prepayment may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.

●	Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio and our ability to make follow-on investments in certain portfolio companies may be restricted.

●	As a BDC, our ability to invest in public companies and foreign companies is limited by the 1940 Act. Investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

●	16.2% of the Company’s total assets are invested in our affiliate’s asset-based lending business and its activities are influenced by volatility in prices of gemstones/jewelry, and the gemstones and jewelry business is subject to the risk of fraud and counterfeiting.

●	We may invest in “unitranche” debt instruments that combine both senior and subordinated debt into one debt instrument, which typically pay a higher rate of interest but may also pose greater risk.

●	We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants. The disposition of our investments may result in contingent liabilities. If we invest in the securities and obligations of distressed and bankrupt issuers, we might not receive interest or other payments. Hedging transactions may expose us to additional risks.

●	We are subject to risks associated with significant investments in one or more economic sectors and/or industries, including the business services sector, which includes our investment in our affiliate’s asset-based lending business.

Risks Related to our Operations as a BDC and a RIC

●	Regulations governing our operation as a BDC may limit our ability to raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations.

●	As an internally managed BDC, we are subject to certain restrictions that may adversely affect our ability to offer certain compensation structures. Also, we are dependent upon our management team and investment professionals for their time availability. If we are not able to hire and retain qualified personnel, or if we lose key personnel, our ability to implement our business strategy could be significantly harmed.

●	The impact of financial reform legislation on us is uncertain. We also cannot predict how tax reform legislation will affect the Company, our investments, or our stockholders, and any such legislation could adversely affect our business. Legislation that became effective in 2018 may allow the Company to incur additional leverage, which could increase the risk of investing in the Company.

●	If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. We would become subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or satisfy RIC distribution requirements.

Risks Relating to an Investment in our Securities

●	Investing in our securities may involve an above average degree of risk. Shares of closed-end investment companies often trade at a discount to their net asset value (“NAV”) and our shares have not traded at or above NAV since the first quarter of 2015. The market price of our common stock fluctuates.

●	Certain provisions of the Delaware General Corporation Law and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

●	Our NAV per share may be diluted if we sell shares of our common stock at prices below the then current NAV per share of our common stock or securities to subscribe for or convertible into shares of our common stock.

●	If we issue preferred stock, the NAV and market value of our common stock may become more volatile. Holders of any preferred stock might have the right to elect board members and have class voting rights. The terms of the Credit Facility place restrictions on our and/or our subsidiaries activities.

●	Our business and operations could be negatively affected if we become subject to any securities class actions and derivative lawsuits.

INVESTMENTS

We have built a diverse portfolio that includes senior secured first lien term loans, senior secured second lien term loans, equity, unitranche loans, senior secured first lien notes, subordinated notes, warrants and minority equity securities by investing approximately $10 million to $50 million of capital, on average, in the securities of portfolio companies.

The following table shows the portfolio composition by industry grouping at fair value as of September 30, 2023 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$47,083	20.7%
Banking, Finance, Insurance & Real Estate	43,755	19.3
Hotel, Gaming & Leisure	34,158	15.1
Services: Consumer	18,292	8.1
High Tech Industries	15,472	6.8
Construction & Building	14,676	6.5
Metals & Mining	12,517	5.5
Media: Broadcasting & Subscription	11,665	5.2
Automotive	9,520	4.2
Consumer Discretionary	6,920	3.1
Energy: Oil & Gas	5,384	2.4
Packaging	3,396	1.5
Aerospace & Defense	2,645	1.2
Retail	978	0.4
Total	$226,461	100.0%

The following table shows the portfolio composition by industry grouping at fair value as of September 30, 2022 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$52,851	27.4%
Hotel, Gaming & Leisure	31,947	16.6
Banking, Finance, Insurance & Real Estate	31,910	16.5
Services: Consumer	21,243	11.0
Construction & Building	17,724	9.2
Automotive	8,075	4.2
Consumer Discretionary	6,208	3.2
High Tech Industries	5,465	2.8
Media: Broadcasting & Subscription	4,220	2.2
Energy: Oil & Gas	4,152	2.2
Packaging	3,361	1.7
Metals & Mining	3,073	1.6
Aerospace & Defense	2,607	1.3
Retail	121	0.1
Total	$192,957	100.0%

The following table sets forth certain information as of September 30, 2023 for each portfolio company in which we had an investment. Other than these investments, our only formal relationship with our portfolio companies is the managerial assistance that we provide upon request and the board observer or participation rights we may receive in connection with our investment.

Name of Portfolio Company	Sector	Security Owned	Maturity	Interest Rate (1)	Par Amount/ Shares/Units	Fair Value	% of Net Assets
Altisource S.A.R.L.	Services: Business	Senior Secured First Lien Term Loan B	4/30/2025	5.00%	$9,565,710	$7,805,619	5.3%
Altisource S.A.R.L.	Services: Business	Warrants	5/22/2027		75,080	206,470	0.1%
Arcline FM Holdings, LLC	Aerospace & Defense	First Lien Term Loan	6/23/2028	4.75%	2,679,494	2,644,660	1.8%
Be Green Packaging, LLC	Containers, Packaging & Glass	Equity			417	-	0.0%
Boostability Seotowncenter, Inc.	Services: Business	Equity			833,152	-	0.0%
CB&L Associates Holdco I, LLC	Banking, Finance, Insurance & Real Estate	First Lien Term Loan	11/1/2025	2.75%	5,916,102	5,191,380	3.5%
Chimera Investment Corp.	Banking, Finance, Insurance & Real Estate	Equity			117,310	2,116,271	1.4%
Chimera Investment Corp.	Banking, Finance, Insurance & Real Estate	Equity			163,601	3,414,353	2.3%
Copper Property CTL Pass Through Trust	Banking, Finance, Insurance & Real Estate	Equity Certificates			597,795	6,217,067	4.2%
DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan	11/13/2025	5.50%	4,812,500	4,764,375	3.2%
DataOnline Corp.	High Tech Industries	Revolving Credit Facility	11/13/2025	5.50%	714,286	707,143	0.5%
Deer Management Systems LLC	Consumer Discretionary	First Lien Term Loan	5/1/2028	8.25%	3,357,500	3,323,925	2.3%
DirecTV Financing, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan	8/2/2027	5.00%	4,100,000	4,003,908	2.7%
First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan	3/30/2027	5.00%	3,919,598	3,880,402	2.6%
Franklin BSP Realty Trust, Inc.	Banking, Finance, Insurance & Real Estate	Equity			226,107	2,993,657	2.0%
Global Accessories Group, LLC	Consumer goods: Non-durable	Equity			380	-	0.0%
Innovate Corp.	Construction & Building	Senior Secured Notes	2/1/2026		2,750,000	2,076,250	1.4%
Invesco Mortgage Capital, Inc.	Banking, Finance, Insurance & Real Estate	Equity			205,000	3,989,300	2.7%
JFL-NGS-WCS Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan B	11/12/2026	5.50%	861,605	865,913	0.6%
JFL-NGS-WCS Partners, LLC	Construction & Building	Equity			10,000,000	11,733,525	8.0%
Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants			5,000,000	-	0.0%
Lucky Bucks, LLC	Consumer Discretionary	Equity			180,739	1,545,318	1.1%
Lucky Bucks, LLC	Consumer Discretionary	Second Out Exit Term Loan	10/2/2029	7.50%	1,361,240	1,361,240	0.9%
Lucky Bucks, LLC	Consumer Discretionary	First Out Exit Term Loan	10/2/2028	7.50%	689,541	689,541	0.5%
McKissock Investment Holdings, LLC (dba Colibri)	Services: Consumer	Senior Secured First Lien Term Loan	3/10/2029	5.00%	4,924,535	4,776,799	3.3%
MFA Financial, Inc.	Banking, Finance, Insurance & Real Estate	Equity			97,426	1,856,940	1.3%
New York Mortgage Trust, Inc.	Banking, Finance, Insurance & Real Estate	Equity			165,000	3,677,850	2.5%
PennyMac Financial Services, Inc.	Banking, Finance, Insurance & Real Estate	Equity			29,500	1,964,700	1.3%
PHH Mortgage Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured Notes	3/15/2026	7.88%	7,686,000	6,845,344	4.7%
Point.360	Services: Business	Senior Secured First Lien Term Loan	7/8/2020	6.00%	2,777,366	-	0.0%
Power Stop LLC	Automotive	Senior Secured First Lien Term Loan	1/26/2029	4.75%	6,919,937	5,639,748	3.8%
Rithm Capital Corp.	Banking, Finance, Insurance & Real Estate	Equity			206,684	4,695,860	3.2%
Secure Acquisition Inc. (dba Paragon Films)	Packaging	Senior Secured First Lien Term Loan	12/16/2028	5.00%	3,430,517	3,396,212	2.3%
SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Term Loan	12/30/2026	6.50%	6,666,667	6,666,667	4.5%
SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Delayed Draw Term Loan	12/30/2026	6.50%	3,200,000	3,200,000	2.2%
SMART Financial Operations, LLC	Retail	Equity			700,000	978,140	0.7%
Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity			338,736	200,566	0.1%
Staples, Inc.	Services: Consumer	First Lien Term Loan	9/12/2024	4.50%	3,692,159	3,648,315	2.5%
Tamarix Capital Partners II, L.P.	Banking, Finance, Insurance & Real Estate	Fund Investment			N/A	792,346	0.5%
Thryv Holdings, Inc.	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan B	3/1/2026	8.50%	7,656,442	7,661,227	5.2%
Velocity Pooling Vehicle, LLC	Automotive	Equity			5,441	-	0.0%
Velocity Pooling Vehicle, LLC	Automotive	Warrants	3/30/2028		6,506	-	0.0%
Wingman Holdings, Inc.	Aerospace & Defense	Equity			350	-	0.0%
1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan A	8/31/2024	5.00%	9,946,741	-	0.0%
1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan C	8/31/2024	5.00%	1,231,932	751,479	0.5%
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility	8/31/2024	5.00%	4,632,177	4,632,177	3.2%
1888 Industrial Services, LLC	Energy: Oil & Gas	Equity			21,562	-	0.0%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan	1/31/2024	9.00%	875,749	875,749	0.6%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan	1/31/2024	9.00%	13,029,115	1,459,249	1.0%
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Super Priority Delayed Draw Term Loan	1/31/2024	9.00%	1,920,960	1,920,960	1.3%
FST Holdings Parent, LLC	High Tech Industries	Equity			625,548	10,000,003	6.8%
Maritime Wireless Holdings LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan C	5/31/2027	9.00%	7,500,000	7,500,000	5.1%
Maritime Wireless Holdings LLC	Hotel, Gaming & Leisure	Equity			5,000,000	10,150,000	6.9%
FlexFIN, LLC	Services: Business	Equity Interest			38,870,711	38,870,711	26.5%
Kemmerer Holdings, LLC	Metals & Mining	Senior Secured First Lien Term Loan	6/21/2025	15.00%	3,383,877	3,383,877	2.3%
Kemmerer Holdings, LLC	Metals & Mining	Equity			31	9,133,052	6.2%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan	12/31/2024	4.00%	7,309,552	7,214,856	4.9%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan B	12/31/2024	9.25%	17,552,420	5,037,547	3.4%
NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan C	12/31/2024	12.00%	11,506,159	-	0.0%
NVTN LLC	Hotel, Gaming & Leisure	Equity			1,000	-	0.0%

(1)	All interest is payable in cash and/or PIK, and all SOFR or LIBOR represents 1 Month and 3 Month respective rates unless otherwise indicated. For each debt investment, we have provided the current spread over index interest rate as of September 30, 2023.

As of September 30, 2023, our income-bearing investment portfolio, which represented 88.2% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 13.3% and 59.5% of our income-bearing investment portfolio bore interest based on floating rates, such LIBOR or SOFR, 13.9% of our income-bearing investment portfolio bore interest at fixed rates, and 26.6% of our income-bearing investment portfolio are income-producing equity investments. As of September 30, 2022, our income-bearing investment portfolio, which represented 62.0% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 4.9%, and 81.9% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR or SOFR, while 18.1% of our income-bearing investment portfolio bore interest at fixed rates. The weighted average yield of our total portfolio does not represent the total return to our stockholders. The weighted average yield on income producing investments is computed based upon a combination of the cash flows to date and the contractual interest payments, principal amortization and fee notes due at maturity without giving effect to closing fees received, base management fees, incentive fees or general fund related expenses. For each floating rate loan, the projected fixed-rate equivalent coupon rate used to forecast the interest cash flows was calculated by adding the interest rate spread specified in the relevant loan document to the fixed-rate equivalent floating rate, duration-matched to the specific loan, adjusted by the floating rate floor and/or cap in place on that loan.

Overview of Portfolio Companies

Set forth below is a brief description of the business of our portfolio companies as of September 30, 2023:

Portfolio Company	Brief Description of Portfolio Company
1888 Industrial Services, LLC	1888 Industrial Services, LLC (“1888”) provides field support services to oil and gas independent producers, drilling companies and midstream companies in the Denver-Julesburg Basin and Permian Basin. 1888 builds, repairs, modifies and maintains oil and gas production equipment, sites, wells and pipelines.

Altisource S.A.R.L.	Altisource operates as an integrated service provider and marketplace for the real estate and mortgage industries. It provides property preservation and inspection services, payment management technologies, and a vendor management oversight software-as-a-service (“SaaS”) platform.

Arcline FM Holdings, LLC	Arcline FM Holdings, LLC (d/b/a Fairbanks Morse Defense) is a provider of propulsion systems, ancillary power, motors, and controllers for the US Navy and Coast Guard, and provides necessary parts and maintenance, repair and overhaul (MRO) services to its long lived installed base of equipment.

Be Green Packaging, LLC	Be Green Packaging, LLC, founded in 2007 and headquartered in Thousand Oaks, CA, designs and manufactures the sustainable, tree-free, molded fiber products and packaging for food service and consumer packaged goods end markets.

Black Angus Steakhouses, LLC	Black Angus Steakhouses, LLC, founded in 1964 and headquartered in Los Altos, CA, operates restaurants across six states including California, Arizona, Alaska, New Mexico, Washington, and Hawaii.

Boostability Seotowncenter, Inc.	Seotowncenter, Inc. is a tech-enabled business services company that delivers white label search engine optimization and local search and digital campaign fulfillment to the small and midsize business market.

CB&L Associates Holdco I, LLC	CBL owns, develops, acquires, leases, manages, and operates regional shopping malls, open-air and mixed-use centers, outlet centers, associated centers, community centers, office and other properties. Properties are in 24 states, primarily in the southeastern and midwestern United States.

Chimera Investment Corp.	Chimera Investment Corp. is an internally managed REIT that is primarily engaged in the business of investing in a diversified portfolio of mortgage assets, including residential mortgage loans, Agency residential mortgage-backed securities (“RMBS”), Non-Agency RMBS, Agency commercial mortgage-backed securities (“CMBS”), and other real estate-related assets.

Copper Property CTL Pass Through Trust	Copper Property CTL Pass Through Trust was established to acquire 160 retail properties and 6 warehouse distribution centers (the “Properties”) from J.C. Penney as part of its Chapter 11 plan of reorganization. The Trust’s operations consist solely of owning, leasing and selling the Properties.

DataOnline Corp.	DataOnline Corp. (“DataOnline”) is a global provider of M2M solutions specifically for the monitoring of both fixed and mobile remote industrial assets. DataOnline specializes in robust and reliable devices & sensors, remote data collection, global wireless communications & web-based applications.

Deer Management Systems LLC	Deer Management Systems LLC (d/b/a Reveal Cellular Cameras) is a provider of subscription-based, cellular trail cameras, which are used extensively by hunters and outdoorsmen.

DirecTV Financing, LLC	DirecTV offers digital entertainment services in the United States using satellite and IP-based technologies as well as streaming options that do not require either satellite or wired IP services. The Company’s customer base primarily consists of residential customers.

First Brands Group, LLC	First Brands Group, LLC is an automotive aftermarket platform offering comprehensive solutions for consumable maintenance and mission-critical repair parts under a portfolio of brands.

FlexFIN, LLC	FlexFIN operates an asset-based lending business under which it enters into secured loans and secured financing structures with borrowers engaged in the gemstone/jewelry industry.

Franklin BSP Realty Trust, Inc.	Franklin BSP Realty Trust, Inc. is a real estate finance company that primarily originates, acquires and manages a diversified portfolio of commercial real estate debt investments secured by properties located within and outside the United States.

FST Holdings Parent, LLC	FST is a privately held provider of diversified technical services to the semiconductor / microelectronics, life sciences, data center, government, and higher-education industries.

Global Accessories Group, LLC	Global Accessories Group, LLC, headquartered in New York City, designs, manufactures, and sells custom-themed jewelry and accessory collections. These collections are tailored to leading retailers in the specialty, department store, off-price and juniors markets.

Innovate Corp.	Innovate is a diversified holding company that has a portfolio of subsidiaries in a variety of operating segments, infrastructure, life sciences, and broadcasting.

Invesco Mortgage Capital, Inc.	Invesco Mortgage Capital Inc. is a Maryland corporation primarily focused on investing in, financing and managing mortgage-backed securities (“MBS”) and other mortgage-related assets.

JFL-NGS-WCS Partners, LLC	JFL-NGS-WCS Partners, LLC was formed in November 2020 when NorthStar Group Services, a provider of environmental remediation and deconstruction services, merged with Waste Control Specialists, a leading provider of hazardous and radioactive waste disposal, storage, and treatment for commercial and government customers.

Kemmerer Operations, LLC	Kemmerer Operations, LLC, location in Wyoming, is a producer of high-value thermal coal and surface-mined coal.

Lighting Science Group Corporation	Lighting Science Group Corporation (“LSG”) is a light emitting diode (“LED”) lighting technology company. LSG designs, develops and markets general illumination products that exclusively use LEDs as their light source. LSG’s product portfolio includes LED-based retrofit lamps (replacement bulbs) used in existing light fixtures as well as purpose-built LED-based luminaires (light fixtures).

Portfolio Company	Brief Description of Portfolio Company
Lucky Bucks, LLC	Lucky Bucks, LLC owns and operates digital gaming terminals, or Coin Operated Amusement Machines, in the state Georgia.

Maritime Wireless Holdings LLC	Wireless Maritime Services LLC is a leading provider of on-board cellular communications solutions for the ocean-going cruise industry and other maritime sectors.

McKissock Investment Holdings, LLC (dba Colibri)	Colibri is a provider of career lifecycle management for mandatory professional education solutions across various end markets including Financial & Accounting Services, Real Estate, Healthcare, Valuation & Property Services and Teaching.

MFA Financial, Inc.	MFA Financial, Inc. is an internally-managed REIT primarily engaged in investing in residential mortgage assets, with a focus on residential whole loans, residential mortgage securities, and mortgage servicing rights-related assets.

New York Mortgage Trust, Inc.	NY Mortgage Trust is a REIT that acquires, invests in, finances and manages mortgage-related single-family and multi-family residential assets in the US.

NVTN LLC	NVTN LLC (d/b/a “Dick’s Last Resort”), established in 1985 and headquartered in Nashville, TN, is a “eatertainment” restaurant concept with locations throughout the US, mostly in budget friendly tourist destinations. NVTN LLC has developed an identifiable brand for its high-energy, unique themed restaurant concept that targets tourists and business travelers in high foot traffic locations.

PennyMac Financial Services, Inc.	PennyMac Financial Services, Inc. isa specialty financial services firm with a comprehensive mortgage platform and integrated business primarily focused on the production and servicing of U.S. residential mortgage loans and the management of investments related to the U.S. mortgage market.

PHH Mortgage Corp.	PHH Mortgage Corp. services and originates forward and reverse mortgage loans. The Company has been servicing mortgages since 1988 and commenced origination of forward mortgage loans in 2012 and reverse mortgage loans in 2013.

Point.360	Point.360, headquartered in Los Angeles, CA is a full-service content management company with several facilities strategically located throughout Los Angeles supporting all aspects of postproduction.

Power Stop LLC	Power Stop LLC manufactures and distributes braking systems for cars, trucks, SUVs, performance vehicles, and severe duty trucks and tows. The Company offers brake kits, caliper kits, brake pads, brake rotors, calipers, brake shoes, and pad wear sensors. It provides products through a network of distributors in Europe, North America, South America, the Middle East, and Africa; and online retailers.

Rithm Capital Corp.	Rithm Capital Corp. (“RITM”) is a vertically integrated investment management and mortgage platform externally managed by Fortress Investment Group. RITM’s investments focus on servicing and origination, residential securities and loans, and consumer loans.

Secure Acquisition Inc. (dba Paragon Films)	Paragon Films, Inc. manufactures and supplies stretch film products to customers in various industries in the United States, Canada, Mexico, South America, and internationally.

SS Acquisition, LLC (dba Soccer Shots Franchising)	Soccer Shots Franchising is a franchised-based system operating in the U.S. and Canada that provides children’s enrichment programs with a unique emphasis on social, cognitive, and linguistic skill through soccer.

SMART Financial Operations, LLC	SMART Financial Operations, LLC, headquartered in Orlando, FL, is a specialty retail platform initially comprised of three distinct retail pawn store chains and a pawn industry consulting firm.

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Stancor, founded in 1985 and based out of Monroe, CT, is a designer and manufacturer of electric submersible pumps, control, accessories, and parts.

Staples, Inc.	Staples is a B2B distributor of office supplies in North America and provider of e-commerce via Staples.com.

Tamarix Capital Partners II, L.P.	Tamarix Capital Partners II, L.P. is a licensed Small Business Investment Company (“SBIC”) formed to generate attractive-risk adjusted returns by making debt and preferred equity investments in United States-based, lower middle market companies operating across a broad cross-section of industries and sectors.

Thryv Holdings, Inc.	Thryv Holdings, Inc. is a provider of print and digital marketing solutions to small and medium sized businesses and SaaS end-to-end customer experience tools.

Velocity Pooling Vehicle, LLC	Velocity Pooling Vehicle, LLC, headquartered in Coppell, TX, is a manufacturer, distributor and retailer of branded aftermarket products for the powersports industry. The Company’s brands include Vance & Hines, Kuryakyn, Mustang, Performance Machine, and others.

Wingman Holdings, Inc.	Wingman Holdings, Inc. (f/k/a Crow Precision Components, LLC) is a Fort Worth, TX based forger of aluminum and steel used for mission critical aircraft components, among other end markets.

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

Administration Agreement

On January 19, 2011, the Company entered into an administration agreement with MCC Advisors. In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp. A U.S. Bancorp affiliate also served as the Company’s custodian. The Company’s administrative and custodial relationship with U.S. Bancorp terminated on August 9, 2022. SS&C has since served as administrator of the Company and has provided us with fund accounting and financial reporting services pursuant to its Services Agreement with the Company. Effective September 12, 2022, Computershare serves as custodian for the Company pursuant to its Loan Administration and Custodial Agreement with the Company. For the years ended September 30, 2023, 2022 and 2021, we incurred $0.3 million, $0.3 million and $0.6 million in administrator expenses, respectively.

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

To lead the internalized management team, the board appointed David Lorber, who had served as an independent director of the Company since April 2019, as Chief Executive Officer and Ellida McMillan, who previously served as Chief Financial Officer and Chief Operating Officer of Alcentra Capital Corporation, a NASDAQ-traded BDC, from April 2017 until it merged into Crescent Capital BDC, Inc. in February 2020, as Chief Financial Officer of the Company, each effective January 1, 2021. Mr. Lorber is paid an annual base salary of $530,000, and Ms. McMillan is paid an annual base salary of $350,000, and each is eligible for one or more discretionary cash bonuses.

The internalized management team is responsible for the day-to-day management and operations of the Company, under the oversight of the board. The internalized management team presently consists of 3 investment professionals and 6 employees/consultants overall. The Company retained ACA Group, the successor to Alaric Compliance Services, LLC, whose officer serves as the Company’s Chief Compliance Officer. As discussed above, the Company has also entered into a services agreement on customary terms with SS&C, which serves as the Company’s administrator, as well as a loan administration and custodial agreement on customary terms with Computershare, who serves as our primary custodian.

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

As a BDC, we are required to meet an asset coverage ratio, reflecting the value of our total assets to our total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. However, in March 2018, the Small Business Credit Availability Act (the “SBCA”) modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from 200% to 150%, if certain requirements are met. Under the 1940 Act, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the 1940 Act allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective on the one-year anniversary of such approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. The Company has not sought stockholder or independent director approval to reduce its asset coverage ratio to 150%.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

●	is organized under the laws of, and has its principal place of business in, the United States;

●	is not an investment company (other than a small business investment company wholly owned by the Company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

●	satisfies any of the following:

●	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange;

●	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company; or

●	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(3)	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

(4)	Securities of any eligible portfolio company which we control.

(5)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(6)	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

The regulations defining and interpreting qualifying assets may change over time. We may adjust our investment focus needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

Managerial Assistance to Portfolio Companies

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “Regulation — Qualifying Assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% requirement, the BDC generally must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150% if certain requirements are met) immediately after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, we may be prohibited from making distributions to our stockholders or the repurchasing of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks Related to our Business—Because we use borrowed funds to make investments or fund our business operations, we are exposed to risks typically associated with leverage which increase the risk of investing in us.”

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

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to non-public personal information about our stockholders to our employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

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

Election to Be Taxed as a RIC

We have elected and intend to qualify annually to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Distribution Requirement”).

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

RISK RELATING TO OUR BUSINESS AND STRUCTURE

Certain Risks in the Current Environment

We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect the yields, and increase the risks of, our investments in portfolio companies, and make it more difficult for us to raise equity capital should we choose to do so.

From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of coronavirus (“COVID-19”) that began in December 2019. Even after the COVID-19 pandemic has generally subsided, the U.S. economy, as well as other major economies, may experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the United States and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Any future outbreaks could have an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. Pandemics and other future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Events outside of our control, including terrorist attacks, acts of war, natural disasters or public health crises, could negatively affect the portfolio companies in which we invest and make the valuation of those investments more uncertain.

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

The recent outbreak of hostilities in the Middle East could also escalate to nearby areas.

The extent and duration of these military actions, conflicts and resulting market disruptions are impossible to predict, but have been and could continue to be substantial, and any such market disruptions could affect our portfolio companies’ operations. As a result, our portfolio investments could decline in value or our valuation of them could become uncertain.

We have evaluated subsequent events from September 30, 2023 through the filing date of this annual report on Form 10-K. However, as the discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the annual period ended September 30, 2023, the analysis contained herein may not fully account for market event impacts. As of September 30, 2023, the Company valued its portfolio investments in conformity with U.S. generally accepted accounting principles (“GAAP”) based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that market events may have caused during the months following our most recent valuation (as of September 30, 2023), any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio.

Rising interest rates may increase our borrowing costs and reduce the net return that we are able to achieve on debt investments in portfolio companies, and may also increase the risk of default on our portfolio company loans.

In 2023, the Federal Reserve raised short-term interest rates and has indicated additional interest rate increases may come. Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a SOFR floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

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

Further downgrades of the U.S. credit rating, automatic spending cuts, or another government shutdown could negatively impact our cost of borrowing and the net return on our investments.

U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. If our borrowing costs were to rise on account of these factors, and we were unable to raise the rates of return on our portfolio company debt, our net return on investments would decline.

Economic recessions or downturns could impair our portfolio companies, increase our funding costs and limit our access to capital.

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

If the expenses we incur as an internally-managed company are higher than the expenses we would have paid and/or reimbursed under the externally-managed structure, our earnings per share may be lower and our share value could suffer.

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

If we are unable to attract and retain highly talented professionals for the internal management of our Company, we will not realize the anticipated benefits of the internalization, and the results of our operation could deteriorate.

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

We have borrowed funds, including through the issuance of $57.5 million in aggregate principal amount of 5.25% unsecured notes due November 1, 2028 (the “Notes” or the “2028 Notes”) to leverage our capital structure, which is generally considered a speculative investment technique. In addition, on December 15, 2022, the Company entered into a 3-year $50.0 million revolving credit facility (the “Credit Facility”) with Woodforest Bank, N.A. (“Woodforest”), Valley National Bank, and Axiom Bank, (collectively, the “Lenders”). As a result:

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

As of September 30, 2023, the Company’s asset coverage was 270.7% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act.

The lack of liquidity in our investments may adversely affect our business.

We anticipate that our investments generally will be made in private companies. Substantially all of these securities will be subject to legal and other restrictions on resale or will be otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

A substantial portion of our portfolio investments will be recorded at fair value as determined in good faith by our valuation designee under the oversight of our board of directors and, as a result, there may be uncertainty regarding the value of our portfolio investments.

The debt and equity securities in which we invest for which market quotations are not readily available will be valued at fair value as determined in good faith by our Chief Financial Officer, the Company’s valuation designee, under the oversight of our board of directors. Most of our investments (other than cash and cash equivalents) will be classified as Level 3 under Accounting Standards Codification Topic 820 - Fair Value Measurements and Disclosures. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of independent valuation firms to review the valuation of various loans and securities. The types of factors that we may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such loans and securities.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. We also have not adopted any policy restricting the percentage of our assets that may be invested in a single portfolio company. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements under Subchapter M of the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. (Note our significant investment in our affiliate FlexFIN – see Risks Related to our Investments).

We are exposed to risks associated with changes in interest rates.

Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. Further increases in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

Loans under our Credit Facility and the financial credit we extend to our portfolio companies bear interest based on SOFR, but experience with SOFR based loans is limited.

Loans under our current Credit Facility bear interest at a rate based upon the Secured Overnight Financing Rate (SOFR) published by the Federal Reserve Bank of New York. Also, the secured terms loans that we make to our portfolio companies and the secured notes of our portfolio companies in which we invest bear interest at SOFR based rates. Previously, our credit facilities and our debt investments in portfolio companies bore interest at U.S dollar London Interbank Overnight (USD LIBOR) rates. ICE Benchmark Administration, the authorized and regulated administrator of LIBOR, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021, and ended publication of the remaining USD LIBOR tenors on June 30, 2023. The Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was enacted in March 2022 to permit financing agreements that contain a LIBOR-based benchmark without adequate “fallback provisions” to be automatically replaced by a benchmark recommended by the Federal Reserve. In January 2023, the Federal Reserve adopted a final rule implementing the LIBOR Act that, among other things, identifies the applicable SOFR-based benchmark replacements under the LIBOR Act.

SOFR is considered to be a risk-free rate, and USD LIBOR was a risk weighted rate. Thus, SOFR tends to be a lower rate than USD LIBOR, because SOFR does not contain a risk component. This difference may negatively impact our net interest margin of our investments. Also, the use of SOFR based rates is relatively new, and experience with SOFR based rate loans is limited. There could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. This could result in increased borrowing costs for the Company or could adversely impact the interest income we receive from our portfolio companies or the market value of the financial obligations that are due to us from our portfolio companies.

Because we use debt to finance various investments, changes in interest rates will affect our cost of capital and net investment income.

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

You should also be aware that, to the extent we make floating debt investments, a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments.

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

We could experience fluctuations in our periodic operating results due to a number of factors, including the interest rates payable on the debt securities we acquire, the default rate on such securities, the performance of our portfolio companies, the level of our expenses (including the interest rates payable on our borrowings), the dividend rates payable on preferred stock we issue, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Any failure on our part to maintain our status as a BDC could reduce our operating flexibility.

If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more onerous regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

We may have difficulty paying required distributions if we recognize income before or without receiving cash representing such income.

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

Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the tax requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to maintain our tax treatment as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to raise cash from other sources, we may fail to qualify and maintain our tax treatment as a RIC and thus become subject to corporate-level U.S. federal income tax. See “Taxation as a RIC” and “Failure to Qualify as a RIC”.

We may not be able to pay distributions to our shareholders.

We cannot assure that we will achieve investment results that will allow us to pay cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. As of September 30, 2023, the Company’s asset coverage was 270.7% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

In the event we make distributions, we would need additional capital to finance our growth and such capital may not be available on favorable terms or at all.

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

Borrowings, also known as leverage, magnify the potential for loss on invested equity capital. If we use leverage to partially finance our investments, which we have done historically, you will experience increased risks of investing in our securities. We issued the Notes, entered into the Credit Facility, and may issue other debt securities or enter into other types of borrowing arrangements in the future. If the value of our assets decreases, leveraging would cause our NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distributions or scheduled debt payments. Leverage is generally considered a speculative investment technique and we only intend to use leverage if expected returns will exceed the cost of borrowing.

As of September 30, 2023, there was $85.9 million of outstanding borrowings. The weighted average interest rate charged on our borrowings as of September 30, 2023 was 5.91% (exclusive of debt issuance costs). We will need to generate sufficient cash flow to make these required interest payments. If we are unable to meet the financial obligations under the Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on the outstanding Notes to be due and payable immediately. If we are unable to meet the financial obligations under the Credit Facility or any other credit facility we enter into, the lenders thereunder would likely have a superior claim to our assets over our stockholders.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay distributions.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

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

We have the discretion to make any follow-on investments, subject to the availability of capital resources. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Our failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make such follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, because we are inhibited by compliance with BDC requirements or because we might lose our RIC tax treatment. We also may be restricted from making follow-on investments in certain portfolio companies to the extent that affiliates of ours hold interests in such companies.

As of September 30, 2023, 16.2% of our total assets were invested in FlexFin, our affiliate’s asset-based lending business.

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

16.2% of the Company’s total assets (as of September 30, 2023) are invested in our affiliate’s asset-based lending business and its activities are influenced by volatility in prices of gemstones and jewelry.

Our affiliate’s asset-based lending business is impacted by volatility in gemstone and jewelry prices. Among the factors that can impact the price of gemstones and jewelry are supply and demand of gemstones; political, economic, and global financial events; movement of the U.S. dollar versus other currencies; and the activity of large speculators and other participants. A significant decline in market prices of gemstones could result in reduced collateral value and losses, (i.e., a lower balance of asset-based loans outstanding for the Company’s affiliate.)

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

As a BDC, our ability to invest in public companies and foreign companies is limited by the 1940 Act.

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

We are subject to risks associated with significant investments in one or more economic sectors and/or industries, including the business services sector, which includes our investment in our affiliate’s asset-based lending business.

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

As of September 30, 2023, investments in our affiliate’s asset-based lending business constituted 16.2% of our total assets. See above, under Item 1A for risk factors related to our investment in that business.

Risks Related to Our Operations as a BDC and a RIC

Regulations governing our operation as a BDC may limit our ability to, and the way in which we raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations.

Our business requires a substantial amount of capital to operate and grow. We may acquire additional capital from the issuance of senior securities (including debt and preferred stock), the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations. As of September 30, 2023, the Company’s asset coverage was 270.7% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act.

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

As an internally managed BDC, our ability to achieve our investment objectives and to make distributions to our stockholders depends upon the performance of our management team and investment professionals. We depend upon the members of our management and our investment professionals for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships on which we rely to implement our business plan. If we lose the services of key members of our senior management team, we may not be able to operate the business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. We believe our future success will depend, in part, on our ability to identify, attract and retain sufficient numbers of highly skilled employees. If we do not succeed in identifying, attracting and retaining such personnel, we may not be able to operate our business as we expect. As an internally managed BDC, our compensation structure is determined and set by our Board of Directors and its Compensation Committee. This structure currently includes salary, bonus and incentive compensation. We are subject to limitations by the 1940 Act on our ability to employ an incentive compensation structure that directly ties performance of our investment portfolio and results of operations to incentive compensation. Members of our senior management team may receive offers of more flexible and attractive compensation arrangements from other companies, particularly from investment advisers to externally managed BDCs that are not subject to the same limitations on incentive-based compensation that we are subject to as an internally managed BDC. A departure by one or more members of our senior management team could have a negative impact on our business, financial condition and results of operations.

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

Further, an inability to effectively manage our internalization could result in our incurring excess costs and operating inefficiencies, and may divert our management’s attention from managing our investments.

All of these factors could have a material adverse effect on our results of operations, financial condition, and ability to pay distributions.

The impact of financial reform legislation on us is uncertain.

The Dodd-Frank Reform Act became effective on July 21, 2010. Many provisions of the Dodd-Frank Reform Act have delayed effective dates or have required extensive rulemaking by regulatory authorities. The upcoming presidential and congressional elections may cause uncertainty regarding the implementation of the Dodd-Frank Reform Act and other financial reform rulemaking. Given the uncertainty associated with the manner in which and whether the provisions of the Dodd-Frank Act will be implemented, repealed, amended, or replaced, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act or any changes to the regulations already implemented thereunder may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations or financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of recent financial reform legislation, these changes could be materially adverse to us and our stockholders.

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us, our investments, or our stockholders. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisors regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

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

We would become subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or satisfy RIC distribution requirements.

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

Shares of closed-end investment companies, including business development companies, may, at times, trade at a discount to their NAV and the Company’s shares have not traded at or above NAV since the first quarter of 2015.

Shares of closed-end investment companies, including business development companies, may, at times, trade at a discount from NAV. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our NAV per share may decline. Our common stock has not traded at or above NAV since the first quarter of 2015, and we cannot predict whether our common stock will trade at, above or below NAV in the future.

The market price of our common stock fluctuates.

The market price and liquidity of the market for shares of our common stock fluctuates and may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance.

These factors include:

●	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of the companies;

●	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to BDCs or RICs;

●	loss of our qualification as a RIC or BDC;

●	changes in earnings or variations in operating results;

●	changes in the value of our portfolio of investments;

●	changes in accounting guidelines governing valuation of our investments;

●	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

●	departure of our key personnel;

●	operating performance of companies comparable to us;

●	general economic trends and other external factors; and

●	loss of a major funding source.

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

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the board of directors at all times and in the event dividends become two full years in arrears, would have the right to elect a majority of our directors until such arrearage is completely eliminated. In addition, preferred stockholders would have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly would be able to veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of any credit facility to which the Company is a party, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

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

As of September 30, 2023, we had 11 stockholders of record of our common stock, which did not include stockholders for whom shares are held in “nominee” or “street name.”

The following table sets forth, for the periods indicated, the range of high and low closing prices of our common stock and the sales price as a percentage of the net asset value per share of our common stock.

		Closing Market Price		Premium/ (Discount) of High Market Price to	Premium/ (Discount) of Low Market Price to
	NAV(1)	High	Low	NAV (2)	NAV (2)
Fiscal year ending September 30, 2023
Fourth Quarter	$70.75	$40.00	$35.71	(43.46)%	(49.53)%
Third Quarter	67.01	39.00	32.00	(41.80)%	(52.25)%
Second Quarter	62.70	39.14	32.49	(37.58)%	(48.18)%
First Quarter	59.38	36.49	31.05	(38.55)%	(47.71)%
Fiscal year ending September 30, 2022
Fourth Quarter	$57.49	$39.37	$32.61	(31.52)%	(43.28)%
Third Quarter	58.74	43.00	35.75	(26.80)%	(39.14)%
Second Quarter	62.94	42.00	36.10	(33.27)%	(42.64)%
First Quarter	58.99	43.50	40.50	(26.26)%	(31.34)%
Fiscal year ending September 30, 2021
Fourth Quarter	$57.08	$43.35	$40.10	(24.05)%	(29.75)%
Third Quarter	58.49	42.76	32.80	(26.89)%	(43.92)%
Second Quarter	55.91	33.99	27.70	(39.21)%	(50.46)%
First Quarter	52.94	29.88	18.14	(43.56)%	(65.73)%

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low market prices. The net asset value per share shown is based on outstanding shares at the end of the period.

(2)	Calculated as of the respective high or low closing market price less quarter end net asset value divided by the quarter end net asset value.

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

The last reported closing price of our common stock on December 21, 2023 was $38.25 per share, approximately 54.06% of the Company’s then-current NAV. As of December 21, 2023 we had 11 stockholders of record of our common stock, which did not include stockholders for whom shares are held in “nominee” or “street name.”

Sales of Unregistered Securities

We did not sell any securities within the past three years that were not registered under the Securities Act of 1933.

Stock Performance Graph

This graph compares the stockholder return on our common stock from September 30, 2018 to September 30, 2023 with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index. This graph assumes that on September 30, 2018, $100 was invested in our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. Investment performance shown for periods prior to January 1, 2021 was achieved pursuant to our former externally-managed structure.

The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Issuer Purchases of Securities

Information relating to the Company’s purchases of its common stock during the year ended September 30, 2023 is as follows:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
October 2022	701	$35.20 - $36.14	14,434
November 2022	1,103	$34.53 - $35.28	38,790
December 2022	1,501	$33.26 - $34.84	51,295
January 2023	2,052	$32.78 - $34.84	68,665
February 2023	3,131	$33.06 - $39.03	115,430
March 2023	2,003	$37.02 - $38.89	76,214
April 2023	649	$35.79 - $37.03	23,671
May 2023	100	$36.53 - $36.53	3,658
June 2023	2,300	$33.63 - $38.76	85,556
August 2023	14,751	$36.98 - $39.41	575,728
September 2023	125	$38.11 - $38.11	4,772
Total	28,416		1,058,213

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

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

●	the introduction, withdrawal, success and timing of business initiatives and strategies;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes in the value of our assets;

●	the impact of increased competition;

●	the impact of future acquisitions and divestitures;

●	our business prospects and the prospects of our portfolio companies;

●	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us;

●	our contractual arrangements and relationships with third parties;

●	any future financings by us;

●	fluctuations in foreign currency exchange rates;

●	the impact of changes to tax legislation and, generally, our tax position;

●	our ability to locate suitable investments for us and to monitor and administer our investments;

●	our ability to attract and retain highly talented professionals;

●	market conditions and our ability to access alternative debt markets and additional debt and equity capital;

●	the unfavorable resolution of legal proceedings;

●	uncertainties associated with the effect of pandemics and other future market disruptions on our business prospects and the operational and financial performance of our portfolio companies, including our and their ability to achieve their respective objectives; and the effect of disruptions on our ability to continue to effectively manage our business; and

●	risks and uncertainties relating to the possibility that the Company may explore strategic alternatives, including, but are not limited to: the timing, benefits and outcome of any exploration of strategic alternatives by the Company; potential disruptions in the Company’s business and stock price as a result of our exploration of any strategic alternatives; the ability to realize anticipated efficiencies, or strategic or financial benefits; potential transaction costs and risks; and the risk that any exploration of strategic alternatives may have an adverse effect on our existing business arrangements or relationships, including our ability to retain or hire key personnel. There is no assurance that any exploration of strategic alternatives will result in a transaction or other strategic change or outcome.

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

The Company’s investment objective is to generate current income and capital appreciation. The management team seeks to achieve this objective primarily through making loans, private equity or other investments in privately-held companies. The Company may also make debt, equity or other investments in publicly-traded companies. These investments may also include investments in other BDCs, closed-end funds or REITs. We may also pursue other strategic opportunities and invest in other assets or operate other businesses to achieve our investment objective, such as operating and managing an asset-based lending business. The portfolio generally consists of senior secured first lien term loans, senior secured second lien term loans, senior secured bonds, preferred equity and common equity. Occasionally, we will receive warrants or other equity participation features which we believe will have the potential to increase total investment returns. Our loan and other debt investments are primarily rated below investment grade or are unrated. Investments in below investment grade securities are considered predominantly speculative with respect to the issuer’s capacity to pay interest and repay principal when due.

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

Expense Support Agreement

On June 12, 2020, the Company entered into an expense support agreement (the “Expense Support Agreement”) with MCC Advisors and Medley LLC, pursuant to which MCC Advisors and Medley LLC agreed (jointly and severally) to cap the management fee and all of the Company’s other operating expenses (except interest expenses, certain extraordinary strategic transaction expenses, and other expenses approved by the Special Committee of the Board), at $667,000 per month (the “Cap”). Under the Expense Support Agreement, the Cap became effective on June 1, 2020 and was to expire on September 30, 2020. On September 29, 2020, the board of directors, including all of the independent directors, extended the term of the Expense Support Agreement through the end of quarter ending December 31, 2020. The Expense Support Agreement expired by its terms at the close of business on December 31, 2020, in connection with the adoption of the internalized management structure by the board of directors.

For the three months ended December 31, 2020, the total management fee and the other operating expenses subject to the Cap (as described above) were $2.5 million, which resulted in $0.3 million of expense support incurred during the quarter ended December 31, 2020 and due from MCC Advisors. The $0.3 million of expense support due was paid during the quarter ended March 31, 2021. See “Note 6” for more information.

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

In connection with the approval of the CIP, the Compensation Committee in April 2022 approved awards for the three-year performance period commencing on January 1, 2022 and ending on December 31, 2024 (the “2022 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to 0%-200% of the target award set forth in the table below (“Target Performance Award”), based on the achievement of net asset value (“NAV”) and NAV per share goals (weighted at 30% and 70%, respectively) as of the end of the performance period (the “Performance Goals”). Performance is evaluated separately for each Performance Goal. No payment is made with respect to a Performance Goal if a threshold level of performance is not achieved. Each Performance Goal is subject to (i) a threshold level of performance at which a percentage of the Target Performance Award attributable to that Performance Goal may be paid and below which no payment is made pursuant to an award, (ii) a target level of performance at which 100% of the Target Performance Award attributable to that Performance Goal may be paid and (iii) a maximum level of performance, at which 200% of the Target Performance Award attributable to that Performance Goal may be paid, in each case subject to such other terms and conditions of an award. Between threshold, target and maximum performance levels for each Performance Goal, the portion of that award attributed to the Performance Goals shall be interpolated in a linear progression.

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

During the year ended September 30, 2023, the Company recorded an accrual of $317,000, for these awards. During the years ended September 30, 2022 and 2021, the Company did not record an accrual.

Portfolio and Investment Activity

As of September 30, 2023 and 2022, our portfolio had a fair market value of approximately $226.5 million and $193.0 million, respectively.

During the year ended September 30, 2023, we received proceeds from sale and settlements of investments of $66.6 million, including principal and dividend proceeds, realized net losses on investments of $11.5 million, and invested $76.5 million.

During the year ended September 30, 2022, we received proceeds from sale and settlements of investments of $123.8 million, including principal and dividend proceeds, realized net gains on investments of $5.2 million, and invested $173.3 million.

The following table summarizes the amortized cost and the fair value of our average portfolio company:

	September 30, 2023		September 30, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$6,310	$5,392	$3,560	$2,608
Largest portfolio company	38,871	38,871	47,136	47,136

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2023 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$139,103	52.5%	$103,004	45.6%
Senior Secured Notes	9,512	3.6	8,922	3.9
Fund Investment	1,027	0.4	792	0.3
Equity/Warrants	115,369	43.5	113,743	50.2
Total Investments	$265,011	100.0%	$226,461	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2022 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$128,482	48.7%	$88,248	45.6%
Senior Secured Second Lien Term Loans	2,603	1.0	2,607	1.4
Senior Secured Notes	2,252	0.9	1,659	0.9
Unsecured Debt	182	0.1	-	-
Equity/Warrants	129,929	49.3	100,443	52.1
Total Investments	$263,448	100.0%	$192,957	100.0%

As of September 30, 2023, our income-bearing investment portfolio based upon cost represented 88.2% of our total portfolio of which 59.5% bore interest based on floating rates, such as LIBOR or SOFR, 13.9% bore interest at fixed rates, and 26.6% are income-producing equity investments. As of September 30, 2022, our income-bearing investment portfolio based upon cost represented 62.0% of our total portfolio of which 81.9% bore interest based on floating rates, such as LIBOR or SOFR, while 18.1% bore interest at fixed rates. As of September 30, 2023, the Company had a weighted average yield of 13.3% on debt and other income producing investments. As of September 30, 2022, the Company had a weighted average yield of 10.85% on debt and other income producing investments. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2023 and 2022 (dollars in thousands):

	September 30, 2023		September 30, 2022
	Fair Value	Percentage	Fair Value	Percentage
1	$-	0.0%	$-	0.0%
2	197,951	87.4%	159,279	82.6%
3	15,651	6.9%	22,183	11.5%
4	6,362	2.8%	6,250	3.2%
5	6,497	2.9%	5,245	2.7%
Total	$226,461	100.0%	$192,957	100.0%

Results of Operations

Operating results for the years ended September 30, 2023, 2022 and 2021 are as follows (dollars in thousands):

	For the Years Ended September 30,
	2023	2022	2021
Total investment income	$19,878	$15,544	$32,307
Less: Net expenses	13,622	12,113	13,784
Net investment income/(loss)	6,256	3,431	18,523
Net realized gains (losses) on investments	(11,532)	5,221	(42,486)
Net change in unrealized gains (losses) on investments	32,194	(14,463)	25,363
Loss on extinguishment of debt	-	(296)	(122)
Net increase (decrease) in net assets resulting from operations	$26,918	$(6,107)	$1,278

Investment Income

For the year ended September 30, 2023, investment income totaled $20.1 million, of which $12.1 million was attributable to portfolio interest, approximately $6.9 million was attributable to dividend income, $0.7 million was attributable to fee and other income, and $0.4 million was attributable to interest on cash and cash equivalents. Dividend income was received from 11 investments during the year ended September 30, 2023.

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

Operating Expenses

Operating expenses for the years ended September 30, 2023, 2022 and 2021 are as follows (dollars in thousands):

	For the Years Ended September 30,
	2023	2022	2021
Base management fees	$-	$-	$1,146
Interest and financing expenses	5,532	5,113	5,800
Professional fees, net	1,405	1,341	560
Salaries and benefits	4,187	2,952	1,993
General and administrative	983	1,103	1,012
Directors fees	729	712	1,040
Insurance expenses	466	590	1,620
Administrator expenses	320	302	613
Total Expenses	$13,622	$12,113	$13,784

For the year ended September 30, 2023, total operating expenses increased by $1.5 million, or 12.5%, compared to the year ended September 30, 2022.

For the year ended September 30, 2022, total operating expenses decreased by $1.7 million, or 12.1%, compared to the year ended September 30, 2021.

Operating expenses are before management and incentive fee waivers for the first three months of 2021.

Effective beginning January 1, 2021, the Company no longer incurred any management or incentive fees, nor was it subject to expense support arrangements due to its transition to an internal management structure.

Interest and Financing Expenses

Interest and financing expenses for the year ended September 30, 2023 increased by $0.4 million, or 8.2%, compared to the year ended September 30, 2022. The increase in interest and financing expenses was primarily due to interest expense on the Credit Facility which was issued on December 15, 2022, partially offset by a decrease due to the full repayment of the 2023 Notes on January 17, 2023.

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

Base Management Fees and Incentive Fees

No base management fees were paid for the year ended September 30, 2023 and 2022 as, since January 1, 2021, the Company ceased incurring management fees under its current internalized structure.

Base management fees for the year ended September 30, 2021 decreased by $5.2 million, or 82.0%, compared to the year ended September 30, 2020 as, since January 1, 2021, the Company no longer incurs management fees under its current internalized structure.

No incentive fees were paid for the year ended September 30, 2023, 2022 or 2021. Since January 1, 2021, the Company no longer incurs incentive fees under its current internalized structure.

Professional Fees and General and Administrative Expenses

Professional fees and general and administrative expenses for the year ended September 30, 2023 decreased by $0.1 million, or 2.3%, compared to the year ended September 30, 2022. This resulted primarily from a decrease in miscellaneous expenses.

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

During the year ended September 30, 2023, we recognized $11.5 million of realized losses on our portfolio investments. The realized losses were primarily due to the restructuring of one investment and the full repayments of two investments.

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

During the year ended September 30, 2023, the Company did not recognize a net loss on extinguishment of debt.

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

For the year ended September 30, 2023, we had $31.9 million of net change in unrealized appreciation on investments. The net unrealized appreciation was comprised of $1.9 million of net unrealized depreciation on investments and $33.8 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized, partially sold, or written-off during the year.

For the year ended September 30, 2022, we had $14.5 million of net change in unrealized depreciation on investments. The net unrealized depreciation was comprised of $21.3 million of net unrealized depreciation on investments and $6.9 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized, partially sold, or written-off during the year.

For the year ended September 30, 2021, we had $25.3 million of net change in unrealized appreciation on investments. The net unrealized appreciation was comprised of $54.8 million of net unrealized depreciation on investments and $80.1 million of net unrealized appreciation that resulted from the reversal of previously recorded unrealized depreciation on investments that were realized, partially sold, or written-off during the year.

Provision for Deferred Taxes on Unrealized Depreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the years ended September 30, 2023, 2022 and 2021, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

Changes in Net Assets from Operations

For the year ended September 30, 2023, we recorded a net increase in net assets resulting from operations of $26.9 million compared to a net decrease in net assets resulting from operations of $6.1 million for the year ended September 30, 2022, and a net increase in net assets resulting from operations of $1.2 million for the year ended September 30, 2021 as a result of the factors discussed above. Based on 2,092,326, 2,323,601 and 2,677,891 weighted average common shares outstanding for the years ended September 30, 2023, 2022 and 2021, respectively, our per share net increase (decrease) in net assets resulting from operations was $12.87, $(2.63) and $0.48 for the years ended September 30, 2023, 2022 and 2021, respectively.

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

As of September 30, 2023 and 2022, we had $6.0 and $22.8 million in cash and cash equivalents, respectively.

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

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program. On February 9, 2022, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $15 million to $25 million. On February 8, 2023, the Board of Directors approved the further expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Under the share repurchase program, the Company repurchased an aggregate of 649,996 shares of common stock through September 30, 2023, or 23.9% of shares issued as of the program’s inception, with a total cost of $25.7 million. The total remaining amount authorized under the expanded share repurchase program at September 30, 2023 was approximately $9.3 million.

Credit Facility

On December 15, 2022, the Company and its wholly-owned subsidiaries executed a three-year, $50 million revolving credit facility (the “Credit Facility”) with WoodForest Bank, N.A. (“WoodForest”), Valley National Bank, and Axiom Bank, (collectively, the “Lenders”). WoodForest is the administrative agent, sole bookrunner and sole lead arranger. As of September 30, 2023, there was $28.4 million outstanding borrowings by the Company under the Credit Facility.

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

2028 Notes

On November 9, 2021, the Company entered into an underwriting agreement, by and between the Company and Oppenheimer & Co. Inc., as representative of the several underwriters named in Exhibit A thereto, in connection with the issuance and sale (the “Offering”) of $57,500,000 (including the underwriters’ option to purchase up to $7,500,000 aggregate principal amount) in aggregate principal amount of its 5.25% Notes due 2028 (the “2028 Notes” or the “Notes”). The Offering occurred on November 15, 2021, pursuant to the Company’s effective shelf registration statement on Form N-2 previously filed with the SEC, as supplemented by a preliminary prospectus supplement dated November 8, 2021, the pricing term sheet dated November 9, 2021 and a final prospectus supplement dated November 9, 2021. Effective November 16, 2021, the 2028 Notes began trading on the NASDAQ Global Market under the trading symbol “PFXNZ.”

On November 15, 2021, the Company and U.S. Bank National Association, as trustee entered into a Fourth Supplemental Indenture to its base Indenture, dated February 7, 2012, between the Company and the Trustee. The Fourth Supplemental Indenture relates to the Offering of the 2028 Notes.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2023 and 2022, we had commitments under loan and financing agreements to fund up to $3.4 million to four portfolio companies and $6.0 million to six portfolio companies, respectively. These commitments are primarily composed of senior secured delayed draw term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedules of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2023 and 2022 is shown in the table below (dollars in thousands):

	September 30, 2023	September 30, 2022
SS Acquisition, LLC (dba Soccer Shots Franchising) - Senior Secured First Lien Delayed Draw Term Loan	$-	$4,000
Kemmerer Operations, LLC - Senior Secured First Lien Delayed Draw Term Loan	-	908
Secure Acquisition Inc. (dba Paragon Films) - Senior Secured First Lien Delayed Draw Term Loan	517	517
NVTN LLC - Senior Secured First Lien Delayed Draw Term Loan	220	220
Black Angus Steakhouses, LLC Senior Secured First Lien Super Priority Delayed Draw Term Loan	-	167
1888 Industrial Services, LLC - Revolving Credit Facility	-	216
Deer Management Systems LLC - Senior Secured First Lien Delayed Draw Term Loan	600	-
Tamarix Capital Partners II, L.P. - Fund Investment	2,038	-
Total unfunded commitments	$3,375	$6,028

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

The following table shows our payment obligations for repayment of debt and other contractual obligations at September 30, 2023 (dollars in thousands):

	Payments Due by Period
	2024	2025	2026	2027	Thereafter	Total
Revolving Credit Facility	$-	$(28,441,941)	$-	$-	$-	$(28,441,941)
2028 Notes	-	-	-	-	(57,500,000)	(57,500,000)
Operating Lease Obligation (1)	(156,359)	(156,971)	(161,680)	(27,417)	-	(502,427)
Total contractual obligations	$(156,359)	$(28,598,912)	$(161,680)	$(27,417)	$(57,500,000)	$(86,444,368)

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

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

The Company did not declare any regular distribution payments during the years ended September 30, 2023, 2022 and 2021. During the year ended September 30, 2022, a special dividend was declared in the amount of $265,798 on June 24, 2022 payable on July 13, 2022 to Stockholders of record on July 5, 2022.

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

Base Management Fee and Incentive Fee

Prior to January 1, 2021, we operated pursuant to an investment management agreement with MCC Advisors which expired on December 31, 2020.  Since January 1, 2021, we have operated pursuant to an internalized management structure. Through December 31, 2020, the investment management agreement with MCC Advisors provided for a base management fee and an incentive fee. The base management fee was calculated at an annual rate of 1.75% (0.4375% per quarter) of up to $1.0 billion of the Company’s gross assets and 1.50% (0.375% per quarter) of any amounts over $1.0 billion of the Company’s gross assets and was payable quarterly in arrears. The base management fee was to be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters and was to be appropriately pro-rated for any partial quarter. For the year ended September 30, 2021, the Company incurred base management fees to MCC Advisors of $1.1 million. No incentive fee was payable for the year ended September 30, 2021. Since January 1, 2021, the Company no longer incurs management fees under its current internalized structure.

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

Valuation of Portfolio Investments

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. Investments which are valued using NAV as a practical expedient are excluded from this hierarchy, and certain prior period amounts have been reclassified to conform to the current period presentation. The three levels are defined below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

●	Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its executive officer(s) as a valuation designee to determine the fair value of its investment portfolio, subject to the oversight of the board. The Board approved policies and procedures pursuant to Rule 2a-5 and has designated Ellida McMillan, the Company’s CFO, to serve as the Board’s valuation designee (“Valuation Designee”), subject to the Board’s oversight, effective September 8, 2022.

With respect to investments for which market quotations are not readily available, our board oversees and our Valuation Designee undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process generally begins with each investment being initially valued by a Valuation Firm.

●	Available third-party market data will be reviewed by Company personnel designated by the Valuation Designee (“Fair Value Personnel”) and the Valuation Firm.

●	Available portfolio company data and general industry data is then reviewed by the Fair Value Personnel.

●	Preliminary valuation conclusions are then documented by the Valuation Firm and discussed with the Fair Value Personnel.

●	The Valuation Designee then determines the fair value of each investment in the Company’s portfolio in good faith based on such discussions, the Company’s Valuation Policy and the Valuation Firms’ final estimated valuations.

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

Determination of fair values involves subjective judgments and estimates made by management. The notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

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

Non-accrual: We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At September 30, 2023, certain investments in four portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $6.5 million, or 2.9% of the fair value of our portfolio. At September 30, 2022, certain investments in five portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $5.2 million, or 2.7% of the fair value of our portfolio.

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

Recent Developments

In December 2023, the Company established a subsidiary to serve as a regulated insurance company. This subsidiary also entered into a merger agreement pursuant to which it agreed to acquire a controlling interest in VR Insurance SPV, LLC, a company primarily engaged in the insurance business through its subsidiaries (“VR”), and to provide additional capital to such company. Our subsidiary’s controlling interest in VR is being acquired pursuant to a plan of reorganization duly adopted by VR which calls for the merger and recapitalization of VR. The Company’s total investment in the insurance subsidiary and VR is expected to approximate $49 million. The merger transaction is presently expected to close in the first half of 2024 and is subject to various closing conditions, including insurance regulatory approvals.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including SOFR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. In 2023, the Federal Reserve raised short-term interest rates and has indicated additional interest rate increases may come. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the higher interest rate environment, pandemics, and other market events, which has resulted in an increase in the level of volatility across such markets. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the year ended September 30, 2023, we did not engage in hedging activities.

As of September 30, 2023, 59.6% of our income-bearing investment portfolio bore interest based on floating rates based upon fair value. The substantial majority of this component of our portfolio bore interest based on a SOFR reference rate. Certain such investments used a LIBOR reference rate at September 30, 2023, but no such investments utilize a LIBOR reference rate as of the date of this report. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in the applicable reference rates are not offset by a corresponding increase in the spread over the reference rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to any income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to reference rates. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. The composition of our floating rate debt investments by cash interest rate floor as of September 30, 2023 was as follows (dollars in thousands):

	September 30, 2023
LIBOR and SOFR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$20,461	20.5%
1% to under 2%	56,574	56.8
3% to under 4%	11,130	11.2
No Floor	11,454	11.5
Total	$99,619	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2023, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical reference rate changes in interest rates, assuming no changes in our investment and capital structure.

Change in Interest Rates	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
Up 300 basis points	$6,800	$(900)	$5,900
Up 200 basis points	4,500	(600)	3,900
Up 100 basis points	2,300	(300)	2,000
Down 100 basis points	(2,300)	300	(2,000)
Down 200 basis points	(4,500)	600	(3,900)
Down 300 basis points	(6,800)	900	(5,900)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 8. Consolidated Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firms

To the Shareholders and Board of Directors

PhenixFIN Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of PhenixFIN Corporation and subsidiaries (the Company), including the consolidated schedule of investments, as of September 30, 2023, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended September 30, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for the year ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of September 30, 2023, by correspondence with custodians, portfolio companies, agents, or by other appropriate auditing procedures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value of investments

As discussed in Notes 2, 3 and 4 of the consolidated financial statements, the Company measures its investments at fair value. The Company determines the fair value of investments that are not publicly traded and whose market quotations are not readily available using one or more methodologies including the market approach and income approach, which requires the Company to make subjective judgments and estimates using unobservable inputs. As of September 30, 2023, the fair value of level 3 investments was $165.3 million.

We identified the assessment of the fair value of level 3 investments for which unobservable inputs were used as a critical audit matter. The key assumptions used to estimate the fair value of these investments related to the market yield associated with the portfolio company used in an income approach and the selection of financial performance multiples of comparative companies used in a market approach. Evaluating these assumptions involved a high degree of subjective auditor judgment and involvement of professionals with specialized skills and knowledge. Changes in these assumptions could have a significant impact on the estimated fair value of investments.

The following are the procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company’s process to estimate the fair value of level 3 investments, including controls related to the determination of market yield and financial performance multiples assumptions. We evaluated the Company’s ability to estimate fair value by comparing prior period fair values for a selection of investments to transaction prices of transactions occurring subsequent to the prior period valuation date. We involved valuation professionals with specialized skills and knowledge who, for a selection of the Company’s investments, evaluated the Company’s estimate of fair value by developing an independent estimate of fair value using independent market yields and financial performance multiples that were developed using relevant market and portfolio company financial information and comparing such estimates to the fair values recorded by the Company for the selected investments.

/s/ KPMG LLP

We have served as the Company’s auditor since 2023.

New York, New York
December 22, 2023

To the Shareholders and the Board of Directors of PhenixFIN Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of PhenixFIN Corporation (the Company), including the consolidated schedule of investments, as of September 30, 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended September 30, 2022 in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of September 30, 2022, by correspondence with the custodians, directly with designees of the portfolio companies and debt agents, as applicable, when replies were not received from designees of the portfolio companies and debt agents, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor from 2010 to 2022.

New York, New York

December 22, 2022

PHENIXFIN CORPORATION

Consolidated Statements of Assets and Liabilities

	September 30, 2023	September 30, 2022
Assets:
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $134,339,121 and $147,378,917, respectively)	$125,531,031	$122,616,275
Affiliated investments (amortized cost of $48,223,910 and $30,585,884, respectively)	37,289,617	12,314,192
Controlled investments (amortized cost of $82,437,692 and $85,483,093, respectively)	63,640,043	58,026,182
Total Investments at fair value	226,460,691	192,956,649
Cash and cash equivalents	5,988,223	22,768,066
Receivables:
Interest receivable	971,115	727,576
Paydown receivable	-	112,500
Dividends receivable	161,479	269,330
Other receivable	31,425	36,992
Other assets	833,000	1,192,677
Deferred financing costs	699,124	50,000
Due from affiliate	409,214	271,962
Prepaid share repurchase	199,019	489,156
Receivable for investments sold	3,940,175	-
Total Assets	$239,693,465	$218,874,908

Liabilities:
Credit facility and note payable (net of debt issuance costs of $1,688,835 and $2,059,164, respectively)	$84,253,106	$77,962,636
Payable for investments purchased	4,123,059	16,550,000
Accounts payable and accrued expenses	3,066,984	2,040,277
Interest and fees payable	690,398	503,125
Other liabilities	432,698	572,949
Deferred revenue	421,685	325,602
Administrator expenses payable (see Note 6)	-	74,911
Total Liabilities	92,987,930	98,029,500

Commitments and Contingencies (see Note 8)

Net Assets:
Common Shares, $0.001 par value; 5,000,000 shares authorized; 2,723,709 shares issued; 2,073,713 and 2,102,129 common shares outstanding, respectively	2,074	2,102
Capital in excess of par value	694,812,239	675,401,802
Total distributable earnings (loss)	(548,108,778)	(554,558,496)
Total Net Assets	146,705,535	120,845,408
Total Liabilities and Net Assets	$239,693,465	$218,874,908

Net Asset Value Per Common Share	$70.75	$57.49

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Operations

	For the Years Ended September 30,
	2023	2022	2021

Interest Income:
Interest from investments
Non-controlled, non-affiliated investments:
Cash	$8,031,539	$5,207,850	$5,974,807
Payment in-kind	506,555	444,741	609,964
Affiliated investments:
Cash	1,925,293	639,733	1,099,809
Payment in-kind	460,856	374,981	327,804
Controlled investments:
Cash	667,312	2,489,381	75,000
Payment in-kind	557,981	-	-
Total interest income	12,149,536	9,156,686	8,087,384
Dividend income	6,856,268	5,503,425	21,564,348
Interest from cash and cash equivalents	400,031	139,942	10,402
Fee income (see Note 9)	324,290	420,279	2,566,519
Other income	402,138	323,828	78,204
Total Investment Income	20,132,263	15,544,160	32,306,857

Expenses:
Base management fees (see Note 6)	-	-	1,146,403
Interest and financing expenses	5,531,833	5,113,105	5,800,100
Salaries and benefits	4,186,852	2,952,106	1,993,277
Professional fees, net	1,404,676	1,340,828	559,975
General and administrative expenses	983,274	1,103,125	1,012,147
Directors fees	728,833	712,000	1,039,717
Insurance expenses	466,319	590,178	1,619,536
Administrator expenses (see Note 6)	320,310	301,281	612,983
Total expenses	13,622,097	12,112,623	13,784,138
Net Investment Income	6,510,166	3,431,537	18,522,719

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	(10,538,228)	810,240	7,747,672
Affiliated investments	(1,018,267)	4,408,961	(10,088,405)
Controlled investments	23,456	1,850	(40,144,795)
Total net realized gains (losses)	(11,533,039)	5,221,051	(42,485,528)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	15,954,552	(16,701,153)	(5,022,484)
Affiliated investments	7,327,399	96,490	(10,342,450)
Controlled investments	8,659,262	2,141,326	40,728,006
Total net change in unrealized gains (losses)	31,941,213	(14,463,337)	25,363,072
Loss on extinguishment of debt (see Note 5)	-	(296,197)	(122,355)
Total realized and unrealized gains (losses)	20,408,174	(9,538,483)	(17,244,811)

Net Increase (Decrease) in Net Assets Resulting from Operations	$26,918,340	$(6,106,946)	$1,277,908

Weighted average basic and diluted earnings per common share	$12.87	$(2.63)	$0.48
Weighted average common shares outstanding - basic and diluted (see Note 11)	2,092,326	2,323,601	2,677,891

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Changes in Net Assets

	Common Stock
	Shares	Par Amount	Capital in Excess of Par Value	Total Distributable Earnings/(Loss)	Total Net Assets
Balance at September 30, 2020	2,723,709	$2,724	$672,381,617	$(521,764,824)	$150,619,517
OPERATIONS
Net investment income (loss)	-	-	-	18,522,719	18,522,719
Net realized gains (losses) on investments	-	-	-	(42,485,528)	(42,485,528)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	25,363,072	25,363,072
Net loss on extinguishment of debt	-	-	-	(122,355)	(122,355)
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	-	-	-
Repurchase of common shares	(206,488)	(207)	(8,203,237)	-	(8,203,444)
Tax reclassification of shareholders’ equity in accordance with generally accepted accounting principles	-	-	24,688,262	(24,688,262)	-
Total Increase (Decrease) in Net Assets	(206,488)	(207)	16,485,025	(23,410,354)	(6,925,536)

Balance at September 30, 2021	2,517,221	$2,517	$688,866,642	$(545,175,178)	$143,693,981
OPERATIONS
Net investment income (loss)	-	-	-	3,431,537	3,431,537
Net realized gains (losses) on investments	-	-	-	5,221,051	5,221,051
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(14,463,337)	(14,463,337)
Net loss on extinguishment of debt	-	-	-	(296,197)	(296,197)
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	(265,798)	-	(265,798)
Repurchase of common shares	(415,092)	(415)	(16,475,414)	-	(16,475,829)
Tax reclassification of shareholders’ equity in accordance with generally accepted accounting principles	-	-	3,276,372	(3,276,372)	-
Total Increase (Decrease) in Net Assets	(415,092)	(415)	(13,464,840)	(9,383,318)	(22,848,573)

Balance at September 30, 2022	2,102,129	$2,102	$675,401,802	$(554,558,496)	$120,845,408

OPERATIONS
Net investment income (loss)	-	-	-	6,510,166	6,510,166
Net realized gains (losses) on investments	-	-	-	(11,533,039)	(11,533,039)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	31,941,213	31,941,213
Net loss on extinguishment of debt	-	-	-	-	-
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(28,416)	(28)	(1,058,185)	-	(1,058,213)
Tax reclassification of shareholders’ equity in accordance with generally accepted accounting principles	-	-	20,468,622	(20,468,622)	-
Total Increase (Decrease) in Net Assets	(28,416)	(28)	(19,410,437)	6,449,718	25,860,127

Balance at September 30, 2023	2,073,713	$2,074	$694,812,239	$(548,108,778)	$146,705,535

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Cash Flows

	For the Years Ended September 30,
	2023	2022	2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$26,918,340	$(6,106,946)	$1,277,908
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Investment increases due to payment-in-kind interest	(1,525,392)	(819,722)	(937,768)
Net amortization of premium (discount) on investments	(1,560,684)	(219,513)	(44,455)
Amortization of debt issuance cost	370,329	368,471	363,812
Amortization of deferred financing cost	286,597	-	-
Net realized (gains) losses from investments	11,533,039	(5,221,051)	42,485,528
Net unrealized (gains) losses on investments	(31,941,213)	14,463,337	(25,363,072)
Proceeds from sale and settlements of investments	66,642,920	123,801,226	124,303,888
Purchases, originations and participations	(76,652,712)	(173,321,143)	(45,340,354)
Loss on extinguishment of debt	-	296,197	122,355
(Increase) decrease in operating assets:
Fees receivable	-	1,872,700	(1,753,672)
Interest receivable	(243,539)	(356,000)	252,948
Due from affiliate	(137,252)	(271,962)	-
Receivable for investments sold	(3,940,175)	-	-
Dividends receivable	107,851	(188,119)	(81,211)
Paydown receivable	112,500	179,515	(292,015)
Other receivable	5,567	(36,992)	-
Prepaid share repurchase	290,137	-	-
Other assets	359,677	159,069	691,813
Increase (decrease) in operating liabilities:
Payable for investments purchased	(12,426,941)	14,964,000	1,586,000
Accounts payable and accrued expenses	1,026,707	623,753	(691,701)
Due to affiliates	-	(280,323)	227,240
Administrator expenses payable	(74,911)	6,991	(89,045)
Interest and fees payable	187,273	503,125	(801,805)
Deferred revenue	96,083	325,602	(10,529)
Management and incentive fees payable, net	-	-	(1,392,022)
Other liabilities	(140,251)	(40,586)	613,534
Net cash provided by (used in) operating activities	(20,706,050)	(29,298,371)	95,127,377
Cash Flows from Financing Activities:
Debt issuance	36,441,941	57,500,000	-
Paydowns on debt	(30,521,800)	(55,325,000)	(74,012,825)
Distributions paid to shareholders	-	(265,798)	-
Debt issuance costs paid	-	(2,311,036)	-
Deferred financing costs	(935,721)	-	-
Repurchase of common shares	(1,058,213)	(16,964,985)	(8,203,444)
Net cash provided by (used in) financing activities	3,926,207	(17,366,819)	(82,216,269)
Net increase (decrease) in cash and cash equivalents	(16,779,843)	(46,665,190)	12,911,108
Cash and cash equivalents, beginning of period	22,768,066	69,433,256	56,522,148
Cash and cash equivalents, end of period	$5,988,223	$22,768,066	$69,433,256

Supplemental information:
Interest paid during the period	$4,647,166	$4,241,510	$6,601,905

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2023

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (SOFR + CSA + 5.00%, 3.75% PIK)(20)(25)	4/30/2025	$9,565,710	$8,507,963	$7,805,619	5.31%
		Warrants(21)	5/22/2027	75,080	-	206,470	0.14%
				9,640,790	8,507,963	8,012,089	5.45%

Arcline FM Holdings, LLC	Aerospace & Defense	First Lien Term Loans (SOFR + CSA + 4.75%, 0.75% Floor)(20)(25)	6/23/2028	2,679,494	2,591,013	2,644,660	1.80%
				2,679,494	2,591,013	2,644,660	1.80%

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units(21)		417	416,250	-	0.00%
				417	416,250	-	0.00%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 833,152 Common Units(21)		833,152	66,475	-	0.00%
				833,152	66,475	-	0.00%

CB&L Associates Holdco I, LLC (11)	Banking, Finance, Insurance & Real Estate	First Lien Term Loan (SOFR + CSA+ 2.75%, 1.00% Floor)(14)(20)(24)	11/1/2025	5,916,102	4,990,179	5,191,380	3.53%
				5,916,102	4,990,179	5,191,380	3.53%

Chimera Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 117,310 Class C Preferred Units(13)(15)		117,310	2,884,724	2,116,271	1.44%
		Equity - 163,601 Class D Preferred Units(13)(9)		163,601	3,463,275	3,414,353	2.32%
				280,911	6,347,999	5,530,624	3.76%

Copper Property CTL Pass Through Trust	Banking, Finance, Insurance & Real Estate	Equity Certificates(14)		597,795	7,547,670	6,217,067	4.23%

DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan (SOFR + CSA + 5.50%, 1.00% Floor)(20)(25)	11/13/2025	4,812,500	4,812,500	4,764,375	3.24%
		Revolving Credit Facility (SOFR + CSA + 5.50%, 1.00% Floor)(20)(25)	11/13/2025	714,286	714,286	707,143	0.48%
				5,526,786	5,526,786	5,471,518	3.72%

Deer Management Systems LLC	Consumer Discretionary	First Lien Term Loan (SOFR + CSA + 8.25%, 3.00% Floor)(8)(20)(25)	5/1/2028	3,357,500	3,294,306	3,323,925	2.26%
				3,357,500	3,294,306	3,323,925	2.26%

DirecTV Financing, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% Floor)(14)(20)(24)	8/2/2027	4,100,000	4,100,000	4,003,908	2.72%
				4,100,000	4,100,000	4,003,908	2.72%

First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 1.00% Floor)(20)(26)	3/30/2027	3,919,598	3,919,598	3,880,402	2.64%
				3,919,598	3,919,598	3,880,402	2.64%

Franklin BSP Realty Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 226,107 Common Units(13)		226,107	3,572,788	2,993,657	2.04%
				226,107	3,572,788	2,993,657	2.04%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest(21)		380	151,337	-	0.00%
				380	151,337	-	0.00%

Innovate Corp.(11)	Construction & Building	8.50% Senior Secured Notes(14)	2/1/2026	2,750,000	2,615,913	2,076,250	1.41%
				2,750,000	2,615,913	2,076,250	1.41%

Invesco Mortgage Capital, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 205,000 Class C Preferred Units(13)(16)		205,000	5,035,506	3,989,300	2.71%
				205,000	5,035,506	3,989,300	2.71%

JFL-NGS-WCS Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan B (SOFR + CSA+ 5.50%, 1.00% Floor)(20)(24)	11/12/2026	861,605	864,482	865,913	0.59%
		Equity - 10,000,000 Units(21)		10,000,000	10,000,000	11,733,525	7.98%
				10,861,605	10,864,482	12,599,438	8.57%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(21)		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments (continued)

As of September 30, 2023

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Lucky Bucks, LLC	Consumer Discretionary	Equity - 180,739 Membership Units (21)		180,739	174,393	1,545,318	1.05%
		Second Out Exit Term Loan (SOFR + CSA + 7.50%, 1.00% Floor)(20)(24)	10/2/2029	1,361,240	1,334,015	1,361,240	0.93%
		First Out Exit Term Loan (SOFR + CSA + 7.50%, 1.00% Floor)(20)(24)	10/2/2028	689,541	626,519	689,541	0.47%
				2,231,520	2,134,927	3,596,099	2.45%

McKissock Investment Holdings, LLC (dba Colibri)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% Floor)(20)(25)	3/12/2029	4,924,535	4,883,570	4,776,799	3.25%
				4,924,535	4,883,570	4,776,799	3.25%

MFA Financial, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 97,426 Class C Preferred Units(13)(19)		97,426	2,318,487	1,856,940	1.26%
				97,426	2,318,487	1,856,940	1.26%

New York Mortgage Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 165,000 Class E Preferred Units(13)(18)		165,000	4,102,076	3,677,850	2.50%
				165,000	4,102,076	3,677,850	2.50%

PennyMac Financial Services, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 29,500 Common Units(13)		29,500	1,921,275	1,964,700	1.34%
				29,500	1,921,275	1,964,700	1.34%

PHH Mortgage Corp.	Banking, Finance, Insurance & Real Estate	7.875% Senior Secured Note(14)	3/15/2026	7,686,000	6,895,720	6,845,344	4.66%
				7,686,000	6,895,720	6,845,344	4.66%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(21)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 4.75%, 0.50% Floor)(20)(24)	1/26/2029	6,919,937	6,515,010	5,639,748	3.84%
				6,919,937	6,515,010	5,639,748	3.84%

Rithm Capital Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 206,684 Class B Preferred Units(13)(17)		206,684	5,129,170	4,695,860	3.20%
				206,684	5,129,170	4,695,860	3.20%

Secure Acquisition Inc. (dba Paragon Films)	Packaging	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.50% Floor)(20)(25)	12/16/2028	3,430,517	3,418,570	3,396,212	2.31%
		Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 5.00%, 0.50% Floor)(8)(12)(20)(25)	12/16/2028	-	(970)	-	0.00%
				3,430,517	3,417,600	3,396,212	2.31%

SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 6.50%, 1.00% Floor)(20)(24)	12/30/2026	6,666,667	6,592,976	6,666,667	4.54%
		Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 6.50%, 1.00% Floor)(20)(24)	12/30/2026	3,200,000	3,160,542	3,200,000	2.18%
				9,866,667	9,753,518	9,866,667	6.72%

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units(21)		700,000	700,000	978,140	0.67%
				700,000	700,000	978,140	0.67%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 338,736.11 Class A Units(21)		338,736	308,652	200,566	0.14%
				338,736	308,652	200,566	0.14%

Staples, Inc.	Services: Consumer	First Lien Term Loan (LIBOR + 4.50%)(14)	9/12/2024	3,692,159	3,655,672	3,648,315	2.48%
				3,692,159	3,655,672	3,648,315	2.48%

Tamarix Capital Partners II, L.P.(11)	Banking, Finance, Insurance & Real Estate	Fund Investment(8)(21)		N/A	1,026,818	792,346	0.54%
				-	1,026,818	792,346	0.54%

Thryv Holdings, Inc.(11)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + CSA + 8.50%, 1.00% Floor)(14)(20)(24)	3/1/2026	7,656,442	7,604,838	7,661,227	5.21%
				7,656,442	7,604,838	7,661,227	5.21%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units(21)		5,441	302,464	-	0.00%
		Warrants - 0.65% of Outstanding Equity(21)	3/30/2028	6,506	361,667	-	0.00%
				11,947	664,131	-	0.00%

Wingman Holdings, Inc.	Aerospace & Defense	Equity - 350 Common Shares(21)		350	700,000	-	0.00%
				350	700,000	-	0.00%

Subtotal Non-Controlled/Non-Affiliated Investments				$106,630,423	$134,339,121	$125,531,031	85.41%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments (continued)

As of September 30, 2023

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Affiliated Investments:(6)

1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (SOFR + 5.00% PIK, 1.00% Floor)(10)(21)(25)	8/31/2024	$9,946,741	$9,473,068	$-	0.00%
		Senior Secured First Lien Term Loan C (SOFR + 5.00%, 1.00% Floor)(25)	8/31/2024	1,231,932	1,191,257	751,479	0.51%
		Revolving Credit Facility (SOFR + 5.00%, 1.00% Floor)(12)(25)	8/31/2024	4,632,177	4,632,177	4,632,177	3.15%
		Equity - 21,562 Class A Units(21)		21,562	-	-	-
				15,832,412	15,296,502	5,383,656	3.66%

Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(20)(24)	1/31/2024	875,749	875,749	875,749	0.60%
		Senior Secured First Lien Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(10)(20)(24)	1/31/2024	13,029,115	7,767,533	1,459,249	0.99%
		Senior Secured First Lien Super Priority Delayed Draw Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(20)(24)	1/31/2024	1,920,960	1,920,960	1,920,960	1.31%
		Equity - 17.92% Membership Interest(21)		-	-	-	0.00%
				15,825,824	10,564,242	4,255,958	2.90%

FST Holdings Parent, LLC	High Tech Industries	Equity - 625,548 Class A Units		625,548	10,000,000	10,000,003	6.81%
				625,548	10,000,000	10,000,003	6.81%

Maritime Wireless Holdings LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan B (SOFR + CSA + 9.00%, 1.00% Floor)(20)(24)	5/31/2027	7,500,000	7,373,166	7,500,000	5.10%
		Equity - 500,000 Class A Units(21)		500,000	5,000,000	10,150,000	6.91%
				12,500,000	12,373,166	17,650,000	12.01%

Subtotal Affiliated Investments				$44,783,784	$48,233,910	$37,289,617	25.38%

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Controlled Investments:(7)

FlexFIN, LLC	Services: Business	Equity Interest		$38,870,711	$38,870,711	$38,870,711	26.45%
				38,870,711	38,870,711	38,870,711	26.45%

Kemmerer Holdings, LLC	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2025	3,383,877	3,383,877	3,383,877	2.30%
		Equity - 31 Common Units(21)		31	1,836,157	9,133,052	6.22%
				3,383,908	5,220,034	12,516,929	8.52%

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(8)(22)	12/31/2024	7,309,552	7,309,885	7,214,856	4.91%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(10)(21)	12/31/2024	17,552,420	13,916,083	5,037,547	3.43%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(10)(21)	12/31/2024	11,506,159	7,570,055	-	0.00%
		Equity - 1,000 Class A Units(21)		1,000	9,550,924	-	0.00%
				36,369,131	38,346,947	12,252,403	8.34%

Subtotal Control Investments				$78,623,750	$82,437,692	$63,640,043	43.31%

Total Investments, September 30, 2023				$230,037,957	$265,010,723	$226,460,691	154.40%

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments (continued)

As of September 30, 2023

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.
(2)	Par amount is presented for debt investments and the amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted.
(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $(38,550,032).
The tax cost basis of investments is $265,010,723 as of September 30, 2023.
The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $146,705,535 as of September 30, 2023.
(6)

Affiliated Investments are defined by Investment Company Act of 1940 Act, as amended (the “1940 Act”), as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.

(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)	The investment has an unfunded commitment as of September 30, 2023 (see Note 8), and fair value includes the value of any unfunded commitments. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan.
(9)	The interest rate on this investment is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 5.379% spread on 3/30/2024.
(10)	The investment was on non-accrual status as of September 30, 2023.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2023, non-qualifying assets represented 20.21% of total assets.
(12)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2023, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(13)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2023 (see Note 4).
(14)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2023 (see Note 4).
(15)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 4.743% spread on 9/30/2025.
(16)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 5.29% spread on 9/27/2027.
(17)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.64% spread on 8/15/2024.
(18)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 6.429% spread on 1/15/2025.
(19)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.345% spread on 3/31/2025.
(20)	Credit Spread Adjustment (“CSA”)
(21)	Non-income producing security.
(22)	The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2023 was 5.43%.
(24)	The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2023 was 5.32%.
(25)	The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2023 was 5.27%.
(26)	The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2023 was 5.17%.

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

Consolidated Schedule of Investments (continued)

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

Consolidated Schedule of Investments (continued)

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

Consolidated Schedule of Investments (continued)

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

Consolidated Schedule of Investments (continued)

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
Consolidated Schedule of Investments (continued)
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
Consolidated Schedule of Investments (continued)
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

PHENIXFIN CORPORATION

Notes to Consolidated Financial Statements

September 30, 2023

Note 1. Organization

PhenixFIN Corporation (“PhenixFIN.” the “Company,” “we” and “us”) is an internally-managed non-diversified closed-end management investment company incorporated in Delaware that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We completed our initial public offering (“IPO”) and commenced operations on January 20, 2011. The Company has elected, and intends to qualify annually, to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). On November 18, 2020, the board of directors of the Company approved the adoption of an internalized management structure, effective January 1, 2021. Until close of business on December 31, 2020 we were externally managed and advised by MCC Advisors LLC (“MCC Advisors”), pursuant to an investment management agreement. MCC Advisors was a wholly owned subsidiary of Medley LLC, which was controlled by Medley Management Inc. (OTCM: MDLM), a publicly traded asset management firm, which in turn was controlled by Medley Group LLC, an entity wholly owned by the senior professionals of Medley LLC. We use the term “Medley” to refer collectively to the activities and operations of Medley Capital LLC, Medley LLC, MDLM, Medley Group LLC, MCC Advisors, associated investment funds and their respective affiliates. Since January 1, 2021 the Company has been managed pursuant to an internalized management structure.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The Company is an investment company following the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 946 (“ASC 946”), Financial Services – Investment Companies. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the consolidated accounts of the Company and its wholly owned subsidiaries PhenixFIN Small Business Fund, LP (“PhenixFIN Small Business Fund”) and PhenixFIN SLF Funding I LLC (“PhenixFIN SLF”), and its wholly owned Taxable Subsidiaries. All references made to the “Company,” “we,” and “us” herein include PhenixFIN Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 10 of Regulation S-X of the Securities Act of 1933. Certain prior period information has been reclassified to conform to current period presentation. These reclassifications have no effect on the Company’s financial positions or its results of operations as previously recorded.

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

Cash, Restricted Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of September 30, 2023 and 2022, we had $6.0 million and $22.8 million in cash and cash equivalents, respectively, none of which is restricted.

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

Note 2. Significant Accounting Policies (continued)

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the years ended September 30, 2023, 2022 and 2021, the Company earned approximately $1.5 million, $0.8 million, $0.9 million in PIK interest, respectively.

Amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. For the years ended September 30, 2023, 2022 and 2021, fee income was approximately $0.3 million, $0.4 million and $2.6 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment using the specific identification method, without regard to unrealized gains or losses previously recognized. No losses relating to restructuring transactions occurred during the years ended September 30, 2023, 2022 and 2021. The Company reports changes in fair value of investments as a component of the net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed not collectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At September 30, 2023, certain investments in four portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $6.5 million, or 2.9% of the fair value of our portfolio. At September 30, 2022, certain investments in five portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $5.2 million, or 2.7% of the fair value of our portfolio.

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

Note 2. Significant Accounting Policies (continued)

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

The Company has engaged third-party valuation firms (the “Valuation Firms”) to assist it and its Valuation Designee (the Chief Financial Officer) in the valuation of its portfolio investments. The valuation reports generated by the Valuation Firms consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, performance multiples, and movement in yields of debt instruments, among other factors. The Company uses a market yield analysis under the Income Approach or an enterprise model of valuation under the Market Approach, or a combination thereof. In applying the market yield analysis, the value of the Company’s loans are determined based upon inputs such as the coupon rate, current market yield, interest rate spreads of similar securities, the stated value of the loan, and the length to maturity. In applying the enterprise model, the Company uses a waterfall analysis, which takes into account the specific capital structure of the borrower and the related seniority of the instruments within the borrower’s capital structure. To estimate the enterprise value of the portfolio company, we weigh some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value.

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

Note 2. Significant Accounting Policies (continued)

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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. In addition, changes in the market environment (including the impact of pandemics, wars or other market events on financial markets), portfolio company performance, and other events may occur over the lives of the investments that may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned.

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

Note 2. Significant Accounting Policies (continued)

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There was no provision for federal excise tax for the calendar year ended 2022 accrued at September 30, 2023, for the calendar year ended 2021 accrued at September 30, 2022 and the calendar year ended 2020 accrued at September 30, 2021.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of September 30, 2023 and 2022, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the years ended September 30, 2023, 2022 and 2021, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

As of September 30, 2023 and 2022, the Company had a deferred tax asset of $23.1 million and $26.2 million, respectively, consisting primarily of net operating losses and net unrealized losses on the investments held within its Taxable Subsidiaries. As of September 30, 2023 and 2022, the Company has booked a valuation allowance of $23.1 million and $26.2 million, respectively, against its deferred tax asset.

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

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended September 30, 2023, 2022 and 2021, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of net operating losses and investments in wholly-owned subsidiaries as follows:

	For the Years Ended September 30
	2023	2022	2021
Capital in excess of par value	$20,468,622	$3,276,372	$24,688,262
Accumulated undistributed net investment income/(loss)	(20,468,622)	(3,276,372)	(19,047,396)
Accumulated net realized gain/(loss) from investments	-	-	(5,640,866)

Note 2. Significant Accounting Policies (continued)

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended September 30, 2023, 2022 and 2021 were as follows:

	For the Years Ended September 30
	2023	2022	2021
Ordinary income	$-	$265,798	$-
Distributions of long term capital gains	-	-	-
Return of capital	-	-	-
Distributions on a tax basis	$-	$265,798	$-

For federal income tax purposes, the cost of investments owned at September 30, 2023, 2022 and 2021 were approximately $264.1 million, $262.6 million and $206.9 million, respectively.

At September 30, 2023, 2022 and 2021, the components of distributable earnings/(accumulated deficits) on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain fee income and organizational expenses, as follows:

	For the Years Ended September 30
	2023	2022	2021
Undistributed ordinary income	$2,389,267	$-	$265,798
Accumulated capital and other losses(1)	(512,809,528)	(485,107,934)	(490,032,788)
Other temporary differences	(57,438)	(73,646)	(89,856)
Unrealized appreciation/(depreciation)	(37,631,079)	(69,376,916)	(55,318,332)
Components of distributable earnings/(accumulated deficits) at year end	$(548,108,778)	(554,558,496)	$(545,175,178)

(1)	Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized for tax years beginning after December 22, 2010, may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2023, the Company had a long-term capital loss carryforward available to offset future realized capital gains of $509,966,576 and a short-term capital loss carryforward of $2,842,952

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at September 30, 2023. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and applicable state tax authorities.

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

Note 2. Significant Accounting Policies (continued)

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

Note 3. Investments

The composition of our investments as of September 30, 2023 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$139,103	52.5%	$103,004	45.6%
Senior Secured Notes	9,512	3.6	8,922	3.9
Fund Investment	1,027	0.4	792	0.3
Equity/Warrants	115,369	43.5	113,743	50.2
Total Investments	$265,011	100.0%	$226,461	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At September 30, 2023 and 2022, the total fair value of warrants was $206.5 thousand and $62.6 thousand, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the year ended September 30, 2023, the Company acquired additional warrants in one existing portfolio company. During the year ended September 30, 2022, the Company did not acquire any additional warrants in an existing portfolio company. During the year ended September 30, 2021, the Company acquired additional warrants in one existing portfolio company.

Total unrealized depreciation related to warrants for the years ended September 30, 2023, 2022 and 2021 was $143.9 thousand, $299.1 thousand and $981.4 thousand, respectively, and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

Note 3. Investments (continued)

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2023 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$47,083	20.7%
Banking, Finance, Insurance & Real Estate	43,755	19.3
Hotel, Gaming & Leisure	34,158	15.1
Services: Consumer	18,292	8.1
High Tech Industries	15,472	6.8
Construction & Building	14,676	6.5
Metals & Mining	12,517	5.5
Media: Broadcasting & Subscription	11,665	5.2
Automotive	9,520	4.2
Consumer Discretionary	6,920	3.1
Energy: Oil & Gas	5,384	2.4
Packaging	3,396	1.5
Aerospace & Defense	2,645	1.2
Retail	978	0.4
Total	$226,461	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2022 (dollars in thousands):

	Fair Value	Percentage
Services: Business	$52,851	27.5%
Hotel, Gaming & Leisure	31,947	16.7
Banking, Finance, Insurance & Real Estate	31,910	16.5
Services: Consumer	21,243	11.0
Construction & Building	17,724	9.1
Automotive	8,075	4.2
Consumer Discretionary	6,208	3.2
High Tech Industries	5,465	2.8
Media: Broadcasting & Subscription	4,220	2.2
Energy: Oil & Gas	4,152	2.2
Packaging	3,361	1.7
Metals & Mining	3,073	1.6
Aerospace & Defense	2,607	1.4
Retail	121	0.1
Total	$192,957	100.0%

The Company invests in portfolio companies principally located in the United States. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at September 30, 2023 (dollars in thousands):

	Fair Value	Percentage
Northeast	$92,081	40.7%
Southeast	60,116	26.5
Midwest	32,782	14.5
West	25,608	11.3
Southwest	7,661	3.4
Mid-Atlantic	201	0.1
International	8,012	3.5
Total	$226,461	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2022 (dollars in thousands):

	Fair Value	Percentage
Northeast	$92,939	48.2%
Southeast	51,797	26.8
West	20,196	10.5
Midwest	16,023	8.3
Southwest	6,288	3.3
Mid-Atlantic	265	0.1
International	5,449	2.8
Total	$192,957	100.0%

Note 3. Investments (continued)

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the years ended September 30, 2023 and 2022 were as follows:

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2022	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2023	Earned Income
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan C	$-	$-	$-	$751,479	$-	$751,479	$84,559
	Revolving Credit Facility	4,151,562	215,622	-	264,993	-	4,632,177	553,233
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	758,929	116,820	-	-	-	875,749	232,614
	Senior Secured First Lien Term Loan	1,547,918	-	-	(88,669)	-	1,459,249	159,780
	Senior Secured First Lien Super Priority Delayed Draw Term Loan	1,500,000	420,960	-	-	-	1,920,960	360,670
FST Holdings Parent, LLC	Equity	$-	$10,000,000	$-	$3	$-	$10,000,003	$121,385
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,378,510	$-	(2,378,510)	-	-	-	89,743
	Equity	694,702	$-	(962,717)	268,015	-	-	-
Maritime Wireless Holdings LLC	Senior Secured First Lien Term Loan A	$-	$(5,000,704)	$4,900,000	$-	$100,704	$-	$218,788
	Senior Secured First Lien Term Loan B	$-	$23,166	$7,350,000	$126,834	$-	$7,500,000	$565,377
	Equity	$-	$-	$5,000,000	$5,150,000	$-	$10,150,000	$-
US Multifamily, LLC	Equity	1,282,571	(1,018,344)	-	854,744	(1,118,971)	-	-
Total Affiliated Investments		$12,314,192	$4,757,520	$13,908,773	$7,327,399	$(1,018,267)	$37,289,617	$2,386,149

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2022	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Controlled	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2023	Earned Income
Controlled Investments
FlexFIN, LLC	Equity Interest	$47,136,146	$(8,265,435)	$-	$-	-	$38,870,711	$3,716,676
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	-	981,911	2,378,510	-	23,456	3,383,877	557,981
	Equity	-	873,440	962,717	7,296,895	-	9,133,052	-
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	7,192,927	-	-	21,929	-	7,214,856	667,312
	Senior Secured First Lien Term Loan B	3,697,109	-	-	1,340,438	-	5,037,547	-
Total Controlled Investments		$58,026,182	$(6,410,084)	$3,341,227	$8,659,262	$23,456	$63,640,043	$4,941,969

Note 3. Investments (continued)

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2021	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2022	Earned Income
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan B	$-	$-	$-	$19,468,870	$(19,468,870)	$-	$-
	Senior Secured First Lien Term Loan C	24,639	-	-	(24,639)	-	-	79,084
	Revolving Credit Facility	3,554,069	862,486	-	(264,993)	-	4,151,562	235,755
	Equity	-	-	-	-	-	-	-
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	758,929	-	-	-	-	758,929	79,375
	Senior Secured First Lien Term Loan	2,279,814	-	-	(731,896)	-	1,547,918	-
	Senior Secured First Lien Super Priority DDTL	1,500,000	-	-	-	-	1,500,000	156,885
	Equity	-	-	-	-	-	-	-
Caddo Investors Holdings 1 LLC	Equity	3,454,786	(3,448,219)	-	(925,960)	919,393	-	-
Dynamic Energy Services International LLC	Senior Secured First Lien Term Loan	-	(4,910,671)	-	7,328,568	(2,417,897)	-	12
JFL-NGS Partners, LLC	Equity	26,862,813	(26,807,520)	-	(26,805,513)	26,750,220	-	-
JFL-WCS Partners, LLC	Equity	8,099,949	(8,084,639)	-	(7,970,361)	7,955,051	-	-
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,360,547	(3,475)	-	21,438	-	2,378,510	368,331
	Senior Secured First Lien Delayed Draw Term Loan	162,441	(163,915)	-	1,474	-	-	6,601
	Equity	553,746	-	-	140,956	-	694,702	-
Path Medical, LLC	Senior Secured First Lien Term Loan A	2,249,835	(2,460,448)	-	3,556,057	(3,345,444)	-	(1,693)
	Senior Secured First Lien Term Loan B	-	-	-	6,483,741	(6,483,741)	-	(2,974)
	Warrants	-	-	-	499,751	(499,751)	-	-
URT Acquisition Holdings Corporation	Warrants	920,000	(1,000,000)	-	(920,000)	1,000,000	-	-
US Multifamily, LLC	Senior Secured First Lien Term Loan	2,577,416	(2,577,418)	-	2	-	-	93,338
	Equity	2,236,261	(1,192,685)	-	238,995	-	1,282,571	-
Total Affiliated Investments		$57,595,245	$(49,786,504)	$-	$96,490	$4,408,961	$12,314,192	$1,014,714

Note 3. Investments (continued)

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2021	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at September 30, 2022	Earned Income
Controlled Investments
FlexFIN, LLC	Equity Interest	$2,500,000	$44,636,146	$-	$-	$-	$47,136,146	$3,505,220
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	6,414,860	744,010	-	34,057	-	7,192,927	1,124,346
	Super Priority Senior Secured First Lien Term Loan	977,000	(1,000,000)	-	21,150	1,850	-	173,822
	Senior Secured First Lien Term Loan B	-	1,610,990	-	2,086,119	-	3,697,109	-
	Senior Secured First Lien Term Loan C	-	-	-	-	-	-	-
	Equity	-	-	-	-	-	-	-
Total Controlled Investments		$9,891,860	$45,991,146	$-	$2,141,326	$1,850	$58,026,182	$4,803,388

(1)	The par amount and additional detail are shown in the Consolidated Schedules of Investments.

(2)	Securities with a zero value at the beginning and end of the period, and those that had no transaction activity were excluded from the roll forward.

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the years ended September 30, 2023, 2022 and 2021. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the years ended September 30, 2023, 2022 and 2021.

Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company evaluated and determined that it had one subsidiary, FlexFIN, LLC, that is deemed to be a “significant subsidiary” as of September 30, 2023. In accordance with Rule 3-09, separate audited financial statements of FlexFIN, LLC for the year ended September 30, 2023 are being filed herewith as Exhibit 99.2.

Note 4. Fair Value Measurements

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. Investments which are valued using NAV as a practical expedient are excluded from this hierarchy, and certain prior period amounts have been reclassified to conform to the current period presentation. The three levels are defined below:

●	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

●	Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

●	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Note 4. Fair Value Measurements (continued)

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2023 (dollars in thousands):

	Fair Value Hierarchy as of September 30, 2023
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$20,505	$82,499	$103,004
Senior Secured Notes	-	8,922	-	8,922
Unsecured Debt	-	-	-	-
Equity/Warrants	24,709	6,217	82,817	113,743
Total	$24,709	$35,644	$165,316	$225,669
Investments measured at net asset value(1)				792
Total Investments, at fair value				$226,461

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended September 30, 2023 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Unsecured Debt	Equities/ Warrants	Total
Balance as of September 30, 2022	$74,252	$2,607	$-	$69,816	$146,675
Purchases and other adjustments to cost	23,481	-	-	29,571	53,052
Sales (including repayments or maturities)	(12,840)	(2,607)	(191)	(33,213)	(48,851)
Net realized gains/(losses) from investments	162)	5	9	(9,574)	(9,398)
Net unrealized gains/(losses)	(2,556)	(5)	182	26,217	23,838
Transfer in/(out)	-	-	-	-	-
Balance as of September 30, 2023	$82,499	$-	$-	$82,817	$165,316

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

Note 4. Fair Value Measurements (continued)

Net change in unrealized gain (loss) for the years ended September 30, 2023 and 2022 included in earnings related to investments still held as of September 30, 2023 and 2022 was approximately $26.5 million and $(2.5) million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold, including any repayments or maturities.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended September 30, 2023, no investments were transferred in or out of Level 3. During the year ended September 30, 2022, $5,248 (in thousands) of investments were transferred out of Level 3 and $1,923 (in thousands) of investments were transferred into Level 3.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2023 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation From An Increase In Input
Senior Secured First Lien Term Loans	$69,943	Income Approach	Market Yield	8.50% - 32.0% (13.78%)	Decrease
Senior Secured First Lien Term Loans	751	Market Approach	Revenue Multiple	0.3x - 0.3x (0.3x)	Increase
Senior Secured First Lien Term Loans	10,939	Market Approach	EBITDA Multiple	1.7x - 5.0x (3.1x)	Increase
Senior Secured First Lien Term Loans	866	Market Approach	LTM EBITDA Multiple	5.8x - 6.8x (6.3x)	Increase
Equity/Warrants	38,870	Cost Approach	Collateral Value	N/A	N/A
Equity/Warrants	11,734	Market Approach	LTM Multiple	5.8x – 6.8x (6.3x)	Increase
Equity/Warrants	22,007	Market Approach	EBITDA Multiple	1.8x – 36.8x (2.8x)	Increase
Equity/Warrants	10,000	Recent Purchase	Purchase Price	N/A – N/A (N/A)	N/A
Equity/Warrants	206	Income Approach	DLOM (Discount for lack of Marketability)	3.0x – 3.2x (3.1x)	Decrease
Total	$165,316

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2022 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)
Senior Secured First Lien Term Loans	$65,428	Income Approach	Market Yield	8.50% - 24.00% (10.57%)
Senior Secured First Lien Term Loans	3,807	Market Approach	EBITDA Multiple	4.0x – 5.0x (4.5x)
Senior Secured First Lien Term Loans	4,152	Market Approach	Revenue Multiple	0.2x – 0.3x (2.5x)
Senior Secured First Lien Term Loans	865	Income Approach	Market Spread	5.75% - 6.25% (6.00%)

Senior Secured Second Lien Term Loans	2,607	Market Approach	EBITDA Multiple	9.0x – 10.0x (9.5x)

Equity/Warrants	47,138	Cost Approach	Replacement Cost	N/A
Equity/Warrants	11,444	Market Approach	EBITDA Multiple	2.0x – 21.0x (17.4x)
Equity/Warrants	9,951	Market Approach	Market Yield	8.50% - 13.25% (12.75%)
Equity/Warrants	1,283	Market Approach	Sum of the Parts/Estimated Proceeds	8.1x – 11.4x (9.8x)
Total	$146,675

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

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks through calendar year ended 2022. The Earnout and AMI were initially recorded with an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of September 30, 2023 and September 30, 2022, the Company deemed the contingent consideration to be uncollectible.

Note 5. Borrowings

As a BDC, we are generally only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

However, in March 2018, the Small Business Credit Availability Act modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from 200% to 150%, if certain requirements under the 1940 Act are met. Under the 1940 Act, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the 1940 Act allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after the one-year anniversary of such approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. No approval was requested or obtained and the Company is still subject to the 200% requirement.

As of September 30, 2023, the Company’s asset coverage was 270.7% after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

As of September 30, 2022, the Company’s asset coverage was 255.0% after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

The Company’s outstanding debt excluding debt issuance costs as of September 30, 2023 and 2022 were as follows (dollars in thousands):

	September 30, 2023				September 30, 2022
	Aggregate Principal Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Available	Principal Amount Outstanding	Carrying Value	Fair Value
2023 Notes	$-	$-	$-	$-	$22,522	$22,522	$22,483	$22,378
2028 Notes	57,500	57,500	55,811	49,105	57,500	57,500	55,480	50,255
Revolving Credit Facility	21,558	28,442	28,442	28,442	-	-	-	-
Total debt	$79,058	$85,942	$84,253	$77,547	$80,022	$80,022	$77,963	$72,633

Note 5. Borrowings (continued)

Credit Facility

On December 15, 2022, the Company entered into a 3 year $50.0 million revolving credit facility (the “Credit Facility”) with Woodforest National Bank (“Woodforest’). Woodforest is the administrative agent, sole bookrunner and sole lead arranger.

Under the Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. Amounts available to borrow under the Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Credit Facility) that are pledged as collateral. As of September 30, 2023, the Company was in compliance in all respects with the terms of the Credit Facility.

As of September 30, 2023 and September 30, 2022, there was $28.4 million and $0.0 million outstanding, respectively, under the Credit Facility.

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

2028 Notes

On November 9, 2021, the Company entered into an underwriting agreement, by and between the Company and Oppenheimer & Co. Inc., as representative of the several underwriters, in connection with the issuance and sale (the “Offering”) of $57,500,000 (including the underwriters’ option to purchase up to $7,500,000 aggregate principal amount) in aggregate principal amount of its 5.25% Notes that mature on November 1, 2028 (the “2028 Notes” or the “Notes”). The Offering occurred on November 15, 2021, pursuant to the Company’s effective shelf registration statement on Form N-2 previously filed with the SEC. Effective November 16, 2021, the 2028 Notes began trading on the NASDAQ Global Market under the trading symbol “PFXNZ.”

On November 15, 2021, the Company and U.S. Bank National Association, as trustee, entered into a Fourth Supplemental Indenture to its base Indenture, dated February 7, 2012, between the Company and the Trustee. The Fourth Supplemental Indenture relates to the Offering of the 2028 Notes.

Fair Value of Debt Obligations

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the 2023 Notes and the 2028 Notes, which are or were publicly traded, is based upon closing market quotes as of the measurement date. As of September 30, 2023 and 2022 with respect to the 2028 Notes, and as of September 30, 2022 with respect to the 2023 Notes, such notes are deemed to be Level 1 in the fair value hierarchy, as defined in Note 4. As of September 30, 2023, the Credit Facility is deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

Note 5. Borrowings (continued)

Debt issuance costs related to the 2023 Notes and the 2028 Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the 2023 Notes and the 2028 Notes. As of September 30, 2023 and September 30, 2022, debt issuance costs related to the 2023 Notes and the 2028 Notes were as follows (dollars in thousands):

	September 30, 2023			September 30, 2022
	2023 Notes	2028 Notes	Total	2023 Notes	2028 Notes	Total
Total debt issuance costs at beginning of period	$39	$2,020	$2,059	$3,102	$2,311	$5,413
Amortized debt issuance costs	39	331	370	3,063	291	3,354
Unamortized debt issuance costs	$-	$1,689	$1,689	$39	$2,020	$2,059

For the years ended September 30, 2023, 2022 and 2021, the components of interest expense, amortized debt issuance costs, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the 2023 Notes and the 2028 Notes were as follows (dollars in thousands):

	For the Years Ended September 30,
	2023	2022	2021
2021 Notes Interest	$-	$-	$668
2023 Notes Interest	410	1,749	4,768
2023 Notes Premium	-	-	(3)
2028 Notes Interest	3,019	2,996	-
Credit Facility Interest	1,390	-	-
Commitment fees	56	-	-
Amortization of deferred financing costs	287	-	-
Amortization of debt issuance costs	370	368	367
Total	$5,532	$5,113	$5,800
Weighted average stated interest rate	5.9%	6.0%	7.0%
Weighted average debt outstanding	$81,600	$85,398	$82,930

Note 6. Agreements

Investment Management Agreement and Expense Support Agreement

Prior to January 1, 2021, we operated pursuant to an investment management agreement with MCC Advisors which expired on December 31, 2020. Since January 1, 2021, we have operated pursuant to an internalized management structure. In addition, prior to January 1, 2021, the Company was party to an expense support agreement with MCC Advisors and Medley LLC, which expired by its terms at the close of business on December 31, 2020, in connection with the Company’s adoption of the internalized management structure.

Base Management Fee and Incentive Fee

Through December 31, 2020, the investment management agreement with MCC Advisors provided for a base management fee and an incentive fee. The base management fee was calculated at an annual rate of 1.75% (0.4375% per quarter) of up to $1.0 billion of the Company’s gross assets and 1.50% (0.375% per quarter) of any amounts over $1.0 billion of the Company’s gross assets and was payable quarterly in arrears. The base management fee was to be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters and was to be appropriately pro-rated for any partial quarter. For the year ended September 30, 2021, the Company incurred base management fees to MCC Advisors of $1.1 million. No incentive fee was payable for the year ended September 30, 2021. Since January 1, 2021, the Company no longer incurs management fees under its current internalized structure.

Note 6. Agreements (continued)

Administration Agreement

In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp. A U.S. Bancorp affiliate also served as the Company’s custodian. The Company’s administrative and custodial relationship with U.S. Bancorp terminated on August 9, 2022. SS&C has since served as administrator of the Company and has provided the Company with fund accounting and financial reporting services pursuant to the services agreement with the Company. Effective September 12, 2022, Computershare serves as custodian for the Company pursuant to its Loan Administration and Custodial Agreement with the Company. For the years ended September 30, 2023, 2022 and 2021, we incurred $0.3 million, $0.3 million and $0.6 million in administrator expenses, respectively.

As of September 30, 2023 and 2022, $0 million and $0.1 million, respectively, were included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

During the year ended September 30, 2023, the Company recorded an accrual of $317,000, for these awards. During the years ended September 30, 2022 and 2021, the Company did not record an accrual.

Note 7. Related Party Transactions

Due from Affiliates

Due from affiliates at September 30, 2023 and September 30, 2022 consists of certain legal and general and administrative expenses paid by the Company on behalf of certain of its affiliates.

Note 8. Commitments

Insurance Reimbursements Related to Professional Fees

The Company has received insurance proceeds under its insurance policy primarily relating to the legal expenses associated with the dismissed stockholder class action, captioned as FrontFour Capital Group LLC, et al. v Brook Taube et al. During the years ended September 30, 2023, 2022 and 2021, the Company received insurance proceeds of $0 million, $0 million and $2.1 million, respectively. The reimbursements have been recorded as an offset or reduction in professional fees and expenses on the Consolidated Statements of Operations.

Unfunded commitments

As of September 30, 2023 and 2022, we had commitments under loan and financing agreements to fund up to $3.4 million to four portfolio companies and $6.0 million to six portfolio companies, respectively. These commitments are primarily composed of senior secured delayed draw term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedules of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of September 30, 2023 and 2022 is shown in the table below (dollars in thousands):

	September 30, 2023	September 30, 2022
SS Acquisition, LLC (dba Soccer Shots Franchisin–) - Senior Secured First Lien Delayed Draw Term Loan	$-	$4,000
Kemmerer Operations, L–C - Senior Secured First Lien Delayed Draw Term Loan	-	908
Secure Acquisition Inc. (dba Paragon Film–) - Senior Secured First Lien Delayed Draw Term Loan	517	517
NVTN L–C - Senior Secured First Lien Delayed Draw Term Loan	220	220
Black Angus Steakhouses, LLC Senior Secured First Lien Super Priority Delayed Draw Term Loan	-	167
1888 Industrial Services, L–C - Revolving Credit Facility	-	216
Deer Management Systems L–C - Senior Secured First Lien Delayed Draw Term Loan	600	-
Tamarix Capital Partners II, L.–. - Fund Investment	2,038	-
Total unfunded commitments	3,375	6,028

Lease obligations

The Company evaluates its leases to determine whether they should be classified as operating or financing leases. PhenixFIN identified one operating lease for its office space. The lease commenced September 1, 2021 and expires November 30, 2026.

Upon entering into the lease on September 1, 2021, PhenixFIN recorded a right-of-use asset and a lease liability as of that date.

Total operating lease cost incurred by PhenixFIN for the years ended September 30, 2023 and 2022 was $141,330 and $129,552, respectively. During the year ended September 30, 2021, the Company made a security deposit of $72,000 and prepaid rent of $12,000 and no operating lease costs were incurred. As of September 30, 2023 and 2022, the asset related to the operating lease was $449,815 and $513,142, respectively, and is included in the Other assets balance on the Consolidated Balance Sheet. As of September 30, 2023 and 2022, the lease liability was $432,698 and $570,695, respectively, and is included in the Other liabilities balance on the Consolidated Statements of Assets and Liabilities. As of September 30, 2023 and 2022, the remaining lease term was approximately three and four years, respectively, for each of the respective periods and the implied borrowing rate was 5.25% for each of the respective periods.

The following table shows future minimum payments under PhenixFIN’s operating lease as of September 30, 2023:

For the Years Ended September 30,	Amount
2024	$156,359
2025	156,971
2026	161,680
2027	27,417
Thereafter	-
502,427
Difference between undiscounted and discounted cash flows	(69,729)
$432,698

Note 9. Fee Income

Fee income consists of amendment fees, prepayment penalty and other miscellaneous fees which are non-recurring in nature, as well as administrative agent fees, which are recurring in nature. The following table summarizes the Company’s fee income for the years ended September 30, 2023, 2022 and 2021 (dollars in thousands):

	For the Years Ended September 30,
	2023	2022	2021
Prepayment fee	$-	$235	$-
Administrative agent fee	169	94	414
Amendment fee	53	4	94
Other fees	102	87	2,059
Fee income	$324	$420	$2,567

Note 10. Directors Fees

For each of calendar years 2021 and 2022, the Company’s independent directors each received an annual fee of $100,000. In addition, the lead independent director received an annual retainer of $30,000; the chair of the Audit Committee received an annual retainer of $25,000, and each of its other members received an annual retainer of $12,500; and the chairs of the Nominating and Corporate Governance Committee and of the Compensation Committee each received an annual retainer of $15,000 and each of the other members of these committees received annual retainers of $8,000. The Company’s independent directors also received a fee of $3,000 for each board meeting and $2,500 for each committee meeting that they attended.

For the 2023 calendar period through April 30, 2023, the independent directors were subject to the foregoing fee structure. Effective May 1, 2023, the structure was modified (simplified) such that each of the Company’s independent directors receives an annual fee of $150,000. In addition, the lead independent director receives an annual retainer of $30,000; the chair of the Audit Committee receives an annual retainer of $25,000, and each of its other members receives an annual retainer of $12,500; and the chairs of the Nominating and Corporate Governance Committee and of the Compensation Committee each receives an annual retainer of $15,000 and each of the other members of these committees receives annual retainers of $8,000. The Company’s independent directors no longer receive fees for each board and committee meeting that they attend.

No board service compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the years ended September 30, 2023, 2022 and 2021, the Company recognized $0.7 million, $0.7 million and $1.0 million, for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of September 30, 2023, 2022 and 2021.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the years ended September 30, 2023, 2022 and 2021 (dollars in thousands, except share and per share amounts):

	For the Years Ended September 30,
	2023	2022	2021
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$26,918	$(6,107)	$1,278
Weighted average shares of common stock
outstanding - basic and diluted	2,092,326	2,323,601	2,677,891
Earnings (loss) per share of common stock - basic and diluted	$12.87	$(2.63)	$0.48

Note 12. Financial Highlights

The following is a schedule of financial highlights for the years ended September 30, 2023, 2022, 2021, 2020 and 2019:

	For the Years Ended September 30,
	2023	2022	2021	2020	2019
Per share data
Net Asset Value per share at Beginning of Period	$57.49	$57.08	$55.30	$79.46	$117.92

Results of Operations:
Net Investment Income/(Loss)(1)	3.11	1.48	6.92	(1.00)	(7.66)
Net Realized Gain/(Loss) on Investments	(5.51)	2.24	(15.86)	(18.35)	(41.18)
Net Unrealized Gain/(Loss) on Investments	15.27	(6.22)	9.47	(3.90)	14.13
Net loss on extinguishment of debt	-	(0.13)	(0.05)	(0.91)	(0.75)
Net Increase (Decrease) in Net Assets Resulting from Operations	12.87	(2.63)	0.48	(24.16)	(35.46)

Capital Share Transactions
Distributions declared	-	(0.12)	-	-	(3.00)
Repurchase of common stock under stock repurchase program	0.39	3.16	1.30	-	-
Net Increase (Decrease) Resulting from Capital Share Transactions	0.39	3.04	1.30	-	(3.00)
Net Asset Value per share at End of Period	$70.75	$57.49	$57.08	$55.30	$79.46

Net Assets at End of Period	$146,705,535	$120,845,408	$143,693,981	$150,619,517	$216,432,530
Shares Outstanding at End of Period	2,073,713	2,102,129	2,517,221	2,723,709	2,723,709

Per share market value at end of period	$37.90	$34.88	$42.90	$17.83	$51.80
Total return based on market value(2)	8.66%	(18.69)%	140.61%	(65.58)%	(29.91)%
Total return based on net asset value (3)	21.40%	(15.90)%	(4.60)%	(30.41)%	(29.47)%
Portfolio turnover rate	32.62%	69.43%	24.97%	5.66%	11.93%

Note 12. Financial Highlights (continued)

Ratios:
Ratio of net investment/(loss) income to average net assets after waivers, discounts and reimbursements	4.80%	2.55%	12.44%	(1.64)%	(7.96)%
Ratio of total expenses to average net assets	10.04%	9.02%	9.26%	14.64%	25.62%

Supplemental Data:
Percentage of non-recurring fee income	1.61%	2.70%	7.94%	2.33%	4.29%
Average debt outstanding(4)	$81,599,762	$85,397,690	$82,930,098	$189,038,998	$347,991,878
Average debt outstanding per weighted average common share	$39.18	$36.75	$30.97	$69.40	$127.76
Asset coverage ratio per unit(5)	$2,707	$2,550	$2,856	$1,992	$1,842
2021 Notes(6)	$-	$-	$-	$74,012,825	$74,012,825
2023 Notes	$-	$22,521,800	$77,846,800	$77,846,800	$77,846,800
2028 Notes	$57,500,000	$57,500,000	$-	$-	$-
Credit Facility	$28,441,941	$-	$-	$-	$-
Israeli Notes(7)	$-	$-	$-	$-	$105,136,927

(1)	Net investment income/(loss) excluding management and incentive fee waivers, discounts and reimbursements based on total weighted average common stock outstanding equals $3.11, $1.48, $6.92, $(3.35), and $(7.66) per share for the years ended September 30, 2023, 2022, 2021, 2020, and 2019, respectively.
(2)	Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period.
(3)	Total return is historical and assumes changes in NAV, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period.
(4)	Based on daily weighted average carrying value of debt outstanding during the period.
(5)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

As of September 30, 2023, the Company’s asset coverage was 270.7% after giving effect to leverage and therefore the Company’s asset coverage was above 200%, the minimum asset coverage requirement under the 1940 Act.

(6)	During the year ended September 30, 2021, the 2021 Notes were redeemed in full and ceased trading on November 20, 2020. The average price for the year ended September 30, 2021 reflects the period from October 1, 2020 through November 20, 2020.
(7)	During the year ended September 30, 2020, the Israeli Notes were redeemed in full and ceased trading on the TASE on April 14, 2020.

Note 13. Dividends

Any dividends and distributions to common stockholders are recorded on the ex-dividend date. Any amounts to be paid out as a dividend are determined by our board of directors.

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

The Company did not declare any regular distribution payments during the years ended September 30, 2023, 2022 and 2021. During the year ended September 30, 2022, a special dividend was declared in the amount of $265,798 on June 24, 2022 payable on July 13, 2022 to Stockholders of record on July 5, 2022.

Note 14. Share Transactions

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program.

On February 8, 2023, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Since announcing this share repurchase program on January 11, 2021, the Company has repurchased an aggregate of 649,996 shares of common stock through September 30, 2023 with a total cost of approximately $25.7 million, or 23.9% of shares outstanding as of the program’s inception. The total remaining amount authorized under the expanded share repurchase program is approximately $9.3 million.

The following table sets forth the number of shares of common stock repurchased by the Company at an average price of $39.60 per share under its share repurchase program from February 10, 2021 through September 30, 2023:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
February 2021	13,082	$30.25 - $30.96	397,384
March 2021	12,241	$30.25 - $34.42	393,938
April 2021	14,390	$33.11 - $34.89	491,469
May 2021	25,075	$34.56 - $39.93	976,440
August 2021	141,700	$41.03 - $42.28	5,944,213
January 2022	7,312	$39.07 - $40.88	293,756
February 2022	170,589	$39.53 - $41.00	6,908,864
March 2022	132,054	$39.24 - $40.57	5,306,885
April 2022	2,942	$39.07 - $41.00	117,758
May 2022	3,391	$37.70 - $39.78	131,338
June 2022	3,515	$37.28 - $39.19	135,063
July 2022	700	$36.40 - $37.23	25,864
August 2022	3,081	$28.24 - $37.79	112,456
September 2022	91,508	$36.80 - $37.50	3,443,845
October 2022	701	$35.20 - $36.14	14,434
November 2022	1,103	$34.53 - $35.28	38,790
December 2022	1,501	$33.26 - $34.84	51,295
January 2023	2,052	$32.78 - $34.84	68,665
February 2023	3,131	$33.06 - $39.03	115,430
March 2023	2,003	$37.02 - $38.89	76,214
April 2023	649	$35.79 - $37.03	23,671
May 2023	100	$36.53 - $36.53	3,658
June 2023	2,300	$33.63 - $38.76	85,556
August 2023	14,751	$36.98 - $39.41	575,728
September 2023	125	$38.11 - $38.11	4,772
Total	649,996		$25,737,486

During the year ended September 30, 2023, 28,291 shares were transferred into treasury, including 300 shares that were repurchased during the year ended September 30, 2022 and transferred into treasury during the year ended September 30, 2023.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items disclosed herein, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the Consolidated Financial Statements as of and for the year ended September 30, 2023.

In December 2023, the Company established a subsidiary to serve as a regulated insurance company. This subsidiary also entered into a merger agreement pursuant to which it agreed to acquire a controlling interest in VR Insurance SPV, LLC, a company primarily engaged in the insurance business through its subsidiaries (“VR”), and to provide additional capital to such company. Our subsidiary’s controlling interest in VR is being acquired pursuant to a plan of reorganization duly adopted by VR which calls for the merger and recapitalization of VR. The Company’s total investment in the insurance subsidiary and VR is expected to approximate $49 million. The merger transaction is presently expected to close in the first half of 2024 and is subject to various closing conditions, including insurance regulatory approvals.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal controls over financial reporting were effective as of September 30, 2023.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2023.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2023.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year ended September 30, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

(b) Exhibits:

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.2	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2020).

3.3	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.4	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.5	Amendment No. 1 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 7, 2019).

3.6	Amendment No. 2 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.7	Amendment No. 3 to the Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 16, 2021.)

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

4.2	Indenture, dated February 7, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.2 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-179237), filed on February 13, 2012).

4.3	First Supplemental Indenture, dated March 21, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 21, 2012).

4.4	Second Supplemental Indenture, dated March 18, 2013, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

4.5	Third Supplemental Indenture, dated December 17, 2015, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.6 to the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2 (File No. 333-187324), filed December 17, 2015).

4.6	Fourth Supplemental Indenture, dated November 15, 2021, between PhenixFIN Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to the Current Report on Form 8-K filed November 15, 2021)

4.7	Description of PhenixFIN Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-258913), filed on October 15, 2021.

10.1	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J.1 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.2	Form of Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.3	Settlement Term Sheet, dated April 15, 2019 (Incorporated by reference to the Current Report on Form 8-K, filed on April 17, 2019).

10.4	Stipulation of Settlement, dated July 29, 2019, by and among Medley Capital Corporation, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, Medley Management Inc., MCC Advisors LLC, Medley LLC and Medley Group LLC, on the one hand, and FrontFour Capital Group LLC and FrontFour Master Fund, Ltd., on behalf of themselves and a class of similarly situated stockholders of Medley Capital Corporation, on the other hand, in connection with the action styled In re Medley Capital Corporation Stockholder Litigation, Cons. C.A. No. 2019-0100-KSJM (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.5	Governance Agreement, dated July 29, 2019, by and among, Medley Capital Corporation, on the one hand, and FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, on the other hand (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.6	Standstill Agreement, dated as of August 19, 2020, by and between the Medley Capital Corporation and Howard Amster and the other persons and entities identified therein (Incorporated by reference to the Current Report on Form 8-K filed on August 21, 2020).

10.7	Fund Accounting Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on December 11, 2020).

10.8	Administration Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on December 11, 2020).

10.9	Services Agreement, dated August 9, 2022, by and between PhenixFIN Corp. and SS&C Technologies, Inc. (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed on December 16, 2022).

10.10	Loan Administration and Custodial Agreement, dated September 12, 2022 by and between PhenixFIN Corp. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on December 16, 2022).

10.11	Credit Agreement, dated December 15, 2022 by and between PhenixFIN Corporation and Woodforest National Bank (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed on December 16, 2022).

10.12	Pledge and Security Agreement, dated December 15, 2022 by and between PhenixFIN Corporation and Woodforest National Bank (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on December 16, 2022).

14.1	Code of Ethics & Insider Trading Policy of the Registrant (Incorporated by reference to Exhibit 99.R to the Registrant’s Registration Statement on Form N-2 (File No. 333-258913), filed on August 19, 2021.

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 of the Quarterly Report on Form 10-Q filed on February 10, 2022)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Notice of Redemption to the Holders of the 6.125% Senior Notes due 2023, dated December 15, 2022 (Incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K filed on December 16, 2022).

99.2*	FlexFIN, LLC Audited Financial Statements for the Year Ended September 30, 2023

99.3*	PhenixFIN Compensation Clawback Policy and Procedures

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 22, 2023

PhenixFIN Corporation

By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer
(Principal Accounting and Financial Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on December 22, 2023.

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