Form 10-K/A
period 2023-09-30
PhenixFIN Corp
filed 2024-01-26
CIK 1490349

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant as of March 31, 2023 was $60,578,642. The Registrant had 2,060,490 shares of common stock, $0.001 par value, outstanding as of January 26, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

PhenixFIN Corporation, a Delaware corporation, or together with its subsidiaries, where applicable, the Company, which may also be referred to as “we”, “us” or “our”, is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which was filed with the SEC on December 22, 2023 (the “Form 10-K”). The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of the Form 10-K, which information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and replace in its entirety Part III of the Form 10-K.

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

Directors

Information regarding the Board of Directors is as follows:

Name, Address, and Age(1)	Position(s) Held with Company	Terms of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years	Other Directorships Held by Director

Interested Directors
David A. Lorber, 45	Chairman Chief Executive Officer	Class I Director since 2019; Term expires 2024	Chairman and Chief Executive Officer of the Company; Co-Founder, Director, Managing Member, and Portfolio Manager of FrontFour Capital; Co-Founder and Principal of FrontFour Capital Corp.	Director of FrontFour Capital. Former director of GSR II Meteora Acquisition Corp.

Independent Directors
Arthur S. Ainsberg, 77	Director	Class II Director, since 2011; Term expires 2025	President of Ainsberg Associates
Former director of AG Mortgage Investment Trust; Nomura Securities International, Inc.; Nomura Global Financial Products, Inc.; Nomura Holding America, Inc.; and National Financial Partners Corporation

Howard Amster, 76	Director	Class I Director since 2020; Term expires 2024
President, Pleasant Lake Apts. Corp. (since 1992); Principal and registered representative, investment advisor and financial options and operations principal, Ramat Securities Ltd. (since 1998); Registered Representative, McDonald Partners LLC (2015-July 2020).
Director, Novation Companies, Inc.; Director and member of the Executive Committee of Horizon Group Properties, Inc.
Karin Hirtler-Garvey, 67	Director	Class III Director since 2011; Term expires 2026	See “Other Directorships Held by Director”
Director of ProSight Global Inc.; USAA Federal Savings Bank; VA Capital Management; and Victory Capital Management. Previously director of ARO Liquidation Inc., the successor company to Aeropostale, Inc.; Aeropostale Inc.; Validus Holdings Ltd.; StarStone and Western World Insurance Group

Lowell W. Robinson, 75	Director	Class III Director since 2019; Term expires 2026	See “Other Directorships Held by Director”
Director of the New York Academy of Science. Former director of Starboard Value Acquisition Corporation; Aratana Therapeutics, Inc.; EVINE Live Inc. (formerly ShopHQ); Higher One Holdings, Inc.; Barnes and Noble Education.

(1)	The business address of the directors is c/o PhenixFIN Corporation, 445 Park Avenue, 10th Floor, New York, NY 10022.

David A. Lorber is an “interested person” of the Company as defined in the 1940 Act due to his position as Chief Executive Officer of the Company.  He was appointed Chairman of the Board of the Company and Chief Executive Officer effective January 1, 2021. He is a Co-Founder of FrontFour Capital, an investment adviser, and serves as a Portfolio Manager since January 2007. He is also a Co-Founder of FrontFour Capital Corp., an investment adviser, and has been a Principal since January 2011. Previously, Mr. Lorber was a Senior Investment Analyst at Pirate Capital LLC, a hedge fund, from 2003 to 2006. He was an Analyst at Vantis Capital Management LLC, a money management firm and hedge fund, from 2001 to 2003 and an Associate at Cushman & Wakefield, Inc., a global real estate firm, from 2000 to 2001. Mr. Lorber serves as a director of FrontFour Capital. From February 2022 till June 2023, Mr. Lorber served as a director of GSR II Meteora Acquisition Corp. (NASDAQ: GSRM), a blank check company formed for the purpose of effecting a business combination with one or more businesses. From May 2013 till April 2022 Mr. Lorber was the Lead Director of Ferro Corporation (NYSE:FOE), a leading producer of specialty materials and chemicals for manufacturers and served as the Chairman of its Governance & Nomination Committee and a member of its Compensation Committee.

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

Executive Officers

Information regarding our executive officers who are not directors of the Company are as follows:
Name, Address, and Age(1)	Position(s) Held with Company	Principal Occupation(s) During Past 5 Years

Ellida McMillan, 56	Chief Financial Officer	Chief Financial Officer and Chief Operating Officer (April 2017 – February 2020) of Alcentra Capital Corporation
(1)	The business address of the executive officers is c/o PhenixFIN Corporation, 445 Park Avenue, 10th Floor, New York, NY 10022.

Ellida McMillan is the Chief Financial Officer of the Company.  She served as Chief Financial Officer and Chief Operating Officer of Alcentra Capital Corporation, a NASDAQ-traded BDC, from April 2017 until it merged into Crescent Capital BDC, Inc. in February 2020.  Previously, from November 2013 to April 2017, she served as Chief Accounting Officer, Treasurer and Secretary of Alcentra Capital. At Alcentra Capital she developed the company’s financial and operating infrastructure, oversaw its IPO and initial NASDAQ listing, and participated in all corporate M&A and strategic processes involving the company.

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

Committees of the Board of Directors

An Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee have been established by our Board of Directors.  Previous to January 1, 2021, the Company also had a Special Committee.  During the fiscal year of 2023, the Board of Directors held 6 meetings, the Audit Committee held 6 meetings, the Nominating and Corporate Governance Committee held 1 meeting, and the Compensation Committee held 1 meeting.  All directors attended at least 75% of the aggregate number of meetings of the Board of Directors and of the respective committees on which they serve. We require each director to make a diligent effort to attend all Board of Directors’ and committee meetings as well as each annual meeting of our stockholders.

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

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports are established by the rules of the Securities and Exchange Commission, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of the copies of such reports and written representations delivered to the Company by such persons, we believe that there were no failures to comply with Section 16(a) reporting requirements by such persons during the Company’s fiscal year ended September 30, 2023.

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

Compensation Discussion & Analysis

The following Compensation Discussion and Analysis (“CD&A”) provides information relating to the compensation of the Company’s Named Executive Officers, (“NEOs”) for the fiscal year ended September 30, 2023, who were:

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

The Compensation Committee retained Pearl Meyer & Partners LLC (“Pearl Meyer”) as an independent compensation consultant to provide such compensation consulting services for fiscal year 2023, including to benchmark and opine on market competitive compensation levels and mix necessary to attract and retain quality executive officers and independent directors. Pearl Meyer received input from Company management regarding the Company’s strategic goals and the manner in which executive compensation supports these goals. The Compensation Committee evaluated Pearl Meyer’s independence from the Company and determined that Pearl Meyer is independent primarily because it does not work for management of the Company, receives no compensation from the Company other than its work in advising the Compensation Committee and maintains no other economic relationships with the Company or any of its affiliates.

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

Executive Compensation Components

Overview

For fiscal year 2023, the components of the Company’s direct compensation for NEOs included base salary, discretionary cash bonuses, and long-term incentive awards (“LTIAs”). The Compensation Committee analyzed the competitiveness of the components of compensation described herein on both an individual and aggregate basis. The Compensation Committee believes that the total compensation paid to the NEOs for the fiscal year ended September 30, 2023 is consistent with the overall objectives of the Company.

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

For additional information regarding the compensation of the NEOs for fiscal year 2023, please refer to “2023 Compensation Determination” and “Compensation of Executive Officers.”

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

For calendar year 2023, Mr. Lorber received an annual base salary of $530,000. For calendar year 2023, Ms. McMillan received an annual base salary equal to $350,000.  Such amounts were determined to be appropriate with respect to the roles and responsibilities of the NEOs. The Compensation Committee’s goal in setting the base salary levels for the NEOs is to adequately compensate the NEOs for expected base levels of performance and provide for the adequate retention of the NEOs.  The Compensation Committee believes that the base salaries were competitive in the marketplace, consistent with budgetary constraints, and appropriate as a key component of an overall compensation package.

Annual Cash Bonuses

Annual cash bonuses are discretionary and are intended to reward individual performance during the year and can therefore be highly variable from year to year. Cash bonus awards for the NEOs are generally determined by the Compensation Committee annually on a discretionary basis based on performance criteria, particularly corporate and individual performance goals and other measures. Should actual performance exceed expected performance criteria, the Compensation Committee may adjust individual cash bonuses to take such superior performance into account. Likewise, should actual performance fall below expected performance criteria, the Compensation Committee may adjust individual cash bonuses to take such performance into account.

Upon the recommendation of the Compensation Committee, Mr. Lorber’s 2023 annual discretionary bonus was $1,395,000 which exceeded the target annual bonus amount which had been set at 137.5% of his base salary, as determined by the Compensation Committee in the manner described herein.  Upon the recommendation of the Compensation Committee, Ms. McMillan’s 2023 annual discretionary bonus was $540,000 which exceeded the target annual bonus amount which had been set at 80% of her base salary, as determined by the Compensation Committee in the manner described herein.

The Compensation Committee considered several financial performance metrics as well as other factors when evaluating the cash bonuses paid to NEOs for 2023. The Compensation Committee considered such quantitative metrics as NAV per share, net investment income per share, and operating expenses (as a percentage of equity), as well as Mr. Lorber’s and Ms. McMillan’s respective performance versus the strategic goals that had been set for 2023. The Compensation Committee also consulted with its independent compensation consultant and also took into account Company budgetary constraints. The net result of these considerations resulted in the aforementioned discretionary annual cash bonuses being paid to the NEOs.  In particular, cash bonuses paid to NEOs for 2023 performance included recognition of the Company’s financial results, including net asset value (“NAV”) per share growth, net investment income and key operational achievements.

The amount of the annual cash bonus paid to each NEO for 2023 is presented under the caption entitled “Compensation of Executive Officers - Summary Compensation Table.” The Compensation Committee believes that these annual cash bonus awards are individually appropriate based on 2023 performance. Such bonuses comprise a key component of the Company’s overall compensation program.

Long-Term Cash Incentive Plan

On May 9, 2022, the Board of Directors of the Company adopted the PhenixFIN 2022 Long-Term Cash Incentive Plan (the “CIP”) pursuant to the recommendation by the Compensation Committee. The CIP provides for performance-based cash awards to key employees of the Company, as approved by the Compensation Committee, based on the achievement of pre-established financial goals for the relevant performance period. The performance goals may be expressed as one or a combination of net asset value of the Company, net asset value per share of the Company’s common stock, changes in the market price of shares of the Company’s common stock, individual performance metrics and/or such other goals and objectives the Compensation Committee considers relevant.

The Compensation Committee in April 2022 approved awards for the three-year performance period commencing on October 1, 2021 and ending on September 30, 2024 (the “2022 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to 0%-200% of his or her target performance award, based on the achievement of NAV and NAV per share goals (weighted at 30% and 70%, respectively) as of the end of the performance period (the “Performance Goals”). Performance is evaluated separately for each Performance Goal. Each Performance Goal is subject to (i) a threshold level of performance at which a percentage of the target performance award attributable to that Performance Goal may be paid and below which no payment is made pursuant to an award, (ii) a target level of performance at which 100% of the target performance award attributable to that Performance Goal may be paid and (iii) a maximum level of performance, at which 200% of the target performance award attributable to that Performance Goal may be paid, in each case subject to such other terms and conditions of an award. No payment is made with respect to a Performance Goal if a threshold level of performance is not achieved. Between threshold, target and maximum performance levels for each Performance Goal, the amount of the award attributed to the Performance Goal will be linearly interpolated.

In December 2022, the Compensation Committee approved awards for Mr. Lorber and Ms. McMillan for the three-year performance period commencing on October 1, 2022 and ending on September 30, 2025 (the “2023 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to 0%-200% of their target performance award, based on the achievement of NAV and NAV per share goals (weighted at 20% and 80%, respectively) as of the end of the performance period. Performance is evaluated separately for each Performance Goal. The threshold, target and maximum performance levels are structured similar to those of the April 2022 awards.

The target performance award for both the 2022 LTIP Plan and 2023 LTIP Plan for each of Mr. Lorber and Ms. McMillan is $890,000 and $380,000, respectively. During the year ended September 30, 2023, the Company recorded an accrual of $318,000, for these awards. During the years ended September 30, 2022 and 2021, the Company did not record an accrual.

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

Stockholder Advisory Vote on Executive Compensation

In accordance with applicable regulations, the Company held an advisory vote at the Company’s 2023 annual meeting, whereby Company stockholders voted, on an advisory basis, on the approval of the compensation of the NEOs as disclosed pursuant to Item 402 of Regulation S-K. This proposal was approved by the requisite vote of shareholders.

Conclusion

We believe that our compensation policies and objectives are designed to fairly compensate, retain and motivate our NEOs and to ultimately reward them for outstanding performance. The retention and motivation of our NEOs should enable us to grow strategically and position ourselves competitively in the market in which we operate.

Compensation Committee Report

We have reviewed the foregoing Compensation Discussion and Analysis. Based on our review as well as on our discussions with management, we recommend to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K/A for the year ended September 30, 2023.

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

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth compensation of the Company’s NEOs, for the fiscal year ended September 30, 2023:

Summary Compensation Table

Name and Principal Position	Year(1)	Salary(2)	Bonus(3)	Total
David A. Lorber Chairman of the Board of Directors and Chief Executive Officer	2023	$530,000.00	$1,395,000.00	$1,925,000.00
Ellida McMillan Chief Financial Officer	2023	$350,000.00	$540,000.00	$890,000.00

(1)	The Company completed the Internalization effective January 1, 2021, prior to which period the Company did not directly compensate its management team in its capacity as such.

(2)
Effective January 1, 2021, Mr. Lorber began service as Chairman and Chief Executive Officer, and Ms. McMillan began service as Chief Financial Officer. The salaries of Mr. Lorber and Ms. McMillan were paid pursuant to the employment arrangements with such individuals and the Company.

(3)
Mr. Lorber’s target discretionary annual bonus amount was 137.5% of his base salary, and Mr. Lorber’s bonus exceeded such amount given the performance of the Company. Ms. McMillan’s target discretionary annual bonus amount was 80% of her base salary, and Ms. McMillan’s bonus exceeded such amount given the performance of the Company.

COMPENSATION OF DIRECTORS

The following table sets forth compensation of the Company’s directors, for the fiscal year ended September 30, 2023:

Director Compensation

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Interested Directors
David Lorber(3)		$-	$
Independent Directors
Arthur S. Ainsberg	$213,333	-		$213,333
Howard Amster	$153,833	-		$153,833
Karin Hirtler-Garvey	$188,833	-		$188,833
Lowell W. Robinson	$172,833	-		$172,833

(1)	See below for a breakdown of director fees.

(2)
We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors. However, our independent directors have the option to receive all or a portion of the directors’ fees to which they would otherwise be entitled in the form of shares of our common stock issued at a price per share equal to the greater of our then current net asset value per share or the market price at the time of payment. No shares were issued to any of our independent directors in lieu of cash during the fiscal year ended September 30, 2023.

(3)	Mr. Lorber is an “interested person” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act and was not paid compensation for his role as Chairman of the Board of Directors.

As compensation for serving on our Board of Directors, each independent director received compensation according to the following schedule:

Compensation Type	Dollar Amount
Annual Retainers
All Independent Directors	$150,000
Lead Independent Director	$30,000
Audit Committee Chair	$25,000
Compensation Committee Chair	$15,000
Nominating and Corporate Governance Committee Chair	$15,000
Other Audit Committee Members	$12,500
Other Compensation Committee Members	$8,000
Other Nominating and Corporate Governance Committee Members	$8,000

Per Meeting Fees
Board	$0
Committee	$0

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

The following table sets forth, as of January 24, 2024, the beneficial ownership of our directors, our executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially		Percentage of Class(1)
Interested Director
David A. Lorber	187,099.416	(2)	8.9%
Independent Directors
Arthur S. Ainsberg	1,000		*	%
Howard Amster	270,470	(3)	12.9%
Karin Hirtler-Garvey	1,000		*	%
Lowell W. Robinson	1,000		*	%
Executive Officer
Ellida McMillan	1,111		*	%
All executive officers and directors as a group (6 persons)	461,680.416		22.0%
* Represents less than one percent.

(1)	Based on a total of 2,097,216.253 shares of the Company’s common stock issued and outstanding on January 24, 2024.

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

(3)
These shares are deemed to be beneficially owned by Howard Amster, as a result of his personal ownership and in his capacity as President of Pleasant Lakes Apts. Corp., which is the General Partner of Pleasant Lakes Apts. Limited Partnership, and in his capacity as the trustee of the various trusts listed in the Form 4 filed with the SEC by Mr. Amster on June 16, 2023.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of January 24, 2024. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Director
David A. Lorber	over $100,000
Independent Directors
Arthur S. Ainsberg	$10,001-$50,000
Howard Amster	over $100,000
Karin Hirtler-Garvey	$10,001-$50,000
Lowell W. Robinson	$10,001-$50,000

(1)	The dollar ranges are: None, $1 - $10,000, $10,001 - $50,000, $50,001 - $100,000, or over $100,000.

(2)
The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock $44.58 on January 24, 2024 on the NASDAQ Global Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

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

The Audit Committee and the independent directors of the Board of Directors have appointed KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2024, subject to ratification or rejection by the stockholders of the Company. For the fiscal year ended September 30, 2022, Ernst & Young LLP served as the Company’s independent public accounting firm. At the Company’s 2023 annual meeting, the stockholders voted to ratify the selection of KPMG LLP (New York, New York, PCAOB ID 185) as the Company’s independent public accounting firm for the fiscal year ended September 30, 2023. Ernst & Young LLP provided professional services to the Company in the fiscal year ended September 30, 2023 through February 27, 2023.

The following table displays fees for professional services for the fiscal year ended September 30, 2023 and the fees for professional services by Ernst & Young LLP for the fiscal year ended September 30, 2022 (dollars in thousands):

	Fiscal Year Ended September 30, 2023(1)	Fiscal Year Ended September 30, 2022
Audit Fees	$618	$642
Audit Related Fees	-	-
Tax Fees	83	90
All Other Fees	-	-
	$701	$732

(1) Includes any fees for professional services paid to Ernst & Young LLP during the fiscal year ended September 30, 2023.

Audit Fees: Audit fees include fees for services that normally would be provided by KPMG LLP in connection with statutory and regulatory filings or engagements and that generally only an independent registered public accounting firm can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 26, 2024.

PhenixFIN Corporation

By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)