Form 10-Q
period 2023-12-31
PhenixFIN Corp
filed 2024-02-08
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2023

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

The Registrant had 2,060,490 shares of common stock, $0.001 par value, outstanding as of February 8, 2024.

PHENIXFIN CORPORATION

i

PHENIXFIN CORPORATION

Consolidated Statements of Assets and Liabilities

	December 31, 2023	September 30, 2023
	(Unaudited)
Assets:
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $123,544,114 and $134,339,121 respectively)	$116,100,267	$125,531,031
Affiliated investments (amortized cost of $49,381,900 and $48,233,910, respectively)	40,868,870	37,289,617
Controlled investments (amortized cost of $85,250,537 and $82,437,692, respectively)	65,252,515	63,640,043
Total Investments at fair value	222,221,652	226,460,691
Cash and cash equivalents	12,173,975	5,988,223
Receivables:
Interest receivable	1,400,137	971,115
Dividends receivable	243,302	161,479
Other receivable	-	31,425
Prepaid share repurchase	132,295	199,019
Due from Affiliate	417,014	409,214
Other assets	615,571	833,000
Deferred financing costs	637,276	699,124
Receivable for investments sold	-	3,940,175
Total Assets	$237,841,222	$239,693,465

Liabilities:
Credit facility and note payable (net of debt issuance costs of $1,605,256 and $1,688,835, respectively)	$84,336,685	$84,253,106
Accounts payable and accrued expenses	1,615,180	3,066,984
Interest and fees payable	721,341	690,398
Other liabilities	394,364	432,698
Administrator expenses payable (see Note 6)	72,852	-
Payable for investments purchased	-	4,123,059
Deferred revenue	-	421,685
Total Liabilities	87,140,422	92,987,930

Commitments and Contingencies (see Note 8)

Net Assets:
Common Shares, $0.001 par value; 5,000,000 shares authorized; 2,723,709 shares issued; 2,060,490 and 2,073,713 common shares outstanding, respectively	2,061	2,074
Capital in excess of par value	694,273,678	694,812,239
Total distributable earnings (loss)	(543,574,939)	(548,108,778)
Total Net Assets	150,700,800	146,705,535
Total Liabilities and Net Assets	$237,841,222	$239,693,465

Net Asset Value Per Common Share	$73.14	$70.75

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended December 31,
	2023	2022

Interest Income:
Interest from investments
Non-controlled, non-affiliated investments:
Cash	$2,682,143	$1,916,041
Payment in-kind	90,674	106,187
Affiliated investments:
Cash	455,692	198,453
Payment in-kind	-	89,743
Controlled investments:
Cash	286,238	194,627
Payment in-kind	149,967	-
Total interest income	3,664,714	2,505,051
Dividend income	2,013,726	2,032,358
Interest from cash and cash equivalents	41,108	92,226
Fee income (see Note 9)	2,108	73,599
Other income	22	-
Total Investment Income	5,721,678	4,703,234

Expenses:
Interest and financing expenses	1,542,061	1,233,176
Salaries and benefits	1,424,992	857,533
Professional fees, net	357,554	347,917
General and administrative expenses	325,061	219,977
Directors fees	187,500	194,000
Insurance expenses	97,756	124,084
Administrator expenses (see Note 6)	77,852	77,884
Total expenses	4,012,776	3,054,571
Net Investment Income	1,708,902	1,648,663

Realized and unrealized gains (losses) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	229,804	13,448
Affiliated investments	-	-
Controlled investments	-	-
Total net realized gains (losses)	229,804	13,448
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	1,364,243	1,523,099
Affiliated investments	2,431,263	715,537
Controlled investments	(1,200,373)	51,169
Total net change in unrealized gains (losses)	2,595,133	2,289,805
Total realized and unrealized gains (losses)	2,824,937	2,303,253

Net Increase (Decrease) in Net Assets Resulting from Operations	$4,533,839	$3,951,916

Weighted average basic and diluted earnings per common share	$2.19	$1.88
Weighted average common shares outstanding - basic and diluted (see Note 11)	2,072,694	2,100,876

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock			Total
	Shares	Par Amount	Capital in Excess of Par Value	Distributable Earnings/ (Loss)	Total Net Assets
Balance at September 30, 2022	2,102,129	$2,102	$675,401,802	$(554,558,496)	$120,845,408
OPERATIONS
Net investment income (loss)	-	-	-	1,648,663	1,648,663
Net realized gains (losses) on investments	-	-	-	13,448	13,448
Net change in unrealized appreciation (depreciation) on investments	-	-	-	2,289,805	2,289,805
Net loss on extinguishment of debt	-	-	-	-	-
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(2,305)	(2)	(104,517)	-	(104,519)
Total Increase (Decrease) in Net Assets	(2,305)	(2)	(104,517)	3,951,916	3,847,397

Balance at December 31, 2022	2,099,824	$2,100	$675,297,285	$(550,606,580)	$124,692,805

Balance at September 30, 2023	2,073,713	$2,074	$694,812,239	$(548,108,778)	$146,705,535
OPERATIONS
Net investment income (loss)	-	-	-	1,708,902	1,708,902
Net realized gains (losses) on investments	-	-	-	229,804	229,804
Net change in unrealized appreciation (depreciation) on investments	-	-	-	2,595,133	2,595,133
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(13,223)	(13)	(538,561)	-	(538,574)
Total Increase (Decrease) in Net Assets	(13,223)	(13)	(538,561)	4,533,839	3,995,265

Balance at December 31, 2023	2,060,490	$2,061	$694,273,678	$(543,574,939)	$150,700,800

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$4,533,839	$3,951,916
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from sale and settlements of investments	22,052,279	19,188,416
Purchases, originations and participations	(14,290,362)	(6,931,516)
Investment increases due to payment-in-kind interest	(240,641)	(195,930)
Net amortization of premium (discount) on investments	(457,300)	(72,247)
Amortization of debt issuance cost	83,579	103,192
Amortization of deferred financing cost	91,848	30,431
Net realized (gains) losses from investments	(229,804)	(13,448)
Net unrealized (gains) losses on investments	(2,595,133)	(2,289,805)
(Increase) decrease in operating assets:
Interest receivable	(429,022)	(985,314)
Due from affiliate	(7,800)	(29,058)
Receivable for investments sold	3,940,175	-
Dividends receivable	(81,823)	-
Paydown receivable	-	(287,808)
Other receivable	31,425	36,992
Prepaid share repurchase	66,724	104,519
Other assets	217,429	138,264
Increase (decrease) in operating liabilities:
Payable for investments purchased	(4,123,059)	(16,550,000)
Accounts payable and accrued expenses	(1,451,804)	(998,141)
Administrator expenses payable	72,852	(6,644)
Interest and fees payable	30,943	-
Deferred revenue	(421,685)	146,919
Other liabilities	(38,334)	(37,682)
Net cash provided by (used in) operating activities	6,754,326	(4,696,944)
Cash Flows from Financing Activities:
Debt issuance costs paid	-	-
Deferred financing costs	(30,000)	(312,523)
Repurchase of common shares	(538,574)	(104,519)
Net cash provided by (used in) financing activities	(568,574)	(417,042)
Net increase (decrease) in cash and cash equivalents	6,185,752	(5,113,986)
Cash and cash equivalents, beginning of period	5,988,223	22,768,066
Cash and cash equivalents, end of period	$12,173,975	$17,654,080

Supplemental information:
Interest paid during the period	$1,319,852	$1,099,553

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of December 31, 2023

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value (4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (SOFR + CSA + 5.00%, 3.75% PIK)(20)(24)	4/30/2025	$9,656,385	$8,810,689	$7,860,298	5.21%
		Warrants(21)	5/22/2027	75,080	-	228,619	0.14%
				9,731,465	8,810,689	8,088,917	5.35%

Arcline FM Holdings, LLC	Aerospace & Defense	First Lien Term Loan (SOFR + CSA + 4.75%, 0.75% Floor)(20)(24)	6/23/2028	2,672,658	2,587,942	2,611,187	1.72%
				2,672,658	2,587,942	2,611,187	1.72%

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units(21)		417	416,250	-	0.00%
				417	416,250	-	0.00%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 833,152 Common Units(21)		833,152	66,475	-	0.00%
				833,152	66,475	-	0.00%

CB&L Associates Holdco I, LLC	Banking, Finance, Insurance & Real Estate	First Lien Term Loan (SOFR + CSA+ 2.75%, 1.00% Floor)(14)(20)(23)	11/1/2025	5,895,967	5,058,947	5,265,836	3.49%
				5,895,967	5,058,947	5,265,836	3.49%

Chimera Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 117,310 Class C Preferred Units(13)(15)		117,310	2,884,724	2,334,469	1.55%
		Equity - 163,601 Class D Preferred Units(9)(13)		163,601	3,463,275	3,813,539	2.53%
				280,911	6,347,999	6,148,008	4.08%

Copper Property CTL Pass Through Trust	Banking, Finance, Insurance & Real Estate	Equity Certificates(14)		622,795	7,807,670	6,296,457	4.18%
				622,795	7,807,670	6,296,457	4.18%

Deer Management Systems LLC	Consumer Discretionary	First Lien Term Loan (SOFR + CSA + 8.25%, 3.00% Floor)(8)(20)(24)	5/1/2028	3,336,250	3,261,036	3,356,250	2.23%
				3,336,250	3,261,036	3,356,250	2.23%

DirecTV Financing, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% Floor)(14)(20)(23)	8/2/2027	3,987,500	3,987,500	3,983,762	2.64%
				3,987,500	3,987,500	3,983,762	2.64%

First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 1.00% Floor)(20)(25)	3/30/2027	3,909,548	3,909,548	3,753,166	2.49%
				3,909,548	3,909,548	3,753,166	2.49%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of December 31, 2023

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Franklin BSP Realty Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 66,107 Common Units(13)		66,107	907,782	893,106	0.59%
				66,107	907,782	893,106	0.59%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest(21)		380	151,337	-	0.00%
				380	151,337	-	0.00%

Innovate Corp.(11)	Construction & Building	8.50% Senior Secured Notes(14)	2/1/2026	2,750,000	2,615,913	2,103,750	1.40%
				2,750,000	2,615,913	2,103,750	1.40%

Invesco Mortgage Capital, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 205,000 Class C Preferred Units(13)(16)		205,000	5,035,506	4,514,100	3.00%
				205,000	5,035,506	4,514,100	3.00%

NGS-WCS Group Holdings	Construction & Building	Senior Secured First Lien Term Loan B (SOFR + CSA+ 5.50%, 1.00% Floor)(20)(23)	11/12/2026	855,744	858,398	855,744	0.57%
JFL-NGS-WCS Partners, LLC	Construction & Building	Equity - 10,000,000 Units(21)		10,000,000	10,000,000	10,759,154	7.14%
				10,855,744	10,858,398	11,614,898	7.71%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(21)		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

Lucky Bucks, LLC	Consumer Discretionary	Equity - 180,739 Membership Units(21)		180,739	174,393	1,644,659	1.09%
		Priority Second Out Term Loan (SOFR + CSA + 7.50%, 1.00% Floor)(20)(23)	10/2/2029	1,361,240	1,334,015	1,361,240	0.90%
		Priority First Out Exit Term Loan (SOFR + CSA + 7.50%, 1.00% Floor)(20)(23)	10/2/2028	689,541	626,519	689,541	0.46%
				2,231,520	2,134,927	3,695,440	2.45%

McKissock Investment Holdings, LLC (dba Colibri)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% Floor)(20)(24)	3/10/2029	4,912,035	4,872,676	4,789,691	3.18%
				4,912,035	4,872,676	4,789,691	3.18%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of December 31, 2023

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
MFA Financial, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 97,426 Class C Preferred Units(13)(19)		97,426	2,318,487	2,065,431	1.37%
				97,426	2,318,487	2,065,431	1.37%

New York Mortgage Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 165,000 Class E Preferred Units(13)(18)		165,000	4,102,076	3,846,150	2.55%
				165,000	4,102,076	3,846,150	2.55%

PHH Mortgage Corp.	Banking, Finance, Insurance & Real Estate	7.875% Senior Secured Note(14)	3/15/2026	7,686,000	6,895,720	6,893,381	4.57%
				7,686,000	6,895,720	6,893,381	4.57%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(21)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 4.75%, 0.50% Floor)(20)(23)	1/26/2029	6,902,145	6,513,020	6,108,398	4.05%
				6,902,145	6,513,020	6,108,398	4.05%

Rithm Capital Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 206,684 Class B Preferred Units(13)(17)		206,684	5,129,170	4,764,066	3.16%
				206,684	5,129,170	4,764,066	3.16%

Secure Acquisition Inc. (dba Paragon Films)	Packaging	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.50% Floor)(20)(24)	12/16/2028	3,536,461	3,524,994	3,536,461	2.35%
				3,536,461	3,524,994	3,536,461	2.35%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of December 31, 2023

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units (2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 6.50%, 1.00% Floor)(20)(23)	12/30/2026	6,666,667	6,597,779	6,666,667	4.42%
		Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 6.50%, 1.00% Floor)(20)(23)	12/30/2026	3,200,000	3,163,084	3,200,000	2.12%
				9,866,667	9,760,863	9,866,667	6.54%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 358,867 Class A Units(21)		358,867	345,491	375,719	0.25%
				358,867	345,491	375,719	0.25%

Staples, Inc.	Services: Consumer	First Lien Term Loan (LIBOR + 4.50%)(14)(22)	9/12/2024	3,682,519	3,655,257	3,673,313	2.45%
				3,682,519	3,655,257	3,673,313	2.45%

Tamarix Capital Partners II, L.P.(11)	Banking, Finance, Insurance & Real Estate	Fund Investment(8)(21)		N/A	1,026,818	783,465	0.53%
				-	1,026,818	783,465	0.53%

Thryv Holdings, Inc.(11)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + CSA + 8.50%, 1.00% Floor)(14)(20)(23)	3/1/2026	7,083,985	7,018,100	7,072,648	4.70%
				7,083,985	7,018,100	7,072,648	4.70%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units(21)		5,441	302,464	-	0.00%
		Warrants - 0.65% of Outstanding Equity(21)	3/30/2028	6,506	361,667	-	0.00%
				11,947	664,131	-	0.00%

Wingman Holdings, Inc.	Aerospace & Defense	Equity - 350 Common Shares(21)		350	700,000	-	0.00%
				350	700,000	-	0.00%

Subtotal Non-Controlled/ Non-Affiliated Investments				$99,666,866	$123,544,114	$116,100,267	77.03%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of December 31, 2023

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

Affiliated Investments:(6)

1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (SOFR + 5.00% PIK, 1.00% Floor)(10)(21)(24)	8/31/2024	$14,289,903	$9,473,068	$-	0.00%
		Senior Secured First Lien Term Loan C (SOFR + 5.00%, 1.00% Floor)(24)	8/31/2024	1,663,108	1,191,257	1,430,273	0.95%
		Revolving Credit Facility (SOFR + 5.00%, 1.00% Floor)(12)(24)	8/31/2024	6,253,439	5,773,542	6,253,439	4.15%
		Equity - 21,562 Class A Units(21)		21,562	-	-	-
				22,228,012	16,437,867	7,683,712	5.10%

Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(10)(20)(23)	1/31/2024	908,080	875,749	875,749	0.58%
		Senior Secured First Lien Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(10)(20)(23)	1/31/2024	13,513,874	7,767,533	988,449	0.66%
		Senior Secured First Lien Super Priority Delayed Draw Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(10)(20)(23)	1/31/2024	1,991,878	1,920,960	1,920,960	1.27%
		Equity - 17.92% Membership Interest(21)		-	-	-	0.00%
				16,413,832	10,564,242	3,785,158	2.51%

FST Holdings Parent, LLC	High Tech Industries	Equity - 625,548 Class A Units		625,548	10,000,000	10,000,000	6.64%
				625,548	10,000,000	10,000,000	6.64%

Maritime Wireless Corp	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan B (SOFR + CSA + 9.00%, 1.00% Floor)(20)(23)	5/31/2027	7,500,000	7,379,791	7,500,000	4.98%
Maritime Wireless Holdings LLC	Hotel, Gaming & Leisure	Equity - 500,000 Class A Units(21)		5,000,000	5,000,000	11,900,000	7.90%
				12,500,000	12,379,791	19,400,000	12.88%

Subtotal Affiliated Investments				$51,767,392	$49,381,900	$40,868,870	27.13%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of December 31, 2023

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

Controlled Investments:(7)

FlexFIN, LLC	Services: Business	Equity Interest		$36,410,146	$36,410,146	$36,410,146	24.16%
				36,410,146	36,410,146	36,410,146	24.16%

Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2025	3,167,173	3,167,173	3,167,173	2.10%
Kemmerer Holdings, LLC	Metals & Mining	Equity - 37 Common Units(21)		37	4,136,157	10,203,942	6.77%
				3,167,210	7,303,330	13,371,115	8.87%

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (SOFR + 8.25%, 2.00% Floor)(23)	12/31/2024	10,500,000	10,500,000	10,363,500	6.88%
		Senior Secured First Lien Term Loan B (SOFR + 9.25% PIK, 2.00% Floor)(10)(21)	12/31/2024	17,552,420	13,916,082	5,107,754	3.39%
		Senior Secured First Lien Term Loan C (SOFR + 12.00% PIK, 2.00% Floor)(10)(21)	12/31/2024	11,506,159	7,570,055	-	0.00%
		Equity - 1,000 Class A Units(21)		1,000	9,550,924	-	0.00%
				39,559,579	41,537,061	15,471,254	10.27%

Subtotal Control Investments				$79,136,935	$85,250,537	$65,252,515	43.30%

	Total Investments, December 31, 2023			$230,571,193	$258,176,551	$222,221,652	147.46%

(1)	The majority of our investments are domiciled in the United States. Certain investments also have international operations.
(2)	Par amount is presented for debt investments and the amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of December 31, 2023

(Unaudited)

(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $35,954,899.
The tax cost basis of investments is $258,176,551 as of December 31, 2023.
The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $150,700,800 as of December 31, 2023.
(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)

The investment has an unfunded commitment as of December 31, 2023 (see Note 8), and fair value includes the value of any unfunded commitments. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan commitment.

(9)	The interest rate on this investment is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 5.379% spread on 3/30/2024.
(10)	The investment was on non-accrual status as of December 31, 2023.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of December 31, 2023, non-qualifying assets represented 16.9% of total assets.
(12)	This investment earns 0.50% commitment fee on all unused commitment as of December 31, 2023, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(13)	This investment represents a Level 1 security in the ASC 820 table as of December 31, 2023 (see Note 4).
(14)	This investment represents a Level 2 security in the ASC 820 table as of December 31, 2023 (see Note 4).
(15)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 4.743% spread on 9/30/2025.
(16)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 5.29% spread on 9/27/2027.
(17)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.64% spread on 8/15/2024.
(18)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 6.429% spread on 1/15/2025.
(19)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.345% spread on 3/31/2025.
(20)	Credit Spread Adjustment (“CSA”).
(21)	Non-income producing security.
(22)	The interest rate on these loans is subject to 1 month LIBOR, which as of December 31, 2023 was 5.47%.
(23)	The interest rate on these loans is subject to 1 month SOFR, which as of December 31, 2023 was 5.34%.
(24)	The interest rate on these loans is subject to 3 month SOFR, which as of December 31, 2023 was 5.36%.
(25)	The interest rate on these loans is subject to 6 month SOFR, which as of December 31, 2023 was 5.36%.

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2023

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (SOFR + CSA + 5.00%, 3.75% PIK)(20)(25)	4/30/2025	$9,565,710	$8,507,963	$7,805,619	5.31%
		Warrants(21)	5/22/2027	75,080	-	206,470	0.14%
				9,640,790	8,507,963	8,012,089	5.45%

Arcline FM Holdings, LLC	Aerospace & Defense	First Lien Term Loans (SOFR + CSA + 4.75%, 0.75% Floor)(20)(25)	6/23/2028	2,679,494	2,591,013	2,644,660	1.80%
				2,679,494	2,591,013	2,644,660	1.80%

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units(21)		417	416,250	-	0.00%
				417	416,250	-	0.00%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 833,152 Common Units(21)		833,152	66,475	-	0.00%
				833,152	66,475	-	0.00%

CB&L Associates Holdco I, LLC (11)	Banking, Finance, Insurance & Real Estate	First Lien Term Loan (SOFR + CSA+ 2.75%, 1.00% Floor)(14)(20)(24)	11/1/2025	5,916,102	4,990,179	5,191,380	3.53%
				5,916,102	4,990,179	5,191,380	3.53%

Chimera Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 117,310 Class C Preferred Units(13)(15)		117,310	2,884,724	2,116,271	1.44%
		Equity - 163,601 Class D Preferred Units(13)(9)		163,601	3,463,275	3,414,353	2.32%
				280,911	6,347,999	5,530,624	3.76%

Copper Property CTL Pass Through Trust	Banking, Finance, Insurance & Real Estate	Equity Certificates(14)		597,795	7,547,670	6,217,067	4.23%

DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan (SOFR + CSA + 5.50%, 1.00% Floor)(20)(25)	11/13/2025	4,812,500	4,812,500	4,764,375	3.24%
		Revolving Credit Facility (SOFR + CSA + 5.50%, 1.00% Floor)(20)(25)	11/13/2025	714,286	714,286	707,143	0.48%
				5,526,786	5,526,786	5,471,518	3.72%

Deer Management Systems LLC	Consumer Discretionary	First Lien Term Loan (SOFR + CSA + 8.25%, 3.00% Floor)(8)(20)(25)	5/1/2028	3,357,500	3,294,306	3,323,925	2.26%
				3,357,500	3,294,306	3,323,925	2.26%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2023

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

DirecTV Financing, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% Floor)(14)(20)(24)	8/2/2027	4,100,000	4,100,000	4,003,908	2.72%
				4,100,000	4,100,000	4,003,908	2.72%

First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 1.00% Floor)(20)(26)	3/30/2027	3,919,598	3,919,598	3,880,402	2.64%
				3,919,598	3,919,598	3,880,402	2.64%

Franklin BSP Realty Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 226,107 Common Units(13)		226,107	3,572,788	2,993,657	2.04%
				226,107	3,572,788	2,993,657	2.04%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest(21)		380	151,337	-	0.00%
				380	151,337	-	0.00%

Innovate Corp.(11)	Construction & Building	8.50% Senior Secured Notes(14)	2/1/2026	2,750,000	2,615,913	2,076,250	1.41%
				2,750,000	2,615,913	2,076,250	1.41%

Invesco Mortgage Capital, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 205,000 Class C Preferred Units(13)(16)		205,000	5,035,506	3,989,300	2.71%
				205,000	5,035,506	3,989,300	2.71%

JFL-NGS-WCS Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan B (SOFR + CSA+ 5.50%, 1.00% Floor)(20)(24)	11/12/2026	861,605	864,482	865,913	0.59%
		Equity - 10,000,000 Units(21)		10,000,000	10,000,000	11,733,525	7.98%
				10,861,605	10,864,482	12,599,438	8.57%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(21)		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

Lucky Bucks, LLC	Consumer Discretionary	Equity - 180,739 Membership Units (21)		180,739	174,393	1,545,318	1.05%
		Second Out Exit Term Loan (SOFR + CSA + 7.50%, 1.00% Floor)(20)(24)	10/2/2029	1,361,240	1,334,015	1,361,240	0.93%
		First Out Exit Term Loan (SOFR + CSA + 7.50%, 1.00% Floor)(20)(24)	10/2/2028	689,541	626,519	689,541	0.47%
				2,231,520	2,134,927	3,596,099	2.45%

McKissock Investment Holdings, LLC (dba Colibri)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% Floor)(20)(25)	3/12/2029	4,924,535	4,883,570	4,776,799	3.25%
				4,924,535	4,883,570	4,776,799	3.25%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2023

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

MFA Financial, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 97,426 Class C Preferred Units(13)(19)		97,426	2,318,487	1,856,940	1.26%
				97,426	2,318,487	1,856,940	1.26%

New York Mortgage Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 165,000 Class E Preferred Units(13)(18)		165,000	4,102,076	3,677,850	2.50%
				165,000	4,102,076	3,677,850	2.50%

PennyMac Financial Services, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 29,500 Common Units(13)		29,500	1,921,275	1,964,700	1.34%
				29,500	1,921,275	1,964,700	1.34%

PHH Mortgage Corp.	Banking, Finance, Insurance & Real Estate	7.875% Senior Secured Note(14)	3/15/2026	7,686,000	6,895,720	6,845,344	4.66%
				7,686,000	6,895,720	6,845,344	4.66%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(21)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 4.75%, 0.50% Floor)(20)(24)	1/26/2029	6,919,937	6,515,010	5,639,748	3.84%
				6,919,937	6,515,010	5,639,748	3.84%

Rithm Capital Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 206,684 Class B Preferred Units(13)(17)		206,684	5,129,170	4,695,860	3.20%
				206,684	5,129,170	4,695,860	3.20%

Secure Acquisition Inc. (dba Paragon Films)	Packaging	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.50% Floor)(20)(25)	12/16/2028	3,430,517	3,418,570	3,396,212	2.31%
		Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 5.00%, 0.50% Floor)(8)(12)(20)(25)	12/16/2028	-	(970)	-	0.00%
				3,430,517	3,417,600	3,396,212	2.31%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2023

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 6.50%, 1.00% Floor)(20)(24)	12/30/2026	6,666,667	6,592,976	6,666,667	4.54%
		Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 6.50%, 1.00% Floor)(20)(24)	12/30/2026	3,200,000	3,160,542	3,200,000	2.18%
				9,866,667	9,753,518	9,866,667	6.72%

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units(21)		700,000	700,000	978,140	0.67%
				700,000	700,000	978,140	0.67%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 338,736.11 Class A Units(21)		338,736	308,652	200,566	0.14%
				338,736	308,652	200,566	0.14%

Staples, Inc.	Services: Consumer	First Lien Term Loan (LIBOR + 4.50%)(14)	9/12/2024	3,692,159	3,655,672	3,648,315	2.48%
				3,692,159	3,655,672	3,648,315	2.48%

Tamarix Capital Partners II, L.P.(11)	Banking, Finance, Insurance & Real Estate	Fund Investment(8)(21)		N/A	1,026,818	792,346	0.54%
				-	1,026,818	792,346	0.54%

Thryv Holdings, Inc.(11)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + CSA + 8.50%, 1.00% Floor)(14)(20)(24)	3/1/2026	7,656,442	7,604,838	7,661,227	5.21%
				7,656,442	7,604,838	7,661,227	5.21%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units(21)		5,441	302,464	-	0.00%
		Warrants - 0.65% of Outstanding Equity(21)	3/30/2028	6,506	361,667	-	0.00%
				11,947	664,131	-	0.00%

Wingman Holdings, Inc.	Aerospace & Defense	Equity - 350 Common Shares(21)		350	700,000	-	0.00%
				350	700,000	-	0.00%

Subtotal Non-Controlled/ Non-Affiliated Investments				$106,630,423	$134,339,121	$125,531,031	85.41%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2023

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Affiliated Investments:(6)
1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (SOFR + 5.00% PIK, 1.00% Floor)(10)(21)(25)	8/31/2024	$9,946,741	$9,473,068	$-	0.00%
		Senior Secured First Lien Term Loan C (SOFR + 5.00%, 1.00% Floor)(25)	8/31/2024	1,231,932	1,191,257	751,479	0.51%
		Revolving Credit Facility (SOFR + 5.00%, 1.00% Floor)(12)(25)	8/31/2024	4,632,177	4,632,177	4,632,177	3.15%
		Equity - 21,562 Class A Units(21)		21,562	-	-	-
				15,832,412	15,296,502	5,383,656	3.66%

Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(20)(24)	1/31/2024	875,749	875,749	875,749	0.60%
		Senior Secured First Lien Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(10)(20)(24)	1/31/2024	13,029,115	7,767,533	1,459,249	0.99%
		Senior Secured First Lien Super Priority Delayed Draw Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(20)(24)	1/31/2024	1,920,960	1,920,960	1,920,960	1.31%
		Equity - 17.92% Membership Interest(21)		-	-	-	0.00%
				15,825,824	10,564,242	4,255,958	2.90%

FST Holdings Parent, LLC	High Tech Industries	Equity - 625,548 Class A Units		625,548	10,000,000	10,000,003	6.81%
				625,548	10,000,000	10,000,003	6.81%

Maritime Wireless Holdings LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan B (SOFR + CSA + 9.00%, 1.00% Floor)(20)(24)	5/31/2027	7,500,000	7,373,166	7,500,000	5.10%
		Equity - 500,000 Class A Units(21)		500,000	5,000,000	10,150,000	6.91%
				12,500,000	12,373,166	17,650,000	12.01%

Subtotal Affiliated Investments				$44,783,784	$48,233,910	$37,289,617	25.38%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2023

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Controlled Investments:(7)
FlexFIN, LLC	Services: Business	Equity Interest		$38,870,711	$38,870,711	$38,870,711	26.45%
				38,870,711	38,870,711	38,870,711	26.45%

Kemmerer Holdings, LLC	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2025	3,383,877	3,383,877	3,383,877	2.30%
		Equity - 31 Common Units(21)		31	1,836,157	9,133,052	6.22%
				3,383,908	5,220,034	12,516,929	8.52%

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(8)(22)	12/31/2024	7,309,552	7,309,885	7,214,856	4.91%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(10)(21)	12/31/2024	17,552,420	13,916,083	5,037,547	3.43%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(10)(21)	12/31/2024	11,506,159	7,570,055	-	0.00%
		Equity - 1,000 Class A Units(21)		1,000	9,550,924	-	0.00%
				36,369,131	38,346,947	12,252,403	8.34%

Subtotal Control Investments				$78,623,750	$82,437,692	$63,640,043	43.31%

Total Investments, September 30, 2023				$230,037,957	$265,010,723	$226,460,691	154.40%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.
(2)	Par amount is presented for debt investments and the amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2023

(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $(38,550,032).

The tax cost basis of investments is $265,010,723 as of September 30, 2023.

The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $146,705,535 as of September 30, 2023.
(6)	Affiliated Investments are defined by Investment Company Act of 1940 Act, as amended (the “1940 Act”), as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)	The investment has an unfunded commitment as of September 30, 2023 (see Note 8), and fair value includes the value of any unfunded commitments. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan commitment.
(9)	The interest rate on this investment is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 5.379% spread on 3/30/2024.
(10)	The investment was on non-accrual status as of September 30, 2023.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of September 30, 2023, non-qualifying assets represented 20.21% of total assets.
(12)	This investment earns 0.50% commitment fee on all unused commitment as of September 30, 2023, and is recorded as a component of interest income on the Consolidated Statements of Operations.
(13)	This investment represents a Level 1 security in the ASC 820 table as of September 30, 2023 (see Note 4).
(14)	This investment represents a Level 2 security in the ASC 820 table as of September 30, 2023 (see Note 4).
(15)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 4.743% spread on 9/30/2025.
(16)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 5.29% spread on 9/27/2027.
(17)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.64% spread on 8/15/2024.
(18)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 6.429% spread on 1/15/2025.
(19)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.345% spread on 3/31/2025.
(20)	Credit Spread Adjustment (“CSA”)
(21)	Non-income producing security.
(22)	The interest rate on these loans is subject to 1 month LIBOR, which as of September 30, 2023 was 5.43%.
(24)	The interest rate on these loans is subject to 1 month SOFR, which as of September 30, 2023 was 5.32%.
(25)	The interest rate on these loans is subject to 3 month SOFR, which as of September 30, 2023 was 5.27%.
(26)	The interest rate on these loans is subject to 6 month SOFR, which as of September 30, 2023 was 5.17%.

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
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

Note 2. Significant Accounting Policies

Basis of Presentation

The Company is an investment company following the accounting and reporting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 946 (“ASC 946”), Financial Services – Investment Companies. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the consolidated accounts of the Company and its wholly owned subsidiaries PhenixFIN Small Business Fund, LP (“PhenixFIN Small Business Fund”) and PhenixFIN SLF Funding I LLC (“PhenixFIN SLF”), and its wholly owned Taxable Subsidiaries. All references made to the “Company,” “we,” and “us” herein include PhenixFIN Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended September 30, 2023. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2024.

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
December 31, 2023
(Unaudited)

(continued)

Cash, Restricted Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of December 31, 2023 and September 30, 2023, we had $12.2 million and $6.0 million in cash and cash equivalents, respectively, none of which is restricted.

Debt Issuance Costs and Deferred Financing Costs

Debt issuance costs, incurred in connection with unsecured notes (see Note 5) are deferred and amortized over the life of the respective instrument. Deferred financing costs related to the issuance of revolving debt obligations (see Note 5) are deferred and amortized over the life of the respective obligation. Debt issuance costs related to any unsecured notes are presented net against the outstanding debt balance on the Consolidated Statements of Assets and Liabilities. Deferred financing costs related to any credit facilities are presented on the Consolidated Statements of Assets and Liabilities.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.  For the three months ended December 31, 2023 and 2022, the Company earned approximately $0.2 million and $0.2 million in PIK interest, respectively.

Amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. For the three months ended December 31, 2023 and 2022, fee income was less than $0.1 million and approximately $0.1 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment using the specific identification method, without regard to unrealized gains or losses previously recognized. No losses relating to restructuring transactions occurred during the three months ended December 31, 2023 and 2022. The Company reports changes in fair value of investments as net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed not collectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At December 31, 2023, certain investments in four portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $8.9 million, or 4.0% of the fair value of our portfolio. At September 30, 2023, certain investments in four portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $6.5 million, or 2.9% of the fair value of our portfolio.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
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
December 31, 2023
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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. In addition, changes in the market environment (including the impact of pandemics, wars or other events on financial markets), portfolio company performance, and other events may occur over the lives of the investments that may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned.

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations are discussed in Note 5.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which applies to all equity securities measured at fair value that are subject to contractual sale restrictions. This change prohibits entities from taking into account contractual restrictions on the sale of equity securities when estimating fair value and introduces required disclosures for such transactions. The standard will become effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company will assess any impact from the adoption of this guidance if such transactions occur in the future.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There was no provision for federal excise tax at December 31, 2023 and September 30, 2023.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of December 31, 2023 and September 30, 2023, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the three months ended December 31, 2023 and 2022, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

As of December 31, 2023 and September 30, 2023, the Company had a deferred tax asset of $22.9 million and $23.1 million, respectively, consisting primarily of net operating losses and net unrealized losses on the investments held within its Taxable Subsidiaries. As of December 31, 2023 and September 30, 2023, the Company has booked a valuation allowance of $22.9 million and $23.1 million, respectively, against its deferred tax asset.

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

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
(Unaudited)

(continued)

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at December 31, 2023. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and applicable state tax authorities.

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

Note 3. Investments

The composition of our investments as of December 31, 2023 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$137,419	53.2%	$102,392	46.1%
Senior Secured Notes	9,512	3.7	8,997	4.0
Fund Investment	1,027	0.4	783	0.4
Equity/Warrants	110,219	42.7	110,050	49.5
Total Investments	$258,177	100.0%	$222,222	100.0%

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

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
(Unaudited)

(continued)

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At December 31, 2023 and September 30, 2023, the total fair value of warrants was $228.6 thousand and $206.5 thousand, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the three months ended December 31, 2023 and 2022, the Company did not acquire any additional warrants in an existing portfolio company.

For the three months ended December 31, 2023, there was $22,149 in unrealized appreciation related to warrants and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. For the three months ended December 31, 2022, there was no unrealized appreciation related to warrants. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2023 (dollars in thousands):

	Fair Value	Percentage

Services: Business	$44,875	20.1%
Banking, Finance, Insurance & Real Estate	41,470	18.7
Hotel, Gaming & Leisure	38,656	17.4
Services: Consumer	18,330	8.2
Construction & Building	13,719	6.2
Metals & Mining	13,371	6.0
Media: Broadcasting & Subscription	11,056	5.0
High Tech Industries	10,000	4.5
Automotive	9,862	4.4
Energy: Oil & Gas	7,684	3.5
Consumer Discretionary	7,052	3.2
Packaging	3,536	1.6
Aerospace & Defense	2,611	1.2
Total	$222,222	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2023 (dollars in thousands):

	Fair Value	Percentage

Services: Business	$47,083	20.7%
Banking, Finance, Insurance & Real Estate	43,755	19.3
Hotel, Gaming & Leisure	34,158	15.1
Services: Consumer	18,292	8.1
High Tech Industries	15,472	6.8
Construction & Building	14,676	6.5
Metals & Mining	12,517	5.5
Media: Broadcasting & Subscription	11,665	5.2
Automotive	9,520	4.2
Consumer Discretionary	6,920	3.1
Energy: Oil & Gas	5,384	2.4
Packaging	3,396	1.5
Aerospace & Defense	2,645	1.2
Retail	978	0.4
Total	$226,461	100.0%

The Company invests in portfolio companies principally located in the United States. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
(Unaudited)

(continued)

The following table shows the portfolio composition by geographic location at fair value at December 31, 2023 (dollars in thousands):

	Fair Value	Percentage
Northeast	$82,168	36.9%
Southeast	65,073	29.3
Midwest	33,990	15.3
West	25,453	11.5
Southwest	7,073	3.2
Mid-Atlantic	376	0.2
International	8,089	3.6
Total	$222,222	100.0%

The following table shows the portfolio composition by geographic location at fair value at September 30, 2023 (dollars in thousands):

	Fair Value	Percentage
Northeast	$92,081	40.7%
Southeast	60,116	26.5
Midwest	32,782	14.5
West	25,608	11.3
Southwest	7,661	3.4
Mid-Atlantic	201	0.1
International	8,012	3.5
Total	$226,461	100.0%

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
(Unaudited)

(continued)

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the three months ended December 31, 2023 and 2022 were as follows:

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2023	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2023	Earned Income
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan C	$751,479	$-	$-	$678,794	$-	$1,430,273	$40,558
	Revolving Credit Facility	4,632,177	1,141,365	-	479,897	-	6,253,439	152,744
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	875,749	-	-	-	-	875,749	-
	Senior Secured First Lien Term Loan	1,459,249	-	-	(470,800)	-	988,449	-
	Senior Secured First Lien Super Priority DDTL	1,920,960	-	-	-	-	1,920,960	(20,809)
FST Holdings Parent, LLC	Equity	10,000,003	-	-	(3)	-	10,000,000	-
Maritime Wireless Holdings LLC	Senior Secured First Lien Term Loan B	7,500,000	6,625	-	(6,625)	-	7,500,000	283,199
	Equity	10,150,000	-	-	1,750,000	-	11,900,000	-
Total Affiliated Investments		$37,289,617	$1,147,990	$-	$2,431,263	$-	$40,868,870	$455,692

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2023	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Controlled	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2023	Earned Income
Controlled Investments
FlexFIN, LLC	Equity Interest	$38,870,711	$(2,460,565)	$-	$-	-	$36,410,146	$1,348,200
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	3,383,877	(216,704)	-	-	-	3,167,173	149,967
	Equity	9,133,052	2,300,000	-	(1,229,110)	-	10,203,942	-
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	7,214,856	3,190,114	-	(41,470)	-	10,363,500	286,238
	Senior Secured First Lien Term Loan B	5,037,547	-	-	70,207	-	5,107,754	-
Total Controlled Investments		$63,640,043	$2,812,845	$-	$(1,200,373)	$-	$65,252,515	$1,784,405

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
(Unaudited)

(continued)

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2022	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2022	Earned Income
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan C	$-	$-	$-	$123,193	$-	$123,193	$27,308
	Revolving Credit Facility	4,151,562	215,622	-	264,993	-	4,632,177	97,647
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	758,929	-	-	-	-	758,929	24,693
	Senior Secured First Lien Term Loan	1,547,918	-	-	117,776	-	1,665,694	-
	Senior Secured First Lien Super Priority Delayed Draw Term Loan	1,500,000	-	-	-	-	1,500,000	48,805
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,378,510	(813,559)	-	-	-	1,564,951	89,743
	Equity	694,702	-	-	380,742	-	1,075,444	-
US Multifamily, LLC	Equity	1,282,571	-	-	(171,167)	-	1,111,404	-
Total Affiliated Investments		$12,314,192	$(597,937)	$-	$715,537	$-	$12,431,792	$288,196

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2022	Purchases/ (Sales) of or Advances/ (Distributions)	Transfers In/(Out) of Controlled	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at December 31, 2022	Earned Income
Controlled Investments
FlexFIN, LLC	Equity Interest	$47,136,146	$(10,467,262)	$-	$1,627	-	$36,670,511	$1,210,200
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	7,192,927	-	-	51,169	-	7,244,096	194,627
	Senior Secured First Lien Term Loan B	3,697,109	-	-	-	-	3,697,109	-
Total Controlled Investments		$58,026,182	$(10,467,262)	$-	$52,796	$-	$47,611,716	$1,404,827

(1)	The par amount and additional detail are shown in the Consolidated Schedules of Investments.

(2)	Securities with a zero value at the beginning and end of the period, and those that had no transaction activity were excluded from the roll forward.

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the three months ended December 31, 2023 and 2022. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the three months ended December 31, 2023 and 2022.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
(Unaudited)
(continued)

Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company evaluated and determined that it had one subsidiary, FlexFIN, LLC, that is deemed to be a “significant subsidiary” as of December 31, 2023 for which summarized financial information is presented below (dollars in thousands):

Balance Sheet	December 31, 2023 (Unaudited)	September 30, 2023 (Audited)
Total Assets	$36,460	$38,871
Total Liabilities	245	279

Income Statement	For the Three Months Ended December 31, 2023 (Unaudited)	For the Year Ended September 30, 2023 (Audited)
Total Income	$965	$4,385
Total Expenses	94	815
Net Income	$871	$3,570

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

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of December 31, 2023 (dollars in thousands):

	Fair Value Hierarchy as of December 31, 2023
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$19,996	$82,396	$102,392
Senior Secured Notes	-	8,997	-	8,997
Equity/Warrants	22,231	6,296	81,523	110,050
Total	$22,231	$35,289	$163,919	$221,439
Investments measured at net asset value(1)				783
Total Investments, at fair value				$222,222

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
(Unaudited)
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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended December 31, 2023 (dollars in thousands):

	Senior Secured First Lien Term Loans	Equities/ Warrants	Total
Balance as of September 30, 2023	$82,499	$82,817	$165,316
Purchases and other adjustments to cost	7,760	6,752	14,512
Sales (including repayments or maturities)	(8,802)	(7,852)	(16,654)
Net realized gains/(losses) from investments	(12)	278	266
Net unrealized gains/(losses)	951	(472)	479
Transfer in/(out)	-	-	-
Balance as of December 31, 2023	$82,396	$81,523	$163,919

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended December 31, 2022 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Senior Secured Notes	Equities/ Warrants	Total
Balance as of September 30, 2022	$74,252	$2,607	-	$69,816	$146,675
Purchases and other adjustments to cost	2,900	-	-	4,282	7,182
Sales (including repayments or maturities)	(1,046)	(2,607)	-	(14,644)	(18,297)
Net realized gains/(losses) from investments	3	5	(42)	-	(34)
Net unrealized gains/(losses)	(1,448)	(5)	1,659	(391)	(185)
Transfer in/(out)	-	-	-	-	-
Balance as of December 31, 2022	$74,661	$-	1,617	$59,063	$135,341

Net change in unrealized gain (loss) for the three months ended December 31, 2023 and 2022 included in earnings related to Level 3 investments still held as of December 31, 2023 and 2022 was approximately $2.1 million and $2.3 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold, including any repayments or maturities.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended December 31, 2023, no investments were transferred in or out of Level 3. During the three months ended December 31, 2022, one of our investments transferred out of Level 3 and no investments transferred into Level 3.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
(Unaudited)
(continued)

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of December 31, 2023 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation From An Increase In Input
Senior Secured First Lien Term Loans	$68,020	Income Approach	Market Yield	9.0% - 36.0% (14.88%)	Decrease
Senior Secured First Lien Term Loans	13,520	Market Approach	EBITDA Multiple	1.6x - 5.0x (2.8x)	Increase
Senior Secured First Lien Term Loans	856	Market Approach	LTM EBITDA Multiple	6.3x - 7.3x (6.8x)	Increase
Equity/Warrants	36,411	Cost Approach	Collateral Value	N/A	N/A
Equity/Warrants	10,759	Market Approach	LTM Multiple	6.3x - 7.3x (6.8x)	Increase
Equity/Warrants	34,124	Market Approach	EBITDA Multiple	1.3x - 36.8x (4.1x)	Increase
Equity/Warrants	229	Income Approach	DLOM (Discount for lack of Marketability)	3.0x - 3.1x (3.1x)	Decrease
Total	$163,919

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

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks through calendar year ended 2022. The Earnout and AMI were initially recorded with an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of December 31, 2023 and September 30, 2023, the Company deemed the contingent consideration to be uncollectible.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
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

As of December 31, 2023 and September 30, 2023, the Company’s asset coverage was 275.4% and 270.7%, respectively, after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

The Company’s outstanding debt excluding debt issuance costs as of December 31, 2023 and September 30, 2023 were as follows (dollars in thousands):

	December 31, 2023				September 30, 2023
	Aggregate Principal Available	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Available	Principal Amount Outstanding	Carrying Value	Fair Value
2028 Notes	$57,500	$57,500	$55,895	$51,359	$57,500	$57,500	$55,811	$49,105
Revolving Credit Facility	21,558	28,442	28,442	28,442	21,558	28,442	28,442	28,442
Total debt	$79,058	$85,942	$84,337	$79,801	$79,058	$85,942	$84,253	$77,547

Credit Facility

On December 15, 2022, the Company entered into a 3 year $50.0 million revolving credit facility (the “Credit Facility”) with Woodforest National Bank (“Woodforest’). Woodforest is the administrative agent, sole bookrunner and sole lead arranger.

Under the Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. Amounts available to borrow under the Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Credit Facility) that are pledged as collateral. As of December 31, 2023, the Company was in compliance in all respects with the terms of the Credit Facility.

As of December 31, 2023 and September 30, 2023, there was $28.4 million and $28.4 million outstanding, respectively, under the Credit Facility.

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

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
(Unaudited)
(continued)

Unsecured Notes

2023 Notes

On March 18, 2013, the Company issued $60.0 million in aggregate principal amount of 6.125% unsecured notes that matured on March 30, 2023 (the “2023 Notes”). On March 26, 2013, the Company closed an additional $3.5 million in aggregate principal amount of the 2023 Notes, pursuant to the partial exercise of the underwriters’ option to purchase additional notes. As of March 30, 2016, the 2023 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option. The 2023 Notes bore interest at a rate of 6.125% per year, payable quarterly on March 30, June 30, September 30 and December 30 of each year, beginning June 30, 2013.

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

Fair Value of Debt Obligations

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of December 31, 2023 and September 30, 2023, the Notes are deemed to be Level 1 in the fair value hierarchy, as defined in Note 4. As of December 31, 2023 and September 30, 2023, the Credit Facility is deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
(Unaudited)
(continued)

Debt issuance costs related to the 2028 Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of and the 2028 Notes. As of December 31, 2023 and September 30, 2023, debt issuance costs related to the 2023 Notes and the 2028 Notes were as follows (dollars in thousands):

	For the three months ended			For the year ended
	December 31, 2023			September 30, 2023
	2023 Notes	2028 Notes	Total	2023 Notes	2028 Notes	Total
Total debt issuance costs at beginning of period	$-	$1,689	$1,689	$39	$2,020	$2,059
Amortized debt issuance costs	-	84	84	39	331	370
Unamortized debt issuance costs	$-	$1,605	$1,605	$-	$1,689	$1,689

For the three months ended December 31, 2023 and 2022, the components of interest expense, amortized debt issuance costs, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the 2023 Notes, the 2028 Notes and the Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended December 31,
	2023	2022
2023 Notes Interest	$-	$755
2028 Notes Interest	754	345
Credit facility interest	598	-
Commitment fees	14	-
Amortization of Credit Facility deferred financing costs	92	30
Amortization of debt issuance costs	84	103
Total	$1,542	$1,233
Weighted average stated interest rate	6.2%	6.1%
Weighted average debt outstanding	$85,942	$80,022

Note 6. Agreements

Administration Agreement

In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp. A U.S. Bancorp affiliate also served as the Company’s custodian. The Company’s administrative and custodial relationship with U.S. Bancorp terminated on August 9, 2022. SS&C has since served as administrator of the Company and has provided the Company with fund accounting and financial reporting services pursuant to the services agreement with the Company. Effective September 12, 2022, Computershare serves as custodian for the Company pursuant to its Loan Administration and Custodial Agreement with the Company. For the three months ended December 31, 2023 and 2022, we incurred approximately $0.1 million and $0.1 million in administrator expenses, respectively.

As of December 31, 2023 and September 30, 2023, $0.1 million and $0 million was included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

In connection with the approval of the CIP, the Compensation Committee in April 2022, approved awards for the three-year performance period commencing on October 1, 2021 and ending on September 30, 2024 (the “2022 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to 0%-200% of the target award set forth in the table below (“Target Performance Award”), based on the achievement of net asset value (“NAV”) and NAV per share goals (weighted at 30% and 70%, respectively) as of the end of the performance period (the “Performance Goals”). Performance is evaluated separately for each Performance Goal. No payment is made with respect to a Performance Goal if a threshold level of performance is not achieved. Each Performance Goal is subject to (i) a threshold level of performance at which a percentage of the Target Performance Award attributable to that Performance Goal may be paid and below which no payment is made pursuant to an award, (ii) a target level of performance at which 100% of the Target Performance Award attributable to that Performance Goal may be paid and (iii) a maximum level of performance, at which 200% of the Target Performance Award attributable to that Performance Goal may be paid, in each case subject to such other terms and conditions of an award. Between threshold, target and maximum performance levels for each Performance Goal, the portion of that award attributed to the Performance Goal shall be interpolated in a linear progression.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
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

In December 2023, pursuant to the CIP, the Compensation Committee approved awards for Mr. Lorber and Ms. McMillan for the three-year performance period commencing on October 1, 2023 and ending on September 30, 2026 (the “2024 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to a percentage of their target award amount set forth above based on the factors described above. The Compensation Committee, in approving the awards, evaluated each Performance Goal separately.

The Target Performance Award for each executive officer is set forth in the table below:

Name and Title	Dollar Value of Target Award
David Lorber, Chairman of the Board and Chief Executive Officer	$890,000
Ellida McMillan, Chief Financial Officer	380,000

During the three months ended December 31, 2023 and 2022, the Company recorded an accrual of $304,800 and $0, respectively, for these awards.

Note 7. Related Party Transactions

Due from Affiliates

Due from affiliates at December 31, 2023 and September 30, 2023 consists of certain legal and general and administrative expenses paid by the Company on behalf of certain of its affiliates.

Note 8. Commitments

Unfunded commitments

As of December 31, 2023 and September 30, 2023, we had commitments under loan and financing agreements to fund up to $2.6 million to two portfolio companies and $3.4 million to four portfolio companies, respectively. These commitments are primarily composed of senior secured delayed draw term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedules of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2023 and September 30, 2023 is shown in the table below (dollars in thousands):

	December 31, 2023	September 30, 2023
Secure Acquisition Inc. (dba Paragon Films) - Senior Secured First Lien Delayed Draw Term Loan	$-	$517
NVTN LLC - Senior Secured First Lien Delayed Draw Term Loan	-	220
Deer Management Systems LLC - Senior Secured First Lien Delayed Draw Term Loan	600	600
Tamarix Capital Partners II, L.P. - Fund Investment	2,038	2,038
Total unfunded commitments	$2,638	$3,375

Contingencies

In December 2023, the Company established a subsidiary to serve as a regulated insurance company. The Company purchased 100,000 shares of the subsidiary’s common stock for a purchase price of $1.00 per share on February 8, 2024. This subsidiary also entered into a merger agreement pursuant to which it agreed to acquire a controlling interest in VR Insurance SPV, LLC, a company primarily engaged in the insurance business through its subsidiaries (“VR”), and to provide additional capital to such company. The Company’s total investment in the insurance subsidiary and VR is expected to approximate $49 million. The merger transaction is presently expected to close in the first half of 2024, subject to various closing conditions, including insurance regulatory approvals.

In December 2023, one of the Company’s portfolio companies entered into a sale agreement. In the event the sale agreement does not close, the Company will acquire all loan and other obligations from other lenders for a purchase price of approximately $4.6 million.

Lease obligations

The Company evaluates its leases to determine whether they should be classified as operating or financing leases. PhenixFIN identified one operating lease for its office space. The lease commenced September 1, 2021 and expires November 30, 2026.

Upon entering into the lease on September 1, 2021, PhenixFIN recorded a right-of-use asset and a lease liability as of that date.

As of December 31, 2023 and September 30, 2023, the asset related to the operating lease was $417,189 and $449,815, respectively, and is included in the Other assets balance on the Consolidated Balance Sheet. As of December 31, 2023 and September 30, 2023, the lease liability was $394,364 and $432,698, respectively, and is included in the Other liabilities balance on the Consolidated Statements of Assets and Liabilities. As of December 31, 2023 and September 30, 2023, the remaining lease term was approximately three years for each of the respective periods and the implied borrowing rate was 5.25% for each of the respective periods.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
(Unaudited)

(continued)

The following table shows future minimum payments under PhenixFIN’s operating lease as of December 31, 2023:

For the Years Ended September 30,	Amount
2024	$115,319
2025	156,971
2026	161,680
2027	27,417
Thereafter	-
461,387
Difference between undiscounted and discounted cash flows	(67,023)
$394,364

Note 9. Fee Income

Fee income consists of amendment fees, prepayment penalty and other miscellaneous fees which are non-recurring in nature, as well as administrative agent fees, which are recurring in nature. The following table summarizes the Company’s fee income for the three months ended December 31, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended December 31,
	2023	2022
Prepayment fee	$-	$-
Administrative agent fee	-	-
Amendment fee	-	-
Other fees	2	74
Fee income	$2	$74

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

From January 1, 2023 through April 30, 2023, the independent directors were subject to the foregoing fee structure. Effective May 1, 2023, the structure was modified such that each of the Company’s independent directors receives an annual fee of $150,000. In addition, the lead independent director receives an annual retainer of $30,000; the chair of the Audit Committee receives an annual retainer of $25,000, and each of its other members receives an annual retainer of $12,500; and the chairs of the Nominating and Corporate Governance Committee and of the Compensation Committee each receives an annual retainer of $15,000 and each of the other members of these committees receives annual retainers of $8,000. The Company’s independent directors no longer receive fees for each board and committee meeting that they attend.

No board service compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three months ended December 31, 2023 and 2022, the Company recognized $0.2 million and $0.2 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of December 31, 2023.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three months ended December 31, 2023 and 2022 (dollars in thousands, except share and per share amounts):

	For the Three Months Ended December 31,
	2023	2022
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$4,534	$3,952
Weighted average shares of common stock outstanding - basic and diluted	2,072,694	2,100,876
Earnings (loss) per share of common stock - basic and diluted	$2.19	$1.88

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
(Unaudited)

(continued)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the three months ended December 31, 2023 and 2022:

	For the Three Months Ended December 31,
	2023	2022
Per share data
Net Asset Value per share at Beginning of Period	$70.75	$57.49

Results of Operations:
Net Investment Income/(Loss)	0.82	0.78
Net Realized Gain/(Loss) on Investments	0.11	0.01
Net Unrealized Gain/(Loss) on Investments	1.26	1.09
Net loss on extinguishment of debt	-	-
Net Increase (Decrease) in Net Assets Resulting from Operations	2.19	1.88

Capital Share Transactions
Repurchase of common stock under stock repurchase program	0.20	0.01
Net Increase (Decrease) Resulting from Capital Share Transactions	0.20	0.01
Net Asset Value per share at End of Period	$73.14	$59.38

Net Assets at End of Period	$150,700,800	$124,692,805
Shares Outstanding at End of Period	2,060,490	2,099,824

Per share market value at end of period	$42.25	$31.05
Total return based on market value(1)	11.48%	(10.98%)
Total return based on net asset value(2)	2.65%	3.18%
Portfolio turnover rate	6.80%	3.75%
Ratios:
Ratio of net investment/(loss) income to average net assets after waivers, discounts and reimbursements(3)	4.78%	1.28%
Ratio of total expenses to average net assets(3)	11.23%	2.38%

Supplemental Data:
Percentage of non-recurring fee income(4)	0.15%	1.56%
Average debt outstanding(5)	$85,941,941	$80,021,800
Average debt outstanding per weighted average common share	$41.46	$38.09
Asset coverage ratio per unit(6)	$2,754	$2,597
Senior Securities Outstanding(7)
2023 Notes	$-	$22,521,800
2028 Notes	$57,500,000	$57,500,000
Credit Facility	$28,441,941	$-

Average market value per unit:
2023 Notes	$-	$25.10
2028 Notes	$22.54	$23.55

(1)	Total return is historical and assumes changes in share price, reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge for the period. Calculation is not annualized.
(2)	Total return is historical and assumes changes in NAV, reinvestments of all dividends at prices obtained under the Company's dividend reinvestment plan, and no sales charges for the period. Calculation is not annualized.
(3)	Ratios are annualized during interim periods.
(4)	Represents the impact of the non-recurring fees as a percentage of total investment income.
(5)	Based on daily weighted average carrying value of debt outstanding during the period.
(6)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
As of December 31, 2023, the Company’s asset coverage was 275.4% after giving effect to leverage and therefore the Company’s asset coverage was above 200%, the minimum asset coverage requirement under the 1940 Act.
(7)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
December 31, 2023
(Unaudited)

(continued)

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

The Company did not declare any regular distribution payments during the three months ended December 31, 2023 and 2022.

Note 14. Share Transactions

On February 8, 2023, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Since announcing this share repurchase program on January 11, 2021, the Company has repurchased an aggregate of 663,219 shares of common stock through December 31, 2023 with a total cost of approximately $26.3 million, or 24.3% of shares outstanding as of the program’s inception. The total remaining amount authorized under the expanded share repurchase program is approximately $8.7 million.

The following table sets forth the number of shares of common stock repurchased by the Company at an average price of $39.62 per share under its share repurchase program from February 10, 2021 through December 31, 2023:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
February 2021	13,082	$30.25 - $30.96	397,384
March 2021	12,241	$30.25 - $34.42	393,938
April 2021	14,390	$33.11 - $34.89	491,469
May 2021	25,075	$34.56 - $39.93	976,440
August 2021	141,700	$41.03 - $42.28	5,944,213
January 2022	7,312	$39.07 - $40.88	293,756
February 2022	170,589	$39.53 - $41.00	6,908,864
March 2022	132,054	$39.24 - $40.57	5,306,885
April 2022	2,942	$39.07 - $41.00	117,758
May 2022	3,391	$37.70 - $39.78	131,338
June 2022	3,515	$37.28 - $39.19	135,063
July 2022	700	$36.40 - $37.23	25,864
August 2022	3,081	$28.24 - $37.70	112,456
September 2022	91,508	$36.80 - $37.50	3,443,845
October 2022	701	$35.20 - $36.14	14,434
November 2022	1,103	$34.53 - $35.28	38,790
December 2022	1,501	$33.26 - $34.84	51,295
January 2023	2,052	$32.78 - $34.84	68,665
February 2023	3,131	$33.06 - $39.03	115,430
March 2023	2,003	$37.02 - $38.89	76,214
April 2023	649	$35.79 - $37.03	23,671
May 2023	100	$36.53 - $36.53	3,658
June 2023	2,300	$33.63 - $38.76	85,556
August 2023	14,751	$36.98 - $39.41	575,728
September 2023	125	$38.11 - $38.11	4,772
November 2023	475	$37.03 - $37.78	17,825
December 2023	12,748	$37.53 - $41.03	520,749
Total	663,219		$26,276,060

During the three months ended December 31, 2023, 1,848 shares were transferred into treasury, including 125 shares that were repurchased during the year ended September 30, 2023 and transferred into treasury during the three months ended December 31, 2023. As of December 31, 2023, there were 11,500 shares that were not yet transferred into treasury.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. Other than the items disclosed herein, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three months ended December 31, 2023.

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

We have evaluated subsequent events from December 31, 2023 through the filing date of this quarterly report on Form 10-Q. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period ended December 31, 2023, the analysis contained herein may not fully account for market event impacts. As of December 31, 2023, the Company valued its portfolio investments in conformity with U.S. generally accepted accounting principles (“GAAP”) based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that market events may have caused during the months following our most recent valuation (as of December 31, 2023), any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio.

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

If general interest rates continue to rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments

A change in the general level of interest rates can be expected to lead to a change in the interest rates we receive on many of our debt investments.

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

Expenses

In periods prior to December 31, 2020, our primary operating expenses included management and incentive fees pursuant to the investment management agreement we had with MCC Advisors and overhead expenses, including our allocable portion of our administrator’s overhead under the administration agreement, which were paid during the quarter ended March 31, 2021. Our management and incentive fees compensated MCC Advisors for its work in identifying, evaluating, negotiating, closing and monitoring our investments. On November 18, 2020, the board of directors adopted an internally managed structure, effective January 1, 2021, under which we bear all costs and expenses of our operations and transactions, including those relating to:

●	our organization and continued corporate existence;

●	calculating our NAV (including the cost and expenses of any independent valuation firms);

●	expenses, including travel expense, incurred by our professionals or payable to third parties performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

●	interest payable on debt, if any, incurred to finance our investments;

●	the costs of all offerings of common shares and other securities, if any;

●	operating costs associated with employing investment professionals and other staff;

●	distributions on our shares;

●	administration fees payable under our administration agreement;

●	custodial fees related to our assets

●	amounts payable to third parties relating to, or associated with, making investments;

●	transfer agent and custodial fees;

●	all registration and listing fees;

●	U.S. federal, state and local taxes;

●	independent directors’ fees and expenses;

●	costs of preparing and filing reports or other documents with the SEC or other regulators;

●	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

●	our fidelity bond;

●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	the operating lease of our office space;

●	indemnification payments; and

●	direct costs and expenses of administration, including audit and legal costs.

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

In December 2023, pursuant to the CIP, the Compensation Committee approved awards for Mr. Lorber and Ms. McMillan for the three-year performance period commencing on October 1, 2023 and ending on September 30, 2026 (the “2024 LTIP Plan”). Each participant is eligible to receive an amount of cash equal to a percentage of their target award amount set forth above based on the factors described above. The Compensation Committee, in approving the awards, evaluated each Performance Goal separately.

The Target Performance Award for each executive officer for the 2022 LTIP Plan, 2023 LTIP Plan, and the 2024 LTIP Plan is set forth in the table below:

Name and Title	Dollar Value of Target Award
David Lorber, Chairman of the Board and Chief Executive Officer	$890,000
Ellida McMillan, Chief Financial Officer	380,000

During the three months ended December 31, 2023 and December 31, 2022, the Company recorded an accrual of $304,800 and $0, respectively, for these awards.

Portfolio and Investment Activity

As of December 31, 2023 and September 30, 2023, our portfolio had a fair market value of approximately $222.2 million and $226.5 million, respectively.

During the three months ended December 31, 2023, we received proceeds from sale and settlements of investments of $22.1 million, including principal proceeds, net realized gains on investments of $0.2 million and invested $14.3 million.

During the three months ended December 31, 2022, we received proceeds from sale and settlements of investments of $19.2 million including principal and dividend proceeds, net realized gains (losses) on investments of $0.01 million and invested $6.9 million.

The following table summarizes the amortized cost and the fair value of our average portfolio company (dollars in thousands):

	December 31, 2023		September 30, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$6,570	$5,645	$6,310	$5,392
Largest portfolio company by amortized cost and fair value, respectively	41,537	36,410	38,871	38,871

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2023 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$137,419	53.2%	$102,392	46.1%
Senior Secured Notes	9,512	3.7	8,997	4.0
Fund Investment	1,027	0.4	783	0.4
Equity/Warrants	110,219	42.7	110,050	49.5
Total Investments	$258,177	100.0%	$222,222	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2023 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$139,103	52.5%	$103,004	45.6%
Senior Secured Notes	9,512	3.6	8,922	3.9
Fund Investment	1,027	0.4	792	0.3
Equity/Warrants	115,369	43.5	113,743	50.2
Total Investments	$265,011	100.0%	$226,461	100.0%

As of December 31, 2023, our income-bearing investment portfolio based upon cost represented 87.2% of our total portfolio of which 61.2% bore interest based on floating rates, such as SOFR or LIBOR, 14.3% bore interest at fixed rates, and 24.6% are income-producing equity investments. As of December 31, 2022, our income-bearing investment portfolio based upon cost represented 62.5% of our total portfolio of which 81.6% bore interest based on floating rates, such as SOFR or LIBOR, while 18.4% bore interest at fixed rates. As of December 31, 2023, the Company had a weighted average yield of 13.0% on debt and other income producing investments. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2023 and September 30, 2023 (dollars in thousands):

	December 31, 2023		September 30, 2023
	Fair Value	Percentage	Fair Value	Percentage
1	$-	0.0%	$-	0.0%
2	189,173	85.1%	197,951	87.4%
3	19,269	8.7%	15,651	6.9%
4	7,684	3.5%	6,362	2.8%
5	6,096	2.7%	6,497	2.9%
Total	$222,222	100.0%	$226,461	100.0%

Results of Operations

Operating results for three months ended December 31, 2023 and 2022 are as follows (dollars in thousands):

	For the Three Months Ended December 31,
	2023	2022
Total investment income	$5,722	$4,703
Less: Net expenses	4,013	3,054
Net investment income/(loss)	1,709	1,649
Net realized gains (losses) on investments	230	13
Net change in unrealized gains (losses) on investments	2,595	2,290
Net increase (decrease) in net assets resulting from operations	$4,534	$3,952

Investment Income

For the three months ended December 31, 2023, investment income totaled $5.7 million, of which $3.7 million was attributable to portfolio interest, approximately $2.0 million was attributable to dividend income, $0.0 thousand was attributable to fee and other income, and $41.1 thousand was attributable to interest on cash and cash equivalents. Dividend income was received from 10 investments during the three months ended December 31, 2023.

For the three months ended December 31, 2022, investment income totaled $4.7 million, of which $2.6 million was attributable to portfolio interest, $2.0 million was attributable to dividend income, and $0.1 million was attributable to fee income. Dividend income was received from 10 investments during the three months ended December 31, 2022.

Operating Expenses

Operating expenses for the three months ended December 31, 2023 and 2022 are as follows (dollars in thousands):

	For the Three Months Ended December 31,
	2023	2022
Interest and financing expenses	$1,541	$1,233
Salaries and benefits	1,425	858
Professional fees, net	358	348
General and administrative	325	220
Directors fees	188	194
Insurance	98	124
Administrator expenses	78	78
Total Expenses	$4,013	$3,055

For the three months ended December 31, 2023, total operating expenses increased by $1.0 million, or 31.4% compared to the three months ended December 31, 2022.

Interest and Financing Expenses

Interest and financing expenses for the three months ended December 31, 2023 increased by $0.3 million, or 25.0% compared to the three months ended December 31, 2022. The increase in interest and financing expenses for the three months ended December 31, 2023 was primarily due to increased borrowings on Credit Facility.

Professional Fees and General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended December 31, 2023 increased by $0.1 million, or 20.2% compared to the three months ended December 31, 2022.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended December 31, 2023, we recognized $0.2 million of realized gains, respectively on our portfolio investments. The realized gains were primarily due to additional proceeds received from two investments.

During the three months ended December 31, 2022, we recognized $0.01 million of realized gains on our portfolio investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation or depreciation on investments reflects the net change in the fair value of our investment portfolio.

For the three months ended December 31, 2023, we had $2.6 million of net unrealized appreciation on investments. The net unrealized appreciation was comprised of $6.0 million of net unrealized appreciation that resulted from fair market value appreciation primarily attributable to Maritime Wireless, 1888 Industrial Services, and level one investments, and $3.4 million of net unrealized depreciation primarily attributable to Kemmerer Operations and JFL-NGS-WCS Partners.

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

Provision for Deferred Taxes on Unrealized Depreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended December 31, 2023 and 2022, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

Changes in Net Assets from Operations

For the three months ended December 31, 2023, we recorded a net increase in net assets resulting from operations of $4.5 million compared to a net increase in net assets resulting from operations of $3.9 million for the three months ended December 31, 2022. Total Net Assets increased from the last quarter primarily due to share repurchases in the amount of $0.5 million and the net change in unrealized losses on investments of $2.6 million. Based on 2,072,694 and 2,100,876 weighted average common shares outstanding for the three months ended December 31, 2023 and 2022, respectively, our per share net increase/(decrease) in net assets resulting from operations was $2.19 for the three months ended December 31, 2023 and $1.88 for the three months ended December 31, 2022.

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

As of December 31, 2023 and September 30, 2023, we had $12.2 million and $6.0 million, respectively, in cash and cash equivalents.

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

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program. On February 9, 2022, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $15 million to $25 million. On February 8, 2023, the Board of Directors approved the further expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Under the share repurchase program, the Company repurchased an aggregate of 663,219 shares of common stock through December 31, 2023, or 24.3% of shares outstanding as of the program’s inception, with a total cost of $26.3 million. The total remaining amount authorized under the expanded share repurchase program at December 31, 2023 was approximately $8.7 million.

Credit Facility

On December 15, 2022, the Company and its wholly-owned subsidiaries executed a three-year, $50 million revolving credit facility (the “Credit Facility”) with WoodForest Bank, N.A. (“WoodForest”), Valley National Bank, and Axiom Bank, (collectively, the “Lenders”). WoodForest is the administrative agent, sole bookrunner and sole lead arranger. As of December 31, 2023, there was $28.4 million outstanding borrowings by the Company under the Credit Facility.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2023 and September 30, 2023, we had commitments under loan and financing agreements to fund up to $2.6 million to two portfolio companies and $3.4 million to four portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of December 31, 2023 and September 30, 2023 is shown in the table below (dollars in thousands):

	December 31, 2023	September 30, 2023
Secure Acquisition Inc. (dba Paragon Films) - Senior Secured First Lien Delayed Draw Term Loan	$-	$517
NVTN LLC - Senior Secured First Lien Delayed Draw Term Loan	-	220
Deer Management Systems LLC - Senior Secured First Lien Delayed Draw Term Loan	600	600
Tamarix Capital Partners II, L.P. - Fund Investment	2,038	2,038
Total unfunded commitments	$2,638	$3,375

In December 2023, the Company established a subsidiary to serve as a regulated insurance company. The Company purchased 100,000 shares of the subsidiary’s common stock for a purchase price of $1.00 per share on February 8, 2024. This subsidiary also entered into a merger agreement pursuant to which it agreed to acquire a controlling interest in VR Insurance SPV, LLC, a company primarily engaged in the insurance business through its subsidiaries (“VR”), and to provide additional capital to such company. The Company’s total investment in the insurance subsidiary and VR is expected to approximate $49 million. The merger transaction is presently expected to close in the first half of 2024, subject to various closing conditions, including insurance regulatory approvals.

In December 2023, one of the Company’s portfolio companies entered into a sale agreement. In the event the sale agreement does not close, the Company will acquire all loan and other obligations from other lenders for a purchase price of approximately $4.6 million.

The following table shows our payment obligations for repayment of debt and other contractual obligations at December 31, 2023 (dollars in thousands):

	Payments Due by Period
	2024	2025	2026	2027	Thereafter	Total
Revolving Credit Facility	$-	$(28,441,941)	$-	$-	$-	$(28,441,941)
2028 Notes	-	-	-	-	(57,500,000)	(57,500,000)
Operating Lease Obligation (1)	(115,319)	(156,971)	(161,680)	(27,417)	-	(461,387)
Total contractual obligations	$(115,319)	$(28,598,912)	$(161,680)	$(27,417)	$(57,500,000)	$(86,403,328)

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

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

The Company did not declare any distribution payments during the three months ended December 31, 2023 and 2022.

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

Non-accrual: We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At December 31, 2023, certain investments in four portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $8.9 million, or 4.0% of the fair value of our portfolio. At September 30, 2023, certain investments in four portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $6.5 million, or 2.9% of the fair value of our portfolio.

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

Recent Developments

In December 2023, the Company established a subsidiary to serve as a regulated insurance company. The Company purchased 100,000 shares of the subsidiary’s common stock for a purchase price of $1,00 per share on February 8, 2024. This subsidiary also entered into a merger agreement pursuant to which it agreed to acquire a controlling interest in VR Insurance SPV, LLC, a company primarily engaged in the insurance business through its subsidiaries (“VR”), and to provide additional capital to such company. The Company’s total investment in the insurance subsidiary and VR is expected to approximate $49 million. The merger transaction is presently expected to close in the first half of 2024, subject to various closing conditions, including insurance regulatory approvals.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including SOFR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. In 2023, the Federal Reserve raised short-term interest rates and has indicated additional interest rate increases may come. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the higher interest rate environment, pandemics, and other market events, which has resulted in an increase in the level of volatility across such markets. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three months ended December 31, 2023 and the year ended September 30, 2023, we did not engage in hedging activities.

As of December 31, 2023, 54.8% of our income-bearing investment portfolio bore interest based on floating rates based upon fair value. The substantial majority of this component of our portfolio bore interest based on a SOFR reference rate. Certain such investments used a LIBOR reference rate at December 31, 2023. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in the applicable reference rates are not offset by a corresponding increase in the spread over the reference rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to any income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to reference rates. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. The composition of our floating rate debt investments by cash interest rate floor as of December 31, 2023 was as follows (dollars in thousands):

	December 31, 2023
LIBOR and SOFR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$18,418	20.2%
1% to under 2%	65,917	72.1
2% to under 3%	3,356	3.7
No Floor	3,673	4.0
Total	$91,364	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2023, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR and SOFR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Change in Interest Rates	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
Up 300 basis points	$6,900	$(900)	$6,000
Up 200 basis points	4,600	(600)	4,000
Up 100 basis points	2,300	(300)	2,000
Down 100 basis points	(2,300)	300	(2,000)
Down 200 basis points	(4,600)	600	(4,000)
Down 300 basis points	(6,900)	900	(6,000)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on December 22, 2023, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the three months ended December 31, 2023 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

As of December 31, 2023, the Company’s asset coverage was 275.4% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act.

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

We cannot assure that we will achieve investment results that will allow us to pay cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. As of December 31, 2023, the Company’s asset coverage was 275.4% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

As of December 31, 2023, there was $85.9 million of outstanding borrowings. The weighted average interest rate charged on our borrowings as of December 31, 2023 was 6.25% (exclusive of debt issuance costs). We will need to generate sufficient cash flow to make these required interest payments. If we are unable to meet the financial obligations under the Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on the outstanding Notes to be due and payable immediately. If we are unable to meet the financial obligations under the Credit Facility or any other credit facility we enter into, the lenders thereunder would likely have a superior claim to our assets over our stockholders.

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

As of December 31, 2023, 15.6% of our total assets were invested in FlexFin, our affiliate’s asset-based lending business.

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

15.6% of the Company’s total assets (as of December 31, 2023) are invested in our affiliate’s asset-based lending business and its activities are influenced by volatility in prices of gemstones and jewelry.

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

We may be subject to risks associated with our investments in unitranche loans.

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

As of December 31, 2023, investments in our affiliate’s asset-based lending business constituted 15.6% of our total assets. See above, under Item 1A for risk factors related to our investment in that business.

Risks Related to Our Operations as a BDC and a RIC

Regulations governing our operation as a BDC may limit our ability to, and the way in which we raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations.

Our business requires a substantial amount of capital to operate and grow. We may acquire additional capital from the issuance of senior securities (including debt and preferred stock), the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations. As of December 31, 2023, the Company’s asset coverage was 275.4% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act.

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

Dated: February 8, 2024
PhenixFIN Corporation

	By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer
(Principal Accounting and Financial Officer)