Form 10-Q
period 2024-06-30
PhenixFIN Corp
filed 2024-08-06
CIK 1490349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

The Registrant had 2,019,778 shares of common stock, $0.001 par value, outstanding as of August 6, 2024.

PHENIXFIN CORPORATION

i

PHENIXFIN CORPORATION

Consolidated Statements of Assets and Liabilities

	June 30, 2024 (Unaudited)	September 30, 2023
Assets:
Investments at fair value
Non-controlled, non-affiliated investments (amortized cost of $152,515,155 and $134,339,121 respectively)	$148,691,260	$125,531,031
Affiliated investments (amortized cost of $20,564,242 and $48,233,910, respectively)	14,407,827	37,289,617
Controlled investments (amortized cost of $98,034,975 and $82,437,692, respectively)	70,582,278	63,640,043
Total Investments at fair value	233,681,365	226,460,691
Cash and cash equivalents	8,866,519	5,988,223
Receivables:
Interest receivable	1,715,284	971,115
Dividends receivable	215,705	161,479
Other receivable	205,984	31,425
Deferred financing costs	649,042	699,124
Due from Affiliate	451,178	409,214
Other assets	410,565	833,000
Prepaid share repurchase	101,115	199,019
Receivable for investments sold	-	3,940,175
Total Assets	$246,296,757	$239,693,465

Liabilities:
Credit facility and notes payable (net of debt issuance costs of $1,439,916 and $1,688,835, respectively)	$85,294,535	$84,253,106
Payable for investments purchased	1,834,831	4,123,059
Accounts payable and accrued expenses	3,789,402	3,066,984
Interest and fees payable	520,057	690,398
Other liabilities	327,045	432,698
Administrator expenses payable (see Note 6)	143,936	-
Due to Affiliate	183,548	-
Deferred revenue	-	421,685
Total Liabilities	92,093,354	92,987,930

Commitments and Contingencies (see Note 8)

Net Assets:
Common Shares, $0.001 par value; 5,000,000 shares authorized; 2,723,709 shares issued; 2,019,778 and 2,073,713 common shares outstanding, respectively	2,021	2,074
Capital in excess of par value	692,441,333	694,812,239
Total distributable earnings (loss)	(538,239,951)	(548,108,778)
Total Net Assets	154,203,403	146,705,535
Total Liabilities and Net Assets	$246,296,757	$239,693,465

Net Asset Value Per Common Share	$76.35	$70.75

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023

Interest Income:
Interest from investments
Non-controlled, non-affiliated investments:
Cash	$2,971,965	$1,794,974	$7,605,006	$5,827,756
Payment in-kind	231,113	110,477	412,317	336,257
Affiliated investments:
Cash	10,682	652,304	742,858	1,111,785
Payment in-kind	-	-	-	-
Controlled investments:
Cash	650,244	30,610	1,230,510	282,425
Payment in-kind	334,398	134,550	603,229	380,287
Total interest income	4,198,402	2,722,915	10,593,920	7,938,510
Dividend income
Non-controlled, non-affiliated investments	531,151	1,216,137	1,963,744	2,824,666
Affiliated investments	-	-	-	-
Controlled investments	982,903	709,912	3,216,298	2,637,116
Total dividend income	1,514,054	1,926,049	5,180,042	5,461,782
Interest from cash and cash equivalents	147,127	95,356	387,501	313,053
Fee income (see Note 9)	375,363	94,482	453,988	339,136
Other income	-	-	22	401,986
Total Investment Income	6,234,946	4,838,802	16,615,473	14,454,467

Expenses:
Interest and financing expenses	1,721,767	1,415,102	4,831,180	4,029,874
Salaries and benefits	1,514,872	1,277,797	4,464,372	2,937,420
Professional fees, net	432,416	310,878	1,133,120	1,036,024
General and administrative expenses	226,903	253,298	862,740	674,456
Directors fees	187,500	170,833	562,500	541,333
Insurance expenses	95,983	115,654	290,433	361,125
Administrator expenses (see Note 6)	75,351	76,351	210,753	232,172
Total expenses	4,254,792	3,619,913	12,355,098	9,812,404
Net Investment Income	1,980,154	1,218,889	4,260,375	4,642,063

Realized and unrealized gains (losses) on investments
Non-controlled, non-affiliated investments	155,419	(1,374,437)	585,977	(2,199,059)
Affiliated investments	-	30,211	(1,991,456)	30,211
Controlled investments	8,542,831	858	8,542,831	24,131
Total net realized gains (losses)	8,698,250	(1,343,368)	7,137,352	(2,144,717)
Net change in unrealized gains (losses):
Non-controlled, non-affiliated investments	1,823,185	3,907,130	4,984,195	6,233,742
Affiliated investments	73,960	2,322,910	4,787,878	3,312,510
Controlled investments	(9,966,938)	2,811,099	(8,655,048)	7,533,196
Total net change in unrealized gains (losses)	(8,069,793)	9,041,139	1,117,025	17,079,448
Total realized and unrealized gains (losses)	628,457	7,697,771	8,254,377	14,934,731

Net Increase (Decrease) in Net Assets Resulting from Operations	$2,608,611	$8,916,660	$12,514,752	$19,576,794

Weighted average basic and diluted earnings per common share	$1.29	$4.26	$6.11	$9.34
Weighted average common shares outstanding - basic and diluted (see Note 11)	2,019,786	2,090,691	2,047,127	2,095,591

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Changes in Net Assets

(Unaudited)

	Common Stock
	Shares	Par Amount	Capital in Excess of Par Value	Total Distributable Earnings/(Loss)	Total Net Assets
Balance at March 31, 2023	2,091,638	$2,092	$675,047,159	$(543,898,362)	$131,150,889
OPERATIONS
Net investment income (loss)	-	-	-	1,218,889	1,218,889
Net realized gains (losses) on investments	-	-	-	(1,343,368)	(1,343,368)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	9,041,139	9,041,139
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(3,049)	(3)	(112,882)	-	(112,885)
Total Increase (Decrease) in Net Assets	(3,049)	(3)	(112,882)	8,916,660	8,803,775

Balance at June 30, 2023	2,088,589	$2,089	$674,934,277	$(534,981,702)	$139,954,664

Balance at March 31, 2024	2,020,490	$2,021	$692,472,513	$(538,202,637)	$154,271,897
OPERATIONS
Net investment income (loss)	-	-	-	1,980,154	1,980,154
Net realized gains (losses) on investments	-	-	-	8,698,250	8,698,250
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(8,069,793)	(8,069,793)
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	-	(2,645,925)	(2,645,925)
Repurchase of common shares	(712)	-	(31,180)	-	(31,180)
Total Increase (Decrease) in Net Assets	(712)	-	(31,180)	(37,314)	(68,494)

Balance at June 30, 2024	2,019,778	$2,021	$692,441,333	$(538,239,951)	$154,203,403

Balance at September 30, 2022	2,102,129	$2,102	$675,401,802	$(554,558,496)	$120,845,408
OPERATIONS
Net investment income (loss)	-	-	-	4,642,063	4,642,063
Net realized gains (losses) on investments	-	-	-	(2,144,717)	(2,144,717)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	17,079,448	17,079,448
CAPITAL SHARE TRANSACTIONS
Repurchase of common shares	(13,540)	(13)	(467,525)	-	(467,538)
Total Increase (Decrease) in Net Assets	(13,540)	(13)	(467,525)	19,576,794	19,109,256

Balance at June 30, 2023	2,088,589	$2,089	$674,934,277	$(534,981,702)	$139,954,664

Balance at September 30, 2023	2,073,713	$2,074	$694,812,239	$(548,108,778)	$146,705,535
OPERATIONS
Net investment income (loss)	-	-	-	4,260,375	4,260,375
Net realized gains (losses) on investments	-	-	-	7,137,352	7,137,352
Net change in unrealized appreciation (depreciation) on investments	-	-	-	1,117,025	1,117,025
CAPITAL SHARE TRANSACTIONS
Distributions declared	-	-	-	(2,645,925)	(2,645,925)
Repurchase of common shares	(53,935)	(53)	(2,370,906)	-	(2,370,959)
Total Increase (Decrease) in Net Assets	(53,935)	(53)	(2,370,906)	9,868,827	7,497,868

Balance at June 30, 2024	2,019,778	$2,021	$692,441,333	$(538,239,951)	$154,203,403

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$12,514,752	$19,576,794
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from sale and settlements of investments	87,901,740	39,760,986
Purchases, originations and participations	(85,486,774)	(49,334,640)
Investment increases due to payment-in-kind interest	(1,015,546)	(716,544)
Net amortization of premium (discount) on investments	(365,717)	(505,040)
Amortization of debt issuance cost	249,913	286,750
Amortization of deferred financing cost	339,587	198,530
Net realized (gains) losses from investments	(7,137,352)	2,144,717
Net unrealized (gains) losses on investments	(1,117,025)	(17,079,448)
(Increase) decrease in operating assets:
Interest receivable	(744,169)	(137,882)
Due from affiliate	(41,964)	(124,457)
Receivable for investments sold	3,940,175	-
Dividends receivable	(54,226)	48,694
Paydown receivable	-	112,500
Other receivable	(174,559)	30,157
Prepaid share repurchase	97,904	477,713
Other assets	422,435	577,239
Increase (decrease) in operating liabilities:
Due to broker	-	(16,550,000)
Payable for investments purchased	(2,288,228)	5,118,912
Accounts payable and accrued expenses	722,418	(22,231)
Due to Affiliate	183,548	-
Administrator expenses payable	143,936	(74,911)
Interest and fees payable	(170,341)	166,452
Deferred revenue	(421,685)	(70,301)
Other liabilities	(105,653)	(106,449)
Net cash provided by (used in) operating activities	7,393,169	(16,222,459)
Cash Flows from Financing Activities:
Debt issuance	21,971,498	32,241,942
Paydowns on debt	(21,178,988)	(26,521,800)
Debt issuance costs paid	(994)	(9,752)
Deferred financing costs	(289,505)	(912,274)
Distributions paid to shareholders	(2,645,925)	-
Repurchase of common shares	(2,370,959)	(467,538)
Net cash provided by (used in) financing activities	(4,514,873)	4,330,578
Net increase (decrease) in cash and cash equivalents	2,878,296	(11,891,881)
Cash and cash equivalents, beginning of period	5,988,223	22,768,066
Cash and cash equivalents, end of period	$8,866,519	$10,876,185

Supplemental information:
Interest paid during the period	$4,365,399	$2,608,928
Non-cash purchase of investments	$45,900,000	$-
Non-cash sale of investments	$45,900,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2024

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan C	2/23/2025	$350,000	$196,411	$350,000	0.23%
				350,000	196,411	350,000	0.23%

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (SOFR + CSA + 5.00%, 3.75% PIK)(20)(24)	4/30/2025	$13,868,885	$10,893,806	$10,082,679	6.54%
		Warrants(21)	5/22/2027	97,899	-	98,388	0.06%
				13,966,784	10,893,806	10,181,067	6.60%

Arcline FM Holdings, LLC	Aerospace & Defense	First Lien Term Loans (SOFR + CSA + 4.75%, 0.75% Floor)(14)(20)(24)	6/23/2028	2,658,987	2,571,184	2,660,649	1.73%
				2,658,987	2,571,184	2,660,649	1.73%

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units(21)		417	416,250	-	0.00%
				417	416,250	-	0.00%

Blufox Mobile Services	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 8.50%, 4.00% Floor)(23)	4/12/2028	7,062,403	7,062,403	7,062,403	4.58%
				7,062,403	7,062,403	7,062,403	4.58%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 833,152 Common Units(21)		833,152	66,475	-	0.00%
				833,152	66,475	-	0.00%

CB&L Associates Holdco I, LLC(11)	Real Estate	First Lien Term Loan (SOFR + CSA+ 2.75%, 1.00% Floor)(14)(20)(23)	11/1/2025	5,805,135	4,896,579	5,398,776	3.50%
				5,805,135	4,896,579	5,398,776	3.50%

Chimera Investment Corp.(11)	Real Estate	Equity - 117,310 Class C Preferred Units(13)(15)		117,310	2,884,724	2,632,436	1.71%
		Equity - 193,754 Class D Preferred Units, (SOFR + 5.38%)(13)(24)		193,754	4,182,010	4,739,223	3.07%
				311,064	7,066,734	7,371,659	4.78%

Copper Property CTL Pass Through Trust	Real Estate	Equity Certificates(13)		637,795	7,784,654	5,816,690	3.77%
				637,795	7,784,654	5,816,690	3.77%

Deer Management Systems LLC	Consumer Discretionary	First Lien Term Loan (SOFR + CSA + 8.25%, 3.00% Floor)(20)(24)	5/1/2028	3,293,750	3,225,131	3,367,859	2.18%
		First Lien Delayed Draw Term Loan (SOFR + CSA + 8.25%, 3.00% Floor)(8)(20)(24)		-	-	-	0.00%
				3,293,750	3,225,131	3,367,859	2.18%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2024

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

DirecTV Financing, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% Floor)(14)(20)(23)	8/2/2027	3,639,523	3,641,793	3,647,485	2.37%
		Senior Secured First Lien Term Loan (SOFR + CSA + 5.25%, 0.75% Floor)(14)(20)(23)	8/2/2029	955,000	943,804	949,330	0.62%
				4,594,523	4,585,597	4,596,815	2.99%

Epic Y-Grade Services, LP	Energy: Oil & Gas	First Lien Term Loan (SOFR + CSA + 5.75%, 0.00% Floor)(14)(20)(23)	6/30/2029	4,000,000	3,903,469	3,987,500	2.59%
				4,000,000	3,903,469	3,987,500	2.59%

First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 1.00% Floor)(14)(20)(25)	3/30/2027	3,889,447	3,889,447	3,861,492	2.50%
				3,889,447	3,889,447	3,861,492	2.50%

Franklin BSP Realty Trust, Inc.(11)	Real Estate	Equity - 66,107 Common Units(13)		66,107	907,782	832,948	0.54%
				66,107	907,782	832,948	0.54%

Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest(21)		380	151,337	-	0.00%
				380	151,337	-	0.00%

Innovate Corp.(11)	Construction & Building	8.50% Senior Secured Notes(14)	2/1/2026	4,250,000	3,714,663	3,187,500	2.07%
				4,250,000	3,714,663	3,187,500	2.07%

Invesco Mortgage Capital, Inc.(11)	Real Estate	Equity - 205,000 Class C Preferred Units(13)(16)		205,000	5,035,506	4,538,700	2.94%
				205,000	5,035,506	4,538,700	2.94%

NGS-WCS Group Holdings	Construction & Building	Senior Secured First Lien Term Loan B (SOFR + 4.75%, 0.50% Floor)(23)	5/31/2030	1,000,000	995,086	997,500	0.65%
JFL-NGS-WCS Partners, LLC	Construction & Building	Equity - 10,000,000 Units(21)		10,000,000	10,000,000	11,900,000	7.71%
				11,000,000	10,995,086	12,897,500	8.36%

Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2025	9,153,693	9,153,693	9,153,692	5.94%
				9,153,693	9,153,693	9,153,692	5.94%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(21)		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2024

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

Lucky Bucks, LLC	Consumer Discretionary	Priority Second Out Term Loan(SOFR + CSA + 7.50%, 1.00% Floor)(20)(23)	10/2/2029	$1,354,434	$1,327,345	$1,354,434	0.88%
		Priority First Out Exit Term Loan(SOFR + CSA + 7.50%, 1.00% Floor)(20)(23)	10/2/2028	686,093	623,386	686,093	0.44%
		Equity - 180,739 Membership Units(21)		180,739	174,393	1,375,834	0.89%
				2,221,266	2,125,124	3,416,361	2.21%

McKissock Investment Holdings, LLC (dba Colibri)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% Floor)(14)(20)(24)	3/10/2029	4,887,043	4,850,930	4,891,564	3.17%
				4,887,043	4,850,930	4,891,564	3.17%

MFA Financial, Inc.(11)	Real Estate	Equity - 97,426 Class C Preferred Units(13)(19)		97,426	2,318,487	2,289,511	1.48%
				97,426	2,318,487	2,289,511	1.48%

New York Mortgage Trust, Inc.(11)	Real Estate	Equity - 165,000 Class E Preferred Units(13)(18)		165,000	4,102,076	3,936,900	2.55%
				165,000	4,102,076	3,936,900	2.55%

PHH Mortgage Corp.	Real Estate	7.875% Senior Secured Note(14)	3/15/2026	9,686,000	8,780,720	9,419,635	6.11%
				9,686,000	8,780,720	9,419,635	6.11%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(21)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

Power Stop LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 4.75%, 0.50% Floor)(14)(20)(23)	1/26/2029	8,861,392	8,309,665	8,617,704	5.59%
				8,861,392	8,309,665	8,617,704	5.59%

Rithm Capital Corp.(11)	Banking	Equity - 206,684 Class B Preferred Units(13)(17)		206,684	5,129,170	5,200,169	3.37%
				206,684	5,129,170	5,200,169	3.37%

Secure Acquisition Inc. (dba Paragon Films)	Packaging	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.50% Floor)(14)(20)(24)	12/16/2028	3,518,464	3,507,967	3,527,172	2.29%
				3,518,464	3,507,967	3,527,172	2.29%

SMC Roofing	Services: Consumer	First Out Term Loan (SOFR + CSA + 3.50%, 2.00% Floor)(20)(24)	10/16/2028	653,552	657,267	653,552	0.42%
		First Out Delayed Draw Term Loan (SOFR + CSA + 3.50%, 2.00% Floor)(8)(20)(24)	10/16/2028	32,366	33,259	32,366	0.02%
		Last Out Term Loan (SOFR + CSA + 11.75%, 2.00% Floor)(20)(24)	10/16/2028	1,863,568	1,851,880	1,840,273	1.19%
		Last Out Delayed Draw Term Loan (SOFR + CSA + 11.75%, 2.00% Floor)(8)(20)(24)	10/16/2028	140,082	142,014	138,331	0.09%
				2,689,568	2,684,420	2,664,522	1.72%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2024

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 6.50%, 1.00% Floor)(20)(23)	12/30/2026	6,666,667	6,607,647	6,666,667	4.32%
		Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 6.50%, 1.00% Floor)(20)(23)	12/30/2026	3,200,000	3,168,341	3,200,000	2.08%
				9,866,667	9,775,988	9,866,667	6.40%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 358,867 Class A Units(21)		358,867	345,491	375,105	0.24%
				358,867	345,491	375,105	0.24%

Staples, Inc.	Services: Consumer	First Lien Term Loan (SOFR + 5.75%, 0.50% Floor)(14)(24)	9/1/2029	6,000,000	5,763,449	5,482,500	3.56%
				6,000,000	5,763,449	5,482,500	3.56%

Tamarix Capital Partners II, L.P.(11)	Banking	Fund Investment(8)(21)		N/A	1,026,818	806,932	0.53%
				-	1,026,818	806,932	0.53%

Thryv Holdings, Inc.(11)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + 6.75%, 1.00% Floor)(14)(23)	5/1/2029	2,883,214	2,855,120	2,931,268	1.90%
				2,883,214	2,855,120	2,931,268	1.90%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units(21)		5,441	302,464	-	0.00%
		Warrants - 0.65% of Outstanding Equity(21)	3/30/2028	6,506	361,667	-	0.00%
				11,947	664,131	-	0.00%

Wingman Holdings, Inc.	Aerospace & Defense	Equity - 350 Common Shares(21)		350	700,000	-	0.00%
				350	700,000	-	0.00%

Subtotal Non-Controlled/Non-Affiliated Investments				131,309,891	$152,515,155	$148,691,260	96.42%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2024

(Unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

Affiliated Investments:(6)

Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(10)(20)(23)	1/31/2025	908,080	875,749	875,749	0.57%
		Senior Secured First Lien Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(10)(20)(23)	1/31/2025	14,533,685	7,767,533	450,366	0.29%
		Senior Secured First Lien Super Priority Delayed Draw Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(10)(20)(23)	1/31/2025	1,991,878	1,920,960	1,920,960	1.25%
		Equity - 17.92% Membership Interest(21)		-	-	-	0.00%
				17,433,643	10,564,242	3,247,075	2.11%

FST Holdings Parent, LLC	High Tech Industries	Equity - 625,548 Class A Units		625,548	10,000,000	11,160,752	7.23%
				625,548	10,000,000	11,160,752	7.23%

Subtotal Affiliated Investments				18,059,191	$20,564,242	$14,407,827	9.34%

Controlled Investments:(7)

ECC Capital Corp.	Real Estate	Equity - 84,000,000 Units(13)(21)		84,000,000	4,251,084	2,940,000	1.91%
		Senior Secured Promissory Note (SOFR + 5.00%, 0.00% Floor)(24)	12/31/2031	10,422,012	10,422,012	10,422,012	6.76%
				94,422,012	14,673,096	13,362,012	8.67%

FlexFIN, LLC	Services: Business	Equity Interest		34,708,509	$34,708,509	$34,708,509	22.51%
				34,708,509	34,708,509	34,708,509	22.51%

NSG Captive, Inc.	Insurance	Equity - 100,000 Units(21)		100,000	100,000	100,000	0.06%
				100,000	100,000	100,000	0.06%

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (SOFR + 7.00%, 2.00% Floor)(23)	12/31/2026	5,500,000	5,616,309	5,500,000	3.57%
		Senior Secured First Lien Term Loan B (AFR, 2.00% Floor)(26)	12/31/2026	17,552,420	13,916,082	16,911,757	10.97%
		Senior Secured First Lien Term Loan C (SOFR + 12.00% PIK, 2.00% Floor)(10)	12/31/2026	11,506,159	7,570,055	-	0.00%
		Equity - 1,000 Class A Units(21)		1,000	21,450,924	-	0.00%
				34,559,579	48,553,370	22,411,757	14.54%

Subtotal Control Investments				163,790,100	$98,034,975	$70,582,278	45.78%

	Total Investments, June 30, 2024			313,159,182	$271,114,372	$233,681,365	151.54%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of June 30, 2024

(Unaudited)

(1)	Substantially all of our investments are domiciled in the United States. Certain investments also have international operations.
(2)	Par amount is presented for debt investments and the amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted.
(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $(37,433,007).
The tax cost basis of investments is $271,114,372 as of June 30, 2024.
The amortized cost represents the original cost adjusted for the amortization or accretion of premium or discount, as applicable, on debt investments using the effective interest method.
(4)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy (see Note 4).
(5)	Percentage is based on net assets of $154,203,403 as of June 30, 2024.
(6)	Affiliated Investments are defined by the 1940 Act as investments in companies in which the Company owns between 5% and 25% outstanding voting securities or is under common control with such portfolio company.
(7)	Control Investments are defined by the Investment Company Act of 1940, as amended (the “1940 Act”), as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(8)	The investment has an unfunded commitment as of June 30, 2024 (see Note 8), and fair value includes the value of any unfunded commitments. The negative cost, if applicable, is the result of the capitalized discount being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount on the loan.
(9)	Not in use.
(10)	The investment was on non-accrual status as of June 30, 2024.
(11)	The investment is not a qualifying asset as defined under Section 55(a) of 1940 Act, in a whole, or in part. As of June 30, 2024, non-qualifying assets represented 18.95% of total assets.
(12)	Not in use
(13)	This investment represents a Level 1 security in the ASC 820 table as of June 30, 2024 (see Note 4).
(14)	This investment represents a Level 2 security in the ASC 820 table as of June 30, 2024 (see Note 4).
(15)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 4.743% spread on 9/30/2025.
(16)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 5.29% spread on 9/27/2027.
(17)	The interest rate on this investment is fixed-to-floating and will shift to 3 month LIBOR plus a 5.64% spread on 8/15/2024.
(18)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month SOFR plus a CSA of 0.262% plus a 6.429% spread on 1/15/2025.
(19)	The interest rate on this preferred equity is fixed-to-floating and will shift to 3 month LIBOR plus a 5.345% spread on 3/31/2025.
(20)	Credit Spread Adjustment (“CSA”)
(21)	Non-income producing security.
(22)	Not in use.
(23)	The interest rate on these loans is subject to 1 month SOFR, which as of June 30, 2024 was 5.34%
(24)	The interest rate on these loans is subject to 3 month SOFR, which as of June 30, 2024 was 5.32%.
(25)	The interest rate on these loans is subject to 6 month SOFR, which as of June 30, 2024 was 5.25%.
(26)	The interest rate on these loans is subject to the monthly Applicable Federal Rate, which as of June 30, 2024 was 5.01%.

The accompanying notes are an integral part of these consolidated financial statements.

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2023

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

Non-Controlled/Non-Affiliated Investments:

Altisource S.A.R.L.(11)	Services: Business	Senior Secured First Lien Term Loan B (SOFR + CSA + 5.00%, 3.75% PIK)(20)(25)	4/30/2025	$9,565,710	$8,507,963	$7,805,619	5.31%
		Warrants(21)	5/22/2027	75,080	-	206,470	0.14%
				9,640,790	8,507,963	8,012,089	5.45%

Arcline FM Holdings, LLC	Aerospace & Defense	First Lien Term Loans (SOFR + CSA + 4.75%, 0.75% Floor)(20)(25)	6/23/2028	2,679,494	2,591,013	2,644,660	1.80%
				2,679,494	2,591,013	2,644,660	1.80%

Be Green Packaging, LLC	Containers, Packaging & Glass	Equity - 417 Common Units(21)		417	416,250	-	0.00%
				417	416,250	-	0.00%

Boostability Seotowncenter, Inc.	Services: Business	Equity - 833,152 Common Units(21)		833,152	66,475	-	0.00%
				833,152	66,475	-	0.00%

CB&L Associates Holdco I, LLC (11)	Banking, Finance, Insurance & Real Estate	First Lien Term Loan (SOFR + CSA+ 2.75%, 1.00% Floor)(14)(20)(24)	11/1/2025	5,916,102	4,990,179	5,191,380	3.53%
				5,916,102	4,990,179	5,191,380	3.53%

Chimera Investment Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 117,310 Class C Preferred Units(13)(15)		117,310	2,884,724	2,116,271	1.44%
		Equity - 163,601 Class D Preferred Units(13)(9)		163,601	3,463,275	3,414,353	2.32%
				280,911	6,347,999	5,530,624	3.76%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2023

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Copper Property CTL Pass Through Trust	Banking, Finance, Insurance & Real Estate	Equity Certificates(14)		597,795	7,547,670	6,217,067	4.23%

DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan (SOFR + CSA + 5.50%, 1.00% Floor)(20)(25)	11/13/2025	4,812,500	4,812,500	4,764,375	3.24%
		Revolving Credit Facility (SOFR + CSA + 5.50%, 1.00% Floor)(20)(25)	11/13/2025	714,286	714,286	707,143	0.48%
				5,526,786	5,526,786	5,471,518	3.72%

Deer Management Systems LLC	Consumer Discretionary	First Lien Term Loan (SOFR + CSA + 8.25%, 3.00% Floor)(8)(20)(25)	5/1/2028	3,357,500	3,294,306	3,323,925	2.26%
				3,357,500	3,294,306	3,323,925	2.26%

DirecTV Financing, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% Floor)(14)(20)(24)	8/2/2027	4,100,000	4,100,000	4,003,908	2.72%
				4,100,000	4,100,000	4,003,908	2.72%

First Brands Group, LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 1.00% Floor)(20)(26)	3/30/2027	3,919,598	3,919,598	3,880,402	2.64%
				3,919,598	3,919,598	3,880,402	2.64%

Franklin BSP Realty Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 226,107 Common Units(13)		226,107	3,572,788	2,993,657	2.04%
				226,107	3,572,788	2,993,657	2.04%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2023

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Global Accessories Group, LLC	Consumer goods: Non-durable	Equity - 3.8% Membership Interest(21)		380	151,337	-	0.00%
				380	151,337	-	0.00%

Innovate Corp.(11)	Construction & Building	8.50% Senior Secured Notes(14)	2/1/2026	2,750,000	2,615,913	2,076,250	1.41%
				2,750,000	2,615,913	2,076,250	1.41%

Invesco Mortgage Capital, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 205,000 Class C Preferred Units(13)(16)		205,000	5,035,506	3,989,300	2.71%
				205,000	5,035,506	3,989,300	2.71%

JFL-NGS-WCS Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan B (SOFR + CSA+ 5.50%, 1.00% Floor)(20)(24)	11/12/2026	861,605	864,482	865,913	0.59%
		Equity - 10,000,000 Units(21)		10,000,000	10,000,000	11,733,525	7.98%
				10,861,605	10,864,482	12,599,438	8.57%

Lighting Science Group Corporation	Containers, Packaging & Glass	Warrants - 0.62% of Outstanding Equity(21)		5,000,000	955,680	-	0.00%
				5,000,000	955,680	-	0.00%

Lucky Bucks, LLC	Consumer Discretionary	Equity - 180,739 Membership Units (21)		180,739	174,393	1,545,318	1.05%
		Second Out Exit Term Loan (SOFR + CSA + 7.50%, 1.00% Floor)(20)(24)	10/2/2029	1,361,240	1,334,015	1,361,240	0.93%
		First Out Exit Term Loan (SOFR + CSA + 7.50%, 1.00% Floor)(20)(24)	10/2/2028	689,541	626,519	689,541	0.47%
				2,231,520	2,134,927	3,596,099	2.45%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2023

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
McKissock Investment Holdings, LLC (dba Colibri)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.75% Floor)(20)(25)	3/12/2029	4,924,535	4,883,570	4,776,799	3.25%
				4,924,535	4,883,570	4,776,799	3.25%

MFA Financial, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 97,426 Class C Preferred Units(13)(19)		97,426	2,318,487	1,856,940	1.26%
				97,426	2,318,487	1,856,940	1.26%

New York Mortgage Trust, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 165,000 Class E Preferred Units(13)(18)		165,000	4,102,076	3,677,850	2.50%
				165,000	4,102,076	3,677,850	2.50%

PennyMac Financial Services, Inc.(11)	Banking, Finance, Insurance & Real Estate	Equity - 29,500 Common Units(13)		29,500	1,921,275	1,964,700	1.34%
				29,500	1,921,275	1,964,700	1.34%

PHH Mortgage Corp.	Banking, Finance, Insurance & Real Estate	7.875% Senior Secured Note(14)	3/15/2026	7,686,000	6,895,720	6,845,344	4.66%
				7,686,000	6,895,720	6,845,344	4.66%

Point.360	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00% PIK)(10)(21)	7/8/2020	2,777,366	2,103,712	-	0.00%
				2,777,366	2,103,712	-	0.00%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2023

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Power Stop LLC	Automotive	Senior Secured First Lien Term Loan (SOFR + CSA + 4.75%, 0.50% Floor)(20)(24)	1/26/2029	6,919,937	6,515,010	5,639,748	3.84%
				6,919,937	6,515,010	5,639,748	3.84%

Rithm Capital Corp.(11)	Banking, Finance, Insurance & Real Estate	Equity - 206,684 Class B Preferred Units(13)(17)		206,684	5,129,170	4,695,860	3.20%
				206,684	5,129,170	4,695,860	3.20%

Secure Acquisition Inc. (dba Paragon Films)	Packaging	Senior Secured First Lien Term Loan (SOFR + CSA + 5.00%, 0.50% Floor)(20)(25)	12/16/2028	3,430,517	3,418,570	3,396,212	2.31%
		Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 5.00%, 0.50% Floor)(8)(12)(20)(25)	12/16/2028	-	(970)	-	0.00%
				3,430,517	3,417,600	3,396,212	2.31%

SS Acquisition, LLC (dba Soccer Shots Franchising)	Services: Consumer	Senior Secured First Lien Term Loan (SOFR + CSA + 6.50%, 1.00% Floor)(20)(24)	12/30/2026	6,666,667	6,592,976	6,666,667	4.54%
		Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 6.50%, 1.00% Floor)(20)(24)	12/30/2026	3,200,000	3,160,542	3,200,000	2.18%
				9,866,667	9,753,518	9,866,667	6.72%

SMART Financial Operations, LLC	Retail	Equity - 700,000 Class A Preferred Units(21)		700,000	700,000	978,140	0.67%
				700,000	700,000	978,140	0.67%

Stancor (dba Industrial Flow Solutions Holdings, LLC)	Services: Business	Equity - 338,736.11 Class A Units(21)		338,736	308,652	200,566	0.14%
				338,736	308,652	200,566	0.14%

Staples, Inc.	Services: Consumer	First Lien Term Loan (LIBOR + 4.50%)(14)	9/12/2024	3,692,159	3,655,672	3,648,315	2.48%
				3,692,159	3,655,672	3,648,315	2.48%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2023

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)
Tamarix Capital Partners II, L.P.(11)	Banking, Finance, Insurance & Real Estate	Fund Investment(8)(21)		N/A	1,026,818	792,346	0.54%
				-	1,026,818	792,346	0.54%

Thryv Holdings, Inc.(11)	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan (SOFR + CSA + 8.50%, 1.00% Floor)(14)(20)(24)	3/1/2026	7,656,442	7,604,838	7,661,227	5.21%
				7,656,442	7,604,838	7,661,227	5.21%

Velocity Pooling Vehicle, LLC	Automotive	Equity - 5,441 Class A Units(21)		5,441	302,464	-	0.00%
		Warrants - 0.65% of Outstanding Equity(21)	3/30/2028	6,506	361,667	-	0.00%
				11,947	664,131	-	0.00%

Wingman Holdings, Inc.	Aerospace & Defense	Equity - 350 Common Shares(21)		350	700,000	-	0.00%
				350	700,000	-	0.00%

Subtotal Non-Controlled/Non-Affiliated Investments				$106,630,423	$134,339,121	$125,531,031	85.4%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2023

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

Affiliated Investments:(6)

1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan A (SOFR + 5.00% PIK, 1.00% Floor)(10)(21)(25)	8/31/2024	$9,946,741	$9,473,068	$-	0.00%
		Senior Secured First Lien Term Loan C (SOFR + 5.00%, 1.00% Floor)(25)	8/31/2024	1,231,932	1,191,257	751,479	0.51%
		Revolving Credit Facility (SOFR + 5.00%, 1.00% Floor)(12)(25)	8/31/2024	4,632,177	4,632,177	4,632,177	3.15%
		Equity - 21,562 Class A Units(21)		21,562	-	-	-
				15,832,412	15,296,502	5,383,656	3.66%

Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(20)(24)	1/31/2024	875,749	875,749	875,749	0.60%
		Senior Secured First Lien Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(10)(20)(24)	1/31/2024	13,029,115	7,767,533	1,459,249	0.99%
		Senior Secured First Lien Super Priority Delayed Draw Term Loan (SOFR + CSA + 9.00% PIK, 1.00% Floor)(20)(24)	1/31/2024	1,920,960	1,920,960	1,920,960	1.31%
		Equity - 17.92% Membership Interest(21)		-	-	-	0.00%
				15,825,824	10,564,242	4,255,958	2.90%

FST Holdings Parent, LLC	High Tech Industries	Equity - 625,548 Class A Units		625,548	10,000,000	10,000,003	6.81%
				625,548	10,000,000	10,000,003	6.81%

Maritime Wireless Holdings LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan B (SOFR + CSA + 9.00%, 1.00% Floor)(20)(24)	5/31/2027	7,500,000	7,373,166	7,500,000	5.10%
		Equity - 500,000 Class A Units(21)		500,000	5,000,000	10,150,000	6.91%
				12,500,000	12,373,166	17,650,000	12.01%

Subtotal Affiliated Investments				$44,783,784	$48,233,910	$37,289,617	25.38%

PHENIXFIN CORPORATION

Consolidated Schedule of Investments

As of September 30, 2023

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Shares/Units(2)	Amortized Cost(3)	Fair Value(4)	% of Net Assets(5)

Controlled Investments:(7)

FlexFIN, LLC	Services: Business	Equity Interest		$38,870,711	$38,870,711	$38,870,711	26.45%
				38,870,711	38,870,711	38,870,711	26.45%

Kemmerer Holdings, LLC	Metals & Mining	Senior Secured First Lien Term Loan (15.00% PIK)	6/21/2025	3,383,877	3,383,877	3,383,877	2.30%
		Equity - 31 Common Units(21)		31	1,836,157	9,133,052	6.22%
				3,383,908	5,220,034	12,516,929	8.52%

NVTN LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Delayed Draw Term Loan (LIBOR + 4.00% Cash, 1.00% LIBOR Floor)(8)(22)	12/31/2024	7,309,552	7,309,885	7,214,856	4.91%
		Senior Secured First Lien Term Loan B (LIBOR + 9.25% PIK, 1.00% LIBOR Floor)(10)(21)	12/31/2024	17,552,420	13,916,083	5,037,547	3.43%
		Senior Secured First Lien Term Loan C (LIBOR + 12.00% PIK, 1.00% LIBOR Floor)(10)(21)	12/31/2024	11,506,159	7,570,055	-	0.00%
		Equity - 1,000 Class A Units(21)		1,000	9,550,924	-	0.00%
				36,369,131	38,346,947	12,252,403	8.34%

Subtotal Control Investments				$78,623,750	$82,437,692	$63,640,043	43.31%

Total Investments, September 30, 2023				$230,037,957	$265,010,723	$226,460,691	154.40%

(1)	All of our investments are domiciled in the United States. Certain investments also have international operations.
(2)	Par amount is presented for debt investments and the amount includes accumulated payment-in-kind (“PIK”) interest, as applicable, and is net of repayments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars (“$”) unless otherwise noted.
(3)	Net unrealized depreciation for U.S. federal income tax purposes totaled $(38,550,032).
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

June 30, 2024

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
June 30, 2024
(Unaudited)

Note 2. Significant Accounting Policies (continued)

Cash, Restricted Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in financial institutions and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of June 30, 2024 and September 30, 2023, we had $8.9 million and $6.0 million in cash and cash equivalents, respectively, none of which is restricted.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due.  For the three and nine months ended June 30, 2024, the Company earned approximately $0.6 million and $1.0 million in PIK interest, respectively. For the three and nine months ended June 30, 2023, the Company earned approximately $0.2 million and $0.7 million in PIK interest, respectively.

Amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon repayment of debt. Administrative agent fees received by the Company are capitalized as deferred revenue and recorded as fee income when the services are rendered. Other income includes fees for providing managerial assistance to our portfolio companies and is recognized as revenue when earned. For the three and nine months ended June 30, 2024, fee income was approximately $0.4 million and approximately $0.5 million, respectively (see Note 9). For the three and nine months ended June 30, 2023, fee income was approximately $0.1 million and $0.3 million, respectively (see Note 9).

Investment transactions are accounted for on a trade date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment using the specific identification method, without regard to unrealized gains or losses previously recognized. No realized losses relating to restructuring transactions occurred during the three and nine months ended June 30, 2024 and 2023. No realized gains relating to restructuring transactions occurred during the three months ended June 30, 2024. Realized gains relating to restructuring transactions that occurred during the nine months ended June 30, 2024 were $6.9 million. No realized gains relating to restructuring transactions occurred during the three and nine months ended June 30, 2023. The Company reports changes in fair value of investments as net unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 2. Significant Accounting Policies (continued)

Management reviews all loans that become 90 days or more past due on principal or interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Interest receivable is analyzed regularly and may be reserved against when deemed not collectible. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At June 30, 2024, certain investments in three portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $3.3 million, or 1.4% of the fair value of our portfolio. At September 30, 2023, certain investments in four portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $6.5 million, or 2.9% of the fair value of our portfolio.

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
June 30, 2024
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

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2024
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

Other than the aforementioned guidance, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying Consolidated Financial Statements.

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

The Company is subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year and any income realized, but not distributed, in preceding years and on which it did not pay federal income tax. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There was no provision for federal excise tax at June 30, 2024 and September 30, 2023.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of June 30, 2024 and September 30, 2023, the Company did not record a deferred tax liability on the Consolidated Statements of Assets and Liabilities. The change in provision for deferred taxes is included as a component of net realized and unrealized gain/(loss) on investments in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2024 and 2023, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 2. Significant Accounting Policies (continued)

As of June 30, 2024 and September 30, 2023, the Company had a deferred tax asset of $20.6 million and $23.1 million, respectively, consisting primarily of net operating losses and net unrealized losses on the investments held within its Taxable Subsidiaries. As of June 30, 2024 and September 30, 2023, the Company has booked a valuation allowance of $20.6 million and $23.1 million, respectively, against its deferred tax asset.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at June 30, 2024. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service and applicable state tax authorities.

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

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 3. Investments

The composition of our investments as of June 30, 2024 as a percentage of our total portfolio, at amortized cost and fair value were as follows (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$130,842	48.2%	$117,200	50.2%
Senior Secured Notes	22,917	8.5	23,029	9.9
Fund Investment	1,027	0.4	807	0.3
Equity/Warrants	116,328	42.9	92,645	39.6
Total Investments	$271,114	100.0%	$233,681	100.0%

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

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At June 30, 2024 and September 30, 2023, the total fair value of warrants was $98.4 thousand and $206.5 thousand, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. During the three and nine months ended June 30, 2024, the Company did not acquire any additional warrants in an existing portfolio company. During the three and nine months ended June 30, 2023, the Company acquired and/or added on one and two, respectively, of additional warrants in an existing portfolio company.

For the three and nine months ended June 30, 2024, there was $34.8 thousand and $108.1 thousand, respectively, in unrealized depreciation related to warrants and was recorded on the Consolidated Statements of Operations as net unrealized appreciation/(depreciation) on investments. For the three and nine months ended June 30, 2023, there was $194.4 thousand and $404.6 thousand, respectively, in unrealized appreciation related to warrants. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 3. Investments (continued)

The following table shows the portfolio composition by industry grouping at fair value at June 30, 2024 (dollars in thousands):

	Fair Value	Percentage

Real Estate	$52,967	22.7%
Services: Business	45,264	19.4
Services: Consumer	29,967	12.8
Hotel, Gaming & Leisure	25,659	11.0
Construction & Building	16,085	6.9
Automotive	12,479	5.3
High Tech Industries	11,161	4.8
Metals & Mining	9,154	3.9
Media: Broadcasting & Subscription	7,528	3.2
Consumer Discretionary	6,784	2.9
Banking	6,007	2.6
Energy: Oil & Gas	4,338	1.9
Packaging	3,527	1.5
Aerospace & Defense	2,661	1.1
Insurance	100	-
Total	$233,681	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2023 (dollars in thousands):

	Fair Value	Percentage

Services: Business	$47,083	20.7%
Banking, Finance, Insurance & Real Estate	43,755	19.3
Hotel, Gaming & Leisure	34,158	15.1
Services: Consumer	18,292	8.1
High Tech Industries	15,472	6.8
Construction & Building	14,676	6.5
Metals & Mining	12,517	5.5
Media: Broadcasting & Subscription	11,665	5.2
Automotive	9,520	4.2
Consumer Discretionary	6,920	3.1
Energy: Oil & Gas	5,384	2.4
Packaging	3,396	1.5
Aerospace & Defense	2,645	1.2
Retail	978	0.4
Total	$226,461	100.0%

The Company invests in portfolio companies principally located in the United States. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business.

The following table shows the portfolio composition by geographic location at fair value at June 30, 2024 (dollars in thousands):

	Fair Value	Percentage
Northeast	$90,456	38.7%
Southeast	61,804	26.3
Midwest	35,217	15.1
West	32,717	14.0
Southwest	2,931	1.3
Mid-Atlantic	375	0.2
International	10,181	4.4
Total	$233,681	100.0%

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2024
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

Transactions With Affiliated/Controlled Companies

The Company had investments in portfolio companies designated as Affiliated Investments and Controlled Investments under the 1940 Act. Transactions with Affiliated Investments and Controlled Investments during the nine months ended June 30, 2024 and 2023 were as follows:

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2023	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2024	Earned Income
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan C	$751,479	$(1,096,561)	$(196,411)	$439,778	$101,715	$-	$48,327
	Senior Secured First Lien Term Loan A	-	-	-	9,473,068	(9,473,068)	-	-
	Revolving Credit Facility	4,632,177	(5,112,074)	-	-	479,897	-	158,674
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	875,749	-	-	-	-	875,749	-
	Senior Secured First Lien Term Loan	1,459,249	-	-	(1,008,883)	-	450,366	-
	Senior Secured First Lien Super Priority DDTL	1,920,960	-	-	-	-	1,920,960	-
FST Holdings Parent, LLC	Equity	10,000,003	-	-	1,160,749	-	11,160,752	-
Maritime Wireless Holdings LLC	Senior Secured First Lien Term Loan B	7,500,000	(7,373,166)	-	(126,834)	-	-	535,857
	Equity	10,150,000	(11,900,000)	-	(5,150,000)	6,900,000	-	-
Total Affiliated Investments		$37,289,617	$(25,481,801)	$(196,411)	$4,787,878	$(1,991,456)	$14,407,827	$742,858

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 3. Investments (continued)

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2023	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Controlled	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2024	Earned Income
Controlled Investments
ECC Capital Corp.	Senior Secured Promissory Note	-	10,422,012	-	-	-	10,422,012	482,173
	Equity	-	4,251,084	-	(1,311,084)	-	2,940,000	-
FlexFIN, LLC	Equity Interest	38,870,711	(4,162,202)	-	-	-	34,708,509	3,216,298
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	3,383,877	5,769,816	(9,153,693)	-	-	-	268,831
	Equity	9,133,052	(10,378,988)	-	(7,296,895)	8,542,831	-	-
NSG Captive, Inc.	Equity	-	100,000	-	-	-	100,000	-
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	7,214,856	(1,693,577)	-	(21,279)	-	5,500,000	868,449
	Senior Secured First Lien Term Loan B	5,037,547	-	-	11,874,210	-	16,911,757	214,286
	Equity	-	11,900,000	-	(11,900,000)	-	-	-
Total Controlled Investments		$63,640,043	$16,208,145	$(9,153,693)	$(8,655,048)	$8,542,831	$70,582,278	$5,050,037

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2022	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2023	Earned Income
Affiliated Investments
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan C	$-	$-	$-	$763,798	$-	$763,798	$25,765
	Revolving Credit Facility	4,151,562	215,622	-	264,993	-	4,632,177	336,502
Black Angus Steakhouses, LLC	Senior Secured First Lien Delayed Draw Term Loan	758,929	9,915	-	75,893	-	844,737	94,376
	Senior Secured First Lien Term Loan	1,547,918	-	-	(100,951)	-	1,446,967	-
	Senior Secured First Lien Super Priority DDTL	1,500,000	19,796	-	166,667	-	1,686,463	224,616
FST Holdings Parent, LLC	Equity	-	8,000,000	-	-	-	8,000,000	-
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,378,510	-	(2,378,510)	-	-	-	-
	Equity	694,702	-	(962,717)	268,015	-	-	-
Maritime Wireless Holdings LLC	Senior Secured First Lien Term Loan A	-	(1,500,703)	4,900,000	61,742	30,211	3,491,250	163,403
	Senior Secured First Lien Term Loan B	-	(1,055)	7,350,000	132,305	-	7,481,250	267,124
	Convertible Promissory Note	-	-	5,000,000	1,925,000	-	6,925,000	-
US Multifamily, LLC	Equity	1,282,571	(972,483)	-	(244,952)	-	65,136	-
Total Affiliated Investments		$12,314,192	$5,771,092	$13,908,773	$3,312,510	$30,211	$35,336,778	$1,111,786

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 3. Investments (continued)

Name of Investment(1)(2)	Type of Investment	Fair Value at September 30, 2022	Purchases/(Sales) of or Advances/(Distributions)	Transfers In/(Out) of Affiliates	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Fair Value at June 30, 2023	Earned Income
Controlled Investments
FlexFIN, LLC	Equity Interest	$47,136,146	$(13,012,069)	$-	$-	-	$34,124,077	$2,637,115
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	-	2,329,641	2,378,510	(1)	24,131	4,732,281	245,738
	Equity	-	873,440	962,717	7,319,045	-	9,155,202	-
NVTN LLC	Senior Secured First Lien Delayed Draw Term Loan	7,192,927	-	-	14,620	-	7,207,547	416,974
	Senior Secured First Lien Term Loan B	3,697,109	-	-	199,532	-	3,896,641	-
	Senior Secured First Lien Term Loan C	-	-	-	-	-	-	-
Total Controlled Investments		$58,026,182	$(9,808,988)	$3,341,227	$7,533,196	$24,131	$59,115,748	$3,299,827

(1)	The par amount and additional detail are shown in the Consolidated Schedules of Investments.

(2)	Securities with a zero value at the beginning and end of the period, and those that had no transaction activity were excluded from the roll forward.

Purchases/(sales) of or advances to/(distributions) from Affiliated Investments and Controlled Investments represent the proceeds from sales and settlements of investments, purchases, originations and participations, investment increases due to PIK interest as well as net amortization of premium/(discount) on investments and are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the nine months ended June 30, 2024 and 2023. Transfers in/(out) of Affiliated Investments and Controlled Investments represent the fair value for the month an investment became or was removed as an Affiliated Investment or a Controlled Investment. Income received from Affiliated Investments and Controlled Investments is included in total investment income on the Consolidated Statements of Operations for the nine months ended June 30, 2024 and 2023.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 3. Investments (continued)

Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company evaluated and determined that it had one subsidiary, FlexFIN, LLC, for which the Company owned 50%, that is deemed to be a “significant subsidiary” as of June 30, 2024 for which summarized financial information is presented below (dollars in thousands):

Balance Sheet	June 30, 2024 (Unaudited)	September 30, 2023 (Audited)
Total Assets	$35,909	$38,871
Total Liabilities	1,935	279

Income Statement	For the Nine Months Ended June 30, 2024 (Unaudited)	For the Year Ended September 30, 2023 (Audited)
Total Income	$3,324	$4,385
Total Expenses	614	815
Net Income	$2,710	$3,570

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

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 4. Fair Value Measurements (continued)

In addition to using the above inputs in investment valuations, the Company continues to employ a valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with our valuation policy, we evaluate the source of inputs, including any markets in which our investments are trading, in determining fair value.

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of June 30, 2024 (dollars in thousands):

	Fair Value Hierarchy as of June 30, 2024
Investments:	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$-	$45,955	$71,245	$117,200
Senior Secured Notes	-	12,607	10,422	23,029
Equity/Warrants	32,927	-	59,718	92,645
Total	$32,927	$58,562	$141,385	$232,874
Investments measured at net asset value(1)				807
Total Investments, at fair value				$233,681

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended June 30, 2024 (dollars in thousands):

	Senior Secured First Lien Term Loans	Senior Secured Notes	Equities/ Warrants	Total
Balance as of September 30, 2023	$82,499	$-	$82,817	$165,316
Purchases and other adjustments to cost	28,457	34,000	42,293	104,750
Sales (including repayments or maturities)	(29,587)	(23,578)	(57,701)	(110,866)
Net realized gains/(losses) from investments	(8,785)	-	15,747	6,962
Net unrealized gains/(losses)	22,220	-	(23,438)	(1,218)
Transfer in/(out)	(23,559)	-	-	(23,559)
Balance as of June 30, 2024	$71,245	$10,422	$59,718	$141,385

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2024
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

Net change in unrealized gain (loss) for the nine months ended June 30, 2024 and 2023 included in earnings related to Level 3 investments still held as of June 30, 2024 and 2023 was approximately $2.1 million and $7.4 million, respectively.

Purchases and other adjustments to cost include purchases of new investments at cost, effects of refinancing/restructuring, accretion/amortization of income from discount/premium on debt securities, and PIK.

Sales represent net proceeds received from investments sold, including any repayments or maturities.

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended June 30, 2024, five investments were transferred out of Level 3. During the nine months ended June 30, 2023, no investments were transferred in or out of Level 3.

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of June 30, 2024 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation From An Increase In Input
Senior Secured First Lien Term Loans	$59,588	Income Approach	Market Yield	3.3% - 42.5% (16.9%)	Decrease
Senior Secured First Lien Term Loans	7,062	Recent Purchase	Purchase Price	N/A	N/A
Senior Secured First Lien Term Loans	4,245	Market Approach	EBITDA Multiple	3.3x - 8.3x (4.7x)	Increase
Senior Secured First Lien Term Loans	350	Cost Approach	Collateral Value	N/A	N/A
Senior Secured Notes	10,422	Recent Purchase	Purchase Price	N/A	N/A
Equity/Warrants	34,708	Cost Approach	Collateral Value	N/A	N/A
Equity/Warrants	24,812	Market Approach	EBITDA Multiple	1.0x - 10.8x (8.7x)	Increase
Equity/Warrants	100	Recent Purchase	Purchase Price	N/A	N/A
Equity/Warrants	98	Income Approach	DLOM (Discount for lack of Marketability)	26.0%-31.0% (28.5%)	Decrease
Total	$141,385

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 4. Fair Value Measurements (continued)

The following table presents the quantitative information about Level 3 fair value measurements of our investments, as of September 30, 2023 (dollars in thousands):

	Fair Value	Valuation Methodology	Unobservable Input	Range (Weighted Average)	Impact to Valuation From An Increase In Input
Senior Secured First Lien Term Loans	$69,943	Income Approach	Market Yield	8.50% - 32.0% (13.78%)	Decrease
Senior Secured First Lien Term Loans	751	Market Approach	Revenue Multiple	0.3x - 0.3x (0.3x)	Increase
Senior Secured First Lien Term Loans	10,939	Market Approach	EBITDA Multiple	1.7x - 5.0x (3.1x)	Increase
Senior Secured First Lien Term Loans	866	Market Approach	LTM EBITDA Multiple	5.8x - 6.8x (6.3x)	Increase
Equity/Warrants	38,870	Cost Approach	Collateral Value	N/A	N/A
Equity/Warrants	11,734	Market Approach	LTM Multiple	5.8x - 6.8x (6.3x)	Increase
Equity/Warrants	22,007	Market Approach	EBITDA Multiple	1.8x - 36.8x (2.8x)	Increase
Equity/Warrants	10,000	Recent Purchase	Purchase Price	N/A	N/A
Equity/Warrants	206	Income Approach	DLOM (Discount for lack of Marketability)	3.0x - 3.2x (3.1x)	Decrease
Total	$165,316

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

In September 2017, the Company entered into an agreement with Global Accessories Group, LLC (“Global Accessories”), in which the Company exchanged its full position in Lydell Jewelry Design Studio, LLC for a 3.8% membership interest in Global Accessories, which is included in the Consolidated Schedule of Investments. As part of the agreement, the Company is entitled to contingent consideration in the form of cash payments (“Earnout”), as well as up to an additional 5% membership interest (“AMI”), provided Global Accessories achieves certain financial benchmarks through calendar year ended 2022. The Earnout and AMI were initially recorded with an aggregate fair value of $2.4 million on the transaction date using the Income Approach and were included on the Consolidated Statements of Assets and Liabilities in other assets. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value will be recognized in earnings. As of June 30, 2024 and September 30, 2023, the Company deemed the contingent consideration to be uncollectible and has been recorded at $0.

Note 5. Borrowings

As a BDC, we are generally only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that we employ at any time depends on our assessment of the market and other factors at the time of any proposed borrowing.

However, in March 2018, the Small Business Credit Availability Act modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from 200% to 150% of asset coverage, if certain requirements under the 1940 Act are met. Under the 1940 Act, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the 1940 Act allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after the one-year anniversary of such approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. No approval was requested or obtained and the Company is still subject to the 200% requirement.

As of June 30, 2024 and September 30, 2023, the Company’s asset coverage was 277.8% and 270.7%, respectively, after giving effect to leverage and therefore the Company’s asset coverage was greater than 200%, the minimum asset coverage requirement applicable presently to the Company under the 1940 Act.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 5. Borrowings (continued)

The Company’s outstanding debt excluding debt issuance costs as of June 30, 2024 and September 30, 2023 were as follows (dollars in thousands):

	June 30, 2024				September 30, 2023
	Aggregate Principal Available (1)	Principal Amount Outstanding	Carrying Value	Fair Value	Aggregate Principal Available (1)	Principal Amount Outstanding	Carrying Value	Fair Value
2028 Notes	$57,500	$57,500	$56,061	$51,957	$57,500	$57,500	$55,811	$49,105
2028 Promissory Note	1,661	1,661	1,661	1,661	-	-	-	-
Revolving Credit Facility	34,927	27,573	27,573	27,573	21,558	28,442	28,442	28,442
Total debt	$94,088	$86,734	$85,295	$81,191	$79,058	$85,942	$84,253	$77,547

(1)	For the 2028 Notes and 2028 Promissory Note, this represents the total principal amount and for the Revolving Credit Facility, this represents the undrawn principal amount.

Credit Facility

On December 15, 2022, the Company entered into a 3 year $50.0 million revolving credit facility (the “Credit Facility”) with Woodforest National Bank (“Woodforest’). Woodforest is the administrative agent, sole bookrunner and sole lead arranger.

Under the Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 2.0:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Credit Facility. Amounts available to borrow under the Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Credit Facility) that are pledged as collateral. As of June 30, 2024, the Company was in compliance in all respects with the terms of the Credit Facility.

As of June 30, 2024 and September 30, 2023, there was $27.6 million and $28.4 million outstanding, respectively, under the Credit Facility.

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

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2024
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

2028 Promissory Note

On May 2, 2024, the Company issued a 5.25% note due November 1, 2028 in the principal amount of $1,661,498 to National Security Insurance Company (the “2028 Promissory Note”). The financial terms of the note are substantially the same as the 2028 Notes.

Fair Value of Debt Obligations

The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the 2028 Notes, which are publicly traded, is based upon closing market quotes as of the measurement date. As of June 30, 2024 and September 30, 2023, the Notes are deemed to be Level 1 in the fair value hierarchy, as defined in Note 4. As of June 30, 2024 and September 30, 2023, the 2028 Promissory Note is deemed to be Level 3 in the fair value hierarchy, as defined in Note 4. As of June 30, 2024 and September 30, 2023, the Credit Facility is deemed to be Level 3 in the fair value hierarchy, as defined in Note 4.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 5. Borrowings (continued)

Debt issuance costs related to the 2028 Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of and the 2028 Notes. As of June 30, 2024 and September 30, 2023, debt issuance costs related to the 2023 Notes and the 2028 Notes were as follows (dollars in thousands):

	For the nine months ended			For the year ended
	June 30, 2024			September 30, 2023
	2023 Notes	2028 Notes	Total	2023 Notes	2028 Notes	Total
Total debt issuance costs at beginning of period	$-	$1,689	$1,689	$39	$2,020	$2,059
Amortized debt issuance costs	-	249	249	39	331	370
Unamortized debt issuance costs	$-	$1,440	$1,440	$-	$1,689	$1,689

For the three and nine months ended June 30, 2024 and 2023, the components of interest expense, amortized debt issuance costs, amortized deferred financing costs, weighted average stated interest rate and weighted average outstanding debt balance for the 2023 Notes, the 2028 Notes and the Credit Facility were as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
2023 Notes Interest	$-	$-	-	$820
2028 Notes Interest	756	772	2,264	1,894
Credit facility interest	739	477	1,930	830
Commitment fees	17	-	48	-
Amortization of Credit Facility deferred financing costs	127	83	340	199
Amortization of debt issuance costs	83	83	249	287
Total	$1,722	$1,415	4,831	$4,030
Weighted average stated interest rate	6.4%	6.0%	6.3%	5.8%
Weighted average debt outstanding	$94,127	$83,061	$88,660	$81,227

Note 6. Agreements

Administration Agreement

In connection with the adoption by the board of directors of an internalized management structure, on November 19, 2020, the Company entered into a Fund Accounting Servicing Agreement and an Administration Servicing Agreement on customary terms with U.S. Bancorp. A U.S. Bancorp affiliate also served as the Company’s custodian. The Company’s administrative and custodial relationship with U.S. Bancorp terminated on August 9, 2022. SS&C has since served as administrator of the Company and has provided the Company with fund accounting and financial reporting services pursuant to the services agreement with the Company. Effective September 12, 2022, Computershare serves as custodian for the Company pursuant to its Loan Administration and Custodial Agreement with the Company. For the three and nine months ended June 30, 2024, we incurred approximately $0.1 million and $0.2 million in administrator expenses, respectively. For the three and nine months ended June 30, 2023, we incurred approximately $0.1 million and $0.2 million in administrator expenses, respectively.

As of June 30, 2024 and September 30, 2023, $0.1 million and $0.0 million was included in “administrator expenses payable” in the accompanying Consolidated Statements of Assets and Liabilities.

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

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 6. Agreements (continued)

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

During the three and nine months ended June 30, 2024, the Company recorded an expense of $684,735 and $1,494,425, respectively, for these awards. During the three and nine months ended June 30, 2023, the Company recorded an expense of $159,000 and $159,000, respectively, for these awards.

Note 7. Related Party Transactions

During the nine months ended June 30, 2024, the Company entered into a related party transaction with NVTN LLC whereby the $11.9 million of equity of Wireless Maritime Services was transferred to NVTN LLC.

Due from/to Affiliates

Due from affiliates at June 30, 2024 and September 30, 2023 consists of certain legal and general and administrative expenses paid by the Company on behalf of certain of its affiliates. Due to affiliates at June 30, 2024 and September 30, 2023 consists of certain expenses payable by the Company to certain of its affiliates.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 8. Commitments

Unfunded commitments

As of June 30, 2024 and September 30, 2023, we had commitments under loan and financing agreements to fund up to $2.9 million to three portfolio companies and $3.4 million to four portfolio companies, respectively. These commitments are primarily composed of senior secured delayed draw term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedules of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2024 and September 30, 2023 is shown in the table below (dollars in thousands):

	June 30, 2024	September 30, 2023
Secure Acquisition Inc. (dba Paragon Films) - Senior Secured First Lien Delayed Draw Term Loan	$-	$517
NVTN LLC - Senior Secured First Lien Delayed Draw Term Loan	-	220
SMC Roofing - First Out Delayed Draw Term Loan	57	-
SMC Roofing - Last Out Delayed Draw Term Loan	246	-
Deer Management Systems LLC - Senior Secured First Lien Delayed Draw Term Loan	600	600
Tamarix Capital Partners II, L.P. - Fund Investment	2,038	2,038
Total unfunded commitments	$2,941	$3,375

Contingencies

In December 2023, the Company established a subsidiary to serve as a regulated insurance company. The Company purchased 100,000 shares of the subsidiary’s common stock for a purchase price of $1.00 per share on February 8, 2024. This subsidiary also entered into a merger agreement pursuant to which it agreed to acquire a controlling interest in VR Insurance SPV, LLC, a company primarily engaged in the insurance business through its subsidiaries (“VR”), and to provide additional capital to such company. The Company’s total investment in the insurance subsidiary and VR is expected to approximate $49 million. The merger transaction is presently expected to close during 2024, subject to various closing conditions, including insurance regulatory approvals.

Lease obligations

The Company evaluates its leases to determine whether they should be classified as operating or financing leases. PhenixFIN identified one operating lease for its office space. The lease commenced September 1, 2021 and expires November 30, 2026.

Upon entering into the lease on September 1, 2021, PhenixFIN recorded a right-of-use asset and a lease liability as of that date.

As of June 30, 2024 and September 30, 2023, the asset related to the operating lease was $353,366 and $449,815, respectively, and is included in the Other assets balance on the Consolidated Balance Sheet. As of June 30, 2024 and September 30, 2023, the lease liability was $327,045 and $432,698, respectively, and is included in the Other liabilities balance on the Consolidated Statements of Assets and Liabilities. As of June 30, 2024 and September 30, 2023, the remaining lease term was approximately two years and three years, respectively and the implied borrowing rate was 5.25% for each of the respective periods.

The following table shows future minimum payments under PhenixFIN’s operating lease as of June 30, 2024:

For the Years Ended September 30,	Amount

2024	$41,159
2025	156,971
2026	161,680
2027	27,417
Thereafter	-
387,227
Difference between undiscounted and discounted cash flows	(60,182)
$327,045

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 9. Fee Income

Fee income consists of amendment fees, prepayment penalty and other miscellaneous fees which are non-recurring in nature, as well as administrative agent fees, which are recurring in nature. The following table summarizes the Company’s fee income for the three and nine months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Prepayment fee	$-	$-	$-	$-
Administrative agent fee	-	-	75	169
Amendment fee	-	-	-	-
Other fees	375	94	379	170
Fee income	$375	$94	$454	$339

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

No board service compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940 Act). For the three and nine months ended June 30, 2024, the Company recognized $0.2 million and $0.6 million for directors’ fees expense, respectively. For the three and nine months ended June 30, 2023, the Company recognized $0.2 million and $0.5 million for directors’ fees expense, respectively.

Note 11. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company does not have any potentially dilutive common shares as of June 30, 2024.

The following information sets forth the computation of the weighted average basic and diluted net increase/(decrease) in net assets per share from operations for the three and nine months ended June 30, 2024 and 2023 (amounts in thousands, except shares and per share amounts):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Basic and diluted:
Net increase (decrease) in net assets resulting from operations	$2,609	$8,917	$12,515	$19,577
Weighted average shares of common stock outstanding - basic and diluted	2,019,786	2,090,691	2,047,127	2,095,591
Earnings (loss) per share of common stock - basic and diluted	$1.29	$4.26	$6.11	$9.34

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 12. Financial Highlights

The following is a schedule of financial highlights for the nine months ended June 30, 2024 and 2023:

	For the Nine Months Ended June 30,
	2024	2023
Per share data
Net Asset Value per share at Beginning of Period	$70.75	$57.49

Results of Operations:
Net Investment Income/(Loss)	2.08	2.22
Net Realized Gain/(Loss) on Investments	3.49	(1.02)
Net Unrealized Gain/(Loss) on Investments	0.54	8.14
Net Increase (Decrease) in Net Assets Resulting from Operations	6.11	9.34

Capital Share Transactions
Distributions declared	(1.31)	-
Repurchase of common stock under stock repurchase program(8)	0.80	0.18
Net Increase (Decrease) Resulting from Capital Share Transactions	(0.51)	0.18
Net Asset Value per share at End of Period	$76.35	$67.01

Net Assets at End of Period	$154,203,403	$139,954,664
Shares Outstanding at End of Period	2,019,778	2,088,589

Per share market value at end of period	$46.77	$38.00
Total return based on market value(1)	26.86%	8.94%
Total return based on net asset value(2)	6.91%	16.56%
Portfolio turnover rate	37.90%	20.33%

Ratios:
Ratio of net investment/(loss) income to average net assets after waivers, discounts and reimbursements(3)	3.76%	4.94%
Ratio of total expenses to average net assets(3)	10.90%	10.45%

Supplemental Data:
Percentage of non-recurring fee income(4)	2.73%	2.35%
Average debt outstanding(5)	$88,660,220	$81,227,306
Average debt outstanding per weighted average common share	$43.31	$38.85
Asset coverage ratio per unit(6)	$2,778	$2,632
Senior Securities Outstanding(7)
2028 Notes	$57,500,000	$57,500,000
2028 Promissory Note	$1,661,498	$-
Credit Facility	$27,572,953	$28,241,941

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 12. Financial Highlights (continued)

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

As of June 30, 2024, the Company’s asset coverage was 277.8% after giving effect to leverage and therefore the Company’s asset coverage was above 200%, the minimum asset coverage requirement under the 1940 Act.

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

On May 9, 2024, the Board of Directors declared a special dividend of $1.31 per share. This dividend was paid on June 10, 2024 to stockholders of record as of May 27, 2024. The dividends declared during the three and nine months ended June 30, 2024 were derived from net investment income, determined on a tax basis. The Company did not declare any distribution payments during the three and nine months ended June 30, 2023.

PHENIXFIN CORPORATION
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)

Note 14. Share Transactions

On February 8, 2023, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Since announcing this share repurchase program on January 11, 2021, the Company has repurchased an aggregate of 703,931 shares of common stock through June 30, 2024 with a total cost of approximately $28.1 million, or 25.8% of shares outstanding as of the program’s inception. The total remaining amount authorized under the expanded share repurchase program is approximately $6.9 million.

The following table sets forth the number of shares of common stock repurchased by the Company at an average price of $39.93 per share under its share repurchase program from February 10, 2021 through June 30, 2024:

Month Ended	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares
February 2021	13,082	$30.25 - $30.96	397,384
March 2021	12,241	$30.25 - $34.42	393,938
April 2021	14,390	$33.11 - $34.89	491,469
May 2021	25,075	$34.56 - $39.93	976,440
August 2021	141,700	$41.03 - $42.28	5,944,213
January 2022	7,312	$39.07 - $40.88	293,756
February 2022	170,589	$39.53 - $41.00	6,908,864
March 2022	132,054	$39.24 - $40.57	5,306,885
April 2022	2,942	$39.07 - $41.00	117,758
May 2022	3,391	$37.70 - $39.78	131,338
June 2022	3,515	$37.28 - $39.19	135,063
July 2022	700	$36.40 - $37.23	25,864
August 2022	3,081	$28.24 - $37.70	112,456
September 2022	91,508	$36.80 - $37.50	3,443,845
October 2022	701	$35.20 - $36.14	14,434
November 2022	1,103	$34.53 - $35.28	38,790
December 2022	1,501	$33.26 - $34.84	51,295
January 2023	2,052	$32.78 - $34.84	68,665
February 2023	3,131	$33.06 - $39.03	115,430
March 2023	2,003	$37.02 - $38.89	76,214
April 2023	649	$35.79 - $37.03	23,671
May 2023	100	$36.53 - $36.53	3,658
June 2023	2,300	$33.63 - $38.76	85,556
August 2023	14,751	$36.98 - $39.41	575,728
September 2023	125	$38.11 - $38.11	4,772
November 2023	475	$37.03 - $37.78	17,825
December 2023	12,748	$37.53 - $41.03	520,749
March 2024	40,000	$45.00 - $45.00	1,801,205
April 2024	700	$43.73 - $43.73	30,637
May 2024	12	$44.79 - $44.79	543
Total	703,931		$28,108,445

During the nine months ended June 30, 2024, 54,048 shares were transferred into treasury, including 125 shares that were repurchased during the year ended September 30, 2023 and transferred into treasury during the nine months ended June 30, 2024. As of June 30, 2024, there were 12 shares that were not yet transferred into treasury.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the Consolidated Financial Statements included herein. On August 5, 2024 (the “Second Amendment Effective Date”), in order to increase the size of the Credit Facility, the parties to the Credit Facility amended the Credit Facility, effective as of the Second Amendment Effective Date (the “Second Amendment”). The Second Amendment increased the principal amount of loan available under the Credit Facility by $25 million to $87.5 million. All other material terms of the Credit Facility remain unchanged.

Other than the items disclosed herein, there have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the Consolidated Financial Statements as of and for the three and nine months ended June 30, 2024.

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

We have evaluated subsequent events from June 30, 2024 through the filing date of this quarterly report on Form 10-Q. However, as the discussion in this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period ended June 30, 2024, the analysis contained herein may not fully account for market event impacts. As of June 30, 2024, the Company valued its portfolio investments in conformity with U.S. generally accepted accounting principles (“GAAP”) based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that market events may have caused during the months following our most recent valuation (as of June 30, 2024), any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio.

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

During the three and nine months ended June 30, 2024, the Company recorded an expense of $684,735 and $1,494,425, respectively, for these awards. During the three and nine months ended June 30, 2023, the Company recorded an expense of $159,000 and $159,000, respectively, for these awards.

Portfolio and Investment Activity

As of June 30, 2024 and September 30, 2023, our portfolio had a fair market value of approximately $233.7 million and $226.5 million, respectively.

During the nine months ended June 30, 2024, we received proceeds from sale and settlements of investments of $87.9 million, including principal proceeds, net realized gains on investments of $7.1 million and invested $85.5 million.

During the nine months ended June 30, 2023, we received proceeds from sale and settlements of investments of $39.8 million, including principal and dividend proceeds, realized net losses on investments of $2.1 million, and invested $49.3 million.

The following table summarizes the amortized cost and the fair value of our average portfolio company (dollars in thousands):

	June 30, 2024		September 30, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Average portfolio company	$6,305	$5,434	$6,310	$5,392
Largest portfolio company by amortized cost and fair value, respectively	48,553	34,709	38,871	38,871

The following table summarizes the amortized cost and the fair value of investments as of June 30, 2024 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$130,842	48.2%	$117,200	50.2%
Senior Secured Notes	22,917	8.5	23,029	9.9
Fund Investment	1,027	0.4	807	0.3
Equity/Warrants	116,328	42.9	92,645	39.6
Total Investments	$271,114	100.0%	$233,681	100.0%

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2023 (dollars in thousands):

	Amortized Cost	Percentage	Fair Value	Percentage
Senior Secured First Lien Term Loans	$139,103	52.5%	$103,004	45.6%
Senior Secured Notes	9,512	3.6	8,922	3.9
Fund Investment	1,027	0.4	792	0.3
Equity/Warrants	115,369	43.5	113,743	50.2
Total Investments	$265,011	100.0%	$226,461	100.0%

As of June 30, 2024, our income-bearing investment portfolio based upon cost represented 85.2% of our total portfolio of which 59.0% bore interest based on floating rates, such as SOFR or LIBOR, 17.8% bore interest at fixed rates, and 23.2% are income-producing equity investments. As of September 30, 2023, our income-bearing investment portfolio based upon cost represented 88.2% of our total portfolio of which 59.5% bore interest based on floating rates, such as LIBOR or SOFR, 13.9% bore interest at fixed rates, and 26.6% are income-producing equity investments. As of June 30, 2024, the Company had a weighted average yield of 13.8% on debt and other income producing investments. The weighted average yield of our total portfolio does not represent the total return to our stockholders.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2024 and September 30, 2023 (dollars in thousands):

	June 30, 2024		September 30, 2023
	Fair Value	Percentage	Fair Value	Percentage
1	$-	0.0%	$-	0.0%
2	204,554	87.6%	197,951	87.4%
3	8,968	3.8%	15,651	6.9%
4	16,912	7.2%	6,362	2.8%
5	3,247	1.4%	6,497	2.9%
Total	$233,681	100.0%	$226,461	100.0%

Results of Operations

Operating results for three and nine months ended June 30, 2024 and 2023 are as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Total investment income	$6,235	$4,839	$16,615	$14,454
Less: Net expenses	4,255	3,620	12,355	9,812
Net investment income/(loss)	1,980	1,219	4,260	4,642
Net realized gains (losses) on investments	8,699	(1,343)	7,138	(2,145)
Net change in unrealized gains (losses) on investments	(8,070)	9,041	1,117	17,080
Net increase (decrease) in net assets resulting from operations	$2,609	$8,917	$12,515	$19,577

Investment Income

For the three months ended June 30, 2024, investment income totaled $6.2 million, of which $4.2 million was attributable to portfolio interest, approximately $1.5 million was attributable to dividend income, $0.4 million was attributable to fee and other income, and $0.1 million was attributable to interest on cash and cash equivalents. For the nine months ended June 30, 2024, investment income totaled $16.6 million, of which $10.5 million was attributable to portfolio interest, approximately $5.2 million was attributable to dividend income, $0.5 million was attributable to fee and other income, and $0.4 million was attributable to interest on cash and cash equivalents. Dividend income was received from nine investments during the nine months ended June 30, 2024.

For the three months ended June 30, 2023, investment income totaled $4.8 million, of which $2.7 million was attributable to portfolio interest, approximately $1.9 million was attributable to dividend income, $0.1 million was attributable to fee and other income, and $0.1 million was attributable to interest on cash and cash equivalents. For the nine months ended June 30, 2023, investment income totaled $14.5 million, of which $8.0 million was attributable to portfolio interest, approximately $5.5 million was attributable to dividend income, $0.7 million was attributable to fee and other income, and $0.3 million was attributable to interest on cash and cash equivalents. Dividend income was received from ten investments during the nine months ended June 30, 2023.

Operating Expenses

Operating expenses for the three and nine months ended June 30, 2024 and 2023 are as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Interest and financing expenses	$1,722	$1,415	$4,831	$4,031
Salaries and benefits	1,515	1,278	4,464	2,937
Professional fees, net	432	311	1,133	1,036
General and administrative	227	253	863	674
Directors fees	188	171	563	541
Insurance	96	116	290	361
Administrator expenses	75	76	211	232
Total Expenses	$4,255	$3,620	$12,355	$9,812

For the three months ended June 30, 2024, total operating expenses increased by $0.6 million, or 17.5% compared to the three months ended June 30, 2023. For the nine months ended June 30, 2024, total operating expenses increased by $2.5 million, or 25.9% compared to the nine months ended June 30, 2023.

Interest and Financing Expenses

Interest and financing expenses for the three months ended June 30, 2024 increased by $0.3 million, or 21.7% compared to the three months ended June 30, 2023. Interest and financing expenses for the nine months ended June 30, 2024 increased by $0.8 million, or 19.9% compared to the nine months ended June 30, 2023. The increase in interest and financing expenses for the nine months ended June 30, 2024 was primarily due to increased borrowings on the credit facility.

Professional Fees and General and Administrative Expenses

Professional fees and general and administrative expenses for the three months ended June 30, 2024 increased by $0.1 million, or 16.9% compared to the three months ended June 30, 2023. Professional fees and general and administrative expenses for the nine months ended June 30, 2024 increased by $0.3 million, or 16.7% compared to the nine months ended June 30, 2023.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and nine months ended June 30, 2024, we recognized $8.7 million and $7.1 million of realized gains, respectively on our portfolio investments. The realized gains were primarily due to a realized gain on Maritime Wireless Holdings for $7.0 million and a realized gain on Kemmerer Operations, LLC for $8.5 million, offset by a loss on the sale of 1888 Industrial Services for $8.8 million.

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

For the three months ended June 30, 2024, we had $8.1 million of net unrealized depreciation on investments. The net unrealized depreciation resulted from the reversal of the unrealized gain on Kemmerer Operations, LLC for $8.0 million and unrealized depreciation on ECC Capital Corp. for $1.2 million, offset by unrealized appreciation on JFL-NGS-WGS Partners, LLC for $1.1 million.

For the nine months ended June 30, 2024, we had $1.1 million of net unrealized appreciation on investments. The net unrealized appreciation resulted from the reversal of the unrealized loss on 1888 Industrial Services and unrealized appreciation primarily on Chimera Investment Corporation, FST Holdings Parent LLC, Power Stop LLC, and PHH Mortgage Corporation, offset by the reversal of the unrealized gain on Maritime Wireless Holdings and Kemmerer Operations, LLC.

For the three months ended June 30, 2023, we had $9.0 million of net unrealized appreciation on investments. The net unrealized appreciation resulted from fair market value appreciation primarily attributable to Kemmerer Operations, Maritime Wireless, the reversal of the realized loss on Walker Edison which was offset by the unrealized depreciation on Lucky Bucks.

For the nine months ended June 30, 2023, we had $17.1 million of net unrealized appreciation on investments. The net unrealized appreciation resulted from fair market value appreciation primarily attributable to Level 1 assets along with Kemmerer Operations, Maritime Wireless, the reversal of the realized loss on Walker Edison which was offset by the unrealized depreciation on Lucky Bucks.

Provision for Deferred Taxes on Unrealized Depreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable subsidiaries are not consolidated with the Company for income tax purposes, but are consolidated for GAAP purposes, and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and nine months ended June 30, 2024 and 2023, the Company did not record a change in provision for deferred taxes on the unrealized (appreciation)/depreciation on investments.

Changes in Net Assets from Operations

For the three months ended June 30, 2024, we recorded a net increase in net assets resulting from operations of $2.6 million compared to a net increase in net assets resulting from operations of $8.9 million for the three months ended June 30, 2023. Total Net Assets decreased from the last quarter due to share repurchases in the amount of $31.2 thousand. Based on 2,019,786 and 2,090,691 weighted average common shares outstanding for the three months ended June 30, 2024 and 2023, respectively, our per share net increase in net assets resulting from operations was $1.29 for the three months ended June 30, 2024 and $4.26 for the three months ended June 30, 2023.

For the nine months ended June 30, 2024, we recorded a net increase in net assets resulting from operations of $12.5 million compared to a net increase in net assets resulting from operations of $19.6 million for the nine months ended June 30, 2023. Total Net Assets decreased from the last quarter due to share repurchases in the amount of $2.4 million. Based on 2,047,127 and 2,095,591 weighted average common shares outstanding for the nine months ended June 30, 2024 and 2023, respectively, our per share net increase in net assets resulting from operations was $6.11 for the nine months ended June 30, 2024 and $9.34 for the nine months ended June 30, 2023.

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

As of June 30, 2024 and September 30, 2023, we had $8.9 million and $6.0 million, respectively, in cash and cash equivalents.

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

On January 11, 2021, the Company announced that its board of directors approved a share repurchase program. On February 9, 2022, the Board of Directors approved the expansion of the amount authorized for repurchase under the Company’s share repurchase program from $15 million to $25 million. On February 8, 2023, the Board of Directors approved the further expansion of the amount authorized for repurchase under the Company’s share repurchase program from $25 million to $35 million. Under the share repurchase program, the Company repurchased an aggregate of 703,931 shares of common stock through June 30, 2024, or 25.8% of shares outstanding as of the program’s inception, with a total cost of $28.1 million. The total remaining amount authorized under the expanded share repurchase program at June 30, 2024 was approximately $6.9 million.

Credit Facility

On December 15, 2022, the Company and its wholly-owned subsidiaries executed a three-year, $50 million revolving credit facility (the “Credit Facility”) with WoodForest Bank, N.A. (“WoodForest”), Valley National Bank, and Axiom Bank, (collectively, the “Lenders”). WoodForest is the administrative agent, sole bookrunner and sole lead arranger. As of June 30, 2024, there was $27.6 million outstanding borrowings by the Company under the Credit Facility.

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

2028 Promissory Note

On May 2, 2024, the Company issued a 5.25% note due November 1, 2028 in the principal amount of $1,661,498 to National Security Insurance Company (the “2028 Promissory Note”). The financial terms of the note are substantially the same as the 2028 Notes.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2024 and September 30, 2023, we had commitments under loan and financing agreements to fund up to $2.9 million to three portfolio companies and $3.4 million to four portfolio companies, respectively. These commitments are primarily composed of senior secured term loans and revolvers, and the determination of their fair value is included in the Consolidated Schedule of Investments. The commitments are generally subject to the borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. The terms of the borrowings and financings subject to commitment are comparable to the terms of other loan and equity securities in our portfolio. A summary of the composition of the unfunded commitments as of June 30, 2024 and September 30, 2023 is shown in the table below (dollars in thousands):

	June 30, 2024	September 30, 2023
Secure Acquisition Inc. (dba Paragon Films) - Senior Secured First Lien Delayed Draw Term Loan	$-	$517
NVTN LLC - Senior Secured First Lien Delayed Draw Term Loan	-	220
SMC Roofing - First Out Delayed Draw Term Loan	57	-
SMC Roofing - Last Out Delayed Draw Term Loan	246	-
Deer Management Systems LLC - Senior Secured First Lien Delayed Draw Term Loan	600	600
Tamarix Capital Partners II, L.P. - Fund Investment	2,038	2,038
Total unfunded commitments	$2,941	$3,375

In December 2023, the Company established a subsidiary to serve as a regulated insurance company. The Company purchased 100,000 shares of the subsidiary’s common stock for a purchase price of $1.00 per share on February 8, 2024. This subsidiary also entered into a merger agreement pursuant to which it agreed to acquire a controlling interest in VR Insurance SPV, LLC, a company primarily engaged in the insurance business through its subsidiaries (“VR”), and to provide additional capital to such company. The Company’s total investment in the insurance subsidiary and VR is expected to approximate $49 million. The merger transaction is presently expected to close during 2024, subject to various closing conditions, including insurance regulatory approvals.

The following table shows our payment obligations for repayment of debt and other contractual obligations at June 30, 2024 (dollars in thousands):

	Payments Due by Period
	2024	2025	2026	2027	Thereafter	Total
Revolving Credit Facility	$-	$(27,572,953)	$-	$-	$-	$(27,572,953)
2028 Notes	-	-	-	-	(57,500,000)	(57,500,000)
2028 Promissory Note	-	-	-	-	(1,661,498)	(1,661,498)
Operating Lease Obligation (1)	(80,116)	(158,139)	(148,972)	-	-	(387,227)
Total contractual obligations	$(80,116)	$(27,731,092)	$(148,972)	$-	$(59,161,498)	$(87,121,678)

(1)	Operating Lease Obligation means a rent payment obligation under a lease classified as an operating lease and disclosed pursuant to ASC 842, as may be modified or supplemented.

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

We intend to pay dividends to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to pay a specified level of dividends or year-to-year increases in dividends. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay dividends. All dividends will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay dividends to our stockholders in the future.

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

On May 9, 2024, the Board of Directors declared a special dividend of $1.31 per share. This dividend was paid on June 10, 2024 to stockholders of record as of May 27, 2024.

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

Non-accrual: We place loans on non-accrual status when principal and interest payments are past due by 90 days or more, or when there is reasonable doubt that we will collect principal or interest. Accrued interest is generally reversed when a loan is placed on non-accrual. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in our management’s judgment, are likely to remain current. At June 30, 2024, certain investments in three portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $3.3 million, or 1.4% of the fair value of our portfolio. At September 30, 2023, certain investments in four portfolio companies held by the Company were on non-accrual status with a combined fair value of approximately $6.5 million, or 2.9% of the fair value of our portfolio.

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

Recent Developments

On August 5, 2024 (the “Second Amendment Effective Date”), in order to increase the size of the Credit Facility, the parties to the Credit Facility amended the Credit Facility, effective as of the Second Amendment Effective Date (the “Second Amendment”). The Second Amendment increased the principal amount of loan available under the Credit Facility by $25 million to $87.5 million. All other material terms of the Credit Facility remain unchanged.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments and cash and cash equivalents. Our investment income will be affected by changes in various interest rates, including SOFR, to the extent our debt investments include floating interest rates. In the future, we expect other loans in our portfolio will have floating interest rates. In 2023, the Federal Reserve raised short-term interest rates and has indicated additional interest rate increases may come. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the higher interest rate environment, pandemics, and other market events, which has resulted in an increase in the level of volatility across such markets. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. For the three and nine months ended June 30, 2024 and the year ended September 30, 2023, we did not engage in hedging activities.

As of June 30, 2024, 56.7% of our income-bearing investment portfolio bore interest based on floating rates based upon fair value. The substantial majority of this component of our portfolio bore interest based on a SOFR reference rate. Certain such investments used a LIBOR reference rate at June 30, 2024. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in the applicable reference rates are not offset by a corresponding increase in the spread over the reference rates that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to any income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to reference rates. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. The composition of our floating rate debt investments by cash interest rate floor as of June 30, 2024 was as follows (dollars in thousands):

	June 30, 2024
SOFR and LIBOR Floor	Fair Value	% of Floating Rate Portfolio
Under 1%	$30,774	25.0%
1% to under 2%	27,346	22.2
2% to under 3%	25,076	20.4
3% to under 4%	3,368	2.7
4% to under 5%	7,062	5.7
No Floor	29,582	24.0
Total	$123,208	100.0%

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2024, the following table (dollars in thousands) shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical LIBOR and SOFR base rate changes in interest rates, assuming no changes in our investment and capital structure.

Change in Interest Rates	Interest Income(1)	Interest Expense	Net Increase/ (Decrease)
Up 300 basis points	$9,400	$(800)	$8,600
Up 200 basis points	6,300	(600)	5,700
Up 100 basis points	3,100	(300)	2,800
Down 100 basis points	(3,100)	300	(2,800)
Down 200 basis points	(6,300)	600	(5,700)
Down 300 basis points	(9,400)	800	(8,600)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures” is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on December 22, 2023, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the three and nine months ended June 30, 2024 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

As of June 30, 2024, the Company’s asset coverage was 277.8% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act.

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

We cannot assure that we will achieve investment results that will allow us to pay cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. As of June 30, 2024, the Company’s asset coverage was 277.8% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations, and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future.

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

As of June 30, 2024, there was $86.7 million of outstanding borrowings. The weighted average interest rate charged on our borrowings as of June 30, 2024 was 6.3% (exclusive of debt issuance costs). We will need to generate sufficient cash flow to make these required interest payments. If we are unable to meet the financial obligations under the Notes, the holders thereof will have the right to declare the principal amount and accrued and unpaid interest on the outstanding Notes to be due and payable immediately. If we are unable to meet the financial obligations under the Credit Facility or any other credit facility we enter into, the lenders thereunder would likely have a superior claim to our assets over our stockholders.

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

As of June 30, 2024, 14.1% of our total assets were invested in FlexFin, our affiliate’s asset-based lending business.

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

14.1% of the Company’s total assets (as of June 30, 2024) are invested in our affiliate’s asset-based lending business and its activities are influenced by volatility in prices of gemstones and jewelry.

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

As of June 30, 2024, investments in our affiliate’s asset-based lending business constituted 14.1% of our total assets. See above, under Item 1A for risk factors related to our investment in that business.

Risks Related to Our Operations as a BDC and a RIC

Regulations governing our operation as a BDC may limit our ability to, and the way in which we raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations.

Our business requires a substantial amount of capital to operate and grow. We may acquire additional capital from the issuance of senior securities (including debt and preferred stock), the issuance of additional shares of our common stock or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations. As of June 30, 2024, the Company’s asset coverage was 277.8% after giving effect to leverage and therefore the Company’s asset coverage is above 200%, the minimum asset coverage requirement under the 1940 Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 99.A.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.2	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed on July 13, 2020).

3.3	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.4	Form of Bylaws (Incorporated by reference to Exhibit 99.B.3 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

3.5	Amendment No. 1 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 7, 2019).

3.6	Amendment No. 2 to Bylaws (Incorporated by reference to the Current Report on Form 8-K filed December 28, 2020).

3.7	Amendment No. 3 to the Bylaws (Incorporated by reference to the Current Report on Form 8-K filed February 16, 2021).

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit 99.D to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

4.2	Indenture, dated February 7, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.2 to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-179237), filed on February 13, 2012).

4.3	First Supplemental Indenture, dated March 21, 2012, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 21, 2012).

4.4	Second Supplemental Indenture, dated March 18, 2013, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.4 to the Registrant’s Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-179237), filed on March 15, 2013).

4.5	Third Supplemental Indenture, dated December 17, 2015, between Medley Capital Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to Exhibit 99.D.6 to the Registrant’s Post-Effective Amendment No. 11 to the Registration Statement on Form N-2 (File No. 333-187324), filed December 17, 2015).

4.6	Fourth Supplemental Indenture, dated November 15, 2021, between PhenixFIN Corporation and U.S. Bank National Association, as Trustee (Incorporated by reference to the Current Report on Form 8-K filed November 15, 2021)

4.7	Description of PhenixFIN Corporation’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to the Registrant’s Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-258913), filed on October 15, 2021.

10.1	Form of Custody Agreement (Incorporated by reference to Exhibit 99.J.1 to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.2	Form of Dividend Reinvestment Plan (Incorporated by reference to Exhibit 99.E to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-166491), filed on November 23, 2010).

10.3	Settlement Term Sheet, dated April 15, 2019 (Incorporated by reference to the Current Report on Form 8-K, filed on April 17, 2019).

10.4	Stipulation of Settlement, dated July 29, 2019, by and among Medley Capital Corporation, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, Medley Management Inc., MCC Advisors LLC, Medley LLC and Medley Group LLC, on the one hand, and FrontFour Capital Group LLC and FrontFour Master Fund, Ltd., on behalf of themselves and a class of similarly situated stockholders of Medley Capital Corporation, on the other hand, in connection with the action styled In re Medley Capital Corporation Stockholder Litigation, Cons. C.A. No. 2019-0100-KSJM (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.5	Governance Agreement, dated July 29, 2019, by and among, Medley Capital Corporation, on the one hand, and FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, on the other hand (Incorporated by reference to the Current Report on Form 8-K, filed on August 2, 2019).

10.6	Standstill Agreement, dated as of August 19, 2020, by and between the Medley Capital Corporation and Howard Amster and the other persons and entities identified therein (Incorporated by reference to the Current Report on Form 8-K filed on August 21, 2020).

10.7	Fund Accounting Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on December 11, 2020).

10.8	Administration Servicing Agreement, dated November 19, 2020, by and between Medley Capital Corporation and U.S. Bancorp Fund Services, LLC (Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed on December 11, 2020).

10.9	PhenixFIN Long Term Cash Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on May 9, 2022).

10.10	First Amendment to the PhenixFIN Long Term Cash Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on February 9, 2023).

10.11	Form of Award Agreement (Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on May 9, 2022).

10.12	Credit Agreement, dated December 15, 2022, between PhenixFIN Corporation and Woodforest National Bank, as Administrative Agent. (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed December 16, 2022).

10.13	First Amendment to Credit Agreement and Consent, dated February 21, 2024, between PhenixFIN Corporation and Woodforest National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed on May 10, 2024)

10.14	Loan Administration and Custodial Agreement, dated September 12, 2022 by and between PhenixFIN Corp. and Computershare Trust Company, N.A. (Incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K filed on December 16, 2022).

10.15	Pledge and Security Agreement, dated December 15, 2022 by and between PhenixFIN Corporation and Woodforest National Bank (Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed on December 16, 2022).

10.16

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

Dated: August 6, 2024

PhenixFIN Corporation

	By	/s/ David Lorber
David Lorber
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Ellida McMillan
Ellida McMillan
Chief Financial Officer
(Principal Accounting and Financial Officer)